Form 10-Q
period 1995-03-31
UAL CORP /DE/
filed 1995-05-01
CIK 100517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended March 31, 1995,  Commission File Number 1-6033

                          UAL CORPORATION
      (Exact name of Registrant as specified in its charter)
               Delaware                     36-2675207
       (State or other jurisdiction of    (I.R.S. Employer
       incorporation or organization)     Identification No.)

   1200 East Algonquin Road, Elk Grove Township, Illinois 60007
    Mailing Address:  P. O. Box 66919, Chicago, Illinois 60666
    (Address of principal executive offices)     (Zip Code)

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

                      Yes    X            No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
                 Class                       April 27, 1995

       Common Stock ($0.01 par value)          12,389,263


   UAL Corporation and Subsidiary Companies Report on Form 10-Q
               For the Quarter Ended March 31, 1995

Index

Part I. Financial Information                            Page No.

        Item 1.   Financial statements:

              Condensed statement of consolidated            3
              financial position - as of March 31, 1995
              (unaudited) and December 31, 1994


              Statement of consolidated operations           5
              (unaudited) - for the three months
              ended March 31, 1995 and 1994


              Condensed statement of consolidated            6
              cash flows (unaudited) - for the three
              months ended March 31, 1995 and 1994


              Notes to consolidated financial                7
              statements (unaudited)


        Item 2.   Management's discussion and analysis      11
                  of financial condition and results of
                  operations


Part II. Other Information

        Item 1.  Legal Proceedings                          16
        Item 6.  Exhibits and Reports on Form 8-K           16

Signatures                                                  20

Exhibit Index                                               21




                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 UAL Corporation and Subsidiary Companies
          Condensed Statement of Consolidated Financial Position
                              (In Millions)


                                                  March 31,
                                                    1995         December 31,
Assets                                           (Unaudited)         1994
Current assets:
  Cash and cash equivalents                       $   529         $   500
  Short-term investments                            1,176           1,032
  Receivables, net                                    988             889
  Inventories, net                                    294             285
  Deferred income taxes                               152             151
  Prepaid expenses and other                          268             335
                                                    3,407           3,192



Operating property and equipment:
  Owned                                            10,853          10,824
  Accumulated depreciation and amortization        (4,897)         (4,786)
                                                    5,956           6,038


  Capital leases                                    1,132           1,132
  Accumulated amortization                           (460)           (447)
                                                      672             685

                                                    6,628           6,723



Other assets:
  Intangibles, net                                    799             814
  Deferred income taxes                               494             480
  Other                                               493             555
                                                    1,786           1,849



                                                  $11,821         $11,764

           See accompanying notes to consolidated financial statements.








                   UAL Corporation and Subsidiary Companies
            Condensed Statement of Consolidated Financial Position
                                (In Millions)


                                              March 31,
                                                1995        December 31,
Liabilities and Stockholders' Equity         (Unaudited)        1994

Current liabilities:
  Short-term borrowings                      $   269         $   269
  Current portions of long-term debt
    and capital lease obligations                203             460
  Advance ticket sales                         1,275           1,020
  Accounts payable                               596             651
  Other                                        2,567           2,506
                                               4,910           4,906

Long-term debt                                 2,893           2,887

Long-term obligations under capital leases       699             730

Other liabilities and deferred credits:
  Deferred pension liability                     574             520
  Postretirement benefit liability             1,169           1,148
  Deferred gains                               1,340           1,363
  Other                                          414             477
                                               3,497           3,508

Minority interest                                 51              49

Stockholders' equity:
  Preferred stock                                 -               -
  Common stock at par                             -               -
  Additional capital invested                  1,383           1,287
  Retained earnings (deficit)                 (1,348)         (1,335)
  Unearned ESOP preferred stock                  (81)            (83)
  Other                                         (183)           (185)
                                                (229)           (316)
Commitments and contingent liabilities
  (See note)

                                             $11,821         $11,764

         See accompanying notes to consolidated financial statements.




                   UAL Corporation and Subsidiary Companies
               Statement of Consolidated Operations (Unaudited)
                       (In Millions, Except Per Share)

                                                     Three Months
                                                    Ended March 31
                                                  1995           1994
Operating revenues:
  Passenger                                      $2,920         $2,771
  Cargo                                             175            164
  Other operating revenues                          239            260
                                                  3,334          3,195
Operating expenses:
  Salaries and related costs                      1,113          1,202
  ESOP compensation expense                          89            -
  Aircraft fuel                                     378            370
  Commissions                                       342            334
  Aircraft rent                                     249            226
  Purchased services                                239            218
  Depreciation and amortization                     163            178
  Landing fees and other rent                       169            152
  Food services                                     119             91
  Aircraft maintenance                              107            109
  Personnel expenses                                 63             59
  Other operating expenses                          265            292
                                                  3,296          3,231

Earnings (loss) from operations                      38            (36)

Other income (expense):
  Interest expense                                 (102)           (83)
  Interest capitalized                               12             10
  Interest income                                    22             17
  Equity in earnings of affiliates                   14              6
  Miscellaneous, net                                 22            (22)
                                                    (32)           (72)
Earnings (loss) before income taxes and
  cumulative effect of accounting change              6           (108)
Provision (credit) for income taxes                   3            (37)
Earnings (loss) before cumulative
  effect of accounting change                         3            (71)
Cumulative effect of accounting change,
  net of tax                                         -             (26)
Net earnings (loss)                              $    3         $  (97)

Per share:
  Loss before cumulative effect of
    accounting change                            $(1.05)        $(3.31)
  Cumulative effect of accounting change            -            (1.06)
  Net loss                                       $(1.05)        $(4.37)

Average shares                                     12.3           24.5

      See accompanying notes to consolidated financial statements.





                   UAL Corporation and Subsidiary Companies
          Condensed Statement of Consolidated Cash Flows (Unaudited)
                                (In Millions)


                                                      Three Months
                                                     Ended March 31
                                                   1995           1994

Cash and cash equivalents at beginning of
  period                                         $   500        $   437

Cash flows from operating activities                 454            317

Cash flows from investing activities:
  Additions to property and equipment                (82)           (75)
  Proceeds on disposition of property and
    equipment                                        132             96
  Decrease (increase) in short-term
    investments                                     (145)           387
  Other, net                                          (4)             6
                                                     (99)           414

Cash flows from financing activities:
  Repayment of long-term debt                       (267)           (13)
  Principal payments under capital
    lease obligations                                (41)           (55)
  Decrease in short-term borrowings                   -             (46)
  Other, net                                         (18)            (8)
                                                    (326)          (122)

Increase in cash and cash equivalents                 29            609

Cash and cash equivalents at end of period       $   529        $ 1,046


Cash paid during the period for:
  Interest (net of amounts capitalized)          $    79        $    85
  Income taxes                                   $     5        $     1

Non-cash transactions:
  Long-term debt incurred in connection
    with additions to equipment                  $     4        $     5
  Unrealized loss on investments                 $     2        $     3

      See accompanying notes to consolidated financial statements.




                UAL Corporation and Subsidiary Companies
         Notes to Consolidated Financial Statements (Unaudited)

The Company

      UAL Corporation ("UAL") is a holding company whose principal subsidiary is United Air Lines, Inc. ("United").

Interim Financial Statements

      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although UAL believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which, except for the effects of the employee investment transaction, include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in UAL's Annual Report on Form 10-K for the year 1994.

ESOP Compensation Expense

      "ESOP compensation expense" in the 1995 first quarter represents the estimated average fair value of ESOP convertible preferred stock committed to be released to employees for the period, net of amounts used to satisfy dividend requirements for previously allocated ESOP convertible preferred shares, under Employee Stock Ownership Plans which were created as a part of the July 1994 employee investment transaction and recapitalization.

Other Income (Expense) - Miscellaneous

      Included in "Miscellaneous, net" in the first quarter of 1995 was a $38 million gain on disposition of aircraft owned by Air Wisconsin, Inc. Included in the first quarter of 1994 was a charge of $19 million for costs incurred in connection with the employee investment transaction. In addition, the 1995 and 1994 periods included foreign exchange losses of $8 million and $1 million, respectively.

Income Taxes

      The provision for income taxes for the first quarter of 1995 is based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible expenses. The credit for income taxes for the first quarter of 1994 was based on the actual effective tax rate for the quarter, and includes the effects of nondeductible expenses related to the employee investment transaction and recapitalization. Deferred tax assets are recognized based upon UAL's history of operating earnings and expectations for future taxable income.

Accounting Change

      UAL adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. The effect of adopting SFAS No. 112 was a cumulative charge for recognition of the transition liability of $42 million, before tax benefits of $16 million.

Per Share Amounts

      Per share amounts were based on weighted average common shares outstanding and were calculated after providing for cash dividends on preferred stock of $13 million and $9 million in the first quarter of 1995 and 1994, respectively, and stock dividends on ESOP convertible preferred stock of $3 million in the first quarter of 1995. Common stock equivalents, including ESOP shares outstanding or committed to be released, were not included in the computations as they did not have a dilutive effect.

      In connection with the July 1994 recapitalization, each old common share was exchanged for one half new common share. As required under generally accepted accounting principles for transactions of this type, the historical weighted average shares outstanding have not been restated. Thus, direct comparisons between first quarter 1995 and 1994 per share amounts are not meaningful.

Affiliates

      United owns 38% of the Galileo International Partnership ("Galileo") through a wholly-owned subsidiary. United's investment in Galileo, which owns the Apollo and Galileo computer reservations systems, is carried on the equity basis. United also owns 77% of the Apollo Travel Services Partnership and its accounts are consolidated.

      Under operating agreements with Galileo, United purchases computer reservation services from Galileo and provides marketing, sales and communication services to Galileo. Revenues derived from the sale of services to Galileo amounted to approximately $62 million in the 1995 first quarter and $59 million in the 1994 first quarter. The cost to United of services purchased from Galileo amounted to approximately $25 million in the 1995 first quarter and $21 million in the 1994 first quarter.

Long-term Debt

      In addition to scheduled principal payments in the first quarter of 1995, United repaid $150 million in principal amount of debentures and $101 million in principal amount of secured notes, resulting in an insignificant loss.

Contingencies and Commitments

      UAL has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which UAL is subject and its prior experience, that the ultimate disposition of these contingencies is not expected to materially affect UAL's consolidated financial position or results of operations.

      At March 31, 1995, commitments for the purchase of property and equipment, principally aircraft, approximated $3.9 billion, after deducting advance payments. An estimated $1.2 billion will be spent during the remainder of 1995, $0.7 billion in 1996, $1.3 billion in 1997, $0.4 billion in 1998 and $0.3 billion in 1999 and therafter. The major commitments are for the purchase of thirty-four B777 aircraft which are expected to be delivered between 1995 and 1999.

      In addition to the B777 order, United has arrangements with Airbus Industrie and International Aero Engines to lease an additional 24 A320 aircraft, which are scheduled for delivery through 1998. At March 31, 1995, United also had options for an additional 156 B737 aircraft, 36 B757 aircraft, 34 B777 aircraft, 44 B747 aircraft, 8 B767 aircraft and 48 A320 aircraft. These amounts reflect the recent cancellation of certain options. Under the terms of certain of these remaining options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options it does not exercise. In April 1995, United confirmed options for two B747 aircraft and ordered four B757 aircraft, agreeing to take delivery of the aircraft in 1996. The four B757 orders replace options for two B767 aircraft. These orders will increase United's capital expenditures in 1996 by approximately $0.5 billion.

Sale of Aircraft

      In the first quarter of 1995, Air Wisconsin, Inc. sold ten Dash 8 aircraft to Mesa Airlines. The sale resulted in a pre-tax gain of $38 million. In connection with the sale, United agreed to a ten-year extension of its United Express marketing agreement with Mesa Airlines.

Exchange of Debentures for Preferred Stock

      In April 1995, UAL issued $600 million in principal amount of 6 3/8% convertible subordinated debentures due 2025 in exchange for all outstanding shares of its Series A convertible preferred stock. The debentures are convertible into a combination of $541.90 in cash and approximately 3.192 shares of UAL common stock (equivalent to a conversion price of $143.50 per share of common stock) for each $1,000 in principal amount.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

      UAL's total of cash and cash equivalents and short-term investments was $1.705 billion at March 31, 1995, compared to $1.532 billion at December 31, 1994. Cash flows from operating activities amounted to $454 million. Investing activities, excluding the increase in short-term investments, resulted in cash flows of $46 million. Financing activities included principal payments under debt and capital lease obligations of $267 million and $41 million, respectively.

      In the first quarter of 1995, United took delivery of five A320 aircraft under operating leases. Property additions, including aircraft spare parts, amounted to $82 million. Property dispositions, including the sale of Dash 8 aircraft by Air Wisconsin, Inc., resulted in proceeds of $132 million.

      At March 31, 1995, commitments for the purchase of property and equipment, principally aircraft, approximated $3.9 billion, after deducting advance payments. An estimated $1.2 billion will be spent during the remainder of 1995, $0.7 billion in 1996, $1.3 billion in 1997, $0.4 billion in 1998 and $0.3 billion in 1999 and thereafter. The major commitments are for the purchase of thirty-four B777 aircraft which are expected to be delivered between 1995 and 1999.

      In addition to aircraft orders, United has arrangements with Airbus Industrie and International Aero Engines to lease 24 A320 aircraft, which are scheduled for delivery through 1998. At March 31, 1995, United also had options for an additional 156 B737 aircraft, 36 B757 aircraft, 34 B777 aircraft, 44 B747 aircraft, 8 B767 aircraft and 48 A320 aircraft. Under the terms of certain of these options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options it does not exercise.

      In April 1995, United confirmed options for two B747 aircraft and ordered four B757 aircraft, agreeing to take delivery of the aircraft in 1996. The four B757 orders replace options for two B767 aircraft.
These orders will increase United's capital expenditures in 1996 by approximately $0.5 billion. Also in April 1995, United announced that, under a revised fleet plan, it would use most of the new aircraft to be delivered through 1997 to replace older aircraft in its fleet. As a result, the number of aircraft in United's operating fleet is expected to increase by 19 during that time, compared to an increase of 48 aircraft called for by United's previous fleet plan. Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, irrevocable external financing arrangements or other external sources.

      At March 31, 1995, UAL and United had an effective shelf registration statement on file with the Securities and Exchange Commission to offer up to $1.035 billion of securities, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. UAL's ability to issue equity securities is limited by its certificate of incorporation, which was restated in connection with the recapitalization. In the second quarter of 1995, United expects to issue pass through certificates under the shelf registration statement to finance or refinance certain aircraft under operating leases.


RESULTS OF OPERATIONS

      UAL's results of operations for interim periods are not necessarily indicative of those for an entire year, as a result of seasonal factors to which United is subject. First and fourth quarter results are normally affected by reduced travel demand in the fall and winter and United's operations, particularly at its Chicago and Denver hubs, are adversely affected by winter weather on occasion.

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

      The July 1994 employee investment transaction and recapitalization resulted in wage and benefit reductions and work-rule changes which were designed to reduce cash operating expenses. These cash expense reductions are offset by non-cash compensation charges for stock periodically committed to be released to employees under the ESOPs and additional interest expense on the debentures issued at the time of the recapitalization.

      As a result of the recapitalization, UAL's capital structure became more highly leveraged. With the increase in debt and reduction in equity resulting from the recapitalization, UAL's exposure to certain industry risks could be greater than might have been the case prior to the recapitalization. In addition, the transaction resulted in new labor agreements for certain employee groups and a new corporate governance structure, which was designed to achieve balance between the various employee-owner groups and public stockholders. The new labor agreements and governance structure could inhibit management's ability to alter strategy in a volatile, competitive industry by restricting certain operating and financing activities, including the sale of assets and the issuance of equity securities and the ability to furlough employees. UAL's ability to react to competition may be hampered further by the fixed long-term nature of these various agreements. The success of the recapitalization is dependent upon a number of factors, including the state of the competitive environment in the airline industry, competitive responses to United's efforts, United's ability to achieve enduring cost savings through productivity improvements and the renegotiation of labor agreements at the end of the investment period.

      In the first quarter of 1995, United implemented a new travel agency commission payment plan that offers a maximum of $50 for round-trip domestic tickets and a maximum of $25 for one-way domestic tickets. The new commission plan resulted in a slight reduction of United's commission expense in the first quarter of 1995; however, it is expected to have a more significant impact in future quarters. Litigation challenging this payment plan is pending.


Summary of Results and Impact of Recapitalization

      UAL's earnings from operations were $38 million in the first quarter of 1995, an improvement of $74 million from an operating loss of $36 million in the first quarter of 1994. UAL's net earnings in the first quarter of 1995 were $3 million (a loss of $1.05 per share after preferred stock dividends), compared to a net loss of $97 million in the first quarter of 1994 ($4.37 per share). The 1994 loss includes a $26 million after tax charge for the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which UAL adopted effective January 1, 1994.

      In connection with the recapitalization, each share of old common stock was converted to one half share of new common stock (and cash in lieu of fractional shares) and $84.81 in cash. As a result, the number of outstanding shares was reduced proportionately. Accordingly, the weighted average shares in the earnings per share calculations are based on the number of old common shares outstanding prior to the recapitalization and the reduced number of new common shares outstanding subsequent to the transaction. Thus, a direct comparison between first quarter 1995 and 1994 per share amounts is not meaningful. The ESOP shares outstanding or committed to be released were not included in the 1995 first quarter earnings per share computation as they did not have a dilutive effect.

      Management believes that a more complete understanding of UAL's results can be gained by viewing them on a pro forma, "fully distributed" basis. This approach considers all ESOP shares which will ultimately be distributed to employees throughout the ESOP (rather than just the shares committed to be released) to be immediately outstanding and thus fully distributed. Consistent with this method, the ESOP compensation expense is excluded from fully distributed net earnings and ESOP convertible preferred stock dividends are excluded from earnings attributable to common stockholders. On a fully distributed basis, UAL's net earnings for the 1995 first quarter would have been $59 million ($1.50 per share) compared to $3 million (loss of $1.05 per share) as reported under generally accepted accounting principles.

      Specific factors affecting UAL's consolidated operations for the first quarter of 1995 are described below.

First Quarter 1995 Compared with First Quarter 1994.

      Operating revenues increased $139 million (4%). However, United's revenue per available seat mile decreased 1% to 8.83 cents. Passenger revenues increased $149 million (5%) due principally to an 8% increase in revenue passenger miles, partially offset by a 2% decrease in yield to 11.56 cents. Domestic revenue passenger miles increased 10%, Pacific increased 8% and Latin America increased 3%. Atlantic revenue passenger miles decreased 4%. Available seat miles increased 6% systemwide, as increases of 16% and 4% on Pacific and Domestic routes, respectively, were partially offset by a 4% decrease in the Atlantic. As a result, United's system passenger load factor increased 1.6 points to 67.0%.

      Cargo revenues increased $11 million (7%), as both freight and mail revenues increased due to higher cargo volumes. Other operating revenues decreased $21 million (8%) due to a decrease in fuel sales.

      Operating expenses increased $65 million (2%); however, United's cost per available seat mile decreased 3% from 9.04 cents to 8.73 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's 1995 first quarter cost per available seat mile would have been 8.49 cents. ESOP compensation expense of $89 million in the 1995 first quarter represents the estimated average fair value of ESOP stock committed to be released to employees for the quarter, net of amounts used to satisfy dividend requirements for previously allocated ESOP convertible preferred shares. Food services increased $28 million (31%) due to the new catering arrangements resulting from the 1994 sale of flight kitchens and increased passenger volumes. Aircraft rent increased $23 million (10%) as a result of new aircraft acquired on operating leases. Purchased services increased $21 million (10%) due principally to volume-related increases in computer reservations fees and credit card discounts. Landing fees and other rent increased $17 million (11%) due to increased facilities rent, partially due to new facilities at Denver, and increased landing fees as the number of departures increased 10%. Aircraft fuel expense increased $8 million (2%) as a 5% increase in consumption was partially offset by a 3% decrease in the average price per gallon of fuel to 56.8 cents. Other operating expenses decreased $27 million (9%) due mainly to lower fuel sales.

      Salaries and related costs decreased $89 million (7%) primarily due to savings resulting from ESOP related wage and benefit concessions.
 Depreciation and amortization expense decreased $15 million (8%), as certain assets, principally B727 aircraft, are now fully depreciated.

      Other expense amounted to $32 million in the first quarter of 1995 compared to $72 million in the first quarter of 1994. Interest expense increased $19 million (23%) due primarily to interest on the debentures issued in connection with the recapitalization. Included in "Miscellaneous, net" in the first quarter of 1995 was a $38 million gain on the disposition of ten Dash 8 aircraft owned by Air Wisconsin, Inc. Included in the first quarter of 1994 was a charge of $19 million for costs incurred in connection with the employee investment transaction. In addition, the 1995 and 1994 periods included foreign exchange losses of $8 million and $1 million, respectively.


                              Part II
                         Other Information


Item 1.  Legal Proceedings.

     In Re Airline Travel Agency Commission Litigation. On February 13, l995 and dates thereafter United Air Lines, Inc. ("United"), a wholly owned subsidiary of UAL Corporation ("UAL"), and six other airlines were sued in various courts around the nation by travel agents and the American Society of Travel Agents claiming as a class action that the carriers acted collusively in violation of federal antitrust laws when they imposed a cap on ticket sales commissions payable to travel agencies by the carriers. Most of the suits are now consolidated before the federal court in Minneapolis. A discovery and motion filing schedule has been established by this court, which provides for a hearing on July 7, 1995 on plaintiffs' motion for a preliminary injunction and the carriers' motion for summary judgment. A multi-district panel will decide on May 19 whether all the cases should be consolidated in Minneapolis or, as requested by some plaintiffs, in Philadelphia. As relief, the plaintiffs seek an order declaring the carriers commission cap action to be illegal and the recovery of damages (trebled) to the agencies resulting from that action.

     Summers et al. v. State Street Bank and Trust Company et al. On April 14, 1995, plaintiffs filed a class action complaint against State Street Bank and Trust Company ("State Street"), the UAL Corporation Employee Stock Ownership Plan and the UAL Corporation Supplemental Employee Stock Ownership Plan (together, the "Plans") in the United States District Court for the Northern District of Illinois. The complaint is brought on behalf of a putative class of all persons who are, or were as of July 12, 1994, participants or beneficiaries of the Plans. Plaintiffs allege that State Street breached various fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in connection with the 1994 purchase of UAL preferred stock by the Plans. The Plans are nominal defendants; no relief is sought from them. The complaint seeks a declaration that State Street violated ERISA, restoration to the Plans by State Street of the amount of an alleged "overpayment" for the stock, and other relief. United is obligated, subject to certain exceptions, to indemnify State Street for part or all of an adverse judgment and State Street's defense costs.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)Exhibit 4.1 - Indenture dated as of April 3, 1995 between UAL Corporation and The Bank of New York, as
        Trustee.

        Exhibit 4.2 - Officer's Certificate relating to UAL
        Corporation's 6-3/8% Convertible Subordinated
        Debentures due 2025.

        Exhibit 4.3 - Form of UAL Corporation's 6-3/8%
        Convertible Subordinated Debenture due 2025.

        Exhibit 10.1 - First Amendment to UAL Corporation
        Supplemental ESOP, dated February 22, 1995 and effective as of July 12, 1994.

        Exhibit 10.2 - Letter Agreement Amendment No. 6-1162-MMF-077 dated April 3, 1995 to the Agreement dated December 18, 1990 between The Boeing Company and United (and United Worldwide Corporation) for acquisition of 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's annual report on Form 10-K for the year ended December 31, 1990, and supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1993, (ii)
        Exhibit 10.2 to UAL's annual report on Form 10-K for the year ended December 31, 1993, (iii) Exhibit 10.14 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1994, and (iv) Exhibits 10.27 and 10.28 to UAL's annual report on Form 10-K for the year ended December 31, 1994)). (Exhibit 10.2 hereto is filed with a request for confidential treatment of certain portions.)

        Exhibit 10.3 - Letter Agreement Amendment No. 6-1162-RCN-
        837 dated February 17, 1995 to the 777-200 Purchase
        Agreement. (Exhibit 10.3 hereto is filed with a request for confidential treatment of certain portions.)

        Exhibit 10.4 - Supplemental Agreement No. 6 dated as of April 13, 1995 to the Agreement dated December 18, 1990 between The Boeing Company and United (and United Worldwide Corporation) for acquisition of 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as Exhibit 10.8 to UAL's annual report on Form 10-K for the year ended December 31, 1990, and supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's annual report on Form 10-K for the year ended December 31, 1991, (ii) Exhibits 10.3, 10.4, 10.5, 10.6 and 10.22 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1993,
        (iii) Exhibit 10.3 to UAL's annual report on Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1994, and (v) Exhibits 10.29 and 10.30 to UAL's annual report on Form 10-K for the year ended December 31, 1994)). (Exhibit 10.4 hereto is filed with a request for confidential treatment of certain portions.)

        Exhibit 10.5 - Letter Agreement Amendment 6-1162-DLJ-
        891R2 dated April 13, 1995 to the 747-400 Purchase
        Agreement. (Exhibit 10.5 hereto is filed with a request for confidential treatment of certain portions.)

        Exhibit 10.6 - Letter Agreement Amendment 6-1162-MMF-084 dated April 13, 1995 to the 747-400 Purchase Agreement.
        (Exhibit 10.6 hereto is filed with a request for confidential treatment of certain portions.)

        Exhibit 10.7 - Letter Agreement Amendment 6-1162-RCN-870 dated April 13, 1995 to the 747-400 Purchase Agreement.
        (Exhibit 10.7 hereto is filed with a request for confidential treatment of certain portions.)

        Exhibit 10.8 - Change Order No. 1 dated April 13, 1995 to the 747-400 Purchase Agreement. (Exhibit 10.8 hereto is filed with a request for confidential treatment of certain portions.)

        Exhibit 10.9 - Supplemental Agreement No. 5 dated as of April 13, 1995 to the Agreement dated April 26, 1989 between The Boeing Company and United for acquisition of 757-200 and 737 aircraft (as relates solely to the 757-200 aircraft and as previously amended and supplemented, the "757-200 Purchase Agreement" (filed as Exhibit 10(K) to UAL's Form 10-K for the year ended December 31, 1989, and supplements thereto filed as (i) Exhibits 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, and 10.22 to UAL's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and (ii) Exhibit 10.14 to UAL's quarterly report on Form 10-Q for the quarter ended June 30,
        1994)). (Exhibit 10.9 hereto is filed with a request for confidential treatment of certain portions.)

        Exhibit 10.10 - Supplemental Agreement No. 11 dated as of April 13, 1995 to the Agreement dated March 1, 1990 between The Boeing Company and United for acquisition of 767-300ER aircraft (as previously amended and supplemented, the "767-300ER Purchase Agreement" (filed as Exhibit 10(L) to UAL's Form 10-K for the year ended December 31, 1989, and supplements thereto filed as (i) Exhibits 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13 and
        10.22 to UAL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and (ii) Exhibit 10.14 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1994)). (Exhibit 10.10 hereto is filed with a request for confidential treatment of certain portions.)

        Exhibit 10.11 - Letter Agreement Amendment 6-1162-DLJ-
        472R2 dated April 13, 1995 to the 767-300ER Purchase
        Agreement. (Exhibit 10.11 hereto is filed with a request for confidential treatment of certain portions.)

        Exhibit 10.12 - Agreement dated as of March 24, 1995 between United, UAL and James M. Guyette.

        Exhibit 11 - Calculation of fully diluted net earnings per share.

        Exhibit 12.1 - Computation of Ratio of
        Earnings to Fixed Charges.

        Exhibit 12.2 - Computation of Ratio of
        Earnings to Fixed Charges and Preferred Stock
        Dividend Requirements.

        Exhibit 27 - Financial Data Schedule.


     (b)Form 8-K dated February 28, 1995 to report Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements for, among other things, the year ended December 31, 1994.

        Form 8-K dated March 21, 1995 to report News For
        Investors issued to investors and analysts by UAL
        Corporation.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UAL CORPORATION


                                   By:  /s/ Gerald Greenwald
                                        Gerald Greenwald
                                        Chairman and Chief
                                        Executive Officer


                                   By:  /s/ Douglas A. Hacker
                                        Douglas A. Hacker
                                        Senior Vice President - Finance
                                        (Principal Financial
                                        and Accounting Officer)




Dated:  May 1, 1995

                           Exhibit Index


Exhibit No.          Description

4.1            Indenture dated as of April 3, 1995 between UAL
               Corporation and The Bank of New York, as Trustee.

4.2            Officer's Certificate relating to UAL
               Corporation's 6-3/8% Convertible Subordinated
               Debentures due 2025.

4.3            Form of UAL Corporation's 6-3/8% Convertible
               Subordinated Debenture due 2025.

10.1           First Amendment to UAL Corporation Supplemental
               ESOP, dated February 22, 1995 and effective as of July 12, 1994.

10.2 Letter Agreement Amendment No. 6-1162-MMF-077 dated April 3, 1995 to the Agreement dated December 18, 1990 between The Boeing Company and United (and United Worldwide Corporation) for acquisition of 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's annual report on Form 10-K for the year ended December 31, 1990, and supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1993, (ii)
               Exhibit 10.2 to UAL's annual report on Form 10-K for the year ended December 31, 1993, (iii) Exhibit 10.14 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1994, and (iv) Exhibits 10.27 and 10.28 to UAL's annual report on Form 10-K for the year ended December 31, 1994)). (Exhibit 10.2 hereto is filed with a request for confidential treatment of certain portions.)

10.3 Letter Agreement Amendment No. 6-1162-RCN-837 dated February 17, 1995 to the 777-200 Purchase Agreement. (Exhibit 10.3 hereto is filed with a request for confidential treatment of certain portions.)

10.4           Supplemental Agreement No. 6 dated as of April 13,
               1995 to the Agreement dated December 18, 1990 between The Boeing Company and United (and United Worldwide Corporation) for acquisition of 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as Exhibit 10.8 to UAL's annual report on Form 10-K for the year ended December 31, 1990, and supplements thereto filed as (i) Exhibits
               10.4 and 10.5 to UAL's annual report on Form 10-K for the year ended December 31, 1991, (ii) Exhibits 10.3, 10.4, 10.5, 10.6 and 10.22 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1993, (iii)
               Exhibit 10.3 to UAL's annual report on Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1994, and (v) Exhibits 10.29 and 10.30 to UAL's annual report on Form 10-K for the year ended December 31, 1994)). (Exhibit 10.4 hereto is filed with a request for confidential treatment of certain portions.)

10.5 Letter Agreement Amendment 6-1162-DLJ-891R2 dated April 13, 1995 to the 747-400 Purchase Agreement. (Exhibit 10.5 hereto is filed with a request for confidential treatment of certain portions.)

10.6 Letter Agreement Amendment 6-1162-MMF-084 dated April 13, 1995 to the 747-400 Purchase Agreement. (Exhibit 10.6 hereto is filed with a request for confidential treatment of certain portions.)

10.7 Letter Agreement Amendment 6-1162-RCN-870 dated April 13, 1995 to the 747-400 Purchase Agreement. (Exhibit 10.7 hereto is filed with a request for confidential treatment of certain portions.)

10.8 Change Order No. 1 dated April 13, 1995 to the 747-400 Purchase Agreement. (Exhibit 10.8 hereto is filed with a request for confidential treatment of certain portions.)

10.9           Supplemental Agreement No. 5 dated as of April 13,
               1995 to the Agreement dated April 26, 1989 between The Boeing Company and United for acquisition of 757-200 and 737 aircraft (as relates solely to the 757-200 aircraft and as previously amended and supplemented, the "757-200 Purchase Agreement" (filed as Exhibit 10(K) to UAL's Form 10-K for the year ended December 31, 1989, and supplements thereto filed as (i) Exhibits 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, and 10.22 to UAL's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1993, and (ii) Exhibit 10.14 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1994)). (Exhibit
               10.9 hereto is filed with a request for confidential treatment of certain portions.)

10.10          Supplemental Agreement No. 11 dated as of April 13,
               1995 to the Agreement dated March 1, 1990 between The Boeing Company and United for acquisition of 767-300ER aircraft (as previously amended and supplemented, the "767-300ER Purchase Agreement" (filed as Exhibit 10(L) to UAL's Form 10-K for the year ended December 31, 1989, and supplements thereto filed as (i) Exhibits 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13 and 10.22 to
               UAL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and (ii) Exhibit 10.14 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1994)). (Exhibit 10.10 hereto is filed with a request for confidential treatment of certain portions.)

10.11          Letter Agreement Amendment 6-1162-DLJ-472R2 dated
               April 13, 1995 to the 767-300ER Purchase Agreement. (Exhibit 10.11 hereto is filed with a request for confidential treatment of certain portions.)

10.12 Agreement dated as of March 24, 1995 between United, UAL and James M. Guyette.

11 Calculation of fully diluted net earnings per share.

12.1           Computation of Ratio of Earnings to Fixed
               Charges.

12.2           Computation of Ratio of Earnings to Fixed
               Charges and Preferred Stock Dividend Requirements.

27             Financial Data Schedule.