Form 10-K/A
period 1994-12-31
UAL CORP /DE/
filed 1995-05-11
CIK 100517

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                                FORM 10-K/A

                              Amendment No. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended December 31, 1994 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________________

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

    Depositary Shares representing       New York Stock Exchange
    interests in Registrant's Series B
    Preferred Stock, without par value

    6-3/8% Convertible Subordinated      New York Stock Exchange
    Debentures due 2025

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

                         Yes   X         No

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The number of shares of common stock outstanding as of March 1, 1995 was 12,378,232. The aggregate market value of voting stock held by non-affiliates of the Registrant was $1,172,997,849 as of March 1, 1995.

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

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

     (a) 3. The exhibits required by this item are listed in "Index to Exhibits" herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UAL CORPORATION



                              By:  /s/ Douglas A. Hacker

                                   Douglas A. Hacker
                                   Senior Vice President - Finance




May 10, 1995



                         INDEX TO EXHIBITS

 Exhibit Number               Description

  3.1 Restated Certificate of Incorporation as filed in Delaware on July 12, 1994, as corrected on February 2, 1995 (filed as Exhibit 3.1 to Registrant's Form S-4 Registration Statement (Registration No. 33-57579 and incorporated herein by reference).

  3.2               By-laws, as amended on July 12, 1994 (filed as
                    Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 *4.1 Rights Agreement dated as of December 11, 1986 between Registrant and First Chicago Trust
                    Company of New York, as Rights Agent, as amended.

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

 *10.2 Waiver and Agreement, dated as of December 23, 1994, to the Recapitalization Agreement among UAL Corporation, the Air Line Pilots
                    Association, International and the
                    International Association of Machinists and
                    Aerospace Workers.

 *10.3 Third Amendment, dated as of March 15, 1995, to the Recapitalization Agreement among UAL
                    Corporation, the Air Line Pilots Association,
                    International and the International Association of Machinists and Aerospace Workers.

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

 *10.12             First Refusal Agreement dated as of July 12,
                    1994, as amended by First Amendment dated as of February 24, 1995.

 *10.13 UAL Corporation 1981 Incentive Stock Plan, as amended.

 *10.14 UAL Corporation 1988 Restricted Stock Plan, as amended.

 *10.15 UAL Corporation Incentive Compensation Plan, as amended.

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

 *10.18             UAL Corporation 1992 Stock Plan for Outside
                    Directors, as amended on December 15, 1994.

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

 *10.28             Letter Agreement 6-1171-FT-831 dated February
                    22, 1995 to 777-200 Purchase Agreement.
                    (Exhibit 10.28 hereto is filed with a request for confidential treatment of certain portions.)

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

 *10.31 Letter Agreement dated February 10, 1995 to A320 Purchase Agreement dated August 10, 1992 between AVSA, S.A.R.L., as seller, and United Air Lines, Inc., as buyer, for the acquisition of Airbus Industrie A320-200 model aircraft (as previously amended and supplemented, "A320-200 Purchase Agreement" (filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and (ii) Exhibits 10.15 and
                    10.16 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)). (Exhibit
                    10.31 hereto is filed with a request for confidential treatment of certain portions.)

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

 *10.37             Description of Officer Benefits.

  10.38             Form of Severance Agreement between UAL
                    Corporation and certain officers of United Air Lines, Inc. (filed as Exhibit 10.27 to
                    Registrant's Form 10-Q for the quarter ended
                    June 30, 1993 and incorporated herein by reference).

  10.39             First Amendment to UAL Corporation Employee
                    Stock Ownership Plan, dated December 28, 1994 and effective as of July 12, 1994.

 *11 Calculation of fully diluted net earnings per share.

 *12.1              Computation of Ratio of Earnings to Fixed
                    Charges.

 *12.2              Computation of Ratio of Earnings to Fixed
                    Charges and Preferred Stock Dividend
                    Requirements.

 *21                List of Registrant's subsidiaries.

 *23.1              Consent of Independent Public Accountants.

  24 Power of Attorney (included as a part of the signature page of the Registrant's report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

 *27                Financial Data Schedule.

 *99.1 Annual Report on Form 11-K for Employees' Stock Purchase Plan of UAL Corporation.


Each of Exhibits 10.4 through 10.7, 10.13 through 10.26 and 10.37 through 10.39 is a management contract or compensatory plan or arrangement required to be filed as an exhibit to Registrant's Form 10-K, as amended by this Form 10-K/A, pursuant to Item 14(c) of Form 10-K.

 ____________________________
 * Previously filed.