Form 10-K/A
period 1994-12-31
UAL CORP /DE/
filed 1995-07-11
CIK 100517

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                                FORM 10-K/A

                              Amendment No. 2

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


                                   UAL CORPORATION


                                   By:  /s/ Douglas A. Hacker

                                   Douglas A. Hacker
                                   Senior Vice President - Finance




July 10, 1995



                         INDEX TO EXHIBITS

 Exhibit Number               Description

  3.1 Restated Certificate of Incorporation as filed in Delaware on July 12, 1994, as corrected on February 2, 1995 (filed as Exhibit 3.1 to Registrant's Form S-4 Registration Statement (Registration No. 33-57579) and incorporated herein by reference).

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

 *10.19             UAL Corporation 1995 Directors Plan.

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

 *10.29 Letter Agreements dated January 31, 1995 to Agreement dated December 18, 1990 between The Boeing Company, as seller, and United Air Lines, Inc., and United Worldwide Corporation, as buyer, for the acquisition of Boeing 747-400 aircraft (as previously amended and supplemented, "747-400 Purchase Agreement" (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, (ii) Exhibits 10.3, 10.4, 10.5, 10.6 and 10.22 to
                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, (iii) Exhibit
                    10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and (iv)
                    Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)). (Exhibit 10.29 hereto is filed with a request for confidential treatment of certain portions.)

 *10.30 Letter Agreement dated February 28, 1995 to 747-400 Purchase Agreement. (Exhibit 10.30 hereto is filed with a request for confidential treatment of certain portions.)

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

 *10.35 Letter Agreement among the State of Indiana, the City of Indianapolis, the Indianapolis Airport Authority and United Air Lines, Inc. dated as of December 1, 1994, amending the Agreement among the State of Indiana, the City of Indianapolis, the Indianapolis Airport Authority and United Air Lines, Inc. dated November 21, 1991, concerning United's aircraft maintenance facility (filed as Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference; supplements thereto filed as Exhibits 10.9 and 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

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

 *10.39             First Amendment to UAL Corporation Employee
                    Stock Ownership Plan, dated December 28, 1994 and effective as of July 12, 1994.

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

 *27                Financial Data Schedule.

 *99.1 Annual Report on Form 11-K for Employees' Stock Purchase Plan of UAL Corporation.


Each of Exhibits 10.4 through 10.7, 10.13 through 10.26 and 10.37 through 10.39 is a management contract or compensatory plan or arrangement required to be filed as an exhibit to Registrant's Form 10-K, as amended, pursuant to Item 14(c) of Form 10-K.

 ____________________________
 * Previously filed.