Form 10-Q
period 1995-06-30
UAL CORP /DE/
filed 1995-08-10
CIK 100517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended June 30, 1995,  Commission File Number 1-6033

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

                      Yes    X            No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at
                    Class                   July 31, 1995

       Common Stock ($0.01 par value)        12,624,019


   UAL Corporation and Subsidiary Companies Report on Form 10-Q
                For the Quarter Ended June 30, 1995

Index

Part I. Financial Information                        Page No.

        Item 1.   Financial statements:

              Condensed statement of consolidated          3
              financial position - as of June 30, 1995
              (unaudited) and December 31, 1994


              Statement of consolidated operations         5
              (unaudited) - for the three months and
              six months ended June 30, 1995 and 1994


              Condensed statement of consolidated          7
              cash flows (unaudited) - for the six
              months ended June 30, 1995 and 1994


              Notes to consolidated financial              8
              statements (unaudited)


        Item 2.   Management's discussion and analysis    13
                  of financial condition and results of
                  operations


Part II.  Other Information

          Item 1.  Legal Proceedings                      21
          Item 4.  Submission of Matters to a Vote of
                   Security Holders                       21
          Item 6.  Exhibits and Reports on Form 8-K       23

Signatures                                                26

Exhibit Index                                             27




                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 UAL Corporation and Subsidiary Companies
          Condensed Statement of Consolidated Financial Position
                              (In Millions)


                                                  June 30,
                                                    1995         December 31,
Assets                                           (Unaudited)         1994

Current assets:
  Cash and cash equivalents                       $   380         $   500
  Short-term investments                            1,566           1,032
  Receivables, net                                  1,040             889
  Inventories, net                                    307             285
  Deferred income taxes                               141             151
  Prepaid expenses and other                          260             335
                                                    3,694           3,192



Operating property and equipment:
  Owned                                            10,723          10,824
  Accumulated depreciation and amortization        (4,961)         (4,786)
                                                    5,762           6,038


  Capital leases                                    1,315           1,132
  Accumulated amortization                           (475)           (447)
                                                      840             685

                                                    6,602           6,723



Other assets:
  Intangibles, net                                    787             814
  Deferred income taxes                               450             480
  Other                                               569             555
                                                    1,806           1,849



                                                  $12,102         $11,764


           See accompanying notes to consolidated financial statements.






                   UAL Corporation and Subsidiary Companies
            Condensed Statement of Consolidated Financial Position
                                (In Millions)



                                              June 30,
                                                1995        December 31,
Liabilities and Stockholders' Equity         (Unaudited)        1994
Current liabilities:
  Short-term borrowings                      $    -          $   269
  Current portions of long-term debt
    and capital lease obligations                396             460
  Advance ticket sales                         1,378           1,020
  Accounts payable                               628             651
  Other                                        2,569           2,506
                                               4,971           4,906

Long-term debt                                 3,120           2,887

Long-term obligations under capital leases       872             730

Other liabilities and deferred credits:
  Deferred pension liability                     617             520
  Postretirement benefit liability             1,190           1,148
  Deferred gains                               1,333           1,363
  Other                                          467             477
                                               3,607           3,508

Minority interest                                 54              49

Stockholders' equity:
  Preferred stock                                 -               -
  Common stock at par                             -               -
  Additional capital invested                    952           1,287
  Retained earnings (deficit)                 (1,211)         (1,335)
  Unearned ESOP preferred stock                  (79)            (83)
  Other                                         (184)           (185)
                                                (522)           (316)
Commitments and contingent liabilities
  (See note)

                                             $12,102         $11,764

         See accompanying notes to consolidated financial statements.


                   UAL Corporation and Subsidiary Companies
               Statement of Consolidated Operations (Unaudited)
                       (In Millions, Except Per Share)

                                                     Three Months
                                                     Ended June 30
                                                  1995           1994
Operating revenues:
  Passenger                                      $3,392         $3,102
  Cargo                                             185            168
  Other operating revenues                          238            232
                                                  3,815          3,502
Operating expenses:
  Salaries and related costs                      1,146          1,216
  ESOP compensation expense                         108            -
  Aircraft fuel                                     412            379
  Commissions                                       364            360
  Aircraft rent                                     261            230
  Purchased services                                266            236
  Depreciation and amortization                     174            177
  Landing fees and other rent                       211            147
  Food services                                     135            123
  Aircraft maintenance                               95            118
  Personnel expenses                                 70             65
  Other operating expenses                          271            284
                                                  3,513          3,335

Earnings from operations                            302            167

Other income (expense):
  Interest expense                                 (101)           (83)
  Interest capitalized                               10              9
  Interest income                                    26             24
  Equity in earnings of affiliates                   13              8
  Miscellaneous, net                                  1            (18)
                                                    (51)           (60)

Earnings before income taxes                        251            107
Provision for income taxes                          100             52

Net earnings                                     $  151         $   55

Net earnings per share:
  Primary                                        $12.00         $ 1.89
  Fully-diluted                                  $10.94         $ 1.89

Average shares:
  Primary                                          15.4           24.5
  Fully-diluted                                    17.4           24.5

      See accompanying notes to consolidated financial statements.


                   UAL Corporation and Subsidiary Companies
               Statement of Consolidated Operations (Unaudited)

                       (In Millions, Except Per Share)

                                                      Six Months
                                                     Ended June 30

                                                  1995           1994
Operating revenues:
  Passenger                                      $6,312         $5,873
  Cargo                                             360            332
  Other operating revenues                          477            492

                                                  7,149          6,697
Operating expenses:
  Salaries and related costs                      2,259          2,418
  ESOP compensation expense                         197            -
  Aircraft fuel                                     790            749
  Commissions                                       706            694
  Aircraft rent                                     510            456
  Purchased services                                505            454
  Depreciation and amortization                     337            355
  Landing fees and other rent                       380            299
  Food services                                     254            214
  Aircraft maintenance                              202            227
  Personnel expenses                                133            124
  Other operating expenses                          536            576

                                                  6,809          6,566

Earnings from operations                            340            131

Other income (expense):
  Interest expense                                 (203)          (166)
  Interest capitalized                               22             19
  Interest income                                    48             41
  Equity in earnings of affiliates                   27             14
  Miscellaneous, net                                 23            (40)

                                                    (83)          (132)
Earnings (loss) before income taxes and
  cumulative effect of accounting change            257             (1)
Provision (credit) for income taxes                 103             15
Earnings (loss) before cumulative
  effect of accounting change                       154            (16)
Cumulative effect of accounting change,
  net of tax                                         -             (26)

Net earnings (loss)                              $  154         $  (42)

Per share, primary:
  Earnings (loss) before cumulative effect of
    accounting change                            $11.74         $(1.43)
  Cumulative effect of accounting change            -            (1.05)

  Net earnings (loss)                            $11.74         $(2.48)

Net earnings (loss) per share, fully-diluted     $11.03         $(2.48)

Average shares:
  Primary                                          14.9           24.5
  Fully-diluted                                    17.0           24.5

      See accompanying notes to consolidated financial statements.



                   UAL Corporation and Subsidiary Companies
          Condensed Statement of Consolidated Cash Flows (Unaudited)
                                (In Millions)


                                                       Six Months
                                                      Ended June 30
                                                   1995           1994
Cash and cash equivalents at beginning of
  period                                         $   500        $   437

Cash flows from operating activities               1,150            988

Cash flows from investing activities:
  Additions to property and equipment               (330)          (187)
  Proceeds on disposition of property and
    equipment                                        423            122
  Decrease (increase) in short-term
    investments                                     (535)           365
  Other, net                                         (20)            14
                                                    (462)           314

Cash flows from financing activities:
  Repayment of long-term debt                       (414)           (34)
  Principal payments under capital
    lease obligations                                (49)           (63)
  Decrease in short-term borrowings                 (269)           (46)
  Other, net                                         (76)           (17)
                                                    (808)          (160)

Increase (decrease) in cash
  and cash equivalents                              (120)         1,142

Cash and cash equivalents at end of period       $   380        $ 1,579


Cash paid during the period for:
  Interest (net of amounts capitalized)          $   176        $   140
  Income taxes                                   $    62        $    12

Non-cash transactions:
  Capital lease obligations incurred             $   185        $    -
  Long-term debt incurred in connection
    with additions to equipment                  $    12        $    12
  Long-term debt issued in exchange for
    Series A preferred stock                     $   546        $    -
  Unrealized gain (loss) on investments          $     4        $    (3)


      See accompanying notes to consolidated financial statements.



                UAL Corporation and Subsidiary Companies
         Notes to Consolidated Financial Statements (Unaudited)

The Company

      UAL Corporation ("UAL") is a holding company whose principal subsidiary is United Air Lines, Inc. ("United").

Interim Financial Statements

      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although UAL believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which, except for the effects on the 1994 periods of the employee investment transaction, include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and six month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in UAL's Annual Report on Form 10-K for the year 1994.

ESOP Compensation Expense

      "ESOP compensation expense" in the 1995 second quarter and six-month period represents the estimated average fair value of ESOP convertible preferred stock committed to be released to employees for the period, net of amounts used to satisfy dividend requirements for previously allocated ESOP convertible preferred shares, under Employee Stock Ownership Plans which were created as a part of the July 1994 employee investment transaction and recapitalization. ESOP compensation expense was credited to additional capital invested during the 1995 periods.

Other Income (Expense) - Miscellaneous

      Included in "Miscellaneous, net" in the 1995 six-month period was a $41 million gain on disposition of aircraft owned by Air Wisconsin, Inc. Included in the 1994 second quarter and six-month period were charges of $22 million and $41 million, respectively, for costs incurred in connection with the employee investment transaction and recapitalization. Also included were foreign exchange gains of $10 million in both the 1995 and 1994 second quarters, $2 million in the 1995 six-month period and $9 million in the 1994 six-month period. Charges for minority interests in Apollo Travel Services were $6 million in the 1995 and 1994 second quarters and $12 million in the 1995 and 1994 six-month periods.

Income Taxes

      The provisions for income taxes for the 1995 second quarter and six-month period are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible expenses. The provisions for income taxes for the 1994 second quarter and six-month period were based on the actual effective tax rate for the periods, and include the effects of nondeductible expenses related to the employee investment transaction and recapitalization. Deferred tax assets are recognized based upon UAL's history of operating earnings and expectations for future taxable income.

Accounting Change

      UAL adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. The effect of adopting SFAS No. 112 was a cumulative charge for recognition of the transition liability of $42 million, before tax benefits of $16 million.

Per Share Amounts

      In April 1995, UAL issued convertible subordinated debentures in exchange for Series A preferred stock (See Preferred Stock Transactions). As a result of the exchange, UAL recorded a non-cash increase of $45 million in additional capital invested representing the excess of the carrying value of the preferred stock exchanged over the fair value of the new debentures. In May 1995, UAL repurchased 420 shares of its Series B preferred stock, resulting in a $1.9 million decrease in equity (See Preferred Stock Transactions). These transactions had no effect on earnings; however, their net impact on UAL's equity is included in the computation of earnings per share. The impact on earnings per share for the 1995 periods was as follows:

                                       Periods Ended June 30, 1995
                                       Three Months     Six Months
Per share, primary:
      Net earnings before preferred
        stock transactions               $ 9.20           $ 8.85
      Preferred stock transactions         2.80             2.89
                                         $12.00           $11.74

Per share, fully-diluted:
      Net earnings before preferred
        stock transactions               $ 8.46           $ 8.50
      Preferred stock transactions         2.48             2.53
                                         $10.94           $11.03


      Per share amounts were calculated after providing for cash dividends on preferred stock of $10 million in the 1995 second quarter, $9 million in the 1994 second quarter, $23 million in the 1995 six-month period and $19 million in the 1994 six-month period.

      Primary per share amounts for the 1995 second quarter and six-month period were based on weighted average common shares and common equivalents outstanding, including ESOP shares committed to be released.
 In addition, fully-diluted per share amounts assume the conversion of convertible debentures and elimination of related interest. Common stock equivalents were not included in the 1994 computations as they did not have a dilutive effect.

      In connection with the July 1994 recapitalization, each old common share was exchanged for one half new common share. As required under generally accepted accounting principles for transactions of this type, the historical weighted average shares outstanding have not been restated. Thus, direct comparisons between per share amounts for the 1995 and 1994 periods presented are not meaningful.

Affiliates

      United owns 38% of the Galileo International Partnership ("Galileo") through a wholly-owned subsidiary. United's investment in Galileo, which owns the Apollo and Galileo computer reservations systems, is carried on the equity basis. United also owns 77% of the Apollo Travel Services Partnership and its accounts are consolidated.

      Under operating agreements with Galileo, United purchases computer reservation services from Galileo and provides marketing, sales and communication services to Galileo. Revenues derived from the sale of services to Galileo amounted to approximately $62 million in the 1995 second quarter, $59 million in the 1994 second quarter, $124 million in the 1995 six-month period and $118 million in the 1994 six-month period.
 The cost to United of services purchased from Galileo amounted to approximately $27 million in the 1995 second quarter, $25 million in the 1994 second quarter, $52 million in the 1995 six-month period and $46 million in the 1994 six-month period.

Short-term Borrowings

      In the second quarter of 1995, United repaid the entire balance of short-term borrowings outstanding, which amounted to $269 million at March 31, 1995. United has the ability to borrow up to $160 million under this facility, which expires in September 1995.

Long-term Debt

      In addition to scheduled principal payments in the first six months of 1995, United repaid $150 million in principal amount of debentures and $223 million in principal amount of secured notes, resulting in an insignificant loss.

      In May 1995, United issued $246 million of pass through certificates under an effective shelf registration statement UAL and United have on file with the Securities and Exchange Commission. The pass through certificates were issued to finance or refinance certain aircraft under operating leases. At June 30, 1995, up to $789 million of securities could be issued under the shelf registration statement, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. UAL's ability to issue equity securities is limited by its certificate of incorporation, which was restated in connection with the recapitalization.

Preferred Stock Transactions

      In April 1995, UAL issued $600 million in principal amount of 6 3/8% convertible subordinated debentures due 2025 in exchange for all outstanding shares of its Series A convertible preferred stock. As a result of the difference between the carrying value of the preferred stock exchanged and the fair value of the new debentures, the exchange resulted in a net decrease in additional capital invested of only $546 million. The debentures are convertible into a combination of $541.90 in cash and approximately 3.192 shares of UAL common stock (equivalent to a conversion price of $143.50 per share of common stock) for each $1,000 in principal amount. The debentures are redeemable after May 1, 1996, at UAL's option, initially at a redemption price of 104.375% of the principal amount, declining ratably to 100% of the principal amount over seven years. UAL may only exercise this option if the market value of its common stock exceeds 120% of the conversion price of the debentures for at least 20 of 30 consecutive trading days prior to the redemption, subject to certain conditions. Additionally, UAL has the right to defer the payment of interest on the debentures for up to 20 consecutive quarters. In July 1995, a holder of $3 million in principal amount of debentures notified UAL of its intention to convert.

      In May 1995, UAL repurchased 420,000 depositary shares, representing 420 shares of its Series B 12 1/4% preferred stock, at an aggregate cost of $12.4 million to be held in treasury.

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

      At June 30, 1995, commitments for the purchase of property and equipment, principally aircraft, approximated $3.9 billion, after deducting advance payments. An estimated $0.9 billion will be spent during the remainder of 1995, $1.1 billion in 1996, $1.3 billion in 1997, $0.4 billion in 1998 and $0.2 billion in 1999 and therafter. The major commitments are for the purchase of 29 B777 aircraft, two B747 aircraft and four B757 aircraft. The B777s are expected to be delivered between 1995 and 1999 and the B747s and B757s are expected to be delivered in 1996.

      In addition to aircraft orders, United has arrangements with Airbus Industrie and International Aero Engines to lease an additional 21 A320 aircraft, which are scheduled for delivery through 1998. At June 30, 1995, United also had options for an additional 150 B737 aircraft, 33 B757 aircraft, 34 B777 aircraft, 43 B747 aircraft, 6 B767 aircraft and 50 A320 aircraft. These option amounts have been reduced to reflect the recent confirmation of two B747 options, the replacement of two B767 options with the B757 orders mentioned above and cancellation of certain options. Under the terms of certain of these remaining options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options it does not exercise.

Sale of Aircraft

      In the first six months of 1995, Air Wisconsin, Inc. sold ten Dash 8 aircraft and related spare parts to Mesa Airlines. The sale resulted in a pre-tax gain of $41 million. In connection with the sale, United agreed to a ten-year extension of its United Express marketing agreement with Mesa Airlines.

Subsequent Event

      In July 1995, United gave notice of its intention to retire all $229 million of its outstanding Japanese yen-denominated deferred purchase certificates. The certificates, which will be retired throughout the third and fourth quarters, were scheduled for repayment periodically through 1998. In connection with the Japanese yen-denominated obligations referred to above, United had entered into a foreign currency swap contract to reduce exposure to currency fluctuations. This swap contract, which was designated as a hedge, will be terminated at the same time as the obligations. The retirement, which will result in a net cash outflow of approximately $194 million including accrued interest but net of amounts to be received under the swap contract, will result in an insignificant loss.

      At the same time, United also gave notice of its intention to terminate related operating leases for 39 aircraft, by exercising its right to acquire the aircraft. Operating property and equipment will increase by approximately $400 million by December 31, 1995 as a result of this transaction. Termination of these leases will reduce future minimum lease payments, as reported at December 31, 1994, by $130 million in each of 1996 and 1997 and by $166 million in 1998.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

      UAL's total of cash and cash equivalents and short-term investments was $1.946 billion at June 30, 1995, compared to $1.532 billion at December 31, 1994. Cash flows from operating activities amounted to $1.150 billion. Investing activities, excluding the increase in short-term investments, resulted in cash flows of $73 million. Financing activities included principal payments under debt and capital lease obligations of $414 million and $49 million, respectively, and the repayment of $269 million of short-term borrowings.

      In April 1995, UAL issued $600 million in principal amount of convertible subordinated debentures in exchange for all outstanding shares of its Series A convertible preferred stock. As a result of the exchange, UAL recorded a non-cash increase of $45 million in additional capital invested representing the excess of the carrying value of the preferred stock exchanged over the fair value of the new debentures.

      In the first six months of 1995, United took delivery of eight A320 aircraft under operating leases. During the period, United also took delivery of five B777 aircraft, two under capital leases and three which were initially purchased, then sold and leased back under operating leases. Property additions, including the three B777s and aircraft spare parts, amounted to $330 million. Property dispositions, including the sale and leaseback of the three B777s and the sale of Dash 8 aircraft by Air Wisconsin, Inc., resulted in proceeds of $423 million.

      In July 1995, United gave notice of its intention to retire all $229 million of its outstanding Japanese yen-denominated deferred purchase certificates during the third and fourth quarters of 1995. At the same time, United gave notice of its intention to terminate related operating leases for 39 aircraft, by exercising its right to acquire the aircraft. The net acquisition cost of such aircraft is expected to aggregate $436 million after making all scheduled rent payments.

      At June 30, 1995, commitments for the purchase of property and equipment, principally aircraft, approximated $3.9 billion, after deducting advance payments. An estimated $0.9 billion will be spent during the remainder of 1995, $1.1 billion in 1996, $1.3 billion in 1997, $0.4 billion in 1998 and $0.2 billion in 1999 and thereafter. The major commitments are for the purchase of 29 B777 aircraft, two B747 aircraft and four B757 aircraft. The B777s are expected to be delivered between 1995 and 1999 and the B747s and B757s are expected to be delivered in 1996.


      In addition to aircraft orders, United has arrangements with Airbus Industrie and International Aero Engines to lease 21 A320 aircraft, which are scheduled for delivery through 1998. At June 30, 1995, United also had options for an additional 150 B737 aircraft, 33 B757 aircraft, 34 B777 aircraft, 43 B747 aircraft, 6 B767 aircraft and 50 A320 aircraft. Under the terms of certain of these options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options it does not exercise.

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

      In May 1995, United issued $246 million of pass through certificates under an effective shelf registration statement UAL and United have on file with the Securities and Exchange Commission. The pass through certificates were issued to finance or refinance certain aircraft under operating leases. At June 30, 1995, up to $789 million of securities could be issued under the shelf registration statement, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. UAL's ability to issue equity securities is limited by its certificate of incorporation, which was restated in connection with the recapitalization.

      In June 1995, the Indianapolis Airport Authority issued $221 million of special facility bonds, guaranteed by United, related to the maintenance facilities being constructed at its Indianapolis Maintenance Center. In connection with the construction of the Indianapolis Maintenance Center, United agreed to reach an $800 million capital spending target by the year 2001 and employ at least 7,500 individuals by the year 2004. In the event that such targets are not reached, United may be required to make certain additional payments under related agreements.

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

      The results of operations in the airline business historically fluctuate significantly in response to general economic conditions. This is because small fluctuations in yield (passenger revenue per revenue passenger mile) and cost per available seat mile can have a significant effect on operating results. UAL anticipates industrywide fare levels, low-cost competition, general economic conditions, fuel costs, international governmental policies and other factors will continue to affect its operating results.

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

      As a result of the recapitalization, UAL's capital structure became more highly leveraged. With the increase in debt and reduction in equity resulting from the recapitalization, UAL's exposure to certain industry risks could be greater than might have been the case prior to the recapitalization. In addition, the transaction resulted in new labor agreements for certain employee groups and a new corporate governance structure, which was designed to achieve balance between the various employee-owner groups and public stockholders. The new labor agreements and governance structure could inhibit management's ability to alter strategy in a volatile, competitive industry by restricting certain operating and financing activities, including the sale of assets and the issuance of equity securities and the ability to furlough employees. UAL's ability to react to competition may be hampered further by the fixed long-term nature of these various agreements. The continued success of the recapitalization will be dependent upon a number of factors, including the state of the competitive environment in the airline industry, competitive responses to United's efforts, United's ability to achieve enduring cost savings through productivity improvements and the renegotiation of labor agreements at the end of the investment period.

      United generates revenues and incurs expenses in numerous foreign currencies. These expenses include reservation and ticket office services, customer service, aircraft maintenance, catering, commissions, aircraft leases and personnel costs. Changes in foreign currency exchange rates impact operating income through changes in foreign currency-denominated operating revenues and expenses. Despite the adverse (favorable) effects a strengthening (weakening) foreign currency will have on U.S. originating traffic, a strengthening (weakening) of foreign currencies tends to increase (decrease) reported revenue and operating income because United's foreign currency-denominated operating revenue generally exceeds its foreign currency-denominated operating expense for each currency. United's biggest net exposures are for Japanese yen and Australian dollars. During the first six months of 1995, yen-denominated operating revenue net of yen-denominated operating expense was approximately 19.9 billion yen (approximately $215 million), and Australian dollar-denominated operating revenue net of Australian dollar-denominated operating expense was approximately 84 million Australian dollars (approximately $62 million).

      Other non-operating income (expense) is also affected as a result of transaction gains and losses resulting from rate fluctuation. The foreign exchange gains and losses recorded by United result from the impact of exchange rate changes on foreign currency denominated assets and liabilities, primarily yen-denominated balances. To the extent yen-denominated liability balances are predictable, United attempts to minimize transaction gains and losses by investing in yen-denominated time deposits to offset the impact of rate changes. In addition, United entered into a foreign currency swap contract in 1994 to reduce exposure to currency fluctuations in connection with other long-term yen-denominated obligations. Where no significant liability exists to offset, United mitigates its exposure to foreign exchange rate fluctuations by converting excess local currencies generated to U.S. dollars. At June 30, 1995, yen-denominated assets were approximately equal to yen-denominated liabilities.

      United expects that it will continue to be affected by the above mentioned factors, but cannot predict how foreign currency exchange rates will move in the future.

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

      In the first quarter of 1995, United implemented a new travel agency commission payment plan that offers a maximum of $50 for round-trip domestic tickets and a maximum of $25 for one-way domestic tickets. The new commission plan resulted in a reduction of approximately $30 million in United's commission expense for the first six months of 1995; however, United estimates the reduction of commission expense in the second half of 1995 will be between $50 million and $60 million. Litigation challenging this payment plan is pending. A decision on the defendant airlines' motion for summary judgment and the plaintiff travel agencies' motion for preliminary injunction is expected during the third quarter of 1995. (See Part II, Item 1. Legal Proceedings)


Summary of Results and Impact of Recapitalization

      UAL's earnings from operations were $340 million in the first six months of 1995, compared to operating earnings of $131 million in the first six months of 1994. UAL's net earnings in the 1995 six-month period were $154 million ($11.74 per share, primary; $11.03 per share, fully diluted), compared to a net loss of $42 million in the same period of 1994 ($2.48 per share). The 1994 loss includes a $26 million after tax charge for the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which UAL adopted effective January 1, 1994.

      In the second quarter of 1995, UAL's earnings from operations were $302 million, compared to $167 million in the second quarter of 1994. UAL's net earnings in the second quarter of 1995 were $151 million ($12.00 per share, primary; $10.94 per share, fully diluted), compared to net earnings of $55 million in the first quarter of 1994 ($1.89 per share).

      The 1995 per share amounts above include the effects on equity of the exchange of convertible debentures for Series A convertible preferred stock, which had the effect of increasing additional capital invested by $45 million, and the repurchase of Series B preferred stock, which decreased equity by $2 million. See "Per Share Amounts" in the notes to consolidated financial statements. Excluding the preferred stock transactions, UAL's earnings per share were $9.20, primary, and $8.46, fully diluted, for the 1995 second quarter and $8.85, primary, and $8.50, fully diluted, for the 1995 six-month period.

      In connection with the July 1994 recapitalization, each share of old common stock was converted to one half share of new common stock (and cash in lieu of fractional shares) and $84.81 in cash. As a result, the number of outstanding shares was reduced proportionately. Accordingly, the weighted average shares in the earnings per share calculations are based on the number of old common shares outstanding prior to the recapitalization and the reduced number of new common shares outstanding subsequent to the transaction. Thus, direct comparisons between per share amounts for the 1995 and 1994 periods presented are not meaningful.

      Management believes that a more complete understanding of UAL's results can be gained by viewing them on a pro forma, "fully distributed" basis. This approach considers all ESOP shares which will ultimately be distributed to employees throughout the ESOP (rather than just the shares committed to be released) to be immediately outstanding and thus fully distributed. Consistent with this method, the ESOP compensation expense is excluded from fully distributed net earnings.
On a fully distributed basis, UAL's net earnings for the 1995 second quarter would have been $215 million compared to $151 million as reported under generally accepted accounting principles. On a fully distributed basis, UAL's net earnings for the 1995 six-month period would have been $274 million compared to $154 million as reported under generally accepted accounting principles. Per share amounts would be as follows:

                       Three Months Ended          Six Months Ended
                          June 30, 1995             June 30, 1995
                        GAAP       Fully          GAAP        Fully
                      (Primary)  Distributed    (Primary)  Distributed
Earnings before
  preferred stock
  transactions        $  9.20    $  6.51        $  8.85    $  8.13
Preferred stock
  transactions           2.80       1.32           2.89       1.33
                      $ 12.00    $  7.83        $ 11.74    $  9.46


      Specific factors affecting UAL's consolidated operations for the second quarter and first six months of 1995 are described below.

Second Quarter 1995 Compared with Second Quarter 1994.

      Operating revenues increased $313 million (9%). United's revenue per available seat mile increased 5% to 9.68 cents. Passenger revenues increased $290 million (9%) due to a 5% increase in yield to 11.97 cents and a 4% increase in revenue passenger miles. Domestic revenue passenger miles increased 5% and Pacific increased 6%. Atlantic revenue passenger miles decreased 1% and Latin America was relatively unchanged.
 Available seat miles increased 4% systemwide, as increases of 11% and 3% on Pacific and Domestic routes, respectively, were partially offset by a 4% decrease in the Atlantic and a 1% decrease in Latin America. United's system passenger load factor increased 0.3 points to 71.9%.

      Cargo revenues increased $17 million (10%), as both freight and mail revenues increased due to higher cargo volumes. Other operating revenues increased $6 million (3%).

      Operating expenses increased $178 million (5%); however, United's cost per available seat mile increased only 2% from 8.77 cents to 8.91 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's 1995 second quarter cost per available seat mile would have been 8.64 cents, a decrease of 1% from 1994. ESOP compensation expense of $108 million in the 1995 second quarter represents the estimated average fair value of ESOP stock committed to be released to employees for the quarter, net of amounts used to satisfy dividend requirements for previously allocated ESOP convertible preferred shares. Landing fees and other rent increased $64 million (44%) due to increased facilities rent, particularly due to new facilities at Denver. Aircraft fuel expense increased $33 million (9%) due to a 4% increase in consumption and a 4% increase in the average price per gallon of fuel to 58.9 cents. Aircraft rent increased $31 million (13%) as a result of new aircraft acquired on operating leases. Purchased services increased $30 million (13%) due principally to volume-related increases in computer reservations fees and credit card discounts. Food services increased $12 million (10%) due to the new catering arrangements resulting from the 1994 sale of flight kitchens and increased passenger volumes.

      Salaries and related costs decreased $70 million (6%) primarily due to savings resulting from wage and benefit concessions made by employees participating in the ESOPs, partially offset by higher average wage rates for other employee groups. Aircraft maintenance decreased $23 million (19%) due principally to the removal of certain older aircraft from United's operating fleet and the timing of maintenance cycles.

      Other expense amounted to $51 million in the second quarter of 1995 compared to $60 million in the second quarter of 1994. Interest expense increased $18 million (22%) due primarily to interest on the debentures issued in connection with the recapitalization. Included in the second quarter of 1994 was a charge of $22 million for costs incurred in connection with the employee investment transaction. In addition, both the 1995 and 1994 periods included foreign exchange gains of $10 million.

Six Months 1995 Compared with Six Months 1994.

      Operating revenues increased $452 million (7%). United's revenue per available seat mile increased 2% to 9.27 cents. Passenger revenues increased $439 million (7%) due principally to a 6% increase in revenue passenger miles and a 1% increase in yield to 11.77 cents. Domestic and Pacific revenue passenger miles increased 7% and Latin America increased 1%. Atlantic revenue passenger miles decreased 3%. Available seat miles increased 5% systemwide, as increases of 13% and 4% on Pacific and Domestic routes, respectively, were partially offset by a 4% decrease in the Atlantic. As a result, United's system passenger load factor increased 0.9 points to 69.5%.

      Cargo revenues increased $28 million (8%), as both freight and mail revenues increased due to higher cargo volumes. Other operating revenues decreased $15 million (3%) due primarily to a decrease in fuel sales.

      Operating expenses increased $243 million (4%); however, United's cost per available seat mile decreased 1% from 8.90 cents to 8.82 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's 1995 six month cost per available seat mile would have been 8.57 cents, a decrease of 4% from 1994. ESOP compensation expense of $197 million in the first six months of 1995 represents the estimated average fair value of ESOP stock committed to be released to employees for the period, net of amounts used to satisfy dividend requirements for previously allocated ESOP convertible preferred shares. Landing fees and other rent increased $81 million (27%) due to increased facilities rent, primarily due to new facilities at Denver, and increased landing fees as the number of departures increased 9%. Aircraft rent increased $54 million (12%) as a result of new A320 and B777 aircraft on operating leases. Purchased services increased $51 million (11%) due principally to volume-related increases in computer reservations fees and credit card discounts. Aircraft fuel expense increased $41 million (5%) as fuel consumption increased 5% and the average price per gallon of fuel remained relatively unchanged at 57.9 cents. Food services increased $40 million (19%) due to the new catering arrangements resulting from the 1994 sale of flight kitchens and increased passenger volumes.

      Salaries and related costs decreased $159 million (7%) primarily due to savings resulting from wage and benefit concessions made by employees participating in the ESOPs, partially offset by higher average wage rates for other employee groups. Aircraft maintenance decreased $25 million (11%) due principally to the removal of certain older aircraft from United's operating fleet and the timing of maintenance cycles. Depreciation and amortization expense decreased $18 million (5%), as certain assets, principally B727 aircraft, are now fully depreciated. Other operating expenses decreased $40 million (7%) due mainly to lower fuel sales.

      Other expense amounted to $83 million in the first six months of 1995 compared to $132 million in the same period of 1994. Interest expense increased $37 million (22%) due primarily to interest on the debentures issued in connection with the recapitalization and the convertible debentures issued in exchange for the Series A preferred stock. Included in "Miscellaneous, net" in the 1995 six-month period was a $41 million gain on the disposition of ten Dash 8 aircraft and spare parts owned by Air Wisconsin, Inc. Included in the 1994 six-month period was a charge of $41 million for costs incurred in connection with the employee investment transaction. In addition, the 1995 and 1994 periods included foreign exchange gains of $2 million and $9 million, respectively. Charges for minority interests in Apollo Travel Services were $12 million in both the 1995 and 1994 six-month periods.

      The income tax provision for the first six months of 1994 was significantly impacted by the nondeductibility of certain recapitalization costs.

                             Part II
                         Other Information


Item 1.  Legal Proceedings.

     In Re Airline Travel Agency Commission Litigation. On February 13, l995 and dates thereafter United Air Lines, Inc. ("United"), a wholly owned subsidiary of UAL Corporation ("UAL"), and six other airlines were sued in various courts around the nation by travel agents and the American Society of Travel Agents claiming as a class action that the carriers acted collusively in violation of federal antitrust laws when they imposed a cap on ticket sales commissions payable to travel agencies by the carriers. As a result of an order by the multi-district panel, the suits are now consolidated before the federal court in Minneapolis. A discovery and motion filing schedule has been established by this court, under which a hearing was held on July 7, 1995 on plaintiffs' motion for a preliminary injunction and the carriers' motion for summary judgment. As relief, the plaintiffs seek an order declaring the carriers' commission cap action to be illegal and the recovery of damages (trebled) to the agencies resulting from that action.

     Summers et al. v. State Street Bank and Trust Company et al. On April 14, 1995, plaintiffs filed a class action complaint against State Street Bank and Trust Company ("State Street"), the UAL Corporation Employee Stock Ownership Plan and the UAL Corporation Supplemental Employee Stock Ownership Plan (together, the "Plans") in the United States District Court for the Northern District of Illinois. The complaint is brought on behalf of a putative class of all persons who are, or were as of July 12, 1994, participants or beneficiaries of the Plans. Plaintiffs allege that State Street breached various fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in connection with the 1994 purchase of UAL preferred stock by the Plans. The Plans are nominal defendants; no relief is sought from them. The complaint seeks a declaration that State Street violated ERISA, restoration to the Plans by State Street of the amount of an alleged "overpayment" for the stock, and other relief. United is obligated, subject to certain exceptions, to indemnify State Street for part or all of an adverse judgment and State Street's defense costs. On July 12, 1995, the defendants filed a motion to dismiss the complaint in its entirety. A ruling is expected on that motion on or before the September 20, 1995 hearing set by the presiding judge.

Item 4.  Submission of Matters to a Vote of Security Holders.

      At the annual meeting of the stockholders of UAL Corporation on May 18, 1995, the following matters were voted upon:

          Description                    Votes

1.   Election of Board of Directors

  Public Directors:
    John A. Edwardson              10,963,337 For
                                       61,973 Withheld

          Description                    Votes

    Gerald Greenwald               10,963,063 For
                                       62,247 Withheld

    John F. McGillicuddy           10,958,961 For
                                       66,349 Withheld

    James J. O'Connor              10,954,344 For
                                       70,966 Withheld

    Paul E. Tierney, Jr.           10,929,222 For
                                       96,088 Withheld

  Independent Directors:
    Duane D. Fitzgerald                     4 For
                                            0 Withheld

    Richard D. McCormick                    4 For
                                            0 Withheld

    John K. Van de Kamp                     4 For
                                            0 Withheld

    Paul A. Volcker                         4 For
                                            0 Withheld

  ALPA Director:
    Harlow B.  Osteboe                      1 For
                                            0 Withheld

  IAM Director:
    John R. Peterpaul                       1 For
                                            0 Withheld

  Salaried/Management Employee Director:
    Joseph V. Vittoria                      3 For
                                            0 Withheld

2.  Approval of UAL Corporation    23,884,487 For
    1995 Directors Plan             1,628,103 Against
                                      646,716 Abstain
                                            0 Broker Non-Votes

          Description                    Votes

3.  Approval of Charter            24,309,051 For
    Amendments - Certain            1,082,107 Against
    Definitions                       768,148 Abstain
                                            0 Broker Non-Votes

4.  Approval of Charter            23,952,838 For
    Amendments - Board              1,447,138 Against
    Committee Matters                 759,330 Abstain
                                            0 Broker Non-Votes

5.  Appointment of Independent     24,221,239 For
    Public Accountants              1,316,834 Against
                                      621,233 Abstain
                                            0 Broker Non-Votes


Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibit 3.1 - Certificate of Amendment of the Restated Certificate of Incorporation of UAL Corporation (the "Company") as filed in Delaware on May 25, 1995 (filed as
        Exhibit 3.1 to the Company's Form 8-K dated June 27, 1995 and incorporated herein by reference).

        Exhibit 10.1 - UAL Corporation 1995 Directors Plan (filed as Exhibit 10.19 to the Company's Form 10-K/A (Amendment
        No. 1) for the year ended December 31, 1994 and incorporated herein by reference).

        Exhibit 10.2 - Letter Agreement dated April 28, 1995 between UAL Corporation and United Air Lines, Inc. and
        Joseph R. O'Gorman.

        Exhibit 10.3 - UAL Corporation Retirement Plan for
        Outside Directors, as supplemented March 30, 1995.

        Exhibit 10.4 - Side Letter Agreement dated June 8, 1995 to Letter Agreement No. 6-1162-DLJ-1123 to the Agreement dated December 18, 1990 between Boeing and United (and United Worldwide Corporation) for acquisition of 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to the Company's Form 10-Q for the quarter ended June 30, 1993,
        (ii) Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 1993, (iii) Exhibit 10.14 to the Company's Form 10-Q for the quarter ended June 30, 1994,
        (iv) Exhibits 10.27 and 10.28 to the Company's Form 10-K for the year ended December 31, 1994, and (v) Exhibits
        10.2 and 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)). (Exhibit 10.4 hereto is filed with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.5 - Change Order No. 6 dated February 21, 1995 to the 777-200 Purchase Agreement. (Exhibit 10.5 hereto is filed with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.6 - Letter Agreement No. 6-1162-RCN-916 dated
        May 23, 1995 to the 777-200 Purchase Agreement.  (Exhibit
        10.6 hereto is filed with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.7 - Side Letter Agreement dated June 8, 1995 to Letter Agreement No. 6-1162-DLJ-1124 to the Agreement dated December 18, 1990 between Boeing and United (and United Worldwide Corporation) for acquisition of 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to the Company's Form 10-K for the year ended December 31, 1991,
        (ii) Exhibits 10.3, 10.4, 10.5, 10.6 and 10.22 to the
        Company's Form 10-Q for the quarter ended June 30, 1993,
        (iii) Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to the Company's Form 10-Q for the quarter ended June 30, 1994,
        (v) Exhibits 10.29 and 10.30 to the Company's Form 10-K for the year ended December 31, 1994, and (vi) Exhibits
        10.4 through 10.8 to the Company's Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)). (Exhibit 10.7 hereto is filed with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.8 - Change Order No. 1 to the 747-400 Purchase
        Agreement. (Exhibit 10.8 hereto is filed with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.9 - Amendment No. 3 dated as of March __, 1995 to the Agreement dated August 10, 1992 between AVSA, S.A.R.L., as seller, and United Air Lines, Inc., as buyer, for the acquisition of Airbus Industrie A320-200 model aircraft (as previously amended and supplemented, "A320-200 Purchase Agreement" (filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to the Company's Form 10-K for the year ended December 31, 1993,
        (ii) Exhibits 10.15 and 10.16 to the Company's Form 10-Q for the quarter ended June 30, 1994, and (iii) Exhibit
        10.31 to the Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by reference)). (Exhibit 10.9 hereto is filed with a request for confidential treatment of certain portions thereof.)

        Exhibit 11 - Calculation of fully diluted net earnings per share.

        Exhibit 12.1 - Computation of Ratio of
        Earnings to Fixed Charges.

        Exhibit 12.2 - Computation of Ratio of
        Earnings to Fixed Charges and Preferred Stock
        Dividend Requirements.

        Exhibit 27 - Financial Data Schedule.

    (b) Form 8-K dated June 27, 1995 to report UAL Corporation's
        Certificate of Amendment of the Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on May 25, 1995.


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


                                   UAL CORPORATION


                                   By:  /s/ Gerald Greenwald
                                        Gerald Greenwald
                                        Chairman and Chief
                                        Executive Officer


                                   By:  /s/ Douglas A. Hacker
                                        Douglas A. Hacker
                                        Senior Vice President-Finance
                                        (Principal Financial and
                                        Accounting Officer)




Dated:  August 9, 1995



                           Exhibit Index


Exhibit No.                    Description

3.1 Certificate of Amendment of the Restated Certificate of Incorporation of UAL Corporation (the "Company") as filed in Delaware on May 25, 1995 (filed as Exhibit 3.1 to the Company's Form 8-K dated June 27, 1995 and incorporated herein by reference).

10.1      UAL Corporation 1995 Directors Plan (filed as Exhibit
          10.19 to the Company's Form 10-K/A (Amendment No. 1) for the year ended December 31, 1994 and incorporated herein by reference).

10.2      Letter Agreement dated April 28, 1995 between UAL
          Corporation, United Air Lines, Inc. and Joseph R.
          O'Gorman.

10.3 UAL Corporation Retirement Plan for Outside Directors, as supplemented March 30, 1995.

10.4 Side Letter Agreement dated June 8, 1995 to Letter Agreement No. 6-1162-DLJ-1123 to the Agreement dated December 18, 1990 between Boeing and United (and United Worldwide Corporation) for acquisition of 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to the Company's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 1993, (iii) Exhibit 10.14 to the Company's Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits 10.27 and 10.28 to the Company's Form 10-K for the year ended December 31, 1994, and (v) Exhibits 10.2 and 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)). (Exhibit 10.4 hereto is filed with a request for confidential treatment of certain portions thereof.)

10.5      Change Order No. 6 dated February 21, 1995 to the 777-
          200 Purchase Agreement. (Exhibit 10.5 hereto is filed with a request for confidential treatment of certain portions thereof.)

10.6 Letter Agreement No. 6-1162-RCN-916 dated May 23, 1995 to the 777-200 Purchase Agreement. (Exhibit 10.6 hereto is filed with a request for confidential treatment of certain portions thereof.)

10.7 Side Letter Agreement dated June 8, 1995 to Letter Agreement No. 6-1162-DLJ-1124 to the Agreement dated December 18, 1990 between Boeing and United (and United Worldwide Corporation) for acquisition of 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to the Company's Form 10-K for the year ended December 31, 1991, (ii) Exhibits 10.3, 10.4, 10.5, 10.6 and 10.22 to
          the Company's Form 10-Q for the quarter ended June 30, 1993, (iii) Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to the Company's Form 10-Q for the quarter ended June 30, 1994, (v) Exhibits 10.29 and 10.30 to the Company's Form 10-K for the year ended December 31, 1994, and (vi) Exhibits 10.4 through 10.8 to the Company's Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)). (Exhibit 10.7 hereto is filed with a request for confidential treatment of certain portions thereof.)

10.8      Change Order No. 1 to the 747-400 Purchase Agreement.
          (Exhibit 10.8 hereto is filed with a request for confidential treatment of certain portions thereof.)

10.9 Amendment No. 3 dated as of March __, 1995 to the Agreement dated August 10, 1992 between AVSA, S.A.R.L., as seller, and United Air Lines, Inc., as buyer, for the acquisition of Airbus Industrie A320-200 model aircraft (as previously amended and supplemented, "A320-200 Purchase Agreement" (filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to the Company's Form 10-K for the year ended December 31, 1993, (ii) Exhibits 10.15 and 10.16 to the Company's Form 10-Q for the quarter ended June 30, 1994, and (iii)
          Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by reference)). (Exhibit 10.9 hereto is filed with a request for confidential treatment of certain portions thereof.)

11 Calculation of fully diluted net earnings per share.

12.1      Computation of Ratio of Earnings to Fixed
          Charges.

12.2      Computation of Ratio of Earnings to Fixed
          Charges and Preferred Stock Dividend Requirements.

27        Financial Data Schedule.