Form 10-Q/A
period 1995-03-31
UAL CORP /DE/
filed 1995-09-12
CIK 100517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q/A

                          Amendment No. 1

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



                              Part II
                         Other Information

Item 6.  Exhibits and Reports on Form 8-K.

    (a) * Exhibit 4.1 - Indenture dated as of April 3, 1995 between UAL Corporation ("UAL") and The Bank of New
          York, as Trustee.

        * Exhibit 4.2 - Officer's Certificate relating to UAL
          Corporation's 6-3/8% Convertible Subordinated
          Debentures due 2025.

        * Exhibit 4.3 - Form of UAL Corporation's 6-3/8%
          Convertible Subordinated Debenture due 2025.

        * Exhibit 10.1 - First Amendment to UAL Corporation
          Supplemental ESOP, dated February 22, 1995 and effective as of July 12, 1994.

        * Exhibit 10.2 - Letter Agreement Amendment No. 6-1162-MMF-077 dated April 3, 1995 to the Agreement dated December 18, 1990 between The Boeing Company and United Air Lines, Inc. ("United") (and United Worldwide Corporation) for acquisition of 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's annual report on Form 10-K for the year ended December 31, 1990, and supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit
          10.2 to UAL's annual report on Form 10-K for the year ended December 31, 1993, (iii) Exhibit 10.14 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1994, and (iv) Exhibits 10.27 and 10.28 to UAL's annual report on Form 10-K for the year ended December 31, 1994)). (Exhibit 10.2 hereto is filed with a request for confidential treatment of certain portions.)

          Exhibit 10.3 - Letter Agreement Amendment No. 6-1162-
          RCN-837 dated February 17, 1995 to the 777-200 Purchase
          Agreement. (Exhibit 10.3 hereto is filed with a request for confidential treatment of certain portions.)

        * Exhibit 10.4 - Supplemental Agreement No. 6 dated as of April 13, 1995 to the Agreement dated December 18, 1990 between The Boeing Company and United (and United Worldwide Corporation) for acquisition of 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as Exhibit 10.8 to UAL's annual report on Form 10-K for the year ended December 31, 1990, and supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's annual report on Form 10-K for the year ended December 31, 1991, (ii) Exhibits 10.3, 10.4, 10.5, 10.6 and 10.22 to UAL's
          quarterly report on Form 10-Q for the quarter ended June 30, 1993, (iii) Exhibit 10.3 to UAL's annual report on Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1994, and (v) Exhibits 10.29 and 10.30 to UAL's annual report on Form 10-K for the year ended December 31, 1994)). (Exhibit
          10.4 hereto is filed with a request for confidential treatment of certain portions.)

          Exhibit 10.5 - Letter Agreement Amendment 6-1162-DLJ-
          891R2 dated April 13, 1995 to the 747-400 Purchase
          Agreement. (Exhibit 10.5 hereto is filed with a request for confidential treatment of certain portions.)

          Exhibit 10.6 - Letter Agreement Amendment 6-1162-MMF-
          084 dated April 13, 1995 to the 747-400 Purchase
          Agreement. (Exhibit 10.6 hereto is filed with a request for confidential treatment of certain portions.)

        * Exhibit 10.7 - Letter Agreement Amendment 6-1162-RCN-
          870 dated April 13, 1995 to the 747-400 Purchase
          Agreement. (Exhibit 10.7 hereto is filed with a request for confidential treatment of certain portions.)

        * Exhibit 10.8 - Change Order No. 1 dated April 13,
          1995 to the 747-400 Purchase Agreement.  (Exhibit
          10.8 hereto is filed with a request for confidential treatment of certain portions.)

        * Exhibit 10.9 - Supplemental Agreement No. 5 dated as of April 13, 1995 to the Agreement dated April 26, 1989 between The Boeing Company and United for acquisition of 757-200 and 737 aircraft (as relates solely to the 757-200 aircraft and as previously amended and supplemented, the "757-200 Purchase Agreement" (filed as Exhibit 10(K) to UAL's Form 10-K for the year ended December 31, 1989, and supplements thereto filed as (i) Exhibits 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, and 10.22 to
          UAL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and (ii) Exhibit 10.14 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1994)). (Exhibit 10.9 hereto is filed with a request for confidential treatment of certain portions.)

        * Exhibit 10.10 - Supplemental Agreement No. 11 dated as of April 13, 1995 to the Agreement dated March 1, 1990 between The Boeing Company and United for acquisition of 767-300ER aircraft (as previously amended and supplemented, the "767-300ER Purchase Agreement" (filed as Exhibit 10(L) to UAL's Form 10-K for the year ended December 31, 1989, and supplements thereto filed as (i) Exhibits 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13 and 10.22 to
          UAL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and (ii) Exhibit 10.14 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1994)). (Exhibit 10.10 hereto is filed with a request for confidential treatment of certain portions.)

          Exhibit 10.11 - Letter Agreement Amendment 6-1162-DLJ-472R2 dated April 13, 1995 to the 767-300ER Purchase Agreement. (Exhibit 10.11 hereto is filed with a request for confidential treatment of certain portions.)

        * Exhibit 10.12 - Agreement dated as of March 24, 1995 between United, UAL and James M. Guyette.

        * Exhibit 11 - Calculation of fully diluted net earnings per share.

        * Exhibit 12.1 - Computation of Ratio of
          Earnings to Fixed Charges.

        * Exhibit 12.2 - Computation of Ratio of Earnings to
          Fixed Charges and Preferred Stock Dividend
          Requirements.

        * Exhibit 27 - Financial Data Schedule.

     ________________________
     *  Previously Filed.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UAL CORPORATION



                                   By:  /s/ Douglas A. Hacker

                                        Douglas A. Hacker
                                        Senior Vice President-Finance
                                        (Principal Financial and
                                        Accounting Officer)




Dated:  August 31, 1995


                           Exhibit Index


Exhibit No.          Description

*    4.1  Indenture dated as of April 3, 1995 between UAL
          Corporation ("UAL") and The Bank of New York, as
          Trustee.

*    4.2  Officer's Certificate relating to UAL
          Corporation's 6-3/8% Convertible Subordinated
          Debentures due 2025.

*    4.3  Form of UAL Corporation's 6-3/8% Convertible
          Subordinated Debenture due 2025.

*   10.1  First Amendment to UAL Corporation Supplemental
          ESOP, dated February 22, 1995 and effective as of July 12, 1994.

*   10.2  Letter Agreement Amendment No. 6-1162-MMF-077 dated
          April 3, 1995 to the Agreement dated December 18, 1990 between The Boeing Company and United Air Lines, Inc. ("United") (and United Worldwide Corporation) for acquisition of 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement"
          (filed as Exhibit 10.7 to UAL's annual report on Form 10-K for the year ended December 31, 1990, and supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.2 to UAL's annual report on Form 10-K for the year ended December 31, 1993, (iii) Exhibit 10.14 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1994, and (iv) Exhibits 10.27 and 10.28 to UAL's annual report on Form 10-K for the year ended December 31, 1994)). (Exhibit
          10.2 hereto is filed with a request for confidential treatment of certain portions.)

    10.3  Letter Agreement Amendment No. 6-1162-RCN-837 dated
          February 17, 1995 to the 777-200 Purchase Agreement.
          (Exhibit 10.3 hereto is filed with a request for confidential treatment of certain portions.)

*   10.4  Supplemental Agreement No. 6 dated as of April 13,
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

    10.6  Letter Agreement Amendment 6-1162-MMF-084 dated
          April 13, 1995 to the 747-400 Purchase Agreement.
          (Exhibit 10.6 hereto is filed with a request for confidential treatment of certain portions.)

*   10.7  Letter Agreement Amendment 6-1162-RCN-870 dated
          April 13, 1995 to the 747-400 Purchase Agreement.
          (Exhibit 10.7 hereto is filed with a request for confidential treatment of certain portions.)

*   10.8  Change Order No. 1 dated April 13, 1995 to the 747-
          400 Purchase Agreement. (Exhibit 10.8 hereto is filed with a request for confidential treatment of certain portions.)

*   10.9  Supplemental Agreement No. 5 dated as of April 13,
          1995 to the Agreement dated April 26, 1989 between The Boeing Company and United for acquisition of 757-200 and 737 aircraft (as relates solely to the 757-200 aircraft and as previously amended and supplemented, the "757-200 Purchase Agreement" (filed as Exhibit 10(K) to UAL's Form 10-K for the year ended December 31, 1989, and supplements thereto filed as (i) Exhibits 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, and 10.22 to UAL's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1993, and (ii) Exhibit 10.14 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1994)). (Exhibit
          10.9 hereto is filed with a request for confidential treatment of certain portions.)

*  10.10  Supplemental Agreement No. 11 dated as of
          April 13, 1995 to the Agreement dated March 1, 1990 between The Boeing Company and United for acquisition of 767-300ER aircraft (as previously amended and supplemented, the "767-300ER Purchase Agreement" (filed as Exhibit 10(L) to UAL's Form 10-K for the year ended December 31, 1989, and supplements thereto filed as (i) Exhibits 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13
          and 10.22 to UAL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and (ii) Exhibit 10.14 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1994)). (Exhibit 10.10 hereto is filed with a request for confidential treatment of certain portions.)

   10.11 Letter Agreement Amendment 6-1162-DLJ-472R2 dated April 13, 1995 to the 767-300ER Purchase
          Agreement. (Exhibit 10.11 hereto is filed with a request for confidential treatment of certain portions.)

* 10.12 Agreement dated as of March 24, 1995 between United, UAL and James M. Guyette.

* 11 Calculation of fully diluted net earnings per share.

*   12.1  Computation of Ratio of Earnings to Fixed
          Charges.

*   12.2  Computation of Ratio of Earnings to Fixed
          Charges and Preferred Stock Dividend Requirements.

*     27  Financial Data Schedule.

__________________________
*    Previously Filed.