Form 10-Q
period 1995-09-30
UAL CORP /DE/
filed 1995-11-13
CIK 100517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 1995,  Commission File Number 1-6033

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

                      Yes    X            No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
                    Class                      October 31, 1995

       Common Stock ($0.01 par value)            12,667,272


   UAL Corporation and Subsidiary Companies Report on Form 10-Q
             For the Quarter Ended September 30, 1995

Index

Part I. Financial Information                                Page No.

        Item 1.   Financial statements:

                  Condensed statement of consolidated               3
                  financial position - as of September 30, 1995
                  (unaudited) and December 31, 1994


                  Statement of consolidated operations              5
                  (unaudited) - for the three months and
                  nine months ended September 30, 1995 and 1994


                  Condensed statement of consolidated               7
                  cash flows (unaudited) - for the nine
                  months ended September 30, 1995 and 1994


                  Notes to consolidated financial                   8
                  statements (unaudited)


        Item 2.   Management's discussion and analysis             14
                  of financial condition and results of
                  operations


Part II.  Other Information

          Item 1.  Legal Proceedings                               23
          Item 5.  Other Information                               24
          Item 6.  Exhibits and Reports on Form 8-K                24

Signatures                                                         25

Exhibit Index                                                      26






                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 UAL Corporation and Subsidiary Companies
          Condensed Statement of Consolidated Financial Position
                              (In Millions)


                                                 September 30,
                                                    1995         December 31,
Assets                                           (Unaudited)         1994

Current assets:
  Cash and cash equivalents                       $   431         $   500
  Short-term investments                            1,198           1,032
  Receivables, net                                  1,120             889
  Inventories, net                                    304             285
  Deferred income taxes                               135             151
  Prepaid expenses and other                          348             335
                                                    3,536           3,192



Operating property and equipment:
  Owned                                            11,015          10,824
  Accumulated depreciation and amortization        (5,064)         (4,786)
                                                    5,951           6,038


  Capital leases                                    1,386           1,132
  Accumulated amortization                           (490)           (447)
                                                      896             685

                                                    6,847           6,723



Other assets:
  Intangibles, net                                    772             814
  Deferred income taxes                               346             480
  Other                                               569             555
                                                    1,687           1,849



                                                  $12,070         $11,764

           See accompanying notes to consolidated financial statements.








                   UAL Corporation and Subsidiary Companies
            Condensed Statement of Consolidated Financial Position
                                (In Millions)



                                             September 30,
                                                1995        December 31,
Liabilities and Stockholders' Equity         (Unaudited)        1994

Current liabilities:
  Short-term borrowings                      $    -          $   269
  Current portions of long-term debt
    and capital lease obligations                305             460
  Advance ticket sales                         1,322           1,020
  Accounts payable                               719             651
  Other                                        2,575           2,506
                                               4,921           4,906

Long-term debt                                 3,087           2,887

Long-term obligations under capital leases       922             730

Other liabilities and deferred credits:
  Deferred pension liability                     251             520
  Postretirement benefit liability             1,211           1,148
  Deferred gains                               1,245           1,363
  Other                                          520             477
                                               3,227           3,508

Minority interest                                 57              49

Stockholders' equity:
  Preferred stock                                 -               -
  Common stock at par                             -               -
  Additional capital invested                  1,316           1,287
  Retained earnings (deficit)                   (981)         (1,335)
  Unearned ESOP preferred stock                 (285)            (83)
  Other                                         (194)           (185)
                                                (144)           (316)
Commitments and contingent liabilities
  (See note)

                                             $12,070         $11,764

         See accompanying notes to consolidated financial statements.



                   UAL Corporation and Subsidiary Companies
               Statement of Consolidated Operations (Unaudited)
                       (In Millions, Except Per Share)

                                                     Three Months
                                                   Ended September 30
                                                  1995           1994
Operating revenues:
  Passenger                                      $3,694         $3,400
  Cargo                                             197            169
  Other operating revenues                          236            245
                                                  4,127          3,814
Operating expenses:
  Salaries and related costs                      1,137          1,160
  ESOP compensation expense                         139             88
  Aircraft fuel                                     435            425
  Commissions                                       409            389
  Aircraft rent                                     258            231
  Purchased services                                277            244
  Depreciation and amortization                     182            184
  Landing fees and other rent                       215            165
  Food services                                     146            141
  Aircraft maintenance                              100            102
  Personnel expenses                                 76             62
  Other operating expenses                          286            311
                                                  3,660          3,502

Earnings from operations                            467            312

Other income (expense):
  Interest expense                                 (101)          (102)
  Interest capitalized                                9             12
  Interest income                                    27             21
  Equity in earnings of affiliates                   14              6
  Miscellaneous, net                                (22)           (87)
                                                    (73)          (150)

Earnings before income taxes                        394            162
Provision for income taxes                          151             80

Net earnings                                     $  243         $   82

Net earnings per share:
  Primary                                        $14.06         $ 4.24
  Fully-diluted                                  $12.87         $ 4.21

Average shares:
  Primary                                          16.4           14.5
  Fully-diluted                                    18.3           14.6

      See accompanying notes to consolidated financial statements.




                   UAL Corporation and Subsidiary Companies
               Statement of Consolidated Operations (Unaudited)

                       (In Millions, Except Per Share)

                                                     Nine Months
                                                   Ended September 30

                                                  1995           1994

Operating revenues:
  Passenger                                      $10,006        $ 9,273
  Cargo                                              557            501
  Other operating revenues                           713            737

                                                  11,276         10,511
Operating expenses:
  Salaries and related costs                       3,396          3,578
  ESOP compensation expense                          336             88
  Aircraft fuel                                    1,225          1,174
  Commissions                                      1,115          1,083
  Aircraft rent                                      768            687
  Purchased services                                 782            698
  Depreciation and amortization                      519            539
  Landing fees and other rent                        595            464
  Food services                                      400            355
  Aircraft maintenance                               302            329
  Personnel expenses                                 209            186
  Other operating expenses                           822            887

                                                  10,469         10,068

Earnings from operations                             807            443

Other income (expense):
  Interest expense                                  (304)          (268)
  Interest capitalized                                31             31
  Interest income                                     75             62
  Equity in earnings of affiliates                    41             20
  Miscellaneous, net                                   1           (127)

                                                    (156)          (282)
Earnings before income taxes and
  cumulative effect of accounting change             651            161
Provision for income taxes                           254             95
Earnings before cumulative
  effect of accounting change                        397             66
Cumulative effect of accounting change,
  net of tax                                          -             (26)

Net earnings                                     $   397        $    40

Per share, primary:
  Earnings before cumulative effect of
    accounting change                            $ 25.89        $  1.25
  Cumulative effect of accounting change             -            (1.22)

  Net earnings                                   $ 25.89        $  0.03

Net earnings per share, fully-diluted            $ 23.82        $  0.03

Average shares:
  Primary                                           15.4           21.2
  Fully-diluted                                     17.5           21.4

      See accompanying notes to consolidated financial statements.




                   UAL Corporation and Subsidiary Companies
          Condensed Statement of Consolidated Cash Flows (Unaudited)
                                (In Millions)

                                                       Nine Months
                                                    Ended September 30
                                                   1995           1994

Cash and cash equivalents at beginning of
  period                                         $   500        $   437

Cash flows from operating activities               1,372          1,179

Cash flows from investing activities:
  Additions to property and equipment               (742)          (424)
  Proceeds on disposition of property and
    equipment                                        446            419
  Decrease (increase) in short-term
    investments                                     (167)           283
  Other, net                                         (22)            21
                                                    (485)           299

Cash flows from financing activities:
  Repayment of long-term debt                       (518)          (115)
  Issuance of long-term debt                          -             735
  Principal payments under capital
    lease obligations                                (67)           (77)
  Decrease in short-term borrowings                 (269)           (46)
  Dividends paid                                     (39)           (31)
  Issuance of preferred stock                         -             400
  Recapitalization distribution                       -          (2,068)
  Other, net                                         (63)            26
                                                    (956)        (1,176)
Increase (decrease) in cash
  and cash equivalents                               (69)           302

Cash and cash equivalents at end of period       $   431        $   739


Cash paid during the period for:
  Interest (net of amounts capitalized)          $   253        $   213
  Income taxes                                   $    63        $    13

Non-cash transactions:
  Capital lease obligations incurred             $   280        $    -
  Long-term debt incurred in connection
    with additions to equipment                  $    23        $    18
  Long-term debt issued in exchange for
    Series A preferred stock                     $   546        $    -
  Unrealized gain on investments                 $     4        $     2


      See accompanying notes to consolidated financial statements.



                UAL Corporation and Subsidiary Companies
         Notes to Consolidated Financial Statements (Unaudited)

The Company

      UAL Corporation ("UAL") is a holding company whose principal subsidiary is United Air Lines, Inc. ("United").

Interim Financial Statements

      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although UAL believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which, except for the effects on the 1994 periods of the employee investment transaction, include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and nine month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in UAL's Annual Report on Form 10-K for the year 1994.

ESOP Compensation Expense

      "ESOP compensation expense" represents the estimated average fair value of ESOP convertible preferred stock committed to be released to employees for the period, net of amounts used to satisfy dividend requirements for previously allocated ESOP convertible preferred shares, under Employee Stock Ownership Plans which were created as a part of the July 1994 employee investment transaction and recapitalization. ESOP compensation expense is credited directly to stockholders' equity.

Other Income (Expense) - Miscellaneous

"Miscellaneous, net" consisted of the following:

                               Third Quarter       Nine-month Period
                               1995      1994       1995      1994

Foreign exchange gains
  (losses)                     $(16)     $  -       $(14)     $   9
Gains on dispositions
  of property                     7         2         49          8
Minority interests in
  Apollo Travel Services         (6)       (6)       (18)       (18)
Recapitalization
  transaction costs               -       (80)         -       (121)
Other                            (7)       (3)       (16)        (5)

                               $(22)     $(87)      $  1      $(127)


Income Taxes

      The provisions for income taxes for the 1995 third quarter and nine-month period are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible expenses. The provisions for income taxes for the 1994 third quarter and nine-month period were based on the actual effective tax rate for the periods, and include the effects of nondeductible expenses related to the employee investment transaction and recapitalization. Deferred tax assets are recognized based upon UAL's history of operating earnings and expectations for future taxable income.

Accounting Change

      UAL adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. The effect of adopting SFAS No. 112 was a cumulative charge for recognition of the transition liability of $42 million, before tax benefits of $16 million.

Per Share Amounts

      In April 1995, UAL issued convertible subordinated debentures in exchange for Series A preferred stock (See Preferred Stock Transactions). As a result of the exchange, UAL recorded a non-cash increase of $45 million in additional capital invested representing the excess of the carrying value of the preferred stock exchanged over the fair value of the new debentures. In May 1995, UAL repurchased 420 shares of its Series B preferred stock, resulting in a $1.9 million decrease in equity (See Preferred Stock Transactions). These transactions had no effect on earnings; however, their net impact on UAL's equity is included in the computation of earnings per share. The impact on earnings per share for the nine months ended September 30, 1995 was as follows:


Per share, primary:
      Net earnings before preferred
        stock transactions                        $23.09
      Preferred stock transactions                  2.80
                                                  $25.89

Per share, fully-diluted:
      Net earnings before preferred
        stock transactions                        $21.36
      Preferred stock transactions                  2.46
                                                  $23.82


      Per share amounts were calculated after providing for dividends on preferred stock of $13 million in the 1995 third quarter, $20 million in the 1994 third quarter, $42 million in the 1995 nine-month period and $39 million in the 1994 nine-month period.

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

      Under operating agreements with Galileo, United purchases computer reservation services from Galileo and provides marketing, sales and communication services to Galileo. Revenues derived from the sale of services to Galileo amounted to approximately $59 million in the 1995 third quarter, $60 million in the 1994 third quarter, $183 million in the 1995 nine-month period and $178 million in the 1994 nine-month period. The cost to United of services purchased from Galileo amounted to approximately $28 million in the 1995 third quarter, $24 million in the 1994 third quarter, $80 million in the 1995 nine-month period and $70 million in the 1994 nine-month period.

Short-term Borrowings

      In the second quarter of 1995, United repaid all $269 million of its outstanding short-term borrowings. United has the ability to borrow up to $270 million under this short-term facility, which was recently extended through February 1996.

Prepayment of Obligations

      In September 1995, United retired $91 million of outstanding Japanese yen-denominated deferred purchase certificates. The remaining balance of these certificates, amounting to $104 million, will be retired in the fourth quarter. The certificates were scheduled for repayment periodically through 1998. In connection with the obligations referred to above, United had entered into a foreign currency swap contract, which was designated as a hedge, to reduce exposure to currency fluctuations. The portion of this swap contract related to the debt retired in September was terminated at the same time as the obligations. Similarly, the portion of the swap contract related to the remaining debt balance will be terminated in the fourth quarter. The retirement has thus far resulted, and is expected to result in the aggregate, in an insignificant loss.

      In September 1995, United also terminated related operating leases for 15 aircraft, by exercising its right to acquire the aircraft. Operating property and equipment increased $200 million as a result of the acquisition of these aircraft. In the fourth quarter, United will terminate operating leases for an additional 24 aircraft, acquiring the aircraft and increasing operating property and equipment by approximately $200 million. Termination of these leases will reduce future minimum lease payments, as reported at December 31, 1994, by $130 million in each of 1996 and 1997 and by $166 million in 1998.

      In addition to scheduled principal payments, repurchases of preferred stock (See Preferred Stock Transactions) and the deferred purchase certificate retirement, United repaid $150 million in principal amount of debentures and $223 million in principal amount of secured notes in the first nine months of 1995, resulting in an insignificant loss.

      In October 1995, United repaid prior to maturity an additional $19 million in principal amount of debentures.

Shelf Registration Statement

      In May 1995, United issued $246 million of pass through certificates under an effective shelf registration statement UAL and United have on file with the Securities and Exchange Commission. The pass through certificates were issued to finance or refinance certain aircraft under operating leases. At September 30, 1995, up to $789 million of securities could be issued under the shelf registration statement, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. UAL's ability to issue equity securities is limited by its certificate of incorporation, which was restated in connection with the recapitalization.

Preferred Stock Transactions

      In April 1995, UAL issued $600 million in principal amount of 6 3/8% convertible subordinated debentures due 2025 in exchange for all outstanding shares of its Series A convertible preferred stock. As a result of the difference between the carrying value of the preferred stock exchanged and the fair value of the new debentures, the exchange resulted in a net decrease in additional capital invested of only $546 million. The debentures are convertible into a combination of $541.90 in cash and approximately 3.192 shares of UAL common stock (equivalent to a conversion price of $143.50 per share of common stock) for each $1,000 in principal amount. The debentures are redeemable at any time on or after May 1, 1996, at UAL's option, initially at a redemption price of 104.375% of the principal amount, declining ratably to 100% of the principal amount over seven years. UAL may only exercise this option if the market value of its common stock exceeds 120% of the conversion price of the debentures for at least 20 of 30 consecutive trading days prior to the notice of redemption, subject to certain conditions. Additionally, UAL has the right to defer the payment of interest on the debentures for up to 20 consecutive quarters. In August 1995, a holder converted $3 million in principal amount of debentures.

      In May 1995, UAL repurchased 420,000 depositary shares, representing 420 shares of its Series B 12 1/4% preferred stock, at an aggregate cost of $12 million to be held in treasury. In addition, in October and November 1995, UAL repurchased 1,550,609 depositary shares at an aggregate cost of $47 million to be held in treasury.

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

      At September 30, 1995, commitments for the purchase of property and equipment, principally aircraft, approximated $3.8 billion, after deducting advance payments. An estimated $0.3 billion will be spent during the remainder of 1995, $1.5 billion in 1996, $1.3 billion in 1997, $0.5 billion in 1998 and $0.2 billion in 1999 and thereafter. The major commitments are for the purchase of 27 B777 aircraft (11 of which, beginning in 1997, are longer-range "B" market versions), two B747 aircraft and four B757 aircraft. The B777s are scheduled to be delivered through 1999 and the B747s and B757s are expected to be delivered in 1996.

      In addition to aircraft orders, United has arrangements with Airbus Industrie and International Aero Engines to lease an additional 21 A320 aircraft, which are scheduled for delivery through 1998. At September 30, 1995, United also had options for an additional 144 B737 aircraft, 31 B757 aircraft, 34 B777 aircraft, 43 B747 aircraft, 6 B767 aircraft and 47 A320 aircraft. These option amounts have been reduced to reflect the recent confirmation of two B747 options, the replacement of two B767 options with the B757 orders mentioned above and cancellation of certain options. Under the terms of certain of these remaining options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options it does not exercise.

Sale of Aircraft

      During the first six months of 1995, Air Wisconsin, Inc. sold ten Dash 8 aircraft and related spare parts to Mesa Airlines. The sale resulted in a pre-tax gain of $41 million. In connection with the sale, United agreed to a ten-year extension of its United Express marketing agreement with Mesa Airlines.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

      UAL's total of cash and cash equivalents and short-term investments was $1.629 billion at September 30, 1995, compared to $1.532 billion at December 31, 1994. Cash flows from operating activities amounted to $1.372 billion. Investing activities, excluding the increase in short-term investments, resulted in cash outflows of $318 million. Financing activities included principal payments under debt and capital lease obligations of $518 million and $67 million, respectively, and the repayment of $269 million of short-term borrowings. Included in the debt payments above was the retirement of $453 million of long-term debt prior to maturity.

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

      In the first nine months of 1995, United took delivery of eight A320 aircraft under operating leases. During the period, United also took delivery of seven B777 aircraft, three under capital leases and four which were initially purchased. Of the four B777 aircraft purchased, three were subsequently sold and leased back under operating leases. In addition, United acquired 15 previously leased aircraft, 9 B727s and 6 DC10s, upon termination of operating leases. Property additions, including aircraft and spare parts, amounted to $742 million.
 Property dispositions, including the sale and leaseback of the three B777s and the sale of Dash 8 aircraft by Air Wisconsin, Inc., resulted in proceeds of $446 million.

      In the fourth quarter of 1995, United will retire prior to maturity the remaining balance, $104 million, of Japanese yen-denominated debt and terminate related operating leases for 24 aircraft by acquiring the aircraft from the lessor. UAL may from time to time purchase on the open market in privately negotiated purchases or otherwise debentures or preferred stock as part of its efforts to reduce its obligations and improve its balance sheet.

      At September 30, 1995, commitments for the purchase of property and equipment, principally aircraft, approximated $3.8 billion, after deducting advance payments. An estimated $0.3 billion will be spent during the remainder of 1995, $1.5 billion in 1996, $1.3 billion in 1997, $0.5 billion in 1998 and $0.2 billion in 1999 and thereafter. The major commitments are for the purchase of 27 B777 aircraft (11 of which, beginning in 1997, are longer-range "B" market versions), two B747 aircraft and four B757 aircraft. The B777s are scheduled to be delivered through 1999 and the B747s and B757s are expected to be delivered in 1996.

      In addition to aircraft orders, United has arrangements with Airbus Industrie and International Aero Engines to lease 21 A320 aircraft, which are scheduled for delivery through 1998. At September 30, 1995, United also had options for an additional 144 B737 aircraft, 31 B757 aircraft, 34 B777 aircraft, 43 B747 aircraft, 6 B767 aircraft and 47 A320 aircraft. Under the terms of certain of these options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options it does not exercise. Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, irrevocable external financing arrangements or other external sources.

      In April 1995, United announced that, under a revised fleet plan, it would use most of the new aircraft to be delivered through 1997 to replace older aircraft in its fleet. As a result, the number of aircraft in United's operating fleet is expected to increase by 19 during that time, compared to an increase of 48 aircraft called for by United's previous fleet plan. In October 1995, certain employees of the Boeing Company ("Boeing") began a labor strike, which will affect Boeing's ability to deliver as scheduled certain new aircraft which United has on order. Specifically, three B777 aircraft which were scheduled for delivery in the fourth quarter of 1995 are now expected to be delivered in 1996. United expects to make schedule adjustments to minimize the effects of the strike on its operations; however, continuation of the strike may impact planned growth in capacity for 1996.

      In May 1995, United issued $246 million of pass through certificates under an effective shelf registration statement UAL and United have on file with the Securities and Exchange Commission. The pass through certificates were issued to finance or refinance certain aircraft under operating leases. At September 30, 1995, up to $789 million of securities could be issued under the shelf registration statement, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. UAL's ability to issue equity securities is limited by its certificate of incorporation, which was restated in connection with the recapitalization.

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

      In October 1995, UAL announced that it is conducting an evaluation of USAir Group, Inc. ("USAir") to determine whether it should submit a proposal to acquire USAir's business and operations. UAL expects to make a decision during the fourth quarter as to whether it will submit an offer. There can be no assurance that UAL will submit any proposal to USAir or, if submitted, as to the terms and conditions of any such proposal, or that any transaction will be consummated. Such an acquisition of USAir's business could have a significant impact on UAL's financial position, results of operations and liquidity. Immediately following this announcement, Standard and Poor's placed UAL and United securities on CreditWatch with negative implications.


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

      United generates revenues and incurs expenses in numerous foreign currencies. These expenses include reservation and ticket office services, customer service, aircraft maintenance, catering, commissions, aircraft leases and personnel costs. Changes in foreign currency exchange rates impact operating income through changes in foreign currency-denominated operating revenues and expenses. Despite the adverse (favorable) effects a strengthening (weakening) foreign currency will have on U.S. originating traffic, a strengthening (weakening) of foreign currencies tends to increase (decrease) reported revenue and operating income because United's foreign currency-denominated operating revenue generally exceeds its foreign currency-denominated operating expense for each currency. United's biggest net exposures are for Japanese yen and Australian dollars. During the first nine months of 1995, yen-denominated operating revenue net of yen-denominated operating expense was approximately 26.4 billion yen (approximately $296 million), and Australian dollar-denominated operating revenue net of Australian dollar-denominated operating expense was approximately 134 million Australian dollars (approximately $99 million).

      Other non-operating income (expense) is also affected as a result of transaction gains and losses resulting from rate fluctuation. The foreign exchange gains and losses recorded by United result from the impact of exchange rate changes on foreign currency denominated assets and liabilities. To the extent yen-denominated liability balances are predictable, United attempts to minimize transaction gains and losses by investing in yen-denominated time deposits to offset the impact of rate changes. In addition, United entered into a foreign currency swap contract in 1994 to reduce exposure to currency fluctuations in connection with other long-term yen-denominated obligations. Where no significant liability exists to offset, United mitigates its exposure to foreign exchange rate fluctuations by converting excess local currencies generated to U.S. dollars. At September 30, 1995, yen-denominated assets in excess of yen-denominated liabilities were used to hedge certain operating lease obligations.

      United expects that it will continue to be affected by the above mentioned factors, but cannot predict how foreign currency exchange rates will move in the future.

      The Omnibus Budget Reconciliation Act of 1993 signed into law on August 10, 1993, imposes a 4.3 cent per gallon tax on commercial aviation jet fuel purchased for use in domestic operations. This new fuel tax became effective October 1, 1995. Based on United's 1994 domestic fuel consumption of 1.7 billion gallons, the new fuel tax is expected to increase United's operating expenses by approximately $75 million annually.

      In the first quarter of 1995, United implemented a new travel agency commission payment plan that offers a maximum of $50 for round-trip domestic tickets and a maximum of $25 for one-way domestic tickets. The new commission plan resulted in a reduction of approximately $60 million in United's commission expense for the first nine months of 1995 and United estimates the reduction of commission expense to be between $20 million and $30 million per quarter on an on-going basis. Litigation challenging this payment plan has been filed against United and other airlines who adopted similar payment plans. In the third quarter of 1995, the defendant airlines' motion for summary judgment was denied, as was the plaintiff travel agencies' motion for preliminary injunction. (See Part II, Item 1. Legal Proceedings)

Summary of Results and Impact of Recapitalization

      UAL's earnings from operations were $807 million in the first nine months of 1995, compared to operating earnings of $443 million in the first nine months of 1994. UAL's net earnings in the 1995 nine-month period were $397 million ($25.89 per share, primary; $23.82 per share, fully diluted), compared to net earnings of $40 million in the same period of 1994 ($0.03 per share). The 1994 earnings include a $26 million after tax charge for the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which UAL adopted effective January 1, 1994.

      In the third quarter of 1995, UAL's earnings from operations were $467 million, compared to $312 million in the third quarter of 1994. UAL's net earnings in the third quarter of 1995 were $243 million ($14.06 per share, primary; $12.87 per share, fully diluted), compared to net earnings of $82 million in the third quarter of 1994 ($4.24 per share, primary; $4.21 per share, fully diluted).

      The per share amounts for the 1995 nine-month period above include the effects on equity of the exchange of convertible debentures for Series A convertible preferred stock, which had the effect of increasing additional capital invested by $45 million, and the repurchase of Series B preferred stock, which decreased equity by $2 million. See "Per Share Amounts" in the notes to consolidated financial statements. Excluding the preferred stock transactions, UAL's earnings per share were $23.09, primary, and $21.36, fully diluted, for the 1995 nine-month period.

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

      Management believes that a more complete understanding of UAL's results can be gained by viewing them on a pro forma, "fully distributed" basis. This approach considers all ESOP shares which will ultimately be distributed to employees throughout the ESOP (rather than just the shares committed to be released) to be immediately outstanding and thus fully distributed. Consistent with this method, the ESOP compensation expense is excluded from fully distributed net earnings and ESOP convertible preferred stock dividends are not deducted from earnings attributable to common stockholders. On a fully distributed basis, UAL's net earnings for the 1995 third quarter would have been $334 million compared to $243 million as reported under generally accepted accounting principles. On a fully distributed basis, UAL's net earnings for the 1995 nine-month period would have been $607 million compared to $397 million as reported under generally accepted accounting principles. Per share amounts would be as follows:

                       Three Months Ended         Nine Months Ended
                       September 30, 1995         September 30, 1995
                        GAAP       Fully          GAAP        Fully
                      (Primary)  Distributed    (Primary)  Distributed
Earnings before
  preferred stock
  transactions        $ 14.06    $ 10.11        $ 23.09    $ 18.23
Preferred stock
  transactions             -          -            2.80       1.32
                      $ 14.06    $ 10.11        $ 25.89    $ 19.55


      Specific factors affecting UAL's consolidated operations for the third quarter and first nine months of 1995 are described below.

Third Quarter 1995 Compared with Third Quarter 1994.

      Operating revenues increased $313 million (8%). United's revenue per available seat mile increased 4% to 9.79 cents. Passenger revenues increased $294 million (9%) due to an 8% increase in yield to 11.87 cents and a 1% increase in revenue passenger miles. Pacific revenue passenger miles increased 5% and Latin America increased 1%. Atlantic revenue passenger miles decreased 5% and Domestic was relatively unchanged. Available seat miles increased 4% systemwide, as increases of 7% and 6% on Pacific and Domestic routes, respectively, were partially offset by a 6% decrease in the Atlantic. Latin American available seat miles were unchanged. The system passenger load factor decreased 2.9 points to 73.7%.

      Cargo revenues increased $28 million (17%), as both freight and mail revenues increased due to higher cargo volumes. Other operating revenues decreased $9 million (4%) due mainly to lower fuel sales.

      Operating expenses increased $158 million (5%); however, United's cost per available seat mile increased only slightly, from 8.66 cents to
8.67 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have increased from 8.32 cents to 8.34 cents. ESOP compensation expense increased $51 million (58%), reflecting the increase in the estimated average fair value of ESOP stock committed to be released to employees, and a shorter expense period in 1994, as the employee investment transaction took place on July 12, 1994. Landing fees and other rent increased $50 million (30%) due to increased facilities rent, particularly due to new facilities at Denver International Airport. Purchased services increased $33 million (14%) due principally to volume-related increases in computer reservations fees and credit card discounts. Aircraft rent increased $27 million (12%) as a result of new aircraft acquired on operating leases. Personnel expenses increased $14 million (23%), reflecting increased layover costs incurred principally in support of international operations. Aircraft fuel expense increased $10 million (2%) due to a 4% increase in consumption, partially offset by a 2% decrease in the average price per gallon of fuel to 58.3 cents.
      Salaries and related costs decreased $23 million (2%) primarily due to $48 million of one-time ESOP related costs recorded in 1994, partially offset by higher average wage rates for employee groups not participating in the ESOPs and increased staffing in certain customer-oriented positions. Aircraft maintenance decreased $2 million (2%) due principally to the timing of maintenance cycles. Other operating expenses decreased $25 million (8%) due mainly to lower costs of fuel sales.

      Other expense amounted to $73 million in the third quarter of 1995 compared to $150 million in the third quarter of 1994. Interest income increased $6 million (29%) due to higher average interest rates on investments. Equity in earnings of affiliates increased $8 million due primarily to higher Galileo earnings resulting from increased booking revenues. Included in "Miscellaneous, net" in the 1995 third quarter was a $5 million gain on the disposition of a B747 aircraft. Included in the 1994 third quarter was a charge of $80 million for costs incurred in connection with the employee investment transaction. In addition, the 1995 third quarter included foreign exchange losses of $16 million, while foreign exchange gains in the 1994 third quarter were insignificant.

Nine Months 1995 Compared with Nine Months 1994.

      Operating revenues increased $765 million (7%). Revenue per available seat mile increased 3% to 9.45 cents. Passenger revenues increased $733 million (8%) due principally to a 4% increase in revenue passenger miles and a 4% increase in yield to 11.81 cents. Domestic, Pacific and Latin American revenue passenger miles increased 5%, 6% and 1%, respectively. Atlantic revenue passenger miles decreased 4%. Available seat miles increased 5% systemwide, as increases of 11% and 4% on Pacific and Domestic routes, respectively, were partially offset by a 5% decrease in the Atlantic. As a result, United's system passenger load factor decreased 0.4 points to 71.0%.

      Cargo revenues increased $56 million (11%), as both freight and mail revenues increased due to higher cargo volumes. Other operating revenues decreased $24 million (3%) due primarily to a decrease in fuel sales.

      Operating expenses increased $401 million (4%); however, United's cost per available seat mile decreased from 8.81 cents to 8.77 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's 1995 nine month cost per available seat mile would have been 8.49 cents, a decrease of 2% from 8.69 cents in 1994. ESOP compensation expense increased $248 million, reflecting primarily a shorter expense period in 1994, as the employee investment transaction took place on July 12, 1994. Landing fees and other rent increased $131 million (28%) due to increased facilities rent, primarily due to new facilities at Denver, and increased landing fees as the number of systemwide departures increased 9%. Aircraft rent increased $81 million (12%) as a result of new A320 and B777 aircraft on operating leases. Purchased services increased $84 million (12%) due principally to volume-related increases in computer reservations fees and credit card discounts. Aircraft fuel expense increased $51 million (4%) as fuel consumption increased 5% and the average price per gallon of fuel remained relatively unchanged at 58.0 cents. Food services increased $45 million (13%) due to the new catering arrangements resulting from the 1994 sale of flight kitchens and increased passenger volumes.

      Salaries and related costs decreased $182 million (5%) primarily due to savings resulting from wage and benefit concessions made by employees participating in the ESOPs, partially offset by higher average wage rates for other employee groups and increased staffing in certain customer-oriented positions. Aircraft maintenance decreased $27 million (8%) due principally to the removal of certain older aircraft from United's operating fleet and the timing of maintenance cycles. Depreciation and amortization expense decreased $20 million (4%), as certain assets, principally B727 aircraft, are now fully depreciated. Other operating expenses decreased $65 million (7%) due mainly to lower fuel sales.

      Other expense amounted to $156 million in the first nine months of 1995 compared to $282 million in the same period of 1994. Interest expense increased $36 million (13%) due primarily to interest on the debentures issued in connection with the recapitalization and the convertible debentures issued in exchange for the Series A preferred stock. Included in "Miscellaneous, net" in the 1995 nine-month period was a $41 million gain on the disposition of ten Dash 8 aircraft and spare parts owned by Air Wisconsin, Inc. Included in the 1994 nine-month period was a charge of $121 million for costs incurred in connection with the employee investment transaction. In addition, the 1995 and 1994 periods included foreign exchange gains (losses) of $(14) million and $9 million, respectively.

      The income tax provision for the first nine months of 1994 was significantly impacted by the nondeductibility of certain recapitalization costs.

                              Part II
                         Other Information


Item 1.  Legal Proceedings.

     Travel Agency Commission Litigation - On February 13, 1995 and dates thereafter United Air Lines, Inc. and six other airlines were sued in various courts around the nation by travel agents and ASTA claiming as a class action that the carriers acted collusively in violation of federal antitrust laws when they imposed a cap on ticket sales commissions payable to travel agencies by the carriers. As a result of an order by the multi-district panel, the suits are now consolidated before the federal courts in Minneapolis. The court, on August 23, 1995, denied the plaintiffs' motion for preliminary injunction as well as the defendants' motion for summary judgment. The airlines filed an interlocutory appeal on the denial for summary judgment, which was also denied. As relief, the plaintiffs seek an order declaring the carriers' commission cap action to be illegal and the recovery of damages (trebled) to the agencies resulting from that action.

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

     Fry v. UAL - This stockholder action, filed in February 1990 in U.S. District Court for the Northern District of Illinois, Eastern Division, alleges violation by UAL of the anti-fraud provisions of the federal securities laws and common law fraud because of UAL's alleged failure to provide proper notice to stockholders about the manner and timing of the distribution of the proceeds of sales of non-airline businesses resulting from the breakup of Allegis. On August 11, 1995, upon UAL's motion for summary judgment, the court dismissed the complaint. The plaintiff has filed a notice of appeal to the Seventh Circuit.

     Mileage Plus Class Actions - On December 10, 1993, January 18, 1994, November 3, 1994 and February 9, 1995 class actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of members of the Mileage Plus Program. The actions, as amended, claimed that various changes instituted by United in the Mileage Plus Program breached United's contracts with its program members. On October 13, 1995, the court granted United's motion to dismiss the cases with prejudice.

Item 5.  Other Information.

On October 2, 1995, UAL Corporation announced that it is conducting an evaluation of USAir to determine whether it should submit a proposal to acquire USAir's business and operations. There can be no assurance that UAL Corporation will submit any proposal to USAir, or, if submitted, as to the terms and conditions of any such proposal, or that any transaction will be consummated. UAL expects to make a decision during the fourth quarter as to whether it will submit an offer.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit 10.1 - Second Amendment to UAL Corporation
         Employee Stock Ownership Plan, dated as of August 17,
         1995 and effective as of July 12, 1994.

         Exhibit 10.2 - Second Amendment to UAL Corporation
         Supplemental ESOP, dated as of August 17, 1995 and effective as of July 12, 1994.

         Exhibit 11 - Calculation of fully diluted net earnings per share.

         Exhibit 12.1 - Computation of Ratio of
         Earnings to Fixed Charges.

         Exhibit 12.2 - Computation of Ratio of
         Earnings to Fixed Charges and Preferred Stock
         Dividend Requirements.

         Exhibit 27 - Financial Data Schedule.

     (b) Form 8-K dated October 2, 1995 to report a press release issued regarding USAir.


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


                                   UAL CORPORATION


                                   By:  /s/ Gerald Greenwald
                                        Gerald Greenwald
                                        Chairman and Chief
                                        Executive Officer


                                   By:  /s/ Douglas A. Hacker
                                        Douglas A. Hacker
                                        Senior Vice President-Finance
                                        (Principal Financial and
                                        Accounting Officer)


Dated:  November 9, 1995



                           Exhibit Index


Exhibit No.                    Description

10.1      Second Amendment to UAL Corporation Employee Stock
          Ownership Plan, dated as of August 17, 1995 and effective as of July 12, 1994.

10.2 Second Amendment to UAL Corporation Supplemental ESOP, dated as of August 17, 1995 and effective as of July
          12, 1994.

11        Calculation of fully diluted net earnings per share.

12.1      Computation of Ratio of Earnings to Fixed Charges.

12.2      Computation of Ratio of Earnings to Fixed
          Charges and Preferred Stock Dividend Requirements.

27        Financial Data Schedule.