Form 10-K405
period 1995-12-31
UAL CORP /DE/
filed 1996-03-08
CIK 100517

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                              FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended December 31, 1995 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                to

Commission File No. 1-6033
                        UAL CORPORATION
       (Exact name of registrant as specified in its charter)

            Delaware                       36-2675207
(State or other jurisdiction of           (IRS Employer
incorporation or organization)          Identification No.)

Location: 1200 East Algonquin Road, Elk Grove Township, Illinois     60007
Mailing Address: P. O. Box 66919, Chicago, Illinois                  60666
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code         (847) 952-4000

Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                  ON WHICH REGISTERED

     Common Stock, $.01 par value            New York, Chicago and
                                               Pacific Stock Exchanges

     Preferred Stock Purchase Rights         New York, Chicago and
                                               Pacific Stock Exchanges

     Depositary Shares each representing
     1/1,000 of a share of Series B
     Preferred Stock, without par value      New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of common stock outstanding as of March 1, 1996 was 12,625,189. The aggregate market value of voting stock held by non-affiliates of the Registrant was $2,295,115,654 as of March 1, 1996.

                 Documents Incorporated by Reference

Part II of this Form 10-K incorporates by reference certain information from the Registrant's Annual Report to Stockholders for the year ended December 31, 1995. Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 24, 1996.

                               PART I

ITEM 1.  BUSINESS.

     UAL Corporation ("UAL" or the "Company") was incorporated under the laws of the State of Delaware on December 30, 1968. The world headquarters of the Company are located at 1200 East Algonquin Road, Elk Grove Township, Illinois 60007. The Company's mailing address is P.O. Box 66919, Chicago, Illinois 60666. The telephone number for the Company is (847) 952-4000.

     The Company is a holding company and its principal subsidiary is United Air Lines, Inc., a Delaware corporation ("United"), which is wholly-owned. United accounted for virtually all of the Company's revenues and expenses in 1995. United is a major commercial air transportation company.

     UAL is the world's largest majority employee-owned company. A recapitalization that occurred in July 1994 (the "Recapitalization") provided an approximately 55% equity and voting interest in UAL common stock to United employees who are members of the Air Line Pilots Association, International, the International Association of Machinists and Aerospace Workers and U.S. non-union management and salaried employees through an employee stock ownership plan ("ESOP"). In addition, separate from this U.S.-based ESOP, the Company has also established employee stock programs covering most of United's employees in Argentina, Australia, Canada, France, Germany, Hong Kong, Japan, Mexico, Netherlands, New Zealand, Philippines, Singapore, Switzerland, Taiwan and the United Kingdom. As of March 1, 1996, approximately 14,500 shares of UAL common stock have been allocated to such plans. Subject to the requirements of local law, the Company intends to implement similar programs for employees located in the remaining foreign countries.

Airline Operations

     United has been engaged in the air transportation of persons, property and mail since 1934, and certain of its predecessors began operations as early as 1926. United is the world's largest airline as measured by revenue passenger miles flown. At the end of 1995, United served 144 airports in the United States and 30 foreign countries and three territories. During 1995, United averaged 2,172 departures daily, flew a total of 112 billion revenue passenger miles, and carried an average of 215,521 passengers per day.

     United provides its domestic and international service principally through a system of hub airports at major cities. Each hub provides United flights to a network of spoke destinations as well as flights to the other United hubs. This arrangement permits travelers to fly from point of origin to more destinations without changing carriers. United has a global network of hubs primarily designed to fly travelers between North America and the Pacific, Latin America and Europe. North American hubs include Chicago, Denver, Washington, D.C., San Francisco and Los Angeles. United also operates a major hub operation at Tokyo, allowing United to participate in intra-Pacific traffic. Latin America services are operated from Miami, New York City and Los Angeles gateways, of which the Miami and New York City gateways account for over 75% of the traffic to South America. European service was initiated in 1991 and is provided to London, Paris, Amsterdam, Milan, Brussels, Zurich and Frankfurt from several of United's U.S. hubs.

     In December 1995, United became a truly global carrier with the start up of around the world service, operating New York - London - New Delhi - Hong Kong - Los Angeles - New York, in both directions.

     During the last several years, United has strengthened the revenue generating capability of its hub airports by: (1) adding new spokes (routes to new cities); (2) adding frequencies on previously operated route segments; and (3) entering into marketing agreements with smaller U.S. air carriers which serve less populated destinations, and with foreign carriers which serve destinations that United could not serve itself for economic or regulatory reasons.

     Under the United Express program, six independent regional carriers, utilizing mainly turboprop equipment, feed United hubs and international gateways. Currently, the carriers in the United Express program provide seamless service on United to 195 cities where true on-line United service is not commercially viable. Also, North American traffic is served by code-sharing agreements United has with five independent air carriers.

     Since October 1994, United has operated a new service, "Shuttle by United", designed to compete with low cost carriers on routes under 750 miles. As of February 1996, Shuttle by United was operating daily 366 flights on 14 routes between 12 West Coast cities. Shuttle by United is strategically important to United in domestic, transcontinental, Latin American and Pacific markets by providing critical feed traffic and market presence on the West Coast.

     Alliances with other international carriers have allowed United to participate in markets that it is unable to serve on-line for commercial or governmental reasons. Through joint frequent flyer participation, code sharing of operations, and enhanced customer service coordination, the alliance carriers' goal is to provide each of their customers a seamless global travel network. United's principal global alliance partner is Germany's flag carrier, Lufthansa. Through Lufthansa, United has dramatically increased its trans-Atlantic operations to Europe and beyond, including Eastern Europe and the former Soviet Union. With the U.S. and Germany having initialed a new "open skies" civil aviation agreement to liberalize air travel between the two countries, United and Lufthansa filed an application with the U.S. Department of Transportation on February 29, 1996 seeking antitrust immunity to expand and enhance their existing alliance.

     Other major alliance partners include Ansett, Air Canada, British Midland and Aloha. After the U.S. and Thailand entered into a new bilateral agreement, United and Thai Airways International began planning for the implementation of the code-sharing provisions of their comprehensive marketing arrangement, which will be subject to U.S. Department of Transportation approval. Also, United has entered into a similar comprehensive marketing arrangement with SAS which will be implemented in 1996.

     Pacific. Asian traffic is currently served from six U.S. cities via United's Tokyo hub to Beijing, Shanghai, Seoul, Hong Kong, Bangkok and Singapore. In addition, United provides nonstop flights from San Francisco to Hong Kong, Osaka, Seoul and Taipei; from Honolulu and Guam to Osaka; and from Los Angeles to Hong Kong and Osaka. South Pacific traffic to Sydney is served from Los Angeles and San Francisco, while traffic to Auckland and Melbourne is served from Los Angeles. In addition, United expects to expand its international service at Los Angeles on May 1, 1996 with a second daily nonstop flight to Tokyo. United also has a comprehensive code-sharing agreement with Ansett which operates in both Australia and New Zealand.

     United holds significant traffic rights "beyond" Japan and as capacity at Japan's two major airports, Narita and Kansai, increases, United hopes to add service from Japan to Kuala Lumpur, Ho Chi Minh City, Jakarta and other Asian points. United has increased its focus on the fast growing South China area with new service from Hong Kong to New Delhi and increased service to San Francisco. Based on reports filed with the Department of Transportation, in 1995, United was the leading U.S. carrier in the Pacific in revenue passenger miles and available seat miles. During 1995, United's Pacific Division accounted for 22% of United's revenues.

     Latin America. Service between the U.S. and Latin America is provided by flights to twelve Latin American cities in ten countries from a number of cities in the U.S. Eight Latin American cities are served nonstop from Miami (with the introduction of service to Lima, Peru and Belo Horizonte, Brazil in 1995 and the termination of service to Central America, other than Mexico City), three nonstop from Los Angeles, and three from New York-Kennedy. United also has code-sharing agreements with one independent air carrier in this region.

     Europe. Service between the U.S. and Europe is provided by: flights from six U.S. cities to London (including Chicago which was started on September 7, 1995) with connecting service at London to Amsterdam, New Delhi and Brussels; flights from three U.S. cities to Paris; nonstop service from Washington Dulles to Amsterdam, Brussels, Frankfurt, Milan and Zurich (service to Rome and Madrid was discontinued in September 1995 and January 1996, respectively); and nonstop service from Chicago to Frankfurt. In addition, United expects to commence daily nonstop service on June 6, 1996 to Dusseldorf, Germany from Chicago. This will serve to further strengthen United's route system and alliance with Lufthansa, which will code share on the Chicago - Dusseldorf flight. European and Middle Eastern traffic is also served by United's code-sharing agreements with three independent air carriers, including Lufthansa, which will increase to four with the implementation of United's comprehensive marketing arrangement with SAS.

     Operating revenues attributed to United's foreign operations were approximately $5.3 billion in 1995, $4.9 billion in 1994 and $4.5 billion in 1993.


Selected Operating Statistics

     The following table sets forth certain selected operating data for United:

                                    Year Ended December 31
                                    ----------------------
                             1995     1994     1993     1992     1991
                             ----     ----     ----     ----     ----
Revenue Aircraft Miles
   (millions) (a)             817      776      756      695      635
Revenue Aircraft
   Departures             780,864  731,284  746,665  721,504  691,402
Available Seat Miles
   (millions) (b)         158,569  152,193  150,728  137,491  124,100
Revenue Passenger Miles
   (millions) (c)         111,811  108,299  101,258   92,690   82,290
Revenue Passengers
   (thousands)             78,808   74,241   69,814   66,692   62,003
Average Passenger Journey
   (miles)                  1,419    1,459    1,450    1,390    1,327
Average Flight Length
   (miles)                  1,046    1,062    1,013      964      918
Passenger Load Factor (d)    70.5%    71.2%    67.2%    67.4%    66.3%
Break-even Load Factor (e)   66.1%    68.2%    65.5%    70.6%    69.7%
Average Yield Per Revenue
   Passenger Mile
   (in cents) (f)            11.8     11.3     11.6     11.3     11.5
Cost Per Available Seat
   Mile Excluding ESOP
   Charges (in cents) (g)    8.55     8.64       --       --       --
Cost Per Available Seat
   Mile (in cents) (h)        8.9      8.8       8.5      8.9      9.0
Average Fare Per Revenue
   Passenger              $167.84  $165.61  $169.00  $157.17  $153.17
Average Daily Utilization
   of each Aircraft
   (hours:minutes) (i)       8:42     8:28     8:30     8:19     8:13

(a) "Revenue aircraft miles" means the number of miles flown in revenue producing service.
(b) "Available seat miles" represents the number of seats available for passengers multiplied by the number of miles those seats are flown.
(c) "Revenue passenger miles" represents the number of miles flown by revenue passengers.
(d) "Passenger load factor" represents revenue passenger miles divided by available seat miles.
(e) "Break-even load factor" represents the number of revenue passenger miles at which operating earnings would have been zero (based on the actual average yield) divided by available seat miles.
(f) "Average yield per revenue passenger mile" represents the average revenue received for each mile a revenue passenger is carried.
(g) "Cost per available seat mile excluding ESOP charges" represents operating expenses less ESOP compensation expense and one-time expenses relating to the recapitalization (1994 only) divided by available seat miles.
(h) "Cost per available seat mile" represents operating expenses divided by available seat miles.
(i) "Average daily utilization of each aircraft" means the average air hours flown in service per day per aircraft for the total fleet of aircraft.

Industry Conditions

     Seasonal and Other Factors. The Company's results of operations for interim periods are not necessarily indicative of those for an entire year, because the air travel business is subject to seasonal fluctuations. United's first and fourth quarter results normally are affected by reduced travel demand in the fall and winter, and United's operations are often affected adversely by winter weather. In the past, these fluctuations have generally resulted in better operating results for United and, thus, the Company, in the second and third quarters.

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

     Competition and Fares. The airline industry is highly competitive. In domestic markets, new and existing carriers are free to initiate service on any route. United faces competition from other carriers on virtually every route it serves. In United's domestic markets, these competitors include all of the other major U.S. airlines as well as smaller carriers, some of which have lower cost structures than United. United's response to these lower cost structures has been the consummation of the Recapitalization which allowed United to lower its labor costs and to introduce Shuttle by United, a short-haul, high frequency operation.

     United's marketing strategy is driven by four principal competitive factors: schedule convenience, overall customer service, frequent flyer programs and price. United seeks to attract travelers through convenient scheduling, high quality service, frequent flyer programs designed to reward customer loyalty and competitive pricing.

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

     In its international service, United competes not only with U.S. carriers but also with national flag carriers of foreign countries, which in certain instances enjoy forms of governmental support which are not available to U.S. carriers. Competition on certain international routes is subject to varying degrees of governmental regulations (see "Government Regulation").

     United has advantages over foreign air carriers in its ability to generate U.S.-origin-destination traffic from its integrated domestic route systems, and because foreign carriers are prohibited by law from carrying local passengers between two points in the United States. On the other hand, U.S. carriers in many cases are constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments. To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements which allow the carriers to provide feed to each other's flights. (See "Airline Operations").

     Airport Access. United's operations at its principal domestic hub, Chicago-O'Hare International Airport ("O'Hare"), as well as at three other airports, JFK International ("Kennedy"), New York LaGuardia ("LaGuardia"), and Washington National ("National"), are limited by the "high density traffic rule" administered by the Federal Aviation Administration ("FAA"). Under this rule, take-off and landing rights ("slots") required for the conduct of domestic flight operations may be bought, sold or traded. As of December 31, 1995, United held 756 domestic air carrier slots at O'Hare, 34 at National, 63 at LaGuardia, and 11 at Kennedy. United also holds ten commuter slots at O'Hare. In addition, Air Wisconsin, Inc., an indirect wholly-owned subsidiary of UAL, held or owned the beneficial interest in 38 air carrier slots and 118 commuter slots at O'Hare which are either operated by United or leased to United Express carriers serving O'Hare. Under the high density rule, carriers are required to relinquish slots to the FAA for reallocation if they fail to meet certain minimum use standards.

     Slots for international services at O'Hare are allocated by the FAA seasonally to both U.S. and foreign carriers based upon the carriers' historic operations and requests for additional capacity. The FAA holds a certain number of slots in reserve for this purpose. Current FAA regulations provide that carriers holding 100 or more domestic slots at O'Hare may receive slots from the FAA for international services only if the total number of slots allocated to that carrier does not exceed the total number allocated to that carrier as of February 23, 1990. Under this rule, United is eligible to receive 17 international slots from the FAA each season.

     Prior to October 1993, the FAA was authorized to withdraw domestic slots from carriers at O'Hare to provide slots to satisfy international requests. Congress has since capped the number of slots the FAA could withdraw for this purpose at the number of slots that had been withdrawn from a carrier as of October 31, 1993. As of that date, the FAA had withdrawn from United 33 daily slots, defined as slots which United operated three days or more per week. United continues to be subject, each season, to the withdrawal of as many as 33 daily slots.

     United currently has a sufficient number and distribution of slots it holds at airports subject to the high density rule to support its current operations, although its ability to expand could be constrained if sufficient additional slots were not available on satisfactory terms. If an alternative to the current system were to be proposed and adopted, no assurance can be given that such an alternative would preserve United's investment in slots already acquired or that slots adequate for future operations would be available.

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

     Mileage Plus Program. United established the Mileage Plus frequent flyer program to retain and develop passenger loyalty by offering awards to frequent travelers for their business. Mileage Plus members earn mileage credit for flights on United, United Express and certain other participating airlines, or by utilizing services of other program participants, including hotels, car rental companies and bank credit card issuers. United sells mileage credits to the other companies participating in the program. Mileage credits can be redeemed for free, discounted or upgraded travel on United and other participating airlines, or for other travel industry awards.

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

     Effective February 1, 1995, United increased the mileage levels for Mileage Plus domestic award travel on a prospective basis requiring 25,000 miles, instead of the previous 20,000 miles, for award tickets issued for economy class travel within the continental United States. In addition, United made certain other mileage award level changes as well as a change to a bank-account type of system to track mileage. The program also contains certain restrictive provisions including blackout dates and capacity controlled bookings, which substantially limit the use of the awards on certain flights. Awards earned after July 1989 have an expiration date three years from date earned.

     At December 31, 1995 and 1994, it was estimated that the total number of outstanding awards was approximately 6.0 million and 7.8 million, respectively. United estimated that 4.6 million and 5.8 million, respectively, of such awards could be expected to be redeemed and, accordingly, had recorded a liability amounting to $195 million and $195 million, respectively, at December 31, 1995 and 1994. The difference between the awards expected to be redeemed and the total awards outstanding is the estimate, based on historical data, of awards (1) which will never be redeemed, (2) which will be redeemed for other than free trips, or (3) which will be redeemed on Partner carriers.

     The number of awards used on United were 1.8 million, 1.9 million and 1.6 million for the years 1995, 1994 and 1993, respectively. Such awards represented 8.2%, 9.1% and 7.5% of United's total revenue passenger miles for each period, respectively. With these percentages, seat availability and restrictions on the use of free travel awards, the displacement, if any, of revenue passengers by users of Mileage Plus awards is minimal.

     Computer Reservations Systems. Travel agents account for a substantial percentage of United's sales. The use of electronic distribution systems has been a key factor in the marketing and distribution of airlines' products.

     United, through a wholly-owned subsidiary, owns 38% of Galileo International Partnership ("Galileo"), formerly known as Covia, and 77% of Apollo Travel Services Partnership ("ATS"). These two general partnerships own and market computer reservation system ("CRS") products and services. Galileo owns the Apollo and Galileo CRSs and markets CRS services worldwide through a system of national distribution companies. ATS, directly or through its wholly-owned subsidiaries, is responsible for marketing, sales and support of Apollo CRS products and services in the United States, Mexico and the Caribbean.

     Competition among CRS vendors is intense, and services similar to those offered by ATS and Galileo are marketed by several air carriers and other concerns, both in the United States and worldwide. In the European and Pacific CRS market, various consortia of foreign carriers have formed CRSs to be marketed in countries in which the owning carriers have a substantial presence.

     On February 15, 1995, United introduced a new travel agency commission payment plan that offers a maximum of $50 for any round-trip domestic ticket and a maximum of $25 for any one-way domestic ticket.

     Lawsuits have been filed challenging the reductions by United and other carriers in the commissions paid to travel agencies for ticketing of air transportation alleging, among other things, a conspiracy to restrain trade among the carriers in violation of antitrust laws. (See Item 3. Legal Proceedings. Travel Agency Commission Litigation.) United believes it has the right to make the aforementioned changes to such commissions, and will defend itself vigorously in the pending litigation.

     On August 28, 1995, United introduced its electronic ticketing service, E-Ticket [service mark], on all of its 2,000 daily domestic flights. United first introduced this electronic ticketing option in November
1994 on Shuttle by United flights. In addition, United introduced in November 1995 a disk-based version of United Connection [service mark], which gives consumers the option to reserve and purchase airline tickets, rental cars and hotel rooms via personal computer.

Government Regulation

     General. All carriers engaged in air transportation in the United States are subject to regulation by the Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") under federal aviation laws. The DOT has authority to regulate certain economic and consumer protection aspects of air transportation. It is empowered to issue certificates of public convenience and necessity for domestic air transportation upon a carrier's showing of fitness; to authorize the provision of foreign air transportation by U.S. carriers; to prohibit unjust discrimination; to prescribe forms of accounts and require reports from air carriers; to regulate methods of competition, including the provision and use of computerized reservation systems; and to administer regulations providing for consumer protection, including regulations governing the accessibility of air transportation facilities for handicapped individuals. United's operations require certificates of public convenience and necessity issued by the DOT (or specific exemptions therefrom), and an air carrier operating certificate and related operations specifications issued by the FAA.

     United's operations also require licenses issued by the aviation authorities of the foreign countries United serves. Foreign aviation authorities may from time to time impose a greater degree of economic regulation than exists with respect to United's domestic operations.

     In connection with its international services, United is required to file with the DOT and observe tariffs establishing the fares charged and the rules governing the transportation provided.
In certain cases, fares and schedules require the approval of the DOT and the relevant foreign governments.

     In addition, United's operating authorities in international markets are governed by the aviation agreements between the United States and foreign countries. United's ability to serve some foreign markets and its expansion in many foreign markets is presently restricted by lack of aviation agreements allowing such service or, in some cases, by the restrictive terms of such agreements. In addition, the Government of Japan has, for over a year, deferred its approval of an Osaka-Seoul flight scheduled by United. Japan maintains that it will not approve new services beyond Japan by U.S. carriers until the U.S. and Japan renegotiate the U.S.-Japan Air Services Agreement. United has urged the U.S. Government to compel Japan to honor the bilateral rights of U.S. carriers. United continually urges the U.S. Government to negotiate increased access to such restricted markets.

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

     United's aircraft and engines are maintained in accordance with the standards and procedures recommended and approved by the manufacturers and the FAA. For all of its engines, United utilizes a "condition monitoring" maintenance program so that the schedule for engine removals and overhauls is based on performance trend monitoring of engine operating data. In addition, all engines contain time-limited components, each of which has a maximum amount of time (measured by operating hours) or a maximum number of operating cycles (measured by takeoffs and landings) after which the component must be removed from the engine assembly and overhauled or scrapped. Similarly, United's FAA-approved maintenance program specifies the number of days, hours or operating cycles between inspections and overhauls of the airframes and their component parts. The nature and extent of each inspection and overhaul is specifically prescribed by the approved maintenance program.

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

     Environmental Regulations. The Airport Noise and Capacity Act of 1990 ("ANCA") requires the phase-out by December 31, 1999 of Stage 2 aircraft operations, subject to certain waivers. The FAA has issued final regulations which require carriers to modify or reduce the number of Stage 2 aircraft operated by 25% by December 31, 1994, 50% by December 31, 1996, 75% by December 31, 1998 and 100% by December 31, 1999. Alternatively, a carrier could satisfy compliance requirements by operating a fleet that is at least 55% Stage 3 by December 31, 1994, 65% Stage 3 by December 31, 1996, 75% Stage 3 by December 31, 1998 and 100% Stage 3 by December 31, 1999. At December 31, 1995, United operated 390 Stage 3 aircraft representing 70% of United's total operating fleet, and thus is in compliance with these regulations.

     The ANCA generally recognizes the rights of operators of airports with noise problems to implement local noise abatement procedures so long as such procedures do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft first effective after October 1990, and establishes a regulatory notice and review process for local restrictions on Stage 2 aircraft first proposed after October 1990. While United has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to the present, United's operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

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

     United is aware of soil and groundwater contamination present on its leaseholds at several U.S. airports, with the most significant locations being San Francisco International Airport, John F. Kennedy International Airport in New York, Seattle Tacoma International Airport, Stapleton International Airport in Denver (which closed in
1995) and Los Angeles International Airport in California. United is investigating these sites, assessing its obligations under applicable environmental regulations and lease agreements and, where appropriate, remediating these sites. Remediation of these sites, for which United may be responsible, is not expected to have a material adverse effect on United's financial condition.

     Other Government Matters. Besides the DOT and the FAA, other federal agencies with jurisdiction over certain aspects of United's operations are the Department of Justice (Antitrust Division and Immigration and Naturalization Service), the Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor (Office of Federal Contract Compliance Programs of the Employment Standards Administration), the National Labor Relations Board, the National Mediation Board, the National Transportation Safety Board, the Treasury Department (U.S. Customs Service), the Federal Communications Commission (use of radio facilities by aircraft), and the United States Postal Service (carriage of domestic and international mail). In connection with its service to cities in other countries, United is subject to varying degrees of regulation by foreign governments.

     In time of war or during an unlimited national emergency or civil defense emergency declared by the President or the Congress of the United States, or in a situation short of this if approved by the Director of the Office of Emergency Preparedness, the Commander in Chief, Military Airlift Command, or any official designated by the President to coordinate all civil and defense mobilization activities, United may be required to provide airlift services to the Military Airlift Command under the Civil Reserve Air Fleet Program. As of February 1, 1996, up to 27 B747 and 12 DC-10 aircraft in United's fleet could be subject to these requirements.

Fuel

     United's results of operations are significantly affected by the price and availability of jet fuel. Based on 1995 fuel consumption, every $.01 change in the average annual price-per-gallon of jet fuel caused a change of approximately $28 million in United's annual fuel costs. The table below shows United's fuel expenses, fuel consumption, average price per gallon and fuel as a percent of total operating expenses for annual periods from 1991 through 1995:

                        1995     1994     1993     1992      1991
                        ----     ----     ----     ----      ----
Fuel expense,
  including tax
  (in millions)       $1,680   $1,585   $1,718   $1,679    $1,674
Gallons consumed
  (in millions)        2,822    2,697    2,699    2,529     2,338
Average cost per
  gallon (in cents)     59.5     58.8     63.6     66.4      71.6
% of total
  operating expenses      12%      12%      13%      14%       15%


     United's average fuel cost per gallon in 1995 was 1.2% higher than in 1994. Changes in fuel prices are industry-wide occurrences that benefit or harm United's competitors as well as United. Lower fuel prices may be offset by increased price competition and lower revenues for all air carriers, including United. There can be no assurance that United will be able to increase its fares in response to any increases in fuel prices in the future.

     In order to assure adequate supplies of fuel and to provide a measure of control over fuel costs, United ships fuel on major pipelines, maintains fuel storage facilities, and trades fuel to locations where it is needed. In 1995, almost all of United's fuel was purchased under contracts with major U.S. and international oil companies. Most of these contracts are terminable by United on short notice. United also purchases minor volumes of fuel on the spot market at some domestic locations. Although United has not experienced any problem with fuel availability in the past few years and does not anticipate any in the near future, it is impossible to predict the future availability of jet fuel. If there were major reductions in the availability of jet fuel, United's business would be adversely affected.

     The Omnibus Budget Reconciliation Act of 1993 imposed a 4.3 cent per gallon tax on commercial aviation jet fuel purchased for use in domestic operations. The industry was successful in obtaining a two year exemption from the tax which expired October 1, 1995. An additional two year extension of the industry's exemption is included in the budget reconciliation package currently stalled in Congress. Since the fate of the jet fuel tax is caught in the budget impasse, United as well as other carriers have been paying the tax since October 1, 1995 and United cannot predict the ultimate outcome of the fuel tax issue.

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

Employees - Labor Matters

     At December 31, 1995, the Company and its subsidiaries had approximately 83,929 employees, of which approximately 82,160 were employed by United (approximately eleven percent of whom are part-time employees) and 1,769 were employed by United's subsidiaries. Approximately 61% of United's employees were represented by various labor organizations.

     The employee groups, number of employees, labor organization and current contract status for each of United's major collective bargaining groups as of December 31, 1995 are as follows:

                           Number of                Contract Open
       Employee Group      Employees      Union     For Amendment
       --------------      ---------      -----     -------------

       Mechanics, ramp
       servicemen & other
       ground employees     23,031        IAM      July 12, 2000 *

       Flight attendants    18,703        AFA      March 1, 1996

       Pilots                8,120        ALPA     April 12, 2000 *
       ___________________________
       *  However, certain provisions become amendable at a later date.

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

     In February 1996, United and the Association of Flight
Attendants (the "AFA") reached tentative agreement on a new contract. This agreement is subject to ratification by United's flight attendants. If ratified, the new agreement will replace the current contract. Ratification results are expected in April 1996.

ITEM 2.  PROPERTIES.

Flight Equipment

     As of December 31, 1995, United's operating aircraft fleet totaled 558 jet aircraft, of which 266 were owned and 292 were leased. These aircraft are listed below:


                        Average                                   Average
  Aircraft Type      No. of Seats    Owned    Leased*   Total   Age (Years)
  -------------      ------------    -----    ------    -----   -----------

  A320-200               144          --        29        29        1
  B727-222A              147          59        16        75       17
  B737-200               109          45        --        45       27
  B737-200A              109          24        --        24       16
  B737-300               126          10        91       101        7
  B737-500               108          27        30        57        4
  B747-100               393          17        --        17       24
  B747-200               346           2         7         9       17
  B747-400               389           3        21        24        4
  B757-200               188          33        55        88        4
  B767-200               168          19        --        19       13
  B767-300ER             211           3        20        23        3
  B777-200               292          --         8         8        0
  DC10-10                287          23         8        31       20
  DC10-30                298           1         7         8       16

  TOTAL OPERATING
  FLEET                              266       292       558       11
                                     ===       ===       ===       ==

    *  United's aircraft leases have initial terms of 4 to 26 years,
       and expiration dates range from 1999 through 2021.   Under the
       terms of leases for 283 of the aircraft in the operating fleet, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost.


     As of December 31, 1995, 64 of the 266 aircraft owned by United were encumbered under transaction agreements.

     In 1995 United took delivery of 16 new aircraft, eight B777-200s and eight A320-200s. United also retired one B747-100 aircraft.

     As of December 31, 1995, United had 26 B777-200s, four B747-400s and four B757-200s on order which are scheduled to be delivered between 1996 and 1999, and United has arrangements with Airbus Industrie ("Airbus") and A320 engine manufacturer International Aero Engines to lease an additional 21 A320-200 aircraft, which are scheduled for delivery through 1998. The following table sets forth United's firm aircraft orders, options and expected delivery schedules as of December 31, 1995:

  Order Status  Aircraft Type   Number    To Be Delivered    Delivery Rate
  ------------  -------------   ------    ---------------    -------------

  Firm Orders    B747-400         4        1996-1997         0-1 per month
                 B757-200         4        1996              0-2 per month
                 B777-200        26        1996-1999         0-2 per month
                                 --

            Total-Firms          34*

  Options**      A320-200        45        1997-2001         0-3 per month
                 B737***        137        1998-2002         0-5 per month
                 B747-400        40        1998-2003         0-2 per year
                 B757-200        29        1998-1999         0-2 per month
                 B767-300ER       5        1998-1999         0-1 per month
                 B777-200        34        1998-2000         0-1 per month
                                 --

            Total-Options       290
  ________________
    * In addition, United has agreed to lease an additional 21 A320-200 aircraft. Deliveries of these aircraft are expected to occur between 1996 and 1998.

   ** Rate of deliveries with respect to option aircraft assumes that all options are exercised and that all orders subject to recon firmation are confirmed by United.

  ***  Models 300, 400 and 500, at United's discretion.

Ground Facilities

     In the vicinity of O'Hare, United owns a 106 acre complex consisting of over one million square feet of office space for its world headquarters, a computer facility and a training center.
United operates reservation centers in or near eight U.S. cities - Chicago, Denver, Detroit, Honolulu, Los Angeles, San Francisco, Seattle and Washington, D.C. United also operates 138 city ticket offices in the U.S., plus offices in the Pacific and European countries served by United. In addition, United operates four mini-reservations centers in Rockford, Illinois, Moreno Valley and Suisun, California and at its maintenance facility in Indianapolis, Indiana.

     United's Maintenance Operation Center ("MOC") at San Francisco International Airport occupies 129 acres of land, three million square feet of floor space and 12 aircraft hangar docks, under leases expiring in 2003, with an option to extend for ten years. Heavy maintenance of aircraft and component maintenance for most of United's fleet occurs at the MOC. United also has a major facility at the Oakland, California airport which is dedicated to airframe maintenance and which includes a hangar with sufficient space to accommodate maintenance work on four wide-bodied aircraft simultaneously. As of December 31, 1995, United employed approximately 10,000 mechanics, inspectors, engineers and maintenance support personnel at the MOC and approximately 1,400 at the Oakland facility. United also has line aircraft maintenance facilities at 64 domestic and international locations.

     United's Indianapolis Maintenance Center ("IMC") opened in 1994 and operates under a lease with the Indianapolis Airport Authority which expires November 30, 2031. IMC is a major aircraft maintenance and overhaul facility and is being used for maintenance of Boeing 737 aircraft. United is significantly expanding its operations at IMC in order to maintain its fleets of Boeing 757 and 767 aircraft at the facility in the future, construction of which began in 1995. In connection with incentives received, United has agreed to reach an aggregate $800 million capital spending target by the year 2001 and employ at least 7,500 individuals by the year 2004. In the event that such targets are not reached, United may be required to make certain additional payments under related agreements.

     On February 28, 1995, United relocated its Denver hub operations to the new Denver International Airport. Under a new 30-year lease and use agreement, expiring in 2023, United occupies 44 gates and over one million square feet of exclusive terminal building space. With the opening of the new airport, Stapleton International Airport was closed to all aircraft operations. United's flight training center will continue to be located near Stapleton and is under lease, including options to extend, until 2018. This flight training center consists of four buildings with a total of 300,000 square feet located on 22 acres of land adjoining Stapleton. The flight training center accommodates 26 flight simulators and over 90 computer-based training stations, as well as cockpit procedures trainers, autoflight system trainers and emergency evacuation trainers.

     United has entered into various leases relating to its use of airport landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves. Major leases expire at Chicago O'Hare in 2018, San Francisco in 2011, Denver in 2023 and Washington Dulles in 2015. In many cases United has constructed, at its expense, the buildings it occupies on its leased properties. In general, buildings and fixtures constructed by United on leased land are the property of the lessor upon the expiration of such leases. United also has leased and improved ticketing, sales and general office space in the downtown and outlying areas of most of the larger cities in its system. United believes its facilities are suitable and adequate for its current requirements.

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

1. Travel Agency Commission Litigation -- On February 13, 1995 and dates thereafter United and six other airlines were sued in various courts around the nation by travel agents and ASTA claiming as a class action that the carriers acted collusively in violation of federal antitrust laws when they announced a cap on ticket sales commissions payable to travel agencies by the carriers. The cases are now consolidated before the federal court in Minneapolis. The court, on August 23, 1995, denied the plaintiffs' motion for preliminary injunction as well as the defendants' motion for summary judgment. As relief, the plaintiffs seek an order declaring the carriers' commission cap action to be illegal and the recovery of damages (trebled) to the agencies resulting from that action. On December 21, 1995, the carriers filed a motion to obtain damages discovery from absent class members, which the magistrate judge denied on January 22, 1996. In his decision, the magistrate rejected defendants' arguments that plaintiffs' efforts to mitigate damages allegedly suffered as a result of the commission caps were relevant to the litigation. The defendants appealed the magistrate's decision to the district court.

2. Summers et al. v. State Street Bank and Trust Company et al. -- On April 14, 1995, plaintiffs filed a class action complaint (the "Complaint") against State Street Bank and Trust Company ("State Street"), the UAL Corporation Employee Stock Ownership Plan (the "Plan") and the UAL Corporation Supplemental ESOP (the "Supplemental Plan") in the United States District Court for the Northern District of Illinois. The Complaint is brought on behalf of a putative class of all persons who are, or were as of July 12, 1994, participants or beneficiaries of the Plan or the Supplemental Plan. Plaintiffs allege that State Street breached various fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in connection with the 1994 purchase by the Plan and Supplemental Plan of UAL preferred stock. The Plan and Supplemental Plan are nominal defendants; no relief is sought from them. The complaint seeks a declaration that State Street has violated ERISA, restoration by State Street to the Plan and Supplemental Plan of the amount of an alleged "overpayment" for stock, and other relief. United is obligated, subject to certain exceptions, to indemnify State Street for part or all of an adverse judgment and State Street's defense costs. The defendants filed a motion to dismiss the complaint in its entirety on July 12, 1995.

3. Fry v. UAL Corp. -- On February 21, 1990, a purported class action complaint was filed in the U.S. District Court for the
Northern District of Illinois, Eastern Division.   This complaint was
brought by several UAL stockholders, purportedly on behalf of all of UAL stockholders who sold puts or common stock from October 29, 1987 through December 8, 1987. The complaint alleged that UAL committed common law fraud and violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and the Illinois Deceptive Trade Practices Act by falsely announcing that it intended to distribute proceeds of sales of non-core businesses as a special dividend, when in fact it was negotiating a cash tender offer for the buyback of shares. Plaintiffs claimed $160 million in damages, plus attorneys' fees, fees and costs of plaintiff's accountants and experts and other costs and disbursements. UAL's motion for summary judgment was granted on August 11, 1995. Plaintiffs have filed a notice of appeal to the Seventh Circuit.

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

     The ultimate disposition of the matters discussed in this Item 3, and other claims affecting the Company, are not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1995.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the executive officers of the Company is as follows:

     GERALD GREENWALD. Age 60. Mr. Greenwald has been Chairman and Chief Executive Officer of the Company and United since July 12, 1994. Prior to joining the Company, he served as Chairman of Tatra Truck Company, Czech Republic (a truck manufacturer) from March 1993 until July 1994. Mr. Greenwald previously served as President of Olympia & York Developments Limited (a real estate development company that was in the process of a financial restructuring at the time Mr. Greenwald agreed to serve as president and certain subsidiaries of which filed for protection under federal bankruptcy laws in connection with such restructuring) from April 1992 until March 1993, and as Managing Director of Dillon Read & Co. Inc. (an investment banking firm) in 1991-1992.

     JOHN A. EDWARDSON. Age 46. Mr. Edwardson has been President since July 12, 1994 and Chief Operating Officer since March 30, 1995 of the Company and United and a member of the board of directors of the Company since July 12, 1994. Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer of Ameritech Corporation (a telecommunications company) from 1991 to July 1994.

     JOSEPH R. O'GORMAN, JR. Age 52. Mr. O'Gorman has been Executive Vice President of the Company since February 18, 1991 and Executive Vice President - Fleet Operations and Administration of United since April 1, 1995. He served as Executive Vice President - Operations of United from April 30, 1992 to March 31, 1995. He had served as Executive Vice President - Flight Services of United since February 25, 1991. Previously, Mr. O'Gorman served as Executive Vice President - Operations of USAir Group (an air carrier) from August 1990 until February 1991.

     STUART I. ORAN. Age 45. Mr. Oran has been Executive Vice President - Corporate Affairs and General Counsel of the Company and United since July 12, 1994. Prior to joining the Company, he was a corporate partner with Paul, Weiss, Rifkind, Wharton and Garrison, a law firm he joined in 1974.

     DOUGLAS A. HACKER. Age 40. Mr. Hacker has been Senior Vice President - Finance and chief financial officer of the Company since July 12, 1994. He has been Senior Vice President and Chief Financial Officer of United since February 13, 1996 and had been Senior Vice President - Finance of United beginning March 8, 1993. Prior to joining United, Mr. Hacker served in various senior management positions at American Airlines, Inc. (an air carrier) since July 1987 including Vice President - Corporate and Fleet Planning, Vice President - Corporate Services, Vice President and Treasurer and Vice President - Corporate Finance and Development.

     CHRISTOPHER D. BOWERS. Age 48. Mr. Bowers has been Senior Vice President - International of United since April 1, 1995. Prior to assuming his current position, he was Vice President and General
Sales Manager of the Sales Division since April 1, 1988.

     DAVID COLTMAN.  Age 53.  Mr. Coltman has been Senior Vice
President - Marketing of United since April 1, 1995. Previously, Mr. Coltman served as Vice President - Atlantic Division in London since January 25, 1989.

     RONO DUTTA. Age 44. Mr. Dutta has been Senior Vice President - Planning of United since November 7, 1994 and became an executive officer of United on April 1, 1995. His prior positions with United include Vice President - Cargo from September to November of 1994, Vice President - U2 Development from April to September of 1994, Vice President - Management Information Systems from July 1993 to April 1994, Senior Vice President - Maintenance Operation from May 1992 to July 1993, Vice President - Base Maintenance Operations from June 1991 to May 1992, and Vice President - Financial Planning and Analysis from November 1990 to June 1991.

     PAUL G. GEORGE.  Age 44.  Mr. George has been Senior Vice
President - People of United since April 11, 1988.

     JAMES E. GOODWIN. Age 51. Mr. Goodwin has been Senior Vice President - North America of United since April 1, 1995. He had served as Senior Vice President - International of United since May 1992. Prior thereto, he was Senior Vice President - Maintenance Operations since January 1991.

     There are no family relationships among the executive officers of the Company. The executive officers of the Company serve at the discretion of the board of directors.

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The Company's Common Stock, $.01 par value (the "Common Stock"), is traded principally on the New York Stock Exchange (the "NYSE") under the symbol UAL, and is also listed on the Chicago Stock Exchange and the Pacific Stock Exchange. The following sets forth for the periods indicated the high and low sales prices per share of the Company's Common Stock on the NYSE Composite Tape and the Company's old common stock outstanding immediately prior to the Recapitalization (which occurred on July 12, 1994). As a result of the Recapitalization, the price per share of old common stock is not comparable to the price per share of the Common Stock.

COMMON STOCK:
                          High                Low
  1995:
       1st quarter       $107 1/4            $ 87 5/8
       2nd quarter        143                 104
       3rd quarter        172                 137 1/2
       4th quarter        211 7/8             166

  1994:
       3rd quarter        105                  86 3/4
        (from July 13)
       4th quarter         96 7/8              83 1/8

OLD COMMON STOCK:

  1994:
       1st quarter        150                 123 3/4
       2nd quarter        130 1/2             115 1/8
       3rd quarter        130 1/2             125 1/2
        (through July 12)

     No dividends have been declared on the Company's common stock during the past five years. The payment of any future dividends on the Common Stock and the amount thereof will be determined by the Board of Directors of the Company in light of earnings, the financial condition of the Company and other relevant factors. At March 1, 1996, based on reports by the Company's transfer agent for the Common Stock, there were 11,338 common stockholders of record.

     On February 29, 1996 the Board of Directors of UAL conditionally approved a four-for-one split in the Common Stock. The split, which is scheduled to occur at the close of business on May 6, 1996 (which is also the record date), is dependent on stockholder approval at its April 24, 1996 annual meeting of a proposal to increase the number of authorized shares of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     Information required by this item is set forth under "Selected Financial Data" of the Company's 1995 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and
Results of Operations" of the Company's 1995 Annual Report to
Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information required by this item is set forth under "Statements of Consolidated Operations", "Statements of Consolidated Financial Position," "Statements of Consolidated Cash Flows," "Statements of Consolidated Shareholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants" of the Company's 1995 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item is incorporated by reference from the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders. Information regarding the executive officers is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

     Information required by this item is incorporated by reference from the Company's definitive proxy statement for its 1996 Annual
Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

     Information required by this item is incorporated by reference from the Company's definitive proxy statement for its 1996 Annual
Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is incorporated by reference from the Company's definitive proxy statement for its 1996 Annual
Meeting of Stockholders.


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

(a)  1.   Financial Statements.  The following is a list of the
financial statements, all of which are incorporated in this report by reference from the Company's 1995 Annual Report to Stockholders
(portions of which are filed as Exhibit 13 to this Form 10-K).

     Statements of Consolidated Operations for the years ended
      December 31, 1995, 1994 and 1993

     Statements of Consolidated Financial Position - December 31,
      1995 and 1994

     Statements of Consolidated Cash Flows for the years ended
      December 31, 1995, 1994 and 1993

     Statements of Consolidated Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

     2. Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report on page F-1 after the signature page hereto.

     Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993

     All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits. The following is an index of exhibits included in this report or incorporated herein by reference.

 3.1 Restated Certificate of Incorporation as filed in Delaware on July 12, 1994, as corrected on February 2, 1995 (filed as
        Exhibit 3.1 to UAL Corporation's ("UAL") Form S-4
        Registration Statement (Registration No. 33-57579) and incorporated herein by reference).

 3.2    Certificate of Amendment of the Restated Certificate of
        Incorporation of UAL Corporation as filed in Delaware on May 25, 1995 (filed as Exhibit 3.1 to UAL's Form 8-K dated June 27, 1995 and incorporated herein by reference).

 3.3 By-laws (filed as Exhibit 3.2 to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 4.1 Rights Agreement dated as of December 11, 1986 between UAL Corporation and First Chicago Trust Company of New York, as Rights Agent, as amended (filed as Exhibit 4.1 to UAL's Form 10-K for the year ended December 31, 1994, as amended, and incorporated herein by reference).

 4.2    Deposit Agreement dated as of July 12, 1994 between UAL
        Corporation and holders from time to time of Depositary
        Receipts described herein (filed as Exhibit 4.2 to UAL's
        Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 4.3 Indenture dated as of April 3, 1995 between UAL Corporation and The Bank of New York, as Trustee (filed as Exhibit 4.1 to UAL's Form 10-Q for the quarter ended March 31, 1995, as amended, and incorporated herein by reference).

 4.4 Officer's Certificate relating to UAL's 6-3/8% Convertible Subordinated Debentures due 2025 (filed as Exhibit 4.2 to
        UAL's Form 10-Q for the quarter ended March 31, 1995, as amended, and incorporated herein by reference).

 4.5 Form of UAL's 6-3/8% Convertible Subordinated Debenture due 2025 (filed as Exhibit 4.3 to UAL's Form 10-Q for the quarter ended March 31, 1995, as amended, and incorporated herein by reference).

        UAL's indebtedness under any single instrument does not exceed 10% of UAL's total assets on a consolidated basis.
        Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

 10.1 Amended and Restated Agreement and Plan of Recapitalization, dated as of March 25, 1994 (the "Recapitalization Agreement"), as amended, among UAL Corporation, the Air Line Pilots Association, International and the International Association of Machinists and Aerospace Workers (filed as Exhibit A to Exhibit 10.1 of UAL's Form 8-K dated June 2, 1994 and incorporated herein by reference; amendment thereto filed as Exhibit 10.1 of UAL's Form 8-K dated June 29, 1994 and incorporated herein by reference).

 10.2 Waiver and Agreement, dated as of December 23, 1994, to the Recapitalization Agreement among UAL Corporation, the Air Line Pilots Association, International and the International Association of Machinists and Aerospace Workers (filed as
        Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 1994, as amended, and incorporated herein by reference).

 10.3 Third Amendment, dated as of March 15, 1995, to the Recapitalization Agreement among UAL Corporation, the Air Line Pilots Association, International and the International Association of Machinists and Aerospace Workers (filed as
        Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 1994, as amended, and incorporated herein by reference).

 10.4 UAL Corporation Employee Stock Ownership Plan, effective as of July 12, 1994 (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.5 First Amendment to UAL Corporation Employee Stock Ownership Plan, dated December 28, 1994 and effective as of July 12, 1994 (filed as Exhibit 10.39 to UAL's Form 10-K for the year ended December 31, 1994, as amended, and incorporated herein by reference).

 10.6 Second Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of August 17, 1995 and effective as of July 12, 1994 (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

 10.7 Third Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of December 28, 1995 and effective as of July 12, 1994.

 10.8   UAL Corporation Employee Stock Ownership Plan Trust
        Agreement between UAL Corporation and State Street Bank and Trust Company, effective July 12, 1994 (filed as Exhibit
        10.2 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.9 UAL Corporation Supplemental ESOP, effective as of July 12, 1994 (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.10 First Amendment to UAL Corporation Supplemental ESOP, dated February 22, 1995 and effective as of July 12, 1994 (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 1995, as amended, and incorporated herein by reference).

 10.11 Second Amendment to UAL Corporation Supplemental ESOP, dated as of August 17, 1995 and effective as of July 12, 1994
        (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

 10.12 Third Amendment to UAL Corporation Supplemental ESOP, dated as of December 28, 1995 and effective as of July 12, 1994.

 10.13  UAL Corporation Supplemental ESOP Trust Agreement between
        UAL Corporation and State Street Bank and Trust Company, effective July 12, 1994 (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.14 Preferred Stock Purchase Agreement, dated as of March 25, 1994, between UAL Corporation and State Street Bank and Trust Company (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.15 Amendment No. 1 to Preferred Stock Purchase Agreement, dated as of June 2, 1994, between UAL Corporation and State Street Bank and Trust Company (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.16 Preferred Stock Purchase Agreement, dated as of August 11, 1995, between UAL Corporation and State Street Bank and
        Trust Company.

 10.17 Class I Junior Preferred Stockholders' Agreement dated as of June 12, 1994 (filed as Exhibit 10.12 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.18 Class SAM Preferred Stockholders' Agreement dated as of July 12, 1994 (filed as Exhibit 10.13 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.19 First Refusal Agreement dated as of July 12, 1994, as amended by First Amendment dated as of February 24, 1995
        (filed as Exhibit 10.12 to UAL's Form 10-K for the year ended December 31, 1994, as amended, and incorporated herein by reference).

 10.20  Second Amendment to First Refusal Agreement dated as of
        February 29, 1996.

 10.21  UAL Corporation 1981 Incentive Stock Plan.

 10.22  UAL Corporation 1988 Restricted Stock Plan.

 10.23  UAL Corporation Incentive Compensation Plan, as amended
        (filed as Exhibit 10.15 to UAL's Form 10-K for the year ended December 31, 1994, as amended, and incorporated herein by reference).

 10.24 UAL Corporation Retirement Plan for Outside Directors, as supplemented March 30, 1995 (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

 10.25  Description of Complimentary Travel and Cargo Carriage
        Benefits for UAL Directors.

 10.26 UAL Corporation 1995 Directors Plan (filed as Exhibit 10.19 to UAL's Form 10-K for the year ended December 31, 1994, as amended, and incorporated herein by reference).

 10.27  Employment Agreement between UAL Corporation and Gerald
        Greenwald (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.28  Amendment No. 1 to Employment Agreement between UAL
        Corporation and Gerald Greenwald (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.29 Restricted Stock Deposit Agreement between UAL Corporation and Gerald Greenwald (filed as Exhibit 10.7 to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.30 Non-Qualified Stock Option Agreement between UAL Corporation and Gerald Greenwald (filed as Exhibit 10.9 to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.31 Restricted Stock Deposit Agreement between UAL Corporation and John A. Edwardson (filed as Exhibit 10.10 to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.32 Restricted Stock Deposit Agreement between UAL Corporation and Stuart I. Oran (filed as Exhibit 10.12 to UAL's Form
        10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.33 United Supplemental Retirement Plan (filed as Exhibit 10.42 to UAL's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

 10.34  Description of Officer Benefits.

 10.35 Form of Severance Agreement between UAL Corporation and certain officers of United Air Lines, Inc. (filed as Exhibit
        10.27 to UAL's Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

 10.36  Letter Agreement dated April 28, 1995 between UAL
        Corporation, United Air Lines, Inc. and Joseph R. O'Gorman (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

 10.37 Change Order No. 7 dated September 19, 1995 to the Agreement dated December 18, 1990 between The Boeing Company and United Air Lines, Inc. (and United Worldwide Corporation) for acquisition of 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit
        10.2 to UAL's Form 10-K for the year ended December 31, 1993, (iii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits 10.27 and 10.28 to UAL's Form 10-K for the year ended December 31, 1994, (v) Exhibits
        10.2 and 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1995, and (vi) Exhibits 10.4, 10.5 and 10.6 to UAL's
        Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference)). (Exhibit 10.37 hereto is filed with a request for confidential treatment of certain portions thereof.)

 10.38  Change Order No. 8 dated October 17, 1995 to the 777-200
        Purchase Agreement. (Exhibit 10.38 hereto is filed with a request for confidential treatment of certain portions thereof.)

 10.39 Supplemental Agreement No. 3 dated October 27, 1995 to the 777-200 Purchase Agreement. (Exhibit 10.39 hereto is filed with a request for confidential treatment of certain portions thereof.)

 10.40 Letter Agreement No. 6-1162-JME-118 dated December 19, 1995 to the 777-200 Purchase Agreement. (Exhibit 10.40 hereto is filed with a request for confidential treatment of certain portions thereof.)

 10.41 Supplemental Agreement No. 7 dated as of December 29, 1995 to the Agreement dated December 18, 1990 between The Boeing Company and United Air Lines, Inc. (and United Worldwide Corporation) for acquisition of 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as Exhibit 10.8 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1991, (ii) Exhibits 10.3, 10.4, 10.5, 10.6 and 10.22 to
        UAL's Form 10-Q for the quarter ended June 30, 1993, (iii)
        Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (v) Exhibits 10.29 and 10.30 to UAL's Form 10-K for the year ended December 31, 1994, (vi) Exhibits 10.4 through 10.8 to UAL's Form 10-Q for the quarter ended March 31, 1995, and (vii) Exhibits 10.7 and
        10.8 to UAL's Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference)). (Exhibit 10.41 hereto is filed with a request for confidential treatment of certain portions thereof.)

 10.42 Amendment No. 4 dated November 27, 1995 to the Agreement dated August 10, 1992 between AVSA, S.A.R.L., as seller, and United Air Lines, Inc., as buyer, for the acquisition of Airbus Industrie A320-200 model aircraft (as previously amended and supplemented, "A320-200 Purchase Agreement" (filed as Exhibit 10.14 to UAL's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1993, (ii) Exhibits 10.15 and 10.16 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iii) Exhibit 10.31 to UAL's Form 10-K for the year ended December 31, 1994, and
        (iv) Exhibit 10.9 to UAL's Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference)). (Exhibit 10.42 hereto is filed with a request for confidential treatment of certain portions thereof.)

 11     Calculation of fully diluted net earnings per share.

 12.1   Computation of Ratio of Earnings to Fixed Charges.

 12.2   Computation of Ratio of Earnings to Fixed Charges and
        Preferred Stock Dividend Requirements.

 13     Certain portions of UAL Corporation's 1995 Annual Report to
        Stockholders.

 21     List of Registrant's subsidiaries.

 23     Consent of Independent Public Accountants.

 27     Financial Data Schedule.

 99     Annual Report on Form 11-K for Employees' Stock Purchase
        Plan of UAL Corporation.

Each of Exhibits 10.21 through 10.32 and 10.34 through 10.36 is a management contract or compensatory plan or arrangement required to be filed as an exhibit to Registrant's Form 10-K pursuant to Item
14(c) of Form 10-K.

(b)  Reports on Form 8-K.

     Form 8-K dated October 2, 1995 to report a press release issued regarding UAL exploring possible acquisition of USAir.

     Form 8-K dated November 13, 1995 to report a press release issued regarding UAL ceases acquisition talks with USAir.

     Form 8-K dated January 23, 1996 to report a press release issued regarding UAL earnings release.

     Form 8-K dated January 29, 1996 to report a press release issued regarding UAL credit improvement initiatives.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 1996.

                         UAL CORPORATION



                         By:  /s/ Gerald Greenwald
                              Gerald Greenwald
                              Chairman of the Board and Chief
                              Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of February, 1996 by the following persons on behalf of the registrant and in the capacities indicated.



/s/ Gerald Greenwald                  /s/ James J. O'Connor
Gerald Greenwald                      James J. O'Connor
Chairman of the Board and Chief       Director
Executive Officer (principal
executive officer)


/s/ John A. Edwardson                 /s/ John F. Peterpaul
John A. Edwardson                     John F. Peterpaul
Director                              Director


/s/ Duane D. Fitzgerald               /s/ Paul E. Tierney, Jr.
Duane D. Fitzgerald                   Paul E. Tierney, Jr.
Director                              Director


/s/ Michael H. Glawe                  /s/ John K. Van de Kamp
Michael H. Glawe                      John K. Van de Kamp
Director                              Director


/s/ Richard D. McCormick              /s/ Joseph V. Vittoria
Richard D. McCormick                  Joseph V. Vittoria
Director                              Director


/s/ John F. McGillicuddy              /s/ Paul A. Volcker
John F. McGillicuddy                  Paul A. Volcker
Director                              Director


/s/ Douglas A. Hacker
Douglas A. Hacker
Senior Vice President - Finance
(principal financial and
accounting officer)

                                          UAL Corporation and Subsidiary Companies

                                       Schedule II--Valuation and Qualifying Accounts

                                            For the Year Ended December 31, 1995



                                                   Balance at        Additions Charged to                         Balance at
                                                   Beginning      Costs and           Other                         End of
           Description                              of Year       Expenses          Accounts       Deductions        Year
           -----------                             ----------     ---------         --------       ----------     ----------
                                                                     (In Millions)

Reserve deducted from asset to which it applies:

    Allowance for doubtful accounts               $ 22             $ 20             $ -            $ 23(1)         $ 19

    Obsolescence allowance -
      Flight equipment spare parts                $ 44             $ 14             $ 3            $ 23(1)         $ 38


-----------------
(1) Deduction from reserve for purpose for which reserve was created.



                                          UAL Corporation and Subsidiary Companies

                                       Schedule II--Valuation and Qualifying Accounts

                                            For the Year Ended December 31, 1994



                                                  Balance at         Additions Charged to                         Balance at
                                                  Beginning       Costs and           Other                         End of
           Description                             of Year        Expenses          Accounts       Deductions        Year
           -----------                            ----------      ---------         --------       ----------     ----------
                                                                     (In Millions)
Reserve deducted from asset to which it applies:

    Allowance for doubtful accounts               $ 22             $25              $ -            $ 25(1)         $ 22

    Obsolescence allowance -
      Flight equipment spare parts                $ 70             $12              $ 4            $ 42(2)         $ 44


----------------
(1) Deduction from reserve for purpose for which reserve was created.

(2) Includes deduction from reserve for parts dispositions and write-offs and $22 million of reserves transferred in connection with parts transferred to non-operating property.


                                          UAL Corporation and Subsidiary Companies

                                       Schedule II--Valuation and Qualifying Accounts

                                            For the Year Ended December 31, 1993



                                                  Balance at         Additions Charged to                         Balance at
                                                  Beginning       Costs and           Other                         End of
           Description                             of Year        Expenses          Accounts       Deductions        Year
           -----------                            ----------      ---------         --------       ----------     ----------
                                                                     (In Millions)
Reserve deducted from asset to which it applies:

    Allowance for doubtful accounts               $ 12             $ 19             $ 7            $ 16(1)         $ 22

    Obsolescence allowance -
      Flight equipment spare parts                $ 46             $ 12             $27            $ 15(1)         $ 70


----------------
(1) Deduction from reserve for purpose for which reserve was created.