Form 10-Q
period 1996-03-31
UAL CORP /DE/
filed 1996-05-07
CIK 100517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended March 31, 1996,  Commission File Number 1-6033
 ----------------------------------------------------------------

                          UAL CORPORATION
                          ---------------
      (Exact name of Registrant as specified in its charter)

                 Delaware                   36-2675207
                 --------                   ----------
      (State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization)       Identification No.)

   1200 East Algonquin Road, Elk Grove Township, Illinois  60007
    Mailing Address:  P. O. Box 66919, Chicago, Illinois  60666
    -----------------------------------------------------------
     (Address of principal executive offices)       (Zip Code)

 Registrant's telephone number, including area code (847) 700-4000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X            No
                           -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
                    Class                    April 30, 1996
                    -----                    --------------

       Common Stock ($0.01 par value)          14,565,809


   UAL Corporation and Subsidiary Companies Report on Form 10-Q
   ------------------------------------------------------------

               For the Quarter Ended March 31, 1996
               ------------------------------------

Index
- -----

Part I.    Financial Information                           Page No.
- ------     ---------------------                           --------
           Item 1.  Financial statements:

                    Condensed statement of consolidated           3
                    financial position - as of March 31, 1996
                    (unaudited) and December 31, 1995


                    Statement of consolidated operations          5
                    (unaudited) - for the three months
                    ended March 31, 1996 and 1995


                    Condensed statement of consolidated           6
                    cash flows (unaudited) - for the three
                    months ended March 31, 1996 and 1995


                    Notes to consolidated financial               7
                    statements (unaudited)


           Item 2.  Management's discussion and analysis         10
                    of financial condition and results of
                    operations


Part II.   Other Information
- -------    -----------------

           Item 1.  Legal Proceedings                            14
           Item 4.  Submission of Matters to a Vote of Security
                    Holders                                      14
           Item 5.  Other Information                            16
           Item 6.  Exhibits and Reports on Form 8-K             16

Signatures                                                       18
- ----------

Exhibit Index                                                    19
- -------------






                 PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements


            UAL Corporation and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
     -------------------------------------------------------
                          (In Millions)

                                      March 31,
                                         1996       December 31,
Assets                               (Unaudited)        1995
- ------                               -----------    ------------
Current assets:
   Cash and cash equivalents          $    248       $    194
   Short-term investments                  643            949
   Receivables, net                      1,042            951
   Inventories, net                        230            298
   Deferred income taxes                   236            236
   Prepaid expenses and other              405            415
                                      --------       --------
                                         2,804          3,043
                                      --------       --------

Operating property and equipment:
   Owned                                11,146         11,213
   Accumulated depreciation and
      amortization                      (5,205)        (5,153)
                                      --------       --------
                                         5,941          6,060
                                      --------       --------
   Capital leases                        1,709          1,464
   Accumulated amortization               (521)          (503)
                                      --------       --------
                                         1,188            961
                                      --------       --------
                                         7,129          7,021
                                      --------       --------

Other assets:
   Intangibles, net                        750            763
   Deferred income taxes                   238            238
   Other                                   651            576
                                      --------       --------
                                         1,639          1,577
                                      --------       --------
                                      $ 11,572       $ 11,641
                                      ========       ========

       See accompanying notes to consolidated financial statements.


            UAL Corporation and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
     -------------------------------------------------------
                          (In Millions)

                                      March 31,
                                        1996       December 31,
Liabilities and Stockholders'Equity  (Unaudited)      1995
- -----------------------------------  -----------   ------------
Current liabilities:
   Current portions of long-term debt
     and capital lease obligations    $    433       $    189
   Advance ticket sales                  1,299          1,100
   Accounts payable                        666            696
   Other                                 2,501          2,448
                                      --------       --------
                                         4,899          4,433
                                      --------       --------

Long-term debt                           2,155          2,919
                                      --------       --------

Long-term obligations under capital
   leases                                1,215            994
                                      --------       --------

Other liabilities and deferred
credits:
   Deferred pension liability              197            368
   Postretirement benefit liability      1,248          1,225
   Deferred gains                        1,198          1,214
   Other                                   549            608
                                      --------       --------
                                         3,192          3,415
                                      --------       --------

Minority interest                           63             59
                                      --------       --------

Preferred stock committed to
Supplemental ESOP                           78             60
                                      --------       --------

Stockholders' equity:
   Preferred stock                          -              -
   Common stock at par                      -              -
   Additional capital invested           1,630          1,353
   Accumulated deficit                  (1,078)        (1,039)
   Unearned ESOP preferred stock          (169)          (175)
   Other                                  (413)          (378)
                                      --------       --------
                                           (30)          (239)
                                      --------       --------
Commitments and contingent
liabilities (See note)

                                      $ 11,572       $ 11,641
                                      ========       ========

  See accompanying notes to consolidated financial statements.


            UAL Corporation and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
        -------------------------------------------------
                 (In Millions, Except Per Share)

                                       Three Months Ended
                                            March 31,
                                         1996        1995
                                         ----        ----
Operating revenues:
   Passenger                          $  3,278    $  2,920
   Cargo                                   175         175
   Other                                   282         239
                                      --------    --------
                                         3,735       3,334
                                      --------    --------
Operating expenses:
   Salaries and related costs            1,169       1,113
   ESOP compensation expense               163          89
   Aircraft fuel                           474         378
   Commissions                             337         342
   Purchased services                      276         239
   Aircraft rent                           240         249
   Landing fees and other rent             206         169
   Depreciation and amortization           189         163
   Food services                           125         119
   Aircraft maintenance                    112         107
   Personnel expenses                       73          63
   Other                                   309         265
                                      --------    --------
                                         3,673       3,296
                                      --------    --------

Earnings from operations                    62          38
                                      --------    --------
Other income (expense):
   Interest expense                        (85)       (102)
   Interest capitalized                     15          12
   Interest income                          18          22
   Equity in earnings of affiliates         20          14
   Miscellaneous, net                      (20)         22
                                      --------    --------
                                           (52)        (32)
                                      --------    --------
Earnings before income taxes and
  extraordinary item                        10           6
Provision for income taxes                   4           3
                                      --------    --------
Earnings before extraordinary item           6           3
Extraordinary loss on early
  extinguishment of debt, net of tax       (29)          -
                                      --------    --------
Net earnings (loss)                   $    (23)   $      3
                                      ========    ========
Per share:
   Loss before extraordinary item     $  (0.32)   $  (0.26)
   Extraordinary loss on early
     extinguishment of debt,
     net of tax                          (0.58)         -
                                      --------    --------
   Net loss                           $  (0.90)   $  (0.26)
                                      ========    ========

Average shares                            50.4        49.3

   See accompanying notes to consolidated financial statements.


            UAL Corporation and Subsidiary Companies
   Condensed Statements of Consolidated Cash Flows (Unaudited)
   -----------------------------------------------------------
                          (In Millions)

                                             Three Months
                                            Ended March 31
                                           1996        1995
                                           ----        ----
Cash and cash equivalents at
   beginning of period                   $   194     $   500
                                         -------     -------
Cash flows from operating
   activities                                374         454
                                         -------     -------
Cash flows from investing activities:
   Additions to property and equipment       (67)        (82)
   Proceeds on disposition of
     property and equipment                    9         132
   Decrease (increase) in short-term
     investments                             306        (145)
   Other, net                                 40          (4)
                                         -------     -------
                                             288         (99)
                                         -------     -------
Cash flows from financing activities:
   Repayment of long-term debt              (304)       (267)
   Conversion of subordinated
     debentures                             (161)          -
   Principal payments under capital
      lease obligations                      (48)        (41)
   Other, net                                (95)        (18)
                                         -------     -------
                                            (608)       (326)
                                         -------     -------
Increase in cash and cash equivalents         54          29
                                         -------     -------
Cash and cash equivalents at end
  of period                              $   248     $   529
                                         =======     =======


Cash paid during the period for:
   Interest (net of amounts capitalized) $    80     $    79
   Income taxes                          $     -     $     5

Non-cash transactions:
   Capital lease obligations incurred    $   293     $     -
   Increase in equity in connection
     with the conversion of subordinated
     debentures to common stock          $   111     $     -

  See accompanying notes to consolidated financial statements.



            UAL Corporation and Subsidiary Companies
     Notes to Consolidated Financial Statements (Unaudited)
     ------------------------------------------------------


The Company
- -----------

      UAL Corporation ("UAL") is a holding company whose principal subsidiary is United Air Lines, Inc. ("United").

Interim Financial Statements
- ----------------------------

      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although UAL believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in UAL's Annual Report on Form 10-K for the year 1995.

Employee Stock Ownership Plans
- ------------------------------

      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Notes 2 and 14 of the Notes to Consolidated Financial Statements in the 1995 Annual Report on Form 10-K contain additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1995 were allocated in March 1996 as follows:
359,577 shares of Class 2 ESOP Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 312,086 shares were allocated in "book entry" form under the Supplemental Plan. Additionally, 2,402,310 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional 768,493 shares of Class 1 and Class 2 ESOP Preferred Stock have been earned by employees in 1996.

Other Income (Expense) - Miscellaneous
- --------------------------------------

      Included in "Miscellaneous, net" in the first quarter of 1996 and 1995 were foreign exchange losses of $6 million and $8 million, respectively. In addition, the 1995 first quarter included a $38 million gain on the disposition of aircraft owned by Air Wisconsin, Inc.

Income Taxes
- ------------

      The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible expenses. Deferred tax assets are recognized based upon UAL's history of operating earnings and expectations for future taxable income.

Per Share Amounts
- -----------------

      In April 1996, the stockholders of UAL Corporation approved an increase in the number of authorized shares of common stock from 100 million to 200 million shares, in connection with a four-for-one split in the corporation's common stock in the form of a 300% dividend for stockholders of record at the close of business on May 6, 1996. All share and per share data have been retroactively restated to give effect to this stock split.

      During the first quarter, UAL repurchased 843,210 depositary shares, representing 843 shares of its Series B 12 1/4% preferred stock at an aggregate cost of $27 million. These transactions had no effect on earnings; however, the difference of $6 million between the cash paid and the carrying value of the preferred stock acquired is included in the computation of earnings per share.

      Per share amounts are based on weighted average common shares outstanding and were calculated after providing for dividends on preferred stock, including ESOP convertible preferred stock, of $16 million in each of the 1996 and 1995 first quarters. Common stock equivalents, including ESOP shares outstanding or committed to be released, were not included in the computations as they did not have a dilutive effect.

Prepayment of Obligations
- -------------------------

      In the first quarter of 1996, UAL repaid prior to maturity $242 million in principal amount of various debt securities, resulting in an aggregate extraordinary loss of $29 million, after a tax benefit of $18 million. The securities were scheduled for repayment periodically through 2021.

Revolving Credit Facility
- -------------------------

      In April 1996, United entered into an agreement with a syndicate of banks for a $750 million revolving credit facility expiring in 1999. Interest on drawn amounts under the facility is calculated at floating rates based on the London interbank offered rate plus a margin which is subject to adjustment based on certain changes in the credit ratings of UAL's long-term senior unsecured debt. Among other restrictions, the credit facility contains a covenant which restricts United's ability to grant liens on or otherwise encumber certain identified assets with a market value of approximately $1.1 billion.

Convertible Debentures
- ----------------------

      On March 20, 1996, UAL issued a redemption notice for all of its outstanding 6 3/8% convertible subordinated debentures, due 2025, which took place on May 1, 1996. As of March 31, 1996, holders of $306 million in principal amount of debentures exercised their right to convert the debentures into an aggregate of $166 million of cash and 976,040 shares of common stock (3,904,160 shares after the stock split). These conversions resulted in a net reduction to long-term debt of $279 million and an increase of $111 million in additional capital invested. At March 31, $5 million of the cash consideration had not been paid to these holders. An additional $291 million face amount of the debentures were converted by holders during April, resulting in cash payments of $158 million and the issuance of 929,733 shares of common stock (3,718,932 shares after the stock split). While not reflected in the balance sheet at March 31, these conversions resulted in an additional net reduction to long-term debt of $266 million and an increase of $107 million in additional capital invested.

Contingencies and Commitments
- -----------------------------

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

      At March 31, 1996, commitments for the purchase of property and equipment, principally aircraft, approximated $3.6 billion, after deducting advance payments. An estimated $1.3 billion will be spent during the remainder of 1996, $1.6 billion in 1997, $0.5 billion in 1998, and $0.2 billion in 1999 and thereafter. The major commitments are for the purchase of 23 B777 aircraft, 4 B747 aircraft and 4 B757 aircraft. The B777s are scheduled to be delivered through 1999 and the B747s and B757s are expected to be delivered in 1996.

      In addition to aircraft orders, United has arrangements with Airbus Industrie and International Aero Engines to lease an additional 19 A320 aircraft, which are scheduled for delivery through 1998. At March 31, 1996, United also had options for an additional 131 B737 aircraft, 23 B757 aircraft, 34 B777 aircraft, 40 B747 aircraft, 5 B767 aircraft and 43 A320 aircraft. Under the terms of certain of these options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options not exercised.

      United's contract with the Association of Flight Attendants ("AFA") became amendable March 1, 1996. On April 9, 1996, United announced that the flight attendants had rejected a previously announced tentative agreement. United and the AFA are now scheduled to resume traditional negotiations under the Railway Labor Act, which historically have taken two to three years to complete. While negotiations continue, the terms of United's current flight attendant agreement will remain in effect.



Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------    CONDITION  AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
      UAL's total of cash and cash equivalents and short-term investments was $891 million at March 31, 1996, compared to $1.143 billion at December 31, 1995. Cash flows from operating activities amounted to $374 million, which was net of a $250 million discretionary pension contribution. Investing activities resulted in cash flows of $288 million, mainly due to the decrease in short-term investments. Financing activities included principal payments under debt and capital lease obligations of $304 million and $48 million, respectively. Included in the debt payments above was the retirement of $242 million of long-term debt prior to maturity. Financing activities also included payments of $161 million for conversions of UAL's 6 3/8% convertible debentures and $27 million for repurchases of UAL's Series B preferred stock.

      In the first quarter of 1996, United took delivery of two A320 aircraft under operating leases and three B777 aircraft under capital leases. Property additions, including aircraft spare parts, amounted to $67 million. Property dispositions resulted in proceeds of $9 million.

      At March 31, 1996, commitments for the purchase of property and equipment, principally aircraft, approximated $3.6 billion, after deducting advance payments. An estimated $1.3 billion will be spent during the remainder of 1996, $1.6 billion in 1997, $0.5 billion in 1998, $0.2 billion in 1999 and thereafter. The major commitments are for the purchase of 23 B777 aircraft, 4 B747 aircraft and 4 B757 aircraft. The B777s are scheduled to be delivered through 1999 and the B747s and B757s are expected to be delivered in 1996.

      In addition to aircraft orders, United has arrangements with Airbus Industrie and International Aero Engines to lease 19 A320 aircraft, which are scheduled for delivery through 1998.
At March 31, 1996, United also had options for an additional 131 B737 aircraft, 23 B757 aircraft, 34 B777 aircraft, 40 B747 aircraft, 5 B767 aircraft and 43 A320 aircraft. Under the terms of certain of these options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options not exercised. Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, irrevocable external financing arrangements or other external sources.

      In April 1996, United entered into an agreement with a syndicate of banks for a $750 million revolving credit facility expiring in 1999. Interest on drawn amounts under the facility is calculated at floating rates based on the London interbank offered rate plus a margin which is subject to adjustment based on certain changes in the credit ratings of UAL's long-term senior unsecured debt. Among other restrictions, the credit facility contains a covenant which restricts United's ability to grant liens on or otherwise encumber certain identified assets with a market value of approximately $1.1 billion.

      In April 1996, the stockholders of UAL Corporation approved an increase in the number of authorized shares of common stock from 100 million to 200 million shares, in connection with a four-for-one split in the corporation's common stock in the form of a 300% dividend for stockholders of record at the close of business on May 6, 1996. Certificates representing additional shares to be received will be distributed on May 20, 1996 to entitled holders.



RESULTS OF OPERATIONS
- ---------------------
      UAL's results of operations for interim periods are not necessarily indicative of those for an entire year, as a result of seasonal factors to which United is subject. First and fourth quarter results are normally affected by reduced travel demand in the fall and winter and United's operations, particularly at its Chicago and Denver hubs and at certain east coast cities, are adversely affected by winter weather on occasion.

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

      Summary of Results
      ------------------

      UAL's earnings from operations were $62 million in the first quarter of 1996, compared to operating earnings of $38 million in the first quarter of 1995. UAL had a net loss in the 1996 first quarter of $23 million ($0.90 per share), compared to net earnings of $3 million in the same period of 1995 (a loss of $0.26 per share after preferred stock dividends). The 1996 first quarter results include an extraordinary loss of $29 million ($0.58 per share) on early extinguishment of debt.

      The per share amounts for the 1996 first quarter above include the effects on equity of the repurchase of Series B preferred stock. See "Per Share Amounts" in the notes to consolidated financial statements.

      Management believes that a more complete understanding of UAL's results can be gained by viewing them on a pro forma, "fully distributed" basis. This approach considers all ESOP shares which will ultimately be distributed to employees throughout the ESOP (rather than just the shares committed to be released) to be immediately outstanding and thus fully distributed. Consistent with this method, the ESOP compensation expense is excluded from fully distributed net earnings and ESOP convertible preferred stock dividends are not deducted from earnings attributable to common stockholders. On a fully distributed basis, UAL's net earnings for the 1996 first quarter would have been $76 million ($0.50 per share) compared to a loss of $23 million ($0.90 per share) as reported under generally accepted accounting principles. For the first quarter of 1995, fully distributed net earnings would have been $59 million ($0.38 per share) compared to $3 million (loss of $0.26 per share) as reported under generally accepted accounting principles.

      Specific factors affecting UAL's consolidated operations for the first quarter of 1996 are described below.

      First Quarter 1996 Compared with First Quarter 1995.
      ----------------------------------------------------

      Operating revenues increased $401 million (12%). United's revenue per available seat mile increased 8% to 9.57 cents. Passenger revenues increased $358 million (12%) due to a 6% increase in yield to 12.22 cents and a 6% increase in revenue passenger miles. The following analysis by market is based on information reported to the U.S. Department of Transportation:

      Atlantic revenue passenger miles increased 17% over the same period last year, with a nearly 5% increase in yield. In the Pacific, revenue passenger miles increased 9% and yield decreased 3% from the same period last year, largely due to a weakening Japanese yen to the dollar. Domestic revenue passenger miles increased 4% and Latin America increased 3%. Domestic yield increased 10% as a result of depressed yields in 1995's first quarter, a larger proportion of high yield business traffic and fare levels influenced by the expiration of the Federal passenger excise tax. United is unable to determine at this time whether or not the tax will be reinstated, and if it is, what effect it will have on the domestic pricing environment. Available seat miles increased 4% systemwide, reflecting increases of 9% in both the Atlantic and Latin America, 4% in the Pacific and 2% on Domestic routes. The system passenger load factor increased 1.7 points to 68.7%.

      Cargo revenues remained unchanged as a slight increase in freight revenues was offset by a decrease in mail revenues. Other operating revenues increased $43 million (18%) due to increases in Mileage Plus partner-related revenues and fuel sales to third parties.

      Operating expenses increased $377 million (11%) and United's cost per available seat mile increased 8%, from 8.73 cents to 9.40 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have increased 6%, from 8.49 cents to
8.98. ESOP compensation expense increased $74 million (83%), reflecting the increase in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's higher common stock price. Aircraft fuel expense increased $96 million (25%) due to a 4% increase in consumption and a 20% increase in the average price per gallon of fuel to
68.40 cents. The federal jet fuel tax which went into effect October 1, 1995, accounted for approximately $20 million of this increase. Salaries and related costs increased $56 million (5%) due mainly to increased staffing in certain customer-oriented positions. Other operating expenses increased $44 million (17%) due principally to higher fuel sales. Landing fees and other rent increased $37 million (22%) due to increased facilities rent, particularly at the new Denver International Airport. Purchased services increased $37 million (16%) due principally to volume-related increases in computer reservations fees and credit card discounts. Depreciation and amortization increased $26 million (16%) due primarily to the acquisition of 39 aircraft off operating leases in 1995 and new B777 aircraft accounted for under capital leases. Personnel expenses increased $10 million (16%), reflecting increased layover costs incurred principally in support of international operations. Food services increased $6 million (5%) due primarily to higher passenger volumes. Aircraft maintenance increased $5 million (5%) due to the timing of maintenance cycles.

      Aircraft rent decreased $9 million (4%) due to a decrease in the number of aircraft on operating leases. Commissions decreased $5 million (2%) due to savings recognized as a result of a new travel agent commission payment plan implemented in March 1995, partly offset by higher commissionable revenues.

      Other expense amounted to $52 million in the first quarter of 1996 compared to $32 million in the first quarter of 1995. Interest expense decreased $17 million (17%) due to the prepayment of long-term debt in 1995 and 1996. Equity in earnings of affiliates increased $6 million (43%) due primarily to higher Galileo earnings resulting from increased booking revenues. Included in "Miscellaneous, net" in the 1996 and 1995 first quarters were foreign exchange losses of $6 million and $8 million, respectively. In addition, the 1995 first quarter included a $38 million gain on the disposition of ten Dash 8 aircraft owned by Air Wisconsin, Inc.


OUTLOOK FOR 1996
- ----------------
      Given first quarter results, available seat miles are expected to grow approximately 3% for the full year over 1995. While yields are expected to remain strong, UAL does not necessarily expect to maintain the year-over-year growth levels reached in the first quarter. Unit cost for the full year, excluding the ESOP compensation expense, is expected to increase 2% to 3% due largely to higher revenues and fuel prices. Net interest expense for the year should be lower due to the early repayments of relatively high-interest rate debentures and the conversion of $597 million in principal amount of 6 3/8% convertible debentures.

      The information included in the previous paragraph is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, yields and expenses include the airline pricing environment, fuel costs, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, the price of UAL common stock, inflation, the general economic environment, and other factors discussed herein and in UAL's 1995 Annual Report on Form 10-K.




                             Part II
                             -------
                         Other Information
                         -----------------

Item 1.  Legal Proceedings.
- ------   -----------------

        Summers et al. v. State Street Bank and Trust Company et al. On April 14, 1995, plaintiffs filed a class action complaint against State Street Bank and Trust Company ("State Street"), the UAL Corporation Employee Stock Ownership Plan and the UAL Corporation Supplemental ESOP (together, the "Plans") in the
United States District Court for the Northern District of
Illinois. The complaint was brought on behalf of a putative class of all persons who are, or were as of July 12, 1994, participants or beneficiaries of the Plans. Plaintiffs alleged that State
Street breached various fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in connection with the 1994 purchase of UAL preferred stock by the Plans. The Plans were nominal defendants; no relief was sought from them. The complaint sought a declaration that State Street violated ERISA, restoration to the Plans by State Street of the amount of an alleged "overpayment" for the stock, and other relief. United Air Lines, Inc. ("United") is obligated, subject to certain exceptions, to indemnify State Street for part or all of an adverse judgment and State Street's defense costs. The defendants filed a motion to dismiss the complaint in its entirety on July 12, 1995. On
March 29, 1996 the judge granted defendants' motion to dismiss in its entirety. On April 15, 1996 the defendants filed with the court a motion for attorneys' fees and costs under ERISA. Thereafter, plaintiffs filed a notice of appeal of the judge's decision in favor of State Street and an opposition to defendants' motion for attorneys' fees and costs.

        Mileage Plus Class Actions - On December 10, 1993, January 18, 1994, November 3, 1994 and February 9, 1995 class actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of members of the Mileage Plus Program. The actions, as amended, claimed that various changes instituted by United in the Mileage Plus Program breached United's contracts with its program members. On October 13, 1995, the court granted United's motion to dismiss the cases with prejudice but permitted the plaintiffs to file an amended complaint. The amended complaint which was filed solely on behalf of program members who joined prior to 1988, was dismissed by the court on United's motion on March 29, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------   ---------------------------------------------------

        At the annual meeting of the stockholders of UAL Corporation on April 24, 1996, the following matters were voted upon:

           Description                               Votes
           -----------                               -----

 1.  Election of Board of Directors

        Public Directors:
          John A. Edwardson             10,953,577   For
                                            31,816   Withheld

          Gerald Greenwald              10,952,784   For
                                            32,609   Withheld

          John F. McGillicuddy          10,949,846   For
                                            35,547   Withheld

          James J. O'Connor             10,950,313   For
                                            35,080   Withheld

          Paul E. Tierney               10,941,973   For
                                            43,420   Withheld

        Independent Directors:
          Duane D. Fitzgerald                    4   For
                                                 0   Withheld

          Richard D. McCormick                   4   For
                                                 0   Withheld

          John K. Van de Kamp                    4   For
                                                 0   Withheld

          Paul A. Volcker                        4   For
                                                 0   Withheld

        ALPA  Director:
          Michael H. Glawe                       1   For
                                                 0   Withheld

        IAM Director:
          John F. Peterpaul                      1   For
                                                 0   Withheld

        Salaried/Management Employee Director:
          Joseph V. Vittoria                     3   For
                                                 0   Withheld


 2.  Approval of Charter Amendments     25,665,465  For
     in connection with Stock Split        614,924  Against
                                           160,682  Abstain
                                                 0  Broker Non-Votes


 3.  Approval of Amendment to the       19,216,994  For
     1981 Incentive Stock Plan           5,135,230  Against
                                           783,316  Abstain
                                         1,305,531  Broker Non-Votes

 4.  Ratification of the Appointment    24,967,973  For
     of Independent Public Accountants     660,115  Against
                                           812,983  Abstain
                                                 0  Broker Non-Votes

Item 5.  Other Information.
- ------   -----------------

        On March 20, 1996, UAL Corporation ("UAL") issued a notice of redemption for all of its outstanding 6-3/8% Convertible
Subordinated Debentures due 2025 (the "Debentures"). The redemption occurred on May 1, 1996. As of March 31, 1996, holders of $306 million in principal amount of the Debentures exercised their right to convert the Debentures into an aggregate of $166 million of cash and 976,040 shares of Common Stock, $.01 par value ("Common Stock"), of UAL. An additional $291 million in principal amount of the Debentures were converted by holders during April, resulting in cash payments of $158 million and the issuance of 929,733 shares of Common Stock.

        On April 24, 1996, the stockholders of UAL approved an amendment to the Restated Certificate of Incorporation of UAL to increase the number of authorized shares of its Common Stock in connection with a four-for-one stock split in the form of a 300% stock dividend to holders of record at the close of business on May 6, 1996. Certificates representing additional shares to be received will be distributed on May 20, 1996 to entitled holders.

Item 6.  Exhibits and Reports on Form 8-K.
- ------   --------------------------------

     (a) Exhibit 3.1 - Certificate of Amendment of the Restated
         Certificate of Incorporation of UAL Corporation filed in Delaware on April 26, 1996.

         Exhibit 10.1 - UAL Corporation 1981 Incentive Stock Plan as amended April 24, 1996.

         Exhibit 11 - Calculation of fully diluted net earnings per share.

         Exhibit 12.1 - Computation of Ratio of
         Earnings to Fixed Charges.

         Exhibit 12.2 - Computation of Ratio of
         Earnings to Fixed Charges and Preferred Stock
         Dividend Requirements.

         Exhibit 27 - Financial Data Schedule.

     (b) Form 8-K dated January 23, 1996 to report a press release issued regarding UAL earnings release.

         Form 8-K dated January 29, 1996 to report a press release issued regarding UAL credit improvement initiatives.

         Form 8-K dated March 19, 1996 to report a press release issued regarding UAL to redeem 6-3/8% Convertible
         Subordinated Debentures; discusses higher first quarter expectations.


SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UAL CORPORATION


                                   By:  /s/ Gerald Greenwald
                                        --------------------
                                        Gerald Greenwald
                                        Chairman and Chief
                                        Executive Officer


                                   By:  /s/ Douglas A. Hacker
                                        ---------------------
                                        Douglas A. Hacker
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (principal financial and
                                        accounting officer)




Dated:  May 3, 1996


                           Exhibit Index
                           -------------

Exhibit No.                    Description
- ----------                     -----------

3.1       Certificate of Amendment of the Restated Certificate of
          Incorporation of UAL Corporation as filed in Delaware on April 26, 1996.

10.1      UAL Corporation 1981 Incentive Stock Plan as amended
          April 24, 1996.

11        Calculation of fully diluted net earnings per share.

12.1      Computation of Ratio of Earnings to Fixed Charges.

12.2      Computation of Ratio of Earnings to Fixed
          Charges and Preferred Stock Dividend Requirements.

27        Financial Data Schedule.