Form 10-Q/A
period 1996-06-30
UAL CORP /DE/
filed 1996-10-23
CIK 100517

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

                     Yes   X            No
                         -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Outstanding at
            Class                       September 30, 1996
            -----                       ------------------
  Common Stock ($0.01 par value)            58,560,923



                             Part II
                             -------
                        Other Information
                        -----------------

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a)  *    Exhibit 10.1 - Fourth Amendment to UAL Corporation
                   Employee Stock Ownership Plan dated as of July 16,
                   1996.

              * Exhibit 10.2 - Fourth Amendment to UAL Corporation Supplemental ESOP dated as of July 16, 1996.

              * Exhibit 10.3 - Agreement, dated as of July 16, 1996, pursuant to Section 1.6(q) of the Amended and Restated Agreement and Plan of Recapitalization among UAL Corporation ("UAL"), the Air Line Pilots Association, International and the International Association of Machinists and Aerospace Workers.

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

              * Exhibit 10.5 - Supplemental Agreement No. 9 dated as of July 12, 1996 to the 747-400 Purchase Agreement. (Exhibit 10.5 hereto is filed with a request for confidential treatment of certain portions thereof.)

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

              * Exhibit 10.16 - Change Order No. 10 dated February 1, 1996 to the 757-200 Purchase Agreement. (Exhibit 10.16 hereto is filed with a request for confidential treatment of certain portions thereof.)

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

              * Exhibit 10.18 - Letter Agreement No. 6-1162-RCN-870R3 dated May 24, 1996 to the 737 Purchase Agreement, 747-400 Purchase Agreement, 757-200 Purchase Agreement, 767-300ER Purchase Agreement and 777-200 Purchase
                   Agreement. (Exhibit 10.18 hereto is filed with a request for confidential treatment of certain portions thereof.)

              * Exhibit 10.19 - Letter Agreement No. 6-1162-RCN-870R4 dated July 12, 1996 to the 737 Purchase Agreement, 747-400 Purchase Agreement, 757-200 Purchase Agreement, 767-300ER Purchase Agreement and 777-200 Purchase
                   Agreement. (Exhibit 10.19 hereto is filed with a request for confidential treatment of certain portions thereof.)

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


SIGNATURES
----------

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




Dated:  October 23, 1996



                          Exhibit Index
                          -------------


Exhibit No.          Description
----------           -----------

*     10.1    Fourth Amendment to UAL Corporation Employee Stock
              Ownership Plan dated as of July 16, 1996.

*     10.2    Fourth Amendment to UAL Corporation Supplemental
              ESOP dated as of July 16, 1996.

*     10.3    Agreement, dated as of July 16, 1996, pursuant to
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

*     10.5    Supplemental Agreement No. 9 dated as of July 12, 1996 to the
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

     10.14    Supplemental Agreement No. 7 dated July 12,
              1996 to the 757-200 Purchase Agreement. (Exhibit 10.14 hereto is filed with a request for confidential treatment of certain portions thereof.)

     10.15    Letter Agreement No. 1485-09 dated July 12,
              1996 to the 757-200 Purchase Agreement. (Exhibit 10.15 hereto is filed with a request for confidential treatment of certain portions thereof.)

*    10.16    Change Order No. 10 dated February 1, 1996 to
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

*    10.18    Letter Agreement No. 6-1162-RCN-870R3 dated
              May 24, 1996 to the 737 Purchase Agreement, 747-400
              Purchase Agreement, 757-200 Purchase Agreement, 767-
              300ER Purchase Agreement and 777-200 Purchase
              Agreement. (Exhibit 10.18 hereto is filed with a request for confidential treatment of certain portions thereof.)

*    10.19    Letter Agreement No. 6-1162-RCN-870R4 dated
              July 12, 1996 to the 737 Purchase Agreement, 747-400
              Purchase Agreement, 757-200 Purchase Agreement, 767-
              300ER Purchase Agreement and 777-200 Purchase
              Agreement. (Exhibit 10.19 hereto is filed with a request for confidential treatment of certain portions thereof.)

*    11       Calculation of fully diluted net earnings per share.

*    12.1     Computation of Ratio of Earnings to Fixed Charges.

*    12.2     Computation of Ratio of Earnings to Fixed Charges
              and Preferred Stock Dividend Requirements.

*    27       Financial Data Schedule.

__________________________
*    Previously Filed.