Form 10-K405
period 1996-12-31
UAL CORP /DE/
filed 1997-03-05
CIK 100517

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                              FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended December 31, 1996 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______________ to ______________

Commission File No. 1-6033

                          UAL CORPORATION
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

         Delaware                               36-2675207
-------------------------------               ------------------
(State or other jurisdiction of                (IRS Employer
incorporation or organization)                Identification No.)

Location: 1200 East Algonquin Road, Elk Grove Township, Illinois  60007
Mailing Address: P. O. Box 66919, Chicago, Illinois               60666
---------------------------------------------------              ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (847) 700-4000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                  ON WHICH REGISTERED
        -------------------                  -------------------

     Common Stock, $.01 par value            New York, Chicago and
                                               Pacific Stock Exchanges

     Depositary Shares each representing
     1/1,000 of a share of Series B
     Preferred Stock, without par value      New York Stock Exchange

Securities registered pursuant to Section  12(g) of the Act:

                                NONE
                                ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X         No
                       -----          ------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of common stock outstanding as of February 28, 1997 was 58,933,372. The aggregate market value of voting stock held by non-affiliates of the Registrant was $3,324,159,618 as of February 28, 1997.

                 Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 1997.

                               PART I
                               ------
ITEM 1.  BUSINESS.
------   --------

     UAL Corporation ("UAL" or the "Company") was incorporated under the laws of the State of Delaware on December 30, 1968. The world headquarters of the Company are located at 1200 East Algonquin Road, Elk Grove Township, Illinois 60007. The Company's mailing address is P.O. Box 66919, Chicago, Illinois 60666. The telephone number for the Company is (847) 700-4000.

     The Company is a holding company and its principal subsidiary is United Air Lines, Inc., a Delaware corporation ("United"), which is wholly-owned. United accounted for virtually all of the Company's revenues and expenses in 1996. United is a major commercial air transportation company.

Airline Operations
------------------

     United has been engaged in the air transportation of persons, property and mail since 1934, and certain of its predecessors began operations as early as 1926. United, which serves the United States, 29 foreign countries and two territories, is the world's largest airline as measured by revenue passenger miles flown. At the end of 1996, United served 139 airports. During 1996, United averaged 2,198 departures daily, flew a total of 117 billion revenue passenger miles, and carried an average of 224,000 passengers per day.

     United provides its domestic and international service principally through a system of hub airports at major cities. Each hub provides United flights to a network of spoke destinations as well as flights to the other United hubs. This arrangement permits travelers to fly from point of origin to more destinations without changing carriers. United has a global network of hubs primarily designed to fly travelers between North America and the Pacific, Latin America and Europe. North American hubs include Chicago, Denver, Washington, D.C., San Francisco and Los Angeles. United also operates a major hub operation at Tokyo.

     During the last several years, United has strengthened the revenue generating capability of its hub airports by (1) adding new spokes (routes to new cities), (2) adding frequencies on existing segments, and (3) entering into marketing agreements with smaller U.S. air carriers which serve less populated destinations, and with foreign carriers to better serve existing markets as well as provide service to destinations that United could not serve itself for economic or regulatory reasons. See "Alliances and Marketing Arrangements."

     Since October 1994, United has operated a service, "Shuttle by United", designed to compete with low cost carriers on routes under 750 miles. While Shuttle by United is concentrated on the West Coast, it has expanded to cover service between Denver and Las Vegas and between Denver and Phoenix in February 1997. As of February 1997, Shuttle by United was operating daily 452 flights on 23 routes between 20 cities in the western U.S. Shuttle by United is strategically important to United by providing critical feed traffic and market presence in the western U.S.

     Pacific. Asian traffic is currently served from six U.S. cities via United's Tokyo hub to Bangkok, Beijing, Hong Kong, Seoul, Shanghai and Singapore. In addition, United provides nonstop flights from San Francisco to Hong Kong, Osaka, Seoul and Taipei; from Los Angeles to Hong Kong and Osaka; and from Honolulu and Guam to Osaka. Additionally, United provides service from Osaka to Seoul. United holds significant traffic rights "beyond" Japan and as capacity at Japan's two major airports, Narita and Kansai, increases, United hopes to add service from Japan to other Asian points. During 1996 United began new service from Kansai to Seoul.

     South Pacific traffic to Sydney is served from Los Angeles and San Francisco, while traffic to Auckland and Melbourne is served from Los Angeles. Based on reports filed with the Department of Transportation, in 1996, United was the leading U.S. carrier in the Pacific in revenue passenger miles and available seat miles. During 1996, United's Pacific division accounted for 21% of United's revenues.

     Europe. Service between the U.S. and Europe is provided by: flights from six U.S. cities to London with connecting service at London to Amsterdam and New Delhi; flights from three U.S. cities to Paris; nonstop service from Washington Dulles to Amsterdam, Brussels, Frankfurt, Milan and Zurich; and nonstop service from Chicago to Dusseldorf and Frankfurt. United plans to initiate a second nonstop flight between Chicago and London Heathrow in April 1997 operating from April to the end of October.

     Latin America. Service between the U.S. and Latin America is provided by flights to twelve Latin American cities in ten countries from a number of cities in the U.S. Seven Latin American cities are served nonstop from Miami, three nonstop flights from Los Angeles, three from New York-Kennedy, and one each from Chicago-O'Hare and Washington Dulles. United plans to initiate nonstop service from Chicago to Sao Paulo, Brazil in November 1997.

     Operating revenues attributed to United's foreign operations, including service between the U.S. and foreign destinations, were approximately $5.6 billion in 1996, $5.3 billion in 1995 and $4.9 billion in 1994.

     Alliances and Marketing Arrangements. United, in cooperation with other airlines, has formed alliances that seek to increase the customer's choice of destinations and simplify the travel experience. Alliances include "code share" flights which are operated by one airline, but are listed with special flight code numbers as a flight of each airline. Alliances with international carriers have allowed United to participate in markets that it is unable to serve on-line for commercial or governmental reasons and to add new on-line United destinations and frequencies. Through joint frequent flyer participation, code sharing of operations, reservations, baggage handling, flight schedules and other enhanced customer service coordination, the alliance carriers' goal is to provide each of their customers a seamless global travel network.

     United's principal global alliance partner is Germany's flag carrier, Lufthansa. Through Lufthansa, United has dramatically increased its trans-Atlantic operations to Europe and beyond, including Eastern Europe and states of the former Soviet Union. United and Lufthansa received antitrust immunity on May 20, 1996 from the U.S. Department of Transportation, allowing the carriers to expand and enhance their level of cooperation.

     United also implemented a code-share alliance in 1996 with the Scandinavian flag carrier, SAS. United, Lufthansa and SAS received integrated antitrust immunity for their three-way alliance on November 1, 1996. Other major alliance partners include Air Canada, Ansett (which operates in both Australia and New Zealand) and British Midland. After the U.S. and Thailand entered into a new bilateral agreement, United and Thai Airways International began planning for the implementation of the code-sharing provisions of their comprehensive marketing arrangement; that agreement has been approved in part; final approval is pending before the U.S. Department of Transportation. Also, United has entered into similar alliance arrangements with Air New Zealand and Mexicana which are expected to be implemented in 1997. United's other alliance partners include Aloha Airlines, Gulfstream International Airlines, Inc., TW Express, ALM Antillean Airlines, Emirates, Saudi Arabian Airlines, Cayman Airways, Aeromar and Aeromexico.

     In addition, United has a marketing program in North America, known as the United Express program, under which six independent regional carriers, utilizing mainly turboprop equipment, feed United hubs and international gateways. Currently, the carriers in the United Express program provide service on United to 179 airports.

     Cargo Service. United's cargo operations accounted for approximately 5% of the Company's operating revenues in 1996. In 1997, United entered the Asian and trans-Pacific cargo markets by introducing all cargo service between the U.S. and Asia operating DC-10-30F aircraft. United began operating two DC-10-30F aircraft in March 1997 serving Chicago, Los Angeles, Anchorage, Osaka, Manila and Taipei; and in September 1997 United plans to operate another two aircraft which will expand service to New York, San Francisco and Tokyo.

     Mileage Plus Program. United established the Mileage Plus frequent flyer program to retain and develop passenger loyalty by offering awards to frequent travelers for their business. Mileage Plus members earn mileage credit for flights on United, Shuttle by United, United Express and certain other participating airlines, or by utilizing services of other program participants, including hotels, car rental companies and bank credit card issuers. United sells mileage credits to the other companies participating in the program. Mileage credits can be redeemed for free, discounted or upgraded travel on United and other participating airlines, or for other travel industry awards. The program contains certain restrictive provisions including expiration dates and blackout dates and capacity controlled bookings, which substantially limit the use of the awards on certain flights.

     Under the Mileage Plus program, award travel is priced at two levels, Saver Awards which have restrictions and Standard Awards which, for a higher mileage redemption level, carry no restrictions. Saver Awards and Standard Awards require 25,000 and 40,000 miles, respectively, for economy class travel within the continental United States. Effective for travel January 1998 and beyond, United announced a requirement of a Saturday night stay and 14 day advance purchase for Saver Award travel. In addition, flight miles earned on paid Air Canada, Lufthansa, SAS and Thai Airways International flights will be credited toward Mileage Plus Premier status starting in 1997.

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

     At December 31, 1996 and 1995, it was estimated that the total number of outstanding awards was approximately 6.1 million and 6.0 million, respectively. United estimated that 4.7 million and 4.6 million, respectively, of such awards could be expected to be redeemed and, accordingly, had recorded a liability amounting to $195 million and $195 million, respectively, at December 31, 1996 and 1995. The difference between the awards expected to be redeemed and the total awards outstanding is the estimate, based on historical data, of awards (1) which will never be redeemed, (2) which will be redeemed for other than free trips, or (3) which will be redeemed on partner carriers.

     The number of awards used on United were 1.5 million, 1.8 million and 1.9 million for the years 1996, 1995 and 1994, respectively. Such awards represented 7%, 8.2% and 9.1% of United's total revenue passenger miles for each period, respectively. With these percentages, seat availability and restrictions on the use of free travel awards, the displacement, if any, of revenue passengers by users of Mileage Plus awards is minimal.

Selected Operating Statistics
-----------------------------

     The following table sets forth certain selected operating data for United:
                                     Year Ended December 31
                                     ----------------------

                              1996     1995     1994     1993     1992
                              ----     ----     ----     ----     ----
Revenue Aircraft Miles
   (millions) (a)              839      817      776      756      695
Revenue Aircraft
   Departures              785,820  780,864  731,284  746,665  721,504
Available Seat Miles
   (millions) (b)          162,843  158,569  152,193  150,728  137,491
Revenue Passenger Miles
   (millions) (c)          116,697  111,811  108,299  101,258   92,690
Revenue Passengers
   (thousands)              81,945   78,808   74,241   69,814   66,692
Average Passenger Jourey
   (miles)                   1,424    1,419    1,459    1,450    1,390
Average Flight Length
   (miles)                   1,068    1,046    1,062    1,013      964
Passenger Load Factor (d)    71.7%    70.5%    71.2%    67.2%    67.4%
Break-even Load Factor (e)   66.0%    66.1%    68.2%    65.5%    70.6%
Average Yield Per Revenue
   Passenger Mile
   (in cents) (f)             12.4     11.8     11.3     11.6     11.3
Cost Per Available Seat
   Mile Excluding ESOP
   Charges (in cents) (g)     8.91     8.55     8.64       --       --
Cost Per Available Seat
   Mile (in cents) (h)         9.3      8.9      8.8      8.5      8.9
Average Fare Per Revenue
   Passenger               $176.52  $167.84  $165.61  $169.00  $153.17
Average Daily Utilization
   of each Aircraft
   (hours:minutes) (i)        8:47     8:42     8:28     8:30     8:19

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

Industry Conditions
-------------------

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

     The results of operations in the air travel business historically fluctuate in response to general economic conditions.
In addition, the airline business is characterized by a high degree of operating leverage. As a result, the economic environment and small fluctuations in United's yield (passenger revenue per revenue passenger mile) and cost per available seat mile can have a significant impact on operating results. The Company anticipates that seasonal factors and general economic conditions, in addition to industrywide fare levels, capacity growth, labor and fuel costs, competition from other airlines, taxes, U.S. and international government policies and other factors, will continue to impact its operating results.

     Competition and Fares. The airline industry is highly competitive. In domestic markets, new and existing carriers are free to initiate service on any route. United faces competition from other carriers on virtually every route it serves. In United's domestic markets, these competitors include all of the other major U.S. airlines as well as smaller carriers, some of which have lower cost structures than United. United's response in some markets to these lower cost structures has been the consummation of the employee stock ownership transaction which took place on July 12, 1994 and allowed United to lower its labor costs and introduce Shuttle by United, a short-haul, high frequency operation.

     United's marketing strategy is driven by four principal factors: schedule convenience, customer satisfaction, frequent flyer program and price. United seeks to attract travelers through convenient scheduling, high quality service, a frequent flyer program designed to reward and recognize customer loyalty and competitive pricing. From time to time, excess aircraft capacity and other factors such as the cash needs of financially distressed carriers induce airlines to engage in "fare wars." Such factors can have a material adverse impact on the Company's revenues. The Company maintains yield and inventory management programs designed to manage the number of seats offered in various fare categories in order to enhance the effectiveness of fare promotions and maximize revenue production on each flight.

     In its international service, United competes not only with U.S. carriers but also with national flag carriers of foreign countries, which in certain instances enjoy forms of governmental support which are not available to U.S. carriers. Competition on certain international routes is subject to varying degrees of governmental regulations (see "Government Regulation"). United has advantages over foreign air carriers in its ability to generate U.S.-origin-destination traffic from its integrated domestic route systems, and because foreign carriers are prohibited by law from carrying local passengers between two points in the United States. On the other hand, U.S. carriers in many cases are constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments. To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements which allow the carriers to provide feed to each other's flights. (See "Alliances and Marketing Arrangements").

     Computer Reservations Systems. Travel agents account for a substantial percentage of United's sales. The use of electronic distribution systems has been a key factor in the marketing and distribution of airlines' products.

     United, through a wholly-owned subsidiary, owns 38% of Galileo International Partnership ("Galileo"), formerly known as Covia, and 77% of Apollo Travel Services Partnership ("ATS"). These two general partnerships own and market computer reservation system ("CRS") products and services. Galileo owns the Apollo and Galileo CRSs and markets CRS services worldwide through a system of national distribution companies. ATS markets Apollo CRS products and services to travel agencies in the United States, Mexico and the Caribbean.

     Competition among CRS vendors is intense, and services similar to those offered by ATS and Galileo are marketed by several air carriers and other concerns, both in the United States and worldwide. In the European and Pacific CRS market, various consortia of foreign carriers have formed CRSs to be marketed in countries in which the owning carriers have a substantial presence.

Government Regulation
---------------------

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

     In connection with its international services, United is required to file with the DOT and observe tariffs establishing the fares charged and the rules governing the transportation provided.
In certain cases, fares and schedules require the approval of the relevant foreign governments. In addition, United's operating authorities in international markets are governed by the aviation agreements between the United States and foreign countries. United's ability to serve some foreign markets and its expansion in many foreign markets is presently restricted by lack of aviation agreements allowing such service or, in some cases, by the restrictive terms of such agreements.

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

     Airport Access. United's operations at Chicago-O'Hare International Airport, JFK International, New York LaGuardia and Washington National, are limited by the "high density traffic rule" administered by the FAA. Under this rule, take-off and landing rights ("slots") required for the conduct of domestic flight operations may be bought, sold or traded. Under the high density rule, carriers are required to relinquish slots to the FAA for reallocation if they fail to meet certain minimum use standards.

     United currently holds a sufficient number and distribution of slots at airports subject to the high density rule to support its operations, although its ability to expand could be constrained if sufficient additional slots were not available on satisfactory terms. If an alternative to the current system were to be proposed and adopted, no assurance can be given that such an alternative would preserve United's investment in slots already acquired or that slots adequate for future operations would be available.

     United currently has a sufficient number of leased gates and other airport facilities at the cities it serves to meet its and near term needs. From time to time, expansion by United at certain airports may be constrained by insufficient availability of gates on attractive terms. United's ability to expand its international operations in the Pacific, Europe and Latin America is subject to restrictions at many of the airports in these regions, including noise curfews, slot controls and absence of adequate airport facilities.

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

     Environmental Regulations. The Airport Noise and Capacity Act of 1990 ("ANCA") requires the phase-out by December 31, 1999 of Stage 2 aircraft operations, subject to certain waivers. The FAA has issued final regulations which require carriers to modify or reduce the number of Stage 2 aircraft operated by 25% by December 31, 1994, 50% by December 31, 1996, 75% by December 31, 1998 and
100% by December 31, 1999. Alternatively, a carrier could satisfy compliance requirements by operating a fleet that is at least 55% Stage 3 by December 31, 1994, 65% Stage 3 by December 31, 1996, 75% Stage 3 by December 31, 1998 and 100% Stage 3 by December 31, 1999. At December 31, 1996, United operated 427 Stage 3 aircraft representing 72% of United's total operating fleet, and thus is in compliance with these regulations.

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

     United has been identified by the EPA as a potentially responsible party with respect to Superfund and Resource Conservation and Recovery Act sites involving soil and groundwater contamination at the Bay Area Drum Site in San Francisco, California, the Chemsol, Inc. Site in Piscataway, New Jersey, the Petrochem/Ekotek Site in Salt Lake City, Utah, the Monterey Park Site at Monterey Park, California, the West Contra Costa Sanitary Landfill Site in Richmond, California, and the Douglasville Site in Berks County, Pennsylvania. Because of the limited nature of the volume of pollutants allegedly contributed by United to the above sites, the outcome of these matters is not expected to have a material adverse effect on United's financial condition. In addition, United is aware of soil and groundwater contamination present on its leaseholds at several U.S. airports. United is investigating these sites, assessing its obligations under applicable environmental regulations and lease agreements and, where appropriate, remediating these sites. Remediation of these sites, for which United may be responsible, is not expected to have a material adverse effect on United's financial condition.

     Other Government Matters. Besides the DOT and the FAA, other federal agencies with jurisdiction over certain aspects of United's operations are the Department of Justice (Antitrust Division and Immigration and Naturalization Service), the Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor (Office of Federal Contract Compliance Programs of the Employment Standards Administration), the National Mediation Board, the National Transportation Safety Board, the Treasury Department (U.S. Customs Service), the Federal Communications Commission (use of radio facilities by aircraft), and the United States Postal Service (carriage of domestic and international mail). In connection with its service to cities in other countries, United is subject to varying degrees of regulation by foreign governments.

     In time of war or during an unlimited national emergency or civil defense emergency declared by the President or the Congress of the United States, or in a situation short of this if approved by the Director of the Office of Emergency Preparedness, the Commander in Chief, the Department of the Air Force Air Mobility Command ("AMC") or any official designated by the President to coordinate all civil and defense mobilization activities, United may be required to provide airlift services to the AMC under the Civil Reserve Air Fleet Program. As of February 1, 1997, up to 26 B747 and 13 DC-10 aircraft in United's fleet could be subject to these requirements.


Fuel
----

     United's results of operations are significantly affected by the price and availability of jet fuel. Based on 1996 fuel consumption, every $.01 change in the average annual price-per-gallon of jet fuel caused a change of approximately $29 million in United's annual fuel costs. The table below shows United's fuel expenses, fuel consumption, average price per gallon and fuel as a percent of total operating expenses for annual periods from 1992 through 1996:

                        1996     1995     1994     1993      1992
                        ----     ----     ----     ----      ----
Fuel expense,
  including tax
  (in millions)       $2,082   $1,680   $1,585   $1,718    $1,679
Gallons consumed
  (in millions)        2,883    2,822    2,697    2,699     2,529
Average cost per
  gallon (in cents)     72.2     59.5     58.8     63.6      66.4
% of total
  operating expenses     14%      12%      12%      13%       14%


     United's average fuel cost per gallon in 1996 was 21.3% higher than in 1995. Changes in fuel prices are industry-wide occurrences that benefit or harm United's competitors as well as United although fuel hedging activities may affect the degree to which fuel price changes affect individual companies. Lower fuel prices may be offset by increased price competition and lower revenues for all air carriers, including United. There can be no assurance that United will be able to increase its fares in response to any increases in fuel prices in the future.

     United purchases its fuel under supply contracts with U.S. and international oil companies. To assure adequate supplies of fuel and provide a measure of control over fuel costs, United ships fuel on major pipelines and stores fuel close to its major hub locations. Although United has not experienced any problem with fuel availability in the past few years and does not anticipate any in the near future, it is impossible to predict the future availability of jet fuel. If there were major reductions in the availability of jet fuel, United's business would be adversely affected.

Insurance
---------

     United carries liability insurance of a type customary in the air transportation industry, in amounts which it deems adequate, covering passenger liability, public liability and property damage liability. The amount recoverable by United under aircraft hull insurance covering all damage to its aircraft is not subject to any deductible amount in the event of a total loss.

Employees - Labor Matters
-------------------------

     UAL is the world's largest majority employee-owned company. At December 31, 1996, the Company and its subsidiaries had approximately 87,628 employees, of which approximately 85,921 were employed by United (approximately twelve percent of whom are part-time employees) and 1,707 were employed by United's subsidiaries. Approximately 60% of United's employees were represented by various labor organizations.

     The employee groups, number of employees, labor organization and current contract status for each of United's major collective bargaining groups as of December 31, 1996 are as follows:

                              Number of                Contract Open
       Employee Group         Employees      Union     For Amendment
       --------------         ---------      -----     -------------
       Mechanics, ramp
       servicemen & other
       ground employees         23,933        IAM      July 12, 2000 *

       Flight attendants        19,419        AFA      March 1, 1996

       Pilots                    8,432        ALPA     April 12, 2000 *
       ___________________________
       *  However, certain provisions become amendable at a later date.

     United's relations with these labor organizations are governed by the Railway Labor Act. Under this Act, collective bargaining agreements between United and these organizations become amendable upon the expiration of their stated term. If either party wishes to modify the terms of any such agreement, it must notify the other party before the contract becomes amendable. After receipt of such notice, the parties must meet for direct negotiations and, if no agreement is reached, either party may request that a mediator be appointed. If no agreement is reached, the National Mediation Board (the "NMB") may determine, at any time, that an impasse exists and may proffer arbitration.

     Either party may decline to submit to arbitration. If arbitration is rejected, a 30-day "cooling off" period commences, following which the labor organization may strike and the airline may resort to "self-help," including the imposition of its proposed amendments and the hiring of replacement workers. However, if the NMB determines that a dispute threatens substantially to interrupt interstate commerce and notifies the President, the President can delay a strike for a limited time by creating an emergency board to investigate the dispute and report to the President.

     For information regarding the status of the mid-term wage adjustment and other labor agreement negotiations, see "Other Information - Labor Agreements and Wage Adjustments" of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES.
------   ----------

Flight Equipment
----------------

     As of December 31, 1996, United's operating aircraft fleet totaled 564 jet aircraft, of which 266 were owned and 298 were leased. These aircraft are listed below:

                       Average                                    Average
  Aircraft Type      No. of Seats    Owned    Leased*   Total   Age (Years)
  -------------      ------------    -----    -------   -----   -----------

  A320-200               144           4        32        36        2
  B727-222A              147          59        16        75       18
  B737-200               109          38         0        38       28
  B737-200A              109          24         0        24       17
  B737-300               126          10        91       101        8
  B737-500               108          27        30        57        5
  B747-100               434          14         0        14       25
  B747-200               346           2         7         9       18
  B747-400               387           5        21        26        5
  B757-200               188          37        55        92        5
  B767-200               168          19         0        19       14
  B767-300ER             206           3        20        23        4
  B777-200               292           3        13        16        1
  DC10-10                287          18         8        26       21
  DC10-30                298           3         5         8       17

  TOTAL OPERATING
  FLEET                              266       298       564       11
                                     ===       ===       ===       ==

    * United's aircraft leases have initial terms of 4 to 26 years, and expiration dates range from 1998 through 2020. Under the terms of leases for 289 of the aircraft in the operating fleet, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost.


     As of December 31, 1996, 61 of the 266 aircraft owned by United were encumbered under debt agreements.

     In 1996 United took delivery of 21 new aircraft, seven A320-
200s, two B747-400s, four B757-200s and eight B777-200s. United also retired fifteen aircraft, seven B737-200s, three B747-100s and five DC10-10s.

     As of December 31, 1996, United had 24 A319-100s, 14 A320-200s,
20 B777-200s, 21 B747-400s and six B757-200s on order which are scheduled to be delivered between 1997 and 2002. The following table sets forth United's firm aircraft orders and expected delivery schedules as of December 31, 1996:

       Aircraft Type    Number     To Be Delivered       Delivery Rate
       -------------    ------     ---------------       -------------

        A319-100           24        1997-1999            0-3 per month
        A320-200           14        1997-1998            0-2 per month
        B747-400           21        1997-2002            0-2 per month
        B757-200            6        1997-1999            0-1 per month
        B777-200           20        1997-1999            0-3 per month
                           --
        Total              85

     For further information regarding United's leases and commitments, see Notes (9) and (18), respectively, to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" and "Liquidity and Capital Resources - Capital Commitments" of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Ground Facilities
-----------------

     In the vicinity of O'Hare, United owns a 106 acre complex consisting of over one million square feet of office space for its world headquarters, a computer facility and a training center.

     United's Maintenance Operation Center ("MOC") at San Francisco International Airport occupies 129 acres of land, three million square feet of floor space and 12 aircraft hangar docks under lease expiring in 2003, with an option to extend for ten years. Heavy maintenance of aircraft and component maintenance for most of United's fleet occurs at the MOC. United has a major facility at the Oakland, California airport which is dedicated to airframe maintenance. United also has line aircraft maintenance facilities at 64 domestic and international locations.

     United's Indianapolis Maintenance Center ("IMC") operates under a lease with the Indianapolis Airport Authority which expires in 2031. IMC is a major aircraft maintenance and overhaul facility and is being used for maintenance of Boeing 737 and 757 aircraft. United is expanding its operations at IMC to maintain its fleets of Boeing 767 aircraft at the facility in the future.

     United operates under a lease and use agreement expiring in 2025 at Denver International Airport and occupies 44 gates and over one million square feet of exclusive or preferential use terminal building space. United's flight training center located at the former Stapleton International Airport was purchased by United from the City and County of Denver in January, 1997. This flight training center presently consists of four buildings with a total of more than 300,000 square feet located on 22 acres of land. An additional building is currently under construction by United and, when completed, the training center will accommodate 36 flight simulators and over 90 computer-based training stations, as well as cockpit procedures trainers, autoflight system trainers and emergency evacuation trainers.

     United has entered into various leases relating to its use of airport landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves. Major leases expire at Chicago O'Hare in 2018, San Francisco in 2011, Washington Dulles in 2014 and Los Angeles in 2021. In many cases United has constructed, at its expense, the buildings it occupies on its leased properties. In general, buildings and fixtures constructed by United on leased land are the property of the lessor upon the expiration of such leases. United also has leased and improved ticketing, sales and general office space in the downtown and outlying areas of most of the larger cities in its system.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

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

1. Travel Agency Commission Litigation -- United and six other airlines were sued in various courts around the nation by travel agents and the American Society of Travel Agents claiming as a class action that the carriers acted collusively in violation of federal antitrust laws when they imposed a cap on ticket sales commissions payable to travel agencies by the carriers. The cases were consolidated before the federal court in Minneapolis. As relief, the plaintiffs sought an order declaring the carriers' commission cap action to be illegal and the recovery of damages (trebled) to the agencies resulting from that action. On September 3, 1996, the remaining parties (one defendant had settled earlier in the case) agreed to settle the case by defendants' payment of money in return for the plaintiffs' dismissal with prejudice of this lawsuit and a full release. United's share of the settlement is $19.5 million.
The caps on ticket sales commissions were unaffected by this settlement. The court approved the final settlement on January 28, 1997.

2. Summers et al. v. State Street Bank and Trust Company et al. -- On April 14, 1995, plaintiffs filed a class action complaint against State Street Bank and Trust Company ("State Street"), the UAL Corporation Employee Stock Ownership Plan and the UAL Corporation Supplemental ESOP (together, the "Plans") in the United States District Court for the Northern District of Illinois. The complaint was brought on behalf of a putative class of all persons who are, or were as of July 12, 1994, participants or beneficiaries of the Plans. Plaintiffs alleged that State Street breached various fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in connection with the 1994 purchase of UAL preferred stock by the Plans. The Plans were nominal defendants; no relief was sought from them. The complaint sought a declaration that State Street violated ERISA, restoration to the Plans by State Street of the amount of an alleged "overpayment" for stock, and other relief. United is obligated, subject to certain exceptions, to indemnify State Street for part or all of an adverse judgment and State Street's defense costs. The defendants filed a motion to dismiss the complaint in its entirety on July 12, 1995. On March 29, 1996 the judge granted defendants' motion to dismiss in its entirety. On April 15, 1996 the defendants filed with the court a motion for attorneys' fees and costs under ERISA. Thereafter, plaintiffs filed a notice of appeal of the judge's decision in favor of State Street and an opposition to defendants' motion for attorneys' fees and costs. The United States Court of Appeals for the Seventh Circuit upheld the judge's decision in favor of State Street. State Street's motion to recover its attorneys' fees is pending before the district court.

3. GEC-Marconi Claim -- On April 4, 1996 United filed suit in the Circuit Court of Cook County, Illinois, Law Division, against GEC-Marconi Inflight Systems Overseas, Ltd. ("GMIS"), its Boeing 777 inseat video vendor, claiming breach of contract for GMIS's failure to deliver the contracted product in the specified time frame, and seeking monetary and injunctive relief. United also named in the suit GEC-Marconi Inflight Systems, Inc. ("GMIS, Inc."), its 777 video maintenance provider, seeking declaratory relief on the maintenance contract. On July 19, 1996 GMIS and GMIS, Inc. filed a counterclaim against United seeking in excess of $240 million for various alleged breaches of contract by United, plus consequential damages and attorney's fees and costs, relating to the same product purchase agreement (which, in addition, included a Boeing 747 and 767 retrofit order that United terminated on April 4, 1996) and maintenance service agreement which form the basis of United's complaint, as well as an alleged June 1996 "agreement" that had been the subject of negotiations between the parties but was never signed by United regarding interim arrangements between the parties. GMIS and GMIS, Inc. also seek injunctive relief to enforce the alleged "agreement" and prevent United from obtaining substitute goods from other vendors. On August 1, GMIS and GMIS, Inc. filed an emergency motion on the claims for injunctive relief. On August 28, the judge denied GMIS' and GMIS, Inc.'s motion for a preliminary injunction. On October 28, 1996 GMIS filed a Petition for Replevin seeking to recover certain spare parts and consigned inventory currently in United's possession. On November 26, 1996, the court denied GMIS's petition upon United's motion. On December 23, 1996, United filed an amended complaint, and GMIS filed an amended counterclaim on December 31, 1996. The parties have exchanged preliminary discovery documents.

4. Fry v. UAL Corp. -- On February 21, 1990, a purported class action complaint was filed in the U.S. District Court for the
Northern District of Illinois, Eastern Division.   This complaint was
brought by several UAL stockholders, purportedly on behalf of all of UAL stockholders who sold puts or common stock from October 29, 1987 through December 8, 1987. The complaint alleged that UAL committed common law fraud and violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and the Illinois Deceptive Trade Practices Act by falsely announcing that it intended to distribute proceeds of sales of non-core businesses as a special dividend, when in fact it was negotiating a cash tender offer for the buyback of shares. Plaintiffs claimed $160 million in damages, plus attorneys' fees, fees and costs of plaintiff's accountants and experts and other costs and disbursements. UAL's motion for summary judgment was granted on August 11, 1995, and that decision was affirmed by the Seventh Circuit on May 23, 1996. On October 9, 1996, plaintiffs filed a petition for certiorari with the U.S. Supreme Court. The Court denied the petition on November 12, 1996.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     Information regarding the executive officers of the Company is as follows:

     GERALD GREENWALD. Age 61. Mr. Greenwald has been Chairman and Chief Executive Officer of the Company and United since July 12, 1994. Prior to joining the Company, he served as Chairman of Tatra Truck Company, Czech Republic (a truck manufacturer) from March 1993 until July 1994. Mr. Greenwald previously served as President of Olympia & York Developments Limited (a real estate development company that was in the process of a financial restructuring at the time Mr. Greenwald agreed to serve as president and certain subsidiaries of which filed for protection under federal bankruptcy laws in connection with such restructuring) from April 1992 until March 1993, and as Managing Director of Dillon Read & Co. Inc. (an investment banking firm) in 1991-1992.

     JOHN A. EDWARDSON. Age 47. Mr. Edwardson has been President since July 12, 1994 and Chief Operating Officer since March 30, 1995 of the Company and United and a member of the board of directors of the Company since July 12, 1994. Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer of Ameritech Corporation (a telecommunications company) from 1991 to July 1994.

     JOSEPH R. O'GORMAN, JR. Age 53. Mr. O'Gorman has been Executive Vice President of the Company since February 18, 1991 and Executive Vice President - Fleet Operations and Administration of United since April 1, 1995. He served as Executive Vice President - Operations of United from April 30, 1992 to March 31, 1995. He had served as Executive Vice President - Flight Services of United since February 25, 1991.

     STUART I. ORAN. Age 46. Mr. Oran has been Executive Vice President - Corporate Affairs and General Counsel of the Company and United since July 12, 1994. Prior to joining the Company, he was a corporate partner with Paul, Weiss, Rifkind, Wharton and Garrison, a law firm he joined in 1974.

     DOUGLAS A. HACKER. Age 41. Mr. Hacker has been Senior Vice President and Chief Financial Officer of the Company and United since July 12, 1994 and had been Senior Vice President - Finance of United beginning March 8, 1993. Prior to joining United, Mr. Hacker served as Vice President - Corporate and Fleet Planning at American Airlines, Inc. (an air carrier) since 1991.

     CHRISTOPHER D. BOWERS. Age 49. Mr. Bowers has been Senior Vice President - International of United since April 1, 1995. Prior to assuming his current position, he was Vice President and General
Sales Manager of the Sales Division since April 1, 1988.

     DAVID COLTMAN.  Age 54.  Mr. Coltman has been Senior Vice
President - Marketing of United since April 1, 1995. Previously, Mr. Coltman served as Vice President - Atlantic Division in London since January 25, 1989.

     RONO DUTTA. Age 45. Mr. Dutta has been Senior Vice President - Planning of United since November 7, 1994 and became an executive officer of United on April 1, 1995. His prior positions with United include Vice President - Cargo from September to November of 1994, Vice President - U2 Development from April to September of 1994, Vice President - Management Information Systems from July 1993 to April 1994, Senior Vice President - Maintenance Operation from May 1992 to July 1993, and Vice President - Base Maintenance Operations from June 1991 to May 1992.

     JAMES E. GOODWIN. Age 52. Mr. Goodwin has been Senior Vice President - North America of United since April 1, 1995. He had served as Senior Vice President - International of United since May 1992. Prior thereto, he was Senior Vice President - Maintenance Operations since January 1991.

     WILLIAM P. HOBGOOD. Age 58. Mr. Hobgood has been Senior Vice President - People of United since March 1, 1997. Prior to joining United, he was in private practice as an attorney specializing in mediation and arbitration since 1981, including labor-management issues.

     There are no family relationships among the executive officers of the Company. The executive officers of the Company serve at the discretion of the board of directors.


                               PART II
                               -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS.
         -------------------

     The Company's Common Stock, $.01 par value (the "Common Stock"), is traded principally on the New York Stock Exchange (the "NYSE") under the symbol UAL, and is also listed on the Chicago Stock Exchange and the Pacific Stock Exchange. The following sets forth for the periods indicated the high and low sales prices per share of the Company's Common Stock on the NYSE Composite Tape.

COMMON STOCK:
                          High                Low
                          ----                ---
  1996:

       1st quarter       $53 11/16           $38 9/16
       2nd quarter        60 1/8              50 1/4
       3rd quarter        56 5/8              41 1/2
       4th quarter        64 3/4              43 1/4

  1995:
       1st quarter        26 13/16            21 29/32
       2nd quarter        35 3/4              26
       3rd quarter        43                  34 3/8
       4th quarter        52 31/32            41 1/2

     On May 6, 1996 UAL's Common Stock split four-for-one in the form of a 300% stock dividend to holders of record at the close of business on that date. The per share prices above have been adjusted for the stock split.

     No dividends have been declared on the Company's common stock during the past five years. The payment of any future dividends on the Common Stock and the amount thereof will be determined by the Board of Directors of the Company in light of earnings, the financial condition of the Company and other relevant factors. At March 1, 1997, based on reports by the Company's transfer agent for the Common Stock, there were 12,976 common stockholders of record. In addition, there were 3,878 holders of record of the Company's old common stock, $5 par value, who have not tendered their stock certificates as a result of the employee stock ownership transaction.



Item 6.   Selected Financial Data
---------------------------------

(In Millions, Except Per Share)       Year Ended December 31

                               1996     1995     1994     1993     1992
                               ----     ----     ----     ----     ----
Operating revenues           $16,362  $14,943  $13,950  $13,325  $11,853
Earnings (loss) before
 extraordinary item and
 cumulative effect of
 accounting changes              600      378       77      (31)    (417)
Extraordinary loss on
 early extinguishment of
 debt, net of tax                (67)     (29)       -      (19)       -
Cumulative effect of
 accounting changes,
 net of tax                        -        -      (26)       -     (540)
Net earnings (loss)              533      349       51      (50)    (957)
Per share amounts, fully diluted:
 Earnings (loss) before
  extraordinary item and
  cumulative effect of
  accounting changes            5.82     5.18     0.19    (0.66)   (4.34)
 Extraordinary loss on early
  extinguishment of debt       (0.78)   (0.40)       -    (0.19)       -
 Cumulative effect of
  accounting changes               -        -    (0.34)       -    (5.60)
 Net earnings (loss)            5.04     4.78    (0.15)   (0.85)   (9.94)
Total assets at year-end      12,677   11,641   11,764   12,840   12,257
Long-term debt and capital
 lease obligations, including
 current portion, and
 redeemable preferred stock    3,385    4,102    4,077    3,735    3,783

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------
     This section contains forward-looking statements which are identified with an asterisk (*). Factors that could significantly impact the expected results implied in the forward-looking statements are listed in the last paragraph of the section, "Outlook for 1997."

      On July 12, 1994, the shareholders of UAL Corporation ("UAL") approved a plan of recapitalization that provides an approximately 55% equity and voting interest in UAL to certain employees of United Air Lines, Inc. ("United") in exchange for wage concessions and work-rule changes. The employees' equity interest is being allocated to individual employee accounts through the year 2000 under Employee Stock Ownership Plans ("ESOPs") which were created as part of the recapitalization. Since the ESOP shares are being allocated over time, the current ownership interest held by employees is substantially less than 55%. The entire ESOP voting interest is currently exercisable, which generally will be voted by the ESOP trustee at the direction of, and on behalf of, the employees participating in the ESOPs.

Liquidity and Capital Resources

Liquidity -
      UAL's total of cash and cash equivalents and short-term investments was $697 million at December 31, 1996, compared to $1.143 billion at December 31, 1995. Operating activities during the year generated $2.453 billion. Cash was used primarily to repay long-term debt and to fund net additions to property and equipment. In addition to the early extinguishment of $641 million in principal amount of various debt securities, UAL made mandatory repayments of long-term debt totaling $150 million and payments under capital lease obligations of $112 million during the year. Financing activities also included payments of $324 million for conversions of all of UAL's outstanding 6 3/8% convertible debentures, $84 million for repurchases of UAL's Series B preferred stock and deposits of an equivalent $110 million in Japanese yen with certain banks in connection with the financing of certain capital lease transactions.

      In 1996, United took delivery of seven A320, eight B777, four B757 and two B747 aircraft. Thirteen of these aircraft were purchased, three were acquired under operating leases and five were acquired under capital leases.
Property additions, including aircraft, aircraft spare parts, facilities and ground equipment, amounted to $1.538 billion, while property dispositions resulted in proceeds of $55 million.

      Included in cash and cash equivalents at December 31, 1996 were $30 million of securities held by third parties under securities lending agreements, as well as collateral in the amount of 102% of the value of the securities lent.
United is obligated to reacquire the securities from the borrower at the end of the contract.

      As of December 31, 1996, UAL had a working capital deficit of $2.321 billion as compared to $1.390 billion at December 31, 1995. Historically, UAL has operated with a working capital deficit and, as in the past, UAL expects to meet all of its obligations as they become due. In addition, UAL may from time to time repurchase on the open market, in privately negotiated purchases or otherwise, debentures or preferred stock as part of its efforts to reduce its obligations and improve its balance sheet.

      United has an agreement with a syndicate of banks for a $750 million revolving credit facility expiring in 2002. Interest on drawn amounts under the facility is calculated at floating rates based on the London interbank offered rate ("LIBOR") plus a margin which is subject to adjustment based on certain changes in the credit ratings of United's long-term senior unsecured debt. Among other restrictions, the credit facility contains a covenant which restricts United's ability to grant liens on or otherwise encumber certain identified assets with a market value of approximately $1.1 billion.

      During the second quarter, United reduced the maximum available borrowings under a separate short-term borrowing facility from $270 million to $227 million. This agreement has been extended through February 1998.

      Prior Years. Operating activities in 1995 generated cash flows of $1.624 billion. Cash was used primarily to repay long-term debt, reacquire preferred stock, reduce short-term borrowings and fund net additions to property and equipment. In addition to the early extinguishment of $750 million in principal amount of various debt securities, UAL made mandatory repayments of long-term debt totaling $102 million. Payments under capital lease obligations amounted to $80 million during the year and short-term borrowings were reduced by $269 million. In addition, UAL spent $131 million to repurchase Series B preferred stock to be held in treasury. Property additions, including the acquisition of 39 previously leased aircraft, amounted to $1.111 billion. Property dispositions resulted in proceeds of $578 million.

      Operating activities in 1994 generated cash flows of $1.334 billion, which was offset by the distribution of $2.1 billion to holders of old UAL common stock under the recapitalization. This distribution was partially funded by net proceeds of $735 million on the issuance of debentures and $400 million on the issuance of Series B preferred stock. Subsequent to issuance, UAL spent $87 million to repurchase Series B preferred stock to be held in treasury. Other financing activities included principal payments under debt and capital lease obligations of $305 million and $87 million, respectively, and a $46 million reduction of short-term borrowings. Property additions, including the acquisition of two B747 aircraft and aircraft spare parts, amounted to $636 million. Property dispositions resulted in proceeds of $432 million.

Capital Commitments -
      At December 31, 1996, commitments for the purchase of property and equipment, principally aircraft, approximated $6.9 billion, after deducting advance payments. An estimated $2.9 billion is due to be spent in 1997, $1.9 billion in 1998, $1.0 billion in 1999 and $1.1 billion in 2000 and thereafter. The above amounts reflect firm orders for 21 B747, 6 B757, 20 B777, 14 A320 and 24 A319 aircraft to be delivered through 2002. However, these amounts do not include a recent order for an additional three A320 and four A319 aircraft. Under the Company's current fleet plan, the above aircraft will principally be used to replace older aircraft which will be retired. As a result, the Company expects only modest growth in its passenger fleet through 2002.

      During the third quarter, United renegotiated its financing arrangements with Airbus Industrie and International Aero Engines for the acquisition of A320-200 aircraft. In connection therewith, United relinquished its right to return such aircraft upon eleven months' notice.
As a result, the Company's capital commitments include the 14 A320s still to be delivered through 1998, and the Company's future minimum lease payment disclosures now include the A320s already delivered under operating lease.
This increase in future minimum lease payments of approximately $1.9 billion has no impact on the reported monthly rent expense for these aircraft.

      Consistent with UAL's strategic plan and the Company's focus on attracting more high yield passengers, the Board of Directors has authorized an investment of approximately $400 million in United's on-board product, including new aircraft seats and other cabin improvements. This amount, which is expected to be spent during the next three years, is not reflected in the above commitments.

      In connection with the construction of the Indianapolis Maintenance Center, United agreed to spend an aggregate $800 million on capital investments by the year 2001 and employ at least 7,500 individuals by the year 2004. In the event such targets are not reached, United may be required to make certain payments to the city of Indianapolis and state of Indiana.



Capital Resources -
      Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, irrevocable external financing arrangements or other external sources.

      At December 31, 1996, up to $631 million of securities could be issued under an effective shelf registration statement UAL and United have on file with the Securities and Exchange Commission. Securities that can be issued under the shelf include secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. UAL's ability to issue equity securities is limited by its restated certificate of incorporation.

      At December 31, 1996, United's senior unsecured debt was rated BB by Standard and Poor's ("S & P") and Baa3 by Moody's Investors Service Inc. ("Moody's"). UAL's Series B preferred stock and redeemable preferred securities were rated B+ by S & P and Ba3 by Moody's. In November 1996, S & P revised its ratings outlook for both UAL and United's securities from stable to positive.

      In April 1996, the stockholders of UAL Corporation approved an increase in the number of authorized shares of common stock from 100 million to 200 million shares, in connection with a four-for-one split of the corporation's common stock in the form of a 300% stock dividend effective at the close of business on May 6, 1996. All share and per share data have been restated to give effect to this stock split.

Results of Operations

      The results of operations in the airline business historically fluctuate in response to general economic conditions. This is because small fluctuations in yield
(passenger revenue per revenue passenger mile) and cost per available seat mile can have a significant effect on operating results. UAL anticipates industrywide fare levels, capacity growth, low-cost competition, general economic conditions, labor and fuel costs, taxes, U.S. and international governmental policies and other factors will continue to affect its operating results.

      The July 1994 employee investment transaction and recapitalization resulted in non-cash compensation charges for stock periodically committed to be released to employees during the term of the ESOPs. The amount of the non-cash compensation expense in the future cannot be predicted, because it is based on the future market value of UAL's common stock. Further, it is anticipated that tax provisions (credits) in future periods could be impacted by permanent differences between tax deductions and book expenses related to the ESOPs.

Summary of Results -
      UAL's earnings from operations were $1.123 billion in 1996, compared to operating earnings of $829 million in 1995. UAL's net earnings in 1996 were $533 million ($5.16 per share, primary; $5.04 per share, fully diluted), compared to net earnings of $349 million in 1995 ($5.00 per share, primary; $4.78 per share, fully diluted). These earnings include extraordinary losses of $67 million and $29 million, after tax, on early extinguishment of debt, in 1996 and 1995, respectively.

      The per share amounts for 1996 and 1995 include the effects on equity of repurchases of Series B preferred stock and, for 1996, include the effects on equity of the exchange of mandatorily redeemable preferred securities for Series B preferred stock. For 1995, the per share amounts also include the effects on equity of the exchange of convertible debentures for Series A convertible preferred stock. These transactions had no effect on earnings; however, the effects on equity are included as an adjustment to earnings attributable to common shareholders in the computation of earnings per share. Excluding the preferred stock transactions, UAL's 1996 earnings per share were $6.55, primary, and $6.39, fully diluted; 1995 earnings per share were $5.14, primary, and $4.90, fully diluted.

      Management believes that a more complete understanding of UAL's results can be gained by viewing them on a pro forma, "fully distributed" basis. This approach considers all ESOP shares which will ultimately be distributed to employees throughout the ESOP period (rather than just the shares committed to be released) to be immediately outstanding and thus fully distributed. Consistent with this method, the ESOP compensation expense is excluded from fully distributed net earnings, and ESOP convertible preferred stock dividends are not deducted from earnings attributable to common stockholders. A comparison of results reported on a fully distributed basis to results reported under generally accepted accounting principles
(GAAP) is as follows:

                      December 31, 1996                December 31, 1995
                        GAAP         Fully           GAAP            Fully
                  (fully diluted)  Distributed   (fully diluted)  Distributed
                  ---------------  -----------   ---------------  -----------
Net Income            $  533         $  960          $  349          $  662
                       -----          -----           -----           -----
Per Share:
 Earnings before
  extraordinary loss  $ 5.82         $ 7.32          $ 5.18          $ 5.35
 Extraordinary loss,
  net of tax           (0.78)         (0.51)          (0.40)          (0.22)
                       -----          -----           -----           -----
                      $ 5.04         $ 6.81          $ 4.78          $ 5.13
                       =====          =====           =====           =====

1996 Compared with 1995 -

      Operating Revenues.  Operating revenues increased
$1.419 billion (10%). United's revenue per available seat mile increased 7% to 10.02 cents. Passenger revenues increased $1.238 billion (9%) due to a 4% increase in United's revenue passenger miles and a 5% increase in yield to 12.35 cents. The following analysis by market is based on information reported to the U.S. Department of Transportation ("DOT"):

      Yield increases in the domestic (7%), Atlantic (7%) and Latin American (4%) markets were partially offset by a 4% decrease in Pacific yield. Domestic yield increased as a result of a larger proportion of high yield business traffic and fare levels influenced by the expiration of the Federal passenger excise tax from January through August. (See "Outlook for 1997"). A weaker Japanese yen versus the dollar had a significant negative impact on 1996 Pacific yield. (See "Foreign Operations"). Both domestic and international revenue passenger miles increased by 4%. Available seat miles increased 3% for the system, reflecting increases of 4% in the Pacific and Latin American and 3% in domestic markets. Atlantic available seat miles remained unchanged. As a result, system passenger load factor increased 1.2 points to 71.7%.

      Cargo revenues increased $16 million (2%). Freight ton miles increased 6% and mail ton miles increased 5%. A
6% lower freight yield was only partially offset by a 3% higher mail yield for an overall decrease in cargo yield of 3%.

      Other operating revenues increased $165 million (17%) due to increases in frequent flyer program partner related revenues, contract maintenance and fuel sales to third parties.

      Operating Expenses. Operating expenses increased $1.125 billion (8%). United's cost per available seat mile increased 5% from 8.87 cents to 9.32 cents. ESOP compensation expense increased $181 million (36%), reflecting a higher average common stock price in 1996. Aircraft fuel increased $402 million (24%) due to a 2% increase in consumption and a 21% increase in the average price per gallon of fuel from 59.5 cents to 72.2 cents. Without the increases in ESOP compensation expense and aircraft fuel, United's cost per available seat mile would have increased 2%. Salaries and related costs increased $193 million (4%) due principally to increased staffing in certain customer-oriented positions. Other expenses increased $166 million (9%) due principally to costs associated with sales to third parties of fuel, contract maintenance and other work. Purchased services increased $125 million (12%) due principally to volume-related increases in computer reservations fees, credit card discounts and communication charges. Aircraft maintenance increased $42 million (10%) due to increased purchased maintenance, as well as the timing of maintenance cycles. Depreciation and amortization increased $35 million (5%) due principally to a $30 million charge to reduce the carrying value of aircraft seats that will be replaced under a plan to improve the Company's onboard product. Commissions were flat year over year despite an increase in commissionable revenues due to lower average commission rates. These lower rates were partially attributable to the full year effects of a new travel agent commission plan introduced in 1995. Aircraft rent decreased $57 million (6%) due to the acquisition of 39 aircraft off-lease in the second half of 1995.

      Other Income and Expense. Other expense amounted to $153 million in 1996 compared to $208 million in 1995. Interest capitalized, primarily on aircraft advance payments, increased $35 million (83%). Interest expense decreased $104 million (26%) due to the prepayment of long-term debt in 1995 and 1996 and the conversion of convertible debentures in the second quarter of 1996. Interest income decreased $41 million (42%) due to lower investment balances. Equity in earnings of affiliates increased $16 million (33%) due to higher earnings from the Galileo International Partnership resulting from increased booking revenues. Included in other expense for 1996 is a $20 million charge for the settlement of litigation related to the travel agency commission cap implemented by the Company in 1995. In addition, 1995 included a $41 million pre-tax gain on disposition of aircraft owned by Air Wisconsin, Inc., a subsidiary of UAL.

1995 Compared with 1994 -

      Operating Revenues. Operating revenues increased $993 million (7%). United's revenue per available seat mile increased 3% to 9.39 cents. Passenger revenues increased $932 million (8%) due primarily to a 3% increase in United's revenue passenger miles and a 4% increase in yield to 11.79 cents. The following analysis by market is based on information reported to the DOT:

      Yield increases in the domestic (4%), Pacific (5%) and Atlantic (9%) markets were offset by a 5% decrease in Latin America yield. Both domestic and international revenue passenger miles increased by 3%. Available seat miles increased 4% systemwide, as increases of 8% and 4% on Pacific and domestic routes, respectively, were partially offset by a decrease of 3% in the Atlantic. As a result, United's system passenger load factor decreased 0.7 points to 70.5%.

      Cargo revenues increased $72 million (11%). Freight ton miles increased 6% and mail ton miles increased 19%. A 3% higher freight yield was offset by a lower mail yield for an overall increase in cargo yield of 2%. Other operating revenues include a $43 million (30%) increase in Mileage Plus partner related revenues, offset by a $50 million (24%) decrease in fuel sales to third parties.

      Operating Expenses. Operating expenses increased $685 million (5%). United's cost per available seat mile also increased 1% from 8.79 cents to 8.87 cents, which includes the non-cash ESOP compensation expense. Without this expense, United's cost per available seat mile would have been 8.55 cents versus 8.64 cents in 1994. ESOP compensation expense increased $322 million, reflecting a higher average common stock price in 1995 combined with a shorter expense period in 1994, as the recapitalization took place on July 12, 1994. Landing fees and other rent increased $181 million (29%) due to increased facilities rent, primarily due to new facilities at Denver, and increased landing fees as the number of systemwide departures increased 7%. Aircraft rent increased $76 million (8%) as a result of new A320 and B777 aircraft on operating leases. Purchased services increased $115 million (12%) due principally to volume-related increases in computer reservations fees and credit card discounts. An increase of $95 million (6%) in aircraft fuel reflects a capacity related increase in United's consumption of 5% and an increase in United's average price per gallon to 59.5 cents from 58.8 cents. The increase in average price per gallon reflected a charge of approximately $20 million resulting from the new federal fuel tax that took effect October 1, 1995. Commissions increased $45 million (3%) due principally to increased commissionable revenues partially offset by the effects of a new travel agents commission payment plan.

      Salaries and related costs decreased $153 million (3%) primarily due to the full-year effect of savings resulting from wage and benefit reductions for employees participating in the ESOPs and to $48 million of one-time ESOP related costs recorded in 1994, partially offset by higher average wage rates for other employee groups and increased staffing in certain customer-oriented positions. Other operating expenses decreased $82 million (7%) due mainly to lower fuel sales.

      Other Income and Expense. Other expense amounted to $208 million in 1995 compared to $350 million in 1994. Interest expense increased $27 million (7%) due to the issuance of $600 million principal amount of 6 3/8% convertible subordinated debentures in exchange for Series A preferred stock. Interest income increased $13 million (15%) due to higher average interest rates earned on investments. Equity in earnings of affiliates increased $28 million as a result of increased earnings at Galileo. Included in "Miscellaneous, net" in 1995 were foreign exchange losses of $20 million, a $60 million gain on property dispositions and a $23 million charge for minority interests in Apollo Travel Services Partnership ("ATS"). "Miscellaneous, net" in 1994 included charges of $121 million for fees and costs incurred in connection with the recapitalization, a $22 million charge for minority interests in ATS and foreign exchange gains of $15 million.

      Income Tax Provision. The income tax provision for 1994 was significantly impacted by the nondeductibility of certain recapitalization costs.

Other Information

Labor Agreements and Wage Adjustments -
      The 1994 recapitalization resulted in new labor agreements for certain employee groups and a new corporate governance structure, which was designed to achieve balance between the various employee-owner groups and public shareholders. The new labor agreements and governance structure could inhibit management's ability to alter strategy in a volatile, competitive industry by restricting certain operating and financing activities, including the sale of assets and the issuance of equity securities and the
ability to furlough employees.   UAL's ability to react to
competition may be hampered further by the fixed long-term nature of these various agreements. The labor agreements with employees represented by the Air Line Pilots Association, International ("ALPA") and the International Association of Machinists and Aerospace Workers ("IAM") become amendable in the year 2000, the end of the ESOP period.

      The various agreements supporting the July 1994 recapitalization provide that employees represented by ALPA and the IAM, and non-union United States salaried and management employees ("SAM Employees") may receive mid-term wage increases beginning in 1997. The Company recently announced that it had reached tentative agreements with both the ALPA and the IAM concerning mid-term wage adjustments. Included in the agreements are a 5% increase for each union group in July 1997 and a second 5% increase in July 1998. Further, the agreement with ALPA calls for a corresponding 5% increase in both 1997 and 1998 to "book rates" (book rates are used to compute certain other employee benefits), and the agreement with the IAM also provides for lump sum payments for all IAM employees and increases in hourly
license premium and skill pay for mechanics.    Although not
finalized, management has indicated it expects the SAM Employees to receive an increase patterned after the IAM tentative agreement. Assuming such an increase for SAM Employees, the cost to the Company in 1997 for all of these wage and benefit adjustments will be approximately $120 million. These costs are included in the Company's outlook for 1997 (See "Outlook for 1997").

      In early 1997, management articulated a broader plan for addressing employee compensation at the end of the ESOP period, known as Vision 2000. The goal of Vision 2000 is to put employee compensation costs (including the effects of base pay, benefits and work rules) on a competitive level with peer group compensation elsewhere in the industry at the conclusion of the ESOP period, and the establishment of a universal variable pay plan so that all employees can benefit when the Company prospers.* Within this framework the Company agreed to further changes in wages and benefits as part of the tentative agreements reached with ALPA and the IAM. These agreements also provide for restoration of wage rates for the two groups to levels that existed prior to the recapitalization in July 1994, as well as restoration of the Company's contribution to the pilots defined contribution plan from its current rate of 1% to its pre-
ESOP rate of 9%.    The restoration of these wages and
benefits would become effective at the conclusion of the ESOP period. The ultimate cost to the Company of Vision 2000, particularly given that peer group compensation is subject to change between now and the year 2000, is not determinable, however these costs are expected to be competitive within the industry.

      The tentative agreements reached with ALPA and the IAM are subject to ratification by both groups of employees. Employees covered under IAM's "all other agreement" had previously agreed to a mid-term wage adjustment calling for wage increases of 3% in each of 1997 and 1998 and 2% in each of 1999 and 2000 with eligibility for lump-sum profit sharing payments in 1998 and 1999 of up to 2%, depending on the Company's performance in 1997 and 1998, respectively. This group will have an opportunity to ratify the provisions of the new agreement as a substitute for their current negotiated arrangement.

      United's contract with the Association of Flight Attendants ("AFA") became amendable March 1, 1996. On April 9, 1996, United announced that the flight attendants had rejected a previously announced tentative agreement. United and the AFA are involved in traditional negotiations under the Railway Labor Act, which historically have taken several years to complete. While negotiations continue, the terms of United's current flight attendant agreement will remain in effect.

Foreign Operations -
      United generates revenues and incurs expenses in numerous foreign currencies. These expenses include aircraft leases, commissions, catering, personnel costs, reservation and ticket office services, customer service expenses and aircraft maintenance. Changes in foreign currency exchange rates impact operating income through changes in foreign currency-denominated operating revenues and expenses. Despite the adverse (favorable) effects a strengthening (weakening) foreign currency will have on U.S. originating traffic, a strengthening (weakening) of foreign currencies tends to increase (decrease) reported revenue and operating income because United's foreign currency-denominated operating revenue generally exceeds its foreign currency-denominated operating expense for each currency. United's biggest net exposures are typically for Japanese yen, Hong Kong dollars and Australian dollars. During 1996, yen-denominated operating revenue net of yen-denominated operating expense was approximately 61 billion yen (approximately $560 million), Hong Kong dollar-denominated operating revenue net of Hong Kong dollar-denominated operating expense was approximately 1,727 million Hong Kong dollars (approximately $223 million) and Australian dollar-denominated operating revenue net of Australian dollar-denominated operating expense was approximately 193 million Australian dollars (approximately $152 million).

      Other non-operating income (expense) is also affected by transaction gains and losses resulting from exchange rate fluctuations. The foreign exchange gains and losses recorded by United result from the impact of exchange rate changes on translation of foreign currency-denominated assets and liabilities. To the extent that yen-denominated liability balances are predictable, United currently attempts to minimize transaction gains and losses by investing in yen-denominated time deposits or entering into yen forwards to offset the impact of rate changes. (See "Risk Management"). In addition, United has entered into foreign currency swap and forward contracts to reduce exposure to currency fluctuations in connection with other long-term yen-denominated obligations.

      United's foreign operations involve insignificant amounts of physical assets; however, there are sizable intangible assets related to acquisitions of foreign route authorities. Operating authorities in international markets are governed by bilateral aviation agreements between the United States and foreign countries. Changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could adversely impact the value of United's international route authority. Significant changes in such policies could also have a material impact on UAL's operating revenues and results of operations.

Risk Management -
      United mitigates its exposure to fluctuations in any single foreign currency by carrying passengers and cargo in both directions between the U.S. and almost every major economic region in the world. Also, United reduces its exposure to transaction gains and losses by converting excess local currencies generated to U.S. dollars. Further, the Company has attempted to minimize some of its exposure to jet fuel price changes by utilizing fixed price contracts with suppliers for up to 10% of its annual consumption needs. With the exception of these efforts, historically the Company has done little to actively manage the impact of these risks on expected future cash flows from operations.

      In 1997, United intends to become more active in hedging its risks related to foreign currency fluctuations and movements in jet fuel prices through the use of various derivative financial instruments including, but not limited to, options, forwards, swaps and futures contracts. The Company's Risk Tolerance Committee, a group of senior officers of the Company, is responsible for setting acceptable levels of risk and reviewing risk management activities, subject to oversight by the Board of Director's Audit Committee. United's goal is not to speculate in these areas, but rather to make its financial results more stable and predictable.

Deferred Tax Assets -
      UAL's consolidated balance sheet at December 31, 1996 includes a net deferred tax asset of $359 million, compared to $474 million at December 31, 1995. The net deferred tax asset is composed of approximately $1.928 billion of deferred tax assets and $1.569 billion of deferred tax liabilities. The deferred tax assets include, among other things, $644 million related to obligations for postretirement and other employee benefits, $428 million related to gains on sales and leasebacks, $231 million related to alternative minimum tax ("AMT") credit carryforwards and $11 million of federal and state net operating loss ("NOL") carryforwards. The AMT credit carryforwards do not expire; the federal NOL carryforwards will expire in 2007 if not utilized prior to that time.

      Management believes that a majority of the deferred tax assets will be realized through reversals of existing deferred tax liabilities with similar reversal patterns and the balance will be realized as a result of generating future taxable income.

      UAL's ability to generate sufficient amounts of taxable income from future operations is dependent upon numerous factors, including general economic conditions, inflation, fuel costs, the state of the industry and other factors beyond management's control. There can be no assurances that UAL will meet its expectation of future taxable income. However, based on the extended period over which postretirement benefits will be recognized, and the indefinite carryforward period for AMT credits, management believes it is more likely than not that future taxable income will be sufficient to utilize the deferred tax assets at December 31, 1996.

Safety and Security Measures -
          During 1996, President Clinton formed a special commission to review aviation safety and airport security.
In February 1997, the commission issued its final report calling for increased safety and security measures and improvements in the air traffic control infrastructure.
Although the extent of specific programs and their related implementation schedules are still not clear, further increases in government-mandated security measures may have an adverse affect on the Company's results of operations and financial condition depending upon such factors as the ability of United to pass through any new Federal taxes, surcharges or additional operating expenses to customers.
Any effective increase in the cost of air transportation may dampen passenger and cargo traffic levels and have a dilutive effect on yield.

Airport Rents and Landing Fees -
      United is charged facility rental and landing fees at virtually every airport at which it operates. In recent years, many airports have increased or sought to increase rates charged to airlines as a means of compensating for increasing demands upon airport revenues. Airlines have challenged certain of these increases through litigation and in some cases have not been successful. The Federal Aviation Administration ("FAA") and the DOT have instituted an administrative hearing process to judge whether rate increases are legal and valid. However, to the extent the limitations on such charges are relaxed or the ability of airlines to challenge such charges is restricted, the rates charged by airports may increase substantially. Management cannot predict the magnitude of any such increase.

Environmental and Legal Contingencies -
      United has been named as a Potentially Responsible Party at certain Environmental Protection Agency ("EPA") cleanup sites which have been designated as Superfund Sites. United's alleged proportionate contributions at the sites are minimal; however, at sites where the EPA has commenced litigation, potential liability is joint and several. Additionally, United has participated and is participating in remediation actions at certain other sites, primarily airports. The estimated cost of these actions is accrued when it is determined that it is probable that United is liable. Such accruals have not been material.
Environmental regulations and remediation processes are subject to future change, and determining the actual cost of remediation will require further investigation and remediation experience. Therefore, the ultimate cost cannot be determined at this time. However, while such cost may vary from United's current estimate, United believes the difference between its accrued reserve and the ultimate liability will not be material.

      UAL has certain other contingencies resulting from this and other litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of such contingencies and prior experience, that the ultimate disposition of these contingencies is not likely to materially affect UAL's financial condition, operating results or liquidity.*

Outlook for 1997 -
      Real Gross Domestic Product in the U.S. is expected to continue to grow moderately at a rate of 2.0% to 2.5%. U.S. domestic airline industry capacity growth is expected to grow 2% to 3% in 1997, a slight decrease from its 1996 growth rate. The growth rate of small, low-cost carriers is expected to be lower in 1997 than 1996.

      The Company anticipates continued strong performance in 1997. Available seat miles are expected to increase 3.5%, with revenue per available seat mile up approximately 3%. Costs per available seat mile excluding ESOP charges are expected to increase approximately 2%. This unit cost forecast reflects lower fuel prices in 1997 than in 1996.
It also assumes a mid-term wage adjustment, for all employee groups participating in the ESOP (see "Labor Agreements and Wage Adjustments").

      For the first quarter, United expects total system revenue per available seat mile to increase by 6% to 7% versus the same period last year, on 3.5% higher capacity. System load factor should approximate 70%. Costs per available seat mile excluding ESOP charges are expected to increase 4% (excluding fuel also the expected increase is 2% to 3%) over the first quarter of 1996.

      United expects the Federal passenger excise tax, which expired again on December 31, 1996 to be reinstated in March 1997. While the authority to collect this tax is scheduled to expire once again at the end of the third quarter, the Company expects a replacement funding mechanism, either reinstatement of the current tax or a substitute user-based fee system, to go into effect at the end of this period. However, the Company is unable to determine what effect, if any, reinstatement of the tax will have on the domestic pricing environment.

      In 1997, United expects to introduce a dedicated fleet of four DC10-30 cargo freighters to its cargo operations. All of the aircraft are currently in the Company's passenger fleet, and after being converted to freighters, two will be brought into the cargo operations during the first quarter and two during the third quarter. As a result, cargo revenues and to a lesser extent the related costs are expected to increase significantly in 1997. For the first quarter, cargo revenues are expected to be 8% to 9% higher than the first quarter of 1996.

      United expects to take delivery of 31 aircraft in 1997, consisting of 4 A319s, 5 A320s, 6 B747s, 2 B757s and
14 B777s and retire 23 aircraft from its existing passenger fleet.

      The information included in the above outlook section, as well as certain statements made throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations that are identified by an asterisk (*), is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, yields, revenues, expenses, unit costs, capital spending, cash flows and margins include the airline pricing environment, willingness of customers to travel, fuel cost, low-fare carrier expansion, capacity decisions of other carriers, cost of safety and security measures, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation, the economic environment of the airline industry, the general economic environment, the price of UAL common stock and other factors discussed herein. With respect to the forward-looking statement set forth in the "Environmental and Legal Contingencies" section, some of the factors that could affect the ultimate disposition of these contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries. With respect to the forward-looking statements set forth in the "Labor Agreements and Wage Adjustments" section, some of the factors that could affect the ability of the Company to achieve its goals are the ratification of the mid-term wage agreements, wage rates of peer groups at the Company's competitors, compensation levels in the industry and the status of the Company's relationships with the union groups.



Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------




          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors,
     UAL Corporation:

We have audited the accompanying statement of consolidated financial position of UAL Corporation (a Delaware corporation) and subsidiary companies as of December 31, 1996 and 1995, and the related statements of consolidated operations, consolidated cash flows and consolidated shareholders' equity for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UAL Corporation and subsidiary companies as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule referenced in Item 14 (a) (2) herein is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         /s/  Arthur Andersen LLP
                                         ARTHUR ANDERSEN LLP
Chicago, Illinois
February 26, 1997



              UAL Corporation and Subsidiary Companies
                Statements of Consolidated Operations
                   (In Millions, Except Per Share)
                                        Year Ended December 31
Operating revenues:                    1996      1995      1994
                                       ----      ----      ----
  Passenger                          $14,465   $13,227   $12,295
  Cargo                                  773       757       685
  Other operating revenues             1,124       959       970
                                      ------    ------    ------
                                      16,362    14,943    13,950
                                      ------    ------    ------
Operating expenses:
  Salaries and related costs           4,719     4,526     4,679
  ESOP compensation expense              685       504       182
  Aircraft fuel                        2,082     1,680     1,585
  Commissions                          1,466     1,471     1,426
  Purchased services                   1,187     1,062       947
  Aircraft rent                          952     1,009       933
  Landing fees and other rent            846       803       622
  Depreciation and amortization          759       724       725
  Aircraft maintenance                   449       407       410
  Other operating expenses             2,094     1,928     1,920
                                      ------    ------    ------
                                      15,239    14,114    13,429
                                      ------    ------    ------
Earnings from operations               1,123       829       521
                                      ------    ------    ------
Other income (expense):
  Interest expense                      (295)     (399)     (372)
  Interest capitalized                    77        42        41
  Interest income                         57        98        85
  Equity in earnings of affiliates        64        48        20
  Miscellaneous, net                     (56)        3      (124)
                                      ------    ------    ------
                                        (153)     (208)     (350)
Earnings before income taxes,         ------    ------    ------
  extraordinary item and cumulative
  effect of accounting change            970       621       171
Provision for income taxes               370       243        94
                                      ------    ------    ------
Earnings before extraordinary
  item and cumulative effect of
  accounting change                      600       378        77
Extraordinary loss on early
  extinguishment of debt,
  net of tax                             (67)      (29)        -
Cumulative effect of accounting
  change, net of tax                       -         -       (26)
                                      ------    ------    ------
Net earnings                         $   533   $   349   $    51
                                      ======    ======    ======
Per share, primary:
  Earnings before extraordinary
    item and cumulative effect of
    accounting change                $  5.96   $  5.46   $  0.19
  Extraordinary loss on early
    extinguishment of debt, net        (0.80)    (0.46)        -
  Cumulative effect of accounting
    change, net                           -         -      (0.34)
                                      ------    ------    ------
Net earnings (loss)                  $  5.16   $  5.00   $ (0.15)
                                      ======    ======    ======
Per share, fully diluted:
  Earnings before extraordinary
    item and cumulative effect of
    accounting change                $  5.82   $  5.18   $  0.19
  Extraordinary loss on early
    extinguishment of debt, net        (0.78)    (0.40)        -
  Cumulative effect of accounting
    change, net                            -         -     (0.34)
                                      ------    ------    ------
Net earnings (loss)                  $  5.04   $  4.78   $ (0.15)
                                      ======    ======    ======

See accompanying notes to consolidated financial statements.


               UAL Corporation and Subsidiary Companies
             Statements of Consolidated Financial Position
                            (In Millions)

                                              December 31
Assets                                     1996         1995
                                           ----         ----
Current assets:
  Cash and cash equivalents             $   229      $   194
  Short-term investments                    468          949
  Receivables, less allowance for
    doubtful accounts (1996-$24;
    1995-$19)                               962          951
  Aircraft fuel, spare parts and
    supplies, less obsolescence
    allowance (1996-$31; 1995-$38)          369          298
  Deferred income taxes                     227          236
  Prepaid expenses and other                427          415
                                         ------       ------
                                          2,682        3,043
                                         ------       ------
Operating property and equipment:
  Owned -
    Flight equipment                      8,393        7,778
    Advances on flight equipment            943          735
    Other property and equipment          2,989        2,700
                                         ------       ------
                                         12,325       11,213
    Less - Accumulated depreciation
      and amortization                    5,380        5,153
                                         ------       ------
                                          6,945        6,060
                                         ------       ------
  Capital leases -
    Flight equipment                      1,775        1,362
    Other property and equipment            106          102
                                         ------       ------
                                          1,881        1,464
    Less -  Accumulated amortization        583          503
                                         ------       ------
                                          1,298          961
                                         ------       ------
                                          8,243        7,021
                                         ------       ------
Other assets:
  Intangibles, less accumulated
    amortization (1996-$353; 1995-$306)     524          763
  Deferred income taxes                     132          238
  Aircraft lease deposits                   168           71
  Other                                     928          505
                                         ------       ------
                                          1,752        1,577
                                         ------       ------

                                        $12,677      $11,641
                                         ======       ======

See accompanying notes to consolidated financial statements.



               UAL Corporation and Subsidiary Companies
             Statements of Consolidated Financial Position
                            (In Millions)
                                              December 31
Liabilities and Shareholders' Equity       1996         1995
                                           ----         ----
Current liabilities:
  Long-term debt maturing within
    one year                            $   165      $    90
  Current obligations under
    capital leases                          132           99
  Advance ticket sales                    1,189        1,100
  Accounts payable                          994          696
  Accrued salaries, wages and benefits      906          870
  Accrued aircraft rent                     800          771
  Other accrued liabilities                 817          807
                                         ------       ------
                                          5,003        4,433
                                         ------       ------

Long-term debt                            1,661        2,919
                                         ------       ------
Long-term obligations under
  capital leases                          1,325          994
                                         ------       ------

Other liabilities and deferred credits:
  Deferred pension liability                178          368
  Postretirement benefit liability        1,290        1,225
  Deferred gains                          1,151        1,214
  Accrued aircraft rent                     352          272
  Other                                     424          336
                                         ------       ------
                                          3,395        3,415

Company-obligated mandatorily
  redeemable preferred securities
  of a subsidiary trust                     102           -
                                         ------       ------
Minority interest                            31           59
                                         ------       ------
Preferred stock committed to
  Supplemental ESOP                         165           60
                                         ------       ------

Shareholders' equity:
  Serial preferred stock - (Note 11)         -            -
  ESOP preferred stock - (Note 12)           -            -
  Common stock at par, $0.01 par value;
    authorized 200,000,000 shares;
    issued 59,519,096 shares at
    December 31, 1996 and 51,195,657
    shares at December 31, 1995               1           -
  Additional capital invested             2,160        1,353
  Accumulated deficit                      (566)      (1,039)
  Unearned ESOP preferred stock            (202)        (175)
  Stock held in treasury -
    Preferred (Note 12)                    (302)        (218)
    Common, 701,616 shares at
      December 31, 1996 and 477,233
      shares at December 31, 1995           (83)         (64)
  Pension liability adjustment               -           (76)
  Other                                     (13)         (20)
                                         ------       ------
                                            995         (239)
                                         ------       ------
Commitments and contingent
liabilities (Note 18)

                                        $12,677      $11,641
                                         ======       ======

See accompanying notes to consolidated financial statements.


               UAL Corporation and Subsidiary Companies
                 Statements of Consolidated Cash Flows
                             (In Millions)
                                           Year Ended December 31
                                           1996     1995     1994
                                           ----     ----     ----
Cash and cash equivalents at beginning
  of year                                 $ 194    $ 500    $ 437
                                           ----     ----     ----
Cash flows from operating activities:
  Net earnings                              533      349       51
  Adjustments to reconcile to net cash
    provided by operating activities -
    ESOP compensation expense               685      504      182
    Cumulative effect of accounting change   -        -        26
    Extraordinary loss on debt
      extinguishment                         67       29       -
    Pension funding in excess of expense   (279)    (275)    (114)
    Deferred postretirement benefit
      expense                               130      125      145
    Depreciation and amortization           759      724      725
    Provision for deferred income taxes      69      214       78
    Undistributed earnings of affiliates    (49)     (38)     (19)
    Decrease (increase) in receivables      (10)     (62)     207
    Decrease (increase) in other
      current assets                       (105)    (109)      40
    Increase (decrease) in advance
      ticket sales                           89       80      (16)
    Increase (decrease) in accrued
      income taxes                           84      (52)     (11)
    Increase (decrease) in accounts
      payable and accrued liabilities       294       79     (127)
    Amortization of deferred gains          (63)     (79)     (85)
    Other, net                              249      135      252
                                          -----    -----    -----
                                          2,453    1,624    1,334
                                          -----    -----    -----
Cash flows from investing activities:
  Additions to property and equipment    (1,538)  (1,111)    (636)
  Proceeds on disposition of
    property and equipment                   55      578      432
  Decrease in short-term investments        482       83      376
  Other, net                                 18      (28)      26
                                          -----    -----    -----
                                           (983)    (478)     198
                                          -----    -----    -----
Cash flows from financing activities:
  Issuance of preferred stock                -        -       400
  Reacquisition of preferred stock          (84)    (131)     (87)
  Proceeds from issuance of
    long-term debt                           -        -       735
  Repayment of long-term debt              (791)    (852)    (305)
  Principal payments under capital leases  (112)     (80)     (87)
  Conversion of subordinated debentures    (324)      -        -
  Recapitalization distribution              (2)      (5)  (2,070)
  Decrease in short-term borrowings          -      (269)     (46)
  Aircraft lease deposits                  (110)     (77)      -
  Cash dividends                            (22)     (49)     (53)
  Other, net                                 10       11       44
                                          -----    -----    -----
                                         (1,435)  (1,452)  (1,469)
                                          -----    -----    -----

Increase (decrease) in cash and cash
  equivalents during the year                35     (306)      63
                                          -----    -----    -----

Cash and cash equivalents at end of year $  229   $  194   $  500
                                          =====    =====    =====

See accompanying notes to consolidated financial statements.



               UAL Corporation and Subsidiary Companies
            Statements of Consolidated Shareholders' Equity
                    (In Millions, Except Per Share)



                                                                    Unearned
                                              Additional  Retained    ESOP
                            Preferred  Common  Capital    Earnings  Preferred Treasury
                              Stock     Stock  Invested  (Deficit)    Stock     Stock   Other   Total
                             -------   ------- --------  ---------   -------   -------  -----   -----
Balance at December 31, 1993  $  30     $ 127   $  932    $  249      $  -     $ (65)   $ (70) $1,203
-----     -----   ------    ------      -----    ------   ------ ------
Year ended December 31, 1994:
 Net earnings                    -         -        -         51         -        -        -       51
 Cash dividends declared on
  preferred stock ($6.25 per
  Series A share; $1.44 per
  Series B share)                -         -        -        (59)        -        -        -      (59)
 Issuance and amortization
  of ESOP preferred stock        -         -       265        -         (83)      -        -      182
 Issuance of Series B
  preferred stock                -         -       400        -          -        -        -      400
 Reacquisition of Series B
  preferred stock                -         -        -         -          -       (87)      -      (87)
 ESOP Recapitalization           -       (128)    (378)   (1,576)        -        -        -   (2,082)
 Pension liability adjustment    -         -        -         -          -        -        37      37
 Other                          (30)        1       68        -          -        (9)       9      39
                              -----     -----   ------    ------      -----    -----    -----  ------
Balance at December 31, 1994     -         -     1,287    (1,335)       (83)    (161)     (24)   (316)
                              -----     -----   ------    ------      -----    -----    -----  ------
Year ended December 31, 1995:
 Net earnings                    -         -        -        349         -        -        -      349
 Cash dividends declared on
  preferred stock ($6.25 per
  Series A share; $1.44 per
  Series B share)                -         -        -        (40)        -        -        -      (40)
 Exchange of Series A
  debentures                     -         -      (546)       -          -        -        -     (546)
 Issuance and amortization
  of ESOP preferred stock        -         -       604        -        (100)      -        -      504
 Reacquisition of Series B
  preferred stock                -         -        -         -          -      (131)      -     (131)
 ESOP dividend ($8.89 per share) -         -         5       (13)         8       -        -       -
 Pension liability adjustment    -         -        -         -          -        -       (60)    (60)
 Other                           -         -         3        -          -        10      (12)      1
                              -----     -----   ------    ------      -----    -----    -----  ------
Balance at December 31,1995      -         -     1,353    (1,039)      (175)    (282)     (96)   (239)
                              -----     -----   ------    ------      -----    -----    -----  ------
Year ended December 31, 1996:
 Net earnings                    -         -        -        533         -        -        -      533
 Cash dividends declared on
  preferred stock ($1.44 per
  Series B share)                -         -        -        (20)        -        -        -      (20)
 Conversion of Series A
  debentures                     -         -       217        -          -        -        -      217
 Exchange of Series B
  preferred stock                -         -      (102)       -          -        -        -     (102)
 Issuance and amortization
  of ESOP preferred stock        -         -       735        -         (50)      -        -      685
 Reacquisition of Series B
  preferred stock                -         -        -         -          -       (86)      -      (86)
 ESOP dividend ($8.89 per share) -         -        17       (40)        23       -        -       -
 Pension liability adjustment    -         -        -         -          -        -        76      76
 Other                           -          1      (60)       -          -       (17)       7     (69)
                              -----     -----   ------    ------      -----    -----    -----  ------
Balance at December 31, 1996  $  -      $   1   $2,160    $ (566)     $(202)   $(385)   $ (13) $  995
                              -----     -----   ------    ------      -----    -----    -----  ------


See accompanying notes to consolidated financial statements.


         Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies
-----------------------------------------------
     (a) Basis of Presentation - UAL Corporation ("UAL") is a holding company whose principal subsidiary is United Air Lines, Inc. ("United"). The consolidated financial statements include the accounts of UAL and all of its majority-owned affiliates (collectively "the Company"). All significant intercompany transactions are eliminated. Investments in affiliates are carried on the equity basis.

     (b) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c) Airline Revenues - Passenger fares and cargo revenues are recorded as operating revenues when the transportation is furnished.
The value of unused passenger tickets is included in current liabilities.

     (d) Foreign Currency Transactions - Monetary assets and liabilities denominated in foreign currencies are converted at exchange rates in effect at the balance sheet date. The resulting foreign exchange gains and losses are charged or credited directly to income. United has entered into foreign currency swap and forward contracts to reduce certain exposure to currency fluctuations. Foreign currency gains and losses on the contracts are included in income currently, offsetting the foreign currency losses and gains on the obligations.

     (e) Cash and Cash Equivalents and Short-term Investments - Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Other investments are classified as short-term investments. The proceeds from sales of available-for-sale securities are included in interest income for each respective year.

     From time to time, United lends certain of its securities classified as cash and cash equivalents and short-term investments to third parties. United requires collateral in an amount exceeding the value of the securities and is obligated to reacquire the securities at the end of the contract. United accounts for these transactions as secured lendings rather than sales, and so does not remove the securities from the balance sheet.

     (f) Aircraft Fuel, Spare Parts and Supplies - Aircraft fuel and maintenance and operating supplies are stated at average cost. Flight equipment spare parts are stated at average cost less an obsolescence allowance.

     (g) Operating Property and Equipment - Owned operating property and equipment is stated at cost. Property under capital leases, and the related obligation for future minimum lease payments, are initially recorded at an amount equal to the then present value of those lease payments.

     Depreciation and amortization of owned depreciable assets is based on the straight-line method over their estimated service lives. Leasehold improvements are amortized over the remaining period of the lease or the estimated service life of the related asset, whichever is less. Aircraft are depreciated to estimated salvage values, generally over lives of 10 to 30 years; buildings are depreciated over lives of 25 to 45 years; and other property and equipment are depreciated over lives of 3 to 15 years.

     Properties under capital leases are amortized on the straight-line method over the life of the lease, or in the case of certain aircraft, over their estimated service lives. Lease terms are 10 to 30 years for aircraft and flight simulators and 25 years for buildings. Amortization of capital leases is included in depreciation and amortization expense.

     Maintenance and repairs, including the cost of minor replacements, are charged to maintenance expense accounts. Costs of additions to and renewals of units of property are charged to property and equipment accounts.

     (h) Intangibles - Intangibles consist primarily of route acquisition costs and intangible pension assets (see Note 15). Route acquisition costs are amortized over 40 years.

     (i) Mileage Plus Awards - United accrues the estimated incremental cost of providing free travel awards earned under its Mileage Plus frequent flyer program (including awards earned from mileage credits sold) when such award levels are reached. United, through its wholly-owned subsidiary, Mileage Plus Holdings, Inc., sells mileage credits to participating partners in the Mileage Plus program. The resulting revenue is recorded in other operating revenues during the period in which the credits are sold.

     (j) Deferred Gains - Gains on aircraft sale and leaseback transactions are deferred and amortized over the lives of the leases as a reduction of rental expense.

(2)  Employee Stock Ownership Plans and Recapitalization
--------------------------------------------------------
     On July 12, 1994, the shareholders of UAL approved a plan of recapitalization to provide an approximately 55% equity interest in UAL to certain employees of United in exchange for wage concessions and work-rule changes. The employees' equity interest is being allocated to individual employees through the year 2000 under Employee Stock Ownership Plans ("ESOPs") which were created as a part of the recapitalization. Pursuant to the terms of the plan of recapitalization, holders of old UAL common stock received approximately $2.1 billion in cash and the remaining 45% of the equity in the form of new common stock.

     The ESOPs established as part of the recapitalization cover the pilots, U.S. management and salaried employees and U.S. union ground employees. The ESOPs include a "Leveraged ESOP", a "Non-Leveraged ESOP" and a "Supplemental ESOP." Both the Leveraged ESOP and the Non-Leveraged ESOP are tax qualified plans while the Supplemental ESOP is not a tax qualified plan. The purpose of having the three ESOPs is to deliver the agreed-upon shares to employees in a manner which utilizes the tax incentives available to tax qualified ESOPs to the greatest degree possible. Accordingly, shares are delivered to employees primarily through the Leveraged ESOP, secondly, through the Non-Leveraged ESOP, and lastly, through the Supplemental ESOP.

     The equity interests are being delivered to employees through two classes of preferred stock (Class 1 and Class 2 ESOP Preferred Stock, collectively "ESOP Preferred Stock"), and the voting interests are being delivered through three separate classes of preferred stocks (Class P, M and S Voting Preferred Stock, collectively "Voting Preferred Stock"). The Class 1 ESOP Preferred Stock is being delivered to an ESOP trust in seven separate sales through January 1, 2000 under the Leveraged ESOP, three of which have already taken place. Based on Internal Revenue Code limitations, shares of the Class 2 ESOP Preferred Stock are either contributed to the Non-Leveraged ESOP or allocated as "book entry" shares to the Supplemental ESOP, annually through the year 2000. The classes of preferred stock are described more fully in Note 12, ESOP Preferred Stock.

     The Leveraged ESOP and Non-Leveraged ESOP are being accounted for under AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP"). For the Leveraged ESOP, as shares of Class 1 ESOP Preferred Stock are sold to an ESOP trust, the Company reports the issuance as a credit to additional capital invested and a corresponding charge to unearned ESOP preferred stock. Shares are committed to be released to employees on a pro rata basis through April 12, 2000. ESOP compensation expense is recorded for the average fair value of the shares committed to be released during the period with a corresponding credit to unearned ESOP preferred stock for the cost of the shares. Any difference between the fair value of the shares and the cost of the shares is charged or credited to additional capital invested. For the Non-Leveraged ESOP, the Class 2 ESOP Preferred Stock is recorded as additional capital invested as the shares are committed to be contributed, with the offsetting entry to ESOP compensation expense. The ESOP compensation expense is based on the average fair value of the shares committed to be contributed, in accordance with the SOP. The Supplemental ESOP is being accounted for under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees."

     Shares of ESOP Preferred Stock are legally released or allocated to employee accounts as of year-end. Dividends on the ESOP Preferred Stock are also paid at the end of the year. Dividends on unallocated shares are used by the ESOP to pay down the loan from UAL and are not considered dividends for financial reporting purposes. Dividends on allocated shares are satisfied by releasing shares from the ESOP's suspense account to the employee accounts and are charged to equity.

     ESOP compensation expense was $685 million and $504 million in 1996 and 1995, respectively. During 1994, the Company recorded $182 million of ESOP compensation expense for the period July 13 through December 31, 1994. During 1996, 2,402,310 shares of Class 1 ESOP Preferred Stock, 359,577 shares of Class 2 ESOP Preferred Stock and 2,735,905 shares of Voting Preferred Stock were allocated to employee accounts, and another 312,086 shares of Class 2 ESOP Preferred Stock were allocated in the form of "book entry" shares, effective
December 31, 1995. Another 21,970 shares of Class 2 ESOP preferred stock previously allocated in book entry form were issued and either contributed to the qualified plan or converted and sold on behalf of terminating employees. At December 31, 1996, the year-end allocation of Class 1 ESOP Preferred Stock to employee accounts had not yet been completed. There were 2,345,749 shares of Class 1 ESOP Preferred Stock committed to be released and 1,127,292 shares held in suspense by the ESOP as of December 31, 1996. For the Class 2 ESOP Preferred Stock, 728,224 shares were committed to be contributed to employees at December 31, 1996. The fair value of the unearned ESOP shares recorded on the balance sheet at December 31, 1996 and 1995 was $309 million and $230 million, respectively.

     For the Class 2 ESOP Preferred Stock committed to be contributed to employees under the Supplemental ESOP, employees can elect to receive their "book entry" shares in cash upon termination of employment. The estimated fair value of such shares at December 31, 1996 was $206 million.

(3)  Other Income (Expense) - Miscellaneous
-------------------------------------------
      Other income (expense) - "miscellaneous, net" consisted of the following:

(In Millions)                      1996        1995        1994
-------------                      ----        ----        ----
Foreign exchange gains (losses)   $  (8)      $ (20)      $  15
Net gains on disposition
 of property or rights(1)             -          60          10
Minority interests                  (21)        (23)        (22)
Recapitalization transaction costs    -           -        (121)
Travel agency litigation
 settlement                         (20)          -           -
Other                                (7)        (14)         (6)
                                   ----        ----        ----
                                  $ (56)      $   3       $(124)
                                   ====        ====        ====

     (1) As a result of the Company's adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," net gains on disposition property or rights for 1996, which amounted to $11 million, are included in operating expenses as a component of depreciation and amortization.

(4)  Affiliates
---------------
     United owns 38% of the Galileo International Partnership ("Galileo") through a wholly-owned subsidiary. United's investment in Galileo, which owns the Apollo and Galileo computer reservations systems, is carried on the equity basis. Included in the Company's accumulated deficit is approximately $147 million of undistributed earnings of Galileo and its predecessor companies.

     Under operating agreements with Galileo, United purchases computer reservations services from Galileo and provides marketing, sales and communication services to Galileo. Revenues derived from the sale of services to Galileo amounted to approximately $249 million in 1996, $238 million in 1995 and $233 million in 1994. The cost to United of services purchased from Galileo amounted to approximately $114 million in 1996, $104 million in 1995 and $94 million in 1994.

     United also owns 77% of the Apollo Travel Services Partnership ("ATS"), whose accounts are consolidated. ATS markets the Apollo computer reservations system to travel agencies in the United States, Mexico and the Caribbean. Below is a summary of ATS' contribution to the Company's consolidated results, net of intercompany eliminations and minority interests:


(In Millions)                       Year ended December 31,
-------------                    1996        1995        1994
                                 ----        ----        ----
Operating revenues              $ 239       $ 237       $ 244
Operating income                $  86       $  90       $  92
Earnings before income taxes    $  70       $  76       $  73



(5)  Per Share Amounts
----------------------
     Earnings per share are presented on both a primary and a fully diluted basis. Primary earnings per share were computed based on weighted average common shares and common equivalents outstanding, including ESOP shares committed to be released. In addition, fully diluted per share amounts assume the conversion of convertible debentures (for periods not actually converted) and elimination of related interest.

Earnings Attributable to Common
Shareholders (Millions)                     1996    1995    1994
-------------------------------             ----    ----    ----
   Net income                              $ 533   $ 349   $  51
   Preferred stock dividends                 (60)    (53)    (59)
   Preferred stock transactions(1)           (48)     20      (3)
   Other                                       1       2       -
                                            ----    ----    ----
   Earnings attributable to common
     shareholders (primary)                $ 426   $ 318    $(11)

   Interest on convertible debentures,
     net of tax                                2      23       -
   Other                                       -       2       -
                                            ----    ----    ----
   Earnings attributable to common
     shareholders (fully diluted)          $ 428   $ 343    $(11)
                                            ====    ====    ====

Shares (Millions)                           1996    1995    1994
-----------------                           ----    ----    ----
   Average shares outstanding               56.1    49.6    75.2
   Common stock equivalents(2)              26.5    13.9      -
                                            ----    ----    ----
   Average number of common and common-
     equivalent shares (primary)            82.6    63.5    75.2
   Incremental shares related to
     convertible debentures and other        2.4     8.2      -
                                            ----    ----    ----
   Average number of shares (fully diluted) 85.0    71.7    75.2
                                            ====    ====    ====
Earnings per share
------------------
   Primary                                 $5.16   $5.00  $(0.15)
   Fully diluted                           $5.04   $4.78  $(0.15)

       (1) In April 1995, UAL issued convertible subordinated debentures in exchange for Series A preferred stock and recorded a non-cash increase of $45 million in additional capital invested representing the excess of the carrying value of the preferred stock exchanged over the fair value of the debentures. In December 1996, a UAL-controlled trust issued trust-originated preferred securities in exchange for shares of Series B preferred stock and recorded a non-cash decrease of $27 million in additional capital invested representing the excess of the fair value of the new securities over the carrying value of Series B. Also, during the last three years, the Company repurchased shares of its Series B preferred stock, resulting in increases to additional capital invested representing the excess of amounts paid to reacquire the preferred stock over the liquidation preference of such stock. These transactions had no effect on earnings; however, their net impact on UAL's equity is included in the computation of earnings per share.

       (2) Common stock equivalents are not included in 1994 as they are anti-dilutive.

     In April 1996, the stockholders of UAL Corporation approved an increase in the number of authorized shares of common stock from 100 million to 200 million shares, in connection with a four-for-one split of the corporation's common stock in the form of a 300% stock dividend effective at the close of business on May 6, 1996. All share and per share data have been restated to give effect to this stock split.

     In addition, in connection with the July 1994 recapitalization, each old common share was exchanged for one-half share of new common stock. As required under generally accepted accounting principles for transactions of this type, the historical weighted average shares outstanding were not restated except as mentioned above for the 1996 stock split. Further, the 1995 and 1996 periods include the average number of ESOP preferred shares considered outstanding during each respective period. Thus, direct comparisons between earnings per share amounts are not meaningful.

(6)  Income Taxes
-----------------
     In 1996, the regular tax liability of the Company exceeded the alternative minimum tax ("AMT") liability resulting in a utilization of AMT credits. The federal income tax liability is the greater of the tax computed using the regular tax system or the tax under the AMT system. However, if the regular tax liability exceeds the AMT liability and AMT credits are available, the AMT credits are used to reduce the net tax liability to the amount of the AMT liability. During 1996, UAL utilized $34 million of AMT credits.

     The provision for income taxes is summarized as follows:

(In Millions)                   1996      1995      1994
-------------                   ----      ----      ----
Current -
   Federal                     $ 281     $  29     $  12
   State                          20         -         4
                                ----      ----      ----
                                 301        29        16
Deferred -                      ----      ----      ----
   Federal                        47       187        73
   State                          22        27         5
                                ----      ----      ----
                                  69       214        78
                                ----      ----      ----
                               $ 370     $ 243     $  94
                                ====      ====      ====

     The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

(In Millions)                   1996      1995      1994
-------------                   ----      ----      ----
Income tax provision
  at statutory rate            $ 339     $ 217     $  60
State income taxes, net of
  federal income tax benefit      28        18         6
ESOP dividends                   (13)       (5)        -
Nondeductible employee meals      25        23        22
Nondeductible ESOP
  transaction costs                -         -        21
Foreign tax credits               (2)       (2)       (3)
Rate change effect                 -         -       (14)
Other, net                        (7)       (8)        2
                                ----      ----      ----
                               $ 370     $ 243     $  94
                                ====      ====      ====

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1996 and 1995 are as follows:

(In Millions)                   1996                  1995
-------------           Deferred   Deferred    Deferred   Deferred
                           Tax        Tax        Tax        Tax
                         Assets   Liabilities   Assets   Liabilities
                         ------   -----------   ------   -----------
Employee benefits, including
 postretirement medical $  644      $    93     $  594     $   92
Depreciation, capitalized
 interest and transfers
 of tax benefits            -         1,172         -       1,077
Gains on sale and
 leasebacks                428           -         450         -
Rent expense               351           -         310         -
AMT credit carryforward    231           -         265         -
Net operating loss
 carryforwards              11           -         123         -
Other                      263          304        183        282
                         -----        -----      -----      -----
                        $1,928       $1,569     $1,925     $1,451
                         =====        =====      =====      =====

     At December 31, 1996, UAL and its subsidiaries had $231 million of federal AMT credit carryforwards available for an indefinite period, $4 million of general business credit carryforwards which expire between 2003 and 2007, $5 million of foreign tax credit carryforwards expiring between 2000 and 2001, $8 million of state tax benefit from net operating loss carryforwards expiring between 1999 and 2011 and $3 million of federal tax benefit from net operating loss carryforwards expiring in 2007.

     UAL's ability to generate sufficient amounts of taxable income from future operations is dependent upon numerous factors, including general economic conditions, inflation, fuel costs, the state of the industry and other factors beyond management's control. There can be no assurances that UAL will meet its expectation of future taxable income. However, based on the extended period over which postretirement benefits will be recognized, and the indefinite carryforward period for AMT credits, management believes it is more likely than not that future taxable income will be sufficient to utilize the deferred tax assets at December 31, 1996.

(7)  Short-Term Borrowings
--------------------------
     United has an agreement with a syndicate of banks for a $750 million revolving credit facility expiring in 2002. Interest on drawn amounts under the facility is calculated at floating rates based on the London interbank offered rate ("LIBOR") plus a margin which is subject to adjustment based on certain changes in the credit ratings of United's long-term senior unsecured debt. Among other restrictions, the credit facility contains a covenant which restricts United's ability to grant liens on or otherwise encumber certain identified assets with a market value of approximately $1.1 billion.

     During the second quarter of 1996, United reduced the maximum available amount of borrowings under a separate short-term borrowing facility from $270 million to $227 million.
This agreement has been extended through February 1998.

(8)  Long-Term Debt
-------------------
     A summary of long-term debt, including current maturities, as of December 31 is as follows (interest rates are as of December 31, 1996):

(In Millions)                              1996        1995
-------------                              ----        ----
Secured notes, 6.78% to 8.90%,
  averaging 8.12%, due through 2014      $  819      $  975
Debentures, 6.75% to 11.21%,
  averaging 9.61%, due 1997 to 2021         936       1,419
Convertible subordinated
  debentures, 6.375%                         -          597
Convertible debentures, 7.75%, due 2010      16          25
Promissory notes, 6.10% to 11.00%,
  averaging 6.44%, due 1997 to 2000          64          61
                                          -----       -----
                                          1,835       3,077
                                          -----       -----
Less:  Unamortized discount on debt          (9)        (68)
       Current maturities                  (165)        (90)
                                          -----       -----
                                         $1,661      $2,919
                                          =====       =====

     In addition to scheduled principal payments, in 1996 and 1995 the Company repaid $149 million and $228 million, respectively, in principal amount of secured notes and $492 million and $327 million, respectively, in principal amount of debentures prior to maturity. These obligations were scheduled to mature at various times from 2000 through 2021. Extraordinary losses of $67 million and $29 million, respectively, net of tax benefits of $40 million and $18 million, respectively, were recorded, reflecting amounts paid in excess of the debt carrying value.

     In April 1995, UAL issued $600 million aggregate principal amount of 6 3/8% convertible subordinated debentures, due 2025, for all outstanding shares of its Series A convertible preferred stock. On March 20, 1996, UAL issued a redemption notice for all outstanding 6 3/8% convertible subordinated debentures. Prior to the May 1 redemption date, debenture holders elected to convert all of their outstanding debentures into an aggregate of $324 million in cash and 7,623,092 shares of common stock. These conversions resulted in a net reduction to long-term debt of $545 million and an increase of $218 million in additional capital invested.

     At December 31, 1996, there was outstanding $16 million in convertible debentures, which are obligations of Air Wis Services, Inc. ("Air Wis"), a wholly owned subsidiary of UAL. The debentures are convertible into shares of UAL common stock at the conversion price of $87.13. During 1996 and 1995, Air Wis reacquired $8 million and $5 million, respectively, of these debentures, resulting in insignificant gains.

     At December 31, 1996, United had outstanding a total of $197 million of long-term debt bearing interest at rates 85 to 128 basis points over LIBOR. In connection with certain of these debt financings, United has entered interest rate swap agreements to effectively fix interest rates at December 31, 1996 at 8.554% on $33 million of notional amount (see Note
17).

     Maturities of long-term debt for each of the four years after 1997 are: 1998 - $78 million; 1999 - $47 million; 2000
- $51 million; and 2001 - $43 million. Various assets, principally aircraft, having an aggregate book value of $865 million at December 31, 1996, were pledged as security under various loan agreements.

     At December 31, 1996, UAL and United had an effective shelf registration statement on file with the Securities and Exchange Commission to offer up to $631 million of securities, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. UAL's ability to issue equity securities is limited by its restated certificate of incorporation.

(9)  Lease Obligations
----------------------
     The Company leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, real estate, office and computer equipment and vehicles.

     Future minimum lease payments as of December 31, 1996, under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year are as follows:

(In Millions)                  Operating Leases      Capital
-------------             Aircraft    Non-aircraft    Leases
                          --------    ------------   -------
Payable during -
  1997                    $   943       $   473      $   233
  1998                        942           463          236
  1999                        939           447          210
  2000                        957           435          186
  2001                        939           459          261
  After 2001               13,403         7,871        1,036
                           ------        ------       ------
Total minimum lease
  payments                $18,123       $10,148        2,162
                           ======        ======
Imputed interest (at rates
  of 5.3% to 12.2%)                                     (705)
                                                      ------
Present value of minimum lease payments                1,457
Current portion                                         (132)
                                                      ------
Long-term obligations under capital leases           $ 1,325
                                                      ======

     As of December 31, 1996, United leased 298 aircraft, 54 of which were under capital leases. These leases have terms of 4 to 26 years, and expiration dates range from 1997 through 2020.

     In connection with the financing of certain aircraft accounted for as capital leases, United had on deposit at December 31, 1996 an aggregate 19 billion yen ($168 million) in certain banks and had pledged an irrevocable security interest in such deposits to the aircraft lessors. These deposits will be used to pay off an equivalent amount of recorded capital lease obligations.

     Amounts charged to rent expense, net of minor amounts of sublease rentals, were $1.424 billion in 1996, $1.439 billion in 1995, and $1.222 billion in 1994. Included in 1996 rent expense was $15 million in contingent rentals, resulting from changes in interest rates for operating leases under which the rent payments are based on variable interest rates. In connection with certain of these leases, United has entered into interest rate swap agreements (see Note 17).

(10) Company-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust
--------------------------------------------------------
     In December 1996, UAL Corporation Capital Trust I (the "Trust") issued $75 million of its 13 1/4% Trust Originated Preferred Securities (the "Preferred Securities") in exchange for 2,999,304 depositary shares of the Company, each representing 1/1000 of one share of Series B 12 1/4% preferred stock (see Note 11). Concurrent with the issuance of the Preferred Securities and the related purchase by UAL of the Trust's common securities, the Company issued to the Trust $77 million aggregate principal amount of its 13 1/4% Junior Subordinated Debentures (the "Debentures") due 2026. The Debentures are and will be the sole assets of the Trust. The interest and other payment dates on the Debentures correspond to the distribution and other payment dates on the Preferred Securities. Upon maturity or redemption of the Debentures, the Preferred Securities will be mandatorily redeemed. The Debentures are redeemable at UAL's option, in whole or in part, on or after July 12, 2004, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to the redemption date. Upon the repayment of the Debentures, whether at maturity, upon redemption or otherwise, the proceeds thereof will be applied to redeem the Preferred Securities.

     There is a full and unconditional guarantee by UAL of the Trust's obligations under the securities issued by the Trust. However, the Company's obligations are subordinate and junior in right of payment to certain other of its indebtedness. UAL has the right to defer payments of interest on the Debentures by extending the interest payment period, at any time, for up to 20 consecutive quarters. If interest payments on the Debentures are so deferred, distributions on the Preferred Securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, UAL may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

     The transaction resulted in a reduction of approximately $102 million to paid in capital as the fair value of the Preferred Securities issued exceeded the carrying value ($75 million) of the exchanged Series B preferred stock. The difference between the assigned value of the Preferred Securities and their redemption value ($27 million) will be amortized against distributions on the Preferred Securities over their term.

(11)  Serial Preferred Stock
----------------------------
     In connection with the July 1994 recapitalization, UAL issued 16,416,000 depositary shares, each representing 1/1000 of one share of Series B 12 1/4% preferred stock, resulting in net proceeds of $400 million, which was recorded as additional capital invested. The shares issued had an aggregate liquidation preference of $410 million, or $25 per depositary share ($25,000 per Series B preferred share), and a stated capital of $164 ($0.01 per Series B preferred share). Under its terms, any portion of the Series B preferred stock or the depositary shares is redeemable for cash after July 11, 2004, at UAL's option, at the equivalent of $25 per depositary share, plus accrued dividends. The Series B preferred stock is not convertible into any other securities, has no stated maturity and is not subject to mandatory redemption.

     The Series B preferred stock ranks senior to all other preferred and common stocks, except the Preferred Securities, as to receipt of dividends and amounts distributed upon liquidation. The Series B preferred stock has voting rights only to the extent required by law and with respect to charter amendments that adversely affect the preferred stock or the creation or issuance of any security ranking senior to the preferred stock. Additionally, if dividends are not paid for six cumulative quarters, the Series B preferred stockholders are entitled to elect two additional members to the UAL Board of Directors until all dividends are paid in full. Pursuant to UAL's restated certificate of incorporation, UAL is authorized to issue a total of 50,000 shares of Series B preferred stock.

     As discussed in Note 10, in December 1996, UAL Corporation Capital Trust I, a Delaware statutory business trust controlled by UAL, exchanged mandatorily redeemable preferred securities of the subsidiary trust for 2,999,304 depositary shares of Series B preferred stock of UAL.

     Series B preferred stock issued and outstanding consisted of the following (dollars in millions):

                                            Depositary  Liquidation
                                 Shares       Shares       Value
                                 ------     ----------  -----------
                                                         (millions)
Balance January 1, 1994              -             -      $   -
 Issuance of Series B
   preferred stock               16,416     16,416,000       410
 Repurchase of Series B          (3,336)    (3,336,400)      (83)
                                 ------     ----------      ----
Balance December 31, 1994        13,080     13,079,600    $  327
 Repurchase of Series B          (4,260)    (4,259,709)     (107)
                                 ------     ----------      ----
Balance December 31, 1995         8,820      8,819,891    $  220
 Repurchase of Series B          (2,553)    (2,553,110)      (64)
 Exchange of Series B            (3,000)    (2,999,304)      (75)
                                 ------     ----------      ----
Balance December 31, 1996         3,267      3,267,477    $   81
                                 ======     ==========      ====

     UAL is authorized to issue up to 15,986,584 additional shares of serial preferred stock. The repurchased shares are held in treasury by UAL.

(12)  ESOP Preferred Stock
--------------------------
     The following activity relates to UAL's outstanding ESOP preferred stocks (see Note 2 for a description of the ESOPs):

                              Class 1     Class 2      ESOP
                               ESOP        ESOP       Voting
                              -------     -------     ------
Balance December 31, 1994   1,789,585          -            3
                            ---------    --------   ---------
 Shares issued              2,850,103     304,882   1,448,384
 Converted to common           (7,183)     (2,811)     (9,994)
                            ---------    --------   ---------
Balance December 31, 1995   4,632,505     302,071   1,438,393
                            ---------    --------   ---------
 Shares issued              2,367,575     381,044   3,073,970
 Converted to common          (49,618)    (38,605)    (89,927)
                            ---------    --------   ---------
Balance December 31, 1996   6,950,462     644,510   4,422,436
                            =========    ========   =========

     An aggregate of 17,675,345 shares of Class 1 and Class 2 ESOP Preferred Stock will be issued to employees under the ESOPs. Each share of ESOP Preferred Stock is convertible into four shares of UAL common stock and shares are converted to common as employees retire or otherwise leave the Company.
The stock has a par value of $0.01 per share and is nonvoting. The Class 1 ESOP Preferred Stock has a liquidation value of $126.96 per share plus all accrued and unpaid dividends; the Class 2 does not have a liquidation value. The Class 1 ESOP Preferred Stock provides a fixed annual dividend of $8.8872 per share, which ceases on March 31, 2000; the Class 2 does not pay a fixed dividend.

     Class P, M and S Voting Preferred Stocks were established to provide the voting power to the employee groups participating in the ESOPs. Additional Voting Preferred Stock is issued as shares of the Class 1 and Class 2 ESOP Preferred Stock are allocated to employees. In the aggregate, 17,675,345 shares of Voting Preferred Stock will be issued through the year 2000. The Voting Preferred Stock at any time outstanding commands voting power for approximately 55% of the vote of all classes of capital stock in all matters requiring a stockholder vote, other than for the election of members of the Board of Directors. The Voting Preferred Stock will generally continue to represent approximately 55% of the aggregate voting power until the "Sunset." The "Sunset" will occur when the common shares issuable upon conversion of the outstanding Class 1 and Class 2 ESOP Preferred Stock, plus any common equity (generally common stock issued or issuable at the time of the recapitalization) and available unissued ESOP shares held in the ESOPs or any other employee benefit plans sponsored by the Company for the benefit of its employees, represent, in the aggregate less than 20% of the common equity and available unissued ESOP shares of the Company. For purposes of defining the "Sunset" employee ownership is approximately 62% at December 31, 1996. The Voting Preferred Stock has a par value and liquidation preference of $0.01 per share. The stock is not entitled to receive any dividends and is convertible into .0004 shares of UAL common stock.

     Class Pilot MEC, IAM, SAM and I junior preferred stock (collectively "Director Preferred Stocks") were established to effectuate the election of one or more members to UAL's Board of Directors. One share each of Class Pilot MEC and Class IAM junior preferred stock is authorized and issued. The Company is authorized to issue ten shares each of Class SAM and Class I junior preferred stocks. There are three shares of Class SAM and four shares of Class I issued. Each of the Director Preferred Stocks has a par value and liquidation preference of $0.01 per share. The stock is not entitled to receive any dividends and Class I will be redeemed automatically upon the transfer of the shares to any person not elected to the Board of Directors or upon the occurrence of the "Sunset."

(13)  Common Shareholders' Equity
---------------------------------
     Changes in the number of shares of UAL common stock outstanding during the years ended December 31 were as follows:

                                 1996        1995        1994
                                 ----        ----        ----
Shares outstanding at
 beginning of year            50,718,424  49,756,424  98,275,748
Old shares -
 Stock options exercised             -           -       319,056
 Shares issued from treasury
  under compensation
  arrangements                       -           -         4,400
 Shares acquired for treasury        -           -      (353,044)
 Forfeiture of restricted stock      -           -       (39,200)                                            -     (39,200)
 Other                               -           -        (1,516)
                              ----------  ----------  ----------
                              50,718,424  49,756,424  98,205,444
 Effect of recapitalization                          (49,102,720)
New shares -
 Stock options exercised         500,174     722,744     950,020
 Shares issued from treasury
  under compensation
  arrangements                    25,949     932,584     451,068
 Shares acquired for treasury   (180,565)   (504,444)   (747,592)
 Forfeiture of restricted stock  (70,488)    (43,000)         -
 Conversion of Series A
  debentures                   7,623,092      38,304          -
 Conversion of ESOP preferred
  stock                          352,929      39,976          -
 Other                          (152,035)   (224,164)        204
                              ----------  ----------  ----------
Shares outstanding at end
 of year                      58,817,480  50,718,424  49,756,424
                              ==========  ==========  ==========

     At December 31, 1996 and 1995, UAL held 701,616 and
477,233 shares, respectively, of common stock in treasury.

(14)  Stock Options and Awards
------------------------------
     The Company has granted options to purchase common stock to various officers and employees. The option price for all stock options is at least 100% of the fair market value of UAL common stock at the date of grant. Options generally vest and become exercisable in four equal, annual installments beginning one year after the date of grant, and generally expire in ten years.

     As a result of the 1994 recapitalization, all outstanding options became fully vested at the time of the transaction and the holders of such options became eligible to utilize the cashless exercise features of stock options. Under a cashless exercise, the Company withholds, at the election of the optionee, from shares that would otherwise be issued upon exercise, that number of shares having a fair market value equal to the exercise price and/or related income taxes. For outstanding options eligible for cashless exercise, changes in the market price of the stock are charged to earnings currently. The expense recorded for such eligible options was $15 million for 1996, $27 million in 1995, and $15 million in 1994.

     Stock options which were outstanding at the time of the recapitalization are exercisable for shares of old common stock, each of which is in turn converted into two shares of new common stock and $84.81 in cash upon exercise. Subsequent to the recapitalization, the Company granted stock options which are exercisable for shares of new common stock.

     The Company has also awarded shares of restricted stock to officers and key employees. These shares generally vest over a five-year period and are subject to certain transfer restrictions and forfeiture under certain circumstances prior to vesting. Unearned compensation, representing the fair market value of the stock at the measurement date for the award, is amortized to salaries and related costs over the vesting period. As a result of the 1994 recapitalization, all outstanding nonvested shares of restricted stock became vested at the time of the transaction and $12 million of compensation expense was recorded for the remaining balance of unearned compensation attributable to the outstanding shares at that time.

     In 1994, subsequent to the recapitalization, 451,068 restricted shares of new common stock were issued from treasury, and in 1995, an additional 892,852 restricted shares were issued from treasury. As of December 31, 1996, 619,120 shares were restricted and still nonvested. Additionally, 353,200 shares were reserved for future awards under the plan. In 1996, 1995 and 1994, 70,488, 43,000 and 39,200 shares, respectively, were forfeited and returned to treasury stock.

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock options. The Company has elected to continue using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. If the fair-value based method accounting provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1995 and 1996 net earnings would have been immaterial. The effects on 1995 and 1996 may not be representative of the effects SFAS No. 123 may have in future years, because no grants prior to January 1, 1995 have been considered.

     Stock option activity for the past three years was as follows:

                          1996              1995               1994
Old Share Options:            Wtd Avg           Wtd Avg            Wtd Avg
                     Shares Exer Price  Shares Exer Price  Shares Exer Price
                     ------ ----------  ------ ----------  ------ ----------
Outstanding at
 beginning of year  480,610   $119.95 1,081,100  $132.77 1,673,782  $120.21
Exercised          (124,117)  $117.49  (295,671) $113.61  (554,771) $ 95.32
Surrendered upon
 exercise of SARs        -         -    (12,927) $ 75.68    (1,000) $ 83.31
Terminated             (375)  $124.00  (291,892) $175.24   (36,911) $118.30
                    -------           ---------           --------
Outstanding at
 end of year        356,118   $120.80   480,610  $119.95 1,081,100  $132.77

Options exercisable
 at year-end        356,118   $120.80   480,610  $119.95 1,081,100  $132.77


                         1996               1995               1994
New Share Options:           Wtd Avg            Wtd Avg            Wtd Avg
                     Shares Exer Price  Shares Exer Price  Shares Exer Price
                     ------ ----------  ------ ----------  ------ ----------
Outstanding at
 beginning of year  3,767,624  $23.47   3,784,000  $22.59      -      $   -
Granted             1,319,800  $53.46     344,000  $32.40  3,838,000  $22.59
Exercised            (251,934) $23.52    (136,376) $22.61      -      $   -
Terminated             (6,500) $32.03    (224,000) $22.91    (54,000) $22.53
                    ---------           ---------          ---------
Outstanding at
 end of year        4,828,900  $31.64   3,767,624  $23.47  3,784,000  $22.59

Options exercisable
 at year-end        1,881,686  $22.89   1,133,140  $22.55    600,000  $22.59

Reserved for future
 grants at year-end 4,782,700           1,696,000          1,816,000


     The following information relates to stock options outstanding as of December 31, 1996:

                   Options Outstanding                Options Exercisable
                   -------------------                -------------------
                             Weighted-
                              Average   Weighted-                 Weighted-
 Range of    Outstanding     Remaining   Average     Exercisable   Average
 Exercise  at December 31,  Contractual  Exercise  at December 31, Exercise
  Prices       1996            Life       Price         1996         Price
 --------  ---------------  -----------  --------  --------------- ---------
Old Share Options:
$79 to 177     356,118       4.6 years    $120.80      356,118      $120.80

New Share Options:
$20 to 29    3,377,190       7.6 years    $ 22.77    1,854,186      $ 22.61
$37 to 61    1,451,800       9.3 years    $ 52.33       27,500      $ 41.61
             ---------                               ---------
             4,828,990                               1,881,686

(15)  Retirement Plans
----------------------
     The Company has various retirement plans which cover substantially all employees. Defined benefit plans covering certain employees (primarily union ground employees) provide a stated benefit for specified periods of service, while defined benefit plans for other employees provide benefits based on employees' years of service and average compensation for a specified period of time before retirement. The Company's goal is to fully fund the estimated present value of its accumulated benefit obligation under the plans. The Company also provides several defined contribution plans which cover substantially all U.S. employees who have completed one year of service. For certain groups of employees (primarily pilots, salaried employees hired after February 1, 1994 and employees of Mileage Plus, Inc.), the Company contributes an annual amount on behalf of each participant, calculated as a percentage of the participants' earnings or a percentage of the participants' contributions.

     The following table sets forth the defined benefit plans' funded status and amounts recognized in the statements of financial position as of December 31:

                                        1996                  1995
(In Millions)              Assets Exceed    Accumulated    Accumulated
-------------               Accumulated      Benefits       Benefits
                             Benefits      Exceed Assets  Exceed Assets
                           -------------   -------------  -------------
Actuarial present value of
 accumulated benefit
 obligation                  $(5,344)         $  (235)       $(5,309)
Actuarial present value of
 projected benefit
 obligation                  $(5,812)         $  (335)       $(5,774)
Plan assets at fair value      5,850               60          4,947
                              ------            -----         ------
Projected benefit obligation
 in excess of plan assets    $    38          $  (275)       $  (827)
Unrecognized net loss            138              (70)           356
Prior service cost not yet
 recognized in net periodic
 pension cost                    230              216            482
Remaining unrecognized
 net asset                       (16)              37             15
Adjustment required to
 recognize minimum liability       -              (86)          (400)
                              ------            -----         ------
Pension asset (liability)
 recognized in the statements
 of consolidated financial
 position                    $   390          $  (178)       $  (374)
                              ======            =====         ======
Actuarial assumptions:
 Weighted average discount rate        7.75%                    7.25%
 Rate of increase in compensation      3.15%                    3.15%

     Total pension expense for all retirement plans (including defined contribution plans) was $252 million in 1996, $193 million in 1995, and $350 million in 1994.

     Plan assets are invested primarily in governmental and corporate debt instruments and corporate equity securities.

     The net periodic pension cost of defined benefit plans included the following components:

(In Millions)                      1996      1995      1994
-------------                      ----      ----      ----
Service cost - benefits
 earned during the year           $ 237     $ 173     $ 216
Interest cost on projected
 benefit obligation                 440       396       379
Actual (return) loss on
 plan assets                       (703)     (934)       28
Net amortization and deferral       268       545      (351)
                                   ----      ----      ----
Net periodic pension cost         $ 242     $ 180     $ 272
                                   ====      ====      ====

Expected average long-term
 rate of return                    9.75%     9.75%     9.75%

     Changes in interest rates or rates of inflation may impact the assumptions used in the valuation of pension obligations, including discount rates and rates of increase in compensation, resulting in increases or decreases in United's pension liability and net periodic pension cost.

(16)  Other Employee Benefits
-----------------------------
     The Company provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents. Benefits are generally funded from Company assets on a current basis, although amounts sufficient to pay claims incurred, but not yet paid, are held in trust at year-end. Certain plan benefits are subject to co-payments, deductibles and other limits described in the plans and the benefits are reduced once a retiree becomes eligible for Medicare. The Company also provides certain life insurance benefits to retirees.
The assets to fund retiree life insurance benefits are being held in a deposit trust administration fund with a major insurance company. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

     Information on the plans' funded status, on an aggregate basis at December 31, follows:

(In Millions)                        1996           1995
-------------                        ----           ----
Accumulated postretirement
 benefit obligation:
Retirees                           $  498         $  536
Other fully eligible participants     193            210
Other active participants             648            676
                                    -----          -----
Total accumulated postretirement
 benefit obligation                 1,339          1,422
Unrecognized net gain (loss)          109            (54)
Fair value of plan assets            (103)           (99)
                                    -----          -----
Accrued postretirement
 benefit obligation                $1,345         $1,269
                                    =====          =====

Discount rate                        7.75%          7.25%

     Net postretirement benefit costs included the following components:

(In Millions)                  1996         1995        1994
-------------                  ----         ----        ----
Service cost - benefits
 attributed to service
 during the period            $  44        $  37       $  46
Amortization of unrecognized
 net loss (gain)                 (5)          (5)          3
Actual return on assets          (7)          (7)          -
Interest cost on
 benefit obligation              98          100          95
                               ----         ----        ----
Net postretirement
 benefit costs                $ 130        $ 125       $ 144
                               ====         ====        ====

     The assumed health care cost trend rates were 7.4% and 8.5% for 1996 and 1995, respectively, declining annually to a rate of 4% by the year 2001 and remaining level thereafter. The effect of a 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1996, by $79 million and the aggregate of the service and interest cost components of net postretirement benefit cost for 1996 by $10 million.

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

     Changes in interest rates or rates of inflation may impact the assumptions used in the valuation of postretirement and postemployment obligations, including discount rates, resulting in increases or decreases in United's liability and net periodic cost.

(17)  Financial Instruments and Risk Management
-----------------------------------------------
     During 1996, the Company attempted to manage its exposure to interest rates, foreign exchange rates and jet fuel prices through certain operational decisions and the limited use of various derivative financial instruments. Except for minor investments in certain futures and options contracts to assist in opportunistic purchases of jet fuel, the Company used derivative financial instruments only for the purpose of hedging existing commitments or obligations, not for hedging expected future operating cash flows or for generating trading profits. In 1997, the Company expects to more actively hedge the risks associated with foreign exchange rates and jet fuel prices on expected future operating cash flows through a greater use of derivative financial instruments.

Credit Exposures of Derivatives
     The Company's theoretical risk in the derivative financial instruments described below is the cost of replacing the contracts at current market rates in the event of default by any of the counterparties. However, the Company does not anticipate such default as counterparties are selected based on credit ratings and the relative market positions with each counterparty are monitored. Furthermore, the risk of such default is mitigated by provisions in the contracts which require either party to post increasing amounts of collateral as the value of the contract moves against them, subject to certain thresholds, or through the use of mutual put options where contracts are terminated at certain predefined intervals. Counterparty credit risk is further minimized by settlements throughout the duration of the contract.

Interest Rate Risk Management
     United has entered into interest rate swap agreements in order to manage the interest rate exposure associated with
certain variable rate debt and leases.   The swap agreements
have remaining terms averaging 14 years, corresponding to the
terms of the related debt or lease obligations.   Under the
agreements, United makes payments to counterparties at fixed rates and in return receives payments based on variable rates indexed to LIBOR. At December 31, 1996, a notional amount of $53 million of interest rate swap agreements effectively fixed interest rates between 8.55% and 8.65% on such obligations. The notional amounts of the swaps do not represent amounts exchanged between the parties and, therefore, are not a measure of the Company's exposure resulting from its use of the swaps. Rather, the amounts exchanged are based on interest rates applied to the notional amounts. The fair values to United of interest rate swap agreements at December 31, 1996 and 1995 were $(4) million and $(46) million, respectively, taking into account interest rates in effect at the time.

Foreign Exchange Risk Management
     A strengthening (weakening) of foreign currencies versus the U.S. dollar tends to increase (decrease) reported revenue and operating income because United's foreign currency-denominated operating revenue generally exceeds its foreign currency-denominated operating expense for each currency. United attempts to mitigate its exposure to fluctuations in any single currency by carrying passengers and cargo in both directions between the U.S. and almost every major economic region in the world. In addition, United reduces its exposure to foreign exchange fluctuations by converting excess local currencies generated into U.S. dollars. As a result of rate fluctuations, United is also exposed to transaction gains and losses which it attempts to manage as follows:

     United is party to foreign currency swap and forward contracts to reduce exposure to currency fluctuations in connection with 15.3 billion of Japanese yen-denominated debt and lease obligations. The swap contract effectively fixes future lease principal payments at an indirect yen exchange rate of 95.63. At December 31, 1996, the swap contract had a notional amount of $84 million, which will reduce periodically through 2004 as payments are made under the leases. The fair value of the currency swap contract to United at December 31, 1996 was approximately $1.8 million based on the change in the yen to dollar exchange rate and interest rates in the U.S. and Japan. The forward contracts effectively fix future debt payments at an indirect exchange rate of 116.14. At December 31, 1996, the forward contracts had a notional amount of $67 million, which will reduce periodically through 2001, as payments are made under the debt agreements. The fair value of the currency forward contract to United at December 31, 1996 was approximately $(1.9) million.

     United incurs certain other identifiable Japanese yen-denominated liabilities as a result of operations (commissions) and financing activities (accrued rent on aircraft operating leases and interest on capital leases). United minimizes transaction gains and losses by investing in yen-denominated time deposits and by entering into yen forward contracts to offset the impact of rate changes. At December 31, 1996, these forward contracts had a notional amount of $54 million and a fair value to United of $(1.4) million.

Fuel Price Risk Management
     United enters into contracts from time to time, with certain fuel suppliers to purchase fuel at a fixed average price over a given period of time, typically one year, to protect against increases in jet fuel prices. At December 31, 1996, the level of 1997 fuel needs contracted at fixed average prices was insignificant.

     At December 31, 1996, the fair values of futures contracts used for opportunistic purchases of jet fuel were insignificant.

Balance Sheet Financial Instruments:  Fair Values
     At December 31, 1996 and 1995, $418 million and $606 million, respectively, of investments in debt securities included in cash and cash equivalents and short-term investments were classified as available-for-sale, and $232 million and $530 million, respectively, were classified as held-to-maturity. Investments in debt securities classified as available-for-sale are stated at fair value based on the quoted market prices for the securities, which does not differ significantly from their cost basis. Investments classified as held-to-maturity are stated at cost which approximates market due to their short-term maturities.

     The fair value of long-term debt, including debt due within one year, is primarily based on the quoted market prices for the same or similar issues or on the then current rates offered for debt with similar terms and maturities. The fair value of long-term debt, including debt due within one year, at December 31, 1996 and 1995 was $2.041 billion and $3.435 billion, respectively, compared with carrying values of $1.835 billion and $3.077 billion.

Financial Guarantees
     Special facility revenue bonds have been issued by certain municipalities to build or improve airport and maintenance facilities leased by United. Under the lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. At December 31, 1996, $1.060 billion principal amount of such bonds was outstanding. As of December 31, 1996, UAL and United had jointly guaranteed $35 million of such bonds and United had guaranteed $1.041 billion of such bonds, including accrued interest.

     Transfers of the tax benefits of accelerated depreciation and investment tax credits associated with the acquisition of certain equipment have been made previously by United to various tax lessors through tax lease transactions. Proceeds from tax benefit transfers were recognized as income in the year the lease transactions were consummated. The subject equipment is being depreciated for book purposes. United has agreed to indemnify (guaranteed in some cases by UAL) the tax lessors against loss of such benefits in certain circumstances and has agreed to indemnify others for loss of tax benefits in limited circumstances for certain used aircraft purchased by United subject to previous tax lease transactions. Certain tax lessors have required that letters of credit be issued in their favor by financial institutions as security for United's indemnity obligations under the leases. The outstanding balance of such letters of credit totaled $49 million at December 31, 1996. At that date, United had granted mortgages on aircraft and engines having a total book value of $187 million as security for indemnity obligations under tax leases and letters of credit.

Concentration of Credit Risk
     The Company does not believe it is subject to any significant concentration of credit risk. Most of the Company's receivables result from sales of tickets to individuals through geographically dispersed travel agents, company outlets or other airlines, often through the use of major credit cards. These receivables are short term, generally being settled shortly after the sale.

(18)  Commitments, Contingent Liabilities and Uncertainties
-----------------------------------------------------------
     The Company has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and its prior experience, that the ultimate disposition of these contingencies is not expected to materially affect UAL's consolidated financial position or results of operations. UAL records liabilities for legal and environmental claims against it in accordance with generally accepted accounting principles. These amounts are recorded based on the Company's assessments of the likelihood of their eventual settlements. The amounts of these liabilities could increase in the near term, based on revisions to estimates relating to the various claims.

      At December 31, 1996, commitments for the purchase of property and equipment, principally aircraft, approximated $6.9 billion, after deducting advance payments. An estimated $2.9 billion is due to be spent in 1997, $1.9 billion in 1998, $1.0 billion in 1999 and $1.1 billion in 2000 and thereafter. The above amounts reflect firm orders for 21 B747, 6 B757, 20 B777, 14 A320 and 24 A319 aircraft to be delivered through 2002. However, these amounts do not include a recent order for an additional three A320 and four A319 aircraft. Under the Company's current fleet plan, the above aircraft will principally be used to replace older aircraft which will be retired. As a result, the Company expects only modest growth in its passenger fleet through 2002.

      Consistent with UAL's strategic plan and the Company's focus on attracting more high yield passengers, the Board of Directors has authorized an investment of approximately $400 million in United's onboard product, including new aircraft seats and other cabin improvements. This amount, which is expected to be spent in the next three years, is not reflected in the above commitments.

     In connection with the construction of the Indianapolis Maintenance Center, United agreed to spend an aggregate $800 million on capital investments by the year 2001 and employ at least 7,500 individuals by the year 2004. In the event such targets are not reached, United may be required to make certain payments to the city of Indianapolis and state of Indiana.

     Approximately 60% of United's employees are represented by various labor organizations. In connection with the 1994 employee investment transaction, members of the Air Line Pilots' Association and the International Association of Machinists and Aerospace Workers entered into labor contracts with United which become amendable in 2000.

      United's contract with the Association of Flight Attendants ("AFA") became amendable March 1, 1996. On April 9, 1996, United announced that the flight attendants had rejected a previously announced tentative agreement. United and the AFA are involved in traditional negotiations under the Railway Labor Act, which historically have taken several years to complete. While negotiations continue, the terms of United's current flight attendant agreement will remain in effect.

(19) Foreign Operations
-----------------------
     Operating authorities in international markets are governed by bilateral aviation agreements between the U.S. and foreign countries. Under generally accepted accounting principles, ("GAAP"), foreign operations are defined as
operations that exist outside the U.S.   United derives an
insignificant amount of its operating revenues and operating income from such operations. However, the Company's results are significantly impacted by revenues produced from international flights between the U.S. and foreign destinations. Based on allocation guidelines provided by the U.S. Department of Transportation ("DOT"), which classifies flights between the U.S. and foreign destinations as part of each respective foreign entity, and thus, differs from the definition of foreign operations under GAAP, United reported the following results by geographic entity to the DOT for each of the last three years:

(In Millions)       1996                 1995                  1994
            Operating  Operating  Operating  Operating  Operating  Operating
Entity       Revenue    Income     Revenue    Income     Revenue     Income
------      ---------  ---------  ---------  ---------  ---------  ---------
Domestic     $10,717    $  738     $ 9,586    $  460     $ 8,966    $  261
Pacific        3,438       288       3,336       348       3,009       310
Atlantic       1,412        86       1,287        10       1,190      (102)
Latin America    750        18         686        14         722        44
              ------     -----      ------     -----      ------     -----
Total        $16,317    $1,130     $14,895    $  832     $13,887    $  513
              ======     =====      ======     =====      ======     =====

     Additionally, United has sizable intangible assets related to acquisitions of foreign route authorities. Changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could diminish the value of United's international route authority.

(20)  Statement of Consolidated Cash Flows - Supplemental Disclosures
---------------------------------------------------------------------
     Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

(In Millions)                        1996       1995       1994
-------------                        ----       ----       ----
Cash paid during the year for:
 Interest (net of amounts
  capitalized)                      $ 244      $ 346      $ 302
 Income taxes                         242         65         69
Non-cash transactions:
 Capital lease obligations
  incurred                            503        376          -
 Long-term debt incurred in
  connection with additions
  to equipment                         82         26         21
 Long-term debt issued in
  connection with the exchange
  of Series A convertible
  preferred stock                       -        546          -
 Net unrealized gain (loss)
  on investments                       (1)         4         (3)
 Increase (decrease) in
  pension intangible                 (191)         2         13
 Increase in additional capital
  invested in connection with
  the conversion of subordinated
  debentures to common stock          217          1          -
 Decrease in additional capital
  invested in connection with the
  conversion of subordinated
  debentures to mandatorily
  redeemable preferred securities    (102)         -          -

(21)  Selected Quarterly Financial Data (Unaudited)
---------------------------------------------------

(In Millions)                1st      2nd      3rd     4th
-------------              Quarter  Quarter  Quarter  Quarter   Year
                           -------  -------  -------  -------   ----
1996:
Operating revenues         $3,735   $4,164    $4,488   $3,976  $16,362
Earnings from operations       62      398       610       53    1,123
Earnings (loss) before
 extraordinary item             6      226       347       20      600
Extraordinary loss on early
 extinguishment of debt       (29)     (30)       (7)      (1)     (67)
Net earnings (loss)        $  (23)  $  196    $  340   $   19  $   533

Per share amounts, primary:
 Earnings (loss) before
  extraordinary item       $(0.32)  $ 2.37    $ 3.85   $(0.35) $  5.96
 Extraordinary loss on
  early extinguishment
  of debt                   (0.58)   (0.36)    (0.08)   (0.01)   (0.80)
 Net earnings (loss)       $(0.90)  $ 2.01    $ 3.77   $(0.36) $  5.16
Net earnings (loss) per
 share, fully diluted      $(0.90)  $ 1.99    $ 3.77   $(0.36) $  5.04

1995:
Operating revenues         $3,334   $3,815    $4,127   $3,667  $14,943
Earnings from operations       38      302       467       22      829
Earnings (loss) before
 extraordinary item             3      151       243      (19)     378
Extraordinary loss on early
 extinguishment of debt         -        -         -      (29)     (29)
Net earnings (loss)        $    3   $  151    $   243  $  (48) $   349

Per share amounts, primary:
 Earnings (loss) before
  extraordinary item       $(0.26)  $ 3.00    $  3.52  $(1.04) $  5.46
 Extraordinary loss on
  early extinguishment
  of debt                      -        -          -    (0.58)   (0.46)
 Net earnings (loss)       $(0.26)  $ 3.00    $  3.52  $(1.62) $  5.00
Net earnings (loss) per
 share, fully diluted      $(0.26)  $ 2.73    $  3.22  $(1.62) $  4.78

     The sum of quarterly earnings per share amounts is not the same as annual earnings per share amounts because of changing numbers of shares outstanding.




ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------    ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE.
          -----------------------------------

     None.


                            PART III
                            --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

     Information required by this item is incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders. Information regarding the executive officers is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

     Information required by this item is incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-------   -----------------------------------------------
          AND MANAGEMENT.
          --------------

     Information required by this item is incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

     Information required by this item is incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.


                             PART IV
                             -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
-------   ----------------------------------------------------
          ON FORM 8-K.
          -----------

(a)  1.   Financial Statements.  The financial statements
required by this item are listed in Item 8, "Financial Statements and Supplementary Data" herein.

     2. Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report on page F-1 after the signature page hereto.

     Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994

     All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits. The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K, and is incorporated herein by this reference. Each of Exhibits 10.26 through 10.36 and 10.38 through 10.40 listed in the Exhibit Index is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K.
     -------------------

     Form 8-K dated November 27, 1996 to report a press release issued regarding United's announcement of a tentative mid-term wage agreement with ALPA.

     Form 8-K dated December 4, 1996 to report a cautionary statement for purposes of the "Safe Harbor for Forward Looking
Statements" provision of the Private Securities Litigation Reform
Act.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 1997.


                         UAL CORPORATION


                         By:  /s/ Gerald Greenwald
                              --------------------
                             Gerald Greenwald
                             Chairman of the Board and Chief
                             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of February, 1997 by the following persons on behalf of the registrant and in the capacities indicated.



/s/ Gerald Greenwald                  /s/ James J. O'Connor
--------------------                  ---------------------
Gerald Greenwald                      James J. O'Connor
Chairman of the Board and Chief       Director
Executive Officer (principal
executive officer)


/s/ John A. Edwardson                 /s/ John F. Peterpaul
---------------------                 ---------------------
John A. Edwardson                     John F. Peterpaul
Director                              Director


/s/ Duane D. Fitzgerald               /s/ Paul E. Tierney, Jr.
-----------------------               ------------------------
Duane D. Fitzgerald                   Paul E. Tierney, Jr.
Director                              Director


/s/ Michael H. Glawe                  /s/ John K. Van de Kamp
--------------------                  -----------------------
Michael H. Glawe                      John K. Van de Kamp
Director                              Director


/s/ Richard D. McCormick              /s/ Joseph V. Vittoria
------------------------              ----------------------
Richard D. McCormick                  Joseph V. Vittoria
Director                              Director


/s/ John F. McGillicuddy              /s/ Paul A. Volcker
------------------------              -------------------
John F. McGillicuddy                  Paul A. Volcker
Director                              Director


/s/ Douglas A. Hacker
---------------------
Douglas A. Hacker
Senior Vice President and Chief
Financial Officer (principal
financial and accounting
officer)



                              UAL Corporation and Subsidiary Companies

                           Schedule II - Valuation and Qualifying Accounts

                                For the Year Ended December 31, 1996


(In Millions)                     Balance at  Additions Charged to            Balance at
-------------                     Beginning    Costs and    Other               End of
     Description                   of Year     Expenses   Accounts   Deductions  Year
Reserve deducted from asset to which it applies:

Allowance for doubtful accounts      $19          $23       $ -         $18(1)    $24
                                     ===          ===       ===         ===       ===
Obsolescence allowance -
 Flight equipment spare parts        $38          $14       $ 2         $23(1)    $31
                                     ===          ===       ===         ===       ===


                                             F-1

----------------
(1) Deduction from reserve for purpose for which reserve was created.



                              UAL Corporation and Subsidiary Companies

                           Schedule II - Valuation and Qualifying Accounts

                                For the Year Ended December 31, 1995


(In Millions)                     Balance at   Additions Charged to               Balance at
-------------                     Beginning     Costs and    Other                  End of
     Description                   of Year      Expenses   Accounts   Deductions     Year


Reserve deducted from asset to which it applies:
Allowance for doubtful accounts      $22           $20       $ -         $23(1)       $19
                                     ===           ===       ===         ===          ===
Obsolescence allowance -
 Flight equipment spare parts        $44           $14       $ 3         $23(1)       $38
                                     ===           ===       ===         ===          ===


                                                 F-2

-------------------
(1) Deduction from reserve for purpose for which reserve was created.



                               UAL Corporation and Subsidiary Companies

                            Schedule II - Valuation and Qualifying Accounts

                                 For the Year Ended December 31, 1994


(In Millions)                      Balance at    Additions Charged to               Balance at
-------------                      Beginning      Costs and    Other                  End of
     Description                    of Year       Expenses   Accounts   Deductions     Year

Reserve deducted from asset to which it applies:
Allowance for doubtful accounts       $22           $25        $ -        $25(1)       $22
                                      ===           ===        ===        ===          ===
Obsolescence allowance -
 Flight equipment spare parts         $70           $12        $ 4        $42(2)       $44
                                      ===           ===        ===        ===          ===


                                                     F-3

--------------------
1  Deduction from reserve for purpose for which reserve was created.
2  Includes deduction from reserve for parts dispositions and write-offs and $22 million of reserves transferred in connection with parts transferred to non-operating property.



                          EXHIBIT INDEX
                          -------------

 3.1    Restated Certificate of Incorporation of UAL Corporation
        ("UAL"), as amended.

 3.2 By-laws (filed as Exhibit 3.2 to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 4.1    Deposit Agreement dated as of July 12, 1994 between UAL
        Corporation and holders from time to time of Depository
        Receipts described herein (filed as Exhibit 4.2 to UAL's
        Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 4.2    Indenture dated as of December 20, 1996 between UAL
        Corporation and The First National Bank of Chicago, as
        Trustee.

 4.3    Officer's Certificate relating to UAL's 13-1/4% Junior
        Subordinated Debentures due 2026.

 4.4    Form of UAL's 13-1/4% Junior Subordinated Debenture due
        2026.

 4.5 Guarantee Agreement dated as of December 30, 1996 with respect to the 13-1/4% Trust Originated Preferred
        Securities of UAL Corporation Capital Trust I.

 4.6    Amended and Restated Declaration of Trust of UAL
        Corporation Capital Trust I dated as of December 30,
        1996.

        UAL's indebtedness under any single instrument does not exceed 10% of UAL's total assets on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

 10.1 Amended and Restated Agreement and Plan of Recapitalization, dated as of March 25, 1994 (the "Recapitalization Agreement"), as amended, among UAL Corporation, the Air Line Pilots Association, International ("ALPA") and the International Association of Machinists and Aerospace Workers ("IAM") (filed as Exhibit A to Exhibit 10.1 of UAL's Form 8-K dated June 2, 1994 and incorporated herein by reference; amendment thereto filed as Exhibit 10.1 of UAL's Form 8-K dated June 29, 1994 and incorporated herein by reference).

 10.2 Waiver and Agreement, dated as of December 23, 1994, to the Recapitalization Agreement among UAL, ALPA and IAM (filed as Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 1994, as amended, and incorporated herein by reference).

 10.3 Third Amendment, dated as of March 15, 1995, to the Recapitalization Agreement among UAL, ALPA and IAM (filed as Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 1994, as amended, and incorporated herein by reference).

 10.4   Agreement, dated as of July 16, 1996, pursuant to
        Section 1.6(q) of the Recapitalization Agreement among
        UAL, ALPA and IAM (filed as Exhibit 10.3 to UAL's Form
        10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

 10.5 UAL Corporation Employee Stock Ownership Plan, effective as of July 12, 1994 (filed as Exhibit 10.1 to UAL's Form
        10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.6 First Amendment to UAL Corporation Employee Stock Ownership Plan, dated December 28, 1994 (filed as
        Exhibit 10.39 to UAL's Form 10-K for the year ended December 31, 1994, as amended, and incorporated herein by reference).

 10.7   Second Amendment to UAL Corporation Employee Stock
        Ownership Plan, dated as of August 17, 1995 (filed as
        Exhibit 10.1 to UAL's Form 10-Q for the quarter ended
        September 30, 1995 and incorporated herein by reference).

 10.8   Third Amendment to UAL Corporation Employee Stock
        Ownership Plan, dated as of December 28, 1995 (filed as
        Exhibit 10.7 to UAL's Form 10-K for the year ended
        December 31, 1996 and incorporated herein by reference).

 10.9 Fourth Amendment to UAL Corporation Employee Stock Ownership Plan dated as of July 16, 1996 (filed as
        Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

 10.10  Fifth Amendment to UAL Corporation Employee Stock
        Ownership Plan dated as of December 31, 1996.

 10.11 UAL Corporation Employee Stock Ownership Plan Trust Agreement between UAL Corporation and State Street Bank and Trust Company ("State Street"), effective July 12, 1994 (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.12  UAL Corporation Supplemental ESOP, effective as of July
        12, 1994 (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.13 First Amendment to UAL Corporation Supplemental ESOP, dated February 22, 1995 (filed as Exhibit 10.1 to UAL's
        Form 10-Q for the quarter ended March 31, 1995, as amended, and incorporated herein by reference).

 10.14 Second Amendment to UAL Corporation Supplemental ESOP, dated as of August 17, 1995 (filed as Exhibit 10.2 to
        UAL's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

 10.15 Third Amendment to UAL Corporation Supplemental ESOP, dated as of December 28, 1995 (filed as Exhibit 10.12 to
        UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 10.16 Fourth Amendment to UAL Corporation Supplemental ESOP dated as of July 16, 1996 (filed as Exhibit 10.2 to
        UAL's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

 10.17 Fifth Amendment to UAL Corporation Supplemental ESOP dated as of December 31, 1996.

 10.18 UAL Corporation Supplemental ESOP Trust Agreement between UAL Corporation and State Street, effective July
        12, 1994 (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.19  Preferred Stock Purchase Agreement, dated as of March
        25, 1994, between UAL Corporation and State Street
        (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.20 Amendment No. 1 to Preferred Stock Purchase Agreement, dated as of June 2, 1994, between UAL Corporation and State Street (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.21 Preferred Stock Purchase Agreement, dated as of August 11, 1995, between UAL Corporation and State Street (filed as Exhibit 10.16 to UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 10.22  Preferred Stock Purchase Agreement, dated as of August
        12, 1996, between UAL Corporation and State Street.

 10.23 Class I Junior Preferred Stockholders' Agreement dated as of June 12, 1994 (filed as Exhibit 10.12 to UAL's
        Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.24  Class SAM Preferred Stockholders' Agreement dated as of
        July 12, 1994 (filed as Exhibit 10.13 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.25 First Refusal Agreement dated as of July 12, 1994, as amended.

 10.26  UAL Corporation 1981 Incentive Stock Plan (filed as
        Exhibit 10.1 to UAL's Form 10-Q for the quarter ended
        March 31, 1996 and incorporated herein by reference).

 10.27  UAL Corporation 1988 Restricted Stock Plan (filed as
        Exhibit 10.22 to UAL's Form 10-K for the year ended
        December 31, 1996 and incorporated herein by reference).

 10.28  UAL Corporation Incentive Compensation Plan (filed as
        Exhibit 10.15 to UAL's Form 10-K for the year ended
        December 31, 1994, as amended, and incorporated herein by reference).

 10.29  Description of Complimentary Travel and Cargo Carriage
        Benefits for UAL Directors.

 10.30 UAL Corporation 1995 Directors Plan, as amended and restated September 26, 1996 (filed as Exhibit 10.1 to
        UAL's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

 10.31  Employment Agreement between UAL Corporation and Gerald
        Greenwald (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.32  Amendment No. 1 to Employment Agreement between UAL
        Corporation and Gerald Greenwald (filed as Exhibit 10.6
        to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.33  Restricted Stock Deposit Agreement between UAL
        Corporation and Gerald Greenwald (filed as Exhibit 10.7
        to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.34  Non-Qualified Stock Option Agreement between UAL
        Corporation and Gerald Greenwald (filed as Exhibit 10.9
        to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.35  Restricted Stock Deposit Agreement between UAL
        Corporation and John A. Edwardson (filed as Exhibit
        10.10 to UAL's Form 10-Q for the quarter ended June 30,
        1994 and incorporated herein by reference).

 10.36  Restricted Stock Deposit Agreement between UAL
        Corporation and Stuart I. Oran (filed as Exhibit 10.12
        to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 10.37  United Supplemental Retirement Plan (filed as Exhibit
        10.42 to UAL's Form 10-K for the year ended December 31,
        1992, and incorporated herein by reference).

 10.38  Description of Officer Benefits (filed as Exhibit 10.34 to UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 10.39 Form of Severance Agreement between UAL Corporation and certain officers of United Air Lines, Inc. (filed as
        Exhibit 10.27 to UAL's Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

 10.40 Letter Agreement dated April 28, 1995 between UAL Corporation, United Air Lines, Inc. and Joseph R. O'Gorman (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

 11     Calculation of fully diluted net earnings per share.

 12.1   Computation of Ratio of Earnings to Fixed Charges.

 12.2   Computation of Ratio of Earnings to Fixed Charges and
        Preferred Stock Dividend Requirements.

 21     List of Registrant's subsidiaries (filed as Exhibit 21
        to UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 23     Consent of Independent Public Accountants.

 27     Financial Data Schedule.

 99     Annual Report on Form 11-K for Employees' Stock Purchase
        Plan of UAL Corporation.