Form 10-Q
period 1997-03-31
UAL CORP /DE/
filed 1997-05-12
CIK 100517

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

                                OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 1-6033

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

                      Yes    X            No
                         ----------         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
                    Class                    April 30, 1997
                    -----                    --------------

       Common Stock ($0.01 par value)          59,173,122


   UAL Corporation and Subsidiary Companies Report on Form 10-Q
   ------------------------------------------------------------
               For the Quarter Ended March 31, 1997
               ------------------------------------

Index
-----

PART I.  FINANCIAL INFORMATION                                 Page No.
------   ---------------------                                 -------

         Item 1.   Financial statements:

                   Condensed statements of consolidated           3
                   financial position - as of March 31, 1997
                   (unaudited) and December 31, 1996


                   Statements of consolidated operations          5
                   (unaudited) - for the three months
                   ended March 31, 1997 and 1996


                   Condensed statements of consolidated           6
                   cash flows (unaudited) - for the three
                   months ended March 31, 1997 and 1996


                   Notes to consolidated financial                7
                   statements (unaudited)


         Item 2.   Management's Discussion and Analysis           9
                   of Financial Condition and Results of
                   Operations


PART II.  OTHER INFORMATION
-------   -----------------

         Item 6.  Exhibits and Reports on Form 8-K               13

Signatures                                                       14
----------

Exhibit Index                                                    15
-------------

                  PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


             UAL Corporation and Subsidiary Companies
      Condensed Statements of Consolidated Financial Position
                           (In Millions)

                                       March 31,
                                         1997      December 31,
Assets                                (Unaudited)      1996
                                      -----------  ------------
Current assets:
   Cash and cash equivalents         $     455    $     229
   Short-term investments                  502          468
   Receivables, net                      1,119          962
   Inventories, net                        326          369
   Deferred income taxes                   222          227
   Prepaid expenses and other              370          427
                                       -------      -------
                                         2,994        2,682
                                       -------      -------

Operating property and equipment:
   Owned                                12,646       12,325
   Accumulated depreciation and
     amortization                       (5,476)      (5,380)
                                       -------      -------
                                         7,170        6,945
                                       -------      -------

   Capital leases                        2,060        1,881
   Accumulated amortization               (603)        (583)
                                       -------      -------
                                         1,457        1,298
                                       -------      -------
                                         8,627        8,243
                                       -------      -------

Other assets:
   Intangibles, net                        517          524
   Deferred income taxes                    88          132
   Aircraft lease deposits                 213          168
   Other                                   911          928
                                       -------      -------
                                         1,729        1,752
                                       -------      -------
                                      $ 13,350     $ 12,677
                                       =======      =======

    See accompanying notes to consolidated financial statements.


             UAL Corporation and Subsidiary Companies
      Condensed Statements of Consolidated Financial Position
                           (In Millions)

                                        March 31,
                                          1997      December 31,
Liabilities and Stockholders' Equity  (Unaudited)       1996
                                      -----------   ------------
Current liabilities:
   Current portions of long-term
     debt and capital lease obligations $    343      $    297
   Advance ticket sales                    1,486         1,189
   Accounts payable                          837           994
   Other                                   2,644         2,523
                                         -------       -------
                                           5,310         5,003
                                         -------       -------
Long-term debt                             1,623         1,661
                                         -------       -------
Long-term obligations under
  capital leases                           1,472         1,325
                                         -------       -------

Other liabilities and deferred credits:
   Postretirement benefit liability        1,311         1,290
   Deferred gains                          1,147         1,151
   Other                                     901           954
                                         -------       -------
                                           3,359         3,395
                                         -------       -------
Company-obligated mandatorily
  redeemable preferred securities
  of a subsidiary trust                      102           102
                                         -------       -------
Minority interest                             36            31
                                         -------       -------
Preferred stock committed to
  Supplemental ESOP                          211           165
                                         -------       -------

Stockholders' equity:
   Preferred stock                            -             -
   Common stock at par                         1             1
   Additional capital invested             2,310         2,160
   Accumulated deficit                      (478)         (566)
   Unearned ESOP preferred stock            (193)         (202)
   Other                                    (403)         (398)
                                         -------       -------
                                           1,237           995
                                         -------       -------
Commitments and contingent
  liabilities (See note)

                                        $ 13,350      $ 12,677
                                         =======       =======

    See accompanying notes to consolidated financial statements.


             UAL Corporation and Subsidiary Companies
         Statements of Consolidated Operations (Unaudited)
                 (In Millions, Except Per Share)

                                         Three Months Ended
                                              March 31
                                          1997        1996
                                          ----        ----
Operating revenues:
   Passenger                          $  3,626     $  3,278
   Cargo                                   195          175
   Other                                   300          282
                                       -------      -------
                                         4,121        3,735
                                       -------      -------
Operating expenses:
   Salaries and related costs            1,240        1,169
   ESOP compensation expense               184          163
   Aircraft fuel                           554          474
   Commissions                             364          337
   Purchased services                      307          276
   Aircraft rent                           237          240
   Landing fees and other rent             218          206
   Depreciation and amortization           176          189
   Aircraft maintenance                    138          112
   Other                                   509          507
                                       -------      -------
                                         3,927        3,673
                                       -------      -------

Earnings from operations                   194           62
                                       -------      -------
Other income (expense):
   Interest expense                        (69)         (85)
   Interest capitalized                     24           15
   Interest income                          12           18
   Equity in earnings of affiliates         25           20
   Miscellaneous, net                      (15)         (20)
                                       -------      -------
                                           (23)         (52)
                                       -------      -------
Earnings before income taxes,
  distributions on preferred
  securities and extraordinary item        171           10
Provision for income taxes                  65            4
                                       -------      -------
Earnings before distributions on
  preferred securities and
  extraordinary item                       106            6
Distributions on preferred                  (1)           -
  securities, net of tax
Extraordinary loss on early
  extinguishment of debt, net of tax        -           (29)
                                       -------      -------
Net earnings (loss)                   $    105     $    (23)
                                       =======      =======
Per share:
  Earnings (loss) before
    extraordinary item                $   0.92     $  (0.32)
  Extraordinary loss on early
    extinguishment of debt, net of tax      -         (0.58)
                                       -------      -------
   Net earnings (loss)                $   0.92    $   (0.90)
                                       =======      =======

Average shares                            93.1         50.4


   See accompanying notes to consolidated financial statements.


             UAL Corporation and Subsidiary Companies
    Condensed Statements of Consolidated Cash Flows (Unaudited)
                           (In Millions)

                                             Three Months
                                            Ended March 31
                                           1997        1996
                                           ----        ----
Cash and cash equivalents at
  beginning of period                    $  229      $  194
                                          -----       -----
Cash flows from operating activities        680         374
                                          -----       -----
Cash flows from investing activities:
  Additions to property and equipment      (308)        (67)
  Proceeds on disposition of
    property and equipment                   14           9
  Decrease (increase) in short-term
    investments                             (34)        306
  Other, net                                 -           40
                                          -----       -----
                                           (328)        288
                                          -----       -----
Cash flows from financing activities:
  Repayment of long-term debt               (13)       (304)
  Conversion of subordinated debentures       -        (161)
  Principal payments under capital
    lease obligations                       (59)        (48)
  Aircraft lease deposits                   (56)        (63)
  Other, net                                  2         (32)
                                          -----       -----
                                           (126)       (608)
                                          -----       -----
Increase in cash and cash equivalents       226          54
                                          -----       -----

Cash and cash equivalents at
  end of period                          $  455      $  248
                                          =====       =====


Cash paid during the period for:
  Interest (net of amounts capitalized)  $   50      $   80
  Income taxes                           $    2      $    -

Non-cash transactions:
  Capital lease obligations incurred     $  239      $  293
  Increase in equity in connection
    with the conversion of subordinated
    debentures to common stock           $   -       $  111


   See accompanying notes to consolidated financial statements.


          UAL Corporation and Subsidiary Companies
   Notes to Consolidated Financial Statements (Unaudited)

The Company
-----------
      UAL Corporation ("UAL") is a holding company whose principal subsidiary is United Air Lines, Inc. ("United").

Interim Financial Statements
----------------------------
      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although UAL believes that the disclosures are adequate to make the information presented not misleading.
In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in UAL's Annual Report on Form 10-K for the year 1996.

Employee Stock Ownership Plans
------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Note 2 of the Notes to Consolidated Financial Statements in the 1996 Annual Report on Form 10-K contains additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1996 were allocated in March 1997 as follows: 190,307 shares of Class 2 ESOP
Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 537,917 shares were allocated in "book entry" form under the Supplemental Plan. Also, 2,345,745 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional 768,493 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released by the Company since January 1, 1997.

Income Taxes
------------
      The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible expenses. Deferred tax assets are recognized based upon UAL's history of operating earnings and expectations for future taxable income.

Per Share Amounts
-----------------
      During the first quarter of 1996, UAL repurchased
843,210 depositary shares, representing 843 shares of its Series B 12 1/4% preferred stock at an aggregate cost of $27 million. These transactions had no effect on earnings;
however, the difference of $6 million between the cash paid and the carrying value of the preferred stock acquired is included in the computation of earnings per share.

      Per share amounts were calculated after providing for dividends on preferred stock, including ESOP convertible preferred stock, of $19 and $16 million, respectively, in the 1997 and 1996 first quarters. Per share amounts for the 1997 first quarter were based on weighted average common shares and common stock equivalents outstanding, including ESOP shares committed to be released. Common stock equivalents were not included in the 1996 first quarter computations as they did not have a dilutive effect.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes standards for computing and reporting earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997; earlier application is not permitted. Restatement of all prior-period earnings per share data is required. On a pro forma basis, first quarter 1997 earnings per share would be as follows:

      Basic Earnings Per Share        $ 1.45

      Diluted Earnings Per Share      $ 0.92

Prepayment of Long-Term Obligations
-----------------------------------
      On March 7, 1997, Air Wis Services, Inc. ("Air Wis"), a wholly owned subsidiary of UAL, issued a notice of redemption for all of its outstanding 7 3/4% convertible subordinated debentures, due 2010. On April 8, $16 million of debentures outstanding were redeemed at 100% of the principal amount plus accrued interest. The debentures have been reclassified to current long-term debt at March
31.

      In the first quarter of 1996, UAL repaid prior to maturity $242 million in principal amount of various debt securities, resulting in an aggregate extraordinary loss of $29 million, after a tax benefit of $18 million. The securities were scheduled for repayment periodically through 2021.

Contingencies and Commitments
-----------------------------
      UAL has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including
(but not limited to) the views of legal counsel, the nature of contingencies to which UAL is subject and its prior experience, that the ultimate disposition of these contingencies is not expected to materially affect UAL's consolidated financial position or results of operations.

      At March 31, 1997, commitments for the purchase of property and equipment, principally aircraft, approximated
$6.7 billion, after deducting advance payments. An estimated $2.6 billion will be spent during the remainder of 1997, $2.0 billion in 1998, $1.0 billion in 1999 and $1.1 billion in 2000 and thereafter. The above amounts reflect firm orders for 18 B777 aircraft, 21 B747 aircraft, 6 B757 aircraft, 16 A320 aircraft and 28 A319 aircraft to be delivered through 2002. However, these amounts do not include a recent order for an additional three B747 aircraft which are scheduled to be delivered in 1999.





Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      UAL's total of cash and cash equivalents and short-term investments was $957 million at March 31, 1997, compared to $697 million at December 31, 1996. Cash flows from operating activities amounted to $680 million.
Financing activities included principal payments under debt and capital lease obligations of $13 million and $59 million, respectively, and deposits of an equivalent $56 million in Japanese yen with certain banks in connection with the financing of certain capital lease transactions.

      In the first quarter of 1997, United took delivery of one A320 aircraft and two B777 aircraft. The A320 aircraft was purchased and the B777s were acquired under capital leases. Property additions, including the A320 and aircraft spare parts, amounted to $308 million. Property dispositions resulted in proceeds of $14 million.

      At March 31, 1997, commitments for the purchase of property and equipment, principally aircraft, approximated
$6.7 billion, after deducting advance payments. An estimated $2.6 billion will be spent during the remainder of 1997, $2.0 billion in 1998, $1.0 billion in 1999 and $1.1 billion in 2000 and thereafter. The above amounts reflect firm orders for 18 B777 aircraft, 21 B747 aircraft, 6 B757 aircraft, 16 A320 aircraft and 28 A319 aircraft to be delivered through 2002. However, these amounts do not include a recent order for an additional three B747 aircraft which are scheduled to be delivered in 1999.

      Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, irrevocable external financing arrangements or other external sources.

      In April 1997, Standard & Poor's raised its credit rating on United's senior unsecured debt to BB+ from BB and raised its credit rating on UAL's Series B preferred stock and redeemable preferred securities to BB- from B+.

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

      Summary of Results
      ------------------
      UAL's earnings from operations were $194 million in the first quarter of 1997, compared to operating earnings of $62 million in the first quarter of 1996. UAL had net earnings in the 1997 first quarter of $105 million ($0.92 per share), compared to a net loss of $23 million in the same period of 1996 (a loss of $0.90 per share). The 1996 first quarter results include an extraordinary loss of $29 million ($0.58 per share) on early extinguishment of debt.

      The per share amounts for the 1996 first quarter include the effects on equity of the repurchase of Series B preferred stock. See "Per Share Amounts" in the notes to consolidated financial statements.

      Management believes that a more complete understanding of UAL's results can be gained by viewing them on a pro forma, "fully distributed" basis. This approach considers all ESOP shares which will ultimately be distributed to employees throughout the ESOP (rather than just the shares committed to be released) to be immediately outstanding and thus fully distributed. Consistent with this method, the ESOP compensation expense is excluded from fully distributed net earnings and ESOP convertible preferred stock dividends are not deducted from earnings attributable to common stockholders. On a fully distributed basis, UAL's net earnings for the 1997 first quarter would have been $215 million ($1.61 per share) compared to $105 million ($0.92 per share) as reported under generally accepted accounting principles. For the first quarter of 1996, fully distributed net earnings would have been $76 million ($0.50 per share) compared to a loss of $23 million (loss of $0.90 per share) as reported under generally accepted accounting principles. No adjustments are made to fully distributed earnings to take into account future salary increases.

      Specific factors affecting UAL's consolidated operations for the first quarter of 1997 are described below.

      First Quarter 1997 Compared with First Quarter 1996.
      ----------------------------------------------------
      Operating revenues increased $386 million (10%).
United's revenue per available seat mile increased 7% to
10.19 cents.  Passenger revenues increased $348 million
(11%) due to a 5% increase in yield to 12.80 cents and a 5% increase in revenue passenger miles. The Company believes that passenger revenues benefited by approximately $25 million due to the threat of a labor strike at a major competitor. The following analysis by market is based on information reported to the U.S. Department of
Transportation:

      Latin America revenue passenger miles increased 7%
over the same period last year, with a 13% increase in
yield largely due to the strengthening Latin America
economy.  Atlantic revenue passenger miles increased 11%
and yield increased nearly 5% for the period.  In the
Pacific, revenue passenger miles increased 3% and yield
increased 1% from the same period last year.  Pacific
yields continue to be negatively impacted by the weakness
of the Japanese yen to the dollar.   Domestic revenue
passenger miles increased 5% with a 6% increase in yield.
The increase in domestic yield is a result of a strong market industry-wide coupled with continued success in attracting a better mix of higher-yield business travelers.
Available seat miles increased 4% systemwide, reflecting increases of 13% in the Atlantic, 1% in the Pacific and 4% on Domestic routes, offset by a decrease of 4% in Latin
America. The system passenger load factor increased 1.2 points to 69.9%.

      Cargo revenues increased $20 million (11%) as freight revenues increased 13% and mail revenues increased 9%.
Cargo yield decreased 2% from the same period last year.
Other operating revenues increased $18 million (6%) due to increases in Mileage Plus partner-related revenues and fuel sales to third parties.

      Operating expenses increased $254 million (7%) and United's cost per available seat mile increased 3%, from
8.98 cents to 9.27 cents. ESOP compensation expense increased $21 million (13%), reflecting a higher average common stock price in 1997. Aircraft fuel expense increased $80 million (17%) due to a 2% increase in consumption and a 15% increase in the average price per gallon of fuel to 78.3 cents. Without the increases in ESOP compensation expense and aircraft fuel, United's cost per available seat mile would have increased 2%. Salaries and related costs increased $71 million (6%) due mainly to increased staffing in certain customer-oriented positions.
Landing fees and other rent increased $12 million (6%) due to increased landing fees and facilities rent at various airports. Purchased services increased $31 million (11%) due principally to volume-related increases in computer reservations fees and credit card discounts. Aircraft maintenance increased $26 million (23%) due to increased purchased maintenance, as well as the timing of maintenance cycles. Commissions increased $27 million (8%) due primarily to increased commissionable revenues.
Depreciation and amortization decreased $13 million (7%) due to lower depreciation on DC10-10 aircraft, which are being exchanged for B727 hushkits.

      Other expense amounted to $23 million in the first quarter of 1997 compared to $52 million in the first quarter of 1996. Interest expense decreased $16 million
(19%) due to the prepayment of long-term debt in 1996.
Interest capitalized, primarily on aircraft advance payments, increased $9 million (60%). Interest income decreased $6 million (33%) due to lower investment balances. Equity in earnings of affiliates increased $5 million (25%) due primarily to higher earnings from the Galileo International Partnership resulting from increased booking revenues. Included in "Miscellaneous, net" in the 1997 and 1996 first quarters were foreign exchange losses of $5 million and $6 million, respectively.

LABOR AGREEMENTS AND WAGE ADJUSTMENTS

      Both the Air Line Pilots Association, International ("ALPA") and the International Association of Machinists and Aerospace Workers ("IAM") ratified previously announced mid-term wage adjustments. Included in the agreements are a 5% increase to wage rates for each union group in July 1997 and a second 5% increase in July 1998. Further, the agreement with ALPA calls for a corresponding 5% increase in both 1997 and 1998 to "book rates" (book rates are used to compute certain other employee benefits), and the agreement with the IAM provides for lump sum payments for all IAM employees and increases in hourly license premium and skill pay for mechanics. These agreements also provide for restoration of wage rates for the two groups in the year 2000 to levels that existed prior to the recapitalization in July 1994, as well as restoration of the Company's contribution to the pilots defined contribution plan from its current rate of 1% to its pre-ESOP rate of 9% in the year 2000.

      In March, the Company also announced the details of mid-term wage adjustments for non-union United States salaried and management employees. Salaried employees will receive a 5% increase in both July 1997 and July 1998, as well as a lump-sum payment in July 1997. Management employees will receive a 4% increase in both July 1997 and July 1998, and management employees not participating in the Company's Incentive Compensation Plan will participate in a three-year profit-sharing plan that could pay an additional amount in 1998, 1999 and 2000, if the Company meets specific pre-tax earnings objectives in 1997, 1998 and 1999, respectively. The cost to the Company in 1997 for these wage and benefit adjustments is approximately $120 million.


OUTLOOK FOR 1997

      In 1997, available seat miles are expected to increase approximately 3.5%, with total system revenue per available seat mile up approximately 3%. Costs per available seat mile excluding ESOP charges are expected to increase approximately 2%. This unit cost forecast assumes the average cost of jet fuel per gallon is lower in 1997 than in 1996.

      For the second quarter, United expects total system revenue per available seat mile to increase approximately 3% versus the same period last year, on 3% higher capacity. System load factor is forecast to increase slightly compared to second quarter 1996. Costs per available seat mile excluding ESOP charges are expected to increase 3% over the same period last year.

      Based on the favorable industry environment, advance bookings and first quarter results, the Company anticipates its "fully distributed" earnings per share in 1997 will exceed those for 1996 (see "Results of Operations, Summary of Results" for further explanation of this pro forma methodology). Due to the reinstatement of the Federal passenger excise tax (see below), the Company believes the rate of improvement in year-over-year "fully distributed" earnings for the second and third quarter will be less than in the first quarter. Based on the current favorable industry environment, the Company expects second quarter
1997 "fully distributed" earnings per share to be slightly higher than second quarter 1996.

      The Federal passenger excise tax, which expired on December 31, 1996, was reinstated during the first quarter.
While the authority to collect this tax is scheduled to expire once again at the end of the third quarter, the Company expects a replacement funding mechanism, either reinstatement of the current tax or a substitute user-based fee system, to go into effect at the end of this period.

      The information included in the previous paragraphs is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, revenues, unit revenues, unit costs and earnings per share include the airline pricing environment, fuel costs, low-fare carrier expansion, cost of safety and security measures, actions of the U.S., foreign and local governments, foreign currency exchange rate fluctuations, the economic environment of the airline industry, the general economic environment, and other factors discussed herein.





                    PART II.  OTHER INFORMATION
                    ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

     (a) Exhibits

         A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

     (b) Form 8-K dated May 6, 1997 to report a cautionary statement for purposes of the "Safe Harbor for Forward-
         Looking Statements" provision of the Private Securities
         Litigation Reform Act of 1995.


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




Dated:  May 8, 1997


                           Exhibit Index
                           -------------


Exhibit No.                  Description
----------                   -----------

10.1 Supplemental Agreement No. 10 dated as of April 11, 1997 to the Agreement dated December 18, 1990 between The Boeing Company ("Boeing") and United Air Lines, Inc. ("United") (and United Worldwide Corporation) for acquisition of Boeing 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as Exhibit 10.8 to UAL Corporation's ("UAL") Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1991, (ii) Exhibits 10.3, 10.4, 10.5, 10.6 and 10.22 to UAL's Form
          10-Q for the quarter ended June 30, 1993, (iii) Exhibit
          10.3 to UAL's Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (v) Exhibits 10.29 and
          10.30 to UAL's Form 10-K for the year ended December 31, 1994, (vi) Exhibits 10.4 through 10.8 to UAL's Form 10-Q for the quarter ended March 31, 1995, (vii) Exhibits
          10.7 and 10.8 to UAL's Form 10-Q for the quarter ended June 30, 1995, (viii) Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 1995, and (ix) Exhibits
          10.4 and 10.5 to UAL's Form 10-Q for the quarter ended June 30, 1996, as amended, and incorporated herein by reference)). (Exhibit 10.1 hereto is filed with a request for confidential treatment of certain portions thereof.)

10.2 Supplemental Agreement No. 11 dated as of April 11, 1997 to the 747-400 Purchase Agreement. (Exhibit 10.2 hereto is filed with a request for confidential treatment of certain portions thereof.)

10.3      Letter Agreement No. 6-1162-DLJ-891R5 dated April 11,
          1997 to the 747-400 Purchase Agreement. (Exhibit 10.3 hereto is filed with a request for confidential treatment of certain portions thereof.)

10.4 Amendment No. 5 dated August 22, 1996 to the Agreement dated August 10, 1992 between AVSA, S.A.R.L., as seller, and United, as buyer, for the acquisition of Airbus Industrie A320-200 model aircraft (as previously amended and supplemented, "A320-200 Purchase Agreement" (filed as Exhibit 10.14 to UAL's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1993,
          (ii) Exhibits 10.15 and 10.16 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iii) Exhibit 10.31 to UAL's Form 10-K for the year ended December 31, 1994,
          (iv) Exhibit 10.9 to UAL's Form 10-Q for the quarter ended June 30, 1995, and (v) Exhibit 10.42 to UAL's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)). (Exhibit 10.4 hereto is filed with a request for confidential treatment of certain portions thereof.)

10.5      Amendment No. 6 dated January 31, 1997 to the A320-200
          Purchase Agreement dated August 10, 1992. (Exhibit 10.5 hereto is filed with a request for confidential treatment of certain portions thereof.)

10.6      Amendment No. 7 dated January __, 1997 to the A320-200
          Purchase Agreement dated August 10, 1992. (Exhibit 10.6 hereto is filed with a request for confidential treatment of certain portions thereof.)

11        Calculation of Fully Diluted Net Earnings Per Share.

12.1      Computation of Ratio of Earnings to Fixed Charges.

12.2      Computation of Ratio of Earnings to Fixed Charges and
          Preferred Stock Dividend Requirements.

27        Financial Data Schedule.