Form 10-Q
period 1997-06-30
UAL CORP /DE/
filed 1997-08-07
CIK 100517

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

                                OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 1-6033

                          UAL CORPORATION
                          ---------------
      (Exact name of registrant as specified in its charter)

                 Delaware                     36-2675207
                 --------                     ----------
        (State or other jurisdiction of    (I.R.S. Employer
        incorporation or organization)     Identification No.)

   1200 East Algonquin Road, Elk Grove Township, Illinois  60007
    Mailing Address:  P. O. Box 66919, Chicago, Illinois  60666
    -----------------------------------------------------------
      (Address of principal executive offices)      (Zip Code)

 Registrant's telephone number, including area code  (847) 700-4000
 ------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X            No
                           -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
                    Class                    July 31, 1997
                    -----                    -------------

       Common Stock ($0.01 par value)          59,661,853



   UAL Corporation and Subsidiary Companies Report on Form 10-Q
   ------------------------------------------------------------
                For the Quarter Ended June 30, 1997
                -----------------------------------
Index
-----

PART I.  FINANCIAL INFORMATION                              Page No.
------   ---------------------                              -------

         Item 1.  Financial Statements

                  Condensed Statements of Consolidated            3
                  Financial Position - as of June 30, 1997
                  (Unaudited) and December 31, 1996


                  Statements of Consolidated Operations           5
                  (Unaudited) - for the three months and
                  six months ended June 30, 1997 and 1996


                  Condensed Statements of Consolidated            7
                  Cash Flows (Unaudited) - for the six
                  months ended June 30, 1997 and 1996


                  Notes to Consolidated Financial                 8
                  Statements (Unaudited)


         Item 2.  Management's Discussion and Analysis           11
                  of Financial Condition and Results of
                  Operations


PART II.  OTHER INFORMATION
-------   -----------------

          Item 1.  Legal Proceedings                             18
          Item 4.  Submission of Matters to a Vote of
                   Security Holders                              18
          Item 5.  Other Information                             20
          Item 6.  Exhibits and Reports on Form 8-K              20

Signatures
----------                                                       21

Exhibit Index                                                    22
-------------


                 PART I.   FINANCIAL INFORMATION
                 -------------------------------

Item 1.   Financial Statements
------    --------------------

            UAL Corporation and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                       June 30,
                                         1997       December 31,
Assets                               (Unaudited)        1996
                                     -----------    ------------
Current assets:
   Cash and cash equivalents         $      77      $     229
   Short-term investments                  522            468
   Receivables, net                      1,163            962
   Inventories, net                        350            369
   Deferred income taxes                   206            227
   Prepaid expenses and other              306            427
                                       -------        -------
                                         2,624          2,682
                                       -------        -------

Operating property and equipment:
   Owned                                13,690         12,325
   Accumulated depreciation and
    amortization                        (5,531)        (5,380)
                                       -------        -------
                                         8,159          6,945
                                       -------        -------

   Capital leases                        2,059          1,881
   Accumulated amortization               (623)          (583)
                                       -------        -------
                                         1,436          1,298
                                       -------        -------
                                         9,595          8,243
                                       -------        -------

Other assets:
   Intangibles, net                        512            524
   Deferred income taxes                    79            132
   Aircraft lease deposits                 233            168
   Other                                   882            928
                                       -------        -------
                                         1,706          1,752
                                       -------        -------
                                      $ 13,925       $ 12,677
                                       =======        =======

  See accompanying notes to consolidated financial statements.


            UAL Corporation and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                        June 30,
                                          1997        December 31,
Liabilities and Stockholders' Equity  (Unaudited)         1996
                                      -----------     ------------
Current liabilities:
   Short-term borrowings              $     60        $     -
   Long-term debt maturing within
     one year                              248             165
   Current obligations under
     capital leases                        152             132
   Advance ticket sales                  1,464           1,189
   Accounts payable                        884             994
   Other                                 2,595           2,523
                                       -------         -------
                                         5,403           5,003
                                       -------         -------

Long-term debt                           1,537           1,661
                                       -------         -------
Long-term obligations under
   capital leases                        1,470           1,325
                                       -------         -------

Other liabilities and deferred credits:
   Deferred pension liability              208             178
   Postretirement benefit liability      1,333           1,290
   Deferred gains                        1,117           1,151
   Other                                   801             776
                                       -------         -------
                                         3,459           3,395
                                       -------         -------
Company-obligated mandatorily
   redeemable preferred securities
   of a subsidiary trust                   102             102
                                       -------         -------
Minority interest                           40              31
                                       -------         -------
Preferred stock committed to
   Supplemental ESOP                       243             165
                                       -------         -------
Stockholders' equity:
   Preferred stock                          -               -
   Common stock at par                       1               1
   Additional capital invested           2,525           2,160
   Accumulated deficit                    (255)           (566)
   Unearned ESOP preferred stock          (185)           (202)
   Other                                  (415)           (398)
                                       -------         -------
                                         1,671             995
                                       -------         -------
Commitments and contingent
liabilities (See note)

                                      $ 13,925        $ 12,677
                                       =======         =======

  See accompanying notes to consolidated financial statements.

            UAL Corporation and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                 (In Millions, Except Per Share)

                                           Three Months
                                          Ended June 30
                                         1997        1996
                                         ----        ----
Operating revenues:
   Passenger                          $  3,854    $  3,694
   Cargo                                   215         192
   Other                                   313         278
                                       -------     -------
                                         4,382       4,164
                                       -------     -------
Operating expenses:
   Salaries and related costs            1,228       1,173
   ESOP compensation expense               226         168
   Aircraft fuel                           495         493
   Commissions                             386         373
   Purchased services                      310         297
   Aircraft rent                           235         241
   Landing fees and other rent             224         213
   Depreciation and amortization           174         182
   Aircraft maintenance                    157         118
   Other                                   535         508
                                       -------     -------
                                         3,970       3,766
                                       -------     -------

Earnings from operations                   412         398
                                       -------     -------
Other income (expense):
   Interest expense                        (71)        (74)
   Interest capitalized                     26          24
   Interest income                          11          12
   Equity in earnings of affiliates         22          17
   Miscellaneous, net                      (12)         (6)
                                       -------     -------
                                           (24)        (27)
                                       -------     -------
Earnings before income taxes,
   distributions on preferred
   securities and extraordinary item       388         371
Provision for income taxes                 145         145
                                       -------     -------
Earnings before distributions on
   preferred securities and
   extraordinary item                      243         226
Distributions on preferred
   securities, net of tax                   (1)         -
Extraordinary loss on early
   extinguishment of debt, net of tax       -          (30)
                                       -------     -------
Net earnings                          $    242    $    196
                                       =======     =======
Per share, primary:
 Earnings before extraordinary item   $   2.31    $   2.37
 Extraordinary loss on early
   extinguishment of debt, net of tax       -        (0.36)
                                       -------     -------
 Net earnings                         $   2.31    $   2.01
                                       =======     =======
Per share, fully diluted:
 Earnings before extraordinary item   $   2.31    $   2.35
 Extraordinary loss on early
   extinguishment of debt, net of tax       -        (0.36)
                                       -------     -------
 Net earnings                         $   2.31    $   1.99
                                       =======     =======

   See accompanying notes to consolidated financial statements.


            UAL Corporation and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                 (In Millions, Except Per Share)

                                            Six Months
                                          Ended June 30
                                         1997        1996
                                         ----        ----
Operating revenues:
   Passenger                          $  7,481    $  6,972
   Cargo                                   410         367
   Other                                   612         559
                                       -------     -------
                                         8,503       7,898
                                       -------     -------
Operating expenses:
   Salaries and related costs            2,468       2,342
   ESOP compensation expense               410         331
   Aircraft fuel                         1,049         967
   Commissions                             750         711
   Purchased services                      617         573
   Aircraft rent                           472         480
   Landing fees and other rent             442         419
   Depreciation and amortization           350         372
   Aircraft maintenance                    295         230
   Other                                 1,044       1,013
                                       -------     -------
                                         7,897       7,438
                                       -------     -------
Earnings from operations                   606         460
                                       -------     -------
Other income (expense):
   Interest expense                       (140)       (159)
   Interest capitalized                     50          39
   Interest income                          23          31
   Equity in earnings of affiliates         48          37
   Miscellaneous, net                      (28)        (26)
                                       -------     -------
                                           (47)        (78)
                                       -------     -------
Earnings before income taxes,
  distributions on preferred securities
  and extraordinary item                   559         382
Provision for income taxes                 209         149
                                       -------     -------
Earnings before distributions on
  preferred securities and
  extraordinary item                       350         233
Distributions on preferred securities       (3)          -
Extraordinary loss on early
  extinguishment of debt, net of tax         -         (59)
                                       -------     -------
Net earnings                          $    347    $    174
                                       =======     =======
Per share, primary:
 Earnings before extraordinary item   $   3.26    $   2.33
 Extraordinary loss on early
  extinguishment of debt, net of tax        -        (0.77)
                                       -------     -------
 Net earnings                         $   3.26    $   1.56
                                       =======     =======
Per share, fully diluted:
 Earnings before extraordinary item   $   3.26    $   2.24
 Extraordinary loss on early
  extinguishment of debt, net of tax        -        (0.73)
                                       -------     -------
 Net earnings                         $   3.26    $   1.51
                                       =======     =======

  See accompanying notes to consolidated financial statements.

            UAL Corporation and Subsidiary Companies
   Condensed Statements of Consolidated Cash Flows (Unaudited)
                          (In Millions)

                                            Six Months
                                           Ended June 30
                                          1997        1996
                                          ----        ----
Cash and cash equivalents at
  beginning of period                  $   229     $   194
                                        ------      ------

Cash flows from operating activities     1,479       1,040
                                        ------      ------
Cash flows from investing activities:
  Additions to property and equipment   (1,491)       (372)
  Proceeds on disposition of
    property and equipment                  27          13
  Decrease (increase) in short-term
    investments                            (54)        423
  Other, net                                (5)         31
                                        ------      ------
                                        (1,523)         95
                                        ------      ------
Cash flows from financing activities:
  Repayment of long-term debt              (38)       (590)
  Conversion of subordinated debentures     -         (324)
  Principal payments under capital
   lease obligations                       (80)        (64)
  Increase in short-term borrowings         60           -
  Aircraft lease deposits                  (56)        (63)
  Other, net                                 6         (94)
                                        ------      ------
                                          (108)     (1,135)
                                        ------      ------
Increase (decrease) in cash and
  cash equivalents                        (152)         -
                                        ------      ------

Cash and cash equivalents at
  end of period                        $    77     $   194
                                        ======      ======

Cash paid during the period for:
 Interest(net of amounts capitalized)  $    81     $   149
 Income taxes                          $   117     $   143

Non-cash transactions:
 Capital lease obligations incurred    $   239     $   293
 Increase in equity in connection
   with the conversion of subordinated
   debentures to common stock          $    -      $   217

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

Accounting Policies - Derivative Financial Instruments
------------------------------------------------------

      Foreign Currency
      ----------------

      From time to time, United enters into Japanese yen forward contracts to minimize transaction gains and losses. The yen forwards are marked to fair value with unrealized gains and losses recorded in "Miscellaneous, net" at the end of each accounting period, offsetting gains and losses recorded on the valuations of yen-denominated assets and liabilities. The forwards typically have a 30-day maturity.

      United has entered into forwards and swaps to reduce exposure to currency fluctuations in connection with firm commitments in the form of yen-denominated capital lease obligations. The instruments' cash flows mirror those of the underlying exposures. Unrealized gains and losses relating to the instruments are being deferred over the lives of the contracts. The premiums paid on the instruments, as measured at inception, are being amortized over their respective lives as components of interest expense. Any gains or losses realized upon the early termination of these instruments are deferred and recognized in income over the remaining life of the underlying exposure.

      Interest Rates
      --------------

      United has entered into swaps to reduce exposure to interest rate fluctuations in connection with certain firm commitments in the form of debt, capital leases and operating leases. The instruments' cash flows mirror those of the underlying exposures. Unrealized gains and losses relating to the instruments are being deferred over the lives of the contracts. The premiums paid on the instruments, as measured at inception, are being amortized over their respective lives as components of interest expense. Any gains or losses realized upon the early termination of these instruments are deferred and recognized in income over the remaining life of the underlying exposure.

      Aircraft Fuel
      -------------

      United occasionally enters into futures contracts for heating oil to reduce exposure to jet fuel price fluctuations. Unrealized losses are recorded currently in income and affect aircraft fuel expense. Unrealized gains are deferred until contract expiration and recognized as a component of aircraft fuel expense.

Employee Stock Ownership Plans
------------------------------

      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Note 2 of the Notes to Consolidated Financial Statements in the 1996 Annual Report on Form 10-K contains additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1996 were allocated in March 1997 as follows: 190,307 shares of Class 2 ESOP Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 537,917 shares were allocated in "book entry" form under the Supplemental Plan. Additionally, 2,345,745 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional 1,536,986 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released by the Company since January 1, 1997.

Income Taxes
------------

      The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, dividends on ESOP Preferred Stock and certain nondeductible expenses. Deferred tax assets are recognized based upon UAL's history of operating earnings and expectations for future taxable income.

Per Share Amounts
-----------------

      During the three-month and six-month periods ended June 30, 1996, UAL repurchased 1,710 and 2,553 shares, respectively, of its Series B preferred stock at an aggregate cost of $57 million and $84 million, respectively, to be held in treasury. These transactions had no effect on earnings; however, the difference between the amount paid and the carrying value of the preferred stock acquired is included in the computation of earnings per share.

      Per share amounts were calculated after providing for dividends on preferred stock, including ESOP convertible preferred stock, of $19 million in the 1997 second quarter, $16 million in the 1996 second quarter, $38 million in the 1997 six-month period and $32 million in 1996 six-month period. Primary per share amounts for all periods were based on weighted average common shares and common equivalents outstanding, including ESOP shares committed to be released. In addition, fully diluted per share amounts assume the conversion of convertible debentures (for periods not actually converted) and elimination of related interest.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes standards for computing and reporting earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997; earlier application is not permitted. Restatement of all prior-period earnings per share data is required. On a pro forma basis, 1997 earnings per share would be as follows:

                             Three Months Ended    Six Months Ended
                             ------------------    ----------------
 Basic Earnings Per Share          $ 3.77               $ 5.23

 Diluted Earnings Per Share        $ 2.31               $ 3.26

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

      At June 30, 1997, commitments for the purchase of property and equipment, principally aircraft, approximated $7.5 billion, after deducting advance payments. An estimated $1.9 billion will be spent during the remainder of 1997, $2.6 billion in 1998, $1.7 billion in 1999, and $1.3 billion in 2000 and thereafter. The major commitments are for the purchase of B777, B747, B767, B757, A319 and A320 aircraft, which are scheduled to be delivered through 2002.

      United's contract with the Association of Flight Attendants ("AFA") became amendable March 1, 1996. On July 14, 1997, United and the AFA announced that they had reached a tentative agreement on a new contract. The agreement, which is subject to ratification by United's flight attendants, includes provisions for increased wages and benefits as well as work rule changes designed to help the Company achieve its customer satisfaction objectives. If ratified, the contract will remain in effect through 2006. The voting process is not expected to conclude until October 1997.

Subsequent Event
----------------

       In July 1997, United completed the sale of its 77% general partnership interest in the Apollo Travel Services Partnership to Galileo International, Inc. See "Sale of Affiliate" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------     -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      UAL's total of cash and cash equivalents and short-term investments was $599 million at June 30, 1997, compared to $697 million at December 31, 1996. Cash flows from operating activities for the six-month period amounted to $1.5 billion. Financing activities included principal payments under debt and capital lease obligations of $38 million and $80 million, respectively.

      In the first six months of 1997, United took delivery of three A320, six B777, two B747 and two A319 aircraft. All of these aircraft were purchased with the exception of two B777s, which were acquired under capital leases. In addition, United purchased two B767 aircraft off lease during the second quarter. Property additions, including aircraft spare parts, facilities and ground equipment, amounted to $1.5 billion, while property dispositions resulted in proceeds of $27 million.

      At June 30, 1997, commitments for the purchase of property and equipment, principally aircraft, approximated $7.5 billion, after deducting advance payments. An estimated $1.9 billion will be spent during the remainder of 1997, $2.6 billion in 1998, $1.7 billion in 1999, and $1.3 billion in 2000 and thereafter. The major commitments are for the purchase of B777, B747, B767, B757, A319 and A320 aircraft, which are scheduled to be delivered through 2002.

      In April 1997, Standard & Poor's raised its credit rating on United's senior unsecured debt to BB+ from BB and raised its credit rating on UAL's Series B preferred stock and redeemable preferred securities to BB- from B+. Moody's Investors Service Inc.'s ratings on United's senior unsecured debt remains Baa3 and its ratings on UAL's Series B preferred stock and redeemable preferred securities remains Ba3.

      The Company's sale of its interest in the Apollo Travel
Services Partnership in July 1997 provided over $500 million in cash proceeds (see "Sale of Affiliate"). UAL is considering several alternative uses of the proceeds.

RESULTS OF OPERATIONS
---------------------

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

      Summary of Results
      ------------------

      UAL's earnings from operations were $606 million in the first six months of 1997, compared to operating earnings of $460 million in the first six months of 1996. UAL's net earnings were $347 million ($3.26 per share), compared to net earnings of $174 million ($1.56 per share, primary; $1.51 per share, fully diluted) during the same period in 1996. The 1996 six-month period includes an extraordinary loss of $59 million ($0.77 per share, primary; $0.73 per share, fully diluted) on early extinguishment of debt.

      In the second quarter of 1997, UAL's earnings from operations were $412 million compared to operating earnings of $398 million in the second quarter of 1996. UAL had net earnings in the 1997 second quarter of $242 million ($2.31 per share), compared to net earnings of $196 million in the same period of 1996 ($2.01 per share, primary; $1.99 per share, fully diluted). The 1996 second quarter results include an extraordinary loss of $30 million ($0.36 per share) on early extinguishment of debt.

      The 1996 per share amounts also include the effects on equity of the repurchase of Series B preferred stock. See "Per
Share Amounts" in the notes to consolidated financial statements.

      Management believes that a more complete understanding of UAL's results can be gained by viewing them on a pro forma, "fully distributed" basis. This presentation considers all ESOP shares which will ultimately be distributed to employees throughout the ESOP (rather than just the shares committed to be released) to be immediately outstanding and thus fully distributed. Consistent with this presentation, the ESOP compensation expense is excluded from fully distributed net earnings and ESOP convertible preferred stock dividends are not deducted from earnings attributable to common stockholders. Also, no adjustments are made to fully distributed earnings to reflect future salary increases. A comparison of results reported on a fully distributed basis to results reported under generally accepted accounting principles (GAAP) is as follows (in millions, except per share):

                         Three Months Ended       Three Months Ended
                           June 30, 1997            June 30, 1996
                        GAAP         Fully       GAAP           Fully
                   (fully diluted) Distributed (fully diluted) Distributed
                   --------------- ----------- --------------- -----------
Net Income             $  242        $  376        $  196        $  307
Per Share:
 Earnings before
  preferred stock
  transactions and
  extraordinary loss   $ 2.31        $ 2.82        $ 2.53        $ 2.52
 Preferred stock
  transactions             -             -          (0.18)        (0.11)
 Extraordinary loss,
  net of tax               -             -          (0.36)        (0.23)
                        -----         -----         -----         -----
                       $ 2.31        $ 2.82        $ 1.99        $ 2.18
                        =====         =====         =====         =====

                          Six Months Ended           Six Months Ended
                           June 30, 1997               June 30, 1996
                         GAAP        Fully          GAAP          Fully
                   (fully diluted) Distributed (fully diluted) Distributed
                   --------------- ----------- --------------- -----------
Net Income             $  347        $  591        $  174        $  382
Per Share:
 Earnings before
  preferred stock
  transactions and
  extraordinary loss   $ 3.26        $ 4.44        $ 2.49        $ 3.29
 Preferred stock
  transactions             -             -          (0.25)        (0.16)
 Extraordinary loss,
  net of tax               -             -          (0.73)        (0.45)
                        -----         -----         -----         -----
                       $ 3.26        $ 4.44        $ 1.51        $ 2.68
                        =====         =====         =====         =====

      Specific factors affecting UAL's consolidated operations for the second quarter and first six months of 1997 are described below.

      Second Quarter 1997 Compared with Second Quarter 1996
      -----------------------------------------------------

      Operating revenues increased $218 million (5%). United's revenue per available seat mile increased 1% to 10.42 cents. Passenger revenues increased $160 million (4%) due to a 1% increase in yield to 12.59 cents and a 3% increase in revenue passenger miles. The following analysis by market is based on information reported to the U.S. Department of Transportation:

      Atlantic revenue passenger miles increased 18% over the same period last year, with a 4% increase in yield. Domestic revenue passenger miles increased 2%; however, yield decreased 2% from the same period last year as a result of fare levels impacted by the reimposition of the Federal passenger excise tax. In the Pacific, revenue passenger miles decreased 1%; however, yield increased 5% from the same period last year, largely due to a strengthening Japanese yen. Available seat miles increased 4% systemwide, reflecting increases of 17% in the Atlantic, 6% in the Pacific and 2% on Domestic routes, offset by a decrease of 2% in Latin America. The system passenger load factor decreased 0.6 points to 72.5%.

      Cargo revenues increased $23 million (12%) due to increases in both freight and mail revenues. Freight ton miles increased 25% as a result of a new dedicated freighter operation and the introduction of long-range B777-200B aircraft, and mail ton miles increased 2%. A 10% decrease in freight yield was partially offset by a 6% increase in mail yield. Other operating revenues increased $35 million (13%) due to increases in Mileage Plus partner-related revenues and contract maintenance and fuel sales to third parties.

      Operating expenses increased $204 million (5%) and United's cost per available seat mile increased 2%, from 9.30 cents to 9.46 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have increased less than 1%, from 8.89 cents to 8.92. ESOP compensation expense increased $58 million (35%), reflecting the increase in the estimated average fair value of ESOP preferred stock committed to be released to employees as a result of UAL's higher common stock price. Aircraft maintenance increased $39 million (33%) due to increased purchased maintenance, as well as the timing of maintenance cycles. Other operating expenses increased $27 million (5%) due principally to costs associated with sales to third parties of fuel, contract maintenance and other work. Purchased services increased $13 million (4%) due principally to volume-related increases in computer reservations fees and credit card discounts. Depreciation and amortization decreased $8 million (4%), despite the acquisition of new aircraft, due to lower depreciation on DC10-10 aircraft, which are scheduled for retirement and a gain on the sale of one B747-SP aircraft. Aircraft rent decreased $6 million (2%) due to a decrease in the number of aircraft on operating leases.

      Other expense amounted to $24 million in the second quarter of 1997 compared to $27 million in the second quarter of 1996. Interest capitalized, primarily on aircraft advance payments, increased $2 million (8%). Interest expense decreased $3 million (4%) due to the prepayment of long-term debt in 1996. Equity in earnings of affiliates increased $5 million (29%) due primarily to higher earnings from Galileo International, Inc. resulting from increased booking revenues. Included in "Miscellaneous, net" in the 1997 second quarter were foreign exchange losses of $4 million compared to $1 million in the 1996 second quarter.

      Six Months 1997 Compared with Six Months 1996
      ---------------------------------------------

      Operating revenues increased $605 million (8%). United's revenue per available seat mile increased 4% to 10.31 cents. Passenger revenue increased $509 million (7%), due principally to a 4% increase in revenue passenger miles and a 3% increase in yield to 12.69 cents. The following analysis by market is based on information reported to the U.S. Department of
Transportation:

      Atlantic revenue passenger miles increased 15% over the same period last year, with a 4% increase in yield. Revenue passenger miles in Latin America increased 4%, while yields increased 13%. Domestic revenue passenger miles increased 4% with a 2% increase in yield. In the Pacific, revenue passenger miles increased 1%; however, yield increased 3% from the same period last year, largely due to a strengthening Japanese yen. Available seat miles increased 4% systemwide, reflecting increases of 15% in the Atlantic, 3% in the Pacific and 3% on Domestic routes, offset by a decrease of 3% in Latin America. The system passenger load factor increased 0.3 points to 71.2%.

      Cargo revenues increased $43 million (12%) due to increases in both freight and mail revenues. Mail ton miles increased 5% and freight ton miles increased 21% as a result of a new dedicated freighter operation and the introduction of long-range B777-200B aircraft. A 7% decrease in freight yield was partially offset by a 4% increase in mail yield. Other operating revenues increased $53 million (10%) due to increases in Mileage Plus partner-related revenues and contract maintenance and fuel sales to third parties.

      Operating expenses increased $459 million (6%) and United's cost per available seat mile increased 3%, from 9.35 to
9.59 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's 1997 six month cost per available seat mile would have been 9.09 cents, an increase of 2% from 1996. ESOP compensation expense increased $79 million (24%), reflecting the increase in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's higher common stock price. Aircraft fuel increased $82 million (9%) due to a 2% increase in consumption and a 6% increase in the average price per gallon of fuel to
72.8 cents. Purchased services increased $44 million (8%) due principally to volume-related increases in computer reservations fees, credit card discounts and communication charges. Aircraft maintenance increased $65 million (28%) due to increased purchased maintenance, as well as the timing of maintenance cycles. Other operating expenses increased $31 million (3%) due principally to costs associated with sales to third parties of fuel, contract maintenance and other work. Landing fees and other rent increased $23 million (6%) due to increased
facilities rent.   Depreciation and amortization decreased $22
million (6%) despite the acquisition of new aircraft, due to lower depreciation on DC10-10 aircraft, which are scheduled for retirement and a gain on the sale of one B747-SP aircraft. Aircraft rent decreased $8 million (2%) due to a decrease in the number of aircraft on operating leases.

      Other expense amounted to $47 million for the first six months of 1997 compared to $78 million for the first six months of 1996. Interest capitalized, primarily on aircraft advance payments, increased $11 million (28%). Interest expense decreased $19 million (12%) due to the prepayment of long-term debt in 1996. Equity in earnings of affiliates increased $11 million (30%) due primarily to higher earnings from Galileo International, Inc. resulting from increased booking revenues.

SALE OF AFFILIATE
-----------------

       In July 1997, United completed the sale of its interest in the Apollo Travel Services Partnership ("ATS"), a 77% owned affiliate whose accounts were consolidated, to Galileo International, Inc. ("Galileo"), heretofore a 38% owned affiliate accounted for under the equity method, for $539 million in cash. This transaction resulted in a pre-tax gain of approximately $405 million. Of this amount, $275 million will be recognized during the third quarter and the balance will be recognized over the next 25 years, the estimated remaining life of the assets acquired by Galileo.

       Galileo raised a portion of the proceeds used to purchase ATS through the completion of an initial public offering of 16,799,700 shares of its common stock, representing 16.0% of its economic interest, at $24.50 per share for net proceeds of approximately $390 million. This transaction resulted in a reduction of the Company's ownership in Galileo from 38% to 32%. In accordance with the Company's policy of recognizing gains or losses on the sale of a subsidiary's stock based on the difference between the offering price and the Company's carrying amount of such stock, the Company will recognize a gain of approximately $105 million during the third quarter. Pursuant to Statement of Financial Accounting Standards No. 109, the Company will also record $40 million of deferred taxes related to this gain.

        In connection with the sale, United entered into an additional services agreement under which the Company will provide certain marketing and other services designed to increase the competitiveness of Galileo's business and to generate additional bookings and revenues for Galileo. Under this agreement, United could receive up to $154 million (on a present value basis) in the sixth year following the sale, based on specified improvements in air booking revenues over a five-year period.

      United will continue to account for Galileo under the equity method and will continue to purchase computer reservations services under its existing services agreement with Galileo.

LABOR AGREEMENTS AND WAGE ADJUSTMENTS
-------------------------------------

      Both the Air Line Pilots Association, International ("ALPA") and the International Association of Machinists and Aerospace Workers ("IAM") ratified previously announced mid-term wage adjustments. Included in the agreements are a 5% increase to wage rates for each union group in July 1997 and a second 5% increase in July 1998. Further, the agreement with ALPA calls for a corresponding 5% increase in both 1997 and 1998 to "book rates" (book rates are used to compute certain other employee benefits), and the agreement with the IAM provides for lump sum payments for all IAM employees and increases in hourly license premium and skill pay for mechanics. These agreements also provide for restoration of wage rates for the two groups in the year 2000 to levels that existed prior to the recapitalization in July 1994, as well as restoration of the Company's contribution to the pilots' defined contribution plan from its current rate of 1% to its pre-ESOP rate of 9% in the year 2000.

      In March 1997, the Company also announced the details of mid-term wage adjustments for non-union United States salaried and management employees. Salaried employees will receive a 5% increase in both July 1997 and July 1998, as well as a lump-sum payment in July 1997. Management employees will receive a 4% increase in both July 1997 and July 1998, and management employees not participating in the Company's Incentive Compensation Plan will participate in a three-year profit-sharing plan that could pay an additional amount in 1998, 1999 and 2000, if the Company meets specific pre-tax earnings objectives in 1997, 1998 and 1999, respectively. Depending on financial results, the maximum profit sharing payout is 3.75% of annual wages.

      United's contract with the Association of Flight Attendants ("AFA") became amendable March 1, 1996. On July 14, 1997, United and the AFA announced that they had reached a tentative agreement on a new contract. The agreement, which is subject to ratification by United's flight attendants, includes provisions for increased wages and benefits as well as work rule changes designed to help the Company achieve its customer satisfaction objectives. If ratified, the contract will remain in effect through 2006. The voting process is not expected to conclude until October 1997.

      The wage, benefit and work-rule adjustments outlined above are consistent with the Company's plan, known as Vision 2000, to put employee compensation costs on a competitive level with peer group compensation elsewhere in the industry at the conclusion of the agreements outlined above. The ultimate cost to the Company of Vision 2000, particularly given that peer group compensation is subject to change between now and the conclusion of the agreements, is not determinable. However, assuming the AFA agreement is ratified during the fourth quarter, the Company expects the aggregate after-tax cost of the wage and benefit adjustments outlined above to be approximately $100 million in 1997. Further, as a result of these changes, the Company expects that its annual Salaries and related costs will increase at a faster rate than its major competitors from now through the year 2000.

OUTLOOK FOR 1997
----------------

      In 1997, available seat miles are expected to increase approximately 4%, with total system revenue per available seat mile up nearly 2%. Costs per available seat mile excluding ESOP charges are expected to increase less than half a percent.

      For the third quarter, United expects available seat miles to increase 4%, with the larger increase in international markets. System load factor is expected to decrease slightly from last year; however, with a modest increase in yield, total system revenue per available seat mile is expected to remain constant. Costs per available seat mile excluding ESOP charges are expected to be the same as or slightly higher than the same period last year.

      Due to the reinstatement of the Federal passenger excise tax (see below), the Company believes the rate of improvement in year-over-year "fully distributed" earnings will decrease for the third quarter as compared to previous quarters. Based on first and second quarter results and assuming a continuing positive industry and economic environment for the second half of the year, the Company expects third quarter 1997 "fully distributed" earnings per share to very slightly exceed last year's third quarter earnings per share and full year "fully distributed" earnings per share to exceed those for 1996 (see "Results of Operations, Summary of Results" for further explanation of this pro forma methodology).

      During the third quarter of 1997, a new law was enacted to replace the Federal passenger excise tax which expires September 30, 1997. The new legislation includes a gradual reduction in the 10% airline ticket tax to 7.5% by the year 2002, a phasing in of a $3 "head tax" per domestic flight segment, an increase in round-trip international departure and arrival taxes from $6 to $24 per passenger and a tax on the purchase of frequent flier miles. The Company expects that the new legislation will increase United's annual tax burden by approximately $80 million, but is unable to determine how much of this increase it will be able to pass on to its customers.

      The information included in the previous paragraphs is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, revenues, unit revenues, unit costs and earnings per share include the airline pricing environment, fuel prices, low-fare carrier expansion, the success of the Company's cost reduction efforts, cost of safety and security measures, actions of the U.S., foreign and local governments, foreign currency exchange rate fluctuations, the economic environment of the airline industry, the general economic environment, and other factors discussed herein.


                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 1.  Legal Proceedings.
------   -----------------

GEC-Marconi Claim. -- On April 4, 1996 United Air Lines, Inc. ("United") filed suit in the Circuit Court of Cook County, Illinois, Law Division, against GEC-Marconi Inflight Systems Overseas, Ltd. ("GMIS"), its Boeing 777 inseat video vendor, claiming breach of contract for GMIS's failure to deliver the contracted product in the specified time frame, and seeking monetary and injunctive relief. United also named in the suit GEC-Marconi Inflight Systems, Inc. ("GMIS, Inc."), its 777 video maintenance provider, seeking declaratory relief on the maintenance contract. On July 19, 1996 GMIS and GMIS, Inc. filed a counterclaim against United seeking in excess of $240 million for various alleged breaches of contract by United, plus consequential damages and attorney's fees and costs, relating to the same product purchase agreement (which, in addition, included a Boeing 747 and 767 retrofit order that United terminated on April 4, 1996) and maintenance service agreement which form the basis of United's complaint, as well as an alleged June 1996 "agreement" that had been the subject of negotiations between the parties but was never signed by United regarding interim arrangements between the parties. GMIS and GMIS, Inc. also seek injunctive relief to enforce the alleged "agreement" and prevent United from obtaining substitute goods from other vendors. On August 1, GMIS and GMIS, Inc. filed an emergency motion on the claims for injunctive relief. On August 28, the judge denied GMIS' and GMIS, Inc.'s motion for a preliminary injunction. On October 28, 1996 GMIS filed a Petition for Replevin seeking to recover certain spare parts and consigned inventory currently in United's possession. On November 26, 1996, the court denied GMIS's petition upon United's motion. On December 23, 1996, United filed an amended complaint, and GMIS filed an amended counterclaim on December 31, 1996. The parties have exchanged preliminary discovery documents. Each party subsequently filed a motion to dismiss the respective amended complaint and counterclaim. The court heard oral argument on both motions to dismiss.

     On May 12, 1997, GMIS and GMIS, Inc. filed suit in the U.S. District Court for the Northern District of Illinois against United claiming copyright infringement, misappropriation of trade secrets and unfair competition as a result of United's alleged unlawful copying of certain cable drawings which it then provided to a cable manufacturer. The complaint seeks injunctive relief (including the return of any proprietary information), actual, exemplary and punitive damages and attorneys fees. Since that time the parties have been engaging in comprehensive settlement negotiations for both lawsuits.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     At the annual meeting of the stockholders of UAL Corporation on May 21, 1997, the following matters were voted upon:

                Description                                  Votes
                -----------                                  -----

      1.  Election of Board of Directors

          Public Directors:
            John A. Edwardson                     41,565,786    For
                                                     288,999    Withheld

            Gerald Greenwald                      41,558,983    For
                                                     295,802    Withheld

            John F. McGillicuddy                   41,547,707   For
                                                      307,078   Withheld

            James J. O'Connor                      41,560,117   For
                                                      294,668   Withheld

            Paul E. Tierney                        41,434,866   For
                                                      419,919   Withheld

          Independent Directors:
            Duane D. Fitzgerald                             4   For
                                                            0   Withheld

            Richard D. McCormick                            4   For
                                                            0   Withheld

            John K. Van de Kamp                             4   For
                                                            0   Withheld

            Paul A. Volcker                                 4   For
                                                            0   Withheld

          ALPA  Director:
            Michael H. Glawe                                1   For
                                                            0   Withheld

          IAM Director:
            John F. Peterpaul                               1   For
                                                            0   Withheld

          Salaried/Management Employee Director:
            Joseph V. Vittoria                              3   For
                                                            0   Withheld


      2.  Ratification of the Appointment         108,549,753   For
          of Independent Public Accountants         3,364,631   Against
                                                    2,075,229   Abstain
                                                            0   Broker Non-Votes


Item 5.  Other Information.
------   -----------------

On July 30, 1997 United completed the sale of its 77% general partnership interest in Apollo Travel Services Partnership ("ATS"), to Galileo International, Inc., a Delaware corporation ("Galileo"), for $539 million. Before the sale of ATS, United owned a 38% interest in Galileo International Partnership, a Delaware general partnership, which reorganized as a corporation and raised a portion of the proceeds used to purchase ATS through the completion of an initial public offering (the "IPO"). After giving effect to the IPO (including exercise of an over-allotment option), United now owns a 32% equity interest in Galileo.


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a) Exhibits

             A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

         (b) Form 8-K dated May 6, 1997 to report a cautionary statement for purposes of the "Safe Harbor for Forward-Looking Statements" provision of the Private Securities Litigation Reform Act of 1995.

             Form 8-K dated July 21, 1997 to report a cautionary statement for purposes of the "Safe Harbor for Forward-Looking Statements" provision of the Private Securities Litigation Reform Act of 1995.

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


Dated:  August 7, 1997



                          Exhibit Index
                          -------------

Exhibit No.                    Description
----------                     -----------

10.1 Letter Agreement No. 6-1162-MDH-150R1 dated June 3, 1997 to (a) the Agreement dated December 18, 1990 between The Boeing Company ("Boeing") and United Air Lines, Inc. ("United") (and United Worldwide Corporation) for the acquisition of Boeing 747-400 aircraft (filed as Exhibit 10.8 to UAL Corporation's ("UAL") Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1991, (ii) Exhibits 10.3 through 10.6 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (iii) Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (v) Exhibits 10.29 and
          10.30 to UAL's Form 10-K for the year ended December 31, 1994, (vi) Exhibits 10.4 through 10.8 to UAL's Form 10-Q for the quarter ended March 31, 1995, (vii) Exhibits 10.7 and 10.8 to UAL's Form 10-Q for the quarter ended June 30, 1995, (viii) Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 1995,
          (ix) Exhibits 10.4 - 10.8, and 10.17 to UAL's Form 10-Q for the quarter ended June 30, 1996, and (x) Exhibit
          10.1 to UAL's Form 10-Q for the quarter ended March 31, 1997, as amended, and incorporated herein by reference), (b) the Agreement dated December 18, 1990 between Boeing and United (and United Worldwide Corporation) for the acquisition of Boeing 777-200 aircraft (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 1993,
          (iii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits 10.27 and 10.28 to UAL's Form 10-K for the year ended December 31, 1994,
          (v) Exhibits 10.2 and 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1995, (vi) Exhibits 10.4 through 10.6 to UAL's Form 10-Q for the quarter ended June 30, 1995, (vii) Exhibits 10.37 through 10.40 to UAL's Form 10-K for the year ended December 31, 1995,
          (viii) Exhibits 10.9 through 10.12 and 10.17 to UAL's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference), (c) the Agreement dated October 25, 1988 between Boeing and United for the acquisition of 757-200 aircraft (filed as Exhibit 10(K) to UAL's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.14 through
          10.19 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iii) Exhibit
          10.9 to UAL's Form 10-Q for the quarter ended March 31, 1995, and (iv) Exhibits 10.13 through 10.17 to UAL's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference), (d) the Agreement dated as of March 1, 1990 between Boeing and United for the acquisition of 767-300ER aircraft (filed as Exhibit 10(L) to UAL's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.7 through
          10.13 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, and (ii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iii) Exhibits 10.10 and 10.11 to UAL's Form 10-Q for the quarter ended March 31, 1995, and (iv) Exhibit 10.17 to UAL's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference), and (e) an amended and restated agreement dated as of March 19, 1992 between Boeing and United for the acquisition of 737 aircraft (filed as Exhibit 10.15 to UAL's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.20, 10.21 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994,
          (iii) Exhibit 10.34 to UAL's Form 10-K for the year ended December 31, 1994, and (iv) Exhibit 10.17 to UAL's Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference). (Exhibit 10.1 hereto is filed with a request for confidential treatment of certain portions thereof.)

11        Calculation of Fully Diluted Net Earnings Per Share.

12.1      Computation of Ratio of Earnings to Fixed Charges.

12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

27        Financial Data Schedule.