Form 10-Q/A
period 1997-03-31
UAL CORP /DE/
filed 1997-11-19
CIK 100517

FORM 10-Q/A
                          Amendment No. 1

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




Dated:  November 19, 1997



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

    10.3  Letter Agreement No. 6-1162-DLJ-891R5 dated April 11,
          1997 to the 747-400 Purchase Agreement. (Exhibit 10.3 hereto is filed with a request for confidential treatment of certain portions thereof.)

*   10.4  Amendment No. 5 dated August 22, 1996 to the
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

*   10.5  Amendment No. 6 dated January 31, 1997 to the A320-
          200 Purchase Agreement dated August 10, 1992.  (Exhibit
          10.5 hereto is filed with a request for confidential treatment of certain portions thereof.)

*   10.6  Amendment No. 7 dated January __, 1997 to the A320-
          200 Purchase Agreement dated August 10, 1992.  (Exhibit
          10.6 hereto is filed with a request for confidential treatment of certain portions thereof.)

*   11    Calculation of Fully Diluted Net Earnings Per Share.

*   12.1  Computation of Ratio of Earnings to Fixed Charges.

*   12.2  Computation of Ratio of Earnings to Fixed
          Charges and Preferred Stock Dividend Requirements.

*   27    Financial Data Schedule.



-----------------------
*  As Previously Filed