Form 10-Q/A
period 1997-09-30
UAL CORP /DE/
filed 1998-02-12
CIK 100517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q/A

                         Amendment No. 1
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
                               OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from . . . .   to   . . . .

Commission File Number 1-6033

                         UAL CORPORATION
                         ---------------
     (Exact name of registrant as specified in its charter)

              Delaware                   36-2675207
              --------                   ----------
    (State or other jurisdiction of    (I.R.S. Employer
    incorporation or organization)     Identification No.)

  1200 East Algonquin Road, Elk Grove Township, Illinois  60007
   Mailing Address:  P. O. Box 66919, Chicago, Illinois  60666
   ------------------------------------------------------------
      (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (847) 700-4000
-------------------------------------------------------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X    No
                             -----     -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at
                 Class                     January 31, 1998
                 -----                     ----------------

      Common Stock ($0.01 par value)       57,371,548


                   Part II.  Other Information
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

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


                                   UAL CORPORATION



                                   By:  /s/ Francesca M. Maher
                                        ----------------------
                                        Francesca M. Maher
                                        Vice President - General Counsel
                                        and Secretary



Dated:  February 10, 1998



                          Exhibit Index
                          -------------


Exhibit No.                    Description
----------                     -----------

*  10.1      UAL Corporation 1995 Directors Plan, as amended
             June 26, 1997.

   10.2 UAL Corporation Incentive Compensation Plan, as amended September 30, 1994.

*  10.3      Sixth Amendment to UAL Corporation Employee Stock
             Ownership Plan, as amended August 11, 1997.

*  10.4      Sixth Amendment to UAL Corporation Supplemental
             ESOP, as amended August 11, 1997.

*  10.5      Employment Agreement between UAL Corporation,
             United Air Lines, Inc. and  Joseph R. O'Gorman.

*  11        Calculation of Fully Diluted Net Earnings Per Share.

*  12.1      Computation of Ratio of Earnings to Fixed Charges.

*  12.2      Computation of Ratio of Earnings to Fixed Charges
             and Preferred Stock Dividend Requirements.

*  27        Financial Data Schedule.

__________________________
*    Previously Filed.