Form 10-Q/A
period 1997-06-30
UAL CORP /DE/
filed 1998-04-21
CIK 100517

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

                      Yes    X            No
                           -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
                    Class                    March 31, 1998
                    -----                    --------------

       Common Stock ($0.01 par value)            57,633,494



                    PART II.  OTHER INFORMATION
                    ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

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



Dated:  April 21, 1998



                           Exhibit Index
                           -------------


Exhibit No.                    Description
----------                     -----------


10.1 Letter Agreement No. 6-1162-MDH-150R1 dated June 3, 1997 to (a) the Agreement dated December 18, 1990 between The Boeing Company ("Boeing") and United Air Lines, Inc. ("United") (and United Worldwide Corporation) for the acquisition of Boeing 747-400 aircraft (filed as Exhibit
          10.8 to UAL Corporation's ("UAL") Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits
          10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1991, (ii) Exhibits 10.3 through 10.6 and
          10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (iii) Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to UAL's
          Form 10-Q for the quarter ended June 30, 1994, (v) Exhibits 10.29 and 10.30 to UAL's Form 10-K for the year ended December 31, 1994, (vi) Exhibits 10.4 through 10.8 to UAL's Form 10-Q for the quarter ended March 31, 1995,
          (vii) Exhibits 10.7 and 10.8 to UAL's Form 10-Q for the quarter ended June 30, 1995, (viii) Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 1995,
          (ix) Exhibits 10.4 through 10.8, and 10.17 to UAL's Form 10-Q for the quarter ended June 30, 1996, and (x)
          Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 1997, as amended, and incorporated herein by reference); (b) the Agreement dated December 18, 1990 between Boeing and United (and United Worldwide Corporation) for the acquisition of Boeing 777-200 aircraft (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 1993, (iii)
          Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits 10.27 and 10.28 to UAL's Form 10-K for the year ended December 31, 1994, (v) Exhibits 10.2 and 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1995, (vi) Exhibits 10.4 through
          10.6 to UAL's Form 10-Q for the quarter ended June 30, 1995, (vii) Exhibits 10.37 through 10.40 to UAL's Form 10-K for the year ended December 31, 1995, (viii) Exhibits 10.9 through 10.12 and 10.17 to UAL's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference); (c) the Agreement dated October
          25, 1988 between Boeing and United for the acquisition of 757-200 aircraft (filed as Exhibit 10(K) to UAL's
          Form 10-K for the year ended December 31, 1989, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.14 through 10.19 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993,
          (ii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iii) Exhibit 10.9 to UAL's Form 10-Q for the quarter ended March 31, 1995, and (iv)
          Exhibits 10.13 through 10.17 to UAL's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference); (d) the Agreement dated as of March 1, 1990 between Boeing and United for the acquisition of 767-300ER aircraft (filed as Exhibit 10(L) to UAL's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.7 through 10.13 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994,
          (iii) Exhibits 10.10 and 10.11 to UAL's Form 10-Q for the quarter ended March 31, 1995, and (iv) Exhibit 10.17 to UAL's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference); and (e) an amended and restated agreement dated as of March 19, 1992 between Boeing and United for the acquisition of 737 aircraft (filed as Exhibit 10.15 to UAL's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.20, 10.21 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994,
          (iii) Exhibit 10.34 to UAL's Form 10-K for the year ended December 31, 1994, and (iv) Exhibit 10.17 to UAL's Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference). Exhibit 10.1 hereto is filed with a request for confidential treatment of certain portions thereof.

*11       Calculation of Fully Diluted Net Earnings Per Share.

*12.1     Computation of Ratio of Earnings to Fixed Charges.

*12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

*27       Financial Data Schedule.

_______________________________
*         Previously Filed.