Form 10-Q
period 1998-03-31
UAL CORP /DE/
filed 1998-05-12
CIK 100517

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

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

                      Yes    X            No
                          -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
                    Class                    April 30, 1998
                    -----                    --------------

       Common Stock ($0.01 par value)          57,755,726


   UAL Corporation and Subsidiary Companies Report on Form 10-Q
   ------------------------------------------------------------
               For the Quarter Ended March 31, 1998
               ------------------------------------

Index
-----

PART I.  FINANCIAL INFORMATION                               Page No.
------   ---------------------                               -------

         Item 1.  Financial Statements

                  Condensed Statements of Consolidated           3
                  Financial Position - as of March 31, 1998
                  (Unaudited) and December 31, 1997


                  Statements of Consolidated Operations          5
                  (Unaudited) - for the three months ended
                  March 31, 1998


                  Condensed Statements of Consolidated           6
                  Cash Flows (Unaudited) - for the three
                  months ended March 31, 1998


                  Notes to Consolidated Financial                7
                  Statements (Unaudited)


         Item 2.  Management's Discussion and Analysis           10
                  of Financial Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosures       13
                  About Market Risk


PART II.  OTHER INFORMATION
-------   -----------------

          Item 6.  Exhibits and Reports on Form 8-K              14


Signatures                                                       15
----------

Exhibit Index                                                    16
-------------

               PART I.   FINANCIAL INFORMATION
               ------    ---------------------

Item 1.   Financial Statements


             UAL Corporation and Subsidiary Companies
      Condensed Statements of Consolidated Financial Position
                           (In Millions)

                                      March 31,
                                         1998      December 31,
Assets                               (Unaudited)       1997
                                     -----------   ------------
Current assets:
   Cash and cash equivalents           $   216      $   295
   Short-term investments                  502          550
   Receivables, net                      1,171        1,051
   Inventories, net                        377          355
   Deferred income taxes                   241          244
   Prepaid expenses and other              344          453
                                        ------       ------
                                         2,851        2,948
                                        ------       ------

Operating property and equipment:
   Owned                                14,950       14,196
   Accumulated depreciation
     and amortization                   (5,115)      (5,116)
                                        ------       ------
                                         9,835        9,080
                                        ------       ------

   Capital leases                        2,393        2,319
   Accumulated amortization               (599)        (625)
                                        ------       ------
                                         1,794        1,694
                                        ------       ------
                                        11,629       10,774
                                        ------       ------

Other assets:
   Investments in affiliates               241          223
   Intangibles, net                        699          703
   Aircraft lease deposits                 346          318
   Prepaid rent                            514           60
   Other                                   788          777
                                        ------       ------
                                         2,588        2,081
                                        ------       ------
                                      $ 17,068     $ 15,803
                                        ======       ======

  See accompanying notes to consolidated financial statements.


             UAL Corporation and Subsidiary Companies
      Condensed Statements of Consolidated Financial Position
                           (In Millions)

                                        March 31,
                                          1998       December 31,
Liabilities and Stockholders' Equity   (Unaudited)       1997
                                       -----------   ------------
Current liabilities:
   Short-term borrowings                $   119        $   -
   Current portions of long-term debt
     and capital lease obligations          338           406
   Advance ticket sales                   1,534         1,267
   Accounts payable                       1,025         1,030
   Other                                  2,505         2,545
                                         ------        ------
                                          5,521         5,248
                                         ------        ------
Long-term debt                            2,786         2,092
                                         ------        ------
Long-term obligations under
  capital leases                          1,745         1,679
                                         ------        ------

Other liabilities and deferred credits:
   Postretirement benefit liability       1,405         1,361
   Deferred gains                         1,191         1,210
   Other                                  1,153         1,261
                                         ------        ------
                                          3,749         3,832
                                         ------        ------
Company-obligated mandatorily
  redeemable preferred securities
  of a subsidiary trust                     101           101
                                         ------        ------

Preferred stock committed to
  Supplemental ESOP                         600           514
                                         ------        ------

Stockholders' equity:
   Preferred stock                           -             -
   Common stock at par                        1             1
   Additional capital invested            3,064         2,876
   Retained earnings                        344           309
   Unearned ESOP preferred stock           (166)         (177)
   Other                                   (677)         (672)
                                         ------        ------
                                          2,566         2,337
                                         ------        ------
Commitments and contingent
  liabilities (See note)

                                       $ 17,068      $ 15,803
                                         ======        ======

  See accompanying notes to consolidated financial statements.


          UAL Corporation and Subsidiary Companies
      Statements of Consolidated Operations (Unaudited)
              (In Millions, Except Per Share)

                                           Three Months
                                          Ended March 31
                                         1998         1997
                                         ----         ----
Operating revenues:
   Passenger                          $  3,565     $  3,626
   Cargo                                   215          195
   Other                                   275          300
                                        ------       ------
                                         4,055        4,121
                                        ------       ------
Operating expenses:
   Salaries and related costs            1,309        1,240
   ESOP compensation expense               258          184
   Aircraft fuel                           441          554
   Commissions                             317          364
   Purchased services                      337          307
   Aircraft rent                           233          237
   Landing fees and other rent             203          218
   Depreciation and amortization           191          176
   Aircraft maintenance                    156          138
   Other                                   487          509
                                        ------       ------
                                         3,932        3,927
                                        ------       ------
Earnings from operations                   123          194
                                        ------       ------
Other income (expense):
   Interest expense                        (80)         (69)
   Interest capitalized                     26           24
   Interest income                          16           12
   Equity in earnings of affiliates         22           25
   Miscellaneous, net                      (11)         (15)
                                        ------       ------
                                           (27)         (23)
                                        ------       ------
Earnings before income taxes and
  distributions on preferred securities     96          171
Provision for income taxes                  34           65
                                        ------       ------
Earnings before distributions on
  preferred securities                      62          106
Distributions on preferred
  securities, net of tax                    (1)          (1)
                                        ------       ------
Net earnings                           $    61      $   105
                                        ======       ======

  Per share, basic                     $  0.60      $  1.45
                                        ======       ======

  Per share, diluted                   $  0.34      $  0.92
                                        ======       ======

  See accompanying notes to consolidated financial statements.



             UAL Corporation and Subsidiary Companies
    Condensed Statements of Consolidated Cash Flows (Unaudited)
                          (In Millions)


                                          Three Months
                                         Ended March 31
                                        1998        1997
                                        ----        ----
Cash and cash equivalents at
  beginning of period                 $  295      $  229
                                       -----       -----

Cash flows from operating activities     826         680
                                       -----       -----
Cash flows from investing activities:
  Additions to property and equipment   (893)       (308)
  Proceeds on disposition of
    property and equipment                 4          14
  Decrease (increase) in short-term
    investments                           48         (34)
  Other, net                              (7)          -
                                       -----       -----
                                        (848)       (328)
                                       -----       -----
Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                 704           -
  Repayment of long-term debt            (78)        (13)
  Principal payments under capital
    lease obligations                    (90)        (59)
  Purchase of equipment debt
    certificates under Company
    operating leases                    (683)          -
  Increase in short-term borrowings      119           -
  Aircraft lease deposits                (31)        (56)
  Other, net                               2           2
                                       -----       -----
                                         (57)       (126)
                                       -----       -----
Increase (decrease) in cash and
  cash equivalents                       (79)        226
                                       -----       -----

Cash and cash equivalents at
  end of period                       $  216      $  455
                                       =====       =====


Cash paid during the period for:
  Interest (net of amounts
    capitalized)                      $   43      $   50
  Income taxes                        $    8      $    2

Non-cash transactions:
  Capital lease obligations incurred  $  161      $  239

  See accompanying notes to consolidated financial statements.



          UAL Corporation and Subsidiary Companies
   Notes to Consolidated Financial Statements (Unaudited)
   ------------------------------------------------------

The Company
-----------
      UAL Corporation ("UAL") is a holding company whose principal subsidiary is United Air Lines, Inc. ("United").

Interim Financial Statements
----------------------------
      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although UAL believes that the disclosures are adequate to make the information presented not misleading.
In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in UAL's Annual Report on Form 10-K for the year 1997.

Employee Stock Ownership Plans
------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Note 2 of the Notes to Consolidated Financial Statements in the 1997 Annual Report on Form 10-K contains additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1997 were allocated in March 1998 as follows: 97,406 shares of Class 2 ESOP
Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 889,031 shares were allocated in "book entry" form under the Supplemental Plan. Also, 2,087,531 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional 768,493 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released by the Company since January 1, 1998.

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

Per Share Amounts
-----------------
      Basic earnings per share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. In addition, diluted earnings per share amounts include potential common shares including ESOP shares committed to be released.


Earnings Attributable to Common              Three Months Ended
Stockholders (Millions)                           March 31
-----------------------                        1998      1997
                                               ----      ----
  Net Income                                  $  61     $ 105
  Preferred stock dividends and other           (26)      (20)
                                               ----      ----
  Earnings attributable to common
    stockholders (Basic and Diluted)          $  35     $  85
                                               ====      ====
Shares (Millions)
-----------------
  Weighted average shares outstanding (Basic)  57.3      58.8
  Convertible ESOP preferred stock             43.1      31.6
  Other                                         1.9       2.7
                                              -----     -----
  Weighted average number of shares (Diluted) 102.3      93.1
                                              =====     =====
Earnings Per Share
------------------
  Basic                                      $ 0.60    $ 1.45
  Diluted                                    $ 0.34    $ 0.92

Long-Term Debt and Lease Obligations
------------------------------------
      In March 1998, the Company, through a special-purpose financing entity which is consolidated, issued $604 million of commercial paper to refinance certain lease commitments. Although the issued commercial paper has short maturities, the Company expects to continually rollover this obligation throughout the 5-year life of its supporting liquidity facility or bank standby facility. As such, the commercial paper is classified as a long-term obligation in the Company's statement of financial position.

      The proceeds from the commercial paper, as well as $79 million from internally generated funds were used to refinance $669 million face-value of equipment certificates, plus accrued interest, supporting leveraged lease transactions between United and various lessors. While the terms of the original leases between United and these lessors remain unchanged, the refinancing transaction effectively substitutes the commercial paper obligation for future minimum payments under these leases of $1,030 million, which are scheduled for payment as follows:

                         (In millions)
                                           After
        1998   1999   2000   2001   2002   2002   Total
        ----   ----   ----   ----   ----   ----   -----
         $62    $62    $62    $63    $58   $723  $1,030

      Additionally, in connection with the acquisition of one
B747 aircraft, the Company issued $100 million of secured notes during the quarter.

Other Comprehensive Income
--------------------------
      On January 1,1998, the Company adopted Statement of
Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income" which establishes standards for displaying comprehensive income and its components in a full set of general purpose financial statements. The reconciliation of net income to comprehensive net income is as follows:

                                           Three Months Ended
                                                March 31
                                             1998      1997
                                             ----      ----
Net earnings, as reported                   $  61     $ 105
  Other comprehensive income                    -        (3)
                                             ----      ----
Total comprehensive income                  $  61     $ 102
                                             ====      ====

                                          March 31    December 31
                                            1998          1997
                                            ----          ----
Accumulated other comprehensive income
  included in other stockholders' equity   $  (2)        $  (2)
                                            ====          ====

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

      At March 31, 1998, commitments for the purchase of property and equipment, principally aircraft, approximated
$8.0 billion, after deducting advance payments. An estimated $2.0 billion will be spent during the remainder of 1998, $2.1 billion in 1999, $1.6 billion in 2000 and $2.3 billion in 2001 and thereafter. The major commitments are for the purchase of B777, B747, B767, B757, A320 and A319 aircraft, which are scheduled to be delivered through 2002. The above commitments are part of the Company's plan to eventually add 68 aircraft to its passenger fleet, thus increasing the fleet from 571 aircraft at December 31, 1997 to an expected 639 aircraft at the end of 2001.



Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      UAL's total of cash and cash equivalents and short-term investments was $718 million at March 31, 1998, compared to $845 million at December 31, 1997. Cash flows from operating activities amounted to $826 million.
Financing activities included principal payments under debt and capital lease obligations of $78 million and $90 million, respectively, and deposits of an equivalent $31 million in Japanese yen and French francs with certain banks in connection with the financing of certain capital lease transactions. Additionally, the Company issued $704 million in long-term debt during the period and used part of the proceeds to purchase $683 million in debt certificates under Company operating leases. See "Long-
Term Debt and Lease Obligations" in the Notes to
Consolidated Financial Statements for further details.

      Property additions, including aircraft and aircraft spare parts, amounted to $893 million. Property dispositions resulted in proceeds of $4 million. In the first quarter of 1998, United took delivery of one A320, four A319, three B777, two B757 and one B747 aircraft.
Nine of the aircraft were purchased and two were acquired under capital leases. In addition, United acquired two
B727 and two DC10-10 aircraft off-lease during the first quarter and retired eleven B737 and three B747 aircraft.

      At March 31, 1998, commitments for the purchase of property and equipment, principally aircraft, approximated
$8.0 billion, after deducting advance payments. Of this amount, an estimated $2.0 billion is expected to be spent during the remainder of 1998. For further details, see
"Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------
      Summary of Results
      ------------------
      UAL's earnings from operations were $123 million in the first quarter of 1998, compared to operating earnings of $194 million in the first quarter of 1997. UAL had net earnings in the 1998 first quarter of $61 million ($0.60 per share, basic; $0.34 per share, diluted), compared to net earnings of $105 million in the same period of 1997
($1.45 per share, basic; $0.92 per share, diluted).

      Management believes that a more complete understanding of UAL's results can be gained by viewing them on a pro forma, "Fully Distributed" basis. This approach considers all ESOP shares which will ultimately be distributed to employees throughout the ESOP (rather than just the shares committed to be released) to be immediately outstanding and thus Fully Distributed. Consistent with this method, the ESOP compensation expense is excluded from Fully Distributed net earnings and ESOP convertible preferred stock dividends are not deducted from earnings attributable to common stockholders. On a Fully
Distributed basis, UAL's net earnings for the 1998 first quarter would have been $218 million ($1.68 per share) compared to $61 million ($0.34 per share) as reported under generally accepted accounting principles. For the first quarter of 1997, Fully Distributed net earnings would have been $215 million ($1.61 per share) compared to $105 million ($0.92 per share) as reported under generally accepted accounting principles. No adjustments are made to Fully Distributed earnings to take into account future salary increases.

      Specific factors affecting UAL's consolidated operations for the first quarter of 1998 are described below.

      First Quarter 1998 Compared with First Quarter 1997.
      ----------------------------------------------------
      Operating revenues decreased $66 million (2%) and United's revenue per available seat mile (unit revenue) decreased 4% to 9.83 cents. Passenger revenues decreased
$61 million (2%) due to a 2% decrease in United's revenue passenger miles and a slight decrease in yield to 12.77 cents. Available seat miles across the system were up 2% over the first quarter of 1997, resulting in a passenger load factor decrease of 2.7 points to 67.2%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

      Latin America revenue passenger miles increased 8% over the same period last year on an 18% increase in capacity, with a 5% decrease in yield. Atlantic revenue passenger miles increased 15% on 18% higher capacity and yield decreased 3% for the period. In the Pacific, revenue passenger miles decreased 14% on a 5% decrease in capacity and yield decreased 6% from the same period last year.
Pacific yields continue to be negatively impacted by the weakness of the Japanese yen to the dollar, and the effects of the Asian economic turmoil on demand for travel.
Domestic revenue passenger miles remained unchanged despite
2% higher capacity with a 1% increase in yield, even though the Federal passenger excise tax was not in effect for most of the 1997 first quarter.

      Cargo revenues increased $20 million (10%) on increased freight ton miles of 18%. A 4% lower freight yield was only partially offset by a 3% higher mail yield for an overall decrease in cargo yield of 3%. Other operating revenues decreased $25 million (8%) due primarily to the sale of the Apollo Travel Services Partnership
("ATS") in July 1997, offset by increases in frequent flyer program partner-related revenues and contract sales to third parties.

      Operating expenses increased $5 million (0.1%) and United's cost per available seat mile decreased 2%, from
9.72 cents to 9.52 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have been 8.90 cents, a decrease of 4% from the 1997 first quarter. ESOP compensation expense increased $74 million (40%), reflecting the increase in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's higher common stock price. Aircraft maintenance increased $18 million (13%) due primarily to an increase in purchased maintenance as a result of increased heavy maintenance visits. Purchased services increased $30 million (10%) due to increases in computer reservations fees, as a result of the sale of ATS, and credit card discounts. Depreciation and amortization increased $15 million (9%) due to an increase in the number of owned aircraft and aircraft under capital lease. Salaries and related costs increased $69 million (6%) due to mid-term wage adjustments which took place in July 1997 and to increased staffing in certain customer-oriented positions.
Aircraft fuel decreased $113 million (20%) due to a 21% decrease in the cost of fuel from 78.3 cents to 61.7 cents a gallon. Commissions decreased $47 million (13%) due to a change in the commission structure implemented in the third quarter of 1997 as well as a slight decrease in commissionable revenues. Other expenses decreased $22 million (4%) as a result of the sale of ATS.

      Other expense amounted to $27 million in the first quarter of 1998 compared to $23 million in the first quarter of 1997. Interest expense increased $11 million
(16%) due to the issuance of long-term debt in 1997 and 1998. Interest income increased $4 million (33%) due to higher average interest rates on investment balances.

LABOR AGREEMENTS
----------------
      On April 2, 1998, the International Association of
Machinists and Aerospace Workers ("IAM") filed an application with the National Mediation Board ("NMB") seeking recognition as the collective-bargaining representative for United's approximately 19,000 public contact employees (primarily customer service and reservations sales and service representatives). The IAM currently represents approximately 24,000 mechanics, ramp servicemen, flight dispatch employees and food service employees at United. The NMB has authorized a mail ballot election, a process which could take one to two months.

DEPARTMENT OF TRANSPORTATION POLICY STATEMENT
---------------------------------------------
     On April 10, 1998, the Department of Transportation
("DOT") issued a proposed Statement of the Department of Transportation's Enforcement Policy Regarding Unfair
Exclusionary Conduct in the Air Transportation Industry.
The proposed policy sets forth tentative findings and guidelines for use by the DOT in evaluating whether major carriers' competitive responses to new entry warrant enforcement action. Under the current DOT schedule, comments are due by June 9, 1998.

     UAL is evaluating the proposal, but at this time is unable to determine what form the proposal may take or what impact, if any, the proposal, if implemented, may have upon its business.

UNITED-DELTA ALLIANCE
---------------------
      On April 30, 1998, United announced a tentative, seven-year bilateral alliance with Delta Air Lines, Inc.
("Delta"), subject to approval of both airlines' pilot unions. If approved, the alliance would allow code-sharing between the carriers as well as reciprocal participation in
frequent flyer programs.   For comparison purposes, the
companies estimate a combined gross revenue benefit of $600 million if the tentative alliance is fully implemented, including international code-sharing. The revenue benefits are expected to accrue roughly equally to each carrier.
This figure assumes no other major U.S. domestic alliances. The companies expect a positive revenue benefit compared to today even if other U.S. domestic alliances are completed. (See "Outlook for 1998" for risk factors which could impact the expected revenue benefit from this alliance.)

      United and Delta initially expect to implement code-sharing on U.S. domestic flights and would eventually expand to include international flights in Latin America and the Pacific, pending agreement of both companies' foreign alliance partners and the appropriate governments. Europe is excluded from the tentative agreement because of the uncertainty and complexity of the European regulatory environment.

OUTLOOK FOR 1998
----------------
          In 1998, available seat miles are expected to increase approximately 2.5%, with total system revenue per available seat mile being the same as or slightly above 1997's level. Costs per available seat mile excluding ESOP charges are expected to be about the same as the prior year. This unit cost forecast assumes the average cost of jet fuel per gallon is lower in 1998 than in 1997. Industry capacity increases in international markets and the economic situation in Asia are forecast to adversely affect international revenue performance.

      For the second quarter, United expects available seat miles to increase between 2.5% and 3% versus the same period last year, and expects total system revenue per available seat mile to decrease by about 0.5% compared to the same period of 1997. Costs per available seat mile excluding ESOP charges are expected to be about the same as in the second quarter of last year.

      Based on the favorable domestic environment, continued industry capacity increases in the international arenas, economic weakness in Asia, fuel prices assumed to be lower than the prior year and first quarter results, the Company anticipates its "fully distributed" earnings per share in 1998 will exceed those for 1997 (see "Results of Operations, Summary of Results" for further explanation of this pro forma methodology).

     The information included in the previous paragraphs is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, international revenues, unit revenues, unit costs, fuel prices and fully distributed earnings per share include: industry capacity decisions, the airline pricing environment, fuel prices, the success of the company's cost-control efforts, actions of the U.S., foreign and local governments, the Asian economic environment and travel patterns, foreign currency exchange rate fluctuations, the economic environment of the airline industry and the general economic environment. Factors that could significantly affect revenue benefits with respect to the proposed alliance transaction with Delta include: the implementation of alliances by competitors, the outcome of discussions with both carriers' pilot unions, international partners, and commuter carriers regarding implementation of the proposed transaction, actions of the U.S., foreign and local governments, the economic environment of the airline industry and the general economic environment.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

      For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in UAL's Annual
Report on Form 10-K for the year 1997. Significant changes which have occurred since year-end are as follows:

(In millions, except             Notional      Average      Estimated
average contract rates)           Amount    Contract Rate   Fair Value
-----------------------           ------    -------------   ----------
Sold put contracts - Crude oil    $ 407       $18.61/bbl      $ (48)
                   - Heating oil  $ 193       $ 0.52/gal      $ (30)



                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a) Exhibits

             A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

         (b) Form 8-K dated January 28, 1998 to report a cautionary statement for purposes of the "Safe Harbor for Forward-Looking Statements" provision of the Private Securities Litigation Reform Act of 1995.

             Form 8-K dated April 30, 1998 to announce tentative agreement with Delta Air Lines, Inc. to expand global access, and to report a cautionary statement for purposes of the "Safe Harbor for Forward Looking Statements" provision of the Private Securities Litigation Reform
             Act of 1995.


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




Dated:  May 4, 1998



                          Exhibit Index
                          -------------

Exhibit No.                  Description
----------                   -----------

10.1           UAL Corporation Incentive Compensation and Profit
               Sharing Plan.

10.2 UAL Corporation 1981 Incentive Stock Plan, as amended March 26, 1998

12.1           Computation of Ratio of Earnings to Fixed Charges.

12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

27             Financial Data Schedule.