Form 10-Q
period 1998-06-30
UAL CORP /DE/
filed 1998-08-12
CIK 100517

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

                                OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 1-6033

                          UAL CORPORATION
                          ---------------
        (Exact name of registrant as specified in its charter)

                Delaware                     36-2675207
                --------                     ----------
          (State or other jurisdiction of  (I.R.S. Employer
          incorporation or organization)   Identification No.)

   1200 East Algonquin Road, Elk Grove Township, Illinois  60007
    Mailing Address:  P.O. Box 66919, Chicago, Illinois  60666
    ------------------------------------------------------------
         (Address of principal executive offices)     (Zip Code)

 Registrant's telephone number, including area code  (847) 700-4000
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

                      Yes    X            No
                           -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
                    Class                      July 31, 1998
                    -----                      --------------

       Common Stock ($0.01 par value)            58,364,081


   UAL Corporation and Subsidiary Companies Report on Form 10-Q
   ------------------------------------------------------------
                For the Quarter Ended June 30, 1998
                -----------------------------------

Index
-----

PART I.  FINANCIAL INFORMATION                                Page No.
------   ---------------------                                -------

         Item 1.  Financial Statements

                  Condensed Statements of Consolidated           3
                  Financial Position - as of June 30, 1998
                  (Unaudited) and December 31, 1997

                  Statements of Consolidated Operations          5
                  (Unaudited) - for the three months and
                  six months ended June 30, 1998 and 1997

                  Condensed Statements of Consolidated           7
                  Cash Flows (Unaudited) - for the six
                  months ended June 30, 1998 and 1997

                  Notes to Consolidated Financial                8
                  Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis of       11
                  Financial Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosures      17
                  About Market Risk


PART II.  OTHER INFORMATION
-------   -----------------

          Item 4.  Submission of Matters to a Vote of           17
                   Security Holders

          Item 5.  Other Information                            19

          Item 6.  Exhibits and Reports on Form 8-K             19

Signatures                                                      20
----------

Exhibit Index                                                   21
-------------




                 PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


            UAL Corporation and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                       June 30,
                                         1998       December 31,
Assets                               (Unaudited)        1997
------                               -----------    ------------
Current assets:
   Cash and cash equivalents          $    588       $    295
   Short-term investments                  439            550
   Receivables, net                      1,331          1,051
   Inventories, net                        425            355
   Deferred income taxes                   239            244
   Prepaid expenses and other              326            453
                                        ------         ------
                                         3,348          2,948
                                        ------         ------

Operating property and equipment:
   Owned                                15,270         14,196
   Accumulated depreciation and
     amortization                       (5,160)        (5,116)
                                        ------         ------
                                        10,110          9,080
                                        ------         ------

   Capital leases                        2,620          2,319
   Accumulated amortization               (621)          (625)
                                        ------         ------
                                         1,999          1,694
                                        ------         ------
                                        12,109         10,774
                                        ------         ------

Other assets:
   Investments in affiliates               282            223
   Intangibles, net                        695            703
   Aircraft lease deposits                 449            318
   Prepaid rent                            655             60
   Other                                   731            777
                                        ------         ------
                                         2,812          2,081
                                        ------         ------
                                      $ 18,269       $ 15,803
                                        ======         ======

  See accompanying notes to consolidated financial statements.



            UAL Corporation and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                       June 30,
                                         1998       December 31,
Liabilities and Stockholders' Equity (Unaudited)        1997
------------------------------------ -----------    ------------
Current liabilities:
   Short-term borrowings              $     10       $     -
   Current portions of long-term
     debt and capital lease obligations    475            406
   Advance ticket sales                  1,691          1,267
   Accounts payable                      1,119          1,030
   Other                                 2,562          2,545
                                        ------         ------
                                         5,857          5,248
                                        ------         ------
Long-term debt                           2,736          2,092
                                        ------         ------
Long-term obligations under
  capital leases                         1,899          1,679
                                        ------         ------

Other liabilities and deferred credits:
   Postretirement benefit liability      1,449          1,361
   Deferred gains                        1,177          1,210
   Other                                 1,378          1,261
                                        ------         ------
                                         4,004          3,832
                                        ------         ------
Company-obligated mandatorily
  redeemable preferred securities of
  a subsidiary trust                       101            101
                                        ------         ------

Preferred stock committed to
  Supplemental ESOP                        681            514
                                        ------         ------

Stockholders' equity:
   Preferred stock                          -              -
   Common stock at par                       1              1
   Additional capital invested           3,224          2,876
   Retained earnings                       601            309
   Unearned ESOP preferred stock          (155)          (177)
   Other                                  (680)          (672)
                                        ------         ------
                                         2,991          2,337
                                        ------         ------
Commitments and contingent
  liabilities (See note)                ------         ------

                                      $ 18,269       $ 15,803
                                        ======         ======

  See accompanying notes to consolidated financial statements.



            UAL Corporation and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                 (In Millions, Except Per Share)

                                           Three Months
                                           Ended June 30
                                         1998         1997
                                         ----         ----
Operating revenues:
   Passenger                          $  3,948     $  3,854
   Cargo                                   224          215
   Other                                   270          313
                                        ------       ------
                                         4,442        4,382
                                        ------       ------
Operating expenses:
   Salaries and related costs            1,300        1,228
   ESOP compensation expense               232          226
   Aircraft fuel                           435          495
   Commissions                             328          386
   Purchased services                      376          310
   Aircraft rent                           219          235
   Landing fees and other rent             228          224
   Depreciation and amortization           192          174
   Aircraft maintenance                    141          157
   Other                                   521          535
                                        ------       ------
                                         3,972        3,970
                                        ------       ------

Earnings from operations                   470          412
                                        ------       ------
Other income (expense):
   Interest expense                        (93)         (71)
   Interest capitalized                     30           26
   Interest income                          14           11
   Equity in earnings of affiliates         21           22
   Miscellaneous, net                      (13)         (12)
                                        ------       ------
                                           (41)         (24)
                                        ------       ------
Earnings before income taxes and
  distributions on preferred securities    429          388
Provision for income taxes                 146          145
                                        ------       ------
Earnings before distributions on
  preferred securities                     283          243
Distributions on preferred
  securities, net of tax                    (1)          (1)
                                        ------       ------
Net earnings                          $    282     $    242
                                        ======       ======

Per share, basic:                     $   4.43     $   3.77
                                        ======       ======

Per share, diluted:                   $   2.44     $   2.31
                                        ======       ======


  See accompanying notes to consolidated financial statements.




            UAL Corporation and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                 (In Millions, Except Per Share)

                                            Six Months
                                           Ended June 30
                                         1998         1997
                                         ----         ----
Operating revenues:
   Passenger                          $  7,514     $  7,481
   Cargo                                   439          410
   Other                                   544          612
                                        ------       ------
                                         8,497        8,503
                                        ------       ------
Operating expenses:
   Salaries and related costs            2,609        2,468
   ESOP compensation expense               490          410
   Aircraft fuel                           876        1,049
   Commissions                             645          750
   Purchased services                      713          617
   Aircraft rent                           452          472
   Landing fees and other rent             431          442
   Depreciation and amortization           383          350
   Aircraft maintenance                    297          295
   Other                                 1,008        1,044
                                        ------       ------
                                         7,904        7,897
                                        ------       ------

Earnings from operations                   593          606
                                        ------       ------

Other income (expense):
   Interest expense                       (173)        (140)
   Interest capitalized                     56           50
   Interest income                          30           23
   Equity in earnings of affiliates         43           48
   Miscellaneous, net                      (24)         (28)
                                        ------       ------
                                           (68)         (47)
                                        ------       ------
Earnings before income taxes and
  distributions on preferred securities    525          559
Provision for income taxes                 179          209
                                        ------       ------
Earnings before distributions on
  preferred securities                     346          350
Distributions on preferred securities       (3)          (3)
                                        ------       ------
Net earnings                          $    343     $    347
                                        ======       ======

Per share, basic:                     $   5.05     $   5.23
                                        ======       ======

Per share, diluted:                   $   2.80     $   3.26
                                        ======       ======

  See accompanying notes to consolidated financial statements.


            UAL Corporation and Subsidiary Companies
   Condensed Statements of Consolidated Cash Flows (Unaudited)
                          (In Millions)

                                              Six Months
                                            Ended June 30
                                          1998         1997
                                          ----         ----
Cash and cash equivalents at
  beginning of period                  $   295      $   229
                                        ------       ------

Cash flows from operating activities     1,787        1,479
                                        ------       ------

Cash flows from investing activities:
  Additions to property and equipment   (1,580)      (1,491)
  Proceeds on disposition of
    property and equipment                 351           27
  Decrease (increase) in short-term
    investments                            111          (54)
  Other, net                               (40)          (5)
                                        ------       ------
                                        (1,158)      (1,523)
                                        ------       ------

Cash flows from financing activities:
  Proceeds from issuance of
    long-term debt                         823           -
  Repayment of long-term debt             (103)         (38)
  Principal payments under capital
    lease obligations                     (209)         (80)
  Purchase of equipment certificates
    under Company operating leases        (693)          -
  Increase in short-term borrowings         10           60
  Aircraft lease deposits                 (149)         (56)
  Other, net                               (15)           6
                                        ------       ------
                                          (336)        (108)
                                        ------       ------
Increase (decrease) in cash and
  cash equivalents                         293         (152)
                                        ------       ------

Cash and cash equivalents
  at end of period                    $    588     $     77
                                        ======       ======

Cash paid during the period for:
  Interest (net of amounts
    capitalized)                      $    111     $     81
  Income taxes                        $     67     $    117

Non-cash transactions:
  Capital lease obligations incurred  $    465     $    239


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

Employee Stock Ownership Plans
------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Note 2 of the Notes to Consolidated Financial Statements in the 1997 Annual Report on Form 10-K contains additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1997 were allocated in March 1998 as follows: 97,406 shares of Class 2 ESOP Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 889,031 shares were allocated in "book entry" form under the Supplemental Plan. Additionally, 2,087,531 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional 1,536,986 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released by the Company since January 1, 1998.

Income Taxes
------------
      The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to dividends on ESOP Preferred Stock and other tax credits, partially offset by state income taxes and certain nondeductible expenses.
Deferred tax assets are recognized based upon UAL's history of operating earnings and expectations for future taxable income.

Per Share Amounts
-----------------
      Basic earnings per share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. In addition, diluted earnings per share amounts include potential common shares including ESOP shares committed to be released.

Earnings Attributable to Common         Three Months   Six Months
 Stockholders (Millions)                    Ended         Ended
-------------------------------           June 30       June 30
                                        1998   1997   1998   1997
                                        ----   ----   ----   ----
  Net Income                           $ 282  $ 242  $ 343  $ 347
  Preferred stock dividends and other    (25)   (19)   (52)   (38)
                                        ----   ----   ----   ----
  Earnings attributable to common
   stockholders (Basic and Diluted)    $ 257  $ 223  $ 291  $ 309
                                        ====   ====   ====   ====
Shares (Millions)
-----------------
  Weighted average shares
    outstanding (Basic)                 57.9   59.3   57.6   59.0
  Convertible ESOP preferred stock      45.7   34.4   44.4   33.0
  Other                                  1.7    2.9    1.8    2.8
                                       -----   ----  -----   ----
  Weighted average number of
    shares (Diluted)                   105.3   96.6  103.8   94.8
                                       =====   ====  =====   ====
Earnings Per Share
------------------
  Basic                                $4.43  $3.77  $5.05  $5.23
  Diluted                              $2.44  $2.31  $2.80  $3.26


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

      The proceeds from the commercial paper, as well as $65 million from internally generated funds, were used to refinance $669 million face-value of equipment certificates supporting leveraged lease transactions between United and various lessors. During the second quarter, the Company purchased an additional $24 million face-value of equipment certificates using internally generated funds. While the terms of the original leases between United and these lessors remain unchanged, these actions effectively satisfy future minimum payments under these leases of $1,038 million, which are scheduled for payment as follows:

                         (In millions)
                                           After
        1998   1999   2000   2001   2002   2002   Total
        ----   ----   ----   ----   ----   -----  -----
        $ 44   $ 63   $ 64   $ 64   $ 59   $744  $1,038

      Additionally, in connection with the acquisition of one
B747, four A319 aircraft, and several aircraft simulators, the Company issued $219 million of secured notes during the period.

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

                              Three Months Ended   Six Months Ended
                                   June 30             June 30
                               1998       1997     1998       1997
                               ----       ----     ----       ----
Net earnings, as reported     $ 282      $ 242    $ 343      $ 347
 Other comprehensive income      (1)         1       (1)        (2)
                               ----       ----     ----       ----
Total comprehensive income    $ 281      $ 243    $ 342      $ 345
                               ====       ====     ====       ====


      Accumulated other comprehensive income included in other stockholders' equity was $(3) million and $(2) million at June
30, 1998 and December 31, 1997, respectively.

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

      At June 30, 1998, commitments for the purchase of property and equipment, principally aircraft, approximated $8.1 billion, after deducting advance payments. An estimated $1.5 billion will be spent during the remainder of 1998, $2.2 billion in 1999, $2.0 billion in 2000 and $2.4 billion in 2001 and thereafter. The major commitments are for the purchase of B777, B747, B767, B757, A320 and A319 aircraft, which are scheduled to be delivered through 2002. The above amounts include a recent order with Airbus Industrie for an additional 10 A319 and 12 A320 aircraft to be delivered through 2001. These commitments, combined with aircraft retirements, are part of the Company's plan to eventually increase the fleet to an expected 645 aircraft at the end of 2001.





Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      UAL's total of cash and cash equivalents and short-term investments was $1.027 billion at June 30, 1998, compared to $845 million at December 31, 1997. Cash flows from operating activities for the six-month period amounted to $1.8 billion. Financing activities included principal payments under debt and capital lease obligations of $103 million and $209 million, respectively and deposits of an equivalent $149 million in Japanese yen, French francs and German marks with certain banks in connection with the financing of capital lease transactions. Additionally, the Company issued $823 million in debt during the period and used part of the proceeds to purchase $693 million in equipment certificates under Company operating leases. See "Long-Term Debt and Lease Obligations" in the Notes to Consolidated Financial Statements for further details.

      Property additions, including aircraft and aircraft spare parts, amounted to $1.6 billion, while property dispositions resulted in proceeds of $351 million. In the first six months of 1998, United took delivery of five A320, six A319, four B777, two B757, one B767 and one B747 aircraft. Seventeen of the aircraft were purchased and two were acquired under capital leases. Eight of the aircraft purchased during the period were later sold and then leased back. In addition, United acquired two B727 and two DC10-10 aircraft off lease during the first six months and retired nineteen B737 and three B747 aircraft.

      At June 30, 1998, commitments for the purchase of property and equipment, principally aircraft, approximated $8.1 billion, after deducting advance payments. Of this amount, an estimated $1.5 billion is expected to be spent during the remainder of 1998. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.


RESULTS OF OPERATIONS
---------------------
      Summary of Results
      ------------------
      UAL's earnings from operations were $593 million in the first six months of 1998, compared to operating earnings of $606 million in the first six months of 1997. UAL's net earnings were $343 million ($5.05 per share, basic; $2.80 per share, diluted), compared to net earnings of $347 million during the same period of 1997 ($5.23 per share, basic; $3.26 per share, diluted).

      In the second quarter of 1998, UAL's earnings from operations were $470 million compared to operating earnings of $412 million in the second quarter of 1997. UAL had net earnings in the 1998 second quarter of $282 million ($4.43 per share, basic; $2.44 per share, diluted), compared to net earnings of $242 million in the same period of 1997 ($3.77 per share, basic; $2.31 per share, diluted).

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

                        Three Months Ended                        Six Months Ended
               June 30, 1998        June 30, 1997         June 30, 1998         June 30, 1997
              -------------         -------------         -------------         -------------
             GAAP      Fully       GAAP      Fully       GAAP      Fully       GAAP      Fully
          (diluted) Distributed (diluted) Distributed (diluted) Distributed (diluted) Distributed
          --------- ----------- --------- ----------- --------- ----------- --------- -----------
Net Income  $ 282     $ 418       $ 242      $ 376      $ 343      $ 637      $ 347      $ 591

Per share   $2.44     $3.24       $2.31      $2.82      $2.80      $4.91      $3.26      $4.44

      Specific factors affecting UAL's consolidated operations for the second quarter and first six months of 1998 are described below.

      Second Quarter 1998 Compared with Second Quarter 1997
      -----------------------------------------------------
      Operating revenues increased $60 million (1%) and United's revenue per available seat mile (unit revenue) decreased 1% to
10.29 cents. Passenger revenues increased $94 million (2%) despite a slight decrease in yield from 12.59 to 12.58 cents due to a 3% increase in United's revenue passenger miles. Available seat miles across the system were up 2% over the second quarter of 1997, resulting in a passenger load factor increase of 0.1 point to 72.6%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

                                 Increase (Decrease)
                                 -------------------
                     Capacity       Revenue        Revenue per Revenue
                      (ASMs)    Passenger Miles  Passenger Mile (Yield)
                     --------   ---------------  ----------------------
Domestic                4%             5%                 4%
Pacific               (11%)          (11%)              (13%)
Atlantic               17%            14%                (5%)
Latin America          18%            10%                (9%)

      Pacific yields continue to be negatively impacted by the weakness of the Japanese yen to the dollar, and the effects of the Asian economic turmoil on demand for travel. Yields in other international markets have been impacted by a negative pricing environment, as well as the strength of the U.S. dollar.

      Cargo revenues increased $9 million (4%) on increased freight ton miles of 5%. A 1% higher freight yield was offset by a 1% lower mail yield, resulting in no change to cargo yield for the period. Other operating revenues decreased $43 million (14%) due primarily to the sale of the Apollo Travel Services Partnership ("ATS") in July 1997, partially offset by increases in frequent flyer program partner-related revenues and contract sales to third parties.

      Operating expenses increased $2 million (0.1%) and United's cost per available seat mile decreased 2%, from 9.46 cents to 9.25 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have been 8.71 cents, a decrease of 2% from the 1997 second quarter. ESOP compensation expense increased $6 million (3%), reflecting a slight increase in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's higher common stock price. Purchased services increased $66 million (21%) due to increases in computer reservations fees, as a result of the sale of ATS, credit card discounts and communications expense. Depreciation and amortization increased $18 million (10%) due to an increase in the number of owned aircraft and aircraft under capital lease. Salaries and related costs increased $72 million (6%) due to ESOP mid-term wage adjustments which took place in July 1997 and to increased staffing in certain customer-contact positions. Commissions decreased $58 million (15%) due to a change in the commission structure implemented in the third quarter of 1997 as well as a slight decrease in commissionable revenues. Aircraft fuel decreased $60 million (12%) due to a 14% decrease in the cost of fuel from 67.4 cents to 58.0 cents a gallon. Aircraft maintenance decreased $16 million (10%) due to a decrease in unscheduled engine overhauls. Aircraft rent decreased $16 million (7%) due to a decrease in the number of aircraft under operating lease. Other expenses decreased $14 million (3%) as a result of the sale of ATS.

      Other expense amounted to $41 million in the second quarter of 1998 compared to $24 million in the second quarter of 1997. Interest expense increased $22 million (31%) due to the issuance of long-term debt in 1997 and 1998. Interest income increased $3 million (27%) due to higher average interest rates, as well as higher investment balances.

Six Months 1998 Compared with Six Months 1997
---------------------------------------------
      Operating revenues decreased $6 million (0.1%) and United's revenue per available seat mile (unit revenue) decreased 2% to 10.07 cents. Passenger revenues increased $33 million (0.4%) despite a slight decrease in yield from 12.69 to
12.67 cents due to a 1% increase in United's revenue passenger miles. Available seat miles across the system were up 2%; however passenger load factor decreased 1.3 points to 69.9%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

                                 Increase (Decrease)
                                 -------------------

                     Capacity       Revenue       Revenue Per Revenue
                      (ASMs)    Passenger Miles  Passenger Mile (Yield)
                     --------   ---------------  ----------------------
Domestic                3%             2%                 3%
Pacific                (8%)          (12%)               (9%)
Atlantic               17%            14%                (4%)
Latin America          18%            9%                 (7%)

      Pacific yields continue to be negatively impacted by the weakness of the Japanese yen to the dollar, and the effects of the Asian economic turmoil on demand for travel. Yields in other international markets have also been impacted by a negative pricing environment, as well as the strength of the U.S. dollar.

      Cargo revenues increased $29 million (7%) on increased freight ton miles of 11%. A 1% lower freight yield was only partially offset by a slightly higher mail yield, resulting in a 1% decrease in cargo yield for the period. Other operating revenues decreased $68 million (11%) due primarily to the sale of the Apollo Travel Services Partnership ("ATS") in July 1997, partially offset by increases in frequent flyer program partner-related revenues and contract sales to third parties.

      Operating expenses increased $7 million (0.1%) and United's cost per available seat mile decreased 2%, from 9.59 cents to 9.38 cents, including ESOP compensation expense.
Without the ESOP compensation expense, United's cost per available seat mile would have been 8.80 cents, a decrease of 3% from the 1997 six-month period. ESOP compensation expense increased $80 million (20%), reflecting the increase in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's higher common stock price. Purchased services increased $96 million (16%) due to increases in computer reservations fees, as a result of the sale of ATS, credit card discounts and communications expense. Depreciation and amortization increased $33 million (9%) due to an increase in the number of owned aircraft and aircraft under capital lease. Salaries and related costs increased $141 million (6%) due to ESOP mid-term wage adjustments which took place in July 1997 and to increased staffing in certain customer-contact positions. Commissions decreased $105 million (14%) due to a change in the commission structure implemented in the third quarter of 1997 as well as a slight decrease in commissionable revenues. Aircraft fuel decreased $173 million (17%) due to an 18% decrease in the cost of fuel from 72.8 cents to 59.8 cents a gallon. Aircraft rent decreased $20 million (4%) due to a decrease in the number of aircraft under operating lease. Other expenses decreased $36 million (3%) as a result of the sale of ATS.

      Other expense amounted to $68 million in the first six months of 1998 compared to $47 million in the first six months of 1997. Interest expense increased $33 million (24%) due to the issuance of long-term debt in 1997 and 1998. Interest income increased $7 million (30%) due to higher average interest rates as well as higher investment balances.

LABOR AGREEMENTS & WAGE ADJUSTMENTS
-----------------------------------
      On April 2, 1998, the International Association of Machinists and Aerospace Workers ("IAM") filed an application with the National Mediation Board ("NMB") seeking recognition as the collective-bargaining representative for United's approximately 19,000 public contact employees (primarily customer service and reservations sales and service representatives). On July 17, 1998, the NMB announced that the IAM had received sufficient votes to represent United's public contact employees. As a result, the IAM becomes the bargaining representative for these employees and will begin negotiations regarding a contract for the affected employees, a process which is expected to last for several months.

     Also in July, United announced its intentions to improve compensation and benefits for the Company's nearly 2,000 administrative employees hired on or after February 1, 1994 ("post-ESOP employees"). Currently the Company's administrative employees are being paid under a two-tier wage structure which went into effect at the time of the 1994 recapitalization. Effective April 13, 2000, the two-tier wage structure will be eliminated and post-ESOP employees will be paid on the same basis as those employees hired prior to February 1, 1994. In addition, on January 1, 1999, the benefits for post-ESOP employees will match those of employees hired prior to February 1, 1994, including company-paid medical, dental and pension. The Company expects the increase in Salaries and related costs resulting from this change to be immaterial.


DEPARTMENT OF TRANSPORTATION POLICY STATEMENT
---------------------------------------------
     On April 10, 1998, the Department of Transportation ("DOT") issued a proposed Statement of the Department of Transportation's Enforcement Policy Regarding Unfair Exclusionary Conduct in the Air Transportation Industry. The proposed policy sets forth tentative findings and guidelines for use by the DOT in evaluating whether major carriers' competitive responses to new entry warrant enforcement action. On July 24, 1998, United filed comments on the proposed policy, opposing the policy as being anti-competitive, anti-consumer and outside of the DOT's administrative authority. Rebuttals to these comments are due September 8, 1998.

     In a related matter, Congress is considering a proposal that calls for significant additional studies concerning the various factors which may impact competition in the airline industry. If passed, this legislation would suspend implementation of the above stated DOT policy until the required studies are complete.


UNITED-DELTA ALLIANCE
---------------------
      On April 30, 1998, United announced a tentative, seven-year bilateral alliance with Delta Air Lines, Inc. ("Delta"). The alliance would allow code-sharing between the carriers, if approved by both carriers' pilot unions, as well as reciprocal participation in frequent flyer programs.

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

      Effective September 1, 1998, United and Delta will participate in each other's frequent flyer programs. Frequent flyer members can earn miles on United and Delta flights within the United States, Puerto Rico and the U.S. Virgin Islands and choose to credit the miles to their frequent flyer account with either carrier. In addition, members will ultimately be able to redeem miles on either carrier's domestic route network. However, a start date for this benefit has yet to be determined.


YEAR 2000 COMPLIANCE
--------------------
      UAL's 1997 Annual Report on Form 10-K outlined the Company's efforts to identify and fix critical date-sensitive systems. Remediation and testing of all internally used software is currently underway. The Company still expects to complete remediation efforts by December 31, 1998 and system integration testing by April 30, 1999. UAL also continues to remain on schedule with its efforts to identify and fix Year 2000 issues related to other operational systems and relationships with key business partners. The Company has completed the inventory of all date-sensitive systems and equipment, and the technical assessment of impacts and development of remediation approach are underway. The Company still expects to complete the assessment and development stages of its plan by the end of September 1998, at which time it will make an estimate of the overall costs to achieve Year 2000 compliance. However, based on its efforts to date, the Company has identified $50 million in costs, $15 million of which has already been spent, $20 million which is to be spent over the remainder of 1998 and $15 million which is to be spent in 1999, relating to Year 2000 compliance efforts. Of this amount, $15 million is expected to be capitalized and $35 million will be recognized as expense. All amounts expected to be recognized as expense in 1998 have been taken into consideration in the earnings guidance discussed in "Outlook for 1998". Because the Company has not yet completed its assessment, it is still possible that the Company's final estimate of costs to achieve Year 2000 compliance could differ significantly from the amounts discussed above.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

      SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements. However, it could increase volatility in earnings and other comprehensive income.


OUTLOOK FOR 1998
----------------
          In 1998, available seat miles are expected to increase approximately 2.7%, with total system revenue per available seat mile being a little less than 1% below 1997's level. Costs per available seat mile excluding ESOP charges are expected to be just under 1% better than the prior year. This unit cost forecast assumes the average cost of jet fuel per gallon is lower in 1998 than in 1997. Industry capacity increases in international markets and the economic situation in Asia are forecast to adversely affect international revenue performance.

      For the third quarter, United expects available seat miles to increase between 2.5% and 3% versus the same period last year, and expects total system revenue per available seat mile to increase by about 0.5% compared to the same period of 1997.
Costs per available seat mile excluding ESOP charges are expected to be approximately 0.5% higher than the third quarter of last year.

      Based on the favorable domestic environment, continued industry capacity increases in the international arenas, economic weakness in Asia, fuel prices assumed to be lower than the prior year and first half results, the Company anticipates its "fully distributed" earnings per share in 1998 will slightly exceed those for 1997 (see "Results of Operations, Summary of Results" for further explanation of this pro forma methodology).

      The information included in the previous paragraphs and in the paragraph "Year 2000 Compliance" is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, international revenues, unit revenues, unit costs, fuel prices and fully distributed earnings per share include: industry capacity decisions, the airline pricing environment, fuel prices, the terms and timing of a collective bargaining agreement for passenger service employees, the success of the Company's cost-control efforts, actions of the U.S., foreign and local governments, the Asian economic environment and travel patterns, foreign currency exchange rate fluctuations, the economic environment of the airline industry and the general economic environment. Some factors that could significantly impact the Company's expected Year 2000 compliance and the estimated cost thereof include: the results of the technical assessment of date-sensitive systems and equipment and the ability of key business partners, including the Federal Aviation Administration, to achieve Year 2000 compliance.





Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK
---------------------------------------------------------------

      For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative
Disclosures About Market Risk in UAL's Annual Report on Form 10-K for the year 1997. Significant changes which have occurred since year-end are as follows:

(In millions, except                  Notional      Average     Estimated
average contract rates)                Amount    Contract Rate  Fair Value
-----------------------               --------   -------------  -----------
Purchased call contracts - Crude oil   $ 511      $19.03/bbl      $   7
                         - Heating oil $  37      $ 0.53/gal      $   -

Sold put contracts - Crude oil         $ 513      $18.26/bbl      $ (83)
                   - Heating oil       $  36      $ 0.51/gal      $  (8)



                   PART II.  OTHER INFORMATION
                   ---------------------------
Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ---------------------------------------------------
     At the annual meeting of the stockholders of UAL Corporation on May 7, 1998, the following matters were voted upon:




                Description                           Votes
                -----------                           -----

    1.  Election of Board of Directors


       Public Directors:
         John A. Edwardson                       50,752,011    For
                                                    891,873    Withheld

         Gerald Greenwald                        50,703,913    For
                                                    939,971    Withheld

         John F. McGillicuddy                    48,008,209    For
                                                  3,635,675    Withheld


         James J. O'Connor                       50,773,800    For
                                                    870,084    Withheld

         Paul E. Tierney, Jr.                    50,695,044    For
                                                    948,840    Withheld

       Independent Directors:
         John W. Creighton, Jr.                           4    For
                                                          0    Withheld

         Duane D. Fitzgerald                              4    For
                                                          0    Withheld

         Richard D. McCormick                             4    For
                                                          0    Withheld

         John K. Van de Kamp                              4    For
                                                          0    Withheld

       ALPA  Director:
         Michael H. Glawe                                 1    For
                                                          0    Withheld

       IAM Director:
         John F. Peterpaul                                1    For
                                                          0    Withheld

       Salaried/Management Employee Director:
         Deval L. Patrick                                 3    For
                                                          0    Withheld

    2.  Ratification of the Appointment         115,859,797    For
        of Independent Public Accountants         3,568,234    Against
        Accountants                               2,609,006    Abstain
                                                          0    Broker Non-Votes


Item 5.  Other Information.
------   -----------------

The following is notice pursuant to Rule 14a-5(e)(2) and Rule 14a-4(c)(1) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding UAL's use of its discretionary proxy voting authority with respect to a non-Rule 14a-8 shareholder proposal:

If a proponent of a stockholder proposal fails to notify the Company on or before January 26, 1999 (or by an earlier or later date, if such date is adopted as an amendment to the Company's Bylaws), then management proxies will be allowed to use their discretionary voting authority if the proposal is raised at the 1999 annual meeting of stockholders.

This notice provision applies only to proposals submitted outside the process of Rule 14a-8 of the Exchange Act and not to proposals submitted pursuant to Rule 14a-8 for inclusion in the Company's proxy statement for its 1999 annual meeting of stockholders.


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

     (a) Exhibits

         A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

     (b) Form 8-K and Form 8-K/A, both dated April 30, 1998, to announce tentative agreement with Delta Air Lines, Inc. to expand global access, and to report a cautionary statement for purposes of the "Safe Harbor for Forward-Looking Statements" provision of the Private Securities Litigation Reform Act of 1995.


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




Dated:  August 6, 1998



                          Exhibit Index
                          -------------

Exhibit No.                    Description
----------                     -----------

10.1      UAL Corporation 1998 Restricted Stock Plan, adopted May 7, 1998.

12.1      Computation of Ratio of Earnings to Fixed Charges.

12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

27        Financial Data Schedule.