Form 10-Q
period 1999-03-31
UAL CORP /DE/
filed 1999-05-07
CIK 100517

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

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

                      Yes    X            No
                          -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
                  Class                      April 30, 1999
                  -----                      --------------
       Common Stock ($0.01 par value)          51,950,145



   UAL Corporation and Subsidiary Companies Report on Form 10-Q
   ------------------------------------------------------------
               For the Quarter Ended March 31, 1999
               ------------------------------------
Index
-----

PART I.   FINANCIAL INFORMATION                                 Page No.
------    ---------------------                                 -------

          Item 1.   Financial Statements

                    Condensed Statements of Consolidated           3
                    Financial Position - as of March 31, 1999
                    (Unaudited) and December 31, 1998


                    Statements of Consolidated Operations          5
                    (Unaudited) - for the three months ended
                    March 31, 1999 and 1998


                    Condensed Statements of Consolidated           6
                    Cash Flows (Unaudited) - for the three
                    months ended March 31, 1999 and 1998


                    Notes to Consolidated Financial                7
                    Statements (Unaudited)


          Item 2.   Management's Discussion and Analysis          10
                    of Financial Condition and Results of
                    Operations

          Item 3.   Quantitative and Qualitative Disclosures      14
                    About Market Risk


PART II.  OTHER INFORMATION
-------   -----------------

          Item 6.   Exhibits and Reports on Form 8-K              15

Signatures                                                        16
----------

Exhibit Index                                                     17
-------------



                 PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            UAL Corporation and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                      March 31,
                                        1999        December 31,
Assets                               (Unaudited)       1998
------                               -----------    -----------
Current assets:
   Cash and cash equivalents         $     256    $     390
   Short-term investments                  383          425
   Receivables, net                      1,134        1,138
   Inventories, net                        294          384
   Deferred income taxes                   255          256
   Prepaid expenses and other              311          315
                                       -------      -------
                                         2,633        2,908
                                       -------      -------

Operating property and equipment:
   Owned                                16,447       16,125
   Accumulated depreciation and
     amortization                       (5,095)      (5,174)
                                       -------      -------
                                        11,352       10,951
                                       -------      -------
   Capital leases                        2,972        2,702
   Accumulated amortization               (575)        (599)
                                       -------      -------
                                         2,397        2,103
                                       -------      -------
                                        13,749       13,054
                                       -------      -------

Other assets:
   Investments in affiliates               328          304
   Intangibles, net                        672          676
   Aircraft lease deposits                 544          545
   Prepaid rent                            627          631
   Other                                   518          441
                                       -------      -------
                                         2,689        2,597
                                       -------      -------
                                      $ 19,071     $ 18,559
                                       =======      =======

  See accompanying notes to consolidated financial statements.


            UAL Corporation and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                       March 31,
                                         1999        December 31,
Liabilities and Stockholders' Equity  (Unaudited)        1998
------------------------------------  -----------    -----------
Current liabilities:
   Short-term borrowings                $    50        $   184
   Current portions of long-term debt
     and capital lease obligations          408            274
   Advance ticket sales                   1,627          1,429
   Accounts payable                       1,018          1,151
   Other                                  2,649          2,630
                                         ------         ------
                                          5,752          5,668
                                         ------         ------

Long-term debt                            2,741          2,858
                                         ------         ------
Long-term obligations under
  capital leases                          2,368          2,113
                                         ------         ------

Other liabilities and deferred credits:
   Deferred pension liability               160             89
   Postretirement benefit liability       1,465          1,424
   Deferred gains                         1,161          1,180
   Other                                  1,095          1,123
                                         ------         ------
                                          3,881          3,816
                                         ------         ------
Company-obligated mandatorily
  redeemable preferred securities
  of a subsidiary trust                     100            100
                                         ------         ------
Equity put options                           -              32
                                         ------         ------
Preferred stock committed to
  Supplemental ESOP                         762            691
                                         ------         ------

Stockholders' equity:
   Preferred stock                           -              -
   Common stock at par                        1              1
   Additional capital invested            3,677          3,517
   Retained earnings                      1,075          1,028
   Unearned ESOP preferred stock           (101)          (121)
   Accumulated other comprehensive income    (3)            (2)
   Treasury stock                        (1,181)        (1,140)
   Other                                     (1)            (2)
                                         ------         ------
                                          3,467          3,281
                                         ------         ------
Commitments and contingent
  liabilities (See note)

                                        $19,071        $18,559
                                         ======         ======

  See accompanying notes to consolidated financial statements.


            UAL Corporation and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                 (In Millions, Except Per Share)

                                           Three Months
                                          Ended March 31
                                          --------------
                                         1999        1998
                                         ----        ----
Operating revenues:
   Passenger                          $  3,680     $  3,565
   Cargo                                   208          215
   Other                                   272          275
                                        ------       ------
                                         4,160        4,055
                                        ------       ------
Operating expenses:
   Salaries and related costs            1,409        1,309
   ESOP compensation expense               182          258
   Aircraft fuel                           395          441
   Commissions                             283          317
   Purchased services                      379          337
   Aircraft rent                           219          233
   Landing fees and other rent             223          203
   Depreciation and amortization           211          191
   Aircraft maintenance                    178          156
   Other                                   535          487
                                        ------       ------
                                         4,014        3,932
                                        ------       ------

Earnings from operations                   146          123
                                        ------       ------
Other income (expense):
   Interest expense                        (92)         (80)
   Interest capitalized                     19           26
   Interest income                          11           16
   Equity in earnings of affiliates         24           22
   Miscellaneous, net                       15          (11)
                                        ------       ------
                                           (23)         (27)
                                        ------       ------
Earnings before income taxes and
  distributions on preferred securities    123           96
Provision for income taxes                  44           34
                                        ------       ------
Earnings before distributions on
  preferred securities                      79           62
Distributions on preferred
  securities, net of tax                    (1)          (1)
                                        ------       ------
Net earnings                           $    78      $    61
                                        ======       ======

  Per share, basic                     $  0.91      $  0.60
                                        ======       ======

  Per share, diluted                   $  0.44      $  0.34
                                        ======       ======

  See accompanying notes to consolidated financial statements.


            UAL Corporation and Subsidiary Companies
   Condensed Statements of Consolidated Cash Flows (Unaudited)
                          (In Millions)

                                             Three Months
                                            Ended March 31
                                           1999        1998
                                           ----        ----
Cash and cash equivalents at
  beginning of period                    $  390      $  295
                                          -----       -----

Cash flows from operating activities        712         826
                                          -----       -----
Cash flows from investing activities:
  Additions to property and equipment      (658)       (893)
  Proceeds on disposition of property
   and equipment                            113           4
  Decrease in short-term investments         42          48
  Other, net                                 (4)         (7)
                                          -----       -----
                                           (507)       (848)
                                          -----       -----
Cash flows from financing activities:
  Proceeds from issuance of long-term
   debt                                     286         704
  Repayment of long-term debt              (271)        (78)
  Principal payments under capital
   lease obligations                       (113)        (90)
  Purchase of equipment debt certificates
   under Company leases                     (47)       (683)
  Repurchase of common stock                (42)          -
  Increase (decrease) in short-term
   borrowings                              (134)        119
  Aircraft lease deposits                   (30)        (31)
  Other, net                                 12           2
                                          -----       -----
                                           (339)        (57)
                                          -----       -----
Decrease in cash and cash equivalents      (134)        (79)
                                          -----       -----
Cash and cash equivalents at
  end of period                          $  256      $  216
                                          =====       =====


Cash paid during the period for:
 Interest (net of amounts capitalized)   $   55      $   43
 Income taxes                            $   25      $    8

Non-cash transactions:
 Capital lease obligations incurred      $  407      $  161

  See accompanying notes to consolidated financial statements.


            UAL Corporation and Subsidiary Companies
     Notes to Consolidated Financial Statements (Unaudited)
     ------------------------------------------------------
The Company
-----------
      UAL Corporation ("UAL") is a holding company whose principal subsidiary is United Air Lines, Inc. ("United").

Interim Financial Statements
----------------------------
      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although UAL believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in UAL's Annual Report on Form 10-K for the year 1998.

Employee Stock Ownership Plans
------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Note 2 of the Notes to Consolidated Financial Statements in the 1998 Annual Report on Form 10-K contains additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1998 were allocated in March 1999 as follows: 123,841 shares of Class 2 ESOP Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 615,757 shares were allocated in "book entry" form under the Supplemental Plan. Also, 2,334,370 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional 768,493 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released by the Company since January 1, 1999.

Income Taxes
------------
      The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, dividends on ESOP Preferred Stock and certain nondeductible items.

Per Share Amounts
-----------------
      Basic earnings per share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. In addition, diluted earnings per share amounts include potential common shares including ESOP shares committed to be released.

Earnings Attributable to Common                Three Months Ended
 Stockholders (Millions)                            March 31
-------------------------------                 1999        1998
                                                ----        ----
  Net Income                                   $  78       $  61
  Preferred stock dividends and other            (31)        (26)
                                                ----        ----
  Earnings attributable to common
    stockholders (Basic and Diluted)           $  47       $  35
                                                ====        ====
Shares (Millions)
-----------------
  Weighted average shares outstanding (Basic)   51.3        57.3
  Convertible ESOP preferred stock              54.1        43.1
  Other                                          1.3         1.9
                                               -----       -----
  Weighted average number of shares (Diluted)  106.7       102.3
                                               =====       =====
Earnings Per Share
  Basic                                       $ 0.91      $ 0.60
  Diluted                                     $ 0.44      $ 0.34


Segment Information
-------------------
     United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, Latin America and Europe. These regions constitute
United's four reportable segments.

     A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)                           Three Months Ended March 31, 1999
-------------                           ---------------------------------
                                                               Reportable
                                                Latin            Segment        Consolidated
                            Domestic  Pacific  America  Atlantic  Total   Other     Total
                            --------  -------  -------  -------- -------  -----  ----------
Revenue                      $2,887    $ 648    $ 206    $ 409    $4,150  $ 10     $4,160
Fully distributed earnings
 before income taxes         $  265    $   1    $  16    $  16    $  298  $  7     $  305


(In Millions)                           Three Months Ended March 31, 1998
                                        ---------------------------------
                                                               Reportable
                                                Latin            Segment        Consolidated
                            Domestic  Pacific  America  Atlantic  Total   Other     Total
                            --------  -------  -------  -------- -------  -----  ----------
Revenue                      $2,729    $ 715    $ 224    $ 376    $4,044   $ 12    $4,055
Fully distributed earnings
 before income taxes         $  292    $  (1)   $  31    $  25    $  347   $  7    $  354


                                           Three Months Ended
                                                March 31
(In Millions)                                1999      1998
-------------                                ----      ----
Total fully distributed earnings
  for reportable segments                  $  298    $  347
  UAL subsidiary earnings                       7         7
  Less:  ESOP compensation expense            182       258
                                            -----     -----
Total earnings before income taxes
 and distributions on preferred securities $  123    $   96
                                            =====     =====

Investments in Affiliates
-------------------------
     United owns 33,440,000 common shares, approximately 32 percent, of Galileo International ("Galileo") through a wholly owned subsidiary. Galileo is one of the world's leading providers of electronic global distribution services for the travel industry. United intends to sell approximately 17,500,000 common shares of Galileo in a secondary offering that Galileo has filed with the Securities and Exchange Commission.
United's ability to sell the shares is subject to various conditions including the underwriters' ability to reduce the number of shares to be sold in certain circumstances. This potential sale would reduce United's holdings in Galileo to 15 percent, requiring United to discontinue the equity method of accounting for its investment in Galileo. Equity earnings in Galileo were $23 million and $20 million for the three-month periods ended March 31, 1999 and 1998, respectively.

     United owns approximately 2.2 million depository certificates in Equant, a provider of international data network services to multinational businesses and a single source for global desktop communications. Each depository certificate represents a beneficial interest in an Equant common share. These depository certificates are currently subject to certain transferability restrictions and are carried at their original cost, which is nominal. At March 31, 1999, the fair value of United's investment in Equant is approximately $165 million. Certain of United's depository certificates are subject to a final reallocation, however, United does not believe that the number of depository certificates that it owns will significantly change after the final reallocation.

     Internet Travel Network (ITN) is a leading provider of internet-based travel planning products tailored to individual, corporate, travel supplier and travel agency customers. United has a minority interest in ITN consisting of convertible preferred stock, warrants and options. United's convertible preferred stock can be converted into an approximate 25% interest in ITN common stock. This ownership level can increase to 30% if all options and warrants are exercised.


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

      At March 31, 1999, commitments for the purchase of property and equipment, principally aircraft, approximated $7.0 billion, after deducting advance payments. An estimated $2.8 billion will be spent during the remainder of 1999, $1.9 billion in 2000, $1.9 billion in 2001 and $0.4 billion in 2002 and thereafter. The major commitments are for the purchase of B777, B747, B767, B757, A320 and A319 aircraft, which are scheduled to be delivered through 2002.





Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      UAL's total of cash and cash equivalents and short-term investments was $639 million at March 31, 1999, compared to $815 million at December 31, 1998. Cash flows from operating activities amounted to $712 million. Financing activities included principal payments under debt and capital lease obligations of $271 million and $113 million, respectively, and $30 million in aircraft lease deposits. Additionally, the Company issued $286 million in long-term debt during the period to finance the acquisition of aircraft.

      Property additions, including aircraft and aircraft spare parts, amounted to $658 million. Property dispositions resulted in proceeds of $113 million. In the first quarter of 1999, United took delivery of one A320, six A319, two B777, two B757, three B747 and one B767 aircraft. Five of the aircraft were purchased and ten were acquired under capital leases. In addition, United acquired two B727 aircraft off-lease during the first quarter and retired four DC10-10 and three B747 aircraft.

      United has certain non-core investments in publicly traded companies with market values substantially in excess of their carrying values. It is United's policy to monetize its non-core investments. In furtherance of this strategy, United announced its intention to sell up to 17.5 million shares of common stock in Galileo in a secondary offering by Galileo. The potential proceeds from this sale will be used to achieve United's financial goals which include investing in its core business, improving its creditworthiness and returning cash to shareholders.

      At March 31, 1999, commitments for the purchase of property and equipment, principally aircraft, approximated $7.0 billion, after deducting advance payments. Of this amount, an estimated $2.8 billion is expected to be spent during the remainder of 1999. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------
      Summary of Results
      ------------------
      UAL's earnings from operations were $146 million in the first quarter of 1999, compared to operating earnings of $123 million in the first quarter of 1998. UAL had net earnings in the 1999 first quarter of $78 million ($0.44 per share, diluted), compared to net earnings of $61 million in the same period of 1998 ($0.34 per share, diluted).

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

                          March 31, 1999         March 31, 1998
                          --------------         --------------
                         GAAP       Fully       GAAP        Fully
                      (diluted)  Distributed  (diluted)  Distributed
                      ---------  -----------  ---------  -----------
Net Income              $  78       $ 187       $  61       $ 218

Per Share               $0.44       $1.54       $0.34       $1.68

      The current relationship of earnings and earnings per share as computed on a GAAP basis versus a Fully Distributed basis may not be representative of the relationship in future periods because of various factors. These factors include, but are not limited to, the dependence of ESOP compensation expense on the common stock price; trends and commitments with respect to wages; and the convergence of shares assumed outstanding under the GAAP basis as compared to the Fully Distributed basis.

      Specific factors affecting UAL's consolidated operations for the first quarter of 1999 are described below.

      First Quarter 1999 Compared with First Quarter 1998.
      ---------------------------------------------------
      Operating revenues increased $105 million (3%) and United's revenue per available seat mile (unit revenue) decreased 0.1% to 9.82 cents. Passenger revenues increased $115 million (3%) due to a 5% increase in United's revenue passenger miles partially offset by a 2% decrease in yield to 12.54 cents. Available seat miles across the system were up 2% over the first quarter of 1998, resulting in a passenger load factor increase of 1.7 points to 68.9%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

                                    Increase (Decrease)
                ----------------------------------------------------------------
                 Available Seat    Revenue Passenger Miles   Revenue Per Revenue
                 Miles(Capacity)           (Traffic)        Passenger Mile(Yield)
                 ---------------   -----------------------  ---------------------
Domestic                5%                     6%                     -%
Pacific               (10%)                   (3%)                   (7%)
Atlantic               17%                    17%                    (6%)
Latin America          (1%)                   (1%)                   (7%)

      The pilot action at American Airlines resulted in additional revenues of $45 million for the quarter. Domestic unit revenues increased 2% from last year as load factor was 1.2 points higher and yield was flat. Atlantic unit revenues were down 5% from last year, with yields being down 6% from last year due to excess industry capacity that impacted the pricing in the market. Pacific unit revenues were relatively flat year over year.

      Cargo revenues decreased $7 million (3%). A 1% lower freight yield and a 5% lower mail yield resulted in a decrease in cargo yield of 3%.

      Operating expenses increased $82 million (2%) and United's cost per available seat mile decreased slightly, from 9.52 cents to 9.49 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have been 9.06 cents, an increase of 2% from the 1998 first quarter. ESOP compensation expense decreased $76 million (29%), reflecting the decrease in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's lower common stock price. Aircraft maintenance increased $22 million (14%) due primarily to an increase in purchased maintenance as a result of increased heavy maintenance visits. Purchased services increased $42 million (12%) due principally to increased computer reservations fees and Y2K expenses. Depreciation and amortization increased $20 million (10%) due to an increase in the number of owned aircraft and aircraft under capital lease. Salaries and related costs increased $100 million (8%) due to mid-term wage adjustments which took place in July 1998 and to increased staffing in certain customer contact positions. Aircraft fuel decreased $46 million (10%) due to a 12% decrease in the cost of fuel from
61.7 cents to 54.4 cents a gallon. Commissions decreased $34 million (11%) due to a change in the commission structure implemented in the third quarter of 1998 as well as a slight decrease in commissionable revenues. Aircraft rent decreased $14 million (6%) due to the aircraft refinancing completed in the first quarter of 1998.

      Other non-operating expense amounted to $23 million in the first quarter of 1999 compared to $27 million in the first quarter of 1998. Interest expense increased $12 million (15%) due to the issuance of long-term debt. Miscellaneous, net includes $14 million in gains on written yen call options and $7 million of other foreign exchange gains in 1999 compared to $4 million of other foreign exchange losses in 1998.

LABOR AGREEMENTS
----------------
      On April 23, 1999, United announced a tentative agreement with the International Association of Machinists and Aerospace Workers ("IAM") for a contract for 19,000 public contact employees (primarily customer service and reservations sales and service representatives). The agreement is subject to ratification by the affected employees. Management does not anticipate that this agreement will have a material impact on the unit cost guidance provided in the "Outlook for 1999" section.*

UPDATE ON YEAR 2000 READINESS
-----------------------------
     Readers should refer to "Update on Year 2000 Readiness" in Management's Discussion and Analysis of Financial Condition and
Results of Operations in the 1998 Annual Report on Form 10-K for background information.

     United continues to make steady progress in its Year 2000 remediation program. As discussed below, remediation, testing and system integration testing of all major systems will be substantially complete by June 30, 1999.

     IT systems. The Company has substantially completed the remediation and initial system testing of mainframe hardware and software and other hardware infrastructure including voice and data networks. In addition, substantially all internally developed IT software applications have been remediated and tested.

     System integration testing for the mission critical IT systems is on schedule to be completed by June 30, 1999, while for all other systems, integration testing will be substantially complete by June 30, 1999.

     Non IT systems. The remediation and testing phase of date-sensitive, critical non-IT systems is proceeding on schedule and will be substantially complete by June 30, 1999.

     Critical Business Partners. The Company has contacted substantially all of its Critical Business Partners. For those partners not having a Year 2000 program in place with a planned completion date of June 30, 1999, the Company may look for alternate suppliers.

     The results of the study undertaken by the Air Transport Association ("ATA") to determine the process domestic airports are using to achieve Year 2000 readiness, shows that most large domestic airports have made substantial progress towards being Year 2000 ready. A similar project undertaken by the International Air Transport Association ("IATA") shows that although most international airports have made progress during the past few months, certain key airports are behind schedule.

     The Company's aircraft manufacturers have concluded that there are no safety of flight issues related to the Year 2000 date rollover as to their aircraft.

     Concurrent with ensuring that all the systems will be remediated and tested for the Year 2000 date rollover, the Company is developing contingency plans for all the systems that are critical to its operations. These contingency plans are expected to be completed by June 30, 1999. These contingency plans, together with the airline readiness reviews planned during the second quarter of 1999, are designed to reduce the likelihood that the Company's operations will be interrupted by Year 2000 related issues.

     The Company anticipates that project costs will range between $85 and $90 million, with 35% being capitalized. To date the Company has incurred $41 million in project costs ($31 million in expense and $10 million in capital). During the 1999 first quarter the Company incurred $13 million in project costs
($8 million in expense and $5 million in capital).

        Readers are cautioned that the "Update on Year 2000
Readiness" section contains forward-looking information. Please see "Outlook for 1999" for a list of some of the factors that could cause actual results to differ materially from expected results.*


OUTLOOK FOR 1999
----------------
     The Company anticipates continued strong performance in 1999 largely based on expected strong U.S. economic activity. In addition, there are some modest improvements in United's Pacific revenue and profit performance. These factors are expected to outweigh the anticipated negative impact on Atlantic unit revenues associated with industry capacity growth in the region.

     The Company expects its 1999 system capacity to grow 3%, which is less than the forecasted industry capacity growth rate.
Unit revenues are estimated to range between 1% and 2% higher than 1998.

     1999 unit costs excluding ESOP charge are estimated to range between 2% and 2.5% higher than 1998, based on an average fuel price of approximately 60 cents per gallon including taxes. Among the factors affecting costs will be the cap in international commissions instituted last year and the level of spending on Year 2000 (see "Update on Year 2000 Readiness").

     The following guidance pertaining to fully distributed earnings per share is consistent with the corresponding guidance set forth in UAL's 1998 Annual Report on Form 10-K. The Company forecasts 1999 earnings to range between $10.00 and $12.00 per fully distributed share, with its internal goal being to earn $11.00 per fully distributed share. The forecasted range of fully distributed earnings per share excludes any impact of UAL's intention to sell up to 17.5 million shares of Galileo. The Company's earnings per share performance will be helped by the reduction in share count stemming from the $500 million common stock repurchase program completed earlier this year.

      The Company anticipates that the fundamental revenue trends underlying United's first-quarter performance will continue into the second quarter. The rate of unit cost increases is expected to moderate in the second quarter.

      Based on these assumptions, the Company expects second-quarter earnings per share to fall in the range of last year's record second-quarter earnings per share, on a fully distributed basis.

      Management's Discussion and Analysis of Financial Condition and Results of Operations contains sections with forward-looking statements which are identified with an asterisk(*). Information included in those sections and the "Outlook for 1999" paragraphs is forward-looking and actual results could differ materially from expected results. Factors that could significantly impact expected capacity, international revenues and profits, unit revenues, fully distributed unit costs, fuel prices and fully distributed earnings per share include: industry capacity decisions, the airline pricing environment, fuel prices, the success of the Company's cost-control efforts, the impact of the new labor agreement with the IAM, actions of the U.S., foreign and local governments, willingness of customers to travel, the Asian economic environment and travel patterns, foreign currency exchange rate fluctuations, UAL common stock price fluctuations, the economic environment of the airline industry and the general economic environment. Some factors that could significantly impact the Company's expected Year 2000 readiness and the estimated cost thereof include: the results of the technical assessment, remediation and testing of date-sensitive systems and equipment and the ability of critical business partners, including domestic and international airport authorities, aircraft manufacturers and the Federal Aviation Administration, to achieve Year 2000 readiness.







Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
      For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative
Disclosures About Market Risk in UAL's Annual Report on Form 10-K for the year 1998. Significant changes which have occurred since year-end are as follows:

Foreign Currency Risk -

(In millions, except average       Notional     Average      Estimated
  contract rate)                    Amount   Contract Rate   Fair Value
                                    ------   -------------   ----------
Forward exchange contracts
 Japanese Yen - Purchased forwards  $ 190       105.87         $  (8)
              - Sold forwards       $  13       118.28         $   -
 Hong Kong Dollar - Sold forwards   $  85         7.87         $  (1)
 French Franc - Purchased forwards  $  50         5.05         $   -


Currency options
 Japanese Yen - Call options        $ 227       127.88         $ (24)
              - Put options         $ 226       128.80         $   3

Price Risk (Aircraft fuel) -

(In millions, except average        Notional      Average      Estimated
  contract rate)                     Amount    Contract Rate   Fair Value
                                    --------   -------------   ----------
Purchased call contracts - Crude oil  $ 298     $15.39/bbl       $ 32
Sold put contracts - Crude oil        $  23     $14.64/bbl       $  -


                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

          (a) Exhibits

              A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

          (b) Form 8-K dated January 21, 1999 to report a cautionary statement for purposes of the "Safe Harbor for Forward-Looking Statements" provision of the Private Securities Litigation Reform Act of 1995.

              Form 8-K dated March 25, 1999 to report the election of James E. Goodwin as Chairman and Chief Executive Officer of UAL Corporation.


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




Dated:  May 6, 1999


                          Exhibit Index
                          -------------

Exhibit No.                 Description
----------                  -----------

10.1      Supplemental Agreement No. 8 dated as of February
          10, 1999 to the Agreement dated December 18, 1990 between Boeing and United for acquisition of Boeing 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 1993, (iii) Exhibit
          10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits 10.27 and 10.28 to UAL's Form 10-K for the year ended December 31, 1994, (v) Exhibits 10.2 and 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1995, (vi) Exhibits 10.4, through 10.6 to UAL's
          Form 10-Q for the quarter ended June 30, 1995, and
          (vii) Exhibits 10.37 through 10.40 to UAL's Form 10-K for the year ended December 31, 1995, (viii) Exhibits
          10.9 through 10.12 and 10.17 through 10.19 to UAL's
          Form 10-Q for the quarter ended June 30, 1996, and (ix) Exhibits 10.38 through 10.42 to UAL's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)). (Exhibit 10.1 hereto is filed with a request for confidential treatment of certain portions thereof.)

10.2      Supplemental Agreement No. 13 dated as of February
          10, 1999 to the Agreement dated December 18, 1990
          between Boeing and United for acquisition of 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as Exhibit 10.8 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1991, (ii) Exhibits
          10.3 through 10.6 and Exhibit 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (iii) Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (v) Exhibits 10.29 and
          10.30 to UAL's Form 10-K for the year ended December
          31, 1994, (vi) Exhibits 10.17 through 10.22 to UAL's
          Form 10-Q for the quarter ended March 31, 1995,
          (vii) Exhibits 10.7 and 10.8 to UAL's Form 10-Q for the quarter ended June 30, 1995, (viii) Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 1995,
          (ix) Exhibits 10.4 through 10.8 and Exhibit 10.17 to UAL's Form 10-Q for the quarter ended June 30, 1996,
          (x) Exhibits 10.1 through 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1997, and (xi) Exhibits
          10.47 and 10.48 to UAL's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)). (Exhibit 10.2 hereto is filed with a request for confidential treatment of certain portions thereof.)

12        Computation of Ratio of Earnings to Fixed Charges.

12.1 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

27        Financial Data Schedule.