Form 10-Q
period 1999-09-30
UAL CORP /DE/
filed 1999-11-12
CIK 100517

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

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

                      Yes    X            No
                           -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
                    Class                    October 31, 1999
                    -----                    ----------------
       Common Stock ($0.01 par value)          53,524,340



   UAL Corporation and Subsidiary Companies Report on Form 10-Q
   ------------------------------------------------------------
             For the Quarter Ended September 30, 1999
             ----------------------------------------

Index
-----

PART I.   FINANCIAL INFORMATION                                   Page No.
------    ---------------------                                   -------

          Item 1.  Financial Statements

                   Condensed Statements of Consolidated                 3
                   Financial Position - as of September 30,
                   1999(Unaudited) and December 31, 1998

                   Statements of Consolidated Operations                5
                   (Unaudited) - for the three months and
                   nine months ended September 30, 1999 and 1998

                   Condensed Statements of Consolidated                 7
                   Cash Flows (Unaudited) - for the nine
                   months ended September 30, 1999 and 1998

                   Notes to Consolidated Financial                      8
                   Statements (Unaudited)

          Item 2.  Management's Discussion and Analysis of             13
                   Financial Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures About      20
                   Market Risk


PART II.  OTHER INFORMATION
-------   -----------------

          Item 5.  Other Information                                   21

          Item 6.  Exhibits and Reports on Form 8-K                    21

Signatures                                                             22
----------

Exhibit Index                                                          23
-------------



                     PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements



              UAL Corporation and Subsidiary Companies
       Condensed Statements of Consolidated Financial Position
                            (In Millions)

                                    September 30,    December 31,
                                        1999             1998
Assets                               (Unaudited)     ------------
------                               -----------
Current assets:
   Cash and cash equivalents          $    915        $    390
   Short-term investments                  483             425
   Receivables, net                      1,500           1,138
   Inventories, net                        343             384
   Deferred income taxes                   227             256
   Prepaid expenses and other              307             315
                                        ------          ------
                                         3,775           2,908
                                        ------          ------

Operating property and equipment:
   Owned                                17,350          16,125
   Accumulated depreciation and
    amortization                        (5,257)         (5,174)
                                        ------          ------
                                        12,093          10,951
                                        ------          ------
   Capital leases                        3,027           2,702
   Accumulated amortization               (624)           (599)
                                        ------          ------
                                         2,403           2,103
                                        ------          ------
                                        14,496          13,054
                                        ------          ------

Other assets:
   Investments in affiliates               671             304
   Intangibles, net                        538             676
   Aircraft lease deposits                 592             545
   Prepaid rent                            627             631
   Other                                   510             441
                                        ------          ------
                                         2,938           2,597
                                        ------          ------
                                      $ 21,209        $ 18,559
                                        ======          ======

    See accompanying notes to consolidated financial statements.

              UAL Corporation and Subsidiary Companies
       Condensed Statements of Consolidated Financial Position
                            (In Millions)

                                        September 30,    December 31,
                                            1999             1998
Liabilities and Stockholders' Equity     (Unaudited)
------------------------------------    -------------    ------------
Current liabilities:
   Short-term borrowings                  $     -          $   184
   Current portions of long-term debt
     and capital lease obligations            260              274
   Advance ticket sales                     1,735            1,429
   Accounts payable                         1,015            1,151
   Other                                    2,940            2,630
                                           ------           ------
                                            5,950            5,668
                                           ------           ------

Long-term debt                              2,676            2,858
                                           ------           ------

Long-term obligations under capital leases  2,391            2,113
                                           ------           ------
Other liabilities and deferred credits:
   Deferred pension liability                  12               89
   Postretirement benefit liability         1,543            1,424
   Deferred gains                           1,004            1,180
   Other                                    1,560            1,123
                                           ------           ------
                                            4,119            3,816
                                           ------           ------
Company-obligated mandatorily redeemable
 preferred securities of a subsidiary trust   100              100
                                           ------           ------
Equity put options                              -               32
                                           ------           ------
Preferred stock committed to
 Supplemental ESOP                            815              691
                                           ------           ------

Stockholders' equity:
   Preferred stock                              -                -
   Common stock at par                          1                1
   Additional capital invested              4,165            3,517
   Retained earnings                        2,040            1,028
   Unearned ESOP preferred stock             (213)            (121)
   Accumulated other comprehensive income     356               (2)
   Treasury stock                          (1,182)          (1,140)
   Other                                       (9)              (2)
                                           ------           ------
                                            5,158            3,281
                                           ------           ------

Commitments and contingent liabilities (See note)

                                         $ 21,209         $ 18,559
                                           ======           ======

     See accompanying notes to consolidated financial statements.



          UAL Corporation and Subsidiary Companies
      Statements of Consolidated Operations (Unaudited)
               (In Millions, Except Per Share)

                                            Three Months
                                         Ended September 30
                                         ------------------
                                          1999        1998
                                          ----        ----
Operating revenues:
   Passenger                          $  4,282     $  4,263
   Cargo                                   223          228
   Other                                   340          292
                                        ------       ------
                                         4,845        4,783
                                        ------       ------
Operating expenses:
   Salaries and related costs            1,420        1,350
   ESOP compensation expense               175          173
   Aircraft fuel                           465          470
   Commissions                             316          354
   Purchased services                      408          384
   Aircraft rent                           217          221
   Landing fees and other rent             235          221
   Depreciation and amortization           214          199
   Aircraft maintenance                    168          165
   Other                                   608          551
                                        ------       ------
                                         4,226        4,088
                                        ------       ------
Earnings from operations                   619          695
                                        ------       ------
Other income (expense):
   Interest expense                        (89)         (92)
   Interest capitalized                     19           26
   Interest income                          21           15
   Equity in earnings(loss) of affiliates   (1)          19
   Miscellaneous, net                       (6)         (15)
                                        ------       ------
                                           (56)         (47)
                                        ------       ------
Earnings before income taxes and
 distributions on preferred securities     563          648
Provision for income taxes                 203          222
                                        ------       ------
Earnings before distributions on
 preferred securities                      360          426
Distributions on preferred securities,
 net of tax                                 (1)          (1)
                                        ------       ------
Net earnings                          $    359     $    425
                                        ======       ======

Per share, basic:                     $   6.18     $   6.91
                                        ======       ======

Per share, diluted:                   $   2.89     $   3.71
                                        ======       ======

    See accompanying notes to consolidated financial statements.



          UAL Corporation and Subsidiary Companies
      Statements of Consolidated Operations (Unaudited)
               (In Millions, Except Per Share)

                                            Nine Months
                                         Ended September 30
                                         ------------------
                                          1999        1998
                                          ----        ----
Operating revenues:
   Passenger                          $ 11,951     $ 11,777
   Cargo                                   658          666
   Other                                   937          837
                                        ------       ------
                                        13,546       13,280
                                        ------       ------
Operating expenses:
   Salaries and related costs            4,249        3,959
   ESOP compensation expense               539          663
   Aircraft fuel                         1,280        1,346
   Commissions                             890        1,000
   Purchased services                    1,166        1,098
   Aircraft rent                           656          672
   Landing fees and other rent             703          651
   Depreciation and amortization           637          582
   Aircraft maintenance                    523          462
   Other                                 1,705        1,559
                                        ------       ------
                                        12,348       11,992
                                        ------       ------
Earnings from operations                 1,198        1,288
                                        ------       ------
Other income (expense):
   Interest expense                       (273)        (265)
   Interest capitalized                     56           82
   Interest income                          44           44
   Equity in earnings of affiliates         38           62
   Gain on sale of Galileo stock           669            -
   Miscellaneous, net                        7          (38)
                                        ------       ------
                                           541         (115)
                                        ------       ------
Earnings before income taxes,
 distributions on preferred
 securities and extraordinary item       1,739        1,173
Provision for income taxes                 626          401
                                        ------       ------
Earnings before distributions on
 preferred securities and
 extraordinary item                      1,113          772
Distributions on preferred securities,
 net of tax                                 (4)          (4)
Extraordinary loss on early
 extinguishment of debt, net of tax         (3)           -
                                        ------       ------
Net earnings                           $ 1,106      $   768
                                        ======       ======

Per share, basic:
  Earnings before extraordinary item   $ 19.44      $ 11.97
  Extraordinary loss on early
   extinguishment of debt, net           (0.05)           -
                                        ------       ------
  Net earnings                         $ 19.39      $ 11.97
                                        ======       ======

Per share, diluted:
  Earnings before extraordinary item   $  9.22      $  6.57
  Extraordinary loss on early
   extinguishment of debt, net           (0.03)           -
                                        ------       ------
  Net earnings                         $  9.19      $  6.57
                                        ======       ======

     See accompanying notes to consolidated financial statements.


               UAL Corporation and Subsidiary Companies
      Condensed Statements of Consolidated Cash Flows (Unaudited)
                             (In Millions)

                                              Nine Months
                                           Ended September 30
                                           ------------------
                                            1999        1998
                                            ----        ----
Cash and cash equivalents at beginning
   of period                             $   390     $   295
                                          ------      ------
Cash flows from operating activities       2,161       2,854
                                          ------      ------
Cash flows from investing activities:
 Additions to property and equipment      (1,758)     (2,390)
 Proceeds on disposition of property
  and equipment                              147         413
 Proceeds on sale of common shares
  in Galileo                                 766           -
 Decrease (increase) in short-term
  investments                                (58)        103
 Other, net                                  (56)        (40)
                                          ------      ------
                                            (959)     (1,914)
                                          ------      ------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt    286         830
 Repayment of long-term debt                (492)       (247)
 Principal payments under capital
   lease obligations                        (209)       (271)
 Decrease in short-term borrowings          (184)          -
 Purchase of equipment certificates
  under Company operating leases             (47)       (693)
 Repurchase of common stock                  (42)       (247)
 Dividends paid                              (11)         (8)
 Aircraft lease deposits                     (25)       (160)
 Other, net                                   47           8
                                          ------      ------
                                            (677)       (788)
                                          ------      ------

Increase in cash and cash equivalents        525         152
                                          ------      ------

Cash and cash equivalents at end
 of period                               $   915     $   447
                                          ======      ======

Cash paid during the period for:
 Interest (net of amounts capitalized)   $   180     $   163
 Income taxes                            $   224     $   129

Non-cash transactions:
 Capital lease obligations incurred      $   482     $   636
 Net unrealized gain on investment
  in Galileo                             $   360     $     -

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

Employee Stock Ownership Plans
------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Note 2 of the Notes to Consolidated Financial Statements in the 1998 Annual Report on Form 10-K contains additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Since January 1999, 2,305,479 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released by the Company.

Income Taxes
------------
      The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, dividends on ESOP Preferred Stock and certain nondeductible items.

Operating Property and Equipment
--------------------------------
      Effective April 1, 1999, United revised its estimate of depreciable lives on certain of its aircraft types to 25 years and increased the residual value of these aircraft to 10 percent. Previously, lives on these aircraft ranged from 20 to 23 years and residual values ranged from 4.5 percent to 7.3 percent. United also shortened the estimated depreciable lives on certain other aircraft from 10 years to 4 years. These changes reduced United's depreciation expense by $30 million for the nine months ended September 30, 1999.

Per Share Amounts
-----------------
      Basic earnings per share represents net income available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year. In addition, diluted earnings per share amounts include potential common shares including common shares issuable upon conversion of ESOP shares committed to be released.

Earnings Attributable to Common         Three Months Ended   Nine Months Ended
Stockholders (Millions)                    September 30        September 30
-------------------------------         ------------------   -----------------
                                         1999        1998     1999       1998
                                         ----        ----     ----       ----
  Net Income                           $  359      $  425   $1,106     $  768
  Preferred stock dividends and other     (31)        (25)     (94)       (77)
                                        -----       -----    -----      -----
  Earnings attributable to common
   stockholders (Basic and Diluted)    $  328      $  400   $1,012     $  691
                                        =====       =====    =====      =====
Shares (Millions)
-----------------
  Weighted average shares
    outstanding (Basic)                  53.1        57.9     52.2       57.7
  Convertible ESOP preferred stock       59.2        48.4     56.7       45.8
  Other                                   1.0         1.5      1.3        1.6
                                        -----       -----    -----      -----
  Weighted average number of
    shares (Diluted)                    113.3       107.8    110.2      105.1
                                        =====       =====    =====      =====
Earnings Per Share
  Basic                                $ 6.18      $ 6.91   $19.39     $11.97
  Diluted                              $ 2.89      $ 3.71   $ 9.19     $ 6.57


Segment Information
-------------------
     United has a global route network designed to transport passengers and cargo between Domestic, Pacific, Latin
American and European destinations. These regions constitute United's four reportable segments.

     A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)                          Three Months Ended September 30, 1999
-------------                          -------------------------------------
                                                              Reportable
                                              Latin             Segment         Consolidated
                          Domestic  Pacific  America  Atlantic   Total    Other     Total
                          --------  -------  -------  -------- ---------  -----  ----------
Revenue                    $3,340    $ 722    $ 201    $ 571    $4,834     $11     $4,845
Fully distributed earnings
 before income taxes       $  500    $ 100    $  22    $ 106    $  728     $10     $  738

(In Millions)                          Three Months Ended September 30, 1998
-------------                          -------------------------------------
                                                              Reportable
                                              Latin             Segment         Consolidated
                          Domestic  Pacific  America  Atlantic   Total    Other     Total
                          --------  -------  -------  -------- ---------  -----  ----------
Revenue                    $3,269    $ 760    $ 209    $ 534     $4,772    $11     $4,783
Fully distributed earnings
 before income taxes       $  625    $  48    $  13    $ 124     $  810    $11     $  821

(In Millions)                          Nine Months Ended September 30, 1999
-------------                          -------------------------------------
                                                              Reportable
                                              Latin             Segment         Consolidated
                          Domestic  Pacific  America  Atlantic   Total    Other     Total
                          --------  -------  -------  -------- ---------  -----  ----------
Revenue                    $9,421   $2,006    $ 587    $1,500   $13,514    $32    $13,546
Fully distributed earnings
 before income taxes       $1,616   $  262    $  76    $  296   $ 2,250    $28    $ 2,278

(In Millions)                          Nine Months Ended September 30, 1998
-------------                          -------------------------------------
                                                              Reportable
                                              Latin             Segment         Consolidated
                          Domestic  Pacific  America  Atlantic   Total    Other     Total
                          --------  -------  -------  -------- ---------  -----  ----------
Revenue                    $9,057    $2,165   $ 625    $1,400   $13,247    $33     $13,280
Fully distributed earnings
 before income taxes       $1,478    $   49   $  49    $  233   $ 1,809    $27     $ 1,836

                                      Three Months Ended        Nine Months Ended
                                         September 30              September 30
                                      ------------------        -----------------
(In Millions)                          1999        1998          1999       1998
-------------                          ----        ----          ----       ----
Total fully distributed earnings
 for reportable segments              $ 728       $ 811        $2,250     $1,810
UAL subsidiary earnings                  10          10            28         26
Less:  ESOP compensation expense        175         173           539        663
                                       ----        ----         -----      -----
Total earnings before income taxes,
 extraordinary item and distributions
 on preferred securities              $ 563       $ 648        $1,739     $1,173
                                       ====        ====         =====      =====

     Included in the nine months ended September 30, 1999
Domestic, Pacific, Latin American and Atlantic fully distributed earnings before income taxes is $393 million, $134 million, $36 million and $106 million, respectively, of pre-tax gain on the sale of Galileo stock.

Investments in Affiliates
-------------------------
     In June 1999, United sold 17,500,000 common shares of Galileo International, Inc. ("Galileo") in a secondary offering for $766 million, resulting in a pre-tax gain of approximately $669 million. This sale reduced United's holdings in Galileo from 32 percent to approximately 17 percent, requiring United to discontinue the equity method of accounting for its investment in Galileo. United has classified its remaining 15,940,000 shares of Galileo common stock as available-for-sale. The market value of these shares at September 30, 1999 ($642 million) is reflected in Investments in Affiliates on the balance sheet and the market value in excess of United's investment is classified net-of-tax ($359 million) in accumulated other comprehensive income. Equity earnings in Galileo were $16 million for the three-month period ended September 30, 1998, and $40 million and $54 million for the nine-month periods ended September 30, 1999 and 1998, respectively.

     United owns approximately 2.1 million depositary certificates in Equant, a provider of international data network services to multinational businesses and a single source for global desktop communications. Each depositary certificate represents a beneficial interest in an Equant common share. These depositary certificates are currently subject to certain transferability restrictions and are carried at their original cost, which is nominal. At
September 30, 1999, the estimated fair value of United's investment in Equant is approximately $171 million.

     GetThere.com is a leading provider of internet-based travel planning products tailored to individual, corporate, travel supplier and travel agency customers. United has a minority interest in GetThere.com consisting of convertible preferred stock, warrants and options. After investing $19 million in exchange for preferred shares and warrants, United's holdings are convertible into an approximate 22 percent equity interest in GetThere.com. In October 1999, GetThere.com filed an initial public offering for 5.0 million common shares. United has participation rights allowing for the purchase of 10 percent of the shares offered in the initial public offering. United accounts for its investment in GetThere.com using the equity method of accounting.

     In July 1999, United and Buy.com agreed to form a joint venture (BuyTravel.com) to sell travel on all major airlines, as well as hotels, car rentals and cruises via the Internet. Both United and Buy.com will have a 50 percent interest in BuyTravel.com. United also received warrants exercisable for 2.0 million shares of Buy.com common stock. United will account for its investment in BuyTravel.com using the equity method of accounting.

Other Comprehensive Income
--------------------------
      Total comprehensive income for the three- and nine-month periods ending September 30, 1999 was $222 million and $1,464 million, respectively, compared to $426 million and $768 million for the three- and nine-month periods ending September 30, 1998, respectively. Other comprehensive income (loss) consisted of net unrealized gains (losses) on securities of $(137) million and $358 million for the three- and nine-month periods ending
September 30, 1999, respectively, and $1 million for the three-month period ending September 30, 1998. There was no other comprehensive income during the nine-month period ending September 30, 1998.

Retirement and Postretirement Plans
-----------------------------------
      On June 30, 1999, the Company re-measured its pension and postretirement plans due to the addition to the plan of approximately 6,000 public contact employees hired after January 1, 1994 (see "Labor Agreements" in Management's
Discussion and Analysis of Financial Condition and Results of Operations). The assumptions used for the re-measurement of the plans were unchanged from December 31, 1998, except for a revision in the discount rate from 7.0% to 7.75%. As of June 30, 1999, the projected benefit obligation and the fair value of plan assets for the pension plans are $7,472 million and $7,946 million, respectively. The projected benefit obligation and the fair value of plan assets for the postretirement plans are $1,512 million and $114 million, respectively.

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

      At September 30, 1999, commitments for the purchase of property and equipment, principally aircraft, approximated $4.7 billion, after deducting advance payments. An estimated $0.9 billion will be spent during the remainder of 1999, $1.8 billion in 2000, $1.6 billion in 2001 and $0.4 billion in 2002 and thereafter. The major commitments are for the purchase of B777, B747, B767, A320 and A319 aircraft, which are scheduled to be delivered through 2002.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------


  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------
     UAL's total of cash and cash equivalents and short-term investments was $1.398 billion at September 30, 1999, compared to $815 million at December 31, 1998. Cash flows from operating activities for the nine-month period amounted to $2.2 billion. Financing activities included principal payments under debt and capital lease obligations of $492 million and $209 million, respectively, and $25 million in aircraft lease deposits. Additionally, the Company issued, and subsequently retired, $286 million in debt to finance the acquisition of aircraft.

     Property additions, including aircraft and aircraft spare parts, amounted to $1.8 billion, while property dispositions resulted in proceeds of $147 million. During
1999, United took delivery of two A320, eight A319, four
B777, two B757, three B767 and seven B747 aircraft.
Fourteen of the aircraft were purchased and twelve were acquired under capital leases. In addition, United acquired two B727 aircraft off-lease during 1999 and retired five DC10 and six B747 aircraft.

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

     At September 30, 1999, commitments for the purchase of property and equipment, principally aircraft, approximated $4.7 billion, after deducting advance payments. Of this amount, an estimated $0.9 billion is expected to be spent during the remainder of 1999. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.



  RESULTS OF OPERATIONS
  ---------------------
     Summary of Results
     ------------------
     UAL's earnings from operations were $1.198 billion in the nine months ended September 30 1999, compared to $1.288 billion for the same period in 1998. UAL's net earnings before an extraordinary loss on early extinguishment of debt were $1.109 billion ($9.22 per share, diluted), compared to net earnings of $768 million during the same period of 1998 ($6.57 per share, diluted). The 1999 nine-month earnings include a pre-tax gain of $669 million
($3.88 per share) on the sale of a portion of United's investment in Galileo (see "Investments in Affiliates" in the Notes to Consolidated Financial Statements).

      In the third quarter of 1999, UAL's earnings from operations were $619 million compared to operating earnings of $695 million in the third quarter of 1998. UAL had net earnings in the 1999 third quarter of $359 million ($2.89 per share, diluted), compared to net earnings of $425 million in the same period of 1998 ($3.71 per share, diluted).

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

                                   Three Months Ended                                Nine Months Ended
                                   ------------------                                -----------------
                       September 30, 1999       September 30, 1998      September 30, 1999      September 30, 1998
                       ------------------       ------------------      ------------------      ------------------
                       GAAP        Fully        GAAP        Fully       GAAP        Fully       GAAP        Fully
                     (diluted)  Distributed   (diluted)  Distributed  (diluted)  Distributed  (diluted)  Distributed
                     ---------  -----------   ---------  -----------  ---------  -----------  ---------  -----------
Net income, before
 gain on sale and
 extraordinary item   $  359       $  456       $  425     $  516       $  681      $  993     $  768      $1,152
                      ------       ------       ------     ------       ------      ------     ------      ------
Per Share, Diluted:
 Earnings before
  gain on sale and
  extraordinary item  $ 2.89       $ 3.75       $ 3.71     $ 4.02       $ 5.34      $ 8.16     $ 6.57      $ 8.93
 Gain on sale              -            -            -          -         3.88        3.43          -           -
 Extraordinary item        -            -            -          -        (0.03)      (0.03)         -
                      ------       ------       ------     ------       ------      ------     ------      ------
  Per share           $ 2.89       $ 3.75       $ 3.71     $ 4.02       $ 9.19      $11.56     $ 6.57      $ 8.93
                      ======       ======       ======     ======       ======      ======     ======      ======


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

   Specific factors affecting UAL's consolidated operations for the third quarter and first nine months of 1999 are described below.

   Third Quarter 1999 Compared with Third Quarter 1998
   ---------------------------------------------------
     Operating revenues increased $62 million (1%) and United's revenue per available seat mile (unit revenue) increased slightly to 10.50 cents compared to 10.39 cents a year ago. Despite a 1% decrease in revenue passenger miles, passenger revenues increased $19 million (0.4%) due to a 2% increase in yield from 12.10 to 12.29 cents. In addition, third quarter 1998 revenues were favorably impacted by a strike at Northwest airlines. Available seat miles across the system were up slightly over the third quarter of 1998; however, passenger load factor decreased
1.0 point to 75.1%. The following analysis by market is based on information reported to the U.S. Department of
Transportation:

                                        Increase (Decrease)
                                        -------------------
                   Available Seat   Revenue Passenger Miles   Revenue Per Revenue
                  Miles (Capacity)          (Traffic)        Passenger Mile (Yield)
                  ----------------  -----------------------  ----------------------
Domestic                 5%                    1%                      1%
Pacific                (18%)                 (16%)                    10%
Atlantic                14%                   14%                     (7%)
Latin America          (13%)                  (4%)                     -
  System                 -                    (1%)                     2%



     Pacific yields improved on capacity reductions in the region and improving Asian economies. Atlantic yield continues to be impacted by a negative pricing environment resulting from excess industry capacity. Improving economic conditions and industry capacity reductions resulted in increased unit revenue in the Latin market although yields remained flat year-over-year.

     Cargo revenues decreased $5 million (2%) despite a slight increase in freight ton miles, as freight yields declined 3% for the period. Other operating revenues increased $48 million (16%) due to growth in frequent flyer program partner-related revenues and fuel sales to third parties.

     Operating expenses increased $138 million (3%) and United's cost per available seat mile inclusive of ESOP compensation expense increased 3%, from 8.90 cents to 9.18 cents. Without the ESOP compensation expense, United's cost per available seat mile would have been 8.80 cents, an increase of 3% from the 1998 third quarter. Salaries and related costs increased $70 million (5%) primarily due to increased staffing in certain customer-contact positions.
Commissions decreased $38 million (11%) due to a change in the commission structure implemented in the third quarter of 1998 and lower commissionable revenues. Purchased services increased $24 million (6%) due to increases in computer reservations fees, credit card discounts and Year
2000 related spending. Depreciation and amortization increased $15 million (8%) due to an increase in the number of owned aircraft partially offset by changes in depreciable lives of certain aircraft. Other operating expense increased $57 million (10%) primarily due to costs associated with fuel sales to third parties.

     Other expense amounted to $56 million in the third quarter of 1999 compared to $47 million in the third quarter of 1998. Interest capitalized decreased $7 million
(27%) as a result of a lower weighted average interest rate. Equity in earnings of affiliates decreased $20 million primarily due to the sale of the Company's investment in Galileo (see "Investments in Affiliates" in the Notes to Consolidated Financial Statements).

   Nine Months 1999 Compared with Nine Months 1998
   -----------------------------------------------
     Operating revenues increased $266 million (2%) and United's revenue per available seat mile (unit revenue) remained the same at 10.18 cents. Passenger revenues increased $174 million (1%) because of a slight increase in yield from 12.45 to 12.50 cents and a 1% increase in United's revenue passenger miles. Available seat miles across the system were up 2%; however passenger load factor decreased 0.6 points to 71.5%. The following analysis by market is based on information reported to the U.S.
Department of Transportation:


                                        Increase (Decrease)
                                        -------------------
                   Available Seat   Revenue Passenger Miles   Revenue Per Revenue
                  Miles (Capacity)          (Traffic)        Passenger Mile (Yield)
                  ----------------  -----------------------  ----------------------
Domestic                 5%                    2%                      1%
Pacific                (13%)                 (11%)                    (2%)
Atlantic                17%                   16%                     (7%)
Latin America           (7%)                  (2%)                    (5%)
  System                 2%                    1%                      -


     Despite improving second and third quarter Pacific yields, weak first quarter demand for travel in Pacific markets continues to negatively impact year-to-date yields.
Yields in other international markets have been impacted by a negative pricing environment resulting from excess industry capacity.

     Cargo revenues decreased $8 million (1%) despite increased freight ton miles of 2%. A 2% decline in freight yield together with a 3% lower mail yield, resulted in a 3% decrease in cargo yield for the period. Other operating revenues increased $100 million (12%) due to increases in frequent flyer program partner-related revenues and fuel sales to third parties.

     Operating expenses increased $356 million (3%) and United's cost per available seat mile, inclusive of ESOP compensation expense increased 1%, from 9.21 cents to 9.29 cents. Without the ESOP compensation expense, United's cost per available seat mile would have been 8.89 cents, an increase of 2% from the 1998 nine-month period. ESOP compensation expense decreased $124 million (19%), reflecting the decrease in the estimated average fair value of stock committed to the supplemental ESOP as a result of UAL's lower common stock price. Salaries and related costs increased $290 million (7%) due to ESOP mid-term wage adjustments which took place in July 1998 and increased staffing in certain customer-contact positions. Aircraft fuel decreased $66 million (5%) due to a 6% decrease in the cost of fuel from 59.4 cents to 55.7 cents a gallon.
Commissions decreased $110 million (11%) due to a change in the commission structure implemented in the third quarter of 1998 as well as a slight decrease in commissionable revenues. Purchased services increased $68 million (6%) due to increases in computer reservations fees and year
2000 expenses. Depreciation and amortization increased $55 million (10%) due to an increase in the number of owned aircraft and losses on disposition of aircraft partially offset by changes in depreciable lives of certain aircraft.
Aircraft maintenance increased $61 million (13%) due to an increase in heavy maintenance visits. Other operating expenses increased $146 million (9%) primarily due to costs associated with fuel sales to third parties.

     Other expense amounted to $128 million in the first nine months of 1999 (excluding the gain on the Galileo transaction - see "Investments in Affiliates" in the Notes to Consolidated Financial Statements) compared to $115 million in the first nine months of 1998. Interest capitalized decreased $26 million (32%) as a result of lower advance payments on the acquisition of aircraft and a lower weighted average interest rate. Equity in earnings of affiliates decreased $24 million (39%) due primarily to the sale of the Company's investment in Galileo.
Miscellaneous, net included foreign exchange gains of $10
million in 1999 compared to foreign exchange losses of $24 million in 1998.

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

     The Company's contracts with the Air Line Pilots' Association International ("ALPA") and the IAM become amendable in April and July 2000, respectively. The Company is currently in the process of negotiating a new contract with ALPA and expects to begin negotiations shortly for a new contract with the IAM. Wage rates for U.S.-based non-union employees will be adjusted in April 2000 as well.

     These negotiations and wage rate adjustments are expected to materially increase the Company's salaries and related costs over 1999 levels. At the same time, once the final ESOP shares are committed to be released in April 2000, the Company will no longer record ESOP compensation expense. It is the Company's objective through this wage adjustment process to provide compensation for its employees that, on average over the life of the labor contracts, is competitive with peer group compensation. In this regard, wages for airline employees over the last year have increased at faster than historical rates. Thus, to achieve competitive compensation will result in higher salaries and related costs than the Company originally anticipated.

  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
  -----------------------------------------
      During the second quarter, United reinstated its jet fuel-hedging program. This program consists of hedging
100% of probable jet fuel requirements with crude oil purchased call options and fixed price jet fuel contracts.
It is United's goal to hedge 100% of probable jet fuel purchases for year 2000 by December 1999. The purchased call options have been designated as a hedge of anticipated jet fuel purchases; accordingly, gains or losses on hedge positions are recognized upon contract expiration as a component of aircraft fuel inventory. At September 30, 1999, United has purchased call options on approximately
1.5 billion gallons of fuel products, which represents 89% of United's anticipated fourth quarter fuel requirements and 26% of its expected year 2000 fuel requirements. At
September 30, 1999, United has fixed price purchase contracts for approximately 11% of its anticipated fourth quarter fuel requirements and 6% of its expected 2000 requirements.

      During the fourth quarter, United will reinstate its foreign currency hedging program. United's strategy will consist of purchasing put option contracts with little or no intrinsic value in yen, euro, Australian dollars and British pounds. The amount and duration of the options are synchronized to anticipated sales, and thus the put options will be designated as a hedge. A component of this strategy includes selling correlation options in the previously mentioned currencies. These written options will not qualify for hedge accounting treatment and will be marked-to-market with changes in the option's fair value recorded in earnings.



  UPDATE ON YEAR 2000 READINESS*
  ------------------------------
    Readers should refer to "Update on Year 2000 Readiness" in Management's Discussion and Analysis of Financial
Condition and Results of Operations in the 1998 Annual
Report on Form 10-K for background information.

     IT systems, Non-IT systems and Critical Business
Partners. The Company believes it has successfully completed the five-step readiness plan. The Company anticipates safe uninterrupted operations of the airlines into the calendar year 2000. Through the remainder of 1999, the Company will continue re-testing mission critical IT systems and non-IT systems.

    The Company expects to operate all scheduled domestic flights into the calendar year 2000. The Company is in the process of reviewing the air traffic control and airport systems at international locations to determine if Year 2000 issues warrant cancellation of specific international routes. Some international flights may be cancelled during the New Year weekend due to low passenger demand.

     The Company has developed contingency plans for all mission critical business processes by revising existing business interruption contingency plans to address contingencies unique to the Year 2000 date rollover. These contingency plans include performing processes manually, repairing or obtaining replacement systems, changing suppliers and reducing or suspending operations. During the third quarter, the Company conducted airline readiness reviews to ensure that all divisions of the Company have completed their five-step readiness plan, including validating all contingency plans. In addition, the Company will set up a corporate Command Center to monitor and respond to potential Year 2000 issues worldwide.

    The Company anticipates that project costs will range between $80 and $85 million, with approximately 35% being capitalized. To date the Company has incurred $74 million in project costs ($43 million in expense and $31 million in capital). During 1999, the Company incurred $45 million in project costs ($20 million in expense and $25 million in capital).

AIR CANADA
----------
     On October 19, 1999, the Company announced its intentions, along with Deutsche Lufthansa AG ("Lufthansa"), to provide a financial package of up to 730 million
Canadian dollars for Air Canada. United's investment in Air Canada's non-voting convertible preferred shares will be made through an investment partnership owned by UAL
(40%) and Lufthansa (60%).

     The remaining UAL investment in Air Canada will consist of the purchase from and subsequent leaseback to Air Canada of three Airbus A330 aircraft and a commitment by UAL to guarantee a 160 million Canadian dollar line of credit.

COMMON STOCK DIVIDENDS AND SHARE REPURCHASE
-------------------------------------------
     On November 1, 1999, UAL's Board of Directors
approved a plan to begin paying common stock dividends
totaling $1.25 per common share in the year 2000.  The
payment of dividends is contingent upon stockholder
approval of amendments to the Company's charter, which will
be voted on at the UAL annual meeting in May 2000.  If
approved, participants in the Company's ESOP plan will be
eligible to receive dividends ($5.00 per year per ESOP
share, as each ESOP share is convertible into four common
shares) in the same manner as public stockholders.   In
addition, the Board of Directors approved the repurchase of up to $300 million of the Company's common stock.

  OUTLOOK
  -------
     The Company expects its 1999 system capacity to grow
2%, which is less than the forecasted industry capacity growth rate. Unit revenues are estimated to range between 0.5% and 1% higher than 1998.

     Unit costs for 1999, excluding the ESOP charge, are estimated to increase approximately 2%, based on an average fuel price of approximately 57.5 cents per gallon including taxes. Among the factors affecting costs will be the cap in international commissions instituted last year, the decrease in commissions instituted this year and the level of spending on Year 2000 (see "Update of Year 2000
Readiness").

       The Company forecasts 1999 earnings to range between $9.75 and $10.05 per Fully Distributed share. The forecasted range of Fully Distributed earnings per share excludes the impact of the gain on sale of 17.5 million shares of Galileo.

     The Company expects the positive trends underlying
July and August's strong performance to continue in the fourth quarter. Therefore, the Company expects fourth quarter Fully Distributed earnings per share to improve upon last year's $1.52, and range between $1.60 and $1.90.

     Management's Discussion and Analysis of Financial
Condition and Results of Operations contains sections with forward-looking statements which are identified with an asterisk (*). Information included in the "Update on Year
2000 Readiness" and the "Outlook for 1999" sections is forward-looking and actual results could differ materially from expected results. Factors that could significantly impact expected capacity, unit revenues, Fully Distributed unit costs, fuel prices and Fully Distributed earnings per share include: industry capacity decisions, the airline pricing environment, fuel prices, actions of travel agents, the success of the Company's cost-control efforts, actions of the U.S., foreign and local governments, willingness of customers to travel, the Pacific economic environment and travel patterns, foreign currency exchange rate fluctuations, the stability of the U.S. economy, UAL common stock price fluctuations, the economic environment of the airline industry and the global economic environment. Some factors that could significantly impact the Company's expected Year 2000 readiness and the estimated cost thereof include: the effectiveness of the Company's contingency plans if such plans are needed, and the sufficiency and effectiveness of the Year 2000 programs of the Company's critical business partners, including domestic and international airport authorities, aircraft manufacturers and the Federal Aviation Administration, to achieve Year
2000 readiness.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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


Foreign Currency Risk -
-----------------------

                                                      September 30, 1999
                                                      ------------------
(In millions, except average contract rates)  Notional     Average      Estimated
--------------------------------------------   Amount   Contract Rate   Fair Value
                                              --------  -------------   ----------
                                                                     (Pay)/Receive)*
Forward exchange contracts
  Japanese Yen - Purchased forwards            $ 113        107.11         $  1
               - Sold forwards                 $  62        105.92         $  -
  Hong Kong Dollar - Sold forwards             $  77          7.85         $ (1)
  French Franc - Purchased forwards            $  50          5.05         $ (1)
  Euro - Purchased forwards                    $ 117          1.37         $ (3)

Currency options
  Japanese Yen - Call options                  $  30        114.80         $ (3)
               - Put options                   $  30        115.57         $  -

                                                      September 30, 1999
                                                      ------------------
(In millions, except average contract rates)  Notional     Average      Estimated
--------------------------------------------   Amount   Contract Rate   Fair Value
                                              --------  -------------   ----------
                                                                     (Pay)/Receive)*
Purchased call contracts - Crude oil           $ 772      $20.02/bbl       $ 130

*Estimated fair values represent the amount United would pay/receive on September 30, 1999 to terminate the contracts.






                       PART II.  OTHER INFORMATION
                       ---------------------------

Item 5.  Other Information.
------   -----------------

         On September 23, 1999, the Board of Directors of UAL Corporation approved an amendment to the by-laws of UAL Corporation, to require advance notice if a stockholder wishes to propose business or nominate a public director at the annual meeting of stockholders. The by-laws now provide that a stockholder of record may propose business for the annual meeting of stockholders, if the stockholder has given written notice to the Secretary not less than 120 days prior to the first anniversary of the preceding year's annual meeting of stockholders.
         The notice must include the proposed business and certain other information required by the by-laws, such as name, address, and share holdings. No business proposed by a stockholder can be transacted at the annual meeting of stockholders unless the notice satisfies the requirements of the by-laws.

         A common stockholder of record may nominate candidates for election as public directors to the Board of Directors at the annual meeting of stockholders by giving written notice to the Secretary. The notice must be received not later than 120 days prior to the first anniversary of the preceding year's annual meeting of stockholders, or with respect to a special meeting, not later than the close of business on the tenth (10th) day following the day on which notice of the date of the stockholders' meeting was mailed or public disclosure of the date of the stockholders' meeting was made, whichever first occurs. The notice of nomination must contain the information required by the by-laws. No nomination by a stockholder will be considered unless the notice satisfies the requirements of the by-laws.

         Accordingly, in order for a stockholder of record to propose business or nominate a public director at the year 2000 annual meeting of stockholders, proper notice must be submitted no later than January 19, 2000. If a stockholder of record wishes to submit a proposal for inclusion in the Company's proxy statement and proxy card for the year 2000 annual meeting, the proposal must be submitted no later than November 23, 1999 and comply with the SEC rules. Proposals must be submitted to the Secretary, Francesca M. Maher, UAL Corporation, P.O. Box 66919, Chicago, Illinois 60666. The amended and restated by-laws of UAL Corporation are attached to this Form 10-Q as Exhibit 3.2.


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a) Exhibits

             A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

         (b) Form 8-K dated July 21, 1999, to report a cautionary statement for purposes of the "Safe Harbor for Forward-Looking Statements" provision of the Private Securities Litigation Reform Act of 1995.


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




Dated:  November 11, 1999



                          Exhibit Index
                          -------------


Exhibit No.                    Description
----------                     -----------

3.2            By-laws of UAL Corporation

10.1           Form of Restricted Stock Agreement, dated as of
               July 13, 1999, between UAL Corporation and each of Rono Dutta, Douglas A. Hacker, and Andrew P. Studdert

10.2           Letter Agreement No. 6-1162-BRB-400 to the
               Agreement dated December 18, 1990 between Boeing and United Air Lines, Inc. ("United") (and United Worldwide Corporation) for acquisition of Boeing 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's
               Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's
               Form 10-Q for the quarter ended June 30, 1993, (ii)
               Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 1993, (iii) Exhibit 10.14 to UAL's
               Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits 10.27 and 10.28 to UAL's Form 10-K for the year ended December 31, 1994, (v) Exhibits 10.2 and
               10.3 to UAL's Form 10-Q for the quarter ended March 31, 1995, (vi) Exhibits 10.4, through 10.6 to UAL's Form 10-Q for the quarter ended June 30, 1995, (vii) Exhibits
               10.37 through 10.40 to UAL's Form 10-K for the year ended December 31, 1995, (viii) Exhibits 10.9 through
               10.12 and 10.17 through 10.19 to UAL's Form 10-Q for the quarter ended June 30, 1996, (ix) Exhibits 10.38 through 10.43 to UAL's Form 10-K for the year ended December 31, 1998, and (x) Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference)). (Exhibit 10.2 hereto is filed with a request for confidential treatment of certain portions thereof.)

12             Computation of Ratio of Earnings to Fixed Charges

12.1 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

27             Financial Data Schedule