Form 10-K405
period 1999-12-31
UAL CORP /DE/
filed 2000-03-14
CIK 100517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
                                 OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________

Commission File No. 1-6033

                           UAL CORPORATION
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Delaware                         36-2675207
 ------------------------------           -------------------
(State or other jurisdiction of            (IRS Employer
 incorporation or organization)           Identification No.)

Location: 1200 East Algonquin Road, Elk Grove Township, Illinois 60007
Mailing Address: P. O. Box 66919, Chicago, Illinois              60666
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $2,396,398,415 as of March 1, 2000. The number of shares of common stock outstanding as of March 1, 2000 was 49,792,290.

                 Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2000.


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

     The Company is a holding company and its principal subsidiary is United Air Lines, Inc., a Delaware corporation ("United"), which is wholly owned. United accounted for virtually all of the Company's revenues and expenses in 1999. United is a major commercial air transportation company, engaged in the transportation of persons, property and mail throughout the United States and abroad.

Airline Operations
------------------

     During 1999, United carried, on average, more than 243,000 passengers per day and flew more than 125 billion revenue passenger miles. It is the world's largest airline as measured by revenue passenger miles flown, providing passenger service in 26 countries.

     United operates a global network, which encompasses major cities such as Chicago, Denver, Los Angeles, New York, Miami, San Francisco, Washington-Dulles, D.C., in the U.S., and Buenos Aires, Frankfurt, Hong Kong, London, Mexico City, Paris, Sao Paulo, Sydney and Tokyo in the international markets. United's network, supplemented with strategic airline alliances, provides comprehensive transportation service within North America (the domestic segment), within Latin America, Europe, and the Pacific (the international segment), and between these two segments. Operating revenues attributed to United's North America segment were approximately $12.5 billion in 1999, $12.0 billion in 1998, and $11.2 billion in 1997. Operating revenues attributed to United's international segment were approximately $5.5 billion in 1999, $5.5 billion in 1998, and $6.1 billion in 1997.

     Since October 1994, United has operated a service, United Shuttle(R),within its domestic segment. This service is designed to provide both affordable and profitable air service in highly competitive markets, as well as critical feed traffic. United Shuttle is principally concentrated on the West Coast and in Denver. United Shuttle offers approximately 500 daily flights on 30 routes among 22 cities in the western United States.

     Pacific. Via its Tokyo hub, United provides passenger service between its U.S. gateway cities (Chicago, Honolulu, Los Angeles, New York, San Francisco and Seattle) and the Asian cities of Bangkok, Beijing, Hong Kong, Seoul, Shanghai and Singapore. United also provides nonstop service between Hong Kong and each of Chicago, Los Angeles, San Francisco, Singapore, and Tokyo; between San Francisco and each of Osaka, Sydney and Taipei; and between Los Angeles and each of Auckland, Melbourne and Sydney. In February 2000, United replaced its intra-Asian service between Hong Kong and Bangkok with service between Hong Kong and Singapore. A U.S. - China agreement in 1999 granted United new route authorities, allowing United its first-ever non-stop flights to China. In April 2000, United plans to add non-stop service between San Francisco and Shanghai and, in June 2000, Beijing, replacing Tokyo - Beijing service. United will also add non-stop service between San Francisco and Seoul, Korea in April 2000.

     The air services agreement between the U.S. and Japan provides an unlimited number of frequencies to certain carriers, including United. United also holds significant traffic rights beyond Japan. These rights will allow United to add service from Japan to other Asian points as regulatory, competitive and economic conditions warrant.

     In 1999, United was the leading U.S. carrier in the Pacific in terms of transpacific available seat miles. United's Pacific operations accounted for 14.9 % of United's revenues in 1999.

     Atlantic. Washington-Dulles is United's primary gateway to Europe, serving Amsterdam, Brussels, Frankfurt, London, Milan, Munich, and Paris. United also provides nonstop passenger service between six other U.S. cities and London, as well as service between London and each of Brussels and Amsterdam; nonstop service between Paris and each of Chicago and San Francisco; and nonstop service between Chicago and each of Dusseldorf and Frankfurt. New nonstop service between Los Angeles and Paris will begin in April 2000, and new service between San Francisco and Frankfurt will begin in June 2000. In 1999, United's Atlantic operations accounted for 10.9 % of United's revenues.

     The European Commission's ("EC") investigation into transatlantic alliances, such as the alliance between United, Lufthansa, and SAS, is still on-going. The former Commission team investigating the alliance proposed certain conditions, such as frequency reductions, slot forfeitures, prohibitions on combining frequent flyer programs, and restrictions on display screens of computer reservation systems, which, if implemented, could impair the efficiency of United's alliance with Lufthansa and SAS. A new EC team is now in place following the resignation en masse of the former Commission, but it has not yet given a clear indication of its current position on these alliances.

     In addition, the EC has issued a consultation paper regarding a potential comprehensive passengers' bill of rights. United has filed comments with the EC regarding the consultation paper. It is too early to determine if any regulations will result from the consultation paper, or if such regulations will have any material impact upon United.

     Latin America. During 1999, United's primary gateway was Miami, providing passenger service between Miami and each of Buenos Aires, Caracas, Lima, Montevideo (one stop), Rio de Janeiro, Santiago and Sao Paolo. United also provided service between Los Angeles and each of Guatemala City, Mexico City, and San Salvador; between New York and each of Buenos Aires, Sao Paolo, and San Juan; between Chicago and each of Buenos Aires, Mexico City, San Juan, St. Thomas, and Sao Paolo; between Mexico City and each of San Francisco and Washington Dulles; and between Washington-Dulles and St. Thomas. United also provides service between San Jose, Costa Rica and each of Mexico City and Guatemala City. New York - Caracas service was discontinued during 1999 and effective March 3, 2000, service to Lima was discontinued. In 1999, United's Latin America operations accounted for 4.4 % of United's revenues.

     Financial information relative to the Company's operating segments can be found in Note 19 to the Consolidated Financial
Statements in this Form 10-K.

     United Cargo. In 1999, United Cargo generated over $900 million in freight and mail revenue, despite the fact that during the first six months of the year, all four of its dedicated DC10-30 freighter aircraft underwent heavy maintenance visits, for an aggregate of 151 days. United continued to carry the leading market share of its largest customer, the U.S. Postal Service, of all U.S. combination carriers.

     During 1999, United Cargo introduced a premium express service, TD.Guaranteed(sm), designed to serve the growing world market for highly reliable, time definite shipments. A United Cargo website was also launched, providing among other things immediate access to flight information, booking capability, real-time tracking, and tracing updates. Over the next three years, significant investments to upgrade cargo facilities, both domestically and internationally, are expected to be made, such as new facilities in Los Angeles and Miami to support growing cargo activity in the Pacific and Latin America.

     United's Premier Partner(sm) Program is being enhanced for 2000 to allow for improved incentives to key freight forwarders. The Premier Partner program offers select freight forwarders preferred handling of cargo shipments, and provides recognition and rewards for their loyalty. The goal is to develop a partnership with these customers, while increasing the revenue they generate.

     Fuel. Changes in fuel prices are industry-wide occurrences that benefit or harm United's competitors as well as United, although fuel-hedging activities may affect the degree to which fuel-price changes affect individual companies. To assure adequate supplies of fuel and to provide a measure of control over fuel costs, United ships fuel on major pipelines and stores fuel close to its major hub locations.

     United's results of operations are significantly affected by the price and availability of jet fuel. It is estimated that, absent hedging, every $.01 change in the average annual price-per-gallon of jet fuel causes a change of approximately $31 million in United's annual fuel costs. The average price per gallon of jet fuel in 1999 decreased 2%, as compared to the previous year. But in 2000, fuel costs have been rising sharply, prompting airlines, United included, to impose a fuel surcharge on the price of passenger tickets.

     The impact of rising fuel costs is somewhat tempered by United's fuel hedging program. United pursues an options based strategy in which the upside is retained while the downside is eliminated. At the end of 1999, 75% of United's fuel exposure was hedged, but the goal is for fuel exposure in 2000 to be 100% hedged by the end of the first quarter.

     Insurance. United carries liability insurance of a type customary in the air transportation industry, in amounts which it deems adequate, covering passenger liability, public liability and property damage liability. The amount recoverable by United under aircraft-hull insurance covering all damage to its aircraft is not subject to any deductible amount in the event of a total loss.


Marketing Strategy
------------------

     Besides offering convenient scheduling throughout its domestic and international segments, United seeks to attract high yield customers and create customer preference by providing a comprehensive network, an attractive frequent-flyer program, and enhanced service initiatives.

     Alliances. United has formed bilateral alliances with other airlines to provide its customers more choices and to participate worldwide in markets that it cannot serve directly for commercial or governmental reasons. An alliance is a collaborative marketing arrangement between carriers which can include joint frequent flyer participation, code-sharing of flight operations, coordination of reservations, baggage handling, and flight schedules, and other resource sharing activities. "Code-sharing" is an agreement under which a carrier's flights can be marketed under the two-letter airline designator code of another carrier. Through an alliance, carriers can provide their customers a seamless global travel network
under their own airline code.   United now participates in a
multilateral alliance, the Star Alliance(TM).

     The Star Alliance is an integrated worldwide transport network, which provides customers with global recognition and a wide range of other benefits. Collectively, the Star Alliance carriers served more than 792 destinations in over 112 countries during 1999. The Star Alliance should enable its member carriers to more effectively compete with other worldwide alliances.

     In addition to existing members United, Lufthansa, Air Canada, SAS, Thai Airways, and Varig, the Star Alliance welcomed several new carriers in 1999, including Air New Zealand, Ansett Australia, and All Nippon Airways. In 2000, the Star Alliance will grow to include Mexicana, Singapore Airways, the Austrian Airlines Group and British Midland. United holds integrated antitrust immunity with Lufthansa and SAS, and bilateral immunity with Air Canada.

     Other bilateral alliance air carriers include Spanair, Aeromar, ALM Antillean, Aloha, Cayman Airways, Continental Connection,
Emirates, Saudi Arabian Airlines, and TW Express.

     In addition, United has a marketing program in North America known as the United Expressr, under which independent regional carriers, utilizing turboprop equipment and regional jets, feed United's major airports and international gateways. The carriers in the United Express program provide service to United at 182 airports.

     Frequent Flyer Program. United established the Mileage Plus(R) frequent flyer program to develop and retain passenger loyalty by offering awards and services to frequent travelers. Over 38 million members have enrolled in Mileage Plus since it was started in 1981. Mileage Plus members earn mileage credit for flights on United, United Shuttle, United Express, the Star Alliance carriers and certain other airlines which participate in the program. Miles can also be earned by utilizing the goods and services of other program participants, such as hotels, car rental companies, bank credit card issuers, and a variety of other businesses. Mileage credits can be redeemed for free, discounted or upgraded travel awards on United and other participating airlines, or, to a limited extent, other travel and non-travel industry awards.

     Travel awards can be redeemed at the "Standard" level for any unsold seat on any United flight to every destination served by United. Redemption at the "Saver" award level, however, is restricted with blackout dates and capacity controlled inventory, thereby limiting the use of Saver awards on certain flights.

     When a travel award level is attained, liability is recorded for the incremental costs of providing travel, based on expected redemptions. United's incremental costs include the additional costs of providing service to the award recipient, such as fuel, meal, personnel and ticketing costs, for what would otherwise be a vacant seat. The incremental costs do not include any contribution to overhead or profit.

     In August 1999, the Mileage Plus program changed its mileage expiration policy so that miles will no longer expire, provided a member earns or redeems any amount of miles at least once every 36 months. At December 31, 1999, the estimated number of outstanding awards was approximately 7.0 million, as compared with 6.1 million at the end of the prior year. United estimates that 5.8 million of such awards will ultimately be redeemed and, accordingly, has recorded a liability amounting to $175 million. Based on historical data, the difference between the awards expected to be redeemed and the total awards outstanding arises because: (1) some awards will never be redeemed, (2) some will be redeemed for non-travel benefits, and (3) some will be redeemed on partner carriers.

     In 1999, 2.24 million Mileage Plus travel awards were used on United. This number represents the number of free awards actually flown in 1999 and not the number of seats that were allocated to award travel. In 1998, 2.13 million awards were used, while 1.82 million awards were used in 1997. Such awards represented 8.7% of United's total revenue passenger miles in 1999, 8.6% in 1998, and 7.7% in 1997. These low percentages, as well as passengers' preference for the more restricted Saver awards, keep displacement, if any, of revenue passengers by users of Mileage Plus awards to a minimum. Free award seats flown on United represent 66% of the total awards issued of which 83% are used for travel within the U.S. and Canada. In addition to the awards issued for travel on United, approximately 10% of the total awards issued are used for travel on partner airlines.

     Economy Plus(sm). United announced in August 1999 the reconfiguration of the first six to eleven rows of the United Economy cabins in its aircraft serving the domestic market, thereby providing four to five additional inches of legroom for customers sitting in the reconfigured rows. The number of seats in Economy Plus varies depending on the aircraft type. This initiative is designed to serve as recognition for United's Premier(R) frequent-flyer and full-fare United Economy customers, many of whom often travel in the United Economy cabin, and to increase their satisfaction with United.
United is the first U.S. airline to offer additional legroom to its domestic customers. Approximately 450 aircraft will have been reconfigured with Economy Plus by March 2000.

     Electronic Commerce. While airlines continue to use computer reservation systems ("CRS") to book travel, the cost conscious leisure passengers, as well as the mid-market and corporate consumers, are increasingly turning to online avenues to meet their travel needs. Hence, United, as well as the airline industry in general, is using e-commerce to strengthen and enhance its market position. United added websites to capture new market segments, while reducing the cost of booking transportation. United continued to build its internet network in 1999 by establishing and/or expanding its partnerships with companies such as GetThere.com, BuyTravel.com, and Priceline.com. United also announced in November 1999 that it had formed a partnership with other major U.S. air carriers to form a new independently owned travel website, which will be the first multi-airline travel portal.

     On January 13, 2000, United unveiled plans to launch an e-commerce subsidiary that will be dedicated to maximizing the sale of travel products over the Internet and Internet enabled-devices. By dedicating resources and employees to e-commerce, United expects the new e-commerce enterprise to focus on managing and growing its suite of customer-focused e-commerce and e-service products. An e-commerce division, consisting of a cross-functional team of nearly 70 employees from United's marketing and technical disciplines, was initially created; ultimately, this group will be transferred to the new subsidiary. This e-commerce unit will use technology and the Internet to develop and increase lower-cost distribution channels and to develop new customer interfaces for the purpose of enhancing customer service opportunities. By establishing the e-commerce unit now, United will be in a better position to further capitalize on distribution cost savings and to enhance its value proposition to its customers.

     Our United Commitment(sm). To renew its commitment to improve key areas of customer satisfaction and as part of an industry-wide, voluntary initiative, United unveiled its comprehensive customer service plan, Our United Commitment, in September 1999. Our United Commitment addresses issues identified by United's frequent flyer customers as being most important to them, such as improved communication, increased information throughout the travel experience, more efficient baggage handling and greater responsiveness to customer inquiries. United began deploying Our United Commitment in December 1999 after training nearly 24,000 customer service agents, reservation agents and United Express partners on the implementation of the plan. The company plans to train all employees who directly work with customers.


Industry Conditions
-------------------

     Seasonality. Air travel business is subject to seasonal fluctuations. United's first- and fourth-quarter results normally are affected by reduced travel demand in the fall and winter, and United's operations are often affected adversely by winter weather. Thus, operating results for the Company are generally better in the second and third quarters. The fourth quarter of 1999 was also adversely affected by world-wide public fear of the potentially adverse impact of the "Y2K" problem on flight- related computer systems.

     Competition. The airline industry is highly competitive. In domestic markets, new and existing carriers are free to initiate service on any route. United's domestic competitors include all of the other major U.S. airlines as well as regional carriers, some of which have lower cost structures than United.

     In its international service, United competes not only with U.S. carriers but also with foreign carriers, including national flag carriers, which in certain instances enjoy forms of governmental support not available to U.S. carriers. Competition on certain international routes is subject to varying degrees of governmental regulations (see "Government Regulation"). United has advantages over foreign air carriers in the United States because of its ability to generate U.S. origin-destination traffic from its integrated domestic route systems, and because foreign carriers are prohibited by U.S. law from carrying local passengers between two points (known as cabotage) in the United States. United experiences comparable restrictions in foreign countries.

     In addition, U.S. carriers are often constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments. To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements which allow the carriers to provide feed to each others' flights. (See "Marketing Strategy - Alliances")

     In 1998, the U.S. Department of Transportation (DOT) proposed its "Statement of Enforcement Policy Regarding Unfair and Exclusionary Conduct." This proposal (Competition Guidelines) was in response to alleged high airfares and complaints of predatory activities by major carriers against new entrants. Competition Guidelines would have injected government regulation into carrier decisions on pricing and capacity. With Congressional and Presidential elections slated for November of 2000, it is unclear whether the DOT will issue final guidelines in 2000 because of their controversial nature.

     Distribution Channels. The overwhelming majority of United's airline inventory continues to be distributed through the traditional channels of travel agencies and computer reservation systems (CRS). United's Apollo reservation system is hosted by Galileo International, a CRS in which United holds approximately a 15% equity interest. In December 1999, United and Galileo signed a new five year agreement which provides, among other things, for joint sales force initiatives, extension of the hosting of United's reservation system, and significant increases in Galileo resources dedicated to supporting the hosted services.

     In recent years, the airline industry has initiated cuts in travel agency commissions in an effort to control distribution costs. In October 1999, United prompted a restructuring of base travel agency commissions for tickets purchased in the U.S. and Canada for all domestic and international travel by reducing the commission rate to 5% and capping commissions at $50 for domestic travel and $100 for international travel.

     The use of electronic distribution systems also provides an important tool for lowering costs and expanding United's reach to potential customers. (See "Marketing Strategy -- Electronic
Commerce.")


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

     United's operations require licenses issued by the aviation authorities of the foreign countries that United serves. Foreign aviation authorities may from time to time impose a greater degree of economic regulation than exists with respect to United's domestic operations. United's ability to serve some international markets and its expansion into many of these markets are presently restricted by lack of aviation agreements to allow such service or, in some cases, by the restrictive terms of such agreements.

     In connection with its international services, United is required to make regular filings with the DOT and to observe tariffs establishing the fares charged and the rules governing the transportation provided. In certain cases, fares and schedules require the approval of the relevant foreign governments. Shifts in United States or foreign government aviation policies can lead to the alteration or termination of existing air service agreements between the U.S. and other governments, and could diminish the value of United's international route authority. United's operating rights under the air services agreements may not be preservable in such cases.

     Airport Access. Take-off and landing rights ("slots") at Chicago O'Hare International, New York John F. Kennedy International, New York LaGuardia and Washington Reagan National airports are limited by the "high density traffic rule." Under this rule, slots may be bought, sold or traded. The DOT, however, can require carriers to relinquish slots for reallocation if they fail to meet certain minimum-use standards.

     For the past few years, the DOT has been confiscating slots from incumbent carriers at Chicago O'Hare, including United, to provide more opportunities for foreign carriers. United holds a sufficient number of slots at airports subject to the high-density rule, but its ability to expand could be constrained if sufficient additional slots are not available on satisfactory terms.

     Throughout 1999, negotiations continued in Congress over legislation to lift the high density rule at Chicago O'Hare and New York City's LaGuardia and JFK airports. The proposed legislation calls for the abolishment of the rule at O'Hare by 2002 and by 2007 for the New York City airports. In the interim, slot exemptions would be available to new entrants and carriers providing service to small and non-hub airports. On March 5, 2000, Congressional negotiators from the House and Senate announced an agreement to eliminate the high density rule. If the agreed legislation is enacted, exemptions to the rule for some international flights and service to smaller communities could be in place as early as May 2000.

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

     The DOT announced in 1999 a new plan to require U.S. carriers to establish DOT approved programs for auditing the safety and security of their foreign code-share partners. The DOT has yet to announce details of the program, but at a minimum, the program will require compliance with the standards of the International Civil Aviation Organization (ICAO). Safety audits must be conducted on both prospective and on-going code-share partners. The FAA will review the audits and make recommendations to the DOT. The Air Transport Association, an industry organization to which United belongs, and the DOT have signed a Memorandum of Understanding, setting out procedures for auditing the safety of code-share partners that carry Department of Defense personnel. These procedures may be a starting point for auditing foreign code-share partners under the new DOT regime.

     Environmental Regulations. By December 31, 1999, United met Stage 3 requirements by retiring some Stage 2 aircraft and replacing them with newer Stage 3 aircraft, and by retrofitting the remaining Stage 2 aircraft with special equipment (known in the industry as "hushkits") or by restricting their takeoff gross weight. The cost to do so has been minimal as most of the hushkits were acquired through an exchange program with Federal Express.

     United operates a number of underground and above-ground storage tanks throughout its system. They are used for the storage of fuels and deicing fluids. United has been identified as a potentially responsible party in some state and federal recovery actions involving soil and ground water contamination. The Company has been working with the relevant government agencies to resolve the issues and believes they will be resolved without material adverse effect on the Company.

     Other Government Matters. Other federal agencies with jurisdiction over certain aspects of United's operations include the Department of Justice (Antitrust Division and Immigration and Naturalization Service); the Equal Employment Opportunity Commission; the Department of Labor (Occupational Safety and Health Administration, and Office of Federal Contract Compliance Programs of the Employment Standards Administration); the National Mediation Board; the National Transportation Safety Board; the Treasury Department (U.S. Customs Service, the Bureau of Alcohol, Tobacco, and Firearms, and the Internal Revenue Service); the Federal Communications Commission (use of radio facilities by aircraft); and the United States Postal Service (carriage of domestic and international mail). United is also subject to varying degrees of regulation by foreign governments. In time of war or certain other national emergencies, the U.S. government may require United to provide airlift services under the Civil Reserve Air Fleet Program.


Employees - Labor Matters
-------------------------

     At December 31, 1999, the Company and its subsidiaries had more than 100,000 employees. Approximately 79 % of United's employees are represented by various labor organizations.

     The employee groups, number of employees, labor organization and current contract status for each of United's major collective bargaining groups as of December 31, 1999 are as follows:

                              Number of                    Contract Open
       Employee Group         Employees      Union         for Amendment
       --------------         ---------      -----         -------------

       Pilots                 9,612          ALPA          April 12, 2000
       Flight Attendants      23,578         AFA           March 1, 2006
       Mechanics              12,881         IAM           July  12, 2000
       Ramp & Cabin
       Service                13,335         IAM           July  12, 2000
       Passenger Service      19,950         IAM           July  12, 2000


Corporate Governance and the ESOPs
----------------------------------

     Background. In July 1994, the stockholders of UAL approved a plan of recapitalization that provided an approximately 55% equity and voting interest in UAL to certain employees of United, in exchange for wage concessions and work-rule changes. The employees' equity interest is being allocated to individual employee accounts through the year 2000 under Employee Stock Ownership Plans ("ESOPs") which were created as part of the recapitalization. The entire ESOP voting interest is voted by the ESOP trustee at the direction of, and on behalf of, the employees participating in the ESOPs.

     As part of the recapitalization, the Company's stockholders approved an elaborate governance structure, which is contained principally in the Company's Restated Certificate of Incorporation ("UAL Charter") and the ESOPs. Among other matters, the UAL Charter provides that the Company's Board of Directors is to consist of five public directors, four independent directors, and three employee directors who are appointed by different classes of stockholders. (See the Company's Proxy Statement for its Annual Meeting of Shareholders for information concerning the processes for electing the directors and for Board committee requirements.) A number of special shareholder and Board voting requirements were also established, as summarized below.

     Special Voting. In specified circumstances ("Extraordinary Matters"), actions by UAL or United require approval of either (a) 75% of the entire Board, including at least one union director, or (b) 75% of the voting stock present at a stockholder meeting. "Extraordinary Matters" include certain business transactions outside the ordinary course of business, significant asset dispositions, and most issuances of equity securities. Most issuances of equity securities are also subject to a first refusal agreement in favor of employees participating in the ESOPs.

     Other special voting requirements apply to amendments to the UAL Charter and certain bylaws, repurchases of common stock, stock sales to employee benefit plans, and business transactions with labor.

     In the case of a merger or Control Transaction (defined below) that involves an Uninstructed Trustee Action (defined below), any required stockholder approval must also include at least a majority of the votes represented by all outstanding shares of the Director Preferred Stocks (defined below), the Common Stock and such other classes and series of stock that vote together with the Common Stock as a single class ("Single Class Voting").

     "Sunset." The Voting Preferred Stock (see Item 8, Note 13, to Consolidated Financial Statements) outstanding at any time commands voting power for approximately 55% of the vote of all classes of capital stock in all matters requiring a stockholder vote, other than the election of members of the Board of Directors. The Voting Preferred Stock will generally continue to represent approximately 55% of the aggregate voting power until Sunset, even though the Common Stock issuable upon conversion of the ESOP stock may represent less than 55% of the fully diluted Common Stock of the Company. Sunset will occur when the common shares issuable upon conversion of Class 1 and Class 2 ESOP Preferred Stock (see Item 8, Note 13, to the Consolidated Financial Statements), plus any common equity (generally common stock issued or issuable at the time of the recapitalization) held by any other Company sponsored employee benefit plans, plus any available unissued ESOP shares held in the ESOPs, equal, in the aggregate, less than 20% of the common equity and available unissued ESOP shares of the Company.

     At Sunset, the UAL Charter provides that the unique governance and voting provisions will expire, except that (i) employee group representatives can be expected to continue to have the right to elect three directors indefinitely and (ii) as discussed below, the voting rights of Director Preferred Stock may continue until July 12, 2010 if Sunset occurs for specified reasons prior to that date. For purposes of measuring the Sunset, employee ownership was approximately 64.41% at December 31, 1999.

     Control Transactions. A "Control Transaction" is a tender or exchange offer, or other opportunity to dispose of or convert at least 3% of UAL common stock, preferred stock convertible into common stock, and Voting Preferred Stocks, or any transaction or series of related transactions in which any person or group acquires or seeks to acquire control of the Company or of all or substantially all of the assets of the Company and its subsidiaries. In a Control Transaction, ESOP participants are entitled to instruct the ESOP trustee as to whether to tender, sell, convert or otherwise dispose of shares allocated to their accounts under the ESOP, and current employees who are ESOP participants may give the same instructions for ESOP shares that have been issued, but not yet allocated to participants. Shares held by the Supplemental ESOP will be tendered or directed by the Supplemental ESOP Committee.

     ESOP Investments. The ESOP is required to be invested 100% in UAL or United common or convertible preferred stock. Limited diversification is permitted beginning in 2004. If a Control Transaction results in the sale or exchange of any shares held by the ESOPs, the proceeds will be used to acquire, to the extent possible, shares of common stock or convertible preferred stock of UAL, an affiliated company, or successor employer, that qualify as "employer securities" under Internal Revenue Code Section 409(l). The shares must be issued by a company that meets the requirements of Section 12B of the Securities Exchange Act of 1934, as amended, and, if the issuer is not UAL or United, that has a Moody's senior long-term debt rating equal to or better than UAL and United at such time. If such securities cannot be acquired, then the Company will make appropriate arrangements reasonably satisfactory to ALPA and the IAM to protect the interests of the participants.

     Uninstructed Trustee Actions. An "Uninstructed Trustee Action" refers to situations in which the ESOP trustee adopts a course of action without obtaining instructions from the ESOP participants, or disregards their instructions, including situations involving Control Transactions. Under specific circumstances, this action can cause the Voting Preferred Stocks to be converted into Common Stock, with the special voting rights of these shares transferring to the Director Preferred Stocks (defined as Class Pilot MEC, IAM, and SAM junior preferred stock -- see Item 8, Note 13, to the Consolidated Financial Statements) in the following approximate percentages: to the holder of the Class Pilot MEC Preferred Stock, 46.23%; to the holder of the Class IAM Preferred Stock, 37.13% ; and to the holders of the Class SAM Preferred Stock, 16.64%. The Director Preferred Stocks will continue to hold the Single Class Voting Rights until Sunset, or if Sunset occurs because of, or within one year of, an Uninstructed Trustee Action, until July 12, 2010.

     Uninstructed Trustee Actions that give rise to a transfer of voting rights are:

       (1) The ESOP trustee fails to solicit timely instructions or fails to act in accordance with such instructions (see below for reasons), with respect to the following:

           (a) But for the transfer of voting rights, a stockholders vote would have been sufficient to approve a merger or Control Transaction involving UAL or United, or if no vote is required, the ESOP trustee enters into a binding commitment in connection with a Control Transaction; or

           (b) the ESOP trustee disposes of 10% or more of the common equity represented by the Class 1 and Class 2 ESOP Preferred Stock (other than in connection with the usual distribution or diversification under the ESOP); and

       (2) (a) such transaction would not have been approved if the trustee had solicited and/or followed the instructions; (b) no timely solicitation of instructions occurs, and the matter would not have been approved had the ESOP trustee cast all its votes against the matter, or (c) the matter does not require a stockholder vote to approve such transaction.

An ESOP trustee's disregard of instructions gives rise to an Uninstructed Trustee Action only when the failure to follow the instructions is attributable to (1) the trustee's conclusion that its fiduciary responsibilities require the trustee to not follow the instructions or (2) the ESOP provisions relating to soliciting are unenforceable.

     This section is intended as a general summary only and is qualified in its entirety by reference to the UAL Charter, the Stockholders' Agreements, the First Refusal Agreement, the ESOPs and the other exhibits to this Form 10-K


ITEM 2.  PROPERTIES.

Flight Equipment
----------------

     As of December 31, 1999, United's operating aircraft fleet totaled 594 jet aircraft, of which 277 were owned and 317 were leased. These aircraft are listed below:


                      Average                                   Average
  Aircraft Type      No. of Seats    Owned   Leased*   Total   Age (Years)
  -------------      ------------    -----   -------   -----   -----------

  A319-100                    126       11        17      28       1
  A320-200                    144       14        42      56       4
  B727-200                    147       67         8      75      21
  B737-200                    109       24         0      24      20
  B737-300                    129       10        91     101      11
  B737-500                    112       27        30      57       7
  B747-200                    369        0         7       7      23
  B747-400                    363       22        21      43       5
  B757-200                    182       41        57      98       8
  B767-200                    168       19         0      19      17
  B767-300                    218       12        20      32       5
  B777-200                    292       22        18      40       3
  DC10-10                     287        6         1       7      25
  DC10-30                     298        0         3       3      22
  DC10-30F                    N/A        2         2       4      20

  TOTAL OPERATING
  FLEET                                277       317     594      10
                                       ===       ===     ===

    * United's aircraft leases have initial terms of 10 to 26 years, and expiration dates range from 2000 through 2020. Under the terms of leases for 310 of the aircraft in the operating fleet, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost.

     As of December 31, 1999, 52 of the 277 aircraft owned by United were encumbered under debt agreements.

     The following table sets forth United's firm aircraft orders and expected delivery schedules as of December 31, 1999:

       Aircraft Type    Number     To Be Delivered      Delivery Rate
       -------------    ------     ---------------      -------------

            A319-100        19     2000-2001            0-2 per month
            A320-200        30     2000-2001            0-3 per month
            B747-400         1     2000-2001
            B767-300         5     2000-2001            0-1 per month
            B777-200        21     2000-2002            0-2 per month

          Total             76

Ground Facilities and Equipment
-------------------------------

     United has entered into various leases relating to its use of airport-landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves. Major leases expire at Chicago O'Hare in 2018, Los Angeles in 2021, San Francisco in 2011, and Washington Dulles in 2014. United also has leased ticketing, sales and general office space in the downtown and outlying areas of most of the larger cities in its system. In suburban Chicago, United owns a 106-acre complex consisting of more than one million square feet of office space for its world headquarters, a computer facility and a training center.

     United's Maintenance Operation Center ("MOC") at San Francisco International Airport occupies 129 acres of land, three-million square feet of floor space and 12 aircraft hangar docks under a lease expiring in 2003, with an option to extend for 10 years. United's Indianapolis Maintenance Center, a major aircraft maintenance and overhaul facility, is operated under a lease with the Indianapolis Airport Authority that expires in 2031. United also has a major facility at the Oakland, California airport, dedicated to widebody airframe maintenance.

     At Denver International Airport, United operates under a lease and use agreement expiring in 2025, and occupies 48 gates and more than one million square feet of exclusive or preferential use terminal building space. United's flight training center, located at the former Stapleton International Airport, was purchased by United from the City and County of Denver and can accommodate 36 flight simulators and more than 90 computer-based training stations.


ITEM 3.  LEGAL PROCEEDINGS.


     No material legal proceedings pending.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1999.

Executive Officers of the Registrant
------------------------------------

     Information regarding the executive officers of the Company is as follows:

     James E. Goodwin. Age 55. Mr. Goodwin has been Chairman and Chief Executive Officer of the Company and United since July 1999. Prior to his current position, he was President and Chief Operating Officer of the Company and United from September 1998; from April 1995 until September 1998, he served as Senior Vice President - North America of United; and from 1992 to 1995, he served as Senior Vice President - International of United.

     Rono Dutta.  Age 48.  Mr. Dutta has been President of the
Company and United since July 1999. Prior to his current position, he had served as Senior Vice President - Planning of United since
November 1994 and became an executive officer of the Company in April
1995.

     Douglas A. Hacker. Age 44. Mr. Hacker has been Executive Vice President and Chief Financial Officer of the Company and Executive Vice President - Finance & Planning and Chief Financial Officer of United since July 1999. Prior to his current position, he had served as Senior Vice President and Chief Financial Officer for the Company and United.

     William P. Hobgood. Age 61. Mr. Hobgood has been Senior Vice President - People of United since March 1997 and Senior Vice
President of the Company since September 1999. From 1981 until joining United, he was in private practice as an attorney specializing in mediation and arbitration, including labor-management issues.

     Francesca M. Maher. Age 42. Ms. Maher has been Senior Vice President, General Counsel and Secretary of the Company and United since October 1998. From June 1997 until October 1998, she was Vice President, General Counsel and Secretary of the Company and United. From April 1993 until June 1997, she was Vice President - Law and Corporate Secretary of the Company. With respect to United, she was VP-Law, Deputy General Counsel and Corporate Secretary from October 1994 to June 1997.

     Andrew P. Studdert. Age 43. Mr. Studdert has been Executive Vice President and Chief Operating Officer of the Company and of United since July 1999. Prior to his current position, he served as Senior Vice President - Fleet Operations of United from September 1997. He served as Senior Vice President and Chief Information Officer of United from April 1995 to September 1997. Prior to joining United, he was an independent information systems consultant from July 1994 to March 1995.

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

                         High           Low
                         ----           ---
1999:
       1st quarter       $ 80 1/4       $ 57  9/16
       2nd quarter         87 3/8         60  1/16
       3rd quarter         69 3/8         58  3/16
       4th quarter         78 3/4         60  1/8

1998:
       1st quarter       $ 95 1/4       $  82
       2nd quarter         97 1/2          73 1/16
       3rd quarter         94              56
       4th quarter         70 7/8          55 1/4




     No dividends have been declared on the Company's common stock during the past five years. On November 1, 1999, the Company announced its intentions to begin a dividend program, which would include all public stockholders and ESOP participants. An amendment to the UAL Charter is necessary to allow holders of certain ESOP preferred stock to participate in any dividend on common stock in the same manner as holders of common stock. This amendment is being submitted to UAL stockholders at the annual meeting on May 18, 2000. The payment of any future dividends on the Common Stock and the amount thereof will be determined by the Board of Directors of the Company based on earnings, the financial condition of the Company and other relevant factors.

     At March 1, 2000, based on reports by the Company's transfer agent for the Common Stock, there were 13,878 common stockholders of record.

Item 6.   Selected Financial Data and Operating Statistics
          ------------------------------------------------

(In Millions, Except Per              Year Ended December 31
   Share and Rates)            1999    1998    1997    1996    1995
                               ----    ----    ----    ----    ----
Operating revenues           $18,027 $17,561 $17,378 $16,362 $14,943
Earnings before
 extraordinary item            1,238     821     958     600     378
Extraordinary loss on early
 extinguishment of debt,
 net of tax                       (3)      -      (9)    (67)    (29)
Net earnings                   1,235     821     949     533     349
Per share amounts, diluted:
 Earnings before
   extraordinary item           9.97    6.83    9.04    5.85    5.23
 Extraordinary loss on early
   extinguishment of debt      (0.03)      -   (0.09)  (0.79)  (0.41)
 Net earnings                   9.94    6.83    8.95    5.06    4.82
Total assets at year-end      20,963  18,559  15,464  12,677  11,641
Long-term debt and capital
 lease obligations, including
 current portion, and redeemable
 preferred stock               5,369   5,345   4,278   3,385   4,102

Revenue passengers                87      87      84      82      79
Revenue passenger miles      125,465 124,609 121,426 116,697 111,811
Available seat miles         176,686 174,008 169,110 162,843 158,569
Passenger load factor           71.0%   71.6%   71.8%   71.7%   70.5%
Breakeven passenger load factor 64.9%   64.9%   66.0%   66.0%   66.1%
Passenger revenue per
 passenger mile (in cents)      12.5    12.4    12.6    12.4    11.8
Operating revenue per available
 seat mile (in cents)           10.2    10.1    10.3    10.0     9.4
Operating expense per available
 seat mile (in cents)            9.4     9.2     9.5     9.3     8.9
Operating expense per available
 seat mile excluding ESOP
 charges (in cents)              9.0     8.8     8.9     8.9     8.6
Fuel gallons consumed          3,065   3,029   2,964   2,883   2,822
Average price per gallon of
 jet fuel (in cents)            57.9    59.0    69.5    72.2    59.5


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -------------------------------------------------
  This section contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified with an asterisk (*). Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could significantly impact the expected results referenced in the forward-looking statements are listed in the last paragraph of the section, "Outlook for 2000."

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

Liquidity and Capital Resources
-------------------------------
Liquidity -
      UAL's total of cash and cash equivalents and short-term investments was $689 million at December 31, 1999, compared to $815 million at December 31, 1998. Operating activities during the year generated $2.421 billion and the Company's sale of part of its investments in Galileo
International, Inc. ("Galileo") and Equant N.V. ("Equant") provided $828 million in cash proceeds (see Note 6
"Investments" in the Notes to Consolidated Financial
Statements). Cash was used primarily to fund net additions to property and equipment.

      Property additions, including aircraft, aircraft spare parts, facilities and ground equipment, amounted to $2.389 billion, while property dispositions resulted in proceeds of $154 million. In 1999, United took delivery of eight A319, five A320, seven B747, two B757, five B767 and six B777 aircraft. Twenty-one of these aircraft were purchased and twelve were acquired under capital leases. In addition, United acquired two B727 aircraft off-lease during 1999 and retired ten DC10 and six B747 aircraft.

      During 1999, the Company made payments of $261 million for the repurchase of 3.8 million shares of common stock.
In January 2000, the Company completed its $300 million 1999 stock repurchase program after acquiring a total of 4.4 million shares. Financing activities also included principal payments under debt and capital lease obligations of $513 million and $248 million, respectively. Additionally, the Company issued, and subsequently retired, $286 million in debt to finance the acquisition of aircraft.

      Included in cash and cash equivalents at December 31, 1999 were $89 million of securities held by third parties under securities lending agreements, as well as collateral in the amount of 102% of the value of the securities lent.
United is obligated to reacquire the securities at the end of the contract.

      As of December 31, 1999, UAL had a working capital deficit of $2.476 billion as compared to $2.760 billion at December 31, 1998. Historically, UAL has operated with a working capital deficit and, as in the past, UAL expects to meet all of its obligations as they become due. In addition, UAL may from time to time repurchase on the open market, in privately negotiated purchases or otherwise, its debt and equity securities.

      United has available approximately $1.7 billion in short-term revolving credit facilities, as well as a separate $227 million short-term borrowing facility, as described in Note 8 "Short-Term Borrowings" in the Notes to Consolidated Financial Statements.

      Prior Years. Operating activities in 1998 generated cash flows of $3.194 billion. Cash was used primarily to fund net additions to property and equipment of $2.380 billion and to repurchase common stock in the amount of $459 million. Financing activities also included repayments of long-term debt totaling $271 million and payments under capital leases of $322 million, as well as aircraft lease deposits of $154 million. Additionally, the Company issued $928 million in debt and used part of the proceeds to purchase $693 million in equipment certificates under Company operating leases.

      Operating activities in 1997 generated cash flows of $2.567 billion and the Company's sale of its interest in the Apollo Travel Services Partnership ("ATS") provided $539 million in cash proceeds. Cash was used primarily to fund net additions to property and equipment of $2.729 billion and to repurchase common stock in the amount of $250 million. Financing activities included the early extinguishment of $151 million in principal amount of various debt securities, mandatory repayments of long-term debt totaling $150 million and payments under capital leases of $147 million. In addition, the Company made payments of $112 million in aircraft lease deposits and issued $597 million of enhanced pass through certificates.

Capital Commitments -
      At December 31, 1999, commitments for the purchase of property and equipment, principally aircraft, approximated
$4.4 billion, after deducting advance payments. Of this amount, an estimated $2.0 billion is due to be spent in 2000. For further details, see Note 18 "Commitments,
Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements.

Capital Resources -
      Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, external financing arrangements or other external sources.

      At December 31, 1999, United's senior unsecured debt was rated BB+ by Standard and Poor's ("S & P") and Baa3 by
Moody's Investors Service Inc. ("Moody's"). UAL's Series B preferred stock and redeemable preferred securities were rated B+ by S & P and Ba3 by Moody's.

Results of Operations
---------------------
Summary of Results -
      UAL's earnings from operations were $1.391 billion in 1999, compared to operating earnings of $1.478 billion in 1998. UAL's net earnings in 1999 were $1.235 billion ($9.94 per share, diluted), compared to net earnings of $821 million in 1998 ($6.83 per share, diluted).

      The 1999 earnings include an extraordinary loss of $3 million, after tax, on early extinguishment of debt and an after-tax gain on the sale of certain of the Company's investments as described in Note 6 "Investments" in the Notes to Consolidated Financial Statements of $468 million
($4.19 per share, diluted), as well as a one-time after-tax charge of $11 million associated with the write-down of two non-operating B747-200 aircraft ($0.09 per share, diluted).

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

                             December 31, 1999        December 31, 1998
                             -----------------        -----------------
                            GAAP         Fully       GAAP          Fully
                         (diluted)    Distributed  (diluted)    Distributed
                         ---------    -----------  ---------    -----------
Net Income (in millions)  $ 1,235       $ 1,665     $  821        $ 1,308
Per Share:
 Earnings before B747 write-
  down, gains on sales and
  extraordinary loss      $  5.87       $ 10.06     $ 6.83        $ 10.24
 B747 write-down            (0.09)        (0.08)         -              -
 Gains on sales, net         4.19          3.75          -              -
 Extraordinary loss, net    (0.03)        (0.02)         -              -
                           ------        ------      -----         ------
                          $  9.94       $ 13.71     $ 6.83        $ 10.24
                           ======        ======      =====         ======

      The current relationship of earnings and earnings per share as computed on a GAAP basis versus a Fully Distributed basis may not be representative of the relationship in future periods because of various factors. These factors include: the dependence of ESOP compensation expense on the common stock price; trends and commitments with respect to wages; and the increasing number of shares assumed outstanding under the GAAP basis during the remainder of the ESOP period. During the year 2000, the shares assumed outstanding under the GAAP basis will approach the number of shares assumed outstanding under the Fully Distributed basis.

1999 Compared with 1998 -
-----------------------
      Operating Revenues. Operating revenues increased $466 million (3%) and United's revenue per available seat mile (unit revenue) increased 1% to 10.17 cents. Passenger revenues increased $264 million (2%) due to a 1% increase in United's revenue passenger miles and a 1% increase in yield to 12.48 cents. Available seat miles across the system were up 2% year over year; however, passenger load factor decreased 0.6 points to 71.0% as traffic only increased 1% system-wide. The following analysis by market is based on information reported to the U.S. Department of
Transportation:

                                   Increase (Decrease)
                                   -------------------
                     Available         Revenue      Revenue Per Revenue
                     Seat Miles    Passenger Miles     Passenger Mile
                     (Capacity)       (Traffic)            (Yield)
                     ----------    ---------------  -------------------
Domestic                 4%               2%                  1%
Pacific                (12%)            (11%)                 3%
Atlantic                14%              14%                 (7%)
Latin America           (7%)             (3%)                (3%)
   System                2%               1%                  1%

      Pacific yields improved as the Asian economies continue to recover. Yields in other international markets have been impacted by a negative pricing environment resulting from excess industry capacity.

      Cargo revenues decreased $7 million (1%) despite increased freight ton miles of 5%, as a 4% decline in freight yield combined with a 3% decline in mail yield. Other operating revenues increased $209 million (19%) due to increases in frequent flyer program partner related revenues, fuel sales to third parties and additional revenue related to the Galileo services agreement (see Note 6 "Investments" in the Notes to Consolidated Financial Statements).

      Operating Expenses. Operating expenses increased $553 million (3%) and United's cost per available seat mile increased 2% from 9.24 to 9.41 cents, including ESOP compensation expense. Excluding ESOP compensation expense, United's 1999 cost per available seat mile would have been
8.98 cents, an increase of 3% from 1998. ESOP compensation expense decreased $73 million (9%), reflecting the decrease in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's lower common stock price. Salaries and related costs increased $329 million (6%) as a result of increased staffing in customer-contact positions, as well as salary increases for most labor groups which took effect July 1, 1998. Commissions decreased $186 million (14%) due to a change in the commission structure implemented in the third quarter 1998 as well as a slight decrease in commissionable revenues. In addition, in October 1999, the Company reduced the base commissions for tickets purchased in the U.S. and Canada to 5%, subject to roundtrip caps of $50 domestic and $100 international. Purchased services increased $70 million (5%) due to increases in computer reservations fees and year 2000-related expenses. Depreciation and amortization increased $74 million (9%) due to an increase in the number of owned aircraft and losses on disposition of aircraft partially offset by changes in depreciable lives of certain aircraft. In addition, during the fourth quarter, United wrote-down two non-operating B747-200 aircraft to net realizable value. Aircraft maintenance increased $65 million (10%) due to in increase in heavy maintenance visits. Other operating expenses increased $235 million (11%) primarily due to costs associated with fuel sales to third parties.

      Other Income and Expense. Other income (expense) amounted to $551 million in income in 1999 compared to $222 million in expense in 1998. Interest capitalized, primarily on aircraft advance payments, decreased $30 million (29%). Interest income increased $9 million (15%) due to higher investment balances. In addition, 1999 included a $669 million gain on the sale of Galileo stock and a $62 million gain on the sale of Equant stock.

1998 Compared with 1997 -
-----------------------
      Operating Revenues. Operating revenues increased $183 million (1%) while United's revenue per available seat mile (unit revenue) decreased 2% to 10.07 cents. Passenger revenues increased $178 million (1%) due to a 3% increase in United's revenue passenger miles despite a 1% decrease in yield from 12.55 to 12.36 cents. Available seat miles across the system were up 3% year over year; however, passenger load factor decreased 0.2 point to 71.6%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

                                   Increase (Decrease)
                                   -------------------
                     Available         Revenue      Revenue Per Revenue
                     Seat Miles    Passenger Miles     Passenger Mile
                     (Capacity)       (Traffic)            (Yield)
                     ----------    ---------------  -------------------
Domestic                 4%               5%                   2%
Pacific                 (9%)            (10%)                (13%)
Atlantic                15%              11%                  (3%)
Latin America           17%               9%                  (8%)
   System                3%               3%                  (1%)

      Pacific yields were negatively impacted by the weakness of the Japanese yen compared to the dollar during the first nine months of 1998, and the continued effects of the Asian economic turmoil on demand for travel. Yields in other international markets were impacted by a negative pricing environment resulting from excess industry capacity and weakened economies.

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

      Operating Expenses. Operating expenses decreased $36 million (0.2%) and United's cost per available seat mile including ESOP compensation expense decreased 3%, from 9.53 cents to 9.24 cents. Without the ESOP compensation expense, United's cost per available seat mile would have been 8.76 cents, a decrease of 2% from 1997. ESOP compensation expense decreased $158 million (16%) reflecting the decrease in the estimated average fair value of stock committed to the Supplemental ESOP due to UAL's lower common stock price. Purchased services increased $220 million (17%) due to increases in computer reservations fees, credit card discounts, communications expense and year 2000-related spending. Depreciation and amortization increased $69 million (10%) due to an increase in the number of owned aircraft and an $11 million decrease in gains on asset sales, from $23 million in 1997 to $12 million in 1998. Salaries and related costs increased $323 million (6%) due to two mid-term wage adjustments for ESOP participants which took place in July of 1998 and 1997 and increased staffing in customer-contact positions. Aircraft fuel decreased $273 million (13%) as a result of a 15% decrease in the average cost of fuel from 69.5 cents to 59.0 cents a gallon. Commissions decreased $183 million (12%) due to a change in the commission structure implemented in the third quarter of 1997 as well as a slight decrease in commissionable revenues. Aircraft rent decreased $49 million (5%) as a result of refinancing aircraft under operating lease.

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

Other Information
-----------------
Labor Agreements and Wage Adjustments -
      On May 27, 1999, United's public contact employees (primarily customer service and reservations sales and service representatives) ratified the tentative agreement between the Company and the International Association of Machinists and Aerospace Workers ("IAM"). The contract provides for an across-the-board wage increase of 5.5 percent effective April 13, 2000. In addition, certain employees hired after July 12, 1994 received an immediate 14.5% pay increase and benefits comparable to other affected employees.

      The Company's contracts with the Air Line Pilots' Association International ("ALPA") and the IAM become amendable in April and July 2000, respectively. The Company is currently in the process of negotiating new contracts with ALPA and the IAM. Wage rates for U.S.-based non-union employees will be adjusted in April 2000 as well. It is the Company's objective through this wage adjustment process to provide compensation for its employees that, on average over the life of the labor contracts, is competitive with peer group compensation. In this regard, wages for airline employees over the last year have increased at faster than historical rates.

      Coupled with increased staffing levels, these negotiations and wage rate adjustments are expected to increase the Company's salaries and related costs above 1999 levels. While the amount of these increases cannot be fully determined until contract negotiations are complete, the Company currently estimates that salaried and related costs will increase by over $750 million (14%) in 2000 as a result of these wage rate adjustment processes.* At the same time, once the final ESOP shares are committed to be released in April 2000, the Company will no longer record ESOP compensation expense.

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

      By carrying passengers and cargo in both directions between the U.S. and almost every major economic region in the world and by selling its services in each local country, United attempts to mitigate its exposure to fluctuations in any single foreign currency. The Company's biggest net exposures are typically for Japanese yen, Hong Kong dollars, Australian dollars and British pounds. During 1999, yen-denominated operating revenue net of yen-denominated operating expense was approximately 26 billion yen (approximately $206 million), Hong Kong dollar-denominated operating revenue net of Hong Kong dollar-denominated operating expense was approximately 1,299 million Hong Kong dollars (approximately $166 million), Australian dollar-denominated operating revenue net of Australian dollar-denominated operating expense was approximately 208 million Australian dollars (approximately $134 million) and British pound-denominated operating revenue net of British pound-denominated operating expense was approximately 67 million British pounds (approximately $109 million).

      To reduce the impact of exchange rate fluctuations on United's financial results, the Company hedges some of the risk of exchange rate volatility on its anticipated future foreign currency revenues by purchasing put options (consisting of yen, Euro, Australian dollars and British pounds) and selling Hong Kong dollar forwards. To reduce hedging costs, the Company sells a correlation basket option in the four currencies referred to above. United also attempts to reduce its exposure to transaction gains and losses by converting excess local currencies generated to U.S. dollars and by entering into currency forward or exchange contracts. The total notional amount of outstanding currency options and forward exchange contracts, and their respective fair market values as of December 31, 1999, are summarized in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      United's foreign operations involve insignificant amounts of physical assets; however, there are sizable intangible assets related to acquisitions of Atlantic and Latin America route authorities. Operating authorities in international markets are governed by bilateral aviation agreements between the United States and foreign countries. Changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could adversely impact the value of United's international route authority. Significant changes in such policies could also have a material impact on UAL's operating revenues and results of operations.

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

Environmental and Legal Contingencies -
      United has been named as a Potentially Responsible Party at certain Environmental Protection Agency ("EPA") cleanup sites which have been designated as Superfund Sites. United's alleged proportionate contributions at the sites are minimal; however, at sites where the EPA has commenced litigation, potential liability is joint and several. Additionally, United has participated and is participating in remediation actions at certain other sites, primarily airports. The estimated cost of these actions is accrued when it is determined that it is probable that United is liable. Environmental regulations and remediation processes are subject to future change, and determining the actual cost of remediation will require further investigation and remediation experience. Therefore, the ultimate cost cannot be determined at this time. However, while such cost may vary from United's current estimate, United believes the difference between its accrued reserve and the ultimate liability will not be material.*

      UAL has certain other contingencies resulting from this and other litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of such contingencies and prior experience, that the ultimate disposition of these contingencies is not likely to materially affect UAL's financial condition, operating results or liquidity.*

Year 2000 -
      UAL completed a successful transition to the Year 2000 as systems performed without interruption during the rollover from December 31, 1999 to January 1, 2000. As of December 31, 1999, the Company had incurred $81 million in project costs ($50 million in expense and $31 million in capital.) During 1999, the Company incurred $52 million in project costs ($26 million in expense and $26 million in capital.)

Air Canada -
      On October 19, 1999, the Company announced its intentions, along with Deutsche Lufthansa AG ("Lufthansa"), to provide a financial package of up to 730 million
Canadian dollars for Air Canada. In November, United invested 93 million Canadian ($64 million) in Air Canada's non-voting convertible preferred shares through an investment partnership owned by UAL (40%) and Lufthansa
(60%).

      The remaining UAL investment in Air Canada consists of the purchase from and subsequent leaseback to Air Canada of three Airbus A330 aircraft, two of which occurred in 1999, and a commitment by the Company to guarantee a 160 million Canadian dollar line of credit.

Common Stock Dividends -
      On November 1, 1999, UAL's Board of Directors announced its intention to begin a dividend program for common stock dividends totaling $1.25 per share in the year
2000. The payment of dividends is contingent upon stockholder approval of amendments to the Company's charter, which will be voted on at the UAL annual meeting in May 2000. If the charter amendment is approved and the Board declares a dividend, participants in the Company's
ESOP plan will be eligible to receive dividends ($5.00 per year per ESOP share, as each ESOP share is convertible into four common shares) in the same manner as public stockholders.

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

      The effective date of SFAS No. 133 has been delayed one year, to fiscal years beginning after June 15, 2000.
The Company plans on adopting SFAS No. 133 in the first quarter of 2001. United is in the process of reviewing its various contracts to determine which contracts meet the requirements of SFAS No. 133 and would need to be reflected as derivatives under the standard and accounted for at fair value. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements.
However, it could increase volatility in earnings and other comprehensive income.

      In September 1999, the Financial Accounting Standard
Board's ("FASB") Emerging Issues Task Force ("EITF") issued
EITF Issue No. 99-13, "Application of Issue No. 97-10, "The
Effect of Lessee Involvement in Asset Construction" and
FASB Interpretation No. 23, Leases of Certain Property
Owned by a Governmental Unit or Authority, to Entities that Enter into Leases with Governmental Entities" ("EITF 99-
13"). EITF 99-13 discusses the application of lease accounting for property owned by governmental authorities, such as airport facilities. Historically, airlines have received operating lease treatment for assets funded by governmental units and separately disclosed the bond guarantee and lease commitment in the footnotes to the financial statements. EITF 99-13 would require United to apply different guidelines for determining the accounting treatment for special facility bonds and may result in United's recording the property and related financing on the balance sheet for future transactions. The EITF is effective for transactions entered into after September 23, 1999.

      In December 1999, the Securities and Exchange
Commission ("SEC") issued Staff Accounting Bulletin No.
101, "Revenue Recognition in Financial Statements", ("SAB
101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. In the first quarter of 2000, United intends to change the method it uses to account for the sale of mileage to participating partners in its Mileage Plus program. Under the new accounting method, a portion of the revenue from the sale of mileage will be deferred and recognized when transportation is provided. In accordance with the provisions of SAB 101, United will recognize a charge for the cumulative effect of a change in accounting principle in the first quarter of 2000, to reflect application of the accounting method to prior years.

Outlook for 2000 -
     The Company's revenue performance is expected to benefit from stronger global economic growth in 2000, as well as the full implementation of Economy Plus. Total unit revenues are estimated to range between 2% and 4% higher than 1999, driven by improvement in three of the company's four global regions: North America, Atlantic, Pacific and Latin America.

     The Company expects to face two major cost challenges during the year. The first involves material wage increases consistent with its commitment to provide competitive compensation to its employees after the ESOP allocation period comes to a close. In addition, fuel prices are expected to average 71 cents per gallon, including taxes and hedging activity, or 23% above 1999 levels. Fully distributed unit costs excluding ESOP compensation expense are estimated to be about 6% higher than 1999, based on system capacity growth just under 3%.

     In summary, the Company anticipates 2000 earnings should range between $7.00 and $9.00 per fully distributed share.

     During the first quarter, the Company expects to benefit from its fuel hedging activity. Fully distributed unit costs are expected to rise 5%, 2% excluding fuel.
Total unit revenue is expected to increase 2 to 4%, based primarily on continued healthy demand for travel in the United States and continued economic recovery in the Pacific. Therefore, the Company expects fully distributed earnings per share in the first quarter to range from $0.80 to $1.20.

     The information included in the above outlook section, as well as certain statements made throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations that are identified by an asterisk (*) is forward looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, unit revenues, wages, fully distributed unit costs, fuel prices and fully distributed earnings per share include: the success of the Company's cost-control efforts, the outcome of negotiations on new contracts with the union groups, industry capacity decisions, the airline pricing environment, the economic environment of the airline industry, fuel prices, actions of the U.S., foreign and local governments, the Asian economic environment and travel patterns, foreign currency exchange rate fluctuations and the general economic environment.
With respect to the forward-looking statements set forth in the "Environmental and Legal Contingencies" section, some of the factors that could affect the ultimate disposition of these contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------
     Interest Rate Risk - United's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and short-term investments.  United does not use derivative financial instruments in its investments portfolio. United's policy is to manage interest rate risk through a combination of fixed and floating rate debt and
entering into swap agreements, depending upon market
conditions.  A portion of the borrowings are denominated in
foreign currencies which exposes the Company to risks
associated with changes in foreign exchange rates.  To hedge against some of this risk, the Company has placed foreign
currency deposits (primarily for Japanese yen, French francs,
German marks and Euros) to meet foreign currency lease
obligations designated in the respective currencies.   Since
unrealized mark-to-market gains or losses on the foreign currency deposits are offset by the losses or gains on the foreign currency obligations, the Company reduces its overall exposure to foreign currency exchange rate volatility. The fair value of these deposits is determined based on the present value of future cash flows using an appropriate swap rate. The fair value of long-term debt is based on the quoted market prices for the same or similar issues or the present value of future cash flows using a U.S. Treasury rate that matches the remaining life of the instrument, adjusted by a credit spread.

(In millions)                Expected Maturity Dates          1999          1998
-------------                -----------------------          ----          ----
                                                                 Fair          Fair
                     2000  2001 2002 2003 2004 Thereafter Total  Value  Total  Value
                     ----  ---- ---- ---- ---- ---------- -----  -----  -----  -----
ASSETS
Cash equivalents
 Fixed rate          $231  $ -  $ -  $ -  $ -    $ -       $231   $231   $301   $301
 Avg. interest rate  5.27%   -    -    -    -      -       5.27%         4.94%
 Variable rate       $ 79  $ -  $ -  $ -  $ -    $ -       $ 79   $ 79   $ 89   $ 89
 Avg. interest rate  6.23%   -    -    -    -      -       6.23%         5.32%
Short term investments
 Fixed rate          $298  $ -  $ -  $ -  $ -    $ -       $298   $298   $386   $386
 Avg. interest rate  5.96%   -    -    -    -      -       5.96%         5.48%
 Variable rate       $ 81  $ -  $ -  $ -  $ -    $ -       $ 81   $ 81   $ 39   $ 39
 Avg. interest rate  6.42%   -    -    -    -      -       6.42%         5.47%

Foreign currency deposits
 Fixed rate -
  yen deposits       $  -  $ -  $ -  $ -  $ -    $378      $378   $423   $330   $354
 Avg. interest rate     -    -    -    -    -    3.07%     3.07%         3.05%
 Fixed rate -
  FF deposits        $  -  $ -  $ -  $ -  $ -    $ 10      $ 10   $  9   $ 11   $ 13
 Avg. interest rate     -    -    -    -    -    5.61%     5.61%         5.61%
 Fixed rate -
  DM deposits        $  1  $ 1  $ 1  $ 1  $ 1    $162      $167   $177   $193   $198
 Avg. interest rate  6.49%6.49%6.49%6.49%6.49%   6.49%     6.49%         6.49%
 Fixed rate -
  EUR deposits       $  -  $ -  $ -  $ -  $ -    $ 27      $ 27   $ 23   $  -   $  -
 Avg. interest rate     -    -    -    -    -    4.14%     4.14%            -

LONG TERM DEBT
U.S. Dollar denominated
 Fixed rate debt     $ 26  $27  $30  $159 $279   $912    $1,433 $1,542 $1,491 $1,729
 Avg. interest rate  8.18%8.42%8.41% 9.47%10.66% 7.31%     8.26%         8.80%
 Variable rate debt  $ 54  $56  $567 $522 $ 23   $ 85    $1,307 $1,307 $1,456 $1,456
 Avg. interest rate  6.28%6.28%6.35% 6.12% 6.47% 6.52%     6.26%         5.67%

Japanese Yen denominated
 Fixed rate debt     $ 12  $ -  $ -  $ -  $ -    $  -    $   12 $   12 $   21 $   23
 Avg. interest rate  7.50%   -    -    -    -       -      7.50%         7.50%

     Foreign Currency Risk - United has established a foreign currency hedging program using currency forwards and currency options to hedge exposure to the yen, Euro, Australian dollar, British pound and Hong Kong dollar. The goal of the hedging program is to effectively manage risk associated with fluctuations in the value of the foreign currency, thereby making financial results more stable and predictable. United does not use currency forwards or currency options for trading purposes.

(In millions, except average
  contract rates)                  Notional    Average         Estimated
                                    Amount   Contract Rate    Fair Value
                                   --------  -------------    ----------
                                                            (Pay)/Receive*
Forward exchange contracts
 Japanese Yen-Purchased forwards    $ 144       101.69          $ (1)
             -Sold forwards         $  62       102.30          $  -
 Hong Kong Dollar-Sold forwards     $  91         7.83          $  -
 French Franc-Purchased forwards    $  50         5.05          $ (1)
 Euro-Purchased forwards            $ 117         1.37          $ (5)

Currency options
 Japanese Yen-Purchased put options $ 402       105.07          $  7
 Australian Dollar-Purchased put
   options                          $ 114         0.61          $  -
 British Pound-Purchased put options$  62         1.53          $  -
 Euro-Purchased put options         $ 106         0.98          $  1

Correlation Basket Option-Sold      $ 684          N/A          $ (3)

     As of December 31, 1998, United had $215 million of Japanese yen forwards outstanding with a fair value of $3 million, $315 million yen put options with a fair value of $4 and $317 million yen call options with a fair value of $(50) million.

     Price Risk (Aircraft Fuel) - At December 31, 1999, the Company had contracted to purchase approximately 6% of the Company's 2000 fuel requirements at an average fixed price of $0.51 per gallon. In addition, to a limited extent United trades short-term heating oil futures and option contracts, which are immaterial. When market conditions indicate risk reduction is achievable, United enters into fuel option contracts to reduce its price risk exposure to jet fuel. As market conditions change, so may United's hedging program. Currently United purchases call options to provide protection against sharp increases in the price of aircraft fuel.
Through this approach, at December 31, 1999, United had hedged 75% of the Company's expected 2000 fuel purchases. It is the Company's intent to be fully hedged for probable jet fuel purchases for year 2000 by the end of the first quarter.

(In millions, except average
  contract rates)                  Notional    Average         Estimated
                                    Amount   Contract Rate    Fair Value
                                   --------  -------------    ----------
                                                            (Pay)/Receive*
Purchased call contracts -
  Crude oil (WTI)                   $1,121    $21.78/bbl        $ 120

     At December 31, 1998, United had $496 million in purchased call contracts for crude oil with an estimated fair value of $13 million and $202 million in sold put contracts for crude oil with an estimated fair value of $(50) million.


     *Estimated fair values represent the amount United would pay/receive on December 31, 1999 to terminate the contracts.




Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------





           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and
Board of Directors, UAL Corporation:

We have audited the accompanying statements of consolidated financial position of UAL Corporation (a Delaware corporation) and subsidiary companies as of December 31, 1999 and 1998, and the related statements of consolidated operations, consolidated cash flows and consolidated stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UAL Corporation and subsidiary companies as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

Chicago, Illinois
February 24, 2000


               UAL Corporation and Subsidiary Companies
                 Statements of Consolidated Operations
                    (In Millions, Except Per Share)

                                       Year Ended December 31
Operating revenues:                   1999      1998      1997
                                      ----      ----      ----
    Passenger                       $15,784   $15,520   $15,342
    Cargo                               906       913       892
    Other operating revenues          1,337     1,128     1,144
                                     ------    ------    ------
                                     18,027    17,561    17,378
                                     ------    ------    ------
Operating expenses:
    Salaries and related costs        5,670     5,341     5,018
    ESOP compensation expense           756       829       987
    Aircraft fuel                     1,776     1,788     2,061
    Commissions                       1,139     1,325     1,508
    Purchased services                1,575     1,505     1,285
    Aircraft rent                       876       893       942
    Landing fees and other rent         949       881       863
    Depreciation and amortization       867       793       724
    Aircraft maintenance                689       624       603
    Other operating expenses          2,339     2,104     2,128
                                     ------    ------    ------
                                     16,636    16,083    16,119
                                     ------    ------    ------
Earnings from operations              1,391     1,478     1,259
                                     ------    ------    ------
Other income (expense):
    Interest expense                   (362)     (355)     (286)
    Interest capitalized                 75       105       104
    Interest income                      68        59        52
    Equity in earnings of affiliates     37        72        66
    Gain on sale of partnership
     interest                             -         -       275
    Gain on sale of investments         731         -       103
    Miscellaneous, net                    2      (103)      (49)
                                     ------    ------    ------
                                        551      (222)      265
                                     ------    ------    ------
Earnings before income taxes,
 distributions on preferred securities
 and extraordinary item               1,942     1,256     1,524
Provision for income taxes              699       429       561
                                     ------    ------    ------
Earnings before distributions on
 preferred securities and
 extraordinary item                   1,243       827       963
Distributions on preferred
 securities, net                         (5)       (6)       (5)
Extraordinary loss on early
 extinguishment of debt, net             (3)        -        (9)
                                     ------    ------    ------
Net earnings                        $ 1,235   $   821   $   949
                                     ======    ======    ======
Per share, basic:
 Earnings before extraordinary item $ 21.26   $ 12.71   $ 14.98
 Extraordinary loss on early
   extinguishment of debt, net        (0.06)        -     (0.15)
                                     ------    ------    ------
 Net earnings                       $ 21.20   $ 12.71   $ 14.83
                                     ======    ======    ======
Per share, diluted:
 Earnings before extraordinary item $  9.97   $  6.83   $  9.04
 Extraordinary loss on early
   extinguishment of debt, net        (0.03)        -     (0.09)
                                     ------    ------    ------
  Net earnings                      $  9.94   $  6.83   $  8.95
                                     ======    ======    ======

   See accompanying notes to consolidated financial statements.

          UAL Corporation and Subsidiary Companies
        Statements of Consolidated Financial Position
                        (In Millions)

                                               December 31
Assets                                       1999       1998
                                             ----       ----
Current assets:
  Cash and cash equivalents               $   310    $   390
  Short-term investments                      379        425
  Receivables, less allowance for doubtful
   accounts (1999 - $13; 1998 - $22)        1,284      1,138
  Aircraft fuel, spare parts and supplies,
   obsolescence allowance (1999 - $45;
   1998 - $39)                                340        384
  Income tax receivables                       32          -
  Deferred income taxes                       222        256
  Prepaid expenses and other                  368        315
                                           ------     ------
                                            2,935      2,908
                                           ------     ------
Operating property and equipment:
  Owned -
    Flight equipment                       13,518     12,006
    Advances on flight equipment              809        985
    Other property and equipment            3,368      3,134
                                           ------     ------
                                           17,695     16,125
    Less - Accumulated depreciation
      and amortization                      5,207      5,174
                                           ------     ------
                                           12,488     10,951
                                           ------     ------
  Capital leases -
    Flight equipment                        2,929      2,605
    Other property and equipment               93         97
                                           ------     ------
                                            3,022      2,702
    Less - Accumulated amortization           645        599
                                           ------     ------
                                            2,377      2,103
                                           ------     ------
                                           14,865     13,054
                                           ------     ------
Other assets:
   Investments in affiliates                  533        304
   Intangibles, less accumulated
    amortization (1999 - $279; 1998 - $265)   568        676
   Aircraft lease deposits                    594        545
   Prepaid rent                               585        631
   Other                                      883        441
                                           ------     ------
                                            3,163      2,597
                                           ------     ------
                                          $20,963    $18,559
                                           ======     ======

  See accompanying notes to consolidated financial statements.


               UAL Corporation and Subsidiary Companies
             Statements of Consolidated Financial Position
                            (In Millions)
                                               December 31
Liabilities and Stockholders' Equity         1999       1998
------------------------------------         ----       ----
Current liabilities:
  Notes payable                            $   61     $  184
  Long-term debt maturing within one year      92         98
  Current obligations under capital leases    190        176
  Advance ticket sales                      1,412      1,429
  Accounts payable                            967      1,151
  Accrued salaries, wages and benefits      1,002        952
  Accrued aircraft rent                       783        793
  Other accrued liabilities                   904        885
                                            -----      -----
                                            5,411      5,668
                                            -----      -----
Long-term debt                              2,650      2,858
                                            -----      -----
Long-term obligations under capital leases  2,337      2,113
                                            -----      -----

Other liabilities and deferred credits:
  Deferred pension liability                   70         89
  Postretirement benefit liability          1,489      1,424
  Deferred gains                              986      1,180
  Accrued aircraft rent                       395        371
  Deferred income taxes                     1,147        398
  Other                                       334        354
                                            -----      -----
                                            4,421      3,816
                                            -----      -----
Company-obligated mandatorily redeemable
 preferred securities of a subsidiary trust   100        100
                                            -----      -----
Equity put options                              -         32
                                            -----      -----
Preferred stock committed to
 Supplemental ESOP                            893        691
                                            -----      -----

Stockholders' equity:
 Serial preferred stock  (Note 12)              -          -
 ESOP preferred stock  (Note 13)                -          -
 Common stock at par, $0.01 par value;
  authorized 200,000,000 shares; issued
  65,771,802 shares at December 31, 1999
  and 63,005,869 shares at December 31, 1998    1          1
 Additional capital invested                4,099      3,517
 Retained earnings                          2,138      1,028
 Unearned ESOP preferred stock                (28)      (121)
 Stock held in treasury, at cost -
  Preferred, 10,213,519 depositary shares
   at December 31, 1999 and December
   31, 1998 (Note 12)                        (305)      (305)
  Common, 14,995,219 shares at December
   31, 1999 and 11,201,216 shares at
   December 31, 1998                       (1,097)      (835)
  Accumulated other comprehensive income      352         (2)
  Other                                        (9)        (2)
                                           ------     ------
                                            5,151      3,281
                                           ------     ------
Commitments and contingent
  liabilities  (Note 18)
                                           ------     ------
                                         $ 20,963   $ 18,559
                                           ======     ======

  See accompanying notes to consolidated financial statements.

               UAL Corporation and Subsidiary Companies
                 Statements of Consolidated Cash Flows
                             (In Millions)
                                           Year Ended December 31
                                           1999     1998     1997
                                           ----     ----     ----
Cash and cash equivalents at
  beginning of year                      $  390   $  295   $  229
                                          -----    -----    -----
Cash flows from operating activities:
 Net earnings                             1,235      821      949
 Adjustments to reconcile to net cash
   provided by operating activities -
  ESOP compensation expense                 756      829      987
  Extraordinary loss on debt
   extinguishment, net of tax                 3        -        9
  Gain on sale of partnership interest        -        -     (275)
  Gain on sale of investments              (731)       -     (103)
  Pension funding less than expense          94      101       43
  Deferred postretirement benefit expense    65      149      139
  Depreciation and amortization             867      793      724
  Provision for deferred income taxes       590      307      194
  Undistributed earnings of affiliates      (20)     (62)     (16)
  Increase in receivables                  (146)     (97)    (222)
  Decrease in other current assets            2      105        -
  Increase (decrease) in advance
   ticket sales                             (17)     162       78
  Increase (decrease) in accrued
   income taxes                             (76)      38       20
  Increase (decrease) in accounts
   payable and accrued liabilities          (86)      69       16
  Amortization of deferred gains            (66)     (64)     (64)
  Other, net                                (49)      43       88
                                         ------   ------   ------
                                          2,421    3,194    2,567
                                         ------   ------   ------
Cash flows from investing activities:
  Additions to property and equipment    (2,389)  (2,832)  (2,812)
  Proceeds on disposition of
   property and equipment                   154      452       83
  Proceeds on disposition of
   partnership interest                       -        -      539
  Proceeds on sale of investments           828        -        -
  Decrease (increase) in short-term
   investments                               46      125      (82)
  Other, net                               (263)     (63)     (29)
                                         ------   ------   ------
                                         (1,624)  (2,318)  (2,301)
                                         ------   ------   ------
Cash flows from financing activities:
  Reacquisition of preferred stock            -       (3)       -
  Repurchase of common stock               (261)    (459)    (250)
  Proceeds from issuance of long-term debt  286      928      597
  Repayment of long-term debt              (513)    (271)    (301)
  Principal payments under
   capital leases                          (248)    (322)    (147)
  Purchase of equipment certificates
   under Company operating leases           (47)    (693)       -
  Increase (decrease) in short-term
   borrowings                              (123)     184        -
  Aircraft lease deposits                   (20)    (154)    (112)
  Cash dividends                            (10)     (10)     (10)
  Other, net                                 59       19       23
                                         ------   ------   ------
                                           (877)    (781)    (200)
                                         ------   ------   ------
Increase (decrease) in cash and cash
 equivalents during the year                (80)      95       66
                                         ------   ------   ------
Cash and cash equivalents at end of year $  310   $  390   $  295
                                         ======   ======   ======

   See accompanying notes to consolidated financial statements.

                           UAL Corporation and Subsidiary Companies
                       Statements of Consolidated Stockholders' Equity
                               (In Millions, Except Per Share)
                                                                     Unearned            Accumulated
                                               Additional  Retained    ESOP                 Other
                            Preferred  Common    Capital   Earnings  Preferred  Treasury     Comp
                              Stock    Stock    Invested  (Deficit)    Stock     Stock      Income   Other  Total
                            ---------  ------  ---------- ---------  ---------  -------- ----------- -----  -----
Balance at December 31, 1996  $ -       $ 1     $ 2,160    $ (566)    $ (202)    $(385)     $  -     $(13)  $ 995
                              ---       ---      ------     -----      -----      ----       ---      ---   -----
December 31, 1997:
 Net earnings                   -         -           -       949          -         -         -        -     949
 Other comprehensive income, net:
  Minimum pension liability adj.-         -           -         -          -         -        (2)       -      (2)
                                                            -----                            ---            -----
 Total comprehensive income     -         -           -       949          -         -        (2)       -     947
                                                            -----                            ---            -----
 Cash dividends on preferred stock
  ($1.44 per Series B share)    -         -           -       (10)         -         -         -        -     (10)
 Common stock repurchases       -         -           -         -          -      (250)        -        -    (250)
 Issuance and amortization of
  ESOP preferred stock          -         -         993         -         (6)        -         -        -     987
 ESOP dividend ($8.89 per share)-         -          36       (67)        31         -         -        -       -
 Preferred stock committed to
  Supplemental ESOP             -         -        (349)        -          -         -         -        -    (349)
 Other                          -         -          36         3          -       (28)        -        6      17
                              ---       ---      ------     -----      -----      ----       ---      ---   -----
Balance at December 31, 1997    -         1       2,876       309       (177)     (663)       (2)      (7)  2,337
                              ---       ---      ------     -----      -----      ----       ---      ---   -----
Year ended December 31, 1998:
 Net earnings                   -         -           -       821          -         -         -        -     821
 Other comprehensive income, net:
  Unrealized gains on
   securities, net              -         -           -         -          -         -         1        -       1
 Minimum pension liability, adj.-         -           -         -          -         -        (1)       -      (1)
                                                            -----                            ---            -----
 Total comprehensive income     -         -           -       821          -         -         -        -     821
                                                            -----                            ---            -----
 Cash dividends on preferred stock
  ($1.44 per Series B share)    -         -           -       (10)         -         -         -        -     (10)
 Common stock repurchases       -         -           -         -          -      (459)        -        -    (459)
 Issuance and amortization of
  ESOP preferred stock          -         -         823         -          6         -         -        -     829
 ESOP dividend ($8.89 per share)-         -          42       (92)        50         -         -        -       -
 Preferred stock committed to
  Supplemental ESOP             -         -        (177)        -          -         -         -        -    (177)
 Other                          -         -         (47)        -          -       (18)        -        5     (60)
                              ---       ---      ------     -----      -----    ------       ---      ---   -----
Balance at December 31, 1998    -         1       3,517     1,028       (121)   (1,140)       (2)      (2)  3,281
                              ---       ---      ------     -----      -----    ------       ---      ---   -----
Year ended December 31, 1999
 Net earnings                   -         -           -     1,235          -         -         -        -   1,235
 Other comprehensive income, net:
  Unrealized gains on
   securities, net              -         -           -         -          -         -       354        -     354
  Minimum pension liability, net-         -           -         -          -         -         -        -       -
                                                            -----                            ---            -----
 Total comprehensive income     -         -           -     1,235          -         -       354        -   1,589
                                                            -----                            ---            -----
 Cash dividends on preferred stock
  ($1.44 per Series B share)    -         -           -       (10)         -         -         -        -     (10)
 Common stock repurchases       -         -           -         -          -      (261)        -        -    (261)
 Issuance and amortization of
  ESOP preferred stock          -         -         740         -         16         -         -        -     756
 ESOP dividend ($8.89 per share)-         -          38      (115)        77         -         -        -       -
 Preferred stock committed to
  Supplemental ESOP             -         -        (201)        -          -         -         -        -    (201)
 Other                          -         -           5         -          -        (1)        -       (7)     (3)
                              ---       ---      ------     -----      -----     -----       ---      ---   -----
Balance at December 31, 1999  $ -       $ 1      $4,099    $2,138      $ (28)  $(1,402)     $352      $(9) $5,151
                              ===       ===      ======     =====      =====     =====       ===      ===   =====

             See accompanying notes to consolidated financial statements.


         Notes to Consolidated Financial Statements
         ------------------------------------------
(1)  Summary of Significant Accounting Policies
     ------------------------------------------
     (a) Basis of Presentation - UAL Corporation ("UAL") is a holding company whose principal subsidiary is United Air Lines, Inc. ("United"). The consolidated financial statements include the accounts of UAL and all of its majority-owned affiliates (collectively "the Company"). All significant intercompany transactions are eliminated. Investments in affiliates are carried on the equity basis. Certain prior-year financial statement items have been reclassified to conform to the current year's presentation.

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

     From time to time, United lends certain of its securities classified as cash and cash equivalents and short-term investments to third parties. United requires collateral in an amount exceeding the value of the securities and is obligated to reacquire the securities at the end of the contract. United accounts for these transactions as secured borrowings rather than sales and does not remove the securities from the balance sheet. At December 31, 1999, United was obligated to repurchase $89 million of securities lent to third parties.

     At December 31, 1999 and 1998, $406 million and $418 million, respectively, of investments in debt securities included in cash and cash equivalents and short-term investments were classified as available-for-sale, and $177 million and $241 million, respectively, were classified as held-to-maturity. Investments in debt securities classified as available-for-sale are stated at fair value based on the quoted market prices for the securities, which does not differ significantly from their cost basis. Investments classified as held-to-maturity are stated at cost which approximates market due to their short-term maturities. The proceeds from sales of available-for-sale securities are included in interest income for each respective year.

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

     United has also entered into forwards and swaps to reduce exposure to currency fluctuations on yen-, Euro- and French franc-denominated capital lease obligations. The cash flows of the forwards and swaps mirror those of the capital leases. The premiums on the forwards and swaps, as measured at inception, are being amortized over their respective lives as components of interest expense. Any gains or losses realized upon early termination of these forwards and swaps are deferred and recognized in income over the remaining life of the underlying exposure.

     The Company hedges some of the risks of exchange rate volatility on its anticipated future yen, Euro, Australian dollar and British pound revenues by purchasing put options with little or no intrinsic value and on Hong Kong dollar revenues by entering into forward contracts. The amount and duration of these options are synchronized with the expected revenues, and thus, the put options have been designated as a hedge. The premiums on purchased option contracts are amortized over the lives of the contracts. Unrealized gains on purchased put option contracts are deferred until contract expiration and then recognized as a component of passenger revenue. To reduce hedging costs, the Company sells a correlation basket option in the four currencies referred to above. The unrealized mark-to-market gains and losses on the correlation options are included in "Miscellaneous, net," net of premiums received.

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

     Aircraft Fuel - United uses purchased call options to hedge a portion of its price risk related to aircraft fuel purchases. The purchased call options have been designated as a hedge. Gains or losses on hedge positions, net of premiums paid, are recognized upon contract expiration as a component of aircraft fuel inventory. In addition, to a limited extent, United trades short-term heating oil futures contracts. Unrealized losses on these contracts are recorded currently in income while unrealized gains are deferred until contract expiration. Both gains and losses are recorded as a component of aircraft fuel expense.

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

     Depreciation and amortization of owned depreciable assets is based on the straight-line method over their estimated service lives. Leasehold improvements are amortized over the remaining period of the lease or the estimated service life of the related asset, whichever is less. Aircraft are depreciated to estimated salvage values, generally over lives of 4 to 30 years; buildings are depreciated over lives of 25 to 45 years; and other property and equipment are depreciated over lives of 3 to 15 years.

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

     (h) Intangibles - Intangibles consist primarily of route acquisition costs and intangible pension assets (see
Note 16, "Retirement and Postretirement Plans"). Route acquisition costs are amortized over 40 years.

     (i) Mileage Plus Awards - United accrues the estimated incremental cost of providing free travel awards earned under its Mileage Plus frequent flyer program (including awards earned from mileage credits sold) when such award levels are reached. United, through its wholly owned subsidiary, Mileage Plus Holdings, Inc., sells mileage credits to participating partners in the Mileage Plus program. The resulting revenue is recorded in other operating revenues during the period in which the credits are sold. Effective January 1, 2000, the Company intends to change the method of accounting for the sale of mileage.
See "New Accounting Pronouncements" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     (j) Deferred Gains - Gains on aircraft sale and leaseback transactions are deferred and amortized over the lives of the leases as a reduction of rental expense.

(2)  Employee Stock Ownership Plans and Recapitalization
     ---------------------------------------------------
     On July 12, 1994, the shareholders of UAL approved a plan of recapitalization to provide an approximately 55% equity interest in UAL to certain employees of United in exchange for wage concessions and work-rule changes. The employees' equity interest is being allocated to individual employees through the year 2000 under Employee Stock
Ownership Plans ("ESOPs") which were created as a part of the recapitalization.

     The ESOPs cover employees represented by the Air Line Pilots' Association, International, the International Association of Machinists and Aerospace Workers and U.S. management and salaried employees. The ESOPs include a "Leveraged ESOP," a "Non-Leveraged ESOP" and a "Supplemental ESOP." Both the Leveraged ESOP and the Non-Leveraged ESOP are tax-qualified plans while the Supplemental ESOP is not a tax-qualified plan. Shares are delivered to employees primarily through the Leveraged ESOP, then through the Non-Leveraged ESOP, and finally, through the Supplemental ESOP.

     The equity interests are being delivered to employees through two classes of preferred stock (Class 1 and Class 2 ESOP Preferred Stock, collectively "ESOP Preferred Stock"), and the voting interests are being delivered through three separate classes of preferred stocks (Class P, M and S Voting Preferred Stock, collectively, "Voting Preferred Stock"). The Class 1 ESOP Preferred Stock is being delivered to an ESOP trust in seven separate sales under the Leveraged ESOP, the last of which occurred on January 5, 2000. Based on Internal Revenue Code Limitations, shares of the Class 2 ESOP Preferred Stock are either contributed to the Non-Leveraged ESOP or allocated as "book entry" shares to the Supplemental ESOP, annually through the year 2000. The classes of preferred stock are described more fully in
Note 13, "ESOP Preferred Stock."

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

     During 1999, 2,334,370 shares of Class 1 ESOP Preferred Stock, 123,841 shares of Class 2 ESOP Preferred Stock and 2,453,337 shares of Voting Preferred Stock were allocated to employee accounts, and another 615,757 shares of Class 2 ESOP Preferred Stock were allocated in the form of "book entry" shares, effective December 31, 1998. Another 100,180 shares of Class 2 ESOP Preferred Stock previously allocated in book entry form were issued and either contributed to the qualified plan or converted and sold on behalf of terminating employees. At December 31, 1999, the year-end allocation of Class 1 ESOP Preferred Stock to employee accounts had not yet been completed. There were 2,390,935 shares of Class 1 ESOP Preferred Stock committed to be released and 130,643 shares held in suspense by the ESOP as of December 31, 1999. For the Class 2 ESOP Preferred Stock, 683,038 shares were committed to be contributed to employees at December 31, 1999. The fair value of the unearned ESOP shares recorded on the balance sheet at December 31, 1999 and 1998 was $41 million and $141 million, respectively.

     For the Class 2 ESOP Preferred Stock committed to be contributed to employees under the Supplemental ESOP, employees can elect to receive their "book entry" shares in cash upon termination of employment. The estimated fair value of such shares at December 31, 1999 and 1998 was $954 million and $600 million, respectively.

(3)  Other Income (Expense) - Miscellaneous
     --------------------------------------
     Other income (expense) - "Miscellaneous, net" consisted of the following:

(In Millions)                   1999      1998      1997
                                ----      ----      ----
Foreign exchange gains (losses)$  4      $ (84)    $ (19)
Minority interests                -          -       (15)
Other                            (2)       (19)      (15)
                                ---       ----      ----
                               $  2      $(103)    $ (49)
                                ===       ====      ====

(4) Other Comprehensive Income
    --------------------------
     The following table presents the tax effect of those items included in other comprehensive income:

                                                       Year Ended December 31,
                                        1999                    1998                    1997
                                        ----                    ----                    ----
                                        Tax    Net of           Tax    Net of           Tax   Net of
                               Pre-Tax Effect   Tax   Pre-Tax  Effect   Tax   Pre-Tax  Effect  Tax
                               ------- ------  ------ -------  ------  ------ -------  ------ ------
Unrealized gains on securities
 Unrealized holding gains
  arising during period         $547   $(193)   $354    $ 1     $ -     $ 1     $ -     $ -    $ -
 Minimum pension liability         -       -       -     (1)      -      (1)     (4)      2     (2)
                                 ---    ----     ---     --      --      --      --      --     --
Total other comprehensive income$547   $(193)   $354    $ -     $ -     $ -     $(4)    $ 2    $(2)
                                 ===    ====     ===     ==      ==      ==      ==      ==     ==

     The components of accumulated other comprehensive income consist of the following items:

                          Unrealized      Minimum     Accumulated Other
                           Gains on       Pension       Comprehensive
                          Securities     Liability          Income
                          ----------     ---------    -----------------
December 31, 1996         $    -          $   -          $    -
 Current period change         -             (2)             (2)
                            ----           ----            ----
December 31, 1997         $    -          $  (2)         $   (2)
 Current period change         1             (1)              -
                            ----           ----            ----
December 31, 1998         $    1          $  (3)         $   (2)
 Current period change       354              -             354
                            ----           ----            ----
December 31, 1999         $  355          $  (3)         $  352
                            ====           ====            ====

     Unrealized gains on securities primarily represents gains on the Company's investments in Galileo International, Inc. and Equant N.V. as discussed in Note 6 "Investments".

(5)  Per Share Amounts
     -----------------
     Basic earnings per share were computed by dividing net income before extraordinary item by the weighted-average number of shares of common stock outstanding during the year. In addition, diluted earnings per share amounts include potential common shares, including common shares issuable upon conversion of ESOP shares committed to be released.

Earnings Attributable to Common
  Shareholders (Millions)                 1999   1998   1997
-------------------------------           ----   ----   ----
 Net income before extraordinary item   $1,238  $ 821  $ 958
 Preferred stock dividends                (125)  (102)   (77)
                                         -----   ----   ----
 Earnings attributable to common
  shareholders (Basic and Diluted)      $1,113  $ 719  $ 881
                                         =====   ====   ====
Shares (Millions)
-----------------
 Weighted average shares outstanding
  (Basic)                                 52.3   56.5   58.8
 Convertible ESOP preferred stock         58.0   47.1   35.9
 Other                                     1.3    1.6    2.7
                                         -----  -----   ----
 Weighted average number of shares
  (Diluted)                              111.6  105.2   97.4
                                         =====  =====   ====
Earnings Per Share
  Basic                                 $21.26 $12.71 $14.98
  Diluted                               $ 9.97 $ 6.83 $ 9.04

     At December 31, 1999, stock options to purchase
1,334,722 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(6)  Investments
     -----------
     In June 1999, United sold 17,500,000 common shares of Galileo International, Inc. ("Galileo") in a secondary offering for $766 million, resulting in a pre-tax gain of approximately $669 million. This sale reduced United's holdings in Galileo from 32 percent to approximately 15 percent, requiring United to discontinue the equity method of accounting for its investment in Galileo. United has classified its remaining 15,940,000 shares of Galileo common stock as available-for-sale. The market value of these shares at December 31, 1999 ($477 million) is reflected in Investments in Affiliates on the balance sheet and the market value in excess of United's investment is classified net-of-tax ($253 million) in accumulated other comprehensive income. The market value of United's investment in Galileo at December 31, 1998 was $1,455 million. Included in the Company's retained earnings is approximately $240 million of undistributed earnings of Galileo and its predecessor companies.

     In July 1997, United completed the sale of its interest in the Apollo Travel Services Partnership ("ATS") a 77% owned affiliate whose accounts were consolidated, to Galileo for $539 million in cash. This transaction resulted in a pre-tax gain of approximately $405 million. Of this amount, $275 million was recognized in 1997, $7 million in 1998 and $4 million in 1999. The remaining balance ($119 million) reduced the basis of the Company's investment in Galileo.

     Under operating agreements with Galileo, United purchases computer reservations services from Galileo and during 1999 and 1998 provided communications services to Galileo, while during 1997 provided marketing, sales and communication services to Galileo. Revenues derived from the sale of services to Galileo amounted to approximately $4 million in 1999, $13 million in 1998 and $159 million in 1997. The cost to United of services purchased from Galileo amounted to approximately $170 million in 1999, $170 million in 1998 and $134 million in 1997. In connection with the sale of ATS, United entered into an additional services agreement with Galileo under which the Company provides certain marketing and other services designed to increase the competitiveness of Galileo's business and to generate additional bookings and revenues for Galileo. In December 1999, United recognized $14 million in other operating revenues related to the achievement of improvements in Galileo's air booking revenues as specified in the agreements.

     Prior to the sale to Galileo, ATS contributed the following amounts to the Company's consolidated results, net of intercompany eliminations and minority interests:

(In Millions)                 Year Ended December 31, 1997
-------------                 ----------------------------
Operating revenues                      $  147
Operating income                        $   63
Earnings before income taxes            $   50

     United owns depositary certificates in Equant N.V. ("Equant"), a provider of international data network services to multinational businesses and a single source for global desktop communications. Each depositary certificate represents a beneficial interest in an Equant common share. During the fourth quarter of 1999, transferability restrictions on these shares were removed and the investment was classified as available-for-sale. The market value in excess of United's investment is classified net-of-tax ($100 million) in accumulated other comprehensive income. In December 1999, United sold 709,000 shares of common stock in Equant in a secondary offering by Equant for $62 million.
At December 31, 1999, the estimated fair value of United's remaining investment in Equant was approximately $156 million.

     GetThere.com is a leading provider of internet-based travel planning products tailored to individual, corporate, travel supplier and travel agency customers. During 1999, United invested approximately $51 million in GetThere.com, resulting in a 28% minority interest in GetThere.com consisting of common stock, warrants and options. United accounts for its investment in GetThere.com using the equity method of accounting.

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

     In November 1999, United entered into a participation agreement with Priceline.com to provide inventory to Priceline.com. In exchange, United received 5.5 million warrants for Priceline.com common stock exercisable in five years. The participation agreement contains early exercise provisions allowing United to exercise the warrants if in three years specific performance criteria are met. The warrants have been valued at $61 million by an investment bank and are being recognized as passenger revenue over a three-year period. In 1999, the total revenue recognized was $6 million.

(7)  Income Taxes
     ------------
     In 1999, the alternative minimum tax ("AMT") liability of the Company exceeded the regular tax liability resulting in additional AMT credits. The federal income tax liability is the greater of the tax computed using the regular tax system or the tax under the AMT system. If the regular tax liability exceeds the AMT liability and AMT credits are available, then AMT credits are used to reduce the net tax liability to the amount of the AMT liability.

     The provision for income taxes is summarized as follows:

(In Millions)            1999    1998     1997
-------------            ----    ----     ----
Current -
  Federal               $  93    $ 113    $ 312
  State                    16        9       55
                         ----     ----     ----
                          109      122      367
                         ----     ----     ----
Deferred -
  Federal                 536      270      178
  State                    54       37       16
                         ----     ----     ----
                          590      307      194
                         ----     ----     ----
                        $ 699    $ 429    $ 561
                         ====     ====     ====

     The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

(In Millions)                    1999     1998     1997
-------------                    ----     ----     ----
Income tax provision at
  statutory rate                $ 680    $ 440    $ 533
State income taxes, net of
  federal income tax benefit       46       30       46
ESOP dividends                    (40)     (33)     (25)
Nondeductible employee meals       24       24       26
Tax credits                         -       (7)      (2)
Other, net                        (11)     (25)     (17)
                                 ----     ----     ----
                                $ 699    $ 429    $ 561
                                 ====     ====     ====

     Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities for 1999 and 1998 are as follows:

(In Millions)                    1999                        1998
-------------                    ----                        ----
                      Deferred Tax  Deferred Tax  Deferred Tax  Deferre Tax
                         Assets     Liabilities      Assets     Liabilities
                      ------------  ------------  ------------  -----------
Employee benefits,
 including postretirement
 medical and ESOP       $  990        $  135        $  964        $  130
Depreciation, capitalized
 interest and transfers of
 tax benefits                -         2,489             -         1,937
Gains on sale and
 leasebacks                335             -           368             -
Rent expense               435             -           411             -
AMT credit carryforwards   210             -           198             -
Other                      758         1,029           773           789
                         -----         -----         -----         -----
                        $2,728        $3,653        $2,714        $2,856
                         =====         =====         =====         =====

     At December 31, 1999, UAL and its subsidiaries had $210 million of federal AMT credits which may be carried forward to reduce the tax liabilities of future years.

(8)   Short-Term Borrowings
      ---------------------
     United has an agreement with a syndicate of banks for a $750 million revolving credit facility expiring in 2002. Interest on drawn amounts under the facility is calculated at floating rates based on the London interbank offered rate ("LIBOR") plus a margin which is subject to adjustment based on certain changes in the credit ratings of United's long-term senior unsecured debt. Among other restrictions, the credit facility contains a covenant that restricts United's ability to grant liens on or otherwise encumber certain identified assets with a market value of approximately $1.1 billion.

     Additionally, United has available $900 million in short-term secured aircraft financing facilities. Interest on drawn amounts under the facilities is calculated at floating rates based on LIBOR plus a margin.

     At December 31, 1999, United had outstanding $61 million under a separate short-term borrowing facility, bearing an average interest rate of 5.72%. Receivables amounting to $233 million were pledged by United to secure repayment of such outstanding borrowings. The maximum available borrowing amount under this arrangement is $227 million.

(9)  Long-Term Debt
     --------------
     A summary of long-term debt, including current maturities, as of December 31 is as follows (interest rates are as of December 31, 1999):

(In Millions)                          1999      1998
-------------                          ----      ----
Secured notes, 5.71% to 8.99%,
 averaging 6.38%, due through 2014   $ 1,229   $ 1,389
Debentures, 9.00% to 11.21%,
 averaging 9.98%, due through 2021       762       785
Promissory notes, 11.00%, due 2000         1        13
Commercial paper, 6.10%, due
 through 2003                            571       591
Special facility bonds, 5.63%, due 2034  190       190
                                      ------    ------
                                       2,753     2,968
                                      ------    ------
Less:  Unamortized discount on debt      (11)      (12)
       Current maturities                (92)      (98)
                                      ------    ------
                                     $ 2,650   $ 2,858
                                      ======    ======

     In addition to scheduled principal payments, in 1999 the Company repaid $23 million in principal amount of debentures prior to maturity. The debentures were scheduled to mature through 2021. An extraordinary loss of $3 million, net of tax benefits of $2 million was recorded reflecting amounts paid in excess of the debt carrying value.

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

     In 1997, the California Statewide Communities
Development Authority (the "Authority") issued $190 million in special facilities revenue bonds to finance the acquisition and construction of certain facilities at the Los Angeles International Airport which United guarantees payment of under a payment agreement with the Authority.
The bond proceeds are restricted to expenditures on the Los
Angeles facilities and unspent amounts are classified as other assets in the balance sheet.

     At December 31, 1999, United had outstanding a total of $1.307 billion of long-term debt bearing interest rates at 22 to 47.5 basis points over LIBOR.

     Maturities of long-term debt for each of the four years after 2000 are: 2001 - $83 million; 2002 - $597 million;
2003 - $681 million; and 2004 - $302 million. Various assets, principally aircraft, having an aggregate book value of $1.348 billion at December 31, 1999, were pledged as security under various loan agreements.


(10)  Lease Obligations
      -----------------
     The Company leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, real estate, office and computer equipment and vehicles.

     Future minimum lease payments as of December 31, 1999, under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year are as follows:

(In Millions)                    Operating Leases        Capital
                             Aircraft    Non-aircraft     Leases
                             --------    ------------    -------
Payable during -
   2000                      $   912       $  458         $  350
   2001                          884          442            445
   2002                          871          401            385
   2003                          912          389            286
   2004                          946          376            296
   After 2004                  9,874        5,628          1,906
                              ------       ------         ------
Total minimum lease payments $14,399       $7,694          3,668
                              ======       ======
Imputed interest (at rates of 5.3% to 12.2%               (1,141)
                                                          ------
Present value of minimum lease payments                    2,527
Current portion                                             (190)
                                                          ------
Long-term obligations under capital leases               $ 2,337
                                                          ======

     As of December 31, 1999, United leased 317 aircraft, 76 of which were under capital leases. These leases have terms of 10 to 26 years, and expiration dates range from 2000 through 2020.

     In connection with the financing of certain aircraft accounted for as capital leases, United had on deposit at December 31, 1999 an aggregate 39 billion yen ($379 million), 326 million German marks ($167 million), 64 million French francs ($10 million), 27 million Euro ($27 million) and $11 million in certain banks and had pledged an irrevocable security interest in such deposits to certain of the aircraft lessors. These deposits will be used to pay off an equivalent amount of recorded capital lease obligations.

     Amounts charged to rent expense, net of minor amounts of sublease rentals, were $1.412 billion in 1999, $1.385 billion in 1998 and $1.416 billion in 1997. Included in 1999 rental expense was $11 million in contingent rentals, resulting from changes in interest rates for operating leases under which the rent payments are based on variable interest rates.



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

     The fair value of the Preferred Securities at December
31, 1999 and 1998 was $83 and $90 million, respectively.

(12)  Serial Preferred Stock
      ----------------------
     At December 31, 1999, UAL had outstanding 3,203,177 depositary shares, each representing 1/1000 of one share of Series B 12 1/4% preferred stock, with a liquidation preference of $25 per depositary share ($25,000 per Series B preferred share) and a stated capital of $0.01 per Series B preferred share. Under its terms, any portion of the Series B preferred stock or the depositary shares is redeemable for cash after July 11, 2004, at UAL's option, at the equivalent of $25 per depositary share, plus accrued dividends. The Series B preferred stock is not convertible into any other securities, has no stated maturity and is not subject to mandatory redemption.

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

(13)  ESOP Preferred Stock
      --------------------
     The following activity related to UAL's outstanding
ESOP preferred stocks (see Note 2 for a description of the ESOPs):

                             Class 1 ESOP  Class 2 ESOP   ESOP Voting
                             ------------  ------------   -----------
Balance December 31, 1996     6,950,462      644,510       4,422,436
                              ---------      -------       ---------
 Shares issued                1,848,629      242,877       3,073,969
 Converted to common           (146,473)     (81,127)       (229,999)
                              ---------      -------       ---------
Balance December 31, 1997     8,652,618      806,260       7,266,406
                              ---------      -------       ---------
 Shares issued                2,011,812      177,166       3,073,969
 Converted to common           (213,061)    (116,104)       (331,620)
                             ----------      -------      ----------
Balance December 31, 1998    10,451,369      867,322      10,008,755
                             ----------      -------      ----------
 Shares issued                1,955,756      227,689       3,073,969
 Converted to common           (306,662)    (146,975)       (457,401)
                             ----------      -------      ----------
Balance December 31, 1999    12,100,463      948,036      12,625,323
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

14)  Common Stockholders' Equity
     ---------------------------
     Changes in the number of shares of UAL common stock outstanding during the years ended December 31 were as follows:

                                     1999        1998        1997
                                     ----        ----        ----
Shares outstanding at
 beginning of year                51,804,653  57,320,486  58,817,480
Stock options exercised              939,262     382,136     840,100
Shares issued from treasury
 under compensation arrangements      89,745      11,944      28,224
Shares acquired for treasury      (3,877,912) (7,237,975) (3,269,393)
Forfeiture of restricted stock        (5,800)     (7,600)    (25,120)
Conversion of ESOP preferred stock 1,814,731   1,316,786     911,300
Other                                 11,904      18,876      17,895
                                  ----------  ----------  ----------
Shares outstanding at end of year 50,776,583  51,804,653  57,320,486
                                  ==========  ==========  ==========

     During 1999, 1998 and 1997, the Company repurchased
3,754,802, 7,061,109 and 2,881,092 shares of common stock,
respectively, at a total purchase price of $261 million, $459 million and $250 million, respectively.

(15)  Stock Options and Awards
      ------------------------
     The Company has granted options to purchase common stock to various officers and employees. The option price for all stock options is at least 100% of the fair market value of UAL common stock at the date of grant. Options generally vest and become exercisable in four equal, annual installments beginning one year after the date of grant, and generally expire in ten years.

     As a result of the 1994 recapitalization, all outstanding options became fully vested at the time of the transaction and the holders of such options became eligible to utilize the cashless exercise features of stock options. Under a cashless exercise, the Company withholds, at the election of the optionee, from shares that would otherwise be issued upon exercise, that number of shares having a fair market value equal to the exercise price and/or related income taxes. For outstanding options eligible for cashless exercise, changes in the market price of the stock are charged (credited) to earnings currently. The expense (credit) recorded for such eligible options was $4 million in 1999, $(7) million in 1998 and $14 million in 1997.

     Stock options which were outstanding at the time of the recapitalization are exercisable for shares of old common stock, each of which is in turn converted into two shares of new common stock and $84.81 in cash upon exercise. Subsequent to the recapitalization, the Company granted stock options which are exercisable for shares of new common stock.

     The Company has also awarded shares of restricted stock to officers and key employees. These shares generally vest over a five-year period and are subject to certain transfer restrictions and forfeiture under certain circumstances prior to vesting. Unearned compensation, representing the fair market value of the stock at the measurement date for the award, is amortized to salaries and related costs over the vesting period. During 1999 and 1997, respectively, 75,000 and 5,000 shares of restricted stock were issued from treasury. No shares were issued in 1998. As of December 31, 1999, 154,400 shares were restricted and still
nonvested.   Additionally, 277,250 shares were reserved for
future awards under the plan.

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

                                          1999     1998     1997
                                          ----     ----     ----
Net income (millions)      As reported  $ 1,235   $  821   $  949
                           Pro forma    $ 1,219   $  812   $  944

Basic earnings per share   As reported  $ 21.20   $12.71   $14.83
                           Pro forma    $ 20.89   $12.55   $14.75

Diluted earnings per share As reported  $  9.94   $ 6.83   $ 8.95
                           Pro forma    $  9.79   $ 6.74   $ 8.94

     The weighted-average grant date fair value of restricted shares issued was $69.51 for shares issued in 1999 and $87.44 for shares issued in 1997. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                            1999     1998     1997
                            ----     ----     ----
Risk-free interest rate      5.2%     5.6%     6.4%
Dividend yield               0.0%     0.0%     0.0%
Volatility                  34.0%    33.0%    32.0%
Expected life (years)        4.0      4.0      4.0

     Stock option activity for the past three years was as follows:

                            1999                1998                1997
                            ----                ----                ----
Old Share Options:            Wtd Avg             Wtd Avg             Wtd Avg
                     Shares  Exer Price  Shares  Exer Price  Shares  Exer Price
                     ------  ----------  ------  ----------  ------  ----------
Outstanding at
 beginning of year  118,475   $121.64   168,393   $121.65   356,118    $120.80
Exercised           (42,125)  $130.53   (49,918)  $121.67  (187,725)   $120.03
                    -------             -------             -------
Outstanding at
 end of year         76,350   $116.74   118,475   $121.64   168,393    $121.65

Options exercisable
 at year-end         76,350   $116.74   118,475   $121.64   168,393    $121.65

                              1999                1998                1997
                              ----                ----                ----
New Share Options:              Wtd Avg             Wtd Avg             Wtd Avg
                       Shares  Exer Price  Shares  Exer Price  Shares  Exer Price
                       ------  ----------  ------  ----------  ------  ----------
Outstanding at
 beginning of year   5,411,836   $45.07  4,749,612   $36.27  4,828,990   $31.64
Granted              2,081,600   $64.29  1,064,200   $81.40    449,100   $77.86
Exercised             (855,012)  $25.67   (282,300)  $28.79   (464,650)  $25.58
Terminated            (124,715)  $70.74   (119,676)  $57.12    (63,828)  $57.45
                     ---------           ---------           ---------
Outstanding at
 end of year         6,513,709   $53.27  5,411,836   $45.07  4,749,612   $36.27

Options exercisable
 at year-end         3,240,210   $38.26  3,400,607   $29.97  2,518,238   $26.63

Reserved for future
 grants at year-end  1,466,019           3,422,904           4,397,428

Wtd avg fair value
 of options granted
 during the year            $22.31              $27.95              $27.40

     The following information related to stock options outstanding as of December 31, 1999:

                                    Options Outstanding                      Options Exercisable
                                    -------------------                      -------------------
                                     Weighted-Average
    Range of       Outstanding at       Remaining     Weighted-Average  Exercisable at   Weighted-Average
Exercise Prices  December 31, 1999   Contractual Life  Exercise Price  December 31, 1999  Exercise Price
---------------  -----------------   ---------------- ---------------- ----------------- ----------------
Old Share Options:
  $91 to 153          76,350             2.0 years        $116.74            76,350          $116.74

New Share Options:
  $20 to 29        1,940,940             4.6 years        $ 22.88         1,940,940          $ 22.88
  $37 to 57        1,175,747             6.3 years        $ 52.69           877,248          $ 52.37
  $60 to 69        1,918,800             9.2 years        $ 62.75            30,000          $ 63.29
  $70 to 88        1,478,222             8.3 years        $ 81.33           392,022          $ 80.96
                   ---------                                              ---------
                   6,513,709                                              3,240,210

(16)  Retirement and Postretirement Plans
      -----------------------------------
     The Company has various retirement plans, both defined benefit and defined contribution, which cover substantially all employees. The Company also provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to retirees. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

     The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the statement of financial position for the defined benefit and other postretirement plans as of December 31:

(In Millions)
Change in Benefit Obligation   Pension Benefits     Other Benefits
----------------------------   ----------------     --------------
                                1999      1998      1999      1998
                                ----      ----      ----      ----
Benefit obligation at
 beginning of year            $8,038    $7,272    $1,626    $1,706
Service cost                     295       276        53        48
Interest cost                    583       533       116       109
Plan participants' contributions   1         1         7         -
Amendments                         1         1         -         -
Actuarial (gain) loss         (1,161)      274      (254)     (169)
Foreign currency exchange
 rate changes                     12        13         -         -
Benefits paid                   (388)     (332)      (83)      (68)
                               -----     -----     -----     -----
Benefit obligation at
 end of year                  $7,381    $8,038    $1,465    $1,626
                               =====     =====     =====     =====

Change in Plan Assets
---------------------
                                1999      1998      1999      1998
                                ----      ----      ----      ----
Fair value of plan assets
 at beginning of year         $7,654    $6,859     $ 112     $ 107
Actual return on plan assets   1,255       934         6         8
Employer contributions           175       187        71         -
Plan participants' contributions   1         1         7         -
Foreign currency exchange
 rate changes                      4         5         -         -
Benefits paid                   (388)     (332)      (83)       (3)
                               -----     -----      ----      ----
Fair value of plan assets
 at end of year               $8,701    $7,654     $ 113     $ 112
                               =====     =====      ====      ====

Funded status                 $1,320    $ (384)  $(1,352)  $(1,514)
Unrecognized actuarial
 (gains) losses               (1,870)     (122)     (229)       19
Unrecognized prior
 service costs                   604       660         -         -
                               -----     -----     -----     -----
Net amount recognized         $   54    $  154   $(1,581)  $(1,495)
                               =====     =====     =====     =====

Amounts recognized in the statement
 of financial position consist of:
                                1999      1998      1999      1998
                                ----      ----      ----      ----
Prepaid (accrued) benefit cost $  54    $  154   $(1,581)  $(1,495)
Accrued benefit liability       (151)     (274)        -         -
Intangible asset                 148       271         -         -
Accumulated other
 comprehensive income              3         3         -         -
                                ----     -----     -----     -----
Net amount recognized          $  54    $  154   $(1,581)  $(1,495)
                                ====     =====     =====     =====

Weighted-average assumptions    1999      1998      1999      1998
                                ----      ----      ----      ----
Discount rate                   8.25%     7.00%     7.00%     7.00%
Expected return on plan assets  9.75%     9.75%     8.00%     8.00%
Rate of compensation increase   4.10%     4.05%       -         -


     The assumed health care cost trend rates for gross claims paid were 4.0% and 5.0% for 1999 and 1998, respectively.

     The net periodic benefit cost included the following components:

(In Millions)                     Pension Benefits         Other Benefits
                               1999    1998    1997     1999    1998    1997
                               ----    ----    ----     ----    ----    ----
Service cost                  $ 295   $ 276   $ 232    $  53   $  48   $  44
Interest cost                   583     533     477      116     109     107
Expected return on plan assets (665)   (581)   (531)      (9)     (8)     (8)
Amortization of prior service
 cost including transition
 obligation/(asset)              57      57      36        -       -       -
Recognized actuarial (gain)/loss  1       9       1       (5)     (4)     (5)
                               ----    ----    ----     ----    ----    ----
Net period benefit cost       $ 271   $ 294   $ 215    $ 155   $ 145   $ 138
                               ====    ====    ====     ====    ====    ====

     Total pension expense for all retirement plans
(including defined contribution plans) was $285 million in 1999, $304 million in 1998 and $229 million in 1997.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets were $500 million, $444 million, and $47 million, respectively, as of December 31, 1999, and $1.688 billion, $1.510 billion, and $1.118 billion, respectively, as of December 31, 1998.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care trend rate would have the following effects:

(In Millions)                                 1% Increase  1% Decrease
-------------                                 -----------  -----------
Effect on total service and interest cost         $ 28        $ 23
Effect on postretirement benefit obligation       $186        $154

     Changes in interest rates or rates of inflation may impact the assumptions used in the valuation of pension obligations and postretirement obligations including discount rates and rates of increase in compensation, resulting in increases or decreases in United's pension and postretirement liabilities and pension and postretirement costs.

(17)  Financial Instruments and Risk Management
      -----------------------------------------
     See Item 7A. Quantitative and Qualitative Disclosures
About Market Risk ("Item 7A") for a discussion of the Company's foreign currency and fuel price risk management activities, and the fair value of all significant financial instruments.

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

Financial Guarantees
     Special facility revenue bonds have been issued by certain municipalities to build or improve airport and maintenance facilities leased by United. Under the lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. At December 31, 1999, $1.274 billion principal amount of such bonds was outstanding. As of December 31, 1999, UAL and United had jointly guaranteed $35 million of such bonds and United had guaranteed $1.258 billion of such bonds, including accrued interest. The payments required to satisfy these obligations are included in the future minimum lease payments disclosed in Note 10, "Lease Obligations."

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

(18)  Commitments, Contingent Liabilities and Uncertainties
      -----------------------------------------------------
     The Company has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and its prior experience, that the ultimate disposition of these contingencies is not expected to materially affect UAL's consolidated financial position or results of operations. UAL records liabilities for legal and environmental claims against it in accordance with generally accepted accounting principles. These amounts are recorded based on the Company's assessments of the likelihood of their eventual settlements. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

     At December 31, 1999, commitments for the purchase of
property and equipment, principally aircraft, approximated
$4.4 billion, after deducting advance payments.  An
estimated $2.0 billion will be spent in 2000, $1.8 billion
in 2001 and $0.6 billion in 2002.   The major commitments
are for the purchase of A319, A320, B747, B767, and B777 aircraft, which are scheduled to be delivered through 2002.
These commitments, combined with aircraft retirements, are part of the Company's plan to eventually increase the fleet to an expected 645 aircraft at the end of 2001.

     In connection with the construction of the Indianapolis Maintenance Center, United agreed to spend an aggregate $800 million on capital investments by the year 2001 and employ at least 7,500 individuals by the year 2004. In the event such targets are not reached, United may be required to make certain payments to the city of Indianapolis and state of Indiana.

     Approximately 79% of United's employees are represented by various labor organizations. The labor contracts with the Air Line Pilots' Association and the International Association of Machinists and Aerospace Workers become amendable in April and July 2000, respectively. The Company is currently in the process of negotiating these contracts. The contract with the Association of Flight Attendants becomes amendable in 2006. See Other Information, "Labor Agreements and Wage Adjustments" in Management's Discussion and Analysis of Financial Condition and Results of Operations for details.

(19)  Segment Information
      -------------------
     United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, Latin America and Europe. These regions constitute United's four reportable segments. The accounting policies for each of these segments are the same as those described in Note 1, "Summary of Significant Accounting Policies," except that segment financial information has been prepared using a management approach which is consistent with how the Company's management internally disaggregates financial information for the purpose of making internal operating decisions. UAL evaluates performance based on United's fully distributed earnings before income taxes and gains on sales. Revenues are attributed to each reportable segment based on the allocation guidelines provided by the U.S. Department of Transportation, which classifies flights between the U.S. and foreign designations as part of each respective region. A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)                                Year Ended December 31, 1999
-------------                                ----------------------------
                                                                 Reportable
                                                Latin             Segment          Consolidated
                            Domestic  Pacific  America  Atlantic   Total    Other      Total
                            --------  -------  -------  -------- ---------  -----  ------------
Revenue                     $12,516   $ 2,691   $ 787    $1,973   $17,967   $ 60    $ 18,027
Interest income                  40        14       4        10        68      -          68
Interest expense                217        79      21        55       372    (10)        362
Equity in earnings of
 affiliates                      21         9       2         5        37      -          37
Depreciation and amortization   550       145      42       115       852     15         867
Fully distributed earnings
 before income taxes &
 gains on sales               1,460       171      49       230     1,910     57       1,967

(In Millions)                                Year Ended December 31, 1998
-------------                                ----------------------------
                                                                 Reportable
                                                Latin             Segment          Consolidated
                            Domestic  Pacific  America  Atlantic   Total    Other      Total
                            --------  -------  -------  -------- ---------  -----  ------------
Revenue                     $11,997   $ 2,843   $ 832    $1,846   $17,518   $ 43      $17,561
Interest income                  33        14       3         8        58      1           59
Interest expense                207        84      22        49       362     (7)         355
Equity in earnings of
 affiliates                      41        17       4        10        72      -           72
Depreciation and amortization   520       145      45        95       805    (12)         793
Fully distributed earnings
 before income taxes          1,641        63      68       277     2,049     36        2,085

(In Millions)                                Year Ended December 31, 1997
-------------                                ----------------------------
                                                                 Reportable
                                                Latin             Segment          Consolidated
                            Domestic  Pacific  America  Atlantic   Total    Other      Total
                            --------  -------  -------  -------- ---------  -----  ------------
Revenue                     $11,214   $3,552    $ 824   $ 1,745   $17,335   $ 43     $17,378
Interest income                  29       13        3         6        51      1          52
Interest expense                166       73       15        36       290     (4)        286
Equity in earnings of
 affiliates                      38       17        3         8        66      -          66
Depreciation and amortization   474      159       38        76       747    (23)        724
Fully distributed earnings
 before income taxes &
 gains on sales               1,189      512      109       287     2,097     36       2,133

(In Millions)                            1999      1998      1997
-------------                            ----      ----      ----
Total fully distributed earnings
 for reportable segments              $ 1,910   $ 2,049   $ 2,097
  Gains on sales                          731         -       378
  UAL subsidiary earnings                  57        36        36
  Less:  ESOP compensation expense        756       829       987
                                       ------    ------    ------
Total earnings before income taxes
 distributions on preferred securities
 and extraordinary item               $ 1,942   $ 1,256   $ 1,524
                                       ======    ======    ======

     UAL's operations involve an insignificant level of dedicated revenue producing assets by reportable segment. The overwhelming majority of UAL's revenue producing assets can be deployed in any of the four reportable segments. UAL has significant intangible assets related to the acquisition of its Atlantic and Latin America route authorities.

(20)  Statement of Consolidated Cash Flows - Supplemental
      Disclosures
      ---------------------------------------------------
     Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

(In Millions)                        1999     1998     1997
-------------                        ----     ----     ----
Cash paid during the year for:
 Interest (net of amounts
  capitalized)                      $ 260    $ 234    $ 152
 Income taxes                         296      160      362

Non-cash transactions:
 Capital lease obligations incurred   482      701      643
 Long-term debt incurred in connection
  with additions to equipment           -        -      185
 Note receivables recorded in
  connection with the sale of
  equipment and leasehold improvements  -        -       61
 Increase (decrease) in pension
  intangible assets                  (123)     (15)     200
 Net unrealized gain on
  investment in affiliates            356        -        -

(21)  Selected Quarterly Financial Data (Unaudited)
      ---------------------------------------------

(In Millions)                        1st     2nd     3rd     4th
                                   Quarter Quarter Quarter Quarter    Year
                                   ------- ------- ------- -------    ----
1999:
Operating revenues                  $4,160  $4,541  $4,845  $4,481  $18,027
Earnings from operations               146     433     619     193    1,391
Earnings before extraordinary item      78     672     359     129    1,238
Extraordinary loss on early
  extinguishment of debt                 -      (3)      -       -       (3)
Net earnings                        $   78  $  669  $  359  $  129  $ 1,235
Per share amounts, basic:
 Earnings before extraordinary item $ 0.91  $12.26  $ 6.18  $ 1.85  $ 21.26
 Extraordinary loss on early
   extinguishment of debt                -   (0.05)      -       -   (0.06)
 Net earnings                       $ 0.91  $12.21  $ 6.18  $ 1.85  $ 21.20
Net earnings per share, diluted     $ 0.44  $ 5.78  $ 2.89  $ 0.84  $  9.94

1998:
Operating revenues                  $4,055  $4,442  $4,783  $4,281  $17,561
Earnings from operations               123     470     695     191    1,478
Net earnings                        $   61  $  282  $  425  $   54  $   821
Earnings per share, basic           $ 0.60  $ 4.43  $ 6.91  $ 0.53  $ 12.71
Earnings per share, diluted         $ 0.34  $ 2.44  $ 3.71  $ 0.27  $  6.83

     The sum of quarterly earnings per share amounts is not the same as annual earnings per share amounts because of changing numbers of shares outstanding.

     During the second quarter of 1999, UAL recognized a pre-tax gain of $669 million on the sale of a portion of its investment in Galileo. Additionally, in the fourth quarter 1999, UAL recognized a pre-tax gain of $62 million on the sale of a portion of its investment in Equant. (See Note 6, "Investments").



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                            PART III
                            --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item is incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders. Information regarding the executive officers is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION.

     Information required by this item is incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

     Information required by this item is incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.


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

     Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998, and 1997.

     All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits. The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K, and is incorporated herein by this reference. Each of Exhibits 10.30 through 10.41 listed in the Exhibit Index is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K.

     Form 8-K dated October 19, 1999 to report a press release in which UAL Corporation announced a strategic investment in Air
Canada.

     Form 8-K dated October 20, 1999 to report a cautionary statement for purposes of the "Safe Harbor for Forward Looking
Statements" provision of the Private Securities Litigation Reform
Act.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2000.

                         UAL CORPORATION



                              By:  /s/ James E. Goodwin
                                   --------------------
                                   James E. Goodwin
                                   Chairman of the Board and Chief
                                   Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 24th day of February 2000 by the following persons on behalf of the registrant and in the capacities indicated.



/s/ James E. Goodwin                  /s/ Douglas A. Hacker
--------------------                  ---------------------
James E. Goodwin                      Douglas A. Hacker
Chairman of the Board and Chief       Executive Vice President and
Executive Officer (principal          Chief Financial Officer
executive officer)                    (principal financial and
                                      accounting officer)

/s/ Rono Dutta                        /s/ Hazel R. O'Leary
--------------                        --------------------
Rono Dutta                            Hazel R. O'Leary
Director                              Director

/s/ John W. Creighton, Jr.            /s/ Deval L. Patrick
--------------------------            --------------------
John W. Creighton, Jr.                Deval L. Patrick
Director                              Director

/s/ Frederick C. Dubinsky             /s/ John F. Peterpaul
-------------------------             ---------------------
Frederick C. Dubinsky                 John F. Peterpaul
Director                              Director

/s/ Richard D. McCormick              /s/ Paul E. Tierney, Jr.
------------------------              ------------------------
Richard D. McCormick                  Paul E. Tierney, Jr.
Director                              Director

/s/ John F. McGillicuddy              /s/ John K. Van de Kamp
------------------------              -----------------------
John F. McGillicuddy                  John K. Van de Kamp
Director                              Director

/s/ James J. O'Connor
---------------------
James J. O'Connor
Director






                    UAL Corporation and Subsidiary Companies

                 Schedule II - Valuation and Qualifying Accounts

                      For the Year Ended December 31, 1999

(In Millions)                                   Additions Charged to
                                    Balance at  --------------------           Balance at
                                    Beginning  Costs and   Other                 End of
     Description                     of Year   Expenses   Accounts  Deductions    Year
     -----------                    ---------  ---------  --------  ---------- ----------
Reserve deducted from asset to which it applies:

 Allowance for doubtful accounts     $  22      $  11      $  -      $  20(1)    $  13
                                       ===        ===        ===        ===        ===
 Obsolescence allowance -
   Flight equipment spare parts      $  39      $   4      $   1     $   (1)(1)  $  45
                                       ===        ===        ===        ===        ===



                                                      F-1
---------------------
(1) Deduction from reserve for purpose for which reserve was created.





                    UAL Corporation and Subsidiary Companies

                 Schedule II - Valuation and Qualifying Accounts

                      For the Year Ended December 31, 1998

(In Millions)                                   Additions Charged to
                                    Balance at  --------------------           Balance at
                                    Beginning  Costs and   Other                 End of
     Description                     of Year   Expenses   Accounts  Deductions    Year
     -----------                    ---------  ---------  --------  ---------- ----------
Reserve deducted from asset to which it applies:

 Allowance for doubtful account       $  15     $  17      $  -      $   10(1)   $  22
                                        ===       ===        ===        ===        ===
 Obsolescence allowance -
   Flight equipment spare parts       $  29     $  36      $   4     $   30(1)   $  39
                                        ===       ===        ===        ===        ===



                                                      F-2

------------------------
(1) Deduction from reserve for purpose for which reserve was created.



                    UAL Corporation and Subsidiary Companies

                 Schedule II - Valuation and Qualifying Accounts

                      For the Year Ended December 31, 1997

(In Millions)                                   Additions Charged to
                                    Balance at  --------------------           Balance at
                                    Beginning  Costs and   Other                 End of
     Description                     of Year   Expenses   Accounts  Deductions    Year
     -----------                    ---------  ---------  --------  ---------- ----------
Reserve deducted from asset to which it applies:

 Allowance for doubtful accounts      $  24     $  17      $  -      $   26(1)   $  15
                                        ===       ===        ===        ===        ===
 Obsolescence allowance -
    Flight equipment spare parts      $  31     $  26      $  5      $   33(2)   $  29
                                        ===       ===        ===        ===        ===



                                             F-3


----------------------
(1) Includes deduction from reserve due to the sale of the Apollo Travel Services Partnership.
(2) Deduction from reserve for purpose for which reserve was created.

                          EXHIBIT INDEX
                          -------------

 3.1    Restated Certificate of Incorporation of UAL Corporation
        ("UAL"), as amended (filed as Exhibit 3.1 to UAL's Form
        10-K for the year ended December 31, 1996 and incorporated herein by reference).

 3.2 By-laws (filed as Exhibit 3.2 to UAL's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

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

 10.10  Seventh Amendment to UAL Corporation Employee Stock
        Ownership Plan, dated as of May 19, 1999.

 10.11  Eighth Amendment to UAL Corporation Employee Stock
        Ownership Plan, dated as of November 10, 1999.

 10.12  Ninth Amendment to UAL Corporation Employee Stock
        Ownership Plan, dated as of October 29, 1999.

 10.13 UAL Corporation Employee Stock Ownership Plan Trust Agreement between UAL Corporation and State Street Bank and Trust Company ("State Street"), effective July 12, 1994 (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.14  UAL Corporation Supplemental ESOP, effective as of July
        12, 1994 (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.15 First Amendment to UAL Corporation Supplemental ESOP, dated February 22, 1995 (filed as Exhibit 10.1 to UAL's
        Form 10-Q for the quarter ended March 31, 1995, as amended, and incorporated herein by reference).

 10.16 Second Amendment to UAL Corporation Supplemental ESOP, dated as of August 17, 1995 (filed as Exhibit 10.2 to
        UAL's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

 10.17 Third Amendment to UAL Corporation Supplemental ESOP, dated as of December 28, 1995 (filed as Exhibit 10.12 to
        UAL's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

 10.18 Fourth Amendment to UAL Corporation Supplemental ESOP, dated as of July 16, 1996 (filed as Exhibit 10.2 to
        UAL's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

 10.19 Fifth Amendment to UAL Corporation Supplemental ESOP, dated as of December 31, 1996 (filed as Exhibit 10.17 to
        UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 10.20 Sixth Amendment to UAL Corporation Supplemental ESOP, dated as of August 11, 1997 (filed as Exhibit 10.4 of UAL's Form 10-Q for the quarter ended September 30, 1997, as amended, and incorporated herein by reference).

 10.21 Seventh Amendment to UAL Corporation Supplemental ESOP, dated as of May 19, 1999.

 10.22 Eighth Amendment to UAL Corporation Supplemental ESOP, dated as of November 10, 1999.

 10.23 Ninth Amendment to UAL Corporation Supplemental ESOP, dated as of October 29, 1999.

 10.24 UAL Corporation Supplemental ESOP Trust Agreement between UAL Corporation and State Street, effective July
        12, 1994 (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.25  Preferred Stock Purchase Agreement, dated as of August
        12, 1998, between UAL Corporation and State Street Bank and Trust Company (filed as Exhibit 10.21 of UAL's Form
        10-K for the year ended December 31, 1998).

 10.26  Preferred Stock Purchase Agreement, dated as of August
        12, 1999, between UAL Corporation and State Street Bank and Trust Company.

 10.27 Class I Junior Preferred Stockholders' Agreement, dated as of June 12, 1994 (filed as Exhibit 10.12 to UAL's
        Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.28  Class SAM Preferred Stockholders' Agreement, dated as of
        July 12, 1994 (filed as Exhibit 10.13 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 10.29 First Refusal Agreement, dated as of July 12, 1994, as amended (filed as Exhibit 10.25 to UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 10.30  UAL Corporation 1981 Incentive Stock Plan, as amended
        March 26, 1998 (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

 10.31  UAL Corporation 1998 Restricted Stock Plan (filed as
        Exhibit 10.1 to UAL's Form 10-Q for the quarter ended
        June 30, 1998 and incorporated herein by reference).

 10.32  UAL Corporation Incentive Compensation and Profit
        Sharing Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

 10.33  United Employees Performance Incentive Plan

 10.34  Summary Description of Compensation and Benefits for
        Directors.

 10.35  UAL Corporation 1995 Directors Plan, as amended June 26,
        1997 (filed as Exhibit 10.1 of UAL's Form 10-Q for the quarter ended September 30, 1997, as amended, and incorporated herein by reference).

 10.36  United Supplemental Retirement Plan (filed as Exhibit
        10.35 of UAL's 10-K for the year ended December 31, 1998 and incorporated herein by reference).

 10.37 Description of Officer Benefits (filed as Exhibit 10.36 of UAL's 10-K for the year ended December 31, 1998 and incorporated herein by reference).

 10.38 Employment Agreement, dated as of April 12, 1999, between UAL Corporation, United Air Lines, Inc. and
        James E. Goodwin (filed as Exhibit 10.1 of UAL's Form 10-
        Q for the quarter ended June 30, 1999 and incorporated herein by reference).

 10.39 Amendment No. 2 to Employment Agreement, dated as of April 5, 1999, between UAL Corporation and Gerald Greenwald (filed as Exhibit 10.2 of UAL's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

 10.40 Form of Restricted Stock Agreement, dated as of July 13, 1999, between UAL Corporation (together with its wholly owned subsidiary, United Air Lines, Inc.) and each of Rono Dutta, Douglas A. Hacker, and Andrew P. Studdert (filed as Exhibit 10.1 of UAL's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

 10.41 Form of Severance Agreement between UAL Corporation and certain officers (filed as Exhibit 10.37 of UAL's Form
        10-K for the year ended December 31, 1998 and incorporated herein by reference).

 10.42 Supplemental Agreement No. 8, dated as of February 10, 1999, to the Agreement dated December 18, 1990, between
        The Boeing Company and United (and United Worldwide Corporation) for acquisition of Boeing 777-200 aircraft
        (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit
        10.2 to UAL's Form 10-K for the year ended December 31, 1993, (iii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits 10.27 and
        10.28 to UAL's Form 10-K for the year ended December 31, 1994, (v) Exhibits 10.2 and 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1995, (vi) Exhibits 10.4, through 10.6 to UAL's Form 10-Q for the quarter ended
        June 30, 1995, (vii) Exhibits 10.37 through 10.40 to
        UAL's Form 10-K for the year ended December 31, 1995,
        (viii) Exhibits 10.9 through 10.12 and 10.17 through
        10.19 to UAL's Form 10-Q for the quarter ended June 30, 1996, (ix) Exhibit 10.38 to UAL's Form 10-K for the year ended December 31, 1998, (x) Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 1999, and (xi) and
        Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)).

 10.43 Supplemental Agreement No. 13, dated as of February 10, 1999, to the Agreement dated December 18, 1990, between The Boeing Company and United for acquisition of Boeing 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as
        Exhibit 10.8 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1991,
        (ii) Exhibits 10.3 through 10.6 and Exhibit 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993,
        (iii) Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (v) Exhibits 10.29 and 10.30 to UAL's Form 10-K for the year ended December 31, 1994, (vi) Exhibits 10.4 through 10.8 to UAL's
        Form 10-Q for the quarter ended March 31, 1995,
        (vii) Exhibits 10.7 and 10.8 to UAL's Form 10-Q for the quarter ended June 30, 1995, (viii) Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 1995,
        (ix) Exhibits 10.4 through 10.8 and Exhibit 10.17 to UAL's Form 10-Q for the quarter ended June 30, 1996, (x) Exhibits 10.1 through 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1997, (xi) Exhibits 10.47 and
        10.48 to UAL's Form 10-K for the year ended December 31, 1998, and (xii) Exhibit 10.2 of UAL's Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference)).

 10.44 Letter Agreement No. 6-1162-PJG-064, Pratt and Whitney Engine Model PW4074 Surge Mapping, dated as of December 8, 1999, to Purchase Agreement No. 1663 dated December 18, 1990, between Boeing and United Air Lines, Inc. for acquisition of Boeing 777-200 aircraft. (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 1993, (iii)
        Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits 10.27 and 10.28 to UAL's Form 10-K for the year ended December 31, 1994, (v) Exhibits 10.2 and 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1995, (vi) Exhibits 10.4, through 10.6 to UAL's Form 10-Q for the quarter ended June 30, 1995, (vii) Exhibits 10.37 through 10.40 to UAL's Form 10-K for the year ended December 31, 1995,
        (viii) Exhibits 10.9 through 10.12 and 10.17 through
        10.19 to UAL's Form 10-Q for the quarter ended June 30, 1996, (ix) Exhibit 10.38 to UAL's Form 10-K for the year ended December 31, 1998, (x) Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 1999, and (xi) and
        Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 1999. (Exhibit 10.44 hereto is filed with a request for confidential treatment of certain portions thereof.)

 12     Computation of Ratio of Earnings to Fixed Charges.

 12.1   Computation of Ratio of Earnings to Fixed Charges and
        Preferred Stock Dividend Requirements.

 21     List of UAL's subsidiaries

 23     Consent of Independent Public Accountants

 27     Financial Data Schedule

 99     Annual Report on Form 11-K for Employees' Stock Purchase
        Plan of UAL Corporation