Form 10-K/A
period 1998-12-31
UAL CORP /DE/
filed 2000-04-04
CIK 100517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A
                        (Amendment No. 1)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $ 2,669,055,228.
as of March 20, 2000. The number of shares of common stock outstanding as of March 20, 2000 was 49,885,538.

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

      3. Exhibits. The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K, and is incorporated herein by this reference. Each of Exhibits 10.25 through 10.37 listed in the Exhibit Index is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

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

      Prusuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of April, 2000.


                              UAL CORPORATION

                              By:  /s/ Douglas A. Hacker
                                   ---------------------
                              Douglas A. Hacker
                              Executive Vice President and
                              Chief Financial Officer





April 4, 2000


                          EXHIBIT INDEX
                          -------------

 *3.1   Restated Certificate of Incorporation of UAL Corporation
        ("UAL"), as amended (filed as Exhibit 3.1 to UAL's Form
        10-K for the year ended December 31, 1996 and incorporated herein by reference).

 *3.2 By-laws (filed as Exhibit 3.2 to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 *4.1   Deposit Agreement dated as of July 12, 1994 between UAL
        Corporation and holders from time to time of Depository
        Receipts described herein (filed as Exhibit 4.2 to UAL's
        Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 *4.2 Indenture dated as of December 20, 1996 between UAL Corporation and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.2 to UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 *4.3   Officer's Certificate relating to UAL's 13-1/4% Junior
        Subordinated Debentures due 2026 (filed as Exhibit 4.3
        to UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 *4.4   Form of UAL's 13-1/4% Junior Subordinated Debenture due
        2026 (filed as Exhibit 4.4 to UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 *4.5 Guarantee Agreement dated as of December 30, 1996 with respect to the 13-1/4% Trust Originated Preferred
        Securities of UAL Corporation Capital Trust I (filed as
        Exhibit 4.5 to UAL's Form 10-K for the year ended
        December 31, 1996 and incorporated herein by reference).

 *4.6 Amended and Restated Declaration of Trust of UAL Corporation Capital Trust I dated as of December 30, 1996 (filed as Exhibit 4.6 to UAL's Form 10-K for year ended December 31, 1996 and incorporated herein by reference).

        UAL's indebtedness under any single instrument does not exceed 10% of UAL's total assets on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

 *10.1 Amended and Restated Agreement and Plan of Recapitalization, dated as of March 25, 1994 (the "Recapitalization Agreement"), as amended, among UAL Corporation, the Air Line Pilots Association, International ("ALPA") and the International Association of Machinists and Aerospace Workers ("IAM") (filed as Exhibit A to Exhibit 10.1 of UAL's Form 8-K dated June 2, 1994 and incorporated herein by reference; amendment thereto filed as Exhibit 10.1 of UAL's Form 8-K dated June 29, 1994 and incorporated herein by reference).

 *10.2  Agreement, dated as of July 16, 1996, pursuant to
        Section 1.6q of the Recapitalization Agreement among
        UAL, ALPA and IAM (filed as Exhibit 10.3 to UAL's Form
        10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

 *10.3 UAL Corporation Employee Stock Ownership Plan, effective as of July 12, 1994 (filed as Exhibit 10.1 to UAL's Form
        10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 *10.4 First Amendment to UAL Corporation Employee Stock Ownership Plan, dated December 28, 1994 (filed as
        Exhibit 10.39 to UAL's Form 10-K for the year ended December 31, 1994, as amended, and incorporated herein by reference).

 *10.5  Second Amendment to UAL Corporation Employee Stock
        Ownership Plan, dated as of August 17, 1995 (filed as
        Exhibit 10.1 to UAL's Form 10-Q for the quarter ended
        September 30, 1995 and incorporated herein by reference).

 *10.6  Third Amendment to UAL Corporation Employee Stock
        Ownership Plan, dated as of December 28, 1995 (filed as
        Exhibit 10.7 to UAL's Form 10-K for the year ended
        December 31, 1996 and incorporated herein by reference).

 *10.7 Fourth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of July 16, 1996 (filed as
        Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

 *10.8  Fifth Amendment to UAL Corporation Employee Stock
        Ownership Plan, dated as of December 31, 1996 (filed as
        Exhibit 10.10 of UAL's Form 10-K for the year ended
        December 31, 1996 and incorporated herein by reference).

 *10.9 Sixth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of August 11, 1997 (filed as
        Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 1997, as amended, and incorporated herein by reference).

 *10.10 UAL Corporation Employee Stock Ownership Plan Trust
        Agreement between UAL Corporation and State Street Bank and Trust Company ("State Street"), effective July 12, 1994 (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 *10.12 UAL Corporation Supplemental ESOP, effective as of July
        12, 1994 (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 *10.13 First Amendment to UAL Corporation Supplemental ESOP, dated February 22, 1995 (filed as Exhibit 10.1 to UAL's
        Form 10-Q for the quarter ended March 31, 1995, as amended, and incorporated herein by reference).

 *10.14 Second Amendment to UAL Corporation Supplemental ESOP, dated as of August 17, 1995 (filed as Exhibit 10.2 to
        UAL's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

 *10.15 Third Amendment to UAL Corporation Supplemental ESOP, dated as of December 28, 1995 (filed as Exhibit 10.12 to
        UAL's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

 *10.16 Fourth Amendment to UAL Corporation Supplemental ESOP, dated as of July 16, 1996 (filed as Exhibit 10.2 to
        UAL's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

 *10.17 Fifth Amendment to UAL Corporation Supplemental ESOP, dated as of December 31, 1996 (filed as Exhibit 10.17 to
        UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 *10.18 Sixth Amendment to UAL Corporation Supplemental ESOP, dated as of August 11, 1997 (filed as Exhibit 10.4 of UAL's Form 10-Q for the quarter ended September 30, 1997, as amended, and incorporated herein by reference).

 *10.19 UAL Corporation Supplemental ESOP Trust Agreement between UAL Corporation and State Street, effective July
        12, 1994 (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 *10.20 Preferred Stock Purchase Agreement, dated as of August
        12, 1997, between UAL Corporation and State Street Bank and Trust Company (filed as Exhibit 10.25 of UAL's Form
        10-K for the year ended December 31, 1997 and incorporated herein by reference).

 *10.21 Preferred Stock Purchase Agreement, dated as of August
        12, 1998, between UAL Corporation and State Street Bank and Trust Company.

 *10.22 Class I Junior Preferred Stockholders' Agreement, dated as of June 12, 1994 (filed as Exhibit 10.12 to UAL's
        Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 *10.23 Class SAM Preferred Stockholders' Agreement, dated as of
        July 12, 1994 (filed as Exhibit 10.13 to UAL's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 *10.24 First Refusal Agreement, dated as of July 12, 1994, as amended (filed as Exhibit 10.25 to UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 *10.25 UAL Corporation 1981 Incentive Stock Plan, as amended
        March 26, 1998 (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

 *10.26 UAL Corporation 1998 Restricted Stock Plan (filed as
        Exhibit 10.1 to UAL's Form 10-Q for the quarter ended
        June 30, 1998 and incorporated herein by reference).

 *10.27 UAL Corporation Incentive Compensation and Profit
        Sharing Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

 *10.28 Description of Complimentary Travel and Cargo Carriage
        Benefits for UAL Directors (filed as Exhibit 10.29 to
        UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 *10.29 UAL Corporation 1995 Directors Plan, as amended June 26,
        1997 (filed as Exhibit 10.1 of UAL's Form 10-Q for the quarter ended September 30, 1997, as amended, and incorporated herein by reference).

 *10.30 Employment Agreement between UAL Corporation and Gerald
        Greenwald (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 *10.31 Amendment No. 1 to Employment Agreement between UAL
        Corporation and Gerald Greenwald (filed as Exhibit 10.6
        to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 *10.32 Restricted Stock Deposit Agreement between UAL
        Corporation and Gerald Greenwald (filed as Exhibit 10.7
        to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 *10.33 Non-Qualified Stock Option Agreement between UAL
        Corporation and Gerald Greenwald (filed as Exhibit 10.9
        to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 *10.34 Employment Agreement, dated September 25, 1998, between
        John A. Edwardson and United Air Lines, Inc. and UAL Corporation (filed as Exhibit 10.1 of UAL's 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

 *10.35 United Supplemental Retirement Plan

 *10.36 Description of Officer Benefits.

 10.37 Form of Severance Agreement between UAL Corporation and certain officers.

 *10.38 Supplemental Agreement No. 6 dated as of November 6,
        1998 to the Agreement dated December 18, 1990 between Boeing and United Air Lines, Inc. ("United") (and United Worldwide Corporation) for acquisition of Boeing 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993,
        (ii) Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 1993, (iii) Exhibit 10.14 to UAL's
        Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits 10.27 and 10.28 to UAL's Form 10-K for the year ended December 31, 1994, (v) Exhibits 10.2 and 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1995,
        (vi) Exhibits 10.4, through 10.6 to UAL's Form 10-Q for the quarter ended June 30, 1995, and (vii) Exhibits
        10.37 through 10.40 to UAL's Form 10-K for the year ended December 31, 1995, and (viii) Exhibits 10.9 through 10.12 and 10.17 through 10.19 to UAL's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference)). (Exhibit 10.38 hereto is filed with a request for confidential treatment of certain portions thereof.)

 *10.39 Supplemental Agreement No. 7 dated as of November 6,
        1998 to the 777-200 Purchase Agreement. (Exhibit 10.39 hereto is filed with a request for confidential treatment of certain portions thereof.)

 *10.40 Change Order No. 9 dated as of November 6, 1998 to the
        777-200 Purchase Agreement. (Exhibit 10.40 hereto is filed with a request for confidential treatment of certain portions thereof.)

 *10.41 Change Order No. 9A dated as of November 6, 1998 to the
        777-200 Purchase Agreement. (Exhibit 10.41 hereto is filed with a request for confidential treatment of certain portions thereof.)

 *10.42 Change Order No. 10 dated as of November 6, 1998 to the
        777-200 Purchase Agreement. (Exhibit 10.42 hereto is filed with a request for confidential treatment of certain portions thereof.)

 *10.43 Change Order No. 10A dated as of November 6, 1998 to the
        777-200 Purchase Agreement. (Exhibit 10.43 hereto is filed with a request for confidential treatment of certain portions thereof.)

 *10.44 Letter Agreement No. 6-1162-MDH-638 dated as of January
        5, 1998 to the Agreement dated October 25, 1988 between Boeing and United Air Lines, Inc. ("United") for acquisition of 757-200 aircraft (as previously amended and supplemented, the "757-200 Purchase Agreement" (filed as Exhibit 10(K) to UAL's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference; supplements thereto filed as (i) Exhibits
        10.14 through 10.19 and Exhibit 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994,
        (iii) Exhibit 10.9 to UAL's Form 10-Q for the quarter ended March 31, 1995, and (iv) Exhibits 10.13 through
        10.17 to UAL's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference)). (Exhibit
        10.44 hereto is filed with a request for confidential treatment of certain portions thereof.)

 *10.45 Letter Agreement No. 6-1162-MDH-657 dated as of
        September 29, 1998 to the 757-200 Purchase Agreement. (Exhibit 10.45 hereto is filed with a request for confidential treatment of certain portions thereof.)

 *10.46 Letter Agreement No. 6-1162-MDH-668 dated as of
        September 29, 1998 to the 757-200 Purchase Agreement. (Exhibit 10.46 hereto is filed with a request for confidential treatment of certain portions thereof.)

 *10.47 Letter Agreement No. 6-1162-BRB-132 dated as of January
        5, 1998 to the Agreement dated December 18, 1990 between Boeing and United Air Lines, Inc. ("United") for acquisition of 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as Exhibit 10.8 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits
        10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1991, (ii) Exhibits 10.3 through 10.6 and
        Exhibit 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (iii) Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (v) Exhibits 10.29 and 10.30 to UAL's Form 10-K for the year ended December 31, 1994, (vi) Exhibits 10.4 through 10.8 to UAL's Form 10-Q for the quarter ended March 31, 1995,
        (vii) Exhibits 10.7 and 10.8 to UAL's Form 10-Q for the quarter ended June 30, 1995, (viii) Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 1995,
        (ix) Exhibits 10.4 through 10.8 and Exhibit 10.17 to UAL's Form 10-Q for the quarter ended June 30, 1996, and
        (x) Exhibits 10.1 through 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference)). (Exhibit 10.47 hereto is filed with a request for confidential treatment of certain portions thereof.)

 *10.48 Letter Agreement No. 6-1162-MDH-666 dated as of
        September 29, 1998 to the 747-400 Purchase Agreement. (Exhibit 10.48 hereto is filed with a request for confidential treatment of certain portions thereof.)

 *12.1  Computation of Ratio of Earnings to Fixed Charges.

 *12.2  Computation of Ratio of Earnings to Fixed Charges and
        Preferred Stock Dividend Requirements.

 *21    List of Registrant's subsidiaries (filed as Exhibit 21
        to UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 *23    Consent of Independent Public Accountants.

 *27    Financial Data Schedule.

 *99    Annual Report on Form 11-K for Employees' Stock Purchase
        Plan of UAL Corporation.


*    Previously Filed.