Form 10-Q
period 2000-03-31
UAL CORP /DE/
filed 2000-05-05
CIK 100517

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

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

                      Yes    X            No
                          -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
                    Class                    April 30, 2000
                    -----                    --------------
       Common Stock ($0.01 par value)          49,955,858


   UAL Corporation and Subsidiary Companies Report on Form 10-Q
   ------------------------------------------------------------
               For the Quarter Ended March 31, 2000
               ------------------------------------

Index
-----
PART I. FINANCIAL INFORMATION                               Page No.
------  ---------------------                               --------
        Item 1.   Financial Statements

              Condensed Statements of Consolidated                 3
              Financial Position - as of March 31, 2000
              (Unaudited) and December 31, 1999


              Statements of Consolidated Operations                5
              (Unaudited) - for the three months ended
              March 31, 2000 and 1999


              Condensed Statements of Consolidated                 6
              Cash Flows (Unaudited) - for the three
              months ended March 31, 2000 and 1999


              Notes to Consolidated Financial                      7
              Statements (Unaudited)


        Item 2.   Management's Discussion and Analysis of         10
                  Financial Condition and Results of Operations

        Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                     14


PART II.  OTHER INFORMATION
-------   -----------------

          Item 6.  Exhibits and Reports on Form 8-K               15

Signatures                                                        16
----------

Exhibit Index                                                     17
-------------

               PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          UAL Corporation and Subsidiary Companies
   Condensed Statements of Consolidated Financial Position
                        (In Millions)

                                       March 31,
                                         2000       December 31,
Assets                                (Unaudited)       1999
------                                -----------   ------------
Current assets:
   Cash and cash equivalents           $   400       $   310
   Short-term investments                  393           379
   Receivables, net                      1,494         1,284
   Inventories, net                        327           340
   Deferred income taxes                   215           222
   Prepaid expenses and other              493           400
                                        ------        ------
                                         3,322         2,935
                                        ------        ------

Operating property and equipment:
   Owned                                18,138        17,695
   Accumulated depreciation and
     amortization                       (5,302)       (5,207)
                                        ------        ------
                                        12,836        12,488
                                        ------        ------
   Capital leases                        2,921         3,022
   Accumulated amortization               (566)         (645)
                                        ------        ------
                                         2,355         2,377
                                        ------        ------
                                        15,191        14,865
                                        ------        ------

Other assets:
   Investments in affiliates               431           533
   Intangibles, net                        563           568
   Aircraft lease deposits                 589           594
   Prepaid rent                            577           585
   Other, net                              979           883
                                        ------        ------
                                         3,139         3,163
                                        ------        ------

                                      $ 21,652      $ 20,963
                                        ======        ======

      See accompanying notes to consolidated financial statements.


          UAL Corporation and Subsidiary Companies
   Condensed Statements of Consolidated Financial Position
                        (In Millions)
                                           March 31,
                                             2000       December 31,
Liabilities and Stockholders' Equity      (Unaudited)      1999
------------------------------------      -----------   ------------
Current liabilities:
   Short-term borrowings                   $     -        $    61
   Current portions of long-term debt
     and capital lease obligations             382            282
   Advance ticket sales                      1,824          1,412
   Accounts payable                          1,026            967
   Other                                     3,102          2,689
                                            ------         ------
                                             6,334          5,411
                                            ------         ------
Long-term debt                               2,634          2,650
                                            ------         ------
Long-term obligations under
  capital leases                             2,257          2,337
                                            ------         ------
Other liabilities and deferred credits:
   Deferred pension liability                  115             70
   Postretirement benefit liability          1,527          1,489
   Deferred gains                              968            986
   Other                                     1,859          1,876
                                            ------         ------
                                             4,469          4,421
                                            ------         ------
Company-obligated mandatorily redeemable
 preferred securities of a subsidiary trust     99            100
                                            ------         ------
Preferred stock committed to
 Supplemental ESOP                             798            893
                                            ------         ------

Stockholders' equity:
   Preferred stock                               -              -
   Common stock at par                           1              1
   Additional capital invested               4,340          4,099
   Retained earnings                         2,000          2,138
   Unearned ESOP preferred stock               (47)           (28)
   Accumulated other comprehensive income      257            352
   Treasury stock                           (1,482)        (1,402)
   Other                                        (8)            (9)
                                            ------         ------
                                             5,061          5,151
                                            ------         ------
Commitments and contingent
  liabilities (See note)                    ------         ------

                                          $ 21,652       $ 20,963
                                            ======         ======
      See accompanying notes to consolidated financial statements.


          UAL Corporation and Subsidiary Companies
      Statements of Consolidated Operations (Unaudited)
               (In Millions, Except Per Share)

                                            Three Months
                                           Ended March 31
                                          2000        1999
                                          ----        ----
Operating revenues:
   Passenger                           $ 3,967      $ 3,680
   Cargo                                   217          208
   Other                                   362          272
                                        ------       ------
                                         4,546        4,160
                                        ------       ------
Operating expenses:
   Salaries and related costs            1,424        1,409
   ESOP compensation expense                91          182
   Aircraft fuel                           539          395
   Commissions                             249          283
   Purchased services                      403          379
   Aircraft rent                           222          219
   Landing fees and other rent             229          223
   Depreciation and amortization           232          211
   Special charges                          41            -
   Cost of third-party sales               260          130
   Aircraft maintenance                    189          178
   Other                                   415          405
                                        ------       ------
                                         4,294        4,014
                                        ------       ------
Earnings from operations                   252          146
                                        ------       ------
Other income (expense):
   Interest expense                        (98)         (92)
   Interest capitalized                     20           19
   Interest income                          16           11
   Equity in earnings of affiliates         (1)          24
   Miscellaneous, net                      (12)          15
                                        ------       ------
                                           (75)         (23)
                                        ------       ------
Earnings before income taxes, distributions
  on preferred securities and cumulative
  effect of accounting change              177          123
Provision for income taxes                  66           44
                                        ------       ------
Earnings before distributions on
  preferred securities and cumulative
  effect of accounting change              111           79
Distributions on preferred securities,
  net of tax                                (1)          (1)
Cumulative effect of accounting change,
  net of tax                              (209)           -
                                        ------       ------
Net earnings (loss)                    $   (99)     $    78
                                        ======       ======

Per share, basic:
 Earnings before cumulative effect     $  1.42      $  0.91
 Cumulative effect of accounting
   change, net of tax                    (4.14)           -
                                        ------       ------
 Net earnings (loss)                   $ (2.72)     $  0.91
                                        ======       ======
Per share, diluted:
 Earnings before cumulative effect     $  0.62      $  0.44
 Cumulative effect of accounting
   change, net of tax                    (1.80)           -
                                        ------       ------
 Net earnings (loss)                   $ (1.18)     $  0.44
                                        ======       ======

      See accompanying notes to consolidated financial statements.

          UAL Corporation and Subsidiary Companies
 Condensed Statements of Consolidated Cash Flows (Unaudited)
                        (In Millions)

                                             Three Months
                                            Ended March 31
                                           2000        1999
                                           ----        ----
Cash and cash equivalents at
   beginning of period                   $  310      $  390
                                          -----       -----
Cash flows from operating activities        882         712
                                          -----       -----
Cash flows from investing activities:
 Additions to property and equipment       (556)       (658)
 Proceeds on disposition of
   and equipment                              6         113
 Decrease (increase) in short-term
   investments                              (14)         42
 Other, net                                (113)         (4)
                                          -----       -----
                                           (677)       (507)
                                          -----       -----
Cash flows from financing activities:
 Proceeds from issuance of long-term debt   200         286
 Repayment of long-term debt               (128)       (271)
 Principal payments under capital
   lease obligations                        (58)       (113)
 Purchase of equipment debt certificates
   under Company leases                       -         (47)
 Repurchase of common stock                 (81)        (42)
 Decrease in short-term borrowings          (61)       (134)
 Aircraft lease deposits                      -         (30)
 Other, net                                  13          12
                                          -----       -----
                                           (115)       (339)
                                          -----       -----
Increase (decrease) in cash and
  cash equivalents                           90        (134)
                                          -----       -----

Cash and cash equivalents at
  end of period                          $  400      $  256
                                          =====       =====


Cash paid during the period for:
 Interest (net of amounts capitalized)   $   68      $   55
 Income taxes                            $    4      $   25

Non-cash transactions:
 Capital lease obligations incurred      $    3      $  407

      See accompanying notes to consolidated financial statements.



            UAL Corporation and Subsidiary Companies
     Notes to Consolidated Financial Statements (Unaudited)
     ------------------------------------------------------
The Company
-----------
      UAL Corporation ("UAL") is a holding company whose principal subsidiary is United Air Lines, Inc. ("United").

Interim Financial Statements
----------------------------
      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although UAL believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in UAL's Annual Report on Form 10-K for the year 1999.

Employee Stock Ownership Plans
------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Note 2 of the Notes to Consolidated Financial Statements in the 1999 Annual Report on Form 10-K contains additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1999 were allocated in March 2000 as follows: 434,465 shares of Class 2 ESOP Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 248,572 shares were allocated in "book entry" form under the Supplemental Plan. Also, 2,390,931 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional 626,127 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released by the Company since January 1, 2000.

Income Taxes
------------
      The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, dividends on ESOP Preferred Stock and certain nondeductible items.

Per Share Amounts
-----------------
      Basic earnings per share were computed by dividing net income before cumulative effect by the weighted-average number of shares of common stock outstanding during the year. In addition, diluted earnings per share amounts include potential common shares including common shares issuable upon conversion of ESOP shares committed to be released.

Earnings Attributable to Common              Three Months Ended
  Stockholders (Millions)                         March 31
-------------------------------              ------------------
                                               2000      1999
                                               ----      ----
  Net income before cumulative effect         $ 110     $  78
  Preferred stock dividends and other           (38)      (31)
                                               ----      ----
  Earnings attributable to common
    stockholders (Basic and Diluted)          $  72     $  47
                                               ====      ====
Shares (Millions)
----------------
  Weighted average shares outstanding (Basic)  50.5      51.3
  Convertible ESOP preferred stock             64.7      54.1
  Other                                         0.9       1.3
                                              -----     -----
  Weighted average number of shares (Diluted) 116.1     106.7
                                              =====     =====
Earnings Per Share before Cumulative Effect
-------------------------------------------
  Basic                                       $1.42     $0.91
  Diluted                                     $0.62     $0.44


Segment Information
-------------------
     United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, Latin America and Europe. These regions constitute
United's four reportable segments.

     A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)                     Three Months Ended March 31, 2000
-------------                     ---------------------------------
                                                             Reportable
                                                        Latin  Segment       Consolidated
                          Domestic   Pacific  Atlantic America  Total  Other     Total
                          --------   -------  -------- -------  -----  -----  ----------
Revenue                    $3,190    $ 689    $ 446    $ 208   $4,533   $13     $4,546
Fully distributed earnings
 before income taxes and
 special charges           $  232    $  32    $  11    $  23   $  298   $11     $  309

(In Millions)                     Three Months Ended March 31, 1999
-------------                     ---------------------------------
                                                             Reportable
                                                        Latin  Segment       Consolidated
                          Domestic   Pacific  Atlantic America  Total  Other     Total
                          --------   -------  -------- -------  -----  -----  ----------
Revenue                    $2,887    $ 648     $ 409    $ 206  $4,150   $10     $4,160
Fully distributed earnings
 before income taxes and
 special charges           $  265    $   1     $  16    $  16  $  298   $ 7     $  305

                                               Three Months Ended
                                                    March 31
(In Millions)                                    2000      1999
-------------                                    ----      ----
Total fully distributed earnings
  for reportable segments                       $ 298     $ 298
  Special charges                                 (41)        -
  UAL subsidiary earnings                          11         7
  Less:  ESOP compensation expense                 91       182
                                                 ----      ----
Total earnings before income taxes, distributions
 on preferred securities and cumulative effect
 of accounting change                           $ 177     $ 123
                                                 ====      ====

Other Comprehensive Income
--------------------------
     Total comprehensive income (loss) for the three months ending March 31, 2000 was $(194) million compared to $78 million for the first quarter 1999. Other comprehensive income consisted of net unrealized losses of $95 million in 2000. There was no other comprehensive income in 1999.

Accounting Changes
------------------
     During the first quarter of 2000, UAL changed its method of accounting for the sale of mileage to participating partners in its Mileage Plus program, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Under the new accounting method, a portion of the other revenue from the sale of mileage is deferred and recognized as passenger revenue when the transportation is provided. Accordingly, UAL has recorded a charge of $209 million, net of tax, for the cumulative effect of a change in accounting principle to reflect the application of the accounting method to prior years. This change resulted in a reduction to revenues of approximately $5 million in the first quarter 2000 and would have impacted 1999 first quarter revenues by approximately $7 million. As of March 31, 2000, the deferred revenue balance relating to Mileage Plus was $376 million.

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

      At March 31, 2000, commitments for the purchase of property and equipment, principally aircraft, approximated $4.5 billion, after deducting advance payments. An estimated $1.8 billion will be spent during the remainder of 2000, $1.8 billion in 2001 and $0.9 billion in 2002 and thereafter. The major commitments are for the purchase of A319, A320, B747, B767 and B777 aircraft, which are scheduled to be delivered through 2002.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      UAL's total of cash and cash equivalents and short-term investments was $793 million at March 31, 2000, compared to $689 million at December 31, 1999. Cash flows from operating activities amounted to $882 million. Financing activities included principal payments under debt and capital lease obligations of $128 million and $58 million, respectively. Additionally, the Company issued $200 million in long-term debt during the period to finance the acquisition of aircraft.

      Property additions, including aircraft and aircraft spare parts, amounted to $556 million. Property dispositions resulted in proceeds of $6 million. In the first quarter of 2000, United took delivery of two A320, one B767 and one B777 aircraft. All of these aircraft were purchased. In addition, United retired three DC10 aircraft in the first quarter.

      At March 31, 2000, commitments for the purchase of property and equipment, principally aircraft, approximated $4.5 billion, after deducting advance payments. Of this amount, an estimated $1.8 billion is expected to be spent during the remainder of 2000. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------
      Summary of Results
      ------------------
      UAL's earnings from operations were $252 million in the first quarter of 2000, compared to operating earnings of $146 million in the first quarter of 1999. UAL's net earnings before the cumulative effect of an accounting change were $110 million ($0.62 per share, diluted), compared to net earnings of $78 million in the same period of 1999 ($0.44 per share, diluted).

      The 2000 earnings also include a special charge of $26 million, net of tax, ($0.22 per share, diluted) associated with the asset write-down and losses related to subleases on non-operating British Aerospace Advanced Turbo-Prop ("ATP") aircraft previously used in the United Express operation.

      Management believes that a more complete understanding of UAL's results may be gained by viewing them on a pro forma, "Fully Distributed" basis. This approach considers all ESOP shares which will ultimately be distributed to employees throughout the ESOP (rather than just the shares committed to be released) to be immediately outstanding and thus, Fully Distributed. Consistent with this method, the ESOP compensation expense is excluded from Fully Distributed net earnings and ESOP convertible preferred stock dividends are not deducted from earnings attributable to common stockholders. No adjustments are made to Fully Distributed earnings to reflect future salary increases. A comparison of results reported on a Fully Distributed basis to results reported under generally accepted accounting principles (GAAP) is as follows:

                                   March 31, 2000          March 31, 1999
                                   --------------          --------------
                                  GAAP       Fully        GAAP       Fully
                               (diluted)  Distributed  (diluted)  Distributed
                               ---------  -----------  ---------  -----------
Net income (loss)                $ (99)      $ (44)      $  78      $ 187
                                  ----        ----        ----       ----

Per share, diluted:
 Earnings before special charges
  and cumulative effect of
  accounting change             $ 0.84      $ 1.61       $0.44      $1.54
 Special charges                 (0.22)      (0.22)          -          -
 Cumulative effect of
   accounting change             (1.80)      (1.78)          -          -
                                  ----        ----        ----       ----
 Earnings (loss) per share      $(1.18)     $(0.39)      $0.44      $1.54
                                  ====        ====        ====       ====

      The current relationship of earnings and earnings per share as computed on a GAAP basis versus a Fully Distributed basis may not be representative of the relationship in future periods because of various factors. These factors include, but are not limited to: the dependence of ESOP compensation expense on the common stock price; trends and commitments with respect to wages; and the increasing number of shares assumed outstanding under the GAAP basis during the remainder of the ESOP period. During the year 2000, the shares assumed outstanding under the GAAP basis will approach the number of shares assumed outstanding under the Fully Distributed basis.

      Specific factors affecting UAL's consolidated operations for the first quarter of 2000 are described below.

      First Quarter 2000 Compared with First Quarter 1999.
      ----------------------------------------------------
      Operating revenues increased $386 million (9%) and United's revenue per available seat mile (unit revenue) increased 9% to 10.66 cents. Passenger revenues increased $287 million (8%) due to an 8% increase in yield to 13.58 cents. United's revenue passenger miles remained unchanged, while available seat miles across the system were up 1% over the first quarter of 1999, resulting in a passenger load factor decrease of 0.7 point to 68.2%. The following analysis by market is based on information reported to the U.S. Department of
Transportation:

                                      Increase (Decrease)
                                      -------------------
                Available Seat      Revenue Passenger Miles    Revenue Per Revenue
               Miles (Capacity)            (Traffic)          Passenger Mile (Yield)
               ----------------     -----------------------   ----------------------
Domestic              2%                       1%                        8%
Pacific              (3%)                     (6%)                      12%
Atlantic              3%                       1%                        7%
Latin America       (11%)                     (2%)                       -
  System              1%                       -                         8%

      Cargo revenues increased $9 million (4%), despite a decrease in cargo yield of 4%. Other operating revenues increased $90 million (33%) due to increased fuel sales to third parties, partially offset by the decrease in frequent-flyer program partner-related revenues as a result of a change in accounting principle.


      Operating expenses increased $280 million (7%) and United's cost per available seat mile (unit cost) increased 5%, from 9.49 cents to 10.00 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's unit cost would have been 9.78 cents, an increase of 8% from the 1999 first quarter. ESOP compensation expense decreased $91 million (50%), reflecting the decrease in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's lower common stock price. Aircraft fuel increased $144 million (37%) due to a 34% increase in the cost of fuel from 54.4 cents to 73.0 cents a gallon. Commissions decreased $34 million (12%) due to a change in the commission structure implemented in the fourth quarter of 1999. Depreciation and amortization increased $21 million (10%) due to an increase in the number of owned aircraft. Cost of third-party sales increased $130 million (100%) due to costs associated with fuel sales to third parties.

      Other non-operating expense amounted to $75 million in the first quarter of 2000 compared to $23 million in the first quarter of 1999. Equity in earnings of affiliates decreased $25 million as a result of United discontinuing the equity method of accounting for its investment in Galileo. Miscellaneous, net includes $7 million in losses on currency options and $5 million of other foreign exchange gains in 2000, compared to $14 million in gains on written yen call options and $7 million of other foreign exchange gains in 1999.

LABOR AGREEMENTS
----------------
     On April 12, 2000, the Company's contract with the Air Line Pilots' Association International ("ALPA") became amendable. The Company has been in negotiations with ALPA since December 1998 for a new contract. However, on April 14, 2000, United and ALPA, in a joint meeting with the National Mediation Board ("NMB"), briefed the NMB on the status of negotiations and formally requested their mediation assistance. Under the terms of the Railway Labor Act, United's current agreement will remain in effect while negotiations continue.

E-COMMERCE AND MILEAGE PLUS
---------------------------
      United continues to deliver on its commitment to create shareholder value by further developing its core airline business, enhancing the Company's relationships with its customers and building strategic businesses that leverage the value of the United franchise.

      In January, United announced its intentions to launch an e-commerce subsidiary that will be dedicated to maximizing the sale of travel products over the Internet and Internet- enabled devices. Accordingly, United has established an e-commerce division, consisting of a cross-functional team of nearly 70 employees from United's marketing and technical disciplines to develop and expand lower-cost distribution channels and develop new customer interfaces for enhancing customer service opportunities; ultimately, this group will be transferred to the new subsidiary.

      A major part of this initiative is the recently redesigned united.com web site. Gross air bookings on united.com in the first quarter 2000 grew over 200 percent from the same period last year. Total revenue earned over the Internet reached $153 million in the first quarter compared to $60 million in 1999.
In addition, United continues to build its Internet network by establishing and expanding its partnerships with companies such as GetThere.com, BuyTravel.com and Priceline.com. These investments build upon United's long-standing investments in technology ventures such as Galileo International, Inc. and Equant N.V., which are valued at $384 million and $118 million, respectively at March 31, 2000.

      United's Mileage Plus frequent flyer program continues to grow due to the success of partnerships such as First USA Mileage Plus Visa and Master Card, MCI WorldCom and E*TRADE. Revenue from third-party mileage sales reached $107 million during the first quarter, compared to $91 million in 1999, as adjusted for the change in accounting principle.

OUTLOOK FOR 2000
----------------
     The Company expects the underlying trends that contributed to the strong revenue performance in the first quarter to continue into the second quarter. Total unit revenues are expected to rise between 7 percent and 8.5 percent. Fully distributed unit costs are expected to rise 9.8 percent, based on an average fuel price of 72.5 cents per gallon. Excluding fuel, unit costs are expected to rise 7 percent, as the Company begins returning wages to pre-ESOP levels and implements its commitment to providing all employee groups with competitive compensation.
Based on the revenue and cost projections, the Company expects second quarter fully distributed earnings per share to range between $2.60 and $3.00.

      For the full year, the Company now expects fully distributed earnings per share to range between $8.00 and $10.00, excluding special charges. Unit revenues are estimated to range between 4.5 percent and 6.5 percent higher than 1999. Fully distributed unit costs are expected to be approximately
7.75 percent above 1999 levels, based on an average fuel price of 75 cents per gallon.


      Information included in the above "Outlook for 2000" paragraphs is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. Factors that could significantly impact unit revenues, fully distributed unit costs and fully distributed earnings per share include: industry capacity decisions, the airline pricing environment, fuel prices, the success of the Company's cost-control efforts, the outcome of negotiations of new contracts with union groups, actions of the U.S., foreign and local governments, the Pacific economic environment and travel patterns, foreign currency exchange rate fluctuations, UAL common stock price fluctuations, the economic environment of the airline industry and the general economic environment.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------
      For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative
Disclosures About Market Risk in UAL's Annual Report on Form 10-K for the year 1999. Significant changes which have occurred since year-end are as follows:

Foreign Currency Risk -

(In millions, except               Notional     Average       Estimated
 average contract rates)            Amount   Contract Rate    Fair Value
 ----------------------            --------  -------------    ----------
                                                            (Pay)/Receive*
Forward exchange contracts
 Japanese Yen-Purchased forwards     $ 158      105.64           $  5
             -Sold forwards          $  75      108.99           $  -
 Hong Kong Dollar-Sold forwards      $  73        7.83           $  -
 French Franc-Purchased forwards     $  50        5.05           $ (2)
 Euro-Purchased forwards             $ 117        1.37           $ (6)

Currency options
 Japanese Yen-Purchased put options  $ 423      103.66           $ 10
 Australian Dollar-Purchased put
   options                           $ 106        0.61           $  3
 British Pound-Purchased put options $  62        1.53           $  -
 Euro-Purchased put options          $ 107        0.98           $  3
 Correlation Basket Option-Sold      $ 698         N/A           $ (5)

Price Risk (Aircraft fuel) -

(In millions, except               Notional     Average       Estimated
 average contract rates)            Amount   Contract Rate    Fair Value
 ----------------------            --------  -------------    ----------
                                                            (Pay)/Receive*
Purchased call contracts-Crude oil  $1,066     $22.45/bbl       $ 169

*Estimated fair values represent the amount United would pay/receive on March 31, 2000 to terminate the contracts.


                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------   ---------------------------------
     (a)Exhibits

        A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

     (b)Form 8-K dated January 13, 2000, reporting a press release: United Airlines holds an airlines analyst briefing; provides financial guidance for 2000.

        Form 8-K dated January 19, 2000, to report a cautionary statement for purposes of the "Safe Harbor for Forward-
        Looking Statements" provision of the Private Securities
        Litigation Reform Act of 1995.




SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UAL CORPORATION


                                   By:  /s/Douglas A. Hacker
                                        --------------------
                                        Douglas A. Hacker
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (principal financial and
                                        accounting officer)




Dated:  May 5, 2000

                          Exhibit Index
                          -------------

Exhibit No.                    Description
----------                     -----------

10.1 Employment Agreement between William P. Hobgood and UAL and United, dated March 1, 2000.

10.2 Release Agreement between William P. Hobgood and United, dated March 10, 2000.

12          Computation of Ratio of Earnings to Fixed Charges.

12.1 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

27          Financial Data Schedule.