Form 10-Q
period 2000-06-30
UAL CORP /DE/
filed 2000-08-09
CIK 100517

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

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
        (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization         Identification No.)


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

                         Yes   X        No
                             -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     Outstanding at
Class                                July 31, 2000
-----                                -------------

Common Stock ($0.01 par value)       51,338,457



   UAL Corporation and Subsidiary Companies Report on Form 10-Q
   ------------------------------------------------------------
               For the Quarter Ended June 30, 2000
               -----------------------------------

Index
-----

PART I.  FINANCIAL INFORMATION                                 Page No.
------   ---------------------                                 -------

Item 1.  Financial Statements

         Condensed Statements of Consolidated                        3
         Financial Position - as of June 30, 2000
         (Unaudited) and December 31, 1999

         Statements of Consolidated Operations                       5
         (Unaudited) - for the three months and
         six months ended June 30, 2000 and 1999

         Condensed Statements of Consolidated                        7
         Cash Flows (Unaudited) - for the six
         months ended June 30, 2000 and 1999

         Notes to Consolidated Financial                             8
         Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial          12
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About             19
         Market Risk


PART II. OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings                                          20

Item 4.  Submission of Matters to a Vote of Security Holders        21

Item 6.  Exhibits and Reports on Form 8-K                           22

Signatures                                                          23
----------

Exhibit Index                                                       24
-------------



                 PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            UAL Corporation and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                       June 30,
                                        2000        December 31,
Assets                               (Unaudited)       1999
------                               -----------    -----------
Current assets:
   Cash and cash equivalents           $  661        $   310
   Short-term investments                 503            379
   Receivables, net                     1,688          1,284
   Inventories, net                       361            340
   Deferred income taxes                  221            222
   Prepaid expenses and other             392            400
                                       ------         ------
                                        3,826          2,935
                                       ------         ------

Operating property and equipment:
   Owned                               18,650         17,695
   Accumulated depreciation and
    amortization                       (5,503)        (5,207)
                                       ------         ------
                                       13,147         12,488
                                       ------         ------
   Capital leases                       2,921          3,022
   Accumulated amortization              (589)          (645)
                                       ------         ------
                                        2,332          2,377
                                       ------         ------
                                       15,479         14,865
                                       ------         ------

Other assets:
   Investments in affiliates              379            533
   Intangibles, net                       580            568
   Aircraft lease deposits                581            594
   Prepaid rent                           592            585
   Other, net                             938            883
                                       ------         ------
                                        3,070          3,163
                                       ------         ------
                                      $22,375        $20,963
                                       ======         ======

  See accompanying notes to consolidated financial statements.

            UAL Corporation and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                          June 30,
                                           2000      December 31,
Liabilities and Stockholders' Equity    (Unaudited)      1999
------------------------------------    -----------  -----------
Current liabilities:
   Short-term borrowings                 $     -       $    61
   Current portions of long-term debt
     and capital lease obligations           314           282
   Advance ticket sales                    1,994         1,412
   Accounts payable                        1,150           967
   Other                                   3,331         2,689
                                          ------        ------
                                           6,789         5,411
                                          ------        ------
Long-term debt                             2,554         2,650
                                          ------        ------
Long-term obligations under capital leases 2,202         2,337
                                          ------        ------

Other liabilities and deferred credits:
   Deferred pension liability                126            70
   Postretirement benefit liability        1,566         1,489
   Deferred gains                            949           986
   Other                                   1,990         1,876
                                          ------        ------
                                           4,631         4,421
                                          ------        ------
Company-obligated mandatorily redeemable
  preferred securities of a
  subsidiary trust                            99           100
                                          ------        ------
Preferred stock committed to
  Supplemental ESOP                          751           893
                                          ------        ------

Stockholders' equity:
   Preferred stock                             -             -
   Common stock at par                         1             1
   Additional capital invested             4,395         4,099
   Retained earnings                       2,262         2,138
   Unearned ESOP preferred stock               -           (28)
   Accumulated other comprehensive income    182           352
   Treasury stock                         (1,484)       (1,402)
   Other                                      (7)           (9)
                                          ------        ------
                                           5,349         5,151
                                          ------        ------
Commitments and contingent
  liabilities (See note)

                                         $22,375       $20,963
                                          ======        ======
  See accompanying notes to consolidated financial statements.

            UAL Corporation and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                 (In Millions, Except Per Share)

                                            Three Months
                                            Ended June 30
                                          2000         1999
                                          ----         ----
Operating revenues:
   Passenger                           $ 4,567      $ 3,989
   Cargo                                   233          227
   Other                                   309          325
                                        ------       ------
                                         5,109        4,541
                                        ------       ------
Operating expenses:
   Salaries and related costs            1,589        1,420
   ESOP compensation expense                55          182
   Aircraft fuel                           589          420
   Commissions                             252          291
   Purchased services                      429          379
   Aircraft rent                           223          219
   Landing fees and other rent             247          244
   Depreciation and amortization           247          213
   Special charges                          61            -
   Aircraft maintenance                    163          176
   Other                                   649          564
                                        ------       ------
                                         4,504        4,108
                                        ------       ------
Earnings from operations                   605          433
                                        ------       ------
Other income (expense):
   Interest expense                        (94)         (91)
   Interest capitalized                     20           17
   Interest income                          20           12
   Equity in earnings (loss) of
     affiliates                             (1)          15
   Gain on sale of Galileo stock             -          669
   Miscellaneous, net                      (14)          (3)
                                        ------       ------
                                           (69)         619
                                        ------       ------
Earnings before income taxes,
  distributions on preferred securities
  and extraordinary item                   536        1,052
Provision for income taxes                 199          379
                                        ------       ------
Earnings before distributions on
 preferred securities and
 extraordinary item                        337          673
Distributions on preferred
  securities, net of tax                    (1)          (1)
Extraordinary loss on early
  extinguishment of debt, net of tax         -           (3)
                                        ------       ------
Net earnings                           $   336      $   669
                                        ======       ======

Per share, basic:
  Earnings before extraordinary item   $  6.61      $ 12.26
  Extraordinary loss on early
   extinguishment of debt, net               -        (0.05)
                                        ------       ------
  Net earnings                         $  6.61      $ 12.21
                                        ======       ======
Per share, diluted:
  Earnings before extraordinary item   $  2.86      $  5.80
  Extraordinary loss on early
  extinguishment of debt, net                -        (0.02)
                                        ------       ------
  Net earnings                         $  2.86      $  5.78
                                        ======       ======

  See accompanying notes to consolidated financial statements.


            UAL Corporation and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                 (In Millions, Except Per Share)
                                               Six Months
                                             Ended June 30
                                           2000         1999
                                           ----         ----
Operating revenues:
   Passenger                            $ 8,535      $ 7,669
   Cargo                                    450          435
   Other                                    669          598
                                         ------       ------
                                          9,654        8,702
                                         ------       ------
Operating expenses:
   Salaries and related costs             3,013        2,829
   ESOP compensation expense                147          364
   Aircraft fuel                          1,128          815
   Commissions                              501          574
   Purchased services                       832          759
   Aircraft rent                            444          438
   Landing fees and other rent              475          467
   Depreciation and amortization            478          424
   Special charges                          102            -
   Aircraft maintenance                     352          354
   Other                                  1,324        1,099
                                         ------       ------
                                          8,796        8,123
                                         ------       ------
Earnings from operations                    858          579
                                         ------       ------
Other income (expense):
   Interest expense                        (192)        (184)
   Interest capitalized                      40           36
   Interest income                           36           23
   Equity in earnings (loss) of affiliates   (2)          39
   Gain on sale of Galileo stock              -          669
   Miscellaneous, net                       (26)          14
                                         ------       ------
                                           (144)         597
                                         ------       ------
Earnings before income taxes, distributions
 on preferred securities, extraordinary
 item and cumulative effect                 714        1,176
Provision for income taxes                  265          423
                                         ------       ------
Earnings before distributions on
 preferred securities, extraordinary
 item and cumulative effect                 449          753
Distributions on preferred securities,
 net of tax                                  (3)          (3)
Extraordinary loss on early
 extinguishment of debt, net of tax           -           (3)
Cumulative effect of accounting
 change, net of tax                        (209)           -
                                         ------       ------
Net earnings                            $   237      $   747
                                         ======       ======
Per share, basic:
  Earnings before extraordinary item
    and cumulative effect               $  8.02      $ 13.27
  Extraordinary loss on early
    extinguishment of debt, net               -        (0.05)
  Cumulative effect of accounting
    change, net                           (4.14)           -
                                         ------       ------
  Net earnings                          $  3.88      $ 13.22
                                         ======       ======
Per share, diluted:
  Earnings before extraordinary item
    and cumulative effect               $  3.48      $  6.33
  Extraordinary loss on early
    extinguishment of debt, net               -        (0.03)
  Cumulative effect of accounting
    change, net                           (1.80)           -
                                         ------       ------
  Net earnings                          $  1.68      $  6.30
                                         ======       ======
  See accompanying notes to consolidated financial statements.

            UAL Corporation and Subsidiary Companies
   Condensed Statements of Consolidated Cash Flows (Unaudited)
                          (In Millions)
                                              Six Months
                                            Ended June 30
                                          2000         1999
                                          ----         ----
Cash and cash equivalents at
  beginning of period                  $   310      $   390
                                        ------       ------

Cash flows from operating activities     2,102        1,592
                                        ------       ------

Cash flows from investing activities:
 Additions to property and equipment    (1,143)      (1,306)
 Proceeds on disposition of
   property and equipment                    6          141
 Proceeds on sale of common shares
   in Galileo                                -          766
 Decrease (increase) in short-term
   investments                            (124)         194
 Other, net                               (154)         (25)
                                        ------       ------
                                        (1,415)        (230)
                                        ------       ------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt  200          286
 Repayment of long-term debt              (279)        (456)
 Principal payments under capital
   lease obligations                       (98)        (165)
 Purchase of equipment debt certificates
   under Company leases                      -          (47)
 Repurchase of common stock                (81)           -
 Decrease in short-term borrowings         (61)        (184)
 Aircraft lease deposits                     5          (25)
 Dividends paid                            (41)           -
 Other, net                                 19          (17)
                                        ------       ------
                                          (336)        (608)
                                        ------       ------
Increase in cash and cash equivalents      351          754
                                        ------       ------

Cash and cash equivalents at end
  of period                            $   661      $ 1,144
                                        ======       ======

Cash paid during the period for:
 Interest (net of amounts capitalized) $   151      $   133
 Income taxes                          $    19      $    55

Non-cash transactions:
 Capital lease obligations incurred    $     3      $   482
 Net unrealized gain (loss) on
   investments                         $  (170)     $   495

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

Employee Stock Ownership Plans
------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Note 2 of the Notes to Consolidated Financial Statements in the 1999 Annual Report on Form 10-K contains additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1999 were allocated in March 2000 as follows: 434,465 shares of Class 2 ESOP Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 248,572 shares were allocated in "book entry" form under the Supplemental Plan. Also, 2,390,931 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional 857,096 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released by the Company since January 1, 2000.

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


Earnings Attributable to Common              Three Months        Six Months
Stockholders (Millions)                      Ended June 30     Ended June 30
-------------------------------              2000     1999     2000     1999
                                             ----     ----     ----     ----
Net income before cumulative effect
 and extraordinary item                     $ 336    $ 672    $ 446    $ 750
Preferred stock dividends and other            (3)     (32)     (41)     (63)
                                             ----     ----     ----     ----
Earnings attributable to common
 stockholders (Basic and Diluted)           $ 333    $ 640    $ 405    $ 687
                                             ====     ====     ====     ====
Shares (Millions)
-----------------
Weighted average shares outstanding(Basic)   50.5     52.2     50.5     51.8
Convertible ESOP preferred stock             65.4     56.7     65.0     55.4
Other                                         0.9      1.4      0.9      1.4
                                            -----    -----    -----    -----
Weighted average number of shares(Diluted)  116.8    110.3    116.4    108.6
                                            =====    =====    =====    =====
Earnings Per Share (before cumulative
 effect and extraordinary item)
-------------------------------------
  Basic                                    $ 6.61   $12.26   $ 8.02   $13.27
  Diluted                                  $ 2.86   $ 5.80   $ 3.48   $ 6.33

Other Comprehensive Income
--------------------------
     Total comprehensive income for the three- and six-month periods ending June 30, 2000 was $261 million and $67 million, respectively, compared to $1,164 million and $1,242 million for the three- and six-month periods ending June 30, 1999, respectively. Other comprehensive income consisted of net unrealized gains (losses) on securities of $(75) million and $(170) million for the three- and six-month periods ending June 30, 2000, respectively and $495 million for both the three- and six-month periods ending June 30, 1999.

Investments
-----------
     In June 1999, United sold 17,500,000 common shares of Galileo International, Inc. ("Galileo") in a secondary offering for $766 million, resulting in a pre-tax gain of approximately $669 million ($428 million, net of tax). This sale reduced United's holdings in Galileo from 32 percent to approximately 15 percent, requiring United to discontinue the equity method of accounting for its investment in Galileo. United has classified its remaining 15,940,000 shares of Galileo common stock as available-for-sale.

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

     A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)                        Three Months Ended June 30, 2000
                                                            Reportable
                                                      Latin   Segment      Consolidated
                          Domestic  Pacific Atlanic  America   Total  Other   Total
                          --------  ------- -------  ------- -------- -----  --------
Revenue                    $3,536    $ 769   $ 597    $ 196   $5,098  $ 11    $5,109

Fully distributed earnings*  $517    $  35   $  76    $  14   $  642  $ 10    $  652

(In Millions)                        Three Months Ended June 30, 1999
                                                            Reportable
                                                      Latin   Segment      Consolidated
                          Domestic  Pacific Atlanic  America   Total  Other   Total
                          --------  ------- -------  ------- -------- -----  --------
Revenue                    $3,194    $ 636   $ 520    $ 180   $4,530  $ 11    $4,541

Fully distributed earnings*  $458    $  27   $  68    $   2   $  555  $ 10    $  565

(In Millions)                          Six Months Ended June 30, 2000
                                                            Reportable
                                                      Latin   Segment      Consolidated
                          Domestic  Pacific Atlanic  America   Total  Other   Total
                          --------  ------- -------  ------- -------- -----  --------
Revenue                    $6,726    $1,458  $1,043   $ 404   $9,631  $ 23    $9,654

Fully distributed earnings*  $750    $   67  $   87   $  37   $  941  $ 22    $  963

(In Millions)                          Six Months Ended June 30, 1999
                                                            Reportable
                                                      Latin   Segment      Consolidated
                          Domestic  Pacific Atlanic  America   Total  Other   Total
                          --------  ------- -------  ------- -------- -----  --------
Revenue                    $6,081    $1,284  $ 929    $ 386   $8,680  $ 22    $8,702

Fully distributed earnings*  $723    $   28  $  84    $  18   $  853  $ 18    $  871


     *Fully distributed earnings before special charges, gain on sale, income taxes, cumulative effect of accounting change and extraordinary loss on debt.

                                 Three Months Ended   Six Months Ended
                                       June 30            June 30
(In Millions)                     2000        1999     2000      1999
-------------                     ----        ----     ----      ----
Total fully distributed earnings
 for reportable segments         $ 642       $ 555    $ 941     $ 853
  Special charges                  (61)          -     (102)        -
  Gain on sale                       -         669        -       669
  UAL subsidiary earnings           10          10       22        18
  ESOP compensation expense        (55)       (182)    (147)     (364)
                                  ----        ----     ----      ----
Total earnings before income taxes,
  distributions on preferred
  securities, extraordinary item
  and cumulative effect          $ 536      $1,052    $ 714    $1,176
                                  ====       =====     ====     =====

Accounting Changes
------------------
     During the first quarter of 2000, UAL changed its method of accounting for the sale of mileage to participating partners in its Mileage Plus program, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Under the new accounting method, a portion of revenue from the sale of mileage (previously recognized in other revenue) is deferred and recognized as passenger revenue when the transportation is provided. Accordingly, UAL has recorded a charge of $209 million, net of tax, for the cumulative effect of a change in accounting principle to reflect the application of the accounting method to prior years. This change resulted in a reduction to revenues of approximately $12 million and $17 million in the second quarter and six-month periods of 2000, respectively and would have impacted the second quarter and six-month periods of 1999 by $18 million and $25 million, respectively. As of June 30, 2000, the deferred revenue balance relating to Mileage Plus was $389 million.

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

      At June 30, 2000, commitments for the purchase of property and equipment, principally aircraft, approximated $4.5 billion, after deducting advance payments. An estimated $1.4 billion will be spent during the remainder of 2000, $1.9 billion in 2001 and $1.2 billion in 2002 and thereafter. The major commitments are for the purchase of A319, A320, B747, B767 and B777 aircraft, which are scheduled to be delivered through 2002. The above numbers include a recent conversion of 12 option aircraft to firm orders to be delivered in 2002.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      UAL's total of cash and cash equivalents and short-term investments was $1.2 billion at June 30, 2000, compared to $689 million at December 31, 1999. Cash flows from operating activities amounted to $2.1 billion. Financing activities included principal payments under debt and capital lease obligations of $279 million and $98 million, respectively. Additionally, the Company issued, and subsequently retired, $200 million in long-term debt during the period to finance the acquisition of aircraft.

      Property additions, including aircraft and aircraft spare parts, amounted to $1.1 billion. Property dispositions resulted in proceeds of $6 million. In the first six months of 2000, United took delivery of two A319, four A320, one B747, two B767 and two B777 aircraft. All of these aircraft were purchased.
In addition, United retired three DC10 aircraft in the first six months.

      At June 30, 2000, commitments for the purchase of property and equipment, principally aircraft, approximated $4.5 billion, after deducting advance payments. Of this amount, an estimated $1.4 billion is expected to be spent during the remainder of 2000. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------
      Summary of Results
      ------------------
      UAL's earnings from operations were $858 million in the first six months of 2000, compared to operating earnings of $579 million in the first six months of 1999. UAL's net earnings before the cumulative effect of an accounting change were $446 million ($3.48 per share, diluted), compared to net earnings before an extraordinary loss on early extinguishment of debt of $750 million in the same period of 1999 ($6.33 per share, diluted).

      In the second quarter of 2000, UAL's earnings from operations were $605 million compared to operating earnings of $433 million in the second quarter of 1999. UAL had net earnings in the 2000 second quarter of $336 million ($2.86 per share, diluted), compared to net earnings before the extraordinary loss of $672 million ($5.80 per share, diluted) in the same period of 1999.

      The 2000 earnings for the quarter and six months include a special charge of $15 million, net of tax, for seven leased B747-238 aircraft that will continue to be leased but will no longer be used for operating purposes beyond 2000 and a special charge of $23 million, net of tax, for the retirement of the inflight video system on certain B777-222 aircraft, which is being replaced by an enhanced and more reliable inflight video system. In addition, the 2000 earnings for the six-month period include a special charge of $26 million, net of tax, associated with the asset write-down and losses related to subleases on non-operating British Aerospace Advanced Turbo-Prop ("ATP") aircraft previously used in the United Express operation.

      The 1999 earnings include a gain of $428 million, net of tax, on the sale of a portion of United's investment in Galileo
(see "Investments" in the Notes to Consolidated Financial
Statements).

      Management believes that a more complete understanding of UAL's results may be gained by viewing them on a pro forma, "Fully Distributed" basis. This approach considers all ESOP shares which will ultimately be distributed to employees throughout the ESOP (rather than just the shares committed to be released) to be immediately outstanding and thus, Fully Distributed. Consistent with this method, the ESOP compensation expense is excluded from Fully Distributed net earnings and ESOP convertible preferred stock dividends are not deducted from earnings attributable to common stockholders. As of April 2000, all ESOP preferred shares are considered earned and assumed outstanding for diluted earnings per share under generally accepted accounting principles (GAAP). Beginning with the third quarter 2000, Fully Distributed and GAAP quarterly earnings will be the same; however, year-to-date results will continue to be reported on a Fully Distributed basis for the year 2000 using the methodology described above. A comparison of results reported on a Fully Distributed basis to results reported under GAAP is as follows (in millions, except per share):

                                            Three Months Ended
                                   June 30, 2000           June 30, 1999
                                 GAAP       Fully        GAAP       Fully
                              (diluted)  Distributed  (diluted)  Distributed
                              ---------  -----------  ---------  -----------
Net income                     $  336      $  370      $  669      $  761
                                -----       -----       -----       -----
Per share, diluted:
 Earnings before special charges,
  gain on sale and extraordinary
  item                         $ 3.19      $ 3.47      $ 1.92      $ 2.86
 Special charges                (0.33)      (0.33)          -           -
 Gain on sale                       -           -        3.88        3.43
 Extraordinary item                 -           -       (0.02)      (0.02)
                                -----       -----       -----       -----
  Earnings per share           $ 2.86      $ 3.14      $ 5.78      $ 6.27
                                =====       =====       =====       =====

                                             Six Months Ended
                                   June 30, 2000           June 30, 1999
                                 GAAP       Fully        GAAP       Fully
                              (diluted)  Distributed  (diluted)  Distributed
                              ---------  -----------  ---------  -----------
Net income                     $  237      $  326      $  747     $  949

Per share, diluted:
 Earnings before special charges,
  gain on sale,cumulative effect
  and extraordinary item       $ 4.04      $ 5.08      $ 2.38     $ 4.40
 Special charges                (0.56)      (0.55)          -          -
 Gain on sale                       -           -        3.95       3.43
 Cumulative effect of
  accounting change             (1.80)      (1.79)          -          -
 Extraordinary item                 -           -       (0.03)     (0.02)
                                -----       -----       -----      -----
  Earnings per share           $ 1.68      $ 2.74      $ 6.30     $ 7.81
                                =====       =====       =====      =====

      Specific factors affecting UAL's consolidated operations for the second quarter and first six months of 2000 are described below.


      Second Quarter 2000 Compared with Second Quarter 1999
      -----------------------------------------------------
      Operating revenues increased $568 million (13%) and United's revenue per available seat mile (unit revenue) increased 14% to 11.57 cents. Passenger revenues increased $578 million (15%) due to a 7% increase in yield to 13.62 cents. United's revenue passenger miles increased 7%, while available seat miles across the system were down 1% over the second quarter of 1999, resulting in a passenger load factor increase of 5.5 points to 75.6%. The following analysis by market is based on information reported to the U.S. Department of
Transportation:

                                        Increase (Decrease)
                                        -------------------
                    Available Seat    Revenue Passenger Miles   Revenue Per Revenue
                   Miles (Capacity)           (Traffic)        Passenger Mile (Yield)
                   ----------------   -----------------------  ----------------------
Domestic                 (4%)                     4%                      8%
Pacific                  11%                     18%                      7%
Atlantic                  3%                      6%                     11%
Latin America           (13%)                     5%                      6%
  System                 (1%)                     7%                      7%

      Cargo revenues increased $6 million (3%), despite a decrease in cargo yield of 1%. Other operating revenues decreased $16 million (5%) primarily due to the decrease in frequent-flyer program partner-related revenues as a result of a change in accounting principle.

      Operating expenses increased $396 million (10%) and United's cost per available seat mile (unit cost) increased 11%, from 9.23 cents to 10.21 cents. Salaries and related costs increased $169 million (12%) due to increased salaries in April 2000 as a result of the end of the ESOP. ESOP compensation expense decreased $127 million (70%) as the Company discontinued recording ESOP compensation expense when the final ESOP shares were committed to be released in April 2000. Aircraft fuel increased $169 million (40%) due to a 38% increase in the cost of fuel from 54.5 cents to 75.0 cents a gallon. Commissions decreased $39 million (13%) due to a change in the commission structure implemented in the fourth quarter of 1999. Purchased services increased $50 million (13%) due to increases in computer reservations fees and credit card discounts. Depreciation and amortization increased $34 million (16%) due to an increase in the number of owned aircraft. Other operating expenses increased $85 million (15%) primarily due to costs associated with fuel sales to third parties.

      Other non-operating expense amounted to $69 million in the second quarter of 2000 compared to $50 million in the second quarter of 1999 (excluding the gain on the Galileo transaction - see "Investments" in the Notes to Consolidated Financial Statements). Equity in earnings of affiliates decreased $16 million as a result of the Company discontinuing the equity method of accounting for its investment in Galileo. Miscellaneous, net includes $3 million in losses on currency options and $4 million in foreign exchange losses in the second quarter 2000 compared to $2 million in gains on currency options and $3 million in foreign exchange losses in the 1999 second quarter.

      Six Months 2000 Compared with Six Months 1999
      ---------------------------------------------
      Operating revenues increased $952 million (11%) and United's revenue per available seat mile (unit revenue) increased 11% to 11.12 cents. Passenger revenues increased $866 million (11%) due to an 8% increase in yield to 13.60 cents. United's revenue passenger miles increased 3%, while available seat miles across the system remained unchanged, resulting in a passenger load factor increase of 2.4 points to 72.0%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

                                        Increase (Decrease)
                                        -------------------
                    Available Seat    Revenue Passenger Miles   Revenue Per Revenue
                   Miles (Capacity)           (Traffic)        Passenger Mile (Yield)
                   ----------------   -----------------------  ----------------------
Domestic                (1%)                      3%                     8%
Pacific                  4%                       5%                     9%
Atlantic                 3%                       4%                    10%
Latin America          (12%)                      1%                     3%
  System                 -                        3%                     8%

      Cargo revenues increased $15 million (3%), despite a decrease in cargo yield of 3%. Other operating revenues increased $71 million (12%) due to increased fuel sales to third parties, partially offset by the decrease in frequent-flyer program partner-related revenues as a result of a change in accounting principle.

      Operating expenses increased $673 million (8%) and United's cost per available seat mile (unit cost) increased 8%, from 9.36 cents to 10.11 cents. Salaries and related costs increased $184 million (7%) due to increased salaries in April 2000 as a result of the end of the ESOP. ESOP compensation expense decreased $217 million (60%) as the Company discontinued recording ESOP compensation expense once the final ESOP shares were committed to be released in April 2000. Aircraft fuel increased $313 million (38%) due to a 36% increase in the cost of fuel from 54.4 cents to 74.1 cents a gallon. Commissions decreased $73 million (13%) due to a change in the commission structure implemented in the fourth quarter of 1999. Purchased services increased $73 million (10%) due to increases in computer reservations fees and credit card discounts. Depreciation and amortization increased $54 million (13%) due to an increase in the number of owned aircraft. Other operating expenses increased $225 million (21%) primarily due to costs associated with fuel sales to third parties.

      Other non-operating expense amounted to $144 million in 2000 compared to $72 million in 1999 (excluding the gain on the Galileo transaction - see "Investments" in the Notes to Consolidated Financial Statements). Equity in earnings of affiliates decreased $41 million as a result of the Company discontinuing the equity method of accounting for its investment in Galileo. Miscellaneous, net includes $10 million in losses on foreign currency options and $1 million in other foreign exchange gains in the first six months of 2000, compared to $16 million in gains on written yen call options and $4 million of other foreign exchange gains for the same period in 1999.

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

      On July 12, 2000, the Company's contracts with the International Association of Machinists and Aerospace Workers ("IAM") became amendable. The Company has been in negotiations with the IAM since January for new contracts. Under the terms of the Railway Labor Act, United's current agreements with ALPA and the IAM will remain in effect while negotiations continue.

US AIRWAYS ACQUISITION
----------------------
      UAL and US Airways Group, Inc. ("US Airways") announced May 24 that their boards of directors had approved a definitive merger agreement pursuant to which US Airways will be acquired by United in an all-cash transaction valued at $4.3 billion.
The combination of United and US Airways will deliver significant benefits to millions of passengers and hundreds of communities throughout the United States. The new network will make traveling more convenient for passengers, connecting US Airways' eastern U.S. markets with United's east-west and international markets. The merger is conditioned upon, among other things, the approvals of US Airways stockholders, regulatory clearance and other customary closing conditions. As part of the agreement with US Airways, UAL has agreed to pay a $50 million termination fee, under certain conditions, in the event the merger does not take place. In addition, US Airways has agreed to pay UAL a termination fee of $150 million, plus up to a maximum of $10 million for reimbursement of expenses, under certain conditions, if the merger does not take place.

COMMON STOCK DIVIDENDS
----------------------
      As part of the Company's initiatives to return cash to stockholders, UAL instituted a $0.3125 dividend on UAL common stock in the second quarter. Accordingly, UAL paid $36 million in dividends on June 15 to shareholders of record May 30, 2000. A second dividend of $0.3125 was declared and paid on August 1 to shareholders of record July 14, 2000.

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

      A major part of this initiative is the recently redesigned united.com web site. Gross air bookings on united.com in the first six months of 2000 grew over 130 percent from the same period last year. Total passenger revenue from sales over the Internet reached $204 million in the second quarter compared to $80 million in the same period of 1999. In addition, United continues to build its Internet network by establishing and expanding its partnerships with companies such as GetThere.com, BuyTravel.com and Priceline.com. These investments build upon United's long-standing investments in technology ventures such as Galileo International, Inc. and Equant N.V., which are valued at $332 million and $60 million, respectively at June 30, 2000.

      United's Mileage Plus frequent flyer program continues to grow due to such partnerships as First USA Mileage Plus Visa and Master Card, MCI WorldCom and E*TRADE. Revenue from third-party mileage sales reached $220 million during the first six months of 2000, compared to $187 million in 1999, as adjusted for the change in accounting principle.

OUTLOOK FOR 2000
----------------
     During the second quarter, the Company experienced significant operational difficulties due to weather and air traffic control limitations, as well as labor-related delays and cancellations due in part to a dramatic reduction in the number of pilots volunteering to work overtime. The impact of these crew-related disruptions was approximately $50 million in the second quarter and the Company has attempted to mitigate the impact by reducing the schedule by approximately 2% through September.

     However, demand for air travel remains strong. Based on recent booking trends, the Company expects continued strong revenue growth in the third quarter, although at slightly lower levels than in the second quarter. Total unit revenues are expected to rise between 8 percent and 10 percent. Unit costs are expected to increase 15 percent, based on an average fuel price of 79 cents per gallon. Excluding fuel, unit costs are expected to rise 12 percent. The increase reflects lower-than-planned capacity levels as a result of the schedule adjustments, as well as wage increases associated with the end of the ESOP allocation period. Based on the revenue and cost projections, the Company expects third quarter earnings per share to range between $2.60 and $3.20.

      For the full year, the Company now expects fully distributed earnings per share to range between $8.25 and $9.75, excluding special charges. Unit revenues are estimated to range between 8 percent and 10 percent higher than 1999. Unit costs, excluding the ESOP charge, are expected to be approximately 12 percent above 1999 levels, based on an average fuel price of 77 cents per gallon.

      Information included in the above "Outlook for 2000" and "US Airways Acquisition" paragraphs is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. Factors that could significantly impact revenues, unit revenues, unit costs, earnings per share, fully distributed earnings per share and the results and benefits of the pending merger between United and US Airways include: the airline pricing environment; industry capacity decisions; competitors' route decisions; the inability to obtain regulatory approvals for the United and US Airways merger; the inability to successfully integrate the businesses of United and US Airways; costs related to the United and US Airways merger; the inability to achieve cost-cutting synergies resulting from the United and US Airways merger; labor integration issues; the success of the Company's cost-control efforts; the cost of crude oil and jet fuel; the success of fuel hedging strategies; the results of union contract negotiations and their impact on labor costs; operational disruptions as a result of bad weather, air traffic control-related difficulties and the impact of labor issues; the growth of e-commerce and off-tariff distribution channels; the implementation of customer service improvement strategies; actions of the U.S., foreign and local governments; the Pacific economic environment and travel patterns; the stability of the U.S. economy; inflation; the economic environment of the airline industry and the economic environment in general .



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

Foreign Currency Risk -

(In millions, except average contract rates)   Notional     Average      Estimated
                                                Amount   Contract Rate   Fair Value
                                                                       (Pay)/Receive*
                                               --------  -------------  ------------
Forward exchange contracts
 Japanese Yen - Purchased forwards              $  123      105.96         $  -
              - Sold forwards                   $   68      105.41         $  -
 Hong Kong Dollar - Sold forwards               $   46        7.81         $  -
 French Franc - Purchased forwards              $   50        5.05         $ (2)
 Euro - Purchased forwards                      $  117        1.37         $ (7)

Currency options
 Japanese Yen - Purchased put options           $  315      103.02         $  9
 Australian Dollar - Purchased put options      $   66        0.62         $  2
 British Pound - Purchased put options          $   43        1.53         $  1
 Euro - Purchased put options                   $   72        0.98         $  2
 Correlation Basket Option - Sold               $  496         N/A         $ (2)

Price Risk (Aircraft fuel) -

(In millions, except average contract rates)   Notional     Average      Estimated
                                                Amount   Contract Rate   Fair Value
                                                                       (Pay)/Receive*
                                               --------  -------------  ------------
Purchased call contracts - Crude oil            $  717    $ 22.53/bbl     $  189

*Estimated fair values represent the amount United would pay/receive on June 30, 2000 to terminate the contracts.




                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 1.  Legal Proceedings.
------   -----------------

1.       Frank, et al. v. United; EEOC v. United
         ---------------------------------------

         On February 7, 1992, a class action lawsuit against United was filed in federal district court in California alleging that United's former flight attendant weight program in effect from 1989 to 1994 unlawfully discriminated against flight attendants on the grounds of sex, age and other factors, and seeking monetary relief. On April 29, 1994, the class was certified as to the sex and age claims. Following extensive motion practice, on March 10, 1998, the district court dismissed all the claims against United. Following an appeal to the Court of Appeals for the Ninth Circuit, a three judge panel of the Ninth Circuit, on June 21, 2000, overturned the ruling and held that United's former weight program violated the law. The court ruled that the plaintiffs were entitled to judgment as a matter of law on their claims for discrimination based on sex and that a trial was required for determination on their claims for age discrimination. In addition, the appellate court reversed the dismissal of all individual class representative claims of discrimination and the case was remanded to the district court for further proceedings. United has filed a petition for en banc review by an eleven judge panel of the Ninth Circuit, in which United seeks a rehearing. United expects a determination on that request in the third quarter.

2.       United v. Mesa Airlines, Inc. and WestAir Commuter Airlines, Inc.
         -----------------------------------------------------------------

         On June 23, 1997, United sued Mesa Airlines, Inc. and its subsidiary, WestAir Commuter Airlines, Inc., in the United States District Court for the Northern District of Illinois, seeking an order declaring that United had the right make certain market adjustments in markets served by WestAir's United Express service in California. In addition, on January 22, 1998, United notified Mesa that it was terminating Mesa's United Express contract and United amended its complaint to add claims against Mesa for failure to fly and for monetary damages. Mesa and WestAir filed claims against United alleging, among other things, wrongful termination of their contract and fraud, and seeking monetary damages. Mesa's tort claims, including its claim alleging fraud, were dismissed upon United's motion and affirmed by the Seventh Circuit Court of Appeals on July 5, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ----------------------------------------------------

         At the annual meeting of the stockholders of UAL Corporation on May 18, 2000, the following matters were voted upon:


                Description             Votes
                -----------             -----

      1.  Election of Board of Directors

       Public Directors:
         Rono J. Dutta                  43,298,362    For
                                           993,710    Withheld

         James E. Goodwin               43,723,326    For
                                           568,746    Withheld

         John F. McGillicuddy           43,690,836    For
                                           601,236    Withheld

         James J. O'Connor              43,702,935    For
                                           589,137    Withheld

         Paul E. Tierney, Jr.           43,555,737    For
                                           736,335    Withheld

       Independent Directors:
         John W. Creighton, Jr.                  4    For
                                                 0    Withheld

         Richard D. McCormick                    4    For
                                                 0    Withheld

         Hazel R. O'Leary                        4    For
                                                 0    Withheld

         John K. Van de Kamp                     4    For
                                                 0    Withheld

       ALPA  Director:
         Frederick C. Dubinsky                   1    For
                                                 0    Withheld

       IAM Director:
         John F. Peterpaul                       1    For
                                                 0    Withheld

       SAM Director:
         Deval L. Patrick                        3    For
                                                 0    Withheld

      2.  Approval of Amendments to     98,728,813    For
      Restated Certificate of           10,922,242    Against
      Incorporation for Purposes of      1,205,701    Abstain
      Dividends

      3.  Approval of United            79,911,048    For
      Employees Performance Incentive   24,176,225    Against
      Plan                               1,176,017    Abstain


      4.  Approval of UAL Corporation   67,332,785    For
      2000 Incentive Stock Plan         26,832,495    Against
                                         1,330,061    Abstain


      5.   Ratification of the          97,685,732    For
      Appointment of Independent         5,545,213    Against
      Public Accountants                 2,032,345    Abstain


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------
     (a) Exhibits

         A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

     (b) Form 8-K dated May 24, 2000, to report a joint press release of UAL Corporation and US Airways Group, Inc. announcing the execution of an Agreement and Plan of Merger.

         Form 8-K dated May 31, 2000, to report a cautionary statement for purposes of the "Safe Harbor for Forward-
         Looking Statements" provision of the Private Securities
         Litigation Reform Act of 1995.

         Form 8-K dated May 23, 2000, and filed with the SEC on June 1, 2000, to file as exhibits (1) the Agreement and Plan of Merger, dated as of May 23, 2000, among UAL
         Corporation, Yellow Jacket Acquisition Corp. and US
         Airways Group, Inc., and (2) a Memorandum of
         Understanding, dated as of May 23, 2000, among UAL
         Corporation, US Airways Group, Inc. and Robert L. Johnson.

         Form 8-K/A (Amendment No. 1) dated May 24, 2000 and filed with the SEC on June 21, 2000, to correct a clerical error in Exhibit A, attached to Exhibit 2.1 (Agreement and Plan of Merger, dated as of May 23, 2000, among UAL Corporation, Yellow Jacket Acquisition Corp. and US Airways Group, Inc.) of the Form 8-K filed by UAL Corporation on June 1, 2000.

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




     Dated:  August 4, 2000


                            Exhibit Index
                            -------------

 Exhibit No.   Description
 ----------    -----------

        2.1 Agreement and Plan of Merger, dated as of May 23, 2000, among UAL Corporation, Yellow Jacket Acquisition Corp. and US Airways Group, Inc. (including Exhibit A thereto) (filed as Exhibit
               2.1 to UAL's Form 8-K/A (Amendment No. 1) dated May 24, 2000 and filed with the SEC on June 21, 2000 and incorporated herein by reference.

        3.1    Restated Certificate of Incorporation of UAL
               Corporation, as amended.

       10.1    UAL Corporation 2000 Incentive Stock Plan.

       10.2    United Employees Performance Incentive Plan.

       10.3    Tenth Amendment to UAL Corporation Employee Stock
               Ownership Plan, dated as of April 28, 2000.

       12      Computation of Ratio of Earnings to Fixed Charges.

       12.1 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

       27      Financial Data Schedule.

       99.1 Memorandum of Understanding, dated as of May 23, 2000, among UAL Corporation, US Airways Group, Inc., and Robert L. Johnson (filed as Exhibit
               99.1 to UAL's Form 8-K/A (Amendment No. 1) dated May 24, 2000 and filed with the SEC on June 21, 2000 and incorporated herein by reference).