Form 10-Q
period 2000-09-30
UAL CORP /DE/
filed 2000-11-13
CIK 100517

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

1.      Frank, et al. v. United; EEOC v. United

As reported in United's Form 10-Q for the quarter ended June 30, 2000, on February 7, 1992, a class action lawsuit against United was filed in federal district court in California alleging that United's former flight attendant weight program in effect from 1989 to 1994 unlawfully discriminated against flight attendants on the grounds of sex, age and other factors, and seeking monetary relief.  On April 29, 1994, the class was certified as to the sex and age claims.  Following extensive motion practice, on March 10, 1998, the district court dismissed all the claims against United.  Following an appeal to the Court of Appeals for the Ninth Circuit, a three judge panel of the Ninth Circuit, on June 21, 2000, overturned the ruling and held that United's former weight program violated the law.  The court ruled that the plaintiffs were entitled to judgment as a matter of law on their claims for discrimination based on sex and that a trial was required for determination on their claims for age discrimination.  In addition, the appellate court reversed the dismissal of all individual class representative claims of discrimination and the case was remanded to the district court for further proceedings.  United's petition for en banc review by an 11- judge panel was denied on August 11, 2000.  United expects to appeal to the United States Supreme Court in the fourth quarter.

2.     United v. Mesa Airlines, Inc. and WestAir Commuter Airlines, Inc.

As reported in United's Form 10-Q for the quarter ended June 30, 2000, on June 23, 1997, United sued Mesa Airlines, Inc. and its subsidiary, WestAir Commuter Airlines, Inc., in the United States District Court for the Northern District of Illinois seeking an order declaring that United had the right make certain market adjustments in markets served by WestAir's United Express service in California. In addition, on January 22, 1998, United notified Mesa that it was terminating Mesa's United Express contract and United amended its complaint to add claims against Mesa for failure to fly and for monetary damages.  Mesa and WestAir filed claims against United alleging, among other things, wrongful termination of their contract and fraud and seeking monetary damages.  On July 5, 2000, the Seventh Circuit Court of Appeals affirmed the dismissal of Mesa's tort claims, including its claim alleging fraud on the ground that those claims are preempted by the Airline Deregulation Act.  Mesa has since filed a petition for certiorari with the United States Supreme Court.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

(b)  Form 8-K dated July 19, 2000, to report (i) a second quarter 2000 earnings release      and (ii) a cautionary statement for purposes of the "Safe Harbor for Forward Looking       Statements" provision of the Private Securities Litigation Reform Act of 1995.

     Form 8-K dated August 17, 2000, to report a press release, reporting an expectation of lower third quarter 2000 earnings.

     Form 8-K dated September 19, 2000, to report a cautionary statement for purposes of the "Safe Harbor for Forward-Looking Statements" provision of the Private Securities Litigation Reform Act of 1995.

     Form 8-K dated September 29, 2000, to report (i) a summary of selected provisions from the tentative agreement between United Air Lines, Inc. and the Air Line Pilots Association, International, and (ii) a press release reporting an expectation to post a loss for the third quarter 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAL CORPORATION

By: /s/ Douglas A. Hacker
Douglas A. Hacker
Executive Vice President and
Chief Financial Officer
(principal financial and
accounting officer)

Dated:  November 9, 2000

Exhibit Index

Exhibit No.	Description
3	Restated Certificate of Incorporation of UAL Corporation, as amended
12	Computation of Ratio of Earnings to Fixed Charges
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
27	Financial Data Schedule

</HTML>

</TEXT>

</DOCUMENT>