Form 10-K
UAL CORP /DE/
filed 2001-03-16
CIK 100517

 <DOCUMENT>

<TYPE> 10-K

<TEXT>

<HTML>

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                to

Commission File No. 1-6033

                       UAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2675207
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Location: 1200 East Algonquin Road, Elk Grove Township, Illinois	60007
Mailing Address: P. O. Box 66919, Chicago, Illinois	60666
(Address of principal executive offices)	(Zip Code)

Registrant' s telephone number, including area code     (847) 700-4000

Securities registered pursuant to Section 12(b) of the Act:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED

Common Stock, $.01 par value	New York, Chicago and
Pacific Stock Exchanges

Depositary Shares each representing
1/1,000 of a share of Series B
Preferred Stock, without par value	New York Stock Exchange

Securities registered pursuant to Section  12 (g) of the Act:

   NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X                   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant' s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $1,997,225,062 as of February 28, 2001.  The number of shares of common stock outstanding as of February 28, 2001 was 52,773,342.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant' s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2001.

PART I

ITEM 1.  BUSINESS.

        UAL Corporation ("UAL" or the "Company") was incorporated under the laws of the State of Delaware on December 30, 1968. The world headquarters of the Company are located at 1200 East Algonquin Road, Elk Grove Township, Illinois 60007.  The Company' s mailing address is P.O. Box 66919, Chicago, Illinois 60666.  The telephone number for the Company is (847) 700-4000.

        The Company is a holding company and its principal subsidiary is United Air Lines, Inc., a Delaware corporation ("United"), which is wholly owned.  United accounted for virtually all of the Company' s revenues and expenses in 2000.  United is a major commercial air transportation company, engaged in the transportation of persons, property and mail throughout the U.S. and abroad.

Airline Operations

        During 2000, United carried, on average, more than 231,000 passengers per day and flew more than 126 billion revenue passenger miles.  It is the world' s largest airline as measured by revenue passenger miles flown, providing passenger service in 28 countries.  United' s network, supplemented with strategic airline alliances, provides comprehensive transportation service within its North America segment and to international destinations within its Pacific, Atlantic, and Latin America segments.  Operating revenues attributed to United' s North America segment were $13.1 billion in 2000, $12.5 billion in 1999 and $12.0 billion in 1998.  Operating revenues attributed to United' s international segments were $6.2 billion in 2000, $5.5 billion in 1999 and $5.5 billion in 1998.

        North America.  United operates hubs in Chicago, Denver, Los Angeles, San Francisco and Washington Dulles and has the most extensive U.S. route system of any airline, ranking first in capacity share in all of its U.S. hubs.  Within the North America segment, United also operates United Shuttle®, which is designed to provide high-frequency air service in competitive markets, as well as critical traffic feed to United' s mainline operations.  United Shuttle is principally concentrated on the West Coast and in Denver.  United Shuttle offers approximately 455 daily flights on 30 routes among 23 cities in the western U.S.  United' s North America operations accounted for 67.7% of United' s revenues in 2000.

        Pacific.  Via its Tokyo hub, United provides passenger service between its U.S. gateway cities (Chicago, Honolulu, Los Angeles, New York, San Francisco and Seattle) and the Asian cities of Bangkok, Hong Kong, Seoul, Shanghai and Singapore.  United also provides nonstop service between Hong Kong and each of Chicago, Los Angeles, San Francisco, and Singapore; between San Francisco and each of Beijing, Osaka, Seoul, Shanghai, Sydney and Taipei; and between Los Angeles and each of Auckland, Melbourne and Sydney.

        In November 2000, United received authority to fly two additional frequencies to China.  The new authority allows United to operate daily service between San Francisco and Shanghai.  Additionally, United plans to resume around-the-world service in April 2001, adding service between Delhi and each of London and Hong Kong.  Also during April 2001, United plans to add nonstop service between New York and Hong Kong.

        The air services agreement between the U.S. and Japan provides an unlimited number of frequencies to United and certain other carriers.  United also holds significant traffic rights beyond Japan.  These rights will allow United to add service from Japan to other Asian points as regulatory, competitive and economic conditions warrant.

        In 2000, United was the leading U.S carrier in the Pacific in terms of transpacific available seat miles and the most flights available.  United' s Pacific operations accounted for 16.4% of United' s revenues in 2000.

        Atlantic.  During 2000, Washington-Dulles served as United' s primary gateway to Europe, serving Amsterdam, Brussels, Frankfurt, London, Milan, Munich, and Paris.  Chicago has become United' s secondary European gateway, offering nonstop service in 2000 to each of Dusseldorf, Frankfurt, London and Paris.  United also provides nonstop service between: London and Boston, Los Angeles, Newark, New York and San Francisco; Paris and each of Los Angeles and San Francisco; and between Frankfurt and San Francisco.

        In February 2001, United inaugurated nonstop service between Chicago and Amsterdam.  In April 2001, United plans to discontinue service between London and each of Amsterdam and Brussels, concurrent with the resumption of service between London and Delhi.  In June 2001, United plans to add seasonal service between Denver and Frankfurt.  In 2000, United' s Atlantic operations accounted for 11.7% of United' s operating revenues.

        Latin America.  During 2000, United' s primary gateway to Latin America was Miami, providing passenger service between Miami and each of Buenos Aires, Caracas, Montevideo, Rio de Janeiro, Santiago and Sao Paolo.  United also provided service between Los Angeles and each of Guatemala City, Mexico City, and San Salvador; between New York and each of Buenos Aires, Sao Paolo, and San Juan; between Chicago and each of Aruba, Buenos Aires, Mexico City, San Juan, St. Thomas, and Sao Paolo; between Mexico City and each of San Francisco and Washington Dulles; and between Washington-Dulles and St. Thomas.  United also provides service between San Jose, Costa Rica and each of Mexico City and Guatemala City.

        The newly amended air services agreement between the U.S. and Argentina provides for additional capacity in the U.S.-Argentina market and enables United to operate any size aircraft on any or all of its 21 weekly flights to Argentina without restriction.  Prior to this amendment, United and American Airlines were the only U.S. passenger carriers operating between the U.S. and Argentina.  Under the new agreement, Delta and Continental have each been awarded access to Argentina and will respectively commence daily service in April and December 2001.  In 2000, United' s Latin America operations accounted for 4.2% of United' s revenues.

        Financial information relative to the Company' s operating segments can be found in Note 19 in the Notes to Consolidated Financial Statements in this Form 10-K.

        US Airways Acquisition.  During 2000, UAL announced plans to acquire US Airways Group, Inc. in an all-cash transaction for $4.3 billion.  The Company expects that the new network created by the acquisition will make travel more convenient for passengers, connecting US Airways eastern U.S. markets with United' s extensive east-west and international networks, and create the nation' s most comprehensive airline network.  This transaction, which the Company anticipates closing in the second quarter of 2001, is still subject to regulatory clearance and other customary closing conditions.

        In addition, UAL and AMR Corporation announced in January 2001 the approval of a binding memorandum of understanding, under which American Airlines will provide competitive service on key hub-to-hub routes where United and US Airways currently are the only competitors with non-stop flights.  In addition, UAL will transfer assets that would have been surplus to the needs of the combined United/US Airways operations, consisting of gates, slots and up to 86 aircraft.  AMR will pay UAL approximately $1.2 billion in cash for this transaction and assume certain US Airways obligations.

        For more information on the US Airways acquisition, see "US Airways Acquisition" in Item 7. Management' s Discussion and Analysis of Financial Condition and Results of Operations.

        United Cargo®. United Cargo generated over $900 million in freight and mail revenue.  As a part of United' s decision to retire its remaining DC-10 passenger aircraft, United Cargo discontinued its international freighter operation on December 24, 2000.  With United' s growing fleet of cargo-friendly widebody aircraft, however, it is expected that revenues will continue to increase through time-sensitive delivery services, e-commerce initiatives and customer loyalty programs.

        United Cargo' s premium international time-definite service, TD.Guaranteed, was expanded to more U.S. destinations with intra-U.S. connections, which more than doubled TD.Guaranteed revenue since the product was introduced in 1999.  In addition, another time-sensitive product, United Sameday, was introduced in 2000 for the small package, door-to-door delivery service, which may be booked via a toll-free number or the Internet (www.unitedsameday.com).

        Fuel.  Changes in fuel prices are industry-wide occurrences that benefit or harm United' s competitors as well as United.  Fuel-hedging activities may affect the degree to which fuel-price changes affect individual companies.  To assure adequate supplies of fuel and to provide a measure of control over fuel costs, United ships fuel on major pipelines and stores fuel close to its major hub locations.

        United' s results of operations are significantly affected by the price and availability of jet fuel.  It is estimated that, absent hedging, every $.01 change in the average annual price-per-gallon of jet fuel causes a change of approximately $31 million in United' s annual fuel costs.  United' s average price per gallon of jet fuel in 2000 increased 40%, as compared to the previous year.  However, the average price of spot jet fuel in the U.S. Gulf Coast increased 71% during that same period.  United' s price in 2000 was mitigated by a fuel hedging program that was primarily an options-based strategy, through which the upside was retained while the downside was eliminated.

        Insurance.  United carries liability insurance of a type customary in the air transportation industry, in amounts which it deems adequate, covering passenger liability, public liability, property damage liability, and physical damage insurance on United' s aircraft and property.

Marketing Strategy

        Besides offering convenient scheduling throughout its domestic and international segments, United seeks to attract high yield customers and create customer preference by providing a comprehensive network, an attractive frequent-flyer program, and enhanced service initiatives.

        Alliances.  United has formed bilateral alliances with other airlines to provide its customers more choices and to participate worldwide in markets that it cannot serve directly for commercial or governmental reasons.  An alliance is a collaborative marketing arrangement between carriers, which can include joint frequent flyer participation, code-sharing of flight operations, coordination of reservations, baggage handling, and flight schedules, and other resource sharing activities.  "Code-sharing" is an agreement under which a carrier' s flights can be marketed under the two-letter airline designator code of another carrier.  Through an alliance, carriers can provide their customers a seamless global travel network under their own airline code.   United now participates in a multilateral alliance, the Star Alliance™ .

        The Star Alliance is an integrated worldwide transport network, which provides customers with global recognition and a wide range of other benefits.  Collectively, the Star Alliance carriers served more than 815 destinations in over 130 countries during 2000.  The Star Alliance enables its member carriers to more effectively compete with other worldwide alliances.  Founded in 1997 by United and five other carriers, the Star Alliance has grown to fifteen carriers.  Besides United, the Star Alliance includes:  Air Canada, Air New Zealand, All Nippon Airways, Ansett Australia, Austrian Airlines, British Midland, Lauda Air, Lufthansa, Mexicana, SAS, Singapore Airways, Thai International Airways, Tyrolean and Varig.  United currently holds bilateral immunity with Air Canada and integrated antitrust immunity with Lufthansa, SAS, and the Austrian Group.

        United has also formed independent alliances with other air carriers.  Current agreements exist between United and each of Aeromar, ALM Antillean, Aloha, BWIA, Cayman Airways, Continental Connection, Emirates, Saudi Arabian Airlines, and Spanair.

        In addition, United has a marketing program in North America known as United Express®, under which independent regional carriers, utilizing turboprop equipment and regional jets, feed United' s major airports and international gateways.  The carriers in the United Express program serve small and medium-sized cities in the U.S., linking those cities to United' s hubs.  United Express carriers include Air Wisconsin Airlines Corporation, Atlantic Coast Airlines, Great Lakes Aviation and Sky West Airlines.  Effective May 1, 2001, Great Lakes Aviation will no longer be a United Express carrier, but will continue its relationship with United as an alliance carrier.

        Mileage Plus®.  United established the frequent flyer program to develop and retain passenger loyalty by offering awards and services to frequent travelers.  Over 40 million members have enrolled in Mileage Plus since it was started in 1981.  Mileage Plus members earn mileage credit for flights on United, United Shuttle, United Express, the Star Alliance carriers and certain other airlines which participate in the program.  Miles can also be earned by utilizing the goods and services of non-airline program participants, such as hotels, car rental companies, bank credit card issuers, and a variety of other businesses.  Mileage credits can be redeemed for free, discounted or upgrade travel awards on United and other participating airlines, or, to a limited extent, other travel and non-travel industry awards.

        Travel awards can be redeemed at the "Standard" level for any unsold seat on any United flight to every destination served by United.  Redemption at the "Saver" award level, however, is restricted with blackout dates and capacity controlled inventory, thereby limiting the use of Saver awards on certain flights.

        When a travel award level is attained, liability is recorded for the incremental costs of providing travel, based on expected redemptions.  United' s incremental costs include the additional costs of providing service to the award recipient, such as fuel, meal, personnel and ticketing costs, for what would otherwise be a vacant seat.  The incremental costs do not include any contribution to overhead or profit.  For mileage sold to other program participants prior to January 1, 2000, revenue was recognized when the miles were sold.  Beginning January 1, 2000, a portion of revenue from the sale of mileage is deferred and recognized when the transportation is provided. (See Item 8, Note 1(i) "Summary of Significant Accounting Policies - Mileage Plus Awards" in the Notes to Consolidated Financial Statements.)

        At December 31, 2000, the estimated number of outstanding awards was approximately 10.8 million, as compared with 7.0 million at the end of the prior year.  United estimates that 8.9 million of such awards will ultimately be redeemed and, accordingly, has recorded a liability amounting to $564 million, which includes the deferred revenue from the sale of miles to program participants.  Based on historical data, the difference between the awards expected to be redeemed and the total awards outstanding arises because:  (1) some awards will never be redeemed, (2) some will be redeemed for non-travel benefits, and (3) some will be redeemed on partner carriers.

        In 2000, 1.97 million Mileage Plus travel awards were used on United.  This number represents the number of awards for which travel was actually provided in 2000 and not the number of seats that were allocated to award travel.  In 1999, 2.24 million awards were used, while 2.13 million awards were used in 1998.  Such awards represented 7.2% of United' s total revenue passenger miles in 2000, 8.7% in 1999, and 8.6% in 1998.  Passenger preference for Saver awards, which have inventory controls, keep displacement of revenue passengers at a minimum.  Travel award seats flown on United represent 72% of the total awards issued, of which 87% are used for travel within the U.S. and Canada.  In addition to the awards issued for travel on United, approximately 10% of the total awards issued are used for travel on partner airlines.

        Economy Plus®.  In late 1999, United announced Economy Plus, which is a reconfiguration of the first six to eleven rows of the United Economy cabins on aircraft serving the North America market.  This reconfigured area provides four to five additional inches of legroom for United' s Premier® frequent-flyers and full-fare United Economy customers, many of whom often travel in the United Economy cabin.  United was the first U.S. airline to offer additional legroom on its North America flights and completed the seat reconfiguration in early 2000.

        In early 2001, United announced that it is reconfiguring its fleet of three-cabin international aircraft to create Economy Plus seating.  In doing so, United becomes the first U.S. airline to offer premium seating area in the front of its economy cabin on both its North America and international flights.  United also unveiled plans to enhance United Business class throughout its international fleet to offer customers an additional seven inches of legroom.

        Distribution Channels.  The overwhelming majority of United' s airline inventory continues to be distributed through the traditional channels of travel agencies and computer reservation systems (CRS).  United uses the Apollo reservation system, which is hosted by Galileo International, a CRS in which United holds approximately a 15% equity interest.  The hosting agreement with Galileo continues through 2004.

        Electronic Commerce.  Consumers are increasingly turning to online avenues to meet their travel needs.  United is using e-commerce capabilities to strengthen and enhance its market position, attract new customer segments, and reduce the overall costs of booking transportation.  Additionally, United is utilizing e-commerce capabilities in initiatives addressing opportunities in the areas of cargo, process improvement and customer connectivity.

        On October 3, 2000, UAL formed United NewVentures, a new subsidiary to provide innovative solutions for its customers, to strengthen United' s airline business and to create incremental value for UAL Corporation' s stockholders.  United NewVentures, Inc. is a wholly owned subsidiary of UAL.

        United NewVentures currently has two divisions, United NetVentures and United NetWorks.  United NetWorks incorporates the E-Commerce Division created in January, 2000.  The focus of United NetVentures is business development of non-United branded businesses, enhancing United' s e-commerce partnerships and identifying new e-commerce opportunities with strategic partners.  United' s involvement in projects such as Orbitz, Hotwire and Cordiem, a business-to-business Internet exchange, are managed by United NetVentures.

        United NetWorks is responsible for all United-branded e-commerce activities, such as strategy, operations, planning, and support of united.com, the airline' s web site, as well as wireless initiatives, such as proactive customer notification of flight information.  United NetWorks is also responsible for the Mileage Plus non-airline relationships, which currently include over ninety partners among car rental, hotel, telecommunications, shopping, dining and financial services companies.

        Our United Commitmentsm.  To renew its commitment to improve key areas of customer satisfaction and as part of an industry-wide, voluntary initiative, United implemented a comprehensive customer service plan, Our United Commitment, in late 1999 and fully deployed it in 2000.  Our United Commitment addresses issues identified by United' s frequent flyer customers as being most important to them, such as improved communication, increased information throughout the travel experience, more efficient baggage handling and greater responsiveness to customer inquiries.

        On February 13, 2001, the Inspector General of the U.S. Department of Transportation released its full-year report on the effectiveness of the airline industry' s voluntary initiatives.  Although the report found that progress had been made in some areas, it stressed that the industry continues to fall short in notifying passengers about flight delays and cancellations.  The report is based on a review of the voluntary programs of 17 carriers, including United.

        Over the past year, United introduced new services aimed at helping customers avoid delays, keeping customers informed when delays and cancellations occur, and minimizing the impact of cancellations and delays upon customers.  Examples of such new services include:

--Deploying an industry-leading proactive flight paging system;

--Installing United EasyCheck-Insm kiosks, allowing customers with E-tickets to bypass airport lines and check themselves in;

--Deploying state-of-the-art mobile "chariot" workstations in all hub airports, providing additional passenger check-in stations;

--Installing the United EasyInfosm digital electronic information display systems, which give real-time information; and

--Launching the customer advocate center, which proactively accommodates customers in anticipation of irregular operations.

        While the report identified where the airlines have been lacking, United received praise for measures that went beyond actions required by Our United Commitment.  The report stated that initiatives such as more legroom between seats, expansion of overhead baggage compartments and providing chariots to reduce lines were additional efforts to make the travel experience better.  Additionally, United was one of only three airlines to incorporate its customer service plan into its contract of carriage.

Industry Conditions

        Operating Environment.  The air travel business is subject to seasonal fluctuations.  United' s operations are often adversely impacted by winter weather and United' s first- and fourth-quarter results normally reflect reduced travel demand.  Operating results for the Company are generally better in the second and third quarters.  In addition to weather conditions, air traffic control limitations and concerted employee job actions may from time-to-time cause disruptions in operations.

        Competition.  The airline industry is highly competitive.  In domestic markets, new and existing carriers are free to initiate service on any route.  United' s domestic competitors include all of the other major U.S. airlines as well as regional carriers, some of which have lower cost structures than United.

        In its international service, United competes not only with U.S. carriers but also with foreign carriers, including national flag carriers, which in certain instances enjoy forms of governmental support not available to U.S. carriers.  Competition on certain international routes is subject to varying degrees of governmental regulations (see "Government Regulation").  United has advantages over foreign air carriers in the U.S. because of its ability to generate U.S. origin-destination traffic from its integrated domestic route systems, and because foreign carriers are prohibited by U.S. law from carrying local passengers between two points in the U.S.  United experiences comparable restrictions in foreign countries.

        In addition, U.S. carriers are often constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments.  To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements that allow the carriers to provide traffic feed to each other' s flights.  (See "Marketing Strategy - Alliances")

Government Regulation

        General.  All carriers engaged in air transportation in the U.S. are subject to regulation by the U.S. Department of Transportation ("DOT").  The DOT has authority to: issue certificates of public convenience and necessity for domestic air transportation and, through the Federal Aviation Administration ("FAA"), air-carrier operating certificates; authorize the provision of foreign air transportation by U.S. carriers; prohibit unjust discrimination; prescribe forms of accounts and require reports from air carriers; regulate methods of competition, including the provision and use of computerized reservation systems; and administer regulations providing for consumer protection, including regulations governing the accessibility of air transportation facilities for handicapped individuals.  United holds certificates of public convenience and necessity, as well as air-carrier operating certificates, and therefore is subject to DOT regulations.  The FAA also administers the U.S. air traffic control system and oversees aviation safety issues.

        United' s operations require licenses issued by the aviation authorities of the foreign countries that United serves.  Foreign aviation authorities may from time to time impose a greater degree of economic regulation than exists with respect to United' s North America operations.  United' s ability to serve some international markets and its expansion into many of these markets are presently restricted by a lack of aviation agreements to allow such service or, in some cases, by the restrictive terms of such agreements.

        In connection with its international services, United is required to make regular filings with the DOT and to observe tariffs establishing the fares charged and the rules governing the transportation provided.  In certain cases, fares and schedules require the approval of the relevant foreign governments.  Shifts in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements between the U.S. and other governments, and could diminish the value of United' s international route authority.  United' s operating rights under the air services agreements might not be preserved in such cases.

        Airport Access.  Historically, take-off and landing rights ("slots") at Chicago O' Hare International, New York John F. Kennedy International, New York LaGuardia and Washington Reagan National airports have been limited by the "high density traffic rule."  Under this rule, slots may be bought, sold or traded.  In April 2000, the U.S. President signed the Wendell H. Ford Investment and Reform Act for the 21st Century ("AIR 21") which includes a phase-out of slots at Chicago' s O' Hare International Airport and New York' s LaGuardia and JFK airports.  Starting in May 2000, AIR 21 has allowed carriers to operate foreign air service at Chicago O' Hare without slots, thereby eliminating the government' s need to withdraw slots from incumbent carriers.

        As part of the phase-out of the high density traffic rule, slot exemptions were made available for new entrants, as well as for carriers providing service to small- to medium-sized and non-hub airports.  This exemption, however, led to a significant increase of flights into and out of LaGuardia that far exceeded that airport' s capacity.  As a result, all carriers operating at LaGuardia, including United, incurred a significant number of delays and cancellations during 2000.

        To reduce the resulting traffic congestion problems, the FAA implemented a slot lottery system for determining the additional carriers that may operate from LaGuardia.  The lottery system is currently in effect and has substantially reduced delays and cancellations.  The slot lottery was designed as a temporary remedy; the FAA is currently considering a number of capacity management alternatives at LaGuardia for long-term improvement, including making slot lotteries permanent.

        AIR 21 also provides that nearly $40 billion from the U.S. Aviation Trust Fund is to be invested in aviation facilities, equipment and training, examples of which could be radar modernization, airport construction projects, and the hiring and training of air traffic controllers.

        Across the Atlantic, the Commission of the European Union ("EU") has proposed a regulation that would, if enacted, dramatically alter the manner in which airport slots are held and allocated.  The centerpiece of the proposal is that a slot at major airports would have a life-span of only ten years, at which time it would automatically revert to the airport slot controller.  The proposal has been met with fierce opposition from airlines.  The Commission will likely re-evaluate its original proposal and consider a milder form of slot reform.

        United currently has a sufficient number of leased gates and other airport facilities, but expansion by United may be constrained at certain airports by insufficient availability of gates on attractive terms or other factors, such as noise restrictions.

        Safety.  The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, maintenance, communications and other matters.  United' s aircraft and engines are maintained in accordance with the standards and procedures recommended and approved by the manufacturers and the FAA.

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

        The Air Transport Association ("ATA"), an industry organization to which United belongs, and the Department of Defense ("DoD") have signed a memorandum of understanding, establishing procedures for auditing international code-share partners that carry DoD personnel.  Based on the DOT/FAA Safety Program Guidelines issued to all U.S. carriers, United has also established a safety review plan for Star Alliance and code-share airlines.  Audits are conducted on both prospective and existing code-share partners.  The FAA reviews audit reports and makes code-share approval recommendations to the DOT.

        Passenger Rights Legislation.  Following the February 2001 report of the DOT Inspector General, several pieces of legislation were introduced by members of the U.S. Congress to implement a variety of changes in the airline industry, such as: requiring airlines to disclose all available fares; allowing consumers to purchase any published fare from an airline or a travel agent; requiring airlines to disclose the number of seats available for frequent flyer travelers; and granting authority to the DOT to intervene and roll back fares in certain markets.

        In 2000, the EU' s transport commissioner proposed two legislative alternatives for limiting airlines'  use of overbooking as a revenue management device.  The first alternative would distinguish between an intention to fly and a confirmed booking.  If the passenger has only indicated an intention to fly, the passenger would be allowed to cancel without penalty and the airline would be allowed to give away the seat.  For a confirmed booking, however, an airline would have no choice but to provide a seat for a passenger with a confirmed booking.  The second alternative under consideration is to limit an airline' s ability to overbook.  The limitation would be combined with efforts to encourage airlines to stage auctions where the carrier improves its compensation offer until someone is tempted to surrender his or her seat.

        It is not clear what form that any of the U.S. or European legislation might ultimately take.

        Privacy Laws.  An initiative of significant impact within the EU and elsewhere is the introduction of privacy standards that apply to companies transmitting private information from the EU to countries abroad.  To comply with the privacy directives, the U.S. Commerce Department and the EU Commission have agreed to safe harbor principles.  Although the safe harbor principles are voluntary at this point, United plans to comply with them.  In mid-2001, the U.S. Commerce Department and the EU Commission will review the status of voluntary compliance.

        Canada, Argentina and Australia have enacted new privacy laws covering the collection and disclosure of personally identifiable information.  These laws have either gone into force or will go into force later this year, and may have an impact on the way United collects and transmits personal identifiable information in these jurisdictions.

        Environmental Regulations.  United operates a number of underground and above-ground storage tanks throughout its system.  They are used for the storage of fuels and deicing fluids.  United has been identified as a Potentially Responsible Party in some state and federal recovery actions involving soil and ground water contamination.  The Company has been working with the relevant government agencies to resolve the issues and believes they will be resolved without material adverse effect on the Company.

Employees - Labor Matters

        At December 31, 2000, the Company and its subsidiaries had more than 102,000 employees.  Approximately 80 % of United' s employees are represented by various labor organizations.

        Collective bargaining agreements are negotiated under the Railway Labor Act, which governs labor relations in the transportation industry, and typically do not contain an expiration date.  Instead, they specify a date called the amendable date, by which either party may notify the other of its desire to amend the agreement.  Upon reaching the amendable date, the contract is considered "open for amendment."  Prior to the amendable date, neither party is required to agree to modifications to the bargaining agreement.  Nevertheless, nothing prevents the parties from agreeing to start negotiations or to modify the agreement in advance of the amendable date.

        Contracts remain in effect while new agreements are negotiated.  During the negotiating period, both the Company and the negotiating union are required to maintain the status quo.  Recent operating disruptions suggest, however, that some members of the negotiating employee group may engage in activities designed to "slow down" the airline.  These slowdown tactics may involve refusal to work overtime, increased sick leave usage and other disruptive behavior that could have an adverse impact on operations.

        United' s collective bargaining agreements with the International Association of Machinists and Aerospace Workers ("IAM") became amendable on July 12, 2000.  United is currently in negotiations with the IAM, under the auspices of the National Mediation Board ("NMB").  Under the law, the parties are not allowed to resort to self-help, such as strikes or lock-outs, until they are released from mediation by the NMB, and then only after a 30 day cooling-off period.  However, the NMB can request the U.S. president to create a Presidential Emergency Board, the creation of which imposes an additional 60-day bar against self-help remedies.  If the parties fail to reach a resolution by the end of the 60 days, the U.S. Congress can impose a settlement.  The Company cannot predict when the current negotiations will be resolved.  For additional information on the status of negotiations, see "Labor Agreements" in Item 7. Management' s Discussion and Analysis of Financial Condition and Results of Operations.

        The employee groups, number of employees, labor organization and current contract status for each of United' s major collective bargaining groups in the U.S., as of December 31, 2000, are as follows:

	Number of		Contract Open
Employee Group	Employees	Union	for Amendment
Pilots	10,045	ALPA	Sept. 1, 2004
Flight Attendants	24,199	AFA	March 1, 2006*
Mechanics/Ramp	15,706	IAM	July 12, 2000
Passenger Service	31,606	IAM	July 12, 2000

* The collective bargaining agreement between the Company and the AFA provides for mid-term wage adjustments.

Corporate Governance and the ESOPs

        Background.  In July 1994, the stockholders of UAL approved a plan of recapitalization that provided an approximately 55% equity and voting interest in UAL to certain employees of United, in exchange for wage concessions and work-rule changes.  The employees'  equity interest was allocated to individual employee accounts through the year 2000 under the Employee Stock Ownership Plans ("ESOPs") created as part of the recapitalization.  The entire ESOP voting interest is voted by the ESOP trustee at the direction of, and on behalf of, the employees participating in the ESOPs.

        As part of the recapitalization, the Company' s stockholders approved an elaborate governance structure, which is contained principally in the Company' s Restated Certificate of Incorporation ("UAL Charter") and the ESOPs.  Among other matters, the UAL Charter provides that the Company' s Board of Directors is to consist of five public directors, four independent directors, and three employee directors which are appointed by different classes of stockholders (see the Company' s Proxy Statement for its Annual Meeting of Stockholders for information concerning the processes for electing the directors and for Board committee requirements).  A number of special stockholder and Board voting requirements were also established, as summarized below.

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

        Other special voting requirements apply to amendments to the UAL Charter and certain bylaws, repurchases of common stock, stock sales to employee benefit plans, and business transactions with labor. The special voting rights referred to in the previous paragraph will continue until "Sunset" (defined below), at which time the corporate governance section will convert to a more traditional form, providing for nine public directors and three employee directors.

        In the case of a merger or Control Transaction (defined below) that involves an Uninstructed Trustee Action (defined below), any required stockholder approval must also include at least a majority of the votes represented by all outstanding shares of the Director Preferred Stocks (defined below), UAL common stock and such other classes and series of stock that vote together with the common stock as a single class ("Single Class Voting").

        "Sunset."  The Voting Preferred Stock (see Item 8, Note 13 of the Notes to Consolidated Financial Statements) outstanding at any time commands voting power for approximately 55% of the vote of all classes of capital stock in all matters requiring a stockholder vote, other than the election of members of the Board of Directors.  The Voting Preferred Stock will generally continue to represent approximately 55% of the aggregate voting power until Sunset, even though the common stock issuable upon conversion of the ESOP stock may represent more or less than 55% of the fully diluted common stock of UAL.  Sunset will occur when the common shares issuable upon conversion of Class 1 and Class 2 ESOP convertible preferred stock (see Item 8, Note 13 of the Notes to Consolidated Financial Statements), plus any common equity (generally common stock issued or issuable at the time of the recapitalization) held by any other Company sponsored employee benefit plans, plus any available unissued ESOP shares held in the ESOPs equal, in the aggregate, less than 20% of the common equity and available unissued ESOP shares of UAL.  For purposes of measuring the Sunset, employee ownership was approximately 63.84% at December 31, 2000.

        Control Transactions.  A "Control Transaction" is a tender or exchange offer, or other opportunity to dispose of or convert at least 3% of UAL common stock, Class 1 and Class 2 ESOP convertible preferred stock into common stock, and Voting Preferred Stocks, or any transaction or series of related transactions in which any person or group acquires or seeks to acquire control of UAL or of all or substantially all of the assets of UAL and its subsidiaries.  In a Control Transaction, ESOP participants are entitled to instruct the ESOP trustee as to whether to tender, sell, convert or otherwise dispose of shares allocated to their accounts under the ESOP, and current employees who are ESOP participants may give the same instructions for ESOP shares that have been issued, but not yet allocated to participants.  Shares held by the Supplemental ESOP will be tendered or directed by the Supplemental ESOP Committee.

        If a Control Transaction results in the sale or exchange of any shares held by the ESOPs, the proceeds will be used to acquire, to the extent possible, shares of common stock (or preferred stock which is convertible into common) that qualify as "employer securities" as defined in Internal Revenue Code Section 409(l).  If UAL shares do not qualify as "employer securities," then the shares must be "employer securities" of a public company having a Moody' s senior long-term debt rating at least as good as that of UAL and United at such time.  If such securities cannot be acquired, then UAL, ALPA and the IAM will make appropriate arrangements reasonably satisfactory to the unions to protect the interests of the participants.

        Uninstructed Trustee Actions.  An uninstructed trustee action refers to situations in which the ESOP trustee adopts a course of action without obtaining instructions from the ESOP participants, or disregards their instructions, including situations involving Control Transactions.  Under specific circumstances, this action can cause the Voting Preferred Stocks to be converted into UAL common stock, with the special voting rights of these shares transferring to the Director Preferred Stocks (defined as Class Pilot MEC, IAM, and SAM junior preferred stock -- see Item 8, Note 13 of the Notes to Consolidated Financial Statements) in the following approximate percentages: to the holder of the Class Pilot MEC Preferred Stock, 46.23%; to the holder of the Class IAM Preferred Stock, 37.13% ; and to the holders of the Class SAM Preferred Stock, 16.64%.  The Director Preferred Stocks will continue to hold the Single Class Voting Rights until Sunset, or if Sunset occurs because of, or within one year of, an uninstructed trustee action, July 12, 2010.

            Specific circumstances that give rise to a transfer of voting rights include:

            (1)   The ESOP trustee fails to solicit timely instructions or fails to act in accordance with such instructions (see below for reasons), with respect to the following:

                  (a)   But for the transfer of voting rights, a stockholders vote would have been sufficient to approve a merger or Control Transaction involving UAL or United, or if no vote is required, the ESOP trustee enters into a binding commitment in connection with a Control Transaction; or

                (b)   the ESOP trustee disposes of 10% or more of the common equity represented by the Class 1 and Class 2 ESOP Preferred Stock (other than in connection with the usual distribution or diversification under the ESOP).

            (2)   In addition, one of the following circumstances must be present:

                (a)   such transaction would not have been approved if the trustee had solicited and/or followed the instructions;

                (b)   no timely solicitation of instructions occurs, and the matter would not have been approved had the ESOP trustee cast all its votes against the matter, or

                (c)   a matter that does not require a stockholder vote to approve such transaction.

         An ESOP trustee' s disregard of instructions gives rise to an uninstructed trustee action only when the failure to follow the instructions is attributable to (1) the trustee' s conclusion that its fiduciary responsibilities require the trustee to not follow the instructions or (2) the ESOP provisions relating to soliciting are unenforceable.

        This section is intended as a general summary and is qualified in its entirety by reference to the UAL Charter, the Stockholders'  Agreements, the First Refusal Agreement, the ESOPs and the other exhibits to this Form 10-K.

ITEM 2.  PROPERTIES.

Flight Equipment

        As of December 31, 2000, United' s operating aircraft fleet totaled 604 jet aircraft, of which 289 were owned and 315 were leased.  These aircraft are listed below:

	Average				Average
Aircraft Type	No. of Seats	Owned	Leased*	Total	Age (Years)

A319-100	120	14	18	32	2
A320-200	138	19	49	68	4
B727-200	141	67	8	75	22
B737-200	103	24	0	24	22
B737-300	120	10	91	101	12
B737-500	104	27	30	57	9
B747-400	368	23	21	44	6
B757-200	182	41	57	98	9
B767-200	168	19	0	19	18
B767-300	219	15	20	35	6
B777-200	288	30	18	48	3
DC10-30	298	0	3	3	23

TOTAL OPERATING		289	315	604	10
FLEET

            *United' s aircraft leases have initial terms of 10 to 26 years, and expiration dates range from 2001 through 2020.  Under the terms of all leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others, at fair market value or a percentage of cost.

        As of December 31, 2000, 110 of the 289 aircraft owned by United were encumbered under debt agreements.

        On February 1, 2001, United exercised options to acquire 15 additional aircraft.  The following table sets forth United' s firm aircraft orders and expected delivery schedules as of December 31, 2000, plus the additional 15 aircraft:

Aircraft Type	Number	To Be Delivered	Delivery Rate

A319-100	44	2001-2003	0-2 per month
A320-200	48	2001-2003	0-2 per month
B767-300	2	2001
B777-200	13	2001-2002	0-1 per month

Total	107

Ground Facilities and Equipment

        United has entered into various leases relating to its use of airport-landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves.  Major leases expire at Chicago O' Hare in 2018, Los Angeles in 2021, San Francisco in 2011, and Washington Dulles in 2014.  United also has leased ticketing, sales and general office space in the downtown and outlying areas of most of the larger cities in its system.  In suburban Chicago, United owns a 106-acre complex consisting of more than one million square feet of office space for its world headquarters, a computer facility and a training center.

        United' s Maintenance Operation Center ("MOC") at San Francisco International Airport occupies 129 acres of land, three-million square feet of floor space and 12 aircraft hangar docks under a lease expiring in 2003, with an option to extend for 10 years.  United' s Indianapolis Maintenance Center, a major aircraft maintenance and overhaul facility, is operated under a lease with the Indianapolis Airport Authority that expires in 2031.  United also has a major facility at the Oakland, California airport, dedicated to widebody airframe maintenance.

        At Denver International Airport, United operates under a lease and use agreement expiring in 2025, and occupies 52 gates and more than one million square feet of exclusive or preferential use terminal building space.  United' s flight training center, located in the City and County of Denver, can accommodate 36 flight simulators and more than 90 computer-based training stations.

        In connection with the Company' s planned acquisition of US Airways, the Company has announce plans to invest up to $160 million in constructing a 300,000 to 360,000 square foot maintenance complex in Pittsburgh.  The Commonwealth of Pennsylvania and Allegheny County have proposed to provide $60 million in incentive assistance based, in part, on a job retention program.

ITEM 3.  LEGAL PROCEEDINGS.

1.      Frank, et al. v. United; EEOC v. United

        As previously reported in our Form 10-Q for the quarter ended September 30, 2000, a class action lawsuit against United was filed February 7, 1992 in federal district court in California, alleging that United' s former flight attendant weight program, in effect from 1989 to 1994, unlawfully discriminated against flight attendants on the grounds of sex, age and other factors, and seeking monetary relief.  On April 29, 1994, the class was certified as to the sex and age claims.  Following extensive motion practice, on March 10, 1998, the district court dismissed all the claims against United.  Following an appeal to the Court of Appeals for the Ninth Circuit, a three judge panel of the Ninth Circuit, on June 21, 2000, overturned the ruling and held that United' s former weight program violated the law.  The court ruled that the plaintiffs were entitled to judgment as a matter of law on their claims for discrimination based on sex and that a trial was required for determination on their claims for age discrimination.  In addition, the appellate court reversed the dismissal of all individual class representative claims of discrimination and the case was remanded to the district court for further proceedings.  United' s petition for en banc review by an 11-judge panel was denied on August 11, 2000.  On December 8, 2000, United petitioned for a review of the Ninth Circuit decision by the U.S. Supreme Court, but that petition was denied on March 5, 2001.  In accordance with the appellate court ruling, the case will go back to the district court for further proceedings with respect to the age discrimination claims and for a determination of damages with respect to the sex discrimination claims.

2.     United v. Mesa Airlines, Inc. and WestAir Commuter Airlines, Inc.

        As previously reported in our Form 10-Q for the quarter ended September 30, 2000, United sued Mesa Airlines, Inc. and its subsidiary, WestAir Commuter Airlines, Inc., on June 23, 1997, in the U.S. District Court for the Northern District of Illinois, seeking an order declaring that United had the right to make certain market adjustments in markets served by WestAir' s United Express service in California.  On January 22, 1998, United notified Mesa that it was terminating Mesa' s United Express contract and United amended its complaint to add claims against Mesa for failure to fly and for monetary damages.  Mesa and WestAir filed claims against United alleging, among other things, wrongful termination of their contract and fraud, and seeking monetary damages.  On July 5, 2000, the Seventh Circuit Court of Appeals affirmed the dismissal of Mesa' s tort claims, including its claim alleging fraud on the ground that those claims are preempted by the Airline Deregulation Act.  Mesa filed a petition for certiorari with the U.S. Supreme Court.  That petition was denied, ending the appeals process for the tort claims.  On March 5, 2001, the parties agreed to a settlement and have since dismissed the remaining claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders of the Company during the fourth quarter of 2000.

Executive Officers of the Registrant

        Information regarding the executive officers of the Company is as follows:

        James E. Goodwin.  Age 56.  Mr. Goodwin has been Chairman and Chief Executive Officer of the Company and United since July 1999.  Prior to his current position, he was President and Chief Operating Officer of the Company and United from September 1998; from April 1995 until September 1998, he served as Senior Vice President - North America of United.

        Rono Dutta.  Age 49.  Mr. Dutta has been President of the Company and United since July 1999.  Prior to his current position, he served as Senior Vice President - Planning of United.

        Douglas A. Hacker.  Age 45.  Mr. Hacker has been Executive Vice President and Chief Financial Officer of the Company and Executive Vice President - Finance & Planning and Chief Financial Officer of United since July 1999.  Prior to his current position, he had served as Senior Vice President and Chief Financial Officer for the Company and United.

        William P. Hobgood.  Age 62.  Mr. Hobgood has been Senior Vice President - People of United since March 1997 and Senior Vice President of the Company since September 1999.  Prior to joining United, he was in private practice as an attorney specializing in mediation and arbitration, including labor-management issues.

        Francesca M. Maher.  Age 43.  Ms. Maher has been Senior Vice President, General Counsel and Secretary of the Company and United since October 1998.  From June 1997 until October 1998, she was Vice President, General Counsel and Secretary of the Company and United.  Previously, she was Vice President - Law and Corporate Secretary of the Company and Vice President-Law, Deputy General Counsel and Corporate Secretary of United.

        Andrew P. Studdert.  Age 44.  Mr. Studdert has been Executive Vice President and Chief Operating Officer of the Company and of United since July 1999.  Prior to his current position, he served as Senior Vice President - Fleet Operations of United from September 1997.  He served as Senior Vice President and Chief Information Officer of United from April 1995 to September 1997.

        There are no family relationships among the executive officers of the Company.  The executive officers of the Company serve at the discretion of the Board of Directors.

PART II

ITEM 5.  MARKET FOR REGISTRANT' S COMMON EQUITY AND RELATED

                     STOCKHOLDER MATTERS.

        The Company' s Common Stock, $.01 par value (the "Common Stock"), is traded principally on the New York Stock Exchange (the "NYSE") under the symbol UAL, and is also listed on the Chicago Stock Exchange and the Pacific Stock Exchange.  The following sets forth for the periods indicated the high and low sales prices and dividends paid per share of the Company' s Common Stock on the NYSE Composite Tape.

		High	Low	Dividends Paid

2000:
	1st quarter	$ 79	$ 45 3/4
	2nd quarter	65 1/8	49	$0.3125
	3rd quarter	61 5/8	40 1/4	$0.3125
	4th quarter	43 15/16	34 1/16	$0.3125

1999:
	1st quarter	$ 80 1/4	$ 57 9/16
	2nd quarter	87 3/8	60 1/16
	3rd quarter	69 3/8	58 3/16
	4th quarter	78 3/4	60 1/8

        The Company initiated a quarterly dividend during the second quarter of 2000.  The payment of any future dividends on the Common Stock and the amount thereof will be determined by the Board of Directors of the Company based on the financial condition of the Company and other relevant factors.

        On March 14, 2001, based on reports by the Company' s transfer agent for the Common Stock, there were 23,542 common stockholders of record.

Item 6.   Selected Financial Data and Operating Statistics

(In Millions, Except Per Share and Rates)	Year Ended December 31
	2000	1999	1998	1997	1996
Income Statement Data:
Operating revenues	$ 19,352	$ 18,027	$ 17,561	$ 17,378	$ 16,362
Earnings before extraordinary item
and cumulative effect	265	1,238	821	958	600
Net earnings	50	1,235	821	949	533
Per share amounts, diluted:
Earnings before extraordinary item
and cumulative effect	1.89	9.97	6.83	9.04	5.85
Net earnings	0.04	9.94	6.83	8.95	5.06
Cash dividends declared per common share	1.25	-	-	-	-

Pro Forma Income Statement Data[1]:
Earnings before extraordinary item	na	$ 1,209	$ 774	$ 931	$ 553
Net earnings	na	1,206	774	922	486
Per share amounts, diluted:
Earnings before extraordinary item	na	9.71	6.38	8.76	5.29
Net earnings	na	9.68	6.38	8.67	4.50

Other Information:
Total assets at year-end	$ 24,355	$ 20,963	$ 18,559	$ 15,464	$ 12,677
Long-term debt and capital lease
obligations, including current portion,
and redeemable preferred stock	7,487	5,369	5,345	4,278	3,385

Revenue passengers	85	87	87	84	82
Revenue passenger miles	126,933	125,465	124,609	121,426	116,697
Available seat miles	175,485	176,686	174,008	169,110	162,843
Passenger load factor	72.3%	71.0%	71.6%	71.8%	71.7%
Breakeven passenger load factor	69.4%	64.9%	64.9%	66.0%	66.0%
Passenger revenue per passenger mile (cents)	13.3	12.5	12.4	12.6	12.4
Operating revenue per available seat mile (cents)	11.0	10.2	10.1	10.3	10.0
Operating expense per available seat mile (cents)	10.6	9.4	9.2	9.5	9.3
Fuel gallons consumed	3,101	3,065	3,029	2,964	2,883
Average price per gallon of jet fuel (cents)	81.0	57.9	59.0	69.5	72.2

1 The pro forma income statement amounts reflect adjustments to the historical income statement data assuming the Company had adopted the provisions of Staff Accounting Bulletin 101 ("SAB 101") in prior periods.  (See Note 1i "Summary of Significant Accounting Policies - Mileage Plus Awards" in the Notes to Consolidated Financial Statements.)

Item 7.   Management' s Discussion and Analysis of Financial Condition and

            Results of Operations

    This section contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified with an asterisk (*).  Forward-looking statements represent the Company' s expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10K.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Factors that could significantly impact the expected results referenced in the forward-looking statements are listed in the last paragraph of the section, "Outlook for 2001."

US Airways Acquisition

        On May 24, 2000, UAL announced that it had entered into a definitive merger agreement with US Airways Group, Inc. ("US Airways") pursuant to which US Airways will be acquired by the Company in an all-cash transaction for $4.3 billion.  Additionally, UAL will assume approximately $1.7 billion in US Airways net debt and $6.3 billion in operating leases.  On October 12, 2000, the stockholders of US Airways approved the merger.  The transaction, which the Company anticipates closing in the second quarter of 2001, is still subject to regulatory clearance and other customary closing conditions.  Definitive financing arrangements have not yet been determined although UAL expects to incur approximately $4.5 billion in additional indebtedness, through a combination of bank and public financing, to cover the cost of the acquisition as well as additional costs related to the integration of the airlines.

        Subject to regulatory approval of the transaction and the successful outcome of negotiations with local authorities, the Company announced its intentions to expand US Airways'  maintenance facility in Pittsburgh at a total projected cost of $160 million.  Additionally, the Company recognizes that it will incur significant costs associated with the integration of US Airways in order to achieve the anticipated benefits to both the Company and the millions of passengers and hundreds of communities served by United throughout the United States.  The Company expects that the new network will make traveling more convenient for passengers, connecting US Airways'  eastern U.S. markets with United' s east-west and international markets, thereby creating the nation' s most comprehensive airline network.  However, the Company recognizes that it may encounter difficulties in achieving these significant benefits.  As part of the agreement with US Airways, UAL generally has agreed to pay US Airways a $50 million termination fee in the event the merger does not take place.

        In addition, UAL and US Airways entered into a binding memorandum of understanding with Robert Johnson, a member of the US Airways Group Board of Directors, under which Mr. Johnson would buy certain of US Airways'  assets and create a new airline, to be called DC Air, which would compete on numerous routes currently served by US Airways in the Washington D.C. area.

        In a transaction designed to enhance the competitive benefits of the proposed merger with US Airways and address regulatory concerns, UAL and AMR Corporation ("AMR") on January 9, 2001 announced the approval of a binding memorandum of understanding, under which AMR' s American Airlines subsidiary ("American") will provide competitive service on key hub-to-hub routes where United and US Airways currently are the only competitors with non-stop flights.  As part of the agreement, American will also enter into a 20-year joint venture with United to jointly provide service on routes currently served by the US Airways Shuttle between New York' s LaGuardia Airport, Washington, D.C.' s Reagan National Airport and Boston' s Logan Airport.  In addition, United will transfer a number of gates, slots and up to 86 aircraft acquired in its merger with US Airways to American deemed to be surplus to the combined United and US Airways entity.

        AMR will pay UAL up to $1.2 billion in cash for this transaction.  In addition, American will assume certain lease obligations and buy certain spare engines and other parts associated with the aircraft being transferred.  The transaction will provide financial benefits to UAL by reducing the debt requirements related to the acquisition of US Airways.

        On March 2, 2001, UAL announced that it had reached agreement with Atlantic Coast Airlines Holdings, Inc. ("ACAI"), for US Airways to sell its three wholly owned regional airlines to ACAI for an initial purchase price of $200 million.  UAL and ACAI will seek to agree upon the ultimate purchase price over an 18-month period.  If an ultimate purchase price is not agreed as to a carrier, then the transaction as to that carrier is subject to being unwound.  If ACAI is not the ultimate purchaser of at least one of the carriers, they will receive a fee of up to $10 million.  The transaction, which is contingent upon and will occur at the same time as closing of the proposed acquisition of US Airways, is subject to regulatory approvals and to certain termination rights by UAL.  In addition, at closing, the three carriers (Allegheny Airlines, Piedmont Airlines and PSA Airlines) are expected to execute agreements to provide feeder service to the combined United and US Airways network.

Results of Operations

        During 2000, the Company experienced significant operational disruptions, as a result of labor-related delays and cancellations, as well as weather and air traffic control limitations, which adversely affected both revenue and expense performance.  The Company attempted to mitigate the impact of these operational difficulties by reducing capacity, particularly in the domestic markets, where most of the problems were concentrated. The Company estimates the revenue shortfall arising from these disruptions and associated schedule reductions and cancellations to be somewhere between $700 and $750 million for the year.

Summary of Results -

        UAL' s earnings from operations were $654 million in 2000, compared to operating earnings of $1.4 billion in 1999.  UAL' s net earnings in 2000 were $50 million ($0.04 per share, diluted), compared to net earnings of $1.2 billion in 1999 ($9.94 per share, diluted).

        The 2000 earnings include an extraordinary loss of $6 million, after tax, on early extinguishment of debt and the cumulative effect of a change in accounting principle of $209 million, net of tax.  The 2000 earnings also include an impairment loss of $38 million, net of tax ($0.33 per share, diluted), related to the Company' s equity investment in Priceline.com, as well as a gain of $69 million, net of tax ($0.60 per share, diluted), on the sale of its investment in GetThere.com (see Note 6 "Investments" in the Notes to Consolidated Financial Statements).

        The 1999 earnings include an extraordinary loss of $3 million, after tax, on early extinguishment of debt and an after-tax gain of $468 million ($4.19 per share, diluted), on the sale of certain of the Company' s investments, as further described in Note 6 "Investments" in the Notes to Consolidated Financial Statements.

2000 Compared with 1999 -

        Operating Revenues.  Operating revenues increased $1.3 billion (7%) and United' s revenue per available seat mile (unit revenue) increased 8% to 11.02 cents.  Passenger revenues increased $1.1 billion (7%) primarily due to a 6% increase in yield to 13.25 cents.  United' s revenue passenger miles increased 1%, while available seat miles decreased 1%, resulting in a passenger load factor increase of 1.3 points to 72.3%.  The decrease in available seat miles reflects the Company' s response to the operational difficulties as well as the impact of Economy Plus.  The following analysis by market is based on information reported to the DOT:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
North America	(4%)	(3%)	7%
Pacific	10%	11%	7%
Atlantic	6%	6%	8%
Latin America	(10%)	(1%)	4%
System	(1%)	1%	6%

        Cargo revenues increased $25 million (3%) on increased freight ton miles of 3%, as freight yields remained constant and mail yields increased 1%.  Other operating revenues increased $152 million (19%) primarily due to increased fuel sales to third parties and additional revenues from operating agreements with Galileo International, Inc. ("Galileo"), offset by the decrease in other revenues related to the change in accounting for Mileage Plus sale of miles to third parties (see Note 1i "Summary of Significant Accounting Policies - Mileage Plus Awards" in the Notes to Consolidated Financial Statements).

        Operating Expenses.  Operating expenses increased $2.1 billion (12%) and United' s cost per available seat mile increased 13% from 9.41 to 10.63 cents.  Salaries and related costs increased $1.1 billion (19%) due to a new salary program implemented for non-contract employees, the impact of the new ALPA contract, and the estimated costs of IAM contracts which became amendable in July 2000 and are currently under negotiation.  ESOP compensation expense decreased $609 million (81%) as the Company discontinued recording ESOP compensation expense once the final ESOP shares were committed to be released in April 2000.  Aircraft fuel increased $735 million (41%) due to a 40% increase in the cost of fuel to 81.0 cents per gallon.  Commissions decreased $114 million (10%) due to a change in the commission structure implemented in the fourth quarter of 1999.  Purchased services increased $136 million (9%) due to increases in computer reservations fees and credit card discount fees.  Depreciation and amortization increased $138 million (16%) due to an increase in the number of owned aircraft and losses on disposition of aircraft and other equipment.  Cost of sales increased $436 million (72%) primarily due to costs associated with fuel sales to third parties.

        Other Income and Expense.  Other income (expense) amounted to $223 million in expense in 2000 compared to $551 million in income in 1999.   Interest expense increased $40 million (11%) due to increased debt issuances in 2000.  Interest income increased $33 million (49%) due to higher investment balances.  In addition, 2000 included a $109 million gain on the sale of GetThere.com stock and a $61 million investment impairment related to warrants held in Priceline.com, while 1999 included a $669 million gain on the sale of Galileo stock and a $62 million gain on the sale of Equant N.V. ("Equant") stock.

1999 Compared with 1998 -

        Operating Revenues.  Operating revenues increased $466 million (3%) and United' s revenue per available seat mile (unit revenue) increased 1% to 10.17 cents.  Passenger revenues increased $264 million (2%) due to a 1% increase in United' s revenue passenger miles and a 1% increase in yield to 12.48 cents.  Available seat miles across the system were up 2% year over year; however, passenger load factor decreased 0.6 points to 71.0% as traffic only increased 1% system-wide.  The following analysis by market is based on information reported to the DOT:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
North America	4%	2%	1%
Pacific	(12%)	(11%)	3%
Atlantic	14%	14%	(7%)
Latin America	(7%)	(3%)	(3%)
System	2%	1%	1%

        Cargo revenues decreased $7 million (1%) despite increased freight ton miles of 5%, as a 4% decline in freight yield combined with a 3% decline in mail yield.  Other operating revenues increased $209 million (19%) due to increases in frequent flyer program partner related revenues and fuel sales to third parties.

        Operating Expenses.  Operating expenses increased $553 million (3%) and United' s cost per available seat mile increased 2% from 9.24 to 9.41 cents.  ESOP compensation expense decreased $73 million (9%), reflecting the decrease in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL' s lower common stock price.  Salaries and related costs increased $329 million (6%) as a result of increased staffing in customer-contact positions, as well as salary increases for most labor groups which took effect July 1, 1998.  Commissions decreased $186 million (14%) due to a change in the commission structure implemented in the third quarter 1998 as well as a slight decrease in commissionable revenues.  In addition, in October 1999, the Company reduced the base commissions for tickets purchased in the U.S. and Canada to 5%, subject to roundtrip caps of $50 and $100 for domestic and international tickets, respectively.  Purchased services increased $70 million (5%) due to increases in computer reservations fees and year 2000-related expenses.  Depreciation and amortization increased $74 million (9%) due to an increase in the number of owned aircraft and losses on disposition of aircraft partially offset by changes in depreciable lives of certain aircraft.  In addition, United wrote-down two non-operating B747-200 aircraft to net realizable value.  Cost of sales increased $128 million (27%) primarily due to costs associated with fuel sales to third parties.  Aircraft maintenance increased $65 million (10%) due to an increase in heavy maintenance visits.

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

Liquidity and Capital Resources

Liquidity -

        UAL' s total of cash and cash equivalents and short-term investments was $2.3 billion at December 31, 2000, compared to $689 million at December 31, 1999.  Operating activities during the year generated $2.5 billion.

        Property additions, including aircraft, aircraft spare parts, facilities and ground equipment, amounted to $2.5 billion, while property dispositions resulted in proceeds of $324 million.  In 2000, United took delivery of four A319, twelve A320, one B747, three B767 and eight B777 aircraft.  Twenty-six of these aircraft were purchased and two were acquired under capital leases.  Five of the aircraft purchased during the year were later sold and then leased back under capital leases.  In addition, United retired three DC10-10, four DC10-30F and seven B747 aircraft.

        During 2000, the Company made payments of $81 million for the repurchase of 1.3 million shares of common stock.  Financing activities included the issuance of $2.4 billion in equipment trust certificates, as well as principal payments under debt and capital lease obligations of $441 million and $283 million, respectively.  Included in the debt payments was the retirement of $116 million of long-term debt prior to maturity.  Additionally, UAL issued, and subsequently retired, $200 million in long-term debt during the period to finance the acquisition of aircraft.  UAL may also from time to time repurchase on the open market, in privately negotiated purchases or otherwise, its debt and equity securities.

        Included in cash and cash equivalents at December 31, 2000 were $39 million of securities held by third parties under securities lending agreements, as well as collateral in the amount of 102% of the value of the securities lent.  United is obligated to reacquire the securities at the end of the contract.

        As of December 31, 2000, UAL had a working capital deficit of $2.0 billion as compared to $2.5 billion at December 31, 1999.  Historically, UAL has operated with a working capital deficit and, as in the past, UAL expects to meet all of its obligations as they become due.

        Prior Years.  Operating activities in 1999 generated cash flows of $2.4 billion and the Company' s sale of part of its investments in Galileo and Equant provided $828 million in cash.  Cash was used primarily to fund net additions to property and equipment ($2.2 billion) and to repurchase common stock ($261 million).  Financing activities also included principal payments under debt and capital lease obligations of $513 million and $248 million, respectively.

        Operating activities in 1998 generated cash flows of $3.2 billion.  Cash was used primarily to fund net additions to property and equipment ($2.4 billion) and to repurchase common stock ($459 million).  Financing activities also included repayments of long-term debt totaling $271 million and payments under capital leases of $322 million, as well as aircraft lease deposits of $154 million.  Additionally, the Company issued $928 million in debt and used part of the proceeds to purchase $693 million in equipment certificates under Company operating leases.

Capital Commitments -

        At December 31, 2000, commitments for the purchase of property and equipment, principally aircraft, approximated $4.7 billion, after deducting advance payments.  Of this amount, an estimated $2.5 billion is due to be spent in 2001.  For further details, see Note 18 "Commitments, Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements.

Capital Resources -

        Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, external financing arrangements or other external sources.  Additionally, during 2001, UAL anticipates requiring additional financing for its planned acquisition of US Airways.

        At December 31, 2000, UAL and United had an effective shelf registration statement on file with the Securities and Exchange Commission to offer up to $2.5 billion of securities, including secured and unsecured debt, equipment trust and pass through certificates or a combination thereof.  United also has available approximately $1.7 billion in short-term revolving credit facilities, as well as a separate $227 million short-term borrowing facility, as described in Note 8 "Short-Term Borrowings" in the Notes to Consolidated Financial Statements.

        At December 31, 2000, United' s senior unsecured debt was rated BB+ by Standard and Poor' s ("S&P") and Baa3 by Moody' s Investors Service Inc. ("Moody' s").  UAL' s Series B preferred stock and redeemable preferred securities were rated B+ by S&P and Ba3 by Moody' s.  Immediately following UAL' s announcement of the planned acquisition of US Airways, S&P placed UAL and United securities on CreditWatch with negative implications.

Other Information

Labor Agreements -

        On April 12, 2000, the Company' s contract with ALPA became amendable and in October 2000, the parties signed a new contract.  The agreement, which will become amendable September 1, 2004, includes provisions for an immediate increase in wages of 21.5% to 28.7%, retroactive to April 12, as well as additional annual increases of 4.5% to 5.6% for the duration of the contract.  Additionally, the contract allows United Express carriers to increase the number of small jets beyond the current 65-jet limit up to an additional 150 immediately as replacements for existing turboprops, with additional increases in small jets as United' s fleet grows.  United may also share in profits and losses of revenues with foreign carriers with whom United has antitrust immunity, provided United gets its proportionate share of the flying.  In addition, the Company has reached agreement with ALPA to provide United pilots with protections that are realistically representative of their pre-merger expectations.

        On July 12, 2000, the Company' s contracts with the IAM became amendable.  The Company has been in negotiations with the IAM since January 2000 for new contracts.  Since September 2000, the negotiations have been conducted with the assistance of the National Mediation Board.  Under the terms of the Railway Labor Act, United' s current agreements with the IAM will remain in effect while negotiations continue.  The Company has agreed that wage increases under the new IAM contracts will be retroactive to July 12, 2000 and the estimated costs of those contracts have been included in the Company' s results for 2000.  The Company and the IAM had also initialed an agreement on December 12, 2000 that would have provided for job protection benefits to most mechanics, including relocation protection in the case of displacement due to the merger transaction.  The IAM has recently notified the Company that they consider that agreement to be rescinded.  Talks are ongoing and United hopes to reach agreement with the IAM on these issues.

        The Company' s contract with the AFA, which becomes amendable in 2006, provides for a mid-term wage conference in the first quarter of 2001.  However, in September 2000, United and the AFA began wage discussions unrelated to the contract that would have avoided the need for this wage conference.  The parties also began addressing integration issues related to United' s acquisition of US Airways at this time.  The Company and the AFA have not reached agreement on these issues to date and the Company began wage conference negotiations per the contract in February 2001.  The Company is continuing to seek to resolve all outstanding issues with the AFA, although arbitration may be required per the collective bargaining agreement, if an agreement cannot be reached on wages.  It is the Company' s desire through these discussions to avoid any AFA operational action that would significantly inconvenience its customers or disrupt schedules.  However, should such action occur, the Company will take appropriate steps to minimize the impact to the Company and its customers.

E-Commerce -

        In October 2000, UAL announced the formation of United NewVentures, Inc., a wholly owned subsidiary which will create businesses to provide innovative solutions for its customers, strengthen United' s airline business and create incremental value for UAL' s stockholders.  The subsidiary employs about 100 people, primarily from the Company' s former e-commerce organization and consists of two divisions, United NetWorks and United NetVentures.

        United NetWorks focuses on expanding United-branded e-commerce and wireless activities, including the recently redesigned united.com web site, as well as assuming responsibility for marketing the sale of Mileage Plus miles to third parties.  Gross air bookings on united.com in 2000 grew more than 101% over last year.  Total passenger revenue from sales over the Internet reached $755 million for the year compared to $400 million for 1999, an 89% increase.

        United NetVentures will manage United' s investments in other Internet ventures, including two new multi-airline travel-oriented web sites, Orbitz and Hotwire, and identify new business opportunities in e-commerce.

Foreign Operations -

        United generates revenues and incurs expenses in numerous foreign currencies.  These expenses include aircraft leases, commissions, catering, personnel expense, advertising and distribution costs, customer service expenses and aircraft maintenance.  Changes in foreign currency exchange rates impact operating income through changes in foreign currency-denominated operating revenues and expenses.  Despite the adverse (favorable) effects a strengthening (weakening) foreign currency may have on U.S. originating traffic, a strengthening (weakening) of foreign currencies tends to increase (decrease) reported revenue and operating income because United' s foreign currency-denominated operating revenue generally exceeds its foreign currency-denominated operating expense for each currency.

        With a worldwide network and significant sales and marketing efforts in the U.S. as well as every major economic region in the world, United is able to mitigate its exposure to fluctuations in any single foreign currency.  The Company' s biggest net exposures are typically for Japanese yen, Hong Kong dollars, Australian dollars, British pounds and the euro.  During 2000, yen-denominated operating revenue net of yen-denominated operating expense was approximately 21 billion yen (approximately $195 million), Hong Kong dollar-denominated operating revenue net of Hong Kong dollar-denominated operating expense was approximately 1,397 million Hong Kong dollars (approximately $179 million), British pound-denominated operating revenue net of British pound-denominated operating expense was approximately 97 million British pounds (approximately $142 million), Australian dollar-denominated operating revenue net of Australian dollar-denominated operating expense was approximately 154 million Australian dollars (approximately $90 million), and euro-denominated operating revenue net of euro-denominated operating expense was approximately 34 million euro (approximately $33 million).

        To reduce the impact of exchange rate fluctuations on United' s financial results, the Company hedged some of the risk of exchange rate volatility on its anticipated future foreign currency revenues by purchasing put options (consisting of Japanese yen, euro, Australian dollars and British pounds) and selling Hong Kong dollar forwards.  To reduce hedging costs, the Company sells a correlation option in the first four currencies referred to above.  United also attempts to reduce its exposure to transaction gains and losses by converting excess local currencies generated to U.S. dollars on a timely basis and by entering into currency forward or exchange contracts.  The total notional amount of outstanding currency options and forward exchange contracts, and their respective fair market values as of December 31, 2000, are summarized in Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

        United' s foreign operations involve insignificant amounts of physical assets; however, the Company does have sizable intangible assets related to acquisitions of Atlantic and Latin America route authorities.  Operating authorities in international markets are governed by bilateral aviation agreements between the United States and foreign countries.  Changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could adversely impact the value of United' s international route authority.  Significant changes in such policies could also have a material impact on UAL' s operating revenues and results of operations.  In addition, the Financial Accounting Standards Board ("FASB") has issued an Exposure Draft, "Business Combinations and Intangible Assets - Accounting for Goodwill," which could impact the Company' s accounting for these assets.  For further details, see "New Accounting Pronouncements" below.

Airport Rents and Landing Fees -

        United is charged facility rental and landing fees at virtually every airport at which it operates.  In recent years, many airports have increased or sought to increase rates charged to airlines as a means of compensating for increasing demands upon airport revenues.  Airlines have challenged certain of these increases through litigation and in some cases have not been successful.  The FAA and the DOT have instituted an administrative hearing process to judge whether rate increases are legal and valid.  However, to the extent the limitations on such charges are relaxed or the ability of airlines to challenge such charges is restricted, the rates charged by airports may increase substantially.  Management cannot predict either the likelihood or the magnitude of any such increase.

Environmental and Legal Contingencies -

        United has been named as a Potentially Responsible Party at certain Environmental Protection Agency ("EPA") cleanup sites which have been designated as Superfund Sites.  United' s alleged proportionate contributions at the sites are minimal; however, at sites where the EPA has commenced litigation, potential liability is joint and several.  Additionally, United has participated and is participating in remediation actions at certain other sites, primarily airports.  The estimated cost of these actions is accrued when it is determined that it is probable that United is liable.  Environmental regulations and remediation processes are subject to future change, and determining the actual cost of remediation will require further investigation and remediation experience.  Therefore, the ultimate cost cannot be determined at this time.  However, while such cost may vary from United' s current estimate, United believes the difference between its accrued reserve and the ultimate liability will not be material.*

        UAL has certain other contingencies resulting from this and other litigation and claims incident to the ordinary course of business.  Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of such contingencies and prior experience, that the ultimate disposition of these contingencies is not likely to materially affect UAL' s financial condition, operating results or liquidity.*

Common Stock Dividends -

        During 2000, UAL instituted an annual dividend of $1.25 per share on UAL common stock.  Accordingly, UAL paid $36 million ($0.3125 per share) in common dividends in each of the second, third and fourth quarters of 2000.  In addition, on December 14, UAL' s Board of Directors declared a dividend of $0.3125 per share payable on February 1, 2001 to stockholders of record January 16, 2001.

New Accounting Pronouncements -

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative' s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative' s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

        The effective date of SFAS No. 133 was delayed one year, to fiscal years beginning after June 15, 2000.  The Company plans to adopt SFAS No. 133, which was subsequently amended by SFAS No. 138, in the first quarter of 2001.  United has reviewed its various contracts to determine which contracts meet the requirements of SFAS No. 133, as amended, and need to be reflected as derivatives under the standard and accounted for at fair value.  Accordingly, the Company will recognize a charge for the cumulative effect of a change in accounting principle of $8 million, net of tax, in the first quarter 2001.  In addition, the Company believes the adoption of SFAS 133 will increase volatility in earnings and other comprehensive income.

        On February 14, 2001, the FASB issued an Exposure Draft "Business Combinations and Intangible Assets - Accounting for Goodwill."  The Exposure Draft requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful economic life.  Under this approach, goodwill and certain intangibles would not be amortized, but would be written down and expensed against earnings only in periods in which the recorded value is more than the fair value.  The Company has not yet quantified the impacts of adopting the new Exposure Draft, but it could result in significant changes to the classification and recording of intangibles and amortization expense currently on the books, as well as the accounting for the planned acquisition of US Airways.

Outlook for 2001*-

        The softening of the U.S. economy has had an industry-wide effect on business travel; as a result, the Company has experienced a decrease in high-yield near-term bookings.  In addition, passenger revenue performance is expected to be negatively impacted by the reduced capacity level put in place to improve operational reliability.  Given these weaker-than-anticipated revenues, combined with higher labor costs and fuel prices, the Company expects first-quarter results to be substantially below the current First Call consensus of $2.82 loss per share.

        The Company had previously provided full-year guidance, including the possible effects of its planned acquisition of US Airways, based on business plans prepared before the onset of the revenue deterioration.  With the weakening of the U.S. economic situation, the Company has taken steps to reduce planned 2001 spending by $200 million.  However, based on expectations that revenue weakness will continue, the Company now expects performance to be below plan levels for the full year.

        The uncertainty surrounding key factors affecting the Company' s financial performance, such as the breadth and length of the U.S. economic slowdown, the outcome of the planned United and US Airways merger and the outcome of labor negotiations and the cost of fuel, among other factors, precludes the Company from providing any specific estimates on results at this time.

        Information included in the above outlook section, as well as certain statements made throughout the Management' s Discussion and Analysis of Financial Condition and Results of Operations that are identified by an asterisk (*) is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results.  Forward-looking statements represent the Company' s expectations and beliefs concerning future events, based on information available to the Company as of the date of this filing.  Some factors that could significantly impact revenues, expenses, unit costs, and the results and benefits of the pending merger between United and US Airways include, without limitation, the airline pricing environment; industry capacity decisions; competitors'  route decisions; obtaining regulatory approvals for the United and US Airways merger; successfully integrating the businesses of United and US Airways; costs related to the United and US Airways merger; achieving cost-cutting synergies resulting from the United and US Airways merger; labor integration issues; the ultimate outcome of existing litigation; the success of the Company' s cost-control efforts; the cost of crude oil and jet fuel; the results of union contract negotiations and their impact on labor costs; operational disruptions as a result of bad weather, air traffic control-related difficulties and labor issues; the growth of e-commerce and off-tariff distribution channels; the effective deployment of customer service tools and resources; actions of the U.S., foreign and local governments; foreign currency exchange rate fluctuations; the economic environment of the airline industry and the economic environment in general.

        Investors should not place undue reliance on the forward-looking information contained herein, which speaks only as of the date of this filing.  UAL disclaims any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk - United' s exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and short-term investments.  United does not use derivative financial instruments in its investments portfolio.  United' s policy is to manage interest rate risk through a combination of fixed and floating rate debt and entering into swap agreements, depending upon market conditions.  A portion of the borrowings are denominated in foreign currencies which exposes the Company to risks associated with changes in foreign exchange rates.  To hedge against some of this risk, the Company has placed foreign currency deposits (primarily for Japanese yen, French francs, German marks and euros) to meet foreign currency lease obligations designated in the respective currencies.   Since unrealized mark-to-market gains or losses on the foreign currency deposits are offset by the losses or gains on the foreign currency obligations, the Company reduces its overall exposure to foreign currency exchange rate volatility.  The fair value of these deposits is determined based on the present value of future cash flows using an appropriate swap rate.  The fair value of long-term debt is based on the quoted market prices for the same or similar issues or the present value of future cash flows using a U.S. Treasury rate that matches the remaining life of the instrument, adjusted by a credit spread.

(In Millions)	Expected Maturity Dates						2000		1999
								Fair		Fair
	2001	2002	2003	2004	2005	Thereafter	Total	Value	Total	Value
ASSETS
Cash equivalents
Fixed rate	$1,674	$ -	$ -	$ -	$ -	$ -	$1,674	$1,674	$ 231	$ 231
Avg. interest rate	6.68%	-	-	-	-	-	6.68%		5.27%
Variable rate	$ 5	$ -	$ -	$ -	$ -	$ -	$ 5	$ 5	$ 79	$ 79
Avg. interest rate	6.96%	-	-	-	-	-	6.96%		6.23%
Short term investments
Fixed rate	$ 590	$ -	$ -	$ -	$ -	$ -	$ 590	$ 590	$ 298	$ 298
Avg. interest rate	6.96%	-	-	-	-	-	6.96%		5.96%
Variable rate	$ 75	$ -	$ -	$ -	$ -	$ -	$ 75	$ 75	$ 81	$ 81
Avg. interest rate	6.77%	-	-	-	-	-	6.77%		6.42%

Lease deposits
Fixed rate - yen deposits	$ -	$ -	$ -	$ -	$ -	$ 348	$ 348	$ 394	$ 378	$ 423
Avg. interest rate	-	-	-	-	-	3.06%	3.06%		3.07%
Fixed rate - FF deposits	$ -	$ -	$ -	$ -	$ -	$ 10	$ 10	$ 9	$ 10	$ 9
Avg. interest rate	-	-	-	-	-	5.61%	5.61%		5.61%
Fixed rate - DM deposits	$ 2	$ 2	$ 2	$ 2	$ 2	$ 304	$ 314	$ 354	$ 167	$ 177
Avg. interest rate	4.57%	4.53%	4.57%	4.60%	4.63%	6.79%	6.72%		6.49%
Fixed rate - EUR deposits	$ -	$ -	$ -	$ -	$ -	$ 26	$ 26	$ 24	$ 27	$ 23
Avg. interest rate	-	-	-	-	-	4.14%	4.14%		4.14%
Fixed rate- USD deposits	$ -	$ -	$ -	$ -	$ -	$ 12	$ 12	$ 13	$ 11	$ 10
Avg. interest rate	-	-	-	-	-	6.49%	6.49%		6.49%

LONG-TERM DEBT
U. S. Dollar denominated
Fixed rate debt	$ 87	$ 86	$ 218	$ 333	$ 246	$ 2,514	$3,484	$3,617	$1,433	$1,542
Avg. interest rate	7.62%	7.63%	8.43%	9.85%	7.73%	7.64%	7.90%		8.26%
Variable rate debt	$ 83	$ 569	$ 523	$ 17	$ 17	$ 174	$1,383	$1,383	$1,307	$1,307
Avg. interest rate	6.23%	5.91%	6.70%	6.34%	6.34%	6.43%	6.30%		6.26%

        Foreign Currency Risk - United has established a foreign currency hedging program using currency forwards and options (purchasing put options and selling correlation options) to hedge exposure to the Japanese yen, Hong Kong dollar, British pound, Australian dollar and the euro.  The goal of the hedging program is to effectively manage risk associated with fluctuations in the value of the foreign currency, thereby making financial results more stable and predictable.  United does not use currency forwards or currency options for trading purposes.

	December 31, 2000
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
Forward exchange contracts			(Pay)/Receive*
Japanese Yen - Purchased forwards	$ 141	112.33	$ (3)
- Sold forwards	$ 66	114.71	$ -
Hong Kong Dollar - Sold forwards	$ 23	7.79	$ -
French Franc - Purchased forwards	$ 50	5.05	$ (5)
Euro - Purchased forwards	$ 140	1.30	$ (14)

        As of December 31, 1999, United had $144 million of Japanese yen purchased forwards outstanding with a fair value of $(1) million, $62 million yen sold forwards with a fair value of $0 and $402 million yen put options with a fair value of $7 million.

        Price Risk (Aircraft Fuel) - When market conditions indicate risk reduction is achievable, United enters into fuel option contracts to reduce its price risk exposure to jet fuel.  The option contracts are designed to provide protection against sharp increases in the price of aircraft fuel.  Based on current market conditions, United does not believe risk reduction is achievable and is no longer entering into new option contracts.  As market conditions change, so may United' s hedging program.  In addition, to a limited extent, United trades short-term heating oil futures and option contracts, which are immaterial.

        At December 31, 1999, United had $1.1 billion in purchased call option contracts for crude oil with an estimated fair value of $120 million.

*Estimated fair values represent the amount United would pay/receive on December 31, 2000 to terminate the contracts.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and

Board of Directors, UAL Corporation:

We have audited the accompanying statements of consolidated financial position of UAL Corporation (a Delaware corporation) and subsidiary companies as of December 31, 2000 and 1999, and the related statements of consolidated operations, consolidated cash flows and consolidated stockholders'  equity for each of the three years in the period ended December 31, 2000.  These financial statements and the schedule referred to below are the responsibility of the Company' s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UAL Corporation and subsidiary companies as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 of the Notes to Consolidated Financial Statements, effective January 1, 2000, the Company changed certain of its accounting principles for revenue recognition as a result of the adoption of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule referenced in Item 14(a) 2 herein is presented for purposes of complying with the Securities and Exchange Commission' s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                                         /s/ Arthur Andersen LLP

                                                                        ARTHUR ANDERSEN LLP

Chicago, Illinois

February 22, 2001

UAL Corporation and Subsidiary Companies

Statements of Consolidated Operations

(In millions, except per share)

	Year Ended December 31
Operating revenues:	2000	1999	1998
Passenger	$ 16,932	$ 15,784	$ 15,520
Cargo	931	906	913
Other operating revenues	1,489	1,337	1,128
	19,352	18,027	17,561
Operating expenses:
Salaries and related costs	6,730	5,670	5,341
ESOP compensation expense	147	756	829
Aircraft fuel	2,511	1,776	1,788
Commissions	1,025	1,139	1,325
Purchased services	1,711	1,575	1,505
Aircraft rent	919	876	893
Landing fees and other rent	959	949	881
Depreciation and amortization	1,058	867	793
Cost of sales	1,038	602	474
Aircraft maintenance	698	689	624
Other operating expenses	1,902	1,737	1,630
	18,698	16,636	16,083
Earnings from operations	654	1,391	1,478
Other income (expense):
Interest expense	(402)	(362)	(355)
Interest capitalized	77	75	105
Interest income	101	68	59
Equity in earnings (losses) of affiliates	(12)	37	72
Gain on sale of investments	109	731	-
Investment impairment	(61)	-	-
Miscellaneous, net	(35)	2	(103)
	(223)	551	(222)
Earnings before income taxes, distributions on preferred
securities, extraordinary item and cumulative effect	431	1,942	1,256
Provision for income taxes	160	699	429
Earnings before distributions on preferred securities,
extraordinary item and cumulative effect	271	1,243	827
Distributions on preferred securities, net of tax	(6)	(5)	(6)
Earnings before extraordinary item and cumulative effect	265	1,238	821
Extraordinary loss on early extinguishment of debt, net of tax	(6)	(3)	-
Cumulative effect of accounting change, net of tax	(209)	-	-
Net earnings	$ 50	$ 1,235	$ 821
	=====	=====	=====
Per share, basic:
Earnings before extraordinary item and cumulative effect	$ 4.29	$ 21.26	$ 12.71
Extraordinary loss on early extinguishment of debt, net of tax	(0.13)	(0.06)	-
Cumulative effect of accounting change, net of tax	(4.08)	-	-
Net earnings	$ 0.08	$ 21.20	$ 12.71
	=====	=====	=====
Per share, diluted:
Earnings before extraordinary item and cumulative effect	$ 1.89	$ 9.97	$ 6.83
Extraordinary loss on early extinguishment of debt, net of tax	(0.06)	(0.03)	-
Cumulative effect of accounting change, net of tax	(1.79)	-	-
Net earnings	$ 0.04	$ 9.94	$ 6.83
	=====	=====	=====

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Financial Position

(In Millions)

	December 31
Assets	2000	1999

Current assets:
Cash and cash equivalents	$ 1,679	$ 310
Short-term investments	665	379
Receivables, less allowance for doubtful
accounts (2000 - $14; 1999 - $13)	1,216	1,284
Aircraft fuel, spare parts and supplies, less
obsolescence allowance (2000 - $55; 1999 - $45)	424	340
Income tax receivables	110	32
Deferred income taxes	225	222
Prepaid expenses and other	460	368
	4,779	2,935
Operating property and equipment:
Owned -
Flight equipment	14,888	13,518
Advances on flight equipment	810	809
Other property and equipment	3,714	3,368
	19,412	17,695
Less - Accumulated depreciation and amortization	5,583	5,207
	13,829	12,488
Capital leases -
Flight equipment	3,055	2,929
Other property and equipment	99	93
	3,154	3,022
Less - Accumulated amortization	640	645
	2,514	2,377
	16,343	14,865
Other assets:
Investments	435	750
Intangibles, less accumulated amortization
(2000 - $306; 1999 - $279)	671	568
Aircraft lease deposits	710	594
Prepaid rent	567	585
Other	850	666
	3,233	3,163

	$ 24,355	$ 20,963
	=====	=====

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions, except share data)

	December 31
Liabilities and Stockholders' Equity	2000	1999
Current liabilities:
Notes payable	$ -	$ 61
Long-term debt maturing within one year	170	92
Current obligations under capital leases	269	190
Advance ticket sales	1,454	1,412
Accounts payable	1,188	967
Accrued salaries, wages and benefits	1,508	1,002
Accrued aircraft rent	840	783
Other accrued liabilities	1,352	904
	6,781	5,411

Long-term debt	4,688	2,650
Long-term obligations under capital leases	2,261	2,337

Other liabilities and deferred credits:
Deferred pension liability	136	70
Postretirement benefit liability	1,557	1,489
Deferred gains	912	986
Accrued aircraft rent	408	390
Deferred income taxes	1,241	1,147
Other	511	339
	4,765	4,421
Commitments and contingent liabilities (Note 18)
Company-obligated mandatorily redeemable
preferred securities of a subsidiary trust	99	100
Preferred stock committed to Supplemental ESOP	571	893

Stockholders' equity:
Serial preferred stock (Note 12)	-	-
ESOP preferred stock (Note 13)	-	-
Common stock at par, $0.01 par value; authorized 200,000,000 shares; issued 68,834,167 shares at December 31, 2000 and
65,771,802 shares at December 31, 1999	1	1
Additional capital invested	4,530	4,099
Retained earnings	1,998	2,138
Unearned ESOP preferred stock	-	(28)
Stock held in treasury, at cost -
Preferred, 10,213,519 depositary shares at December 31,
2000 and 1999 (Note 12)	(305)	(305)
Common, 16,295,475 shares at December 31, 2000 and
14,995,219 shares at December 31, 1999	(1,179)	(1,097)
Accumulated other comprehensive income	152	352
Other	(7)	(9)
	5,190	5,151

	$ 24,355	$ 20,963
	======	======

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Cash Flows

(In Millions)

	Year Ended December 31
	2000	1999	1998
Cash and cash equivalents at beginning of year	$ 310	$ 390	$ 295
Cash flows from operating activities:
Net earnings	50	1,235	821
Adjustments to reconcile to net cash provided by
operating activities -
ESOP compensation expense	147	756	829
Cumulative effect of accounting change, net of tax	209	-	-
Extraordinary loss on debt extinguishment, net of tax	6	3	-
Gain on sale of investments	(109)	(731)	-
Investment impairment	61	-	-
Pension funding less than (greater than) expense	(21)	94	101
Deferred postretirement benefit expense	153	65	149
Depreciation and amortization	1,058	867	793
Provision for deferred income taxes	317	590	307
Undistributed (earnings) losses of affiliates	13	(20)	(62)
Decrease (increase) in receivables	68	(146)	(97)
Decrease (increase) in other current assets	(208)	2	105
Increase (decrease) in advance ticket sales	42	(17)	162
Increase (decrease) in accrued income taxes	(77)	(76)	38
Increase (decrease) in accounts payable
and accrued liabilities	761	(86)	69
Amortization of deferred gains	(66)	(66)	(64)
Other, net	68	(49)	43
	2,472	2,421	3,194
Cash flows from investing activities:
Additions to property and equipment	(2,538)	(2,389)	(2,832)
Proceeds on disposition of property and equipment	324	154	452
Proceeds on sale of investments	147	828	-
Decrease (increase) in short-term investments	(286)	46	125
Other, net	(168)	(263)	(63)
	(2,521)	(1,624)	(2,318)
Cash flows from financing activities:
Reacquisition of preferred stock	-	-	(3)
Repurchase of common stock	(81)	(261)	(459)
Proceeds from issuance of long-term debt	2,515	286	928
Repayment of long-term debt	(441)	(513)	(271)
Principal payments under capital leases	(283)	(248)	(322)
Purchase of equipment certificates under Company leases	(208)	(47)	(693)
Decrease in equipment certificates under Company leases	228	33	22
Increase (decrease) in short-term borrowings	(61)	(123)	184
Aircraft lease deposits	(138)	(20)	(154)
Cash dividends	(118)	(10)	(10)
Other, net	5	26	(3)
	1,418	(877)	(781)

Increase (decrease) in cash and cash equivalents during the year	1,369	(80)	95

Cash and cash equivalents at end of year	$ 1,679	$ 310	$ 390
	=====	=====	=====

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Stockholders'  Equity

(In millions, except per share)

					Unearned	Accumulated
			Additional		ESOP		Other
	Preferred	Common	Capital	Retained	Preferred	Treasury	Comp.
	Stock	Stock	Invested	Earnings	Stock	Stock	Income	Other	Total
Balance at December 31, 1997	$ -	$ 1	$ 2,876	$ 309	$ (177)	$ (663)	$ (2)	$ (7)	$ 2,337
Year ended December 31, 1998:
Net earnings	-	-	-	821	-	-	-	-	821
Other comprehensive income, net:
Unrealized gains on securities, net	-	-	-	-	-	-	1	-	1
Minimum pension liability adj.	-	-	-	-	-	-	(1)	-	(1)
Total comprehensive income	-	-	-	821	-	-	-	-	821
Cash dividends on preferred
stock ($1.44 per Series B share)	-	-	-	(10)	-	-	-	-	(10)
Common stock repurchases	-	-	-	-	-	(459)	-	-	(459)
Issuance and amortization of
ESOP preferred stock	-	-	823	-	6	-	-	-	829
ESOP dividend ($8.89 per share)	-	-	42	(92)	50	-	-	-	-
Preferred stock committed to
Supplemental ESOP	-	-	(177)	-	-	-	-	-	(177)
Other	-	-	(47)	-	-	(18)	-	5	(60)
Balance at December 31, 1998	-	1	3,517	1,028	(121)	(1,140)	(2)	(2)	3,281
Year ended December 31, 1999:
Net earnings	-	-	-	1,235	-	-	-	-	1,235
Other comprehensive income, net:
Unrealized gains on securities, net	-	-	-	-	-	-	354	-	354
Total comprehensive income	-	-	-	1,235	-	-	354	-	1,589
Cash dividends on preferred
stock ($1.44 per Series B share)	-	-	-	(10)	-	-	-	-	(10)
Common stock repurchases	-	-	-	-	-	(261)	-	-	(261)
Issuance and amortization of
ESOP preferred stock	-	-	740	-	16	-	-	-	756
ESOP dividend ($8.89 per share)	-	-	38	(115)	77	-	-	-	-
Preferred stock committed to
Supplemental ESOP	-	-	(201)	-	-	-	-	-	(201)
Other	-	-	5	-	-	(1)	-	(7)	(3)
Balance at December 31, 1999	-	1	4,099	2,138	(28)	(1,402)	352	(9)	5,151
Year ended December 31, 2000:
Net earnings	-	-	-	50	-	-	-	-	50
Other comprehensive income, net:
Unrealized losses on securities, net	-	-	-	-	-	-	(196)	-	(196)
Minimum pension liability adj.	-	-	-	-	-	-	(4)	-	(4)
Total comprehensive income	-	-	-	50	-	-	(200)	-	(150)
Cash dividends on preferred
stock ($1.44 per Series B share)	-	-	-	(10)	-	-	-	-	(10)
Cash dividends on common
stock ($1.25 per share)	-	-	-	(144)	-	-	-	-	(144)
Common stock repurchases	-	-	-	-	-	(81)	-	-	(81)
Issuance and amortization of
ESOP preferred stock	-	-	147	-	-	-	-	-	147
ESOP dividend ($8.89 per share)	-	-	8	(36)	28	-	-	-	-
Preferred stock committed to
Supplemental ESOP	-	-	322	-	-	-	-	-	322
Other	-	-	(46)	-	-	(1)	-	2	(45)
Balance at December 31, 2000	$ -	$ 1	$ 4,530	$ 1,998	$ -	$(1,484)	$ 152	$ (7)	$ 5,190
	====	====	=====	=====	====	=====	====	====	====

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

        (a)  Basis of Presentation - UAL Corporation ("UAL") is a holding company whose principal subsidiary is United Air Lines, Inc. ("United").  The consolidated financial statements include the accounts of UAL and all of its majority-owned affiliates (collectively "the Company").  All significant intercompany transactions are eliminated. Certain prior-year financial statement items have been reclassified to conform to the current year' s presentation.

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

        From time to time, United lends certain of its securities classified as cash and cash equivalents and short-term investments to third parties.  United requires collateral in an amount exceeding the value of the securities and is obligated to reacquire the securities at the end of the contract.  United accounts for these transactions as secured borrowings rather than sales and does not remove the securities from the balance sheet.  At December 31, 2000, United was obligated to repurchase $39 million of securities lent to third parties.

        At December 31, 2000 and 1999, $598 million and $406 million, respectively, of investments in debt securities included in cash and cash equivalents and short-term investments were classified as available-for-sale, and $1.7 billion and $177 million, respectively, were classified as held-to-maturity.  Investments in debt securities classified as available-for-sale are stated at fair value based on the quoted market prices for the securities, which does not differ significantly from their cost basis.  Investments classified as held-to-maturity are stated at cost which approximates market due to their short-term maturities.  The gains or losses from sales of available-for-sale securities are included in interest income for each respective year.

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

         United has also entered into forwards and swaps to reduce exposure to currency fluctuations on Japanese yen-, euro- and French franc-denominated capital lease obligations.  The cash flows of the forwards and swaps mirror those of the capital leases.  The premiums on the forwards and swaps, as measured at inception, are being amortized over their respective lives as components of interest expense.  Any gains or losses realized upon early termination of these forwards and swaps are deferred and recognized in income over the remaining life of the underlying exposure.

         The Company hedges some of the risks of exchange rate volatility on its anticipated future Japanese yen, euro, Australian dollar and British pound revenues by purchasing put options with little or no intrinsic value and on Hong Kong dollar revenues by entering into forward contracts.  The amount and duration of these options are synchronized with the expected revenues, and thus, the put options have been designated as a hedge.  The premiums on purchased option contracts are amortized over the lives of the contracts.  Unrealized gains on purchased put option contracts are deferred until contract expiration and then recognized as a component of passenger revenue.  To reduce hedging costs, the Company sells a correlation option in the first four currencies referred to above.  The unrealized mark-to-market gains and losses on the correlation options are included in Miscellaneous, net, net of premiums received.

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

         Aircraft Fuel - Under favorable market conditions, United uses purchased call options to hedge a portion of its price risk related to aircraft fuel purchases.  The purchased call options have been designated as a hedge.  Gains or losses on hedge positions, net of premiums paid, are recognized upon contract expiration as a component of aircraft fuel inventory.  In addition, to a limited extent, United trades short-term heating oil futures contracts.  Unrealized losses on these contracts are recorded currently in income while unrealized gains are deferred until contract expiration.  Both gains and losses are recorded as a component of aircraft fuel expense.

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

         (h)  Intangibles - Intangibles consist primarily of route acquisition costs and intangible pension assets (see Note 16 "Retirement and Postretirement Plans").  Route acquisition costs are amortized over 40 years.  During 2001, the FASB issued an Exposure Draft "Business Combinations and Intangible Assets - Accounting for Goodwill" which could impact the Company' s accounting for intangible assets.  See Other Information, "New Accounting Pronouncements" in Management' s Discussion and Analysis of Financial Condition and Results of Operations.

         (i)  Mileage Plus Awards - United accrues the estimated incremental cost of providing free travel awards earned under its Mileage Plus frequent flyer program when such award levels are reached.  United, through its wholly owned subsidiary, Mileage Plus Holdings, Inc., sells mileage credits to participating partners in the Mileage Plus program.

         Effective January 1, 2000, the Company changed its method of accounting for the sale of mileage to participating partners in its Mileage Plus program, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."  Under the new accounting method, a portion of revenue from the sale of mileage (previously recognized in other revenue) is deferred and recognized as passenger revenue when the transportation is provided.  Accordingly, UAL has recorded a charge of $209 million, net of tax, for the cumulative effect of a change in accounting principle to reflect the application of the accounting method to prior years.  This change resulted in a reduction to revenues of approximately $38 million for 2000 and would have reduced 1999 revenues by $45 million.

         The pro forma effect of the accounting change on net income and earnings per share as previously reported for 1999 and prior years is as follows:

		1999	1998	1997	1996	1995
Earnings before extraordinary
items (in millions)	As reported	$ 1,238	$ 821	$ 958	$ 600	$ 378
	Pro forma	$ 1,209	$ 774	$ 931	$ 553	$ 348
Earnings per share before
extraordinary items
Basic	As reported	$ 21.26	$12.71	$14.98	$ 8.76	$ 6.98
	Pro forma	$ 20.71	$11.87	$14.52	$ 7.92	$ 6.37
Diluted	As reported	$ 9.97	$ 6.83	$ 9.04	$ 5.85	$ 5.23
	Pro forma	$ 9.71	$ 6.38	$ 8.76	$ 5.29	$ 4.81

Net earnings (in millions)	As reported	$ 1,235	$ 821	$ 949	$ 533	$ 349
	Pro forma	$ 1,206	$ 774	$ 922	$ 486	$ 319

Net earnings per share
Basic	As reported	$ 21.20	$12.71	$14.83	$ 7.57	$ 6.39
	Pro forma	$ 20.65	$11.87	$14.37	$ 6.73	$ 5.78
Diluted	As reported	$ 9.94	$ 6.83	$ 8.95	$ 5.06	$ 4.82
	Pro forma	$ 9.68	$ 6.38	$ 8.67	$ 4.50	$ 4.40

         (j)  Deferred Gains - Gains on aircraft sale and leaseback transactions are deferred and amortized over the lives of the leases as a reduction of rental expense.

           (k)  Advertising- Advertising costs, which are included in other operating expenses, are expensed as incurred.  Advertising expense was $269 million, $232 million and $213 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(2)  Employee Stock Ownership Plans and Recapitalization

         On July 12, 1994, the stockholders of UAL approved a plan of recapitalization to provide an approximately 55% equity interest in UAL to certain employees of United in exchange for wage concessions and work-rule changes.  The employees'  equity interest was allocated to individual employees through the year 2000 under Employee Stock Ownership Plans ("ESOPs") which were created as a part of the recapitalization.

         The ESOPs cover employees represented by ALPA, the IAM and U.S. management and salaried employees.  The ESOPs include a "Leveraged ESOP," a "Non-Leveraged ESOP" and a "Supplemental ESOP."  Both the Leveraged ESOP and the Non-Leveraged ESOP are tax-qualified plans while the Supplemental ESOP is not a tax-qualified plan.  Shares are delivered to employees primarily through the Leveraged ESOP, then through the Non-Leveraged ESOP, and finally, through the Supplemental ESOP.

         The equity interests were delivered to employees through two classes of preferred stock (Class 1 and Class 2 ESOP Preferred Stock, collectively "ESOP Preferred Stock"), and the voting interests were delivered through three separate classes of preferred stocks (Class P, M and S Voting Preferred Stock, collectively, "Voting Preferred Stock").  The Class 1 ESOP Preferred Stock was delivered to an ESOP trust in seven separate sales under the Leveraged ESOP, the last of which occurred on January 5, 2000.  Based on Internal Revenue Code Limitations, shares of the Class 2 ESOP Preferred Stock are either contributed to the Non-Leveraged ESOP or allocated as "book entry" shares to the Supplemental ESOP annually through the year 2000.  The classes of preferred stock are described more fully in Note 13, "ESOP Preferred Stock."

         The Leveraged ESOP and Non-Leveraged ESOP are being accounted for under AICPA Statement of Position 93-6, "Employers'  Accounting for Employee Stock Ownership Plans."  For the Leveraged ESOP, as shares of Class 1 ESOP Preferred Stock are sold to an ESOP trust, the Company reports the issuance as a credit to additional capital invested and records a corresponding charge to unearned ESOP preferred stock.  ESOP compensation expense is recorded for the average fair value of the shares committed to be released during the period with a corresponding credit to unearned ESOP preferred stock for the cost of the shares.  Any difference between the fair value of the shares and the cost of the shares is charged or credited to additional capital invested.  For the Non-Leveraged ESOP, the Class 2 ESOP Preferred Stock is recorded as additional capital invested as the shares are committed to be contributed, with the offsetting charge to ESOP compensation expense.  The ESOP compensation expense is based on the average fair value of the shares committed to be contributed.  The Supplemental ESOP is being accounted for under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25").

         Shares of ESOP Preferred Stock are legally released or allocated to employee accounts as of year-end.  Dividends on the ESOP Preferred Stock are also paid at the end of the year.  Dividends on unallocated shares are used by the ESOP to pay down the loan from UAL and are not considered dividends for financial reporting purposes.  Dividends on allocated shares are satisfied by releasing shares from the ESOP' s suspense account to the employee accounts and are charged to equity.

         During 2000, 2,390,931 shares of Class 1 ESOP Preferred Stock, 434,465 shares of Class 2 ESOP Preferred Stock and 2,819,479 shares of Voting Preferred Stock were allocated to employee accounts, and another 248,572 shares of Class 2 ESOP Preferred Stock were allocated in the form of "book entry" shares, effective December 31, 1999.  Another 198,629 shares of Class 2 ESOP Preferred Stock previously allocated in book entry form were issued and either contributed to the qualified plan or converted and sold on behalf of terminating employees.  At December 31, 2000, the year-end allocation of Class 1 ESOP Preferred Stock to employee accounts had not yet been completed; however, there were 669,820 shares of Class 1 ESOP Preferred Stock committed to be released.  For the Class 2 ESOP Preferred Stock, 187,276 shares were committed to be contributed to employees at December 31, 2000.  The fair value of the unearned ESOP shares recorded on the balance sheet at December 31, 1999 was $41 million.

         For the Class 2 ESOP Preferred Stock committed to be contributed to employees under the Supplemental ESOP, employees can elect to receive their "book entry" shares in cash upon termination of employment.  The estimated fair value of such shares at December 31, 2000 and 1999 was $304 million and $954 million, respectively.

(3)  Other Income (Expense) - Miscellaneous

        Included in Other income (expense) - "Miscellaneous, net" was $(22) million, $4 million and $(84) million in foreign exchange gains (losses) in 2000, 1999 and 1998, respectively.

(4) Other Comprehensive Income

        The following table presents the tax effect of those items included in other comprehensive income:

	Year Ended December 31
(In Millions)	2000			1999			1998
		Tax	Net of		Tax	Net of		Tax	Net of
	Pre-Tax	Effect	Tax	Pre-Tax	Effect	Tax	Pre-Tax	Effect	Tax
Unrealized holding gains (losses)
arising during period	$(297)	$101	$(196)	$ 547	$ (193)	$ 354	$ 1	$ -	$ 1
Minimum pension liability	(6)	2	(4)	-	-	-	(1)	-	(1)
Total other comprehensive income	$(303)	$103	$(200)	$ 547	$ (193)	$ 354	$ -	$ -	$ -
	===	===	===	===	===	===	===	===	===

        Unrealized gains (losses) on securities primarily represent gains (losses) on the Company' s investments in Galileo and Equant as discussed in Note 6 "Investments."

(5)  Per Share Amounts

        Basic earnings per share were computed by dividing net income before extraordinary item and cumulative effect by the weighted-average number of shares of common stock outstanding during the year.  In addition, diluted earnings per share amounts include potential common shares, including common shares issuable upon conversion of ESOP shares committed to be released.

Earnings Attributable to Common Stockholders (in millions)	2000	1999	1998
Net income before extraordinary item and cumulative effect	$ 265	$1,238	$ 821
Preferred stock dividends	(46)	(125)	(102)
Earnings attributable to common stockholders (Basic and Diluted)	$ 219	$1,113	$ 719
	====	====	====
Shares (in millions)
Weighted average shares outstanding (Basic)	51.3	52.3	56.5
Convertible ESOP preferred stock	64.5	58.0	47.1
Other	0.7	1.3	1.6
Weighted average number of shares (Diluted)	116.5	111.6	105.2
	====	====	====
Earnings Per Share
Basic	$ 4.29	$21.26	$12.71
Diluted	$ 1.89	$ 9.97	$ 6.83

        At December 31, 2000, stock options to purchase 5,646,557 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares.

(6)  Investments

        During 2000, UAL invested approximately $24 million in Orbitz, an entity which is developing an Internet travel web site.  UAL owns approximately 25% of Orbitz and accounts for this investment using the equity method of accounting.

        During 1998 and 1999, United invested approximately $51 million in GetThere.com (a leading provider of Internet-based travel planning products tailored to individual, corporate, travel supplier and travel agency customers) resulting in a 28% minority interest consisting of common stock, warrants and options.  United accounted for its investment in GetThere.com using the equity method of accounting.

        On October 6, 2000, Sabre Holdings Corporation acquired all of the outstanding common stock of GetThere.com for $17.75 per share.  Accordingly, after converting its options and warrants, United tendered all of its shares for net proceeds of $147 million, resulting in a gain of approximately $69 million, net of tax.

        During 2000, United recorded an impairment loss of $38 million, net of tax, related to its warrants held in Priceline.com.

        In June 1999, United sold 17,500,000 common shares of Galileo in a secondary offering for $766 million, resulting in a gain of approximately $428 million, net of tax.  This sale reduced United' s holdings in Galileo from 32 percent to approximately 15 percent, requiring United to discontinue the equity method of accounting for its investment in Galileo.  United has classified its remaining 15,940,000 shares of Galileo common stock as available-for-sale.  The market value of these shares at December 31, 2000 ($319 million) is reflected in investments on the balance sheet and the market value in excess of United' s investment is classified net-of-tax ($144 million) in accumulated other comprehensive income.  The market value of United' s investment in Galileo at December 31, 1999 was $477 million.  Included in the Company' s retained earnings is approximately $248 million of undistributed earnings of Galileo and its predecessor companies.

         United owns 1,391,791 depositary certificates in Equant, a provider of international data network services to multinational businesses and a single source for global desktop communications.  Each depositary certificate represents a beneficial interest in an Equant common share and the investment is classified as available-for-sale.  The market value in excess of United' s investment is classified net-of-tax ($24 million) in accumulated other comprehensive income.  In December 1999, United sold 709,000 shares of common stock in Equant in a secondary offering by Equant for $62 million.  At December 31, 2000 and 1999, the estimated fair value of United' s remaining investment in Equant was approximately $36 million and $156 million, respectively.

(7)  Income Taxes

         In 2000, UAL incurred both a regular and an alternative minimum tax ("AMT") loss.  The carryback of the regular tax loss to 1999 and 1998 and the carryback loss of the AMT loss to 1998 will produce both federal and state refunds and generate additional AMT credits.  The primary differences between UAL' s regular tax loss and AMT loss are the depreciation adjustments and preferences.

         The provision for income taxes is summarized as follows:

(In Millions)	2000	1999	1998
Current -
Federal	$ (133)	$ 93	$ 113
State	(24)	16	9
	(157)	109	122
Deferred -
Federal	278	536	270
State	39	54	37
	317	590	307
	$ 160	$ 699	$ 429
	====	====	====

         The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

(In Millions)	2000	1999	1998
Income tax provision at statutory rate	$ 151	$ 680	$ 440
State income taxes, net of federal income
tax benefit	10	46	30
ESOP dividends	(32)	(40)	(33)
Nondeductible employee meals	24	24	24
Tax credits	-	-	(7)
Other, net	7	(11)	(25)
	$ 160	$ 699	$ 429
	====	====	====

         Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities for 2000 and 1999 are as follows:

(In Millions)	2000		1999
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Employee benefits, including
postretirement medical and ESOP	$ 1,076	$ 214	$ 990	$ 135
Depreciation, capitalized interest
and transfers of tax benefits	-	3,009	-	2,489
Gains on sale and leasebacks	307	-	335	-
Rent expense	461	-	435	-
AMT credit carryforwards	371	-	210	-
Other	1,012	1,020	758	1,029
	$3,227	$ 4,243	$ 2,728	$ 3,653
	=====	=====	=====	=====

         At December 31, 2000, UAL and its subsidiaries had $371 million of federal AMT credits and $43 million of federal and state net operating losses which may be carried forward to reduce the tax liabilities of future years.

  Short-Term Borrowings

         United has an agreement with a syndicate of banks for a $750 million revolving credit facility expiring in 2002.  Interest on drawn amounts under the facility is calculated at floating rates based on the London interbank offered rate ("LIBOR") plus a margin which is subject to adjustment based on certain changes in the credit ratings of United' s long-term senior unsecured debt.  Among other restrictions, the credit facility contains a covenant that restricts United' s ability to grant liens on or otherwise encumber certain identified assets with a market value of approximately $1.1 billion.

         Additionally, United has available $900 million in short-term secured aircraft financing facilities.  Interest on drawn amounts under the facilities is calculated at floating rates based on LIBOR plus a margin.

         At December 31, 1999, United had outstanding $61 million under a separate short-term borrowing facility, bearing an average interest rate of 5.72%.  Receivables amounting to $233 million were pledged by United to secure repayment of such outstanding borrowings.  The maximum available borrowing amount under this arrangement is $227 million.  There were no borrowings outstanding under this arrangement at December 31, 2000.

(9)  Long-Term Debt

         A summary of long-term debt, including current maturities, as of December 31 is as follows (interest rates are as of December 31, 2000):

(In Millions)	2000	1999
Secured notes, 5.97% to 8.99%, averaging
7.33%, due through 2014	$ 3,417	$ 1,229
Debentures, 9.00% to 11.21%, averaging
9.89%, due through 2021	646	762
Promissory notes, 11.00%, due 2000	-	1
Commercial paper, 6.71%, due through 2003	549	571
Special facility bonds, 5.63% to 6.25%,
averaging 5.71%, due through 2034	255	190
	4,867	2,753
Less: Unamortized discount on debt	(9)	(11)
Current maturities	(170)	(92)
	$ 4,688	$ 2,650
	=====	=====

         See Item 7a "Quantitative and Qualitative Disclosures About Market Risk" for disclosures regarding the fair values of debt.

         In addition to scheduled principal payments, in 2000 and 1999 the Company repaid $116 million and $23 million, respectively, in principal amount of debentures prior to maturity.  The debentures were scheduled to mature at various times through 2021.  Extraordinary losses of $6 million and $3 million, respectively, net of tax benefits of $4 million and $2 million, respectively, was recorded reflecting amounts paid in excess of the debt carrying value.

         The Company, through a special-purpose financing entity that is consolidated, has issued commercial paper to refinance certain lease commitments.  Although the issued commercial paper has short maturities, the Company expects to continually rollover this obligation throughout the 5-year life of its supporting liquidity facility or bank standby facility.  As such, the commercial paper is classified as a long-term obligation in the Company' s statement of financial position.

         In July 2000, the Company issued $921 billion in enhanced equipment trust certificates to refinance certain owned aircraft and aircraft under operating leases.  Net proceeds after refinancing the operating leases was $622 million.  In December 2000, the Company issued an additional $1.5 billion in enhanced equipment trust certificates to refinance certain owned aircraft.

         At December 31, 2000, United had recorded $255 million in special facilities revenue bonds to finance the acquisition and construction of certain facilities at Los Angeles, San Francisco and Miami.  United guarantees the payment of these bonds under various payment and loan agreements.  The bond proceeds are restricted to expenditures on the facilities and unspent amounts are classified as other assets in the balance sheet.

         In February 2001, United recorded an additional $200 million in special facility bonds to finance the acquisition and construction of certain facilities at Chicago.

         At December 31, 2000, United had outstanding a total of $1.4 billion of long-term debt bearing interest rates at 22.5 to 60.0 basis points over LIBOR.

         Maturities of long-term debt for each of the four years after 2001 are:  2002 - $655 million; 2003 - $741 million; 2004 - $350 million; and 2005 - $264 million.  Various assets, principally aircraft, having an aggregate book value of $4.1 billion at December 31, 2000, were pledged as security under various loan agreements.

(10)  Lease Obligations

         The Company leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, real estate, office and computer equipment and vehicles.

         Future minimum lease payments as of December 31, 2000, under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year are as follows:

(In Millions)	Operating Leases		Capital
	Aircraft	Non-aircraft	Leases
Payable during -
2001	$ 941	$ 612	$ 472
2002	922	574	415
2003	972	541	316
2004	1,008	514	325
2005	1,022	504	293
After 2005	9,445	7,279	1,867
Total minimum lease payments	$14,310	$10,024	3,688
Imputed interest (at rates of 5.3% to 12.2%)	======	=====	(1,158)
Present value of minimum lease payments			2,530
Current portion			(269)
Long-term obligations under capital leases			$ 2,261
			=====

         As of December 31, 2000, United leased 315 aircraft, 82 of which were under capital leases.  These leases have terms of 10 to 26 years, and expiration dates range from 2001 through 2020.

        In connection with the financing of certain aircraft accounted for as capital leases, United had on deposit at December 31, 2000 an aggregate 40 billion yen ($348 million), 661 million German marks ($314 million), 67 million French francs ($10 million), 28 million Euro ($26 million) and $12 million in certain banks and had pledged an irrevocable security interest in such deposits to certain of the aircraft lessors.  These deposits will be used to pay off an equivalent amount of recorded capital lease obligations.

        Amounts charged to rent expense, net of minor amounts of sublease rentals, were $1.5 billion in 2000, $1.4 billion in 1999 and $1.4 billion in 1998.  Included in 2000 rental expense was $21 million in contingent rentals, resulting from changes in interest rates for operating leases under which the rent payments are based on variable interest rates.

(11)  Company-Obligated Mandatorily Redeemable Preferred Securities of a

         Subsidiary Trust

        In December 1996, UAL Corporation Capital Trust I (the "Trust") issued $75 million of its 13 1/4% Trust Originated Preferred Securities (the "Preferred Securities") in exchange for 2,999,304 depositary shares, each representing 1/1000 of one share of Series B 12 1/4% preferred stock (see Note 12 "Serial Preferred Stock").  Concurrent with the issuance of the Preferred Securities and the related purchase by UAL of the Trust' s common securities, the Company issued to the Trust $77 million aggregate principal amount of its 13 1/4% Junior Subordinated Debentures (the "Debentures") due 2026.  The Debentures are and will be the sole assets of the Trust.  The interest and other payment dates on the Debentures correspond to the distribution and other payment dates on the Preferred Securities.  Upon maturity or redemption of the Debentures, the Preferred Securities will be mandatorily redeemed.  The Debentures are redeemable at UAL' s option, in whole or in part, on or after July 12, 2004, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to the redemption date.  Upon the repayment of the Debentures, the proceeds thereof will be applied to redeem the Preferred Securities.

        There is a full and unconditional guarantee by UAL of the Trust' s obligations under the securities issued by the Trust.  However, the Company' s obligations are subordinate and junior in right of payment to certain other of its indebtedness.  UAL has the right to defer payments of interest on the Debentures by extending the interest payment period, at any time, for up to 20 consecutive quarters.  If interest payments on the Debentures are so deferred, distributions on the Preferred Securities will also be deferred.  During any deferral, distributions will continue to accrue with interest thereon.  In addition, during any such deferral, UAL may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

        The fair value of the Preferred Securities at December 31, 2000 and 1999 was $85 million and $83 million, respectively.

(12)  Serial Preferred Stock

        At December 31, 2000, UAL had outstanding 3,203,177 depositary shares, each representing 1/1000 of one share of Series B 12 1/4% preferred stock, with a liquidation preference of $25 per depositary share ($25,000 per Series B preferred share) and a stated capital of $0.01 per Series B preferred share.  Under its terms, any portion of the Series B preferred stock or the depositary shares is redeemable for cash after July 11, 2004, at UAL' s option, at the equivalent of $25 per depositary share, plus accrued dividends.  The Series B preferred stock is not convertible into any other securities, has no stated maturity and is not subject to mandatory redemption.

        The Series B preferred stock ranks senior to all other preferred and common stock, except the Preferred Securities, as to receipt of dividends and amounts distributed upon liquidation.  The Series B preferred stock has voting rights only to the extent required by law and with respect to charter amendments that adversely affect the preferred stock or the creation or issuance of any security ranking senior to the preferred stock.  Additionally, if dividends are not paid for six cumulative quarters, the Series B preferred stockholders are entitled to elect two additional members to the UAL Board of Directors until all dividends are paid in full.  Pursuant to UAL' s restated certificate of incorporation, UAL is authorized to issue a total of 50,000 shares of Series B preferred stock.

        During 1998, UAL repurchased 64,300 depositary shares, at an aggregate cost of $3 million, to be held in treasury.

        UAL is authorized to issue up to 15,986,584 additional shares of serial preferred stock.

(13)  ESOP Preferred Stock

        The following activity related to UAL' s outstanding ESOP preferred stocks (see Note 2 for a description of the ESOPs):

	Class 1 ESOP	Class 2 ESOP	ESOP Voting
Balance December 31, 1997	8,652,618	806,260	7,266,406
Shares issued	2,011,812	177,166	3,073,969
Converted to common	(213,061)	(116,104)	(331,620)
Balance December 31, 1998	10,451,369	867,322	10,008,755
Shares issued	1,955,756	227,689	3,073,969
Converted to common	(306,662)	(146,975)	(457,401)
Balance December 31, 1999	12,100,463	948,036	12,625,323
Shares issued	539,177	855,998	3,073,968
Converted to common	(420,958)	(283,428)	(710,056)
Balance December 31, 2000	12,218,682	1,520,606	14,989,235
	========	========	========

        An aggregate of 17,675,345 shares of Class 1 and Class 2 ESOP Preferred Stock was issued to employees under the ESOPs.  Each share of ESOP Preferred Stock is convertible into four shares of UAL common stock.  Shares typically are converted to common as employees retire or otherwise leave the Company.  The stock has a par value of $0.01 per share and is nonvoting.  The Class 1 ESOP Preferred Stock has a liquidation value of $126.96 per share plus all accrued and unpaid dividends; the Class 2 does not have a liquidation value.  The Class 1 ESOP Preferred Stock provided a fixed annual dividend of $8.8872 per share, which ceased on March 31, 2000; the Class 2 does not pay a fixed dividend.

        Class P, M and S Voting Preferred Stocks were established to provide the voting power to the employee groups participating in the ESOPs.  Additional Voting Preferred Stock was issued as shares of the Class 1 and Class 2 ESOP Preferred Stock were allocated to employees.  In the aggregate, 17,675,345 shares of Voting Preferred Stock were issued through the year 2000.  The Voting Preferred Stock outstanding at any time commands voting power for approximately 55% of the vote of all classes of capital stock in all matters requiring a stockholder vote, other than for the election of members of the Board of Directors. The Voting Preferred Stock has a par value and liquidation preference of $0.01 per share.  The stock is not entitled to receive any dividends and is convertible into .0004 shares of UAL common stock.

        Class Pilot MEC, IAM, SAM and I junior preferred stock (collectively "Director Preferred Stocks") were established to effectuate the election of one or more members to UAL' s Board of Directors.  One share each of Class Pilot MEC and Class IAM junior preferred stock is authorized and issued.  The Company is authorized to issue ten shares each of Class SAM and Class I junior preferred stock.  There are three shares of Class SAM and four shares of Class I issued.  Each of the Director Preferred Stocks has a par value and liquidation preference of $0.01 per share.  The stock is not entitled to receive any dividends and Class I will be redeemed automatically upon the transfer of the shares to any person not elected to the Board of Directors or upon the occurrence of the "Sunset."  (See "Corporate Governance and the ESOPs" in Item 1.  Business.)

(14) Common Stockholders'  Equity

        Changes in the number of shares of UAL common stock outstanding during the years ended December 31 were as follows:

	2000	1999	1998
Shares outstanding at beginning of year	50,776,583	51,804,653	57,320,486
Stock options exercised	187,400	939,262	382,136
Shares issued from treasury under
compensation arrangements	32,458	89,745	11,944
Shares acquired for treasury	(1,326,877)	(3,877,912)	(7,237,975)
Forfeiture of restricted stock	(5,800)	(5,800)	(7,600)
Conversion of ESOP preferred stock	2,817,829	1,814,731	1,316,786
Other	57,099	11,904	18,876
Shares outstanding at end of year	52,538,692	50,776,583	51,804,653
	========	========	========

         During 2000, 1999 and 1998, the Company repurchased 1,258,263, 3,754,802 and 7,061,109 shares of common stock, respectively, at a total purchase price of $81 million, $261 million and $459 million, respectively.

(15) Stock Options and Awards

         The Company has granted options to purchase common stock to various officers and employees.  The option price for all stock options is at least 100% of the fair market value of UAL common stock at the date of grant.  Options generally vest and become exercisable in four equal, annual installments beginning one year after the date of grant, and generally expire in ten years.

         As a result of the 1994 recapitalization, all outstanding options became fully vested at the time of the transaction and those options are exercisable for shares of old common stock, each of which is in turn converted into two shares of new common stock and $84.81 in cash upon exercise.  Subsequent to the recapitalization, the Company granted stock options which are exercisable for shares of new common stock.

         The Company has also awarded shares of restricted stock to officers and key employees.  These shares generally vest over a five-year period and are subject to certain transfer restrictions and forfeiture under certain circumstances prior to vesting.  Unearned compensation, representing the fair market value of the stock at the measurement date for the award, is amortized to salaries and related costs over the vesting period.  During 2000 and 1999, respectively, 23,000 and 75,000 shares of restricted stock were issued from treasury.  No shares were issued in 1998.  As of December 31, 2000, 98,000 shares were restricted and still nonvested.   Additionally, 265,952 shares were reserved for future awards under the plan.

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") establishes a fair value based method of accounting for stock options.  The Company has elected to continue using the intrinsic value method of accounting prescribed in APB 25, as permitted by SFAS No. 123.  Had compensation cost for awards been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company' s net income and earnings per share would have instead been reported as the pro forma amounts indicated below:

		2000	1999	1998
Net income (in millions)	As reported	$ 50	$ 1,235	$ 821
	Pro forma	$ 33	$ 1,219	$ 812

Basic net earnings per share	As reported	$ 0.08	$ 21.20	$12.71
	Pro forma	$(0.24)	$ 20.89	$12.55

Diluted net earnings per share	As reported	$ 0.04	$ 9.94	$ 6.83
	Pro forma	$(0.10)	$ 9.79	$ 6.74

        The weighted-average grant date fair value of restricted shares issued was $51.83 for shares issued in 2000 and $69.51 for shares issued in 1999.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2000	1999	1998
Risk-free interest rate	6.4%	5.2%	5.6%
Dividend yield	2.4%	0.0%	0.0%
Volatility	35.0%	34.0%	33.0%
Expected life (years)	4.0	4.0	4.0

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.  Because the Company' s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management' s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

        Stock option activity for the past three years was as follows:

	2000		1999		1998
Old Share Options:		Wtd Avg		Wtd Avg		Wtd Avg
	Shares	Exer Price	Shares	Exer Price	Shares	Exer Price
Outstanding at beginning of year	76,350	$ 116.74	118,475	$ 121.64	168,393	$ 121.65
Exercised	(26,600)	$ 102.73	(42,125)	$ 130.53	(49,918)	$ 121.67
Outstanding at end of year	49,750	$ 124.23	76,350	$ 116.74	118,475	$ 121.64

Options exercisable at year-end	49,750	$ 124.23	76,350	$ 116.74	118,475	$ 121.64

	2000		1999		1998
New Share Options:		Wtd Avg		Wtd Avg		Wtd Avg
	Shares	Exer Price	Shares	Exer Price	Shares	Exer Price
Outstanding at beginning of year	6,513,709	$ 53.27	5,411,836	$ 45.07	4,749,612	$ 36.27
Granted	1,447,600	$ 53.24	2,081,600	$ 64.29	1,064,200	$ 81.40
Exercised	(134,200)	$ 29.91	(855,012)	$ 25.67	(282,300)	$ 28.79
Terminated	(261,912)	$ 67.50	(124,715)	$ 70.74	(119,676)	$ 57.12
Outstanding at end of year	7,565,197	$ 53.19	6,513,709	$ 53.27	5,411,836	$ 45.07

Options exercisable at year-end	4,101,248	$ 44.00	3,240,210	$ 38.26	3,400,607	$ 29.97

Reserved for future grants at year-end	280,331		1,466,019		3,422,904

Wtd avg fair value of options
granted during the year	$ 17.80		$ 22.31		$ 27.95

        The following information related to stock options outstanding as of December 31, 2000:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of	Outstanding at	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Exercise Prices	December 31, 2000	Contractual Life	Exercise Price	December 31, 2000	Exercise Price
Old Share Options:
$ 117 to 153	49,750	1.4 years	$ 124.23	49,750	$ 124.23

New Share Options:
$ 20 to 29	1,836,040	3.6 years	$ 22.82	1,836,040	$ 22.82
$ 36 to 58	2,527,847	7.5 years	$ 52.98	1,116,647	$ 52.67
$ 60 to 69	1,819,525	8.1 years	$ 62.41	473,819	$ 62.82
$ 70 to 88	1,381,785	7.3 years	$ 81.30	674,742	$ 81.04
	7,565,197			4,101,248

(16) Retirement and Postretirement Plans

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

        The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the statement of financial position for the defined benefit and other postretirement plans as of December 31:

(In Millions)
Change in Benefit Obligation	Pension Benefits		Other Benefits
	2000	1999	2000	1999
Benefit obligation at beginning of year	$ 7,381	$ 8,038	$ 1,465	$ 1,626
Service cost	269	295	47	53
Interest cost	629	583	120	116
Plan participants' contributions	1	1	8	7
Amendments	260	1	3	-
Actuarial (gain) loss	1,162	(1,161)	164	(254)
Foreign currency exchange rate changes	(15)	12	-	-
Benefits paid	(435)	(388)	(101)	(83)
Benefit obligation at end of year	$ 9,252	$ 7,381	$ 1,706	$ 1,465
	=====	=====	=====	=====

Change in Plan Assets
	2000	1999	2000	1999
Fair value of plan assets at beginning of year	$ 8,701	$ 7,654	$ 113	$ 112
Actual return on plan assets	21	1,255	8	6
Employer contributions	230	175	88	71
Plan participants' contributions	1	1	8	7
Foreign currency exchange rate changes	(7)	4	-	-
Benefits paid	(435)	(388)	(101)	(83)
Fair value of plan assets at end of year	$ 8,511	$ 8,701	$ 116	$ 113
	=====	=====	=====	=====

Funded status	$ (741)	$ 1,320	$ (1,590)	$ (1,352)
Unrecognized actuarial (gains) losses	14	(1,870)	(54)	(229)
Unrecognized prior service costs	806	604	2	-
Net amount recognized	$ 79	$ 54	$ (1,642)	$ (1,581)
	=====	=====	=====	=====

Amounts recognized in the statement of
financial position consist of:	2000	1999	2000	1999

Prepaid (accrued) benefit cost	$ 79	$ 54	$ (1,642)	$ (1,581)
Accrued benefit liability	(266)	(151)	-	-
Intangible asset	255	148	-	-
Accumulated other comprehensive income	11	3	-	-
Net amount recognized	$ 79	$ 54	$ (1,642)	$ (1,581)
	=====	=====	=====	=====

Weighted-average assumptions	2000	1999	2000	1999

Discount rate	7.75%	8.25%	7.75%	8.25%
Expected return on plan assets	9.75%	9.75%	8.00%	8.00%
Rate of compensation increase	4.36%	4.10%	-	-

        The assumed health care cost trend rates for gross claims paid were 4.5% and 4.0% for 2000 and 1999, respectively.

        The net periodic benefit cost included the following components:

(In Millions)	Pension Benefits			Other Benefits
	2000	1999	1998	2000	1999	1998
Service cost	$ 269	$ 295	$ 276	$ 47	$ 53	$ 48
Interest cost	629	583	533	120	116	109
Expected return on plan assets	(740)	(665)	(581)	(9)	(9)	(8)
Amortization of prior service cost
including transition obligation/(asset)	58	57	57	-	-	-
Recognized actuarial (gain)/loss	(7)	1	9	(9)	(5)	(4)
Net period benefit costs	$ 209	$ 271	$ 294	$ 149	$ 155	$ 145
	=====	=====	=====	=====	=====	=====

        Total pension expense for all retirement plans (including defined contribution plans) was $302 million in 2000, $285 million in 1999 and $304 million in 1998.

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets were $1.0 billion, $632 million and $61 million, respectively, as of December 31, 2000 and $500 million and $444 million and $47 million, respectively, as of December 31, 1999.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage-point change in assumed health care trend rate would have the following effects:

(In Millions)	1% Increase	1% Decrease
Effect on total service and interest cost	$ 25	$ (20)
Effect on postretirement benefit obligation	$ 211	$ (177)

        Changes in interest rates or rates of inflation may impact the assumptions used in the valuation of pension obligations and postretirement obligations including discount rates and rates of increase in compensation, resulting in increases or decreases in United' s pension and postretirement liabilities and pension and postretirement costs.

(17)  Financial Instruments and Risk Management

        See Item 7A. Quantitative and Qualitative Disclosures About Market Risk ("Item 7A") for a discussion of the Company' s foreign currency and fuel price risk management activities, and the fair value of all significant financial instruments.

Credit Exposures of Derivatives

        The Company' s theoretical risk in the derivative financial instruments described in Item 7A is the cost of replacing the contracts at current market rates in the event of default by any of the counterparties.  However, the Company does not anticipate such default as counterparties are selected based on credit ratings and the relative market positions with each counterparty are monitored.

Financial Guarantees

        Special facility revenue bonds have been issued by certain municipalities to build or improve airport and maintenance facilities leased by United.  Under the lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds.  At December 31, 2000, $1.2 billion principal amount of such bonds was outstanding.  As of December 31, 2000, UAL and United had jointly guaranteed $35 million of such bonds and United had guaranteed $1.2 billion of such bonds, including accrued interest.  The payments required to satisfy these obligations are included in the future minimum lease payments disclosed in Note 10, "Lease Obligations."

Concentrations of Credit Risk

        The Company does not believe it is subject to any significant concentration of credit risk.  Most of the Company' s receivables result from sales of tickets to individuals through geographically dispersed travel agents, company outlets or other airlines, often through the use of major credit cards.  These receivables are short term, generally being settled shortly after the sale.

(18)  Commitments, Contingent Liabilities and Uncertainties

        The Company has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business.  Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and its prior experience, that the ultimate disposition of these contingencies is not expected to materially affect UAL' s consolidated financial position or results of operations.  UAL records liabilities for legal and environmental claims against it in accordance with generally accepted accounting principles.  These amounts are recorded based on the Company' s assessments of the likelihood of their eventual settlements.  The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

        At December 31, 2000, commitments for the purchase of property and equipment, principally aircraft, approximated $4.7 billion, after deducting advance payments.  An estimated $2.5 billion will be spent in 2001, $1.7 billion in 2002 and $0.5 in 2003.   The major commitments are for the purchase of A319, A320, B767, and B777 aircraft, which are scheduled to be delivered through 2003.  The above numbers include a recent conversion of 15 option aircraft to firm orders to be delivered in 2003.

        In connection with the construction of the Indianapolis Maintenance Center, United agreed to spend an aggregate $800 million on capital investments by the year 2001 and employ at least 7,500 individuals by the year 2004.  In the event such targets are not reached, United may be required to make certain payments to the city of Indianapolis and state of Indiana.

        Approximately 80% of United' s employees are represented by various labor organizations.  The labor contracts with the IAM became amendable in July 2000.  The Company is currently in the process of negotiating these contracts.  The contracts with ALPA and the AFA become amendable in 2004 and 2006, respectively.  See Other Information, "Labor Agreements" in Management' s Discussion and Analysis of Financial Condition and Results of Operations for details.

(19)  Segment Information

        United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, the Atlantic and Latin America.  These regions constitute United' s four reportable segments.  The accounting policies for each of these segments are the same as those described in Note 1, "Summary of Significant Accounting Policies," except that segment financial information has been prepared using a management approach which is consistent with how the Company' s management internally disaggregates financial information for the purpose of making internal operating decisions.  UAL evaluates performance based on United' s earnings before income taxes and gains on sales.  Revenues are attributed to each reportable segment based on the allocation guidelines provided by the U.S. Department of Transportation, which classifies flights between the U.S. and foreign designations as part of each respective region.  A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Year Ended December 31, 2000
					Reportable
	North			Latin	Segment		Consolidated
	America	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 13,094	$ 3,161	$ 2,260	$ 816	$ 19,331	$ 21	$ 19,352
Interest income	55	23	16	5	99	2	101
Interest expense	234	95	66	21	416	(14)	402
Equity in losses of affiliates	(5)	(2)	(1)	-	(8)	(4)	(12)
Depreciation and amortization	630	176	141	43	990	68	1,058
Earnings before income taxes,
investment impairment and
gains on sales	205	60	102	10	377	6	383

(In Millions)	Year Ended December 31, 1999
					Reportable
	North			Latin	Segment		Consolidated
	America	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 12,516	$ 2,691	$ 1,973	$ 787	$ 17,967	$ 60	$ 18,027
Interest income	40	14	10	4	68	-	68
Interest expense	217	79	55	21	372	(10)	362
Equity in earnings of affiliates	21	9	5	2	37	-	37
Depreciation and amortization	550	145	115	42	852	15	867
Earnings before income taxes
and gains on sales	889	81	164	20	1,154	57	1,211

(In Millions)	Year Ended December 31, 1998
					Reportable
	North			Latin	Segment		Consolidated
	America	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 11,997	$ 2,843	$ 1,846	$ 832	$ 17,518	$ 43	$ 17,561
Interest income	33	14	8	3	58	1	59
Interest expense	207	84	49	22	362	(7)	355
Equity in earnings of affiliates	41	17	10	4	72	-	72
Depreciation and amortization	520	145	95	45	805	(12)	793
Earnings (loss) before
income taxes	1,118	(105)	185	22	1,220	36	1,256

(In Millions)	2000	1999	1998
Total earnings for reportable segments	$ 377	$ 1,154	$ 1,220
Gains on sales	109	731	-
Investment impairment	(61)	-	-
UAL subsidiary earnings	6	57	36
Total earnings before income taxes, distributions
on preferred securities, extraordinary item
and cumulative effect	$ 431	$ 1,942	$ 1,256
	=====	=====	=====

        UAL' s operations involve an insignificant level of dedicated revenue producing assets by reportable segment.  The overwhelming majority of UAL' s revenue producing assets can be deployed in any of the four reportable segments.  UAL has significant intangible assets related to the acquisition of its Atlantic and Latin America route authorities.

(20)  Statement of Consolidated Cash Flows - Supplemental Disclosures

        Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

(In Millions)	2000	1999	1998
Cash paid during the year for:
Interest (net of amounts capitalized)	$ 298	$ 260	$ 234
Income taxes	23	296	160

Non-cash transactions:
Capital lease obligations incurred	339	482	701
Long-term debt incurred in connection
with additions to equipment	32	-	-
Increase (decrease) in pension intangible assets	107	(123)	(15)
Net unrealized gain (loss) on investments	(196)	354	-

(21) Selected Quarterly Financial Data (Unaudited)

(In Millions, except per share data)	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year
2000:
Operating revenues	$ 4,546	$ 5,109	$ 4,905	$ 4,792	$ 19,352
Earnings (loss) from operations	252	605	(41)	(162)	654
Earnings (loss) before extraordinary item
and cumulative effect	110	336	(110)	(71)	265
Extraordinary loss on early
extinguishment of debt, net	-	-	(6)	-	(6)
Cumulative effect of accounting change, net	(209)	-	-	-	(209)
Net earnings (loss)	$ (99)	$ 336	$ (116)	$ (71)	$ 50
Per share amounts, basic:
Earnings before extraordinary item
and cumulative effect	$ 1.42	$ 6.61	$ (2.17)	$ (1.40)	$ 4.29
Extraordinary loss on early
extinguishment of debt, net	-	-	(0.13)	-	(0.13)
Cumulative effect of accounting change, net	(4.14)	-	-	-	(4.08)
Net earnings	$ (2.72)	$ 6.61	$ (2.30)	$ (1.40)	$ 0.08
Net earnings per share, diluted	$ (1.18)	$ 2.86	$ (2.30)	$ (1.40)	$ 0.04

1999:
Operating revenues	$ 4,160	$ 4,541	$ 4,845	$ 4,481	$ 18,027
Earnings from operations	146	433	619	193	1,391
Earnings before extraordinary item	78	672	359	129	1,238
Extraordinary loss on early
extinguishment of debt, net	-	(3)	-	-	(3)
Net earnings	$ 78	$ 669	$ 359	$ 129	$ 1,235
Per share amounts, basic:
Earnings before extraordinary item	$ 0.91	$ 12.26	$ 6.18	$ 1.85	$ 21.26
Extraordinary loss on early
extinguishment of debt, net	-	(0.05)	-	-	(0.06)
Net earnings	$ 0.91	$ 12.21	$ 6.18	$ 1.85	$ 21.20
Net earnings per share, diluted	$ 0.44	$ 5.78	$ 2.89	$ 0.84	$ 9.94

        The sum of quarterly earnings per share amounts is not the same as annual earnings per share amounts because of changing numbers of shares outstanding.

        During the third quarter of 2000, UAL recorded an investment impairment of $61 million related to its warrants in Priceline.com.  Additionally, in the fourth quarter 2000, UAL recognized a pre-tax gain of $109 million on the sale of its investment in GetThere.com.  (See Note 6 "Investments".)

        During the second quarter of 1999, UAL recognized a pre-tax gain of $669 million on the sale of a portion of its investment in Galileo.  Additionally, in the fourth quarter 1999, UAL recognized a pre-tax gain of $62 million on the sale of a portion of its investment in Equant.  (See Note 6 "Investments".)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required by this item is incorporated by reference from the Company' s definitive proxy statement for its 2001 Annual Meeting of Stockholders.  Information regarding the executive officers is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

         Information required by this item is incorporated by reference from the Company' s definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                AND MANAGEMENT.

         Information required by this item is incorporated by reference from the Company' s definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this item is incorporated by reference from the Company' s definitive proxy statement for its 2001 Annual Meeting of Stockholders.

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

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

         3.      Exhibits.  The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K, and is incorporated herein by this reference.  Each of Exhibits 10.32 through 10.40 listed in the Exhibit Index is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)     Reports on Form 8-K.

        Form 8-K dated October 19, 2000 to report a cautionary statement for purposes of the "Safe Harbor for Forward Looking Statements" provision of the Private Securities Litigation Reform Act.

        Form 8-K dated November 6, 2000 to report a cautionary statement for purposes of the "Safe Harbor for Forward Looking Statements" provision of the Private Securities Litigation Reform Act.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2001.

                                                 UAL CORPORATION

                                                   /s/ James E. Goodwin

                                                   James E. Goodwin

                                                   Chairman of the Board and Chief

                                                   Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 22nd day of February 2001 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ James E. Goodwin	/s/ Douglas A. Hacker
James E. Goodwin	Douglas A. Hacker
Chairman of the Board and Chief Executive Officer (principal executive officer)	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Rono Dutta	/s/ Hazel R. O' Leary
Rono Dutta	Hazel R. O' Leary
President and Director	Director

/s/ John W. Creighton, Jr.	/s/ Deval L. Patrick
John W. Creighton, Jr.	Deval L. Patrick
Director	Director

/s/ Frederick C. Dubinsky	/s/ John F. Peterpaul
Frederick C. Dubinsky	John F. Peterpaul
Director	Director

/s/ Richard D. McCormick	/s/ Paul E. Tierney, Jr.
Richard D. McCormick	Paul E. Tierney, Jr.
Director	Director

/s/ John F. McGillicuddy	/s/ John K. Van de Kamp
John F. McGillicuddy	John K. Van de Kamp
Director	Director

/s/ James J. O' Connor
James J. O' Connor
Director

UAL Corporation and Subsidiary Companies

Schedule II - Valuation and Qualifying Accounts

For the Year Ended December 31, 2000

(In Millions)	Balance at	Additions Charged to			Balance at
	Beginning	Costs and	Other		End of
Description	of Year	Expenses	Accounts	Deductions	Year

Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$ 13	$ 15	$ -	$ 14[1]	$ 14
	===	===	===	===	===
Obsolescence allowance -
Flight equipment spare parts	$ 45	$ 10	$ 2	$ 2[1]	$ 55
	===	===	===	===	===

F-1

___________

1Deduction from reserve for purpose for which reserve was created.

UAL Corporation and Subsidiary Companies

Schedule II - Valuation and Qualifying Accounts

For the Year Ended December 31, 1999

(In Millions)	Balance at	Additions Charged to			Balance at
	Beginning	Costs and	Other		End of
Description	of Year	Expenses	Accounts	Deductions	Year

Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$ 22	$ 11	$ -	$ 20[1]	$ 13
	===	===	===	===	===
Obsolescence allowance -
Flight equipment spare parts	$ 39	$ 4	$ 1	$ (1)[1]	$ 45
	===	===	===	===	===

F-2

___________

1Deduction from reserve for purpose for which reserve was created.

UAL Corporation and Subsidiary Companies

Schedule II - Valuation and Qualifying Accounts

For the Year Ended December 31, 1998

(In Millions)	Balance at	Additions Charged to			Balance at
	Beginning	Costs and	Other		End of
Description	of Year	Expenses	Accounts	Deductions	Year

Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$ 15	$ 17	$ -	$ 10[1]	$ 22
	===	===	===	===	===
Obsolescence allowance -
Flight equipment spare parts	$ 29	$ 36	$ 4	$ 30[1]	$ 39
	===	===	===	===	===

F-3

___________

1Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of UAL Corporation ("UAL"), as amended (filed as Exhibit 3.1 to UAL' s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

3.2	By-laws (filed as Exhibit 3.2 to UAL' s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

4.1	Deposit Agreement dated as of July 12, 1994 between UAL Corporation and holders from time to time of Depository Receipts described herein.

4.2	Indenture dated as of December 20, 1996 between UAL Corporation and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.2 to UAL' s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.3	Officer' s Certificate relating to UAL' s 13-1/4% Junior Subordinated Debentures due 2026 (filed as Exhibit 4.3 to UAL' s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.4	Form of UAL' s 13-1/4% Junior Subordinated Debenture due 2026 (filed as Exhibit 4.4 to UAL' s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.5	Guarantee Agreement dated as of December 30, 1996 with respect to the 13-1/4% Trust Originated Preferred Securities of UAL Corporation Capital Trust I (filed as Exhibit 4.5 to UAL' s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.6	Amended and Restated Declaration of Trust of UAL Corporation Capital Trust I dated as of December 30, 1996 (filed as Exhibit 4.6 to UAL' s Form 10-K for year ended December 31, 1996 and incorporated herein by reference).

UAL' s indebtedness under any single instrument does not exceed 10% of UAL' s total assets on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Amended and Restated Agreement and Plan of Recapitalization, dated as of March 25, 1994 (the "Recapitalization Agreement"), as amended, among UAL Corporation, the Air Line Pilots Association, International ("ALPA") and the International Association of Machinists and Aerospace Workers ("IAM").

10.2	Second Amendment to the Agreement and Plan of Recapitalization, dated as of June 2, 1994, among UAL, ALPA and the IAM.

10.3	Agreement, dated as of July 16, 1996, pursuant to Section 1.6q of the Recapitalization Agreement among UAL, ALPA and IAM (filed as Exhibit 10.3 to UAL' s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.4	UAL Corporation Employee Stock Ownership Plan, effective as of July 12, 1994.

10.5	First Amendment to UAL Corporation Employee Stock Ownership Plan, dated December 28, 1994.

10.6	Second Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of August 17, 1995.

10.7	Third Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of December 28, 1995 (filed as Exhibit 10.7 to UAL' s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.8	Fourth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of July 16, 1996 (filed as Exhibit 10.1 to UAL' s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.9	Fifth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of December 31, 1996 (filed as Exhibit 10.10 of UAL' s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.10	Sixth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of August 11, 1997 (filed as Exhibit 10.3 to UAL' s Form 10-Q for the quarter ended September 30, 1997, as amended, and incorporated herein by reference).

10.11	Seventh Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of May 19, 1999 (filed as Exhibit 10.10 to UAL' s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.12	Eighth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of November 10, 1999 (filed as Exhibit 10.11 to UAL' s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.13	Ninth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of October 29, 1999 (filed as Exhibit 10.12 to UAL' s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.14	Tenth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of April 28, 2000 (filed as Exhibit 10.3 to UAL' s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

10.15	Eleventh Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of December 29, 2000.

10.16	UAL Corporation Employee Stock Ownership Plan Trust Agreement between UAL Corporation and State Street Bank and Trust Company ("State Street"), effective July 12, 1994.

10.17	UAL Corporation Supplemental ESOP, effective as of July 12, 1994.

10.18	First Amendment to UAL Corporation Supplemental ESOP, dated February 22, 1995.

10.19	Second Amendment to UAL Corporation Supplemental ESOP, dated as of August 17, 1995.

10.20	Third Amendment to UAL Corporation Supplemental ESOP, dated as of December 28, 1995.

10.21	Fourth Amendment to UAL Corporation Supplemental ESOP, dated as of July 16, 1996 (filed as Exhibit 10.2 to UAL' s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.22	Fifth Amendment to UAL Corporation Supplemental ESOP, dated as of December 31, 1996 (filed as Exhibit 10.17 to UAL' s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.23	Sixth Amendment to UAL Corporation Supplemental ESOP, dated as of August 11, 1997 (filed as Exhibit 10.4 of UAL' s Form 10-Q for the quarter ended September 30, 1997, as amended, and incorporated herein by reference).

10.24	Seventh Amendment to UAL Corporation Supplemental ESOP, dated as of May 19, 1999 (filed as Exhibit 10.21 to UAL' s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.25	Eighth Amendment to UAL Corporation Supplemental ESOP, dated as of November 10, 1999 (filed as Exhibit 10.22 to UAL' s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.26	Ninth Amendment to UAL Corporation Supplemental ESOP, dated as of October 29, 1999 (filed as Exhibit 10.23 to UAL' s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.27	Eleventh Amendment to UAL Corporation Supplemental ESOP

10.28	UAL Corporation Supplemental ESOP Trust Agreement between UAL Corporation and State Street, effective July 12, 1994.

10.29	Class I Junior Preferred Stockholders' Agreement, dated as of June 12, 1994.

10.30	Class SAM Preferred Stockholders' Agreement, dated as of July 12, 1994.

10.31	First Refusal Agreement, dated as of July 12, 1994, as amended (filed as Exhibit 10.25 to UAL' s Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.32	UAL Corporation 2000 Incentive Stock Plan (filed as Exhibit 10.1 to UAL' s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

10.33	United Employees Performance Incentive Plan (filed as Exhibit 10.1 to UAL' s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

10.34	UAL Corporation 1998 Restricted Stock Plan (filed as Exhibit 10.1 to UAL' s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.35	Summary Description of Compensation and Benefits for Directors (filed as Exhibit 10.34 to UAL' s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.36	UAL Corporation 1995 Directors Plan, as amended June 26, 1997 (filed as Exhibit 10.1 of UAL' s Form 10-Q for the quarter ended September 30, 1997, as amended, and incorporated herein by reference).

10.37	United Supplemental Retirement Plan (filed as Exhibit 10.35 of UAL' s 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.38	Description of Officer Benefits (filed as Exhibit 10.36 of UAL' s 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.39	Employment Agreement, dated as of April 12, 1999, between UAL Corporation, United Air Lines, Inc. and James E. Goodwin (filed as Exhibit 10.1 of UAL' s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.40	Employment Agreement between William P. Hobgood and UAL and United, dated March 1, 2000 (filed as Exhibit 10.1 of UAL' s Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

10.41	2000 Agreement between United Air Lines, Inc. and the Air Line Pilots in the service of United Air Lines, Inc. represented by the Air Line Pilots Association, International.

12	Computation of Ratio of Earnings to Fixed Charges.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

21	List of UAL' s subsidiaries

23	Consent of Independent Public Accountants

99	Annual Report on Form 11-K for Employees' Stock Purchase Plan of UAL Corporation

</HTML>

</TEXT>

</DOCUMENT