Form 10-K/A
UAL CORP /DE/
filed 2001-05-09
CIK 100517

 <DOCUMENT>
<TYPE> 11-K
<TEXT>
<HTML>

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
NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X            No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $1,896,759,129 as of April 30, 2001.  The number of shares of common stock outstanding as of April 30, 2001 was 53,118,369.

Item 8 of this Form 10-K has been amended to retroactively restate basic earnings per share.  Item 14 has been amended to replace Exhibit 10.6.

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

As explained in Note 1(i) of the Notes to Consolidated Financial Statements, effective January 1, 2000, the Company changed certain of its accounting principles for revenue recognition as a result of the adoption of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." Additionally, as explained in Note 1(b) of the Notes to Consolidated Financial Statements, the Company has given retroactive effect to the change in the computation of basic earnings per share as a result of the adoption of Emerging Issues Task Force Topic D-95.

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

ARTHUR ANDERSEN LLP Chicago, Illinois
February 22, 2001 (except with respect to
the matter discussed in Note 1(b), as to
which the date is May 9, 2001)

UAL Corporation and Subsidiary Companies

Statements of Consolidated Operations

(In millions, except per share)

	Year Ended December 31
Operating revenues:	2000	1999	1998
Passenger	$ 16,932	$ 15,784	$ 15,520
Cargo	931	906	913
Other operating revenues	1,489	1,337	1,128
	19,352	18,027	17,561
Operating expenses:
Salaries and related costs	6,730	5,670	5,341
ESOP compensation expense	147	756	829
Aircraft fuel	2,511	1,776	1,788
Commissions	1,025	1,139	1,325
Purchased services	1,711	1,575	1,505
Aircraft rent	919	876	893
Landing fees and other rent	959	949	881
Depreciation and amortization	1,058	867	793
Cost of sales	1,038	602	474
Aircraft maintenance	698	689	624
Other operating expenses	1,902	1,737	1,630
	18,698	16,636	16,083
Earnings from operations	654	1,391	1,478
Other income (expense):
Interest expense	(402)	(362)	(355)
Interest capitalized	77	75	105
Interest income	101	68	59
Equity in earnings (losses) of affiliates	(12)	37	72
Gain on sale of investments	109	731	-
Investment impairment	(61)	-	-
Miscellaneous, net	(35)	2	(103)
	(223)	551	(222)
Earnings before income taxes, distributions on preferred
securities, extraordinary item and cumulative effect	431	1,942	1,256
Provision for income taxes	160	699	429
Earnings before distributions on preferred securities,
extraordinary item and cumulative effect	271	1,243	827
Distributions on preferred securities, net of tax	(6)	(5)	(6)
Earnings before extraordinary item and cumulative effect	265	1,238	821
Extraordinary loss on early extinguishment of debt, net of tax	(6)	(3)	-
Cumulative effect of accounting change, net of tax	(209)	-	-
Net earnings	$ 50	$ 1,235	$ 821
	=====	=====	=====
Per share, basic (as restated, see Note 1(b)):
Earnings before extraordinary item and cumulative effect	$ 2.02	$ 10.99	$ 7.34
Extraordinary loss on early extinguishment of debt, net of tax	(0.05)	(0.03)	-
Cumulative effect of accounting change, net of tax	(1.93)	-	-
Net earnings	$ 0.04	$ 10.96	$ 7.34
	=====	=====	=====
Per share, diluted:
Earnings before extraordinary item and cumulative effect	$ 1.89	$ 9.97	$ 6.83
Extraordinary loss on early extinguishment of debt, net of tax	(0.06)	(0.03)	-
Cumulative effect of accounting change, net of tax	(1.79)	-	-
Net earnings	$ 0.04	$ 9.94	$ 6.83
	=====	=====	=====

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

          (b) Restatement of Basic Earnings Per Share - On May 3, 2001, the Emerging Issues Task Force issued Topic D-95 regarding the impact of participating convertible securities on the computation of earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Topic D-95 states that participating securities that are convertible into common stock must be included in the computation of basic earnings per share if the effect is dilutive and also requires retroactive restatement of previously reported earnings per share. UAL's ESOP preferred stocks are convertible securities that participate in dividends on its common stock. The Company's policy is to use the "if-converted" method for calculating earnings per share unless the "two class" method is more dilutive. Accordingly, the computation of basic earnings per share has been restated for prior periods as follows (in millions, except per share):

		2000	1999	1998	1997	1996	1995
Weighted average shares (Basic)	As reported	51.3	52.3	56.5	58.8	56.1	49.6
	As restated	108.3	101.3	97.9	92.7	80.9	62.5

Earnings per share before
cumulative effect and
extraordinary item (Basic)	As reported	$ 4.29	$21.26	$12.71	$14.98	$ 8.76	$ 6.98
	As restated	$ 2.02	$10.99	$ 7.34	$ 9.50	$ 6.08	$ 5.52

Net earnings per share (Basic)	As reported	$ 0.08	$21.20	$12.71	$14.83	$ 7.57	$ 6.39
	As restated	$ 0.04	$10.96	$ 7.34	$ 9.41	$ 5.26	$ 5.05
		1st	2nd	3rd	4th
		Quarter	Quarter	Quarter	Quarter
2000:
Weighted average shares (Basic)	As reported	50.5	50.5	51.6	52.3
	As restated	106.6	108.2	51.6	52.3

Earnings per share before
cumulative effect and
extraordinary item (Basic)	As reported	$ 1.42	$ 6.61	$ (2.17)	$ (1.40)
	As restated	$ 0.68	$ 3.08	$ (2.17)	$ (1.40)

Net earnings per share (Basic)	As reported	$ (2.72)	$ 6.61	$ (2.30)	$ (1.40)
	As restated	$ (1.29)	$ 3.08	$ (2.30)	$ (1.40)

1999:
Weighted average shares (Basic)	As reported	51.3	52.2	53.1	52.7
	As restated	97.2	98.2	104.0	105.9

Earnings per share before
extraordinary item (Basic)	As reported	$ 0.91	$12.26	$ 6.18	$ 1.85
	As restated	$ 0.48	$ 6.52	$ 3.15	$ 0.92

Net earnings per share (Basic)	As reported	$ 0.91	$12.21	$ 6.18	$ 1.85
	As restated	$ 0.48	$ 6.49	$ 3.15	$ 0.92

          This change had no impact on the calculation of diluted earnings per share.

          All basic earnings per share amounts are presented as restated in Note 1(i) "Summary of Significant Accounting Policies - Mileage Plus Awards," Note 5 "Per Share Amounts," Note 13 "ESOP Preferred Stock," Note 15 "Stock Options and Awards," and Note 21 "Selected Quarterly Financial Data (Unaudited)."

          (c) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (d) Airline Revenues - Passenger fares and cargo revenues are recorded as operating revenues when the transportation is furnished. The value of unused passenger tickets is included in current liabilities.

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

          (f) Derivative Financial Instruments -

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

          (g) Aircraft Fuel, Spare Parts and Supplies - Aircraft fuel and maintenance and operating supplies are stated at average cost. Flight equipment spare parts are stated at average cost less an obsolescence allowance.

          (h) Operating Property and Equipment - Owned operating property and equipment is stated at cost. Property under capital leases, and the related obligation for future lease payments, are initially recorded at an amount equal to the then present value of those lease payments.

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

         The pro forma effect of the accounting change on net income and earnings per share as previously reported for 1999 and prior years is as follows:

		1999	1998	1997	1996	1995
Earnings before extraordinary
items (in millions)	As reported	$ 1,238	$ 821	$ 958	$ 600	$ 378
	Pro forma	$ 1,209	$ 774	$ 931	$ 553	$ 348
Earnings per share before
extraordinary items
Basic	As reported	$ 10.99	$ 7.34	$ 9.50	$ 6.08	$ 5.52
	Pro forma	$ 10.70	$ 6.86	$ 9.21	$ 5.50	$ 5.04
Diluted	As reported	$ 9.97	$ 6.83	$ 9.04	$ 5.85	$ 5.23
	Pro forma	$ 9.71	$ 6.38	$ 8.76	$ 5.29	$ 4.81

Net earnings (in millions)	As reported	$ 1,235	$ 821	$ 949	$ 533	$ 349
	Pro forma	$ 1,206	$ 774	$ 922	$ 486	$ 319

Net earnings per share
Basic	As reported	$ 10.96	$ 7.34	$ 9.41	$ 5.26	$ 5.05
	Pro forma	$ 10.67	$ 6.86	$ 9.12	$ 4.67	$ 4.58
Diluted	As reported	$ 9.94	$ 6.83	$ 8.95	$ 5.06	$ 4.82
	Pro forma	$ 9.68	$ 6.38	$ 8.67	$ 4.50	$ 4.40

          (j) Deferred Gains - Gains on aircraft sale and leaseback transactions are deferred and amortized over the lives of the leases as a reduction of rental expense.

         (k) Advertising - Advertising costs, which are included in other operating expenses, are expensed as incurred. Advertising expense was $269 million, $232 million and $213 million for the years ended December 31, 2000, 1999 and 1998, respectively.

          (l) Intangibles - Intangibles consist primarily of route acquisition costs and intangible pension assets (see Note 16 "Retirement and Postretirement Plans"). Route acquisition costs are amortized over 40 years. During 2001, the FASB issued an Exposure Draft "Business Combinations and Intangible Assets - Accounting for Goodwill" which could impact the Company's accounting for intangible assets. See Other Information, "New Accounting Pronouncements" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         Unrealized gains (losses) on securities primarily represent gains (losses) on the Company's investments in Galileo and Equant as discussed in Note 6 "Investments."

(5) Per Share Amounts

         Basic earnings per share were computed by dividing net income before extraordinary item and cumulative effect by the weighted-average number of shares of common stock outstanding during the year and potential participating ESOP preferred shares in periods where such shares are dilutive. In addition, diluted earnings per share amounts include potential common shares, including common shares issuable upon conversion of ESOP shares which do not participate in common dividends.

Earnings Attributable to Common Stockholders (in millions)	2000	1999	1998
Net income before extraordinary item and cumulative effect	$ 265	$1,238	$ 821
Preferred stock dividends	(46)	(125)	(102)
Earnings attributable to common stockholders (Basic and Diluted)	$ 219	$1,113	$ 719
	====	====	====
Shares (in millions)
Weighted average shares outstanding	51.3	52.3	56.5
Participating convertible ESOP preferred stock	57.0	49.0	41.4
Weighted average number of shares (Basic)	108.3	101.3	97.9
Non-participating convertible ESOP preferred stock	7.5	9.0	5.7
Other	0.7	1.3	1.6
Weighted average number of shares (Diluted)	116.5	111.6	105.2
	====	====	====
Earnings Per Share (before cumulative effect and extraordinary item)
Basic	$ 2.02	$10.99	$ 7.34
Diluted	$ 1.89	$ 9.97	$ 6.83

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

         In June 1999, United sold 17,500,000 common shares of Galileo in a secondary offering for $766 million, resulting in a gain of approximately $428 million, net of tax. This sale reduced United's holdings in Galileo from 32 percent to approximately 15 percent, requiring United to discontinue the equity method of accounting for its investment in Galileo. United has classified its remaining 15,940,000 shares of Galileo common stock as available-for-sale. The market value of these shares at December 31, 2000 ($319 million) is reflected in investments on the balance sheet and the market value in excess of United's investment is classified net-of-tax ($144 million) in accumulated other comprehensive income. The market value of United's investment in Galileo at December 31, 1999 was $477 million. Included in the Company's retained earnings is approximately $248 million of undistributed earnings of Galileo and its predecessor companies.

         United owns 1,391,791 depositary certificates in Equant, a provider of international data network services to multinational businesses and a single source for global desktop communications. Each depositary certificate represents a beneficial interest in an Equant common share and the investment is classified as available-for-sale. The market value in excess of United's investment is classified net-of-tax ($24 million) in accumulated other comprehensive income. In December 1999, United sold 709,000 shares of common stock in Equant in a secondary offering by Equant for $62 million. At December 31, 2000 and 1999, the estimated fair value of United's remaining investment in Equant was approximately $36 million and $156 million, respectively.

(7) Income Taxes

         In 2000, UAL incurred both a regular and an alternative minimum tax ("AMT") loss. The carryback of the regular tax loss to 1999 and 1998 and the carryback loss of the AMT loss to 1998 will produce both federal and state refunds and generate additional AMT credits. The primary differences between UAL's regular tax loss and AMT loss are the depreciation adjustments and preferences.

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

          An aggregate of 17,675,345 shares of Class 1 and Class 2 ESOP Preferred Stock was issued to employees under the ESOPs. Each share of ESOP Preferred Stock is convertible into four shares of UAL common stock. Shares typically are converted to common as employees retire or otherwise leave the Company. The stock has a par value of $0.01 per share and is nonvoting. The Class 1 ESOP Preferred Stock has a liquidation value of $126.96 per share plus all accrued and unpaid dividends; the Class 2 does not have a liquidation value. The Class 1 ESOP Preferred Stock provided a fixed annual dividend of $8.8872 per share, which ceased on March 31, 2000; the Class 2 does not pay a fixed dividend. In addition, the Class 1 and Class 2 ESOP Preferred Stocks that have been sold or contributed to the ESOP may participate in cash dividends paid on the common stock which are in excess of the fixed annual dividend (in the case of the Class 1 ESOP Preferred Stock).

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

		2000	1999	1998
Net income (in millions)	As reported	$ 50	$ 1,235	$ 821
	Pro forma	$ 33	$ 1,219	$ 812

Basic net earnings per share	As reported	$ 0.04	$ 10.96	$ 7.34
	Pro forma	$(0.11)	$ 10.80	$ 7.25

Diluted net earnings per share	As reported	$ 0.04	$ 9.94	$ 6.83
	Pro forma	$(0.10)	$ 9.79	$ 6.74

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

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

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

         Approximately 80% of United's employees are represented by various labor organizations. The labor contracts with the IAM became amendable in July 2000. The Company is currently in the process of negotiating these contracts. The contracts with ALPA and the AFA become amendable in 2004 and 2006, respectively. See Other Information, "Labor Agreements" in Management's Discussion and Analysis of Financial Condition and Results of Operations for details.

(19) Segment Information

         United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, the Atlantic and Latin America. These regions constitute United's four reportable segments. The accounting policies for each of these segments are the same as those described in Note 1, "Summary of Significant Accounting Policies," except that segment financial information has been prepared using a management approach which is consistent with how the Company's management internally disaggregates financial information for the purpose of making internal operating decisions. UAL evaluates performance based on United's earnings before income taxes and gains on sales. Revenues are attributed to each reportable segment based on the allocation guidelines provided by the U.S. Department of Transportation, which classifies flights between the U.S. and foreign designations as part of each respective region. A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

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

(20) Statement of Consolidated Cash Flows - Supplemental Disclosures

         Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

(In Millions)	2000	1999	1998
Cash paid during the year for:
Interest (net of amounts capitalized)	$ 298	$ 260	$ 234
Income taxes	23	296	160

Non-cash transactions:
Capital lease obligations incurred	339	482	701
Long-term debt incurred in connection
with additions to equipment	32	-	-
Increase (decrease) in pension intangible assets	107	(123)	(15)
Net unrealized gain (loss) on investments	(196)	354	-

(21) Selected Quarterly Financial Data (Unaudited)

(In Millions, except per share data)	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year
2000:
Operating revenues	$ 4,546	$ 5,109	$ 4,905	$ 4,792	$ 19,352
Earnings (loss) from operations	252	605	(41)	(162)	654
Earnings (loss) before extraordinary item
and cumulative effect	110	336	(110)	(71)	265
Extraordinary loss on early
extinguishment of debt, net	-	-	(6)	-	(6)
Cumulative effect of accounting change, net	(209)	-	-	-	(209)
Net earnings (loss)	$ (99)	$ 336	$ (116)	$ (71)	$ 50
Per share amounts, basic:
Earnings before extraordinary item
and cumulative effect	$ 0.68	$ 3.08	$ (2.17)	$ (1.40)	$ 2.02
Extraordinary loss on early
extinguishment of debt, net	-	-	(0.13)	-	(0.05)
Cumulative effect of accounting change, net	(1.97)	-	-	-	(1.93)
Net earnings	$ (1.29)	$ 3.08	$ (2.30)	$ (1.40)	$ 0.04
Net earnings per share, diluted	$ (1.18)	$ 2.86	$ (2.30)	$ (1.40)	$ 0.04

1999:
Operating revenues	$ 4,160	$ 4,541	$ 4,845	$ 4,481	$ 18,027
Earnings from operations	146	433	619	193	1,391
Earnings before extraordinary item	78	672	359	129	1,238
Extraordinary loss on early
extinguishment of debt, net	-	(3)	-	-	(3)
Net earnings	$ 78	$ 669	$ 359	$ 129	$ 1,235
Per share amounts, basic:
Earnings before extraordinary item	$ 0.48	$ 6.52	$ 3.15	$ 0.92	$ 10.99
Extraordinary loss on early
extinguishment of debt, net	-	(0.03)	-	-	(0.03)
Net earnings	$ 0.48	$ 6.49	$ 3.15	$ 0.92	$ 10.96
Net earnings per share, diluted	$ 0.44	$ 5.78	$ 2.89	$ 0.84	$ 9.94

         The sum of quarterly earnings per share amounts is not the same as annual earnings per share amounts.

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

           3.   Exhibits.  The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K, and is incorporated herein by this reference.  Each of Exhibits 10.32 through 10.39 listed in the Exhibit Index is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.  Exhibit 10.6 has been amended to show the correct version of the Second Amendment to the UAL Corporation Employee Stock Ownership Plan.

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

UAL CORPORATION

By: /s/ Douglas A. Hacker
Douglas A. Hacker
Executive Vice President and
Chief Financial Officer
(principal financial and
accounting officer)

Dated:  May 9, 2001

EXHIBIT INDEX

  *3.1     Restated Certificate of Incorporation of UAL Corporation ("UAL"), as amended (filed as Exhibit 3.1 to UAL's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

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

*10.2     Second Amendment to the Agreement and Plan of Recapitalization, dated as of June 2, 1994 among UAL, ALPA and the IAM.

*10.3     Agreement, dated as of July 16, 1996, pursuant to Section 1.6q of the Recapitalization Agreement among UAL, ALPA and IAM (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

*10.4     UAL Corporation Employee Stock Ownership Plan, effective as of July 12, 1994.

*10.5     First Amendment to UAL Corporation Employee Stock Ownership Plan, dated December 28, 1994.

 10.6     Second Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of August 17, 1995.

*10.7     Third Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of December 28, 1995 (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

*10.8     Fourth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of July 16, 1996 (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

*10.9     Fifth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of December 31, 1996 (filed as Exhibit 10.10 of UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

*10.10     Sixth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of August 11, 1997 (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 1997, as amended, and incorporated herein by reference).

*10.11     Seventh Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of May 19, 1999 (filed as Exhibit 10.10 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

*10.12     Eighth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of November 10, 1999 (filed as Exhibit 10.11 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

*10.13     Ninth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of October 29, 1999 (filed as Exhibit 10.12 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

*10.14     Tenth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of April 28, 2000 (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

*10.15     Eleventh Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of December 29, 2000.

*10.16     UAL Corporation Employee Stock Ownership Plan Trust Agreement between UAL Corporation and State Street Bank and Trust Company ("State Street"), effective July 12, 1994.

*10.17     UAL Corporation Supplemental ESOP, effective as of July 12, 1994.

*10.18     First Amendment to UAL Corporation Supplemental ESOP, dated February 22, 1995.

*10.19     Second Amendment to UAL Corporation Supplemental ESOP, dated as of August 17, 1995.

*10.20     Third Amendment to UAL Corporation Supplemental ESOP, dated as of December 28, 1995.

*10.21     Fourth Amendment to UAL Corporation Supplemental ESOP, dated as of July 16, 1996 (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

*10.22     Fifth Amendment to UAL Corporation Supplemental ESOP, dated as of December 31, 1996 (filed as Exhibit 10.17 to UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

*10.23     Sixth Amendment to UAL Corporation Supplemental ESOP, dated as of August 11, 1997 (filed as Exhibit 10.4 of UAL's Form 10-Q for the quarter ended September 30, 1997, as amended, and incorporated herein by reference).

*10.24     Seventh Amendment to UAL Corporation Supplemental ESOP, dated as of May 19, 1999 (filed as Exhibit 10.21 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

*10.25     Eighth Amendment to UAL Corporation Supplemental ESOP, dated as of November 10, 1999 (filed as Exhibit 10.22 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

*10.26     Ninth Amendment to UAL Corporation Supplemental ESOP, dated as of October 29, 1999 (filed as Exhibit 10.23 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

*10.27     Eleventh Amendment to UAL Corporation Supplemental ESOP

*10.28     UAL Corporation Supplemental ESOP Trust Agreement between UAL Corporation and State Street, effective July 12, 1994.

*10.29     Class I Junior Preferred Stockholders' Agreement, dated as of June 12, 1994.

*10.30     Class SAM Preferred Stockholders' Agreement, dated as of July 12, 1994.

*10.31     First Refusal Agreement, dated as of July 12, 1994, as amended (filed as Exhibit 10.25 to UAL's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

*10.32     UAL Corporation 2000 Incentive Stock Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

*10.33     United Employees Performance Incentive Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

*10.34     UAL Corporation 1998 Restricted Stock Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.35     Summary Description of Compensation and Benefits for Directors (filed as Exhibit 10.34 to UAL's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

*10.36     UAL Corporation 1995 Directors Plan, as amended June 26, 1997 (filed as Exhibit 10.1 of UAL's Form 10-Q for the quarter ended September 30, 1997, as amended, and incorporated herein by reference).

*10.37     United Supplemental Retirement Plan (filed as Exhibit 10.35 of UAL's 10-K for the year ended December 31, 1998 and incorporated herein by reference).

*10.38     Description of Officer Benefits (filed as Exhibit 10.36 of UAL's 10-K for the year ended December 31, 1998 and incorporated herein by reference).

*10.39     Employment Agreement, dated as of April 12, 1999, between UAL Corporation, United Air Lines, Inc. and James E. Goodwin (filed as Exhibit 10.1 of UAL's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.40     Employment Agreement between William P. Hobgood and UAL and United, dated March 1, 2000 (filed as Exhibit 10.1 of UAL's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

*10.41     2000 Agreement between United Air Lines, Inc. and the Air Line Pilots in the service of United Air Lines, Inc. represented by the Air Line Pilots Association, International.

*12     Computation of Ratio of Earnings to Fixed Charges.

*12.1     Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

*21     List of UAL's subsidiaries

*23     Consent of Independent Public Accountants

*27     Financial Data Schedule

*99     Annual Report on Form 11-K for Employees' Stock Purchase Plan of UAL Corporation

---------------------------------------

* As Previously Filed

</HTML>
</TEXT>
</DOCUMENT>