Form 10-Q
period 2001-08-09
UAL CORP /DE/
filed 2001-08-09
CIK 100517

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)
                          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                           SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended June 30, 2001

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

Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 31, 2001
Common Stock ($0.01 par value)	54,009,449

UAL Corporation and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended June 30, 2001

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position
(In Millions)

	June 30
	2001	December 31
Assets	(Unaudited)	2000

Current assets:
Cash and cash equivalents	$ 798	$ 1,679
Short-term investments	482	665
Receivables, net	1,466	1,216
Income tax receivables	214	110
Inventories, net	390	424
Prepaid expenses and other	1,115	685
	4,465	4,779

Operating property and equipment:
Owned	20,627	19,412
Accumulated depreciation and amortization	(5,846)	(5,583)
	14,781	13,829

Capital leases	3,021	3,154
Accumulated amortization	(628)	(640)
	2,393	2,514
	17,174	16,343

Other assets:
Investments	646	435
Intangibles, net	655	671
Aircraft lease deposits	659	710
Prepaid rent	158	567
Other, net	1,157	850
	3,275	3,233

	$24,914	$24,355

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position
(In Millions)

	June 30
	2001	December 31
Liabilities and Stockholders' Equity	(Unaudited)	2000

Current liabilities:
Current portions of long-term debt and
capital lease obligations	$ 930	$ 439
Advance ticket sales	1,890	1,454
Accrued salaries, wages and benefits	1,660	1,508
Accounts payable	1,238	1,188
Other	2,404	2,192
	8,122	6,781

Long-term debt	4,521	4,688

Long-term obligations under capital leases	2,061	2,261

Other liabilities and deferred credits:
Deferred pension liability	306	136
Postretirement benefit liability	1,648	1,557
Deferred gains	867	912
Deferred income taxes	1,123	1,241
Other	1,009	919
	4,953	4,765

Commitments and contingent liabilities (See note)

Company-obligated mandatorily redeemable
preferred securities of a subsidiary trust	98	99
Preferred stock committed to Supplemental ESOP	443	571

Stockholders' equity:
Preferred stock	-	-
Common stock at par	1	1
Additional capital invested	4,662	4,530
Retained earnings	1,273	1,998
Accumulated other comprehensive income	272	152
Treasury stock	(1,485)	(1,484)
Other	(7)	(7)
	4,716	5,190

	$24,914	$24,355

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions, Except Per Share)

	Three Months Ended
	June 30
	2001	2000
Operating revenues:
Passenger	$ 4,028	$ 4,567
Cargo	197	233
Other	433	309
	4,658	5,109
Operating expenses:
Salaries and related costs	1,882	1,644
Aircraft fuel	693	589
Commissions	249	252
Purchased services	455	429
Aircraft rent	205	223
Landing fees and other rent	264	247
Depreciation and amortization	268	247
US Airways merger-related charges	116	-
Special charges	-	61
Cost of sales	352	202
Aircraft maintenance	200	163
Other	443	447
	5,127	4,504

Earnings (loss) from operations	(469)	605

Other income (expense):
Interest expense	(126)	(94)
Interest capitalized	22	20
Interest income	27	20
Equity in losses of affiliates	(5)	(1)
Miscellaneous, net	(11)	(14)
	(93)	(69)
Earnings (loss) before income taxes and
distributions on preferred securities	(562)	536
Provision (credit) for income taxes	(198)	199

Earnings (loss) before distributions on preferred securities	(364)	337
Distributions on preferred securities, net of tax	(1)	(1)
Net earnings (loss)	$ (365)	$ 336

Per share, basic	$ (6.87)	$ 3.08

Per share, diluted	$ (6.87)	$ 2.86

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions, Except Per Share)

	Six Months
	Ended June 30
	2001	2000
Operating revenues:
Passenger	$ 7,840	$ 8,535
Cargo	389	450
Other	853	669
	9,082	9,654
Operating expenses:
Salaries and related costs	3,735	3,160
Aircraft fuel	1,358	1,128
Commissions	477	501
Purchased services	876	832
Aircraft rent	413	444
Landing fees and other rent	499	475
Depreciation and amortization	520	478
US Airways merger-related charges	116	-
Special charges	-	102
Cost of sales	664	462
Aircraft maintenance	399	352
Other	885	862
	9,942	8,796

Earnings (loss) from operations	(860)	858

Other income (expense):
Interest expense	(254)	(192)
Interest capitalized	45	40
Interest income	63	36
Equity in losses of affiliates	(12)	(2)
Miscellaneous, net	(33)	(26)
	(191)	(144)
Earnings (loss) before income taxes, distributions on
preferred securities and cumulative effect	(1,051)	714
Provision (credit) for income taxes	(384)	265
Earnings (loss) before distributions on preferred
securities and cumulative effect	(667)	449
Distributions on preferred securities, net of tax	(3)	(3)
Cumulative effect of accounting change, net of tax	(8)	(209)
Net earnings (loss)	$ (678)	$ 237

Per share, basic:
Earnings (loss) before cumulative effect	$ (12.70)	$ 3.78
Cumulative effect of accounting change, net	(0.15)	(1.95)
Net earnings (loss)	$ (12.85)	$ 1.83

Per share, diluted:
Earnings (loss) before cumulative effect	$ (12.70)	$ 3.48
Cumulative effect of accounting change, net	(0.15)	(1.80)
Net earnings (loss)	$ (12.85)	$ 1.68

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

	Six Months
	Ended June 30
	2001	2000
Cash and cash equivalents at beginning
of period	$1,679	$ 310

Cash flows from operating activities	391	2,102

Cash flows from investing activities:
Additions to property and equipment	(1,324)	(1,143)
Proceeds on disposition of property and
equipment	4	6
Decrease (increase) in short-term investments	183	(124)
Other, net	(56)	(154)
	(1,193)	(1,415)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	211	200
Repayment of long-term debt	(124)	(279)
Principal payments under capital
lease obligations	(135)	(98)
Dividends paid	(77)	(41)
Repurchase of common stock	-	(81)
Decrease in short-term borrowings	-	(61)
Other, net	46	24
	(79)	(336)

Increase (decrease) in cash and cash equivalents	(881)	351

Cash and cash equivalents at end of period	$ 798	$ 661

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 194	$ 151
Income taxes	$ 4	$ 19

Non-cash transactions:
Long-term debt incurred in connection
with additions to other assets	$ 237	$ -
Capital lease obligations incurred	$ -	$ 3
Net unrealized gain (loss) on investments	$ 109	$ (170)

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

Interim Financial Statements

         The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although UAL believes that the disclosures are adequate to make the information presented not misleading.  In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three- and six-month periods have been made.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in UAL's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year 2000.

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

         The adoption of SFAS No. 133 resulted in a cumulative charge of $8 million, net of tax, to 2001 earnings.  This primarily related to the changes in fair values of certain equity warrants that were not designated as qualifying hedging instruments.

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

         The Company hedges some of the risks of exchange rate volatility on its anticipated future Japanese yen, Euro, Canadian dollar, Australian dollar and British pound revenues by purchasing put options and on Hong Kong dollar revenues by entering into forward contracts.  These options and forwards have a duration of less than one year and the amounts are synchronized with the expected cash receipts.  Accordingly, the put options and forwards have been designated as cash flow hedges of the anticipated cash receipts.  Changes in the fair value of purchased put option contracts are recorded in other comprehensive income (net of tax) and the effective portion is recognized as a component of passenger revenue when the underlying hedged revenue is recorded.  United excludes, in its assessment of effectiveness, changes in the fair value of these instruments that are a result of changes in their time value.

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

         The ineffectiveness resulting from the changes in fair value of aircraft fuel and interest rate hedge positions was immaterial.  There was no ineffectiveness resulting from the changes in fair value of foreign currency hedge positions reported in the first six months' earnings.  Amounts excluded from the assessment of effectiveness amounted to approximately $3 million before income taxes and were recorded in "Miscellaneous, net."  No amounts were reclassified to earnings during the first six months in connection with forecasted transactions that were no longer considered probable of occurrence.

         The following is a reconciliation of current period changes (net of tax) of the portion of stockholders'equity relating to derivatives that qualify as cash flow hedges:

(In Millions)	(debit)/credit
Transition adjustment as of January 1, 2001	$ (4)
Current period increase in fair value, net	4
Reclassifications into earnings, net	(12)
Balance as of June 30, 2001	$ (12)

         Of this amount, less than $1 million in losses is expected to be recorded into earnings within the next twelve months.  At June 30, 2001, the term of derivative instruments hedging variability in cash flows, except those related to payment of variable interest on existing financial instruments, was seventeen years.

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

Income Taxes

         The provision for income taxes is based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible items.  During the second quarter of 2001, the Company adjusted its estimated annual effective tax rate, primarily as a result of a reduction in the amount of quarterly dividend payments to ESOP shareholders and revised estimated pre-tax book losses for the remainder of 2001.

Per Share Amounts

         Participating securities that are convertible into common stock must be included in the computation of basic earnings per share if the effect is dilutive.  As UAL's ESOP preferred stocks are convertible securities that participate in dividends on its common stock, basic earnings per share were computed by dividing net income before cumulative effect by the weighted-average number of shares of common stock outstanding during the year and potential participating ESOP preferred shares in periods where they are dilutive using the if-converted method.  In addition, diluted earnings per share amounts include potential common shares including common shares issuable upon conversion of ESOP shares committed to be released.

Earnings Attributable to Common Stockholders (Millions)	Three Months		Six Months
	Ended June 30		Ended June 30
	2001	2000	2001	2000
Net earnings (loss) before cumulative effect	$ (365)	$ 336	$ (670)	$ 446
Preferred stock dividends and other	(2)	(3)	(5)	(41)
Earnings (loss) attributable to common stockholders (Basic and Diluted)	$ (367)	$ 333	$ (675)	$ 405

Shares (Millions)
Weighted average shares outstanding	53.6	50.5	53.2	50.5
Participating convertible ESOP preferred stock	-	57.7	-	56.9
Weighted average number of shares (Basic)	53.6	108.2	53.2	107.4
Non-participating convertible ESOP preferred stock	-	7.7	-	8.1
Other	-	0.9	-	0.9
Weighted average number of shares (Diluted)	53.6	116.8	53.2	116.4

Earnings (Loss) Per Share before Cumulative Effect
Basic	$(6.87)	$ 3.08	$(12.70)	$ 3.78
Diluted	$(6.87)	$ 2.86	$(12.70)	$ 3.48

Long-Term Debt

         The Company, through a special-purpose financing entity that is consolidated, has issued commercial paper which was originally classified as long-term debt.  The proceeds from the commercial paper were used to refinance certain equipment certificates supporting leveraged lease transactions.  The Company intends to terminate this transaction in the third quarter 2001 using proceeds from refinancing the equipment certificates (classified as other current assets) to pay off the debt, and therefore has reclassified $537 million in long-term debt to short-term as of June 30, 2001.

Investments

         United owns 15,940,000 shares (18%) in Galileo International, Inc. ("Galileo"), a leading provider of electronic global distribution services for the travel industry.  On June 18, 2001, Galileo announced that it had reached agreement with Cendant Corporation ("Cendant") for Cendant to acquire all of the outstanding common stock of Galileo for a combination of stock and cash.  United, as the largest stockholder of Galileo, has entered into an agreement with Cendant to support the transaction and has provided Cendant with a proxy to vote the Galileo shares owned by United in favor of the transaction.  This transaction, which is subject to regulatory approvals, is expected to close in the fall of 2001 and would result in a gain to United of approximately $270 million, net of tax, based on the current estimated total proceeds of $33 per share.

Segment Information

         United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, the Atlantic and Latin America.  These regions constitute United's four reportable segments.

         A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Three Months Ended June 30, 2001
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 3,083	$ 748	$ 627	$ 190	$ 4,648	$ 10	$ 4,658
Earnings (loss) before
income taxes	$ (238)	$(121)	$ (65)	$ (27)	$ (451)	$(111)	$ (562)

(In Millions)	Three Months Ended June 30, 2000
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 3,536	$ 769	$ 597	$ 196	$ 5,098	$ 11	$ 5,109
Earnings before income
taxes and special charges	$ 475	$ 29	$ 71	$ 12	$ 587	$ 10	$ 597

(In Millions)	Six Months Ended June 30, 2001
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 6,035	$ 1,492	$ 1,141	$ 398	$ 9,066	$ 16	$ 9,082
Earnings (loss) before
income taxes	$ (558)	$ (239)	$ (137)	$ (39)	$ (973)	$ (78)	$(1,051)

(In Millions)	Six Months Ended June 30, 2000
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 6,726	$1,458	$1,043	$ 404	$ 9,631	$ 23	$ 9,654
Earnings before income
taxes and special charges	$ 639	$ 50	$ 74	$ 31	$ 794	$ 22	$ 816

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Millions)	2001	2000	2001	2000
Total earnings (loss) for reportable segments	$ (451)	$ 587	$ (973)	$ 794
US Airways merger-related costs	(116)	-	(116)	-
Special charges	-	(61)	-	(102)
UAL subsidiary earnings	5	10	38	22
Total earnings (loss) before income taxes,
distributions on preferred securities and
cumulative effect of accounting change	$ (562)	$ 536	$(1,051)	$ 714

Other Comprehensive Income

         Total comprehensive income (loss) for the three- and six-month periods ending June 30, 2001 was $(274) million and $(558) million, respectively, compared to $261 million and $67 million for the three- and six-month periods ending June 30, 2000, respectively.  Other comprehensive income consisted of net unrealized gains (losses) of $91 million and $120 million for the three- and six-month periods ending June 30, 2001, respectively, and $(75) million and $(170) million for the three- and six-month periods ending June 30, 2000, respectively.

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

         At June 30, 2001, commitments for the purchase of property and equipment, principally aircraft, approximated $4.2 billion, after deducting advance payments.  An estimated $1.5 billion will be spent during the remainder of 2001, $1.9 billion in 2002 and $0.8 billion in 2003 and thereafter.  The major commitments are for the purchase of A319, A320, B767 and B777 aircraft, which are scheduled to be delivered through 2003.  United has no aircraft on order for delivery beyond 2003.  In addition, these amounts include commitments for a number of aircraft for UAL's wholly owned subsidiary, United BizJet Holdings, Inc.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS

US AIRWAYS ACQUISITION

         On July 27, 2001, UAL and US Airways announced that they had terminated their merger agreement, previously announced in May 2000, as a result of regulatory opposition to the merger.  In the second quarter 2001, UAL recognized a one-time, pre-tax charge of $116 million for costs associated with the terminated merger, including a $50 million termination fee.

RESULTS OF OPERATIONS

         The second quarter of 2001 continued to be a challenging quarter for the airline industry and United in particular.  The effects of the weaker economy have affected the airline industry more than other areas of the economy, as corporations reduce their business travel budgets and change their travel behavior.  United has experienced a significant revenue decline as a result of the decrease in business traffic, which has impacted both unit revenues and yields.

Summary of Results

         UAL's loss from operations was $(469) million in the second quarter of 2001, compared to operating earnings of $605 million in the second quarter of 2000.  UAL's net loss was $(365) million ($(6.87) per share), compared to net earnings of $336 million ($2.86 per share, diluted) in the same period of 2000.

         In the first six months of 2001, UAL's loss from operations was $(860) million, compared to operating earnings of $858 million in the first six months of 2000.  UAL's net loss before the cumulative effect of an accounting change was $(670) million ($(12.70) per share), compared to net earnings before the cumulative effect of an accounting change of $446 million ($3.48 per share, diluted) in the same period of 2000.

         The 2000 earnings for the quarter and six months include a special charge of $15 million, net of tax, for seven leased B747-238 aircraft that will continue to be leased but will no longer be used for operating purposes beyond 2000 and a special charge of $23 million, net of tax, for the retirement of the inflight video system on certain B777-222 aircraft, which was replaced by an enhanced and more reliable inflight video system.  In addition, the 2000 earnings for the six-month period include a special charge of $26 million, net of tax, associated with the asset write-down and losses related to subleases on non-operating aircraft previously used in the United Express operation.

         Specific factors affecting UAL's consolidated operations for the second quarter and first six months of 2001 are described below.

Second Quarter 2001 Compared with Second Quarter 2000.

         Operating revenues decreased $451 million (9%) and United's revenue per available seat mile (unit revenue) decreased 10% to 10.40 cents.  Passenger revenues decreased $539 million (12%) primarily due to a 10% decrease in yield to 12.22 cents.  United's revenue passenger miles decreased 2%, while available seat miles across the system increased 1% over the second quarter of 2000, resulting in a decrease to passenger load factor of 2.4 points to 73.2%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(2%)	(6%)	(10%)
Pacific	5%	4%	(9%)
Atlantic	13%	7%	(8%)
Latin America	(2%)	(3%)	(2%)
System	1%	(2%)	(10%)

         Cargo revenues decreased $36 million (15%) primarily due to a 16% decrease in cargo ton miles largely as a result of the discontinuation of freighter operations in the fourth quarter 2000.  Other operating revenues grew $124 million (40%) primarily due to a $133 million increase in fuel sales to third parties.

         Operating expenses increased $623 million (14%) and United's cost per available seat mile (unit cost) increased 10%, from 10.21 cents to 11.20 cents.  Salaries and related costs increased $238 million (14%) due to new salary programs implemented for non-contract employees, contractually-driven increases for employees represented by  the Air Line Pilots Association, International ("ALPA") and the estimated costs of contracts with the International Association of Machinists and Aerospace Workers ("IAM") which became amendable in 2000 and are currently under negotiation.  Aircraft fuel increased $104 million (18%) due to an 18% increase in the average cost of fuel from 75.0 cents to 88.2 cents a gallon.  Aircraft rent decreased $18 million (8%) as the retirement of older aircraft reduced the number of aircraft under operating leases.  Depreciation and amortization increased $21 million (9%) due to an increase in the number of owned aircraft.  Cost of sales increased $150 million (74%) primarily due to costs associated with fuel sales to third parties.  Aircraft maintenance increased $37 million (23%) as a result of higher volumes of heavy maintenance visits performed by third parties.

         Other non-operating expense amounted to $93 million in the second quarter of 2001 compared to $69 million in the second quarter of 2000.  Interest expense increased $32 million (34%) due to new debt issuances during the latter part of 2000.  Interest income increased $7 million (35%) as a result of higher investment balances.

Six Months 2001 Compared with Six Months 2000.

         Operating revenues decreased $572 million (6%) and United's revenue per available seat mile (unit revenue) decreased 6% to 10.45 cents.  Passenger revenues decreased $695 million (8%) primarily due to a 7% decrease in yield to 12.66 cents.  United's revenue passenger miles decreased slightly, while available seat miles across the system remained unchanged from the first six months of 2000; as a result, passenger load factor decreased 1.2 point to 70.8%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(4%)	(6%)	(7%)
Pacific	8%	7%	(6%)
Atlantic	13%	9%	(5%)
Latin America	(4%)	(4%)	2%
System	-%	(1%)	(7%)

         Cargo revenues decreased $61 million (14%) due to a 16% decrease in cargo ton miles as a result of the discontinuation of freighter operations in the fourth quarter 2000, offset by a 2% increase in yield.  Other operating revenues grew $184 million (28%) primarily due to a $178 million increase in fuel sales to third parties.

         Operating expenses increased $1.1 billion (13%) and United's cost per available seat mile (unit cost) increased 12%, from 10.11 cents to 11.35 cents.  Salaries and related costs increased $575 million (18%) due to new salary programs implemented for non-contract employees, contractually-driven increases for employees represented by the Air Line Pilots Association, International ("ALPA") and the estimated costs of contracts with the International Association of Machinists and Aerospace Workers ("IAM") which became amendable in 2000 and are currently under negotiation.  Aircraft fuel increased $230 million (20%) due to a 21% increase in the average cost of fuel from 74.1 cents to 89.6 cents a gallon.  Commissions decreased $24 million (5%) as a result of a decrease in commissionable revenues.  Aircraft rent decreased $31 million (7%) as the retirement of older aircraft reduced the number of aircraft under operating leases.  Depreciation and amortization increased $42 million (9%) due to an increase in the number of owned aircraft.  Cost of sales increased $202 million (44%) primarily due to costs associated with fuel sales to third parties.  Aircraft maintenance increased $47 million (13%) as a result of higher volumes of heavy maintenance visits performed by third parties.

         Other non-operating expense amounted to $191 million in the first six months of 2001 compared to $144 million in the first six months of 2000.  Interest expense increased $62 million (32%) due to new debt issuances during the latter part of 2000.  Interest income increased $27 million (75%) as a result of increased investment balances.  Equity in losses of affiliates increased $10 million primarily due to losses recorded for the Company's investment in Orbitz.  Miscellaneous, net includes $12 million in other foreign exchange losses and $4 million in losses on currency options in 2001, compared to $10 million in losses on currency options in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         UAL's total of cash and cash equivalents and short-term investments was $1.3 billion at June 30, 2001, compared to $2.3 billion at December 31, 2000.  Cash flows from operating activities amounted to $391 million.  Financing activities included principal payments under debt and capital lease obligations of $124 million and $135 million, respectively.

         Property additions, including aircraft and aircraft spare parts, amounted to $1.3 billion.  In the first six months of 2001, United took delivery of eight A319, seven A320, one B767 and four B777 aircraft.  All of these aircraft were purchased.  In addition, United acquired two B757 and one B737 aircraft off lease during the period and retired three DC10-30 and five B727 aircraft.

         During the second quarter of 2001, United cancelled its $750 million revolving credit facility and reduced the maximum available borrowings under a separate short-term facility  from $227 million to $133 million.  There were no borrowings outstanding under this arrangement at June 30, 2001.

         At June 30, 2001, commitments for the purchase of property and equipment, principally aircraft, approximated $4.2 billion, after deducting advance payments.  Of this amount, an estimated $1.5 billion is expected to be spent during the remainder of 2001.  For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

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

         On March 30, 2001, the Aircraft Mechanics Fraternal Association ("AMFA") announced that it had received enough authorization cards to request the NMB to conduct an election challenging the IAM for representation of the Company's mechanics, one of the groups represented by the IAM.  The NMB is currently reviewing these cards, as well as other issues, to determine if an election should be held.

         The Company's contract with the Association of Flight Attendants ("AFA"), which becomes amendable in 2006, provided for a mid-term compensation conference beginning in the first quarter of 2001.  Pursuant to the contract, the Company and the AFA began compensation conference negotiations in February 2001 and in April began arbitration proceedings.  On May 10, an arbitration panel concluded that United's flight attendants are not entitled to additional compensation at this time because United's overall flight attendant costs continue to exceed an index of flight attendant costs at peer carriers in the U.S. airline industry.

United BizJet Holdings

         In May 2001, UAL announced the formation of United BizJet Holdings, Inc. ("BizJet"), a wholly owned subsidiary which will address the travel needs of premium customers who frequently do not use commercial aviation services.  The focus of BizJet will be fractional ownership of business jets; however, when fully operational, the subsidiary may also offer additional business products such as corporate shuttle, charter operations and fleet management.  UAL has agreed to invest a maximum of $250 million in the subsidiary which intends to operate as many as 200 business jets by 2006.  It is expected that beyond UAL's investment, BizJet will be positioned to secure its own financing on a stand-alone basis.  In June, BizJet placed firm orders with Gulfstream Aerospace Corporation for 12 aircraft, with options for an additional 23 aircraft, to be delivered beginning in 2002.

United NewVentures

         In June 2001, United NewVentures ("UNV"), a wholly owned subsidiary of UAL responsible for United's Internet initiatives and investments, announced a merger agreement with MyPoints.com.  MyPoints.com is a leading Internet direct marketing and membership services company, known for its database-driven loyalty infrastructure.  The merger is expected to provide more effective communication with users of united.com and Mileage Plus members, as well as allow greater reach to an expanded audience of potential customers.  On July 18, 2001, UNV successfully completed its cash tender offer to acquire all of the outstanding common stock of MyPoints.com for $2.60 per share.  Including the costs related to vested management stock options, outstanding warrants and transaction-related expenditures, the aggregate cost of the acquisition is expected to approximate $117 million.  This transaction is being accounted for under the purchase method, in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").  SFAS No. 141 is effective for combinations initiated after June 30, 2001 and requires the use of the purchase method in accounting for business combinations.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and requires companies to test all goodwill and indefinite-lived intangible assets for impairment and to cease amortization of such assets.   The Company intends to adopt SFAS No. 142 beginning in the first quarter 2002.    The Company has not yet quantified the impact of adopting SFAS No. 142 on the financial statements, but it could result in significant changes to the classification and recording of intangibles and amortization expense currently on the books.

OUTLOOK

         The Company expects the negative revenue trends that impacted the first six months to continue, while capacity is expected to increase 2.4% for the third quarter.  As compared to the third quarter of 2000, total unit costs are expected to remain unchanged, as fuel prices are expected to be up only 3% year-over-year.  As a result of these revenue and cost assumptions, the Company is projecting a loss for the third quarter.

          In light of the ongoing weakness in the U.S. economic situation, the Company continues to work to reduce costs.  In addition to cost reduction plans announced earlier, during the second quarter the Company cut its 2001 capital spending plan by $100 million and reduced the dividend paid on common stock.  The Company also announced the further acceleration of the retirement of its B727 fleet and delayed some 2003 aircraft deliveries, as well as instituting a hiring freeze, filling only critical openings.  Finally, the Company has reduced capacity growth for the fourth quarter to negative 1%, bringing full year capacity growth to 0.5%.  In addition, the Company has reduced 2002 full year capacity growth to negative 1%.

         For the full year, along with the 0.5% increase in capacity, the Company expects an increase of 7% in unit costs.  Based on these assumptions, and if current revenue trends continue, the Company also anticipates incurring a loss for the full year.

         Information included in the above "Outlook" paragraphs is forward-looking and involve risks and uncertainties that could result in actual results differing materially from expected results.  Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this filing.  Some factors that could significantly impact revenues, expenses, unit costs, capacity and earnings include, without limitation, the airline pricing environment; industry capacity decisions; competitors' route decisions; the ultimate outcome of existing litigation; the success of the Company's cost-reduction efforts; the cost of crude oil and jet fuel; the results of union contract negotiations and their impact on labor costs and operations; operational disruptions as a result of bad weather, air traffic control-related difficulties and labor issues; the growth of e-commerce and off-tariff distribution channels; the effective deployment of customer service tools and resources; actions of the U.S., foreign and local governments; foreign currency exchange rate fluctuations; the economic environment of the airline industry and the economic environment in general.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in UAL's Annual Report on Form 10-K for the year 2000.  Significant changes which have occurred since year-end are as follows:

Foreign Currency Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Forward exchange contracts
Japanese Yen - Purchased forwards	$ 79	120.68	$ (2)
- Sold forwards	$ 43	124.36	$ -
Hong Kong Dollar - Sold forwards	$ 75	7.79	$ -
French Franc - Purchased forwards	$ 50	5.05	$ (6)
Euro - Purchased forwards	$ 152	1.27	$ (17)

Currency options
Japanese Yen - Purchased put options	$ 151	118.84	$ 7
Australian Dollar - Purchased put options	$ 47	0.52	$ 1
British Pound - Purchased put options	$ 58	1.38	$ 1
Euro - Purchased put options	$ 29	0.88	$ 1
Canadian Dollar - Purchased put options	$ 47	1.58	$ -
Correlation Basket Option - Sold	$ 332	N/A	$ (4)

Price Risk (Aircraft fuel) -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased forward contracts - Crude oil	$ 45	$ 26.64/bbl	$ (1)
Purchased forward contracts - Heating oil	$ 87	$ 32.16/bbl	$ (4)

*Estimated fair values represent the amount United would pay/receive on June 30, 2001 to terminate the contracts.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of the stockholders of UAL Corporation on May 17, 2001, the following matters were voted upon:

Description	Votes

1. Election of Board of Directors

Public Directors:
Rono J. Dutta	43,146,211	For
	3,539,102	Withheld

James E. Goodwin	43,738,984	For
	2,946,330	Withheld

W. James Farrell	43,243,659	For
	3,441,655	Withheld

James J. O'Connor	43,738,859	For
	2,946,455	Withheld

Paul E. Tierney, Jr.	43,663,415	For
	3,021,899	Withheld

Independent Directors:
John W. Creighton, Jr.	4	For
	0	Withheld

Richard D. McCormick	4	For
	0	Withheld

Hazel R. O'Leary	4	For
	0	Withheld

John K. Van de Kamp	4	For
	0	Withheld

ALPA Director:
Frederick C. Dubinsky	1	For
	0	Withheld

IAM Director:
John F. Peterpaul	1	For
	0	Withheld

SAM Director:
Deval L. Patrick	3	For
	0	Withheld

2. Ratification of the Appointment of Independent Public Accountants	92,410,580	For
	14,666,076	Against
	4,272,085	Abstain

3. Stockholder Proposal Concerning Compensation of Directors	33,668,727	For
	64,358,849	Against
	4,025,148	Abstain

4. Stockholder Proposal Concerning Certain Business Combinations	41,990,634	For
	56,023,420	Against
	4,038,622	Abstain

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

(b) Form 8-K dated April 5, 2001 to report, under Regulation FD, furnishing certain operating information during the first quarter 2001 and current expectations for future performance.

Form 8-K dated April 18, 2001 to report a press release reporting earnings for the quarter ended March 31, 2001.

Form 8-K dated June 1, 2001 to report, under Regulation FD, the time, date and website for the webcast of the UAL Corporation's Chairman and Chief Executive Officer speech at the Merrill Lynch Global Transportation Conference.

Form 8-K dated June 20, 2001 to report a press release reporting the expectation of earnings per share for the second quarter of 2001.

 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UAL CORPORATION

By: /s/ Douglas A. Hacker
Douglas A. Hacker
Executive Vice President and
Chief Financial Officer
(principal financial and
accounting officer)

Dated:  August 9, 2001

Exhibit Index

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements