Form 10-Q
period 2001-11-13
UAL CORP /DE/
filed 2001-11-13
CIK 100517

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes    X       No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 31, 2001
Common Stock ($0.01 par value)	54,497,000

UAL Corporation and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended September 30, 2001

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position
(In Millions)

	September 30
	2001	December 31
Assets	(Unaudited)	2000

Current assets:
Cash and cash equivalents	$ 2,110	$ 1,679
Short-term investments	633	665
Receivables, net	1,265	1,216
Income tax receivables	219	110
Current deferred taxes	226	225
Inventories, net	318	424
Prepaid expenses and other	873	460
	5,644	4,779

Operating property and equipment:
Owned	18,817	19,412
Accumulated depreciation and amortization	(4,649)	(5,583)
	14,168	13,829

Capital leases	2,790	3,154
Accumulated amortization	(450)	(640)
	2,340	2,514
	16,508	16,343

Other assets:
Investments	464	435
Intangibles, net	1,121	671
Aircraft lease deposits	706	710
Prepaid rent	149	567
Other, net	1,012	850
	3,452	3,233

	$25,604	$24,355

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position
(In Millions)

	September 30
	2001	December 31
Liabilities and Stockholders' Equity	(Unaudited)	2000

Current liabilities:
Current portions of long-term debt and
capital lease obligations	$ 969	$ 439
Advance ticket sales	1,576	1,454
Accrued salaries, wages and benefits	1,941	1,508
Accounts payable	1,360	1,188
Other	2,628	2,192
	8,474	6,781

Long-term debt	6,240	4,688

Long-term obligations under capital leases	2,051	2,261

Other liabilities and deferred credits:
Deferred pension liability	1,380	136
Postretirement benefit liability	1,705	1,557
Deferred gains	850	912
Deferred income taxes	199	1,241
Other	1,063	919
	5,197	4,765

Commitments and contingent liabilities (See note)

Company-obligated mandatorily redeemable
preferred securities of a subsidiary trust	98	99
Preferred stock committed to Supplemental ESOP	437	571

Stockholders' equity:
Preferred stock	-	-
Common stock at par	1	1
Additional capital invested	4,666	4,530
Retained earnings	111	1,998
Accumulated other comprehensive income	(181)	152
Treasury stock	(1,485)	(1,484)
Other	(5)	(7)
	3,107	5,190

	$25,604	$24,355

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions, Except Per Share)

	Three Months Ended
	September 30
	2001	2000
Operating revenues:
Passenger	$ 3,455	$ 4,291
Cargo	157	234
Other	495	380
	4,107	4,905
Operating expenses:
Salaries and related costs	1,889	1,898
Aircraft fuel	655	664
Commissions	121	280
Purchased services	409	433
Aircraft rent	207	223
Landing fees and other rent	259	231
Depreciation and amortization	260	253
Aircraft maintenance	174	170
Cost of sales	395	283
Other	450	499
Special charges	1,313	12
	6,132	4,946

Loss from operations	(2,025)	(41)

Other income (expense):
Interest expense	(128)	(101)
Interest capitalized	19	17
Interest income	19	27
Equity in losses of affiliates	(7)	(6)
Non-operating special charges	(49)	(61)
Airline stabilization grant	391	-
Miscellaneous, net	(43)	(7)
	202	(131)
Loss before income taxes, distributions on preferred
securities and extraordinary item	(1,823)	(172)
Credit for income taxes	(665)	(63)
Loss before distributions on preferred securities
and extraordinary item	(1,158)	(109)
Distributions on preferred securities, net of tax	(1)	(1)
Extraordinary loss on debt, net of tax	-	(6)
Net loss	$(1,159)	$ (116)

Per share, basic:
Loss before extraordinary item	$(21.43)	$ (2.17)
Extraordinary loss on debt, net of tax	-	(0.13)
Net loss	$(21.43)	$ (2.30)

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions, Except Per Share)

	Nine Months Ended
	September 30
	2001	2000
Operating revenues:
Passenger	$ 11,295	$ 12,826
Cargo	547	684
Other	1,347	1,049
	13,189	14,559
Operating expenses:
Salaries and related costs	5,624	5,057
Aircraft fuel	2,013	1,792
Commissions	598	781
Purchased services	1,286	1,266
Aircraft rent	619	667
Landing fees and other rent	758	706
Depreciation and amortization	780	731
Aircraft maintenance	573	522
Cost of sales	1,059	783
Other	1,336	1,323
Special charges	1,428	114
	16,074	13,742

Earnings (loss) from operations	(2,885)	817

Other income (expense):
Interest expense	(383)	(293)
Interest capitalized	63	57
Interest income	82	63
Equity in losses of affiliates	(19)	(8)
Non-operating special charges	(49)	(61)
Airline stabilization grant	391	-
Miscellaneous, net	(74)	(34)
	11	(276)
Earnings (loss) before income taxes, distributions on preferred
securities, extraordinary item and cumulative effect	(2,874)	541
Provision (credit) for income taxes	(1,049)	201
Earnings (loss) before distributions on preferred securities,
extraordinary item and cumulative effect	(1,825)	340
Distributions on preferred securities, net of tax	(4)	(4)
Extraordinary loss on debt, net of tax	-	(6)
Cumulative effect of accounting change, net of tax	(8)	(209)
Net earnings (loss)	$ (1,837)	$ 121

Per share, basic:
Earnings (loss) before extraordinary item and cumulative effect	$ (34.31)	$ 2.72
Extraordinary loss on debt, net of tax	-	(0.06)
Cumulative effect of accounting change, net	(0.15)	(1.93)
Net earnings (loss)	$ (34.46)	$ 0.73

Per share, diluted:
Earnings (loss) before extraordinary item and cumulative effect	$ (34.31)	$ 2.51
Extraordinary loss on debt, net of tax	-	(0.06)
Cumulative effect of accounting change, net	(0.15)	(1.79)
Net earnings (loss)	$ (34.46)	$ 0.66

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

	Nine Months Ended
	September 30
	2001	2000
Cash and cash equivalents at beginning
of period	$1,679	$ 310

Cash flows from operating activities	574	2,524

Cash flows from investing activities:
Additions to property and equipment	(1,858)	(2,006)
Proceeds on disposition of property and
equipment	167	68
Decrease (increase) in short-term investments	32	(177)
Other, net	(109)	(141)
	(1,768)	(2,256)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,982	822
Repayment of long-term debt	(142)	(420)
Principal payments under capital
lease obligations	(179)	(160)
Purchase of equipment debt certificates
under Company leases	-	(140)
Decrease in equipment debt certificates
under Company leases	18	153
Dividends paid	(85)	(79)
Repurchase of common stock	-	(81)
Decrease in short-term borrowings	-	(61)
Other, net	31	6
	1,625	40

Increase in cash and cash equivalents	431	308

Cash and cash equivalents at end of period	$ 2,110	$ 618

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 251	$ 207
Income taxes	$ 4	$ 20

Non-cash transactions:
Long-term debt incurred in connection
with additions to other assets	$ 232	$ -
Capital lease obligations incurred	$ -	$ 76
Increase in pension intangible assets	$ 437	$ -
Net unrealized gain (loss) on investments	$ (33)	$ (232)

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

Interim Financial Statements

         The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to or as permitted by such rules and regulations, although UAL believes that the disclosures are adequate to make the information presented not misleading.  In management's opinion, all adjustments, which include normal recurring adjustments, the impact of the September 11 terrorist attacks referred to below and other special charges, necessary for a fair presentation of the results of operations for the three- and nine-month periods have been made.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in UAL's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year 2000.

Special Charges Related to the September 11 Terrorist Attacks

         On September 11, 2001, two United aircraft were hijacked and destroyed in terrorist attacks on The World Trade Center in New York City and in a crash near Johnstown, Pennsylvania.  On the same day, two American Airlines aircraft were also hijacked and used in terrorist attacks on The World Trade Center and the Pentagon.  In addition to the loss of all passengers and crew on board the aircraft, these attacks resulted in numerous deaths and injuries to persons on the ground and massive property damage.  In the immediate aftermath of the attacks, the Federal Aviation Administration ("FAA") ordered all aircraft operating in the U.S. grounded immediately.  This grounding effectively lasted for three days, and the Company was able to operate only a portion of its scheduled flights for several days thereafter.  When flights were permitted to resume, passenger traffic and yields were significantly lower than prior to the attacks.  For further information, see "September 11 Terrorist Attacks" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In a direct response to the adverse impact on air travel as a result of the September 11 terrorist attacks, United announced that it would reduce capacity by as much as 23 percent, which would allow for the retirement of the entire B727-200 and B737-200 fleets.  In addition, on September 19, United announced that it would furlough approximately 20,000 employees.

         During the third quarter, United recorded a special charge of $1.3 billion in operating expense and $49 million in non-operating expense for amounts relating to the September 11 terrorist attacks and the resulting impact on the Company's schedule and operations.  In addition, as of September 30, 2001, United had received $391 million in compensation under the Air Transportation Safety and System Stabilization Act.  (See "September 11 Terrorist Attacks" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further details.)

         The special charge is made up of the following (in millions):

	Amount	Amount
Special charges:		(net of tax)
Aircraft groundings and impairment	$ 788
Reduction in force	217
Early termination fees	181
Discontinued capital projects	107
Miscellaneous	20
Total operating special charges	$ 1,313	$ 834
Non-operating special charges	49	31
Airline stabilization grant	(391)	(248)
Special charges, net of grant	$ 971	$ 617

         As a result of the grounding of the B727-200 and B737-200 fleets, the Company recorded a charge of $271 million, reflecting the write down of the fleets to fair value.

         Due to the changes being implemented to United's operations, the Company has reviewed its fleet for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121").  Under SFAS No. 121, United's policy is to recognize an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value.  The amount of the charge is the difference between the asset's carrying value and fair market value.  Management has determined that the estimated net undiscounted future cash flows generated by its B737-500 and B747-400 fleets will be less than their carrying value.  Management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions.  These models were based upon projections of passenger yield, fuel costs, labor costs and other relevant factors in the markets where these aircraft will operate.  The aircraft in each of these fleets were written down to their fair market values, as estimated by management using published sources, third-party appraisals and bids received from third parties.  Accordingly, the special charge includes an impairment charge of $517 million for these aircraft fleets resulting from the anticipated decrease in future cash flows.

         Also included in the special charge is $107 million relating to the write-off of capital projects no longer being pursued.  Additionally, United has recorded a non-operating special charge of $48 million relating to the write-down of residual values on certain non-operating equipment.

         As a result of recording the above special charges related to aircraft and capital projects, depreciation and amortization expense will decrease by approximately $80 million in 2002.

          The Company has begun the process of furloughing approximately 20,000 employees across all work groups (pilots, flight attendants, mechanics, ramp service, customer service and management and salaried employees).  In connection with the furloughs, United has accrued severance costs of approximately $217 million, including a one-time curtailment charge relating to the accelerated recognition of unrecognized prior service costs for certain of the Company's pension plans.  As a direct result of the revaluation of the pension plans, shareholders' equity at September 30, 2001 was reduced by $311 million due to the reduction in the discount rate and the change in the portfolio asset value as a result of the current economic environment.

          The special charge also includes $181 million for amounts due under executory contracts with third parties, including aircraft manufacturers, software vendors, food suppliers and governmental authorities.

Accounting Changes

         Effective January 1, 2001, UAL adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended.  Under SFAS No. 133, all derivatives (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at fair value and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows.  For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items.  All ineffective portions of a hedge are recorded in "Miscellaneous, net" as they occur.

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

Derivative Financial Instruments

         The ineffectiveness resulting from the changes in fair value of aircraft fuel and interest rate hedge positions was immaterial.  There was no ineffectiveness resulting from the changes in fair value of foreign currency hedge positions reported in the first nine months' earnings.  Amounts excluded from the assessment of effectiveness amounted to approximately $4 million before income taxes and were recorded in "Miscellaneous, net."

         The following is a reconciliation of current period changes (net of tax) of the portion of stockholders' equity relating to derivatives that qualify as cash flow hedges:

(In Millions)	(decrease)/increase
Transition adjustment as of January 1, 2001	$ (4)
Current period increase in fair value, net	(8)
Reclassifications into earnings, net	(12)
Balance as of September 30, 2001	$ (24)

         Of this amount, $12 million in losses is expected to be recorded into earnings within the next twelve months.  At September 30, 2001, the term of derivative instruments hedging variability in cash flows, except those related to payment of variable interest on existing financial instruments, was seventeen years.

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

Earnings Attributable to Common Stockholders (Millions)	Three Months		Nine Months
	Ended September 30		Ended September 30
	2001	2000	2001	2000
Net earnings (loss) before cumulative effect and extraordinary item	$(1,159)	$ (110)	$(1,829)	$ 336
Preferred stock dividends and other	(2)	(2)	(7)	(43)
Earnings (loss) attributable to common stockholders (Basic and Diluted)	$(1,161)	$ (112)	$(1,836)	$ 293

Shares (Millions)
Weighted average shares outstanding	54.2	51.6	53.5	50.9
Participating convertible ESOP preferred stock	-	-	-	57.0
Weighted average number of shares (Basic)	54.2	51.6	53.5	107.9
Non-participating convertible ESOP preferred stock	-	-	-	7.8
Other	-	-	-	0.8
Weighted average number of shares (Diluted)	54.2	51.6	53.5	116.5

Earnings (Loss) Per Share before cumulative effect and extraordinary item
Basic	$(21.43)	$ (2.17)	$(34.31)	$ 2.72
Diluted	$(21.43)	$ (2.17)	$(34.31)	$ 2.51

Long-Term Debt

         During the third quarter, United issued $300 million in long-term debt to finance the acquisition of aircraft, as well as $1.5 billion in enhanced equipment trust certificates to finance certain owned aircraft.

         The Company, through a special-purpose financing entity that is consolidated, has issued commercial paper which was originally classified as long-term debt.  The proceeds from the commercial paper were used to refinance certain equipment certificates supporting leveraged lease transactions.  The Company has terminated this transaction using proceeds from an interim bank facility to pay off the commercial paper.  The bank facility financing is classified as short-term debt.

United NewVentures

         On July 18, 2001, United NewVentures ("UNV"), a wholly owned subsidiary of UAL responsible for United's Internet initiatives and investments, successfully completed its cash tender offer to acquire all of the outstanding common stock of MyPoints.com for $2.60 per share.  MyPoints.com is a leading Internet direct marketing and membership services company, known for its database-driven loyalty infrastructure.  The merger is expected to provide more effective communication with users of united.com and Mileage Plus members, as well as allow greater reach to an expanded audience of potential customers.  Including the costs related to vested management stock options, outstanding warrants and transaction-related expenditures, the aggregate cost of the acquisition was approximately $119 million.  The amount of recorded goodwill and intangible assets related to the acquisition was immaterial.  This transaction is being accounted for under the purchase method, in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."

Segment Information

         United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, the Atlantic and Latin America.  These regions constitute United's four reportable segments.

         A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Three Months Ended September 30, 2001
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 2,636	$ 700	$ 594	$ 167	$ 4,097	$ 10	$ 4,107
Earnings (loss) before income
taxes and special charges	$ (603)	$(137)	$(103)	$ (43)	$ (886)	$ 34	$ (852)

(In Millions)	Three Months Ended September 30, 2000
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 3,195	$ 874	$ 647	$ 200	$ 4,916	$ (11)	$ 4,905
Earnings (loss) before income
taxes and special charges	$ (148)	$ 25	$ 43	$ (13)	$ (93)	$ (6)	$ (99)

(In Millions)	Nine Months Ended September 30, 2001
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 8,672	$ 2,192	$ 1,734	$ 565	$ 13,163	$ 26	$ 13,189
Earnings (loss) before income
taxes and special charges	$(1,162)	$ (375)	$ (240)	$ (82)	$(1,859)	$(44)	$ (1,903)
(In Millions)	Nine Months Ended September 30, 2000
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 9,921	$ 2,332	$ 1,690	$ 604	$ 14,547	$ 12	$14,559
Earnings before income
taxes and special charges	$ 490	$ 74	$ 117	$ 19	$ 700	$ 16	$ 716
	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2001	2000	2001	2000
Total earnings (loss) for reportable segments	$ (886)	$ (93)	$ (1,859)	$ 700
Special charges	(1,313)	(12)	(1,428)	(114)
Non-operating special charges	(49)	(61)	(49)	(61)
Airline stabilization grant	391	-	391	-
UAL subsidiary earnings (loss)	34	(6)	71	16
Total earnings (loss) before income taxes, distributions
on preferred securities, extraordinary loss on debt and
cumulative effect of accounting change	$(1,823)	$ (172)	$(2,874)	$ 541

Other Comprehensive Income

         Total comprehensive income (loss) for the three- and nine-month periods ending September 30, 2001 was $(1.6) billion and $(2.2) billion, respectively, compared to $(178) million and $(111) million for the three- and nine-month periods ending September 30, 2000, respectively.  Other comprehensive income consisted of an adjustment to the minimum pension liability of $(311) million in the third quarter 2001 and net unrealized gains (losses) of $(142) million and $(22) million for the three- and nine-month periods ending September 30, 2001, respectively, and $(62) million and $(232) million for the three- and nine-month periods ending September 30, 2000, respectively.

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

          In connection with the construction of the Indianapolis Maintenance Center, United agreed to spend an aggregate $800 million on capital investments by the year 2001 and employ at least 7,500 individuals by the year 2004.  In the event such targets are not reached, United may be required to make certain payments to the city of Indianapolis and state of Indiana.  As a result of the events of September 11 and the subsequent reduction in the Company's operations and capital spending, United believes it is not likely to meet one or both of these targets; however, the Company is adequately reserved for these contingencies.

         At September 30, 2001, commitments for the purchase of property and equipment, principally aircraft, approximated $3.2 billion, after deducting advance payments.  An estimated $0.9 billion will be spent during the remainder of 2001, $1.7 billion in 2002 and $0.6 billion in 2003 and thereafter.  The major commitments are for the purchase of A319, A320, B767 and B777 aircraft, which are scheduled to be delivered through 2003.  The Company is currently negotiating with both The Boeing Company and Airbus Industrie to delay future deliveries of aircraft beyond 2003.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 11 Terrorist Attacks

         On September 11, 2001, two United aircraft were hijacked and destroyed in terrorist attacks on The World Trade Center in New York City and in a crash near Johnstown, Pennsylvania.  On the same day, two American Airlines aircraft were also hijacked and used in terrorist attacks on The World Trade Center and the Pentagon.  In addition to the loss of all passengers and crew on board the aircraft, these attacks resulted in numerous deaths and injuries to persons on the ground and massive property damage.  In the immediate aftermath of the attacks, the Federal Aviation Administration ("FAA") ordered all aircraft operating in the U.S. grounded immediately.  This grounding effectively lasted for three days, and the Company was able to operate only a portion of its scheduled flights for several days thereafter.  Passenger traffic and yields on the Company's flights declined significantly when flights were permitted to resume, and the Company refunded significant numbers of tickets.  Since that time, the Company has experienced significantly reduced revenue and has incurred additional costs as compared to its forecasts made prior to September 11, 2001.  Although domestic load factors on the Company's flights are gradually increasing to levels similar to what it experienced prior to September 11 (however, on significantly less capacity), yields remain at unusually low levels and international load factors remain depressed.

         In a direct response to the adverse impact on air travel as a result of the terrorist attacks, United has reduced its capacity by 23 percent based on system-wide available seat miles compared to levels prior to September 11.  This schedule reduction allowed for the retirement of the entire B727-200 and B737-200 fleets, effective November 1, 2001.  On September 19, United announced that it will furlough approximately 20,000 employees.  Additionally, United has converted six stations to United Express.  United's future schedule will vary as the Company reacts to continuing changes in demand and yields, as well as normal factors such as seasonality and fleet composition.

         On September 22, 2001, the President signed the Air Transportation Safety and System Stabilization Act (the "Act").  The Act is intended to compensate victims of the terrorist attacks as well as air carriers for losses incurred as a result of such attacks.  Among other things, the Act provides  (1) for the payment of an aggregate of $5 billion to air carriers for losses incurred as a result of the ground stop order issued on September 11 and incremental losses incurred by air carriers through December 31, 2001 as a direct result of the terrorist attacks; (2) that the liability of any air carrier, including United, for all claims arising out of the terrorist attacks will not be greater than the limits of the liability coverage maintained by that carrier; (3) for the issuance of loan guarantees of up to an aggregate of $10 billion in debt of air carriers; (4) the authority of the Secretary of Transportation to reimburse air carriers for the increase in insurance premiums for coverage through October 1, 2002 and, at the discretion of the Secretary of Transportation, limitation of liability for U.S. air carriers for acts of terrorism committed during a 180-day period following the date of the Act; (5) a compensation program for victims and their relatives; (6) for an extension of the due date for payment of excise taxes; and (7) that communities that had air service prior to September 11 continue to receive adequate air service.

         The Company anticipates that its liability from claims arising from the events of September 11, 2001 will be significant, after considering the liability protections provided for by the Act; however, the Company expects to recover that amount from its insurance carriers as claims are settled and in any event, the Company believes that, under the Act, its liability will be limited to the amount recovered from its insurance carriers.

         United's aircraft liability insurance coverage for claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils was cancelled effective September 26, 2001.  United obtained replacement coverage, although it will be charged significantly higher premiums for this replacement coverage, and this new coverage is in a substantially reduced amount for claims not involving aircraft passengers.  The FAA is providing excess liability coverage for third party war risk liability for losses to persons other than passengers or property up to two times the airline's limit of liability available prior to September 11, 2001 for renewable 30-day periods, up to a maximum of 180 days.

         As of September 30, 2001, United had received $391 million out of an expected $780 million in compensation under the Act.  This amount is recorded as non-operating income in the Statements of Consolidated Operations.

RESULTS OF OPERATIONS

Summary of Results

         United's revenues, yield, revenue passenger miles and available passenger miles were significantly impacted by the events of September 11 and the resulting reduction in the Company's operations.  The Company estimates the September 11 terrorist attacks to have negatively impacted the Company's revenues by approximately $500 million during the third quarter.

         UAL's loss from operations was $(2.0) billion in the third quarter of 2001, compared to an operating loss of $(41) million in the third quarter of 2000.  UAL's net loss was $(1.2) billion ($(21.43) per share), compared to a net loss before an extraordinary loss on early extinguishment of debt of $(110) million ($(2.17) per share) in the same period of 2000.

         In the first nine months of 2001, UAL's loss from operations was $(2.9) billion, compared to operating earnings of $817 million in the first nine months of 2000.  UAL's net loss before the cumulative effect of an accounting change was $(1.8) billion ($(34.31) per share), compared to net earnings before the cumulative effect of an accounting change and an extraordinary loss on debt, of $336 million ($2.51 per share, diluted) in the same period of 2000.

         During the third quarter of 2001, United recorded a special charge of $834 million, net of tax, in operating expense and $31 million, net of tax, in non-operating expense for amounts relating to the September 11 terrorist attacks and the resulting impact on the Company's schedule and operations.  In addition, United received $248 million, net of tax, in compensation under the Act.  (See "Special Charges Related to the September 11 Terrorist Attacks" in the Notes to Consolidated Financial Statements.)

         In the second quarter 2001, UAL recognized a special charge of $74 million, net of tax, for costs associated with a terminated merger with US Airways Group, Inc., including a $50 million termination fee.

         The 2000 earnings for the quarter and nine months include a special charge of $8 million, net of tax, for the planned early retirement of four leased DC10-30s, as well as an impairment loss of $38 million, net of tax, related to the Company's equity investment in Priceline.com.  In addition, the 2000 earnings for the nine months include a special charge of $15 million, net of tax, for seven leased B747 aircraft that will continue to be leased but will no longer be used for operating purposes beyond 2000; a special charge of $23 million, net of tax, for the retirement of the inflight video system on certain B777 aircraft; and a special charge of $26 million, net of tax, associated with the asset write-down and losses related to subleases on non-operating aircraft.

         Specific factors affecting UAL's consolidated operations for the third quarter and first nine months of 2001 are described below.

Third Quarter 2001 Compared with Third Quarter 2000.

         Operating revenues decreased $798 million (16%) and United's revenue per available seat mile (unit revenue) decreased 13% to 9.52 cents.  The Company was experiencing revenue weakness prior to September 11 as a result of the worsening U.S. economy and after the events of September 11, the situation only grew worse.  Over the third quarter, passenger unit revenue for July was down 15% from last year, August was 7% lower on a depressed base last year and September was 30% lower.  Passenger unit revenue for the second half of September was down 44%.  Passenger revenues decreased $836 million (19%) on a 6% decrease in revenue passenger miles and a 14% decrease in yield.  United's available seat miles across the system decreased 5% from the third quarter of 2000 which, combined with the decrease in revenue passenger miles, resulted in a decrease to passenger load factor of 1.5 points to 73.1%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(6%)	(7%)	(14%)
Pacific	(5%)	(8%)	(16%)
Atlantic	4%	-%	(13%)
Latin America	(8%)	(13%)	(8%)
System	(5%)	(6%)	(14%)

         Cargo revenues decreased $77 million (33%) primarily due to a 30% decrease in cargo ton miles as a result of the September 11 terrorist attacks, as the FAA did not permit the carriage of cargo and mail for nearly six days following the immediate ground stop order.  Other operating revenues grew $115 million (30%) primarily due to a $104 million increase in fuel sales to third parties.

         Operating expenses decreased $115 million (2%) and United's cost per available seat mile (unit cost) increased 3%, from 10.95 cents to 11.27 cents, excluding special charges.  In addition to the specific explanations provided below, the events of September 11 and the Company's response to those events, caused a favorable impact on certain operating expenses, including aircraft fuel, commissions and purchased services.  Commissions decreased $159 million (57%) due to the decrease in commissionable revenues as a result of the events of September 11 and a change to the commission structure implemented in August 2001.  Aircraft rent decreased $16 million (7%) as the retirement of older aircraft reduced the number of aircraft under operating leases.  Landing fees and other rent increased $28 million (12%) primarily due to increased rates at various airports.  Cost of sales increased $112 million (40%) primarily due to costs associated with fuel sales to third parties.

         Other non-operating expense amounted to $140 million in the third quarter of 2001 compared to $70 million in the third quarter of 2000, excluding special charges and the airline stabilization grant.  Interest expense increased $27 million (27%) due to new debt issuances.  Interest income decreased $8 million (30%) as a result of lower average investment balances.

Nine Months 2001 Compared with Nine Months 2000.

         Operating revenues decreased $1.4 billion (9%) and United's revenue per available seat mile (unit revenue) decreased 8% to 10.14 cents.  Passenger revenues decreased $1.5 billion (12%) due to a 3% decrease in revenue passenger miles and a 9% decrease in yield to 12.06 cents.  United's available seat miles across the system decreased 1% from the first nine months of 2000 which, combined with the decrease in revenue passenger miles, resulted in a decrease to passenger load factor of 1.3 points to 71.6%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(5%)	(6%)	(9%)
Pacific	4%	2%	(10%)
Atlantic	9%	6%	(8%)
Latin America	(6%)	(7%)	(1%)
System	(1%)	(3%)	(5%)

         Cargo revenues decreased $137 million (20%) due to a 20% decrease in cargo ton miles largely as a result of the September 11 terrorist attacks.  Other operating revenues grew $298 million (28%) primarily due to a $282 million increase in fuel sales to third parties.

         Operating expenses increased $1.0 billion (8%) and United's cost per available seat mile (unit cost) increased 9%, from 10.35 cents to 11.32 cents, excluding special charges.  Salaries and related costs increased $567 million (11%) due to new salary programs implemented for non-contract employees, contractually-driven increases for employees represented by the Air Line Pilots Association, International ("ALPA") and the estimated costs of contracts with the International Association of Machinists and Aerospace Workers ("IAM") which became amendable in 2000 and are currently under negotiation.  Aircraft fuel increased $221 million (12%) primarily due to a 15% increase in the average cost of fuel from 76.9 cents to 88.7 cents a gallon.  Commissions decreased $183 million (23%) as a result of a decrease in commissionable revenues and the change to the commission structure implemented in August 2001.  Aircraft rent decreased $48 million (7%) as the retirement of older aircraft reduced the number of aircraft under operating leases.  Depreciation and amortization increased $49 million (7%) due to an increase in the number of owned aircraft.  Cost of sales increased $276 million (35%) primarily due to costs associated with fuel sales to third parties.  Aircraft maintenance increased $51 million (10%) as a result of higher volumes of heavy maintenance visits performed by third parties.

         Other non-operating expense amounted to $331 million in the first nine months of 2001 compared to $215 million in the first nine months of 2000, excluding special charges and the airline stabilization grant.  Interest expense increased $90 million (31%) as a result of new debt issuances.  Interest income increased $19 million (30%) as a result of increased investment balances.  Equity in losses of affiliates increased $11 million primarily due to losses recorded for the Company's investment in Orbitz.

LIQUIDITY AND CAPITAL RESOURCES

         UAL's total of cash and cash equivalents and short-term investments was $2.7 billion at September 30, 2001, compared to $2.3 billion at December 31, 2000.  Cash flows from operating activities amounted to $574 million, including $391 million in cash received from the federal government under the Act.  Financing activities included principal payments under debt and capital lease obligations of $142 million and $179 million, respectively.  In addition, during the third quarter, United issued a total of $2.0 billion in long-term debt to finance the acquisition of aircraft.

         Property additions, including aircraft and aircraft spare parts, amounted to $1.9 billion.  In the first nine months of 2001, United took delivery of eleven A319, twelve A320, one B767 and six B777 aircraft.  All of these aircraft were purchased.  One of the aircraft purchased was sold and then leased back under an operating lease.  In addition, United acquired two B757 and one B737 aircraft off lease during the period and retired three DC10-30, sixteen B727 and two B737 aircraft.

         During the second quarter of 2001, United cancelled its $750 million revolving credit facility and reduced the maximum available borrowings under a separate short-term facility from $227 million to $133 million.  Subsequent to September 30, 2001 and through October 31, 2001, the Company had borrowed $124 million under this arrangement and pledged receivables of approximately $220 million.

         As of September 30, 2001, United had guaranteed approximately $100 million of third-party debt.

         It is the Company's intention to borrow approximately $500 million against an already existing short-term secured aircraft facility.  Net of the assets required to support this financing, the Company has unencumbered aircraft and spare engines valued at over $4 billion.

         At September 30, 2001, UAL and United had an effective shelf registration statement on file with the Securities and Exchange Commission to offer up to $1.0 billion of securities, including secured and unsecured debt, equipment trust and pass through certificates or a combination thereof.

         On September 20, 2001, Moody's Investors Service ("Moody's") announced that it had lowered United's senior unsecured debt ratings from Ba1 to B2.  In addition, Standard & Poor's ("S&P") announced that it lowered United's senior unsecured debt ratings from BB+ to BB-.  The long-term corporate credit ratings of United remain on S&P's CreditWatch with negative implications and Moody's has retained the credit ratings of United on review for possible downgrade.

         At September 30, 2001, commitments for the purchase of property and equipment, principally aircraft, approximated $3.2 billion, after deducting advance payments.  Of this amount, an estimated $0.9 billion is expected to be spent during the remainder of 2001.  For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

         The impact of the events of September 11, 2001 on United and the sufficiency of its financial resources to absorb that impact will depend on a number of factors, including the following: (1) the adverse impact of the terrorist attacks on the economy in general; (2) the  demand for air travel; (3) United's ability to reduce its operating costs and conserve its financial resources, taking into account any increased costs it will incur as a consequence of the attacks, including those referred to below; (4) the higher costs associated with new airline security directives and any other increased regulation of air carriers; (5) the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; (6) the ability of United to reduce costs to a level that takes into account the size of its operation; (7) United's ability to raise financing in light of the various factors referred to in this paragraph; (8) the price of jet fuel; (9) the number of crew members who may be called for duty in the reserve forces of the armed services and the resulting impact on United's ability to operate as planned; (10) the extent of uncompensated economic losses to United from the FAA's shutdown of the U.S. air traffic system; (11) any resulting declines in the values of the aircraft in United's fleet; and (12) the extent of the benefits received by United under the Act, taking into account any challenges to and interpretations or amendments of the Act.

         At this point, due in part to the lack of predictability of future traffic, business mix and yields, United is unable to fully estimate the impact on it of the events of September 11, 2001 and their consequences and the sufficiency of its financial resources to absorb that impact, including the mitigating effects of the Act and the Company's aggressive actions to reduce its costs.  However, given the magnitude of these unprecedented events and the possible subsequent effects, United expects that the adverse impact to its financial condition, its operations and its prospects will be material.

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

         On March 30, 2001, the Aircraft Mechanics Fraternal Association ("AMFA") announced that it had received enough authorization cards to request the NMB to conduct an election challenging the IAM for representation of the Company's mechanics, one of the groups represented by the IAM.  On August 9, the NMB ruled that AMFA did not have sufficient authorization cards to call for an election.  As a result, the IAM will continue to represent United's employees.

         In October 2001, management had an informational meeting with the leadership of United's six unions to give them a financial assessment and open the Company's books for their review.  Going forward, the Company intends to answer their questions and work together with the unions to find creative solutions that move the Company toward financial stability.

United NewVentures

         United NewVentures ("UNV") is a wholly owned subsidiary of UAL which is responsible for United's Internet initiatives and investments.  In addition, UNV is responsible for marketing the sale of Mileage Plus miles to third parties.  Revenue from third party mileage sales reached $150 million in the third quarter, a 26% increase over the third quarter 2000.

Avolar

         In May 2001, UAL announced the formation of United BizJet Holdings, Inc. (now known as "Avolar"), a wholly owned subsidiary which will address the travel needs of premium customers who frequently do not use commercial aviation services.  The focus of Avolar will be fractional ownership of business jets; however, when fully operational, the subsidiary may also offer additional business products such as corporate shuttle, charter operations and fleet management.  In May 2001, UAL's Board of Directors authorized the investment of up to $250 million in the subsidiary; however, Avolar is currently in active discussions with outside investors with respect to the potential sale of a majority of UAL's interest in Avolar, which would allow investors to take over Avolar's future funding obligations.  As of September 30, 2001, Avolar has agreements with both Gulfstream Aerospace Corporation and Dassault Falcon Jet for 82 aircraft to be delivered beginning in 2002.

Common Stock Dividends

         In September 2001, UAL's Board of Directors suspended the quarterly cash dividend on the Company's common stock.

Subsequent Events

         As of September 30, 2001, United owned 15,940,000 shares (18%) in Galileo International, Inc. ("Galileo"), a leading provider of electronic global distribution services for the travel industry.  On October 1, 2001, Cendant Corporation ("Cendant") acquired all of the outstanding common stock of Galileo for a combination of stock and cash.  Accordingly, United tendered all of its shares in Galileo for net proceeds of $65 million and 21,168,320 shares in Cendant, resulting in a pre-tax gain of approximately $244 million ($153 million, net of tax).  Subsequent to the acquisition by Cendant, United sold 7 million shares of Cendant common stock for net proceeds of $88 million.  These transactions will be recorded in the fourth quarter.

         Effective October 28, 2001, John W. Creighton, Jr. was elected Chairman and Chief Executive Officer of UAL Corporation following the resignation of James E. Goodwin.  Mr. Creighton has been a member of UAL's Board of Directors since 1998.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").  SFAS No. 141 is effective for combinations initiated after June 30, 2001 and requires the use of the purchase method in accounting for business combinations.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and requires companies to test all goodwill and indefinite-lived intangible assets for impairment and to cease amortization of such assets.  The Company intends to adopt SFAS No. 142 beginning in the first quarter 2002 and currently estimates discontinuing approximately $17 million in amortization expense in 2002.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which addresses the accounting and reporting for obligations associated with the retirement of long-lived assets and associated asset retirement costs.  Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company has not yet quantified the impact of SFAS No. 143 on the Company's financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses the accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, but retains SFAS No. 121's fundamental provisions for recognition/measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company does not expect SFAS No. 144 to have a material impact on the Company's financial statements upon adoption.

OUTLOOK

         The Company expects the revenue trends that became apparent after September 11 to contribute to a fourth quarter net loss excluding special charges that will be substantially greater than the third quarter net loss excluding special charges.  Capacity for the fourth quarter is expected to be down 21% and unit costs, excluding United's fuel subsidiary, are expected to increase 6% year-over-year.  Fourth quarter fuel price is projected to be down 13% year-over-year.

         For the month of October 2001, traffic was down 29% compared to last year.  As a result of an approximate 8 point drop in October load factor, compounded by a significant decline in yield, the Company expects October passenger unit revenue to be about 30% lower than last year.

         Domestic load factors for November and December are expected to be close to last year's levels, but international load factors will be much weaker than last year, while yields remain weak.

         For the full year, capacity is expected to be down 6%, while unit costs, excluding United's fuel subsidiary, are expected to increase 6% driven by the reduction in capacity and high labor and fuel costs.  Fuel price is projected to be up 8% for the full year.

         During the month of October, UAL's cash burn was approximately $15 million per day.  The Company anticipates receiving over $1 billion in cash during the fourth quarter from additional credit facilities, the remaining government payment under the Act and other cash sources.

         Information included in the above "Outlook" paragraphs is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results.  Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this filing.  Some factors that could significantly impact net earnings, revenues, expenses, unit costs and capacity include, without limitation, the adverse impact of the September 11 terrorist attacks on the economy in general; the demand for air travel; the ability to reduce operating costs and conserve financial resources, taking into account increased costs incurred or to be incurred as a consequence of the attacks; the higher costs associated with new airline security directives and any other increased regulation of air carriers; the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; the ability to reduce costs to a level that takes into account the size of the Company; the ability to raise financing in light of the September 11 events; the airline pricing environment; industry capacity decisions; competitors' route decisions; the success of the Company's cost-reduction efforts; the cost of crude oil and jet fuel; the results of union contract negotiations and their impact on labor costs and operations; actions of the U.S., foreign and local governments; foreign currency exchange rate fluctuations; the economic environment of the airline industry and the economic environment in general.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in UAL's Annual Report on Form 10-K for the year 2000.  Significant changes which have occurred since year-end are as follows:

Foreign Currency Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Forward exchange contracts
Japanese Yen - Purchased forwards	$ 114	118.82	$ -
- Sold forwards	$ 44	119.26	$ -
Hong Kong Dollar - Sold forwards	$ 28	7.79	$ -
French Franc - Purchased forwards	$ 50	5.05	$ (7)
Euro - Purchased forwards	$ 152	1.27	$ (20)

Currency options
Japanese Yen - Purchased put options	$ 36	117.47	$ 1
Australian Dollar - Purchased put options	$ 24	0.52	$ 1
British Pound - Purchased put options	$ 25	1.38	$ -
Euro - Purchased put options	$ 3	0.84	$ -
Canadian Dollar - Purchased put options	$ 27	1.58	$ -
Correlation Basket Option - Sold	$ 115	N/A	$ (1)

Price Risk (Aircraft fuel) -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased forward contracts - Crude oil	$ 197	$ 24.63/bbl	$ (7)
Purchased forward contracts - Heating oil	$ 104	$ 29.57/bbl	$ (4)

*Estimated fair values represent the amount United would pay/receive on September 30, 2001 to terminate the contracts.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

(b) Form 8-K dated July 5, 2001 to report a press release reporting UAL Corporation's Board reducing the quarterly common stock dividend.

Form 8-K dated July 18, 2001 to report a press release reporting earnings for the quarter ended June 30, 2001.

Form 8-K dated July 30, 2001 to report certain information on second quarter results and current expectations for future performance.

Form 8-K dated July 31, 2001 to report a press release reporting the termination of the merger agreement with US Airways Group, Inc.

Form 8-K/A (Amendment No. 1) dated August 1, 2001 to file the Termination Agreement between the Company, Yellow Jacket Acquisition Corp. and US Airways Group, Inc., and a press release reporting the termination of the merger agreement.

 SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAL CORPORATION

/s/ Frederic F. Brace
Frederic F. Brace
Senior Vice President and
Chief Financial Officer
(principal financial and
accounting officer)

Dated:  November 8, 2001

Exhibit Index

Exhibit No.	Description
10.1	Agreement between UAL Corporation, United Air Lines, Inc. and Douglas A. Hacker
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements