Form 10-Q
period 2002-03-31
UAL CORP /DE/
filed 2002-04-29
CIK 100517

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	March 31, 2002
Common Stock ($0.01 par value)	55,797,344

UAL Corporation and Subsidiary Companies Report on Form 10-Q

For the Quarter Ended March 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Financial Position

(In Millions)

	March 31
	2002	December 31
Assets	(Unaudited)	2001

Current assets:
Cash and cash equivalents, including restricted
cash of $201 at March 31, 2002	$ 2,275	$ 1,688
Short-term investments	600	940
Receivables, net	1,241	1,047
Income tax receivables	163	174
Inventories, net	323	329
Deferred income taxes	276	272
Prepaid expenses and other	375	636
	5,253	5,086

Operating property and equipment:
Owned	19,658	19,230
Accumulated depreciation and amortization	(4,857)	(4,716)
	14,801	14,514

Capital leases	2,699	2,766
Accumulated amortization	(462)	(472)
	2,237	2,294
	17,038	16,808

Other assets:
Investments	133	278
Intangibles, net	416	422
Aircraft lease deposits	664	667
Prepaid rent	372	374
Other, net	1,434	1,562
	3,019	3,303

	$25,310	$25,197

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Financial Position

(In Millions)

	March 31
	2002	December 31
Liabilities and Stockholders' Equity	(Unaudited)	2001

Current liabilities:
Notes payable	$ 133	$ 133
Current portions of long-term debt and
capital lease obligations	1,888	1,454
Advance ticket sales	1,485	1,183
Accrued salaries, wages and benefits	1,305	1,227
Accounts payable	854	1,268
Other	2,627	2,801
	8,292	8,066

Long-term debt	6,620	6,622

Long-term obligations under capital leases	1,860	1,943

Other liabilities and deferred credits:
Deferred pension liability	1,310	1,241
Postretirement benefit liability	1,699	1,690
Deferred gains	800	827
Deferred income taxes	243	-
Other	1,789	1,600
	5,841	5,358

Commitments and contingent liabilities (See note)
Company-obligated mandatorily redeemable
preferred securities of a subsidiary trust	97	98
Preferred stock committed to Supplemental ESOP	29	77

Stockholders' equity:
Preferred stock	-	-
Common stock at par	1	1
Additional capital invested	5,042	4,995
Retained deficit	(711)	(199)
Accumulated other comprehensive income	(273)	(275)
Treasury stock	(1,485)	(1,485)
Other	(3)	(4)
	2,571	3,033

	$25,310	$25,197

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Operations (Unaudited)

(In Millions, Except Per Share)

	Three Months Ended
	March 31
	2002	2001
Operating revenues:
Passenger	$ 2,758	$ 3,812
Cargo	141	192
Other	389	420
	3,288	4,424
Operating expenses:
Salaries and related costs	1,589	1,852
Aircraft fuel	398	664
Commissions	127	228
Purchased services	336	421
Aircraft rent	209	208
Landing fees and other rent	248	235
Depreciation and amortization	239	252
Cost of sales	279	313
Aircraft maintenance	145	200
Other	347	442
Avolar-related charges	82	-
	3,999	4,815

Loss from operations	(711)	(391)

Other income (expense):
Interest expense	(142)	(129)
Interest capitalized	11	22
Interest income	19	36
Equity in losses of affiliates	(2)	(7)
Gain on sale of investment	46	-
Miscellaneous, net	(16)	(20)
	(84)	(98)
Loss before income taxes, distributions on preferred
securities and cumulative effect of accounting changes	(795)	(489)
Credit for income taxes	(286)	(185)

Loss before distributions on preferred securities
and cumulative effect of accounting changes	(509)	(304)
Distributions on preferred securities, net of tax	(1)	(1)
Cumulative effect of accounting change, net of tax	-	(8)
Net loss	$ (510)	$ (313)

Per share, basic:
Loss before cumulative effect	$ (9.22)	$ (5.82)
Cumulative effect of accounting change, net of tax	-	(0.15)
Net loss	$ (9.22)	$ (5.97)

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In Millions)

	Three Months
	Ended March 31
	2002	2001
Cash and cash equivalents at beginning
of period	$1,688	$ 1,679

Cash flows from operating activities	(85)	212

Cash flows from investing activities:
Additions to property and equipment	(29)	(625)
Proceeds on disposition of property and
Equipment	40	1
Proceeds on sale of investments	137	-
Increase in restricted cash	(201)	-
Decrease in short-term investments	340	118
Other, net	20	(21)
	307	(527)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	540	-
Repayment of long-term debt	(598)	(36)
Principal payments under capital
lease obligations	(56)	(69)
Dividends paid	(2)	(38)
Decrease in debt certificates under Company leases	280	8
Other, net	-	21
	164	(114)

Increase (decrease) in cash and cash equivalents	386	(429)

Cash and cash equivalents at end of period,
excluding restricted cash	$2,074	$1,250

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 109	$ 73

Non-cash transactions:
Long-term debt incurred in connection
with additions to equipment and other assets	$ 487	$ 203

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

The Company

         UAL Corporation ("UAL") is a holding company whose principal subsidiary is United Air Lines, Inc. ("United").

Interim Financial Statements

         The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although UAL believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month periods have been made. Certain prior-year financial statement items have been reclassified to conform to the current year's presentation. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in UAL's Annual Report on Form 10-K for the year 2001.

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

         Effective January 1, 2002, UAL adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In connection with the adoption, UAL has discontinued $12 million in annual amortization expense on route acquisition costs, which are indefinite-lived intangible assets, beginning January 1. SFAS No. 142 also requires companies to test intangibles for impairment on an annual basis. During the first quarter, the Company performed an evaluation of its intangibles and determined that there were no impairment issues.

         The following information relates to UAL's intangibles at March 31, 2002:

(In millions)	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Airport Slots and Gates	$ 184	$ 164
Other	44	7
	$ 228	$ 171

Unamortized intangible assets
Routes	$ 344
Goodwill	15
$ 359

         Slots and gates are being amortized on a straight-line basis over the life of the related leases. Other intangibles are being amortized over periods of 3 to 10 years.

         Goodwill relates to UAL Loyalty Services' acquisition of MyPoints.com, which occurred in July 2001 and is based on the preliminary purchase price allocation, pending final determination of certain acquired balances.

         Pro forma results for the three months ended March 31, 2001, assuming the discontinuation of amortization are shown below:

(In millions, except per share)	Total	Per share
Loss before cumulative effect of accounting
change, as reported	$ (305)	$ (5.82)
Amortization of routes, net of tax	2	0.03
Loss before cumulative effect of accounting
change, pro forma	$ (303)	$ (5.79)

Net loss, as reported	$ (313)	$ (5.97)
Amortization of routes, net of tax	2	0.03
Net loss, pro forma	$ (311)	$ (5.94)

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 did not have an effect on the Company's results of operations.

Income Taxes

         The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible items.

         On March 9, 2002, the President signed an economic stimulus package which contained a provision changing the allowable carry-back period for net operating losses from two years to five years. This change enabled the Company to carry back its 2001 loss and recover taxes paid during the 1996 to 2000 period. As a result, UAL received an additional tax refund of approximately $460 million during the first quarter of 2002.

         The Company has determined, based on its history of operating earnings and expectations of future taxable income, that it is more likely than not that the deferred tax assets at March 31, 2002 will be realized.

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

Earnings Attributable to Common Stockholders (in millions)	Three Months
	Ended March 31
	2002	2001
Net loss before cumulative effect	$ (510)	$ (305)
Preferred stock dividends and other	(2)	(3)
Loss attributable to common stockholders	$ (512)	$ (308)

Shares (in millions)
Weighted average shares outstanding	55.5	52.8

Loss Per Share before Cumulative Effect	$(9.22)	$(5.82)

Segment Information

         In the first quarter of 2002, the Company made changes to its corporate structure which resulted in substantially all of UAL's customer loyalty and marketing programs (which were previously under United) becoming the responsibility of UAL Loyalty Services ("ULS"), a wholly owned subsidiary of UAL. ULS has been United's agent to market and sell Mileage Plus miles to non-airline business partners. These changes were designed to increase the overall value of these businesses by focusing management attention on these activities and enhancing the range of products and services offered to Mileage Plus members and business partners. As both United and ULS remain wholly owned subsidiaries of UAL, there is no impact to UAL's consolidated results of operations or statements of financial position for these transactions.

         As a result of these changes, the Company has adjusted its segment reporting structure. UAL now has five reportable segments which reflect the current management of the business: North America, the Pacific, the Atlantic and Latin America which are part of United, and ULS. Prior year information has been restated to reflect the change to UAL's reportable segments.

         A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Three Months Ended March 31, 2002
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$2,077	$ 534	$ 373	$ 131	$ 166	$ 7	$ -	$ 3,288
Intersegment revenue	$ 54	$ 14	$ 10	$ 3	$ 23	$ 1	$ (105)	$ -
Earnings (loss) before
income taxes, gains on
sales and special charges	$ (509)	$(146)	$(117)	$ (50)	$ 60	$ 3	$ -	$ (759)
(In Millions)	Three Months Ended March 31, 2001
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$2,953	$ 745	$ 513	$ 207	$ -	$ 6	$ -	$ 4,424
Intersegment revenue	$ -	$ -	$ -	$ -	$ 44	8	$ (52)	$ -
Earnings (loss) before
income taxes	$ (320)	$(118)	$ (72)	$ (12)	$ 27	$ 6	$ -	$ (489)
	Three Months Ended
	March 31
(In Millions)	2002	2001
Total loss for reportable segments	$ (762)	$ (495)
Avolar-related charges	(82)	-
Gain on sale	46	-
Other UAL subsidiary earnings	3	6
Total loss before income taxes, distributions on
preferred securities and cumulative effect of accounting change	$ (795)	$ (489)

         United's dedicated revenue producing assets can be deployed in any of its reportable segments, while ULS has $445 million in total assets.

Other Comprehensive Income

         Total comprehensive income (loss) for the three months ended March 31, 2002 was $(508) million compared to $(284) million for the first quarter 2001. Other comprehensive income consisted of net unrealized gains of $2 million in 2002 and $29 million in 2001.

Special Charges Related to the September 11 Terrorist Attacks

         At December 31, 2001, UAL had accruals of $87 million related to the reduction in force and $171 million related to early termination fees. During the first quarter of 2002, the Company made payments of $34 million for severance and related fringe benefits to displaced employees. As passenger demand has rebounded faster than anticipated, the Company increased its scheduled flying beyond planned levels effective April 1, 2002. As a result, the Company now expects that fewer front-line employees will be permanently displaced, and thus has reversed $25 million of accrued severance and related costs. In addition, the Company paid $11 million in early termination fees during the quarter. Accordingly, accruals remaining at March 31, 2002 were $28 million related to the reduction in force and $160 million in early termination fees.

Avolar

         On March 22, 2002, UAL announced that it was closing its wholly owned subsidiary Avolar, which was formed in early 2001 to operate and sell fractional ownership interests in premium business aircraft. In connection with the closing of Avolar, UAL has recorded a special charge of $52 million, net of tax, in the first quarter 2002, which represents an estimate of forfeitable advance payments on aircraft purchases, severance costs, termination fees and current period expenses incurred in support of the business and its shutdown.

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

         At March 31, 2002, commitments for the purchase of property and equipment, principally aircraft, approximated $2.2 billion, after deducting advance payments. An estimated $0.7 billion will be spent during the remainder of 2002, $0.1 billion in 2003, $0.5 billion in 2004 and $0.9 billion in 2005 and thereafter. The major commitments are for the purchase of A319, A320 and B777 aircraft, which are scheduled to be delivered through 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Results

         UAL's loss from operations was $(711) million in the first quarter of 2002, compared to $(391) million in the first quarter of 2001. UAL's net loss was $(510) million ($(9.22) per share), compared to $(305) million before the cumulative effect of an accounting change in the same period of 2001 ($(5.82) per share).

         The 2002 loss includes a charge of $52 million, net of tax, for costs incurred in connection with the Company's closing of its Avolar subsidiary. See "Avolar" in the Notes to Consolidated Financial Statements. In addition, the 2002 loss includes a gain of $29 million, net of tax, on the sale of the Company's remaining investment in Cendant Corporation.

         Specific factors affecting UAL's consolidated operations for the first quarter of 2002 are described below.

First Quarter 2002 Compared with First Quarter 2001

         Operating revenues decreased $1.1 billion (26%) and United's revenue per available seat mile (unit revenue) decreased 11% to 9.34 cents. Passenger revenues decreased $1.1 billion (28%) due to a 14% decrease in revenue passenger miles and a 16% decrease in yield to 11.11 cents. United's available seat miles across the system were down 19% over the first quarter of 2001; however, passenger load factor increased 3.9 points to 72.2%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(17%)	(15%)	(15%)
Pacific	(26%)	(11%)	(15%)
Atlantic	(17%)	(13%)	(16%)
Latin America	(16%)	(21%)	(20%)
System	(19%)	(14%)	(16%)

         Cargo revenues decreased $51 million (27%) due to a 22% decrease in cargo ton miles and a 6% decrease in yield. Other operating revenues decreased $31 million (7%) primarily due to a $39 million decrease in fuel sales to third parties.

         Operating expenses decreased $816 million (17%) and United's cost per available seat mile (unit cost) decreased 1%, from 11.51 cents to 11.41 cents. Salaries and related costs decreased $263 million (14%) primarily due to the reduction in force implemented after September 11. Aircraft fuel decreased $266 million (40%) due to a 23% decrease in consumption and a 23% decrease in the average cost of fuel from 91.1 cents to 70.6 cents a gallon. Commissions decreased $101 million (44%) primarily as a result of a decrease in commissionable revenues. In addition, on March 20, 2002, United discontinued paying base commissions on all tickets issued in the U.S. and Canada. Purchased services decreased $85 million (20%) primarily as a result of volume-driven decreases in GDS (global distribution systems) and credit card discount fees. Cost of sales decreased $34 million (11%) primarily due to the decrease in costs associated with fuel sales to third parties. Aircraft maintenance decreased $55 million (28%) due to a decrease in engine and aircraft repair volumes as a result of reduced flying.

         Other non-operating expense amounted to $130 million in the first quarter of 2002 excluding the gain on the sale of the Company's investment in Cendant, compared to $98 million in the first quarter of 2001. Interest expense increased $13 million (10%) due to new debt issuances. Interest capitalized decreased $11 million (50%) primarily as a result of lower advance payments on the acquisition of aircraft. Interest income decreased $17 million (47%) despite increased investment balances, due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         UAL's total of cash, cash equivalents and short-term investments, including restricted cash, was $2.9 billion at March 31, 2002, compared to $2.6 billion at December 31, 2001. Cash used in operating activities amounted to $85 million. The Company's total cash burn rate has decreased from approximately $10 million a day in the fourth quarter of 2001 to less than $5 million a day in the first quarter 2002. It is expected that operating cash burn will improve in the second quarter as well.*

         Financing activities included principal payments under debt and capital lease obligations of $598 million and $56 million, respectively. During the first quarter, United closed on a $775 million private debt financing which refinanced certain aircraft and raised approximately $250 million in additional cash.

         Property additions, including aircraft and aircraft spare parts, amounted to $516 million, including $487 million financed through non-cash transactions. In the first quarter of 2002, United took delivery of six A319, three A320 and four B777 aircraft. All of these aircraft were purchased. In addition, United acquired one B757 aircraft off lease during the quarter.

         During the first quarter of 2002, United received over $600 million in income tax refunds, part of which was a result of changes in the tax laws as discussed in "Income Taxes" in the Notes to Consolidated Financial Statements. In addition, United paid $290 million in federal transportation taxes that had been deferred as a result of legislation enacted after the September 11 terrorist attacks. The Company also received $137 million in proceeds from the sale of its remaining investment in Cendant Corporation.

         Certain of United's surety bonds for workers' compensation have been cancelled in various states where United is self-insured. As a result, United has been and may, in the future, be required to post collateral in the form of cash deposits or letters of credit. Included in cash and cash equivalents at March 31, 2002, is $201 million in restricted cash, which includes deposits posted for various states where United is self-insured for workers' compensation claims.

         At March 31, 2002, commitments for the purchase of property and equipment, principally aircraft, approximated $2.2 billion, after deducting advance payments. Of this amount, an estimated $0.7 billion is expected to be spent during the remainder of 2002. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

OTHER INFORMATION

Financial Recovery Plan

         In the aftermath of September 11, and its dramatic impact on the airline industry, the Company developed a four-plank financial recovery plan to get the airline back on the road to financial stability:

    Reducing the size of the airline and cutting both capital and operating spending;
    Generating as much revenue as possible from each flight;
    Working with employee groups to find further labor and other savings; and
    Implementing a financing plan to support the Company through these turbulent times.
       To date, the Company has realized significant progress in reducing spending, improving liquidity and boosting revenue. The Company continues to work to develop and implement initiatives to further reduce spending and enhance revenue. As part of these efforts, the Company has met and continues to meet with leaders of all of its employee groups. However, complications with negotiating labor contracts have slowed the Company's progress on achieving further reductions to labor and other operating costs. Management continues to have discussions with the leadership of United's unions and to work towards a solution to increase productivity and reduce operating expenses, including labor costs. The resolution of these issues is taking longer than anticipated.

Labor Agreements

         On July 12, 2000, the Company's contracts with the International Association of Machinists and Aerospace Workers ("IAM") became amendable. The Company has been in negotiations with the both IAM District 141M (representing mechanics) and 141 (representing public contact, ramp and stores, food services and security employees) since December 1999 for new contracts. Since September 2000, the negotiations have been conducted with the assistance of the National Mediation Board ("NMB"). Under the terms of the Railway Labor Act, United's current agreements with the IAM remain in effect as negotiations continue.

         On February 18, 2002, the Company and IAM District 141M reached a tentative agreement on a new contract and on March 5, the IAM ratified the tentative agreement.

         Negotiations with IAM District 141 resumed on April 22 and on April 25, the Company and the IAM announced that they had reached a tentative agreement on a new contract. The tentative agreement provides for base wage increases of approximately 32% over the life of the contract, as well as providing for payment of retroactive wages, of a lesser amount, to July 12, 2000. The retroactive wages will be payable in eight equal quarterly installments, including 6% interest, commencing December 2002. The agreement is subject to a ratification vote by the IAM, which is scheduled for May 10.

         The Company's contract with the Association of Flight Attendants ("AFA"), which becomes amendable in 2006, provides for a mid-term compensation conference each year through 2005. Pursuant to the contract, the Company and the AFA began compensation conference negotiations in April 2002.

OUTLOOK FOR 2002

         Although positive revenue trends observed since the events of September 11, 2001 are continuing, the Company expects to report a significant second quarter loss, as well as a loss for the full year. Booked load factor for the second quarter is down one point from last year's second quarter. Capacity for the second quarter is expected to be down 16 to 17% from the same quarter in 2001 and unit costs, excluding United's fuel subsidiary, are expected to increase 5% year-over-year. Second quarter fuel price is projected to be down 11% from last year's second quarter. In addition, the elimination of base commissions is expected to save the Company $100 to $150 million annually.

         Information included in the "Financial Recovery Plan" and "Outlook for 2002" sections, as well as information identified with an asterisk (*) is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this filing. Some factors that could significantly impact net earnings, revenues, expenses, unit costs, load factor, cash flow and capacity include, without limitation, the economy and the demand for air travel; the ability to reduce operating costs and conserve financial resources, taking into account increased costs incurred as a consequence of the September 11 terrorist attacks to the Company; the higher costs associated with new airline security directives and any other increased regulation of air carriers; the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; the ability to raise and the cost of financing in light of the September 11 events and the possibility of any further credit downgrades of the Company; the cost of crude oil and jet fuel; the airline pricing environment; industry capacity decisions; competitors' route decisions; the success of the Company's cost-reduction efforts; the success of the Company's implementation of its financial recovery plan; results of union contract negotiations and cost-reduction discussions and their impact on labor costs and operations; actions of the U.S., foreign and local governments; foreign currency exchange rate fluctuations; the economic environment of the airline industry and the economic environment in general.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in UAL's Annual Report on Form 10-K for the year 2001.

Interest Rate Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Interest rate swap	$ 135	7.86%	$ (17)

Foreign Currency Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Forward exchange contracts
Japanese Yen - Purchased forwards	$ 80	133.06	$ -
- Sold forwards	$ 41	132.62	$ -
Euro - Purchased forwards	$ 202	1.28	$ (24)

Currency options
Japanese Yen - Purchased put options	$ 56	138.79	$ -
British Pound - Purchased put options	$ 28	1.34	$ -
Euro - Purchased put options	$ 30	0.82	$ -
Canadian Dollar - Purchased put options	$ 18	1.67	$ -
Correlation Basket Option - Sold	$ 132	N/A	$ (1)

Price Risk (Aircraft fuel) -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased forward contracts - Crude oil	$ 164	$ 23.83/bbl	$ 12
Purchased forward contracts - Heating oil	$ 80	$ 27.39/bbl	$ 3

*Estimated fair values represent the amount United would pay/receive on March 31, 2002 to terminate the contracts.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

(b) Form 8-K dated January 31, 2002 to report a cautionary statement for purposes of the "Safe Harbor for Forward-Looking Statements" provision of the Private Securities Litigation Reform Act of 1995.

Form 8-K dated February 7, 2002 to report, under Regulation FD, the time, date and website for the webcast of UAL Corporation's senior vice president and chief financial officer speech at the Goldman Sachs Air Carrier Conference.

Form 8-K dated March 26, 2002 to report certain information on first quarter results and current expectations for future performance and other information.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  UAL CORPORATION

By: /s/ Frederic F. Brace
Frederic F. Brace
Senior Vice President and
Chief Financial Officer
(principal financial and
accounting officer)

Dated:  April 29, 2002

Exhibit Index

Exhibit No.	Description
10.1	Twelfth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of January 28, 2002
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements