Form 10-Q
period 2002-08-14
UAL CORP /DE/
filed 2002-08-14
CIK 100517

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 31, 2002
Common Stock ($0.01 par value)	56,927,786

UAL Corporation and Subsidiary Companies Report on Form 10-Q

For the Quarter Ended June 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Financial Position

(In Millions)

	June 30
	2002	December 31
Assets	(Unaudited)	2001

Current assets:
Cash and cash equivalents, including restricted
cash of $273 at June 30, 2002	$ 2,095	$ 1,688
Short-term investments	609	940
Receivables, net	1,228	1,047
Income tax receivables	215	174
Inventories, net	325	329
Deferred income taxes	280	272
Prepaid expenses and other	345	636
	5,097	5,086

Operating property and equipment:
Owned	19,802	19,230
Accumulated depreciation and amortization	(5,025)	(4,716)
	14,777	14,514

Capital leases	2,637	2,766
Accumulated amortization	(481)	(472)
	2,156	2,294
	16,933	16,808

Other assets:
Investments	121	278
Intangibles, net	414	422
Pension assets	1,170	562
Aircraft lease deposits	742	667
Prepaid rent	371	374
Deferred income taxes	-	97
Other, net	831	903
	3,649	3,303

	$25,679	$25,197

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Financial Position

(In Millions)

	June 30
	2002	December 31
Liabilities and Stockholders' Equity	(Unaudited)	2001

Current liabilities:
Notes payable	$ -	$ 133
Current portions of long-term debt and
capital lease obligations	1,337	1,454
Advance ticket sales	1,591	1,183
Accrued salaries, wages and benefits	1,320	1,227
Accounts payable	891	1,268
Other	2,434	2,801
	7,573	8,066

Long-term debt	7,241	6,622

Long-term obligations under capital leases	1,890	1,943

Other liabilities and deferred credits:
Deferred pension liability	2,147	1,241
Postretirement benefit liability	1,773	1,690
Deferred gains	769	827
Deferred income taxes	70	-
Other	1,934	1,600
	6,693	5,358

Commitments and contingent liabilities (See note)
Company-obligated mandatorily redeemable
preferred securities of a subsidiary trust	97	98
Preferred stock committed to Supplemental ESOP	18	77

Stockholders' equity:
Preferred stock	-	-
Common stock at par	1	1
Additional capital invested	5,054	4,995
Retained deficit	(1,055)	(199)
Accumulated other comprehensive income	(346)	(275)
Treasury stock	(1,484)	(1,485)
Other	(3)	(4)
	2,167	3,033

	$25,679	$25,197

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Operations (Unaudited)

(In Millions, Except Per Share)

	Three Months Ended
	June 30
	2002	2001
Operating revenues:
Passenger	$ 3,190	$ 4,028
Cargo	167	197
Other	436	433
	3,793	4,658
Operating expenses:
Salaries and related costs	1,790	1,882
Aircraft fuel	467	693
Purchased services	359	455
Aircraft rent	210	205
Landing fees and other rent	253	264
Depreciation and amortization	249	268
Cost of sales	306	352
Aircraft maintenance	151	200
Commissions	98	249
Other	395	443
Special charges	-	116
	4,278	5,127

Loss from operations	(485)	(469)

Other income (expense):
Interest expense	(145)	(126)
Interest capitalized	7	22
Interest income	17	27
Equity in losses of affiliates	(2)	(5)
Airline stabilization grant	80	-
Miscellaneous, net	(3)	(11)
	(46)	(93)
Loss before income taxes and
distributions on preferred securities	(531)	(562)
Credit for income taxes	(191)	(198)

Loss before distributions on preferred securities	(340)	(364)
Distributions on preferred securities, net of tax	(1)	(1)
Net loss	$ (341)	$ (365)

Per share, basic	$ (6.08)	$ (6.87)

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Operations (Unaudited)

(In Millions, Except Per Share)

	Six Months Ended
	June 30
	2002	2001
Operating revenues:
Passenger	$ 5,948	$ 7,840
Cargo	309	389
Other	824	853
	7,081	9,082
Operating expenses:
Salaries and related costs	3,378	3,735
Aircraft fuel	865	1,358
Purchased services	695	876
Aircraft rent	419	413
Landing fees and other rent	501	499
Depreciation and amortization	488	520
Cost of sales	585	664
Aircraft maintenance	296	399
Commissions	225	477
Other	743	885
Special charges	82	116
	8,277	9,942

Loss from operations	(1,196)	(860)

Other income (expense):
Interest expense	(288)	(254)
Interest capitalized	17	45
Interest income	36	63
Equity in losses of affiliates	(4)	(12)
Gain on sale of investment	46	-
Airline stabilization grant	80	-
Miscellaneous, net	(17)	(33)
	(130)	(191)
Loss before income taxes, distributions on preferred
securities and cumulative effect of accounting changes	(1,326)	(1,051)
Credit for income taxes	(479)	(384)

Loss before distributions on preferred securities
and cumulative effect of accounting changes	(847)	(667)
Distributions on preferred securities, net of tax	(3)	(3)
Cumulative effect of accounting change, net of tax	-	(8)
Net loss	$ (850)	$ (678)

Per share, basic:
Loss before cumulative effect	$(15.27)	$(12.70)
Cumulative effect of accounting change, net	-	(0.15)
Net loss	$(15.27)	$(12.85)

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In Millions)

	Six Months
	Ended June 30
	2002	2001
Cash and cash equivalents at beginning
of period	$1,688	$ 1,679

Cash flows from operating activities	5	391

Cash flows from investing activities:
Additions to property and equipment	(61)	(1,324)
Proceeds on disposition of property and
equipment	44	4
Proceeds on sale of investments	137	-
Increase in restricted cash	(273)	-
Decrease in short-term investments	331	183
Other, net	1	(56)
	179	(1,193)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	911	211
Repayment of long-term debt	(980)	(124)
Principal payments under capital
lease obligations	(139)	(135)
Decrease in short-term borrowings	(133)	-
Dividends paid	(5)	(77)
Decrease in debt certificates under Company leases	286	-
Other, net	10	46
	(50)	(79)

Increase (decrease) in cash and cash equivalents	134	(881)

Cash and cash equivalents at end of period,
excluding restricted cash	$1,822	$ 798

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 248	$ 194
Income taxes	$ 1	$ 4

Non-cash transactions:
Long-term debt incurred in connection
with additions to equipment and other assets	$ 639	$ 237
Net unrealized gain (loss) on investments	$ (14)	$ 109
Increase in pension assets	$ 608	$ -

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

         Effective January 1, 2002, UAL adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").  In connection with the adoption, UAL has discontinued $12 million in annual amortization expense on route acquisition costs, which are indefinite-lived intangible assets.  SFAS No. 142 also requires companies to test intangibles for impairment on an annual basis.  During the first quarter, the Company performed an initial evaluation of its intangibles and determined that the fair value of its intangibles was in excess of the book value.

         The following information relates to UAL's intangibles at June 30, 2002:

(In millions)	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Airport Slots and Gates	$ 184	$ 165
Other	47	11
	$ 231	$ 176

Unamortized intangible assets
Routes	$ 344
Goodwill	15
$ 359

         Slots and gates are being amortized on a straight-line basis over the life of the related leases.  Other intangibles are being amortized over periods of 3 to 10 years.  Total amortization expense recognized in the first six months of 2002 was $7 million.  The Company expects to record amortization expense of $11 million for the full year 2002, $8 million in 2003, $7 million in 2004 and 2005 and $6 million in 2006.

         Goodwill relates to UAL Loyalty Services' acquisition of MyPoints.com, which occurred in July 2001 and is based on the final purchase price allocation.

         Pro forma results for the three and six months ended June 30, 2001, assuming the discontinuation of amortization are shown below:

	Three Months Ended		Six Months Ended
(In millions, except per share)	Total	Per share	Total	Per share
Loss before cumulative effect of accounting
change, as reported	$ (365)	$ (6.87)	$ (670)	$ (12.70)
Amortization of routes, net of tax	2	0.04	4	0.07
Loss before cumulative effect of accounting
change, pro forma	$ (363)	$ (6.83)	$ (666)	$ (12.63)

Net loss, as reported	$ (365)	$ (6.87)	$ (678)	$ (12.85)
Amortization of routes, net of tax	2	0.04	4	0.07
Net loss, pro forma	$ (363)	$ (6.83)	$ (674)	$ (12.78)

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

         The Company has determined, based on its history of operating earnings and expectations of future taxable income, that it is more likely than not that the deferred tax assets at June 30, 2002 will be realized.

Per Share Amounts

         Basic earnings (loss) per share were computed by dividing net income (loss) before the  cumulative effect of an accounting change by the weighted-average number of shares of common stock outstanding during the year and potential participating ESOP preferred shares in periods where they are dilutive using the if-converted method.

Loss Attributable to Common Stockholders (in millions)	Three Months		Six Months
	Ended June 30		Ended June 30
	2002	2001	2002	2001
Net loss before cumulative effect of accounting change	$ (341)	$ (365)	$ (850)	$ (670)
Preferred stock dividends and other	(2)	(2)	(5)	(5)
Loss attributable to common stockholders	$ (343)	$ (367)	$ (855)	$ (675)

Shares (in millions)
Weighted average shares outstanding	56.5	53.6	56.0	53.2

Loss Per Share before Cumulative Effect	$(6.08)	$(6.87)	$(15.27)	$(12.70)

         At June 30, 2002, stock options to purchase approximately 10 million shares of common stock were outstanding, but were not included in the computation of earnings per share because inclusion of such shares would be antidilutive; approximately 59 million shares of convertible ESOP preferred stock were not included as the result would also be antidilutive.

Long-Term Debt

         During the first quarter of 2002, the Company refinanced approximately $525 million in interim financing through a $775 million private debt financing which refinanced certain aircraft.  During the second quarter of 2002, the Company refinanced approximately $314 million in interim financing to long-term.

Segment Information

         In the first quarter of 2002, the Company made changes to its corporate structure which resulted in substantially all of UAL's customer loyalty and on-line travel marketing programs (which were previously the responsibility of United) becoming owned and operated by UAL Loyalty Services ("ULS"), a wholly owned subsidiary of UAL.  ULS had been United's agent to market and sell Mileage Plus miles to non-airline business partners.  In the first quarter of 2002, ULS assumed direct responsibility for these relationships rather than as an agent of United.  The above changes were designed to increase the overall value of UAL's loyalty businesses by focusing management attention on these activities and enhancing the range of products and services offered to Mileage Plus members and business partners.  United remains responsible for all Mileage Plus airline partnerships and the setting of airline mileage accruals and award levels and airline-related loyalty recognition levels.  As both United and ULS remain wholly owned subsidiaries of UAL, there is no impact to UAL's consolidated results of operations or statements of financial position for these transactions.

         As a result of the transactions described in the previous paragraph, the Company has adjusted its segment reporting structure.  UAL now has five reportable segments which reflect the current management of the business:  North America, the Pacific, the Atlantic and Latin America which are part of United, and ULS.  Prior year information has been restated to reflect the change to UAL's reportable segments; however, the 2001 information does not reflect the change in arrangements between United and ULS which occurred in the first quarter of 2002.

         In accordance with Department of Transportation guidelines, the Company allocates passenger and cargo revenues for the North America segment based on the actual flown revenue for flights with an origin and destination in the U.S.  Passenger and cargo revenue for international segments is based on the actual flown revenue for flights with an origin or destination in that segment.  Other revenues that are not directly associated with a flight (such as Red Carpet Club membership fees) are allocated based on available seat miles flown in that segment.

         A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Three Months Ended June 30, 2002
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$2,364	$ 625	$ 501	$ 118	$ 177	$ 8	$ -	$ 3,793
Intersegment revenue	$ 55	$ 22	$ 17	$ 4	$ 8	$ 2	$ (108)	$ -
Earnings (loss) before
income taxes, gains on
sales and special charges	$ (427)	$(124)	$ (57)	$ (41)	$ 50	$ (12)	$ -	$ (611)
(In Millions)	Three Months Ended June 30, 2001
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$3,083	$ 748	$ 627	$ 190	$ 2	$ 8	$ -	$ 4,658
Intersegment revenue	$ -	$ -	$ -	$ -	$ 20	9	$ (29)	$ -
Earnings (loss) before
income taxes and
special charges	$ (238)	$(121)	$ (65)	$ (27)	$ 6	$ (1)	$ -	$ (446)
(In Millions)	Six Months Ended June 30, 2002
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$4,441	$1,159	$ 874	$ 249	$ 343	$ 15	$ -	$ 7,081
Intersegment revenue	$ 109	$ 36	$ 27	$ 7	$ 31	$ 3	$ (213)	$ -
Earnings (loss) before
income taxes, gains on
sales and special charges	$ (936)	$ (270)	$(174)	$ (91)	$ 110	$ (9)	$ -	$(1,370)

(In Millions)	Six Months Ended June 30, 2001
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$6,036	$1,493	$1,140	$ 397	$ 2	$ 14	$ -	$ 9,082
Intersegment revenue	$ -	$ -	$ -	$ -	$ 64	17	$ (81)	$ -
Earnings (loss) before
income taxes and
special charges	$ (558)	$(239)	$ (137)	$ (39)	$ 33	$ 5	$ -	$ (935)
	Three Months		Six Months
	Ended June 30		Ended June 30
(In Millions)	2002	2001	2002	2001
Total loss for reportable segments	$ (599)	$ (445)	$(1,361)	$ (940)
Special charges	-	(116)	(82)	(116)
Airline stabilization grant	80	-	80	-
Gain on sale	-	-	46	-
Other UAL subsidiary earnings	(12)	(1)	(9)	5
Total loss before income taxes, distributions on preferred
securities and cumulative effect of accounting change	$ (531)	$ (562)	$(1,326)	$(1,051)

         United's dedicated revenue producing assets can be deployed in any of its reportable segments, while ULS has $529 million in total assets.

Other Comprehensive Income

         Total comprehensive income (loss) for the three- and six-month periods ending June 30, 2002 was $(414) million and $(921) million, respectively, compared to $(274) million and $(558) million for the three- and six-month periods ending June 30, 2001, respectively.

         Other comprehensive income for the second quarter consisted of a minimum pension liability adjustment of $(57) million and net unrealized losses of $(16) million in 2002, compared to net unrealized gains of $91 million in 2001.  Additionally, other comprehensive income for the six months ended June 30, 2002 consisted of the minimum pension liability adjustment of $(57) million and net unrealized losses of $(14) million, compared to net unrealized gains of $120 million for the six months ended June 30, 2001.

United Express

         United has marketing agreements under which independent regional carriers, flying under the United Express name, feed passengers to United owned and operated flights.  United pays these carriers on a fee-per-departure basis and includes the revenues derived from the carriers in passenger revenue, net of these expenses.  Amounts included in passenger revenues for the three and six month periods is as follows:

Net revenues (net expenses)
(in millions)	Three Months		Six Months
	Ended June 30		Ended June 30
	2002	2001	2002	2001
United Express revenues (net of expenses)	$ (44)	$ (29)	$ (121)	$ (86)

         While the direct effect on United's results is negative, the Company realizes a significant benefit (not included in the results shown above) as a result of these agreements from the traffic provided to United's operations.

         In addition, United has call options on 53 regional jets owned or leased by these carriers.  The call option is a standard part of the United Express agreement and is intended to allow United to secure control over regional jets used for United Express flying in the event one of the United Express agreements is terminated.  Due to the significant time lag between order and delivery of aircraft (such as regional jets made to United's specifications), the call option reduces this risk if the Company determines that a change of United Express carrier is necessary.

         The call options are only exercisable if United maintains a specified credit rating and the United Express carrier fails to meet required operating and/or financial performance levels for a specified period of time.  Due to United's current credit rating, none of the call options are exercisable at this time.

Retirement Plans

         As a result of new labor contracts for the International Association of Machinists and Aerospace Workers ("IAM") and policy changes to salaried and management employee benefits, United revalued its pension and postretirement obligations for certain employee groups during the second quarter.  Most of the assumptions used for the revaluation of the plans were unchanged from December 31, 2001.  As of June 30, 2002, the projected benefit obligation and the fair value of plan assets for all pension plans are $10.9 billion and $7.5 billion, respectively.  The projected benefit obligation and the fair value of plan assets for all postretirement plans are $2.9 billion and $119 million, respectively.  In addition, as a direct result of the revaluation of the pension plans, stockholders' equity at June 30, 2002 was reduced by $57 million.  Due to the current underfunded status of the pension plans, a significant decrease in our plan assets or the discount rate could have a material impact on stockholders' equity at year-end.  These changes to the pension and postretirement plans resulted in approximately $30 million in additional expense in the second quarter of 2002 or $175 million on an annualized basis.

Special Charges

         At December 31, 2001, UAL had accruals of $87 million related to the reduction in force and $171 million related to early termination fees resulting from the September 11 terrorist attacks.  During the first and second quarters of 2002, the Company made payments of $34 million and $5 million, respectively, for severance and related fringe benefits to displaced employees.  As passenger demand rebounded faster than anticipated in the first quarter of 2002, the Company increased its scheduled flying beyond planned levels in April 2002 and again in June 2002.  As a result, the Company now expects that fewer front-line employees will be permanently displaced, and thus has reversed $25 million of accrued severance and related costs in the first quarter 2002 and $19 million in the second quarter.  In addition, the Company paid $11 million and $34 million, respectively, in early termination fees during the first and second quarters, respectively.  Accordingly, accruals remaining at June 30, 2002 were $126 million for early termination fees and $4 million for the reduction in force.

         Through June 30, 2002, the Company had received approximately $58 million related to insurance recoveries on aircraft destroyed by the September 11 attacks and approximately $5 million related to other covered expenses.

         The Company anticipates that its liability from claims arising from the events of September 11, 2001 will be significant, after considering the liability protections provided for by the Act; however, the Company expects that any amounts paid on such claims will be borne by its insurance carriers as claims are resolved and, in any event, the Company believes that, under the Act, its liability will be limited to its insurance coverage.

         The Company has not incurred any material environmental obligations relating to September 11.

        During the second quarter of 2001, UAL recognized a special charge of $116 million for incremental direct costs incurred related to the acquisition of US Airways Group, Inc., that was ultimately terminated, including a $50 million termination fee.  The merger related charges were composed of the following:

(in millions)	Amount

Integration project management	$ 29
Professional fees	21
Legal fees	16
$ 66
Termination fee	50
Total	$116

         On March 22, 2002, UAL announced the closing of its wholly owned subsidiary Avolar, which was formed in early 2001 to operate and sell fractional ownership interests in premium business aircraft.  In connection with the closing of Avolar, UAL recorded a special charge of $52 million, net of tax, in the first quarter 2002, which represents an estimate of forfeitable advance payments on aircraft purchases, severance costs, termination fees and current period expenses incurred in support of the business and its shutdown.

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

         At June 30, 2002, commitments for the purchase of property and equipment, principally aircraft, approximated $2.0 billion, after deducting advance payments of $214 million.  An estimated $0.4 billion will be spent during the remainder of 2002, $0.1 billion in 2003, $0.5 billion in 2004 and $1.0 billion in 2005 and thereafter.  The major commitments, which include price escalations, are for the purchase of A319, A320 and B777 aircraft, which are scheduled to be delivered through 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Results

         The airline business is subject to seasonal fluctuations.  United's operations are often adversely impacted by winter weather and United's first- and fourth-quarter results normally reflect reduced travel demand.

         Additionally, beginning in 2001, the weakening U.S. economy had a significant impact on the airline industry as corporations reduced their business travel budgets and changed their travel behavior.  During the first six months of 2001, the industry began experiencing significant revenue declines as a result of the decrease in business traffic, which impacted both unit revenues and yields, particularly in the domestic markets.  Historically, there has been a strong correlation between airline revenues and corporate profitability.  As corporate profitability dropped during this period, companies reduced spending on travel.  Since approximately 65% to 75% of United's domestic revenues are derived from business travelers, United was disproportionately affected by this decline.

         Subsequent to September 11, United's revenues, yield, revenue passenger miles and available seat miles were significantly impacted by the events of September 11 and the resulting reduction in the Company's operations. The Company continues to suffer from the weakened revenue environment resulting from the events of September 11 and a slowing U.S. economy.  While year-over-year unit revenues had been improving each month in 2002 from a 14% decline in January to a 4% decline in May, June unit revenue performance was actually slightly worse than in May.

         UAL's loss from operations was $(485) million in the second quarter of 2002, compared to $(469) million in the second quarter of 2001.  UAL's net loss was $(341) million ($(6.08) per share), compared to $(365) million in the same period of 2001 ($(6.87) per share).

         In the first six months of 2002, UAL's loss from operations was $(1.2) billion, compared to $(860) million in the first six months of 2001.  UAL's net loss was $(850) million ($(15.27) per share), compared to $(670) million ($(12.70) per share) before the cumulative effect of an accounting change in the same period of 2001.

         The 2002 loss for the quarter and six months includes $51 million, net of tax, in non-operating income received as compensation under the Air Transportation Safety and System Stabilization Act.  In addition, the loss for the first six months includes a gain of $29 million, net of tax, on the sale of the Company's remaining investment in Cendant Corporation, as well as a charge of $52 million, net of tax, for costs incurred in connection with the Company's closing of its Avolar subsidiary.  See "Avolar" in the Notes to Consolidated Financial Statements.

         In addition, the 2001 loss for the quarter and six months includes a charge of $73 million, net of tax, for costs associated with a terminated merger.  See "Special Charges Related to US Airways" in the Notes to Consolidated Financial Statements.

         Specific factors affecting UAL's consolidated operations for the second quarter and first six months of 2002 are described below.

Second Quarter 2002 Compared with Second Quarter 2001

         Operating revenues decreased $865 million (19%) and United's revenue per available seat mile (unit revenue) decreased 5% to 9.89 cents.  Passenger revenues decreased $838 million (21%) due to a 15% decrease in revenue passenger miles and a 7% decrease in yield to 11.36 cents.  United's available seat miles across the system were down 16% over the second quarter of 2001; however, passenger load factor increased 1.2 points to 74.4%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(13%)	(13%)	(10%)
Pacific	(21%)	(12%)	(3%)
Atlantic	(23%)	(21%)	3%
Latin America	(22%)	(30%)	(10%)
System	(16%)	(15%)	(7%)

         Cargo revenues decreased $30 million (15%) due primarily to a 14% decrease in cargo ton miles and a slight decrease in yield.  Other operating revenues increased $3 million (1%) as a decrease in fuel sales to third parties was more than offset by increases in Mileage Plus third party revenues.

         Operating expenses decreased $849 million (17%) and United's cost per available seat mile (unit cost) increased 1%, from 11.20 cents to 11.32 cents.  Salaries and related costs decreased $92 million (5%) primarily due to the reduction in force implemented after September 11, partially offset by the increase to pension and postretirement expense as a result of the revaluation of the plans and contractual salary increases for pilots, flight attendants, mechanics and public contact employees.  Aircraft fuel decreased $226 million (33%) due to a 20% decrease in consumption and a 15% decrease in the average cost of fuel from 88.2 cents to 74.7 cents a gallon.  Commissions decreased $151 million (61%) primarily as a result of a decrease in commissionable revenues.  In addition, on March 20, 2002, United discontinued paying base commissions on all tickets issued in the U.S. and Canada.  Purchased services decreased $96 million (21%) primarily as a result of volume-driven decreases in GDS (global distribution systems) and credit card discount fees.  Cost of sales decreased $46 million (13%) primarily due to the decreases in costs associated with fuel sales to third parties.  Aircraft maintenance decreased $49 million (25%) due to retirements of older aircraft and a decrease in engine and aircraft repair volumes as a result of reduced flying.  Other operating expenses decreased $48 million (11%) due to decreases in crew layover expenses and volume-driven food and beverage costs, offset by increased insurance costs for hull and liability.

         Other non-operating expense amounted to $126 million in the second quarter of 2002 excluding the airline stabilization grant money, compared to $93 million in the second quarter of 2001.  Interest expense increased $19 million (15%) due to new debt issuances.  Interest capitalized decreased $15 million (68%) primarily as a result of lower advance payments on the acquisition of aircraft.  Interest income decreased $10 million (37%) due primarily to lower interest rates.

Six Months 2002 Compared to Six Months 2001

         Operating revenues decreased $2.0 billion (22%) and United's revenue per available seat mile (unit revenue) decreased 8% to 9.63 cents.  Passenger revenues decreased $1.9 billion (24%) due to a 14% decrease in revenue passenger miles and an 11% decrease in yield to 11.24 cents.  United's available seat miles across the system were down 17% over the first six months of 2001; however, passenger load factor increased 2.6 points to 73.4%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(15%)	(14%)	(13%)
Pacific	(23%)	(12%)	(9%)
Atlantic	(20%)	(17%)	(5%)
Latin America	(19%)	(26%)	(16%)
System	(17%)	(14%)	(11%)

         Cargo revenues decreased $80 million (21%) due primarily to an 18% decrease in cargo ton miles and a 4% decrease in yield.  Other operating revenues decreased $29 million (3%) primarily due to an $85 million decrease in fuel sales to third parties which was offset by increases to Mileage Plus third party revenues.

         Operating expenses decreased $1.7 billion (17%) and United's cost per available seat mile (unit cost) increased slightly to 11.36 cents.  Salaries and related costs decreased $357 million (10%) primarily due to the reduction in force implemented after September 11, partially offset by the increase in pension and postretirement expense due to the revaluation of the plans and contractual salary increases for pilots, flight attendants, mechanics and public contact employees.  Aircraft fuel decreased $493 million (36%) due to a 22% decrease in consumption and a 19% decrease in the average price of fuel from 89.6 cents to 72.8 cents a gallon.  Commissions decreased $252 million (53%) as a result of a decrease in commissionable revenues, as well as the result of United discontinuing paying base commissions on all tickets issued in the U.S. and Canada, effective March 20, 2002.  Purchased services decreased $181 million (21%) primarily as a result of volume-driven decreases in GDS (global distribution systems) and credit card discount fees.  Cost of sales decreased $79 million (12%) primarily due to decreases in costs associated with fuel sales to third parties.  Aircraft maintenance decreased $103 million (26%) due to retirements of older aircraft and a decrease in engine and aircraft repair volumes as a result of reduced flying.  Other operating expenses decreased $142 million (16%) due to decreases in crew layover expenses and volume-driven food and beverage costs, offset by increased insurance costs for hull and liability.

         Other non-operating expense amounted to $256 million in the first six months of 2002 excluding the airline stabilization grant money and the gain on sale of Cendant shares, compared to $191 million in the same period of 2001.  Interest expense increased $34 million (13%) due to new debt issuances.  Interest capitalized decreased $28 million (62%) primarily as a result of lower advance payments on the acquisition of aircraft.  Interest income decreased $27 million (43%) due primarily to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         UAL's total of cash, cash equivalents and short-term investments, including restricted cash, was $2.7 billion at June 30, 2002, compared to $2.6 billion at December 31, 2001.  Cash flows from operations amounted to $5 million, including the receipt of $80 million in government grant money.  The Company's operating cash burn rate has decreased from less than $5 million a day in the first quarter 2002 to less than $1 million a day in the second quarter, adjusted for the impact of unusual items such as the receipt of the government grant money and the deferral of tax payments.  However, the operating cash burn rate is expected to increase in the third quarter and to further increase in the fourth quarter due to seasonal trends.*

         Additionally, the Company anticipates significant cash needs for the remainder of 2002, including approximately $200 million in non-aircraft capital spending, a $70 million retro payment under the new contract for the International Association of Machinists and Aerospace Workers ("IAM") in December and nearly $900 million in debt maturities in the fourth quarter.

         Given the Company's substantial capital spending and debt repayment requirements for the remainder of 2002, the Company has been actively pursuing financing alternatives.  However, since September 11, United has not been able to access the public capital markets and has had limited access to private capital markets.  Therefore, in June 2002, the Company filed for federal loan guarantees with the Air Transportation Stabilization Board ("ATSB"), requesting a loan of $2.0 billion, with $1.8 billion guaranteed by the ATSB.  See "ATSB Loan Application" below for further details.

          In the absence of federal loan guarantees, the Company has insufficient access to the capital markets to refinance the debt due in the fourth quarter.  While UAL's current cash reserves are sufficient to repay these obligations, the cash reserves then remaining could be insufficient to support the Company's ongoing obligations if it continues to generate negative cash flow from operations.  In the absence of federal loan guarantees, and the cost reductions necessary to achieve them, there is no assurance that the Company will be able to raise sufficient liquidity to support its obligations through the end of 2002.*  Therefore, the Company is revising its business plan and intensifying its recovery efforts to ensure that United achieves the cost savings it needs to compete in an industry that has fundamentally changed.  (See "Financial Recovery Plan.")

         Subsequent to June 30, 2002, the Company received approximately $113 million in cash which had been held in trust under a services agreement with Galileo International (now Cendant Corporation).

         As of June 30, 2002, the Company has applied for, and still anticipates receiving an additional $38 million in compensation under the Air Transportation Safety and System Stabilization Act (the "Act").*  However, given the requirements of the Act, receipt of this amount remains uncertain and therefore the Company did not accrue any additional compensation under the Act at June 30.

         Financing activities during the first six months of 2002 included principal payments under debt and capital lease obligations of $980 million and $139 million, respectively.  During the first quarter of 2002, United closed on a $775 million private debt financing which refinanced certain aircraft and raised approximately $250 million in additional cash.  During the second quarter of 2002, United arranged long-term financing for approximately $314 million in debt that had been placed in interim financing facilities.  Also during the second quarter, United repaid $133 million in receivables-backed short-term borrowings when the banks supporting the borrowing program declined to renew it.

         In June 2002, United repaid $34 million to the Indianapolis Airport Authority, the city of Indianapolis and state of Indiana for failure to reach its capital targets in connection with the construction of the Indianapolis Maintenance Center.

         Property additions, including aircraft and aircraft spare parts, amounted to $700 million, including $639 million of vendor-financed purchases.  In the first six months of 2002, United took delivery of six A319, eight A320 and four B777 aircraft.  All of these aircraft were purchased.  In addition, United acquired one B757 and six B737 aircraft off lease during the period.

         During the first six months of 2002, United received over $600 million in income tax refunds, part of which was a result of changes in the tax laws as discussed in "Income Taxes" in the Notes to Consolidated Financial Statements.  In addition, United paid $290 million in federal transportation taxes that had been deferred under the Act after the September 11 terrorist attacks.  The Company also received $137 million in proceeds from the sale of its remaining investment in Cendant Corporation and $80 million in compensation under the Act.

         Certain of United's surety bonds for workers' compensation have been cancelled in various states where United is self-insured.  As a result, United has been and may, in the future, be required to post collateral in the form of cash deposits or letters of credit.*  Included in cash and cash equivalents at June 30, 2002, is $273 million in restricted cash, which primarily consists of deposits posted for various states where United is self-insured for workers' compensation claims.

         Additionally, United has a $150 million secured letter of credit facility primarily supporting workers' compensation claims.  Letters of credit under the facility begin expiring in August 2002, with the last letters of credit expiring in December 2002.  The issuer has indicated that it will not renew the facility.  As a result, United may be required to post collateral in the form of cash deposits.*

         In conjunction with the ratification of the contracts for the IAM, the Company has posted collateral consisting of certain real estate, flight simulators, ground equipment and spare part assets to support the payment of approximately $540 million in retroactive wages due under the contracts in eight quarterly installments commencing December 2002.

         As of June 30, 2002, the Company has unencumbered aircraft and spare engines valued at approximately $3.4 billion.

         In June 2002, Standard & Poor's ("S&P") downgraded its credit ratings on United's senior unsecured debt from B- to CCC+ and downgraded its credit ratings on UAL's Series B preferred stock and redeemable preferred stock from CCC+ to CCC.  Moody's Investors Service Inc.'s ratings on United's senior unsecured debt remains Caa1 and its ratings on UAL's Series B preferred stock and redeemable preferred securities remains Ca.  Downgrades of the Company's credit ratings during 2002 have resulted in an increase of $2 million in interest expense for the year 2002.  Any additional reductions in UAL's or United's credit ratings could result in increased borrowing costs to the Company and might further limit the availability of future financing.

         As of June 30, 2002, UAL had a working capital deficit of $2.5 billion as compared to $2.8 billion at March 31, 2002.  The March 31 working capital deficit has been adjusted for $243 million of debt previously misclassified as current maturities rather than long-term debt.  Historically, UAL has relied on working capital to fund a significant portion of its operations and has operated with a working capital deficit.

         At June 30, 2002, commitments for the purchase of property and equipment, principally aircraft, approximated $2.0 billion, after deducting advance payments.  Of this amount, an estimated $0.4 billion is expected to be spent during the remainder of 2002.  For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

OTHER INFORMATION

ATSB Loan Application

         As part of the Air Transportation Safety and System Stabilization Act of 2001 (the "Act") enacted in response to the events of September 11, 2001, the federal government made $5.0 billion in federal grants and $10.0 billion in loan guarantees available to the airline industry.  Through June 30, 2002, the Company has received a total of $732 million in grants under the Act.  In June 2002, the Company submitted an application to the ATSB requesting approval of a guarantee of 90% ($1.8 billion) of a $2.0 billion loan.  If approved and funded, the loan would help alleviate the liquidity pressure the Company faces.*

         Under the terms of the Act, the ATSB may guarantee loans if the ATSB determines, in its discretion, that:  (1) the borrower is an air carrier for which credit is not reasonably available at the time of the transaction; (2) the intended obligation is prudently incurred; and (3) the guarantee is a necessary part of maintaining a safe, efficient and viable commercial aviation system in the U.S.  The Act also requires the ATSB to ensure that the government is compensated for the risk assumed in making the guarantees.  Additional requirements and factors for consideration by the ATSB in evaluating any loan guarantee application, set forth in regulations issued by the Office of Management and Budget pursuant to the Act, include:  (1) that the air carrier has incurred losses as a result of the events of September 11, 2001, including losses due to the unavailability of credit or the decrease in demand for services; (2) reasonable assurance that the air carrier will be able to repay the loan according to its terms; and (3) the adequacy of provisions to protect the government, including the sufficiency of security for the loan and the percentage of guarantee requested.

          United believes that it is an ideal candidate for federal loan guarantees under the terms of the Act and the related regulations.  United's application explains that the Company was significantly impacted financially by the events of September 11, has significant cash needs for the remainder of 2002 and has had limited access to and continues to be unable to reasonably access the capital markets in sufficient amounts.  The Company's application proposes an annual guarantee fee payable to the government and substantial collateral (including aircraft, spare engines, route authorities and slots) that will be available if United does not meet its obligations under the loan and guarantee.

         It is within the discretion of the ATSB to decide whether to issue a guarantee in the amount and on the terms requested or at all.  In evaluating the application, the ATSB may also consider whether an equity stake for the federal government in UAL is required and the extent of relief provided by the Company's stakeholders that would improve United's financial position.  Although United has obtained relief from some employee groups and various other stakeholders, the reductions (as a percentage of total costs) achieved to date are significantly below those announced by US Airways Group, Inc. ("US Airways") as part of the conditional approval of its loan guarantee from the ATSB.

         Therefore, after meetings with the staff of the ATSB, the Company has decided to prepare an updated business plan for submission to the ATSB.  The updated plan will include assumptions based on achieving broader, deeper and longer-term cost savings from the Company's various stakeholders.  The process to develop this updated business plan is described more fully below in "Financial Recovery Plan."  The Company believes the updated plan will reflect significant improvements to United's cost structure and it is expected to further strengthen the case for approval of the Company's application.  However, United may not be able to reach appropriate agreements with all of its stakeholders as to the steps necessary to implement such a business plan.  In addition, there can be no assurance, even if it does reach such agreements, that the Company will be able to get ATSB approval for loan guarantees.*

Financial Recovery Plan

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
         The Company has realized progress on executing this plan, including the following since September 11:
    Reduced its schedule, furloughed employees, retired fleets and made dramatic cuts in capital spending;
    Eliminated base commissions; and
    Formulated a plan to increase network efficiency, reduce the cost of sales, better manage air traffic, focus on under-performance of certain distribution channels and customer segments; realign premium customer products; and improve processes and productivity.
         In June 2002, the Company announced that the Board of Directors had approved a plan by the Master Executive Council ("MEC") of the Air Line Pilots' Association International ("ALPA") to participate in the Company's financial recovery plan and the terms of salaried and management employee participation in the plan as described in "Labor Agreements" below.

         Although both the IAM and the Association of Flight Attendants ("AFA") have recently rejected the Company's initial proposals to participate in the financial recovery plan, the Company continues to seek the full and equitable participation of all employee groups.

         The progress described above notwithstanding, the Company's cost structure remains unsustainably high in the context of the current weak revenue environment in the airline industry.  To address this imbalance, the Company is intensifying its recovery efforts which will involve changing its business plan to build a stronger and more cost-competitive airline.  As part of these intensified efforts, the Company will present new cost-saving proposals to employee representatives and other stakeholders in the near future.  The Company has given itself 30 days to conclude these discussions.

         There can be no assurance that the Company will be successful in these efforts to dramatically lower its costs, and the Company's cash needs for the fourth quarter of 2002 are significant.  Accordingly, the Company is simultaneously preparing for the potential of a Chapter 11 bankruptcy filing this fall.*

Labor Agreements

         In connection with the pilots' participation in UAL's financial recovery plan, UAL and ALPA have agreed, subject to the contingencies described below, to amend the current labor contract to provide for a reduction in pilot wage rates by 10% on the date the pilots' participation becomes effective (the "Effective Date") and the cancellation of the remaining contractual increases due in 2003 and 2004.  In their place, pilots will receive increases of 7%, 8% and 8.6% in each of the next three years on the anniversary of the Effective Date.  Additionally, pilots will be granted options to acquire UAL common stock corresponding to approximately 9.75% of the fully diluted common equity of UAL or 14.9 million shares (subject to anti-dilution provisions).  The options will be exercisable for a period of 10 years from the date of grant and will vest in three equal annual installments beginning on the Effective Date.  The terms of the current ALPA labor contract will be extended for twelve months to 2005.  The reduction in pilot wages is expected to save the Company approximately $520 million over the next three years.*

         In addition to the changes in compensation, the ALPA contract includes an amendment that would allow the planned growth of usage of regional jets by United Express carriers to continue and amendments to the ESOP plans which would allow limited diversification of ESOP stock by participants in the ESOPs beginning July 1, 2004.

         The contract is subject to a ratification vote, which is expected to take place in September.  The amendments to the ESOP plan also require approval by the IAM.

         ALPA participation in the financial recovery plan is contingent on the equitable and meaningful participation of other employee groups, the Company's securing federally guaranteed loans and a continuing focus on non-labor cost reduction and liquidity.

         The terms of the management and salaried employees' participation in the Company's financial recovery plan include a 5% wage reduction as of the Effective Date and cancellation of the wage increase that was scheduled for April 1, 2002, which will be replaced by performance-based increases in 2003 and beyond.  Management and salaried employees will also be granted options to acquire UAL common stock corresponding to approximately 8.1% of the fully diluted common equity of UAL or 12.3 million shares (subject to anti-dilution provisions).  The impact of the wage reductions for management and salaried employees is expected to be approximately $430 million over the next three years.*

         The participation of the salaried and management employees in the financial recovery plan is subject to participation by ALPA in the plan.

         On July 12, 2000, the Company's contracts with the IAM became amendable.  On February 18, 2002, the Company and IAM District 141M (representing mechanics) reached a tentative agreement on a new contract and on March 5, the IAM ratified the tentative agreement.  On April 25, 2002, the Company and IAM District 141 (representing public contact, ramp and stores, food services and security employees) reached a tentative agreement on a new contract and on May 11, the IAM ratified the tentative agreement.  The mechanics' contract will become amendable in July 2005.  The other IAM agreements will become amendable in November 2004.

         The Company's contract with the AFA, which becomes amendable in 2006, provides for a compensation conference each year from 2001 through 2005.  Pursuant to the contract, the Company and the AFA began compensation conference negotiations in April 2002 and in May, an arbitration panel determined that United's flight attendants were due a 5.49% increase to base pay, retroactive to April 1.

Strategic Plan

         During the 1990's the Company invested significant funds to acquire new-generation aircraft, to develop and deliver premium products and to create a global route network in order to attract and retain the loyalty of high-yield business travelers.  As a result, United achieved a unit revenue premium to its competitors.  However, the financial impact of these investments, coupled with the Company's industry-leading compensation programs for employees, has resulted in a cost structure for United that is significantly higher than that of its competitors.

         This strategy has enabled United to achieve profitable results throughout much of the economic cycle.  However, in periods of economic slowdown, the Company's profitability suffers disproportionately compared to its competitors.  For example, between 1999 and 2001, United's unit cost increased by 25%, and its unit revenue declined by 4%, compared to U.S. industry averages (excluding United) of a 14% increase and no change, respectively.  Consequently, the Company's operating margins (excluding special charges) declined by 23 percentage points, from an operating profit margin of 8% in 1999 to a negative operating margin of 15% in 2001.

         Beyond the cost and revenue improvements contained in the Financial Recovery Plan, UAL is developing a strategic plan to address these longer-term challenges.  The plan redirects United's core and historic strengths and is designed to lower costs, enhance revenue (both by increasing United's market share as well as raising yields) and improve the productivity of all of the Company's assets.  Through the plan, the Company will focus on six key areas:

    Increasing the efficiency of the network through actions such as code shares, alliances and regional jets;
    Reducing the cost of sales, such as credit card fees, GDS fees and travel agent costs;
    Seizing opportunities to improve the management of air traffic and irregular operations; for example, deploying a system that would allow simultaneous approach in San Francisco, thus increasing the arrival rate by six airplanes per hour;
    Focusing on areas of under-performance by distribution channel and by customer segment;
    Realigning premium product offerings to ensure they are cost effective, and in some cases, such as Red Carpet Clubs, ensuring they are profitable on their own; and
    Improving processes and productivity, particularly in airports and maintenance, by utilizing more advanced technology.
         The Company expects to realize significant benefit as the strategic plan is developed and implemented; however, the exact amount of these benefits has not yet been determined.*

US Airways Code Share

         As part of its strategic plan, on July 24, 2002, the Company announced a code share agreement with US Airways.  The agreement, which is expected to generate more than $200 million in annual revenue for United, would allow both carriers to market service on each other's network, providing significant consumer benefits and bringing new revenue and customers to their route networks.*  As part of the agreement, customers will be able to earn and redeem miles on each carriers' frequent flyer program.  The agreement was approved by the MECs of each airline's pilots' union.  United and US Airways have also notified the DOT of the agreement.  While US Airways has filed for Chapter 11 bankruptcy protection subsequent to the signing of this agreement, the Company understands that US Airways has sought and obtained an order from the bankruptcy court authorizing it to assume the code sharing agreement.

Insurance

        United's war risk liability insurance for losses resulting from war perils (terrorism, sabotage, hijacking and other similar perils) was cancelled effective September 26, 2001.  United obtained replacement coverage, although it is being charged significantly higher premiums for this replacement coverage, and this new coverage is in a substantially reduced amount for claims not involving aircraft passengers.  The FAA is providing excess liability coverage for third party war risk liability for losses to persons other than passengers up to two times the airline's limit of liability available prior to September 11, 2001 for renewable periods up to a year at a time.  United's coverage under this FAA policy has been renewed through August 17, 2002, and is likely to be renewed further, subject to the federal government's determination that such coverage is necessary to the national interest.

        In addition, United maintains hull war risk insurance which is worldwide, excluding certain countries.  This coverage is for war and associated perils, including hijacking and confiscation.  United experienced a significantly higher premium for reduced coverage due to the events of September 11.  This increase in insurance premiums is expected to be in excess of $120 million for the full year 2002 as compared to 2001.

OUTLOOK FOR 2002

         The Company expects to report a significant third quarter and full year loss.  Additionally, booked load factors for the third quarter are currently running behind last year's numbers.  However, with bookings shifting to closer in, United expects actual load factors to at least be equal to third quarter 2001.  Capacity for the third quarter is expected to be down 8% from the same quarter in 2001 and unit costs, excluding United's fuel subsidiary, are expected to increase 2% year-over-year.  Third quarter fuel price is projected to be down 7% from last year's third quarter.  Currently, United expects fourth quarter capacity to be up 6% year over year; however, the Company is continually reviewing the schedule and that number is subject to change.

         Information included in above "Outlook for 2002" section, as well as information identified with an asterisk (*) is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results.  Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this filing.  Some factors that could significantly impact net earnings, revenues, expenses, cash burn rate, unit costs and capacity include, without limitation, the economy and the demand for air travel; the ability to reduce operating costs and conserve financial resources, taking into account increased costs incurred as a consequence of the September 11 terrorist attacks to the Company; the higher costs associated with new airline security directives and any other increased regulation of air carriers; the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; the ability to raise and the cost of financing in light of the September 11 events and the possibility of any further credit downgrades of the Company; the cost of crude oil and jet fuel; the airline pricing environment; industry capacity decisions; competitors' route decisions; the satisfaction of the conditions to the pilots or management and salaried employees' participation in the Company's financial recovery plan; the success of the Company's cost-reduction efforts; the success of the Company's implementation of its financial recovery plan; the outcome of the ATSB loan guarantee process; results of union contract negotiations and cost-reduction discussions and their impact on labor costs and operations; willingness of customers to travel; the mix of business and leisure fare travel; actions of the U.S., foreign and local governments; the stability of the U.S. economy; any additional terrorist activity and/or war; inflation; foreign currency exchange rate fluctuations; the economic environment of the airline industry and the economic environment in general.

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

Interest Rate Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Interest rate swap	$ 135	7.86%	$ (24)

Foreign Currency Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Forward exchange contracts
Japanese Yen - Purchased forwards	$ 55	122.05	$ 1
- Sold forwards	$ 31	120.15	$ -
Euro - Purchased forwards	$ 202	1.28	$ (19)

Currency options
Japanese Yen - Purchased put options	$ 89	136.54	$ -
Australian Dollar - Purchased put options	$ 15	0.51	$ -
British Pound - Purchased put options	$ 56	1.36	$ -
Euro - Purchased put options	$ 84	0.85	$ -
Canadian Dollar - Purchased put options	$ 56	1.66	$ -
Correlation Basket Option - Sold	$ 299	N/A	$ -

Price Risk (Aircraft fuel) -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased forward contracts - Crude oil	$ 134	$ 23.91/bbl	$ 11
Purchased forward contracts - Heating oil	$ 75	$ 27.79/bbl	$ 1

*Estimated fair values represent the amount United would pay/receive on June 30, 2002 to terminate the contracts.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Hall d.b.a. Travel Specialists v. United

         As previously reported in our Form 10-K for the year ended December 31, 2001, the putativeclass action suit current pending in the Federal District Court for the Eastern District of North Carolina (Case Number 7-00-cv-123-BR(1), originally filed in North Carolina State Court on October 27, 1999)  alleges that United and the other carrier-defendants conspired to fix travel agent commissions in violation of the Sherman Act and seeks treble damages and injunctive relief.   In January 2002, the court allowed the plaintiffs to amend their complaint adding a claim related to the 2001 reduction of domestic air travel commission caps.  In April 2002, the plaintiffs moved to amend their complaint to add a claim related to the 2002 reduction of base commissions rates to 0%.  The court allowed the amendment in May 2002.  Discovery is scheduled to close on November 13, 2002 and trial is scheduled to begin April 28, 2003.

Litigation Associated with September 11 Terrorism

         Seven lawsuits are pending against United, and various other defendants, in the U.S. District Court for the Southern District of New York related to the September 11, 2002 terrorist attacks.  As previously reported in our Form 10-K for the year ended December 31, 2001, one wrongful death lawsuit, Ellen Mariani v. United Air Lines, Inc., Case Number 01 CV 11628, filed December 20, 2001, had been served on United in the U.S. District Court for the Southern District of New York related to the September 11 terrorist attacks.  In addition to Mariani v. United Air Lines, Inc., the following five wrongful death lawsuits naming United have been filed and served: Jane Doe v. United Air Lines, Inc., Case Number 02 CV 0458, filed January 17, 2002; Jane Doe 1 & 2 v. United Air Lines, Inc., et al., Case Number 02 CV 0456, filed January 17, 2002; James D. Miller and Catherine Stefani v. United Air Lines, Inc., et al., 02 CV 1728, filed March 5, 2002; and Julie Sweeney v. United Air Lines, Inc., et al., Case Number 02 CV 1727, filed March 5, 2002; Maria Koutny v. United Air Lines, Inc., et al., Case Number 02 CV 2802, filed April 11, 2002.  The seventh lawsuit, WT Farmers Market, Inc., Adem Arici and Omer Ipek v. United Air Lines, Inc., et al., Case Number 02 CV2987, filed April 18, 2002, is for property damage and lost business opportunity.  The complaints in each instance seek monetary damages and allege that United breached its duty of care to the passengers or the businesses on the ground and that the breach caused the hijacking and subsequent deaths and property destruction.  United has answered the complaint in the Mariani v. United Air Lines, Inc. lawsuit, but the court has stayed discovery in all of the pending suits until the completion of further proceedings.

         United anticipates the filing of other lawsuits related to the September 11 attacks in the future.  Under federal law, liability on all such claims will be limited to the amount of United's insurance coverage.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of the stockholders of UAL Corporation on May 16, 2002, the following matters were voted upon:

Description	Votes

1. Election of Board of Directors

Public Directors:
John W. Creighton, Jr.	44,166,396	For
	2,610,739	Withheld

Rono J. Dutta	42,571,409	For
	4,205,725	Withheld

W. James Farrell	43,810,595	For
	2,966,539	Withheld

James J. O'Connor	43,704,278	For
	3,072,857	Withheld

Paul E. Tierney, Jr.	43,477,017	For
	3,300,118	Withheld

Independent Directors:
Richard D. McCormick	3	For
	0	Withheld

Hazel R. O'Leary	3	For
	0	Withheld

John K. Van de Kamp	3	For
	0	Withheld

John H. Walker	3	For
	0	Withheld

ALPA Director:
Paul R. Whiteford, Jr.	1	For
	0	Withheld

IAM Director:
Stephen R. Canale	1	For
	0	Withheld

SAM Director:
W. Douglas Ford	3	For
	0	Withheld

2. Stockholder Proposal	41,574,059	For
Concerning Cumulative	48,426,441	Against
Voting	5,489,645	Abstain

4. Stockholder Proposal	50,827,295	For
Concerning Executive	43,452,025	Against
Compensation	1,210,923	Abstain

5. Stockholder Proposal	49,428,175	For
Concerning the CEO and	44,585,431	Against
Chairman Positions	1,476,536	Abstain

6. Stockholder Proposal	57,058,817	For
Concerning Certain Business	36,966,390	Against
Combinations	1,464,937	Abstain

7. Stockholder Proposal	33,076,524	For
Concerning Election of ESOP	60,379,981	Against
Directors	2,033,640	Abstain

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

(b) Form 8-K dated April 18, 2002 to report a cautionary statement for purposes of the "Safe Harbor for Forward-Looking Statements" provision of the Private Securities Litigation Reform Act of 1995.

Form 8-K dated May 2, 2002 to report UAL Corporation's and United Air Lines, Inc.'s change in accountants.

Form 8-K/A dated June 3, 2002 to amend 8-K dated May 2, 2002 reporting UAL Corporation's and United Air Lines, Inc.'s change in accountants.

Form 8-K dated June 7, 2002 to report, under Regulation FD, the time, date and website for the webcast of UAL Corporation's Chairman and Chief Executive Officer speech at the Merrill Lynch Global Transportation Conference.

Form 8-K dated June 12, 2002 to report, under Regulation FD, certain financial and operating information.

Form 8-K dated June 20, 2002 to report UAL & ALPA's approval of terms of Pilot and Salaried and Management Employees participation in financial recovery plan.

Form 8-K dated June 24, 2002 to report, under Regulation FD, UAL Corporation's application for federal loan guarantees.

Form 8-K dated June 26, 2002 to report, under Regulation FD, certain operating information during the second quarter 2002 and current expectations for future performance.

 SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAL CORPORATION

By: /s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial and
accounting officer)

Dated:  August 14, 2002

Exhibit Index

Exhibit No.	Description

10.1	UAL Corporation 1995 Directors Plan
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
99.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350
99.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350