Form 10-Q
period 2002-10-25
UAL CORP /DE/
filed 2002-10-25
CIK 100517

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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

Yes    X       No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 24, 2002
Common Stock ($0.01 par value)	66,174,321

UAL Corporation and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended September 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	September 30	December 31
Assets	2002	2001

Current assets:
Cash and cash equivalents	$ 1,011	$ 1,688
Restricted cash	344	-
Short-term investments	612	940
Receivables, net	1,159	1,047
Income tax receivables	326	174
Inventories, net	323	329
Deferred income taxes	-	272
Prepaid expenses and other	285	636
	4,060	5,086

Operating property and equipment:
Owned	19,579	19,230
Accumulated depreciation and amortization	(5,164)	(4,716)
	14,415	14,514

Capital leases	2,625	2,766
Accumulated amortization	(502)	(472)
	2,123	2,294
	16,538	16,808

Other assets:
Investments	115	278
Intangibles, net	414	422
Pension assets	1,170	562
Aircraft lease deposits	746	667
Prepaid rent	361	374
Deferred income taxes	-	97
Other, net	786	903
	3,592	3,303

	$24,190	$25,197

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	September 30	December 31
Liabilities and Stockholders' Equity	2002	2001

Current liabilities:
Notes payable	$ -	$ 133
Current portions of long-term debt and
capital lease obligations	1,331	1,454
Advance ticket sales	1,352	1,183
Accrued salaries, wages and benefits	1,502	1,227
Accounts payable	617	1,268
Other	2,358	2,801
	7,160	8,066

Long-term debt	7,098	6,622

Long-term obligations under capital leases	1,844	1,943

Other liabilities and deferred credits:
Deferred pension liability	2,250	1,241
Postretirement benefit liability	1,769	1,690
Deferred gains	755	827
Other	1,911	1,600
	6,685	5,358

Commitments and contingent liabilities (See note)
Company-obligated mandatorily redeemable
preferred securities of a subsidiary trust	97	98
Preferred stock committed to Supplemental ESOP	3	77

Stockholders' equity:
Preferred stock	-	-
Common stock at par	1	1
Additional capital invested	5,060	4,995
Accumulated deficit	(1,946)	(199)
Accumulated other comprehensive loss	(335)	(275)
Treasury stock	(1,475)	(1,485)
Other	(2)	(4)
	1,303	3,033

	$24,190	$25,197

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions, Except Per Share)

	Three Months Ended
	September 30
	2002	2001
Operating revenues:
Passenger	$ 3,143	$ 3,455
Cargo	166	157
Other	428	495
	3,737	4,107
Operating expenses:
Salaries and related costs	1,834	1,889
Aircraft fuel	532	655
Purchased services	364	409
Aircraft rent	211	207
Landing fees and other rent	258	259
Depreciation and amortization	243	260
Cost of sales	302	395
Aircraft maintenance	131	174
Commissions	101	121
Other	407	450
Special charges	-	1,313
	4,383	6,132

Loss from operations	(646)	(2,025)

Other income (expense):
Interest expense	(157)	(128)
Interest capitalized	5	19
Interest income	14	19
Equity in losses of affiliates	(1)	(7)
Non-operating special charges	-	(49)
Airline stabilization grant	50	391
Miscellaneous, net	-	(43)
	(89)	202
Loss before income taxes and
distributions on preferred securities	(735)	(1,823)
Provision (credit) for income taxes	153	(665)

Loss before distributions on preferred securities	(888)	(1,158)
Distributions on preferred securities, net of tax	(1)	(1)
Net loss	$ (889)	$(1,159)

Per share, basic	$(15.57)	$(21.43)

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions, Except Per Share)

	Nine Months Ended
	September 30
	2002	2001
Operating revenues:
Passenger	$ 9,091	$11,295
Cargo	474	547
Other	1,254	1,347
	10,819	13,189
Operating expenses:
Salaries and related costs	5,213	5,624
Aircraft fuel	1,397	2,013
Purchased services	1,058	1,286
Aircraft rent	631	619
Landing fees and other rent	759	758
Depreciation and amortization	731	780
Cost of sales	886	1,059
Aircraft maintenance	428	573
Commissions	327	598
Other	1,149	1,336
Special charges	82	1,428
	12,661	16,074

Loss from operations	(1,842)	(2,885)

Other income (expense):
Interest expense	(445)	(383)
Interest capitalized	22	63
Interest income	50	82
Equity in losses of affiliates	(5)	(19)
Gain on sale of investment	46	-
Non-operating special charges	-	(49)
Airline stabilization grant	130	391
Miscellaneous, net	(17)	(74)
	(219)	11
Loss before income taxes, distributions on preferred
securities and cumulative effect of accounting changes	(2,061)	(2,874)
Credit for income taxes	(326)	(1,049)

Loss before distributions on preferred securities
and cumulative effect of accounting changes	(1,735)	(1,825)
Distributions on preferred securities, net of tax	(4)	(4)
Cumulative effect of accounting change, net of tax	-	(8)
Net loss	$(1,739)	$(1,837)

Per share, basic:
Loss before cumulative effect	$(30.96)	$(34.31)
Cumulative effect of accounting change, net	-	(0.15)
Net loss	$(30.96)	$(34.46)

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

	Nine Months
	Ended September 30
	2002	2001
Cash and cash equivalents at beginning
of period	$ 1,688	$ 1,679

Cash flows from operating activities	(692)	574

Cash flows from investing activities:
Additions to property and equipment	(113)	(1,858)
Proceeds on disposition of property and
equipment	363	167
Proceeds on sale of investments	137	-
Increase in restricted cash	(344)	-
Decrease in short-term investments	328	32
Other, net	2	(109)
	373	(1,768)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	946	1,982
Repayment of long-term debt	(1,273)	(142)
Principal payments under capital
lease obligations	(190)	(179)
Decrease in short-term borrowings	(133)	-
Dividends paid	(7)	(85)
Decrease in debt certificates under Company leases	290	18
Other, net	9	31
	(358)	1,625

Increase (decrease) in cash and cash equivalents	(677)	431

Cash and cash equivalents at end of period	$ 1,011	$ 2,110

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 378	$ 251
Income taxes	$ 57	$ 4

Non-cash transactions:
Long-term debt incurred in connection
with additions to equipment and other assets	$ 703	$ 232
Net unrealized loss on investments	$ (3)	$ (33)
Increase in pension intangible assets	$ 608	$ 437

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)

The Company

         UAL Corporation ("UAL" or the "Company") is a holding company whose principal subsidiary is United Air Lines, Inc. ("United").

Basis of Presentation

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in "Liquidity and Capital Resources," the Company may file for bankruptcy if it is unable to raise sufficient liquidity to support its ongoing operations and capital and debt requirements.  The financial statements do not include any adjustments that might result from a potential bankruptcy filing.

         The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although UAL believes that the disclosures are adequate to make the information presented not misleading.  In management's opinion, all adjustments (which include normal recurring adjustments, the special charges described below and a deferred tax valuation allowance described below) necessary for a fair presentation of the results of operations for the three- and nine-month periods have been made.  Certain prior-year financial statement items have been reclassified to conform to the current year's presentation.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in UAL's Annual Report on Form 10-K for the year 2001.

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

         Effective January 1, 2002, UAL adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").  In connection with the adoption, UAL has discontinued $12 million in annual amortization expense on route acquisition costs, which are indefinite-lived intangible assets.  SFAS No. 142 also requires companies to test intangibles for impairment on an annual basis or on an interim basis when a triggering event occurs.  During the first quarter, the Company performed an initial evaluation of its intangibles and determined that the fair value of its intangibles was in excess of the book value.  In the third quarter, the Company reviewed the evaluation of its intangibles and determined that the fair value continued to be in excess of the book value.

         The following information relates to UAL's intangibles at September 30, 2002:

(In millions)	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Airport Slots and Gates	$ 184	$ 166
Other	47	12
	$ 231	$ 178

Unamortized intangible assets
Routes	$ 344
Goodwill	17
$ 361

         Slots and gates are being amortized on a straight-line basis over the life of the related leases.  Other intangibles are being amortized over periods of 3 to 10 years.  Total amortization expense recognized in the first nine months of 2002 was $9 million.  The Company expects to record amortization expense of $11 million for the full year 2002, $8 million in 2003, $7 million in 2004 and 2005, and $6 million in 2006.

         Route authorities are rights granted by governments to operate flights to and from a particular country.  These authorities are very specific and limited, fixed in nature and are rarely available in the marketplace.  Accordingly, route authorities are highly valued and sought after assets by all airlines.  During 2002, UAL obtained a third-party appraisal of its route authorities which concluded that the market value of these assets continues to be considerably in excess of the book value.

         Gates, like routes, are highly valued assets that do not frequently come into the marketplace.  The Company has no intent to sell these gates and believes that the market value is in excess of the recorded book value.

         Goodwill primarily relates to UAL Loyalty Services' acquisition of MyPoints.com, which occurred in July 2001 and is based on the final purchase price allocation.  Management believes that the cash flows of ULS's operation, as reflected in Segment Information below are sufficient to support the value of these intangibles.

          During the third quarter of 2002, United, through a wholly owned subsidiary, purchased an additional 6% interest in the Galileo Japan Partnership ("GJP"), bringing its ownership interest to 56% and requiring the Company to consolidate the entity.  In connection with the acquisition, United recorded $2 million in goodwill representing the excess of the purchase price over the book value of the assets acquired, based on the preliminary purchase price allocation.

         Pro forma results for the three and nine months ended September 30, 2001, assuming the discontinuation of amortization are shown below:

	Three Months Ended		Nine Months Ended
(In millions, except per share)	Total	Per share	Total	Per share
Loss before cumulative effect of accounting
change, as reported	$ (1,159)	$ (21.43)	$ (1,829)	$ (34.31)
Amortization of routes, net of tax	2	0.03	6	0.10
Loss before cumulative effect of accounting
change, pro forma	$ (1,157)	$ (21.40)	$ (1,823)	$ (34.21)

Net loss, as reported	$ (1,159)	$ (21.43)	$ (1,837)	$ (34.46)
Amortization of routes, net of tax	2	0.03	6	0.10
Net loss, pro forma	$ (1,157)	$ (21.40)	$ (1,831)	$ (34.36)

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses the accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 did not have an effect on the Company's results of operations.  In the third quarter of 2002, the Company evaluated its fleet for impairment in accordance with SFAS No. 144.  Utilizing the Company's current cash flow projections based on the updated business plan submitted in October to the Air Transportation Stabilization Board, as described in "ATSB Loan Application" and appraisals of aircraft as necessary, management determined that no impairment is required.

Income Taxes

         The Company's provision for income taxes is based on the estimated annual effective tax rate, which generally differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible items.  In the third quarter of 2002, the Company recorded a valuation allowance of $418 million against its deferred tax assets.  In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized.  This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies.

Per Share Amounts

         Basic loss per share amounts were computed by dividing net losses before the cumulative effect of an accounting change by the weighted-average number of shares of common stock outstanding during the year and potential participating ESOP preferred shares in periods where they are dilutive using the if-converted method.

Loss Attributable to Common Stockholders (in millions)	Three Months		Nine Months
	Ended September 30		Ended September 30
	2002	2001	2002	2001
Net loss before cumulative effect of accounting change	$ (889)	$ (1,159)	$ (1,739)	$ (1,829)
Preferred stock dividends and other	(2)	(2)	(7)	(7)
Loss attributable to common stockholders	$ (891)	$ (1,161)	$ (1,746)	$ (1,836)

Weighted average shares outstanding (in millions)	57.2	54.2	56.4	53.5

Loss per share before cumulative effect	$(15.57)	$ (21.43)	$(30.96)	$(34.31)

         At September 30, 2002, stock options to purchase approximately 13 million shares of common stock were outstanding, but were not included in the computation of earnings per share because inclusion of such shares would be antidilutive; approximately 59 million shares of convertible ESOP preferred stock were not included as the result would also be antidilutive.

Proposed Sales of UAL Common Stock

         In September 2002, the United Air Lines, Inc. Pension and Welfare Plans Administrative Committee appointed AON Fiduciary Counselors, Inc. ("AON") as an independent fiduciary for the UAL Stock Funds offered in the Company's 401(k) plans.  On September 27, 2002, AON filed a Form 144, "Notice of Proposed Sale of Securities" ("Form 144") with the SEC to indicate it may sell up to 10,577,325 shares of UAL common stock in the 401(k) plans.  Simultaneous with the filing of the Form 144, AON directed Fidelity Investments ("Fidelity") and Frank Russell Trust Company ("Frank Russell") to cease the purchase of UAL common stock and to raise the amount of cash held in the UAL Stock Fund to 20% by selling UAL common stock.  As of October 24, 2002, Fidelity and Frank Russell informed the Company that they had sold less than one million shares of UAL common stock.

         Additionally, in September 2002, State Street Bank and Trust ("State Street") was appointed as an independent fiduciary for the ESOP.  On September 27, 2002, State Street filed a Form 144 with the SEC to indicate it may sell up to 10,964,700 shares of UAL common stock over the next three months.  The shares of common stock are issuable upon the conversion of shares of Class 1 and Class 2 ESOP Preferred Stock held by the plan and are issued on a private placement basis to State Street.  As of October 24, 2002, State Street had converted 2.1 million shares of ESOP Preferred Stock to an equivalent 8.4 million common shares.  State Street has informed the Company that it has begun selling these shares on the open market.

         Employee voting under the ESOP is determined by Voting Preferred Stock and not by Class 1 and Class 2 ESOP Preferred Stock.  The Voting Preferred Stock will generally continue to represent approximately 55% of the aggregate voting power until "Sunset."  Sunset will occur when the common shares issuable upon conversion of Class 1 and Class 2 ESOP Preferred Stock, plus any common equity (generally common stock issued or issuable at the time of the recapitalization) held by any other Company sponsored employee benefit plan, plus any available unissued ESOP shares held in the ESOPs, equal, in the aggregate, less than 20% of the common equity and available unissued ESOP shares of UAL.  For purposes of measuring the Sunset, employee ownership was approximately 67% at September 30, 2002.  The Company currently estimates in excess of 50 million shares of UAL common stock, net of purchases into employee owned accounts, would need to be sold by employees, State Street, Fidelity and/or Frank Russell to trigger the Sunset.

Restricted Cash

         At September 30, 2002, the Company had $344 million in restricted cash, which primarily consists of deposits posted for various states where United is self-insured for workers' compensation claims.

Long-Term Debt

         During the first quarter of 2002, the Company refinanced approximately $525 million in interim financing through a $775 million private debt financing which refinanced certain aircraft.  During the second quarter of 2002, the Company refinanced approximately $314 million in interim financing to long-term.  In the third quarter of 2002, the Company refinanced approximately $238 million in long-term debt through a sale-leaseback transaction.

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

         A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Three Months Ended September 30, 2002
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$ 2,289	$ 642	$ 523	$ 106	$ 172	$ 5	$ -	$ 3,737
Intersegment revenue	$ 54	$ 15	$ 13	$ 3	$ 10	$ 1	$ (96)	$ -
Earnings (loss) before
income taxes, gains on
sales and special charges	$ (584)	$(136)	$ (61)	$ (41)	$ 43	$(6)	$ -	$ (785)

(In Millions)	Three Months Ended September 30, 2001
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$2,636	$ 700	$ 594	$ 167	$ 4	$ 6	$ -	$ 4,107
Intersegment revenue	$ -	$ -	$ -	$ -	$ 68	7	$ (75)	$ -
Earnings (loss) before
income taxes and
special charges	$ (603)	$(137)	$(103)	$ (43)	$ 38	$ (4)	$ -	$ (852)

(In Millions)	Nine Months Ended September 30, 2002
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$ 6,731	$1,801	$1,397	$ 355	$ 515	$ 20	$ -	$ 10,819
Intersegment revenue	$ 162	$ 51	$ 40	$ 10	$ 41	$ 4	$ (308)	$ -
Earnings (loss) before
income taxes, gains on
sales and special charges	$(1,519)	$ (406)	$ (235)	$ (132)	$ 153	$(16)	$ -	$(2,155)

(In Millions)	Nine Months Ended September 30, 2001
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$ 8,672	$2,192	$ 1,734	$ 565	$ 7	$ 19	$ -	$13,189
Intersegment revenue	$ -	$ -	$ -	$ -	$ 132	24	$ (156)	$ -
Earnings (loss) before
income taxes and
special charges	$(1,162)	$ (375)	$ (240)	$ (82)	$ 71	$ -	$ -	$ (1,788)

	Three Months		Nine Months
	Ended September 30		Ended September 30
(In Millions)	2002	2001	2002	2001
Total loss for reportable segments	$ (779)	$ (848)	$(2,139)	$(1,788)
Special charges	-	(1,313)	(82)	(1,428)
Non-operating special charges	-	(49)	-	(49)
Airline stabilization grant	50	391	130	391
Gain on sale	-	-	46	-
Other UAL subsidiary earnings	(6)	(4)	(16)	-
Total loss before income taxes, distributions on preferred
securities and cumulative effect of accounting change	$ (735)	$ (1,823)	$(2,061)	$(2,874)

         United's dedicated revenue producing assets can be deployed in any of its reportable segments, while ULS has $626 million in total assets.

Other Comprehensive Income

         Total comprehensive income (loss) is made up of the following:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(In Millions)	2002	2001	2002	2001
Net loss	$ (889)	$(1,159)	$(1,739)	$(1,837)
Unrealized gains (losses)	11	(142)	(3)	(22)
Minimum pension liability adjustment	-	(311)	(57)	(311)
Total comprehensive loss	$ (878)	$(1,612)	$(1,799)	$(2,170)

United Express

         United has marketing agreements under which independent regional carriers, flying under the United Express name, feed passengers to United owned and operated flights.  United pays these carriers on a fee-per-departure basis and includes the revenues derived from the carriers in passenger revenue, net of these expenses.  Amounts included in passenger revenues for the three and nine month periods are as follows:

Net revenues (net expenses)
(in millions)	Three Months		Nine Months
	Ended September 30		Ended September 30
	2002	2001	2002	2001
United Express revenues (net of expenses)	$ (72)	$ (41)	$ (192)	$ (126)

         While the effect on United's results, taking into account only the United Express flights, is negative, the Company realizes a significant benefit (not included in the results shown above) from the traffic provided to United's operations as a result of these agreements.

         In addition, United has call options on 64 regional jets owned or leased by these carriers.  The call option is a standard part of the United Express agreement and is intended to allow United to secure control over regional jets used for United Express flying in the event one of the United Express agreements is terminated.  The call option reduces this risk if the Company determines that a change of United Express carrier is necessary, particularly due to the significant time lag between order and delivery of aircraft (such as regional jets made to United's specifications).

         The call options are only exercisable if United maintains a specified credit rating and the United Express carrier fails to meet required operating and/or financial performance levels for a specified period of time.  Due to United's current credit rating, none of the call options would be exercisable at this time.

Special Charges

       Related to September 11.  During the third quarter of 2001, United recorded a special charge of $1.3 billion in operating expense and $49 million in non-operating expense for amounts relating to the September 11 terrorist attacks and the resulting impact on the Company's schedule and operations.

         The special charge in operating expense was made up of the following (in millions):

Amount
Special charges:
Aircraft groundings and impairment	$ 788
Reduction in force	217
Early termination fees	181
Discontinued capital projects	107
Miscellaneous	20
Total operating special charges	$ 1,313

         After the September 11 terrorist attacks, the Company grounded the B727-200 and B737-200 fleets and recorded a charge of $271 million, reflecting the write down of the fleets to fair value.

         Due to the changes implemented to United's operations, the Company reviewed its fleet for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121").  Under SFAS No. 121, United's policy is to recognize an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value.  The amount of the charge is the difference between the asset's carrying value and fair market value.  Management determined that the estimated net undiscounted future cash flows generated by its B737-500 and B747-400 fleets would be less than their carrying value.  Management estimated the undiscounted future cash flows with models used by the Company in making fleet and scheduling decisions.  These models utilized the Company's projections of passenger yield, fuel costs, labor costs and other relevant factors for the markets where these aircraft will operate.  The aircraft in each of these fleets were written down to their fair market values, as estimated by management using published sources, third-party appraisals and bids received from third parties.  Accordingly, the special charge includes an impairment charge of $517 million for these aircraft fleets resulting from the anticipated decrease in future cash flows.

          Also as a result of the terrorist attacks, the Company furloughed approximately 20,000 employees across all work groups (pilots, flight attendants, mechanics, ramp service, customer service and management and salaried employees).  In connection with the furloughs, United accrued severance costs of approximately $217 million, including a one-time curtailment charge relating to the accelerated recognition of unrecognized prior service costs for certain of the Company's pension plans.

         Also included in the special charge is $107 million relating to the write-off of capital projects no longer being pursued.  As a direct result of September 11, management made the decision to terminate all funding and labor resources for numerous capitalized projects that were in-process prior to September 11 and which did not provide any immediate economic or long-term safety benefits to customers or the airline.  The projects and related amounts capitalized that were discontinued following September 11 included computer system development costs ($48 million), aircraft improvements ($33 million), airport facility improvements ($21 million) and other miscellaneous projects ($5 million).

         After management announced the furlough and the freeze on all capital expenditures, United determined that the Company was unlikely to meet certain commitments or provisions of certain executory contracts with third parties.  The executory contracts are related to agreements with state and local governments ($157 million), aircraft improvements ($11 million) and facilities and other ($13 million)

          Additionally, the Company recorded a non-operating special charge of $49 million related to certain non-operating aircraft that were leased to others.  The fair value of these aircraft was significantly impacted by the events of September 11.

         As part of the Air Transportation Safety and System Stabilization Act of 2001 (the "Act") enacted in response to the events of September 11, 2001, the federal government made $5.0 billion in federal grants available to the airline industry.  Through September 30, 2002, the Company has received a total of $782 million in grants under the Act, of which $391 million was received in the third quarter of 2001, $261 million in the fourth quarter of 2001, $80 million in the second quarter of 2002 and $50 million in the third quarter 2002.  These amounts represent the Company's total allocation of grant money under the Act.

         At December 31, 2001, UAL had accruals of $87 million related to the reduction in force and $171 million related to early termination fees resulting from the September 11 terrorist attacks.  During the first, second and third quarters of 2002, the Company made payments of $34 million, $5 million and $2 million, respectively, for severance and related fringe benefits to displaced employees.  As passenger demand rebounded faster than anticipated in the first quarter of 2002, the Company increased its scheduled flying beyond planned levels in April 2002 and again in June 2002.  As a result, the Company determined that fewer front-line employees would be permanently displaced, and reversed $25 million of accrued severance and related costs in the first quarter 2002 and $19 million in the second quarter.  In addition, the Company paid $11 million, $34 million and $2 million, respectively, in early termination fees during the first, second and third quarters, respectively.  During the third quarter, the Company recorded an additional $15 million in early termination fees related to commitments to state and local governments.  Accordingly, accruals remaining at September 30, 2002 were $139 million for early termination fees and $2 million for the reduction in force.

         Through September 30, 2002, the Company had received approximately $58 million related to insurance recoveries on aircraft destroyed by the September 11 attacks and approximately $12 million related to other covered expenses.  The Company anticipates that its liability from claims arising from the events of September 11, 2001 will be significant, after considering the liability protections provided for by the Act; however, the Company expects that any amounts paid on such claims will be borne by its insurance carriers as claims are resolved and, in any event, the Company believes that, under the Act, its liability will be limited to its insurance coverage.

         The Company has not incurred any material environmental obligations relating to September 11.

      US Airways Merger.  During the second quarter of 2001, UAL recognized a special charge of $116 million for incremental direct costs incurred related to the acquisition of US Airways Group, Inc. that was ultimately terminated.  In addition to a $50 million termination fee, the Company incurred costs of $29 million related to integration project management, $16 million in legal fees and $21 million in other professional fees that were written off.

         Avolar.  On March 22, 2002, UAL announced the orderly shutdown of its wholly owned subsidiary Avolar, which was formed in early 2001 to operate and sell fractional ownership interests in premium business aircraft.  In connection with the closing of Avolar, UAL recorded a special charge of $82 million in the first quarter 2002 which included aircraft deposits and termination fees ($55 million), operating related expenses ($18 million), severance related costs ($7 million) and other costs ($2 million).

         In accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," the Company identified those charges which should be recognized at the time management had committed to an exit plan.  The special charge included current period and future estimated liabilities incurred which would produce no future economic benefit to UAL.

         Specifically, the current period expenses included in the charge were related to obligations incurred prior to the commitment date which would not produce any future benefit to the Company and included costs for promotional flights, consultant fees for the development of computer systems, advertising in anticipation of operations and other miscellaneous expenses.

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

         At September 30, 2002, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments of $179 million.  An estimated $0.2 billion will be spent during the remainder of 2002, $0.5 billion in 2004 and $0.9 billion in 2005 and thereafter.  The major commitments, which include price escalations, are for the purchase of A319, A320 and B777 aircraft, which are scheduled to be delivered through 2007.  As part of its Financial Recovery Plan described below, the Company is exploring opportunities to reduce and/or defer capital spending.  As part of these efforts, the Company is currently negotiating with its aircraft manufacturers to delay future deliveries beyond 2004 and 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Results

         The airline business is subject to seasonal fluctuations.  United's operations are often adversely impacted by winter weather and United's first- and fourth-quarter results normally reflect reduced travel demand.

         Additionally, beginning in 2001, the weakening U.S. economy had a significant impact on the airline industry as corporations reduced their business travel budgets and changed their travel behavior.  During the first six months of 2001, the industry began experiencing significant revenue declines as a result of the decrease in business traffic, which impacted both unit revenues and yields, particularly in the domestic markets.  Historically, there has been a strong correlation between airline revenues and GDP and corporate profitability.  As corporate profitability dropped during this period, companies reduced spending on travel.  Since approximately 65% to 75% of United's domestic revenues are derived from business travelers, United was disproportionately affected by this decline.

         Subsequent to September 11, United's revenues, yield, revenue passenger miles and available seat miles were significantly impacted by the events of September 11 and the resulting reduction in the Company's operations. The Company continues to suffer from the weakened revenue environment resulting from the events of September 11 and the weak U.S. economy.  While year-over-year unit revenues had been improving each month in 2002 from a 14% decline in January to a 4% decline in May, unit revenue growth in the third quarter has stalled as demand continues to be weak and yields decline.  System passenger unit revenue for the third quarter was down 2% from last year and yields have declined 5% year-over-year.

         UAL's loss from operations was $(646) million in the third quarter of 2002, compared to $(2.0) billion in the third quarter of 2001.  UAL's net loss was $(889) million ($(15.57) per share), compared to $(1.2) billion in the same period of 2001 ($(21.43) per share).

         In the first nine months of 2002, UAL's loss from operations was $(1.8) billion, compared to $(2.9) billion in the first nine months of 2001.  UAL's net loss for 2002 was $(1.7) billion ($(30.96) per share), compared to $(1.8) billion ($(34.31) per share) before the cumulative effect of an accounting change in the same period of 2001.

         The 2002 loss for the third quarter and nine months includes $50 million and $130 million, respectively, in non-operating income received as compensation under the Air Transportation Safety and System Stabilization Act ("the Act").  Additionally, in the third quarter of 2002, the Company recorded $418 million in non-cash tax expense to establish a  valuation allowance against its deferred tax asset.  See "Income Taxes" in the Notes to Consolidated Financial Statements.

         The loss for the first nine months includes a gain of $46 million on the sale of the Company's remaining investment in Cendant Corporation, as well as a charge of $82 million for costs incurred in connection with the Company's closing of its Avolar subsidiary.  See "Special Charges" in the Notes to Consolidated Financial Statements.

         The 2001 loss for the quarter and nine months includes a special charge of $1.3 billion in operating expense and $49 million in non-operating expense for amounts relating to the September 11 terrorist attacks, as well as $391 million in compensation received under the Act.  The 2001 loss for the nine months also includes a charge of $116 million for costs associated with a terminated merger.  See "Special Charges" in the Notes to Consolidated Financial Statements.

         Specific factors affecting UAL's consolidated operations for the third quarter and first nine months of 2002 are described below.

Third Quarter 2002 Compared with Third Quarter 2001

         Operating revenues decreased $370 million (9%) and United's revenue per available seat mile (unit revenue) decreased 4% from 9.52 cents to 9.14 cents.  Passenger revenues decreased $312 million (9%) due to a 5% decrease in revenue passenger miles and a 5% decrease in yield.  United's available seat miles across the system were down 7% from the third quarter of 2001; however, passenger load factor increased 2.3 points to 75.4%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(2%)	1%	(10%)
Pacific	(12%)	(8%)	4%
Atlantic	(18%)	(14%)	8%
Latin America	(24%)	(24%)	(11%)
System	(7%)	(5%)	(5%)

         Cargo revenues increased $9 million (6%) due to a 3% increase in cargo ton miles and a 2% increase in yield.  Other operating revenues decreased $67 million (14%) primarily due to an $86 million decrease in fuel sales to third parties.

         Operating expenses decreased $436 million (9%) and United's cost per available seat mile (unit cost) decreased 3%, from 11.27 cents to 10.90 cents, excluding special charges.  Salaries and related costs decreased $55 million (3%) primarily due to the reduction in force implemented after September 11, partially offset by an increase to pension and postretirement expense as a result of the revaluation of the plans and contractual salary increases for pilots, flight attendants, mechanics and public contact employees.  Aircraft fuel decreased $123 million (19%) due to a 12% decrease in consumption and an 8% decrease in the average cost of fuel from 86.8 cents to 80.2 cents a gallon.  Commissions decreased $20 million (17%) primarily as a result of a decrease in commissionable revenues.  In addition, on March 20, 2002, United discontinued paying base commissions on all tickets issued in the U.S. and Canada.  Purchased services decreased $45 million (11%) primarily as a result of volume-driven decreases in GDS (global distribution systems) and credit card discount fees.  Cost of sales decreased $93 million (24%) primarily due to the decreases in costs associated with fuel sales to third parties.  Aircraft maintenance decreased $43 million (25%) due to retirements of older aircraft and a decrease in engine and aircraft repair volumes as a result of reduced flying.  Other operating expenses decreased $43 million (10%) due to decreases in crew layover expenses and volume-driven food and beverage costs, offset by increased costs for hull and liability insurance.

         Other non-operating expense amounted to $139 million in the third quarter of 2002, compared to $140 million in the third quarter of 2001, excluding the effects of the airline stabilization grant money and the non-operating special charges.  Interest expense increased $29 million (23%) due to new debt issuances and increased borrowing rates.  Interest capitalized decreased $14 million (74%) primarily as a result of lower advance payments on the acquisition of aircraft.  Miscellaneous, net decreased $43 million primarily as a result of lower reserve requirements for legal and environmental costs.

Nine Months 2002 Compared to Nine Months 2001

         Operating revenues decreased $2.4 billion (18%) and United's revenue per available seat mile (unit revenue) decreased 7% from 10.14 cents to 9.45 cents.  Passenger revenues decreased $2.2 billion (20%) due to an 11% decrease in revenue passenger miles and a 10% decrease in yield.  United's available seat miles across the system were down 14% from the first nine months of 2001; however, passenger load factor increased 2.5 points to 74.1%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(11%)	(9%)	(12%)
Pacific	(20%)	(10%)	(5%)
Atlantic	(19%)	(16%)	(1%)
Latin America	(20%)	(25%)	(15%)
System	(14%)	(11%)	(10%)

         Cargo revenues decreased $73 million (13%) due to a 12% decrease in cargo ton miles and a 2% decrease in yield.  Other operating revenues decreased $93 million (7%) due to a $170 million decrease in fuel sales to third parties which was offset by increases to Mileage Plus third party revenues.

         Operating expenses decreased $2.1 billion (14%) and United's cost per available seat mile (unit cost) decreased 1% from 11.32 cents to 11.20 cents, excluding special charges.  Salaries and related costs decreased $411 million (7%) primarily due to the reduction in force implemented after September 11, partially offset by an increase in pension and postretirement expense due to the revaluation of the plans and contractual salary increases for pilots, flight attendants, mechanics and public contact employees.  Aircraft fuel decreased $616 million (31%) due to an 18% decrease in consumption and a 15% decrease in the average price of fuel from 88.7 cents to 75.4 cents a gallon.  Commissions decreased $271 million (45%) as a result of a decrease in commissionable revenues, as well as the result of United discontinuing paying base commissions on all tickets issued in the U.S. and Canada, effective March 20, 2002.  Purchased services decreased $228 million (18%) primarily as a result of volume-driven decreases in GDS and credit card discount fees.  Cost of sales decreased $173 million (16%) primarily due to decreases in costs associated with fuel sales to third parties.  Aircraft maintenance decreased $145 million (25%) due to retirements of older aircraft and a decrease in engine and aircraft repair volumes as a result of reduced flying.  Other operating expenses decreased $187 million (14%) due to decreases in crew layover expenses and volume-driven food and beverage costs, offset by increased costs for hull and liability insurance.

         Other non-operating expense amounted to $395 million in the first nine months of 2002 compared to $331 million in the same period of 2001, excluding the government grant money, the gain on sale of Cendant shares and the non-operating special charges.  Interest expense increased $62 million (16%) due to new debt issuances and increased borrowing rates.  Interest capitalized decreased $41 million (65%) primarily as a result of lower advance payments on the acquisition of aircraft.  Interest income decreased $32 million (39%) due primarily to lower interest rates.  Miscellaneous, net decreased $57 million primarily as a result of lower reserve requirements for legal and environmental costs.

LIQUIDITY AND CAPITAL RESOURCES

         UAL's total of cash, cash equivalents and short-term investments, including restricted cash, was $2.0 billion at September 30, 2002, compared to $2.6 billion at December 31, 2001.  Cash flows used in operations amounted to $692 million, including the receipt of $130 million in government grant money.  The Company's operating cash burn rate averaged $7 million a day in the third quarter 2002, a substantial increase from the second quarter in which the Company's cash burn rate was less than $1 million a day, adjusted for the impact of unusual items such as the receipt of the government grant money and the deferral of tax payments.  The operating cash burn rate is expected to further deteriorate in the fourth quarter due to seasonal trends and the continued weak revenue environment.*

         As of September 30, 2002, UAL had a working capital deficit of $3.1 billion as compared to $3.0 billion at December 31, 2001.  Historically, UAL has operated with a working capital deficit and has relied on working capital to fund a significant portion of its operations.  Additionally, because the airline industry is a particularly capital intensive industry, airlines rely heavily on external financing to fund acquisitions of aircraft and equipment.  However, since September 11, United has not been able to access the public capital markets and has had limited access to private capital markets.

         The Company anticipates significant cash needs for the remainder of 2002 including nearly $900 million in debt maturities due in the fourth quarter and approximately $65 million to fund the first of eight quarterly payments due under the new contracts for the International Association of Machinists and Aerospace Workers ("IAM") in December.

         Given the Company's substantial debt repayment requirements for the remainder of 2002, the Company is currently engaged in active discussions with lenders, suppliers and others to secure alternative sources of capital, which could include deferring the due dates on some of the upcoming debt maturities.  Additionally, in June 2002, the Company filed for federal loan guarantees with the Air Transportation Stabilization Board ("ATSB"), requesting a loan of $2.0 billion, with $1.8 billion to be guaranteed by the ATSB.  In October 2002, the Company provided an updated business plan to the ATSB.  If approved and funded, the loan would help alleviate the liquidity pressure the Company faces.*  See "ATSB Loan Application" below for further details.

          While UAL's current cash reserves are sufficient to repay the debt maturing in the fourth quarter, the cash reserves then remaining would be insufficient to support the Company's ongoing obligations as it continues to generate negative cash flow from operations. The Company's main priority is to accomplish an out-of-court recovery plan; however, in the absence of federal loan guarantees, and the cost reductions necessary to achieve them, the Company does not expect to be able to raise sufficient liquidity to support its obligations through the end of 2002.*  Accordingly, UAL is simultaneously preparing for the potential of a Chapter 11 bankruptcy filing.  Should the Company file for bankruptcy, it is anticipated that the labor and other cost reductions required would be deeper and more permanent than in an out-of-court recovery plan.*

         Financing activities during the first nine months of 2002 included principal payments under debt and capital lease obligations of $1.3 billion and $190 million, respectively.  During the first quarter of 2002, United closed on a $775 million private debt financing which refinanced certain aircraft and raised approximately $250 million in additional cash.  During the second quarter of 2002, United arranged long-term financing for approximately $314 million in debt that had been placed in interim financing facilities.  Also during the second quarter, United repaid $133 million in receivables-backed short-term borrowings when certain banks supporting the borrowing program declined to renew it.  During the third quarter of 2002, United refinanced $238 million in long-term debt through a sale-leaseback transaction that raised approximately $72 million in additional cash.

         In June 2002, United repaid $34 million to the Indianapolis Airport Authority, the city of Indianapolis and state of Indiana for failure to reach its capital targets in connection with the construction of the Indianapolis Maintenance Center.

         Property additions in the first nine months of 2002, including aircraft and aircraft spare parts, amounted to $816 million, including $703 million of vendor-financed purchases.  In the first nine months of 2002, United took delivery of six A319, thirteen A320 and four B777 aircraft.  All of these aircraft were purchased.  United also acquired one B757 and seven B737 aircraft off lease during the period.  Additionally, ten owned aircraft were sold and then leased back under operating leases during the third quarter.

         During the first nine months of 2002, the Company received approximately $580 million in net income tax refunds, part of which was a result of changes in the tax laws.  In addition, United paid $290 million in federal transportation taxes that had been deferred under the Act after the September 11 terrorist attacks.

         During the first nine months of 2002, the Company received $137 million in proceeds from the sale of its remaining investment in Cendant Corporation and $130 million in compensation under the Act.  In the third quarter of 2002, the Company received approximately $113 million in cash which had been held in trust under a services agreement with Galileo International (now Cendant Corporation).

         Certain of United's surety bonds for workers' compensation have been cancelled in various states where United is self-insured.  At September 30, 2002, the Company had $344 million in restricted cash, which primarily consists of deposits posted for various states where United is self-insured for workers' compensation claims.  Additionally, letters of credit under a $150 million secured letter of credit facility that primarily supported workers' compensation claims began expiring in August 2002, with the last letters of credit expiring in December 2002.  The issuer has indicated that it will not renew the facility.  In addition, certain of United's surety bonds posted to satisfy United's security deposit obligations under its various airport leases have been cancelled.  As a result, United has been and may, in the future, be required to post collateral in the form of cash deposits in lieu of letters of credit.*

        United's liability insurance for losses resulting from war perils (terrorism, sabotage, hijacking and other similar perils) was cancelled effective September 26, 2001.  United obtained replacement coverage, although it is being charged significantly higher premiums for this replacement coverage, and this new coverage is in a substantially reduced amount for claims not involving aircraft passengers.

         The FAA is providing excess liability coverage for third party war risk liability for losses to persons other than passengers up to two times the airline's limit of liability available prior to September 11, 2001 for renewable periods up to a year at a time.  United's coverage under this FAA policy has been renewed through December 15, 2002, and is likely to be renewed further, subject to the federal government's determination that such coverage is necessary to the national interest.

        In addition, United maintains hull war risk insurance which is worldwide, excluding certain countries (to which United does not operate scheduled flights).  This coverage is for war and associated perils, including hijacking and confiscation.  United experienced a significantly higher premium for reduced coverage due to the events of September 11.

         The increase in the Company's total insurance premiums is expected to be in excess of $120 million for the full year 2002 as compared to 2001.*

         As a result of continuing declines in interest rates and the market value of the assets held in its defined benefit pension plans, the Company believes it will be required to record an additional significant minimum pension liability as of December 31, 2002.  The minimum pension liability would reflect the amount that the pension plans' accumulated benefit obligation exceeds the plans' assets in excess of amounts previously accrued for pension costs.  Although the exact amount of the charge to stockholders' equity is not known at this time, the amount is likely to be in excess of $1.5 billion (before tax).  This charge to stockholders' equity will not affect the Company's financial covenants in any of its debt agreements.

         In June 2002, United revalued its pension and postretirement plans as a result of new labor contracts for the IAM and policy changes to salaried and management employee benefits.  These changes will result in approximately $175 million in additional expense on an annualized basis in 2002.

         United has not made any cash contributions to its defined benefit pension plan trusts for U.S. based employees in 2001 or 2002.  In lieu of making cash contributions, the Company utilized a portion of its credit balance to meet the minimum required contribution.  The Company has a remaining credit balance that is available to be used in 2003; however, once the credit balance is fully utilized, substantial contributions may be required.  The Company could be required to contribute approximately $5 billion to its defined benefit pension plan trusts by the end of 2008.  Future funding requirements are dependent upon factors such as interest rate levels, changes to pension plan benefits, funded status, regulatory requirements for funding purposes and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements.  As such, it is not possible to be more specific with respect to required contributions and actual future contributions may differ materially.  United's defined benefit pension plans are currently in compliance with all U.S. government funding requirements.

         In conjunction with the ratification of the contracts for the IAM, the Company has provided collateral consisting of certain real estate, flight simulators, ground equipment and spare part assets to support the payment of approximately $520 million in retroactive wages due under the contracts in eight quarterly installments commencing December 2002.

         As of September 30, 2002, the Company has unencumbered aircraft and spare engines valued at approximately $3.4 billion.

         On September 30, 2002, UAL announced that it was suspending the payment of dividends on its 12.25% Series B preferred stock and extending the payment of the December 31 distribution on its 13.25% Trust Originated Preferred Securities ("TOPRs") to March 31, 2003.

         In connection with UAL's announcement that it was suspending dividend and distribution payments, Standard & Poor's ("S&P") downgraded UAL's Series B preferred stock and TOPRs to D from CC.  S&P's credit rating on United's senior unsecured debt is CC, down from B- in January of 2002.  In August 2002, Moody's Investors Service Inc. downgraded its credit ratings on United's senior unsecured debt from Caa1 to Ca and its ratings on UAL's Series B preferred stock and redeemable preferred securities from Ca to C.  Downgrades of the Company's credit ratings during 2002 have resulted in an increase of $2 million in interest expense for the year 2002.  Any additional reductions in UAL's or United's credit ratings could result in increased borrowing costs to the Company and might further limit the availability of future financing.

         At September 30, 2002, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments.  Of this amount, an estimated $0.2 billion is expected to be spent during the remainder of 2002.  For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

OTHER INFORMATION

ATSB Loan Application

         In addition to providing $5.0 billion in federal grants under the Act, the federal government made $10.0 billion in loan guarantees available to the airline industry.  Under the terms of the Act, the ATSB may guarantee loans if the ATSB determines, in its discretion, that:  (1) the borrower is an air carrier for which credit is not reasonably available at the time of the transaction; (2) the intended obligation is prudently incurred; and (3) the guarantee is a necessary part of maintaining a safe, efficient and viable commercial aviation system in the U.S.  The Act also requires the ATSB to ensure that the government is compensated for the risk assumed in making the guarantees.  Additional requirements and factors for consideration by the ATSB in evaluating any loan guarantee application, set forth in regulations issued by the Office of Management and Budget pursuant to the Act, include:  (1) that the air carrier has incurred losses as a result of the events of September 11, 2001, including losses due to the unavailability of credit or the decrease in demand for services; (2) reasonable assurance that the air carrier will be able to repay the loan according to its terms; and (3) the adequacy of provisions to protect the government, including the sufficiency of security for the loan and the percentage of guarantee requested.

          United believes that it is an ideal candidate for federal loan guarantees under the terms of the Act and the related regulations.  United's application explains that the Company was significantly impacted financially by the events of September 11, has significant cash needs for the remainder of 2002 and has had limited access to and continues to be unable to reasonably access the capital markets in sufficient amounts.  The Company's application proposes an annual guarantee fee payable to the government and substantial collateral (including aircraft, spare engines, route authorities and slots) that will be available if the Company does not meet its obligations under the loan and guarantee.

         It is within the discretion of the ATSB to decide whether to issue a guarantee in the amount and on the terms requested or at all.  In evaluating the application, the ATSB may also consider whether an equity stake for the federal government in UAL is required and the extent of relief provided by the Company's stakeholders that would improve the Company's financial position.

         In response to initial discussions with the ATSB, in August the Company began the process of updating its business plan for submission to the ATSB.  In October, the Company submitted an updated business plan which includes details on the Company's discussions with labor groups, lenders and suppliers and outlines plans for non-labor expense and revenue improvements that the Company believes makes a compelling case for federal loan guarantees and the Company's ability to return to financial health and profitability.  See "Financial Recovery Plan" and "Further Profit Improvement Initiatives" below for further details.

Financial Recovery Plan

         In the aftermath of September 11, and its dramatic impact on the airline industry, the Company developed a four-plank financial recovery plan to get the airline back on the road to financial stability:

    Reducing the size of the airline and cutting both capital and operating spending;
    Maximizing flight revenue;
    Working with employee groups to find further labor savings; and
    Implementing a financing plan to support the Company through these turbulent times.
         The Company has realized progress on executing this plan, including reducing its schedule, furloughing employees, retiring fleets and making dramatic cuts in capital spending, as well as improvements in operating efficiency.

         In August 2002, the Company began discussions with its various labor groups regarding its updated business plan for submission to the ATSB.  In response, the labor groups formed a coalition (the "Union Coalition") to work together toward achieving the necessary cost savings which would enable the Company to achieve financial stability.

         As part of the Company's updated business plan submitted to the ATSB in October, the Company and the Union Coalition have targeted $5.8 billion in labor cost savings over a five and a half year period.  The Company is in ongoing discussions with the individual coalition members to finalize their component of the labor cost savings. Among other things, as part of these discussions, it is also contemplated that employees would receive options on the Company's common stock as well as participation in a broad-based profit sharing program.

         The Company's updated business plan incorporates a 12% reduction in capacity and a $1.2 billion reduction in 2003 through 2005 capital spending as compared to the previous business plan.

Further Profit Improvement Initiatives

         Beyond the cost and revenue improvements contained in the financial recovery plan, the Company is also developing a plan to address non-labor expenses and revenue improvements.  The plan redirects United's core and historic strengths and is designed to lower costs, enhance revenue (both by increasing United's market share as well as raising yields) and improve the productivity of all of the Company's assets.  Through the plan, the Company will focus on these key areas:

    Increasing the efficiency of its route network through actions such as code shares, alliances and greater deployment of regional jets;
    Reducing the cost of sales, such as credit card fees, GDS fees and travel agent costs;
    Seizing opportunities to improve the management of air traffic and irregular operations, thus improving on-time performance and reliability;
    Realigning product offerings to ensure they are cost effective, and in some cases, such as Red Carpet Clubs, ensuring they are profitable on their own; and
    Improving processes and productivity, particularly in airports and maintenance, by utilizing more advanced technology.
         The Company expects to realize at least $1.4 billion in annual revenue and expense improvements by 2004 as a result of these initiatives and has put in place a process for developing an additional $400 million in savings.*

         However, were the Company to file for bankruptcy, it is anticipated that the Company would need to seek deeper and more permanent cost reductions from labor groups, lenders, suppliers and other stakeholders than are discussed above and included in the updated business plan submitted to the ATSB.*

US Airways Code Share

         As part of its profit improvement initiatives, on July 24, 2002, the Company announced a code share agreement with US Airways.  The agreement, which is expected to generate more than $200 million in annual revenue for United, would allow both carriers to market service on each other's network, providing significant consumer benefits and bringing new revenue and customers to their route networks.*

         On October 2, 2002, the DOT notified both United and US Airways that it had concluded its review of the agreement.  While US Airways has filed for Chapter 11 bankruptcy protection subsequent to the signing of this agreement, US Airways has sought and obtained an order from the bankruptcy court authorizing it to assume the code sharing agreement.

         Beginning October 14, 2002, United and US Airways customers have access to each carriers' airport clubs.  Additionally, in the coming months, customers will be able to earn and redeem miles on each carriers' frequent flyer program.  Code share flights will be phased in starting in the first quarter of 2003.*

OUTLOOK

         The Company expects to report a significant fourth quarter and full year loss.  Due to the negative impact September 11, 2001 had on bookings, booked load factors are compared to those in 2000.  For October, United's booked load factors are comparable to those in October 2000.  November's booked load factor is running several points behind, while December is currently booked only about one point lower.  Capacity for the fourth quarter is expected to increase 5% from the same quarter in 2001 and unit costs, excluding United's fuel subsidiary, are expected to increase 5% year-over-year.

         Fuel price in the fourth quarter is projected to increase 13% from last year's fourth quarter.  Additionally, the Company has 36% of its expected fuel consumption hedged at a strike price of $24.30 per barrel of crude oil.  During the fourth quarter, the Company's fuel hedging program is expected to reduce fuel costs by $26 million.

         Total capital spending for 2002 is expected to be $1.1 billion, a reduction of $100 million from previous guidance.  The Company has reduced non-aircraft capital spending by $100 million for the second half of the year, and as a result of the Company's previously announced aircraft deferrals, there will be no aircraft capital spending in 2003.

         In October, United announced that it was closing three reservation centers, a maintenance line and four international stations and converting five stations in the U.S. to United Express service.  In addition, the Company plans to downgauge the equipment used in several markets in order to better match capacity to demand.  These actions are expected to save the Company approximately $220 million annually.

         Information included in the above "Outlook" section, as well as information identified with an asterisk (*) is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results.  Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this filing.  Some factors that could significantly impact net earnings, revenues, expenses, cash balance, cash burn rate, capital spending, load factors and capacity include, without limitation, the economy and the demand for air travel; the higher costs associated with new airline security directives and any other increased regulation of air carriers; the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; the ability to raise and the cost of financing in light of the September 11 events and the possibility of any further credit downgrades of the Company; the cost of crude oil and jet fuel; industry capacity decisions; the success of the Company's out-of-court recovery plan; the success of the Company's implementation of its financial recovery plan and further profit improvement initiatives; the outcome of the ATSB loan guarantee process; willingness of customers to travel; the mix of business and leisure fare travel; actions of the U.S., foreign and local governments; the stability of the U.S. economy; any additional terrorist activity and/or war; the economic environment of the airline industry and the economic environment in general.

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

Interest Rate Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Interest rate swap	$ 130	7.56%	$ (25)

Foreign Currency Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Forward exchange contracts
Euro - Purchased forwards	$ 202	1.28	$ (26)

Currency options
Japanese Yen - Purchased put options	$ 7	132.53	$ -
Australian Dollar - Purchased put options	$ 7	0.51	$ -
British Pound - Purchased put options	$ 14	1.37	$ -
Euro - Purchased put options	$ 35	0.86	$ -
Canadian Dollar - Purchased put options	$ 29	1.66	$ -
Correlation Basket Option - Sold	$ 92	N/A	$ -

Price Risk (Aircraft fuel) -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased forward contracts - Crude oil	$ 131	$ 24.22/bbl	$ 27
Purchased forward contracts - Heating oil	$ 47	$ 28.72/bbl	$ 7

*Estimated fair values represent the amount United would pay/receive on September 30, 2002 to terminate the contracts.

Item 4.  Controls and Procedures

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Hall d.b.a. Travel Specialists v. United

As previously reported in our Form 10-Q for the period ended June 30, 2002 and our Form 10-K for the year ended December 31, 2001, filed March 8, 2002, a North Carolina travel agent filed an antitrust class action suit against United (and other carriers) initially in state court and then in federal court in North Carolina following the reduction by United (and other carriers) in November 1999 of commission rates payable to travel agents.  Plaintiffs allege that United and the other carrier-defendants conspired to fix travel agent commissions in violation of the Sherman Act and seek treble damages and injunctive relief.  Subsequent to this initial filing, the case has been expanded by the addition of five new travel agencies, ARTA, and eight new carrier defendants, including two Star Alliance carriers.  In addition, the court has allowed the addition of claims related to carriers' commission reduction actions in 1997, 1998, 2001, and 2002.  Earlier this year the Court granted plaintiffs' motion to certify the case as a class action consisting of all U.S. (and its possessions) travel agencies.  Discovery is currently proceeding and is set to close on November 13, 2002.  A trial date has been set for April 28, 2003.

Plaintiffs, in a recent filing, have claimed damages, assuming liability, in the amount of approximately $13 billion dollars, although United's alleged share of this amount has not been determined by plaintiffs.

In addition to the Hall case, United has been named in several other cases filed in the U.S. and Canada, involving commission rates payable to travel agencies.  These cases are in their early stages.  United does not expect the outcome of Hall and the related cases to have any material effect upon UAL's consolidated financial position or results of operations.

Litigation Associated with September 11 Terrorism

         As previously reported in our Form 10-Q for the period ended June 30, 2002, twenty-five lawsuits are pending against United in the U.S. District Court for the Southern District of New York related to the September 11, 2001 terrorist attacks.  The complaints, filed on behalf of passengers and ground victims, seek monetary damages and allege that United breached its duty of care to the passengers or the people and businesses on the ground and that the breach caused the hijacking and subsequent deaths and property destruction.

         United anticipates the filing of additional lawsuits related to the September 11 attacks in the future.  Under federal law, United's financial exposure on all such claims is limited to the amount of United's insurance coverage.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

(b) Form 8-K dated July 18, 2002 to report a cautionary statement for purposes of the "Safe Harbor for Forward-Looking Statements" provision of the Private Securities Litigation Reform Act of 1995.

Form 8-K dated August 14, 2002 to report the Statements under Oath of the Principal Executive Officer and Principal Financial Officer of UAL Corporation.

Form 8-K dated September 20, 2002 to report information regarding funding of the Company's pension plans.

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAL CORPORATION

By: /s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial and
accounting officer)

Certification of the Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Glenn F. Tilton, the Chairman and Chief Executive Officer of UAL Corporation (the "Company") certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Company (the "Report"):

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Glenn F. Tilton

Glenn F. Tilton
UAL Corporation
Chairman and Chief Executive Officer

October 25, 2002

Certification of the Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Frederic F. Brace, the Executive Vice President and Chief Financial Officer of UAL Corporation (the "Company") certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Company (the "Report"):

                (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

                (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frederic F. Brace

Frederic F. Brace
UAL Corporation
Executive Vice President and Chief Financial Officer

October 25, 2002

Certification of the Principal Executive Officer

Pursuant to 15 U.S.C. 78m(a) or 78o(d)

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Glenn F. Tilton, the Chairman, President and Chief Executive Officer of UAL Corporation (the "Company"), certify that:

(1) I have reviewed this quarterly report on Form 10-Q of the Company;   (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;   (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;   (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;   (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):
  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.   /s/ Glenn F. Tilton

Glenn F. Tilton
UAL Corporation
Chairman, President and Chief Executive Officer

October 25, 2002

Certification of the Principal Financial Officer

Pursuant to 15 U.S.C. 78m(a) or 78o(d)

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Frederic F. Brace, the Executive Vice President and Chief Financial Officer of UAL Corporation (the "Company"), certify that:

(1) I have reviewed this quarterly report on Form 10-Q of the Company;   (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;   (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;   (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;   (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):
  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.   /s/ Frederic F. Brace

Frederic F. Brace
UAL Corporation
Executive Vice President and Chief Financial Officer

October 25, 2002

Exhibit Index

Exhibit No.	Description

10.1	UAL Corporation 2002 Share Incentive Plan
10.2	UAL Corporation 1995 Directors Plan
10.3	Employment Agreement between United Air Lines, Inc., UAL Corporation and Glenn F. Tilton
10.4	Agreement between United Air Lines, Inc., UAL Corporation and Rono J. Dutta
10.5	Agreement between United Air Lines, Inc., UAL Corporation and Andrew P. Studdert
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements