Form 10-K
UAL CORP /DE/
filed 2003-03-28
CIK 100517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from           to_________

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X                   No____

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

 Yes   X               No ___

        The aggregate market value of voting stock held by non-affiliates of the Registrant was $714,424,428 as of June 28, 2002.  The number of shares of common stock outstanding as of February 28, 2003 was 95,528,119.

UAL Corporation and Subsidiary Companies Report on Form 10-K
For the Year Ended December 31, 2002

PART I

ITEM 1.  BUSINESS.

        UAL Corporation ("UAL" or the "Company") was incorporated under the laws of the State of Delaware on December 30, 1968.  The world headquarters of the Company is located at 1200 East Algonquin Road, Elk Grove Township, Illinois 60007.  The Company's mailing address is P.O. Box 66919, Chicago, Illinois 60666.  The telephone number for the Company is (847) 700-4000.

        UAL is a holding company and its principal, wholly owned subsidiary is United Air Lines, Inc., a Delaware corporation ("United").  United's operations, which consist primarily of the transportation of persons, property and mail throughout the U.S. and abroad, accounted for most of the Company's revenues and expenses in 2002.  United is the second largest scheduled passenger airline in the world and for the full year 2002 was the industry leader in domestic on-time performance, according to U.S. Department of Transportation data.

        The Company's web address is www.united.com.  Through the Company's web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available (free of charge) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in the last paragraph of the section, "Outlook for 2003" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Bankruptcy Considerations

        On December 9, 2002 (the "Petition Date"), UAL, United and 26 other direct and indirect wholly owned subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, in Chicago (the "Bankruptcy Court") under case numbers 02-B-48191 through 02-B-48218 (the "Chapter 11 Cases"). Specific information pertaining to the bankruptcy filing may be obtained from the website www.pd-ual.com.

        The Debtors are currently operating their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

        Changes in consumer behavior, particularly the reduction in business travel and the changes in business travel patterns, have led to a significant decline in revenues, yield and revenue passenger miles for United, which in turn have severely impacted the Company's financial condition and United's ability to meet some of its maturing debt obligations. The Company filed for bankruptcy because the Chapter 11 process offered the best available means to facilitate the implementation of necessary changes to the Debtors' business to bring costs and operations in line with the current business environment.  In addition, the protections of the Chapter 11 process offered the Debtors access to capital through debtor-in-possession financing that otherwise would not have been available.

        On the Petition Date, the Bankruptcy Court gave interim approval for an aggregate of up to $1.5 billion in debtor-in-possession secured financing (the "DIP Financing"). The DIP Financing is structured as a $300 million facility from Bank One, NA (the "Bank One Facility") and a $1.2 billion facility provided by a group led by JPMorgan Chase Bank, Citicorp USA, Inc., Bank One, NA and The CIT Group/Business Credit, Inc. (the "Club Facility").  The Company has received commitments of $1.0 billion under the Club Facility following the completion of the syndication process for that facility; the balance is conditioned upon the participation of one or more additional lenders, subject to approval by the existing participants.  The Company currently has access to the entire Bank One Facility and to $500 million of the Club Facility. Access to the balance of the Club Facility is subject to specified terms of that facility.  These terms require that the Company achieve performance milestones under its business plan, which include substantial cost savings in the near term.  Final approval of the DIP Financing was granted by the Bankruptcy Court on December 30, 2002.

         United's DIP Financing requires compliance with a number of financial covenants, including the achievement of specified earnings thresholds.  The adverse economic impact of external events, such as those described below in "Fuel," "Conflict with Iraq" and "Employees - Labor Matters," if not offset by the achievement of savings elsewhere, could lead to the breach of one or more of those covenants and, absent a waiver from the DIP lenders, their foreclosure on substantial assets United needs to operate its business.  For more information on the DIP Financing, see Note 1, "Proceedings Under Chapter 11 of the Bankruptcy Code" in the Notes to Consolidated Financial Statements.

        In order to exit Chapter 11 successfully, the Company will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for its corporate governance subsequent to exit from bankruptcy. On March 21, 2003, the Bankruptcy Court approved the extension to October 2003 of the Company's "exclusivity period," during which it is the only party permitted to file a plan of reorganization.  Under certain circumstances, the exclusivity period could be shortened by two months. The timing of filing a plan of reorganization by the Company will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 Cases. Although the Company expects to file a plan of reorganization that provides for its emergence from bankruptcy as a going concern, there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

        Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor's estate.  Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under the plan of reorganization.

        Notwithstanding the preceding general discussion of the automatic stay, the Debtors' rights to possess and operate certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract are governed by a particular provision of the Bankruptcy Code that specifies different treatment. Section 1110 of the Bankruptcy Code ("Section 1110") provides that unless the Debtors take certain action, within 60 days after the Petition Date or such later date as is agreed by the applicable lessor, secured party, or conditional vendor, the contractual rights of such financier to take possession of such equipment and to enforce any of its other rights or remedies under the applicable agreement are not limited or otherwise affected by the automatic stay or any other provision of the Bankruptcy Code. For more information on Section 1110, see "Properties - Flight Equipment" under Item 2 below and Note 1, "Proceedings Under Chapter 11 of the Bankruptcy Code" in the Notes to Consolidated Financial Statements.

        Under Section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions.  In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question. Subject to certain exceptions, this rejection relieves the Debtors of performing their future obligations under that lease or contract but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by the deemed breach.

        Counterparties to these rejected contracts or leases may file proofs of claim against the Debtors' estate for such damages.  Due to the uncertain nature of many of the potential rejection and abandonment related claims, the Company is unable to project the magnitude of these claims with any degree of certainty at this time.

        Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure most existing defaults under such executory contract or unexpired lease.

        The Bankruptcy Code provides special treatment for collective bargaining agreements ("CBAs"). In particular, Section 1113(c) of the Bankruptcy Code permits the Company to move to reject its collective bargaining agreements if the Company first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court's approval of the rejection. After bargaining in good faith and sharing relevant information with its unions, the debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time. The proposed modifications must be necessary to permit the reorganization of the debtor and must ensure that all the affected parties are treated fairly and equitably relative to the creditors and the debtor. Ultimately, rejection is appropriate if the unions refuse to agree to the debtors necessary proposals "without good cause" and the balance of the equities favors rejection. See "Employees - Labor Matters" below under this Item 1 and "Labor Matters" under Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The United States Trustee for the Northern District of Illinois (the "U.S. Trustee") has appointed an official committee of unsecured creditors (the "Creditors' Committee").  The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.  There can be no assurance that the Creditors' Committee will support the Debtors' positions or the Debtors' ultimate plan of reorganization, once proposed, and disagreements between the Debtors and the Creditors' Committee could protract the Chapter 11 Cases, could negatively impact the Debtors' ability to operate during the Chapter 11 Cases and could prevent the Debtors' emergence from Chapter 11.

        At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the Company's business or when it may emerge from Chapter 11.  The Company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the plan as well.  No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies, and it is possible that UAL's equity or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

        On February 24, 2003, the Bankruptcy Court entered a preliminary injunction in order to restrict the trading of the Company's common stock and debt interests in the Company. The purpose of the preliminary injunction was to ensure that the Company did not lose the benefit of its net operating loss ("NOL"). Under federal and state income tax law, an NOL can be used to offset future taxable income, and thus is an extremely valuable asset. However, a company can lose the benefit of its NOLs if the company is deemed to undergo an "ownership change" under certain very specific tax rules in the Internal Revenue Code. Excessive trading in a company's stock (or debt when the company is in bankruptcy) can trigger such an "ownership change," and thus the Company sought to restrict the trading of the Company's common stock and debt interests.

        Under the terms of the preliminary injunction, no person can buy or sell UAL stock if that person holds more than 4.8 million shares of UAL common stock or would hold more than 4.8 million shares after the purchase. Any person who holds more than $200 million in debt claims against UAL must register as a "substantial claimholder" with UAL, and no person may acquire debt claims against UAL if the acquisition of the claims would cause them to hold more than $200 million in such claims. See Note 7, "Income Taxes" in the Notes to Consolidated Financial Statements.

Plan for Transformation

        Central to UAL's reorganization and emergence from Chapter 11 is its plan for transformation, which outlines the fundamental changes to United's strategic direction. The plan, which the Company seeks to refine through further collaboration with its employee and creditor constituencies, is intended to lay the foundation for a company that is successful and competitive for the long run. Core objectives of the plan are the reduction of United's labor and non-labor costs and the development of a more comprehensive and compelling portfolio of products. Key operational elements of the plan include: (1) the preservation and enhancement of United's extensive mainline service targeted primarily at the business traveler; (2) the creation of a low-cost offering to compete directly with low-cost carriers for leisure and price-sensitive travelers; (3) the growth of the Company's United Express regional operations and (4) the expansion of United's domestic and international alliances. See Other Information, "Plan for Transformation" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operations

Segments.

        UAL operates its businesses through five reporting segments:  North America, the Pacific, the Atlantic and Latin America, each of which is operated by United, and UAL Loyalty Services, Inc. ("ULS").  Financial information on UAL's operating segments can be found in Note 23, "Segment Information" in the Notes to Consolidated Financial Statements.

        During 2002, United carried approximately 69 million passengers and flew approximately 109 billion revenue passenger miles.  United's network provides comprehensive transportation service within its North American segment and to international destinations within its Pacific, Atlantic and Latin America segments.

       Operating revenues attributed to United's North America segment were $8.8 billion in 2002, $10.7 billion in 2001 and $13.1 billion in 2000.  Operating revenues attributed to United's international segments were $4.7 billion in 2002, $5.4 billion in 2001 and $6.2 billion in 2000.

        North America.  As of March 24, 2003, United serves approximately 83 destinations throughout North America and operates hubs in Chicago, Denver, Los Angeles, San Francisco and Washington, D.C.  United's North America operations accounted for 61.9% of UAL's revenues in 2002.

        Pacific.  Via its Tokyo hub, United provides passenger service between its U.S. gateway cities (Chicago, Honolulu, Los Angeles, New York, San Francisco and Seattle) and the Asian cities of Bangkok, Beijing, Hong Kong, Seoul, Singapore and Taipei. United also provides nonstop service between Hong Kong and each of Chicago and San Francisco; between San Francisco and each of Osaka, Shanghai, Sydney and Melbourne (via Sydney); between Los Angeles and Sydney and Melbourne (via Sydney); and between Chicago and Beijing. In 2002, United's Pacific operations accounted for 16.9% of UAL's operating revenues.

        Atlantic.  Washington, D.C. is United's primary gateway to Europe, serving Amsterdam, Brussels, Frankfurt, London, Munich and Paris.  Chicago is United's secondary gateway to Europe, with nonstop service to Frankfurt, London and Paris.  United also provides nonstop service between San Francisco and each of London and Frankfurt; and between London and each of Los Angeles, Newark and New York. In 2002, United's Atlantic operations accounted for 12.9% of UAL's operating revenues.

        Latin America.  United's primary gateway to Latin America is Washington, D.C., providing service from Washington, D.C. to Aruba, Buenos Aires, Rio de Janeiro (one-stop), Sao Paolo, San Juan and St. Thomas.  United also provides service from Mexico City to each of Chicago, Los Angeles, San Francisco, Washington, D.C., and San Jose (Costa Rica).  In addition, United has service from Chicago to Aruba, Montevideo (one-stop), San Juan, Sao Paulo and St. Thomas; between Miami and Buenos Aires and Sao Paulo; between Los Angeles and Guatemala City, San Jose (one-stop) and San Salvador; between New York and San Juan; and between Guatemala City and San Jose. In 2002, United's Latin America operations accounted for 3.4% of UAL's revenues.

        UAL Loyalty Services, Inc.  UAL Loyalty Services, Inc. ("ULS") is the fifth reporting segment of UAL's operations and accounted for 4.9% of UAL's 2002 revenues.  ULS focuses on expanding the non-core marketing businesses of UAL and building customer loyalty for United and others.  ULS operates in four areas:  loyalty programs, travel distribution, direct-to-consumer services and media assets.

        ULS operates substantially all United-branded travel distribution and customer loyalty e-commerce activities, such as united.com, and also owns and manages UAL's interests in various third-party e-commerce enterprises, such as Orbitz and Hotwire.  In addition, as of the first quarter of 2002, ULS owns and operates the Mileage Plus frequent flyer programs and is responsible for certain aspects of it, including member relationships, communications and account management, while United continues to be responsible for the elite frequent flyer aspects of the program, including the Premier, Premier Executive and Premier Executive 1K programs, as well as the air travel accrual and award aspects of the program.  United also retains responsibility for managing the relationship with Mileage Plus' airline partners, while ULS manages relationships with non-airline business partners, such as the Mileage Plus Visa Card, hotels, car rental companies and dining programs. ULS also owns and operates certain other United-branded customer programs as well as the MyPoints.com online loyalty program, under which registered consumers earn points for goods and services purchased from participating vendors.

        United Cargo®.  United Cargo offers both domestic and international shipping through its Small Package Delivery; T.D. Guaranteed; First Freight; International Freight; UA 2-Day service; and United SameDay.  Freight accounts for most of United Cargo's shipments, while mail remains an important component of United's cargo strategy.

        For the year 2002, United Cargo generated approximately $673 million in freight and mail revenue, which represents a 4.4% decrease versus 2001.  Traffic has gradually improved, but volumes remain below pre-September 11, 2001 levels.

        In August 2002, United Cargo opened a new cargo warehouse facility in Chicago, which is presently the largest facility for processing freight and mail in North America.  This completes United Cargo's planned investment in facilities.

        In January of 2003, United Cargo, along with Unisys Corporation and two other cargo carriers, launched Cargo Portal Services, an internet portal that allows freight forwarders to book and manage shipments more easily through the delivery cycle.  By providing enhanced computer-based communications between customers and air carriers, United expects Cargo Portal Services to reduce transaction costs for both United and its customers.

        Fuel.  Fuel is United's second largest cost behind labor.   The Company's fuel costs and consumption for the years 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Gallons consumed (in millions)	2,458	2,861	3,101
Average price per gallon, including tax	78.2¢	86.5¢	81.0¢
Cost (in millions)	$1,921	$2,476	$2,511

       The price and availability of jet fuel significantly affect United's operations. Based on projected 2003 fuel consumption, the Company estimates that every $0.01 change in the average annual price-per-gallon of jet fuel will impact United's 2003 fuel costs by approximately $21 million, absent any fuel hedging arrangements.  Due to the highly competitive nature of the airline industry, United may be unable to pass on to its customers any increased fuel costs that it may encounter.

        To help mitigate against price increases, United in the past has entered into hedging arrangements. In 2002, United hedged 26% of its fuel consumption using crude oil and heating oil swaps.  United had also put in place hedges for 7% of its estimated fuel consumption for the first half of 2003 (the impact of these hedges is included in the total fuel cost shown above).  However, as a result of the filing of the Chapter 11 Cases, the derivatives counterparties terminated all outstanding swap contracts, leaving United completely unhedged.  As market conditions and its economic outlook change, the Company continually evaluates the potential economic benefit of entering into fuel hedging arrangements.

        To ensure adequate supplies of fuel and to provide a measure of control over fuel costs, United ships fuel on major pipelines and stores fuel close to its major hub locations.  Although the Company currently does not anticipate a significant reduction in the availability of jet fuel, a number of factors make accurate predictions impossible, including geopolitical uncertainties in oil-producing nations.  For example, hostilities in Iraq could lead to disruptions in oil production and/or to substantially increased oil prices.  The continuing political turmoil in Venezuela also could have similar effects.

        Insurance.  United carries hull and liability insurance of a type customary in the air transportation industry, in amounts which it deems adequate, covering passenger liability, public liability and damage to United's aircraft and other physical property.  However, as a result of the September 11, 2001 terrorist attacks, the premiums have increased significantly.

        Additionally, after September 11, 2001 commercial insurers cancelled United's liability insurance for losses resulting from war perils (terrorism, sabotage, hijacking and other similar perils), but United obtained replacement coverage through the FAA.  Under the Homeland Security Act, which became effective in February 2003, the FAA is authorized to offer this insurance through August 31, 2003, and it may be extended to December 31, 2003, if the federal government determines such an extension is in the national interest.  Likewise, United maintains hull war risk insurance through the FAA program, which provides worldwide coverage for war and associated perils (including hijacking and confiscation).  There can be no assurance, however, that the FAA insurance will continue to be available.  Should the FAA discontinue this coverage, obtaining it from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all.

        Also, United maintains other types of insurance such as property and casualty, directors and officers, cargo, automobile and the like, with limits and deductibles that are standard within the industry.  Compared to insurance prior to September 11, the premiums are substantially higher with lower limits.

        Civil Reserve Air Fleet Program.  In time of war or certain other national emergencies, the U.S. government can require United and other major air carriers to provide airlift services to the U.S. Military under the Civil Reserve Air Fleet Program ("CRAF").  On February 8, 2003, the U.S. government activated CRAF (for only the second time since the program was established in 1951) because the U.S. military's airlift needs exceeded the military's capabilities in connection with the buildup of troops in the Middle East.  As a result, United, along with other U.S. commercial airlines, is currently participating in the transportation of troops and cargo to the Middle East.  While United's participation in the CRAF program to date has had a positive impact on United's profitability, should United be required to provide a more substantial amount of these services for an extended period, its business could be adversely impacted.

Conflict With Iraq

        In anticipation of the U.S. conflict with Iraq, United conducted extensive contingency preparations and developed a plan to address the likely effects on the airline industry as a whole and on United in particular.  With the initiation of the military campaign on March 19, 2003, United implemented that plan, which included an immediate reduction in capacity of 8% effective April 6, 2003 and placing a number of employees on temporary unpaid leave.

        In addition, United has been working with other carriers, major labor unions, and the Air Transport Association, a trade association of major U.S. airlines, to develop and propose a comprehensive government assistance package for the carriers.  Potential components could include relief from certain taxes, the payment by the federal government of all costs for airport security, opening up the Strategic Oil Reserve and government-provided terrorism insurance for the airlines.  At this time it is impossible to assess the prospects of such legislation and there can be no assurance that Congress or the President will approve this or any other relief for the industry.

        Further, if other relief is insufficient or is unavailable on a timely basis, the Company may seek to implement additional, temporary wage reductions for all employees.

Marketing Strategy

        United seeks to attract customers and create customer preference for United by providing a comprehensive network, an attractive frequent flyer program and enhanced and differentiated product and service offerings.

        Alliances.  United has entered into a number of bilateral and multilateral alliances with other airlines to provide its customers more choices and to participate in markets worldwide that it does not serve directly.  These collaborative marketing arrangements typically include one or more of the following features: joint frequent flyer participation; code sharing of flight operations (whereby one carrier's flights can be marketed under the two-letter airline designator code of another carrier); coordination of reservations, baggage handling and flight schedules; and other resource-sharing activities.

        The most significant of these is the Star Alliance™, a global integrated airline network co-founded by United in 1997.  As of December 31, 2002, Star Alliance carriers served approximately 727 destinations in approximately 125 countries with approximately 10,622 daily flights.  Current Star Alliance partners, in addition to United, are Air Canada, Air New Zealand, All Nippon Airways, Asiana, Austrian Airlines, bmi, Lauda Air, Lufthansa, Mexicana, SAS, Singapore Airways, Thai International Airways, Tyrolean and Varig.  Two additional carriers are expected to join in 2003: Spanair as of April 1 and LOT Polish Airlines as of October 26.  United currently holds bilateral antitrust immunity with Air Canada and integrated antitrust immunity with Lufthansa, SAS and the Austrian Airlines Group (which includes Austrian Airlines, Lauda Air and Tyrolean).  United has limited antitrust immunity with bmi subject to completion of an "Open Skies" Agreement between the U.S. and U.K.  For more information on Open Skies and international rights, see "Government Regulation" in this Item 1.

        In July 2002, United announced the development of a marketing partnership with US Airways to include joint frequent flyer participation, joint lounge access and code sharing on certain flights.  Currently, United and US Airways have substantially implemented the first two of those arrangements.  The carriers currently code share on selected flights and expect to complete the implementation of the code sharing element of the partnership by the end of 2003, subject to certain conditions imposed by the U.S. government.  On August 11, 2002, US Airways and certain subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.  That case is still pending before the Bankruptcy Court. Although US Airways has filed a plan of reorganization that has been approved by its creditors and confirmed by the Bankruptcy Court and that provides for its emergence from bankruptcy as a going concern, there can be no assurance that such plan will be implemented successfully.  If US Airways is unable to emerge as a going concern or if it emerges as a significantly smaller or different company, the anticipated benefits to United of the marketing partnership may never materialize and United's business may suffer.

        United has also formed independent marketing agreements with other air carriers, including Aloha, BWIA West Indies Airways, Continental Connection (operated by Gulfstream), Great Lakes Airlines (a regional carrier) and Spanair.  United continually evaluates the need for relationships with these and other carriers and from time to time will change its independent marketing partners as conditions warrant.

        In addition, United operates the United Express® marketing program in North America, under which independent regional carriers serve small and medium-sized cities and link them to United's mainline network.  United Express carriers are Air Wisconsin Airlines, Atlantic Coast Airlines and Sky West Airlines.  On February 27, 2003, United announced that it had entered into an agreement with Mesa Air Group, Inc., pursuant to which Mesa Air will become a United Express carrier on western routes.  As part of the Chapter 11 process, the Company is reevaluating each of the contracts with the three existing United Express carriers and may renegotiate or reject any of these agreements in connection with its reorganization.

        Mileage Plus.  The Mileage Plus frequent flyer program was established to develop passenger loyalty by offering awards and services to frequent travelers.  More than 40 million members have enrolled in Mileage Plus since it began in 1981.  Mileage Plus members earn mileage credit for flights on United, United Express, the Star Alliance carriers and certain other airlines that participate in the program.  Miles also can be earned by purchasing the goods and services of non-airline program participants, such as hotels, car rental companies, and credit card issuers.  Mileage credits can be redeemed for free, discounted or upgraded travel and non-travel awards.  For a detailed description of the treatment of Mileage Plus awards, see "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Distribution Channels.  The overwhelming majority of United's airline inventory continues to be distributed through the traditional channels of travel agencies and global distribution systems ("GDS").  The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Rulemaking that could significantly change the rules under which carriers deal with the GDS.  These new rules are expected to be finalized in January 2004.

        United uses the Apollo reservation system, which is hosted by Galileo International.  The hosting agreement with Galileo continues through 2004.

Industry Conditions

        Operating Environment.  The air travel business is subject to seasonal fluctuations.  United's operations can be adversely impacted by winter weather and United's first- and fourth-quarter results normally reflect reduced travel demand.  Historically, operating results are better in the second and third quarters.  The events of September 11, 2001, and the recession in the U.S. economy distorted the normal seasonal relationships in 2001 and 2002.  As a result of the U.S. war with Iraq, the typical seasonal fluctuations may continue to be disrupted in 2003.

        Competition.  The airline industry is highly competitive.  In domestic markets, new and existing carriers are free to initiate service on any route.  United's domestic competitors include all of the other major U.S. airlines as well as regional carriers, most of which have lower cost structures than United.  Recently, three of United's largest competitors, Delta Airlines, Continental Airlines and Northwest Airlines, have given notice of their intention to implement a comprehensive code sharing arrangement, subject to certain regulatory approval.  The successful introduction of this arrangement, or of other comparable arrangements by other carriers, likely will further intensify domestic competition.

        In its international service, United competes not only with U.S. airlines, but also with foreign carriers.  United's competition on specified international routes is subject to varying degrees of governmental regulations (see "Government Regulation").  United has advantages over foreign air carriers in the U.S. because of its ability to generate U.S. origin-destination traffic from its integrated domestic route systems, and because foreign carriers are prohibited by U.S. law from carrying local passengers between two points in the U.S.  United experiences comparable restrictions in foreign countries.  In addition, U.S. carriers are often constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments.  To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements that allow the carriers to provide traffic feed to each other's flights.  See "Marketing Strategy - Alliances."

Government Regulation

        Domestic Regulation.  All carriers engaged in air transportation in the U.S. are subject to regulation by the DOT.  Among its responsibilities, the DOT has authority to issue certificates of public convenience and necessity for domestic air transportation, grant international route authorities, approve international code share agreements, regulate methods of competition and enforce certain consumer protection regulations, such as those dealing with advertising, denied boarding compensation and baggage liability.

        Airlines are also regulated by the FAA, primarily in the areas of flight operations, maintenance and other safety and technical matters.  The FAA has authority to issue air carrier operating certificates and aircraft airworthiness certificates, prescribe maintenance procedures, and regulate pilot and other employee training, among other responsibilities.  The FAA also administers the U.S. air-traffic control system.  From time to time, the FAA issues rules that require air carriers to take certain actions, such as the inspection or modification of aircraft and other equipment, that may cause United to incur substantial, unplanned expenses.

        From time to time, the Company is subject to inquiries by these and other U.S. and international regulatory bodies.  The Company does not believe that any such existing inquiries will have a material effect on its business.

        Access to landing and take-off rights, or "slots," at four U.S. airports historically has been subject to government regulation.  At these airports, O'Hare International in Chicago, John F. Kennedy International and LaGuardia in New York, and Reagan National in Washington, D.C., the FAA has regulated the number of available slots. The Wendell H. Ford Aviation Investment and Reform Act for the 21st Century, enacted in April of 2000, eliminated all slot restrictions at O'Hare in July of 2002 and called for the elimination of slot restrictions at Kennedy and LaGuardia by 2007. The eliminations to date have not had, and the planned eliminations are not expected to have, a material effect on the Company.

        International Regulation. Internationally, the Company is subject to the aviation authorities of the foreign countries that United serves. These authorities may from time to time impose regulations beyond those that apply to United's domestic operations.

        Historically, access to foreign markets has been tightly controlled through bilateral treaties regulating the number of points served, the number of carriers and the frequencies of flights. More recently, the U.S. has pursued a policy of "Open Skies," under which the U.S. government has negotiated a number of bilateral agreements allowing unrestricted access to foreign markets. While a considerable number of foreign governments have agreed to Open Skies, several major markets remain subject to restrictive bilateral agreements. Among them are London and Tokyo, where United has significant operations. Further, United's ability to serve some countries and its expansion into certain others is limited by the absence altogether of aviation agreements between the U.S. and the relevant governments. Shifts in U.S. or foreign government aviation policies can lead to the alteration or termination of air service agreements between the U.S. and other countries.  These changes could diminish the value of United's international route authority because changes in these agreements could curtail or terminate United's international rights in the associated markets.

         During 2002, United sought to expand its access to and presence in Asia.  In response to United's application for additional frequencies under newly negotiated rights in the U.S.-Hong Kong bilateral agreement, the DOT awarded United rights that will allow United to operate a second daily Hong Kong-Tokyo flight.  United also was awarded an additional code share frequency to serve Vietnam, which brings the carrier's current pool of Vietnam code share frequencies to eight.  Although Vietnam holds significant commercial potential, the absence of an air service treaty between the United States and Vietnam prohibits U.S. carriers from serving this market directly.

         The air services agreement between the U.S. and Japan provides an unlimited number of frequencies to certain carriers, including United.  United also holds significant traffic rights from Japan to other locations within the Pacific.  These rights and the 2002 opening of Tokyo's Narita airport's second runway provided United with the opportunity to add service in 2002 between Tokyo and Taipei.

         In connection with its international services, United is required to make regular filings with the DOT and, in some cases, to observe rules establishing the tariffs charged and service provided.  In some cases, fares and schedules also require the approval of the relevant foreign governments.

        The European Union (the "EU") is taking an increasingly active role in regulating international aviation. In October of 2002, the European Commission granted antitrust immunity, subject to certain conditions, to United, Lufthansa and SAS.

        In November 2002, the European Court of Justice issued a ruling that invalidated certain provisions of aviation agreements between the U.S. and the EU.  The governments are committed to ensuring that this ruling does not interrupt existing air service.  This decision paves the way for the EU to negotiate aviation treaties on behalf of EU Member States with other non-EU countries.

        The European Commission continues its attempts to modify the existing regulation that governs slots at EU airports.  The most recent proposal, if accepted, would have the effect of favoring EU airlines and would dramatically alter the manner in which EU slots are held and allocated. The proposed changes threaten to redefine the issue of slot ownership and impede the selling and trading of slots.

        Starting in late 2001 and continuing through March 24, 2002, airport authorities and other regulatory bodies granted United and other international slot holders short-term waivers from an international rule that ordinarily requires a carrier to forfeit any slot that it uses less than 80% of the time in any season.  Separately, the DOT waived through March 31, 2002 its requirement that U.S. carriers in limited-entry international markets return to the DOT frequencies in those markets that they do not use more than 90 days. In light of the current conflict with Iraq, United and other carriers are seeking comparable waivers of the slot and frequency-of-use requirements from domestic and international regulatory bodies and airport authorities.

        Legislation.  The Air Transportation Safety and System Stabilization Act of 2001 (the "Stabilization Act") established the federal Air Transportation Stabilization Board ("ATSB") and made $5 billion in federal grants and $10 billion in loan guarantees conditionally available to the airline industry.  The legislation also provides relief from increased insurance premiums, caps potential liability from the September 11 terrorist attacks, limits liability for any future terrorist events and creates a federal compensation fund for attack victims.  In 2001 and 2002, United received $782 million in grants. On June 24, 2002, UAL submitted an application to the ATSB for a loan guarantee in connection with a contemplated financing.  After discussions with the ATSB and subsequent revision to the application, on December 4, 2002, the ATSB informed the Company that it had not approved the application.  Notwithstanding the denial of the Company's application for a pre-petition loan guaranty, UAL has been continuing to work with the ATSB toward the possible funding of a loan that would provide financing to the Company upon its exit from bankruptcy.

        Separate legislation enacted in November 2001, the Aviation and Transportation Security Act (the "Aviation Act"), has had wide-ranging effects on United's operations.  The Aviation Act makes the federal government responsible for virtually all aspects of security that United has traditionally provided.  The Aviation Act created a new government agency, the TSA, responsible for aviation security. Notably, the Aviation Act required that the security screener workforce be composed entirely of federal employees by November 2002.  Regulations under the Aviation Act also require carriers to charge passengers in the U.S. a security fee of $2.50 per enplanement, capped at $10.00 per round trip and to remit that fee to the DOT.  The DOT, as provided in the Aviation Act, also has assessed an additional fee, equal to the amount paid by carriers for security screening in the year 2000, directly on air carriers to compensate for the costs of screening activities and property.  The Aviation Act mandates numerous additional security measures, including that, as of December 31, 2002, all checked baggage be screened by explosive detection systems.

        Privacy Laws. An initiative of significant impact within the EU and elsewhere is the introduction of privacy standards that apply to companies transmitting private information from the EU to non-EU countries.  To comply with the privacy directives, the U.S. Commerce Department and the EU have agreed to safe harbor principles.  Although the safe harbor principles are voluntary at this time, United plans to comply with them.  The U.S. Commerce Department and the EU continue to review the status of voluntary compliance.

        Canada, Argentina and Australia have enacted new privacy laws covering the collection and disclosure of personally identifiable information.  These laws may have an impact on the way United collects and transmits personally identifiable information in these jurisdictions.

        Environmental Regulations.  The Company, like others in the airline industry, is subject to federal, state, local, and foreign environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils, and waste materials.  The Company and the industry are also subject to other environmental laws and regulations, including those that require the Company to remediate soil or groundwater to meet certain objectives.  It is the Company's policy to comply with all environmental laws and regulations, which can require expenditures.  The Company also conducts voluntary remediation actions.  These costs are not expected to have a material adverse effect on the business.

        Under the federal Comprehensive Environmental Response, Compensation and Liability Act (commonly known as "Superfund") and similar environmental clean-up laws, waste generators can be subject to liability for investigation and remediation costs at disposal sites that have been identified as requiring response actions.  The Company has been identified as a potentially responsible party (by a governmental unit or private party) at certain sites that could result in future expenditures, including the Mattiace Petrochemical Superfund Site, the Approved Oil Superfund Site, the Chemsol Inc. Superfund Site, and the Gibson Environmental Inc. Superfund Site.

        There is a dispute primarily among United, American, and Ogden Services (as well as Northwest Airlines and Delta) concerning the responsibility for payment of certain clean up costs for groundwater and soil contamination near terminals 8 and 9 at New York's JFK Airport.  The parties' views on proper allocation of the costs differ. This litigation, which was initiated in 2000 in the Supreme Court of the State of New York, is currently stayed because of the bankruptcy.

        The Miami International Airport has been conducting a long-term project to investigate and remediate soil and groundwater contamination at the airport.  Recently, the Miami International Airport has identified a multitude of current and former tenants it believes should help pay for these remedial measures, and United is one of these tenants.  While the airport initiated a lawsuit in 2001 against a handful of potentially responsible parties, United is not one of the parties named in the lawsuit.

        In accordance with a June 1999 order issued by the California Regional Water Quality Control Board ("CRWQCB"), United, along with most of the other tenants of the San Francisco International Airport, has been investigating potential environmental contamination at the airport and conducting remediation when needed.  Among these projects is an investigation and remediation project for solvent impacts to soil and groundwater at the San Francisco Maintenance Center.  This project is being conducted in accordance with CRWQCB approvals.

        In August 2002, the Company entered into a settlement with the U.S. EPA to address voluntarily disclosed Clean Air Act violations associated with the requirement that low-sulfur diesel fuel be used in certain ground support equipment.  This settlement involves a penalty payment and performance of a Supplemental Environmental Project (involving the replacement of some older ground support equipment with new electric-powered equipment).

        The U.S. EPA and the State of California are seeking penalties, and potentially injunctive relief, from the Company for alleged non-compliance with hazardous waste generator requirements at United's San Francisco Maintenance Center identified in 1999 and 2001.  The Company has been working with both governmental entities to resolve this matter.

        In addition to the matters discussed above, from time to time the Company becomes aware of potential non-compliance with environmental regulations, which have either been identified by the Company (through its internal environmental compliance auditing program) or through a governmental entity.  In some instances, these matters could potentially become the subject of an administrative or judicial proceeding and could potentially involve monetary sanctions of $100,000 or more.

        The Company does not expect these matters, individually or collectively, to have a material adverse effect on the Company.

Employees - Labor Matters

        As of March 1, 2003, the Company and its subsidiaries had approximately 72,000 employees, of which approximately 80% are represented by various labor organizations.  This number represents a significant reduction from the end of 2001, when the Company and its subsidiaries had approximately 84,000 employees.  This reduction was a direct response to the continuing adverse impact on air travel resulting from the September 11, 2001 terrorist attacks, reduced demand for air travel in general, as well as United's concerted efforts to reduce costs.

        The employee groups, number of employees, labor organization and current contract status for each of United's collective bargaining groups, as of February 28, 2003, were as follows:

Employee Group	Number of Employees	Union	Contract Open for Amendment
Pilots	8,231	ALPA	September 1, 2004
Flight Attendants	18,099	AFA	March 1, 2006[1]
Mechanics & Related	10,326	IAM	July 12, 2005
Public Contact Employees/Ramp &
Stores/Food Service Employees	21,180	IAM	November 1, 2004
Dispatchers	173	PAFCA	January 1, 2005
Meteorologists	18	TWU	June 1, 2005

        Collective bargaining agreements ("CBAs") are negotiated under the Railway Labor Act, which governs labor relations in the transportation industry, and typically do not contain an expiration date.  Instead, they specify an amendable date, upon which the contract is considered "open for amendment."  Prior to the amendable date, neither party is required to agree to modifications to the bargaining agreement.  Nevertheless, nothing prevents the parties from agreeing to start negotiations or to modify the agreement in advance of the amendable date. Contracts remain in effect while new agreements are negotiated.  During the negotiating period, both the Company and the negotiating union are required to maintain the status quo.

         In order to meet the earnings covenant under the DIP Financing, United needed to obtain substantial labor savings from its employees by mid-February 2003. Therefore, the Company imposed immediate wage reductions on its management and salaried employees, including officers in December 2002. Additionally, United immediately began negotiations with all of its unions in early December regarding the changes to the Company's CBAs necessary to satisfy United's short-term and long-term financial and business imperatives.

        In the event the parties cannot reach consensual modifications, Section 1113(c) of the Bankruptcy Code permits the Company to move to reject its CBAs. Under Section 1113(c), the Company must satisfy several statutorily prescribed substantive and procedural prerequisites before the Bankruptcy Court will authorize the Company to reject its CBAs. In order to meet the deadline imposed by the DIP Financing covenants for reducing its labor costs, United had been prepared to file a motion to reject its CBAs pursuant to Section 1113(c) of the Bankruptcy Code by December 26, 2002, if consensual CBA modifications could not be reached before that date.

        As the December 26 deadline neared, however, United and several of its unions agreed to consensual interim wage relief from its unions that would allow United and its unions more time to continue negotiations to reach agreements on the CBA modifications necessary for United to reorganize successfully while still meeting the short-term financial imperatives established by the DIP covenants. United reached agreements with four of its five unions to reduce wages on an interim basis, effective January 1, 2003 to April 30, 2003. The leadership of the IAM rejected the Company's proposal and therefore, on December 27, 2002, United filed a motion with the Bankruptcy Court to impose a wage reduction for the IAM-represented employees. On January 10, 2003, the Bankruptcy Court granted the Company's motion.

_______________________
1  The collective bargaining agreement between the Company and the AFA provides for negotiated mid-term wage adjustments.

        Under the terms of the interim agreements with its unions, and the relief granted by the Bankruptcy Court against the IAM, United agreed not to file a motion to reject its CBAs pursuant to Section 1113(c) before March 15, 2003. In the meantime, United and its unions continued negotiations. The Company's DIP covenants, however, still require United to obtain all of the relief sought in its proposed CBA modifications by May 1, 2003. As a result, on March 17, 2003, United filed a motion to reject its CBAs pursuant to Section 1113(c) and the Bankruptcy Court has scheduled hearings on this motion for April 14. March 17 was the deadline by which such a motion needed to be filed to ensure that the Company could obtain a ruling on its motion by early May 2003 and stay in compliance with its DIP Financing covenants.

         On March 26, 2003, the Company reached a tentative agreement with the Air Line Pilots Association, International ("ALPA") on a restructured CBA. The agreement, which will become effective May 1, 2003, if ratified by the pilot membership, has a 6-year duration and would reduce pay and benefits, and improve productivity (through work rule changes), by an average of approximately $1.1 billion per year versus the current contract.  As part of these changes, retirement and medical benefits for pilots would be reduced through a decrease in the Company's contribution to the pilot defined contribution plan, a reduction in the formula for their defined benefit plan, and changes to the medical plan including increases to co-payments.

         The tentative agreement includes a success-sharing program that provides the opportunity for annual pay-outs tied to the Company's level of profitability and performance.  The tentative agreement provides for significantly enhanced flexibility with respect to regional jets, code share arrangements and a low-cost offering.  Finally, the Company has agreed to include in its plan of reorganization provisions that pilots would receive a distribution of the equity, securities or other consideration provided to the general unsecured creditors.  Additionally, the Company had agreed that any plan of reorganization it proposes or supports will provide the pilot group with a distribution of the above-described equity, securities or other consideration (as compared to the total distribution provided to all employee groups) which matches the proportion of pilots' contribution to total employee cost reductions.

         The pilot contribution in the tentative agreement represents a significant portion of the overall labor cost reductions sought by the Company.  Should the Company be unable to obtain labor cost reductions from any of its union groups (through consensual agreements or otherwise) which fall below the relief the Company has articulates as necessary from that group, the Company has agreed to proportionately reduce ALPA's approximate $1.1 billion contribution.

        For additional information on labor negotiations, see Other Information, "Labor Agreements" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Governance and the ESOPs; Sunset

        In July 1994, the stockholders of UAL approved a plan of recapitalization that provided an approximately 55% equity and voting interest in UAL to certain employees of United, in exchange for wage concessions and work-rule changes.  The employees' equity interest was allocated to individual employee accounts through the year 2000 under the Employee Stock Ownership Plans ("ESOPs") created as part of the recapitalization.  The entire ESOP voting interest is voted by the ESOP trustee at the direction of, and on behalf of, the employees participating in the ESOPs through Voting Preferred Stock. For further background information and a description of the ESOPs see Note 16, "ESOP Preferred Stock" and Note 19, "Employee Stock Ownership Plans" in the Notes to Consolidated Financial Statements.

        As part of the recapitalization, the Company's stockholders approved an elaborate governance structure, which was contained principally in the Company's Restated Certificate of Incorporation ("UAL Charter") and the ESOPs.  Among other matters, the UAL Charter provided that the Company's Board of Directors was to consist of five public directors, four independent directors and three employee directors appointed by different classes of stockholders.  A number of special stockholder, Board and Board Committee voting requirements were also established which included special Board voting requirements on Extraordinary Matters (e.g. specified business transaction outside the ordinary course of business; significant asset dispositions; and most issuances of equity securities), amendments to the UAL Charter and specified bylaws, repurchases of common stock, stock sales to employee benefit plans, and business transactions with labor.

        Under the terms of the UAL Charter, these special governance provisions, except as set forth below, expired or "Sunset" in all relevant respects on March 7, 2003, when the (a) common shares issuable upon conversion of outstanding Class 1 and Class 2 ESOP convertible preferred stock, plus (b) Common Equity (generally common stock issued or issuable as of July 1995) and common stock held in the ESOP and any other employee benefit plans sponsored by UAL or any of its subsidiaries for the benefit of employees, represented, in the aggregate, less than 20% of Common Equity.  For purposes of measuring the Sunset, employee ownership was 33.37% at December 31, 2002 and 19.21% on March 7, 2003.  After Sunset, Class P Voting Preferred Stock, Class M Voting Preferred Stock and Class S Voting Preferred Stock represent the right to cast in the aggregate the number of votes that is equal to 46.23%, 37.13% and 16.64%, respectively, of the number of shares of Common Stock issuable upon conversion of ESOP Preferred Stock outstanding or issuable under the Supplemental ESOP. The following provisions relating to the Board of Directors are in effect following Sunset: the three employee directors (representing ALPA, IAM and salaried and management employees) continue to serve on the Board; the Board size remains at 12 directors; the Outstanding Public Director Nominating Committee has the responsibility to nominate up to nine directors; and the two union directors serve on the Executive Committee and on any other committees with responsibilities substantially the same as to those of any committee on which the union directors were serving immediately prior to Sunset.

       This section is intended as a general summary and is qualified in its entirety by reference to the UAL Charter.

ITEM 2.  PROPERTIES.

Flight Equipment

        As of December 31, 2002, United's operating aircraft fleet totaled 567 jet aircraft, of which 267 were owned and 300 were leased.  These aircraft are listed below:

Aircraft Type	Average No. of Seats	Owned	Leased	Total	Average Age (Years)

A319-100	120	33	22	55	3
A320-200	138	43	55	98	5
B737-300	120	10	91	101	14
B737-500	104	39	18	57	11
B747-400	347	23	21	44	8
B757-200	182	43	54	97	11
B767-200	168	18	0	18	20
B767-300	219	17	20	37	8
B777-200	288	41	19	60	4

Total Operating Fleet		267	300	567	9

        As of December 31, 2002, all 267 of the aircraft owned by United were encumbered under debt agreements.  For additional information on accounting for these aircraft see Note 12, "Long-Term Debt" and Note 13, "Lease Obligations" in the Notes to Consolidated Financial Statements.

        United has on firm order with the manufacturers 42 Airbus A319-100 and A320-200 and one Boeing 777-200 aircraft.  The Company is evaluating these contracts in light of its financial condition and operational requirements.

        In connection with the Company's bankruptcy reorganization under Chapter 11, United is reassessing its fleet requirements and is seeking to reduce significantly its aircraft financing costs. Central to this undertaking is the Company's effort to readjust lease and mortgage payments for aircraft whose fair market values have fallen since the execution of the original agreements.  United is negotiating with a significant number of its aircraft lenders and lessors to restructure the underlying financings to reflect current market rates.  Although the Company has reached agreements in principle with respect to a number of aircraft, there can be no assurance that those tentative arrangements will be successfully converted to final contracts, or that other comparable arrangements will be available to the Company.  To the extent United is unable to reach final agreements at economically attractive terms for the requisite number of aircraft, its financial and operational performance may be adversely affected.

        Under Section 1110 of the Bankruptcy Code, the automatic stay lasts for only 60 days with respect to Section 1110-eligible aircraft, engines and related equipment except under two conditions. The debtor may extend the 60-day period by agreement of the relevant financier, with court approval. Alternatively, the debtor may agree to perform all of the obligations under the applicable financing and cure any defaults thereunder as required by the Bankruptcy Code.  In the absence of either such arrangement, the financier may take possession of the property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment.

        The 60-day period under Section 1110 in UAL's Chapter 11 Case expired on February 7, 2003.  The Company has reached agreements with a significant number of aircraft financiers to extend the automatic stay, in exchange in certain instances for United's agreement to make specified payments.  United also has made elections with respect to certain other aircraft to cure all existing defaults and to pay the contract rates as required by the Bankruptcy Code. With respect to certain aircraft, however, United neither negotiated an extension of the automatic stay nor agreed to cure and resume payments.  Accordingly, the financiers of such aircraft may seek to repossess the property.  Although no such financiers have sought to repossess any United equipment, and although the Company believes that market conditions for commercial aircraft make repossession unlikely, there can be no assurance that UAL's lenders and lessors will not repossess any of the applicable aircraft.  Any such repossessions could result in substantial disruptions to United's operations and could have a material adverse effect on the Company's business.

        For more information on Section 1110, see Note 1, "Proceedings Under Chapter 11 of the Bankruptcy Code" in the Notes to Consolidated Financial Statements.

Ground Facilities

        United has entered into various leases relating to its use of airport landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves.  Major leases expire at San Francisco in 2003 and 2011, Oakland in 2007, Washington-Dulles in 2014, Chicago O'Hare in 2018, Los Angeles in 2021, Denver in 2025 and Indianapolis in 2031.  United intends to exercise its rights under the 2003 San Francisco lease by extending the term until 2013 pursuant to a 10-year renewal option. United owns a 106-acre complex in suburban Chicago consisting of more than 1,000,000 square feet of office space for its world headquarters, a computer facility and a training center.  United also owns a flight training center, located in the City and County of Denver, that can accommodate 36 flight simulators and more than 90 computer-based training stations.  Both the Chicago and Denver facilities are fully mortgaged. United owns a limited number of other properties, including a reservations facility and an office building in Denver and a crew hotel in Honolulu, Hawaii; all of these facilities are fully mortgaged.

        United's Maintenance Operation Center at San Francisco International Airport occupies 129 acres of land, 3,000,000 square feet of floor space and 12 aircraft hangar docks under a lease expiring in 2003, with an option to extend for 10 years.  United intends to exercise its rights under the lease agreement by extending the term until 2013 pursuant to the renewal option. United's Indianapolis Maintenance Center, a major aircraft maintenance and overhaul facility, is operated under a lease with the Indianapolis Airport Authority that expires in 2031.  The Indianapolis Maintenance Center occupies 300 acres of land, 1,690,000 square feet of floor space and 12 aircraft hangar docks. United also leases a major facility at the Oakland, California airport, dedicated to widebody airframe maintenance.  The Oakland facility occupies 44 acres of land, 380,000 square feet of floor space and has four aircraft hangar docks.

        United's off-airport leased properties have included a number of ticketing, sales and general office space in the downtown and outlying areas of most of the larger cities comprised in the United system. As part of its restructuring and cost containment efforts, United has closed, terminated or rejected all of its city ticket office leases. United continues to lease and operate a number of general office, reservations, sales and other support facilities.

        At December 31, 2002, approximately $1.7 billion in special facilities revenue bonds ("municipal bonds") originally issued on behalf of United to build or improve airport-related facilities were outstanding. The Company leases facilities at airports pursuant to lease agreements where municipal bonds funded at least some of its airport-related projects. Pursuant to the financing agreements entered into by United in connection with such issuance of municipal bonds, the Company is required to make payments in amounts sufficient to pay the interest semi-annually with principal payable upon maturity.

        United is not permitted under the Bankruptcy Code to make payments on unsecured pre-petition debt without providing notice to its creditors and receiving the approval of the Bankruptcy Court. As United has been advised its municipal bonds are unsecured (or in certain instances, partially secured) pre-petition debt, United cannot make payments thereon without first meeting the requirements outlined above.Accordingly, the Company has classified all of its municipal bonds as liabilities subject to compromise.

        Section 365 of the Bankruptcy Code requires that the Company timely perform all of its post-petition obligations under unexpired leases of non-residential real property. The Company believes that it is in compliance with all payment obligations under its lease agreements relating to those airports where it has municipal bonds outstanding. Under certain of the airport lease agreements, however, the Company may be considered in default due to the non-payment of the debt and therefore subject to the default provisions of the lease agreements with the airports. Possible consequences could include loss of the Company's status as a signatory airline (resulting in increased rents and landing fees) and loss of the Company's exclusive space agreement.

        The Company did not pay certain rental and landing fees when first due on December 1, 2002 under its airport use agreement with the City of Chicago with respect to the Chicago O'Hare International Airport. By letter to the Company dated December 4, 2002, Corporation Counsel for the City of Chicago asserted that the Company may have forfeited its exclusive rights to its premises at O'Hare on account of the Company's non-payment of such rental and landing fees. By letter to Corporation Counsel for the City of Chicago on December 5, 2002, the Company confirmed that it had paid, by wire transfer, on December 5, 2002, the full payment of outstanding rental and landing fee obligations at O'Hare and that such payment constituted a cure of any delinquency or default and that the Company's rights under such lease remain unaffected. Likewise, by letter to Corporation Counsel for the City of Chicago on December 6, 2002, the Company reiterated its position that the December 5th payment represented a cure of any rental delinquencies or defaults and that the City's attempt to modify the Company's exclusive rights was ineffective. A difference of opinion remains as to whether the City of Chicago's attempt to change the exclusive nature of the premises at O'Hare has any legal effect.

        The Company did not make the debt service payments due March 1, 2003 of approximately $3.2 million on its Chicago O'Hare Series 1999A Bonds and of approximately $1.0 million on its Miami-Dade Series 2000 Bonds. Additionally, the Company does not intend to make debt service payments or any other payment due on or after April 1, 2003 on any of the municipal bond issuances, which include those referenced above, issued on behalf of the Company and relating to domestic airport financings.

        The Company filed a Complaint Of Debtor For Declaratory Judgment with the Bankruptcy Court on February 28, 2003 and entered into a Standstill Agreement with the City of Chicago to seek clarification of its obligations under the municipal bonds and to protect its rights under its airport lease agreement at Chicago's O'Hare International Airport until the Bankruptcy Court decides the merits of the complaint.

        On March 21, 2003, the Company filed other Complaints of Debtor for Declaratory Judgment and, in connection therewith, corresponding Motions for Temporary Restraining Order with respect to the municipal bonds issuances relating to the facilities at the Denver International Airport, the New York City - John F. Kennedy International Airport, the San Francisco International Airport, and the Los Angeles International Airport, each seeking a clarification of the Company's obligations under the applicable municipal bonds, and the protection of its rights under its underlying airport lease agreements at the applicable airport until the Bankruptcy Court decides the merits of each of the above complaints. On March 27, the Bankruptcy Court conducted a hearing on this issue.  At that time, the Court continued the hearing until March 31, 2003 and the parties are attempting to negotiate an order that would protect the Company's rights under its leases by requiring the lessors to give additional notice of certain alleged defaults.  The Company is unable to predict what, if any, action might be taken in the future by either the bondholders or the airport authorities as a result of its failure to pay these obligations as contractually required.

ITEM 3.  LEGAL PROCEEDINGS.

In re: UAL Corporation, et. al.

         As discussed above, on the Petition Date, the Company, United and 26 other direct and indirect wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  The Chapter 11 Cases are being jointly administered under the caption "In re UAL Corporation, et al., Case Nos. 02-B-48191 through 02-B-48218."  As debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  As of the Petition Date, virtually all pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Debtors.  In addition, Debtors may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court.  At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business.

Summers v. UAL Corporation ESOP, et. al.

        The UAL Corporation ESOP and the ESOP Committee were sued on February 28, 2003, by certain ESOP participants in a purported class action that alleges that the ESOP Committee breached its fiduciary duty by not selling UAL stock held by the ESOP from July 19, 2001 to the present. The complaint cites numerous events and disclosures that allegedly should have alerted the Committee to the need to sell the shares. The ESOP committee ultimately appointed State Street to act as fiduciary, and State Street started selling the shares in September 2002 when the stock was trading between $1 and $5 per share. The Company has $10 million in fiduciary insurance in place to cover some portion of any liability and is obligated to indemnify the Committee members beyond that coverage.

Frank, et al. v. United; EEOC v. United

        A class action lawsuit against United was filed on February 7, 1992 in federal district court in California, alleging that United's former flight attendant weight program, in effect from 1989 to 1994, unlawfully discriminated against flight attendants on the grounds of sex, age and other factors, and seeking monetary relief.  On April 29, 1994, the class was certified as to the sex and age claims. Following extensive motion practice, on March 10, 1998, the district court dismissed all the claims against United.  Following an appeal to the U.S. Court of Appeals for the Ninth Circuit, a three-judge panel of the Ninth Circuit, on June 21, 2000, overturned the ruling.  The court ruled that the plaintiffs were entitled to judgment as a matter of law on their claims for discrimination based on sex and that a trial was required for determination on their claims for age discrimination. In addition, the appellate court reversed the dismissal of all individual class representative claims of discrimination and the case was remanded to the district court for further proceedings.  United's petition before the U.S. Supreme Court was rejected.  Prior to United's Chapter 11 filing, the parties settled the case to enable plaintiffs to establish the size of their unsecured claim.  The automatic stay resulting from United's Chapter 11 filing will be lifted to allow the court to conduct proceedings to allow the finalization of the settlement as to the class.

Hall d.b.a. Travel Specialists v. United

        A North Carolina travel agent filed an antitrust class action suit against United (and other carriers) initially in state court and then in federal court in North Carolina following the reduction by United (and other carriers) in November 1999 of commission rates payable to travel agents. Plaintiffs allege that United and the other carrier-defendants conspired to fix travel agent commissions in violation of the Sherman Act and seek treble damages and injunctive relief. Subsequent to this initial filing, the case has been expanded by the addition of five new travel agencies, ARTA, and eight new carrier defendants, including two Star Alliance carriers. In addition, the court has allowed the addition of claims related to carriers' commission reduction actions in 1997, 1998, 2001, and 2002. Earlier this year the Court granted plaintiffs' motion to certify the case as a class action consisting of all U.S. (and its possessions) travel agencies. Plaintiffs have claimed lost commissions, assuming liability, in the amount of approximately $13 billion, although United's alleged share of this amount has not been determined by plaintiffs. Upon UAL's Chapter 11 filing, this case was stayed as against United. Since that date, all remaining defendants have moved for summary judgment. Those motions are pending before the court.  Trial has been set for September 2, 2003.

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

Litigation Associated with September 11 Terrorism

        Approximately 40 lawsuits have been served on United in the U.S. District Court for the Southern District of New York related to the September 11 terrorist attacks.  The suits seek a variety of recoveries, including wrongful death, injury or property damage, and claim that United and others breached their duty of care to the passengers and to the ground victims.  A number of lawsuits have also been filed against American and other defendants.  Under federal law, United's liability on such claims will be limited to the amount of United's insurance coverage.  United anticipates the filing of other lawsuits related to the September 11 attacks in the future.  Also, a forum was created under federal law to provide, as an alternative to litigation, an administrative avenue for the payment of compensation to victims of the terror attacks. United has stipulated that the automatic stay applicable to these lawsuits under the U.S. Bankruptcy Code will be lifted for 60 days to permit United's participation in a motion to dismiss the claims of the ground victims.

        See also Item 1, "Business - Environmental Regulation" and Note 21, "Commitments, Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders of the Company during the fourth quarter of 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.

        The Company's Common Stock, $.01 par value (the "Common Stock"), is traded principally on the New York Stock Exchange (the "NYSE") under the symbol UAL, and is also listed on the Chicago Stock Exchange and the Pacific Stock Exchange.  The following sets forth for the periods indicated the high and low sales prices of the Company's Common Stock on the NYSE Composite Tape and dividends paid per share.

		High	Low	Dividends Paid
2002:
	1st quarter	$ 17.90	$ 10.90	none
	2nd quarter	16.11	9.50	none
	3rd quarter	11.60	1.90	none
	4th quarter	4.91	0.64	none

2001:
	1st quarter	$ 45.50	$ 30.50	$ .3125
	2nd quarter	38.50	30.50	.3125
	3rd quarter	36.54	16.22	.0500
	4th quarter	20.10	9.40	none

        The Company has suspended the payment of cash dividends on the Common Stock. No assurance can be given as to when or whether the payment of dividends will resume.

        The rights and claims of the Company's various creditors and security holders will be determined by any plan of reorganization filed by UAL.  No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies, and it is possible that UAL's equity or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

        On February 28, 2003, based on reports by the Company's transfer agent for the Common Stock, there were 19,665 common stockholders of record.

        Continued listing on the NYSE requires, among other things, compliance with certain quantitative criteria established by the NYSE. One such requirement is that the stock price remain, on average, at or above $1. On March 25, 2003, the Company received notice from the NYSE that the Common Stock was "below criteria" in this regard in that its average closing price for the preceding 30 consecutive trading days was less than $1. The Company has determined that it cannot affirm to the NYSE an intent to cure this deficiency within the prescribed period of time and, as a result, the NYSE has initiated delisting procedures of the Common Stock and other NYSE-listed securities of UAL. The Company expects the last day of trading on the NYSE to be April 2, 2003.

ITEM 6. SELECTED FINANCIAL DATA AND OPERATING STATISTICS.

(In Millions, Except Per Share and Rates)	Year Ended December 31
	2002	2001	2000	1999	1998
Income Statement Data:
Operating revenues	$ 14,286	$ 16,138	$ 19,352	$ 18,027	$ 17,561
Earnings (loss) before extraordinary item
and cumulative effect	(3,212)	(2,137)	265	1,238	821
Net earnings (loss)	(3,212)	(2,145)	50	1,235	821
Per share amounts, diluted:
Earnings (loss) before extraordinary
item and cumulative effect	(53.55)	(39.90)	1.89	9.97	6.83
Net earnings (loss)	(53.55)	(40.04)	0.04	9.94	6.83
Cash dividends declared per common share	-	0.36	1.25	-	-

Other Information:
Total assets at year-end	$ 23,656	$ 25,197	$ 24,355	$ 20,963	$ 18,559
Long-term debt and capital lease
obligations, including current portion,
and redeemable preferred stock	700	10,117	7,487	5,369	5,345
Liabilities subject to compromise	13,833	-	-	-	-

Revenue passengers	69	75	85	87	87
Revenue passenger miles	109,460	116,635	126,933	125,465	124,609
Available seat miles	148,827	164,849	175,485	176,686	174,008
Passenger load factor	73.5%	70.8%	72.3%	71.0%	71.6%
Breakeven passenger load factor	92.3%	90.1%	69.4%	64.9%	64.9%
Passenger revenue per passenger mile	10.8¢	11.7¢	13.3¢	12.5¢	12.4¢
Operating revenue per available seat mile	9.4¢	9.8¢	11.0¢	10.2¢	10.1¢
Operating expense per available seat mile	11.4¢	12.0¢	10.6¢	9.4¢	9.2¢
Fuel gallons consumed	2,458	2,861	3,101	3,065	3,029
Average price per gallon of jet
fuel, including tax	78.2¢	86.5¢	81.0¢	57.9¢	59.0¢

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10K, and are subject to various risks and uncertainties. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in the last paragraph of the section, "Outlook for 2003." The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Chapter 11 Reorganization

        On December 9, 2002, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, in Chicago. For further details regarding the bankruptcy filing, see "Bankruptcy Considerations" under Item 1.

        On the Petition Date, the Bankruptcy Court gave interim approval for an aggregate of up to $1.5 billion in DIP Financing. The DIP Financing is structured as a $300 million facility from Bank One, NA (the "Bank One Facility") and a $1.2 billion facility provided by a group led by JPMorgan Chase Bank, Citicorp USA, Inc., Bank One, NA and The CIT Group/Business Credit, Inc. (the "Club Facility").  The Company has received commitments of $1.0 billion under the Club Facility following the completion of the syndication process for that facility; the balance is conditioned upon the participation of one or more additional lenders, subject to approval by the existing participants.  The Company currently has access to the entire Bank One Facility and to $500 million of the Club Facility. Access to the balance of the Club Facility is subject to specified terms of that facility.  These terms require that the Company achieve performance milestones under its business plan, which include substantial cost savings in the near term.  Final approval of the DIP Financing was granted by the Bankruptcy Court on December 30, 2002. For more information on the DIP Financing, see Note 1, "Proceedings Under Chapter 11 of the Bankruptcy Code" in the Notes to Consolidated Financial Statements.

        In order to successfully exit Chapter 11, the Company will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for its corporate governance subsequent to exit from bankruptcy. The timing of filing a plan of reorganization by the Company will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 Cases. Although the Company expects to file a plan of reorganization that provides for its emergence from bankruptcy as a going concern, there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

        Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor's estate.  Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under the plan of reorganization.  Notwithstanding the foregoing, the Debtors' rights to possess and operate certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract are governed by Section 1110 of the Bankruptcy Code ("Section 1110") that specifies different treatment. For further information on Section 1110 and its impact on the Company, see "Properties - Flight Equipment" under Item 2 and Note 1, "Proceedings Under Chapter 11 of the Bankruptcy Code" in the Notes to Consolidated Financial Statements.

         Under Section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions.  In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question. Subject to certain exceptions, this rejection relieves the Debtors of performing their future obligations under that lease or contract but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by the deemed breach. Section 1113(c) of the Bankruptcy Code specified particular treatment of collective bargaining agreements ("CBAs") which a debtor may move to reject if the debtor first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court's approval of the rejection. See "Employees - Labor Matters" under Item 1 and "Labor Agreements" below for further information.

        At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the Company's business or when it may emerge from Chapter 11.  The Company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the plan as well.  No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies, and it is possible that UAL's equity or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

        On February 24, 2003, the Bankruptcy Court entered a preliminary injunction in order to restrict the trading of the Company's common stock and debt interests in the Company. The purpose of the preliminary injunction was to ensure that the Company did not lose the benefit of its net operating loss ("NOL"). Under federal and state income tax law, an NOL can be used to offset future taxable income, and thus is an extremely valuable asset. However, a company can lose the benefit of its NOLs if the company is deemed to undergo an "ownership change" under certain very specific tax rules in the Internal Revenue Code. Excessive trading in a company's stock (or debt when the company is in bankruptcy) can trigger such an "ownership change," and thus the Company sought to restrict the trading of the Company's common stock and debt interests.

        Under the terms of the preliminary injunction, no person can buy or sell UAL stock if that person holds more than 4.8 million shares of UAL common stock or would hold more than 4.8 million shares after the purchase. Any person who holds more than $200 million in debt claims against UAL must register as a "substantial claimholder" with UAL, and no person may acquire debt claims against UAL if the acquisition of the claims would cause them to hold more than $200 million in such claims. See Note 7, "Income Taxes" in the Notes to Consolidated Financial Statements.

         The accompanying consolidated financial statements have been prepared in accordance with SOP 90-7 and on a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  However, as a result of the Debtors' Chapter 11 filing, such realization of assets and satisfaction of liabilities, without substantial adjustments or changes in ownership, are subject to uncertainty.  While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, the Debtors may sell or otherwise dispose of assets, or liquidate and settle liabilities, for some amounts other than those reflected in the consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements.

Results of Operations

Summary of Results -
         The air travel business is subject to seasonal fluctuations. United's operations are often adversely impacted by winter weather and United's first- and fourth-quarter results normally reflect reduced travel demand. Historically, operating results are better in the second and third quarters. The events of September 11 and the downturn in the U.S. economy distorted the normal seasonal relationships in 2001 and 2002. As a result of the U.S. war with Iraq, the typical seasonal fluctuations may continue to be disrupted in 2003.

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

         Additionally, beginning in early 2001, the weakening U.S. economy had a significant impact on the airline industry as corporations reduced their business travel budgets and changed their travel behavior. During the first six months of 2001, the industry began experiencing significant revenue declines as a result of the decrease in business traffic, which impacted both unit revenues and yields, particularly in the domestic markets. United's domestic passenger revenue was down $728 million (12%) in the first six months of 2001 compared to the same period in 2000, partially driven from a 4% domestic capacity reduction and a 15% decline in business revenues. Domestic unit revenue was down 8% from 2000. Domestic business revenue was down $631 million (15%) in the first six months of 2001, driven by a 13% decline in volume and a 2% decline in yield.

         Historically, there has been a strong correlation between airline revenues and GDP and corporate profitability. As corporate profitability dropped during this period, companies reduced spending on travel. During this period, approximately 65% to 75% of United's domestic revenues were derived from business travelers, which resulted in United being disproportionately affected by this decline as compared to some of United's competitors who rely less heavily on business travelers.

        The terrorist attacks of September 11, 2001 had a significant negative impact on passenger and cargo demand for air travel. In a direct response to the adverse impact on air travel as a result of the terrorist attacks, United reduced its capacity by 23% based on system-wide available seat miles compared to levels prior to September 11. This schedule reduction allowed for the early retirement of the entire B727-200 and B737-200 fleets in 2001. Additionally, United began the process of furloughing approximately 20,000 employees. During the fourth quarter 2001, United restructured its aircraft delivery program with both The Boeing Company and Airbus Industrie to defer deliveries of new aircraft for 2002 and 2003 from the 67 originally planned to 24 aircraft. United took delivery of 24 of an original 49 aircraft scheduled for the year 2002 and will not take delivery of any of the 18 aircraft originally scheduled for 2003. The remaining 43 aircraft have been deferred into 2004 and beyond. United's future schedule will vary as the Company reacts to continuing changes in demand and yields, as well as normal factors such as seasonality and fleet composition.

         As part of the Air Transportation Safety and System Stabilization Act of 2001 (the "Act") enacted in response to the events of September 11, 2001, the federal government made $5.0 billion in federal grants available to the airline industry. The Company received a total of $782 million in grants under the Act. This amount represents the Company's total allocation of grant money under the Act and is recorded as non-operating income in the Statements of Consolidated Operations. For further discussion of the impact of the attacks, the Company's response and the Act on the Company's financial statements, see Note 3, "Special Charges" in the Notes to Consolidated Financial Statements.

         Throughout 2002, the Company continued to suffer from the weakened revenue environment resulting from the events of September 11 and the weak U.S. economy. In early 2002, year-over-year unit revenues had been improving each month from a 14% decline in January to a 4% decline in May; however, unit revenue growth stalled in the third and fourth quarters as demand continued to be weak and yields declined. Industry revenues continue to remain below 1995 levels and United, in particular, has experienced declines in domestic unit revenue that are below industry levels. United's unit revenue for 2002 decreased 4% from the prior year and yields have declined 8% year-over-year.

        UAL's loss from operations was $(2.8) billion in 2002, compared to $(3.8) billion in 2001. UAL's net loss for 2002 was $(3.2) billion ($(53.55) per share), compared to $(2.1) billion ($(39.90) per share) before the cumulative effect of an accounting change in 2001.

        The 2002 results include a special charge of $149 million recorded in connection with the closing of Avolar ($82 million) and severance related to furloughs ($67 million) Additionally, the Company recorded a gain of $46 million on the sale of its investment in Cendant Corporation and recognized $130 million in non-operating income as compensation under the Act. During 2002, the Company also had a 0% effective tax rate, as compared to recognizing a $1.2 billion tax credit in 2001.

        During 2001, United recorded a special charge of $1.3 billion in operating expense and $49 million in non-operating expense for amounts relating to the September 11 terrorist attacks and the resulting impact on the Company's schedule and operations. In addition, through December 31, United has recognized $652 million in non-operating income as compensation under the Act.

        Also during 2001, UAL recognized a special charge of $116 million for costs associated with a terminated merger with US Airways Group, Inc., including a $50 million termination fee. In addition, the Company recorded a gain of $261 million on the sale of certain investments.

         Each of the above special charges and gains on sales are described more fully in Note 3, "Special Charges," Note 7, "Income Taxes" and Note 8 "Investments" in the Notes to Consolidated Financial Statements.

2002 Compared with 2001 -
        Operating Revenues. Operating revenues decreased $1.9 billion (12%) and United's revenue per available seat mile (unit revenue) decreased 4% from 9.76 cents to 9.35 cents. Passenger revenues decreased $1.9 billion (14%) due to a 6% decrease in revenue passenger miles and an 8% decrease in yield. United's available seat miles across the system decreased 10% from 2001; however, passenger load factor increased 2.7 points to 73.5%. The following analysis by market is based on information reported to the DOT:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(7%)	(5%)	(11%)
Pacific	(15%)	(4%)	(3%)
Atlantic	(15%)	(10%)	-
Latin America	(16%)	(19%)	(13%)
System	(10%)	(6%)	(8%)

        Cargo revenues decreased $31 million (4%) due primarily to a 5% decrease in cargo ton miles, as cargo yields remained flat year over year. Other operating revenues increased $95 million (6%) primarily due to increases in Mileage Plus third-party revenues.

        Operating Expenses. Operating expenses decreased $1.5 billion (8%) and United's cost per available seat mile (unit cost) increased 0.8% from 11.24 cents to 11.33 cents, excluding special charges. Salaries and related costs decreased $51 million (1%) as the impact of furloughing employees was partially offset by contractually driven salary and benefit enhancements as well as increases to pension and postretirement expense. Aircraft fuel decreased $555 million (22%) on a 14% decrease in consumption and a 10% decrease in fuel price. Purchased services decreased $239 million (15%) primarily as a result of volume-driven decreases in GDS (global distribution systems) and credit card discount fees. Depreciation and amortization decreased $66 million (6%) primarily due to retirements of older aircraft. Aircraft maintenance decreased $141 million (20%) due to retirements of older aircraft and a decrease in engine and aircraft repair volumes as a result of reduced flying. Commissions decreased $294 million (41%) as a result of United discontinuing paying base commissions on all tickets purchased in the U.S. and Canada, effective March 20, 2002, as well as a decrease in commissionable revenues. Other operating expenses decreased $157 million (9%) due to decreases in crew layover expenses and volume-driven food and beverage costs, offset by increased costs for hull and liability insurance of approximately $100 million.

        Other income (expense). Other non-operating expense amounted to $534 million in 2002 compared to $450 million in 2001, excluding special charges, reorganization items, gains on sales and the airline stabilization grant. Interest expense increased $65 million (12%) due to new debt issuances and increased borrowing rates. Interest capitalized decreased $54 million (68%) primarily as a result of lower advance payments outstanding towards future aircraft purchases. Interest income decreased $45 million (43%) due to lower investment balances combined with lower interest rates. Miscellaneous, net decreased $64 million (74%) primarily as a result of lower reserve requirements for legal and environmental costs.

2001 Compared with 2000 -
        Operating Revenues.  Operating revenues decreased $3.2 billion (17%) and United's revenue per available seat mile (unit revenue) decreased 11% from 11.02 cents to 9.76 cents. Passenger revenues decreased $3.1 billion (19%) due to an 8% decrease in revenue passenger miles and an 11% decrease in yield. United's available seat miles across the system decreased 6% from 2000 which, combined with the decrease in revenue passenger miles, resulted in a decrease to passenger load factor of 1.5 points to 70.8%. The following analysis by market is based on information reported to the DOT:

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

        Operating Expenses. Operating expenses decreased $78 million (0.4%) and United's cost per available seat mile (unit cost) increased 6%, from 10.58 cents to 11.24 cents, excluding special charges. Salaries and related costs increased $203 million (3%) due to routine annual salary increases for non-contract employees, contractually-driven increases for employees represented by ALPA and the estimated costs of contracts with the IAM, which were partially offset by the reduction in force implemented after September 11. Commissions decreased $315 million (31%) as a result of a decrease in commissionable revenues and a change to the commission structure implemented in August 2001, which reduced the cap paid on commissions issued in the U.S. for domestic travel from $50 for a round-trip ticket ($25 for a one-way ticket) to $20 and $10, respectively. Aircraft rent decreased $61 million (7%) as the retirement of older aircraft reduced the number of aircraft under operating leases. Landing fees and other rent increased $50 million (5%) primarily due to increased rates at various airports. Depreciation and amortization increased $38 million (4%) due to an increase in the number of owned aircraft. Cost of sales increased $219 million (21%) primarily due to costs associated with fuel sales to third parties.

        Other income (expense). Other non-operating expense amounted to $450 million in 2001 compared to $271 million in 2000, excluding special charges, gains on sales and the airline stabilization grant. Interest expense increased $123 million (31%) as a result of new debt issuances. Equity in losses of affiliates increased $11 million (92%) primarily due to losses recorded for the Company's investment in Orbitz.

Liquidity and Capital Resources

         The matters described in "Liquidity and Capital Resources," to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Cases. Those proceedings will involve, or may result in, various restrictions on the Company's activities, limitations on financing, the need to obtain Bankruptcy Court and Creditor's Committee approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

        Generally, under the Bankruptcy Code, most of a debtor's liabilities must be satisfied in full before the debtor's stockholders can receive any distribution on account of such shares. The rights and claims of the Company's various creditors and security holders will be determined by any plan of reorganization filed by UAL.  Further, it is also likely that pre-petition unsecured claims against the Company will be substantially impaired in connection with the Company's reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies, and it is possible that UAL's equity or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value.

Liquidity -
         UAL's total of cash, cash equivalents and short-term investments, including restricted cash (both short- and long-term), was $1.9 billion at December 31, 2002, compared to $2.6 billion at December 31, 2001. Cash flows used in operations amounted to $1.1 billion, including the receipt of $130 million in government grant money.

         Property additions, including aircraft and aircraft spare parts, amounted to $887 million, including $730 million of vendor-financed purchases. During 2002, United took delivery of eight A319, twelve A320 and four B777 aircraft. All of these aircraft were purchased. United also acquired one B757 and nine B737 aircraft off lease during the same period. Additionally, ten owned aircraft were sold and then leased back under operating leases during the year.

         Financing activities during 2002 included principal payments under debt and capital lease obligations of $1.3 billion and $220 million, respectively. During 2002, United closed on a $775 million private debt financing which refinanced certain aircraft and raised approximately $250 million in additional cash. United also arranged long-term financing for approximately $314 million in debt that had been placed in interim financing facilities and refinanced $238 million in long-term debt through a sale-leaseback transaction that raised approximately $72 million in additional cash. Additionally, United repaid $133 million in receivables-backed short-term borrowings when certain banks supporting the borrowing program declined to renew it. In December 2002, United borrowed $700 million under the DIP Financing.

         In June 2002, United repaid $34 million to the State of Indiana, on behalf of the various parties to the agreements, for failure to reach its capital targets in connection with the construction of the Indianapolis Maintenance Center. In addition, in December 2002, the Company paid $59 million in retroactive pay plus accrued interest to IAM-represented employees.

         During 2002, the Company received approximately $580 million, net, in income tax refunds, part of which was a result of changes in the tax laws. In addition, United paid $290 million in federal transportation taxes that had been deferred under the Act after the September 11 terrorist attacks.

         Also in 2002, the Company received $137 million in proceeds from the sale of its Cendant Corporation stock and $130 million in compensation under the Act. In the third quarter of 2002, the Company received approximately $113 million in cash which had been held in trust under a services agreement with Galileo International (now Cendant Corporation).

         As of December 31, 2002, the Company had $578 million in restricted cash (including $116 million in long-term restricted cash) on deposit with various state and local governments. The cash largely represents security for worker compensation obligations in states where United self-insures, security deposits for airport leases and reserves with institutions which process the Company's sales. Prior to 2002, United met many of these obligations through surety bonds or a secured letter of credit facility; however, many of the bonds have been cancelled and the letter of credit facility expired in August of 2002. As a result, United has been and may, in the future, be required to post additional collateral in the form of cash deposits to support these types of obligations.

        United's liability insurance for losses resulting from war perils (terrorism, sabotage, hijacking and other similar perils) was cancelled effective September 26, 2001. United obtained replacement coverage, although it was charged significantly higher premiums for this replacement coverage which was in a substantially reduced amount for claims not involving aircraft passengers. Additionally, the FAA began providing supplemental third-party war risk insurance coverage to commercial carriers for renewable 60-day periods for levels of coverage not available in the market, which United also obtained.

         In November 2002, Congress passed the Homeland Security Act of 2002, which required the FAA to provide third party, passenger and hull war risk insurance through August 31, 2003. This insurance may be extended to December 31, 2003, subject to the federal government's determination that such coverage is necessary to the national interest. There can be no assurance, however, that the FAA insurance will continue to be available. Should the FAA discontinue this coverage, obtaining replacement insurance from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all.

         United did not make any cash contributions to its defined benefit pension plan trusts for U.S. based employees in 2001 or 2002. In lieu of making cash contributions, the Company utilized a portion of its credit balance (the cumulative difference between prior year minimum required contributions and actual contributions) to meet the minimum required contribution. The Company has a remaining credit balance that is available to be used in 2003; however, once the credit balance is fully utilized, substantial contributions may be required. The Company currently estimates, based on current market conditions and benefit plans, that it could be required to contribute approximately $5.5 billion to its defined benefit pension plan trusts over the next few years. However, future funding requirements are dependent upon factors such as interest rate levels, funded status, regulatory requirements for funding purposes and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements. In addition, the Company is seeking to revise its pension plans, as discussed in "Labor Agreements" below, which would also impact future funding requirements. As such, it is not possible to be more specific with respect to required contributions and actual future contributions may differ materially. As of December 31, 2002, United's defined benefit pension plans were in compliance with all U.S. government funding requirements.

         In conjunction with the ratification of the contracts for the IAM, the Company has provided collateral consisting of certain real estate, flight simulators, ground equipment and spare part assets to support the payment of approximately $520 million in retroactive wages due under the contracts in eight quarterly installments commencing December 2002. In December 2002, the Company made the first payment required under the contract and is currently seeking release of the additional collateral.

         On September 30, 2002, UAL announced that it was suspending the payment of dividends on its 12.25% Series B preferred stock and extending the payment of the December 31 distribution on its 13.25% Trust Originated Preferred Securities ("TOPrS") to March 31, 2003. As a result of its bankruptcy filing, UAL is no longer making dividend payments on the Series B or paying distributions on the TOPrS.

         In connection with UAL's announcement that it was suspending dividend and distribution payments, Standard & Poor's ("S&P") downgraded UAL's Series B preferred stock and TOPrS to D from CC. As a result of the bankruptcy filing, S&P downgraded United's senior unsecured debt to D. In August 2002, Moody's Investors Service Inc. downgraded its credit ratings on United's senior unsecured debt from Caa1 to Ca and its ratings on UAL's Series B preferred stock and redeemable preferred securities from Ca to C. Downgrades of the Company's credit ratings during 2002 have resulted in an increase of $2 million in interest expense for the year.

         At December 31, 2002, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments. Of this amount, an estimated $0.1 billion is expected to be spent in 2003. For further details, see Note 21, "Commitments, Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements.

Capital Commitments -
        The Company's business is very capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. United has, in the past, funded the acquisition of aircraft through outright purchase, by issuing debt, or by entering into capital or operating leases. Similarly, the Company often enters into long-term lease commitments with airports to ensure access to terminal, cargo, maintenance and other similar facilities. As can be seen in the table below, these operating lease commitments (which are sometimes referred to as "off-balance sheet debt") are significant.

        Following is a summary of the Company's material contractual cash obligations as of December 31, 2002:

(In billions)	Less than	Years	Years	After
	one year	2 and 3	4 and 5	5 years	Total
Long term debt	$ -	$ .7	$ -	$ -	$ .7
Capital lease obligations	.3	.6	.8	1.2	2.9
Operating leases	1.6	3.2	3.2	15.3	23.3
Pension obligations	-	3.2	2.3	nm	5.5
Capital spending commitments	.1	.7	.8	-	1.6
Total contractual cash obligations	$ 2.0	$ 8.4	$ 7.1	$ 16.5	$ 34.0

         As a result of the bankruptcy filing, the Company is not permitted to make any payments on its pre-petition debt and therefore, the amounts have been excluded from the above table. In addition, as discussed in Note 1, "Proceedings under Chapter 11 of the Bankruptcy Code" and Note 13, "Lease Obligations" in the Notes to Consolidated Financial Statements, the Company may assume, assume and assign or reject certain executory contracts and unexpired leases pursuant to the Bankruptcy Code. As a result, the Company anticipates that its lease obligations as currently detailed in the above table will change significantly in the future.

        The pension obligations as of December 31, 2002 are based on the Company's current pension assumptions and current labor contracts. Thus, they assume no permanent wage concessions are achieved, nor any changes to the Company's pension benefit plans are implemented and that no waivers have been obtained from the government to spread the minimum cash contributions for pensions over a longer period. If these changes are effected in the future, the Company's pension funding obligations could be reduced by approximately $1.9 billion over this same period.

        See Note 12, "Long-Term Debt," Note 13, "Lease Obligations," Note 20, "Pension and Postretirement Plans" and Note 21, "Commitments, Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements for additional discussion of these items.

Capital Resources -
         DIP Financing. The DIP Financing consists of two facilities, the Bank One Facility for $300 million and the Club Facility for $1.2 billion. The Company has received commitments of $1.0 billion under the Club Facility following the completion of the syndication process for that facility; the balance is conditioned upon the participation of one or more additional lenders, subject to approval by the existing participants.

         The Bank One Facility consists of a $300 million term loan with an interest rate option of the prime rate plus 5.5% or LIBOR plus 6.5% (with a LIBOR floor of 3%). As of December 31, 2002, the Company had borrowed $300 million at the LIBOR option which is due in five equal monthly installments beginning in March 2004.

         The Club Facility consists of a revolving credit and letter of credit facility of $800 million and a term loan of $400 million, which matures on July 1, 2004. The Company has the option of borrowing under the Club Facility at an interest rate of the prime rate plus 5.5% or LIBOR plus 6.5% (with a LIBOR floor of 3%). As of December 31, 2002, the Company had borrowed $400 million under the term loan at the LIBOR option. In addition, the Company had available a $100 million letter of credit facility that was drawn down in March 2003. The remaining $700 million under the revolving credit facility is subject to stringent availability hurdles as discussed below.

         The terms of the DIP Financing include covenants that require the Company to satisfy monthly ongoing financial requirements as determined by EBITDAR (earnings before interest, income taxes, depreciation, amortization and aircraft rents) and covenants that limit, among other things, the Debtors' ability to borrow additional money, make capital expenditures and make additional corporate investments. In addition, the Company is required to maintain a minimum unrestricted cash balance, excluding escrowed amounts, of $300 million.

         Under the Club Facility, borrowing availability is determined by a formula based on a percentage of eligible assets. The eligible assets consist of certain previously unencumbered aircraft, spare engines, spare parts inventory, certain flight simulators and quick engine change kits. The underlying value of such assets may fluctuate periodically due to prevailing market conditions and fluctuations in value may have an impact on the borrowing availability under the Club Facility. Availability may be further limited by additional reserves imposed by the banks in their commercially reasonable discretion.

         The remaining $700 million of availability under the Club Facility, subject to the limitation on borrowing availability discussed above, will be available to the Company after certain conditions are met, including achieving positive cumulative EBITDAR; submitting a certified updated business plan; providing updated appraisals on the collateral and ascertaining there has been no material adverse change with respect to transferability of routes, gate leaseholds or slots.

Other Information

Plan for Transformation -
         During the first quarter of 2003, the Company presented to its Board of Directors and employees information regarding the plan for transformation (the "Plan"), which outlines the fundamental changes to United's strategic direction. The Plan, which the Company is working to refine through further collaboration with its employee and creditor constituencies, seeks to develop a durable and sustainable business model that will lay the foundation for a company that is successful and competitive for the long run.

         Core objectives of the Plan are the reduction of United's labor and non-labor costs and the development of a more comprehensive and compelling portfolio of products. The Plan is intended to leverage United's strengths, including its industry-leading global route network, substantial, well-situated hubs and large and loyal customer base, including its Mileage Plus frequent flyer program. Key operational elements of the plan include: (1) the preservation and enhancement of United's extensive mainline service targeted primarily at the business traveler; (2) the creation of a low-cost offering to compete directly with low-cost carriers for leisure and price-sensitive travelers; (3) the growth of the Company's United Express regional operations and (4) the expansion of United's domestic and international alliances.

         Through the Plan, the Company must:

  reduce costs and develop a business model that builds credibility with the financial and investment community to ensure that United has access to capital to emerge from Chapter 11;
  create clear and compelling value for customers;
  maintain and build on United's strong global network by creating a competitive portfolio of products that allows United to continue to serve our core business customer, yet offers additional value to cost-conscious fliers and addresses the threat from low-cost carriers; and
  deliver value to employees in a fundamentally changed industry environment.
        The Company has already began making cost reductions through a comprehensive restructuring program that includes:
  reducing union labor costs through interim wage reductions as discussed below in "Labor Agreements;"
  reducing salaried and management costs by $250 million in 2003 through wage reductions implemented in December 2002, headcount reductions effective January 2003 and proposed benefit changes;
  identifying business transformation initiatives that involve strategic projects, such as the US Airways code share, and a systematic cost reduction program to increase revenues and lower costs by over $1 billion in 2003 and $1.4 billion in 2004;
  renegotiating aircraft lease and mortgage agreements for approximately $500 million in estimated savings by 2005; and
  reducing capacity by 6% in 2003 and closing all U.S. city ticket offices and certain reservation call centers
         Additionally, in 2003, the Company has implemented an additional across-the-board reduction to cut costs by targeting such areas as overhead staffing, food and beverage costs and technology spending. The Company has also begun a "best practices" program designed to examine every area of the Company and implement more efficient practices. This program is expected to result in an additional $400 million in cost reductions by 2005.

Labor Agreements -
         In order to meet the EBITDAR covenant under the DIP Financing, United needed to obtain substantial labor savings from its employees by mid-February 2003. Therefore, the Company imposed immediate wage reductions of between 3% and 11% on its management and salaried employees, including officers in December 2002. Additionally, United immediately began negotiations with all of its unions in early December regarding the changes to the Company's CBAs necessary to satisfy United's short-term and long-term financial and business imperatives. The Company's proposed changes to its CBAs involve targeted cost savings of $2.56 billion annually on a cash basis compared to the current contractual path. These cost savings are expected to be realized through wage rate reductions, work rule modifications and reduced benefit levels.

        In the event the parties cannot reach consensual modifications, Section 1113(c) of the Bankruptcy Code permits the Company to move to reject its CBAs. Under Section 1113(c), the Company must satisfy several statutorily prescribed substantive and procedural prerequisites before the Bankruptcy Court will authorize the Company to reject its CBAs. In order to meet the deadline for reducing its labor costs and avoid being in default under the terms of the DIP Financing, United had been prepared to file a motion to reject its CBAs pursuant to Section 1113(c) of the Bankruptcy Code by December 26, 2002, if consensual CBA modifications could not be reached before that date.

         As the December 26 deadline neared, however, United and several of its unions agreed to consensual interim wage relief from its unions that would allow United and its unions more time to continue negotiations to reach agreements on the CBA modifications necessary for United to successfully reorganize while still meeting the short-term financial imperatives established by the DIP covenants in the meantime. United reached agreements with four of its five unions to reduce wages on an interim basis, effective January 1, 2003 to April 30, 2003, resulting in a reduction to wages for ALPA-represented employees of 29%, AFA-represented employees of 9% and PAFCA and TWU-represented employees of 13%. The leadership of the IAM rejected the Company's proposal and therefore, on December 27, 2002, United filed a motion with the Bankruptcy Court to impose a 13% wage reduction for the IAM-represented employees. On January 10, 2003, the Bankruptcy Court granted the Company's motion and the Company effectively reduced IAM-represented employee wages by 13% (14% from wages earned after January 10, 2003). These wage reductions, combined with the wage reductions for the Company's salaried and management employees, are expected to result in cost savings of approximately $70 million per month through April 2003.

         Under the terms of the interim agreements with its unions, and the relief granted by the Bankruptcy Court against the IAM, United agreed not to file a motion to reject its CBAs pursuant to Section 1113(c) before March 15, 2003. In the meantime, United and its unions continued negotiations. The Company's DIP covenants, however, still require United to obtain all of the relief sought in its proposed CBA modifications by May 1, 2003. As a result, on March 17, 2003, United filed a motion to reject its CBAs pursuant to Section 1113(c) and the Bankruptcy Court has scheduled hearings on this motions for April 14. March 17 was the deadline by which such a motion needed to be filed to ensure that the Company could obtain a ruling on its motion by early May 2003 and stay in compliance with its DIP Financing covenants. Without the full relief sought by United's proposed CBA modifications becoming effective by early May, the Company would be unable to meet its covenants, entitling its DIP lenders to foreclose on substantial assets United needs to operate its business.

         On March 26, 2003, the Company reached a tentative agreement with the Air Line Pilots Association on a restructured CBA. The agreement, which will become effective May 1, 2003, if ratified by the pilot membership, has a 6-year duration, includes provisions for a 30% pay cut (with1.5% increases on May 1, 2006, 2007, 2008 and April 30, 2009) and common pay rates for three groupings of aircraft: B747-400 and B777 (paid at the B777 rate), B767 and B757 (paid at a blended rate), and A319/320 and B737 300/500 (paid at the B737 rate). The pilot defined benefit plan multiplier is reduced to 1.35 and the participation credit is capped at 30 years. The Company's contribution to the pilot defined contribution plan is reduced from 11% to 9%. Pilot health benefits will be adjusted to incorporate mainstream benefit provisions and form the basis for a common plan among all employees with a 20% co-pay.

         The agreement provides for flexibility with respect to regional jets, domestic and international code share, cargo, and targeted low-cost operations. The contract no longer contains a prohibition on furlough or a requirement to maintain a minimum fleet or level of pilot staffing. Instead, the agreement provides for the establishment of a single block hours commitment at the time of emergence from bankruptcy.

         As a part of the restructured CBA, United pilots will participate in a two-part success-sharing program including an annual incentive plan that aligns the interests of management and other employees and a pre-tax profit-sharing plan that recognizes the pilots' level of participation in the overall restructuring. In addition, the pilot group will have a representative on the UAL board of directors with ordinary voting power. The pilots additionally will receive equity securities or other consideration under the plan of reorganization that fairly reflects the value of the pilot contribution to the reorganization of the Company.

US Airways Code Share -
         On July 24, 2002, the Company announced a code share agreement with US Airways. The agreement, which is expected to generate more than $200 million in annual revenue for United, would allow both carriers to market service on each other's network, providing significant consumer benefits and bringing new revenue and customers to their route networks.

         United and US Airways customers have access to each carriers' airport clubs and they are able to earn and redeem miles on each carriers' frequent flyer program. Additionally, beginning January 28, 2003, the two carriers began to code share on selected flights and expect to complete implementation of the code sharing arrangement by the end of 2003.

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

        With a worldwide network and significant sales and marketing efforts in the U.S. as well as every major economic region in the world, United is able to mitigate its exposure to fluctuations in any single foreign currency. The Company's biggest net exposures are typically for British pound, Hong Kong dollar, euro and Japanese yen. The table below sets forth the Company's exposure to various currencies in 2002:

	Operating revenue net of operating expense
Currency (in millions)	Foreign Currency Value	USD Value
British pound	72	$107
Hong Kong dollar	795	102
euro	71	68
Japanese yen	6,615	54

        To reduce the impact of exchange rate fluctuations on United's financial results, the Company may hedge some of the risk of exchange rate volatility on its anticipated future foreign currency revenues by purchasing put options (consisting of Japanese yen, euro, Canadian dollars, Australian dollars and British pounds) and selling Hong Kong dollar forwards. To reduce hedging costs, the Company sells a correlation option in the first five currencies referred to above. United also attempts to reduce its exposure to transaction gains and losses by converting excess local currencies generated to U.S. dollars on a timely basis and by entering into currency forward or exchange contracts. As a result of the bankruptcy filing, all swaps and forwards were terminated by the respective counterparties and the Company's ability to enter into new swaps or forwards may be limited in the future as a result of the bankruptcy filing.

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

Municipal Bonds -
         At December 31, 2002, approximately $1.7 billion in special facilities revenue bonds ("municipal bonds") originally issued on behalf of United to build or improve airport-related facilities were outstanding. The Company leases facilities at airports pursuant to lease agreements where municipal bonds funded at least some of its airport-related projects. Pursuant to the financing agreements entered into by United in connection with such issuance of municipal bonds, the Company is required to make payments in amounts sufficient to pay the interest semi-annually with principal payable upon maturity.

         United is not permitted under the Bankruptcy Code to make payments on unsecured pre-petition debt without providing notice to its creditors and receiving the approval of the Bankruptcy Court. As United has been advised its municipal bonds are unsecured (or in certain instances, partially secured) pre-petition debt, United cannot make payments thereon without first meeting the requirements outlined above. Accordingly, the Company has classified all of its municipal bonds as liabilities subject to compromise.

         Section 365 of the Bankruptcy Code requires that the Company timely perform all of its post-petition obligations under unexpired leases of non-residential real property. The Company believes that it is in compliance with all payment obligations under its lease agreements relating to those airports where it has municipal bonds outstanding. Under certain of the airport lease agreements, however, the Company may be considered in default due to the non-payment of the debt and therefore subject to the default provisions of the lease agreements with the airports. Possible consequences could include loss of the Company's status as a signatory airline (resulting in increased rents and landing fees) and loss of the Company's exclusive space agreement.

          The Company did not make the debt service payments due March 1, 2003 of approximately $3.2 million on its Chicago O'Hare Series 1999A Bonds and of approximately $1.0 million on its Miami-Dade Series 2000 Bonds. Additionally, the Company does not intend to make debt service payments or any other payment due on or after April 1, 2003 on any of the municipal bond issuances, which include those referenced above, issued on behalf of the Company and relating to domestic airport financings.

         The Company filed a Complaint Of Debtor For Declaratory Judgment with the Bankruptcy Court on February 28, 2003 and entered into a Standstill Agreement with the City of Chicago to seek clarification of its obligations under the municipal bonds and to protect its rights under its airport lease agreement at Chicago's O'Hare International Airport until the Bankruptcy Court decides the merits of the complaint.

        On March 21, 2003, the Company filed other Complaints of Debtor for Declaratory Judgment and, in connection therewith, corresponding Motions for Temporary Restraining Order with respect to the municipal bonds issuances relating to the facilities at the Denver International Airport, the New York City - John F. Kennedy International Airport, the San Francisco International Airport, and the Los Angeles International Airport, each seeking a clarification of the Company's obligations under the applicable municipal bonds, and the protection of its rights under its underlying airport lease agreements at the applicable airport until the Bankruptcy Court decides the merits of each of the above complaints.  On March 27, the Bankruptcy Court conducted a hearing on this issue.  At that time, the Court continued the hearing until March 31, 2003 and the parties are attempting to negotiate an order that would protect the Company's rights under its leases by requiring the lessors to give additional notice of certain alleged defaults.  The Company is unable to predict what, if any, action might be taken in the future by either the bondholders or the airport authorities as a result of its failure to pay these obligations as contractually required.

Airport Rents and Landing Fees -
        United is charged facility rents and/or landing fees at every airport at which it operates. In recent years, many airports have increased or sought to increase rates charged to airlines as a means of compensating for increased demands upon airport revenues. Airlines have challenged certain of these increases through litigation and, in some cases, have not been successful. However, to the extent the limitations on such charges are relaxed or the ability of airlines to challenge such charges is restricted, the rates charged by airports may increase substantially. Management cannot predict either the likelihood or the magnitude of any such increase.

Environmental and Legal Contingencies -
        United has been named as a Potentially Responsible Party at certain Environmental Protection Agency or State Environmental Protection Agency ("EPA or State EPA") cleanup sites which have been designated as Superfund Sites. United's alleged proportionate contributions at the sites are minimal; however, at sites where the EPA or State EPA have commenced litigation or administrative proceedings, potential liability is joint and several. Additionally, United has participated and is participating in remediation actions at certain other sites, primarily airports. The estimated cost of these actions is accrued when it is determined that it is probable that United is liable. Environmental regulations and remediation processes are subject to future change, and determining the actual cost of remediation will require further investigation and additional progress of the remediation. Therefore, the ultimate disposition cannot be determined at this time. However, while such cost may vary from United's current estimate, United believes the difference between its accrued reserve and the ultimate liability will not be material.

        UAL has certain other contingencies resulting from the above environmental actions and other litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of such contingencies and prior experience, that the ultimate disposition of these contingencies is not likely to materially affect UAL's financial condition, operating results or liquidity.

         As a result of the Chapter 11 Filing, as of the Petition Date, virtually all pending litigation is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Debtors.

Sunset -
         In connection with the July 1994 recapitalization, certain employees of United were granted an approximate 55% equity and voting interest in UAL in exchange for wage concessions and work-rule changes. In addition, the Company's stockholders approved an elaborate governance structure as described in Item 1. Business, "Corporate Governance and the ESOPs." Under the recapitalization, the governance structure remained in place and employees maintained 55% of the aggregate voting power until "Sunset." Sunset occurred on March 7, 2003, resulting in the elimination of the 55% voting power of the employees, among other things. (See Note 16, "ESOP Preferred Stock" and Note 19, "Employee Stock Ownership Plans" in the Notes to Consolidated Financial Statements, as well as Item 1. Business, "Corporate Governance and the ESOPs; Sunset.")

Outstanding Income Tax Claims -
         The Company has income tax refund claims ("Refund") against the Internal Revenue Service ("IRS") of $126 million resulting from tax overpayments attributable to the six years 1988 to 1993 as well as $262 million resulting from a 2002 net operating loss that has been carried back to and generates a refund for taxes paid in 1998 and 1999. However, the U.S. Department of Justice ("DOJ") had imposed an "administrative freeze" that prohibited the IRS from remitting any of the $388 million to the Company. The DOJ action was in response to the Company's bankruptcy filing and was based on alleged claims of the U.S. government that might be subject to setoff against the Refund. After discussions with the DOJ, the Company reached an agreement with the government to lift the freeze and permit the IRS to process and remit approximately $365 million of the Refund. On March 27, 2003, the Bankruptcy Court approved the settlement and the Company anticipates receiving the funds shortly.

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

        Accounting for Long-Lived Assets. The Company has approximately $16 billion in operating property and equipment at December 31, 2002. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including the estimation of useful lives, residual values and in 2001, impairment charges.

         The Company records aircraft at acquisition cost, upon delivery. Depreciable life is determined by using economic analysis, reviewing existing fleet plans, and comparing estimated lives to other airlines operating similar fleets. Older generation aircraft are assigned lives of 25 years which is consistent with the experience of United and other airlines. As aircraft technology has improved, useful life has increased. Thus, the Company has estimated the lives of "new generation" aircraft to be 30 years. Residual values are estimated based on the Company's historical experience with regards to the sale of both aircraft and spare parts and are established in conjunction with the estimated useful lives of the aircraft. Residual values are based on current dollars when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life. Both depreciable lives and residual values are revised periodically to recognize changes in the Company's fleet plans and changes in conditions.

         The Company recognizes an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset's carrying value and fair market value. Typically, management estimates the undiscounted future cash flows for its aircraft fleet with models used by the Company in making fleet and scheduling decisions. These models utilize the Company's projections of passenger yield, fuel costs, labor costs and other relevant factors for the markets where the specific aircraft will operate.

         In 2001, the Company recorded an impairment charge of $517 million for the B737-500 and B747-400 aircraft fleets resulting from the anticipated decrease in future cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." (See Note 3, "Special Charges" in the Notes to Consolidated Financial Statements.) In the fourth quarter of 2002, the Company evaluated its fleet in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Utilizing the Company's current cash flow projections, based on the proposed CBA modifications and other cost savings as discussed above in "Plan for Transformation" and "Labor Agreements," and current appraisals of aircraft value, management determined that no further impairment was necessary.

         See Note 2(f), "Summary of Significant Accounting Policies - Operating Property and Equipment" in the Notes to Consolidated Financial Statements for additional information regarding United's policies on accounting for long-lived assets.

        Frequent Flyer Accounting. United's Mileage Plus frequent flyer program awards miles to passengers who fly on United, United Express, the Star Alliance carriers and certain other airlines that participate in the program. Additionally, United sells mileage credits to participating airline partners in the Mileage Plus program and ULS sells mileage credits to non-airline business partners. In either case, the outstanding miles may be redeemed for travel on any airline that participates in the program. The Company has an obligation to provide this future travel; therefore, for awards to passengers redeeming on United, United Express or one of the Mileage Plus partners, the Company recognizes a liability and corresponding expense for this future obligation. For miles sold to third parties, a portion of revenue from the sale of mileage is deferred and recognized when the transportation is provided.

         At December 31, 2002, United's estimated outstanding number of awards was approximately 10.5 million, as compared with 11.1 million at the end of the prior year. United estimates approximately 8.6 million of these awards will ultimately be redeemed and, accordingly, the Company has recorded a liability of $717 million, which includes the deferred revenue from the sale of miles to program participants. The Company utilizes a number of estimates in accounting for its Mileage Plus program that require management judgment.

         Members may not reach the threshold necessary for a free ticket and outstanding miles may not always be redeemed for free travel. Therefore, the Company estimates how many miles will never be used and excludes those miles from its estimate of the liability. Based on historical data, the difference between the awards expected to be redeemed and the total awards outstanding arises because: (1) some awards will never be redeemed, (2) some will be redeemed for non-travel benefits, and (3) some will be redeemed on partner carriers. The Company also estimates the number of miles that will be used per award. If actual miles used are more or less than estimated, the Company must adjust its liability and corresponding expense.

         When a travel award level is attained, the Company records a liability for the estimated incremental costs of providing travel, based on expected redemptions. United's incremental costs include the additional costs of providing service to the award recipient, such as fuel, meals, insurance and ticketing costs, for what would otherwise be a vacant seat.  The incremental costs do not include any contribution to overhead or profit.  A change to these cost estimates could have a significant impact on the Company's liability in the year of change as well as in future years.

        In each of 2002, 2001 and 2000, 2.0 million Mileage Plus travel awards were used on United.  This number represents the number of awards for which travel was actually provided in 2002 and not the number of seats that were allocated to award travel.  These awards represented 7.8% of United's total revenue passenger miles in 2002, 8.1% in 2001, and 7.2% in 2000.  Passenger preference for Saver awards, which have inventory controls, keeps displacement of revenue passengers at a minimum.  Total miles redeemed for travel on United in 2002, including awards and upgrades, represented 59% of the total miles redeemed, of which 70% were used for travel within the U.S. and Canada.  In addition to the awards issued for travel on United, approximately 24% of the total miles redeemed in 2002 were used for travel on partner airlines.

         As the Company also sells mileage credits to participating airline and non-airline partners, a change to either the time period over which the credits are used or the estimate of the number or fair value of tickets could have a significant impact on the Company's revenues in the year of change as well as future years. Additional information regarding the Mileage Plus frequent flyer program is included in Note 2(g), "Summary of Significant Accounting Policies - Mileage Plus Awards" in the Notes to Consolidated Financial Statements.

        Pension Benefits. The Company accounts for pension benefits using SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87.") Under SFAS No. 87, pension expense is recognized on an accrual basis over employees' approximate service periods and is generally calculated independent of funding decisions or requirements. Detailed information regarding the Company's pension plans are included in Note 20, "Retirement and Postretirement Plans" in the Notes to Consolidated Financial Statements. The Company's future funding requirements are discussed in "Liquidity and Capital Resources" above.

         The calculation of pension expense and pension obligations requires the use of a number of assumptions, including the assumed discount rate and the expected return on plan assets. The fair value of plan assets decreased from $7.6 billion at December 31, 2001 to $6.3 billion at December 31, 2002. Lower investment returns, higher benefit payments due to recent labor contract amendments and declining discount rates have increased the difference between the plans' fair value and accumulated benefit obligations from $1.3 billion at December 31, 2001 to $4.7 billion at December 31, 2002.

         The Company utilized a discount rate of 6.75% at December 31, 2002, compared to 7.5% at December 31, 2001 and 7.75% at December 31, 2000. The discount rate is based on the Moody's Aa bond index as of December 31, 2002, adjusted for the duration of United's pension obligations. Duration is a commonly used measure of interest rate risk that either assumes that yield changes do not change the expected cash flows ("modified duration") or assumes that expected cash flows may change given the fact that the yield changes ("effective duration"). Since United's pension obligations are generally not satisfied in a single lump sum distribution, management, with assistance from its actuary, used the modified duration methodology to determine an acceptable discount rate by matching the expected cash outflows of United's pension obligations against available bonds with appropriate maturities.

        The Company assumed an expected rate of return on plan assets of 9.0% at December 31, 2002 compared to 9.75% used at December 31, 2001 and 2000. The expected return on plan assets is based on an evaluation of the historical behavior of the broad financial markets and the Company's investment portfolio and taking into consideration input from the plans' investment consultant and actuary regarding expected long-term market conditions and investment management performance. The expected long-term rate of return on plan assets is based on a target allocation of assets to the following fund types: 60% equities, 35% fixed income and 5% other with expected long-term rates of return of 11%, 6.5% and 13%, respectively.

         The Company believes that the long-term asset allocation on average will approximate the targeted allocation and regularly reviews the actual asset allocation to periodically rebalance the investments to the targeted allocation when appropriate. Pension expense is reduced by the expected return on plan assets, which is measured by assuming the market-related value of plan assets increases at the expected rate of return. The market-related value is a calculated value that phases in differences between the expected rate of return and the actual return over a period of five years.

         Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under SFAS No. 87, those gains and losses are not required to be recognized currently as pension expense, but instead may be deferred. If the unrecognized net gain or loss exceeds 10% of the greater of the projected benefit obligations and the market-related value of plan assets, the amount outside the 10% corridor is subject to amortization over the average remaining service life of the covered active employees. At December 31, 2002, the Company had unrecognized actuarial losses of $4.5 billion. The recognition of these losses is expected to increase pension expense by approximately $75 million, $108 million and $157 million in 2003, 2004 and 2005, respectively. Additionally, the Company had unrecognized prior service costs from past benefit improvements of $1.2 billion, which will be amortized as a component of pension expense over the average remaining service life of the covered active employees. The recognition of these costs is expected to increase pension expense by approximately $91 million in each of 2003, 2004 and 2005.

        Valuation Allowance for Deferred Tax Assets. The Company initially recorded a tax valuation allowance against its deferred tax assets in the third quarter of 2002. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized. This analysis included consideration of scheduled reversals of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies, in accordance with SFAS No. 109, "Accounting for Income Taxes." At December 31, 2002, the Company had recorded a tax valuation allowance of $1.2 billion against its deferred tax assets. See also Note 7, "Income Taxes" in the Notes to Consolidated Financial Statements for additional information.

New Accounting Pronouncements -
         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Disposal or Exit Activities" ("SFAS No. 146"). SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

         In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and are provided in Note 21, "Commitments, Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements. The Company does not expect FIN 45 to have a material effect on its results of operations.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires the consolidation of variable interest entities ("VIEs"), as defined. FIN 46 applies to VIEs created after January 31, 2003. The related disclosure requirements are effective immediately and are provided in Note 21, "Commitments, Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements. The Company is still evaluating the impact of FIN 46 on its financial statements.

Outlook for 2003 -
         The threat of war with Iraq and subsequent initiation of hostilities has resulted in a significant decline in revenues for the first quarter and the immediate future. Passenger unit revenue for January and February 2003 has declined 6% and 11%, respectively, as compared to the same months of 2002 and future international bookings in particular, have dropped significantly from the same period last year. UAL currently expects to report an operating loss of approximately $900 million for the first quarter of 2003.

         United's near-term revenue forecast has deteriorated significantly from recent projections, as the threat of war became a reality. In recent weeks, the Company has experienced declines in fuel prices, but due to continued volatility in the market place, is unable to predict what impact, if any, the war with Iraq will have on fuel prices in the future. As fuel is a significant expense to United, changes in fuel price could have a significant impact on the Company's results of operations.

         With the initiation of military action between the U.S. and Iraq on March 19, the Company immediately began the implementation of its contingency plan, which involved reducing the schedule by an additional 8% effective April 6, 2003 and the implementation of associated reductions in employment levels through placing a portion of its employees on temporary unpaid leave.

         The Company, in participation with the ATA and other airlines, is in discussions with the U.S. government regarding the need for financial relief for the industry. Although the Company will continue to pursue relief from the government and other sources, given the uncertain situation, further temporary reductions in employee compensation may be necessary in the future.

        The Company's existing fuel hedges were terminated December 9, 2002 by the counterparties, as the Company's bankruptcy filing constituted an event of default under the contracts. The terms of the DIP Financing limit United's ability to post collateral in connection with fuel hedging. Notwithstanding the above, as market conditions and its economic outlook change, the Company continually evaluates the potential economic benefit of entering into fuel hedging arrangements.

        Certain statements included in the above "Outlook" paragraphs, as well as elsewhere throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks and uncertainties relating to the operations and business environments of the Company that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Factors that could significantly affect net earnings, revenues, expenses, unit costs, fuel, load factor and capacity include, without limitation, the following: the Company's ability to continue as a going concern; the Company's ability to operate pursuant to the terms of the DIP Financing; the Company's ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the Company's ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the Company's ability to achieve necessary reductions in labor costs; the Company's ability to obtain and maintain normal terms with vendors and service providers; the Company's ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 cases on the Company's liquidity or results of operations; the costs and availability of financing; the Company's ability to execute its business plan; the Company's ability to attract, motivate and/or retain key employees; the Company's ability to attract and retain customers; demand for transportation in the markets in which the Company operates; general economic conditions; the effects of the war in Iraq and any other hostilities or act of war (in the Middle East or elsewhere) or any terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs of aviation fuel; the costs associated with existing or future security measures and practices; competitive pressures on pricing (particularly from lower-cost competitors); government legislation and regulation; consumer perceptions of the Company's products; weather conditions; and other risks and uncertainties set forth from time to time in UAL's reports to the United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risk - United's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and short-term investments. United does not use derivative financial instruments in its investments portfolio. United's policy is to manage interest rate risk through a combination of fixed and floating rate debt and entering into swap agreements, depending upon market conditions. A portion of the borrowings are denominated in foreign currencies which exposes the Company to risks associated with changes in foreign exchange rates. To hedge against some of this risk, the Company has placed foreign currency deposits (primarily for Japanese yen and euros) to meet foreign currency lease obligations designated in the respective currencies. Since unrealized mark-to-market gains or losses on the foreign currency deposits are offset by the losses or gains on the foreign currency obligations, the Company reduces its overall exposure to foreign currency exchange rate volatility. The fair value of these deposits is determined based on the present value of future cash flows using an appropriate swap rate. The fair value of long-term debt is based on the quoted market prices for the same or similar issues or the present value of future cash flows using a U.S. Treasury rate that matches the remaining life of the instrument, adjusted by a credit spread.

(In millions)	Expected Maturity Dates						2002		2001
								Fair		Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value	Total	Value
ASSETS
Cash equivalents
Fixed rate	$ 856	$ -	$ -	$ -	$ -	$ -	$ 856	$ 856	$1,647	$1,647
Avg. interest rate	1.36%	-	-	-	-	-	1.36%		2.21%
Variable rate	$ 30	$ -	$ -	$ -	$ -	$ -	$ 30	$ 30	$ 41	$ 41
Avg. interest rate	2.07%	-	-	-	-	-	2.07%		2.28%
Short term investments
Fixed rate	$ 110	$ -	$ -	$ -	$ -	$ -	$ 110	$ 110	$ 742	$ 742
Avg. interest rate	6.50%	-	-	-	-	-	6.50%		5.09%
Variable rate	$ 278	$ -	$ -	$ -	$ -	$ -	$ 278	$ 278	$ 198	$ 198
Avg. interest rate	1.81%	-	-	-	-	-	1.81%		2.53%

Lease deposits
Fixed rate - yen deposits	$ -	$ -	$ -	$ -	$ 64	$ 293	$ 357	$ 419	$ 314	$ 361
Avg. interest rate	-	-	-	-	3.25%	3.01%	3.06%		3.06%
Fixed rate - FF deposits	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 10	$ 10
Avg. interest rate	-	-	-	-	-	-	-		5.61%
Fixed rate - DM deposits	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 304	$ 329
Avg. interest rate	-	-	-	-	-	-	-		6.73%
Fixed rate - EUR deposits	$ 2	$ 2	$ 2	$ 2	$ 60	$ 337	$ 405	$ 480	$ 26	$ 25
Avg. interest rate	4.56%	4.59%	4.63%	4.66%	6.58%	5.56%	5.61%		4.14%
Fixed rate- USD deposits	$ -	$ -	$ -	$ -	$ -	$ 14	$ 14	$ 16	$ 13	$ 15
Avg. interest rate	-	-	-	-	-	6.49%	6.49%		6.49%

LONG-TERM DEBT
U. S. Dollar denominated
Fixed rate debt	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$5,101	$4,273
Avg. interest rate	-	-	-	-	-	-	-	-	7.58%
Variable rate debt	$ -	$700	$ -	$ -	$ -	$ -	$700	$700	$2,746	$2,591
Avg. interest rate	-	7.75%	-	-	-	-	7.75%		3.37%

		December 31, 2002
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive
Interest rate swap	$ 130	7.56%	$ (27)

		December 31, 2001
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive[2]
Interest rate swap	$ 135	7.86%	$ (17)

        Foreign Currency Risk - United has established a foreign currency hedging program using currency forwards and options (purchasing put options and selling correlation options) to hedge exposure to the Japanese yen, Hong Kong dollar, Canadian dollar, British pound, Australian dollar and the euro. The goal of the hedging program is to effectively manage risk associated with fluctuations in the value of the foreign currency, thereby making financial results more stable and predictable. United does not use currency forwards or currency options for trading purposes. As of December 31, 2002, United had no outstanding currency hedges.

	December 31, 2001
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
Forward exchange contracts			(Pay)/Receive[2]
Japanese Yen - Purchased forwards	$ 115	126.60	$ (4)
- Sold forwards	$ 58	130.90	$ -
French Franc - Purchased forwards	$ 50	5.05	$ (6)
Euro - Purchased forwards	$ 152	1.27	$ (16)

        Price Risk (Aircraft Fuel) - When market conditions indicate risk reduction is achievable, United enters into fuel option contracts to reduce its price risk exposure to jet fuel. The option contracts are designed to provide protection against sharp increases in the price of aircraft fuel. As market conditions change, so may United's hedging program. As a result of the bankruptcy filing, all fuel hedges were terminated by the respective counterparties.

December 31, 2001
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive[2]
Purchased forward contracts - Crude oil	$ 201	$ 23.96/bbl	$ (28)
Purchased forward contracts - Heating oil	$ 120	$ 27.16/bbl	$ (17)

___________________
2 Estimated fair values represent the amount United would pay/receive on December 31, 2002 or December 31, 2001 to terminate the contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORTS

To the Board of Directors and Stockholders of
UAL Corporation
Elk Grove Township, Illinois

We have audited the accompanying consolidated statement of financial position of UAL Corporation (Debtor-in-Possession) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2 for the year ended December 31, 2002. These consolidated financial statements ("financial statements") and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of the Company and financial statement schedule listed in the Index at Item 15(a)2 for the years ended December 31, 2001 and 2000, before the change in composition of its reportable segments and inclusion of disclosures as discussed in Note 23 and Note 2(k), respectively, were audited by other auditors who have ceased operations. Those auditors, expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated February 20, 2002, and included an explanatory paragraph that described a change in accounting principle for the measurement of redeemable preferred ESOP stock and change in accounting principles for revenue recognition.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 financial statements present fairly, in all material respects, the financial position of UAL Corporation (Debtor-in-Possession) and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2002 financial statement schedule, when considered in relation to the basic 2002 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, as a result of the bankruptcy filing, realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty and raise substantial doubt about the Company's ability to continue as a going concern. Management's plan concerning these matters is also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

As discussed above, the financial statements as of and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 23, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 financial statements. Our procedures included (i) comparing the adjusted amounts to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliations of segment amounts to the financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

As described in Note 2(k), these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2(k) with respect to 2001 and 2000 included (a) agreeing the previously reported net earnings (loss) to the previously issued financial statements and the adjustments to reported net earnings (loss) representing amortization expense (including any related tax effects) recognized in those periods related to intangible assets that are no longer being amortized to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net earnings (loss) to reported net earnings (loss), and the related earnings (loss) per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 2(k) are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 20, 2003

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

Arthur Andersen LLP (1)

Chicago, Illinois
February 20, 2002

(1)   This report is a copy of the previously issued report covering 2001, 2000 and 1999. The predecessor auditors have not reissued their report.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Operations
(In millions, except per share)
	Year Ended December 31
Operating revenues:	2002	2001	2000
Passenger	$ 11,872	$ 13,788	$ 16,932
Cargo	673	704	931
Other operating revenues	1,741	1,646	1,489
	14,286	16,138	19,352
Operating expenses:
Salaries and related costs	7,029	7,080	6,877
Aircraft fuel	1,921	2,476	2,511
Commissions	416	710	1,025
Purchased services	1,411	1,650	1,711
Aircraft rent	851	827	888
Landing fees and other rent	1,021	1,009	959
Depreciation and amortization	960	1,026	988
Aircraft maintenance	560	701	698
Cost of sales	1,240	1,280	1,061
Other operating expenses	1,565	1,722	1,841
Special charges	149	1,428	139
	17,123	19,909	18,698
Earnings (loss) from operations	(2,837)	(3,771)	654
Other income (expense):
Interest expense	(590)	(525)	(402)
Interest capitalized	25	79	77
Interest income	60	105	101
Equity in earnings (losses) of affiliates	(7)	(23)	(12)
Gain on sale of investments	46	261	109
Non-operating special charges	-	(49)	(61)
Airline stabilization grant	130	652	-
Reorganization items, net	(10)	-	-
Miscellaneous, net	(22)	(86)	(35)
	(368)	414	(223)
Earnings (loss) before income taxes, distributions on preferred
securities, extraordinary item and cumulative effect	(3,205)	(3,357)	431
Provision (credit) for income taxes	-	(1,226)	160
Earnings (loss) before distributions on preferred securities,
extraordinary item and cumulative effect	(3,205)	(2,131)	271
Distributions on preferred securities, net of tax	(7)	(6)	(6)
Earnings (loss) before extraordinary item and cumulative effect	(3,212)	(2,137)	265
Extraordinary loss on early extinguishment of debt, net of tax	-	-	(6)
Cumulative effect of accounting change, net of tax	-	(8)	(209)
Net earnings (loss)	$ (3,212)	$(2,145)	$ 50

Per share, basic:
Earnings (loss) before extraordinary item and cumulative effect	$ (53.55)	$ (39.90)	$ 2.02
Extraordinary loss on early extinguishment of debt, net of tax	-	-	(0.05)
Cumulative effect of accounting change, net of tax	-	(0.14)	(1.93)
Net earnings (loss)	$ (53.55)	$ (40.04)	$ 0.04

Per share, diluted:
Earnings (loss) before extraordinary item and cumulative effect	$ (53.55)	$ (39.90)	$ 1.89
Extraordinary loss on early extinguishment of debt, net of tax	-	-	(0.06)
Cumulative effect of accounting change, net of tax	-	(0.14)	(1.79)
Net earnings (loss)	$ (53.55)	$ (40.04)	$ 0.04

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Financial Position
(In millions)

	December 31
Assets	2002	2001

Current assets:
Cash and cash equivalents	$ 886	$ 1,688
Restricted cash	462	-
Short-term investments	388	940
Receivables, less allowance for doubtful
accounts (2002 - $29; 2001 - $30)	788	1,047
Aircraft fuel, spare parts and supplies, less
obsolescence allowance (2002 - $57; 2001 - $70)	310	329
Income tax receivables	326	174
Deferred income taxes	-	272
Prepaid expenses and other	219	636
	3,379	5,086
Operating property and equipment:
Owned -
Flight equipment	15,533	14,745
Advances on flight equipment	173	566
Other property and equipment	3,882	3,919
	19,588	19,230
Less - Accumulated depreciation and amortization	5,306	4,716
	14,282	14,514
Capital leases -
Flight equipment	2,489	2,667
Other property and equipment	84	99
	2,573	2,766
Less - Accumulated amortization	494	472
	2,079	2,294
	16,361	16,808
Other assets:
Long-term restricted cash	116	-
Investments	124	278
Intangibles, less accumulated amortization
(2002 - $347; 2001 - $333)	412	422
Pension assets	1,162	562
Aircraft lease deposits	776	667
Prepaid rent	408	374
Deferred income taxes	-	97
Other	918	903
	3,916	3,303

	$ 23,656	$ 25,197

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Financial Position
(In millions, except share data)

	December 31
Liabilities and Stockholders' Equity	2002	2001
Current liabilities:
Notes payable	$ -	$ 133
Long-term debt maturing within one year	-	1,217
Current obligations under capital leases	-	237
Advance ticket sales	1,021	1,183
Accounts payable	284	1,268
Accrued salaries, wages and benefits	1,496	1,227
Accrued aircraft rent	-	903
Other accrued liabilities	1,190	1,898
	3,991	8,066

Long-term debt	700	6,622
Long-term obligations under capital leases	-	1,943

Other liabilities and deferred credits:
Deferred pension liability	4,661	1,241
Postretirement benefit liability	1,809	1,690
Deferred gains	-	827
Accrued aircraft rent	-	551
Deferred income taxes	249	-
Other	894	1,049
	7,613	5,358
Liabilities subject to compromise (Note 10)	13,833	-
Commitments and contingent liabilities (Note 21)
Company-obligated mandatorily redeemable
preferred securities of a subsidiary trust	-	98
Preferred stock committed to Supplemental ESOP	2	77

Stockholders' equity:
Serial preferred stock (Note 15)	-	-
ESOP preferred stock (Note 16)	-	-
Common stock at par, $0.01 par value; authorized 200,000,000 shares; issued 98,470,381 shares at December 31, 2002 and
71,266,547 shares at December 31, 2001	1	1
Additional capital invested	5,070	4,995
Retained deficit	(3,417)	(199)
Stock held in treasury, at cost -
Preferred, 10,213,519 depositary shares at December 31,
2002 and 2001 (Note 15)	(305)	(305)
Common, 16,102,418 shares at December 31, 2002 and
16,282,369 shares at December 31, 2001	(1,167)	(1,180)
Accumulated other comprehensive loss	(2,663)	(275)
Other	(2)	(4)
	(2,483)	3,033

	$ 23,656	$ 25,197

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Cash Flows
(In millions)

	Year Ended December 31
	2002	2001	2000
Cash and cash equivalents at beginning of year	$ 1,688	$ 1,679	$ 310
Cash flows from (utilized by) operating activities:
Net earnings (loss)	(3,212)	(2,145)	50
Adjustments to reconcile to net cash provided by
operating activities -
Reorganization items	10	-	-
ESOP compensation expense	-	-	147
Cumulative effect of accounting change, net of tax	-	8	209
Extraordinary loss on debt extinguishment, net of tax	-	-	6
Gain on sale of investments	(46)	(261)	(109)
Investment impairment	-	-	61
Pension funding less than (greater than) expense	451	391	(21)
Deferred postretirement benefit expense	339	214	153
Depreciation and amortization	970	1,932	1,058
Provision (credit) for deferred income taxes	665	(1,144)	317
Undistributed (earnings) losses of affiliates	8	30	13
Decrease (increase) in receivables	262	165	68
Decrease (increase) in other current assets	130	170	(208)
Increase (decrease) in advance ticket sales	(162)	(271)	42
Increase (decrease) in accrued income taxes	(85)	(60)	(77)
Increase (decrease) in accounts payable
and accrued liabilities	(704)	589	761
Amortization of deferred gains	(64)	(66)	(66)
Other, net	299	288	68
	(1,139)	(160)	2,472
Cash flows from (utilized by) investing activities:
Additions to property and equipment	(157)	(1,951)	(2,538)
Proceeds on disposition of property and equipment	364	178	324
Proceeds on sale of investments	137	259	147
Acquisition of MyPoints.com, net of cash acquired (Note 24)	-	(32)	-
Decrease (increase) in short-term investments	552	(275)	(286)
Increase in restricted cash	(578)	-	-
Other, net	(247)	(148)	(168)
	71	(1,969)	(2,521)
Cash flows from financing activities:
Repurchase of common stock	-	-	(81)
Proceeds from issuance of long-term debt	950	2,485	2,515
Proceeds from DIP lenders	700	-	-
Repayment of long-term debt	(1,338)	(176)	(441)
Principal payments under capital leases	(220)	(289)	(283)
Purchase of equipment certificates under Company leases	-	-	(208)
Decrease in equipment certificates under Company leases	296	33	228
Increase (decrease) in short-term borrowings	(133)	133	(61)
Cash dividends	(7)	(88)	(118)
Other, net	18	40	(133)
	266	2,138	1,418
Increase (decrease) in cash and cash equivalents during the year	(802)	9	1,369

Cash and cash equivalents at end of year	$ 886	$ 1,688	$ 1,679

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Stockholders' Equity
(In millions, except per share)

					Unearned	Accumulated
			Additional	Retained	ESOP		Other
	Preferred	Common	Capital	Earnings	Preferred	Treasury	Comp.
	Stock	Stock	Invested	(Deficit)	Stock	Stock	Income	Other	Total
Balance at December 31, 1999	$ -	$ 1	$ 4,038	$ 2,138	$ (28)	$(1,402)	$ 352	$ (9)	$ 5,090
Year ended December 31, 2000:
Net earnings	-	-	-	50	-	-	-	-	50
Other comprehensive income, net:
Unrealized losses on securities, net	-	-	-	-	-	-	(196)	-	(196)
Minimum pension liability adj.	-	-	-	-	-	-	(4)	-	(4)
Total comprehensive income	-	-	-	50	-	-	(200)	-	(150)
Cash dividends on preferred
stock ($1.44 per Series B share)	-	-	-	(10)	-	-	-	-	(10)
Cash dividends on common
stock ($1.25 per share)	-	-	-	(144)	-	-	-	-	(144)
Common stock repurchases	-	-	-	-	-	(81)	-	-	(81)
Issuance and amortization of
ESOP preferred stock	-	-	147	-	-	-	-	-	147
ESOP dividend ($8.89 per share)	-	-	8	(36)	28	-	-	-	-
Preferred stock committed to
Supplemental ESOP	-	-	650	-	-	-	-	-	650
Other	-	-	(46)	-	-	(1)	-	2	(45)
Balance at December 31, 2000	-	1	4,797	1,998	-	(1,484)	152	(7)	5,457
Year ended December 31, 2001:
Net loss	-	-	-	(2,145)	-	-	-	-	(2,145)
Other comprehensive income, net:
Unrealized losses on investments, net	-	-	-	-	-	-	(116)	-	(116)
Unrealized losses on derivatives, net	-	-	-	-	-	-	(46)	-	(46)
Minimum pension liability adj.	-	-	-	-	-	-	(265)	-	(265)
Total comprehensive income	-	-	-	(2,145)	-	-	(427)	-	(2,572)
Cash dividends on preferred
stock ($1.44 per Series B share)	-	-	-	(10)	-	-	-	-	(10)
Cash dividends on common
stock ($0.30 per share)	-	-	-	(42)	-	-	-	-	(42)
Preferred stock committed to
Supplemental ESOP	-	-	229	-	-	-	-	-	229
Other	-	-	(31)	-	-	(1)	-	3	(29)
Balance at December 31, 2001	-	1	4,995	(199)	-	(1,485)	(275)	(4)	3,033
Year ended December 31, 2002:
Net loss	-	-	-	(3,212)	-	-	-	-	(3,212)
Other comprehensive income, net:
Unrealized losses on investments, net	-	-	-	-	-	-	(40)	-	(40)
Unrealized gains on derivatives, net	-	-	-	-	-	-	16	-	16
Minimum pension liability adj.	-	-	-	-	-	-	(2,364)	-	(2,364)
Total comprehensive income	-	-	-	(3,212)	-	-	(2,388)	-	(5,600)
Cash dividends on preferred
stock ($1.08 per Series B share)	-	-	-	(6)	-	-	-	-	(6)
Preferred stock committed to
Supplemental ESOP	-	-	75	-	-	-	-	-	75
Other	-	-	-	-	-	13	-	2	15
Balance at December 31, 2002	$ -	$ 1	$5,070	$(3,417)	$ -	$(1,472)	$(2,663)	$ (2)	$(2,483)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1)    Proceedings Under Chapter 11 of the Bankruptcy Code

        Chapter 11 Reorganization. On December 9, 2002 ("Petition Date"), UAL Corporation, United Air Lines, Inc. and 26 direct and indirect wholly owned subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division ("Bankruptcy Court"). The reorganization cases are being jointly administered under the caption "In re: UAL Corporation, et al., Case No. 02-48191" ("Chapter 11 Cases"). Included in the Consolidated Financial Statements are subsidiaries which have not commenced Chapter 11 cases and are not Debtors. The assets and liabilities of such non-filing subsidiaries are not considered material to the Consolidated Financial Statements.

         The Debtors continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. At hearings held on December 9, 2002, the Bankruptcy Court granted the Debtors first day motions for various relief designed to stabilize operations and business relationships with customers, vendors, employees and others and entered orders granting authority to the Debtors to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) honor customer service programs, including United's Mileage Plus frequent flyer program and ticketing program; and (c) honor obligations arising prior to the Petition Date related to the Company's interline, clearinghouse, code sharing and other similar agreements. The Bankruptcy Court also gave interim approval for the Debtors to access a total of up to $1.5 billion of debtor-in-possession secured financing ("DIP Financing") provided by JPMorgan Chase Bank, Citicorp USA, Inc., Bank One, NA and The CIT Group/Business Credit, Inc. Final approval of the DIP Financing was granted by the Bankruptcy Court on December 30, 2002. (See "DIP Financing" below.)

         Under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor's estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court.

        Shortly after the Chapter 11 filing, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing for the purpose of identifying and quantifying all pre-petition claims against the Debtors. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Debtors.

        Notwithstanding the preceding general discussion of the automatic stay, the Debtors' rights to possess and operate certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract are governed by a particular provision of the Bankruptcy Code that specifies different treatment. Section 1110 of the Bankruptcy Code ("Section 1110") provides that unless the Debtors take certain action, within 60 days after the Petition Date or such later date as is agreed by the applicable lessor, secured party, or conditional vendor, the contractual rights of such financier to take possession of such equipment and to enforce any of its other rights or remedies under the applicable agreement are not limited or otherwise affected by the automatic stay or any other provision of the Bankruptcy Code.

        Under Section 1110 of the Bankruptcy Code, the automatic stay lasts for only 60 days with respect to Section 1110-eligible aircraft, engines and related equipment except under two conditions. The debtor may extend the 60-day period by agreement of the relevant financier, with court approval. Alternatively, the debtor may agree to perform all of the obligations under the applicable financing and cure any defaults thereunder as required by the Bankruptcy Code. In the absence of either such arrangement, the financier may take possession of the property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment.

        The 60-day period under Section 1110 in the Company's Chapter 11 Case expired on February 7, 2003. The Company has reached agreements with a significant number of aircraft financiers to extend the automatic stay, in exchange in certain instances for United's agreement to make specified payments. United also has made elections with respect to certain other aircraft to cure all existing defaults and to pay the contract rates as required by the Bankruptcy Code. With respect to certain aircraft, however, United neither negotiated an extension of the automatic stay nor agreed to cure and resume payments. Accordingly, the financiers of such aircraft may seek to repossess the property. Although no such financiers have sought to repossess any United equipment, and although the Company believes that market conditions for commercial aircraft make repossession unlikely, there can be no assurance that United's lendors and lessors will not repossess any of the applicable aircraft. Any such repossessions could result in substantial disruptions to United's operations and could have a material adverse effect on the Company's business.

         Under Section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such lease or contract but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may file claims against the Debtors' estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure most existing defaults under such executory contract or unexpired lease. In this regard, the Company expects that liabilities subject to compromise and resolution in the Chapter 11 Cases will arise in the future as a result of damage claims created by the Debtors' rejection of various executory contracts and unexpired leases. Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown as subject to compromise to liabilities not subject to compromise.

         Section 1113(c) of the Bankruptcy Code permits a debtor to move to reject its collective bargaining agreements ("CBAs") if the debtor first satisfies several statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court's approval of the rejection. After bargaining in good faith and sharing relevant information with its unions, the debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time. The proposed modifications must be necessary to permit the reorganization of the debtor and must ensure that all the affected parties are treated fairly and equitably relative to the creditors and the debtor. Ultimately, rejection is appropriate if the unions refuse to agree to the debtors necessary proposals "without good cause" and the balance of the equities favors rejection.

         As required by the Bankruptcy Code, the United States Trustee for the Northern District of Illinois ("U.S. Trustee") has appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors' Committee will support the Debtors' positions or the Debtors' ultimate plan of reorganization, once proposed, and disagreements between the Debtors and the Creditors' Committee could protract the Chapter 11 Cases, could negatively impact the Debtors' ability to operate during the Chapter 11 Cases and could delay the Debtors' emergence from Chapter 11.

        In order to successfully exit Chapter 11, the Company will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for its corporate governance subsequent to exit from bankruptcy. On March 21, 2003, the Bankruptcy Court approved the extension of the Company's "exclusivity period" (during which it is the only party permitted to file a plan of reorganization) to October 2003, but under certain circumstances, the exclusivity period could be shortened by two months. The timing of filing a plan of reorganization by the Company will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 Cases. Although the Company expects to file a plan of reorganization that provides for its emergence from bankruptcy as a going concern, there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

         Financial Statement Presentation. The accompanying consolidated financial statements have been prepared in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

        SOP 90-7 requires that the financial statements for periods subsequent to the Chapter 11 filing petition distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. The Statements of Consolidated Financial Position distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

        In addition, as a result of the Chapter 11 filing, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about the Company's ability to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

         Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Chapter 11 Cases. The deadline for filing proofs of claim with the Bankruptcy Court is May 12, 2003, with a limited exception for governmental entities, which have until June 9, 2003 to file proofs of claim. Accordingly, the ultimate number and allowed amounts of such claims are not presently known.

         DIP Financing. The DIP Financing consists of two facilities, a $300 million facility provided by Bank One N.A. ("Bank One Facility") and a $1.2 billion facility provided by J.P. Morgan Chase Bank, Citicorp USA, Inc., Bank One, N.A. and The CIT Group/Business Credit, Inc. ("Club Facility"). The Company has received commitments of $1.0 billion under the Club Facility following the completion of the syndication process for that facility; the balance is conditioned upon the participation of one or more additional lenders approved by the existing participants.

         The Bank One Facility consists of a $300 million term loan with an interest rate option of the prime rate plus 5.5% or LIBOR plus 6.5% (with a LIBOR floor of 3%). As of December 31, 2002, the Company had borrowed $300 million at the LIBOR option which is due in five equal monthly installments beginning in March 2004.

         The Club Facility consists of a revolving credit and letter of credit facility of $800 million and a term loan of $400 million, which matures on July 1, 2004. The Company has the option of borrowing under the Club Facility at an interest rate of the prime rate plus 5.5% or LIBOR plus 6.5% (with a LIBOR floor of 3%). As of December 31, 2002, the Company had borrowed $400 million under the term loan at the LIBOR option. In addition, the Company had available a $100 million letter of credit facility which was not drawn down on in December, but was fully utilized by March 2003. The remaining $700 million under the revolving credit facility is subject to stringent availability hurdles as discussed below.

         The DIP Financing is guaranteed by each of the Debtors and is secured by first priority liens on all unencumbered present and future assets of the Debtors and by junior liens on all other assets of the Debtors, other than certain specified assets, including assets which are subject to financing agreements that are entitled to the benefits of Section 1110 to the extent such financing agreements prohibit such junior liens. In addition, the Bank One Facility is secured by cash collateral collected under the Co-Branded Credit Card Agreement between Bank One and the Company.

         The terms of the DIP Financing include covenants that require the Company to satisfy ongoing monthly financial requirements as determined by EBITDAR (earnings before interest, income taxes, depreciation, amortization and aircraft rents) and covenants that limit, among other things, the Debtors' ability to borrow additional money, make capital expenditures and make additional corporate investments. In addition, the Company is required to maintain a minimum unrestricted cash balance, excluding escrowed amounts, of $300 million.

         Under the Club Facility, borrowing availability is determined by a formula based on a percentage of eligible assets. The eligible assets consist of certain previously unencumbered aircraft, spare engines, spare parts inventory, certain flight simulators and quick engine change kits. The underlying value of such assets may fluctuate periodically due to prevailing market conditions and fluctuations in value may have an impact on the borrowing availability under the Club Facility. Availability may be further limited by additional reserves imposed by the banks in their commercially reasonable discretion.

         The remaining $700 million of availability under the Club Facility, subject to the limitation on borrowing availability discussed above, will be available to the Company after certain conditions are met, including achieving positive cumulative EBITDAR; submitting a certified updated business plan; providing updated appraisals on the collateral and ascertaining there has been no material adverse change with respect to transferability of routes, gate leaseholds or slots.

(2) Summary of Significant Accounting Policies

        (a) Basis of Presentation - UAL is a holding company whose principal subsidiary is United. The consolidated financial statements include the accounts of UAL and all of its majority-owned affiliates (collectively "the Company"). All significant intercompany transactions are eliminated. Certain prior-year financial statement items have been reclassified to conform to the current year's presentation.

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

        (c) Airline Revenues - Passenger fares and cargo revenues are recorded as operating revenues when the transportation is furnished. The value of unused passenger tickets is included in current liabilities as advance ticket sales. In addition, United has formed bilateral alliances with other airlines which include: joint frequent flyer participation; code sharing of flight operations; coordination of reservations, baggage handling and flight schedules and other resource-sharing activities. Code sharing is an agreement under which a carrier's flights can be marketed under the two-letter airline designator code of another carrier. Revenues earned under these arrangements are allocated between the code share partners based on existing contractual agreements and airline industry standard pro-ration formulas and are recognized as passenger revenue when the transportation is provided.

        (d) Cash and Cash Equivalents and Short-Term Investments - Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Other investments are classified as short-term investments.

        From time to time, United lends certain of its securities classified as cash and cash equivalents and short-term investments to third parties. United requires collateral in an amount exceeding the value of the securities and is obligated to reacquire the securities at the end of the contract. United accounts for these transactions as secured borrowings rather than sales and does not remove the securities from the balance sheet. At December 31, 2002, United had no secured borrowings outstanding.

        At December 31, 2002 and 2001, $402 million and $526 million, respectively, of investments in debt securities included in cash and cash equivalents and short-term investments were classified as available-for-sale, and $714 million and $2.0 billion, respectively, were classified as held-to-maturity. Investments in debt securities classified as available-for-sale are stated at fair value based on the quoted market prices for the securities, which does not differ significantly from their cost basis. Investments classified as held-to-maturity are stated at cost which approximates market due to their short-term maturities. The gains or losses from sales of available-for-sale securities are included in interest income for each respective year.

        At December 31, 2002, the Company had $578 million in restricted cash, including $116 million in long-term restricted cash. The cash largely represents security for worker compensation obligations in states where United self-insures, security deposits for airport leases and reserves with institutions which process the Company's sales.

        (e) Aircraft Fuel, Spare Parts and Supplies - Aircraft fuel and maintenance and operating supplies are stated at average cost. Flight equipment spare parts are stated at average cost less an obsolescence allowance.

        (f) Operating Property and Equipment - Owned operating property and equipment is stated at cost. Property under capital leases, and the related obligation for future lease payments, are initially recorded at an amount equal to the then present value of those lease payments.

        Depreciation and amortization of owned depreciable assets is based on the straight-line method over their estimated service lives. Leasehold improvements are amortized over the remaining period of the lease or the estimated service life of the related asset, whichever is less. Aircraft are depreciated to estimated salvage values, generally over lives of 25 to 30 years; buildings are depreciated over lives of 25 to 45 years; and other property and equipment are depreciated over lives of 3 to 15 years.

        Properties under capital leases are amortized on the straight-line method over the life of the lease or, in the case of certain aircraft, over their estimated service lives. Lease terms are 10 to 22 years for aircraft and flight simulators and 29 years for buildings. Amortization of capital leases is included in depreciation and amortization expense.

        Maintenance and repairs, including the cost of minor replacements, are charged to maintenance expense accounts as incurred. Costs of additions to and renewals of units of property are charged to property and equipment accounts.

        (g) Mileage Plus Awards - UAL accrues the estimated incremental cost of providing free travel awards earned under its Mileage Plus frequent flyer program when such award levels are reached. United sells mileage credits to participating airline partners in the Mileage Plus program and UAL Loyalty Services ("ULS"), a wholly owned subsidiary of UAL, sells mileage credits to non-airline business partners.

        A portion of revenue from the sale of mileage credits is deferred and recognized as passenger revenue when the transportation is provided. Accordingly, UAL recorded a charge of $209 million, net of tax, in 2000, for the cumulative effect of a change in accounting principle to reflect the application of the accounting method to prior years. This change resulted in a reduction to revenues of approximately $38 million for 2000.

        (h) Deferred Gains - Gains on aircraft sale and leaseback transactions are deferred and amortized over the lives of the leases as a reduction of rental expense.

        (i) United Express - United has marketing agreements under which independent regional carriers, flying under the United Express name, feed passengers to United owned and operated flights. United pays these carriers on a fee-per-departure basis and includes the revenues derived from the carriers in passenger revenue, net of these expenses. United Express revenues (net of expenses) included in passenger revenues were $(255) million, $(232) million and $(49) million for 2002, 2001 and 2000, respectively.

         While the effect on United's results, taking into account only the United Express flights, is negative, the Company realizes a significant benefit (not included in the results shown above) from the traffic provided to United's operations as a result of these agreements.

         United has call options on 83 regional jets owned or leased by these carriers. The call option is a standard part of the United Express agreement and is intended to allow United to secure control over regional jets used for United Express flying in the event a United Express agreement is terminated. The call option reduces this risk if the Company determines that a change of United Express carrier is necessary, particularly due to the significant time lag between order and delivery of aircraft (such as regional jets made to United's specifications).

         The call options are only exercisable if United maintains a specified credit rating and the United Express carrier fails to meet required operating and/or financial performance levels for a specified period of time. Due to United's current credit rating, none of the call options are exercisable at this time.

        (j) Advertising - Advertising costs, which are included in other operating expenses, are expensed as incurred. Advertising expense was $169 million, $217 million and $269 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        (k) Intangibles - Intangibles consist primarily of route acquisition costs and intangible pension assets (see Note 20, "Retirement and Postretirement Plans").

        Effective January 1, 2002, UAL adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In connection with the adoption of SFAS No. 142, UAL discontinued $12 million in annual amortization expense on route acquisition costs, which are indefinite-lived intangible assets. SFAS No. 142 also requires companies to test intangibles for impairment on an annual basis or on an interim basis when a triggering event occurs. During the first quarter of 2002, the Company performed an initial evaluation of its intangibles and determined that the fair value of its intangibles was in excess of the book value.

         The following information relates to UAL's intangibles at December 31, 2002:

(In millions)	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Airport Slots and Gates	$ 184	$ 166
Other	47	14
	$ 231	$ 180

Unamortized intangible assets
Routes	$ 344
Goodwill	17
$ 361

         Slots and gates are amortized on a straight-line basis over the life of the related leases. Other intangibles are amortized over periods of 3 to 10 years. Total amortization expense recognized in 2002 was $12 million. The Company expects to record amortization expense of $8 million in 2003, $7 million in 2004 and 2005, $6 million in 2006 and $4 million in 2007.

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

         Slots and gates, like routes, are highly valued assets that do not frequently come into the marketplace. The Company has no intention to sell these assets and believes that the market value is in excess of the recorded book value.

         Goodwill primarily relates to UAL Loyalty Services' ("ULS") acquisition of MyPoints.com, which occurred in July 2001 and is based on the final purchase price allocation. Management believes that the cash flows of ULS's operation, as reflected in Note 23, "Segment Information" are sufficient to support the value of these intangibles and goodwill.

         Pro forma results for the years ended 2001 and 2000 assuming the discontinuation of amortization are shown below:

(In millions, except per share)	2001	2000

Earnings (loss) before cumulative effect
and extraordinary loss, as reported	$(2,137)	$ 265
Amortization of routes, net of tax	7	7
Earnings (loss) before cumulative effect
and extraordinary loss, pro forma	$(2,130)	$ 272

Net earnings (loss), as reported	$(2,145)	$ 50
Amortization of routes, net of tax	7	7
Net earnings (loss), pro forma	$(2,138)	$ 57
Per share	Basic	Diluted	Basic	Diluted
Earnings (loss) before cumulative effect
and extraordinary loss, as reported	$(39.90)	$(39.90)	$ 2.02	$ 1.89
Amortization of routes, net of tax	0.14	0.14	0.08	0.06
Earnings (loss) before cumulative effect	$(39.76)	$(39.76)	$ 2.10	$ 1.95
and extraordinary loss, pro forma

Net earnings (loss), as reported	$(40.04)	$(40.04)	$ 0.04	$ 0.04
Amortization of routes, net of tax	0.14	0.14	0.08	0.06
Net earnings (loss), pro forma	$(39.90)	$(39.90)	$ 0.12	$ 0.10

        (l) Measurement of Impairments - Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 did not have an effect on the Company's results of operations.

         United's policy is to recognize an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset's carrying value and fair market value.

        (m) Stock Option Accounting - At December 31, 2002, the Company had certain stock-based employee compensation plans, as described in Note 18, "Stock Options and Awards." The Company has elected to continue accounting for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost pertaining to stock options is reflected in the Company's net earnings (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings (loss) and earnings (loss) per share would have instead been reported as the pro forma amounts indicated below:

(In millions, except per share)	Year Ended December 31
	2002	2001	2000
Net earnings (loss), as reported	$(3,212)	$ (2,145)	$ 50
Less: Total compensation expense determined under
fair value method, net of tax in 2001 and 2000	(28)	(16)	(17)
	$(3,240)	$ (2,161)	$ 33

Net earnings (loss) per share:
Basic and Diluted - As reported	$ (53.55)	$ (40.04)	$ 0.04
Basis and Diluted - Pro forma	$ (54.01)	$ (40.34)	$(0.10)

(3) Special Charges

2002 -
         Avolar.On March 22, 2002, UAL announced the orderly shutdown of its wholly owned subsidiary Avolar, which was formed in early 2001 to operate and sell fractional ownership interests in premium business aircraft. In connection with the closing of Avolar, UAL recorded a special charge of $82 million in the first quarter 2002 which included aircraft deposits and termination fees ($55 million), operating related expenses ($18 million), severance related costs ($7 million) and other costs ($2 million).

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

        Severance. During the fourth quarter of 2002, UAL announced the closing of three reservation centers, a maintenance line and four international stations and the conversion of five stations in the U.S. to United Express service, which resulted in the furloughing of a number of employees. Additionally, in connection with the Company's plan to decrease the airline's flying schedule, as well as overall cost-saving measures, the Company announced a reduction in employment levels effective January and February 2003. As a result of the announced furloughs, the Company recorded a special charge of $67 million in the fourth quarter of 2002 for severance-related charges.

2001 -
         Related to September 11. During the third quarter of 2001, United recorded a special charge of $1.3 billion in operating expense and $49 million in non-operating expense for amounts relating to the September 11 terrorist attacks and the resulting impact on the Company's schedule and operations.

         The special charge in operating expense was made up of the following (in millions):

Amount
Special charges:
Aircraft groundings and impairment	$ 788
Reduction in force	217
Early termination fees	181
Discontinued capital projects	107
Miscellaneous	19
Total operating special charges	$ 1,312

         After the September 11 terrorist attacks, the Company grounded the B727-200 and B737-200 fleets and recorded a charge of $271 million, reflecting the write down of the fleets to fair value.

         Due to the changes implemented to United's operations, the Company reviewed its fleet for impairment in accordance with SFAS No. 121, as amended by SFAS No. 144. Management determined that the estimated net undiscounted future cash flows generated by its B737-500 and B747-400 fleets would be less than their carrying value. Management estimated the undiscounted future cash flows with models used by the Company in making fleet and scheduling decisions. These models utilized the Company's projections of passenger yield, fuel costs, labor costs and other relevant factors for the markets where these aircraft will operate. The aircraft in each of these fleets were written down to their fair market values, as estimated by management using published sources, third-party appraisals and bids received from third parties. Accordingly, the special charge includes an impairment charge of $517 million for these aircraft fleets resulting from the anticipated decrease in future cash flows.

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

         As part of the Air Transportation Safety and System Stabilization Act of 2001 (the "Act") enacted in response to the events of September 11, 2001, the federal government made $5.0 billion in federal grants available to the airline industry. The Company received a total of $782 million in grants under the Act, of which $652 million was received in 2001 and $130 million in 2002. These amounts represent the Company's total allocation of grant money under the Act.

        Following is a reconciliation of activity related to the accruals for the reduction in force and early termination fees:

	Reduction in force	Early termination fees
Balance at December 31, 2001	$ 87	$ 171
Accruals	67	39
Payments	(43)	(48)
Reversal of overaccruals	(44)	-
Balance at December 31, 2002	$ 67	$ 162

         During 2002, the Company reversed $44 million of overaccruals pertaining to the reduction in force as a result of the Company furloughing fewer employees than was initially anticipated in early 2002.

         Through December 31, 2002, the Company had received approximately $58 million related to insurance recoveries on aircraft destroyed by the September 11 attacks and approximately $12 million related to other covered expenses.  The Company anticipates that its liability from claims arising from the events of September 11, 2001 will be significant, after considering the liability protections provided for by the Act; however, the Company expects that any amounts paid on such claims will be borne by its insurance carriers as claims are resolved and, in any event, the Company believes that, under the Act, its liability will be limited to its insurance coverage.

         The Company has not incurred any material environmental obligations relating to September 11.

        US Airways Merger.During the second quarter of 2001, UAL recognized a special charge of $116 million for incremental direct costs incurred related to the potential acquisition of US Airways Group, Inc. that was ultimately terminated. In addition to a $50 million termination fee, the Company incurred costs of $29 million related to integration project management, $16 million in legal fees and $21 million in other professional fees that were written off.

2000 -
         Operating Special Charges. The Company recorded the following special charges in operating expense in 2000:

(in millions)	Amount
Fleet impairments	$ 33
Sublease losses	16
Write-down of leased equipment	36
Impairment of equipment	54
$ 139

         During 2000, the Company permanently grounded certain BAe Turbo-Prop aircraft which had been used in the United Express operation and announced the planned early retirement of the B727-222 aircraft fleet resulting in an impairment charge of $33 million, in accordance with SFAS No. 121, as amended by SFAS No. 144. In connection with the grounding of the BAe aircraft, the Company also incurred a charge of $16 million for losses related to subleases, in accordance with FASB Technical Bulletin 79-15, "Accounting for Loss on a Sublease Not Involving the Disposal of a Segment."

         The Company also announced its decision to end its freighter operation effective December 24, 2000, resulting in the early retirement of four DC10-30 freighter aircraft which were under lease. Accordingly, the Company recorded a charge of $12 million in the fourth quarter of 2000. Additionally, the Company permanently grounded seven leased B747-238 aircraft in the second quarter of 2000 and recorded a $24 million charge, as the aircraft continued to be leased but were no longer used for operating purposes beyond 2000.  These charges were recognized in accordance with EITF 88-10, "Costs Associated with Lease Modification or Termination," as it was determined that the grounded, leased aircraft and improvements had no substantive future use or benefit. Accordingly, the remaining rental payments and capitalized leasehold improvements were written-off.

         Finally, the Company recorded a charge of $37 million in the second quarter of 2000 when the Company retired the inflight video system on certain B777-222 aircraft, which was replaced by an enhanced and more reliable inflight video system. The Company also recorded an impairment charge of $17 million to reduce the carrying value of certain equipment no longer used in the Company's operations as of the fourth quarter 2000, to net realizable value in accordance with SFAS No. 121.

         Priceline. In 1999, United received 5.5 million warrants convertible into 5.5 million shares of Priceline common stock at an exercise price of $52.625, which were recorded at their fair value of $61 million. In the third quarter of 2000, United recorded an impairment loss of $38 million, net of tax, in non-operating expense, for the write-down of these warrants to zero. Subsequent to the third quarter of 2000, the Company sold all of its warrants in Priceline for less than $1 million in proceeds.

(4) Per Share Amounts

        Basic earnings per share were computed by dividing net earnings (loss) before extraordinary item and cumulative effect by the weighted-average number of shares of common stock outstanding during the year and potential participating ESOP preferred shares in periods where such shares are dilutive using the if-converted method. In addition, diluted earnings per share amounts include potential common shares, including common shares issuable upon conversion of ESOP shares committed to be released.

Earnings (Loss) Attributable to Common Stockholders (in millions)	2002	2001	2000
Net earnings (loss) before cumulative effect and extraordinary item	$(3,212)	$(2,137)	$ 265
Preferred stock dividends	(10)	(10)	(46)
Earnings (loss) attributable to common stockholders (Basic and Diluted)	$(3,222)	$(2,147)	$ 219

Shares (in millions)
Weighted average shares outstanding	60.2	53.8	51.3
Participating convertible ESOP preferred stock	-	-	57.0
Weighted average number of shares (Basic)	60.2	53.8	108.3
Non-participating convertible ESOP preferred stock	-	-	7.5
Other	-	-	0.7
Weighted average number of shares (Diluted)	60.2	53.8	116.5

Earnings (Loss) Per Share (before cumulative effect and extraordinary item)
Basic	$(53.55)	$(39.90)	$ 2.02
Diluted	$(53.55)	$(39.90)	$ 1.89

        At December 31, 2002, stock options to purchase 12,850,750 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares. In addition, 33,857,761 shares of convertible ESOP preferred stock were not included in the computation of diluted earnings per share, as the result would be antidilutive.

(5) Comprehensive Income

        The following table presents the tax effect of those items included in other comprehensive income:

	Year Ended December 31
(In millions)	2002			2001			2000
		Tax	Net of		Tax	Net of		Tax	Net of
	Pre-Tax	Effect	Tax	Pre-Tax	Effect	Tax	Pre-Tax	Effect	Tax
Unrealized holding gains (losses) on
investments arising during period	$ 6	$ -	$ 6	$ 79	$ (29)	$ 50	$ (297)	$ 101	$ (196)
Less: reclassification adjustment
for gains included in net income	46	-	46	261	(95)	166	-	-	-
Net unrealized holding gains (losses)	(40)	-	(40)	(182)	66	(116)	(297)	101	(196)
Net unrealized gains (losses)
on derivatives	16	-	16	(72)	26	(46)	-	-	-
Minimum pension liability	(2,364)	-	(2,364)	(418)	153	(265)	(6)	2	(4)
Total other comprehensive income	$(2,388)	$ -	$(2,388)	$ (672)	$ 245	$ (427)	$ (303)	$ 103	$(200)

        Unrealized gains (losses) on securities primarily represent gains (losses) on the Company's investments in Galileo and Cendant as discussed in Note 8, "Investments."

         The components of accumulated other comprehensive income (loss) (which are all net of applicable taxes in 2000 and 2001) are as follows:

	Unrealized	Unrealized	Minimum
(in millions)	Gain/(Loss)	Losses on	Pension
	on Investments	Derivatives	Liability	Total
Balance at December 31, 1999	$ 355	$ -	$ (3)	$ 352
Current year net change	(196)	-	(4)	(200)
Balance at December 31, 2000	$ 159	$ -	$ (7)	$ 152
Current year net change	(116)	(46)	(265)	(427)
Balance at December 31, 2001	$ 43	$ (46)	$ (272)	$ (275)
Current year net change	(40)	16	(2,364)	(2,388)
Balance at December 31, 2002	$ 3	$ (30)	$(2,636)	$(2,663)

(6)  Other Income (Expense) - Miscellaneous

        Included in Other income (expense) - "Miscellaneous, net" was $(13) million, $(21) million and $(22) million of foreign exchange gains (losses) in 2002, 2001 and 2000, respectively.

(7) Income Taxes

        In 2002, UAL incurred both a regular and an alternative minimum tax ("AMT") loss. The carryback of the AMT loss to 1998 and 1999 will produce a federal tax refund, thereby reducing AMT credits. The primary differences between UAL's regular tax loss and AMT loss are the depreciation adjustments and preferences.

         In assessing the realizability of its deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax asset will be realized. During 2002, the Company recorded a valuation allowance against its deferred tax assets.

        The provision (credit) for income taxes is summarized as follows:

(In millions)	2002	2001	2000
Current -
Federal	$ (669)	$ (82)	$ (133)
State	4	-	(24)
	(665)	(82)	(157)
Deferred -
Federal	755	(1,048)	278
State	(90)	(96)	39
	665	(1,144)	317
	$ -	$(1,226)	$ 160

         The significant components of the deferred income tax provision (credit) are as follows:

(In millions)	2002	2001	2000
Deferred tax provision (exclusive of the
other components listed below)	$ (495)	$(1,150)	$ 317
Increase in the valuation allowance
for deferred tax assets	1,160	6	-
	$ 665	$(1,144)	$ 317

        The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

(In millions)	2002	2001	2000
Income tax provision at statutory rate	$(1,124)	$(1,175)	$ 151
State income taxes, net of federal income
tax benefit	(56)	(62)	10
ESOP dividends	-	(17)	(32)
Nondeductible employee meals	13	18	24
Valuation allowance	1,160	6	-
Other, net	7	4	7
	$ -	$(1,226)	$ 160

        Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities for 2002 and 2001 are as follows:

(In millions)	2002		2001
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Employee benefits, including
postretirement medical and ESOP	$ 1,753	$ 29	$ 1,329	$ 80
Depreciation, capitalized interest
and transfers of tax benefits	-	3,733	-	3,180
Federal and state net operating loss
carryforwards	1,627	-	1,162	-
Mileage Plus deferred revenue	196	-	171	-
Gains on sale and leasebacks	247	-	275	-
Rent expense	468	-	462	-
AMT credit carryforwards	294	-	255	-
Other	1,126	1,032	939	958
Less: Valuation allowance	(1,166)	-	(6)	-
	$ 4,545	$ 4,794	$ 4,587	$ 4,218

        At December 31, 2002, UAL and its subsidiaries had $294 million of federal AMT credits and $1.6 billion of federal and state net operating loss ("NOL") credits which may be carried forward to reduce the tax liabilities of future years. Federal NOL credits of $218 million expire in 2022 and $1.2 billion expire in 2023.

         Current Internal Revenue Service ("IRS") rules would place the Company's NOLs at risk if an ownership change occurs during the three years prior to emergence from bankruptcy. An ownership change is triggered if shareholders owning 5% or more of the stock change their holdings in the aggregate by at least 50 percentage points. Consequently, the Bankruptcy Court has entered an injunction preventing trading in the Company's securities by substantial equity holders and claimholders, including the ESOP trustee, State Street Bank & Trust.

         On March 4, 2003, the Company announced that it had received a private letter ruling from the IRS which would permit the Company to allow the additional sale of UAL common stock held by the ESOP without jeopardizing these tax benefits. (See Note 16, "ESOP Preferred Stock" and Note 19, "Employee Stock Ownership Plans" for further details.)

         The Company has determined, based on its history of operating earnings (losses) and current declaration of bankruptcy, that it is more likely than not that the gross deferred tax assets, net of valuation allowances at December 31, 2002 are expected to be realized through the reversals of existing deferred tax credits.

(8) Investments

        At December 31, 2000, United owned 15,940,000 shares (18%) in Galileo, a leading provider of electronic global distribution services for the travel industry. On October 1, 2001, Cendant Corporation ("Cendant") acquired all of the outstanding common stock of Galileo for a combination of stock and cash. Accordingly, United tendered all of its shares in Galileo for net proceeds of $65 million and 21,168,320 shares in Cendant, resulting in a gain of $244 million. In the fourth quarter of 2001, United sold 14 million shares of Cendant common stock for net proceeds of $194 million, resulting in a gain of $17 million. In January 2002, United sold its remaining investment in Cendant for net proceeds of $137 million, resulting in a gain of $46 million.

        During 2000, 2001 and 2002, ULS invested approximately $53 million in Orbitz, an Internet travel web site. ULS owns approximately 22% of Orbitz and accounts for this investment using the equity method of accounting.

        During 1998 and 1999, United invested approximately $51 million in GetThere.com resulting in a 28% minority interest consisting of common stock, warrants and options. United accounted for its investment in GetThere.com using the equity method of accounting. On October 6, 2000, Sabre Holdings Corporation acquired all of the outstanding common stock of GetThere.com for $17.75 per share. Accordingly, after converting its options and warrants, United tendered all of its shares for net proceeds of $147 million, resulting in a gain of approximately $69 million, net of tax.

(9) Acquisitions

        On July 18, 2001, ULS successfully completed its cash tender offer to acquire all of the outstanding common stock of MyPoints.com for $2.60 per share. MyPoints.com is an Internet-based direct marketing and membership services company, known for its database-driven loyalty infrastructure. Including the costs related to vested management stock options, outstanding warrants and transaction-related expenditures, the aggregate cost of the acquisition was approximately $118 million ($32 million, net of cash acquired). The Company recorded approximately $32 million to goodwill and intangible assets based on the final purchase price allocation. This transaction is being accounted for under the purchase method, in accordance with SFAS No. 141, "Business Combinations."

(10) Liabilities Subject to Compromise

         Liabilities subject to compromise refers to liabilities incurred prior to the commencement of the Chapter 11 Cases. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events. It is anticipated that such adjustments may be material. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

         At December 31, 2002, the Company had liabilities subject to compromise of approximately $13.8 billion which consisted of the following:

(In millions)
Long-term debt, including accrued interest	$ 8,331
Aircraft-related accruals and deferred gains	2,306
Capital lease obligations, including accrued interest	2,195
Accounts payable	332
Company-obligated mandatorily redeemable
preferred securities of a subsidiary trust	97
Other	572
$ 13,833

(11) Short-Term Borrowings

        At December 31, 2001, United had outstanding $133 million in short-term borrowings, bearing an average interest rate of 2.80%. Receivables amounting to $145 million were pledged by United to secure repayment of such outstanding borrowings. This arrangement was terminated in May 2002 and the borrowings repaid.

(12) Long-Term Debt

        As of December 31, 2002, all of the Company's pre-petition debt is in default due to the Chapter 11 filing. Pre-petition debt, which is classified as liabilities subject to compromise as of December 31, consisted of the following:

(In millions)
Secured notes, 2.03% to 9.52%, averaging
5.83%, due through 2014	$ 7,050
Debentures, 9.00% to 11.21%, averaging
9.89%, due through 2021	646
Special facility bonds, 5.63% to 6.38%,
averaging 5.90%, due through 2035	493
$ 8,189

        A summary of long-term debt, including current maturities, as of December 31 is as follows:

(In millions)	2002	2001
DIP Facility, 7.75%, due 2004	$ 700	$ -
Secured notes, 2.30% to 9.83%, averaging
5.78%, due through 2014	-	6,708
Debentures, 9.00% to 11.21%, averaging
9.89%, due through 2021	-	646
Special facility bonds, 5.63% to 6.38%,
averaging 5.90%, due through 2035	-	493
	700	7,847
Less: Unamortized discount on debt	-	(8)
Current maturities	-	(1,217)
	$ 700	$ 6,622

        At December 31, 2002, United had outstanding a total of $3.9 billion of debt at variable rates from 2.03% to 9.52% based on specified spreads over LIBOR.

         In December 2002, the Company borrowed $700 million under the DIP Facility as described more fully in Note 1, "Proceedings Under Chapter 11 of the Bankruptcy Code."

         During 2002, the Company refinanced approximately $525 million in interim financing through a $775 million private debt financing which refinanced certain aircraft. The Company also arranged long-term financing for approximately $314 million in debt that had been placed in interim financing facilities and refinanced $238 million in long-term debt through a sale-leaseback transaction.

        In July 2000, the Company issued $921 million in enhanced equipment trust certificates ("EETCs") to refinance certain owned aircraft and aircraft under operating leases. Net proceeds after refinancing the operating leases was $622 million. In December 2000, the Company issued an additional $1.5 billion in EETCs to finance certain owned aircraft and in August 2001, the Company issued $1.5 billion in EETCs to finance certain owned aircraft. Also during 2001, the Company issued $1.0 billion in long-term debt to finance the acquisition of aircraft.

        In addition to scheduled principal payments, in 2000 the Company repaid $116 million in principal amount of debentures prior to maturity. The debentures were scheduled to mature at various times through 2021. An extraordinary loss of $6 million, net of tax benefits of $4 million was recorded, reflecting amounts paid in excess of the debt carrying value.

        At December 31, 2002, United had recorded $493 million in special facilities revenue bonds to finance the acquisition and construction of certain facilities at Los Angeles, San Francisco, Miami and Chicago. United guarantees the payment of these bonds under various payment and loan agreements. The bond proceeds are restricted to expenditures on the facilities and unspent amounts are classified as other assets in the Statements of Consolidated Financial Position.

        Various assets, principally aircraft, having an aggregate book value of $11.0 billion at December 31, 2002, were pledged as security under various loan agreements.

         The carrying amount of the Company's borrowings under the DIP Facility approximates the fair value. The fair value of the Company's debt included in liabilities subject to compromise cannot be reasonably estimated at December 31, 2002. The fair value of debt at December 31, 2001 was $6.9 billion.

(13) Lease Obligations

        The Company leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, real estate, office and computer equipment and vehicles. As allowed under Section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Consequently, the Company anticipates that its liabilities pertaining to leases, and the amounts related thereto as discussed below, will change significantly in the future.

        At December 31, 2002, scheduled future minimum lease payments under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year were as follows:

(In millions)	Operating Leases		Capital
	Aircraft	Non-aircraft	Leases
Payable during -
2003	$ 985	$ 614	$ 318
2004	1,021	595	329
2005	1,034	582	298
2006	1,045	559	325
2007	1,025	620	451
After 2007	7,694	7,488	1,144
Total minimum lease payments	$ 12,804	$ 10,458	2,865
Imputed interest (at rates of 5.3% to 12.2%)			(805)
Present value of minimum lease payments			$ 2,060

        As of December 31, 2002, United leased 300 aircraft, 59 of which were under capital leases. These leases have terms of 5 to 26 years, and expiration dates ranging from 2003 through 2018. Under the terms of all leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost. The theoretical present value of United's future minimum lease payments under operating leases for aircraft and non-aircraft was $5.2 billion and $3.5 billion, respectively, at December 31, 2002.

        Certain of the Company's aircraft lease transactions contain provisions such as put options giving the lessor the right to require the Company to purchase the aircraft at lease termination for a certain amount resulting in residual value guarantees. Leases containing this or similar provisions are recorded as capital leases on the statement of financial position and, accordingly, any and all residual value guarantee amounts contained in an aircraft lease are fully reflected as capital lease obligations on the Statements of Consolidated Financial Position.

        In connection with the financing of certain aircraft accounted for as capital leases, United had on deposit at December 31, 2002 an aggregate 42 billion yen ($357 million), 387 million euro ($405 million) and $14 million in certain banks and had pledged an irrevocable security interest in such deposits to certain of the aircraft lessors. These deposits will be used to pay off an equivalent amount of recorded capital lease obligations.

        Amounts charged to rent expense, net of minor amounts of sublease rentals, were $1.5 billion in 2002, $1.4 billion in 2001 and $1.5 billion in 2000. Included in 2002 rental expense was $11 million in contingent rentals, resulting from changes in interest rates for operating leases under which the rent payments are based on variable interest rates.

(14) Company-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust

        In December 1996, UAL Corporation Capital Trust I (the "Trust") issued $75 million of its 13 1/4% Trust Originated Preferred Securities (the "Preferred Securities") in exchange for 2,999,304 depositary shares, each representing 1/1000 of one share of Series B 12 1/4% preferred stock (see Note 15, "Serial Preferred Stock"). Concurrent with the issuance of the Preferred Securities and the related purchase by UAL of the Trust's common securities, the Company issued to the Trust $77 million aggregate principal amount of its 13 1/4% Junior Subordinated Debentures (the "Debentures") due 2026. The Debentures are and will be the sole assets of the Trust. The interest and other payment dates on the Debentures correspond to the distribution and other payment dates on the Preferred Securities. Upon maturity or redemption of the Debentures, the Preferred Securities will be mandatorily redeemed. The Debentures are redeemable at UAL's option, in whole or in part, on or after July 12, 2004, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to the redemption date. Upon the repayment of the Debentures, the proceeds thereof will be applied to redeem the Preferred Securities.

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

        As a result of the Chapter 11 filing, the Company is in default to the Trust and is no longer making interest payments on the Debentures. As a result, the Trust will no longer have the funds available to pay distributions on the Preferred Securities and stopped accruing and paying such dividends in October 2002. The Trust is in default on the Preferred Securities. As the Company is a guarantor on the outstanding Debentures, as a result of the default, the Company has become a debtor to the holders of the Preferred Securities directly. This liability is a pre-petition liability and has been classified as liabilities subject to compromise. Additionally, the Company is no longer accruing for distributions on the Preferred Securities.

        The fair value of the Preferred Securities at December 31, 2002 and 2001 was $3 million and $57 million, respectively.

(15) Serial Preferred Stock

        At December 31, 2002, UAL had outstanding 3,203,177 depositary shares, each representing 1/1000 of one share of Series B 12 1/4% preferred stock, with a liquidation preference of $25 per depositary share ($25,000 per Series B preferred share) and a stated capital of $0.01 per Series B preferred share. Under its terms, any portion of the Series B preferred stock or the depositary shares is redeemable for cash after July 11, 2004, at UAL's option, at the equivalent of $25 per depositary share, plus accrued dividends. The Series B preferred stock is not convertible into any other securities, has no stated maturity and is not subject to mandatory redemption.

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

        On September 30, 2002, UAL announced that it was suspending the payment of dividends on the Series B preferred stock. As a result of the Chapter 11 filing, the Company is no longer accruing for dividends on the Series B preferred stock.

        UAL is authorized to issue up to 15,986,584 additional shares of serial preferred stock.

(16) ESOP Preferred Stock

        The following activity relates to UAL's outstanding ESOP preferred stocks (see Note 19, "Employee Stock Ownership Plans" for a description of the ESOPs):

	Class 1 ESOP	Class 2 ESOP	ESOP Voting
Balance December 31, 1999	12,100,463	948,036	12,625,323
Shares issued	539,177	855,998	3,073,968
Converted to common	(420,958)	(283,428)	(710,056)
Balance December 31, 2000	12,218,682	1,520,606	14,989,235
Shares issued	-	692,811	857,496
Converted to common	(359,780)	(239,705)	(603,107)
Balance December 31, 2001	11,858,902	1,973,712	15,243,624
Shares issued	-	980,724	-
Converted to common	(5,346,850)	(1,362,881)	(6,790,616)
Balance December 31, 2002	6,512,052	1,591,555	8,453,008

        An aggregate of 17,675,345 shares of Class 1 and Class 2 ESOP Preferred Stock were issued to employees under the ESOPs. Each share of ESOP Preferred Stock is convertible into four shares of UAL common stock. Shares typically are converted to common as employees retire or otherwise leave the Company. The stock has a par value of $0.01 per share and is nonvoting. The Class 1 and Class 2 ESOP Preferred Stocks have a liquidation value of $126.96 per share. The Class 1 ESOP Preferred Stock provided a fixed annual dividend of $8.8872 per share, which ceased on March 31, 2000; the Class 2 does not pay a fixed dividend.

        Class P, M and S Voting Preferred Stocks were established to provide the voting power to the employee groups participating in the ESOPs. Additional Voting Preferred Stock were issued as shares of the Class 1 and Class 2 ESOP Preferred Stock were allocated to employees. In the aggregate, 17,675,345 shares of Voting Preferred Stock were issued through the year 2000. The Voting Preferred Stock outstanding at any time commands voting power for approximately 55% of the vote of all classes of capital stock in all matters requiring a stockholder vote, other than for the election of members of the Board of Directors. The Voting Preferred Stock has a par value and liquidation preference of $0.01 per share. The stock is not entitled to receive any dividends and is convertible into .0004 shares of UAL common stock.

        Class Pilot MEC, IAM, SAM and I junior preferred stock (collectively "Director Preferred Stocks") were established to effectuate the election of one or more members to UAL's Board of Directors. One share each of Class Pilot MEC and Class IAM junior preferred stock is authorized and issued. The Company is authorized to issue ten shares each of Class SAM and Class I junior preferred stock. There were three shares of Class SAM and four shares of Class I issued at December 31, 2002. Each of the Director Preferred Stocks has a par value and liquidation preference of $0.01 per share. The stock is not entitled to receive any dividends and Class I was redeemed automatically upon "Sunset," which occurred March 7, 2003, as discussed below.

         In September 2002, State Street Bank and Trust ("State Street") was appointed as an independent fiduciary for the ESOP. On September 27, 2002, State Street filed a Form 144 "Notice of Proposed Sale of Securities" ("Form 144") with the SEC to indicate it may sell up to 10,964,700 shares of UAL common stock over the next three months. On October 25, 2002, November 22, 2002 and December 9, 2002, State Street amended its Form 144 to sell an additional 4,040,758, 10,283,398 and 28,291,896, respectively. The shares of common stock are issuable upon the conversion of shares of Class 1 and Class 2 ESOP Preferred Stock held by the plan and are issued on a private placement basis to State Street. As of December 31, 2002, State Street had converted 6.0 million shares of ESOP Preferred Stock to an equivalent 24.0 million common shares and sold them on the open market, pursuant to the Form 144 as amended.

         On December 9, 2002, the Company filed a motion with the Bankruptcy Court to prevent the sale of UAL common stock by substantial holders of equity or claims in order to protect its NOLs. (See Note 7, "Income Taxes.") The Bankruptcy Court issued a temporary injunction but permitted the Company to allow State Street to sell a certain number of shares. In January 2003, State Street was allowed to convert an additional 3.2 million shares of ESOP Preferred Stock to an equivalent 12.8 million common shares and sell them on the open market. On March 4, 2003, the Company announced it had received a private letter ruling from the IRS which would allow the Company to permit State Street to sell an additional 3.9 million shares of UAL common stock without jeopardizing its NOLs. State Street then converted 0.9 million shares of ESOP Preferred Stock to an equivalent 3.9 million common shares and sold them on the open market.

         Also in September 2002, the United Air Lines, Inc. Pension and Welfare Plans Administrative Committee appointed AON Fiduciary Counselors, Inc. ("AON") as an independent fiduciary for the UAL Stock Funds offered in the Company's 401(k) plans. On September 27, 2002, AON filed a Form 144 with the SEC to indicate it may sell up to 10,577,325 shares of UAL common stock in the 401(k) plans. Simultaneous with the filing of the Form 144, AON directed Fidelity Investments ("Fidelity") and Frank Russell Trust Company ("Frank Russell") to cease the purchase of UAL common stock and to raise the amount of cash held in the UAL Stock Fund to 20% by selling UAL common stock. As of December 31, 2002, Fidelity and Frank Russell had sold all of the UAL common stock previously held by the plans.

         Employee voting under the ESOP is determined by Voting Preferred Stock and not by Class 1 and Class 2 ESOP Preferred Stock. The Voting Preferred Stock will generally continue to represent approximately 55% of the aggregate voting power until "Sunset," even though the common stock issuable upon conversion of the ESOP stock may represent more or less than 55% of the fully diluted common stock of UAL. Sunset will occur when the common shares issuable upon conversion of Class 1 and Class 2 ESOP Preferred Stock, plus any common shares held by any other Company sponsored employee benefit plan, plus any available unissued ESOP shares held in the ESOPs, equal, in the aggregate, less than 20% of the common equity (generally common stock issued or issuable at the time of the recapitalization), and available unissued ESOP shares of UAL. For purposes of measuring the Sunset, employee ownership was approximately 33% at December 31, 2002. As a result of the additional sales of UAL common stock discussed above, employee ownership was reduced to less than 20% on March 7, 2003, thus triggering the Sunset.

(17) Common Stockholders' Equity

        Changes in the number of shares of UAL common stock outstanding during the years ended December 31 were as follows:

	2002	2001	2000
Shares outstanding at beginning of year	54,984,178	52,538,692	50,776,583
Stock options exercised	-	34,000	187,400
Shares issued from treasury under
compensation arrangements	181,401	53,242	32,458
Shares acquired for treasury	(1,398)	(40,097)	(1,326,877)
Forfeiture of restricted stock	-	-	(5,800)
Conversion of ESOP preferred stock	27,197,566	2,398,184	2,817,829
Other	6,216	157	57,099
Shares outstanding at end of year	82,367,963	54,984,178	52,538,692

        During 2000, the Company repurchased 1,258,263 shares of common stock on the open market at a total purchase price of $81 million.

(18) Stock Options and Awards

        The Company has granted options to purchase common stock to various officers and employees. The option price for all stock options is at least 100% of the fair market value of UAL common stock at the date of grant. Options generally vest and become exercisable in four equal, annual installments beginning one year after the date of grant, and generally expire in ten years.

        The Company has also awarded shares of restricted stock to officers and key employees. These shares generally vest over a five-year period and are subject to certain transfer restrictions and forfeiture under certain circumstances prior to vesting. Unearned compensation, representing the fair market value of the stock at the measurement date for the award, is amortized to salaries and related costs over the vesting period. During 2002 and 2000, respectively, 175,000 and 23,000 shares of restricted stock were issued from treasury. No shares were issued in 2001. The amortization of restricted stock resulted in $1 million in compensation expense being recorded in 2002 and $2 million in each of the years 2001 and 2000. As of December 31, 2002, 263,800 shares were restricted and unvested.

        SFAS No. 123 establishes a fair value based method of accounting for stock options. As discussed in Note 2(m), "Summary of Significant Accounting Policies - Stock Option Accounting," the Company has elected to continue using the intrinsic value method of accounting prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

        The weighted-average grant date fair value of restricted shares issued was $3.03 for shares issued in 2002 and $51.83 for shares issued in 2000. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Risk-free interest rate	4.8%	6.4%	6.4%
Dividend yield	0.0%	2.4%	2.4%
Volatility	46.0%	36.0%	35.0%
Expected life (years)	4.0	4.0	4.0

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

        Stock option activity for the past three years was as follows:

	2002		2001		2000
		Wtd Avg		Wtd. Avg.		Wtd. Avg.
	Shares	Exer Price	Shares	Exer. Price	Shares	Exer. Price
Outstanding at beginning of year	10,744,224	$ 47.44	7,660,472	$ 52.78	6,666,409	$ 52.42
Granted	5,785,975	$ 10.22	3,178,500	$ 34.50	1,447,600	$ 53.24
Exercised	-	-	(34,000)	$ 20.72	(187,400)	$ 23.96
Terminated	(2,078,049)	$ 39.42	(60,748)	$ 54.05	(266,137)	$ 67.50
Outstanding at end of year	14,452,150	$ 33.69	10,744,224	$ 47.44	7,660,472	$ 52.78

Options exercisable at year-end	6,567,992	$ 47.89	5,507,581	$ 48.72	4,200,748	$ 44.54

Reserved for future grants at year-end	14,051,244		5,166,804		8,284,556

Wtd avg fair value of options
granted during the year	$ 4.15		$ 11.90		$ 17.80

        The following information relates to stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of	Outstanding at	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Exercise Prices	December 31, 2002	Contractual Life	Exercise Price	December 31, 2002	Exercise Price

$ 2 to 13	5,185,660	9.3 years	$ 9.90	-	-
$ 14 to 29	2,127,290	2.9 years	$ 21.18	2,127,290	$ 21.18
$ 30 to 45	2,370,750	8.0 years	$ 37.47	651,200	$ 37.77
$ 46 to 59	2,045,100	5.5 years	$ 53.34	1,475,752	$ 53.34
$ 60 to 69	1,545,450	6.2 years	$ 62.76	1,185,100	$ 62.78
$ 70 to 92	1,177,900	5.3 years	$ 81.18	1,128,650	$ 81.30
	14,452,150			6,567,992

(19)  Employee Stock Ownership Plans

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

        The equity interests were delivered to employees through two classes of preferred stock (Class 1 and Class 2 ESOP Preferred Stock, collectively "ESOP Preferred Stock"), and the voting interests were delivered through three separate classes of preferred stocks (Class P, M and S Voting Preferred Stock, collectively, "Voting Preferred Stock"). The Class 1 ESOP Preferred Stock was delivered to an ESOP trust in seven separate sales under the Leveraged ESOP, the last of which occurred on January 5, 2000. Based on Internal Revenue Code Limitations, shares of the Class 2 ESOP Preferred Stock were either contributed to the Non-Leveraged ESOP or allocated as "book entry" shares to the Supplemental ESOP annually through the year 2000. The classes of preferred stock are described more fully in Note 16, "ESOP Preferred Stock."

        Shares of ESOP Preferred Stock were legally released or allocated to employee accounts as of year-end. The final allocation of shares occurred in March 2001 effective December 31, 2000. During 2002, 88,981 shares of Class 2 ESOP Preferred Stock previously allocated in book entry form were issued and either contributed to the qualified plan or converted and sold on behalf of terminating employees. In addition, during 2002, State Street began converting shares as discussed in Note 16, "ESOP Preferred Stock."

        For the Class 2 ESOP Preferred Stock committed to be contributed to employees under the Supplemental ESOP, employees can elect to receive their "book entry" shares in cash upon termination of employment. At December 31, 2002, there were 360,831 book entry shares outstanding under the Supplemental ESOP. The estimated fair value of such shares at December 31, 2002 and 2001 is reflected in the Statements of Consolidated Financial Position.

(20) Retirement and Postretirement Plans

        The Company has various retirement plans, both defined benefit and defined contribution, which cover substantially all employees. The Company also provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to retirees. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees. The amounts disclosed below do not reflect the impact of any changes to the benefit plans that might be contemplated as a result of the bankruptcy filing or negotiations with unions under the collective bargaining agreements.

        The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the Statements of Consolidated Financial Position for the defined benefit and other postretirement plans as of December 31:

(In millions)
Change in Benefit Obligation	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Benefit obligation at beginning of year	$10,095	$ 9,252	$ 2,359	$ 1,706
Service cost	399	352	100	68
Interest cost	809	722	211	149
Plan participants' contributions	2	1	11	11
Amendments	544	4	217	-
Actuarial (gain) loss	1,442	284	1,218	473
Curtailments	-	13	-	69
Foreign currency exchange rate changes	17	(15)	-	-
Benefits paid	(635)	(518)	(151)	(117)
Benefit obligation at end of year	$12,673	$10,095	$ 3,965	$ 2,359

Change in Plan Assets
	2002	2001	2002	2001
Fair value of plan assets at beginning of year	$ 7,575	$ 8,511	$ 118	$ 116
Actual return on plan assets	(704)	(457)	6	7
Employer contributions	53	43	135	101
Plan participants' contributions	2	1	11	11
Foreign currency exchange rate changes	7	(5)	-	-
Benefits paid	(635)	(518)	(151)	(117)
Fair value of plan assets at end of year	$ 6,298	$ 7,575	$ 119	$ 118

Funded status	$(6,377)	$ (2,520)	$(3,846)	$(2,241)
Unrecognized actuarial (gains) losses	4,456	1,508	1,677	484
Unrecognized prior service costs	1,150	692	209	2
Unrecognized net transition obligation	13	15	-	-
Net amount recognized	$ (758)	$ (305)	$(1,960)	$(1,755)

Amounts recognized in the statement of
financial position consist of:	2002	2001	2002	2001

Prepaid (accrued) benefit cost	$ (758)	$ (305)	$(1,960)	$(1,755)
Accrued benefit liability	(3,956)	(991)	-	-
Intangible asset	1,162	562	-	-
Accumulated other comprehensive income	2,794	429	-	-
Net amount recognized	$ (758)	$ (305)	$(1,960)	$(1,755)

Weighted-average assumptions	2002	2001	2002	2001

Discount rate	6.75%	7.50%	6.75%	7.50%
Expected return on plan assets	9.00%	9.75%	8.00%	8.00%
Rate of compensation increase	4.30%	4.20%	-	-

        The assumed health care cost trend rate for gross claims paid was 10.0% for 2003 decreasing to an ultimate rate of 4.5% in 2009 and 8% for 2002 decreasing to an ultimate rate of 4.5% in 2006.

        The net periodic benefit cost included the following components:

(In millions)	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$ 399	$ 352	$ 269	$ 100	$ 68	$ 47
Interest cost	809	722	629	211	149	120
Expected return on plan assets	(822)	(805)	(740)	(9)	(9)	(9)
Amortization of prior service cost
including transition obligation/(asset)	89	73	58	10	-	-
Curtailment charge	-	74	-	-	4	-
Recognized actuarial (gain)/loss	26	16	(7)	27	2	(9)
Net periodic benefit costs	$ 501	$ 432	$ 209	$ 339	$ 214	$ 149

        Total pension expense for all retirement plans (including defined contribution plans) was $683 million in 2002, $629 million in 2001 and $302 million in 2000.

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets were $12.7 billion, $11.0 billion and $6.3 billion, respectively, as of December 31, 2002 and $10.1 billion, $8.9 billion and $7.6 billion, respectively, as of December 31, 2001.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care trend rate would have the following effects:

(In millions)	1% Increase	1% Decrease
Effect on total service and interest cost	$ 50	$ (40)
Effect on postretirement benefit obligation	$ 672	$ (539)

        Changes in interest rates or rates of inflation may impact the assumptions used in the valuation of pension obligations and postretirement obligations including discount rates, rates of return on plan assets and rates of increase in compensation, resulting in increases or decreases in United's pension and postretirement liabilities and pension and postretirement costs.

         The pension obligation and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 0.5% (from 6.75% to 6.25%) would increase the Company's pension obligation at December 31, 2002 by approximately $820 million and increase the estimated 2003 pension expense by approximately $85 million.

         Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 0.5% (from 9.0% to 8.5%) would increase the estimated 2003 pension expense by approximately $40 million.

(21) Commitments, Contingent Liabilities and Uncertainties

        General Guarantees and Indemnifications. In the normal course of business, the Company enters into numerous real estate leasing and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, the Company typically indemnifies the lessors, and any tax/financing parties against tort liabilities that arise out of the use, occupancy, operation or maintenance of the leased premises or financed aircraft. The Company currently believes that any future payments required under these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). Additionally, certain leased premises such as fueling stations or storage facilities include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premise.

         Financings and Guarantees. In addition to common commercial lease transactions, United also enters into numerous long-term agreements to lease certain airport and maintenance facilities which are financed through tax-exempt special facilities revenue bonds and issued by various local municipalities to build or improve airport and maintenance facilities. Under these lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. At December 31, 2002, $1.2 billion principal amount of such bonds was outstanding. As of December 31, 2002, UAL and United had jointly guaranteed $35 million of such bonds and United had guaranteed $1.2 billion of such bonds, including accrued interest. The payments required to satisfy these obligations are included in the future minimum lease payments disclosed in Note 13, "Lease Obligations."

         Third Party Guarantees. In conjunction with efforts to enhance the Star Alliance, in 1999 United agreed to guarantee a portion of third-party debt. The guarantee is set to expire in 2009 when the loan is due in full. United's maximum exposure to the guaranteed loan is approximately $106 million and will only trigger if the loan is in default. No liability was recorded by United at the time of the guarantee. United earns commitment fees on the maximum guaranteed amount of the loan. In addition, United may also earn drawdown fees on the outstanding loan balance based on a calculated formula, requiring the borrower to pay the incremental difference between United's credit rating and the borrower's. Upon drawdown on the guaranteed loan, United can seek reimbursement of the paid amount from the borrower plus interest at the Federal funds rate plus 2%. United has subordinate security interests on the aircraft purchased with the loan proceeds.

         Fuel Consortiums. United also participates in numerous fuel consortiums with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortium members and provide for the allocation of the overall costs to operate the consortium based on usage. The consortiums (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, the consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2002, approximately $450 million principal amount of such bonds are direct indebtedness of fuel consortiums at major hubs in which United participates. United's maximum exposure is approximately $210 million principal amount of such bonds based on United's past consortium participation and will only trigger if the other participating carriers or consortiums members default on their lease payments. The guarantees are set to expire when the tax-exempt bonds are paid in full, which ranges from 2010 to 2028. No liability was recorded by United at the time the indirect guarantees were made.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires the consolidation of variable interest entities ("VIEs"), as defined. The Company is still evaluating whether special facilities revenue bonds and fuel consortiums should be considered VIEs under FIN 46.

          EETC Debt. In 1997 and 2000, United issued EETCs to refinance certain owned aircraft and aircraft under operating leases. A portion of these proceeds are direct obligations of United and were recognized in the Statements of Consolidated Financial Position while certain proceeds were place in trusts not owned or affiliated with United. The proceeds placed in off-balance sheet trusts were used to refinance the remaining bank debt of the lessors in existing leveraged leases with United. As of December 31, 2002, approximately $300 million of these proceeds were placed in off-balance sheet trusts. For one of the trusts, United is the swap provider and pays fixed interest and receives variable interest which converts the trust's variable rate assets to fixed rate assets and converts United's variable rate lease payments to fixed rate lease payments.

         The Company is still evaluating whether or not the EETC trusts are considered VIEs under FIN 46.

         Legal and Environmental Contingencies. The Company has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and its prior experience, that the ultimate disposition of these contingencies is not expected to materially affect UAL's consolidated financial position or results of operations.

         UAL records liabilities for legal and environmental claims against it in accordance with generally accepted accounting principles. These amounts are recorded based on the Company's assessments of the likelihood of their eventual settlements. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims. In addition, as a result of the bankruptcy filing, as of the Petition Date, virtually all pending litigation is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Debtors. Accordingly, the Company has classified certain of these liabilities as liabilities subject to compromise.

         Commitments. At December 31, 2002, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments. An estimated $0.1 billion will be spent in 2003, $0.3 billion in 2004, $0.4 billion in 2005, $0.4 billion in 2006 and $0.4 billion in 2007 and thereafter. The major commitments are for the purchase of A319, A320 and B777 aircraft, which are currently scheduled to be delivered through 2007.

        In connection with the construction of the Indianapolis Maintenance Center, United agreed to spend an aggregate $800 million on capital investments by the year 2001 and employ at least 7,500 individuals by the year 2004. In the event such targets are not reached, United may be required to make certain payments to the city of Indianapolis and state of Indiana. As a result of the events of September 11 and the subsequent reduction in the Company's operations, headcount and capital spending, United repaid $34 million to the state and local governments in June of 2002 and has accrued for the additional estimated liability for 2004.

        Approximately 80% of United's employees are represented by various labor organizations. The contracts with ALPA and the IAM become amendable in 2004 and with the AFA in 2006. The Company is in the process of negotiating with its labor unions to amend the existing contracts in light of the bankruptcy filing and United's need to cut costs. As described in Note 1, "Proceedings Under Chapter 11 of the Bankruptcy Code," Section 1113(c) of the Bankruptcy Code permits the Company to move to reject its labor contracts. On March 17, 2003, United filed a motion with the Bankruptcy Court to reject its labor contracts pursuant to Section 1113(c) and the Company expects to obtain a ruling on the motion by early May.

(22) Financial Instruments and Risk Management

        Derivative Financial Instruments - Effective January 1, 2001, UAL adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. The adoption of SFAS No. 133 resulted in a cumulative charge of $8 million, net of tax, to 2001 earnings. This primarily related to the changes in fair values of certain equity warrants that were not designated as qualifying hedging instruments.

       Hedges of Future Cash Flows

        Foreign Currency - United enters into forwards and currency swaps to reduce exposure to currency fluctuations on Japanese yen- and euro-denominated capital lease obligations. The cash flows of the forwards and swaps mirror those of the capital leases. These forwards and swaps have been designated as cash flow hedges of the foreign currency denominated lease payments. For these forwards and swaps, United excludes changes in fair value resulting from changes in the forward points in its assessment of effectiveness. Any gains or losses realized upon early termination of these forwards and swaps are recorded (net of tax) as a component of other comprehensive income and recognized in income as the hedged transaction impacts earnings. As a result of the bankruptcy filing, all swaps and forwards were terminated by the respective counterparties while out of the money. The outstanding liabilities for these swaps and forwards are recorded as liabilities subject to compromise.

        The Company hedges some of the risks of exchange rate volatility on its anticipated future Japanese yen, euro, Canadian dollar, Australian dollar and British pound revenues by purchasing put options and on Hong Kong dollar revenues by entering into forward contracts. These options and forwards have a duration of less than one year and the amounts are synchronized with the expected cash receipts. Accordingly, the put options and forwards have been designated as cash flow hedges of the anticipated cash receipts. Changes in the fair value of purchased put option contracts, to the extent they are effective, are recorded as a component of other comprehensive income (net of tax) and then recognized as a component of passenger revenue when the underlying hedged revenue is recorded. United excludes, in its assessment of effectiveness, changes in the fair value of these instruments that are a result of changes in their time value. As of December 31, 2002, the Company has no outstanding currency hedges.

        Aircraft Fuel - From time to time, United uses crude oil and heating oil forwards and options to hedge a portion of its price risk related to aircraft fuel purchases. These contracts have maturity dates of less than two years and have been designated as cash flow hedges of anticipated jet fuel purchases. These contracts are recorded at fair value with the changes in fair value, to the extent they are effective, recorded in other comprehensive income (net of tax), until the underlying hedged fuel is consumed. The Company determines the ineffective portion of the fuel forwards and options as the change in the fair value of the hedge contracts compared to the change in expected cash outflows for the hedged jet fuel. United excludes, in its assessment of effectiveness, changes in the fair value of these instruments that are a result of changes in their time value. As a result of the bankruptcy filing, all fuel hedges were terminated by the respective counterparties. The gain that resulted from the early termination of the hedges is recorded as a component of other comprehensive income and will be reclassified into earnings in the period of the original maturity of the hedges.

        Interest Rate - United is a party to a series of interest rate swaps that convert floating-rate operating leases to fixed-rate leases. United has designated these swaps as cash flow hedges of the floating-rate leases and has recorded these contracts at fair value with the effective portion recorded as a component of other comprehensive income (net of tax). As of December 31, 2002, United had $130 million notional amount of interest rate swaps outstanding with a fair value to United of $(27) million.

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

        The following is a reconciliation of current period changes of the portion of stockholders' equity relating to derivatives that qualify as cash flow hedges:

(In millions)	(decrease)/increase
Balance as of December 31, 2001	$ (46)
Current period increase in fair value	4
Reclassifications into earnings	12
Balance as of December 31, 2002	$ (30)

        Of this amount, $5 million in losses is expected to be recorded into earnings within the next twelve months. At December 31, 2002, the term of derivative instruments hedging variability in cash flows, except those related to payment of variable interest on existing financial instruments, was sixteen years.

Other Derivative Instruments Not Designated as Hedges

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

(23) Segment Information

         In the first quarter of 2002, the Company made changes to its corporate structure which resulted in substantially all of UAL's customer loyalty and on-line travel marketing programs (which were previously the responsibility of United) becoming owned and operated by ULS. ULS had been United's agent to market and sell Mileage Plus miles to non-airline business partners beginning in October of 2000. In the first quarter of 2002, ULS assumed direct responsibility for these relationships rather than as an agent of United. The above changes were designed to increase the overall value of UAL's loyalty businesses by focusing management attention on these activities and enhancing the range of products and services offered to Mileage Plus members and business partners. United remains responsible for all Mileage Plus airline partnerships and the setting of airline mileage accruals and award levels and airline-related loyalty recognition levels. As both United and ULS remain wholly owned subsidiaries of UAL, there is no impact to UAL's consolidated results of operations or statements of financial position for these transactions.

         As a result of the transactions described in the previous paragraph, the Company has adjusted its segment reporting structure. UAL now has five reportable segments which reflect the current management of the business: North America, the Pacific, the Atlantic and Latin America which are part of United, and ULS. Prior year information has been restated to reflect the change to UAL's reportable segments; however, the 2001 and 2000 information does not reflect the change in arrangements between United and ULS which occurred in the first quarter of 2002.

         In accordance with DOT guidelines, the Company allocates passenger and cargo revenues for the North America segment based on the actual flown revenue for flights with an origin and destination in the U.S. Passenger and cargo revenue for international segments is based on the actual flown revenue for flights with an origin or destination in that segment. Other revenues that are not directly associated with a flight (such as Red Carpet Club membership fees) are allocated based on available seat miles flown in that segment.

         The accounting policies for each of these segments are the same as those described in Note 2, "Summary of Significant Accounting Policies," except that segment financial information has been prepared using a management approach which is consistent with how the Company's management internally disperses financial information for the purpose of making internal operating decisions. UAL evaluates performance based on earnings before income taxes, special charges and gains on sales. A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the consolidated financial statements follows:

(In millions)	Year Ended December 31, 2002
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$8,840	$2,415	$1,830	$ 477	$ 703	$ 21	-	$ 14,286
Intersegment revenue	221	68	53	12	51	4	(409)	-
Interest income	74	20	15	4	6	(59)	-	60
Interest expense	338	126	106	31	60	(71)	-	590
Equity in earnings (losses)
of affiliates	1	-	-	-	(8)	-	-	(7)
Depreciation and amortization	599	175	138	36	12	-	-	960
Earnings before income taxes,
special charges, gains on
sales and stabilization grant	(2,298)	(565)	(369)	(194)	226	(22)	-	(3,222)
(In millions)	Year Ended December 31, 2001
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$10,664	$2,663	$2,081	$ 679	$ 27	$ 24	-	$ 16,138
Intersegment revenue	-	-	-	-	175	30	(205)	-
Interest income	63	16	12	4	9	1	-	105
Interest expense	329	81	101	29	-	(15)	-	525
Equity in earnings (losses)
of affiliates	4	1	1	-	(29)	-		(23)
Depreciation and amortization	689	161	153	18	5	-	-	1,026
Earnings before income taxes,
special charges, gains on
sales and stabilization grant	(1,771)	(580)	(386)	(141)	96	(11)	-	(2,793)
(In millions)	Year Ended December 31, 2000
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$13,094	$3,161	$2,260	$ 816	$ -	$ 21	-	$ 19,352
Intersegment revenue	-	-	-	-	22	-	(22)	-
Interest income	55	23	16	5	1	1	-	101
Interest expense	234	95	66	21	-	(14)	-	402
Equity in earnings (losses)
of affiliates	(5)	(2)	(1)	-	(4)	-		(12)
Depreciation and amortization	628	176	141	43	-	-	-	988
Earnings before income taxes,
special charges, gains on
sales and stabilization grant	285	73	108	12	5	39	-	522
(In millions)	2002	2001	2000
Total earnings for reportable segments	$ (3,200)	$ (2,782)	$ 483
Special charges, including reorganization items	(159)	(1,477)	(200)
Airline stabilization grant	130	652	-
Gains on sales	46	261	109
Other UAL subsidiary earnings	(22)	(11)	39
Total earnings (loss) before income taxes,
distributions on preferred securities,
extraordinary item and cumulative effect	$ (3,205)	$ (3,357)	$ 431

        UAL's operations involve an insignificant level of dedicated revenue producing assets by reportable segment. The overwhelming majority of United's revenue producing assets can be deployed in any of the four reportable segments, as any given aircraft may be used in multiple segments on any given day. Therefore, United allocates depreciation and amortization expense associated with those assets on the basis of available seat miles flown in each segment. In addition, UAL has significant intangible assets related to the acquisition of its Atlantic and Latin America route authorities. ULS has $379 million in total assets as of December 31, 2002.

(24) Statement of Consolidated Cash Flows - Supplemental Disclosures

        Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

(In millions)	2002	2001	2000
Cash paid during the year for:
Interest (net of amounts capitalized)	$ 493	$ 393	$ 298
Income taxes	58	42	23

Acquisition of MyPoints.com:
Fair value of:
Assets acquired	-	151	-
Liabilities assumed	-	(33)	-
Cash paid	-	118	-
Less cash acquired	-	(86)	-
Net cash paid for acquisitions	-	32	-

Non-cash transactions:
Capital lease obligations incurred	-	-	339
Long-term debt incurred in connection
with additions to equipment	730	669	32
Increase in pension intangible assets	600	307	107
Net unrealized gain (loss) on investments	(24)	(173)	(196)

(25) Selected Quarterly Financial Data (Unaudited)

(In millions, except per share)	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year
2002:
Operating revenues	$ 3,288	$ 3,793	$ 3,737	$ 3,468	$ 14,286
Loss from operations	(711)	(485)	(646)	(995)	(2,837)
Net loss	$ (510)	$ (341)	$ (889)	$ (1,472)	$ (3,212)

Per shares amounts, basic and diluted:
Net loss	$ (9.22)	$ (6.08)	$ (15.57)	$ (20.70)	$ (53.55)

2001:
Operating revenues	$ 4,424	$ 4,658	$ 4,107	$ 2,949	$ 16,138
Loss from operations	(391)	(469)	(2,025)	(886)	(3,771)
Loss before cumulative effect	(305)	(365)	(1,159)	(308)	(2,137)
Cumulative effect of accounting change, net	(8)	-	-	-	(8)
Net loss	$ (313)	$ (365)	$ (1,159)	$ (308)	$ (2,145)

Per share amounts, basic and diluted:
Loss before cumulative effect	$ (5.82)	$ (6.87)	$ (21.43)	$ (5.68)	$ (39.90)
Cumulative effect of accounting change, net	(0.15)	-	-	-	(0.14)
Net loss	$ (5.97)	$ (6.87)	$ (21.43)	$ (5.68)	$ (40.04)

        The sum of quarterly earnings (loss) per share amounts is not the same as annual earnings (loss) per share amounts because of changing numbers of shares outstanding.

        During the first quarter of 2002, UAL recorded a special charge of $82 million in connection with the closing of its wholly owned subsidiary Avolar. Also during the first quarter of 2002, UAL sold its remaining investment in Cendant Corporation and recognized a gain of $46 million in non-operating income.

        During the second and third quarters of 2002, United recognized $80 million and $50 million, respectively, in compensation under the Act as non-operating income.

        In the third quarter of 2002, UAL recorded $418 million in non-cash tax expense to establish a valuation allowance against its deferred tax asset. Additionally, in the fourth quarter of 2002, UAL recorded $326 million in additional non-cash tax expense to achieve a 0% effective tax rate for the full year.

        In the fourth quarter of 2002, UAL recorded a special charge of $67 million for severance related to furloughs announced for various employee groups. In addition, UAL recorded $10 million in reorganization items related to its bankruptcy filing in non-operating expense.

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

        Each of the above items is described more fully in Note 3, "Special Charges."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        For information regarding the Company's change in independent auditors from Arthur Andersen LLP to Deloitte and Touche LLP, please refer to UAL's Form 8-K filed with the SEC on May 2, 2002.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors.

        Glenn F. Tilton. Age 54.  Director since September 2002.  Mr. Tilton has been Chairman, President and Chief Executive Officer of the Company and United since September 2002.  From October 2001 until August 2002, he served as Vice Chairman of ChevronTexaco Corporation (global energy).  From February 2001 until October 2001 he served as Chairman and Chief Executive Officer of Texaco, Inc.  From January 1997 until February 2001 he served as President of Texaco's Global Business Unit.  He serves as a Director of Lincoln National Corporation.

        W. James Farrell.  Age 60.  Director since 2001.  Mr. Farrell has been Chairman and Chief Executive Officer of Illinois Tool Works Inc. (manufacturing and marketing of engineered components) for the past five years.  Mr. Farrell also currently serves as a Director of Allstate Insurance Company, Illinois Tool Works Inc., Kraft Foods, Inc. and Sears, Roebuck and Company.

        James J. O'Connor.  Age 66.  Director since 1984.  Mr. O'Connor has been retired Chairman and Chief Executive Officer since 1998 and served as Chairman and Chief Executive Officer of Unicom Corporation (holding company) from 1994 to 1998 and its wholly owned subsidiary, Commonwealth Edison Company (supplier of electricity) from 1980 to 1998.  He serves as a Director of Corning Incorporated, Smurfit-Stone Container Corporation and Tribune Company.

        Paul E. Tierney, Jr.  Age 60.  Director since 1990.  Mr. Tierney has been a General Partner at Darwin Capital Partners (investment management) since 1999 and as a Managing Member of Development Capital, LLC (investment management) since 1997.  He serves as a Director of Liz Claiborne, Inc.

        Richard D. McCormick.  Age 62.  Director since 1994. Mr. McCormick has been Chairman Emeritus since 1999 and served as Chairman from 1992 to 1999 of US WEST, Inc. (telecommunications).  From 1996 to 1998 he served as President and from 1991 to 1998 as Chief Executive Officer of US WEST.  He serves as a Director of Wells Fargo & Company and United Technologies Corporation. Mr. McCormick was nominated by the Independent Director Nomination Committee and elected in 2002, pursuant to the terms of a stockholders agreement, by the holders of UAL's Class I Stock (the Company, ALPA and IAM). At the time Sunset occurred (March 7, 2003), the Class I Stock was automatically redeemed. In the future, Mr. McCormick and the other directors elected by the holders of the Class I Stock or their replacements will be elected by the UAL common stockholders.

        Hazel R. O'Leary.  Age 65.  Director since 1999. Ms. O'Leary has been President of O'Leary & Associates (energy services and investment strategy) since 2002.  From 2000 to 2002 she served as President and Chief Operating Officer of Blaylock & Partners (investment banking).  From 1997 to 2000 she served as President of O'Leary & Associates.  From 1993 to 1997, she served as Secretary at the U.S. Department of Energy (government).  She serves as a Director of The AES Corporation and Scottish Annuity & Life Holdings, Ltd. Ms. O'Leary was nominated by the Independent Director Nomination Committee and elected in 2002, pursuant to the terms of a stockholders agreement, by the holders of UAL's Class I Stock (the Company, ALPA and the IAM).

        John K. Van de Kamp.  Age 67.  Director since 1994. Mr. Van de Kamp serves as President of the Thoroughbred Owners (trade association) of California and is Of Counsel for Dewey Ballantine (law firm), both since 1996. Mr. Van de Kamp was nominated by the Independent Director Nomination Committee and elected in 2002, pursuant to the terms of a stockholders agreement, by the holders of UAL's Class I Stock (the Company, ALPA and the IAM).

        John H. Walker.  Age 45.  Director since 2002. Mr. Walker has been the Chief Executive Officer since 2001 and from 2001 to 2000 has been President and Chief Operating Officer of Weirton Steel Corporation (steel manufacturer).  From 1997 to 2000 he was President of Flat Rolled Products, a division of Kaiser Aluminum Corporation, and from 1996 to 1997 he served as Vice President, Operations of Kaiser Aluminum Corporation, a aluminum company that filed for protection under federal bankruptcy laws on February 12, 2002.  He serves as a Director of Weirton Steel Corporation. Mr. Walker was nominated by the Independent Director Nomination Committee and elected in 2002, pursuant to the terms of a stockholders agreement, by the holders of UAL's Class I Stock (the Company, ALPA and IAM).

         Paul R. Whiteford, Jr.  Age 52.  Director since 2002. Captain Whiteford has served as Chairman since 2002 and was Vice-Chairman from 2000 to 2001 of ALPA-MEC (labor union).  He has been a United B767 Captain since 1990. Captain Whiteford was nominated by the ALPA-MEC and elected in 2002 by the United Airlines Pilots Master Executive Council, ALPA, the holder of UAL's Class Pilot MEC stock.

         Stephen R. Canale.  Age 58.  Director since 2002. Mr. Canale has served as President and Directing General Chairman since 1999 and was Assistant General Chairman in 1997 of the IAM District Lodge 141 (labor union). Mr. Canale was nominated by the IAM and elected in 2002 by the International Association of Machinists and Aerospace Workers, the holder of UAL's Class IAM stock.

        W. Douglas Ford.  Age 59.  Director since 2002.  Mr. Ford served as the Chief Executive of Refining & Marketing in 1999 and as the Executive Director from 2000 to 2002 of BP p.l.c. (petroleum and petrochemicals holding company).  From 1993 to 1999 he served as Executive Vice President of Amoco Corporation (oil company).  He serves as a Director of USG Corporation. Mr. Ford was nominated by the System Roundtable, a body of salaried and management employees of United, and elected in 2002 by the holders of UAL's Class SAM stock, who are W. Douglas Ford, the Salaried/Management Employee Director and Sara A. Fields, United's Senior Vice President-People.

Executive Officers of the Registrant

        Information regarding the executive officers of the Company is as follows:

        Frederic F. Brace.  Age 45.  Mr. Brace has been Executive Vice President and Chief Financial Officer of the Company and United since August 2002.  From September 2001 until August 2002, Mr. Brace served as the Company and United's Senior Vice President and Chief Financial Officer.  From July 1999 until September 2001, Mr. Brace had served as United's Senior Vice President - Finance and Treasurer.  From February 1998 through July 1999, he served as Vice President - Finance of United.

        Douglas A. Hacker.  Age 47.  Mr. Hacker has been Executive Vice President - Strategy of the Company and United since December 2002.  From September 2001 until December 2002, Mr. Hacker served as United's Executive Vice President and President of UAL Loyalty Services, Inc.  From July 1999 to September 2001, Mr. Hacker had served as the Company's Executive Vice President and Chief Financial Officer and as United's Executive Vice President Finance & Planning and Chief Financial Officer. From February 1996 to September 2001, he served as Senior Vice President and Chief Financial Officer.

        Francesca M. Maher.  Age 45.  Ms. Maher has been Senior Vice President, General Counsel and Secretary of the Company and United since October 1998.  From June 1997 until October 1998, she served as Vice President, General Counsel and Secretary of the Company and United.  Previously, she served as Vice President - Law and Corporate Secretary of the Company and Vice President - Law, Deputy General Counsel and Corporate Secretary of United.

        Peter D. McDonald.  Age 51.  Mr. McDonald has been Executive Vice President - Operations of the Company and United since September 2002.  From January 2002 until September 2002, Mr. McDonald served as United's Senior Vice President - Airport Operations.  From May 2001 until January 2002, he served as United's Senior Vice President - Airport Services.  From July 1999 until May 2001, he served as Vice President - Operational Services.  From July 1995 until July 1999, he served as Managing Director - Los Angeles Metro Area.

        Glenn F. Tilton.  See information regarding Mr. Tilton above under Directors.

        There are no family relationships among the executive officers or the directors of the Company.  The executive officers of the Company serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION.

Director Compensation

        UAL does not pay its directors who are also employees of UAL additional compensation for their services as directors.  In 2002, compensation for non-employee directors included the following:

        --  annual retainer of $18,000;

        --  $900 for each board and board committee meeting attended;

        --  annual retainer of $2,700 to committee chairmen (other than chair of Compensation Administration Committee); the chairs of the CAP and Transaction Committees were only paid for the quarters in which the Committees were active;

        --  expenses of attending board and committee meetings;

        --  400 shares of common stock; and

        --  189 deferred stock units representing common stock.

         Under the Company's stock ownership guidelines, it is recommended that UAL directors keep the 400 shares they receive each year while they serve are on the Board.  They may also elect to receive some or all of their cash retainers and fees in UAL common stock, as well as to defer their stock and cash compensation for tax purposes.  The deferred stock units are unfunded and are settled in shares of UAL common stock after the director leaves the Board.

        UAL considers it important for its directors to understand UAL's business and have exposure to UAL's operations and employees.  For this reason, UAL provides free transportation and free cargo shipment on United to its directors and their spouses and eligible dependent children.  UAL reimburses its directors for federal and state income taxes resulting from actual use of the travel and shipment privileges.  A director who retires from the Board with at least five years of UAL creditable service will receive free travel, subject to certain exceptions.

        The cost of this policy in 2002 for each director, including cash payments made in January and October 2002 for income tax liability, was as follows:

Name	Cost($)	Name	Cost($)
Stephen R. Canale	1,009	Hazel R. O'Leary	5,010
John W. Creighton, Jr. (1)	1,448	John F. Peterpaul (1)	10,759
Rono J. Dutta (1)	60,543	Paul E. Tierney, Jr.	147,485
W. James Farrell	73,018	Glenn F. Tilton	2,638
W. Douglas Ford	8,447	John K. Van de Kamp	54,758
Richard D. McCormick	75,555	John H. Walker	20,635
James J. O'Connor	79,442	Paul R. Whiteford, Jr.	24,286

(1)  Messrs. Creighton, Dutta and Peterpaul each ceased to be a director of UAL in 2002.

Compensation Committee Interlocks and Insider Participation

        Mr. Tilton and Captain Whiteford serve on the Compensation Committee, but not the Compensation Administration Committee.  Mr. Tilton, Captain Whiteford and Mr. Canale are employees of United. Captain Whiteford is also the Chairman of the ALPA-MEC and an officer of ALPA. ALPA and UAL are parties to a collective bargaining agreement for its pilots represented by ALPA.  Mr. Canale is President and Directing General Chairman of the IAM District Lodge 141.  UAL and the IAM are parties to a collective bargaining agreement for its ramp and stores, public contact employees, food service, security officers and Mileage Plus employees represented by the IAM.

Executive Compensation

Summary Compensation Table
		Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	Restricted Stock Awards ($)(2)	Securities Underlying Options/SARs (#)	LTIP Payouts ($) (3)

Glenn F. Tilton Chairman, President, Chief Executive Officer	2002	312,314	3,000,000	88,683	287,000	1,150,000	0	4,500,000(4)

John W. Creighton Former Chairman and Chief Executive Officer	2002 2001	0 0	250,000 0	1,398 11,364	0 0	0 400,000	0 0	0 0

Rono J. Dutta Former President	2002 2001 2000	448,000 600,000 556,379	0 0 118,062	59,537 17,633 39,739	0 0 0	220,000 145,700 78,000	0 0 0	1,787,996(5) 47,741 35,670

Douglas A. Hacker Executive Vice President - Strategy	2002 2001 2000	524,100 515,000 464,583	192,880 192,880 109,316	111,260 70,037 9,001	0 0 0	0 60,700 65,000	161,693 160,116 0	37,387(6) 41,482 25,622

Andrew P. Studdert Former Executive Vice President and Chief Operating Officer	2002 2001 2000	389,000 515,000 451,042	0 0 85,586	24,565 6,562 4,634	0 0 0	220,000 121,400 65,000	0 0 0	1,577,267(7) 21,271 30,120

Frederic F. Brace Executive Vice President and Chief Financial Officer	2002 2001	445,717 350,953	0 0	33,552 38,193	82,000 0	200,000 52,300	0 0	9,884(8) 12,166

Peter D. McDonald Executive Vice President - Operations	2002	301,818	0	32,913	58,500	157,650	0	8,963(9)

Francesca M. Maher Senior Vice President, General Counsel and Secretary	2002 2001 2000	353,373 347,500 296,745	0 0 60,477(2)	29,906 38,507 9,592	0 2,419(2)	100,000 26,000	0 0 0	7,472(10) 10,053 19,190

________________________________________________________________________________________

(1)    The amounts represented under "Other Annual Compensation" include payments to the named executive officers to cover their tax liabilities incurred in connection with the free transportation and cargo shipment on United that it provides to the officers.  With respect to Mr. Tilton, the other annual compensation amount for 2002 includes $43,643 for temporary living expenses and a payment to cover the tax liabilities incurred in connection with the payment for the temporary living expenses.  With respect to Mr. Creighton, the other annual compensation does not include amounts related to temporary living expenses and temporary office space, which are described below under "Employment Contracts and Arrangements--Mr. Creighton's Retirement Arrangements."

(2)    The number and value of restricted stock holdings at December 31, 2002 for each of Messrs. Brace, Dutta, Hacker, McDonald and Studdert is 25,000 shares and $35,750, respectively. These grants vest 100% five years from the date of grant. For Mr. Tilton the number and value of restricted stock holdings at December 31, 2002 is 100,000 shares and $143,000.  This grant vests in four annual installments beginning on September 2, 2003. With respect to Messrs. Dutta and Studdert, their restricted shares were forfeited in connection with their recent termination as executive officers. Dividends are paid on these restricted shares/units to the extent paid on our common stock.  Ms. Maher elected to receive a portion of her 2000 incentive award in deferred stock units under our incentive program.  As a result of this election, she was credited with a restricted stock unit award in 2001.  These units are subject to forfeiture if withdrawn prior to January 1, 2006.

(3)    Represents a payment under the UAL Loyalty Services ("ULS") long-term incentive plan equal to Mr. Hacker's vested interest in net value created of ULS' asset portfolio upon a liquidating event involving a sale of a portfolio asset as described in the Executive Compensation report.

(4)    For Mr. Tilton, amount represents $4.5 million paid by the Company into three secular trusts on Mr. Tilton's behalf.  The secular trusts are described in more detail under "Employment Contracts and Arrangements - Mr. Tilton's Employment Agreement."

(5)    For Mr. Dutta, amount in 2002 includes $46,041 in split dollar life insurance premiums, $1.6 million as severance (based on two times his annual salary less $2,000 a month for the term of his agreement) under his employment agreement $50,000, representing a payment of $2,000 per month from September 2002 through September 2004 in connection with his resignation from the Company (as described in more detail under "Employment Contracts and Arrangements - Mr. Dutta's Agreement") and $91,955 in accrued but unused vacation.

(6)    For Mr. Hacker, amount in 2002 includes $37,387 in split dollar life insurance premiums.

(7)    For Mr. Studdert, amount in 2002 includes $20,574 in split dollar life insurance premiums, $1.452 million as severance (based on two times his annual salary less $1,000 a month for the term of his agreement) under his employment agreement $25,000, representing a payment of $1,000 per month from September 2002 through September 2004 in connection with his resignation from the Company (as described in more detail under "Employment Contracts and Arrangements - Mr. Studdert's Agreement") and, $79,693 in accrued but unused vacation.

(8)    For Mr. Brace, amount in 2002 includes $9,884 in split dollar life insurance premiums.

(9)    For Mr. McDonald, amount in 2002 includes $8,963 in split dollar life insurance premiums.

(10)    For Ms. Maher, amount in 2002 includes $7,472 in split dollar life insurance premiums.

 Option Grants in 2002

        The table below provides information about stock options that UAL granted during 2002 to the officers named in the Summary Compensation Table.  The hypothetical present values of stock options granted in 2002 are calculated under a modified Black-Scholes model, a mathematical formula used to value options.  The actual amount realized upon exercise of stock options will depend upon the amount by which the market price of common stock on the date of exercise is greater than the exercise price.  The officers will not be able to realize a gain from the stock options granted unless, during the exercise period, the market price of common stock exceeds the exercise price of the options.

Name	Number of Securities Underlying Options Granted(#)(1)	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise Or Base Price ($/Sh)	Expiration Date	Hypothetical Present Value at Date of Grant $(3)

Glenn F. Tilton	1,150,000	19.9	3.03	9/1/12	1,460,500
John W. Creighton, Jr.	0	-	-	-	-
Rono J. Dutta	220,000	3.8	13.12	(2)	1,210,000
Frederic F. Brace	125,000 75,000	2.2 1.3	13.12 3.48	2/26/12 8/27/12	687,500 109,500
Douglas A. Hacker	0	-	-	-	-
Andrew P. Studdert	220,000	3.8	13.12	(2)	1,210,000
Francesca M. Maher	100,000	1.7	13.12	2/26/12	550,000
Peter D. McDonald	82,650 75,000	1.4 1.3	12.61 2.43	2/26/12 10/23/12	436,392 76,500

_________________________________________________________________________________

(1)    All options become exercisable in four equal annual installments commencing February 27, 2003, one year from the date of grant, except Mr. Tilton's which becomes exercisable in four equal annual installments commencing on September 2, 2003,  Mr. Brace's option for 75,000, which becomes exercisable in four equal annual installments commencing on August 28, 2003, and Mr. McDonald's option for 75,000, which becomes exercisable in four equal annual installments commencing on October 24, 2003.  The options are transferable, at each officer's election, to certain family members.

(2)    Messrs. Dutta and Studdert's options were cancelled on September 13, 2002 in connection with their departure from UAL.

(3)    To realize hypothetical present values upon the exercise of the options, the market price would have to increase to $18.62 for the February 26, 2002 grant; $4.30 for the September 2, 2002 grant; $4.94 for the August 28, 2002 grant; and $3.45 for the October 24, 2002 grant.  The modified Black-Scholes model used to calculate the hypothetical values at date of grant considers a number of factors to estimate the option's present value, including the stock's historic volatility calculated using the monthly closing price of common stock over a 91 month period ending February 2002, the estimated average holding period of the option, interest rates and the stock's expected dividend yield.  The assumptions used in the valuation of the options were: stock price volatility of .46, holding period of 4 years, interest rate of 4.8%, and dividend yield of 0%.

        There is no assurance that the hypothetical present values of stock options presented in the table above represent the actual values of the options, and the hypothetical values shown should not be viewed as UAL's predictions of the future value of common stock.

Aggregated 2002 FY-End Option Values (1)

        The table below provides information about stock options held at the end of 2002 by the officers named in the Summary Compensation Table.  The value of those options at year-end is based on the difference between the fair market value of the underlying securities on that date and the option exercise price.  No options were exercised by these officers in 2002.

Name	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable (1)	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable

Glenn F. Tilton	0/1,150,000	0/0
John W. Creighton	400,000/0	0/0
Rono Dutta	(2)	0/0
Frederic F. Brace	153,025/260,875	0/0
Douglas A. Hacker	299,850/94,350	0/0
Andrew P. Studdert	(2)	0/0
Francesca M. Maher	127,025/159,975	0/0
Peter D. McDonald	31,525/182,375	0/0

______________________

(1)    Options granted prior to July 12, 1994 to Mr. Hacker are exercisable for two shares of common stock and $84.81.

(2)    All options cancelled on September 13, 2002.
Pension Plan Table

	Years of Participation
Final Average Pay	5	10	15	20	25	30	35
$200,000	$16,300	$32,600	$48,900	$65,200	$81,500	$97,800	$114,100
400,000	32,600	65,200	97,800	130,400	163,000	195,600	228,200
600,000	48,900	97,800	146,700	195,600	244,500	293,400	342,300
800,000	65,200	130,400	195,600	260,800	326,000	391,200	456,400
1,000,000	81,500	163,000	244,500	326,000	407,500	489,000	570,500

        This table is based on retirement at age 65 and selection of a straight life annuity (other annuity options are available, which would reduce the amounts shown).  The amount of the normal retirement benefit under the plan is the product of 1.63% times years of credited participation in the plan times final average pay (highest five of last ten years of covered compensation).  The retirement benefit amount is not offset by the participant's social security benefit.   Compensation used in calculating benefits under the plan includes base salary and amounts shown as bonus in the Summary Compensation Table.  Under the qualified plan, years of participation for persons named in the compensation table are as follows: Mr. Studdert - 7 years; Ms. Maher - 9 years; Mr. Hacker - 9 years; Mr. Brace - 14 years; Mr. Dutta - 17 years; Mr. McDonald - 31 years.  Mr. Tilton, who joined UAL in September of 2002, is not eligible to participate in the Company's qualified plan until October 1, 2003.  The amounts shown do not reflect limitations imposed by the Internal Revenue Code on retirement benefits that may be paid under plans qualified under the code.  United has agreed to provide under non-qualified plans the portion of the retirement benefits earned under the pension plan that would otherwise be subject to code limitations.

        In light of the Company's recent Chapter 11 filing, UAL is currently considering the adoption of one pension plan for all of the Company's officers and employees.

        If Mr. Hacker is employed until age 50, he will be credited with additional years of participation so that his total years of participation will equal 25.4 years.  In addition, if he is employed during the period between the date he attains age 50 and the date he attains age 55, he will be credited with an additional month of participation for each month of participation credited to him during that period.  If he remains employed past age 55, he will be credited an additional 1/2 month of participation for each month of participation credited to him after age 55.

        Mr. Dutta and Mr. Studdert continued to receive participation credit through February 15, 2003.

        In connection with the hiring of Mr. Tilton, UAL agreed to provide a pension make-whole payment, which is described below.

Employment Contracts and Arrangements

Mr. Tilton's Employment Agreement

        Mr. Tilton was elected Chairman, President and Chief Executive Officer of UAL effective September 2, 2002.  The Company entered into a five-year employment agreement with Mr. Tilton effective September 5, 2002, which agreement was amended on December 8, 2002 and again on February 17, 2003 in connection with the Company's bankruptcy filing.  The amended agreement provides for an annual base salary of $845,500 (which reflects an 11% reduction from the original amount), and is subject to increases as part of the normal salary program for the Company's senior executives.  The agreement provides Mr. Tilton a $3 million signing bonus, which Mr. Tilton will be required to repay if he voluntarily resigns other than for good reason or UAL terminates him for cause on or before the earlier of June 1, 2004 or the date a plan of reorganization is approved by the Bankruptcy Court.

        Under the terms of the agreement, Mr. Tilton also received options to purchase 1,150,000 shares of UAL common stock.  The exercise price for the options is $3.03, which was the average of the high and low sales price of the common stock on the New York Stock Exchange on August 30 and September 3, 2002.  The options expire on September 1, 2012.  The Company also agreed to reimburse Mr. Tilton for his and his family's relocation expenses, including a cash payment to cover his income tax liability for the relocation reimbursement.  Under his employment agreement, Mr. Tilton is eligible to receive an annual incentive bonus with a target percentage equal to 100% of his base salary.  He is entitled to an additional 100% over this target bonus amount for superior performance.

        If Mr. Tilton's employment is terminated by UAL without "cause," or by him for "good reason," or if there is a "change in control," UAL will pay him his base salary as reduced by the December 8th amendment, any annual bonus and any earned and vested benefits he may be entitled to through the termination date.  UAL will also pay Mr. Tilton a lump sum payment equal to his base salary reduced by the December 8th amendment and target bonus multiplied by the greater of (1) the remaining term of his agreement or (2) three years.  Mr. Tilton's other benefits will be continued for this period.  All long-term incentive awards will immediately vest on the termination date, including any unvested stock options or restricted stock awards.  Under Mr. Tilton's agreement, a "change of control" is defined as: (1) a merger, consolidation or sale of substantially all the Company's assets in which the voting securities of the Company immediately before the merger, consolidation or sale represent less than 80% of the voting power after the merger, consolidation or sale; (2) the acquisition by a person or group of 25% or more of the voting securities of the Company; (3) the UAL shareholders approve any plan or proposal for the liquidation of the Company; (4) a change in the majority of the Board over a 24-month period (unless the new directors were approved by a two-thirds majority of prior directors); or (5) any other event or transaction that the Board of Directors determines is a change of control.

        A "change of control" will generally not arise as a result of events occurring prior to or on account of a plan of reorganization of the Company under Chapter 11 of the Bankruptcy Code, unless (1) there is a merger with another commercial airline and the holders of the claims and/or interests in the Company before the merger have less than 80% of the combined voting power after the merger; or (2) creditors of the Company with an intent to control the management and policies of the Company on an on-going basis acquire at least 25% of the voting securities of the Company; or (3) a sale of the assets of the Company to another commercial airline, unless the creditors and/or interest holders in the Company receive, directly or indirectly, at least 80% of the combined voting power of the acquirer.

        In consideration of projected retirement benefits foregone by Mr. Tilton as a result of his resignation from his prior employer and acceptance of UAL's employment offer, $4.5 million was paid into three secular trusts on Mr. Tilton's behalf subject to ratable vesting over three years.  The non-vested portion is to be forfeited and returned to UAL if Mr. Tilton voluntarily terminates employment for other than good reason or is terminated for cause.

        On February 21, 2003, the Bankruptcy Court approved UAL's motion to assume Mr. Tilton's amended employment agreement.

Mr. Creighton's Retirement Arrangements

        In connection with Mr. Creighton's retirement in 2002, UAL agreed that he would remain as an on-call employee of United through year-end 2002.  Although Mr. Creighton did not receive a salary and bonus, he received benefits, including medical, dental and life insurance, through December 31, 2002.  He also received a one-time cash payment of $250,000 as consideration for his services.

        In addition, Mr. Creighton's temporary living expenses while working at UAL's headquarters in Chicago, including the cost of a temporary residence (which could not exceed $3,000 per month) and a per diem allowance, continued to be paid by UAL through November 2002.  Through October 2002, UAL also provided Mr. Creighton with office space located in the vicinity of his personal residence in Seattle to be used primarily for UAL business while he was staying at his personal residence.  The reimbursement for this office space was limited to $3,000 per month.

Mr. Studdert's Agreement

        UAL and Mr. Andrew Studdert recently entered into an agreement regarding Mr. Studdert's recent termination as an executive officer of UAL.  Under the terms of the agreement, Mr. Studdert will remain an on-call employee of UAL and will receive $1,000 per month through September 2004 unless the agreement is terminated earlier.  During the term of the agreement, Mr. Studdert will continue to provide services for UAL if UAL reasonably requests such services.  Mr. Studdert will continue to receive the transportation benefit that UAL provides to its executive officers, as well as other health and insurance benefits.  Mr. Studdert has agreed to forfeit all vested and unvested stock options granted under UAL's equity incentive plans as well as any unvested restricted stock.  The agreement and Mr. Studdert's employment will terminate prior to September 2004 if Mr. Studdert voluntarily terminates his employment or, without the Company's consent, accepts a position with a competitor of United or he otherwise breaches the agreement.

Mr. Dutta's Agreement

        UAL and Mr. Rono Dutta recently entered into an agreement regarding Mr. Dutta's recent termination as an executive officer of UAL.  Under the terms of the agreement, Mr. Dutta will remain an on-call employee of UAL and will receive $2,000 per month through September 2004 unless the agreement is terminated earlier.  During the term of the agreement, Mr. Dutta will continue to provide services for UAL if UAL reasonably requests such services.  Mr. Dutta will continue to receive the transportation benefit that United provides to its executive officers, as well as other health and insurance benefits.  Mr. Dutta has agreed to forfeit all vested and unvested stock options granted under UAL's equity incentive plans as well as any unvested restricted stock.  The agreement and Mr. Dutta's employment will terminate prior to September 2004 if Mr. Dutta voluntarily terminates his employment or, without the Company's consent, accepts a position with a competitor of United or he otherwise breaches the agreement. UAL has consented to Mr. Dutta serving on the board of directors of US Airways and to him serving as a consultant to an investment banking firm that may represent the American Airlines creditors' committee in the event that airline were to file for bankruptcy protection.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2002 regarding the number of shares of UAL common stock that may be issued under UAL's equity compensation plans.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

Equity Compensation Plans approved by the Company's stockholders	12,877,750	$35.58	2,108,878

Equity Compensation Plans not approved by the Company's stockholders (1)	1,586,168	$13.79(2)	11,983,738 (3)

Total	14,463,918	$33.69(4)	14,092,616 (3)

_________________

(1)       Includes shares and other awards under the following plans that have not been approved by UAL's stockholders:  1995 Director's Plan; United Employees Performance Incentive Plan; an option issued to a former CEO and 2002 Share Incentive Plan.  The material terms of each of these plans is described following the table.

(2)       The weighted-average exercise price was calculated based on 800,000 options granted to Mr. Greenwald at an exercise price of $22.53 and 650,000 options granted to Mr. Tilton at an exercise price of $3.03.  The remaining 136,168 shares do not have an exercise price.

(3)        Includes 11,942,366 shares available for future issuance under the 2002 Incentive Share Plan and 41,372 shares available for issuance under the 1995 Directors Plan.  The number of shares available for future issuance does not include any shares issuable under outstanding awards or the 2002 Share Incentive Plan that are subsequently forfeited, expired or canceled without the delivery of shares of common stock or withheld by UAL to satisfy any applicable tax withholding obligations, which are available again for issuance under the 2002 Share Incentive Plan.

(4)       The total weighted-average exercise price does not include the 136,168 shares referred to in footnote 2, for which there is no exercise price.

 1995 Directors Plan

        Under the 1995 Directors Plan, each outside director is granted 400 shares of common stock and 189 deferred stock units (each unit representing the right to receive a share of common stock at a future date) during each year that he or she is an outside director of UAL.  If any outside director is not a director for the entire calendar year, such director's award of deferred stock units will be prorated.  Each outside director may elect to forego the receipt of all or any portion of cash fees payable to him or her for service as a director (i.e., meeting fees and committee fees) and instead receive shares of common stock equivalent in value to the cash fees based on the fair market value of a share of common stock on the date the cash fee is payable to the director.  The outside directors may also elect to defer the receipt of cash fees payable to the director as well as the stock award and the deferred stock units to be granted to the director in any year, which deferral may be paid after the director leaves the Board, either as a lump sum or in ten or less annual payments.  The 1995 Directors Plan authorizes the issuance of up to 400,000 shares of common stock (either through use of treasury shares or open market purchases) and, as of December 31, 2002, 41,372 shares remained available for future awards.

2002 Share Incentive Plan

        The 2002 Share Incentive Plan permits the award of nonqualified stock options and restricted shares to participants as well as stock appreciation rights.  The exercise price of a nonqualified stock option cannot be less than the fair market value of a share of UAL common stock on the date of grant and the exercise period cannot exceed ten years.  Restricted shares issued under the 2002 Share Incentive Plan vest over a time period established by the applicable committee (not to exceed ten years) and are subject to certain transfer restrictions and forfeiture under certain circumstances prior to vesting.  In addition, the Compensation Committee or the Compensation Administration Committee may grant to participants other awards, including dividends and dividend equivalents and other awards that are valued in whole or part by reference to, or are otherwise based on, the fair market value of shares of UAL common stock.  The 2002 Share Incentive Plan authorizes the issuance of 12,500,000 shares of common stock as well as 267,366 shares that were available for issuance as awards under the 1998 Restricted Stock Plan as of July 31, 2002 and, as of December 31, 2002, approximately 11,942,366 shares remained available for future awards under the 2002 Share Incentive Plan.  Only treasury shares may be issued under the 2002 Share Incentive Plan.  The terms of the 2002 Share Incentive Plan also provides that any shares awarded under the 1998 Restricted Stock Plan or the 2002 Share Incentive Plan that are subsequently forfeited, expired or canceled without the delivery of shares of common stock or withheld by UAL to satisfy any applicable tax withholding obligations will be available again for issuance under the plan.

Gerald Greenwald Option Shares

        On July 12, 1994, UAL entered into an employment agreement with Gerald Greenwald, UAL's then Chairman and Chief Executive Officer.  Pursuant to the agreement, Mr. Greenwald received options to acquire 800,000 shares of UAL common stock (post-stock split).  The exercise price for the options is $22.53, which was the fair market value for the UAL common stock on July 12, 1994.  The options were to vest over a five-year period, but vested earlier in connection with the termination of Mr. Greenwald's employment with UAL.  To date, all 800,000 of the options received by Mr. Greenwald are outstanding.  The options are due to expire on July 11, 2004.

United Employees Performance Incentive Plan

        Under the terms of the United Employees Performance Incentive Plan (referred to as PIP), participants may receive additional cash compensation if the Company meets specified performance criteria and the employee's individual performance warrants additional compensation.  Prior to the beginning of each year, the Company's Compensation Committee establishes a threshold level of pre-tax profit margin that the Company must obtain before any award may be made under the PIP for that year.  The Compensation Committee also determines the appropriate individual performance objectives for each year that are related to specified areas, including financial performance, operational performance or customer satisfaction.

        Under the PIP, an incentive award is typically paid in cash following the end of a calendar year; however, certain key employees are allowed to elect to defer receipt of their incentive award and can elect to receive their deferred incentive award in UAL common stock (treasury shares or shares purchased in the open market).  The amount of the stock to be paid to each employee is equal to the amount of the incentive award divided by the fair market value of the stock (using a five-day average share price) determined as of the date the incentive award would have been paid in cash but for the deferral election.  Under the PIP, any employee who defers his or her receipt of the incentive award for five or more years will also be credited with an additional amount equal to the 20% of the incentive award.  The Compensation Administration Committee administers the plan with respect to any "officer" as defined in the Exchange Act rules and the Compensation Committee administers the plan with respect to all other participants.  There is no fixed number of shares available for issuance under this plan.  In 2000, UAL's shareholders approved the portion of the PIP relating to any "covered award" that could result in the application of Section 162(m) of the Code.

BENEFICIAL OWNERSHIP OF SECURITIES

Certain Beneficial Owners

        The following table shows the number of shares of UAL voting securities owned by any person or group known to UAL as of March 17, 2003, to be the beneficial owner of more than 5% of any class of its voting securities.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
State Street Bank and Trust Company, Trustee 225 Franklin Street Boston, MA 02110	Common Stock Class P ESOP Voting Junior Preferred Stock Class M ESOP Voting Junior Preferred Stock Class S ESOP Voting Junior Preferred Stock	17,583,559 (2) 1,862,255 (2) 1,637,880 (2) 658,255 (2)	14.45% 100% 100% 100%
Susquehanna Investment Group 401 City Avenue, Suite 220 Bala Cynwyd, PA 19004	Common Stock	4,397,029 (3)	6.6%
United Airlines Pilots Master Executive Council Air Line Pilots Association, International 6400 Shafer Court, Suite 700 Rosemont, IL 60018	Class Pilot MEC Junior Preferred Stock	1	100%

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
International Association of Machinists and Aerospace Workers District #141 9000 Machinists Place Upper Marlboro, MD 20722	Class IAM Junior Preferred Stock	1	100%
W. Douglas Ford UAL Corporation P.O. Box 66919 Chicago, IL 60666	Class SAM Junior Preferred Stock	2	66.67%
Sara A. Fields Senior Vice President-People United Airlines P.O. Box 66100 Chicago, IL 60666	Class SAM Junior Preferred Stock	1	33.33%
(1)    Shares of Class Pilot MEC, Class IAM and Class SAM stock elect one ALPA, IAM and Salaried/Management Employee Director, respectively, and have one vote on all matters submitted to the holders of common stock other than the election of directors.

(2)    Based on information provided to the Company from State Street Bank and Trust Company, as of March 17, 2003, State Street, (1) as trustee under the ESOP, it had shared voting power over 1,862,255 shares of Class P ESOP Voting Junior Preferred Stock representing 6.68% of our voting power, 1,637,880 shares of Class M ESOP Voting Junior Preferred Stock representing 5.36% of our voting power, and 658,255 shares of Class S ESOP Voting Junior Preferred Stock (Class P, M and S voting stocks referred to as the voting preferred stocks) representing 2.4% of our voting power, and shares dispositive power over 3,127,800 shares of Class 1 ESOP Convertible Preferred Stock and 962,245 shares of Class 2 ESOP Convertible Preferred Stock, each convertible into quadruple that number of shares of common stock, as well as 1,663 shares of common stock issuable upon conversion of the voting preferred stocks and (2) as trustee acting in various fiduciary capacities, it had sole dispositive power over 853,203 shares of common stock, and sole voting power for 793,441 shares. The reporting person disclaims beneficial ownership of all shares reported. Voting power of voting preferred stocks is limited to matters other than the vote for directors.

(3)    Based on a Schedule 13G filed with the SEC on February 10, 2003 in which Susquehanna Investment Group reported sole voting power and sole dispositive power for 4,397,029 shares of common stock.

 Directors and Executive Officers

        The following table sets forth the number of shares of common stock and of voting preferred stock held in the ESOP owned as of March 17, 2003, by each director, and each executive officer included in the Summary Compensation Table, and by UAL directors and executive officers as a group.  Unless UAL says otherwise in a footnote, the owner exercises sole voting and investment power over the securities (other than unissued securities which ownership we have imputed to the owner).  Some UAL directors and executive officers also own shares of other classes of its preferred stock as shown in the table above.

Name of Director or Executive Officer and Group	Common Stock Beneficially Owned(1)	Percent Of Class	Voting Preferred Stock Beneficially Owned(2)
Stephen R. Canale	1,337	*	0
W. James Farrell	14,441	*	0
W. Douglas Ford	12,331	*	0
Richard D. McCormick	31,587	*	0
James J. O'Connor	24,684	*	0
Hazel R. O'Leary	6,482	*	0
Paul E. Tierney, Jr.	40,649	*	0
Glenn F. Tilton	100,000	*	0
John K. Van de Kamp	24,254	*	0
John H. Walker	13,126	*	0
Paul R. Whiteford, Jr.	1,529	*	382
Douglas A. Hacker	399,641	*	1,344
Frederic F. Brace	256,483	*	673
Francesca M. Maher	189,806	*	659
Peter D. McDonald	87,651	*	172
Directors and Executive Officers as a Group (15 persons)	1,204,001	1.2	3,230

__________________

*        Less than 1%
  (1)    These numbers include (a) deferred stock units for Farrell 13,641, Ford 12,331, McCormick 29,389, O'Connor 17,563, O'Leary 6,082, Tierney 4,833, Van de Kamp 24,254 and Walker 13,126 (which reflects beneficial ownership of common stock represented by deferred stock units under the UAL Corporation 1995 Directors Plan); (b) options exercisable within 60 days of March 17, 2003 for Brace 212,000, Hacker 337,800, Maher 181,200, and McDonald 61,963; (c) common stock issuable upon conversion of ESOP preferred for Brace 2,691, Hacker 5,377, Maher 2,637, McDonald 688, Whiteford 1,529, and for the group -- (see footnote 2); (d) for Mr. Canale, 1,337 held indirectly by a pension plan; (e) for Mr. Brace, 5,090 held indirectly by his trust and 5,090 held indirectly by his spouse's trust; and (f) for Ms. Maher, 4,320 held indirectly by estate of deceased spouse.

(2)    Reflects beneficial ownership through the ESOP of (a) Class P Voting Stock for Mr. Whiteford, and (b) Class S Voting Stock for Messrs. Brace, Hacker and McDonald and Ms. Maher, and for directors and executive officers as a group.  Represents less than 1%.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        See "Compensation Committee Interlocks and Insider Participation" under "Executive Compensation."

ITEM 14.  CONTROLS AND PROCEDURES.

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's CEO and CFO have concluded that UAL's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in UAL's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     1.      Financial Statements.  The financial statements required by this item are listed in Item 8, "Financial Statements and Supplementary Data" herein.

        2.    Financial Statement Schedules.  The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

         3.     Exhibits.  The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K, and is incorporated herein by this reference.  Each of Exhibits 10.31 through 10.39 and 10.41 through 10.60 listed in the Exhibit Index is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b)     Reports on Form 8-K.

        Form 8-K dated November 5, 2002 to report an agreement in principle with KfW to restructure debt.

        Form 8-K dated November 26, 2002 to report the extent of employee participation in the UAL recovery plan.

        Form 8-K dated December 2, 2002 to report United's reliance on grace periods included in certain debt obligations.

        Form 8-K dated December 9, 2002 to report United's (and certain of its subsidiaries) filing under Chapter 11.

        Form 8-K dated December 12, 2002 to report the filing of an NOL order to assist the Debtors in preserving their net operating losses.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.

UAL CORPORATION

/s/ Glenn F. Tilton
Glenn F. Tilton
Chairman of the Board, President
and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on the 28th day of March, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Glenn F. Tilton
Glenn F. Tilton
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

/s/ Frederic F. Brace	/s/ Hazel R. O'Leary
Frederic F. Brace Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	Hazel R. O'Leary Director

/s/ Stephen R. Canale	/s/ Paul E. Tierney, Jr.
Stephen R. Canale Director	Paul E. Tierney, Jr. Director

/s/ W. James Farrell	/s/ John K. Van de Kamp
W. James Farrell	John K. Van de Kamp
Director	Director

/s/ W. Douglas Ford	/s/ John H. Walker
W. Douglas Ford	John H. Walker
Director	Director

/s/ Richard D. McCormick	/s/ Paul R. Whiteford, Jr.
Richard D. McCormick	Paul R. Whiteford, Jr.
Director	Director

/s/ James J. O'Connor
James J. O'Connor
Director

Certification of the Principal Executive Officer
Pursuant to 15 U.S.C. 78m(a) or 78o(d)
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Glenn F. Tilton, the Chairman, President and Chief Executive Officer of UAL Corporation (the "Company"), certify that:

(1) I have reviewed this annual report on Form 10-K of the Company;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):
  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

 (6) The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. /s/ Glenn F. Tilton
Glenn F. Tilton
UAL Corporation
Chairman, President and Chief Executive Officer
March 28th, 2003

Certification of the Principal Financial Officer
Pursuant to 15 U.S.C. 78m(a) or 78o(d)
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Frederic F. Brace, the Executive Vice President and Chief Financial Officer of UAL Corporation (the "Company"), certify that:

(1) I have reviewed this annual report on Form 10-K of the Company;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):
  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

 (6) The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. /s/ Frederic F. Brace
Frederic F. Brace
UAL Corporation
Executive Vice President and Chief Financial Officer
March 28th, 2003

Certification of the Principal Executive Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Glenn F. Tilton, the Chairman and Chief Executive Officer of UAL Corporation (the "Company") certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2002 of the Company (the "Report"):

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Glenn F. Tilton
Glenn F. Tilton
UAL Corporation
Chairman and Chief Executive Officer
March 28th, 2003

Certification of the Principal Financial Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Frederic F. Brace, the Executive Vice President and Chief Financial Officer of UAL Corporation (the "Company") certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2002 of the Company (the "Report"):

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
March 28th, 2003

Schedule II

UAL Corporation and Subsidiary Companies
Valuation and Qualifying Accounts
For the Years Ended December 31, 2002, 2001 and 2000
(In millions)

Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions[3]	Year

Year Ended December 31, 2000
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 13	$ 15	$ 14	$ 14

Obsolescence allowance -
Flight equipment spare parts	$ 45	$ 12	$ 2	$ 55

Year Ended December 31, 2001
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 14	$ 41	$ 25	$ 30

Obsolescence allowance -
Flight equipment spare parts	$ 55	$ 27	$ 12	$ 70

Valuation allowance for
deferred tax assets	$ -	$ 6	$ -	$ 6

Year Ended December 31, 2002
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 30	$ 40	$ 41	$ 29

Obsolescence allowance -
Flight equipment spare parts	$ 70	$ 14	$ 27	$ 57

Valuation allowance for
deferred tax assets	$ 6	$1,160	$ -	$1,166

F-1

___________________________
3  Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation of UAL Corporation ("UAL"), as amended (filed as Exhibit 3.1 to UAL's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

3.2	By-laws (filed as Exhibit 3.2 to UAL's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

4.1	Deposit Agreement dated as of July 12, 1994 between UAL Corporation and holders from time to time of Depository Receipts described herein (filed as Exhibit 4.1 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

4.2	Indenture dated as of December 20, 1996 between UAL Corporation and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.2 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.3	Officer's Certificate relating to UAL's 13-1/4% Junior Subordinated Debentures due 2026 (filed as Exhibit 4.3 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.4	Form of UAL's 13-1/4% Junior Subordinated Debenture due 2026 (filed as Exhibit 4.4 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.5	Guarantee Agreement dated as of December 30, 1996 with respect to the 13-1/4% Trust Originated Preferred Securities of UAL Corporation Capital Trust I (filed as Exhibit 4.5 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.6	Amended and Restated Declaration of Trust of UAL Corporation Capital Trust I dated as of December 30, 1996 (filed as Exhibit 4.6 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.7	Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent

4.8	First Amendment and Limited Waiver dated February 19, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent

4.9	Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain Subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al.

4.10	First Amendment dated February 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain Subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al.

4.11	Second Amendment dated February 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain Subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al.

4.12	Third Amendment dated February 18, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain Subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al.

UAL's indebtedness under any single instrument does not exceed 10% of UAL's total assets on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Amended and Restated Agreement and Plan of Recapitalization, dated as of March 25, 1994 (the "Recapitalization Agreement"), as amended, among UAL Corporation, the Air Line Pilots Association ("ALPA"), International and the International Association of Machinists and Aerospace Workers ("IAM") (filed as Exhibit 10.1 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.2	Second Amendment to the Agreement and Plan of Recapitalization, dated as of June 2, 1994, among UAL, ALPA and the IAM (filed as Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.3	Agreement, dated as of July 16, 1996, pursuant to Section 1.6q of the Recapitalization Agreement among UAL, ALPA and IAM (filed as Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.4	UAL Corporation Employee Stock Ownership Plan, effective as of July 12, 1994 (filed as Exhibit 10.4 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.5	First Amendment to UAL Corporation Employee Stock Ownership Plan, dated December 28, 1994 (filed as Exhibit 10.5 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.6	Second Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of August 17, 1995 (filed as Exhibit 10.6 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.7	Third Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of December 28, 1995 (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.8	Fourth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of July 16, 1996 (filed as Exhibit 10.8 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.9	Fifth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of December 31, 1996 (filed as Exhibit 10.9 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.10	Sixth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of August 11, 1997 (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

10.11	Seventh Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of May 19, 1999 (filed as Exhibit 10.10 to UAL's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.12	Eighth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of November 10, 1999 (filed as Exhibit 10.11 to UAL's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.13	Ninth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of October 29, 1999 (filed as Exhibit 10.12 to UAL's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.14	Tenth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of April 28, 2000 (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

10.15	Eleventh Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of December 29, 2000 (filed as Exhibit 10.15 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.16	Twelfth Amendment to UAL Corporation Employee Stock Ownership Plan, dated as of January 28, 2002 (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference)

10.17	Fourteenth Amendment to UAL Corporation Employee Stock Ownership Plan ,dated as of December 19, 2002

10.18	UAL Corporation Employee Stock Ownership Plan Trust Agreement between UAL Corporation and State Street Bank and Trust Company, effective July 12, 1994 (filed as Exhibit 10.16 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.19	UAL Corporation Supplemental ESOP, effective as of July 12, 1994 (filed as Exhibit 10.17 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.20	First Amendment to UAL Corporation Supplemental ESOP, dated February 22, 1995 (filed as Exhibit 10.18 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.21	Second Amendment to UAL Corporation Supplemental ESOP, dated as of August 17, 1995 (filed as Exhibit 10.19 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.22	Third Amendment to UAL Corporation Supplemental ESOP, dated as of December 28, 1995 (filed as Exhibit 10.20 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.23	Fourth Amendment to UAL Corporation Supplemental ESOP, dated as of July 16, 1996 (filed as Exhibit 10.21 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.24	Fifth Amendment to UAL Corporation Supplemental ESOP, dated as of December 31, 1996 (filed as Exhibit 10.22 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.25	Sixth Amendment to UAL Corporation Supplemental ESOP, dated as of August 11, 1997 (filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

10.26	Seventh Amendment to UAL Corporation Supplemental ESOP, dated as of May 19, 1999 (filed as Exhibit 10.21 to UAL's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.27	Eighth Amendment to UAL Corporation Supplemental ESOP, dated as of November 10, 1999 (filed as Exhibit 10.22 to UAL's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.28	Ninth Amendment to UAL Corporation Supplemental ESOP, dated as of October 29, 1999 (filed as Exhibit 10.23 to UAL's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.29	UAL Corporation Supplemental ESOP Trust Agreement between UAL Corporation and State Street, effective July 12, 1994 (filed as Exhibit 10.28 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.30	Class SAM Preferred Stockholders' Agreement, dated as of July 12, 1994 (filed as Exhibit 10.30 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.31	UAL Corporation 2000 Incentive Stock Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

10.32	UAL Corporation Employees Performance Incentive Plan (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

10.33	UAL Corporation 1998 Restricted Stock Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.34	UAL Corporation 2002 Share Incentive Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.35	United NewVentures Long Term Incentive Plan (filed as Exhibit 10.44 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.36	Description of Compensation and Benefits for Directors (filed as Exhibit 10.34 to UAL's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.37	UAL Corporation 1995 Directors Plan, as amended and restated effective October 24, 2002

10.38	United Supplemental Retirement Plan (filed as Exhibit 10.35 of UAL's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

10.39	Description of Officer Benefits (filed as Exhibit 10.37 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.40	2000 Agreement between United Air Lines, Inc. and the Air Line Pilots in the service of United Air Lines, Inc. represented by ALPA (filed as Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.41	Description of Benefit Arrangement for John W. Creighton, Jr. (filed as Exhibit 10.42 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.42	Non-Qualified Stock Option Agreement for John W. Creighton, Jr. (filed as Exhibit 10.43 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.43	Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.44	Amendment No. 1 dated December 8, 2002 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton

10.45	Amendment No. 2 dated February 17, 2003 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton

10.46	Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit C to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.47	Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company

10.48	Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company

10.49	Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit D to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.50	Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company

10.51	Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company

10.52	Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit E to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.53	Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company

10.54	Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company

10.55	Agreement dated February 16, 2003 by and among United Air Lines, Inc., UAL Corporation and Rono J. Dutta

10.56	Agreement dated February 16, 2003 by and among United Air Lines, Inc., UAL Corporation and Andrew P. Studdert

10.57	Employment Agreement dated July 12, 1994 between UAL Corporation and Gerald Greenwald (filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)

10.58	Amendment No. 1 dated July 12, 1994 to Employment Agreement dated July 12, 1994 between UAL Corporation and Gerald Greenwald (filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)

10.59	Amendment No. 2 dated April 5, 1999 to Employment Agreement dated July 12, 1994 between UAL Corporation and Gerald Greenwald (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference)

10.60	Non-Qualified Stock Option Agreement between UAL Corporation and Gerald Greenwald (filed as Exhibit 10.9 to UAL's Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference)
10.61	Restricted Stock Agreement dated September 2, 2002 between Glenn F. Tilton and UAL Corporation (filed as Exhibit B to Exhibit 10.3 to UAL's form 10-Q for the quarter ended September 30, 2002 and incorporated here by reference)
12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

21	List of UAL's subsidiaries

23	Consent of Independent Public Accountants

        With respect to the documents incorporated by reference to this Form 10-K, UAL's Commission File Number is 1-6033.