Form 10-K/A
period 2002-12-31
UAL CORP /DE/
filed 2003-07-15
CIK 100517

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X                   No ____

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes   X               No ____

        The aggregate market value of voting stock held by non-affiliates of the Registrant was $78,613,064 as of June 30, 2003.  The number of shares of common stock outstanding as of June 30, 2003 was 99,870,590.

Items 10 and 12 of this Form 10-K/A  have been amended to add additional executive officer information.

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

        Sara A. Fields.  Age 59.  Director since February 2002. Ms. Fields has been Senior Vice President - People of the Company since December 2002. From January 2002 until December 2002, Ms. Fields served as the Company's Senior Vice President - People Services and Engagement. From 1994 until January 2002 Ms. Fields had served as Senior Vice President - Onboard Service of the Company.

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

         Rosemary Moore.  Age 52. Ms. Moore has been the Senior Vice President - Corporate and Government Affairs of the Company since December 2002. From November 2002 to December 15, 2002, Ms. Moore had been the Senior Vice President - Corporate Affairs of the Company. From October 2001 to October 2002, she was the Vice President - Public and Government Affairs of ChevronTexaco Corporation (global energy). From June 2000 to October 2001, she was Vice President - Corporate Communications and Government Affairs of Texaco. From January 1998 to June 2000, she was an independent consultant.

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

___________

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

Name of Director or Executive Officer and Group	Common Stock Beneficially Owned(1)	Percent Of Class	Voting Preferred Stock Beneficially Owned(2)
Stephen R. Canale	1,337	*	0
W. James Farrell	14,441	*	0
W. Douglas Ford	12,331	*	0
Richard D. McCormick	31,587	*	0
James J. O'Connor	24,684	*	0
Hazel R. O'Leary	6,482	*	0
Paul E. Tierney, Jr.	40,649	*	0
Glenn F. Tilton	100,000	*	0
John K. Van de Kamp	24,254	*	0
John H. Walker	13,126	*	0
Paul R. Whiteford, Jr.	1,529	*	382
Douglas A. Hacker	399,641	*	1,344
Frederic F. Brace	256,483	*	673
Francesca M. Maher	189,806	*	659
Peter D. McDonald	87,651	*	172
Directors and Executive Officers as a Group (17 persons)	1,411,809	1.2	3,890

___________

*        Less than 1% (1)    These numbers include (a) deferred stock units for Farrell 13,641, Ford 12,331, McCormick 29,389, O'Connor 17,563, O'Leary 6,082, Tierney 4,833, Van de Kamp 24,254 and Walker 13,126 (which reflects beneficial ownership of common stock represented by deferred stock units under the UAL Corporation 1995 Directors Plan); (b) options exercisable within 60 days of March 17, 2003 for Brace 212,000, Fields 170,713, Hacker 337,800, Maher 181,200, and McDonald 61,963; (c) common stock issuable upon conversion of ESOP preferred for Brace 2,691, Fields 2,641, Hacker 5,377, Maher 2,637, McDonald 688, Whiteford 1,529, and for the group -- (see footnote 2); (d) for Mr. Canale, 1,337 held indirectly by a pension plan; (e) for Mr. Brace, 5,090 held indirectly by his trust and 5,090 held indirectly by his spouse's trust; (f) for Ms. Maher, 4,320 held indirectly by estate of deceased spouse and (g) for the group, 754 held indirectly in the Employee Stock Purchase Plan.

(2)    Reflects beneficial ownership through the ESOP of (a) Class P Voting Stock for Mr. Whiteford, and (b) Class S Voting Stock for Messrs. Brace, Hacker and McDonald and Ms. Maher, and for directors and executive officers as a group.  Represents less than 1%.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July, 2003.

UAL CORPORATION

/s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer

Certification of the Principal Executive Officer
Pursuant to 15 U.S.C. 78m(a) or 78o(d)
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Glenn F. Tilton, the Chairman, President and Chief Executive Officer of UAL Corporation (the "Company"), certify that:

(1) I have reviewed this report on Form 10-K/A (Amendment No. 1) of the Company;   (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;   /s/ Glenn F. Tilton
Glenn F. Tilton
UAL Corporation
Chairman, President and Chief Executive Officer
July 15, 2003

Certification of the Principal Financial Officer
Pursuant to 15 U.S.C. 78m(a) or 78o(d)
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Frederic F. Brace, the Executive Vice President and Chief Financial Officer of UAL Corporation (the "Company"), certify that:

(1) I have reviewed this report on Form 10-K/A (Amendment No. 1) of the Company;   (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;   /s/ Frederic F. Brace
Frederic F. Brace
UAL Corporation
Executive Vice President and Chief Financial Officer
July 15, 2003