Form 10-Q
period 2003-09-30
UAL CORP /DE/
filed 2003-10-30
CIK 100517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 24, 2003
Common Stock ($0.01 par value)	110,140,298

UAL Corporation and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	September 30	December 31
Assets	2003	2002

Current assets:
Cash and cash equivalents	$ 1,619	$ 886
Restricted cash	646	462
Short-term investments	154	388
Receivables, net	990	788
Income tax receivables	-	326
Inventories, net	303	310
Prepaid expenses and other	237	219
	3,949	3,379

Operating property and equipment:
Owned	18,049	19,588
Accumulated depreciation and amortization	(5,002)	(5,306)
	13,047	14,282

Capital leases	2,529	2,573
Accumulated amortization	(537)	(494)
	1,992	2,079
	15,039	16,361

Other assets:
Long-term restricted cash	-	116
Investments	47	124
Intangibles, net	407	412
Pension assets	962	1,162
Aircraft lease deposits	854	776
Prepaid rent	204	408
Other, net	911	918
	3,385	3,916

	$22,373	$23,656

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	September 30	December 31
Liabilities and Stockholders' Equity	2003	2002

Current liabilities:
Current portions of long-term debt and
capital lease obligations	$ 727	$ -
Advance ticket sales	1,479	1,021
Accrued salaries, wages and benefits	1,289	1,496
Accounts payable	368	284
Other	1,178	1,190
	5,041	3,991

Long-term debt	-	700

Other liabilities and deferred credits:
Deferred pension liability	5,918	4,661
Postretirement benefit liability	1,934	1,809
Deferred income taxes	283	249
Other	819	894
	8,954	7,613

Liabilities subject to compromise	14,153	13,833
Commitments and contingent liabilities (See note)
Preferred stock committed to Supplemental ESOP	-	2

Stockholders' equity:
Preferred stock	-	-
Common stock at par	1	1
Additional capital invested	5,072	5,070
Retained deficit	(5,750)	(3,417)
Accumulated other comprehensive loss	(3,623)	(2,663)
Treasury stock	(1,475)	(1,472)
Other	-	(2)
	(5,775)	(2,483)

	$22,373	$23,656

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Statements of Consolidated Operations (Unaudited)
(In Millions, Except Per Share)

	Three Months Ended
	September 30
	2003	2002
Operating revenues:
Passenger - United Airlines	$ 3,112	$ 3,143
Passenger - Regional Affiliates	250	-
Cargo	145	166
Other	310	428
	3,817	3,737
Operating expenses:
Salaries and related costs	1,204	1,834
Aircraft fuel	514	532
Purchased services	319	364
Aircraft rent	150	211
Landing fees and other rent	240	258
Depreciation and amortization	265	243
Regional affiliates	313	-
Cost of sales	198	302
Aircraft maintenance	167	131
Commissions	84	101
Other	318	407
Special charges	26	-
	3,798	4,383

Earnings (loss) from operations	19	(646)

Other income (expense):
Interest expense	(105)	(157)
Interest capitalized	-	5
Interest income	4	14
Equity in earnings (losses) of affiliates	1	(1)
Non-operating special charges	(25)	-
Government compensation	-	50
Reorganization items, net	(234)	-
Miscellaneous, net	(27)	-
	(386)	(89)
Loss before income taxes and distributions
on preferred securities	(367)	(735)
Credit for income taxes	-	153

Loss before distributions on preferred securities	(367)	(888)
Distributions on preferred securities, net of tax	-	(1)
Net loss	$ (367)	$ (889)

Net loss per share, basic	$ (3.47)	$(15.57)

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Statements of Consolidated Operations (Unaudited)
(In Millions, Except Per Share)

	Nine Months Ended
	September 30
	2003	2002
Operating revenues:
Passenger - United Airlines	$ 8,285	$ 9,091
Passenger - Regional Affiliates	250	-
Cargo	463	474
Other	1,112	1,254
	10,110	10,819
Operating expenses:
Salaries and related costs	3,988	5,213
Curtailment charges	152	-
Aircraft fuel	1,538	1,397
Purchased services	961	1,058
Aircraft rent	487	631
Landing fees and other rent	716	759
Depreciation and amortization	775	731
Cost of sales	822	886
Aircraft maintenance	399	428
Regional affiliates	313	-
Commissions	213	327
Other	946	1,149
Special charges	26	82
	11,336	12,661

Loss from operations	(1,226)	(1,842)

Other income (expense):
Interest expense	(362)	(445)
Interest capitalized	2	22
Interest income	54	50
Equity in losses of affiliates	(4)	(5)
Non-operating special charges	(162)	-
Government compensation	300	130
Reorganization items, net	(880)	-
Gain on sale of investment	-	46
Miscellaneous, net	(54)	(17)
	(1,106)	(219)
Loss before income taxes and distributions
on preferred securities	(2,332)	(2,061)
Credit for income taxes	-	(326)

Loss before distributions on preferred securities	(2,332)	(1,735)
Distributions on preferred securities, net of tax	-	(4)
Net loss	$(2,332)	$(1,739)

Net loss per share, basic	$(23.28)	$(30.96)

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

	Nine Months
	Ended September 30
	2003	2002
Cash and cash equivalents at beginning
of period, excluding restricted cash	$ 886	$ 1,688

Cash flows from operating activities	936	(692)

Cash flows from reorganization activities:
Reorganization items,net	(880)	-
Transfer of Company lease certificates	215	-
Increase in liabilities	496	-
Loss on disposition of property	36	-
	(133)	-

Cash flows from investing activities:
Additions to property and equipment	(86)	(113)
Proceeds on disposition of property and
equipment	120	363
Proceeds on sale of investments	15	137
Increase in restricted cash	(67)	(344)
Decrease in short-term investments	234	328
Increase in deferred financing costs	(62)	(34)
Other, net	8	36
	162	373

Cash flows from financing activities:
Proceeds from DIP Financing	138	-
Proceeds from issuance of long-term debt	-	946
Repayment of DIP Financing	(111)	-
Repayment of long-term debt	(210)	(1,273)
Principal payments under capital
lease obligations	(86)	(190)
Decrease in short-term borrowings	-	(133)
Dividends paid	-	(7)
Decrease in debt certificates under Company leases	-	290
Other, net	37	9
	(232)	(358)

Increase (decrease) in cash and cash equivalents	733	(677)

Cash and cash equivalents at end of period,
excluding restricted cash	$ 1,619	$ 1,011

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 273	$ 378
Income taxes	-	$ 57
Non-cash transactions:
Long-term debt incurred in connection
with additions to equipment and other assets	$ 9	$ 703
Net unrealized gain (loss) on investments	$ 4	$ (3)
Increase (decrease) in pension assets	$(200)	$ 608

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)

The Company

        UAL Corporation is a holding company whose principal subsidiary is United Air Lines, Inc. ("United"). We sometimes collectively refer to UAL Corporation, together with its consolidated subsidiaries, as "we," "UAL" or the "Company."

Interim Financial Statements

        We prepared the consolidated financial statements shown here as required by the Securities and Exchange Commission ("SEC"). Some information and footnote disclosures normally included in financial statements that meet generally accepted accounting principles have been condensed or omitted as permitted by the SEC. We believe that the disclosures presented here are not misleading. The financial statements include all adjustments (which include only normal recurring adjustments, reorganization items and other special charges described below) that are considered necessary for a fair presentation of our financial position and operating results. These financial statements should be read together with the information included in our most recent Annual Report on Form 10-K for the year 2002.

Voluntary Reorganization Under Chapter 11

        Bankruptcy Proceedings. On December 9, 2002 (the "Petition Date"), UAL, United and 26 direct and indirect wholly owned subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re: UAL Corporation, et al., Case No. 02-48191." The consolidated financial statements shown here include certain subsidiaries that did not file to reorganize under Chapter 11. The assets and liabilities of these subsidiaries are not considered material to the Consolidated Financial Statements.

        With the exception of our non-filing subsidiaries, we continue to operate our businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. All vendors are being paid for all goods furnished and services provided after the Petition Date in the ordinary course of business. However, under Section 362 of the Bankruptcy Code, actions to collect most of our pre-petition liabilities are automatically stayed. Most of these pre-petition liabilities will be settled under a plan of reorganization to be approved by the Bankruptcy Court.

        A pre-petition liability that requires different treatment under the Bankruptcy Code relates to certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract. Under Section 1110 of the Bankruptcy Code, actions to collect most pre-petition liabilities of this nature are automatically stayed for 60 days only, except under two conditions: (a) the debtor may extend the 60-day period by agreement with the relevant financier and with court approval; or (b) the debtor may agree to perform all of the obligations under the applicable financing and cure any defaults as required under the Bankruptcy Code. If neither of these conditions is met, the financier may demand the return of the aircraft or take possession of the property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment.

        In our case, the 60-day period under Section 1110 expired February 7, 2003. We have reached agreements with a significant number of aircraft financiers to extend the automatic stay. We have also made elections with respect to other aircraft to cure all existing defaults and to pay the contract rates. With respect to certain other aircraft, however, United has taken no action. The applicable lessors or lenders in those situations, therefore, are entitled to make a demand for the return of such aircraft. Although we believe current market conditions for commercial aircraft make repossession unlikely, there can be no assurance that United's lenders and lessors will not repossess any of the applicable aircraft. Repossession of a significant number of aircraft could result in substantial disruptions to our operations and have a material adverse effect on our business.

        Integral to our restructuring efforts is adjusting the size and composition of our fleet to reflect reduced market demand. To this end, we have rejected certain aircraft leases and returned certain aircraft to the relevant financiers during the first nine months of the year, as authorized by Section 1110 of the Bankruptcy Code. We anticipate continuing to reject leases and return aircraft as we progress through the reorganization process.

        To successfully exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a plan of reorganization. A plan of reorganization would, among other things, resolve our pre-petition obligations, set forth our revised capital structure and establish our corporate governance subsequent to exit from bankruptcy. On March 21, 2003, the Bankruptcy Court approved the extension to October 2003 of the Company's "exclusive period" during which we are the only party permitted to file a plan of reorganization. On September 19, 2003, the Bankruptcy Court approved an additional five-month extension of our exclusive period to March 8, 2004. The decision as to when we will file a plan of reorganization depends on the timing and outcome of numerous ongoing matters in the Chapter 11 process. We expect to file a plan of reorganization that provides for UAL's emergence from bankruptcy, but there can be no assurance that the Bankruptcy Court will confirm a plan of reorganization or that any such plan will be implemented successfully.

        As required by the Bankruptcy Code, the United States Trustee for the Northern District of Illinois has appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning our reorganization. There can be no assurance that the Creditors' Committee will support our positions or our plan of reorganization, and any disagreements between us and the Creditors' Committee could protract the Chapter 11 process, hinder our ability to operate during the Chapter 11 process, and delay our emergence from Chapter 11.

        DIP Financing. In connection with the Chapter 11 filings, the Company arranged a debtor-in-possession secured financing ("DIP Financing"). The DIP Financing consists of two facilities, a $300 million facility provided by Bank One N.A. ("Bank One Facility") and a $1.2 billion facility provided by J.P. Morgan Chase Bank, Citicorp USA, Inc., Bank One, N.A., and The CIT Group/Business Credit, Inc. ("Club Facility"). As of September 30, 2003, we had borrowed $300 million under the Bank One Facility and $427 million under the Club Facility. The borrowings under the Bank One Facility are due in five equal monthly installments beginning in March 2004 and the Club Facility matures on July 1, 2004.

        Financial Statement Presentation. We have prepared the accompanying consolidated financial statements in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

        SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses, and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. The Statements of Consolidated Financial Position distinguish pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

        In addition, as a result of the Chapter 11 filings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 and subject to approval of the Bankruptcy Court and the terms of the applicable DIP Financing covenants, or otherwise as permitted in the ordinary course of business, we may sell or dispose of assets (including aircraft) and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, the forthcoming plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

        Pursuant to the Bankruptcy Code, we have filed schedules with the Bankruptcy Court identifying our assets and liabilities as of the Petition Date, while our creditors have been able to file proofs of claim with the Bankruptcy Court. The total amount of claims filed with the Bankruptcy Court far exceeds our estimate of ultimate liability. We believe that many of these claims are invalid because they are duplicative, are based upon contingencies that have not occurred, or are otherwise overstated. Differences in amount between claims filed by creditors and liabilities shown in our records are being investigated and resolved in connection with our claims resolution process. That process has commenced and, in light of the number of claims asserted, will take significant time to complete. For this reason, the ultimate number and allowed amounts of such claims cannot yet be determined.

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the "primary beneficiary" of a VIE to:

  1)    include the VIE's assets, liabilities and operating results in its consolidated financial statements;
  2)    disclose information about the VIE's assets and liabilities, and the nature, purpose and activities of consolidated VIEs in its financial statements; and
  3)    disclose information about the nature, purpose and activities for unconsolidated VIEs in which a company holds a significant variable interest.
        FIN 46 is effective immediately for any interests acquired after January 31, 2003 and effective beginning in the third quarter of 2003 for all definite VIEs acquired before February 1, 2003. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 until the end of the fourth quarter of 2003 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003.

        We have reviewed the new capacity purchase agreements entered into after February 1, 2003 with United Express regional carriers and determined the agreements fall under the purview of FIN 46. However, we have determined that we are not the "primary beneficiary" of these agreements and therefore have not consolidated the entities in our financial statements. We are still evaluating the impact of FIN 46 on our financial statements for VIEs or potential VIEs created before February 1, 2003.

        We have identified the following as potential VIEs (created before January 31, 2003), but are still evaluating the legal structure, operational results and the cash flow of each to determine if we are the primary beneficiary:

  Aircraft operating leases where the lessor is a trust established specifically to purchase, finance and lease the aircraft and UAL has a fixed-price purchase option to purchase the aircraft at predetermined prices during or at the end of the lease term.
  Airport operating leases where UAL guarantees the underlying municipal or governmental debt held by public bondholders, where no one public bondholder owns more than 50% of the debt and the lessor is a trust established specifically to finance and lease the facilities.
  Fuel facilities where UAL guarantees the majority of the underlying debt and UAL consumes over 50% of the fuel facility capacity.
  Capacity purchase arrangements with certain regional airlines which specify limits on the regional carrier's operating margin, and over 50% of the regional carriers capacity directly benefits United.
Future guidance and/or clarification of the complex issues imposed by FIN 46 could potentially change our initial assessment of the potential VIEs identified above.

        In the third quarter of 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both debt and equity. SFAS No. 150 is effective for all such financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 was immaterial to the Company's financial statements.

Per Share Amounts

        Basic loss per share amounts were computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the year.

Loss Attributable to Common Stockholders (in millions)	Three Months		Nine Months
	Ended September 30		Ended September 30
	2003	2002	2003	2002
Net loss	$ (367)	$ (889)	$(2,332)	$ (1,739)
Preferred stock dividend requirements	(2)	(2)	(7)	(7)
Loss attributable to common stockholders	$ (369)	$ (891)	$(2,339)	$ (1,746)

Shares (in millions)
Weighted average shares outstanding	106.5	57.2	100.5	56.4

Loss Per Share	$ (3.47)	$(15.57)	$(23.28)	$(30.96)

        At September 30, 2003 and 2002, stock options to purchase approximately 11 million and 13 million shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share because the effect of such shares would be antidilutive; approximately 6 million and 59 million shares, respectively, of convertible ESOP preferred stock were not included as the result would also be antidilutive.

        On June 26, 2003, we terminated the Employee Stock Ownership Plan ("ESOP"), following the publication of a regulation by the Internal Revenue Service that would permit the distribution of the remaining ESOP shares to plan participants without jeopardizing United's ability to utilize its net operating loss tax benefits. If all of the remaining ESOP shares were to be distributed, the number of common shares outstanding would be approximately 116 million.

Stock Option Accounting

        We account for stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We have not incurred any stock-based employee compensation cost for stock options, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been reported as the pro forma amounts shown below:

(In millions, except per share)	Three Months		Nine Months
	Ended September 30		Ended September 30
	2003	2002	2003	2002
Net loss, as reported	$ (367)	$ (889)	$(2,332)	$(1,739)
Less: Total compensation expense determined under
fair value method (net of tax in 2002)	(5)	(4)	(15)	(13)
	$ (372)	$ (893)	$(2,347)	$(1,752)

Net loss per share, basic
As reported	$ (3.47)	$(15.57)	$(23.28)	$(30.96)
Pro forma	$ (3.52)	$(15.65)	$(23.43)	$(31.19)

Income Taxes

        We have determined that it is more likely than not that our gross deferred tax assets, net of valuation allowances at September 30, 2003, will be realized through the reversals of existing deferred tax credits.

        For 2003, UAL has a zero percent effective tax rate. Beginning in the third quarter of 2002, we established a valuation allowance against our net deferred tax asset. As of September 30, 2003, our valuation allowance totaled $2.0 billion.

Restricted Cash

        At September 30, 2003, UAL had $646 million in restricted cash, representing security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process the Company's sales.

Liabilities Subject to Compromise

         Liabilities subject to compromise refers to liabilities which will be accounted for under a plan of reorganization, including claims incurred prior to the Petition Date. These amounts result from known or potential claims to be resolved through the Chapter 11 process. These claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events. To date, such adjustments, as reflected in reorganization expense, have been material and we anticipate that future adjustments will be material as well. Payment terms for these amounts will be established in connection with the Chapter 11 process.

         At September 30, 2003, we had liabilities subject to compromise of approximately $14.2 billion consisting of the following:

(In millions)
Long-term debt, including accrued interest	$ 7,784
Aircraft-related accruals and deferred gains	2,986
Capital lease obligations, including accrued interest	2,211
Accounts payable	334
Company-obligated mandatorily redeemable
preferred securities of a subsidiary trust	97
Other	741
$ 14,153

United Express

         United has marketing agreements under which independent regional carriers, flying under the United Express ("UAX") name, feed passengers to other United-branded flights. During the third quarter of 2003, we reached agreements with several UAX carriers, including SkyWest, Air Wisconsin and Mesa Air Group to operate select portions of our United Express service.

        Historically, we have paid these carriers on a fee-per-departure basis and included the revenues derived from them in passenger revenue, net of expenses. However, our revised agreements with these UAX carriers change the previous fee-per-departure arrangement to a fixed rate and capital reimbursement arrangement. Thus, in accordance with Emerging Issues Task Force No. 01-08, "Determining Whether an Arrangement Contains a Lease" ("EITF 01-08"), we have concluded that the revised agreements are operating leases as the agreements:

  1)    identify "right of use" of a specific type and number of aircraft over a stated period of time; and
  2)    give United the right to set the pricing, schedules and routes of aircraft specified in the agreements, as well as to direct the carriers' operating policies and procedures.
        EITF 01-08 is effective for new arrangements or arrangements modified after the beginning of the third quarter of 2003. Accordingly, based on the terms in the new agreements, we have begun recording revenues and expenses related to these UAX carriers at gross, rather than net.

        We have been unsuccessful in negotiating a new, similar arrangement with Atlantic Coast Airlines ("ACA"). Thus, we continue to include the revenues and expenses related to ACA net in passenger revenues.

        Amounts included in passenger revenues for the three- and nine-month periods (which represent only the ACA relationship in third quarter 2003, and all UAX carriers in prior periods) were as follows:

	Net revenues (net expenses)
(in millions)	Three Months		Nine Months
	Ended September 30		Ended September 30
	2003	2002	2003	2002
United Express revenues	$ 177	$ 311	$ 854	$ 970
United Express expenses	(207)	(383)	(1,021)	(1,162)
Net amount in passenger revenues	$ (30)	$ (72)	$ (167)	$ (192)

Segment Information

         We have five reportable segments that reflect the management of our business: North America, the Pacific, the Atlantic and Latin America, each of which is part of United, and UAL Loyalty Services, Inc. ("ULS"). For internal management and decision-making purposes, we have allocated expenses and revenues (as incorporated in our consolidated financial statements) to these segments as follows:

(In Millions)	Three Months Ended September 30, 2003
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$2,509	$ 542	$ 478	$ 105	$ 180	$ 3	$ -	$ 3,817
Intersegment revenue	$ 84	$ 18	$ 16	$ 4	$ 10	$ -	$ (132)	$ -
Earnings (loss) before
income taxes, curtailment
charge, special charges
and reorganization items	$ (93)	$ (34)	$ 11	$ (12)	$ 81	$ (35)	$ -	$ (82)

(In Millions)	Three Months Ended September 30, 2002
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$ 2,289	$ 642	$ 523	$ 106	$ 172	$ 5	$ -	$ 3,737
Intersegment revenue	$ 54	$ 15	$ 13	$ 3	$ 10	$ 1	$ (96)	$ -
Earnings (loss) before
income taxes and
gov't compensation	$ (584)	$(136)	$ (61)	$ (41)	$ 43	$(6)	$ -	$ (785)

(In Millions)	Nine Months Ended September 30, 2003
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$ 6,494	$ 1,461	$ 1,305	$ 310	$ 533	$ 7	$ -	$10,110
Intersegment revenue	$ 219	$ 53	$ 46	$ 11	$ 30	$ -	$ (359)	$ -
Earnings (loss) before
income taxes, curtailment
charge, special charges,
reorganization items and
government compensation	$(1,017)	$ (305)	$ (126)	$ (83)	$ 145	$ (26)	$ -	$ (1,412)

(In Millions)	Nine Months Ended September 30, 2002
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			Segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$ 6,731	$1,801	$1,397	$ 355	$ 515	$ 20	$ -	$ 10,819
Intersegment revenue	$ 162	$ 51	$ 40	$ 10	$ 41	$ 4	$ (308)	$ -
Earnings (loss) before
income taxes, gains on
sales and special charges	$(1,519)	$ (406)	$ (235)	$ (132)	$ 153	$(16)	$ -	$(2,155)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2003	2002	2003	2002
Total loss for reportable segments	$ (47)	$ (779)	$(1,386)	$(2,139)
Curtailment charges	-	-	(152)	-
Special charges	(51)	-	(188)	(82)
Reorganization items, net	(234)		(880)	-
Government compensation	-	50	300	130
Gain on sale	-	-	-	46
Other UAL subsidiary earnings	(35)	(6)	(26)	(16)
Total loss before income taxes and
distributions on preferred securities	$ (367)	$ (735)	$(2,332)	$(2,061)

         United's dedicated revenue-producing assets generally can be deployed in any of its reportable segments, while ULS has $634 million in total assets.

Other Comprehensive Income

Total comprehensive income (loss):	Three Months		Nine Months
	Ended September 30		Ended September 30
(In Millions)	2003	2002	2003	2002
Net loss	$ (367)	$ (889)	$(2,332)	$(1,739)
Unrealized gains (losses)	-	11	5	(3)
Minimum pension liability adjustment	-	-	(964)	(57)
Total comprehensive loss	$ (367)	$ (878)	$(3,291)	$(1,799)

Reorganization Items

        In connection with our Chapter 11 filings, we recognized $234 million and $880 million of largely non-cash reorganization expenses in the third quarter and first nine months of 2003, respectively. These include the following:

(In millions)	Three Months	Nine Months
	Ended September 30, 2003
Aircraft rejection charges	$ 170	$ 449
Transfer of lease certificates	-	215
Professional fees	37	112
Severance and employee retention	33	81
Interest income	(4)	(12)
Other	(2)	35
	$ 234	$ 880

        Aircraft rejection charges include our estimate of claims resulting from United's rejection of certain aircraft leases and return of aircraft as part of the bankruptcy process.

        In the first quarter of 2003, we renegotiated certain off-balance sheet leases as part of the Section 1110 process. Under the terms of the revised leases, we surrendered our investment in the junior portion of the original lease debt to the original equity participant. As a result, our investment in the corresponding lease certificates was reduced to zero, resulting in a $215 million non-cash charge in reorganization items.

Special Charges

         Aircraft Impairment. As a result of our review of our operating fleet as part of our overall restructuring, we decided to accelerate the retirement of our B767-200 aircraft from 2008 to 2005. Therefore, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we reviewed the fleet for impairment and wrote down the aircraft to their fair market values, as estimated using third-party appraisals, resulting in an impairment charge of $26 million in the third quarter of 2003.

        Aircraft Write-down. During the third quarter of 2003, we also incurred a $25 million charge in non-operating expense for the write-down of certain non-operating B767 aircraft.

         Curtailment Charge. Due to the ratification of new labor contracts for our major employee groups and significant levels of employee attrition, we revalued some of our pension plans and all of our postretirement plans during the second quarter 2003.

        The significant actuarial assumptions used for the revaluation of the plans were unchanged from December 31, 2002, except for the discount rate and weighted average salary scale. The discount rate was decreased from 6.75% at December 31, 2002 to 6.50% for the April 1 revaluation, to 6.25% for the May 1 revaluation and to 6.00% for the June 1 revaluation, reflecting changes in the interest rate environment. Given contractual changes, the weighted average salary scale was decreased from 4.3% to 3.3%.

        The revaluation of the plans resulted in special termination and curtailment charges of $152 million in the second quarter of 2003. In addition, as a direct result of the revaluation of the pension plans, stockholders' equity and pension intangible assets were reduced by $964 million and $200 million, respectively. These changes to the pension and postretirement plans also resulted in a reduction to our annual expenses of approximately $550 million.

        Air Canada. On April 1, 2003, Air Canada filed for protection under the Companies' Creditors Arrangement Act ("CCAA") of the Canada Business Corporation Act. During the first quarter of 2003, the Company recorded a non-operating special charge of $137 million in connection with Air Canada's CCAA filing. The charge included $46 million for the impairment of our investment in Air Canada preferred stock and $91 million to record a liability resulting from our guarantee of Air Canada debt. We consider this liability to be a pre-petition obligation and accordingly, have classified it in liabilities subject to compromise.

        In addition, we hold the equity interest on three Airbus A330 aircraft leased to Air Canada. Our net investment in this transaction is approximately $88 million. If Air Canada rejects these leases, we most likely would incur a write-off of most or all of the transaction's value.

        Avolar. On March 22, 2002, we announced the orderly shutdown of our wholly owned subsidiary Avolar, which was formed in early 2001 to operate and sell fractional ownership interests in premium business aircraft. In connection with Avolar's closing, we recorded a special charge of $82 million in the first quarter of 2002 which included aircraft deposits and termination fees ($55 million), operating related expenses ($18 million), severance related costs ($7 million) and other costs ($2 million).

Reconciliation of Accruals

        Special charges recorded in 2001, 2002 and 2003, resulted in the creation of additional liabilities for reduction in force and early termination fees. Following is a reconciliation of these liabilities as of September 30, 2003:

	Reduction in force	Early termination fees
Balance at December 31, 2002	$ 67	$ 162
Accruals	-	-
Payments	(26)	-
Balance at March 31, 2003	$ 41	$ 162
Accruals	39	-
Payments	(32)	-
Balance at June 30, 2003	$ 48	$ 162
Accruals	20	-
Payments	(25)	-
Balance at September 30, 2003	$ 43	$ 162

Government Compensation

        On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act ("Wartime Act") was signed into law. The legislation includes approximately $3 billion of direct compensation for U.S. airlines. Of the total, $2.4 billion compensates air carriers for lost revenues and costs related to aviation security (including $100 million for reinforcing cockpit doors); passenger and air carrier security fees were suspended from June 1 through September 30, 2003; and government-provided war-risk insurance was extended for one year to August 2004.

        In addition, the Wartime Act requires that the total compensation of the two most highly compensated executives of certain airlines (including United) be limited, during the period between April 1, 2003 and April 1, 2004, to the salary they were paid in 2002. We have executed a contract with the government agreeing to comply with these limits. Any violation of this provision will require us to repay the government the amount of compensation we received for airline security fees described above. We do not anticipate any difficulties in complying with this provision and believe the likelihood of repaying the government is remote.  In May 2003, we received approximately $300 million in compensation under the Wartime Act and in September 2003, we received an additional $14 million for cockpit door reinforcement.

        As part of the Air Transportation Safety and System Stabilization Act of 2001 enacted in response to the events of September 11, 2001, the federal government made $5.0 billion in compensation available to the airline industry. In the first nine months of 2002, we received $130 million (considered non-operating income) under this legislation.

Contingencies and Commitments

         UAL has certain contingencies resulting from litigation and claims (including environmental issues) encountered in the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which we are subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company's consolidated financial position or results of operations.

         At September 30, 2003, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments. Since September 11, 2001, we have reached agreements with the aircraft manufacturers enabling us to delay delivery of future orders. Since resetting our fleet plan is critical to our overall restructuring, we continue to hold discussions regarding these deliveries. Our current commitments would require the payment of an estimated $0.1 billion during the remainder of 2003 (all for non-aircraft capital acquisitions), $0.4 billion in each of 2005 and 2006, and $0.7 billion in 2007 and thereafter for the purchase of A319, A320 and B777 aircraft. It is likely that the amount and timing of these obligations will change as a result of our negotiations with aircraft manufacturers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Chapter 11 Reorganization

        Bankruptcy Proceedings. On December 9, 2002, UAL, United and 26 of its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code. For further details regarding the Chapter 11 Cases, see "Voluntary Reorganization Under Chapter 11" in the Notes to Consolidated Financial Statements.

        With the exception of our non-filing subsidiaries, we continue to operate our businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court. All vendors are being paid for all goods furnished and services provided after the Petition Date in the ordinary course of business. However, under Section 362 of the Bankruptcy Code, actions to collect most of our pre-petition liabilities are automatically stayed. Most of these pre-petition liabilities will be settled under a plan of reorganization to be approved by the Bankruptcy Court. A pre-petition liability that requires different treatment under Section 1110 of the Bankruptcy Code relates to certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract. For further information on Section 1110 and its impact on the Company, see "Voluntary Reorganization Under Chapter 11" in the Notes to Consolidated Financial Statements.

        To successfully exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a plan of reorganization. A plan of reorganization would, among other things, resolve our pre-petition obligations, set forth our revised capital structure and establish our corporate governance subsequent to exit from bankruptcy. We currently anticipate that we will seek financing at exit to repay our DIP Financing and create a stable capital structure for the Company going forward. Exit financing would be part of our plan of reorganization. The decision as to when we will file a plan of reorganization depends on the timing and outcome of numerous ongoing matters in the Chapter 11 process. We expect to file a plan of reorganization that provides for UAL's emergence from bankruptcy, but there can be no assurance that the Bankruptcy Court will confirm a plan of reorganization or that the plan will be implemented successfully.

        At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on our business or when UAL may emerge from Chapter 11.  Our future results depend on the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the plan as well.  At this time we can make no prediction concerning how each of these claims will be valued in the bankruptcy proceedings. We believe that UAL's equity securities have little or no value and it is highly likely that the equity in UAL will be canceled under any plan of reorganization that we propose. For this reason, we urge that caution be exercised with respect to existing and future claims or investments in any UAL security.

        Other Restructuring Issues - Pensions. The combination of 45-year low interest rates, poor stock market performance and pension benefit improvements have caused many U.S. pension funds, including ours, to become underfunded. This situation is exacerbated because government funding requirements obligate us to pay, on a going-forward basis, a special funding surcharge, referred to as a "deficit reduction contribution" ("DRC"), that is imposed when a pension plan's funding status drops below 90%. This would require us to make significant accelerated contributions to our pension plans. As described below in "Liquidity and Capital Resources," we currently estimate that we could be required to contribute approximately $4.8 billion to the defined benefit pension plan trusts by the end of 2008. As part of our bankruptcy reorganization, we must address the underfunded status of United's U.S. pension plans. We are working in several areas to address this issue. On October 10, 2003, we filed with the IRS multiple applications for pension funding waivers for all of our U.S. defined benefit pension plans. The waiver applications must be approved by the IRS and such approval, if any, is expected to take six to eight months. If approved, the waivers would allow us to reschedule the required contributions over a five-year period.

        In addition, we continue to work closely with other airlines, airline unions and the AFL-CIO in support of a pension reform proposal that would allow companies affected by the DRC requirements to defer certain accelerated pension funding contributions and smooth out minimum funding requirements over a longer period of time than provided by the current law. We are also advocating for legislation (already approved by the U.S. House of Representatives) that would re-set the interest rates that are used to determine corporate funding requirements for pension obligations.

        We are also actively exploring additional options that could ease the temporary cash flow requirements caused by accelerated pension contributions under the current laws and regulations. Our ultimate goal is to ensure United's financial stability as we exit from bankruptcy. In the event that these steps are not successful or are insufficient to address the funding issues in planning for exit from bankruptcy, we may need to take additional measures designed to help stabilize United's financial condition.

Results of Operations

        Summary of Results. The air travel business is subject to seasonal fluctuations. United's operations are often adversely affected by winter weather and our first- and fourth-quarter results normally reflect reduced travel demand. Historically, operating results are better in the second and third quarters.

       For the past two years, we have experienced greater fluctuations in unit revenue than the rest of the industry. Immediately following the September 11 terrorist attacks, United had a more significant decline in unit revenue than the industry overall. In early 2002, our year-over-year unit revenues began improving each month, rising from a 14% decline in January to a 4% decline in May, improving United's position relative to the industry. However, these gains stalled during 2002's third and fourth quarters as demand continued to be weak and yields declined. As is typical with a company in bankruptcy, we experienced under-performance in revenues following the Chapter 11 filings in December of 2002. This under-performance accelerated in the first quarter of 2003. Overall weak economic conditions, the outbreak of war in Iraq and aggressive fare competition with low-cost competitors contributed to a 9% drop in passenger unit revenue in the first quarter of 2003 as compared to the same period of 2002.

        During the second quarter of 2003, our revenues were hurt by the outbreak of Severe Acute Respiratory Syndrome, as well as the continued weak economic conditions, the ongoing war in Iraq, lingering customer concerns about our financial stability and continued aggressive fare competition with low-cost competitors. Therefore, we reduced our April schedule by 8% and our May schedule by another 4%, compared to what we had previously planned, with reductions concentrated in the Pacific and Atlantic regions. Simultaneously, we instituted a number of pricing and inventory actions to maximize yield in this environment of reduced capacity. Additionally, to improve our value to our core market of business customers, we began promotions such as "Fly Three, Fly Free" in which passengers who buy three tickets get a fourth ticket free (with the exception of applicable taxes and fees). As a result of these actions, we began to see positive trends in May and June, and passenger unit revenues went from a 17% year-over-year decline in April to a modest year-over-year improvement in June. Overall, we experienced a 4% decrease in passenger unit revenue in the second quarter of 2003 versus the same period of 2002. By comparison, unit revenue for the industry was flat quarter over quarter.

        As we approached the third quarter of 2003, it became evident that summer demand would be strong and industry capacity would fall short of this demand. To capitalize on this situation, we took additional actions to ensure we would capture a revenue premium commensurate with our superior product and service levels. We have also reviewed and restructured many of our business fares to increase revenue by stimulating traffic and we continued our aggressive marketing campaign to re-engage customers by introducing additional promotions such as "Go, Go, Stay" for leisure customers. As a result, passenger unit revenues increased by as much as 15% in August of 2003, with a year-over-year increase of 12% for the third quarter. This compares to an industry average increase of 7% year-over-year.

        UAL had operating earnings of $19 million in the third quarter of 2003, compared to an operating loss of $(646) million in the third quarter of 2002. UAL's net loss in the third quarter of 2003 was $(367) million ($(3.47) per share), compared to $(889) million in the same period of 2002 ($(15.57) per share). In the third quarter of 2002, we recorded a valuation allowance of $418 million against our net deferred tax asset. As a result, for 2003, UAL has a zero percent effective tax rate; comparative amounts for 2002 are shown net of tax.

        During the third quarter of 2003, we began recording revenues and expenses related to certain United Express carriers at gross, rather than net. See "United Express" in the Notes to Consolidated Financial Statements.

        The third quarter 2003 results include $234 million in reorganization items recorded in connection with our bankruptcy proceedings, $26 million for aircraft impairment charges in operating expense and $25 million for aircraft write-downs in non-operating expense. The third quarter 2002 results include $50 million from the Air Transportation Safety and System Stabilization Act of 2001. See "Special Charges" in the Notes to Consolidated Financial Statements.

        In the first nine months of 2003, UAL's loss from operations was $(1.2) billion, compared to $(1.8) billion in the first nine months of 2002. UAL's net loss in the first nine months of 2003 was $(2.3) billion ($(23.28) per share), compared to $(1.7) billion ($(30.96) per share) in the same period of 2002. The 2002 net loss benefited from an income tax credit of $326 million.

        In addition to the items described above for the third quarter, the 2003 loss includes a $152 million curtailment charge in operating expense and $137 million in non-operating special charges related to our investment in Air Canada and an additional $646 million in reorganization items. The 2002 loss includes a charge of $82 million for costs incurred in connection with the closing of our Avolar subsidiary. See "Special Charges" in the Notes to Consolidated Financial Statements. In addition, the 2002 loss includes a gain of $46 million on the sale of our remaining investment in Cendant Corporation.

        Additionally, we received $300 million in direct government compensation under the 2003 Emergency Wartime Supplemental Appropriations Act in the second quarter of 2003 and $80 million under the Air Transportation Safety and System Stabilization Act of 2001 in the second quarter of 2002.

        Specific factors affecting our consolidated operations for the third quarter and first nine months of 2003 are described below.

        Third Quarter 2003 Compared with Third Quarter 2002.  Operating revenues increased $80 million (2%) and United's revenue per available seat mile (unit revenue) excluding regional affiliates increased 9% to 9.95 cents. To balance marketplace demand levels, we pulled down our schedule and reduced available seat miles by 12% from 2002. In spite of these lower capacity levels, passenger revenues decreased only 1% ($31 million) as we achieved a record load factor of 80.2% and increased yield by 5% to 10.90 cents. The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(10%)	(3%)	7%
Pacific	(19%)	(13%)	1%
Atlantic	(11%)	(8%)	1%
Latin America	(13%)	(1%)	(1%)
System	(12%)	(6%)	5%

        Cargo revenues decreased $21 million (13%) due to a 23% decrease in cargo ton miles, despite a 13% increase in yield. Other operating revenues decreased $118 million (28%) primarily as the result of an $89 million decrease in fuel sales to third parties.

        Operating expenses decreased $585 million (13%) and United's cost per available seat mile (unit cost) excluding regional affiliates decreased 9%, from 10.90 cents to 9.88 cents. Salaries and related costs decreased $630 million (34%) primarily as a result of new labor agreements for all employee groups. In addition to lower salary and benefit levels, these changes enabled us to improve productivity (as measured by available seat miles per employee) by 13% and thus reduce personnel through retirements, attrition and furloughs. Aircraft fuel decreased $18 million (3%) as a 14% decline in consumption was offset by a 13% increase in the average cost of fuel from 80.2 cents to 90.4 cents a gallon. Purchased services decreased $45 million (12%) primarily as a result of volume-driven decreases in GDS (global distribution systems) and credit card discount fees. Similarly, commissions also decreased $17 million (17%) on lower commissionable revenues. Aircraft rent decreased $61 million (29%) due to the restructuring of aircraft financings as part of the Section 1110 process in bankruptcy. Depreciation and amortization increased $22 million (9%) due to a $45 million loss on the sale of a B747 aircraft, which was partially offset by decreases resulting from restructured aircraft financings related to our bankruptcy filings. Cost of sales decreased $104 million (34%) primarily due to lower fuel sales to third parties. Aircraft maintenance increased $36 million (27%) due to increases in purchased maintenance, including outsourcing and maintenance materials. Other expenses decreased $89 million (22%) due to decreases in crew layover expenses, as well as volume-driven food and beverage costs.

        Other non-operating expense amounted to $127 million in the third quarter of 2003, compared to $139 million in the third quarter of 2002, excluding non-operating special charges, reorganization items and government compensation. Interest expense decreased $52 million (33%) as we have discontinued recording interest expense on all unsecured pre-petition debt. Interest income decreased $10 million (72%) due to lower investment balances and decreased interest rates. Miscellaneous, net increased $27 million primarily as a result of increased financing fees associated with the DIP Financing.

        Nine Months 2003 Compared with Nine Months 2002.  Operating revenues decreased $709 million (7%) and United's revenue per available seat mile (unit revenue) excluding regional affiliates increased slightly to 9.46 cents. Passenger revenues decreased $806 million (9%) due to a 6% decrease in revenue passenger miles and a 3% decrease in yield to 10.55 cents. United's available seat miles across the system decreased 9% over the first nine months of 2002; however, passenger load factor increased 2.2 points to 76.3%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(6%)	-%	(6%)
Pacific	(15%)	(20%)	(2%)
Atlantic	(10%)	(9%)	(2%)
Latin America	(15%)	(6%)	(10%)
System	(9%)	(6%)	(3%)

        Cargo revenues decreased $11 million (2%) due to a 14% decrease in cargo ton miles, partially offset by a 13% increase in yield. Other operating revenues decreased $142 million (11%) primarily due to decreases in maintenance sales and earnings at our ULS subsidiary and a $47 million decrease in fuel sales to third parties.

        Operating expenses decreased $1.3 billion (11%) and United's cost per available seat mile (unit cost) excluding regional affiliates decreased 4%, from 11.20 cents to 10.75 cents. Salaries and related costs decreased $1.2 billion (24%) primarily as a result of new labor agreements for all employee groups, as well as decreases in personnel as a result of furloughs. The 2003 amount also includes a one-time benefit of $102 million for the reversal of a contractual payment to certain employees and changes in vacation accruals as a result of new lower pay rates for all union groups that were part of contract renegotiations. Aircraft fuel increased $141 million (10%), as an 11% decrease in consumption was more than offset by a 24% increase in the average cost of fuel from 75.4 cents to 93.6 cents a gallon. Aircraft rent decreased $144 million (23%) due to the restructuring of aircraft financings as part of the Section 1110 process in bankruptcy. Depreciation and amortization increased $44 million (6%) due to an $86 million loss on the sale of two B747 aircraft, which was offset by decreases to amortization expense for airport slots that were fully amortized in June 2002 and decreases to provisioning for obsolescence on expendables. Cost of sales decreased $64 million (7%) primarily due to lower fuel sales to third parties. Aircraft maintenance decreased $29 million (7%) due to decreases in engine and aircraft repair volumes as a result of reduced flying. Commissions decreased $114 million (35%) primarily as a result of our discontinuing the payment of base commissions on all tickets issued in the U.S. and Canada effective March 20, 2002, as well as a decrease in commissionable revenues. Other expenses decreased $203 million (18%) due to decreases in crew layover expenses, as well as volume-driven food and beverage costs.

        Other non-operating expense amounted to $364 million in the first nine months of 2003, compared to $395 million in the first nine months of 2002, excluding reorganization items, non-operating special charges, government compensation and the gain on sale of our investment in Cendant. Interest expense decreased $83 million (19%) as we have discontinued recording interest expense on all unsecured pre-petition debt. Interest capitalized decreased $20 million (91%) as a result of lower advance payments on the acquisition of aircraft. Included in interest income was $41 million in interest income on IRS tax refunds received in the second quarter of 2003. Excluding the interest income on the refunds, interest income decreased $37 million (74%) due to lower investment balances and decreased interest rates. Miscellaneous, net increased $37 million primarily as a result of increased financing fees associated with the DIP Financing.

Liquidity and Capital Resources

        UAL's total of cash, cash equivalents and short-term investments, including restricted cash, was $2.4 billion at September 30, 2003, compared to $1.9 billion at December 31, 2002.

        Property additions, including aircraft and aircraft spare parts, amounted to $86 million. In the first nine months of 2003, we acquired one B757 aircraft off lease, sold two B747 aircraft and rejected one B757, four B777, one A320, five B747 and nine B737 aircraft under Section 1110 of the Bankruptcy Code. In addition, six B767 aircraft were transferred to non-operating status.

        Financing activities included principal payments under debt and capital lease obligations of $210 million and $86 million, respectively. These amounts represent payments made under Section 1110 elections for liabilities subject to compromise. During the first quarter of 2003, we drew down $92 million in cash under the DIP Financing.

        During the second quarter of 2003, we sold one B747 aircraft for net proceeds of $54 million. The proceeds were used to repay the DIP Financing, enabling us to draw down another $31 million under the DIP Financing and issue $2 million in letters of credit. During the third quarter of 2003, we sold an additional B747 aircraft for net proceeds of $51 million, enabling us to further pay down the DIP Financing.

        In April 2003, we received $365 million from the Internal Revenue Service after resolving certain income tax refund claims.

        The Emergency Wartime Supplemental Appropriations Act of 2003 ("Wartime Act") was enacted in April 2003 and included approximately $3 billion of financial aid for U.S. air carriers, including United. (See "Government Compensation" in the Notes to Consolidated Financial Statements.) In May 2003, we received $300 million in compensation under the Wartime Act. In September 2003, we received an additional $14 million related to cockpit door reinforcement.

        Including the government compensation and tax refunds, we had cash flow from operations of $936 million for the first nine months of 2003. Excluding these amounts, our cash flow from operations was $271 million, an improvement of nearly $1 billion as compared to the first nine months of 2002.

        As of September 30, 2003, we had $646 million in restricted cash. The cash largely represents security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process our sales. Prior to 2002, we met many of these obligations through surety bonds or a secured letter of credit facility; however, such facilities are more difficult to access and have become largely unavailable to us. As a result, we may be required to post additional cash collateral to support such obligations in the future.

        We did not make any cash contributions to our defined benefit pension plan trusts for U.S. based employees in 2001, 2002 or in the first three quarters of 2003. In lieu of making cash contributions, we utilized a portion of our credit balance (the cumulative difference between the prior year's minimum required contributions and actual contributions) to meet the minimum required contribution. On October 10, 2003, we filed with the IRS multiple applications for pension funding waivers for all of United's U.S. defined benefit pension plans, which would allow us to reschedule our contributions. See "Other Restructuring Issues - Pensions."

        We have a remaining credit balance that is available to be used in the latter part of 2003; however, once the credit balance is fully utilized, in the absence of any additional pension funding relief, substantial contributions will be required. We estimate, based on current market conditions and benefit plans, that we could be required to contribute approximately $4.8 billion to our domestic defined benefit pension plan trusts by the end of 2008. This is higher than previous estimates primarily due to updated demographic studies and changed assumptions concerning the long-term interest rate forecast. However, future funding requirements depend upon factors such as interest rates, funded status, regulatory requirements and the level and timing of asset returns compared to those of expected benefit disbursements. Significant future changes to the Company's demographic mix or pension plans could also impact future funding requirements. As a result, actual future contributions may differ materially.

        At September 30, 2003, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments. Of this amount, an estimated $0.1 billion is expected to be spent during the remainder of 2003. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

Labor Agreements

        In March and April 2003, United employees represented by various unions ratified tentative agreements between the Company and their unions to modify existing collective bargaining agreements ("CBAs"). All of these agreements became effective on May 1, 2003 and are six years in duration. When combined with expected average annual savings of approximately $300 million in salaried and management costs (achieved through wage and staffing reductions as well as benefit changes), these agreements are expected to reduce our average annual costs by approximately $2.5 billion per year versus the previous contracts (based on the size of the airline at the time of the negotiations). In addition to reductions in pay, all of the contracts allow for improving productivity (through changes to work rules) and for changes in employees' medical plans, including increases to co-payments. These changes, combined with overall headcount reductions, enabled us to reduce salaries and related costs by $630 million (34%) and improve productivity by 13% in the third quarter of 2003 as compared to third quarter 2002.

        Other work-group specific changes are described below:

        On April 11, 2003, the Air Line Pilots Association, International ("ALPA") ratified a previously announced tentative agreement on a restructured CBA. The new CBA reduces pay and benefits and, through work-rule changes, improves productivity by an average of approximately $1.1 billion per year versus the previous contract. As part of these changes, pilots' retirement benefits have been reduced through a decrease in the Company's contribution to the pilots' defined contribution plan and a reduction in the benefit formula for their defined benefit plan. The agreement also provides for significantly enhanced flexibility with respect to regional jets and code share arrangements. In addition, the agreement provides for ALPA to retain a seat on UAL's Board of Directors for the duration of the new CBA.

        On April 29, 2003, United flight attendants ratified a tentative agreement between the Company and the Association of Flight Attendants ("AFA") on a restructured CBA, which is expected to reduce our average annual costs by approximately $300 million versus the previous CBA. As part of these changes, future retirement benefits for flight attendants have been reduced through changes in the AFA pension plan.

         On April 29, 2003, United employees represented by the International Association of Machinists and Aerospace Workers ("IAM") District Lodge 141 ratified an agreement between the Company and the IAM on four restructured CBAs as well as on a restructured CBA for employees of our subsidiary Mileage Plus, Inc. The agreements reduce average annual costs by approximately $450 million versus the previous CBAs. On April 29, 2003, employees represented by IAM District Lodge 141M ratified agreements between the Company and the IAM on three restructured CBAs. The agreements will reduce average annual costs by approximately $350 million versus the previous CBAs. These agreements also provide UAL increased flexibility to outsource and provides for the IAM to retain a seat on UAL's Board of Directors for the duration of the new CBA. In July 2003, the National Mediation Board announced that United's mechanics and related employees, who were previously represented by the IAM, had voted to change their union representation to the Aircraft Mechanics Fraternal Association. This change in representation will not affect the terms or duration of the CBA agreement ratified in April.

        On April 11, 2003, United's dispatchers represented by the Professional Airline Flight Control Association ("PAFCA") ratified a tentative agreement between PAFCA and the Company on a restructured CBA, which is expected to reduce average annual costs by approximately $4 million versus the previous CBA. The restructured CBA also transfers dispatchers to the management, administrative and public contact pension plan. On March 23, 2003, United meteorologists represented by the Transport Workers Union ("TWU") ratified a tentative agreement between TWU and the Company on a restructured CBA which is expected to reduce average annual costs by approximately $1 million versus the previous CBA.

        In addition, all of the agreements provide for various common features. These include a Company-wide success-sharing program that provides the opportunity for payouts tied to our level of profitability and performance. The agreements also provide us with an opportunity to introduce a low-cost operation. As a result, we are developing plans to roll out a low-cost operation ("LCO") with an initial first-year fleet size of approximately 40 aircraft (all redeployed from United's current fleet) serving key leisure markets. In September 2003, we announced that that LCO would launch, serving seven cities, from Denver in February 2004.

        We also agreed to include in our plan of reorganization provisions for each relevant employee group to receive a distribution of the equity, securities or other consideration provided to the general unsecured creditors. In addition, in all of our employee contracts we have agreed that any plan of reorganization we propose or support will provide the relevant employee group with a distribution of the above-described equity, securities or other consideration (as compared to the total distribution provided to all employee groups) that matches the proportion of each employee groups' contribution to total employee cost reductions.

Facilities

        At September 30, 2003, there were approximately $1.7 billion in special facilities revenue bonds ("municipal bonds") outstanding that were issued on behalf of United to build or improve airport-related facilities. The Company leases facilities at airports pursuant to lease agreements where municipal bonds funded at least some of the airport-related projects. In connection with the financing agreements entered into by United with the issuance of these bonds, we are required to make payments in amounts sufficient to cover the interest semi-annually, with principal payable upon maturity.

         Under the Bankruptcy Code, we are not permitted to make payments on unsecured pre-petition debt without first notifying our creditors and receiving the approval of the Bankruptcy Court. Since we have been advised that our municipal bonds may be unsecured (or in certain instances, partially secured) pre-petition debt, we cannot make payments on these bonds without first meeting the requirements outlined above. For this reason, we have classified all of the municipal bonds on our balance sheet as liabilities subject to compromise.

         Section 365 of the Bankruptcy Code requires that we meet all of our post-petition obligations for unexpired leases of non-residential real property in a timely manner. We believe that we are in compliance with all payment obligations under our lease agreements relating to airports where we have not rejected our lease and have municipal bonds outstanding. However, we have not made and do not intend to make debt service payments or any other payment on account of any of the municipal bonds issued on behalf of the Company relating to domestic airport financings. As a result, under certain of our airport lease agreements, we may be considered in default due to non-payment of the debt and therefore subject to the default provisions of our lease agreements with the airports. Possible consequences could include loss of our status as a signatory airline (resulting in increased rents and landing fees) and loss of our exclusive space agreements.

        We have taken a number of steps to reduce the risks associated with non-payment on the municipal bonds. On September 18, 2003, we filed a complaint for declaratory judgment for all seven municipal bond issues relating to our facilities at the Chicago O'Hare International Airport ("O'Hare"), seeking, among other things, a declaration that a certain cross-default provision in the O'Hare airport lease is unenforceable. At this time, the City of Chicago has not answered the complaint.

        Previously, we filed four complaints for declaratory judgment and corresponding motions for temporary restraining order concerning municipal bonds issued for facilities at the Denver International Airport, the New York City - John F. Kennedy International Airport, the San Francisco International Airport, and the Los Angeles International Airport. In each case, we are seeking clarification of our obligations under the applicable municipal bonds, and the protection of our rights concerning related airport lease agreements at the applicable airport until the Bankruptcy Court decides the merits of the complaints.

        Subsequently, the Bankruptcy Court entered an order that requires each of the defendants in these actions to give us a 15-day notice and cure period before taking any action to terminate any of our rights concerning these airport leases until such time as the Bankruptcy Court enters final orders on United's declaratory judgment actions. The Bankruptcy Court has conducted a hearing on motions for summary judgment filed by various parties.

         Pending the Bankruptcy Court's ruling, we are unable to predict what, if any, action might be taken in the future by either the bondholders or the airport authorities as a result of UAL's failure to pay these obligations as contractually required. However, we believe that the Bankruptcy Court's orders substantially reduce the risk of any declared default by providing us an opportunity to make required payments and preserve our rights under the leases.

United Express Contracts

        During the third quarter of 2003, we reached agreements with several of our United Express carriers, including SkyWest, Air Wisconsin and Mesa Air Group, to operate select portions of our United Express service.

        We have been unsuccessful, however, in reaching a similar agreement with Atlantic Coast Airlines, Inc. ("ACA"), currently United's largest United Express carrier. Although our existing agreement with ACA is effective until 2010, ACA announced on July 28, 2003, that it anticipates that its relationship with United will end, and that it intends to establish a new, independent low-fare airline based at Washington Dulles International Airport.

        Despite our efforts to negotiate a competitive agreement with ACA, we have been unable to do so. As a result, we are exploring alternatives to replace the service currently provided by ACA. Failure to reach a cost-competitive agreement with ACA or another carrier in a timely manner could have an adverse impact on our future financial results.

Subsequent Events

        On September 22, 2003, IAC/InterActive Corp announced it had entered into an agreement to acquire Hotwire, a leading discount travel web site. We currently own approximately 14% of Hotwire through a combination of stocks and warrants. If the transaction closes in the fourth quarter of 2003, we expect to receive cash proceeds of approximately $85 million, resulting in a gain of approximately $80 million. On October 24, 2003, the Bankruptcy Court approved the sale of our investment in Hotwire.

        We also own approximately 26% of Orbitz, an Internet travel web site. Orbitz has filed with the SEC for an initial public offering ("IPO") of its stock which is expected to occur sometime in the fourth quarter of 2003. We are seeking Bankruptcy Court approval to sell a portion of our interest in Orbitz in conjunction with the IPO. Should the deal be approved, we expect to use the estimated gross profits of $26 million to $52 million to repay part of our DIP Financing.

        On October 27, 2003, we entered into a jet fuel supply agreement with Morgan Stanley Capital Group Inc. that provides for the supply to the Company of jet fuel and the maintenance of jet fuel inventories at specified airport locations. We expect that consummation of the transactions contemplated in the jet fuel supply agreement will enable us to reduce our working capital requirements by approximately $230 million from winter peak requirements. This agreement was approved by the Bankruptcy Court.

Outlook

        Booked load factor for the balance of the year is running ahead of last year with Atlantic and Latin America particularly strong. Capacity is expected to be down 8% compared to the fourth quarter of 2002. Fuel costs are expected to be 0.92 cents per gallon for the fourth quarter, up 6% over last year.

        Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks and uncertainties relating to our operations and business environments that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Factors that could significantly affect expenses, unit costs, load factor, capacity, working capital, and fuel costs include, without limitation, the following: our ability to continue as a going concern; our ability to operate pursuant to the terms of the DIP Financing; our ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by us from time to time; our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 process; risks associated with third parties seeking and obtaining court approval to terminate or shorten our exclusive period to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the potential adverse impact of the Chapter 11 filings on our liquidity or results of operations; the costs and availability of financing; our ability to execute our business plan; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions; the effects of any hostilities or act of war or any terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs of aviation fuel; the costs associated with security measures and practices; competitive pressures on pricing (particularly from lower-cost competitors); government legislation and regulation; and other risks and uncertainties set forth from time to time in UAL's reports to the United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        For information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in UAL's Annual Report on Form 10-K for the year 2002.

Interest Rate Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Interest rate swap	$ 130	7.56%	$ (29)

*Estimated fair values represent the amount United would pay/receive on September 30, 2003 to terminate the contracts.

Item 4.  Controls and Procedures

         An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the third quarter of 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

            A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

(b)        Form 8-K dated June 10, 2003 announcing the eventual likely cancellation of UAL equity securities.

            Form 8-K dated June 27, 2003 attaching the Company's Monthly Operating Report for the period May 1, 2003 through May 31,
            2003.

            Form 8-K/A dated July 1, 2003 amending June 27, 2003 Form 8-K.

            Form 8-K dated July 3, 2003 announcing the termination of the Company's Employee Stock Option Plan.

            Form 8-K dated August 4, 2003 attaching the Company's Monthly Operating Report for the period June 1, 2003 through June 30,
            2003.

            Form 8-K dated August 4, 2003 attaching the Company's quarterly earnings release.

            Form 8-K dated August 25, 2003 attaching the Company's Monthly Operating Report for the period July 1, 2003 through July 31,
            2003.

            Form 8-K dated September 24, 2003 attaching the Company's Monthly Operating Report for the period August 1, 2003 through
            August 31, 2003.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the quarter ended September 30, 2003 to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of October, 2003.

UAL CORPORATION

By: /s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial and
accounting officer)

Exhibit Index

Exhibit No.	Description
10.1	Summary Description of Compensation and Benefits for Directors
10.2	UAL Corporation Retention and Recognition Bonus Plan
10.3	UAL Corporation Executive Severance Policy
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)