Form 10-Q
period 2004-06-30
UAL CORP /DE/
filed 2004-08-02
CIK 100517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 27, 2004
Common Stock ($0.01 par value)	116,220,959

UAL Corporation and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	June 30	December 31
Assets	2004	2003

Current assets:
Cash and cash equivalents	$ 1,377	$ 1,640
Restricted cash	838	679
Short-term investments	11	78
Receivables, net	1,171	929
Inventories, net	222	264
Deferred income taxes	39	22
Prepaid expenses and other	431	412
	4,089	4,024

Operating property and equipment:
Owned	17,906	18,005
Accumulated depreciation and amortization	(5,398)	(5,132)
	12,508	12,873

Capital leases	2,720	2,720
Accumulated amortization	(605)	(555)
	2,115	2,165
	14,623	15,038

Other assets:
Investments	50	53
Intangibles, net	402	406
Pension assets	904	904
Aircraft lease deposits	481	679
Prepaid rent	160	158
Other, net	856	717
	2,853	2,917

	$21,565	$21,979

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	June 30	December 31
Liabilities and Stockholders' Equity	2004	2003

Current liabilities:
Current portions of long-term debt and
capital lease obligations	$ 460	$ 689
Advance ticket sales	1,851	1,330
Accrued salaries, wages and benefits	1,928	2,299
Accounts payable	572	501
Other	1,429	1,293
	6,240	6,112

Long-term debt	172	-

Long-term obligations under capital leases	154	163

Other liabilities and deferred credits:
Deferred pension liability	4,988	4,747
Postretirement benefit liability	1,999	1,924
Deferred income taxes	302	285
Other	681	700
	7,970	7,656

Liabilities subject to compromise	13,653	13,964
Commitments and contingent liabilities (See note)

Stockholders' equity:
Preferred stock	-	-
Common stock at par	1	1
Additional capital invested	5,064	5,066
Retained deficit	(6,931)	(6,225)
Accumulated other comprehensive loss	(3,290)	(3,288)
Treasury stock	(1,468)	(1,469)
Other	-	(1)
	(6,624)	(5,916)

	$21,565	$21,979

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Statements of Consolidated Operations (Unaudited)
(In Millions, Except Per Share)

	Three Months Ended
	June 30
	2004	2003
Operating revenues:
Passenger - United Airlines	$ 3,242	$ 2,625
Passenger - Regional Affiliates	358	-
Cargo	167	154
Other	274	330
	4,041	3,109
Operating expenses:
Salaries and related costs	1,208	1,399
Aircraft fuel	693	452
Purchased services	370	308
Aircraft rent	134	137
Landing fees and other rent	242	236
Depreciation and amortization	218	275
Regional affiliates	456	-
Cost of sales	145	252
Aircraft maintenance	193	115
Commissions	81	64
Other	294	302
	4,034	3,540

Earnings (loss) from operations	7	(431)

Other income (expense):
Interest expense	(117)	(144)
Interest capitalized	1	1
Interest income	5	45
Equity in losses of affiliates	1	(5)
Government assistance	-	300
Reorganization items, net	(144)	(397)
Miscellaneous, net	-	8
	(254)	(192)

Loss before income taxes	(247)	(623)
Credit for income taxes	-	-
Net loss	$ (247)	$ (623)

Net loss per share, basic	$ (2.25)	$ (6.26)

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Statements of Consolidated Operations (Unaudited)
(In Millions, Except Per Share)

	Six Months Ended
	June 30
	2004	2003
Operating revenues:
Passenger - United Airlines	$ 6,175	$ 5,173
Passenger - Regional Affiliates	651	-
Cargo	315	318
Other	632	802
	7,773	6,293
Operating expenses:
Salaries and related costs	2,457	2,935
Aircraft fuel	1,296	1,023
Purchased services	722	642
Aircraft rent	271	337
Landing fees and other rent	473	476
Depreciation and amortization	448	509
Regional affiliates	830	-
Cost of sales	341	625
Aircraft maintenance	378	232
Commissions	162	129
Other	599	629
	7,977	7,537

Loss from operations	(204)	(1,244)

Other income (expense):
Interest expense	(237)	(286)
Interest capitalized	1	2
Interest income	15	50
Equity in losses of affiliates	(2)	(5)
Non-operating special charges	-	(137)
Government assistance	-	300
Reorganization items, net	(274)	(646)
Miscellaneous, net	(5)	1
	(502)	(721)

Loss before income taxes	(706)	(1,965)
Credit for income taxes	-	-
Net loss	$ (706)	$(1,965)

Net loss per share, basic	$ (6.42)	$(20.22)

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

	Six Months
	Ended June 30
	2004	2003
Cash and cash equivalents at beginning
of period, excluding restricted cash	$ 1,640	$ 886

Cash flows from operating activities	438	650

Cash flows from reorganization activities:
Reorganization items, net	(274)	(646)
Transfer of Company lease certificates	-	215
Increase in liabilities	196	280
Loss on distribution of property	-	68
	(78)	(83)

Cash flows from investing activities:
Additions to property and equipment	(150)	(56)
Proceeds on disposition of property and
equipment	13	67
Proceeds on sale of investments	-	15
Increase in restricted cash	(159)	(106)
Decrease in short-term investments	67	93
Increase in deferred financing costs	(10)	(58)
Other, net	(39)	(3)
	(278)	(48)

Cash flows from financing activities:
Proceeds from DIP Financing	10	123
Repayment of DIP Financing	(241)	(59)
Repayment of long-term debt	(89)	(153)
Principal payments under capital
lease obligations	(185)	(72)
Aircraft lease deposits, net	160	-
Other, net	-	28
	(345)	(133)

Increase (decrease) in cash and cash equivalents	(263)	386

Cash and cash equivalents at end of period,
excluding restricted cash	$ 1,377	$ 1,272

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 296	$ 226

Non-cash transactions:
Increase (decrease) in long-term debt incurred in
connection with additions to other assets	$ 172	-
Net unrealized gain (loss) on investments	$ (1)	$ 4
Increase (decrease) in pension assets	$ -	$ (200)

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

Interim Financial Statements

        We prepared the consolidated financial statements shown here as required by the Securities and Exchange Commission ("SEC"). Some information and footnote disclosures normally included in financial statements that meet generally accepted accounting principles have been condensed or omitted as permitted by the SEC. We believe that the disclosures presented here are not misleading. The financial statements include all adjustments (which include only normal recurring adjustments, reorganization items and other special charges described below) that are considered necessary for a fair presentation of our financial position and operating results. Certain prior year financial statement items have been reclassified to conform to the current year's presentation. These financial statements should be read together with the information included in our most recent Annual Report on Form 10-K for the year 2003.

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

        We have negotiated with lessors and lenders to restructure existing financings to reduce aircraft ownership costs to better reflect current market rates, and we have reached agreements in principle with respect to a substantial majority of our financed aircraft. However, in light of the final decision received from the Air Transportation Stabilization Board ("ATSB") regarding our loan application and the need for further cost reductions, we are re-examining these agreements and believe it likely that we will need to renegotiate one or more of them. Although we expect to be successful with respect to any such efforts, to the extent we are unable to restructure any financings we believe are unaffordable under the modified business plan, we may face the possibility that one or more financiers may seek to repossess their aircraft. Likewise, there is no assurance that those agreements in principle which are not restructured will be successfully converted to final contracts. To the extent we are unable to finalize those agreements there can be no assurance that we will be able to reach new agreements at comparable economics or that financiers will not repossess aircraft. The repossession of a significant number of aircraft could result in a material adverse affect on our financial and operational performance.

        We have also rejected or abandoned certain surplus aircraft to adjust our fleet size and composition to more closely match market demand. In addition, as part of on-going negotiations with financiers, we have converted many long-term financing arrangements into short-term operating leases and, in several instances, re-acquired previously rejected aircraft as circumstances warranted.

        Under Section 365 of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. Our Section 365 rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on the earlier of the date of termination of our exclusive period to file a plan of reorganization (currently, August 30, 2004) or the date of the conclusion of a disclosure statement hearing in connection with a proposed plan of reorganization.

        In general, if we reject an executory contract, unexpired lease or aircraft, it is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves us of performing any future obligations but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by such deemed breach and accordingly, the counterparty may file a claim against us for such damages. As a result, liabilities subject to compromise are likely to increase in the future, as a result of damage claims created by our rejection of various aircraft, executory contracts and unexpired leases. Generally, if we assume an aircraft financing agreement, executory contract or unexpired lease we are required to cure most existing defaults under such contract or lease. We expect that the assumption of certain executory contracts and unexpired leases may convert liabilities currently shown as subject to compromise to liabilities not subject to compromise.

        To successfully exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a plan of reorganization. A plan of reorganization would, among other things, resolve our pre-petition obligations and other liabilities subject to compromise and establish our corporate governance subsequent to exit from bankruptcy. The plan of reorganization would also address the terms and conditions of exit financing as part of our revised capital structure. While there can be no assurance that we can obtain the necessary financing to exit from bankruptcy, we currently believe that UAL's presently outstanding equity securities will have no value and expect that those securities will be canceled under any new proposed plan of reorganization. For this reason, we urge that caution be exercised with respect to existing and future investments in any UAL equity security. The rights and claims of various creditors and security holders will also be determined by the plan. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, nor can we make any predictions concerning how certain claims will be valued in UAL's bankruptcy case.

        We are currently operating under an "exclusive period" which expires August 30, 2004, during which we are the only party permitted to file a plan of reorganization. The decision as to when we will file a plan of reorganization depends on the timing and outcome of numerous ongoing matters in the Chapter 11 process. We expect to file a plan of reorganization that provides for UAL's emergence from bankruptcy, but there can be no assurance that the Bankruptcy Court will confirm a plan of reorganization or that any such plan will be implemented successfully.

        DIP Financing. In connection with UAL's Chapter 11 case, the Company arranged a debtor-in-possession secured financing ("DIP Financing"). The initial DIP Financing consisted of two facilities, a $300 million facility provided by Bank One N.A. ("Bank One Facility") and a $1.2 billion facility provided by J.P. Morgan Chase Bank, Citicorp USA, Inc., Bank One, N.A., and The CIT Group/Business Credit, Inc. ("Club Facility"). As of June 30, 2004, we had $60 million in outstanding borrowings under the Bank One Facility (which was repaid on July 1, 2004) and $395 million under the Club Facility, which included $23 million in letters of credit issued under the Club Facility.

        In May 2004, we reached an agreement to modify terms of the Club Facility. The Club Facility currently consists of a revolving credit and letter of credit facility of $200 million and a term loan of $300 million, maturing on December 31, 2004. We have the option of borrowing under the Club Facility at an interest rate of the prime rate plus 4.5% or LIBOR plus 5.5% (with a LIBOR floor of 3%).

        Subsequently, we have reached agreement to modify certain terms of the existing Club Facility. The Club Facility will consist of a revolving credit and letter of credit facility of $200 million and a term loan of $800 million, which matures on June 30, 2005. The interest rates did not change from the May 2004 agreement. These amendments to our Club Facility are subject to the approval of the Bankruptcy Court which we anticipate seeking in August.

         The proposed terms of the amended Club Facility include covenants that require us to satisfy ongoing monthly financial requirements as determined by reference to EBITDAR (earnings before interest, income taxes, depreciation, amortization and aircraft rents) thresholds and that limit capital expenditures. In addition, we are required to maintain a minimum unrestricted cash balance of $600 million. The proposed terms of the amended Club Facility also contain financial covenants that do not permit us to make payments inconsistent with our business plan, unless the lenders otherwise consent based on a modified business plan. As a result, we currently do not expect to make any contributions to our pension plans before our exit from bankruptcy.

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

        SOP 90-7 requires that the financial statements separate transactions and events that are directly associated with the restructuring from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses, and provisions for losses) directly related to the reorganization and restructuring of the business are reported separately in the financial statements. The Statements of Consolidated Financial Position distinguishes pre-petition liabilities subject to compromise both from those that are not subject to compromise as well as from all post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

        In addition, as a result of UAL's Chapter 11 case, the realization of assets and the satisfaction of liabilities (without substantial adjustments and/or changes in ownership) are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 and subject to approval of the Bankruptcy Court and the terms of the applicable DIP Financing covenants, or otherwise as permitted in the ordinary course of business, we may sell or dispose of assets (including aircraft) and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, our plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

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

New Accounting Pronouncements

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") was enacted to provide a prescription drug benefit as well as a federal subsidy to sponsors of certain retiree health care benefit plans. As allowed by Financial Accounting Standards Board Staff Position No. 106-1 ("FSP 106-1"), we elected to reflect the effects of the Medicare Act on our accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost for 2003. The Medicare subsidy resulted in a decrease in the APBO of approximately $280 million but was immaterial to our 2003 financial results.

        On May 19, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2 ("FSP 106-2") which supersedes FSP 106-1 and provides specific guidance on accounting for the subsidy. The issuance of FSP 106-2 did not significantly change our original estimates of the APBO. On a pro forma basis, it decreased our annual postretirement expense by approximately $30 million.

Per Share Amounts

        Basic loss per share amounts were computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the year.

Loss Attributable to Common Stockholders	Three Months		Six Months
(in millions)	Ended June 30		Ended June 30
	2004	2003	2004	2003
Net loss	$ (247)	$ (623)	$ (706)	$ (1,965)
Preferred stock dividend requirements	(2)	(2)	(5)	(5)
Loss attributable to common stockholders	$ (249)	$ (625)	$ (711)	$ (1,970)

Shares (in millions)
Weighted average shares outstanding	110.9	99.8	110.8	97.4

Loss Per Share	$ (2.25)	$ (6.26)	$ (6.42)	$ (20.22)

        At June 30, 2004 and 2003, stock options to purchase approximately 11 million and 14 million shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share because the exercise price of the options was greater than the average market price of the common shares. At June 30, 2003, approximately 16 million shares of convertible ESOP preferred stock were not included as the result would have been antidilutive. As of June 30, 2004, all remaining shares of convertible ESOP preferred stock had been converted to common shares.

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

        If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been reported as the pro forma amounts shown below:

(In millions, except per share)	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Net loss, as reported	$ (247)	$ (623)	$ (706)	$ (1,965)
Less: Total compensation expense determined under
fair value method	(3)	(5)	(5)	(10)
	$ (250)	$ (628)	$ (711)	$ (1,975)

Net loss per share, basic
As reported	$ (2.25)	$ (6.26)	$ (6.42)	$ (20.22)
Pro forma	$ (2.27)	$ (6.31)	$ (6.46)	$ (20.32)

Income Taxes

        Beginning in the third quarter of 2002, we established a valuation allowance against our net deferred tax asset. Thus, UAL has a zero percent effective tax rate for both 2003 and 2004. As of June 30, 2004, our valuation allowance totaled $2.4 billion. Further, we have determined that it is more likely than not that our gross deferred tax assets, net of valuation allowances at June 30, 2004, will be realized through the reversals of existing deferred tax credits.

Retirement and Postretirement Plans

        In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", ("SFAS No. 132") effective for all interim periods following December 15, 2003. SFAS No. 132 revises employers' disclosures about pension plans and other postretirement benefit plans including disclosures made in interim periods. While it does not change the measurement or recognition of those plans, it requires additional interim disclosures as detailed below.

        Our net periodic benefit cost included the following components for the three months and six months ended June 30:

(In millions)	Pension Benefits		Other Benefits
	Three Months Ended June 30
	2004	2003	2004	2003
Service cost	$ 62	$ 70	$ 16	$ 21
Interest cost	197	193	42	56
Expected return on plan assets	(175)	(170)	(3)	(2)
Amortization of prior service cost
including transition obligation/(asset)	20	22	(26)	(14)
Curtailment charge	-	125	-	13
Special termination benefit	-	10	-	4
Recognized actuarial (gain)/loss	23	17	23	26
Net periodic benefit costs	$ 127	$ 267	$ 52	$ 104

(In millions)	Pension Benefits		Other Benefits
	Six Months Ended June 30
	2004	2003	2004	2003
Service cost	$ 120	$ 169	$ 27	$ 51
Interest cost	395	468	92	136
Expected return on plan assets	(355)	(412)	(5)	(5)
Amortization of prior service cost
including transition obligation/(asset)	40	53	(51)	(34)
Curtailment charge	-	125	-	13
Special termination benefit	-	10	-	4
Recognized actuarial (gain)/loss	50	42	51	62
Net periodic benefit costs	$ 250	$ 455	$ 114	$ 227

        In accordance with Section 1114 of the Bankruptcy Code, we reached agreements with the authorized representatives of our retirees to modify the medical and certain life benefits that we provide to our approximately 35,000 retired employees who retired before July 1, 2003. On June 14, 2004, the Bankruptcy Court approved the consensual modifications of retiree medical and life benefits. As a result of the modifications to retiree medical benefits, we revalued our postretirement plans as of June 1, 2004. The significant actuarial assumptions used for the revaluation of the plans were unchanged from December 31, 2003 except for the discount rate which was increased from 6.25% to 6.50%. These changes have been reflected in the above disclosures and result in a decrease to our APBO of $970 million and a reduction in expense of $110 million on an annualized basis. In addition, we expect that these agreements will deliver cash savings to the Company of more than $300 million through 2010.

        After giving consideration to temporary funding relief provided by the Pension Funding Equity Act of April 2004, our minimum required contribution to our pension plan trusts is approximately $700 million in 2004. Of this total, we contributed $17 million and $110 million, during the first and second quarters of 2004 respectively, to our plans. However, we did not make the $72 million quarterly minimum funding contribution that was due on July 15, 2004.

        The proposed terms of the amended Club Facility (for details see "DIP Financing" in the notes above) contains financial covenants that do not permit us to make payments inconsistent with our business plan, unless the lenders otherwise consent based on a modified business plan. As a result, we do not expect to make any pension contributions before our exit from bankruptcy.

Restricted Cash

        At June 30, 2004, UAL had $838 million in restricted cash, primarily representing security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process the Company's sales.

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

        At June 30, 2004, we had liabilities subject to compromise of $13.7 billion consisting of:

(In millions)
Long-term debt, including accrued interest	$ 7,406
Aircraft-related accruals and deferred gains	3,362
Capital lease obligations, including accrued interest	1,765
Accounts payable	298
Company-obligated mandatorily redeemable
preferred securities of a subsidiary trust	97
Other	725
$ 13,653

Long-term Debt

        During the second quarter of 2004, we renegotiated the financing arrangement for certain non-operating aircraft which we provide to a third party under an operating lease. As a consequence, long-term debt and other assets increased $172 million. The payment streams under the lease arrangement are included in "Other Revenues".

United Express

        United has marketing agreements under which independent regional carriers, flying under the United Express ("UAX") name, feed passengers to other United-branded flights. During the second half of 2003, we reached new or substantially revised agreements with several UAX carriers Air Wisconsin Airlines Corporation, Mesa Air Group, SkyWest Airlines and Trans States Airlines.

        Historically, we paid our UAX partner carriers on a fee-per-departure basis and included the revenues derived from them in passenger revenue, net of expenses. However, the long-term agreements with these UAX carriers change the previous fee-per-departure arrangement to a fixed rate and capital reimbursement arrangement.

        We have changed our classification of UAX revenues and expenses for UAX carriers Air Wisconsin Airlines Corporation, Mesa Air Group, SkyWest Airlines and TransStates Airlines to record revenues and expenses related to these UAX carriers at gross, rather than net. These revenues and expenses are presented as "Regional Affiliates" on the financial statements.

        On April 2, 2004, we agreed to end our UAX relationship with Atlantic Coast Airlines ("ACA") and entered into a formal transition agreement providing for an orderly transition to UAX flying and ground handling. The transition of UAX flying and ground handling began in June 2004 and will be completed in August. The revenues and expenses related to ACA continue to be included net in passenger revenues.

        Amounts included in passenger revenues (which represent only the ACA relationship in 2004, and all UAX carriers in the prior year) were:

	Net revenues (net expenses)		Net revenues (net expenses)
(In millions)	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
United Express revenues	$ 147	$ 366	$ 294	$ 672
United Express expenses	(149)	(408)	(325)	(809)
Net amount in passenger revenues	$ (2)	$ (42)	$ (31)	$ (137)

Segment Information

        We have five reportable segments that reflect the management of our business: North America, the Pacific, the Atlantic and Latin America, each of which is part of United, and UAL Loyalty Services, Inc. ("ULS"). For internal management and decision-making purposes, we have allocated expenses and revenues (as incorporated in our consolidated financial statements) to these segments as follows:

(In millions)	Three Months Ended June 30, 2004
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$ 2,615	$ 638	$ 489	$ 97	$ 202	$ -	$ -	$ 4,041
Intersegment revenue	83	21	17	3	12	3	(139)	-
Earnings (loss) before
reorganization items	$ (185)	$ 15	$ 21	$ (7)	$ 72	$ (19)	$ -	$ (103)

(In millions)	Three Months Ended June 30, 2003
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$2,040	$ 363	$ 430	$ 95	$ 179	$ 2	$ -	$ 3,109
Intersegment revenue	$ 74	$ 13	$ 16	$ 3	$ 9	$ 1	$ (116)	$ -
Earnings (loss) before
special charges,
government assistance
and reorganization items	$ (237)	$(121)	$ (20)	$ (25)	$ 33	$ (4)	$ -	$ (374)

(In millions)	Six Months Ended June 30, 2004
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$ 4,971	$ 1,245	$ 938	$ 213	$ 404	$ 2	$ -	$ 7,773
Intersegment revenue	149	38	29	6	25	4	(251)	-
Earnings (loss) before
reorganization items	$ (545)	$ (3)	$ (7)	$ (14)	$ 138	$ (1)	$ -	$ (432)

(In millions)	Six Months Ended June 30, 2003
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$ 3,984	$ 919	$ 827	$ 204	$ 353	$ 6	$ -	$ 6,293
Intersegment revenue	$ 135	$ 35	$ 29	$ 8	$ 20	$ -	$ (227)	$ -
Earnings (loss) before
special charges,
government assistance
and reorganization items	$ (924)	$(271)	$(137)	$ (71)	$ 63	$ 10	$ -	$ (1,330)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions)	2004	2003	2004	2003
Total loss for reportable segments	$ (84)	$ (370)	$ (431)	$(1,340)
Curtailment	-	(152)	-	(152)
Special charges	-	-	-	(137)
Reorganization items, net	(144)	(397)	(274)	(646)
Government assistance	-	300	-	300
Other UAL subsidiary earnings	(19)	(4)	(1)	10
Total loss before income taxes	$ (247)	$ (623)	$ (706)	$(1,965)

        United's dedicated revenue-producing assets (primarily aircraft) generally can be deployed in any of its reportable segments, while ULS has $843 million in total assets.

Other Comprehensive Income

Total comprehensive income (loss):	Three Months		Six Months
	Ended June 30		Ended June 30
(In millions)	2004	2003	2004	2003
Net loss	$ (247)	$ (623)	$ (706)	$ (1,965)
Pension liability adjustment	-	(964)	-	(964)
Unrealized gains (losses)	-	-	(1)	4
Total comprehensive loss	$ (247)	$ (1,587)	$ (707)	$ (2,925)

        See "Special Charges" note below for details regarding the pension liability adjustment.

Reorganization Items

        We recognized the following amounts for reorganization expenses in connection with our Chapter 11 filings:

	Three Months		Six Months
	Ended June 30		Ended June 30
(In millions)	2004	2003	2004	2003
Aircraft rejection charges	$ 103	$ 279	$ 224	$ 279
Transfer of lease certificates	-	-	-	215
Professional fees	49	41	83	75
Severance and employee retention	-	44	7	48
Interest income	(4)	(5)	(8)	(8)
Other	(4)	38	(32)	37
	$ 144	$ 397	$ 274	$ 646

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

         Curtailment Charge. During the second quarter of 2003, we revalued our pension and postretirement plans for certain employee groups as a result of the ratification of new labor contracts for our major employee groups and additional employee furloughs. The significant actuarial assumptions used for the revaluation of the plans were unchanged from December 31, 2002, except for the discount rate and weighted average salary scale. The revaluation of the plans resulted in special termination and curtailment charges of $152 million in the second quarter of 2003. In addition, as a direct result of the revaluation of the pension plans, stockholders' equity and pension intangible assets were reduced by approximately $964 million and $200 million, respectively. These changes to the pension and postretirement plans also reduced expenses by approximately $100 million in the second quarter of 2003 or approximately $550 million on an annualized basis.

        Government Assistance. In May 2003, we received approximately $300 million in compensation under the Emergency Wartime Supplemental Appropriations Act ("Wartime Act") which was signed into law on April 16, 2003. The legislation included approximately $3 billion of financial aid for U.S. air carriers as follows: $2.4 billion to compensate air carriers for expenses and forgone revenues related to aviation security, including $100 million for reinforcing cockpit doors; suspension of the passenger and air carrier security fees from June 1, 2003 through September 30, 2003; and a one-year extension of government-provided war-risk insurance to August 2004.

        The Wartime Act also required that the total compensation of the two most highly compensated executives of certain airlines be limited, during the period between April 1, 2003 and April 1, 2004, to the annual salary paid to those officers with respect to the air carrier's fiscal year 2002. Consequently, we executed a contract with the government agreeing to comply with the executive compensation limits described above or to repay the government the amount of its compensation for airline security fees described above. We have complied with the executive compensation limits provision and thus do not believe that we are required to repay the government.

Reconciliation of Accruals

        In the period following September 11, 2001, we recorded an accrual of $162 million to reflect our estimate of the early termination fees associated with certain contracts. This obligation has yet to be resolved, and therefore continues to be included in liabilities subject to compromise in its entirety.

Aircraft Fuel Hedging

        Aircraft fuel represented 17% and 16%, respectively, of our total operating expenses for the three months and six months ended June 30, 2004.

        During the second quarter of 2004, we began hedging a portion of our price risk related to anticipated future jet fuel requirements primarily through a collar option strategy. The collars, which have been designated as cash flow hedges, involve the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. These contracts are recorded at fair value with the changes in fair value, to the extent they are effective, recorded in other comprehensive income until the underlying hedged fuel is consumed. The fair value is determined by the use of standard option value models using assumptions regarding commodity derived from prices observed in underlying markets. To date, the impact of these hedge transactions has been immaterial to our financial statements.

        Currently, we have hedged approximately 30% of our remaining 2004 projected fuel requirements at an average price of $0.99 to $1.16 per gallon and anticipate continuing to hedge future fuel purchases for 2004 and 2005 as circumstances and market conditions allow.

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

        The Company denies liability and will vigorously contest the allegations made against it in litigation arising from the events of September 11, 2001. However, in the event that liability were to be assessed after a full trial on the merits, it is likely that any damages awarded would be significant. Nevertheless, we believe that, under federal law, our actual liability will be limited to our insurance coverage.

        At June 30, 2004, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments. Our current commitments would require the payment of an estimated $0.1 billion for the remainder of 2004, $0.4 billion in each of 2005 and 2006, $0.5 billion in 2007 and $0.2 billion in 2008 and thereafter, primarily for the purchase of A319, A320 and B777 aircraft. It is likely that the amount and timing of these obligations will change, and could potentially be eliminated in their entirety. Additionally, the disposition of advance payments to the manufacturers of $161 million is subject to the ultimate outcome of these discussions.

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

        In light of the decision by the Air Transportation Stabilization Board ("ATSB") (delivered June 28, 2004) to deny our updated application for a federal loan guarantee, we believe that further restructuring, including additional cost reductions and efficiency improvements, will be required for us to obtain exit financing. We are currently in the process of gathering feedback from the capital markets to determine the levels of cash flows, coverage ratios, and other comparable financial metrics which must be delivered by our business plan to attract exit financing without an ATSB loan guarantee. Emergence from Chapter 11 depends upon, among other things, securing exit financing and establishing a viable post-exit capital structure, as well as the successful confirmation and implementation of a plan of reorganization. At this time, it is premature to speculate on the length of time these efforts will take and, consequently, when we anticipate emerging from bankruptcy.

        DIP Financing. On July 21, we received commitments for $1 billion (which represents a $500 million increase from the existing arrangement), with a maturity date of June 30, 2005 that will take the form of an amendment to our current Club Facility. This DIP Financing will be underwritten by J.P. Morgan Chase Bank, Citicorp USA, Inc., The CIT Group/Business Credit, Inc. and GE Capital. Extending the current Club Facility's maturity will provide us with liquidity throughout the seasonally slow fall and winter seasons as well as with the additional time we need to complete our restructuring efforts in a systematic and measured way and formulate a modified business plan. See "DIP Financing" in the Notes to Consolidated Financial Statements.

        Pensions. Our projected minimum pension funding obligations over the 2004 to 2008 time period remains unchanged at approximately $4.1 billion, despite the temporary pension funding relief provided by the Pension Funding Equity Act of 2004. To best manage our resources and preserve our options going forward as we work to secure exit financing, we did not make the $72 million quarterly minimum funding contribution that was due on July 15, 2004. In addition, on July 23, 2004, we announced that we had agreed to amend our Club Facility. The proposed terms of the amended Club Facility (for details see "DIP Financing" above) contain financial covenants that do not permit us to make payments inconsistent with our business plan, including our pension contributions, unless the lenders otherwise consent based on a modified business plan. As a result, we do not expect to make any pension contributions before our exit from bankruptcy. Such payments would diminish the Company's liquidity and reduce flexibility, thus impairing our ability to attract exit financing. In and of itself, this decision does not affect the benefits currently being paid under these plans.

          In response to this announcement, on July 26, 2004, we received a letter from the Pension Benefit Guaranty Corporation ("PBGC") requesting that we provide a detailed explanation of how our business plan will enable us to meet these obligations or if we intend to terminate any of our defined benefit pension plans. We plan to work closely with the PBGC and other stakeholders on these issues.

        However, our long-term business plan must have cash flow and liquidity levels that the capital markets are willing to finance. Because existing pension plan contributions would remain a huge financial burden after exit, it is incumbent on us to study all possible options and to determine whether we can sustain this burden and still attract exit financing. At present, no decisions have been made and much work and analysis needs to be completed.

        On July 29, 2004, the International Association of Machinists and Aerospace Workers filed a complaint in the United States District Court for the Northern District of Illinois alleging a breach of fiduciary duty by our chairman, president and chief executive officer and certain other officers in connection with the Company's decision not to make the July 2004 pension plan contribution and the amendment to its Club Facility. For further information see "Legal Proceedings" in Part II, Item 1 of this Form 10-Q.

        Section 1110 Aircraft Restructuring. We have negotiated with lessors and lenders to restructure existing financings to reduce aircraft ownership costs to better reflect current market rates, and we have reached agreements in principle with respect to a substantial majority of our financed aircraft. However, in light of the ATSB's final decision regarding our loan application and the need for further cost reductions, we are re-examining these agreements and believe it is likely that we will need to renegotiate one or more of them. Although we expect to be successful with respect to any such efforts, to the extent we are unable to restructure any financings we believe are unaffordable under the modified business plan, we may face the possibility that one or more financiers may seek to repossess their aircraft. Likewise, there is no assurance that those agreements in principle which are not restructured will be successfully converted to final contracts. To the extent we are unable to finalize those agreements there can be no assurance that we will be able to reach new agreements at comparable economics or that financiers will not repossess aircraft. The repossession of a significant number of aircraft could result in a material adverse affect on our financial and operational performance.

        Municipal Bond Obligations. At June 30, 2004, we had approximately $1.7 billion in special facilities revenue bonds ("municipal bonds") outstanding that were issued on behalf of United to build or improve airport-related facilities. The Company leases facilities at airports pursuant to lease agreements where municipal bonds funded at least some of the airport-related projects.

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

        The defendants in the SFO, JFK and LAX adversary proceedings appealed the Bankruptcy Court's ruling. Likewise, United has appealed the Bankruptcy Court's ruling with regard to the Denver airport. These appeals are pending in the United States District Court for the Northern District of Illinois. The parties have fully briefed the issues, and the District Court has not set a date for its ruling.

        Similarly, in September 2003, we filed a complaint for declaratory judgment for all seven municipal bond issues relating to our facilities at Chicago O'Hare International Airport ("O'Hare") (which represents approximately $601 million in debt), seeking, among other things, a declaration that a certain cross-default provision in the O'Hare airport lease is unenforceable. At the time of this filing, the Bankruptcy Court has not ruled on this matter. While that case is pending and as ordered by the Bankruptcy Court, we have paid into escrow payments totaling $22 million related to the O'Hare municipal bonds for March, April, May, September, October and November of 2003 and for March, April and May of 2004.

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

        United Express. On April 2, 2004, we reached an agreement with Atlantic Coast Airlines, Inc. ("ACA") to end our United Express ("UAX") relationship and entered into a formal transition agreement providing for an orderly transition of UAX flying and ground handling operations between June 3 and August 4, 2004. On April 16, 2004, the Bankruptcy Court approved both the rejection of our UAX agreement with ACA and the transition agreement.

        As part of our transition plan, in June 2004, we began replacing ACA with a combination of six regional airlines (and some United Airlines mainline service), who will also assume ground-handling responsibilities at Chicago O'Hare, Washington Dulles and the spoke cities. The transition is expected to be complete in August 2004. To support this transition, we expanded our relationship with current UAX partners Air Wisconsin Airlines Corporation, Mesa Air Group, Trans States Airlines and SkyWest Airlines, and entered into new agreements with Chautauqua Airlines, Republic Airlines, and Shuttle America to operate thirty-two regional jets and ten turbo-prop aircraft under the United Express brand.

Results of Operations

        Summary of Results. The air travel business is subject to seasonal fluctuations. United's operations are often adversely affected by winter weather and our first- and fourth-quarter results normally reflect reduced travel demand. Historically, operating results are better in the second and third quarters. In the aftermath of the September 11 terrorist attacks (a period which also saw the eruption of hostilities in Iraq and the emergence of the SARS epidemic in Asia) overall customer demand and hence revenue were severely disrupted across the airline industry. With the historically high load factors observed this summer, it appears that typical seasonality patterns are re-emerging, albeit at much lower levels of industry profitability.

        Not unexpectedly, we experienced under-performance in revenues following the Chapter 11 filings in December of 2002. This under-performance accelerated in the first quarter of 2003 as weak economic conditions, the outbreak of war in Iraq and aggressive fare competition with low-cost competitors contributed to a 9% drop in passenger unit revenue in the first quarter of 2003 versus the same period of 2002 (as compared to a 4% drop for the airline industry overall). To bolster our performance, we implemented a number of marketing, sales, inventory management and pricing actions to restore customer confidence, stimulate demand and increase revenue. As a result of these actions, we out-performed the industry in load factor and passenger unit revenue growth during the first six months of 2004, as passenger unit revenue grew by 12% as compared to a 3% increase for the rest of the airline industry.

        UAL had operating earnings of $7 million in the second quarter of 2004, a $438 million improvement over the second quarter of 2003. UAL's net loss in the second quarter of 2004 was $(247) million ($(2.25) per share), compared to $(623) million ($(6.26) per share) in the same period of 2003.

        UAL had an operating loss of $(204) million in the first six months of 2004, a $1.0 billion improvement over the first six months of 2003. UAL's net loss in the first six months of 2004 was $(706) million ($(6.42) per share), compared to $(2.0) billion ($(20.22) per share) in the same period of 2003.

        During the third quarter of 2003, we began recording revenues and expenses related to certain United Express carriers at gross, rather than net. See "United Express" in the Notes to Consolidated Financial Statements.

        The second quarter 2004 results include $144 million in reorganization items recorded in connection with our bankruptcy proceedings. The second quarter 2003 results include $397 million in reorganization items as well as a $152 million curtailment charge in connection with the revaluation of our pension and postretirement plans, a loss of $41 million on the sale of certain aircraft and a one-time benefit of $102 million for the reversal of a contractual payment to some employees and changes in vacation accruals as a result of new lower pay rates that were part of contract negotiations. Additionally, we received $300 million in direct government assistance from the 2003 Emergency Wartime Supplemental Appropriations Act in the second quarter of 2003. For further details, see "Special Charges" in the Notes to Consolidated Financial Statements.

        Specific factors affecting our consolidated operations for the second quarter and the first six months of 2004 are described below.

        Second Quarter 2004 Compared with Second Quarter 2003.

        Operating Revenues. Operating revenues increased $932 million (30%) on a 20% rise in traffic and 3% increase in yield supported by 13% higher capacity. The following analysis by market is based on information reported to the U.S. Department of Transportation:

2004	System	Domestic	Pacific	Atlantic	Latin
Passenger revenues (in millions)	$ 3,242	$ 2,166	$ 553	$ 436	$ 87

Increase (Decrease) from 2003:
Passenger revenues (in millions)	617	274	275	61	7
Percent	24%	15%	99%	16%	9%

Available seat miles (capacity)	13%	10%	34%	9%	(11%)
Passenger load factor	5.0 pts	1.9 pts	19.6 pts	3.6 pts	2.1 pts
Revenue passenger miles (traffic)	20%	13%	74%	14%	(8%)
Revenue per revenue passenger mile (yield)	3%	2%	15%	16%	19%

        Cargo revenues increased $13 million (8%) largely due to a 5% increase in cargo ton miles. Other operating revenues decreased $56 million (17%) primarily as the result of a decline in fuel sales to third parties partially offset by higher Mileage Plus mileage sales and third party maintenance sales.

        Operating Expenses. Overall, operating expenses increased $494 million (14%). Mainline operating expenses (excluding regional affiliates) increased $38 million (1%). United's mainline unit cost (operating expenses, excluding regional affiliates' costs per available seat mile) decreased 10%.

(In millions) Operating expenses:	Three Months Ended June 30, 2004	Increase/(Decrease) from 2003	Percentage Change
Salaries and related costs	$ 1,208	$ (191)	(13.7%)	(a)
Aircraft fuel	693	241	53.3%	(b)
Purchased services	370	62	20.1%	(c)
Aircraft rent	134	(3)	(2.2%)
Landing fees and other rent	242	6	2.5%
Depreciation and amortization	218	(57)	(20.7%)	(d)
Regional affiliates	456	456
Cost of sales	145	(107)	(42.5%)	(e)
Aircraft maintenance	193	78	67.8%	(f)
Commissions	81	17	26.6%	(g)
Other	294	(8)	(2.6%)	(h)
	$ 4,034	$ 494	14.0%

(a) The second quarter of 2003 included a curtailment charge of $152 million partially offset by a one-time benefit of $102 million due to a reversal of contractual payments (for details see "Summary of Results" above). The remaining $141 decrease is largely due to productivity improvements enabled by new labor agreements for all employee groups.

(b) Increased due to an increase in the average price per gallon (36%) and increased consumption (13%) as a result of additional flying.

(c) Increased due to higher credit card processing and reservation fees associated with higher passenger revenues and increased outsourcing associated with revised labor contracts.

(d) Decreased largely due to the $41 million loss on the sale of a B747 aircraft in the second quarter of 2003.

(e) Decreased due to lower fuel sales to third parties.

(f) Increased due to higher levels of purchased maintenance, including contracted maintenance and maintenance materials.

(g) Increased in line with higher commissionable revenues.

(h) Decreased due to the reversal of certain excise tax reserves partially offset by volume driven increases in food and beverage and crew-related costs.

        Other non-operating expense amounted to $110 million in the second quarter of 2004, compared to $95 million in the second quarter of 2003, excluding government assistance and reorganization items. Inclusive of government assistance and reorganization items, other non-operating expense amounted to $254 million in the second quarter of 2004, compared to $192 million in the second quarter of 2003. For details on the special charges and reorganization items, see "Reorganization Items" and "Special Charges" in the Notes to Consolidated Financial Statements.

        First Six Months 2004 Compared with First Six Months 2003.

        Operating Revenues. Operating revenues increased $1.5 billion (24%) driven by a 13% rise in traffic and 6% increase in yield supported by 7% higher capacity. The following analysis by market is based on information reported to the U.S. Department of Transportation:

2004	System	Domestic	Pacific	Atlantic	Latin
Passenger revenues (in millions)	$ 6,175	$ 4,095	$ 1,069	$ 821	$ 190

Increase (Decrease) from 2003:
Passenger revenues (in millions)	1,002	487	363	132	20
Percent	19%	14%	51%	19%	12%

Available seat miles (capacity)	7%	6%	14%	5%	(12%)
Passenger load factor	4.5 pts	1.7 pts	13.7 pts	4.8 pts	5.7 pts
Revenue passenger miles (traffic)	13%	8%	35%	12%	(5%)
Revenue per revenue passenger mile (yield)	6%	5%	12%	11%	17%

        Other operating revenues decreased $170 million (21%) primarily as the result of a decline in fuel sales to third parties partially offset by higher Mileage Plus mileage sales and third party maintenance sales.

        Operating Expenses. Overall, operating expenses increased $440 million (6%). Mainline operating expenses (excluding regional affiliates) decreased $390 million (5%) and United's mainline unit cost (operating expenses, excluding regional affiliates costs per available seat mile) decreased 11%.

(In millions) Operating expenses:	Six Months Ended June 30, 2004	Increase/(Decrease) from 2003	Percentage Change
Salaries and related costs	$ 2,457	$ (478)	(16.3%)	(a)
Aircraft fuel	1,296	273	26.7%	(b)
Purchased services	722	80	12.5%	(c)
Aircraft rent	271	(66)	(19.6%)	(d)
Landing fees and other rent	473	(3)	(0.6%)
Depreciation and amortization	448	(61)	(12.0%)	(e)
Regional affiliates	830	830
Cost of sales	341	(284)	(45.4%)	(f)
Aircraft maintenance	378	146	62.9%	(g)
Commissions	162	33	25.6%	(h)
Other	599	(30)	(4.8%)	(i)
	$ 7,977	$ 440	5.8%

(a) The second quarter of 2003 included a curtailment charge of $152 million partially offset by a one-time benefit of $102 million due to a reversal of contractual payments (for details see above "Summary of Results"). The remaining $428 million decrease is largely due to productivity improvements enabled by new labor agreements for all employee groups.

(b) Increased due to an increase in the average price per gallon (18%) and increased consumption (7%) as a result of additional flying.

(c) Increased due to higher credit card processing and reservation fees associated with higher passenger revenues and increased outsourcing associated with revised labor contracts.

(d) Decreased due to restructuring of aircraft financings under Section 1110 of the Bankruptcy Code.

(e) Decreased largely due to a second quarter 2003 $41 million loss on the sale of a B747 aircraft.

(f) Decreased due to lower fuel sales to third parties.

(g) Increased due to higher levels of purchased maintenance, including contracted maintenance and maintenance materials.

(h) Increased in line with higher commissionable revenues.

(i) Decreased primarily due to the reversal of certain excise tax reserves.

        Other non-operating expense amounted to $228 million in the first six months of 2004, compared to $238 million in the first six months of 2003, excluding non-operating special charges, government assistance and reorganization items. Inclusive of non-operating special charges, government assistance and reorganization items, other non-operating expense amounted to $502 million in the first six months of 2004, compared to $721 million in the first six months of 2003. For details on the special charges, government assistance and reorganization items, see "Reorganization Items" and "Special Charges" in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

        UAL's total of cash, cash equivalents and short-term investments, including restricted cash, was $2.2 billion at June 30, 2004, compared to $2.4 billion at December 31, 2003.

        As of June 30, 2004, we had $838 million in restricted cash, primarily representing security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process our sales. Prior to 2002, we met many of these obligations through surety bonds or a secured letter of credit facility; however, such facilities are more difficult to access and have become largely unavailable to us. As a result, we have been, and will continue to be required to post additional cash collateral to support such obligations.

        During the first six months of 2004, we generated $565 million of cash from operations excluding a $127 million retro-wage payment for IAM- and AMFA-represented employees. Overall, total cash and cash equivalents decreased by $263 million during the first six months, as compared to an increase of $386 million during the same period in 2003, including approximately $300 million in compensation received under the Wartime Act (described in further detail in "Special Charges" in the Notes to Consolidated Financial Statements.)

        Following passage of the Wartime Act, Glenn F.Tilton, chairman, president and chief executive officer, voluntarily reduced his annual salary by 14%, from $845,500 to $712,500, effective April 1, 2003. (Mr. Tilton had previously, in December 2002, amended his employment agreement with the company to reduce his original salary of $950,000 by 11% to $845,500, as part of the contribution by salaried and management employees to the company's overall labor cost savings.) After the expiration of the Wartime Act's effective period on April 1, 2004, the HR Subcommittee of the Board of Directors approved the restoration of Mr. Tilton's salary to $845,500. However, in the wake of the ATSB's rejection of our application for a federal loan guarantee, Mr. Tilton has made the personal decision to reduce his salary and have it revert by $133,000 annually to its previous level of $712,500.

        During the first six months of 2004, we contributed $127 million towards our pension funding obligations. Required contributions total approximately $575 million for the balance of 2004. We currently anticipate that we will not make these contributions. Such payments would diminish the Company's liquidity and reduce flexibility, thus impairing our ability to attract exit financing. For further details see "Retirement and Postretirement Plans" in the Notes to Consolidated Financial Statements. By increasing and extending our Club Facility, and not making these pension contributions, we believe that we will have adequate liquidity to support our ongoing operation under Chapter 11 throughout the seasonally slow fall and winter seasons as well as the additional time to complete our restructuring efforts.

        Property additions, including aircraft and aircraft spare parts, amounted to $150 million. In the first six months of 2004, we re-acquired two B737, one B757, and one B777 aircraft (all of which were previously rejected) and rejected four B737, two B747, two B767 and four B777 under Section 1110 of the Bankruptcy Code.

        Financing activities included principal payments under debt and capital lease obligations of $89 million and $185 million, respectively. These amounts represent payments made under Section 1110 elections for aircraft-secured obligations, which are currently classified as liabilities subject to compromise. During the first six months of 2004, we made $241 million in principal payments towards the DIP Financing.

        We expect to spend an estimated $0.1 billion during the remainder of 2004 for the purchase of property and equipment. At June 30, 2004, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments. For further details, see "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

Outlook

        We expect booked load factor for August to be at the same level as last year while booked load factor for September is running ahead of last year. We expect third-quarter system mainline capacity to be up about 7% from last year and fourth-quarter up about 3%. Capacity for 2004 is expected to be about 6% higher than 2003. We expect fuel price, including taxes, for the third quarter to average $1.23 per gallon.

        Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks and uncertainties relating to the operations and business environments of the Company that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Factors that could significantly affect net earnings, revenues, expenses, costs, load factor and capacity include, without limitation, the following: the Company's ability to continue as a going concern; the Company's ability to operate pursuant to the terms of the DIP financing; the Company's ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the Company's ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusive period for the Company to propose and confirm one or more plans of reorganization; the potential adverse impact of the Chapter 11 cases on the Company's liquidity or results of operations; the appointment of a Chapter 11 trustee or conversion of the cases to Chapter 7; the costs and availability of financing; the Company's ability to execute its business plan; the Company's ability to attract, motivate and/or retain key employees; the Company's ability to attract and retain customers; demand for transportation in the markets in which the Company operates; general economic conditions; the effects of any hostilities or act of war or any terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs of aviation fuel; the costs associated with security measures and practices; competitive pressures on pricing (particularly from lower-cost competitors); government legislation and regulation; and other risks and uncertainties set forth from time to time in UAL's reports to the United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

Price Risk (Aircraft Fuel) - When market conditions indicate risk reduction is achievable, United enters into fuel option contracts to reduce its price risk exposure to jet fuel. The option contracts are designed to provide protection against sharp increases in the price of aircraft fuel. As market conditions change, so may United's hedging program. During the second quarter of 2004, we began hedging future aircraft fuel purchases for 2004.

June 30, 2004
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased call options - Heating oil	$ 256	$ 1.12/gal	-
Sold put options - Heating oil	$ (219)	$ 0.96/gal	$ 2

*Estimated fair values represent the amount United would pay/receive on June 30, 2004 to terminate the contracts.

Item 4.  Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the second quarter of 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003, the U.S. Environmental Protection Agency and the State of California sought penalties and certain compliance program improvements from United in 2002 for alleged non-compliance with hazardous waste generator requirements at our San Francisco Maintenance Center identified in 1999 and 2001. On June 18, 2004, United agreed with the U.S. Environmental Protection Agency (represented by the Department of Justice) and the State of California to pay an $850,000 penalty in settlement of these claims, along with an agreement to conduct a future audit of the maintenance center environmental compliance management system. This settlement agreement was approved by the Bankruptcy Court on July 23, 2004.

        On July 29, 2004, the International Association of Machinists and Aerospace Workers ("IAM") and certain IAM members filed a complaint in the United States District Court for the Northern District of Illinois alleging breaches of fiduciary duty by our chairman, president and chief executive officer and certain other officers in connection with the Company's decision not to make the July 2004 pension plan contribution and the amendment to its Club Facility (see "DIP Financing" in the Notes to Consolidated Financial Statements). The complaint seeks a court order requiring the named officers to take all necessary steps to secure funding from "any available source" in order for those plans to meet their funding obligations. We believe the claims are baseless and intend to vigorously contest these allegations.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

(b) Reports on Form 8-K

Form 8-K dated April 29 2004 attaching the Company's Monthly Operating Report for the period March 1, 2004 through March 31, 2004.

Form 8-K dated May 25, 2004 attaching the Company's Memorandum in Support of Debtor's Motion to Modify their Retiree Medical Benefits pursuant to Section 1114(G).

Form 8-K dated May 27, 2004 attaching the Company's Monthly Operating Report for the period April 1, 2004 through April 30, 2004.

Form 8-K dated June 14, 2004 disclosing May 2004 operating performance for the Company.

Form 8-K dated June 24, 2004 attaching the Company's Monthly Operating Report for the period May 1, 2004 through May 30, 2004.

Form 8-K dated July 14, 2004 disclosing the Company's deferral of a decision to pay the quarterly funding contributions to its pension plans, which was due July 15, 2004.

Form 8-K dated July 23, 2004 announcing the Company reached an agreement to amend its debtor-in-possession credit facility.

 SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the quarter ended June 30, 2004 to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of July 2004.
UAL CORPORATION

By: /s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial and
accounting officer)

Exhibit Index

Exhibit No.	Description

4.1	Second Amendment and Limited Waiver dated March 27, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent
4.2	Third Amendment and Limited Waiver dated May 15, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent
4.3	Fourth Amendment and Limited Waiver dated September 30, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent
4.4	Fifth Amendment and Limited Waiver dated October 10, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent
4.5	Sixth Amendment and Limited Waiver dated May 24, 2004 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent
4.6	Fourth Amendment dated March 27, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al.
4.7	Fifth Amendment dated May 15, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al.
4.8	Sixth Amendment dated October 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al.
4.9	Seventh Amendment dated May 7, 2004 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al.
10.1	Letter Agreement dated May 13, 2004 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc.
10.2	Letter Agreement dated July 29, 2004 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc.
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)