Form 10-K
period 2004-12-31
UAL CORP /DE/
filed 2005-03-16
CIK 100517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to____

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
 Yes   X               No ___

        The aggregate market value of voting stock held by non-affiliates of the Registrant was $159,222,577 as of June 30, 2004.  The number of shares of common stock outstanding as of February 28, 2005 was 116,220,959.

UAL Corporation and Subsidiary Companies Report on Form 10-K
For the Year Ended December 31, 2004

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

        UAL is a holding company and its principal, wholly owned subsidiary is United Air Lines, Inc., a Delaware corporation ("United"). United's operations, which consist primarily of the transportation of persons, property and mail throughout the U.S. and abroad, accounted for most of UAL's revenues and expenses in 2004. United is one of the largest scheduled passenger airlines in the world with over 1,500 daily departures to more than 120 destinations in 26 countries and two U.S. territories. Through United's unsurpassed global route network, we serve virtually every major market around the world, either directly or through the Star Alliance™, which is the world's largest airline network. In addition to the Star Alliance, we provide regional service into our domestic hubs through marketing relationships with United Express regional carriers. In 2004, we launched a new low-fare service, called Ted, designed to serve select leisure markets in a way that allows us to be more competitive with other low-fare carriers.

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

This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to us on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in the last paragraph of "Outlook" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Bankruptcy Considerations

        The following discussion provides general background information regarding our Chapter 11 cases, and is not intended to be an exhaustive summary. Detailed information pertaining to our bankruptcy filings may be obtained through the website www.pd-ual.com.

        On December 9, 2002 ("Petition Date"), UAL, United and 26 direct and indirect wholly owned subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re UAL Corporation, et al., Case No. 02-B-48191."

        As required by the Bankruptcy Code, the United States Trustee for the Northern District of Illinois appointed on December 13, 2002 an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning our reorganization. There can be no assurance that the Creditors' Committee will support our positions or our plan of reorganization, and any disagreements between the Creditors' Committee and us could protract the Chapter 11 process, hinder our ability to operate during the Chapter 11 process, and delay our emergence from Chapter 11.

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

        All vendors are being paid for all goods furnished and services provided after the Petition Date in the ordinary course of business. However, under Section 362 of the Bankruptcy Code, actions to collect most of our pre-petition liabilities are automatically stayed, among other things, except for liabilities relating to certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract. Under Section 1110 of the Bankruptcy Code, actions to collect such aircraft-related pre-petition liabilities are automatically stayed for 60 days after the Petition Date (the stay of such actions in our case ended on February 7, 2003), except under two conditions: (a) the debtor may extend the 60-day period by agreement with the relevant financier and with court approval; or (b) the debtor may agree to perform all of the obligations under the applicable lease or financing and cure any defaults as required under the Bankruptcy Code. If neither of these conditions is met, the lessor or financier may demand the return of the aircraft and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such property.

        We have negotiated with our aircraft lessors and lenders to restructure existing financings to reduce aircraft ownership costs to better reflect current market rates, and we have reached agreements in principle to restructure transactions with respect to a majority of our financed aircraft. However, the need for further cost reductions due to difficult changes in the airline industry, substantially higher fuel prices and the continuing weak revenue environment, has required us to re-examine these agreements and to seek to renegotiate certain of those financings. To the extent we are unable to restructure any financings that we believe are unaffordable under our revised business plan, we may face the possibility that one or more lessors or lenders may seek to repossess aircraft. We also will need to finalize those agreements in principle, and to the extent we are unable to do so, we may likewise face the possibility of repossessions. In either case, the loss of a significant number of aircraft could result in a material adverse effect on our financial and operational performance.

        We are currently in discussions with a large group of mostly public-market financiers to renegotiate an agreement in principle for a group of aircraft reached in the summer of 2004 from which we subsequently withdrew due to the need for further cost reductions. While we believe we can ultimately reach a mutually acceptable restructuring for the continued use of these aircraft at affordable rates, the financiers have demanded the return of certain aircraft and there can be no assurance that these aircraft will be available for our continued use. To date, repossession of these aircraft has been enjoined by the Bankruptcy Court, but to the extent the Bankruptcy Court, or another court of competent jurisdiction, permits the repossession of these or other aircraft, our financial and operational performance could be adversely affected.

        We have also rejected or abandoned certain surplus aircraft to adjust our fleet size and composition to more closely match market demand. In addition, as part of ongoing negotiations with financiers, we have converted many long-term financing arrangements into short-term operating leases and, in several instances, re-acquired previously rejected aircraft as circumstances warranted.

        Under Section 365 of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. By order of the Bankruptcy Court, our Section 365 rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on the earlier of the date of termination of our exclusive period to file a plan of reorganization (currently, April 30, 2005) or the date of the conclusion of a disclosure statement hearing in connection with a proposed plan of reorganization.

        In general, if we reject an executory contract or unexpired lease, it is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves us of performing any future obligations. However, such a rejection entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by such deemed breach and accordingly, the counterparty may file a claim against us for such damages. As a result, liabilities subject to compromise are likely to change in the future as a result of damage claims created by our rejection of various aircraft, executory contracts and unexpired leases. Generally, if we assume an aircraft financing agreement, executory contract or unexpired lease we are required to cure existing defaults under such contract or lease. We expect that the future assumption of certain executory contracts and unexpired leases may convert liabilities currently shown as subject to compromise to liabilities not subject to compromise.

        Since the Petition Date, we have focused on transforming the Company to compete effectively in a fundamentally changed and difficult industry. For the first nineteen months of the restructuring, we worked to emerge from Chapter 11 protection with exit financing guaranteed by the Air Transportation Stabilization Board (the "ATSB"). During this time, we achieved average annual cash savings from all stakeholders of $5 billion annually, including savings from aircraft financiers, employees and retirees. In addition, we made substantial progress in restructuring United by not only achieving a lower labor and non-labor cost structure, but also by delivering superior levels of operating performance and customer satisfaction. Despite these accomplishments and the concessions made by United's stakeholders, in June 2004 the ATSB denied our application for a federal loan guarantee.

        Following the ATSB's final denial, it became clear that the additional time needed to restructure further and obtain non-guaranteed exit financing would require us to remain in Chapter 11 longer than originally anticipated. In an effort to attract non-guaranteed exit financing, we undertook a comprehensive reevaluation of our business plan in order to identify all opportunities for further cost savings and revenue improvement. As part of this process, we worked in conjunction with certain members of, and advisors to, the Creditors' Committee to analyze key aspects of our business plan and reorganization. Given the continued harsh business realities currently facing the airline industry, we identified approximately $2 billion in additional annual labor and non-labor cash savings that we believed would be needed to obtain non-guaranteed exit financing. The Company expects to realize the full $2 billion in cash savings in fiscal year 2007.

        During the fourth quarter 2004, we advised the Bankruptcy Court that the systemic changes in the industry and the continued harsh financial environment made termination and replacement of our defined benefit pension plans necessary, and that in addition to pension relief, our updated business plan would require further average annual labor savings from our union and non-union employees. In November 2004, we commenced the process available to us under Section 1113 of the Bankruptcy Code to modify our collective bargaining agreements ("CBAs") in an effort to achieve $725 million in average annual labor savings of the $2 billion target and to eliminate any requirement in our CBAs to maintain a defined benefit pension plan. For information on labor savings, see "Labor Restructuring" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        To successfully emerge from Chapter 11, in addition to obtaining non-guaranteed exit financing, the Bankruptcy Court must confirm a plan of reorganization, the filing of which will depend on the timing and outcome of numerous ongoing matters in the Chapter 11 process. We expect to file a plan of reorganization that provides for UAL's emergence from bankruptcy later in 2005, but there can be no assurance that the Bankruptcy Court will confirm a plan of reorganization or that any such plan will be implemented successfully.

        The reorganization plan will determine the rights and claims of various creditors and security holders. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, nor can we make any predictions concerning how each of these claims will be valued in the bankruptcy proceedings. We believe that UAL's presently outstanding equity securities will have no value and will be canceled under any plan of reorganization that we propose. For this reason, we urge that caution be exercised with respect to existing and future investments in any UAL security.

Operations

        Segments.  We operate our businesses through five reporting segments:  North America, the Pacific, the Atlantic, and Latin America (each of which is operated by United) and UAL Loyalty Services, Inc. ("ULS"). Financial information on UAL's operating segments can be found in Note 18, "Segment Information" in the Notes to Consolidated Financial Statements.

        During 2004, United carried approximately 71 million mainline revenue passengers and flew approximately 115 billion mainline revenue passenger miles. (UAL operating statistics do not include the operations of United Express regional carriers, since these entities are independent carriers.) United's network provides comprehensive transportation service within its North American segment and to international destinations within its Pacific, Atlantic and Latin American segments.

        Operating revenues attributed to United's North America segment were $10.5 billion in 2004, $10.0 billion in 2003 and $10.4 billion in 2002. Operating revenues attributed to United's international segments were $5.1 billion in 2004, $4.2 billion in 2003 and $4.7 billion in 2002.

        North America.  As of December 31, 2004, United mainline operations served 86 destinationsthroughout North America and operated hubs in Chicago, Denver, Los Angeles, San Francisco and Washington, D.C. In 2004, United's North America operations, including United Express, accounted for 64% of UAL's operating revenues.

        In 2004, we added two additional United Express partners, Chautauqua Airlines and Shuttle America, to our regional carrier network which includes Skywest Airlines, Air Wisconsin Airlines Corporation, Trans States Airlines and Mesa Airlines. In August 2004, we terminated our partnership with Atlantic Coast Airlines.

        In February 2004, United launched the first phase of Ted in Denver with service to Reno, Las Vegas, Phoenix, New Orleans, Fort Lauderdale, Tampa Bay, Orlando and Ontario (California). Today, Ted provides service from United's hubs covering 13 destinations in the U.S. and 2 in Mexico. Ted operates over 200 daily departures with a fleet of 47 Airbus A320 aircraft. On March 3, 2005, the Company announced that it plans to expand its Ted fleet of aircraft from 47 to 56 aircraft by converting nine mainline Airbus A320 aircraft to the Ted configuration. The new Ted aircraft will provide additional service out of Ted's hubs in Denver, Washington Dulles and Chicago to markets in Florida, Mexico and the Caribbean. Beginning April 3, 2005, Ted will start service from Chicago's Midway airport with flights to both Denver and Washington Dulles.

        Pacific.  United serves the Pacific from its U.S. gateway cities of Chicago, Honolulu, Los Angeles, New York, San Francisco and Seattle. United provides nonstop service to Beijing, Hong Kong, Osaka, Seoul, Shanghai, Sydney and Tokyo. United also provides direct service to Bangkok, Ho Chi Minh City, Melbourne (Australia), Singapore and Taipei. Effective March 26, 2005, we plan to provide daily nonstop service between San Francisco and Nagoya, Japan. In 2004, United's Pacific operations accounted for 16% of UAL's operating revenues.

        Atlantic.  Washington, D.C. is United's primary gateway to Europe, serving Amsterdam, Brussels, Frankfurt, London, Munich, Zurich and Paris. Chicago is United's secondary gateway to Europe, with nonstop service to and from Amsterdam, Frankfurt, London and Paris. United also provides nonstop service between San Francisco and each of Paris, London and Frankfurt; and between London and each of Los Angeles and New York. United provides seasonal service between Chicago and Bermuda. Beginning in June 2005, United also plans to begin service between Chicago and Munich. In 2004, United's Atlantic operations accounted for 12% of UAL's operating revenues.

        Latin America.  United serves Latin America from its five hubs and provides nonstop service to Aruba, Buenos Aires, Cancun, Cozumel, Guatemala City, Mexico City, Montego Bay, Puerto Vallarta, Punta Cana, San Jose (Costa Rica), San Jose del Cabo, San Juan (Puerto Rico), San Salvador, Sao Paulo, St. Maarten, St. Thomas (U.S Virgin Islands) and Zihuatanejo/Ixtapa. United also provides direct service to Rio de Janeiro (via Sao Paulo) and Montevideo (via Buenos Aires). In 2004, United's Latin America operations accounted for almost 3% of UAL's operating revenues.

        UAL Loyalty Services, Inc.  ULS accounted for 5% of UAL's 2004 operating revenues. ULS focuses on expanding the non-core marketing businesses of UAL and building customer loyalty for United. ULS operates in four areas: loyalty programs, e-commerce, travel clubs and media assets.

        ULS operates substantially all United-branded travel distribution and customer loyalty e-commerce activities, such as united.com. In addition, ULS owns and operates the Mileage Plus frequent flyer program, and is responsible for certain aspects of the program, including member relationships, communications and account management, while United continues to be responsible for other aspects of the program, including the Elite Premier, Premier Executive and Premier Executive 1K loyalty programs, as well as establishment of award mileage redemption requirements and airline-related loyalty recognition policies. United retains responsibility for managing relationships with Mileage Plus' airline partners, while ULS manages relationships with non-airline business partners, such as the Mileage Plus Visa Card, hotels, car rental companies and dining programs. ULS also owns and operates certain other United-branded customer programs as well as the MyPoints.com online loyalty program, under which registered consumers earn points for goods and services purchased from participating vendors.

         United Cargo.  United Cargo offers both domestic and international shipping through a variety of services including Small Package Delivery, T.D. Guaranteed, First Freight, International Freight and Global SP. Freight accounts for approximately 77% of United Cargo's shipments, with mail accounting for the remaining 23%. During 2004, United Cargo accounted for 4% of UAL's revenues by generating $704 million in freight and mail revenue, a 12% increase versus 2003. Although United Cargo is not a separate reporting segment, cargo revenues are allocated to the North America, Pacific, Atlantic and Latin America reporting segments of United. The majority of United Cargo revenues are earned in the international segments of the Company's operations.

        Fuel.  Fuel is our second largest cost behind labor. Our fuel costs and consumption for the years 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Gallons consumed (in millions)	2,349	2,202	2,458
Average price per gallon, including
tax and hedge impact	$1.25	$0.94	$0.78
Cost (in millions)	$2,943	$2,072	$1,921

        The price and availability of jet fuel significantly affect our operations. A significant rise in crude oil prices was the primary reason for our fuel expense increasing $871 million in 2004 over our 2003 fuel costs. Due to the highly competitive nature of the airline industry, our ability to pass on increased fuel costs to our customers in the form of higher ticket prices has been limited.

         To ensure adequate supplies of fuel and to provide a measure of control over fuel costs, we arrange to have fuel shipped on major pipelines and stored close to our major hub locations. Although we currently do not anticipate a significant reduction in the availability of jet fuel, a number of factors make predicting fuel prices and fuel availability difficult, including increased world demand due to the improving global economy, geopolitical uncertainties in oil-producing nations, threats of terrorism directed at oil supply infrastructure, and changes in relative demand for other petroleum products that may impact the quantity and price of jet fuel produced from period to period.

        Insurance.  We carry hull and liability insurance of a type customary in the air transportation industry, in amounts which we deem adequate, covering passenger liability, public liability and damage to our aircraft and other physical property. Since the September 11, 2001 terrorist attacks, our premiums have increased significantly.

        After September 11, 2001, commercial insurers cancelled our liability insurance for losses resulting from war and associated perils (terrorism, sabotage, hijacking and other similar events), but we obtained replacement coverage through the federal government. The Homeland Security Act, which became effective in February 2003, mandated the Federal Aviation Administration ("FAA") to provide third-party, passenger and hull war-risk insurance to commercial air carriers through August 31, 2003, and permitted such coverage to be extended to December 31, 2004. The Consolidated Appropriations Act, 2005 signed into law on December 8, 2004, extends this war-risk insurance coverage to commercial air carriers through August 31, 2005, and permits such coverage to be extended until December 31, 2005, if the federal government determines that such an extension is in the national interest. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. If we are unable to obtain adequate war risk insurance, our business would be materially and adversely affected.

        Also, we maintain other types of insurance such as property, directors and officers, cargo, automobile and the like, with limits and deductibles that are standard within the industry. These premiums have also risen substantially since September 11, 2001.

        Alliances.  We have entered into a number of bilateral and multilateral alliances with other airlines to provide our customers more travel choices and to participate in markets worldwide that we do not serve directly. These collaborative marketing arrangements typically include one or more of the following features: joint frequent flyer program participation; code sharing of flight operations (whereby one carrier's flights can be marketed under the two-letter airline designator code of another carrier); coordination of reservations, baggage handling and flight schedules; and other resource-sharing activities.

        The most significant of these is the Star Alliance, a global integrated airline network co-founded by United in 1997. As of December 31, 2004, Star Alliance carriers served approximately 780 destinations in over 130 countries with over 13,000 daily flights. Current Star Alliance partners, in addition to United, are Air Canada, Air New Zealand, All Nippon Airways, Asiana, the Austrian Airlines Group (which includes Austrian Airlines, Lauda Air and Austrian Arrows, formerly Tyrolean), bmi, LOT Polish Airlines, Lufthansa, SAS, Singapore Airways, Spanair, Thai International Airways, US Airways and Varig. Mexicana withdrew from the Star Alliance effective March 31, 2004. Effective the same day, the United-Mexicana code share agreement was terminated.

       Star Alliance announced that during 2005, TAP Air Portugal and South African Airways will join the alliance as full members and that Blue1 (owned by SAS), Adria Airways (Slovenia's national carrier) and Croatia Airways (Croatia's national carrier) will join as regional Star Alliance members.

       In addition to these marketing relationships, United currently has independent marketing agreements with other air carriers, including Air China, Air Dolomiti, Aloha, BWIA West Indies Airways, Continental Connection (operated by Gulfstream), Fair Inc., dba "ANA Connection," Great Lakes Airlines (a regional carrier), and Virgin Blue.

        Mileage Plus.  Our Mileage Plus frequent flyer program encourages customer loyalty by offering awards and services to frequent travelers. There are more than 45 million members enrolled in Mileage Plus, who earn mileage credit for flights on United, United Express, Ted, the Star Alliance and certain other airlines that participate in the program. Miles also can be earned by purchasing the goods and services of our non-airline partners, such as hotels, car rental companies, and credit card issuers. Mileage credits can be redeemed for free, discounted or upgraded travel and non-travel awards. For a detailed description of the accounting treatment of Mileage Plus awards, see "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Distribution Channels.  The majority of our airline inventory continues to be distributed through the traditional channels of travel agencies and global distribution systems. The growing use of electronic ticket distribution systems, including electronic tickets and the Internet, however, provides us with an opportunity to lower our ticket distribution costs. To capitalize on these cost-saving opportunities, we continue to expand the capabilities of our website, united.com, and encourage our customers to make their bookings on united.com.

Industry Conditions

        Seasonality.  The air travel business is subject to seasonal fluctuations. Our operations can be adversely impacted by severe weather and our first- and fourth-quarter results normally reflect reduced travel demand. Historically, results of operations are better in the second and third quarters. From 2001 through 2003, however, the typical seasonal relationships were distorted by the events of September 11, 2001, the fear of terrorism, the Iraq war, fluctuations in fuel prices, and general economic conditions. The Company experienced a more typical seasonal pattern of financial results in 2004.

        Domestic Competition.  The domestic airline industry is highly competitive and volatile. In domestic markets, new and existing carriers deemed fit by the Department of Transportation ("DOT") are free to initiate service between any two points in the U.S. Our domestic competitors are primarily the other U.S. airlines, a number of whom are low-cost carriers ("LCCs") with significantly lower cost structures than ours, and, to a lesser extent, other forms of transportation.

        United faces significantly more domestic competition now than it did in the past. This increase is largely attributable to the growth of LCCs, whose share of domestic passengers is now over 30 percent. Accordingly, about 75 percent of United's domestic revenue is now exposed to LCCs, which is double the percentage from a decade ago. We anticipate that competition from LCCs and other U.S. airlines will continue to intensify in the future.

        Domestic pricing decisions are largely affected by the need to meet competition from other U.S. airlines. Fare discounting by competitors has historically had a negative effect on our financial results because we generally find it necessary to match competitors' fares to maintain passenger traffic. Periodic attempts by United and other network airlines to raise fares have often failed due to lack of competitive matching by LCCs. Because of vastly different cost structures, low-ticket prices that generate a profit for an LCC usually have a negative effect on our financial results. The introduction of Ted by United in early 2004 is designed to provide United with a lower-cost operation in selected leisure markets, under which United can be more economically competitive with its LCC rivals.

        International Competition. In our international networks, we compete not only with U.S. airlines, but also with foreign carriers. Our competition on specified international routes is subject to varying degrees of governmental regulations. See "Industry Regulation" below. As the U.S. is the largest market for air travel worldwide, our ability to generate U.S. originating traffic from our integrated domestic route systems provides us with an advantage over non-U.S. carriers. Foreign carriers are prohibited by U.S. law from carrying local passengers between two points in the U.S. and we experience comparable restrictions in foreign countries. In addition, U.S. carriers are often constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments. To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements that allow the carriers to feed traffic to each other's flights. See "Alliances" above.

Industry Regulation

        Domestic Regulation.

        General. All carriers engaged in air transportation in the United States are subject to regulation by the DOT. Among its responsibilities, the DOT has authority to issue certificates of public convenience and necessity for domestic air transportation (no air carrier, unless exempted, may provide air transportation without a DOT certificate of public convenience and necessity), grants international route authorities, approves international code share agreements, regulates methods of competition and enforces certain consumer protection regulations, such as those dealing with advertising, denied boarding compensation and baggage liability. We operate under a certificate of public convenience and necessity issued by the DOT. This certificate may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require, or may be revoked for intentional failure to comply with the terms and conditions of the certificate.

        Airlines also are regulated by the FAA, a division of the DOT, primarily in the areas of flight operations, maintenance and other safety and technical matters. The FAA has authority to issue air carrier operating certificates and aircraft airworthiness certificates, prescribe maintenance procedures, and regulate pilot and other employee training, among other responsibilities. From time to time, the FAA issues rules that require air carriers to take certain actions, such as the inspection or modification of aircraft and other equipment, that may cause us to incur substantial, unplanned expenses. We are also subject to inquiries by these and other U.S. and international regulatory bodies. We do not believe that any such existing inquiries will have a material affect on our business.

        The airline industry is also subject to various other federal, state and local laws and regulations. The Department of Homeland Security has jurisdiction over virtually all aspects of civil aviation security. See "Legislation" below. The Department of Justice has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act. Future regulatory and legal compliance developments in the U.S. and abroad could materially and adversely affect operations and increase operating costs for the airline industry, including the Company.

        Airport Access. Access to landing and take-off rights, or "slots," at three major U.S. airports and certain foreign airports served by United are subject to government regulation. The FAA has designated John F. Kennedy International Airport ("Kennedy") and LaGuardia Airport ("LaGuardia") in New York and Ronald Reagan Washington National Airport in Washington, D.C. as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Slot restrictions at O'Hare International Airport in Chicago ("O'Hare") were eliminated in July 2002 and are slated to be eliminated at Kennedy and LaGuardia by 2007. From time to time, the elimination of slot restrictions has impacted our operational performance and reliability.

        To address congestion concerns and delays at O'Hare, United and American Airlines reached agreements with the FAA in January 2004 to reduce each of their flight schedules at O'Hare. We reduced our flight schedule at O'Hare beginning February 2004 between the peak hours of 1:00 p.m. and 8:00 p.m. In addition, effective March 2004, we again depeaked our flight schedule by 5%. Subsequently, United, American Airlines and certain other carriers complied with the FAA's request to further depeak afternoon operations at O'Hare resulting in a slight reduction in operations overall beginning in November 2004. On February 10, 2005, the FAA issued an order to show cause why the current operating restrictions at O'Hare should not remain in place through October 2005. We expect a formal rulemaking process to address O'Hare congestion to begin later this year.

        Legislation. Since September 11, 2001, aviation security has been and continues to be a subject of frequent legislative action, requiring changes to our security processes and increasing the economic cost of security procedures on the Company. The Aviation and Transportation Security Act (the "Aviation Security Act"), enacted in November 2001, has had wide-ranging effects on our operations. The Aviation Security Act made the federal government responsible for virtually all aspects of civil aviation security, creating a new Transportation Security Administration ("TSA"), which is a part of the Department of Homeland Security pursuant to the Homeland Security Act of 2002. Under the Aviation Security Act, substantially all security screeners at airports are now federal employees and significant other aspects of airline and airport security are now overseen by the TSA. Pursuant to the Aviation Security Act, funding for airline and airport security is provided in part by a passenger security fee of $2.50 per flight segment (capped at $10.00 per round trip), which is collected by the air carriers from passengers and remitted to the government. In addition, air carriers are required to submit to the government an additional security fee equal to the amount the air carrier paid for security screening of passengers and property in 2000. It is expected that aviation security laws and processes will continue to be under review and subject to change by the federal government in the future.

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

       Airport Access. Historically, access to foreign markets has been tightly controlled through bilateral agreements between the U.S. and each foreign country involved. These agreements regulate the number of markets served, the number of carriers allowed to serve each market, and the frequency of carriers' flights. Since the early 1990s, the U.S. has pursued a policy of "open skies" (meaning all carriers have access to the destination), under which the U.S. government has negotiated a number of bilateral agreements allowing unrestricted access to foreign markets. Additionally, all of the airports that United serves in Europe and Asia maintain slot controls, and many of these are restrictive due to congestion at these airports. London Heathrow, Frankfurt and Tokyo Narita are among the most restrictive due to capacity limitations, and United has significant operations at these locations.

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

        In June 2004, the United States and the People's Republic of China agreed to implement various amendments to the existing air services agreement, providing an opportunity for some new U.S. China air service for U.S. and Chinese carriers. Subsequently, United obtained rights to operate seven new frequencies, which it is using to operate daily nonstop Chicago-Shanghai roundtrip service, effective October 31, 2004.

        In 2004, the United States and the European Commission attempted to negotiate a single air services agreement to replace the existing bilateral agreements between the United States and the European Union ("EU") member states. The negotiations were not successful and further discussions between the parties are expected in 2005. The European Commission has called upon the EU member states to renounce their air services agreements with the United States because they allegedly do not comply with EU law. To date, no EU member state has indicated a willingness to renounce its air services agreement with the U.S. If EU member states do renounce such agreements, the status of our existing antitrust immunity with our European partners would be in doubt because the immunity is based upon an open skies agreement between the United States and the applicable EU member state.

        In late 2004, the European Commission commenced a consultation process that seeks stakeholder input on the introduction of market-based mechanisms for slot allocation at EU airports. The Commission proposes to introduce a highly regulated form of secondary slot trading. The availability of such slots is not assured and the inability of the Company to obtain or retain needed slots could inhibit its efforts to compete in certain international markets.

        Environmental Regulation.

        The airline industry is subject to increasingly stringent federal, state, local, and foreign environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils, and waste materials. Our industry is also subject to other environmental laws and regulations, including those that require us to remediate soil or groundwater to meet certain objectives. It is our policy to comply with all environmental laws and regulations, which can require significant expenditures. Under the federal Comprehensive Environmental Response, Compensation and Liability Act (commonly known as "Superfund") and similar environmental cleanup laws, generators of waste materials, and owners or facility operators, can be subject to liability for investigation and remediation costs at facilities that have been identified as requiring response actions. We also conduct voluntary remediation actions. Such cleanup obligations can arise from, among other circumstances, the operation of fueling facilities, and primarily involve airport sites. Future costs associated with these activities are not expected to have a material adverse affect on our business.

        From time to time we become aware of United's potential non-compliance with environmental regulations, which have either been identified by the Company (through our internal environmental compliance auditing program) or through notice from a governmental entity. In some instances, these matters could potentially become the subject of an administrative or judicial proceeding and could potentially involve monetary sanctions. We do not expect these matters, individually or collectively, to have a material adverse affect on our business.

Employees

        As of December 31, 2004, the Company and its subsidiaries had approximately 61,000 active employees, of whom approximately 80% are represented by various U.S. labor organizations.

        As of December 31, 2004, the employee groups, number of employees and labor organization for each of United's collective bargaining groups were as follows:

	Number of		Contract Open
Employee Group	Employees	Union (1)	for Amendment (2)
Pilots	6,454	ALPA	December 31, 2009
Flight Attendants	15,465	AFA	January 7, 2010
Mechanics & Related	6,801	AMFA	May 1, 2009
Public Contact/Ramp & Stores/Food Service
Employees/Security Officers/Maintenance
Instructors/Fleet Technical Instructors	19,471	IAM	May 1, 2009
Dispatchers	162	PAFCA	January 1, 2010
Meteorologists	19	TWU	January 1, 2010
Engineers	329	IFPTE	Negotiating Initial Contract
(1)  Air Line Pilots Association ("ALPA"); Association of Flight Attendants - Communication Workers of America ("AFA"); Aircraft Mechanics Fraternal Association ("AMFA"); International Association of Machinists and Aerospace Workers ("IAM"); Professional Airline Flight Control Association ("PAFCA"); Transport Workers Union ("TWU"); and International Federation of Professional and Technical Engineers ("IFPTE")
(2)  Amendable dates are as of the filing date of this annual report.

        Collective bargaining agreements are negotiated under the Railway Labor Act, which governs labor relations in the transportation industry, and such agreements typically do not contain an expiration date. Instead, they specify an amendable date, upon which the contract is considered "open for amendment." Prior to the amendable date, neither party is required to agree to modifications to the bargaining agreement. Nevertheless, nothing prevents the parties from agreeing to start negotiations or to modify the agreement in advance of the amendable date. Contracts remain in effect while new agreements are negotiated. During the negotiating period, both the Company and the negotiating union are required to maintain the status quo.

        For detailed information on labor matters, see "Labor Restructuring" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES.

Flight Equipment

        As of December 31, 2004, United's operating aircraft fleet totaled 497 jet aircraft, of which 237 were owned and 260 were leased. United has announced plans to reduce the operating fleet to 455 aircraft in the first half of 2005. Details of the operating fleet as of December 31, 2004 are provided in the following table:

	Average				Average
Aircraft Type	No. of Seats	Owned	Leased	Total	Age (Years)

A319-100	120	33	22	55	5
A320-200	146	42	55	97	6
B737-300	123	11	75	86	16
B737-500	108	30	8	38	13
B747-400	347	20	11	31	10
B757-200	178	44	53	97	13
B767-200	168	4	0	4	22
B767-300	212	17	20	37	10
B777-200	267	36	16	52	6

Total Operating Fleet		237	260	497	10

        As of December 31, 2004, all 237 of the aircraft owned by us were encumbered under debt agreements. For additional information on accounting for aircraft financings see Note 9, "Long-Term Debt" and Note 10, "Lease Obligations" in the Notes to Consolidated Financial Statements.

Ground Facilities

        We have entered into various leases relating to our use of airport landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities we serve. These leases are subject to assumption or rejection under the Chapter 11 process. As of December 31, 2004, we have assumed leases in Washington (Dulles and Reagan), Denver (terminal lease only) and San Francisco. Major leases expire at San Francisco in 2011 and 2013, Washington-Dulles in 2014, Chicago O'Hare in 2018, Los Angeles in 2021 and Denver in 2025.

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

        Our off-airport leased properties have included a number of ticketing, sales and general office facilities in the downtown and outlying areas of most of the larger cities within the United system. As part of our restructuring and cost containment efforts, we have closed, terminated or rejected all of our domestic city ticket office leases. We continue to lease and operate a number of administrative, reservations, sales and other support facilities worldwide.

ITEM 3.  LEGAL PROCEEDINGS.

In re: UAL Corporation, et. al.

         As discussed above, on the Petition Date, the Company, United and 26 other direct and indirect wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption "In re UAL Corporation, et al., Case No. 02-B-48191." As debtors-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, virtually all pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action to recover on pre-petition claims against us. In addition, we may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 process or its effect on our business.

Summers v. UAL Corporation ESOP, et. al.

        The UAL Corporation Employee Stock Ownership Plan ("ESOP") and the ESOP Committee were sued in the U.S. District Court for the Northern District of Illinois ("the District Court") on February 28, 2003 by certain ESOP participants seeking monetary damages in a purported class action that alleges that the ESOP Committee breached its fiduciary duty by not selling UAL stock held by the ESOP commencing as of July 19, 2001. The complaint cites numerous events and disclosures that allegedly should have alerted the ESOP Committee to the need to sell the shares. The ESOP Committee appointed State Street Bank and Trust Company ("State Street") in September 2002 to act as fiduciary, and State Street started selling the shares in September 2002 when the stock was trading between $1 and $5 per share. Members of the purported class have also filed claims against the Company in the Chapter 11 proceeding asserting that the Company also is liable for the failure to sell the ESOP shares. The Company has $10 million in fiduciary insurance in place to cover some portion of any liability and has a pre-petition obligation to indemnify the ESOP Committee members beyond that coverage, which indemnification obligation may or may not be assumed as part of our plan of reorganization. The parties have entered into a stipulation under which the plaintiffs have agreed to proceed only against the insurance proceeds. The plaintiffs have also added State Street as a defendant. State Street has a pre-petition indemnification claim against the Company under its Investment Manager Agreement as Trustee of the ESOP and has filed a contingent indemnity claim in the Bankruptcy Court. On February 17, 2005, the District Court certified this matter to proceed as a class action on behalf of all participants in the ESOP. It is not possible to quantify the potential exposure to the Company at this time.

Hall d.b.a. Travel Specialists v. United

        Six travel agencies filed an antitrust class action suit against United and other air carriers in federal court in North Carolina following the reduction by the air carrier defendants of commission rates payable to travel agents in 1997, 1998, 2001 and 2002 in alleged violation of the Sherman Act. The agencies asked for the matter to be treated as a class action and sought treble damages for lost commissions and other injunctive relief. The total amount claimed, assuming liability, is approximately $13 billion. United's share of this amount was not separately alleged by plaintiffs. Upon UAL's Chapter 11 filing, this case was stayed as against United. On October 30, 2003, the trial court entered judgment on behalf of the carrier defendants and dismissed all of the plaintiffs' claims. On December 9, 2004, an appellate court affirmed the trial court's ruling dismissing all claims. Plaintiffs have asked the appellate court to reconsider its decision.

        United was named in several similar lawsuits filed in the U.S. and Canada, involving commission rates payable to travel agencies. Most of these cases have either been stayed or dismissed. We do not expect the outcome of Hall and the related cases to have any material affect upon UAL's consolidated financial position or results of operations.

Litigation Associated with September 11 Terrorism

        Approximately 125 lawsuits against United are pending in the U.S. District Court for the Southern District of New York related to the September 11, 2001 terrorist attacks. The suits allege a variety of liabilities, including wrongful death, injury or property damage, and claim that United and others breached their duty of care to the passengers and to the ground victims. Identical actions have also been filed against American Airlines and other defendants. Under the Air Transportation Safety and System Stabilization Act of 2001 ("the Act"), United's liability on such claims will be limited to the amount of United's insurance coverage in place as of the day of the attacks. In addition, approximately 98% of families of the victims of the September 11 terrorist attacks have opted to seek relief from a fund created under federal law to provide an alternative to litigation and as a consequence will not be seeking compensation from United. United has stipulated that the automatic stay under the U.S. Bankruptcy Code applicable to the lawsuits filed against United, and covered up to the amount of United's insurance coverage, can be modified so that these claims may proceed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

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

        The following table sets forth the ranges of high and low sales prices per share of our Common Stock.

		High	Low
2004:
	1st quarter	$ 3.70	$ 1.01
	2nd quarter	1.60	0.98
	3rd quarter	1.44	0.87
	4th quarter	1.38	0.92

2003:
	1st quarter	$ 1.52	$ 0.75
	2nd quarter	2.00	0.48
	3rd quarter	1.23	0.43
	4th quarter	1.80	0.99

        We suspended the payment of cash dividends on the Common Stock in 2002 and we do not anticipate paying any dividends on the Common Stock in the future.

        We believe that UAL's presently outstanding equity securities will have no value and will be canceled under any plan of reorganization that we propose. For this reason, we urge that caution be exercised with respect to existing and future investments in any UAL security.

        On March 1, 2005, based on reports by the Company's transfer agent for the Common Stock, there were 66,566 common stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA AND OPERATING STATISTICS.

(In Millions, Except Per Share and Rates)	Year Ended December 31
	2004	2003	2002	2001	2000
Income Statement Data:
Operating revenues	$ 16,391	$ 14,928	$ 15,822	$ 17,396	$ 20,023
Operating expenses	17,245	16,288	18,659	21,167	19,369
Earnings (loss) before extraordinary item
and cumulative effect	(1,721)	(2,808)	(3,212)	(2,137)	265
Net earnings (loss)	(1,721)	(2,808)	(3,212)	(2,145)	50
Per share amounts, diluted:
Earnings (loss) before extraordinary
item and cumulative effect	(15.25)	(27.36)	(53.55)	(39.90)	1.89
Net earnings (loss)	(15.25)	(27.36)	(53.55)	(40.04)	0.04
Cash dividends declared per common share	-	-	-	0.36	1.25

Balance Sheet Data:
Total assets at year-end	$ 20,705	$ 21,979	$ 23,656	$ 25,197	$ 24,355
Long-term debt and capital lease
obligations, including current portion,
and redeemable preferred stock	1,204	852	700	10,117	7,487
Liabilities subject to compromise	16,035	13,964	13,833	-	-

Operating Statistics and Other (Note 1):
Revenue passengers	71	66	69	75	85
Revenue passenger miles ("RPM")	115,198	104,464	109,460	116,635	126,933
Available seat miles ("ASM")	145,361	136,630	148,827	164,849	175,485
Passenger load factor	79.2%	76.5%	73.5%	70.8%	72.3%
Breakeven passenger load factor	86.7%	87.4%	91.9%	89.8%	69.4%
Passenger revenue per RPM (Note 2)	10.8¢	10.7¢	11.0¢	11.9¢	13.3¢
Operating revenue per ASM (Note 3)	9.7¢	9.6¢	9.5¢	9.9¢	11.0¢
Operating expense per ASM (Note 4)	10.2¢	10.5¢	11.3¢	12.0¢	10.6¢
Fuel gallons consumed	2,349	2,202	2,458	2,861	3,101
Average price per gallon of jet
fuel, including tax and hedge impact	125.3¢	94.1¢	78.2¢	86.5¢	81.0¢

Note 1 - Operating statistics include only the mainline operations of United. Mainline operations of United exclude the operations of independent regional carriers operating as United Express.

Note 2 - Passenger revenue per RPM is calculated as follows:
United passenger mainline revenue
Less: Industry and employee discounted tickets
Divided by RPMs

Note 3 - Operating revenue per ASM is calculated as follows:
United operating revenues
Less: Passenger revenue - Regional affiliates
Divided by ASMs

Note 4 - Operating expense per ASM is calculated as follows:
United operating expense
Less: Operating expense - Regional affiliates
Divided by ASMs

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        Over the past several years, the Company and the airline industry have been faced with severe business challenges and fundamental changes in the airline industry that have produced material adverse impacts on our results of operations, financial position and liquidity. We reported operating losses of $0.9 billion, $1.4 billion and $2.8 billion for the years ended December 31, 2004, 2003 and 2002, respectively; and we reported net losses of $1.7 billion, $2.8 billion and $3.2 billion for the same respective periods. Our ongoing losses and increasing leverage, coupled with our inability to obtain suitable sources of new financing and the initial rejection of our application for a loan guarantee by the ATSB in late 2002, resulted in the December 9, 2002 filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code for UAL, United and 26 direct and indirect wholly owned subsidiaries of the Company.

        Several significant events and trends have adversely impacted our operating revenues since 2000. General economic conditions in the United States began to weaken in 2001, and slower economic growth adversely impacted airline revenues for several years thereafter. The terrorist attacks of September 11, 2001, significantly reduced consumer demand for air travel well into 2002 due to ongoing consumer concerns about further terrorist activities. Enhanced airport security measures were enacted into law shortly after the terrorist attacks, which increased airport inconvenience and produced some negative customer reaction. Our revenues were also adversely affected by the enactment of federal taxes on ticket sales to fund those new security measures, which reduced our net revenues from ticket sales, since such taxes could not easily be passed on to customers in the form of higher ticket prices. The outbreak of Severe Acute Respiratory Syndrome in early 2003 further reduced demand for air travel for a time, particularly for air carriers like us with significant operations in Asia. The growth of low-cost carriers in the United States has placed further downward pressures on revenues by forcing us to compete with discounted fares offered by low-cost airlines in a growing percentage of the markets we serve. The growth of such low-cost carriers has also added new capacity into the domestic U.S. aviation system, which has further aggravated the imbalance between air transportation supply and demand. These and other adverse factors caused United mainline passenger revenue per revenue passenger mile to decline from 13.3 cents in 2000 (the last year we reported an operating profit) to 10.8 cents in 2004. We have been able to increase mainline load factors over the same time period to partially compensate for lower ticket prices. In addition, we have replaced some mainline flying by United with the operation of smaller aircraft by United Express regional carriers; these revenues have increased by 50% between 2002 and 2004.

        During the same time period, our operating expenses have fluctuated as we sought to restructure our obligations in bankruptcy, adjust our mainline and regional carrier operating capacity to match marketplace demand, and cope with historically high jet fuel prices throughout this period. United mainline operating cost per available seat mile increased from 10.6 cents in 2000 to 12.0 cents in 2001, and then declined to 10.2 cents by 2004. In spite of significant accomplishments in restructuring our operating expenses, including significant contributions from employees and creditors through the bankruptcy process, high fuel costs have had a significant adverse affect on unit operating costs, particularly in 2003 and 2004.

        In the summer of 2004, we identified a further $2 billion in required future annual cash savings (to be fully realized in fiscal year 2007) that we believe are necessary to qualify for non-guaranteed financing and to emerge from reorganization later in 2005. We are using all means available to us in the bankruptcy process to implement changes to our CBAs to enable us to achieve approximately $725 million in average annual labor savings toward the $2 billion goal. We are seeking operational savings and the termination and replacement of defined benefit pension plans to achieve the remainder of the $2 billion savings target.

Chapter 11 Restructuring Efforts

        The following sections describe details of restructuring efforts underway by the Company in the areas of labor agreements, defined benefit pension plans, business improvement initiatives, aircraft financings, municipal bond obligations, future operating fleet redeployment and reductions, and the ongoing bankruptcy claims resolution process. See Note 1, "Voluntary Reorganization Under Chapter 11" in the Notes to Consolidated Financial Statements for further information on the reorganization process.

        Labor Restructuring.  In March and April 2003, United employees represented by various unions ratified tentative agreements between the Company and their unions to amend the then-existing CBAs. These agreements, when combined with compensation savings from the non-represented salaried and management employee group, were expected to reduce our average annual labor costs by approximately $2.5 billion per year through 2009, as compared to expected costs under terms of the previous CBAs. We then devoted the next fourteen months of our restructuring to implementing a business plan to secure an ATSB loan guarantee on terms that would have allowed us to emerge from bankruptcy with these revised CBAs (and existing pension plans) intact.

        In June 2004, however, the ATSB issued a final denial for our application for a federal loan guarantee, resulting in a need for the Company to qualify for non-guaranteed exit financing. This new requirement, coupled with recent extraordinary increases in fuel prices and continuing weak revenue environment, made it necessary for us to revisit our proposed cost structure, particularly our expected labor costs, which remain our single largest operating expense. During the fourth quarter 2004, we advised the Bankruptcy Court that the continuing harsh financial environment across the industry, and for the Company, made termination and replacement of our defined benefit pension plans necessary and that, in addition, our updated business plan would require approximately $725 million in further average annual labor savings from our union and non-represented employees. In November 2004, we commenced the process available to us under Section 1113 of the Bankruptcy Code to modify our CBAs in an effort to achieve the necessary labor cost reductions from our union employees, and to eliminate any CBA requirement to maintain a defined benefit pension plan.

        Effective January 1, 2005, the Company reduced the compensation of its non-represented salaried and management employees and announced changes to benefits and productivity for this group. The combination of lower salaries, benefit changes and workforce reductions are expected to provide the Company with approximately $112 million of the targeted $725 million in average annual savings.

        On January 31, 2005, the Bankruptcy Court approved amended CBAs between the Company and AFA, ALPA, PAFCA and TWU (all of whom had ratified such amendments) that are expected to provide approximately $130 million, $181 million, $2.8 million and $0.2 million, respectively, in average annual savings through 2009 from changes in salaries, work rules and benefits. Together with savings expected from salaried and management employees, all expected savings realized to date for labor groups represents approximately 60% of the $725 million target.

        The ALPA, PAFCA and TWU contracts also include contingent commitments to issue, respectively, $550 million, $0.4 million and $24,000 in convertible notes upon the emergence of the Company from bankruptcy in the event the groups' defined benefit pension plans are terminated. These groups have agreed to eliminate any CBA requirement to maintain, and not to oppose efforts by the Company to terminate, their respective defined benefit pension plans.

        The AFA, ALPA, PAFCA, and TWU agreements each contain termination rights for the respective union. Among other things, all provide that the unions can terminate the agreement (upon two days notice and a failure of the Company to cure within twenty days) if the Company fails to obtain specified levels of average annual savings from all other union groups and the Company's salaried and management employees. Additionally, the PAFCA and TWU agreements each provide that the Company can terminate the agreements if a court of competent jurisdiction enters a final order that the Company is not entitled to terminate the defined benefit pension plans covering that employee group.

        We have been unable to reach ratified agreements on amended CBAs with the employees represented by IAM and AMFA. As such, on January 6, 2005, the Bankruptcy Court approved the Company's 1113(e) motion seeking interim savings from IAM. The Bankruptcy Court's order, effective through April 11, 2005, requires a temporary pay rate reduction for IAM-represented employees of 11.5% and provides that these employees will receive 70% of the pay they would normally have received for sick days taken.

        Likewise, on January 31, 2005, the Bankruptcy Court approved the Company's 1113(e) motion seeking interim savings from AMFA. The Bankruptcy Court's order, effective through May 31, 2005, requires a temporary pay rate reduction for AMFA-represented employees of 9.8% and that these employees receive 75% of the pay they would normally have received for sick days taken, up to the first 15 days.

        These interim cost savings ordered by the Bankruptcy Court will provide the Company with additional time to attempt to resolve the longer-term cost savings it needs from both IAM and AMFA and to work together to resolve pension issues. If the Company cannot reach ratifiable long-term agreements with both IAM and AMFA, as well as an agreement with AFA on pension matters, the Company will proceed to a trial under Section 1113(c) of the Bankruptcy Code, scheduled to begin on May 11, 2005 in the Bankruptcy Court.

        The Company has agreed to provide each union employee group a portion of the equity, securities or other consideration provided to general unsecured creditors under any plan of reorganization proposed or supported by the Company. Each union employee group is to receive a distribution based on the value of cost savings provided by that group.

        Pensions. Our projected minimum pension funding obligation between 2005 and 2010 is approximately $4.9 billion for our defined benefit pension plans, even after giving consideration to the temporary pension funding relief provided by the Pension Funding Equity Act of 2004. Effective July 2004, the Company ceased making contributions to its qualified defined benefit pension plans to preserve its liquidity and does not anticipate making further contributions; however, the Company is current on its pension premium payments to the Pension Benefit Guaranty Corporation ("PBGC") as of February 28, 2005. We believe that in order to obtain non-guaranteed exit financing, and successfully reorganize and emerge from Chapter 11 bankruptcy proceedings, it is necessary to terminate and replace our defined benefit pension plans. We are currently working with all employee groups to explore all issues and possibilities with respect to the future disposition of pension plans. If consensual agreement is not reached, the issue of pension termination also will be before the Bankruptcy Court at the trial scheduled to begin on May 11, 2005.

        On November 30, 2004, Independent Fiduciary Services, Inc., the independent fiduciary appointed by the Company for its pension plans, filed a motion in the Bankruptcy Court requesting the allowance of a $288 million to $993 million administrative claim against the Company for unpaid minimum funding contributions with respect to the following defined benefit pension plans maintained by the Company: the Flight Attendant Plan; the Union Ground Plan; and the Management, Administrative, and Public Contact Plan. This matter is currently pending before the Bankruptcy Court. See "Claims Resolution Process" below for further details.

        On December 30, 2004, the PBGC filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois (the "District Court") to seek the involuntary termination of the defined benefit pension plan of United's pilots. The PBGC is seeking to assume pension responsibility for the Company's active and retired pilots, with benefit accruals terminated effective December 30, 2004. The Company's motion to refer the PBGC's involuntary termination action to the Bankruptcy Court was granted by the District Court on January 27, 2005. The PBGC has indicated that it may appeal the District Court's decision. The Company is evaluating its legal and other options. The Company recorded a $152 million curtailment charge in the fourth quarter of 2004 relating to the PBGC's involuntary termination action.

        Similarly, on March 11, 2005, the PBGC filed a complaint against the Company in the U.S. District Court for the Eastern District of Virginia to seek the involuntary termination of the defined benefit pension plan of United's mechanics and related employees represented by AMFA; United's ramp and stores, food services, and security officer employees represented by IAM; and a small number of retired flight dispatchers. The PBGC is seeking to assume pension responsibility with benefits accruals terminated effective March 11, 2005. The Company is studying the PBGC's actions and evaluating its legal and other options.

        Historically, the Company has maintained a nonqualified supplemental retirement plan for management employees who have benefits under the tax-qualified pension plan that cannot be paid due to Internal Revenue Code ("IRC") limits on compensation or benefits. In June 2003, we terminated all participation and benefit payments under the nonqualified plan for those participants who had terminated employment with the Company prior to December 9, 2002. Effective February 28, 2005, we terminated the nonqualified supplemental plan for all remaining participants.

        Business Improvement Initiatives. As part of the Company's goal to achieve $2 billion in annual cash savings by fiscal year 2007, certain initiatives have been identified to more efficiently operate our business. For example, the Company expects to lower its cost of operations for aircraft maintenance and airports through more efficient use of labor and non-labor resources in those divisions. The cost of product distribution is also expected to be reduced by providing our customers with a better choice of low-cost means to reserve and purchase airline seats. The Company also expects to reduce costs through call center automation, outsourcing and renegotiation of United Express ground handling and air contracts. The Company did achieve significant savings in 2003 and 2004 in business improvement initiatives like these towards accomplishing the $5 billion in cash savings already realized, and it expects to achieve similar types of savings toward the new goal of $2 billion in cash savings in future years.

        Section 1110 Aircraft Restructuring.  All vendors are being paid for all goods furnished and services provided after the Petition Date in the ordinary course of business. However, under Section 362 of the Bankruptcy Code, actions to collect most of our pre-petition liabilities are automatically stayed, among other things, except for liabilities relating to certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract. Under Section 1110 of the Bankruptcy Code, actions to collect such aircraft-related pre-petition liabilities are automatically stayed for 60 days after the Petition Date (the stay of such actions in our case ended on February 7, 2003), except under two conditions: (a) the debtor may extend the 60-day period by agreement with the relevant financier and with court approval; or (b) the debtor may agree to perform all of the obligations under the applicable lease or financing and cure any defaults as required under the Bankruptcy Code. If neither of these conditions is met, the lessor or financier may demand the return of the aircraft and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such property.

        We have negotiated with our aircraft lessors and lenders to restructure existing financings to reduce aircraft ownership costs to better reflect current market rates, and we have reached agreements in principle to restructure transactions with respect to a majority of our financed aircraft. However, the need for further cost reductions due to difficult changes in the airline industry, substantially higher fuel prices and the continuing weak revenue environment, has required us to re-examine these agreements and to seek to renegotiate certain of those financings. To the extent we are unable to restructure any financings that we believe are unaffordable under our revised business plan, we may face the possibility that one or more lessors or lenders may seek to repossess aircraft. We also will need to finalize those agreements in principle, and to the extent we are unable to do so, we may likewise face the possibility of repossessions. In either case, the loss of a significant number of aircraft could result in a material adverse effect on our financial and operational performance.

        We are currently in discussions with a large group of mostly public-market financiers to renegotiate an agreement in principle for a group of aircraft reached in the summer of 2004 from which we subsequently withdrew due to the need for further cost reductions. While we believe we can ultimately reach a mutually acceptable restructuring for the continued use of these aircraft at affordable rates, the financiers have demanded the return of certain aircraft and there can be no assurance that these aircraft will be available for our continued use. To date, repossession of these aircraft has been enjoined by the Bankruptcy Court, but to the extent the Bankruptcy Court, or another court of competent jurisdiction, permits the repossession of these or other aircraft, our financial and operational performance could be adversely affected.

        We have also rejected or abandoned certain surplus aircraft to adjust our fleet size and composition to more closely match market demand, and are continuing this process to achieve a reduced fleet of 455 aircraft in the first half of 2005. In addition, as part of ongoing negotiations with financiers, we have converted many long-term financing arrangements into short-term operating leases and, in several instances, re-acquired previously rejected aircraft as circumstances warranted.

        Redeployment and Reduction of Fleet.  On October 6, 2004, the Company announced a plan to expand its international route network, redeploying aircraft to more profitable routes and reducing the overall size of its mainline fleet. These actions are part of the Company's ongoing strategy to adjust fleet size and route mix to current market conditions, which continue to be intensely competitive. Fundamental changes in our industry demand that we take aggressive steps now to implement this plan to ensure that we remain competitive. In the first half of 2005, the Company expects to:

  Reallocate aircraft to more profitable routes, expanding and strengthening the international network, which will account for over 40 percent of United's global capacity, while shifting some additional domestic flying to United Express.
  Reduce United's mainline fleet to 455 aircraft - 42 fewer aircraft than United flew in December 2004 and a reduction of 112 aircraft (or nearly 20 percent) of the fleet since December 2002.
        These changes are expected to result in international ASMs increasing by 14 percent, with United mainline domestic ASMs declining by 12 percent, for a total systemwide ASM decline of 3 percent in 2005 as compared to 2004.

        In addition, the Ted fleet of aircraft will grow from 47 to 56 aircraft. The Company plans to expand its Ted fleet by converting nine mainline A320 aircraft to the Ted configuration.

        Municipal Bond Obligations. As a result of our bankruptcy filing, we are not permitted to make payments on unsecured pre-petition debt. We have been advised that our special facility revenue bonds ("municipal bonds") may be unsecured (or in certain instances, partially secured) pre-petition debt. At December 31, 2004, we had approximately $1.7 billion outstanding in municipal bonds that were issued on behalf of United to finance the construction of improvements at airport-related facilities.

        During 2003, we filed complaints for declaratory judgment and corresponding motions for temporary restraining orders concerning United's municipal bond obligations (which represent approximately $509 million in principal) for facilities at the Denver International Airport ("DEN"), the New York City - John F. Kennedy International Airport ("JFK"), the San Francisco International Airport ("SFO"), and the Los Angeles International Airport ("LAX"). In each case, we sought clarification of our obligations to pay principal and interest under the applicable municipal bonds, and the protection of our rights concerning related airport lease agreements at the applicable airports. In addition, we filed a complaint for declaratory judgment for all seven municipal bond issues (which represents approximately $601 million in principal) relating to our facilities at Chicago O'Hare International Airport ("O'Hare"), seeking, among other things, a declaration that a certain cross-default provision in the O'Hare airport lease is unenforceable.

        We have received a favorable ruling for JFK, and adverse rulings for DEN, SFO and LAX. The Company has appealed each of these adverse rulings and expects that the defendants will appeal the ruling in the JFK matter. The outcome of these matters is uncertain and, therefore, the ultimate treatment of these municipal bond obligations in reorganization is uncertain.

        On February 15, 2005, the Bankruptcy Court approved an agreement resolving the disputes between the parties to the O'Hare proceeding that in effect reduces the Company's indebtedness related to these bond issues from approximately $601 million to $150 million (the "O'Hare Settlement Agreement"). The City of Chicago, a party to these adversary proceedings, is not a party to the O'Hare Settlement Agreement.

        For further details, see Note 16 "Commitments, Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements.

        Claims Resolution Process. As permitted under the bankruptcy process, our creditors have filed proofs of claim with the Bankruptcy Court and we expect new claims to be filed in the future. Approximately 44,000 proofs of claim (including late-filed claims) have been filed so far with the Bankruptcy Court requesting payments from United. Through the claims resolution process we have identified many claims which we believe should be disallowed by the Bankruptcy Court, for a number of reasons such as our identification of claims that are duplicative, have been amended or superseded by later filed claims, are without merit, or are otherwise overstated. We have filed omnibus objections to many of these claims and will continue to file additional objections. As of December 31, 2004, approximately 31,000 of the total claims have either been withdrawn by the claimants or disallowed by the Bankruptcy Court.

        As of December 31, 2004, approximately 13,000 proofs of claim totaling $57 billion remain filed with the Bankruptcy Court. The remaining amount of the proofs of claim filed continues to far exceed our estimate of ultimate liability. Differences in amount between claims filed by creditors and liabilities shown in our records continue to be investigated and resolved in connection with our claims resolution process. While we have made significant progress to date, we expect this process to continue for some time and believe that further resolution of claims will enable us to determine with more precision the likely range of creditor distributions under a proposed plan of reorganization. We have recorded liability amounts for the claims that can be reasonably estimated and which we believe are probable of being allowed by the Bankruptcy Court and we have classified these as liabilities subject to compromise in the attached Statements of Consolidated Financial Position.

        We will continue to evaluate existing and new claims filed and will make adjustments, as appropriate. To date, such adjustments have been material and we anticipate that future adjustments will be material as well. At this time, the ultimate number and allowed amount of such claims cannot be determined, due primarily to the uncertainties of the Chapter 11 process, and the in-progress state of our investigation and resolution of submitted claims.

Results of Operations

        The air travel business is subject to seasonal fluctuations. Our operations can be impacted by adverse weather and our first- and fourth-quarter results normally reflect reduced travel demand. Historically, results of operations are better in the second and third quarters. From 2001 through 2003, however, the typical seasonal relationships were distorted by the events of September 11, 2001, the fear of terrorism, the Iraq war, fluctuations in fuel prices, and general economic conditions. The Company experienced a more typical seasonal pattern of financial results in 2004.

        Summary of Results. UAL's loss from operations was $(0.9) billion in 2004, compared to $(1.4) billion in 2003 and $(2.8) billion in 2002. UAL's net loss for 2004 was $(1.7) billion, or $(15.25) per share, compared to $(2.8) billion, or $(27.36) per share in 2003 and $(3.2) billion, or $(53.55) per share in 2002.

        The 2004 results included a favorable adjustment to passenger mainline revenue of $60 million, an operating charge of $47 million related to our Mileage Plus frequent flyer program and non-operating special items of $5 million. Additionally, non-operating expense includes $158 million in gains from the sale of investments as well as $611 million in reorganization expenses related to our bankruptcy filing.

        The 2003 results include operating special items of $178 million (including curtailment charges of $152 million) and non-operating special items of $251 million. Additionally, non-operating expense includes $300 million in government compensation and $158 million in gains from the sale of investments, as well as $1.2 billion in reorganization expenses related to our bankruptcy filing.

        The 2002 results include operating special items of $149 million. Additionally, non-operating expense includes $130 million in government compensation and $46 million in gains from the sale of investments, as well as $10 million in reorganization costs.

        Certain items are described more fully in Note 1, "Voluntary Reorganization Under Chapter 11," Note 3, "Special Items," and Note 7 "Investments" in the Notes to Consolidated Financial Statements.

        As of third quarter 2004, all of our United Express regional carrier revenues and expenses are presented gross on our financial statements. Prior periods have been reclassified to conform to this presentation. See Note 2(i), "Summary of Significant Accounting Policies - United Express" in the Notes to Consolidated Financial Statements.

2004 Compared with 2003 -
        Operating Revenues. Consolidated operating revenues increased by 10%, or $1.5 billion, in 2004 as compared to 2003, and United's mainline revenue per available seat mile increased 1% from 9.57 cents to 9.70 cents. Mainline passenger revenues increased 10%, or $1.2 billion, primarily due to a 10% increase in revenue passenger miles. United's system available seat miles increased 6% and passenger load factor increased 2.7 points to 79.2%. The following analysis by market is based on information reported to the DOT for United:

2004	System	Domestic	Pacific	Atlantic	Latin
Passenger revenues (in millions)	$ 12,483	$ 8,128	$ 2,277	$ 1,716	$ 362

Increase (Decrease) from 2003:
Passenger revenues (in millions)	1,166	283	622	257	4
Passenger revenues (percent)	10%	4%	38%	18%	1%

Available seat miles (capacity)	6%	5%	15%	5%	(13%)
Passenger load factor	2.7 pts	2.3 pts	4.4 pts	2.2 pts	4.2 pts
Revenue passenger miles (traffic)	10%	9%	22%	8%	(8%)
Revenue per revenue passenger mile (yield)	-	(4%)	13%	11%	11%

        Cargo revenues increased by 12%, or $74 million, in 2004 as compared to 2003 due to a 5% increase in cargo ton miles and a 6% increase in cargo yields. Other operating revenues decreased 12%, or $175 million, primarily due to a decrease of $295 million in United Airlines Fuel Corporation ("UAFC") fuel sales to third parties, partially offset by increases in third party maintenance revenues and ULS revenues.

        Operating Expenses. Consolidated operating expenses increased 6%, or $957 million, in 2004 as compared to 2003 and United's mainline cost per available seat mile decreased 3% from 10.46 cents to 10.16 cents.

(In millions) Operating expenses:	Increase/(Decrease) from 2003	Percentage Change
Salaries and related costs	$ (371)	(6.9%)
Aircraft fuel	871	42.0%	(a)
Regional affiliates	504	26.2%	(b)
Purchased services	161	12.4%	(c)
Landing fees and other rent	34	3.7%
Depreciation and amortization	(94)	(9.7%)
Aircraft maintenance	175	30.6%	(d)
Cost of sales	(250)	(26.1%)	(e)
Aircraft rent	(79)	(12.9%)	(f)
Commissions	28	10.1%	(g)
Other	4	0.3%
Special items (Note 3)	(26)	(100%)
	$ 957	5.9%

    (a)  Increased primarily as a result of a 33% increase in the average cost of fuel (including tax and hedge impact) and a 7% increase in consumption.
    (b)  Increased primarily due to increased capacity flown by our regional carriers.
    (c)  Increased as a result of increased levels of outsourcing of cargo handling and aircraft cleaning; higher credit card discount fees and computer reservation system fees associated with higher passenger revenues; and increased professional fees.
    (d)  Increased due to higher levels of maintenance activity, including contracted maintenance and maintenance materials.
    (e)  Decreased primarily due to lower third-party fuel sales by UAFC.
    (f)   Decreased due to restructuring of aircraft lease obligations and fleet reductions.
    (g)  Increased due to higher commissionable passenger revenues.

        Other income (expense). Other non-operating expense amounted to $424 million in 2004 compared to $478 million in 2003, excluding special items, reorganization items, gains on sales and government compensation. Interest expense decreased 15%, or $78 million, primarily due to a lower number of mortgaged aircraft and lower fees and interest associated with our debtor-in-possession secured financing ("DIP Financing"). Interest income decreased 55%, or $30 million, primarily due to interest income on IRS tax refunds received in 2003 offset partially by higher amounts of interest earned on restricted cash in 2004.

2003 Compared with 2002 -
        Operating Revenues. Consolidated operating revenues decreased 6%, or $894 million, in 2003 as compared to 2002 and United's mainline revenue per available seat mile increased 1% from 9.52 cents to 9.57 cents. Mainline passenger revenues decreased 7%, or $810 million, due to a 5% decrease in revenue passenger miles and a 2% decrease in yield. United's system available seat miles decreased 8%; however, passenger load factor increased 3.0 points to 76.5%. The following analysis by market is based on information reported to the DOT for United:

2003	System	Domestic	Pacific	Atlantic	Latin
Passenger revenues (in millions)	$ 11,317	$ 7,845	$ 1,655	$ 1,459	$ 358

Increase (Decrease) from 2002:
Passenger revenues (in millions)	(810)	(384)	(302)	(72)	(52)
Passenger revenues (percent)	(7%)	(5%)	(15%)	(5%)	(13%)

Available seat miles (capacity)	(8%)	(6%)	(13%)	(10%)	(18%)
Passenger load factor	3.0 pts	4.1 pts	(1.6) pts	1.8 pts	8.6 pts
Revenue passenger miles (traffic)	(5%)	-	(14%)	(8%)	(7%)
Revenue per revenue passenger mile (yield)	(2%)	(4%)	(1%)	(1%)	(6%)

        Cargo revenues decreased 6%, or $43 million, in 2004 as compared to 2003 due to a 17% decrease in cargo ton miles partially offset by a 13% increase in cargo yield. Other operating revenues decreased 17%, or $289 million, primarily due to a $209 million decrease in UAFC fuel sales to third parties, as well as decreases in third-party maintenance revenues and ULS revenues.

        Operating Expenses. Consolidated operating expenses decreased 13%, or $2.4 billion, in 2003 as compared to 2002 and United's mainline cost per available seat mile decreased 8% from 11.32 cents to 10.46 cents.

(In millions) Operating expenses:	Increase/(Decrease) from 2002	Percentage Change
Salaries and related costs	$ (1,641)	(23.4%)	(a)
Aircraft fuel	151	7.9%
Regional affiliates	300	18.5%	(b)
Purchased services	(110)	(7.8%)
Landing fees and other rent	(91)	(8.9%)
Depreciation and amortization	8	0.8%
Aircraft maintenance	12	2.1%
Cost of sales	(207)	(17.8%)	(c)
Aircraft rent	(239)	(28.1%)	(d)
Commissions	(139)	(33.4%)	(e)
Other	(292)	(18.7%)	(f)
Special items (Note 3)	(123)	(82.6%)
	$ (2,371)	(12.7%)

    (a)  Decreased primarily as the result of lower capacity and new labor agreements for all employee groups that both lowered wage and benefit levels and enabled significant enhanced productivity levels. The 2003 amount also includes a one-time benefit of $102 million for the reversal of a contractual payment to certain employees and changes in vacation accruals as a result of new lower pay rates for all union groups, and a curtailment charge of $152 million.
    (b)  Increased primarily due to increased capacity flown by our regional carriers.
    (c)  Decreased due to lower third-party fuel sales by UAFC.
    (d)  Decreased due to the restructuring and rejections of aircraft financings under Section 1110.
    (e)  Decreased primarily due to a decrease in commissionable revenues.
    (f)   Decreased primarily due to volume-driven decreases in crew layover expenses and food and beverage costs.

        Other income (expense). Other non-operating expense amounted to $478 million in 2003 compared to $527 million in 2002, excluding special items, reorganization items, gains on sales and government compensation. Interest expense decreased 11%, or $63 million, as we discontinued recording interest expense on all unsecured pre-petition debt. Interest capitalized decreased 88%, or $22 million, as we discontinued capitalizing interest on advance payments for aircraft pending discussions with the aircraft manufacturers regarding the status of future deliveries.

Liquidity and Capital Resources

         The matters described in "Liquidity and Capital Resources," to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 reorganization process. Those proceedings involve, or may result in, various restrictions on the Company's activities, limitations on financing, and may require Bankruptcy Court and Creditors' Committee approval for various matters, and may create uncertainty as to ongoing relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business.

        Generally, under the Bankruptcy Code most of a debtor's liabilities must be satisfied in full before the debtor's stockholders can receive any distribution on account of such shares. The rights and claims of our various creditors and security holders will be determined by the confirmed plan of reorganization. It is likely that pre-petition unsecured claims against the Company will be substantially impaired in connection with our reorganization. At this time we can make no prediction concerning how each of these claims will be valued in the bankruptcy proceedings. We believe that UAL's presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization that we propose.

        Liquidity. UAL's total of cash, cash equivalents and short-term investments, including restricted cash, was $2.2 billion at December 31, 2004, compared to $2.4 billion at December 31, 2003.

        As of December 31, 2004, we had $877 million in restricted cash, an increase of $198 million as compared to December 31, 2003. Restricted cash primarily represents cash collateral to secure workers' compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. Prior to 2003, we met many of these obligations (which were smaller in amount) through surety bonds or secured letters of credit; however, such facilities are currently largely unavailable to us. As a result, we may be required to post significant additional cash collateral to meet such obligations in the future.

        The Company's agreement with a bank for MasterCard and Visa processing currently does not provide the bank with the right to withhold any significant cash deposit to secure the bank's potential obligations to card holders in the event the Company does not provide the promised transportation services. This five-year agreement expires on January 16, 2006. The Company is currently negotiating the terms of a replacement agreement. In the event that the Company does not successfully negotiate a replacement agreement on similar terms to the current agreement, it is possible that the Company will be required to provide a significant cash deposit to secure future processing of MasterCard and Visa charges for the Company's ticket sales.

        Operating Activities. For the year ended December 31, 2004, we generated cash flow from operations of $99 million, a significant decline of $902 million from operating cash flows generated in 2003. Operations used cash of $1.1 billion in 2002. The significant improvement in operating cash flow in 2003 was partly due to the receipt of $365 million in income tax refunds and $314 million in government compensation, together with other working capital changes.

        In October 2003, United and one of its subsidiaries, UAFC, entered into an agreement with a third party to supply approximately 50% of the fuel required by United and UAFC and assume some of their supply, infrastructure and third-party sale agreements. The third party acquires fuel on behalf of United and UAFC, transports it and maintains minimum inventory levels at specified locations for subsequent sale to them. Under this arrangement, the Company generated approximately $105 million of additional working capital during 2004 by reducing working capital requirements for fuel inventory and accounts receivable.

        We contributed $127 million towards our pension funding obligations in 2004 and $6 million in 2003, but made no cash contributions in 2002. Instead, we met our minimum required contribution in 2002 by using a portion of our credit balance (the cumulative difference between the prior year's minimum required contributions and actual contributions). We currently anticipate that we will not make any further cash pension contributions, and believe that it will be necessary for the Company to terminate and replace its defined benefit pension plans to obtain non-guaranteed exit financing and successfully emerge from bankruptcy. Detailed information regarding our pension plans is included in Note 15, "Retirement and Postretirement Plans" in the Notes to Consolidated Financial Statements.

        Investing Activities. Cash used in investing activities was $322 million in 2004 compared to cash generated from investing activities of $271 million in 2003 and $71 million in 2002. The change from 2003 to 2004 primarily reflects fewer short-term investment conversions to cash, increased property additions (including aircraft and aircraft spare parts), fewer proceeds from aircraft sales and increased credit card holdbacks. During 2004, we re-acquired two B737, one B757 and one B777 aircraft (all of which were previously rejected). In addition, four B767 aircraft were transferred to non-operating status, and we rejected (and/or returned to the lessor) 27 B737, two B747, two B767 and four B777 aircraft under Section 1110 of the Bankruptcy Code.

        Additionally, during 2004, we received $218 million from the sales of our investments in Orbitz and Air Canada. In 2003 and 2002, we received $150 million and $137 million, respectively, related to the sale of our investments in Hotwire, Orbitz and Cendant.

        Financing Activities. Cash flows used in financing activities were $46 million in 2004 and $336 million in 2003, compared to cash flows generated from financing activities of $266 million in 2002. During 2004, we made principal payments under debt and capital lease obligations of $180 million and $244 million, respectively. These amounts represent payments made under Section 1110 elections for aircraft obligations, which are currently classified as liabilities subject to compromise.

        During 2004, we made $313 million in principal payments on the DIP Financing. In addition, we renegotiated and expanded our DIP Financing availability, allowing us to borrow an additional $513 million.

        During 2003, the sale of two B747 aircraft and certain equity investments enabled us to pay down a portion of the DIP Financing, allowing for additional amounts to be drawn during the year. This activity resulted in a net reduction to our obligations under the DIP Financing of $37 million.

        At December 31, 2004, we had a total of $863 million in debt outstanding under the DIP Financing and $37 million in letters of credit. For further details, see Note 1, "Voluntary Reorganization Under Chapter 11 - DIP Financing" in the Notes to Consolidated Financial Statements.

        Capital Commitments and Off-Balance Sheet Arrangements.  Our business is very capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. In the past, we have funded the acquisition of aircraft through outright purchase, by issuing debt, by entering into capital or operating leases, or through vendor financings. We also often enter into long-term lease commitments with airports to ensure access to terminal, cargo, maintenance and other required facilities. As can be seen in the table below, these operating lease commitments (which are sometimes referred to as "off-balance sheet arrangements") are significant.

        Following is a summary of our material contractual cash obligations as of December 31, 2004:

(In billions)	One year	Years	Years	After
	or less	2 and 3	4 and 5	5 years	Total
Long-term debt, including current portion	$ 0.9	$ -	$ -	$ 0.1	$ 1.0
Long-term debt included in liabilities
subject to compromise	0.1	0.2	0.3	1.3	1.9
Capital lease obligations	0.2	0.4	0.4	0.7	1.7
Operating lease obligations	1.4	2.5	2.4	8.2	14.5
Postretirement obligations	0.2	0.3	0.3	0.1	0.9
Capital spending commitments	0.1	0.6	0.9	0.2	1.8
Total contractual cash obligations	$ 2.9	$ 4.0	$ 4.3	$ 10.6	$ 21.8

        Although we are not generally permitted to make any payments on pre-petition debt as a result of the bankruptcy filing, we have reached agreements with certain aircraft financiers under Section 1110 of the Bankruptcy Code and received approval from the Bankruptcy Court to continue to make payments on certain aircraft debt and lease obligations. The amounts included in the above table represent only those obligations for which we have finalized an agreement; however, these numbers are still subject to change until such time as the plan of reorganization is approved and we emerge from bankruptcy. In addition, we may still assume, assume and assign or reject certain executory contracts and unexpired leases pursuant to the Bankruptcy Code. As a result, we anticipate that other lease obligations as currently quantified in the preceding table will continue to change.

        At December 31, 2004, our qualified and non-qualified future cash pension obligations approximated $4.9 billion for the period of 2005 through 2010. Our future cash pension obligations under existing plan provisions would be $1.3 billion in 2005, $2.7 billion in 2006 and 2007, $0.8 billion in 2008 and 2009 and $0.1 billion in 2010. Due to uncertainties regarding significant assumptions, such as interest rates and asset returns, involved in estimating future required contributions to our defined benefit pension plans, we are not able to reasonably estimate our future required contributions beyond 2010. Effective July 2004, the Company ceased making contributions to its qualified defined benefit pension plans to preserve its liquidity and does not anticipate making further contributions. The Company believes that in order to obtain non-guaranteed exit financing, and successfully reorganize and emerge from Chapter 11 bankruptcy proceedings, it will be necessary to terminate and replace its defined benefit pension plans. On December 30, 2004 and March 11, 2005, the PBGC filed complaints against the Company to seek the involuntary termination of the defined benefit pension plan for certain employee groups.  These estimated amounts of future cash obligations provided above do not assume termination of any defined benefit pension plan nor do they take into consideration any cash obligations that may arise from any replacement plans. Due to significant uncertainties surrounding the future disposition of the Company's defined benefit pension plans, related estimated cash obligations have been omitted from the table of material contractual cash obligations above.  See "Chapter 11 Restructuring Efforts - Pensions" above for further details.

        At December 31, 2004, our future cash postretirement benefit payments approximated $0.9 billion for the period of 2005 through 2010. Due to uncertainties regarding significant assumptions involved in estimating future benefit payments under our postretirement obligations (such as health care cost trend rates), we are not able to reasonably estimate our future required cash flows beyond 2010.

         At December 31, 2004, future commitments for the purchase of property and equipment, principally aircraft, approximated $1.8 billion, after deducting advance payments. Our current commitments are primarily for the purchase of A319, A320 and B777 aircraft. However, since September 11, 2001, we have reached agreements with the aircraft manufacturers enabling us to delay delivery of future orders. Since flexibility with our fleet plan is critical to our overall restructuring, we continue to hold discussions regarding future deliveries and it is likely that the amount and timing of these obligations will change, and could potentially be eliminated in their entirety. The disposition of $161 million of advance payments made by the Company to the manufacturers is also uncertain and will be subject to the ultimate outcome of these discussions. In March 2005, United reached an agreement with respect to the undelivered B777 aircraft, eliminating this obligation and allowing United to use a significant portion of the approximately $45 million in associated advance payments for other purposes. However, since that agreement remains subject to Bankruptcy Court approval, we have not excluded those commitments from the obligations above.

        See Note 9, "Long-Term Debt," Note 10, "Lease Obligations," Note 15, "Retirement and Postretirement Plans" and Note 16, "Commitments, Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements for additional discussion of these items.

       Off-Balance Sheet Arrangements - An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or that engages in leasing, hedging or research and development arrangements with the Company. The Company has off-balance sheet arrangements related to (1) and (4) above as noted below.

        Certain municipalities issued municipal bonds on behalf of United to finance the construction of improvements at airport-related facilities. The Company leases facilities at airports where municipal bonds funded at least some of the construction of airport-related projects. However, as a result of our bankruptcy filing, we are not permitted to make payments on unsecured pre-petition debt. We have been advised that our municipal bonds may be unsecured (or in certain instances, partially secured) pre-petition debt. At December 31, 2004, $1.2 billion in principal of such bonds was outstanding but not recorded in the Statements of Consolidated Financial Position in accordance with generally accepted accounting principles ("GAAP"). The Company has determined that these bonds are pre-petition obligations and accordingly has reclassified certain accrued and unpaid rent pertaining to these off-balance sheet arrangements to liabilities subject to compromise. As of December 31, 2004, UAL and United had jointly guaranteed $60 million of such bonds and United had guaranteed $1.2 billion of such bonds, including accrued interest. For further details, see "Municipal Bond Obligations" above and Note 16 "Commitments, Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements.

        We have various financing arrangements for aircraft in which the lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities; however, we are not considered the primary beneficiary of the leasing entities since the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. These financing arrangements include 114 aircraft operating leases that contain a fair market value purchase option. These leases are subject to, and would become effective upon, the assumption of the leases by United in association with confirmation of a plan of reorganization. In addition, the Company has 84operating leases that have either fixed price or fair market value purchase options, the majority of which the Company expects to renegotiate as permitted under Section 1110. United does not guarantee the residual value of these leased aircraft.

        In addition, the Company has operating leases, primarily for aircraft (including the aircraft noted above), with total future minimum lease payments of $14.5 billion as of December 31, 2004. For detailed information, see Note 10, "Lease Obligations" in the Notes to Consolidated Financial Statements.

        Capital Resources. J.P. Morgan Chase Bank, Citicorp USA, Inc., The CIT Group/Business Credit, Inc. and General Electric Capital Corporation provide our DIP Financing, a $1.0 billion financing facility of which only $900 million is available due to a $100 million holdback for collateral maintenance and liquidation expenses. The DIP Financing consists of a revolving credit and letter of credit facility of $200 million and a term loan of $800 million, which matures on September 30, 2005. At December 31, 2004, we had outstanding borrowings of $863 million and issued letters of credit totaling $37 million. Therefore, we currently do not have any additional access to capital under the DIP Financing. We believe that the existing DIP Financing is adequate to provide for our projected future liquidity needs through our emergence from bankruptcy.

        With the historically high fuel prices and continuing weak revenue environment, we have continued to restructure our costs to achieve a business plan that will permit the Company to qualify for non-guaranteed exit financing for our projected future liquidity needs upon emergence from bankruptcy. This non-guaranteed exit financing, together with other available cash and cash flows from future operations, is expected to provide us with adequate levels of liquidity necessary for our ongoing operations and to service our restructured fixed obligations. We expect that in order for the Company to qualify for non-guaranteed exit financing, we will be required to conform to financial covenants, and that such financing would be approved as part of an overall plan of reorganization. However, the Company cannot guarantee that such financing will be obtained, or that a plan of reorganization will be approved or implemented successfully.

Other Information

        Price Competition.  United's domestic competitors have initiated fundamental changes to their fare structures to compete with low-cost carriers with significant fare adjustments continuing to occur in early 2005. Fare discounting by competitors has historically had a negative effect on our financial results because we are generally required to match competitors' fares to maintain passenger traffic. Because of vastly different cost structures, low ticket prices that generate a profit for a low-cost carrier usually have a negative effect on our financial results. We are unable to accurately predict the financial impact of existing and future competitive fare adjustments on our financial results.

       Foreign Operations. We generate revenues and incur expenses in numerous foreign currencies. Such expenses include aircraft leases, commissions, catering, personnel expense, advertising and distribution costs, customer service expenses and aircraft maintenance. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses.

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

        Our biggest net foreign currency exposures are typically for the Australian dollar, British pound, Canadian dollar, Chinese renminbi, Hong Kong dollar and Japanese yen. The table below sets forth our exposure to various currencies for 2004:

	Operating revenue net of operating expense
Currency (in millions)	Foreign Currency	USD
	Value	Value
Canadian dollar	174	$ 134
British pound	70	128
Chinese renminbi	876	106
Australian dollar	146	103
Hong Kong dollar	733	97
Japanese yen	9,953	91

        Our foreign operations involve insignificant amounts of dedicated physical assets; however, we do have sizable intangible assets related to our previous acquisitions of Atlantic and Latin American route authorities. Because operating authorities in international markets are governed by bilateral aviation agreements between the U.S. and foreign countries, changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could adversely impact the value of our international route authorities. Significant changes in such policies could also have a material impact on our operating revenues and results of operations.

        Environmental and Legal Contingencies.  United has been named as a Potentially Responsible Party at certain Environmental Protection Agency or State Environmental Protection Agency ("EPA or State EPA") cleanup sites that have been designated as Superfund Sites. Our alleged proportionate contributions at the sites are minimal; however, at sites where the EPA or State EPA has commenced litigation or administrative proceedings, potential liability is joint and several. Additionally, we have participated and are participating in remediation actions at certain other sites, primarily airports. We accrue the estimated cost of these actions when we have determined that it is probable that we are liable. Environmental regulations and remediation processes are subject to future change, and determining the actual cost of remediation often requires further investigation and additional progress of the remediation. Therefore, the ultimate disposition cannot be exactly predicted. However, while such ultimate cost may vary from our current estimate, we believe the difference between the accrued reserve and the ultimate liability will not be material.

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

        As a result of our Chapter 11 filing, as of the Petition Date virtually all pending litigation is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Company.

        Critical Accounting Policies.  Critical accounting policies are defined as those that are affected by significant judgments and uncertainties and potentially could result in materially different accounting under different assumptions and conditions. We have prepared the accompanying financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. We have identified the following critical accounting policies that impact the preparation of these financial statements.

        Accounting for Long-Lived Assets. We have approximately $14.2 billion in net book value of operating property and equipment at December 31, 2004. In addition to the original cost of these assets, their recorded value is impacted by a number of accounting policy elections, including the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.

        We record aircraft at acquisition cost. Depreciable life is determined through economic analysis, such as reviewing existing fleet plans, and comparing estimated lives to other airlines that operate similar fleets. Older generation aircraft are assigned lives of 25 years that is generally consistent with the experience of United and the practice of other airlines. As aircraft technology has improved, useful life has increased and we have estimated the lives of "new generation" aircraft to be 30 years. Residual values are estimated based on our historical experience with regards to the sale of both aircraft and spare parts, and are established in conjunction with the estimated useful lives of the related fleets. Residual values are based on current dollars when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life. Both depreciable lives and residual values are revised periodically to recognize changes in our fleet plan and other relevant information.

        Our policy is to recognize an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset's book value and fair market value (sometimes estimated using third-party appraisals). Typically, we estimate the undiscounted future cash flows for our various aircraft with financial models used by the Company to make fleet and scheduling decisions. These models utilize our projections of passenger yield, fuel costs, labor costs and other relevant factors specific to the markets where the aircraft will operate.

        In 2003, this process resulted in the recognition of an impairment charge of $26 million for the early retirement of the B767-200 aircraft fleet. (See Note 3, "Special Items" in the Notes to Consolidated Financial Statements.)

        See Note 2(f), "Summary of Significant Accounting Policies - Operating Property and Equipment" in the Notes to Consolidated Financial Statements for additional information regarding United's policies on accounting for long-lived assets.

        Frequent Flyer Accounting. United's Mileage Plus frequent flyer program awards miles to passengers who fly on United, Ted, United Express, the Star Alliance carriers and certain other airlines that participate in the program. Additionally, United sells mileage credits to participating airline partners in the Mileage Plus program and ULS sells mileage credits to non-airline business partners. In either case, the outstanding miles may be redeemed for travel on any airline that participates in the program (in which case, United pays a designated amount to the transporting carrier). The Company has an obligation to provide this future travel; therefore, we recognize a liability and corresponding expense for mileage earned by passengers who flew on United, Ted, United Express, Star Alliance partners, or one of the Mileage Plus airline partners. For miles earned by members through non-airline business partners, a portion of revenue from the sale of mileage is deferred and recognized when the transportation is provided.

        At December 31, 2004, our estimated outstanding number of awards to be issued against earned and outstanding mileage credits was approximately 10.2 million, as compared with 9.7 million at the end of the prior year. We currently estimate that approximately 8.4 million of these awards will ultimately be redeemed and, accordingly, have recorded a liability of $840 million, which includes the deferred revenue from the sale of miles to non-airline business partners. We utilize a number of estimates in accounting for the Mileage Plus program that require management judgment.

        Members may not reach the threshold necessary for a free ticket award and outstanding miles may not always be redeemed for free travel. Therefore, based on historical data and other information, we estimate how many miles will never be used for an award and exclude those miles from our estimate of the Company's liability. We also estimate the number of miles that will be used per award which can vary depending upon member choices from alternatives. If actual miles used are more or less than previously estimated, we must subsequently adjust the liability and corresponding expense.

        When a travel award level is attained by a Mileage Plus member, we record a liability for the estimated incremental cost to United of providing the related future travel, based on expected redemption. For award redemptions on United, United's incremental costs are estimated to include variable items such as fuel, meals, insurance and ticketing costs, for what would otherwise be a vacant seat. The estimate of incremental costs does not include any indirect costs or contribution to overhead or profit. A change to these cost estimates could have a significant impact on our liability in the year of change as well as in future years, since underlying variable cost factors (such as the price of fuel) can vary significantly from period to period.

        In 2004, 1.7 million Mileage Plus travel awards were used on United as compared to 2.0 million in each of 2003 and 2002. This number represents the number of awards for which travel was actually provided and not the number of seats that were allocated to award travel. These awards represented 7.4% of United's total revenue passenger miles in 2004, 9.0% in 2003 and 7.8% in 2002. Passenger preference for Saver awards, which have stringent seat inventory level limitations, keeps the potential displacement of revenue passengers by award travel at an acceptable level. Total miles redeemed for travel on United in 2004, including travel awards and class-of-service upgrades, represented 77% of the total miles redeemed, of which 71% were used for travel within the U.S. and Canada.

        In addition to the awards issued for travel on United, approximately 23% of the total miles redeemed in 2004 were used for travel on partner airlines. In these cases, United estimates its liability based upon agreements with partner airlines that specify reimbursement rates. Costs to United for awards issued on partner airlines are generally much higher than incremental costs of awards issued for travel on United. Therefore, a change in customer preference from United to a partner airline can significantly affect the estimated cost of mileage credits.

        Pension Accounting. The Company accounts for pension benefits using SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). Under SFAS No. 87, pension expense is recognized on an accrual basis over employees' approximate service periods and is generally calculated independently of funding decisions or requirements. Detailed information regarding our pension plans is included in Note 15, "Retirement and Postretirement Plans" in the Notes to Consolidated Financial Statements. Our anticipated future funding requirements are discussed in "Chapter 11 Restructuring Efforts" above.

        The calculation of pension expense and pension obligations requires the use of a number of assumptions, including the assumed discount rate and the expected return on plan assets. The fair value of plan assets increased from $7.0 billion at December 31, 2003 to $7.2 billion at December 31, 2004. Higher benefit obligations resulting from increased retirements and declining discount rates have increased the difference between the plans' fair value and accumulated benefit obligations from $5.7 billion at December 31, 2003 to $6.0 billion at December 31, 2004.

        We utilized a weighted-average discount rate of 5.84% at December 31, 2004, compared to 6.25% at December 31, 2003 and 6.75% at December 31, 2002. The discount rates were based on the Rate: Link approach for 2004 and Moody's Aa bond index yield model for 2003 and 2002, adjusted according to the timing of expected cash flows for our future pension obligations. Duration is a commonly used measure of interest rate risk that either assumes that yield changes do not change the expected cash flows ("modified duration") or assumes that expected cash flows may change given the fact that the yield changes ("effective duration"). Since United's pension obligations are generally not satisfied in a single lump sum distribution, management, with assistance from our actuary, used the modified duration methodology to determine an acceptable discount rate by matching the expected cash outflows of our pension obligations against available bonds with appropriate maturities.

        We assumed an expected rate of return on plan assets of 9.0% at December 31, 2004, 2003 and 2002. The expected return on plan assets is based on an evaluation of the historical behavior of the broad financial markets and the Company's investment portfolio, taking into consideration input from the plans' investment consultant and actuary regarding expected long-term market conditions and investment management performance. The expected long-term rate of return on plan assets is based on a target allocation of assets to the following fund types: 60% equities, 35% fixed income and 5% other with approximate expected long-term rates of return of 10%, 7.5% and 15%, respectively.

        We believe that the long-term asset allocation on average will approximate the targeted allocation and we regularly review the actual asset allocation to periodically rebalance the investments to the targeted allocation when appropriate. Pension expense is reduced by the expected return on plan assets, which is measured by assuming the market-related value of plan assets increases at the expected rate of return. The market-related value is a calculated value that phases in differences between the expected rate of return and the actual return over a period of five years.

        Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under SFAS No. 87, those gains and losses are not required to be recognized currently as pension expense, but instead may be deferred. If the unrecognized net gain or loss exceeds 10% of the greater of the projected benefit obligations and the market-related value of plan assets, the amount outside the 10% corridor is subject to amortization over the average remaining service life of the covered active employees. At December 31, 2004, we had unrecognized actuarial losses of $4.0 billion, which will be amortized into future years' pension expense. Additionally, we had unrecognized prior service costs from past benefit improvements of $636 million, which will be amortized as a component of pension expense over the average remaining service of the covered active employees.

       Valuation Allowance for Deferred Tax Assets. We initially recorded a tax valuation allowance against our deferred tax assets in the third quarter of 2002. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized. This analysis included consideration of scheduled reversals of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies, in accordance with SFAS No. 109, "Accounting for Income Taxes." At December 31, 2004, our valuation allowance totaled $2.8 billion. See also Note 6, "Income Taxes" in the Notes to Consolidated Financial Statements for additional information.

        New Accounting Pronouncements.  For detailed information, see Note 2 (n), "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

Outlook

        United expects first-quarter system mainline capacity to be down about 2% year-over-year. System mainline capacity for 2005 is expected to be about 3% lower than 2004. The Company projects fuel price, including taxes and expected hedge impact, for the first quarter to average $1.44 per gallon. The Company has 32% of its expected fuel consumption for the first quarter hedged at an average of $1.38 per gallon, including taxes.

        Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, without limitation, the following: our ability to continue as a going concern; our ability to comply with the terms of the DIP Financing or negotiate modifications or amendments thereto as necessary; our ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by us from time to time; our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; risks associated with third parties seeking and obtaining court approval to terminate or shorten our exclusive period to propose and confirm one or more plans of reorganization; the potential adverse impact of the Chapter 11 cases on our liquidity or results of operations; the appointment of a Chapter 11 trustee or conversion of the cases to Chapter 7; the costs and availability of financing; our ability to execute our business plan; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions; the effects of any hostilities or act of war or any terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs of aviation fuel; the costs associated with security measures and practices; labor costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand; government legislation and regulation; the ability of the Company to maintain satisfactory labor relations; weather conditions; and other risks and uncertainties set forth from time to time in UAL's reports to the United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risk - United's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations (including capital leases) and short-term investments. We do not use derivative financial instruments in our investment portfolio. Our policy is to manage interest rate risk through a combination of fixed and floating rate debt and entering into swap agreements, depending upon market conditions. A portion of our borrowings is denominated in foreign currencies that expose us to risks associated with changes in foreign exchange rates. To hedge against some of this risk, we have placed foreign currency deposits (primarily for euros) to meet foreign currency lease obligations designated in the respective currencies. Since unrealized mark-to-market gains or losses on the foreign currency deposits are offset by the losses or gains on the foreign currency obligations, we reduce our overall exposure to foreign currency exchange rate volatility. The fair value of these deposits is determined based on the present value of future cash flows using an appropriate swap rate. The fair value of long-term debt is based on the quoted market prices for the same or similar issues or the present value of future cash flows using a U.S. Treasury rate that matches the remaining life of the instrument, adjusted by a credit spread.

(In millions)	Expected Maturity Dates						2004		2003
								Fair		Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value	Total	Value
ASSETS
Cash equivalents
Fixed rate	$1,213	$ -	$ -	$ -	$ -	$ -	$1,213	$1,213	$1,572	$1,572
Avg. interest rate	2.16%	-	-	-	-	-	2.16%		1.07%
Variable rate	$ 10	$ -	$ -	$ -	$ -	$ -	$ 10	$ 10	$ 68	$ 68
Avg. interest rate	2.85%	-	-	-	-	-	2.85%		1.30%
Short term investments
Fixed rate	$ 78	$ -	$ -	$ -	$ -	$ -	$ 78	$ 78	$ -	$ -
Avg. interest rate	2.01%	-	-	-	-	-	2.01%		-
Variable rate	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 78	$ 78
Avg. interest rate	-	-	-	-	-	-	-		1.37%

Lease deposits
Fixed rate - yen deposits	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 185	$ 207
Avg. interest rate	-	-	-	-	-	-	-		3.02%
Fixed rate - EUR deposits	$ 3	$ 3	$ 77	$ 136	$ 22	$ 284	$ 525	$614	$ 479	$ 565
Avg. interest rate	4.63%	4.66%	5.42%	4.93%	4.34%	7.86%	6.56%		6.53%
Fixed rate- USD deposits	$ -	$ -	$ -	$ -	$ -	$ 15	$ 15	$18	$ 15	$ 17
Avg. interest rate	-	-	-	-	-	6.49%	6.49%		6.49%

LONG-TERM DEBT
U. S. Dollar denominated
Variable rate debt	$ 863	$ -	$ -	$ -	$ -	$ -	$863	$863	$663	$663
Avg. interest rate	8.00%	-	-	-	-	-	8.00%		9.50%
Fixed rate debt	$ 12	$ 13	$ 14	$ 15	$ 3	$ 109	$166	$166	-	-
Avg. interest rate	7.15%	7.15%	7.15%	7.15%	7.15%	7.15%	7.15%		-

		December 31, 2004
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive[1]
Interest rate swap (Note 17)	$ 130	7.56%	$ (29)
  1Estimated fair values represent the amount United would pay/receive on December 31, 2004 or December 31, 2003 to terminate the contracts.
		December 31, 2003
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive[1]
Interest rate swap (Note 17)	$ 130	7.56%	$ (29)

        Price Risk (Aircraft Fuel) - When market conditions indicate risk reduction is achievable, United enters into fuel option contracts to reduce its price risk exposure to jet fuel. The option contracts are designed to provide protection against sharp increases in the price of aircraft fuel. As market conditions change, so may United's hedging program. During the second quarter of 2004, we began hedging future aircraft fuel purchases for 2004 and beyond.

December 31, 2004
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive[2]
Purchased call options - Heating oil	$ 310	$ 1.27/gal	$ 3
Sold put options - Heating oil	(235)	1.08/gal	-
  2Estimated fair values represent the amount United would pay/receive on December 31, 2004 to terminate the contracts.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UAL Corporation
Elk Grove Township, Illinois

We have audited the accompanying consolidated statements of financial position of UAL Corporation (Debtor-in-Possession) and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of UAL Corporation (Debtor-in-Possession) and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Chicago, Illinois
March 15, 2005

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Operations
(In millions, except per share)

	Year Ended December 31
Operating revenues:	2004	2003	2002
Passenger - United Airlines	$ 12,483	$ 11,317	$ 12,127
Passenger - Regional affiliates	1,927	1,529	1,281
Cargo	704	630	673
Other operating revenues	1,277	1,452	1,741
	16,391	14,928	15,822
Operating expenses:
Salaries and related costs	5,006	5,377	7,018
Aircraft fuel	2,943	2,072	1,921
Regional affiliates	2,425	1,921	1,621
Purchased services	1,462	1,301	1,411
Landing fees and other rent	964	930	1,021
Depreciation and amortization	874	968	960
Aircraft maintenance	747	572	560
Cost of sales	709	959	1,166
Aircraft rent	533	612	851
Commissions	305	277	416
Other operating expenses	1,277	1,273	1,565
Special items (Note 3)	-	26	149
	17,245	16,288	18,659
Loss from operations	(854)	(1,360)	(2,837)
Other income (expense):
Interest expense	(449)	(527)	(590)
Interest capitalized	1	3	25
Interest income	25	55	60
Gain on sale of investments	158	135	46
Gain on sale of affiliate's stock	-	23	-
Non-operating special items (Note 3)	5	(251)	-
Government compensation	-	300	130
Reorganization items, net	(611)	(1,173)	(10)
Miscellaneous, net	(1)	(9)	(22)
	(872)	(1,444)	(361)
Loss before income taxes, equity in earnings (losses) of
affiliates and distributions on preferred securities	(1,726)	(2,804)	(3,198)
Credit for income taxes	-	-	-
Loss before equity in earnings (losses) of affiliates and
distributions on preferred securities	(1,726)	(2,804)	(3,198)
Equity in earnings (losses) of affiliates	5	(4)	(7)
Loss before distributions on preferred securities	(1,721)	(2,808)	(3,205)
Distributions on preferred securities	-	-	(7)
Net loss	$ (1,721)	$ (2,808)	$(3,212)

Per share, basic and diluted:
Net loss	$ (15.25)	$ (27.36)	$ (53.55)

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Financial Position
(In millions)

	December 31
Assets	2004	2003

Current assets:
Cash and cash equivalents	$ 1,223	$ 1,640
Restricted cash	877	679
Short-term investments	78	78
Receivables, less allowance for doubtful
accounts (2004 - $24; 2003 - $26)	951	929
Aircraft fuel, spare parts and supplies, less
obsolescence allowance (2004 - $42; 2003 - $36)	234	264
Deferred income taxes	96	22
Prepaid expenses and other	455	412
	3,914	4,024
Operating property and equipment:
Owned -
Flight equipment	13,702	14,014
Advances on flight equipment	173	173
Other property and equipment	3,870	3,818
	17,745	18,005
Less - Accumulated depreciation and amortization	(5,626)	(5,132)
	12,119	12,873
Capital leases -
Flight equipment	2,624	2,636
Other property and equipment	84	84
	2,708	2,720
Less - Accumulated amortization	(653)	(555)
	2,055	2,165
	14,174	15,038
Other assets:
Investments	24	53
Intangibles, less accumulated amortization
(2004 - $217; 2003 - $355)	399	406
Pension assets	665	904
Aircraft lease deposits	540	679
Prepaid rent	158	158
Other	831	717
	2,617	2,917

	$ 20,705	$ 21,979

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Financial Position
(In millions, except share data)

	December 31
Liabilities and Stockholders' Deficit	2004	2003

Current liabilities:
Long-term debt maturing within one year	$ 875	$ 663
Current obligations under capital leases	28	26
Advance ticket sales	1,361	1,330
Accounts payable	601	501
Accrued salaries, wages and benefits	2,100	2,299
Other accrued liabilities	1,496	1,293
	6,461	6,112

Long-term debt (Note 9)	154	-
Long-term obligations under capital leases	147	163

Other liabilities and deferred credits:
Deferred pension liability (Note 15)	2,333	4,747
Postretirement benefit liability (Note 15)	1,920	1,924
Deferred income taxes	389	285
Other	946	700
	5,588	7,656
Liabilities subject to compromise (Note 8)	16,035	13,964
Commitments and contingencies (Note 16)

Stockholders' deficit:
Serial preferred stock (Note 11)	-	-
ESOP preferred stock (Note 12)	-	-
Common stock at par, $0.01 par value; authorized 200,000,000 shares; issued 132,342,405 shares at December 31, 2004 and
126,498,211 shares at December 31, 2003	1	1
Additional capital invested	5,064	5,066
Retained deficit	(7,946)	(6,225)
Stock held in treasury, at cost -
Preferred, 10,213,519 depositary shares at December 31,
2004 and 2003 (Note 11)	(305)	(305)
Common, 16,121,446 shares at December 31, 2004 and
16,083,032 shares at December 31, 2003	(1,162)	(1,164)
Accumulated other comprehensive loss	(3,332)	(3,288)
Other	-	(1)
	(7,680)	(5,916)

	$ 20,705	$ 21,979

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Cash Flows
(In millions)

	Year Ended December 31
	2004	2003	2002

Cash flows provided (used) by operating activities:
Net loss before reorganization items	$ (1,110)	$ (1,635)	$ (3,202)
Adj to reconcile to net cash provided (used) by operating
activities -
Gain on sale of investments	(158)	(158)	(46)
Pension funding less than expense	327	610	451
Deferred postretirement benefit expense	(51)	367	339
Depreciation and amortization	874	938	970
Provision for deferred income taxes	-	-	665
Undistributed (earnings) losses of affiliates	(5)	(2)	8
Decrease (increase) in receivables	(19)	(133)	262
Decrease (increase) in other current assets	(25)	(169)	130
Increase (decrease) in advance ticket sales	31	309	(162)
Increase (decrease) in accrued income taxes	5	275	(85)
Decrease in accounts payable and accrued liabilities	27	(324)	(704)
Increase in accrued aircraft rent	25	427	63
Amortization of deferred gains	(93)	(99)	(64)
Other, net	271	595	236
	99	1,001	(1,139)
Cash flows provided (used) by reorganization activities:
Reorganization items, net	(611)	(1,173)	(10)
Transfer of Company lease certificates	-	223	-
Increase in liabilities	311	732	10
Pension curtailment	152	-	-
Loss on disposition of property	-	36	-
	(148)	(182)	-
Cash flows provided (used) by investing activities:
Additions to property and equipment	(267)	(150)	(157)
Proceeds on disposition of property and equipment	21	123	364
Proceeds on sale of investments	218	150	137
Decrease in short-term investments	-	310	552
Increase in restricted cash	(198)	(100)	(578)
Other, net	(96)	(62)	(247)
	(322)	271	71
Cash flows provided (used) by financing activities:
Proceeds from issuance of long-term debt	-	-	950
Proceeds from DIP financing	513	252	700
Repayment of long-term debt	(180)	(257)	(1,338)
Repayment of DIP financing	(313)	(289)	-
Principal payments under capital leases	(244)	(270)	(220)
Decrease in equipment certificates under Company leases	-	-	296
Decrease in short-term borrowings	-	-	(133)
Aircraft lease deposits, net	173	216	19
Cash dividends	-	-	(7)
Other, net	5	12	(1)
	(46)	(336)	266
Increase (decrease) in cash and cash equivalents during the year	(417)	754	(802)
Cash and cash equivalents at beginning of year	1,640	886	1,688
Cash and cash equivalents at end of year	$ 1,223	$ 1,640	$ 886

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Stockholders' Deficit
(In millions, except per share)

					Accumulated
			Additional			Other
	Preferred	Common	Capital	Retained	Treasury	Comp.
	Stock	Stock	Invested	(Deficit)	Stock	Loss	Other	Total
Balance at December 31, 2001	$ -	$ 1	$ 4,995	$ (199)	$ (1,485)	$ (275)	$ (4)	$ 3,033
Net loss	-	-	-	(3,212)	-	-	-	(3,212)
Other comprehensive income, net:
Unrealized losses on investments, net	-	-	-	-	-	(40)	-	(40)
Unrealized gains on derivatives, net	-	-	-	-	-	16	-	16
Minimum pension liability adj.	-	-	-	-	-	(2,364)	-	(2,364)
Total comprehensive income	-	-	-	(3,212)	-	(2,388)	-	(5,600)
Cash dividends on preferred
stock ($1.08 per Series B share)	-	-	-	(6)	-	-	-	(6)
Preferred stock committed to
Supplemental ESOP	-	-	75	-	-	-	-	75
Other	-	-	-	-	13	-	2	15
Balance at December 31, 2002	-	1	5,070	(3,417)	(1,472)	(2,663)	(2)	(2,483)
Net loss	-	-	-	(2,808)	-	-	-	(2,808)
Other comprehensive income, net:
Unrealized losses on investments, net	-	-	-	-	-	(2)	-	(2)
Unrealized gains on derivatives, net	-	-	-	-	-	7	-	7
Minimum pension liability adj.	-	-	-	-	-	(630)	-	(630)
Total comprehensive income	-	-	-	(2,808)	-	(625)	-	(3,433)
Preferred stock committed to
Supplemental ESOP	-	-	2	-	-	-	-	2
Other	-	-	(6)	-	3	-	1	(2)
Balance at December 31, 2003	-	1	5,066	(6,225)	(1,469)	(3,288)	(1)	(5,916)
Net loss	-	-	-	(1,721)	-	-	-	(1,721)
Other comprehensive income, net:
Unrealized gains on derivatives, net	-	-	-	-	-	3	-	3
Minimum pension liability adj.	-	-	-	-	-	(45)	-	(45)
Total comprehensive income	-	-	-	-	-	(42)	-	(42)
Other	-	-	(2)	-	2	(2)	1	(1)
Balance at December 31, 2004	$ -	$ 1	$ 5,064	$(7,946)	$(1,467)	$(3,332)	$ -	$(7,680)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1) Voluntary Reorganization Under Chapter 11

        Bankruptcy Considerations.  On December 9, 2002 ("Petition Date"), UAL, United and 26 direct and indirect wholly owned subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re UAL Corporation, et al., Case No. 02-B-48191." The consolidated financial statements shown here include certain subsidiaries that did not file to reorganize under Chapter 11. The assets and liabilities of these subsidiaries are not considered material to the consolidated financial statements.

        As required by the Bankruptcy Code, the United States Trustee for the Northern District of Illinois appointed on December 13, 2002 an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning our reorganization. There can be no assurance that the Creditors' Committee will support our positions or our plan of reorganization, and any disagreements between the Creditors' Committee and us could protract the Chapter 11 process, hinder our ability to operate during the Chapter 11 process, and delay our emergence from Chapter 11.

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

        All vendors are being paid for all goods furnished and services provided after the Petition Date in the ordinary course of business. However, under Section 362 of the Bankruptcy Code, actions to collect most of our pre-petition liabilities are automatically stayed, among other things, except for liabilities relating to certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract. Under Section 1110 of the Bankruptcy Code, actions to collect such aircraft-related pre-petition liabilities are automatically stayed for 60 days after the Petition Date (the stay of such actions in our case ended on February 7, 2003), except under two conditions: (a) the debtor may extend the 60-day period by agreement with the relevant financier and with court approval; or (b) the debtor may agree to perform all of the obligations under the applicable lease or financing and cure any defaults as required under the Bankruptcy Code. If neither of these conditions is met, the lessor or financier may demand the return of the aircraft and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such property.

        We have negotiated with our aircraft lessors and lenders to restructure existing financings to reduce aircraft ownership costs to better reflect current market rates, and we have reached agreements in principle to restructure transactions with respect to a majority of our financed aircraft. However, the need for further cost reductions due to difficult changes in the airline industry, substantially higher fuel prices and the continuing weak revenue environment, has required us to re-examine these agreements and to seek to renegotiate certain of those financings. To the extent we are unable to restructure any financings that we believe are unaffordable under our revised business plan, we may face the possibility that one or more lessors or lenders may seek to repossess aircraft. We also will need to finalize those agreements in principle, and to the extent we are unable to do so, we may likewise face the possibility of repossessions. In either case, the loss of a significant number of aircraft could result in a material adverse affect on our financial and operational performance.

        We are currently in discussions with a large group of mostly public-market financiers to renegotiate an agreement in principle for a group of aircraft reached in the summer of 2004 from which we subsequently withdrew due to the need for further cost reductions. While we believe we can ultimately reach a mutually acceptable restructuring for the continued use of these aircraft at affordable rates, the financiers have demanded the return of certain aircraft and there can be no assurance that these aircraft will be available for our continued use. To date, repossession of these aircraft has been enjoined by the Bankruptcy Court, but to the extent the Bankruptcy Court, or another court of competent jurisdiction, permits the repossession of these or other aircraft, our financial and operational performance could be adversely affected.

        We have also rejected or abandoned certain surplus aircraft to adjust our fleet size and composition to more closely match market demand. In addition, as part of ongoing negotiations with financiers, we have converted many long-term financing arrangements into short-term operating leases and, in several instances, re-acquired previously rejected aircraft as circumstances warranted.

        Under Section 365 of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. By order of the Bankruptcy Court, our Section 365 rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on the earlier of the date of termination of our exclusive period to file a plan of reorganization (currently, April 30, 2005) or the date of the conclusion of a disclosure statement hearing in connection with a proposed plan of reorganization.

        In general, if we reject an executory contract or unexpired lease, it is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves us of performing any future obligations. However, such a rejection entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by such deemed breach and accordingly, the counterparty may file a claim against us for such damages. As a result, liabilities subject to compromise are likely to change in the future as a result of damage claims created by our rejection of various aircraft, executory contracts and unexpired leases. Generally, if we assume an aircraft financing agreement, executory contract or unexpired lease we are required to cure existing defaults under such contract or lease. We expect that the future assumption of certain executory contracts and unexpired leases may convert liabilities currently shown as subject to compromise to liabilities not subject to compromise.

        To successfully emerge from Chapter 11, in addition to obtaining non-guaranteed exit financing, the Bankruptcy Court must confirm a plan of reorganization, the filing of which will depend on the timing and outcome of numerous ongoing matters in the Chapter 11 process. We expect to file a plan of reorganization that provides for UAL's emergence from bankruptcy later in 2005, but there can be no assurance that the Bankruptcy Court will confirm a plan of reorganization or that any such plan will be implemented successfully.

        The reorganization plan will determine the rights and claims of various creditors and security holders. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, nor can we make any predictions concerning how each of these claims will be valued in the bankruptcy proceedings. We believe that UAL's presently outstanding equity securities will have no value and will be canceled under any plan of reorganization that we propose. For this reason, we urge that caution be exercised with respect to existing and future investments in any UAL security.

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

        SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. As of December 31, 2004, 2003 and 2002, we had recognized the following reorganization expenses in our financial statements:

(In millions)	Year Ended December 31
	2004	2003	2002
Aircraft rejection charges	$ 341	$ 721	$ -
Transfer of lease certificates	-	223	-
Professional fees	160	142	10
Curtailment charges	152	-	-
Severance and employee retention	13	94	-
Interest income	(19)	(16)	-
Other	(36)	9	-
	$ 611	$1,173	$ 10

        Aircraft rejection charges are non-cash costs that include our estimate of claims resulting from United's rejection of certain aircraft leases and return of aircraft as part of the bankruptcy process.

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

        During 2004, we recognized a pension curtailment charge of $152 million associated with a motion filed by the PBGC to involuntarily terminate (on December 30, 2004) the Company's defined benefit pension plan for covered members of ALPA. Based upon the involuntary nature of the termination of the defined benefit pension plan and its direct relationship to the Company's reorganization, the 2004 curtailment charge is classified as a reorganization expense.

        The Statements of Consolidated Financial Position distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. For further details, see Note 8, "Liabilities Subject to Compromise".

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

        Pursuant to the Bankruptcy Code, we have filed schedules with the Bankruptcy Court identifying our assets and liabilities as of the Petition Date, while our creditors have been able to file proofs of claim with the Bankruptcy Court and we expect new claims to be filed in the future. Approximately 44,000 proofs of claim (including late-filed claims) have been filed so far with the Bankruptcy Court requesting payments from United. Through the claims resolution process we have identified many claims which we believe should be disallowed by the Bankruptcy Court, for a number of reasons such as our identification of claims that are duplicative, have been amended or superseded by later filed claims, are without merit, or are otherwise overstated. We have filed omnibus objections to many of these claims and will continue to file additional objections. As of December 31, 2004, approximately 31,000 of the total claims have either been withdrawn by the claimants or disallowed by the Bankruptcy Court.

        As of December 31, 2004, approximately 13,000 proofs of claim totaling $57 billion remain filed with the Bankruptcy Court. The remaining amount of the proofs of claim filed continues to far exceed our estimate of ultimate liability. Differences in amount between claims filed by creditors and liabilities shown in our records continue to be investigated and resolved in connection with our claims resolution process. While we have made significant progress to date, we expect this process to continue for some time and believe that further resolution of claims will enable us to determine with more precision the likely range of creditor distributions under a proposed plan of reorganization. We have recorded liability amounts for the claims that can be reasonably estimated and which we believe are probable of being allowed by the Bankruptcy Court and we have classified these as liabilities subject to compromise in the attached Statements of Consolidated Financial Position.

        We will continue to evaluate existing and new claims filed and will make adjustments, as appropriate. To date, such adjustments have been material and we anticipate that future adjustments will be material as well. At this time, the ultimate number and allowed amount of such claims cannot be determined, due primarily to the uncertainties of the Chapter 11 process, and the in-progress state of our investigation and resolution of submitted claims.

        DIP Financing. In connection with UAL's Chapter 11 case, the Company arranged DIP Financing. The initial DIP Financing consisted of two facilities, a $300 million facility provided by Bank One N.A., which was repaid in full as of December 31, 2004, and a $1.2 billion revolving credit and letter of credit facility. Subsequently, we reached agreements to modify terms of the DIP Financing. As of December 31, 2004, the DIP Financing consisted of a $1.0 billion facility of which $900 million was available due to a $100 million holdback for collateral maintenance and liquidation expenses. The facility included a revolving credit and letter of credit facility of $200 million and a term loan of $800 million, which was scheduled to mature on June 30, 2005. We had the option of borrowing under the DIP Financing at an interest rate of the prime rate plus 4% or LIBOR plus 5% (with a LIBOR floor of 3%) and fees. As of December 31, 2004, we had outstanding borrowings of $863 million at a rate of 8%. In addition, as of the end of 2004, letters of credit were issued under the DIP Financing in the amount of $37 million. We were required to maintain a minimum unrestricted cash balance of $750 million.

        The terms of the DIP Financing include covenants that require us to satisfy ongoing monthly financial requirements, including minimum EBITDAR thresholds and limitations on capital expenditures. Failure to comply with these covenants would constitute a default of the DIP Financing, which would allow the lenders to accelerate the loan. For the months of October, November and December of 2004, we obtained a waiver from the providers of the DIP Financing for the default provisions regarding our EBITDAR covenant.

        The terms of the DIP Financing also contain financial covenants that do not permit us to make payments inconsistent with our business plan, unless the lenders otherwise consent based on approval of a modified business plan. To preserve the Company's liquidity, our business plan does not provide for contributions to our defined benefit pension plans.

        Effective February 22, 2005, we reached an agreement with the DIP Financing lenders to modify certain terms of the DIP Financing. The modified DIP Financing extends the maturity date to September 30, 2005, amends the interest rates to prime rate plus 3.5% or LIBOR plus 4.5%, modifies and extends the minimum EBITDAR covenants through August 31, 2005, allows for a future reduction in the minimum unrestricted cash balance from $750 million to $600 million if certain EBITDAR milestones are met and provides a waiver for the default provisions regarding our EBITDAR covenant for the month of January 2005.

        Borrowing availability is determined by a formula based on a percentage of eligible assets. The eligible assets consist of certain previously unencumbered aircraft, spare engines, spare parts inventory, certain flight simulators and quick engine change kits. The underlying value of such assets may fluctuate periodically due to prevailing market conditions and fluctuations in value may have an impact on the borrowing availability under the DIP Financing. Availability may be further limited by additional reserves imposed by the lending banks in their commercially reasonable discretion.

        The DIP Financing is guaranteed by UAL and United and all filing subsidiaries and is secured by first priority liens on all unencumbered present and future assets and by junior liens on all other assets, other than certain specified assets, including assets which are subject to financing agreements that are entitled to the benefits of Section 1110 and to the extent such financing agreements prohibit such junior liens.

(2) Summary of Significant Accounting Policies

        (a) Basis of Presentation - UAL is a holding company whose principal subsidiary is United. The consolidated financial statements include the accounts of UAL and all of our majority-owned affiliates. We sometimes collectively refer to UAL Corporation, together with our consolidated subsidiaries, as "we," "UAL" or the "Company." All significant intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation. See (i) "United Express" below for details.

        (b) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        (c) Airline Revenues- We record passenger fares and cargo revenues as operating revenues when the transportation is provided. The value of unused passenger tickets is included in current liabilities as advance ticket sales. We periodically evaluate the balance in advance ticket sales and record any adjustments, which can be material, in the period the evaluation is completed. In addition, we have code-sharing agreements with other airlines under which one carrier's flights can be marketed under the two-letter airline designator code of another carrier. Revenues earned under these arrangements are allocated between the code share partners based on existing contractual agreements and airline industry standard prorate formulas and are recognized as passenger revenue when the transportation is provided.

        (d) Cash and Cash Equivalents and Short-Term Investments - Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Other investments are classified as short-term investments.

        At December 31, 2004 and 2003, we had $10 million and $140 million, respectively, of investments in debt securities that were classified as available-for-sale, and $1.1 billion and $1.5 billion, respectively, that were classified as held-to-maturity. Investments in debt securities classified as available-for-sale are stated at fair value, based on the quoted market prices for the securities, which does not differ significantly from their cost basis. Investments classified as held-to-maturity are stated at cost, which approximates market due to their short-term maturities. The gains or losses from sales of available-for-sale securities are included in interest income for each respective year.

        We had $877 million and $679 million classified as short-term restricted cash at December 31, 2004 and 2003, respectively, representing security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales.

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

        Depreciation and amortization of owned depreciable assets is based on the straight-line method over the assets' estimated service lives. Leasehold improvements are amortized over the remaining period of the lease or the estimated service life of the related asset, whichever is less. Aircraft are depreciated to estimated salvage values, generally over lives of 25 to 30 years; buildings are depreciated over lives of 25 to 45 years; and other property and equipment are depreciated over lives of 3 to 15 years.

        Properties under capital leases are amortized on the straight-line method over the life of the lease or, in the case of certain aircraft, over their estimated service lives. Lease terms are 10 to 22 years for aircraft and 29 years for buildings. Amortization of capital leases is included in depreciation and amortization expense.

        Maintenance and repairs, including the cost of minor replacements, are charged to maintenance expense as incurred, except for our costs incurred under our power by the hour engine maintenance agreement, which are accrued monthly based upon the number of hours flown. Costs of additions to and renewals of units of property are capitalized as property and equipment additions.

        (g) Mileage Plus Awards - United's Mileage Plus frequent flyer program awards miles to passengers who fly on United, Ted, United Express, the Star Alliance carriers and certain other airlines that participate in the program. Additionally, United sells mileage credits to participating airline partners in the Mileage Plus program and ULS sells mileage credits to non-airline business partners. In either case, the outstanding miles may be redeemed for travel on any airline that participates in the program.

        When a travel award level is attained by a Mileage Plus member, we record a liability for the estimated cost of such awards. Our cost includes an estimated incremental cost to United for future travel redeemed on United, or the contractually determined amount per award for travel redeemed on other participating airline partners.

        Members may not reach the threshold necessary for a free ticket award and outstanding miles may not always be redeemed for free travel. Therefore, based on historical data and other information, we estimate how many miles will never be used for an award and exclude those miles from our estimate of the Company's liability. We also estimate the number of miles that will be used per award which can vary depending upon member choices from alternatives.

        For miles earned by members through non-airline business partners, a portion of revenue from the sale of mileage is deferred and recognized when the transportation is provided.

        (h) Deferred Gains - Gains on aircraft sale and leaseback transactions are deferred and amortized over the terms of the related leases as a reduction of aircraft rent expense.

        (i) United Express - United has marketing agreements under which independent regional carriers, flying under the United Express ("UAX") name, connect passengers to other United-branded flights, which we refer to as mainline operations.

        Historically, we have paid UAX regional carriers on a fee-per-departure basis and included the revenues derived from them in passenger revenue, net of these expenses. Beginning in the third quarter of 2004, our Statements of Consolidated Operations reflect reclassifications of regional carrier revenue and expenses in order to provide better presentation of results of operations for our United Airlines mainline and United Express (Regional affiliates). Revenues and expenses for all of our UAX carriers are now presented gross on our financial statements as "Regional affiliates". Prior periods have been reclassified to conform to the current year's presentation. These reclassifications did not impact our operating loss, net loss or related per share amounts for any period presented.

        The following table shows the effect of these reclassifications on operating revenues and operating expenses for amounts previously reported in prior years:

(In millions)	Year Ended December 31
	2003	2002
Increase in operating revenues	$ 1,204	$ 1,536
Increase in operating expenses	1,204	1,536

        Additionally, contractual payments made to UAX regional carriers include payments for aircraft operated by them as United Express and as a result, we consider these aircraft to be effectively leased by UAL. Accordingly, the minimum future lease payments for these UAX-operated aircraft are included in our lease obligations as described in Note 10, "Lease Obligations."

        We also have call options on 185 regional jets owned or leased by these carriers. The call option is intended to allow United to secure control over regional jets used for United Express flying in the event a United Express agreement is terminated and are exercisable only if United maintains a specified credit rating and the United Express carrier fails to meet required operating and/or financial performance levels for a specified period of time. None of the call options are exercisable at this time.

        Generally, the marketing agreements (or capacity purchase agreements) with our regional carriers are not considered to be variable interest entities ("VIEs"), as all but one regional carrier meets the definition of an independent business. In the case of one agreement, substantially all of that regional carrier's revenues are derived from United. The current capacity purchase agreement with this entity is effective from October 1, 2003 through December 31, 2014. Qualitatively, we have determined that United is not the primary beneficiary of this VIE. We believe our exposure to loss under this agreement is not material.

        (j) Advertising- Advertising costs, which are included in other operating expenses, are expensed as incurred. Advertising expense was $250 million, $190 million and $169 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        (k) Intangibles- Intangibles consist primarily of route acquisition costs and intangible pension assets (see Note 15, "Retirement and Postretirement Plans").

        SFAS No. 142, "Goodwill and Other Intangible Assets" requires companies to test intangibles for impairment on an annual basis or on an interim basis when a triggering event occurs. At December 31, 2004, we performed an evaluation of our intangibles and determined that the fair value remained in excess of the book value.

        The following information relates to our intangibles at December 31, 2004 and 2003:

(In millions)	2004		2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Airport Slots and Gates	$ 38	$ 23	$ 184	$ 167
Other	51	28	51	23
	$ 89	$ 51	$ 235	$ 190

Unamortized intangible assets
Route Authorities	$ 344		$ 344
Goodwill	17		17
	$ 361		$ 361

        Gates are amortized on a straight-line basis over the life of the related leases. Airport slots and other intangibles are amortized over periods of 2 to 5 years. Total amortization expense recognized was $5 million in 2004, $8 million in 2003 and $12 million in 2002. We expect to record amortization expense of $4 million in 2005, and $3 million in each of 2006, 2007, 2008 and 2009, with respect to amortized intangible assets recorded as of December 31, 2004.

        During 2004, we removed the book value on certain airport slots that were fully-amortized in accordance with Company policy. This lowered our gross carrying amount and accumulated amortization by approximately $145 million each.

        Route authorities are rights granted by governments to operate flights to and from a particular country. These authorities are very specific and limited, fixed in nature and are rarely available in the marketplace. Accordingly, route authorities are highly valued and sought-after assets by all airlines. During 2004, we obtained third-party appraisals of our route authorities that indicated that the market value of these assets continues to be in excess of their book value.

        Slots and gates, like routes, are highly valued assets that do not frequently come into the marketplace. We believe that their market value continues to be in excess of recorded book value.

        (l) Measurement of Impairments - We recognize an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset's carrying value and fair market value.

        (m) Stock Option Accounting- At December 31, 2004, we had certain stock-based employee compensation plans, as described in Note 14, "Stock Options and Awards." We account for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations. No stock-based employee compensation cost for stock options is reflected in our financial statements as provided under APB 25, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we would have reported our net loss and loss per share as the pro forma amounts indicated below:

(In millions, except per share)	Year Ended December 31
	2004	2003	2002
Net loss, as reported	$(1,721)	$(2,808)	$ (3,212)
Less: Total compensation expense determined under
fair value method	(10)	(14)	(28)
Net loss, pro forma	$(1,731)	$(2,822)	$ (3,240)

Net loss per share:
Basic and Diluted - as reported	$ (15.25)	$ (27.36)	$ (53.55)
Basic and Diluted - pro forma	$ (15.34)	$ (27.50)	$ (54.01)

        (n) New Accounting Pronouncements - In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R") which establishes standards for accounting for transactions in which an entity obtains employee services in exchange for stock options or share-based payments. SFAS 123R requires that the compensation cost (as measured by the fair value of the equity or liability instruments issued) relating to share-based payment transactions be recognized in financial statements. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Currently we account for stock options under APB Opinion No. 25 as permitted by SFAS No. 123. SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company will recognize compensation expense for its participation in stock-based compensation plans for the portion of outstanding awards for which the employee service has not yet been rendered, based on the grant date fair value of those awards calculated under SFAS 123R. We anticipate the adoption of SFAS 123R will have no material impact on our financial statements.

        (o) Tax Contingencies- We have recorded reserves for taxes and associated interest in accordance with SFAS No. 5, "Accounting for Contingencies", that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken by the Company on previously filed tax returns are reasonable, we nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for taxes and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering a court decision affecting a particular tax issue.

(3) Special Items

2004 -
        Air Canada. During the third quarter of 2004, Air Canada successfully emerged from bankruptcy protection under the Companies' Creditors Arrangement Act ("CCAA") of the Canada Business Corporation Act. We had filed a pre-petition claim against Air Canada based on our equity interest in three Airbus A330 aircraft leased to Air Canada. As part of its plan of reorganization, Air Canada offered its unsecured creditors the opportunity to participate in their initial public offering. We subscribed to 986,986 shares in the reorganized company in August 2004 and sold them in October 2004 for a nominal gain. Separately, we sold our interest in our pre-petition claim to a third party and recorded a non-operating gain of $18 million during the third quarter of 2004.

        Aircraft Write-down. During the first quarter of 2004, we incurred a $13 million charge in non-operating expense for the write-down of certain non-operating B767 aircraft.

2003 -
        Aircraft Impairment. As a result of our review of our operating fleet as part of our overall restructuring, we decided to accelerate the retirement of our B767-200 aircraft from 2008 to 2005. Therefore, in accordance with SFAS No. 144, we reviewed the B767-200 fleet for impairment and adjusted the carrying value of these aircraft to their fair market values, as estimated using third party appraisals. An impairment charge of $26 million was recorded in the third quarter of 2003.

        Aircraft Write-down. During the third quarter of 2003, we also incurred a $25 million charge in non-operating expense for the write-down of certain non-operating B767 aircraft.

        Curtailment Charge. Due to the ratification of new labor contracts for our major employee groups, which resulted in lower wage and benefit levels and significant levels of employee attrition (both voluntary and involuntary), we recorded a curtailment charge of $152 million in the second quarter of 2003, which is included in salaries and related costs.

        Air Canada. On April 1, 2003, Air Canada filed for protection under the CCAA of the Canada Business Corporation Act. During 2003, we recorded a non-operating special charge of $226 million in connection with Air Canada's CCAA filing. The charge included $46 million for the impairment of our investment in Air Canada preferred stock, $91 million to record a liability resulting from our guarantee of Air Canada debt, and $89 million for the write-off of our equity interest in three Airbus A330 aircraft leased to Air Canada. We consider the liability for the guarantee to be a pre-petition obligation and accordingly, have classified it in liabilities subject to compromise.

        Government Compensation. On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act ("Wartime Act") was signed into law. The legislation included approximately $3 billion of direct compensation for U.S. airlines. Of the total, $2.4 billion was intended to compensate air carriers for lost revenues and costs related to aviation security (including $100 million for reinforcing cockpit doors). In addition, collection of passenger security fees and payment of air carrier security fees were suspended from June 1 through September 30, 2003.

        In addition, the Wartime Act required that the total compensation of the two most highly-compensated executives of certain airlines (including United) be limited, during the period between April 1, 2003 and April 1, 2004, to the salary they were paid in 2002. We executed a contract with the government agreeing to comply with these limits. Any violation of this provision would have required us to repay the government the amount of compensation we received for airline security fees described above. We believe that we complied with this provision and that the likelihood of repaying the government is remote. In May 2003, we received approximately $300 million in compensation under the Wartime Act. In September 2003, we received an additional $14 million for cockpit door reinforcement, which was accounted for as recovery of the capitalized cost of door reinforcements previously completed.

2002 -
        Avolar. On March 22, 2002, we announced the orderly shutdown of our wholly owned subsidiary Avolar, which was formed in early 2001 to operate and sell fractional ownership interests in premium business aircraft. In connection with Avolar's closing, we recorded a special charge of $82 million in the first quarter 2002 which included aircraft deposits and termination fees ($55 million), operating-related expenses ($18 million), severance-related costs ($7 million) and other costs ($2 million). This charge was classified as other operating expense.

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

        Government Compensation.  As part of the Act enacted in response to the events of September 11, 2001, the federal government made $5.0 billion in federal grants available to the airline industry. During 2002, we received our final allocation of the grant money under the Act of $130 million.

        Severance. During the fourth quarter of 2002, we announced the closing of three reservation centers, a maintenance line and four international stations and the conversion of five stations to United Express service, which resulted in the furloughing of a number of employees. Additionally, in connection with our plan to decrease the airline's flying schedule, as well as overall cost-saving measures, we announced a reduction in employment levels effective January and February 2003. As a result of the announced furloughs, we recorded a special charge of $67 million.

Reconciliation of Accruals - In the period following September 11, 2001, we recorded an accrual of $162 million to reflect our estimate of the early termination fees associated with certain contracts. This obligation has yet to be resolved, and therefore continues to be included in liabilities subject to compromise in its entirety.

        Following is a reconciliation of activity related to the accruals for the reduction in force:

(In millions)	Reduction in force
Balance at December 31, 2002	$ 67
Accruals	59
Payments	(81)
Reversal of overaccruals	(40)
Balance at December 31, 2003	$ 5
Accruals	8
Payments	(10)
Reversal of overaccruals
Balance at December 31, 2004	$ 3

(4) Per Share Amounts

        Basic loss per share amounts were computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the year.

Loss Attributable to Common Stockholders (in millions)	2004	2003	2002
Net loss	$(1,721)	$(2,808)	$(3,212)
Preferred stock dividend requirements	(10)	(10)	(10)
Loss attributable to common stockholders	$(1,731)	$(2,818)	$(3,222)

Shares (in millions)
Weighted average shares outstanding	113.5	103.0	60.2

Loss Per Share	$(15.25)	$(27.36)	$(53.55)

        Stock options to purchase approximately 10 million shares of common stock at December 31, 2004, 11 million shares of common stock at December 31, 2003 and 13 million shares of common stock at December 31, 2002 were outstanding but were not included in the computation of earnings per share because the exercise price of the options in all periods was greater than the average market price of the common shares. In addition, approximately 6 million and 34 million shares of convertible ESOP preferred stock for years 2003 and 2002, respectively, were not included in the computation as the result would have been antidilutive.

(5) Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) is made up of the following (net of taxes in 2001):

	Unrealized	Unrealized	Minimum
(In millions)	Gain/(Loss)	Losses on	Pension
	on Investments	Derivatives	Liability	Other	Total
Balance at December 31, 2001	$ 43	$ (46)	$ (272)	$ -	$ (275)
Current year net change	(40)	16	(2,364)	-	(2,388)
Balance at December 31, 2002	3	(30)	(2,636)	-	(2,663)
Current year net change	(2)	7	(630)	-	(625)
Balance at December 31, 2003	1	(23)	(3,266)	-	(3,288)
Current year net change	(1)	3	(45)	(1)	(44)
Balance at December 31, 2004	$ -	$ (20)	$(3,311)	$ (1)	$(3,332)

(6) Income Taxes

        In 2004, UAL incurred both a regular and an alternative minimum tax ("AMT") loss. The primary differences between our regular tax loss and AMT loss are the depreciation adjustments and preferences.

        In assessing the realizability of our deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax asset will be realized. During 2004, 2003 and 2002, we recorded a valuation allowance against our deferred tax assets.

        The 2002 provision (credit) for income taxes is summarized as follows:

(In millions)	2002
Current -
Federal	$ (669)
State	4
(665)
Deferred -
Federal	755
State	(90)
665
$ -

        The significant components of the deferred income tax provision (credit) are as follows:

(In millions)	2004	2003	2002
Deferred tax provision (exclusive of the
other components listed below)	$ (640)	$ (1,017)	$ (495)
Increase in the valuation allowance
for deferred tax assets	640	1,017	1,160
	$ -	$ -	$ 665

        The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

(In millions)	2004	2003	2002
Income tax provision at statutory rate	$ (602)	$ (983)	$(1,124)
State income taxes, net of federal income
tax benefit	(28)	(48)	(56)
Nondeductible employee meals	9	10	13
Valuation allowance	640	1,017	1,160
Other, net	(19)	4	7
	$ -	$ -	$ -

        Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities for 2004 and 2003 are as follows:

(In millions)	2004		2003
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Employee benefits, including
postretirement medical and ESOP	$ 2,026	$ 30	$ 1,918	$ 33
Depreciation, capitalized interest
and transfers of tax benefits	-	3,539	-	3,928
Federal and state net operating loss
carryforwards	2,370	-	1,917	-
Mileage Plus deferred revenue	147	-	205	-
Gains on sale and leasebacks	115	-	220	-
Rent expense	706	-	735	-
AMT credit carryforwards	294	-	294	-
Restructuring charges	408	-	450	-
Other	1,369	1,340	1,099	957
Less: Valuation allowance	(2,819)	-	(2,183)	-
	$ 4,616	$ 4,909	$ 4,655	$ 4,918

        At December 31, 2004, UAL and its subsidiaries had $294 million of federal AMT credits and $2.4 billion of federal and state tax benefits resulting from $6.1 billion of net operating losses which may be carried forward to reduce the tax liabilities of future years. Federal tax benefits of $0.2 billion expire in 2022, $1.2 billion expire in 2023, $0.3 billion expire in 2024 and $0.3 billion expire in 2025.

        We have determined that it is more likely than not that our net deferred tax asset at December 31, 2004, will be realized through the reversals of existing deferred tax credits.

(7) Investments

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

        In December 2003, Orbitz completed an initial public offering of its stock, which resulted in a reduction of our ownership percentage. As a result, we recognized a gain of $23 million in accordance with Staff Accounting Bulletin No. 51 "Accounting for Sales of Stock by a Subsidiary". In addition, we sold a portion of our investment in Orbitz for cash proceeds of $65 million and recognized a gain of $54 million. On September 29, 2004, Cendant and Orbitz announced their planned merger. Cendant offered to acquire all of the outstanding common stock of Orbitz for cash. In addition, we entered into a Stockholder Agreement to tender our shares. Subsequent to Bankruptcy Court approval, we tendered all of our shares in Orbitz for $185 million in cash, resulting in a gain of $158 million.

(8) Liabilities Subject to Compromise

        Liabilities subject to compromise refers to both secured and unsecured obligations which will be accounted for under a plan of reorganization, including claims incurred prior to the Petition Date. They represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events. To date, such adjustments, as reflected in reorganization expense, have been material and we anticipate that future adjustments will be material as well.

        Differences between liability amounts we have estimated and claims filed by our creditors are being investigated and the Bankruptcy Court will make a final determination of the allowable claims. The determination of how these liabilities ultimately will be treated cannot be made until the Bankruptcy Court approves a plan of reorganization. We will continue to evaluate the amounts of these liabilities through the remainder of the Chapter 11 process. To the extent that we identify additional amounts subject to compromise, we recognize them accordingly. As a result, the amounts of liabilities subject to compromise are subject to change.

         At December 31, we had liabilities subject to compromise consisting of the following:

(In millions)	2004	2003
Long-term debt, including accrued interest	$ 7,261	$ 7,695
Aircraft-related accruals and deferred gains	3,480	3,235
Pilots' qualified defined benefit pension plan	2,478	-
Capital lease obligations, including accrued interest	1,779	1,989
Accounts payable	295	301
Other	742	744
	$ 16,035	$ 13,964

(9) Long-Term Debt

        As of December 31, 2004, long-term debt consisted of the DIP Financing and debt associated with certain aircraft operated by Air Canada ("Air Canada debt"). All of the DIP Financing (which is described more fully in Note 1, "Voluntary Reorganization Under Chapter 11 - DIP Financing") is classified as current. As of December 31, 2004, we had outstanding debt of $166 million associated with an operating lease for aircraft operated by Air Canada. The debt has a fixed interest rate of 7.15% and is scheduled to mature at various times through January 2016.

        All of our pre-petition debt is in default due to the Chapter 11 filing. In general, we are not permitted to make payments on pre-petition debt while in Chapter 11; however, to the extent we have reached agreements with certain financiers on specific aircraft governed by Section 1110 of the Bankruptcy Code, we have continued to make payments on the secured notes financing the aircraft with approval of the Bankruptcy Court. In addition, we have rejected certain aircraft that were originally financed under secured notes and have written off $624 million in principal amount of these notes. Our pre-petition debt, which is included in liabilities subject to compromise, consisted of the following as of December 31:

	December 31
(In millions)	2004	2003
Secured notes, 1.62% to 9.52%, averaging
4.82%, due through 2014	$ 6,019	$ 6,388
Debentures, 9.00% to 11.21%, averaging
9.89%, due through 2021	646	646
Special facility bonds, 5.63% to 6.38%,
averaging 5.90%, due through 2035	493	493
Preferred securities of trust, 13.25%, due 2026	97	97
	$ 7,255	$ 7,624

        At December 31, 2004, we had recorded $493 million in special facilities revenue bonds to finance the acquisition and construction of certain facilities at Los Angeles, San Francisco, Miami and Chicago. We guarantee the payment of these bonds under various payment and loan agreements. The bond proceeds are restricted to expenditures on the facilities and unspent amounts are classified as other assets in the Statements of Consolidated Financial Position.

        As a result of reaching agreements for specific aircraft under Section 1110, we currently anticipate making the following principal payments under long-term debt agreements (including the DIP Financing and Air Canada debt) in each of the next five years: 2005 - $985 million; 2006 - $140 million; 2007 - $144 million; 2008 - $186 million and 2009 - $132 million. However, because the agreements are subject to change until such time as we emerge from bankruptcy, these expected payment amounts are also subject to change.

        Various assets, principally aircraft, having an aggregate book value of $9.4 billion at December 31, 2004, were pledged as security under various loan agreements.

         The carrying amount of our borrowings under the DIP Financing approximates fair value. The fair value of our debt included in liabilities subject to compromise cannot be reasonably estimated at December 31, 2004.

        We have a subsidiary trust that has Trust Originated Preferred Securities ("TOPrS") outstanding with a liquidation value of $97 million. These securities were issued in December 1996 and were previously reported on our Statements of Consolidated Financial Position as Company-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust. The trust is considered a variable interest entity under FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - Revised" ("FIN 46R") because we have a limited ability to make decisions about its activities. However, we are not considered the primary beneficiary of the trust. Therefore, the trust and the Mandatorily Redeemable Preferred Securities issued by the trust are no longer reported on our Statements of Consolidated Financial Position. Instead, we report our Junior Subordinated Debentures held by the trust as long-term debt included in liabilities subject to compromise.

(10) Lease Obligations

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

        At December 31, 2004, scheduled future minimum lease payments under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year were as follows:

(In millions)	Operating Leases		Capital
	Aircraft	Non-aircraft	Leases
Payable during -
2005	$ 885	$ 546	$ 157
2006	802	469	169
2007	785	442	249
2008	785	433	207
2009	753	422	197
After 2009	4,333	3,872	756
Total minimum lease payments	$ 8,343	$ 6,184	$ 1,735

        As of December 31, 2004, we leased 260 aircraft, 57 of which were under capital leases. These leases have initial terms of 10 to 26 years, and expiration dates ranging from 2006 through 2024. Under the terms of all leases, we have the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost. Additionally, the above amounts include lease payments related to our UAX contracts for 46 aircraft under capital leases and 128 aircraft under operating leases as described in Note 2(i), "Summary of Significant Accounting Policies - United Express."

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

        In connection with the financing of certain aircraft accounted for as capital leases, United had on deposit at December 31, 2004 an aggregate 385 million euro ($525 million) and $15 million in certain banks and had pledged an irrevocable security interest in such deposits to certain of the aircraft lessors. These deposits will be used to pay off an equivalent amount of recorded capital lease obligations.

        Amounts charged to rent expense, net of minor amounts of sublease rentals, were $1.1 billion in 2004, $1.2 billion in 2003 and $1.5 billion in 2002.

        In the first quarter of 2004, we adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and FIN 46R which requires disclosure of certain information about VIEs that are consolidated and certain other information about VIEs that are not consolidated.

        We have various financing arrangements for aircraft in which the lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities; however, we are not considered the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. These financing arrangements include 114 aircraft operating leases which contain a fair market value purchase option. These leases are subject to, and will become effective upon, the assumption of the leases by United and confirmation of the plan of reorganization. In addition, the Company has 84 operating leases that have either fixed price or fair market value purchase options, the majority of which the Company expects to renegotiate as permitted under Section 1110. United does not guarantee the residual value of these aircraft.

(11) Serial Preferred Stock

        At December 31, 2004, we had outstanding 3,203,177 depositary shares, each representing 1/1000 of one share of Series B 12 ¼% preferred stock, with a liquidation preference of $25 per depositary share ($25,000 per Series B preferred share) and a stated capital of $0.01 per Series B preferred share. We have the option to redeem any portion of the Series B preferred stock or the depositary shares for cash after July 11, 2004, at the equivalent of $25 per depositary share, plus accrued dividends. The Series B preferred stock is not convertible into any other securities, has no stated maturity and is not subject to mandatory redemption. As a result of our bankruptcy filing, we do not intend to redeem any portion of the Series B preferred stock or the depositary shares.

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

        On September 30, 2002, we announced the suspension of the payment of dividends on the Series B preferred stock. As a result of our Chapter 11 filing, we are no longer accruing for dividends on the Series B preferred stock. The amount of dividends in arrears is approximately $22 million as of December 31, 2004.

        UAL is authorized to issue up to 15,986,584 additional shares of serial preferred stock.

(12) ESOP Preferred Stock

        The following activity relates to outstanding shares of ESOP preferred stocks:

	Class 1 ESOP	Class 2 ESOP	Voting ESOP
Balance December 31, 2001	11,858,902	1,973,712	15,243,624
Shares issued	-	980,724	-
Converted to common	(5,346,850)	(1,362,881)	(6,790,616)
Balance December 31, 2002	6,512,052	1,591,555	8,453,008
Shares issued	-	253,763	-
Converted to common	(5,330,851)	(1,565,612)	(7,040,647)
Balance December 31, 2003	1,181,201	279,706	1,412,361
Converted to common	(1,181,201)	(279,706)	(1,412,361)
Balance December 31, 2004	-	-	-

        On June 26, 2003, the ESOP was terminated following the publication of a regulation by the Internal Revenue Service that would permit the distribution of the remaining ESOP shares to plan participants without jeopardizing our ability to utilize our net operating losses. As a result of the termination of the ESOP, employees were given until August 18, 2003 to make elections for distribution of their stock in the plan. For participants who did not make an election regarding their stock prior to the August 18 deadline, the stock remained in the plan and distributions continued on a monthly basis until June of 2004, when we implemented a forced distribution of the remaining shares in the plan. On June 28, 2004, all remaining ESOP shares were converted to common and either distributed to participants at their request or transferred to a broker account in their name.

        Each share of Class 1 and Class 2 ESOP Preferred Stock was convertible into four shares of UAL common stock. Shares typically were converted to common as employees retired or otherwise left the Company. The stock was nonvoting, with a par value of $0.01 per share and a liquidation value of $126.96 per share. The Class 1 ESOP Preferred Stock provided a fixed annual dividend of $8.8872 per share, which ceased on March 31, 2000; the Class 2 ESOP Preferred Stock did not pay a fixed dividend.

        The Voting ESOP Preferred Stock had a par value and liquidation preference of $0.01 per share. The stock was not entitled to receive any dividends and was convertible into ..0004 shares of UAL common stock.

(13) Common Stockholders' Equity

        Changes in the number of shares of UAL common stock outstanding during the years ended December 31 were as follows:

	2004	2003	2002
Shares outstanding at beginning of year	110,415,179	82,367,963	54,984,178
Shares issued from treasury under
compensation arrangements	21,078	113,735	181,401
Shares acquired for treasury	(59,483)	(10,317)	(1,398)
Forfeiture of restricted stock	-	(84,000)	-
Conversion of ESOP preferred stock	5,844,194	28,027,830	27,197,566
Other	(9)	(32)	6,216
Shares outstanding at end of year	116,220,959	110,415,179	82,367,963

(14) Stock Options and Awards

        The Company has granted options to purchase common stock to various officers and employees. The option price for all stock options is at least 100% of the fair market value of UAL common stock at the date of grant. The options generally vest and become exercisable in four equal, annual installments beginning one year after the date of grant, and generally expire in ten years. We did not issue any stock options during 2004 or 2003. We expect that our existing stock options will become worthless upon emergence from bankruptcy.

        We have also awarded shares of restricted stock to certain officers and key employees. These shares generally vest over a five-year period and are subject to certain transfer restrictions and forfeiture under certain circumstances prior to vesting. Unearned compensation, representing the fair market value of the stock at the measurement date for the award, is amortized to salaries and related costs over the vesting period. During 2002, 175,000 shares of restricted stock were issued from treasury. No shares were issued in 2004 or 2003. The amortization of restricted stock resulted in $1 million in compensation expense being recorded in 2002. As of December 31, 2004, all restricted shares were fully vested.

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

        The fair value of each option grant made in 2002 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

2002
Risk-free interest rate	4.8%
Dividend yield	0.0%
Volatility	46.0%
Expected life (years)	4.0

        Stock option activity for the past three years was as follows:

	2004		2003		2002
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Exer. Price	Shares	Exer. Price	Shares	Exer. Price
Outstanding at beginning of year	11,205,495	$ 34.19	14,452,150	$ 33.69	10,744,224	$ 47.44
Granted	-	-	-	$ -	5,785,975	$ 10.22
Terminated	(1,640,884)	22.65	(3,246,655)	$ 31.77	(2,078,049)	$ 39.42
Outstanding at end of year	9,564,611	36.17	11,205,495	$ 34.19	14,452,150	$ 33.69

Options exercisable at year-end	7,531,153	$ 41.97	7,530,761	$ 41.99	6,567,992	$ 47.89

Reserved for future grants at year-end	18,973,645		17,332,761		14,051,244

Wtd. avg. fair value of options
granted during the year	$ -		$ -		$ 4.15

        The following information relates to stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of	Outstanding at	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Exercise Prices	December 31, 2004	Contractual Life	Exercise Price	December 31, 2004	Exercise Price

$ 1 to 13	3,540,936	7.4 years	$ 8.93	1,936,803	$ 9.25
$ 14 to 29	486,500	5.7 years	$ 17.04	486,500	$ 17.04
$ 30 to 45	1,756,925	6.0 years	$ 37.52	1,327,600	$ 37.56
$ 46 to 59	1,608,300	3.4 years	$ 53.34	1,608,300	$ 53.31
$ 60 to 69	1,180,000	4.2 years	$ 62.77	1,180,000	$ 62.77
$ 70 to 88	991,950	3.3 years	$ 81.04	991,950	$ 81.04
	9,564,611			7,531,153

(15) Retirement and Postretirement Plans

        We have various retirement plans, both defined benefit (qualified and non-qualified) and defined contribution, which cover substantially all employees. We also provide certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

        On December 30, 2004, the PBGC filed a complaint against the Company in the District Court to seek the involuntary termination of the defined benefit pension plan of United's pilots. The PBGC is seeking to assume pension responsibility for the Company's active and retired pilots, with benefit accruals terminated effective December 30, 2004. The Company's motion to refer the PBGC's involuntary termination action to the Bankruptcy Court was granted by the District Court on January 27, 2005. The PBGC has indicated that it may appeal the District Court's decision. The Company is evaluating its legal and other options. The Company recorded a $152 million curtailment charge in the fourth quarter of 2004 relating to the PBGC's involuntary termination action and reclassified the associated pension obligations of $2.5 billion to liabilities subject to compromise.

        On May 19, 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2") which superseded FASB Staff Position No. 106-1 ("FSP 106-1") and provided specific guidance on accounting for the federal subsidy provided to sponsors of certain retiree health care benefit plans. The issuance of FSP 106-2 did not significantly change our accounting for the federal subsidy, which reduced the accumulated postretirement benefit obligation by approximately $280 million when we adopted FSP 106-1 in late 2003. The expected federal subsidy decreased our postretirement cost in 2004 by approximately $37 million.

        The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the Statements of Consolidated Financial Position for the defined benefit and other postretirement plans as of December 31 (utilizing a measurement date of December 31):

(In millions)
Change in Benefit Obligation	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Benefit obligation at beginning of year	$ 13,117	$ 12,673	$ 3,186	$ 3,965
Service cost	241	295	42	86
Interest cost	787	815	151	225
Plan participants' contributions	1	2	36	23
Amendments	-	(66)	(674)	(1,382)
Actuarial (gain) loss	437	279	(98)	583
Curtailments	(160)	(81)	-	(113)
Foreign currency exchange rate changes	9	19	-	-
Special termination benefits	-	10	-	4
Benefits paid	(855)	(829)	(242)	(205)
Benefit obligation at end of year	$ 13,577	$ 13,117	$ 2,401	$ 3,186

Change in Plan Assets
	2004	2003	2004	2003
Fair value of plan assets at beginning of year	$ 6,961	$ 6,298	$ 117	$ 119
Actual return on plan assets	843	1,400	5	6
Employer contributions	200	86	201	175
Plan participants' contributions	1	2	36	22
Foreign currency exchange rate changes	3	4	-	-
Benefits paid	(856)	(829)	(242)	(205)
Fair value of plan assets at end of year	$ 7,152	$ 6,961	$ 117	$ 117

Funded status	$ (6,425)	$ (6,156)	$(2,284)	$(3,069)
Unrecognized actuarial (gains) losses	3,953	3,903	1,865	2,048
Unrecognized prior service costs	636	870	(1,677)	(1,128)
Unrecognized net transition obligation	8	11	-	-
Net amount recognized	$ (1,828)	$ (1,372)	$(2,096)	$(2,149)

Amounts recognized in the statement of
financial position consist of:	2004	2003	2004	2003

Prepaid (accrued) benefit cost	$ (1,828)	$ (1,372)	$(2,096)	$(2,149)
Additional minimum liability	(4,133)	(4,327)	-	-
Intangible asset	665	904	-	-
Accumulated other comprehensive income	3,468	3,423	-	-
Net amount recognized	$ (1,828)	$ (1,372)	$(2,096)	$(2,149)

Increase in minimum liability included
in other comprehensive income	$ 45	$ 630	na	na

        The following information relates to all pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31
(In millions)	2004	2003
Projected benefit obligation	$ 13,577	$ 13,117
Accumulated benefit obligation	13,107	12,653
Fair value of plan assets	7,152	6,961

        The net periodic benefit cost included the following components:

(In millions)	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$ 241	$ 295	$ 399	$ 42	$ 86	$ 100
Interest cost	787	815	809	151	225	211
Expected return on plan assets	(706)	(718)	(822)	(9)	(9)	(9)
Amortization of prior service cost
including transition obligation/(asset)	85	93	89	(125)	(57)	10
Curtailment charge	152	125	-	-	13	-
Special termination benefit	-	10	-	-	4	-
Recognized actuarial (gain)/loss	93	73	26	89	102	27
Net periodic benefit costs	$ 652	$ 693	$ 501	$ 148	$ 364	$ 339

        Total pension expense for all retirement plans (including defined contribution plans) recognized in 2004, 2003 and 2002 respectively was $598 million, $804 million, and $683 million.

        The weighted-average assumptions used for the U.S. plans were as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Weighted-average assumptions used to determine
benefit obligations at December 31
Discount rate	5.84%	6.25%	5.83%	6.25%
Rate of compensation increase	3.45%	3.44%	-	-

Weighted-average assumptions used to determine
net periodic benefit cost for years ended December 31
Discount rate	6.25%	6.51%	6.25%	6.43%
Expected long-term rate of return on plan assets	9.00%	9.00%	8.00%	8.00%
Rate of compensation increase	3.44%	3.24%	-	-

        The expected return on plan assets is based on an evaluation of the historical behavior of the broad financial markets and the Company's investment portfolio, taking into consideration input from the plans' investment consultant and actuary regarding expected long-term market conditions and investment management performance.

(In millions)	2004	2003
Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to
decline (ultimate trend rate)	4.50%	4.50%
Year that the trend rate reaches the ultimate trend rate	2010	2009

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the assumed health care trend rate would have the following effects:

(In millions)	1% Increase	1% Decrease
Effect on total service and interest cost	$ 21	$ 17
Effect on postretirement benefit obligation	260	226

        The weighted-average asset allocations for our qualified U.S. pension plans at December 31, 2004 and 2003, by asset category are as follows:

	Plan Assets at December 31
Asset Category	2004	2003
Equity securities	63%	60%
Fixed income	32	35
Other	5	5
Total	100%	100%

        Our targeted allocation of assets is to the following fund types: 60% equities, 35% fixed income and 5% other, with approximate expected long-term rates of return of 10%, 7.5% and 15%, respectively.

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

        The weighted-average asset allocation for our other benefit plans at December 31, 2004 and 2003, by asset category are as follows:

	Plan Assets at December 31
Asset Category	2004	2003
Fixed income	100%	99%
Other	-	1
Total	100%	100%

        We do not expect to make any further cash contributions to our qualified defined benefit pension plan trusts in 2005. However, we do plan to contribute approximately $176 million to our other benefit plans in 2005. In addition, the following benefit payments, which include expected future service, as appropriate, are expected to be paid from the trusts:

(In millions)	Pension Benefits	Other Benefits	Other Benefits - subsidy receipts
2005	$ 842	$ 221	$ -
2006	862	220	(16)
2007	884	231	(18)
2008	887	238	(21)
2009	896	245	(23)
Years 2010 - 2014	4,575	1,310	(138)

(16) Commitments, Contingent Liabilities and Uncertainties

        General Guarantees and Indemnifications. In the normal course of business, we enter into numerous real estate leasing and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, we typically indemnify the lessors, and any tax/financing parties against tort liabilities that arise out of the use, occupancy, operation or maintenance of the leased premises or financed aircraft. Currently, we believe that any future payments required under these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). Additionally, certain leased premises such as fueling stations or storage facilities include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premises.

        Financings and Guarantees. In addition to common commercial lease transactions, we have entered into numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt special facilities revenue bonds and issued by various local municipalities to build or improve airport and maintenance facilities. Under these lease agreements, we are required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. However, as a result of our bankruptcy filing, we are not permitted to make payments on unsecured pre-petition debt. We have been advised that our municipal bonds may be unsecured (or in certain instances, partially secured) pre-petition debt. At December 31, 2004, $1.2 billion in principal of such bonds was outstanding but not recorded in the Statements of Consolidated Financial Position in accordance with GAAP. As of December 31, 2004, UAL and United had jointly guaranteed $60 million of such bonds and United had guaranteed $1.2 billion of such bonds, including accrued interest.

        During 2003, we filed four complaints for declaratory judgment and corresponding motions for temporary restraining orders concerning United's municipal bond obligations for facilities at DEN, JFK, SFO, and LAX. In each case, we sought clarification of our obligations to pay principal and interest under the applicable municipal bonds, and the protection of our rights concerning related airport lease agreements at the applicable airports.

        On March 30, 2004, the Bankruptcy Court granted our motions for summary judgment with respect to the JFK, SFO and LAX municipal bonds, holding that our payment obligations related to municipal bonds financing airport improvements at these sites are not obligations arising under "leases" pursuant to Section 365 of the Bankruptcy Code. Based on this ruling, the outstanding $248 million in principal in connection with these municipal bonds is considered pre-petition debt and the applicable accrued rent has been classified as liabilities subject to compromise.

        In our adversary proceeding involving DEN, however, the Bankruptcy Court did not grant our motion for summary judgment. Rather, the Bankruptcy Court found that our payment obligations for the municipal bonds financing airport improvements at DEN (which represents approximately $261 million in principal) are obligations arising under a true lease. We have appealed the adverse ruling of the DEN proceeding, but in accordance with the Bankruptcy Court's order, we paid $36 million into escrow for the April 2003, October 2003, April 2004 and October 2004 interest payments due for the DEN municipal bonds.

        The defendants in the JFK, SFO and LAX adversary proceedings also appealed the Bankruptcy Court's ruling in the District Court. In November 2004, the District Court reversed the Bankruptcy Court's ruling and held in favor of the defendants in the SFO adversary proceeding. In January 2005, the District Court affirmed the Bankruptcy Court's ruling with respect to the DEN adversary proceeding and reversed the Bankruptcy Court's ruling with respect to the LAX adversary proceeding. On February 18, 2005, the District Court affirmed the Bankruptcy Court's ruling in the Company's favor in the JFK adversary proceeding.

        The Company has appealed the District Court's ruling with respect to the SFO, LAX and DEN adversary proceedings to the United States Court of Appeals, Seventh Circuit. We expect that the defendants will appeal the ruling in the Company's favor in the JFK matter. The outcome of these matters is uncertain and, therefore, the ultimate treatment of these municipal bond obligations in reorganization is uncertain.

        Similarly, in September 2003, we filed a complaint for declaratory judgment for all seven municipal bond issues (which represents approximately $601 million in principal) relating to our facilities at Chicago O'Hare International Airport ("O'Hare"), seeking, among other things, a declaration that a certain cross-default provision in the O'Hare airport lease is unenforceable. On February 15, 2005, the Bankruptcy Court approved an agreement resolving the disputes between the parties to this proceeding that in effect reduces the Company's indebtedness related to these bond issues from approximately $601 million to $150 million. The City of Chicago, a party to these adversary proceedings, is not a party to the O'Hare Settlement Agreement.

        The O'Hare Settlement Agreement requires the indenture trustees and certain designated bondholders to waive any existing defaults with respect to the bonds, and not to seek any further payment on account of the bonds beyond the consideration set forth in the O'Hare Settlement Agreement. It requires the Company, in connection with the confirmation of its plan of reorganization, to relinquish any claims to certain unused construction fund monies (which currently total approximately $65 million) and to issue convertible debt to the counterparties in the O'Hare Settlement Agreement, upon emergence from bankruptcy of the reorganized UAL Corporation, having a par value of $150 million.

        As of December 31, 2004, we have paid into escrow cash payments totaling $22 million related to interest due on the O'Hare municipal bonds for March, April, May, September, October and November of 2003 and for March, April and May of 2004. As part of the O'Hare Settlement Agreement, these escrow funds, less legal fees, will be remitted to the Company.

        Fuel Consortia. We also participate in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortias (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, the consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2004, approximately $488 million principal amount of such bonds were secured by fuel facility leases at major hubs in which we participate. United's maximum exposure is approximately $166 million principal amount of such bonds based on our past consortia participation and will only trigger if the other participating carriers or consortia members default on their lease payments. The guarantees are set to expire when the tax-exempt bonds are paid in full, which ranges from 2010 to 2028. We did not record a liability at the time the indirect guarantees were made.

        EETC Debt. In 1997 and 2000, we issued Enhanced Equipment Trust Certificates ("EETCs") to refinance certain owned aircraft and aircraft under operating leases. A portion of these proceeds are direct obligations of United and were recognized in the Statements of Consolidated Financial Position while certain proceeds were placed in trusts not owned or affiliated with United. The proceeds placed in off-balance sheet trusts were used to refinance the remaining bank debt of the lessors in existing leveraged leases with United. As of December 31, 2004, approximately $300 million of these proceeds were placed in off-balance sheet trusts. For one of the trusts, United is the swap provider and pays fixed interest and receives variable interest that converts the trust's variable rate assets to fixed rate assets and converts United's variable rate lease payments to fixed rate lease payments.

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

        We record liabilities for legal and environmental claims against us in accordance with GAAP. These amounts are recorded based on our assessments of the likelihood of their eventual settlements. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims. In addition, as a result of the bankruptcy filing, as of the Petition Date, virtually all pending litigation is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against us. Accordingly, we have classified certain of these liabilities as liabilities subject to compromise.

        The Company anticipates that its liability from claims arising from the events of September 11, 2001 will be significant; however, we believe that, under the Act, our liability will be limited to our insurance coverage.

        We have not incurred any material environmental obligations relating to the events of September 11, 2001.

        Commitments. At December 31, 2004, commitments for the purchase of property and equipment, principally aircraft, approximated $1.8 billion, after deducting advance payments. Since September 11, 2001, we have reached agreements with the aircraft manufacturers enabling us to delay delivery of future orders. Since resetting our fleet plan is critical to our overall restructuring, we continue to hold discussions regarding these deliveries. Our current commitments would require the payment of an estimated $0.1 billion in 2005, $0.6 billion in 2006 and 2007, $0.5 billion in 2008 and $0.6 billion in 2009 and thereafter primarily for the purchase of A319, A320 and B777 aircraft. It is likely that the amount and timing of these obligations will change, and could potentially be eliminated in their entirety. Additionally, the disposition of advance payments to the manufacturers of $161 million is subject to the ultimate outcome of these discussions. In March 2005, United reached an agreement with respect to the undelivered B777 aircraft, eliminating this obligation and allowing United to use a significant portion of the approximately $45 million in associated advance payments for other purposes. However, since that agreement remains subject to Bankruptcy Court approval, we have not excluded those commitments from the obligations above.

        Approximately 80% of United's employees are represented by various U.S. labor organizations. In April 2003, we reached agreements with all of our labor unions for new collective bargaining agreements. These agreements became effective on May 1, 2003 and were to become amendable in six years. Subsequently, in January 2005, we reached new agreements with four of our six labor unions for new collective bargaining agreements. These agreements became effective January, 2005.

(17) Financial Instruments and Risk Management

        Aircraft Fuel - Aircraft fuel represented 17%, 13% and 10% of our total operating expenses for 2004, 2003 and 2002, respectively.

        During the second quarter of 2004, we began to implement a strategy to hedge a portion of our price risk related to projected jet fuel requirements primarily through collar options. The collars (designated as cash flow hedges) involve the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. These contracts are recorded at fair value with the changes in fair value, to the extent they are effective, recorded in other comprehensive income until the underlying hedged fuel is consumed. See Note 5 "Comprehensive Income (Loss)" for details. The fair value is determined by the use of standard option value models using commodity-related assumptions derived from prices observed in underlying markets. The impact of these hedge transactions was immaterial to our results of operations in 2004.

        We have hedged approximately 11% of our 2005 projected fuel requirements at an average price of $1.27 per gallon, excluding taxes. The fair value of these contracts was approximately $3 million as of December 31, 2004 that was included in other comprehensive loss. We expect that the entire amount of $3 million will be recognized as adjustments to fuel expense within the next 12 months. We plan to continue to hedge future fuel purchases for 2005 and beyond as circumstances and market conditions allow.

        The following is a reconciliation of current period changes of the portion of stockholders' equity relating to derivatives that qualify as cash flow hedges:

(In millions)	(decrease)/increase
Balance as of December 31, 2003	$ (23)
Current period change in fair value	58
Reclassifications into earnings	(55)
Balance as of December 31, 2004	$ (20)

        Interest Rate - United is a party to a series of interest rate swaps that convert floating-rate operating leases to fixed-rate leases. We have designated these swaps as cash flow hedges of the floating-rate leases and recorded these contracts at fair value with the effective portion recorded as a component of other comprehensive loss. As of December 31, 2004, we had $130 million notional amount of interest rate swaps outstanding with a fair value to United of $(29) million. The ineffectiveness resulting from the change in fair value of our interest rate hedge position was immaterial.

        As the majority of this balance is associated with aircraft financings for which we have yet to reach agreements with the financiers, we are unable to determine what amount, if any, will be recorded in earnings in the next twelve months.

(18) Segment Information

        As is more fully discussed in Note 2(i) "Summary of Significant Accounting Policies - United Express", the Company has reclassified UAX revenues and expenses in its Consolidated Statement of Operations to reflect both gross revenue and gross expenses as opposed to prior practice in which these amounts were reported as net revenue. Segment disclosures have been restated for all periods presented to conform to these changes.

        In accordance with DOT guidelines, we allocate mainline and regional affiliate passenger and cargo revenues to the North America segment based on the actual flown revenue for flights with an origin and destination wholly within the U.S. Passenger and cargo revenue is allocated to international segments based on the actual flown revenue for flights with an international origin or destination in that segment. Other revenues that are not directly associated with a specific flight (such as Red Carpet Club membership fees) are allocated based on the pro rata share of available seat miles flown in each segment.

        The accounting policies for each of these segments are the same as those described in Note 2, "Summary of Significant Accounting Policies," except that segment financial information has been prepared using a management approach which is consistent with how we internally disperse financial information for the purpose of making internal operating decisions. We evaluate segment financial performance based on earnings before income taxes, special items, reorganization items, government compensation and gain on sale of investments.

(In millions)	Year Ended December 31, 2004
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$10,510	$2,684	$1,964	$ 406	$ 822	$ 5	$ -	$ 16,391
Intersegment revenue	302	84	64	13	47	4	(514)	-
Interest income	41	17	12	2	-	(47)	-	25
Interest expense	265	109	74	14	47	(60)	-	449
Equity in earnings of affiliates	3	1	1	-	-	-	-	5
Depreciation and amortization	551	162	127	25	9	-	-	874
Earnings (losses) before
special items, gain on sale
of investments and
reorganization items	(1,408)	(42)	(62)	(33)	302	(30)	-	(1,273)

(In millions)	Year Ended December 31, 2003
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$10,004	$2,053	$1,705	$ 418	$ 741	$ 7	$ -	$ 14,928
Intersegment revenue	283	69	56	14	39	1	(462)	-
Interest income	77	15	15	3	-	(55)	-	55
Interest expense	280	144	96	22	55	(70)	-	527
Equity in losses of affiliates	(4)	-	-	-	-	-	-	(4)
Depreciation and amortization	595	188	140	37	8	-	-	968
Earnings (losses) before
special items, gain on sale
of affiliate's stock, gain on
sale of investments, gov't
compensation and
reorganization items	(1,237)	(361)	(164)	(92)	230	(40)	-	(1,664)

(In millions)	Year Ended December 31, 2002
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$10,376	$2,415	$1,830	$ 477	$ 703	$ 21	-	$ 15,822
Intersegment revenue	221	68	53	12	51	4	(409)	-
Interest income	74	20	15	4	6	(59)	-	60
Interest expense	338	126	106	31	60	(71)	-	590
Equity in earnings (losses)
of affiliates	1	-	-	-	(8)	-	-	(7)
Depreciation and amortization	599	175	138	36	12	-	-	960
Earnings (losses) before
special items, gain on sale
of investments, gov't
compensation and
reorganization items	(2,298)	(565)	(369)	(194)	226	(22)	-	(3,222)

        A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the consolidated financial statements follows:

(In millions)	2004	2003	2002
Total losses for reportable segments	$ (1,243)	$ (1,624)	$ (3,200)
Special items (Note 3)	5	(429)	(149)
Reorganization items	(611)	(1,173)	(10)
Government compensation	-	300	130
Gain on sale of investments	158	135	46
Gain on sale of affiliate's stock	-	23	-
Other UAL subsidiary losses	(30)	(40)	(22)
Loss before income taxes and
distributions on preferred securities	$ (1,721)	$ (2,808)	$ (3,205)

        UAL's operations involve an insignificant level of dedicated revenue producing assets by reportable segment. ULS has $991 million in total assets as of December 31, 2004. The overwhelming majority of United's revenue producing assets (which are primarily U.S. registered aircraft) can be deployed in any of United's four remaining reportable segments, as any given aircraft may be used in multiple segments on any given day. Therefore, we allocate depreciation and amortization expense associated with those assets on the basis of available seat miles flown in each segment. In addition, we have significant intangible assets related to the acquisition of our Atlantic and Latin America route authorities.

        We did not have any significant customers requiring disclosure in any period presented.

(19) Statement of Consolidated Cash Flows - Supplemental Disclosures

        Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

(In millions)	2004	2003	2002
Cash paid during the year for:
Interest (net of amounts capitalized)	$ 397	$ 385	$ 493
Income taxes	-	-	58

Non-cash transactions:
Long-term debt incurred for equipment additions	172	-	730
Capital lease obligations incurred	-	191	-
Increase (decrease) in pension intangible assets	(239)	(258)	600
Net unrealized gain (loss) on investments	-	2	(24)

(20) Subsequent Events

        As of December 31, 2004, the Company had recorded a receivable of approximately $77 million for certain air and ground handling services. Based upon events subsequent to the date of the financial statements, the Company has determined that it is probable that this receivable has been impaired. Therefore, the Company has adjusted its financial statements by reducing the receivable and recording additional cost of sales.

        The following table shows the effect of the impairment of this receivable on amounts previously reported on our Form 8-K:

(In millions, except per share)	4th Qtr	Year-to-date
	Increase	Increase
Operating expenses	$ 77	$ 77
Loss from operations	$ 77	$ 77
Net loss	$ 77	$ 77
Per share amounts, basic and diluted:
Net Loss	$0.66	$0.68

(21) Selected Quarterly Financial Data (Unaudited)

(In millions, except per share)	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year
2004:
Operating revenues	$ 3,909	$ 4,189	$ 4,305	$ 3,988	$ 16,391
Earnings (loss) from operations	(211)	7	(80)	(570)	(854)
Net loss	(459)	(247)	(274)	(741)	(1,721)

Per share amounts, basic and diluted:
Net loss	$ (4.17)	$ (2.25)	$ (2.38)	$ (6.39)	$ (15.25)

2003:
Operating revenues	$ 3,587	$ 3,520	$ 4,024	$ 3,797	$ 14,928
Earnings (loss) from operations	(813)	(431)	19	(135)	(1,360)
Net loss	(1,343)	(623)	(367)	(475)	(2,808)

Per share amounts, basic and diluted:
Net loss	$ (14.16)	$ (6.26)	$ (3.47)	$ (4.33)	$ (27.36)

        The sum of quarterly loss per share amounts is not the same as annual loss per share amounts because of changing numbers of shares outstanding.

        As discussed in Note 2(i) "Summary of Significant Accounting Policies - United Express", revenues and expenses for all of our UAX regional carriers are now presented gross on our financial statements as "Regional Affiliates". Prior periods have been reclassified to conform to the current year's presentation. These reclassifications did not impact our earnings (loss) from operations, net loss or related per share amounts for any period presented.

        The following table shows the effect of these reclassifications on operating revenues for amounts previously reported on our Form 10-Q and 2003 Form 10-K:

	2004		2003
(In millions)	1st	2nd	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Increase in operating revenues	177	148	403	411	207	183
Increase in operating expenses	177	148	403	411	207	183

        The quarterly results are impacted by the following significant items:

        During the first quarter of 2004, we adjusted our mainline passenger revenue and recognized an additional $60 million in passenger revenue. In addition, we incurred a $13 million charge in non-operating expense for the write-down of certain non-operating B767 aircraft and recorded $130 million in reorganization items.

        During the second quarter of 2004, we recorded $144 million in reorganization items.

        During the third quarter of 2004, Air Canada successfully emerged from protection under the CCAA. We had filed a pre-petition claim against Air Canada based on our equity interest in three Airbus A330 aircraft leased to Air Canada. As part of its plan of reorganization, Air Canada offered its unsecured creditors the opportunity to participate in their initial public offering. We subscribed to 986,986 shares in the reorganized company in August 2004 and sold them in October 2004 for a nominal gain. Separately, we sold our pre-petition claim and recorded a non-operating gain of $18 million during the third quarter of 2004. Additionally, we recorded $115 million in reorganization items.

        During the fourth quarter of 2004, we adjusted our Mileage Plus liability and recognized a charge of $47 million. Additionally, we sold our investment in Orbitz and recognized a gain of $158 million in non-operating expense and recorded $222 million in reorganization items.

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

        Certain items are described more fully in Note 3, "Special Items" and Note 7, "Investments."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

        An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

March 15, 2005

To the Stockholders of
UAL Corporation
Elk Grove Village, Illinois

The management of UAL Corporation and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions of the Company;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, management has concluded that, as of December 31, 2004, the Company's internal control over financial reporting was effective based on those criteria.

The Company's independent auditors have issued an audit report on management's assessment of the Company's internal control over financial reporting. This report appears in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UAL Corporation
Chicago, Illinois

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that UAL Corporation (Debtor-in-Possession) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position, the related consolidated statements of operations, stockholders' deficit, and cash flows, and the financial statement schedules included in Item 15 as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules and included explanatory paragraphs related to (i) the Company's reorganization under Chapter 11 and (ii) the Company's ability to continue as a going concern.

Chicago, Illinois
March 15, 2005

ITEM 9B.  OTHER INFORMATION.

        On March 11, 2005, United Air Lines, Inc. ("United") terminated the United Air Lines, Inc. Supplemental Retirement Plan, as amended and restated effective May 15, 2003 (the "Plan"), effective as of February 28, 2005. The Plan was a nonqualified retirement plan and was maintained by United for the purpose of supplementing the retirement incomes payable under the United Air Lines, Inc. Non-Union Ground Employees' Retirement Plan to certain non-union employees of the Company, including senior management, who have benefits under United's tax-qualified pension plan that cannot be paid due to Internal Revenue Code limits on compensation or benefits. The Plan was terminated as part of the Company's efforts to further reduce its costs. There are no early termination penalties incurred by the Company as a result of this termination.

        On March 11, 2005, Glenn F. Tilton, Chairman, President and Chief Executive Officer of the Company, signed a letter agreement reducing his base salary by 11%, plus an additional 4% temporary reduction, from $712,500 to $605,625. The letter agreement is filed as Exhibit 10.43 to this Form 10-K.

        As of December 31, 2004, the Company had recorded a receivable of approximately $77 million for certain air and ground handling services. Based upon events subsequent to the date of the financial statements, the Company has determined that it is probable that this receivable has been impaired. Therefore, the Company has adjusted its financial statements by reducing the receivable and recording additional cost of sales. Please refer to Note 20 "Subsequent Events" in the Notes to the Consolidated Financial Statements of this Form 10-K for more details.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the Registrant

        Glenn F. Tilton. Age 56.  Director since 2002.  Mr. Tilton has been Chairman, President and Chief Executive Officer of the Company (holding company) and United Air Lines, Inc., a wholly owned subsidiary of the Company (air transportation), since September 2002.  From October 2001 to August 2002, he served as Vice Chairman of ChevronTexaco Corporation (global energy).  In addition, from May 2002 to September 2002 he served as Non-Executive Chairman of Dynegy, Inc. (energy). From February to October 2001 he served as Chairman and Chief Executive Officer of Texaco Inc. (global energy).  He previously served as President of Texaco's Global Business Unit.  He serves as a director of Lincoln National Corporation.

        Mark A. Bathurst. Age 54. Director since January 1, 2004. Captain Bathurst has served as Chairman since January 1, 2004 of ALPA-MEC (labor union).  He has been a United Airbus 320 Captain since 1996. Captain Bathurst was nominated by the ALPA-MEC and elected in 2003 by the United Airlines Pilots Master Executive Council, ALPA, the holder of the Company's Class Pilot MEC stock.

        Stephen R. Canale.  Age 59.  Director since 2002. Mr. Canale has served as President and Directing General Chairman since 1999 of the IAM District Lodge 141 (labor union). Mr. Canale was nominated by the IAM and elected in 2002 by the International Association of Machinists and Aerospace Workers, the holder of the Company's Class IAM stock.

        W. James Farrell.  Age 62.  Director since 2001.  Mr. Farrell has been Chairman and Chief Executive Officer of Illinois Tool Works Inc. (manufacturing and marketing of engineered components) for the past five years.  Mr. Farrell also currently serves as a director of Allstate Insurance Company, Illinois Tool Works Inc., Kraft Foods, Inc. and Sears, Roebuck and Company.

        W. Douglas Ford.  Age 61.  Director since 2002.  Mr. Ford served as the Chief Executive of Refining & Marketing in 1999 and as the Executive Director from 2000 to 2002 of BP p.l.c. (petroleum and petrochemicals holding company).  From 1993 to 1999 he served as Executive Vice President of Amoco Corporation and President of Amoco Oil Company (oil company).  He serves as a director of USG Corporation, Air Products and Chemical, Inc. and Suncor Energy, Inc. Mr. Ford was nominated by the System Roundtable, a body of salaried and management employees of United, and elected in 2002 by the holders of the Company's Class SAM stock, who are W. Douglas Ford, the Salaried/Management Employee Director and Sara A. Fields, United's Senior Vice President-People.

        Dipak C. Jain. Age 47. Director since 2003. Mr. Jain has been the Dean of Kellogg School of Management, Northwestern University since 2001 and served as Associate Dean since 1996. He serves as a director of Deere & Company, HartMarx Corporation, Northern Trust and Peoples Energy Corporation.

        Robert S. Miller, Jr. Age 63. Director since 2003. Mr. Miller has been the non-executive Chairman of the Board of Federal Mogul Corporation since January 12, 2004. He previously served as Chairman and CEO of Bethlehem Steel Corporation (steel manufacturer that filed for protection under federal bankruptcy laws on October 15, 2001) from 2001 to 2003, Chairman and CEO of Federal Mogul Corporation (auto parts supplier that filed for protection under federal bankruptcy laws on October 1, 2001) from 1999 to 2000, and Chairman and CEO of Waste Management, Inc. (waste services) from 1997 to 1999. He serves as a director of Federal Mogul Corporation, Pope & Talbot, Inc., Reynolds American, Inc., Symantec Corporation and Waste Management, Inc.

        James J. O'Connor.  Age 67.  Director since 1984.  Mr. O'Connor retired as Chairman and Chief Executive Officer of Unicom Corporation (holding company of supplier of electricity) in 1998.  He serves as a director of Corning Incorporated, Smurfit-Stone Container Corporation and Trizec Properties, Inc.

        Hazel R. O'Leary.  Age 67.  Director since 1999. Ms. O'Leary has been President of Fisk University (education) since August 15, 2004 and President of O'Leary & Associates (energy services and investment strategy) since 2002.  She previously served as President and Chief Operating Officer of Blaylock & Partners (investment banking) from 2000 to 2002.  From 1997 to 2000 she served as President of O'Leary & Associates.  She serves as a director of Scottish Re Holdings, Ltd.

        Paul E. Tierney, Jr. Age 62.  Director since 1990.  Mr. Tierney has been a General Partner at Aperture Venture Partners (investment management) since 2002 and a Managing Member of Development Capital, LLC (investment management) since 1997.  He serves as a director of Liz Claiborne, Inc.

        John H. Walker. Age 47.  Director since 2002. Mr. Walker has been the Chief Executive Officer and President of the Boler Company (transportation manufacturer) since August 2003. He previously served as the Chief Executive Officer of Weirton Steel Corporation (steel manufacturer that filed for protection under federal bankruptcy laws on May 19, 2003) from 2001 to 2003 and was President and Chief Operating Officer from 2000 to 2001.  From 1997 to 2000 he was President of Flat Rolled Products, a division of Kaiser Aluminum Corporation (aluminum manufacturer that filed for protection under federal bankruptcy laws on February 12, 2002).

        George B. Weiksner, Jr.  Age 60.  Director since 2003. Mr. Weiksner has been an investment banker with Credit Suisse First Boston LLC (investment banking) since 1970.

Executive Officers of the Registrant

        Frederic F. Brace.  Age 47.  Mr. Brace has been Executive Vice President and Chief Financial Officer of the Company and United Air Lines, Inc. since August 2002.  From September 2001 to August 2002, Mr. Brace served as the Company and United's Senior Vice President and Chief Financial Officer.  From July 1999 to September 2001, Mr. Brace had served as United's Senior Vice President - Finance and Treasurer.  From February 1998 through July 1999, he served as Vice President - Finance of United.

        Sara A. Fields.  Age 61.  Ms. Fields has been Senior Vice President - People of United Air Lines, Inc. since December 2002. From January to December 2002, Ms. Fields served as United's Senior Vice President - People Services and Engagement. Ms. Fields previously served as Senior Vice President - Onboard Service of United.

        Douglas A. Hacker.  Age 49.  Mr. Hacker has been Executive Vice President -Strategy of the Company and United Air Lines, Inc. since December 2002.  From September 2001 to December 2002, Mr. Hacker served as United's Executive Vice President and President of UAL Loyalty Services, Inc., a wholly owned subsidiary of the Company (manages non-core marketing business and other strategic assets of the Company). From July 1999 to September 2001, Mr. Hacker had served as the Company's Executive Vice President and Chief Financial Officer and as United's Executive Vice President Finance & Planning and Chief Financial Officer. From July 1994 to July 1999, he served as Senior Vice President and Chief Financial Officer of United.

        Paul R. Lovejoy.  Age 50.  Mr. Lovejoy has been Senior Vice President, General Counsel and Secretary of the Company and United Air Lines, Inc. since June 2003.  From September 1999 to June 2003, he was a partner with Weil, Gotshal & Manges, LLP (law firm). He previously served as Assistant General Counsel of Texaco Inc.

        Peter D. McDonald.  Age 53.  Mr. McDonald has been Executive Vice President and Chief Operating Officer of the Company and United Air Lines, Inc. since May 2004.  From September 2002 to May 2004, Mr. McDonald served as Executive Vice President - Operations. From January to September 2002, Mr. McDonald served as United's Senior Vice President - Airport Operations. From May 2001 to January 2002, he served as United's Senior Vice President - Airport Services.  From July 1999 to May 2001, he served as Vice President - Operational Services.  From July 1995 to July 1999, he served as Managing Director - Los Angeles Metro Area for United.

        Rosemary Moore. Age 54. Ms. Moore has been the Senior Vice President - Corporate and Government Affairs of United Air Lines, Inc. since December 2002. From November to December 2002, Ms. Moore was the Senior Vice President - Corporate Affairs of United. From October 2001 to October 2002, she was the Vice President - Public and Government Affairs of ChevronTexaco Corporation. From June 2000 to October 2001, she was Vice President - Corporate Communications and Government Affairs of Texaco, Inc. From September 1996 to June 2000, she was an independent consultant.

        John P. Tague. Age 42. Mr. Tague has been Executive Vice President - Marketing, Sales and Revenue of the Company and United Air Lines, Inc. since May 2004. From May 2003 to May 2004, Mr. Tague was Executive Vice President - Customer of the Company and United Air Lines, Inc. From 1997 to August 2002, Mr. Tague was the President and Chief Executive Officer of ATA Holdings Corp. (air transportation).

        Glenn F. Tilton. See information regarding Mr. Tilton above under Directors.

        There are no family relationships among the executive officers or the directors of the Company.  Our executive officers serve at the discretion of the Board of Directors.

Board Independence

        The Board of Directors made a determination that all of the members of the Board are "independent" other than Messrs. Bathurst, Canale and Tilton, based on the categorical standards adopted by the Board in the UAL Corporation Corporate Governance Guidelines (see below). Messrs. Bathurst, Canale and Tilton are not independent because each is an employee of United Air Lines, Inc., a wholly owned subsidiary of UAL Corporation.

Categorical Standards

        The Board has established these categorical standards to assist it in determining whether a director has any direct or indirect material relationship with the Company.  A director is independent if, within the three years preceding the determination:

  the director was not an employee of the Company and none of the director's immediate family members was an executive officer of the Company;
  the director, and each immediate family member of the director, did not receive any compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);
  the director, and each immediate family member of the director, was not affiliated with or employed by a current internal or external auditor of the Company or a former internal or external auditor of the Company that ceased providing services to the Company less than three years preceding the determination;
  the director, and each immediate family member of the director, was not employed as an executive officer of another company where any of the Company's executive officers served on the other company's compensation committee;
  the director was not an affiliate, executive officer or employee of, and each immediate family member of the director was not an affiliate or executive officer of, another company that makes payments to, or receives payments from, the Company for property or services in an amount that, in any of the three fiscal years preceding the determination, accounted for at least two percent (2%) or $1 million, whichever is greater, of such other company's consolidated gross revenues;
  the director, and each immediate family member of the director, was not an affiliate or executive officer of another company which was indebted to the Company, or to which the Company was indebted, where the total amount of indebtedness (to and of the Company) exceeded two percent (2%) of the total consolidated assets of such other company or the Company;
  the director, and each immediate family member of the director, was not an officer, director or trustee of a charitable organization where the Company's (or an affiliated charitable foundation's) annual charitable contributions to such charitable organization exceeded the greater of $1 million or two percent (2%) of that organization's consolidated gross revenues; and
  the director has not been a party to a personal services contract with the Company, the Chairman any executive officer of the Company or any affiliate of the Company.
        For purposes of these categorical standards, (i) an "immediate family member" of a director includes a director's spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than domestic employees) who share such director's home and (ii) an "affiliate" includes a general partner of a partnership, a managing member of a limited liability company or a shareholder of a corporation controlling more than 10% of the voting power of the corporation's outstanding common stock.

        The Board will annually review all relationships between the Company and its outside directors and publicly disclose whether its outside directors meet the foregoing categorical independence standards.

Executive Sessions of Non-Management Directors

        The non-management directors of the Company meet regularly outside the presence of the management directors (no less frequently than semiannually).  The non-management directors designate a Lead Director who shall be a non-management director to preside over each non-management director executive session.  The Board of Directors designated Mr. O'Connor as Lead Director in 2004.

        Shareholders and other interested parties may contact the UAL Board of Directors as a whole, or any individual member, by one of the following means: (1) writing to the UAL Board of Directors, UAL Corporation, c/o the Corporate Secretary's Office, P.O. Box 66919 - WHQLD, Chicago, IL 60666; or (2) by emailing the UAL Board at UALBoard@united.com.

        Shareholders may communicate to the Board on an anonymous or confidential basis. The UAL Board has designated the General Counsel and the Corporate Secretary's Office as its agents for receipt of communications. All communications will be received, processed and initially reviewed by the Corporate Secretary's Office. The Corporate Secretary's Office maintains all communications and they are all available for review by any member of the Board at his or her request.

        The Lead Director is promptly advised of any communication that alleges management misconduct or raises legal, ethical or compliance concerns about Company policies and practices. The Lead Director receives periodic updates from the Corporate Secretary's Office on other communications from shareholders and he or she determines which of these communications he or she desires to review, respond to or refer to another member of the Board.

Audit Committee Financial Expert

        The Board of Directors of UAL Corporation has determined that each of Paul E. Tierney, Jr., Chair of the Audit Committee, and Audit Committee members W. Douglas Ford, Robert S. Miller, Jr. and John H. Walker is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A and Items 401(h)(1)(ii) of Regulation S-K of the Exchange Act.

Audit Committee

        UAL Corporation has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Paul E. Tierney, Jr., W. Douglas Ford, Dipak C. Jain, Robert S. Miller, Jr., Hazel R. O'Leary and John H. Walker.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based on the Company's records, we believe that all SEC filing requirements applicable to our reporting persons defined under Section 16 of the Securities Exchange Act of 1934, as amended, were complied with for 2004.

Code of Ethics

        The Company has adopted a code of business conduct and ethics for directors, officers (including UAL's principal executive officer, principal financial officer and principal accounting officer or controller) and employees, known as "Our Code of Business Conduct". The Code is available on the Company's website, www.united.com, under "About United/Company Information/Investor Relations/Corporate Governance/Code of Conduct".

Corporate Governance Guidelines and Committee Charters

        The Company's Corporate Governance Guidelines and the charters for each of its Audit, Human Resources, Executive, Nominating/Governance and Public Responsibilities Committees are available on the Company's website, www.united.com, under "About United/Company Information/Investor Relations/Corporate Governance".

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation
Summary Compensation Table

		Annual Compensation			Long Term Compensation			All Other Compensation ($)(5)
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)(3)	Securities Underlying Options/SARs (#)	LTIP Payouts ($) (4)

Glenn F. Tilton Chairman, President, Chief Executive Officer	2004 2003 2002	756,832 745,749 312,314	366,393 0 3,000,000	27,910 31,478 88,683	0 0 287,000	0 0 1,150,000	0 0 0	8,481 0 4,500,000

Douglas A. Hacker Executive Vice President - Strategy	2004 2003 2002	582,000 582,000 524,100	150,413 0 0	49,818 11,811 111,260	0 0 0	0 0 0	0 2,083,492 161,693	3,606 3,253 37,387

Frederic F. Brace Executive Vice President and Chief Financial Officer	2004 2003 2002	514,000 461,066 445,717	173,403 232,500 0	25,403 5,049 33,552	0 0 82,000	0 0 200,000	0 0 0	2,314 960 9,884

Peter D. McDonald Executive Vice President and Chief Operating Officer	2004 2003 2002	525,998 443,301 301,818	177,602 226,500 0	26,615 4,379 32,913	0 0 58,500	0 0 157,650	0 0 0	4,195 1,350 8,963

John P. Tague Executive Vice President - Marketing, Sales and Revenue	2004 2003	541,330 335,531	444,969 0	13,399 10,758	0 0	0 0	0 0	1,696 0

(1) Amounts for Messrs. Tilton, Hacker, Brace and McDonald in 2004 were paid under the UAL Success Sharing Program - Performance Incentive Plan (referred to as the Success Sharing Plan). Amounts in 2004 for Mr. Tague were paid under the Success Sharing Plan and the Corporation Retention and Recognition Bonus Plan. Amounts for Messrs. Brace and McDonald in 2003 were paid under the UAL Corporation Retention and Recognition Bonus Plan. Any bonus for 2003 under the UAL Corporation Performance Incentive Plan for the named executive officers is not calculable at the time of filing this report as the Human Resources Subcommittee has not determined the amounts to pay the officers at this time.

(2) Amounts under "Other Annual Compensation" in 2004 are payments to the named executive officers to cover their tax liabilities incurred in connection with the free transportation and cargo shipment on United that it provides to the officers, except for Mr. Tague, who also received $4,793 in 2004 to cover tax liabilities associated with relocation and temporary living expenses.

(3) As of December 31, 2004 there was no outstanding restricted stock. On May 12, 2004 the Human Resources Subcommittee approved the release of restrictions on the remaining restricted shares held by the Messrs, Tilton, Hacker and Brace for purposes of the officer donating the stock or proceeds of the sale of stock to a charitable organization.

(4) Amounts represent awards under the UAL Loyalty Services ("ULS") long-term incentive plan ("LTIP") which was adopted in 2000. For 2003, amount represents award accrued for the net value created of ULS asset portfolio during the performance period under the LTIP. This award was reduced significantly from its stated dollar amount and the unvested portion was forfeited when the LTIP was amended in June 2003. This amount is subject to reduction based on the proportionate amount paid to all eligible participants if the total payments for all LTIP awards exceed the maximum amount specified in the LTIP. In addition, this amount is expected to be paid only upon the Company's emergence from bankruptcy and is contingent upon Mr. Hacker's continued employment at that time. For 2002, amount represents a payment under the LTIP equal to Mr. Hacker's vested interest in net value created of ULS' asset portfolio upon a liquidating event involving a sale of a portfolio asset.

(5)  Amounts in 2004 represent premiums paid by the Company for group variable life insurance. Amount in 2003 includes split dollar life insurance compensation for Messrs. Brace, Hacker and McDonald. For Mr. Tilton, amount in 2002 represents $4.5 million paid by the Company into three secular trusts on Mr. Tilton's behalf. The secular trusts are described in more detail under "Employment Contracts and Arrangements - Mr. Tilton's Employment Agreement."

Aggregated 2004 FY-End Option Values
         The table below provides information about stock options held at the end of 2004 by the officers named in the Summary Compensation Table.  No options were exercised by these officers in 2004. The option exercise price was higher than the fair market value of the underlying stock at year-end.

Name	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable

Glenn F. Tilton	575,000/575,000	0/0
Douglas A. Hacker	284,400/0	0/0
Frederic F. Brace	269,000/37,500	0/0
Peter D. McDonald	52,250/0	0/0
John P. Tague	0/0	0/0

Pension Plan Table

Years of Participation

Final Average Pay	1	5	10	15	20	25	30	35

400,000	6,520	32,600	65,200	97,800	130,400	163,000	195,600	228,200
600,000	9,780	48,900	97,800	146,700	195,600	244,500	293,400	342,300
800,000	13,040	65,200	130,400	195,600	260,800	326,000	391,200	456,400
1,000,000	16,300	81,500	163,000	244,500	326,000	407,500	489,000	570,500
1,200,000	19,560	97,800	195,600	293,400	391,200	489,000	586,800	684,600

        This table is based on retirement at age 65 and selection of a straight life annuity (other annuity options are available, which would reduce the amounts shown).  The amount of the normal retirement benefit under the plan is the product of 1.63% times years of credited participation in the plan times final average pay (highest five of last ten years of covered compensation).  The retirement benefit amount is not offset by the participant's social security benefit.   The compensation used in calculating benefits under the plan is base salary and performance incentive pay. Under the qualified plan, years of participation for persons named in the compensation table are as follows: Mr. Hacker - 11 years; Mr. Brace - 16 years; Mr. McDonald - 33 years, Mr. Tilton - 1 year and Mr. Tague - 7 months. Mr. Tilton began participation in the Company's qualified plan on October 1, 2003. The amounts shown do not reflect limitations imposed by the Internal Revenue Code on retirement benefits that may be paid under plans qualified under the code.  United has historically provided under non-qualified plans the portion of the retirement benefits earned under the pension plan that would otherwise be subject to code limitations; however, in February 2005, the Company terminated the non-qualified pension plans for its salaried and management employees. Similarly, the Company believes that in order to obtain exit financing, and successfully reorganize and emerge from Chapter 11 bankruptcy proceedings, it will also be necessary to terminate and replace its defined benefit pension plans.

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

Employment Contracts and Arrangements

Mr. Tilton's Employment Agreement

        Mr. Tilton was elected Chairman, President and Chief Executive Officer of the Company on September 2, 2002. The Company entered into a five-year employment agreement with Mr. Tilton in 2002, which provided a base salary of $950,000 and a $3 million signing bonus. This agreement was amended on December 8, 2002 and again on February 17, 2003 in connection with the Company's bankruptcy filing. The amended agreement provided for an annual base salary of $845,500 (which reflected an 11% reduction from the original amount of $950,000), and provided for salary increases as part of the normal salary program for the Company's senior executives. On April 4, 2003, Mr. Tilton agreed to an additional 14% reduction in his original base salary of $950,000, thereby reducing his salary from $845,500 to $712,500 effective April 1, 2003. In April 2004, the Human Resources Subcommittee of the Company's Board of Directors approved the restoration of Mr. Tilton's salary to $845,500. However, in the wake of the ATSB's rejection of our application for a federal loan guarantee, Mr. Tilton made the personal decision to reduce his salary and have it revert by $133,000 annually to its previous level of $712,500 effective August 1, 2004. Effective January 1, 2005, Mr. Tilton's base salary was further reduced by 11% plus an additional temporary 4% reduction from $712,500 to $605,625. The temporary 4% reduction which Mr. Tilton has elected to remain effective for himself was recently restored for salaried and management employees. The overall reduction in Mr. Tilton's salary between September 2, 2002 and January 1, 2005 was $344,375, or approximately 36% of his original salary of $950,000.

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

        A "change of control" will generally not arise as a result of events occurring prior to or on account of a plan of reorganization of the Company under Chapter 11 of the Bankruptcy Code, unless (1) there is a merger with another commercial airline and the holders of the claims and/or interests in the Company before the merger have less than 80% of the combined voting power after the merger; or (2) creditors of the Company with an intent to control the management and policies of the Company on an ongoing basis acquire at least 25% of the voting securities of the Company; or (3) a sale of the assets of the Company to another commercial airline, unless the creditors and/or interest holders in the Company receive, directly or indirectly, at least 80% of the combined voting power of the acquirer.

        As reported in the Company's Annual Report on Form 10-K for 2002 and 2003, in consideration of projected retirement benefits foregone by Mr. Tilton as a result of his resignation from his prior employer and acceptance of the Company's employment offer, $4.5 million was paid into three secular trusts on Mr. Tilton's behalf subject to ratable vesting over three years.  Two of these trusts vested on September 2, 2003 and 2004. The third trust will vest on September 2, 2005; however, it will be forfeited and returned to the Company if Mr. Tilton voluntarily terminates employment for other than good reason or is terminated for cause.

        On February 21, 2003, the Bankruptcy Court approved the Company's motion to assume Mr. Tilton's amended employment agreement.

Director Compensation

        We do not pay directors who are also employees of the Company or its subsidiaries additional compensation for their service as directors.  In 2004, compensation for non-employee directors included the following:

        --   annual retainer of $18,000;

        --   $900 for each board and board committee meeting attended;

                             --   annual retainer of $2,700 to committee chairmen (other than chair of the Human Resources Subcommittee if the same as the chair of the Human Resources Committee);
          --   reimbursement of expenses of attending board and committee meetings;         Directors had the election to receive some or all of their cash retainers and fees in Common Stock, as well as to defer their stock and cash compensation for tax purposes.

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

        The cost of this policy in 2004 for each director, including cash payments made in January 2005 for income tax liability, was as follows:

Name	Cost($)	Name	Cost($)

Mark A. Bathurst	11,179	James J. O'Connor	13,761

Stephen R. Canale	0	Hazel R. O'Leary	2,456

W. James Farrell	18,400	Paul E. Tierney, Jr.	13,316

W. Douglas Ford	13,176	Glenn F. Tilton	27,910

Dipak C. Jain	38,999	John H. Walker	16,587

Robert S. Miller	4,273	George B. Weiksner	17,111

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2004 regarding the number of shares of UAL common stock that may be issued under the Company's equity compensation plans. We believe that UAL's presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization that we propose.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

Equity Compensation Plans approved by the Company's stockholders	8,914,611	$35.96	6,196,417

Equity Compensation Plans not approved by the Company's stockholders (1)	654,358 (1)	$3.03(2)	12,815,400(3)

Total	9,568,969	$36.17	19,011,817

(1)  Includes shares and other awards under the following plans that have not been approved by the Company's stockholders: United Employees Performance Incentive Plan and 2002 Share Incentive Plan. The material terms of each of these plans is described following the table.

(2)  The weighted-average exercise price was calculated based on 650,000 options granted to Mr. Tilton at an exercise price of $3.03. The remaining 4,358 shares do not have an exercise price.

(3)  Includes 12,777,228 shares available for future issuance under the 2002 Share Incentive Plan and 38,172 shares available for issuance under the 1995 Directors Plan.  The number of shares available for future issuance does not include any shares issuable under outstanding awards or the 2002 Share Incentive Plan that are subsequently forfeited, expired or canceled without the delivery of shares of common stock or withheld by UAL to satisfy any applicable tax withholding obligations, which are available again for issuance under the 2002 Share Incentive Plan.

 1995 Directors Plan

        Under the UAL Corporation 1995 Directors Plan, each non-employee director is granted 400 shares of common stock and 189 deferred stock units (each unit representing the right to receive a share of common stock at a future date) during each year that he or she is an outside director of the Company.  If any outside director is not a director for the entire calendar year, the award of deferred stock units will be prorated.  Each outside director may elect to forego the receipt of all or any portion of cash fees payable to him or her for service as a director (i.e., meeting fees and committee fees) and instead receive shares of the common stock equivalent in value to the cash fees based on the fair market value of a share of common stock on the date the cash fee is payable to the director.  The outside directors may also elect to defer the receipt of cash fees payable as well as the stock award and the deferred stock units to be granted in any year, which deferral may be paid after the director leaves the Board, either as a lump sum or in ten or less annual payments.  The 1995 Directors Plan authorizes the issuance of up to 400,000 shares of common stock (either through use of treasury shares or open market purchases) and, as of December 31, 2004, 38,172 shares remained available for future awards. The Nominating/Governance Committee determined not to issue the 189 deferred stock units in 2003 and the 400 shares issuable in January 2004.

2002 Share Incentive Plan

        The 2002 Share Incentive Plan permits the award of nonqualified stock options and restricted shares to participants as well as stock appreciation rights. The exercise price of a nonqualified stock option cannot be less than the fair market value of a share of UAL common stock on the date of grant and the exercise period cannot exceed ten years.  Restricted shares issued under the 2002 Share Incentive Plan vest over a time period established by the applicable committee (not to exceed ten years) and are subject to certain transfer restrictions and forfeiture under certain circumstances prior to vesting.  In addition, the Human Resources Subcommittee of the Company's Board of Directors may grant to participants other awards, including dividends and dividend equivalents and other awards that are valued in whole or part by reference to, or are otherwise based on, the fair market value of shares of UAL common stock. The 2002 Share Incentive Plan authorizes the issuance of 12,500,000 shares of common stock as well as 267,366 shares that were available for issuance as awards under the 1998 Restricted Stock Plan as of July 31, 2002 and, as of December 31, 2004, approximately 12,777,228 shares remained available for future awards under the 2002 Share Incentive Plan. Only treasury shares may be issued under the 2002 Share Incentive Plan. The terms of the 2002 Share Incentive Plan also provides that any shares awarded under the 1998 Restricted Stock Plan or the 2002 Share Incentive Plan that are subsequently forfeited, expired or canceled without the delivery of shares of common stock or withheld by UAL to satisfy any applicable tax withholding obligations will be available again for issuance under the plan. There were no awards made under the 2002 Share Incentive Plan in 2004.

United Employees Performance Incentive Plan

       Under the terms of the UAL Corporation Employee's Performance Incentive Plan (referred to as the "PIP"), which was replaced as of January 1, 2004, participants were able to receive additional cash compensation if the Company met specified performance criteria and the employee's individual performance warranted additional compensation.  Prior to the beginning of each year, the Human Resources Subcommittee of the Company's Board of Directors established a threshold level of pre-tax profit margin that the Company would have to have obtained before any award would have been made under the PIP for that year.  The Human Resources Subcommittee also determined the appropriate performance objectives for each year that were related to specified areas, including financial performance, operational performance and customer satisfaction.

        Under the PIP, an incentive award was typically paid in cash following the end of a calendar year; however, certain key employees were allowed to elect to defer receipt of their incentive awards and could have elected to receive their deferred incentive awards in Common Stock (treasury shares or shares purchased in the open market).  The amount of stock that would have been paid to each employee was equal to the amount of the incentive award divided by the fair market value of the stock (using a trailing five-day average share price) determined as of the date the incentive award would have been paid in cash but for the deferral election.  Under the PIP, any employee who deferred his or her receipt of the incentive award for five or more years would also have been credited with an additional amount equal to 20% of the incentive award.  The Human Resources Subcommittee administered the plan for all participants.  There was no fixed number of shares available for issuance under this plan.  In 2000, UAL's shareholders approved the portion of the PIP relating to any "covered award" that could result in the application of Section 162(m) of the Internal Revenue Code. The United Employees Performance Incentive Plan was replaced by the Success Sharing Program - Performance Incentive Plan effective January 1, 2004.

Success Sharing Program - Performance Incentive Plan

        In connection with our reorganization under Chapter 11, United employees have agreed to wage and salary reductions and other work rule changes designed to reduce costs and improve our financial position. Effective as of January 1, 2004, we implemented our Success Sharing Program - Performance Incentive Plan (the "Plan"), which replaces the PIP and now covers U.S. union and salaried and management employees. Participation of international employees not on the U.S. payroll are determined under applicable local law and organizations representing those employees. The purpose of the Plan is to create a commonality of interest among employees and to create a focus on financial and operational improvements. The Plan provides qualified employees with a performance incentive award based on financial and operational performance goals. These goals are the same for all employees, including senior management.

Beneficial Ownership of Securities

        The following table shows the number of shares of UAL voting securities owned by any person or group known to UAL as of February 20, 2005, to be the beneficial owner of more than 5% of any class of its voting securities.

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

Directors and Executive Officers

        The following table sets forth the number of shares of common stock beneficially owned as of March 1, 2005, by each director, and each executive officer included in the Summary Compensation Table, and by our directors and executive officers as a group.  The owner exercises sole voting and investment power over the securities (other than unissued securities which ownership we have imputed to the owner).  Some of our directors and executive officers also own shares of other classes of our preferred stock as shown in the table above.

Name of Director or Executive Officer and Group	Common Stock Beneficially Owned	Percent Of Class
Mark A. Bathurst	0	*
Stephen R. Canale	0	*
W. James Farrell	0	*
W. Douglas Ford	0	*
Dipak C. Jain	100	*
Robert S. Miller	0	*
James J. O'Connor	0	*
Hazel R. O'Leary	0	*
Paul E. Tierney, Jr.	0	*
Glenn F. Tilton	575,000	*
John H. Walker	0	*
George B. Weiksner, Jr.	0	*
Douglas A. Hacker	284,400	*
Frederic F. Brace	269,000	*
John P. Tague	0	*
Peter D. McDonald	52,250	*
Directors and Executive Officers as a Group (19 persons)	1,180,750	1.0
*        Less than 1%
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Human Resources Committee Interlocks and Insider Participation

        Mr. Canale and Captain Bathurst serve on the Human Resources Committee, but not the Human Resources Subcommittee.  Mr. Canale and Captain Bathurst are employees of United. Captain Bathurst is the Chairman of the ALPA-MEC and an officer of ALPA. ALPA and the Company are parties to a collective bargaining agreement for our pilots represented by ALPA.  Mr. Canale is President and Directing General Chairman of the IAM District Lodge 141.  The IAM and the Company are parties to collective bargaining agreements for our ramp and stores, public contact employees, food service, security officers, maintenance instructors, fleet technical instructors and Mileage Plus employees represented by the IAM.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Accountant Fees

        The aggregate fees billed for professional services rendered by Deloitte & Touche in 2004 and 2003 are as follows:

Service	2004	2003
Audit Fees	$2,637,132	$1,323,646
Audit-Related Fees	750,000	701,289
Tax Fees	1,657,338	380,585
All Other Fees	804,664	694,470
Total	$5,849,134	$3,099,990

        Fees for audit services related to 2004 and 2003 consist of audits of the Company's consolidated financial statements, limited reviews of the Company's consolidated quarterly financial statements, statutory audits of the Schedule of Passenger Facility Charges and statutory audits of certain subsidiaries' financial statements. The 2004 audit fees include the impact of the attestation work performed by Deloitte & Touche related to Sarbanes-Oxley. In addition, fees in 2003 included statutory audits of the Schedule of Airport Improvement Fees.

        Fees for audit-related services billed in 2004 consisted of audits of employee benefit plans, the United Airlines Foundation and Sarbanes-Oxley assistance. Fees for audit-related services billed in 2003 consisted of audits of employee benefit plans and the United Airlines Foundation, financial accounting and reporting consultations, Sarbanes-Oxley Act readiness assistance and bankruptcy accounting consultation.

        Fees for tax services in 2004 consisted of assistance with tax issues in certain foreign jurisdictions, preparation of expatriate tax returns and bankruptcy tax assistance. Fees for tax services billed in 2003 consisted of assistance with tax issues in certain foreign jurisdictions, preparation of expatriate tax returns, state tax returns and bankruptcy tax assistance.

        Fees for all other services billed in 2004 consisted of the preparation of employee payroll tax filings, annual tax software license fees and expatriate tax consultations. Fees for all other services billed in 2003 consisted of government contracting consulting services, preparation of employee payroll tax filings, annual tax software license fees and expatriate tax consultation.

        All of the services in 2004 under the Audit Related, Tax and All Other Fees categories above have been approved by the Audit Committee pursuant to paragraph (c)(7)(i)(c) of Rule 2-01 of Regulation S-X of the Exchange Act.

Audit Committee Pre-Approval Policy and Procedures.

        The Audit Committee of the UAL Board of Directors adopted a policy on pre-approval of services of independent accountants in October 2002. The policy provides that the Audit Committee shall pre-approve all audit and non-audit services to be provided to the Company and its subsidiaries and affiliates by its auditors. The process by which this is carried out is as follows:

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

        Financial Statements.  The financial statements required by this item are listed in Item 8, "Financial Statements and Supplementary Data" herein.

        Financial Statement Schedules.  The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

         Exhibits.  The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K, and is incorporated herein by this reference.  Each of Exhibits 10.4 through 10.16 and 10.18 through 10.43 listed in the Exhibit Index is a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2005.

UAL CORPORATION

/s/ Glenn F. Tilton
Glenn F. Tilton
Chairman of the Board, President
and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on the 15th day of March, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

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
Robert S. Miller, Jr.
Director

Schedule II
UAL Corporation and Subsidiary Companies
Valuation and Qualifying Accounts
For the Years Ended December 31, 2004, 2003 and 2002
(In millions)

Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions[3]	Year

Year Ended December 31, 2002
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 30	$ 40	$ 41	$ 29

Obsolescence allowance -
Flight equipment spare parts	$ 70	$ 14	$ 27	$ 57

Valuation allowance for
deferred tax assets	$ 6	$1,160	$ -	$1,166

Year Ended December 31, 2003
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 29	$ 29	$ 32	$ 26

Obsolescence allowance -
Flight equipment spare parts	$ 57	$ 14	$ 35	$ 36

Valuation allowance for
deferred tax assets	$1,166	$1,017	$ -	$2,183

Year Ended December 31, 2004
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 26	$ 12	$ 14	$ 24

Obsolescence allowance -
Flight equipment spare parts	$ 36	$ 22	$ 16	$ 42

Valuation allowance for
deferred tax assets	$2,183	$640	$ 4	$2,819

F-1

3 Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of UAL Corporation ("UAL"), as amended April 16, 2003 (filed as Exhibit 3.1 to UAL's Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

3.2	By-laws of UAL Corporation as amended April 16, 2003 (filed as Exhibit 3.2 to UAL's Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

4.1	Deposit Agreement dated as of July 12, 1994 between UAL Corporation and holders from time to time of Depository Receipts described herein (filed as Exhibit 4.1 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

4.2	Indenture dated as of December 20, 1996 between UAL Corporation and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.2 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.3	Officer's Certificate relating to UAL's 13-1/4% Junior Subordinated Debentures due 2026 (filed as Exhibit 4.3 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.4	Form of UAL's 13-1/4% Junior Subordinated Debenture due 2026 (filed as Exhibit 4.4 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.5	Guarantee Agreement dated as of December 30, 1996 with respect to the 13-1/4% Trust Originated Preferred Securities of UAL Corporation Capital Trust I (filed as Exhibit 4.5 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.6	Amended and Restated Declaration of Trust of UAL Corporation Capital Trust I dated as of December 30, 1996 (filed as Exhibit 4.6 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.7	Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.7 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.8	First Amendment and Limited Waiver dated February 19, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.8 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.9	Second Amendment and Limited Waiver dated March 27, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.1 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

4.10	Third Amendment and Limited Waiver dated May 15, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.2 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

4.11	Fourth Amendment and Limited Waiver dated September 30, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.3 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

4.12	Fifth Amendment and Limited Waiver dated October 10, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.4 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

4.13	Sixth Amendment and Limited Waiver dated May 24, 2004 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.5 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

4.14	Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain Subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.9 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.15	First Amendment dated February 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.10 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.16	Second Amendment dated February 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.11 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.17	Third Amendment dated February 18, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.12 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.18	Fourth Amendment dated March 27, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.6 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

4.19	Fifth Amendment dated May 15, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.7 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

4.20	Sixth Amendment dated October 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.8 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

4.21	Seventh Amendment dated May 7, 2004 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.9 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

4.22	Eighth Amendment dated July 22, 2004 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.1 to UAL's Form 8-K filed September 8, 2004 and incorporated herein by reference)

4.23	Ninth Amendment dated November 5, 2004 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al.

4.24	Tenth Amendment dated January 26, 2005 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al.

UAL's indebtedness under any single instrument does not exceed 10% of UAL's total assets on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Amended and Restated Agreement and Plan of Recapitalization, dated as of March 25, 1994 (the "Recapitalization Agreement"), as amended, among UAL Corporation, the Air Line Pilots Association ("ALPA"), International and the International Association of Machinists and Aerospace Workers ("IAM") (filed as Exhibit 10.1 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.2	Second Amendment to the Agreement and Plan of Recapitalization, dated as of June 2, 1994, among UAL, ALPA and the IAM (filed as Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.3	Agreement, dated as of July 16, 1996, pursuant to Section 1.6q of the Recapitalization Agreement among UAL, ALPA and IAM (filed as Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.4	Class SAM Preferred Stockholders' Agreement, dated as of July 12, 1994 (filed as Exhibit 10.30 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.5	UAL Corporation 2000 Incentive Stock Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

10.6	UAL Corporation Employees Performance Incentive Plan (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

10.7	UAL Corporation 1998 Restricted Stock Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.8	UAL Corporation 2002 Share Incentive Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.9	UAL Corporation Retention and Recognition Bonus Plan (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.10	UAL Corporation Executive Severance Policy (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.11	United NewVentures Long Term Incentive Plan (filed as Exhibit 10.44 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.12	First Amendment to United NewVentures Long Term Incentive Plan, dated June 24, 2003 (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.13	UAL Corporation Success Sharing Program - Performance Incentive Plan (filed as Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.14	Summary Description of Compensation and Benefits for Directors (filed as Exhibit 10.42 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.15	UAL Corporation 1995 Directors Plan, as amended and restated effective October 24, 2002 (filed as Exhibit 10.37 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.16	Description of Officer Benefits (filed as Exhibit 10.45 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.17	2000 Agreement between United Air Lines, Inc. and the Air Line Pilots in the service of United Air Lines, Inc. represented by ALPA (filed as Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.18	Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.19	Amendment No. 1 dated December 8, 2002 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.44 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.20	Amendment No. 2 dated February 17, 2003 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.45 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.21	Letter Agreement dated April 4, 2003 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.50 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.22	Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit C to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.23	Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.47 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.24	Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.48 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.25	Amendment No. 3 dated December 31, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.54 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.26	Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit D to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.27	Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.50 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.28	Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.51 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.29	Amendment No. 3 dated December 31, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.58 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.30	Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit E to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.31	Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.53 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.32	Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.54 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.33	Amendment No. 3 dated December 31, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.62 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.34	Restricted Stock Agreement dated September 2, 2002 between Glenn F. Tilton and UAL Corporation (filed as Exhibit B to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.35	Agreement between UAL Corporation, United Air Lines, Inc. and Douglas A. Hacker (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

10.36	Addendum to Restricted Stock Agreement dated October 24, 2002 between UAL Corporation and Peter D. Mc Donald (filed as Exhibit 10.65 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.37	Addendum to Non-qualified Stock Option Agreement dated March 1, 2002 between UAL Corporation and Frederic F. Brace (filed as Exhibit 10.66 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.38	Addendum to Non-qualified Stock Option Agreement dated February 27, 2002 between UAL Corporation and Peter D. Mc Donald (filed as Exhibit 10.67 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.39	Letter Agreement dated May 13, 2004 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.40	Letter Agreement dated July 29, 2004 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.41	Declaration of Amendment to UAL Corporation Success Sharing Program - Performance Incentive Plan dated July 15, 2004. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.42	Declaration of Amendment to UAL Corporation Success Sharing Program - Performance Incentive Plan dated August 24, 2004. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.43	Letter Agreement dated March 11, 2005 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

21	List of UAL's subsidiaries

23	Consent of Independent Public Accountants

31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

        With respect to the documents incorporated by reference to this Form 10-K, UAL's Commission File Number is 1-6033.