Form 10-K/A
period 2004-12-31
UAL CORP /DE/
filed 2005-03-17
CIK 100517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed on March 16, 2005, to re-file the Report of Independent Registered Public Accounting Firm, under Items 8 and 9A as well as Exhibit 23, the Consent of Independent Registered Public Accounting Firm. The sole reason we are filing this amendment is because the original filing inadvertently omitted the name and conformed signature of Deloitte & Touche LLP on both the Reports and Consent.

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

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
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

        (m) Stock Option Accounting - At December 31, 2004, we had certain stock-based employee compensation plans, as described in Note 14, "Stock Options and Awards." We account for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations. No stock-based employee compensation cost for stock options is reflected in our financial statements as provided under APB 25, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

        (o) Tax Contingencies - We have recorded reserves for taxes and associated interest in accordance with SFAS No. 5, "Accounting for Contingencies", that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken by the Company on previously filed tax returns are reasonable, we nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for taxes and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering a court decision affecting a particular tax issue.

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

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Chicago, Illinois
March 15, 2005

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2005.

UAL CORPORATION

/s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

*3.1	Restated Certificate of Incorporation of UAL Corporation ("UAL"), as amended April 16, 2003 (filed as Exhibit 3.1 to UAL's Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

*3.2	By-laws of UAL Corporation as amended April 16, 2003 (filed as Exhibit 3.2 to UAL's Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

*4.1	Deposit Agreement dated as of July 12, 1994 between UAL Corporation and holders from time to time of Depository Receipts described herein (filed as Exhibit 4.1 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

*4.2	Indenture dated as of December 20, 1996 between UAL Corporation and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.2 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

*4.3	Officer's Certificate relating to UAL's 13-1/4% Junior Subordinated Debentures due 2026 (filed as Exhibit 4.3 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

*4.4	Form of UAL's 13-1/4% Junior Subordinated Debenture due 2026 (filed as Exhibit 4.4 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

*4.5	Guarantee Agreement dated as of December 30, 1996 with respect to the 13-1/4% Trust Originated Preferred Securities of UAL Corporation Capital Trust I (filed as Exhibit 4.5 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

*4.6	Amended and Restated Declaration of Trust of UAL Corporation Capital Trust I dated as of December 30, 1996 (filed as Exhibit 4.6 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

*4.7	Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.7 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*4.8	First Amendment and Limited Waiver dated February 19, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.8 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*4.9	Second Amendment and Limited Waiver dated March 27, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.1 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

*4.10	Third Amendment and Limited Waiver dated May 15, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.2 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

*4.11	Fourth Amendment and Limited Waiver dated September 30, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.3 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

*4.12	Fifth Amendment and Limited Waiver dated October 10, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.4 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

*4.13	Sixth Amendment and Limited Waiver dated May 24, 2004 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.5 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

*4.14	Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain Subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.9 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*4.15	First Amendment dated February 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.10 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*4.16	Second Amendment dated February 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.11 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*4.17	Third Amendment dated February 18, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.12 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*4.18	Fourth Amendment dated March 27, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.6 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

*4.19	Fifth Amendment dated May 15, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.7 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

*4.20	Sixth Amendment dated October 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.8 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

*4.21	Seventh Amendment dated May 7, 2004 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.9 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

*4.22	Eighth Amendment dated July 22, 2004 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al. (filed as Exhibit 4.1 to UAL's Form 8-K filed September 8, 2004 and incorporated herein by reference)

*4.23	Ninth Amendment dated November 5, 2004 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al.

*4.24	Tenth Amendment dated January 26, 2005 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, Et al.

UAL's indebtedness under any single instrument does not exceed 10% of UAL's total assets on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

*10.1	Amended and Restated Agreement and Plan of Recapitalization, dated as of March 25, 1994 (the "Recapitalization Agreement"), as amended, among UAL Corporation, the Air Line Pilots Association ("ALPA"), International and the International Association of Machinists and Aerospace Workers ("IAM") (filed as Exhibit 10.1 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

*10.2	Second Amendment to the Agreement and Plan of Recapitalization, dated as of June 2, 1994, among UAL, ALPA and the IAM (filed as Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

*10.3	Agreement, dated as of July 16, 1996, pursuant to Section 1.6q of the Recapitalization Agreement among UAL, ALPA and IAM (filed as Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

*10.4	Class SAM Preferred Stockholders' Agreement, dated as of July 12, 1994 (filed as Exhibit 10.30 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

*10.5	UAL Corporation 2000 Incentive Stock Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

*10.6	UAL Corporation Employees Performance Incentive Plan (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

*10.7	UAL Corporation 1998 Restricted Stock Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

*10.8	UAL Corporation 2002 Share Incentive Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

*10.9	UAL Corporation Retention and Recognition Bonus Plan (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

*10.10	UAL Corporation Executive Severance Policy (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

*10.11	United NewVentures Long Term Incentive Plan (filed as Exhibit 10.44 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

*10.12	First Amendment to United NewVentures Long Term Incentive Plan, dated June 24, 2003 (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

*10.13	UAL Corporation Success Sharing Program - Performance Incentive Plan (filed as Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*10.14	Summary Description of Compensation and Benefits for Directors (filed as Exhibit 10.42 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*10.15	UAL Corporation 1995 Directors Plan, as amended and restated effective October 24, 2002 (filed as Exhibit 10.37 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*10.16	Description of Officer Benefits (filed as Exhibit 10.45 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*10.17	2000 Agreement between United Air Lines, Inc. and the Air Line Pilots in the service of United Air Lines, Inc. represented by ALPA (filed as Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

*10.18	Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

*10.19	Amendment No. 1 dated December 8, 2002 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.44 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*10.20	Amendment No. 2 dated February 17, 2003 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.45 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*10.21	Letter Agreement dated April 4, 2003 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.50 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*10.22	Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit C to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

*10.23	Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.47 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*10.24	Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.48 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*10.25	Amendment No. 3 dated December 31, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.54 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*10.26	Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit D to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

*10.27	Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.50 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*10.28	Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.51 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*10.29	Amendment No. 3 dated December 31, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.58 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*10.30	Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit E to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

*10.31	Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.53 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*10.32	Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.54 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*10.33	Amendment No. 3 dated December 31, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.62 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*10.34	Restricted Stock Agreement dated September 2, 2002 between Glenn F. Tilton and UAL Corporation (filed as Exhibit B to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

*10.35	Agreement between UAL Corporation, United Air Lines, Inc. and Douglas A. Hacker (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

*10.36	Addendum to Restricted Stock Agreement dated October 24, 2002 between UAL Corporation and Peter D. Mc Donald (filed as Exhibit 10.65 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*10.37	Addendum to Non-qualified Stock Option Agreement dated March 1, 2002 between UAL Corporation and Frederic F. Brace (filed as Exhibit 10.66 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*10.38	Addendum to Non-qualified Stock Option Agreement dated February 27, 2002 between UAL Corporation and Peter D. Mc Donald (filed as Exhibit 10.67 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*10.39	Letter Agreement dated May 13, 2004 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

*10.40	Letter Agreement dated July 29, 2004 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

*10.41	Declaration of Amendment to UAL Corporation Success Sharing Program - Performance Incentive Plan dated July 15, 2004. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

*10.42	Declaration of Amendment to UAL Corporation Success Sharing Program - Performance Incentive Plan dated August 24, 2004. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

*10.43	Letter Agreement dated March 11, 2005 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc.

*12.1	Computation of Ratio of Earnings to Fixed Charges

*12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

*21	List of UAL's subsidiaries

23	Consent of Independent Public Accountants

31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

        With respect to the documents incorporated by reference to this Form 10-K, UAL's Commission File Number is 1-6033.

        * As Previously Filed