Form 10-Q
period 2005-06-30
UAL CORP /DE/
filed 2005-08-09
CIK 100517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)   Yes    X       No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 29, 2005
Common Stock ($0.01 par value)	116,220,959

UAL Corporation and Subsidiary Companies Report on Form 10-Q

For the Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UAL Corporation and Subsidiary Companies

(Debtor and Debtor-in-Possession)

Condensed Statements of Consolidated Financial Position (Unaudited)

(In Millions)

	June 30	December 31
Assets	2005	2004

Current assets:
Cash and cash equivalents	$ 1,677	$ 1,223
Restricted cash	968	877
Short-term investments	16	78
Receivables, net	1,131	951
Inventories, net	233	234
Deferred income taxes	105	96
Prepaid fuel expense	259	187
Prepaid expenses and other	312	268
	4,701	3,914

Operating property and equipment:
Owned	17,517	17,745
Accumulated depreciation and amortization	(5,829)	(5,626)
	11,688	12,119

Capital leases	2,665	2,708
Accumulated amortization	(693)	(653)
	1,972	2,055
	13,660	14,174

Other assets:
Investments	25	24
Intangibles, net	395	399
Pension assets	8	665
Aircraft lease deposits	484	540
Prepaid rent	155	158
Other, net	779	831
	1,846	2,617

	$20,207	$20,705

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

(Debtor and Debtor-in-Possession)

Condensed Statements of Consolidated Financial Position (Unaudited)

(In Millions)

	June 30	December 31
Liabilities and Stockholders' Equity	2005	2004

Current liabilities:
Current portions of long-term debt and
capital lease obligations	$ 888	$ 903
Advance ticket sales	2,085	1,361
Accrued salaries, wages and benefits	877	2,100
Accounts payable	644	601
Fuel purchase commitments	259	187
Other	1,331	1,309
	6,084	6,461

Long-term debt and capital lease obligations	255	301

Other liabilities and deferred credits:
Deferred pension liability	105	2,333
Postretirement benefit liability	1,948	1,920
Deferred income taxes	485	389
Other	939	946
	3,477	5,588

Liabilities subject to compromise	18,662	16,035

Commitments and contingent liabilities (See note)

Stockholders' equity:
Preferred stock	-	-
Common stock at par	1	1
Additional capital invested	5,064	5,064
Retained deficit	(10,446)	(7,946)
Accumulated other comprehensive loss	(1,423)	(3,332)
Treasury stock	(1,467)	(1,467)
	(8,271)	(7,680)

	$20,207	$20,705

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

(Debtor and Debtor-in-Possession)

Statements of Consolidated Operations (Unaudited)

(In Millions, Except Per Share)

	Three Months Ended
	June 30
	2005	2004
Operating revenues:
Passenger - United Airlines	$ 3,301	$ 3,248
Passenger - Regional Affiliates	632	505
Cargo	180	167
Other	310	269
	4,423	4,189
Operating expenses:
Salaries and related costs	1,052	1,208
Aircraft fuel	955	693
Regional affiliates	685	605
Purchased services	383	370
Landing fees and other rent	225	242
Aircraft maintenance	227	193
Depreciation and amortization	201	218
Cost of sales	147	145
Aircraft rent	109	134
Commissions	76	81
Special operating items	18	-
Other	297	293
	4,375	4,182

Earnings from operations	48	7

Other income (expense):
Interest expense	(111)	(117)
Interest capitalized	-	1
Interest income	6	5
Reorganization items, net	(1,386)	(144)
Miscellaneous, net	9	-
	(1,482)	(255)

Loss before income taxes and equity in earnings of affiliates	(1,434)	(248)
Credit for income taxes	-	-
Loss before equity in earnings of affiliates	(1,434)	(248)
Equity in earnings of affiliates	4	1
Net loss	$(1,430)	$ (247)

Net loss per share, basic	$(12.33)	$(2.25)

  See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

(Debtor and Debtor-in-Possession)

Statements of Consolidated Operations (Unaudited)

(In Millions, Except Per Share)

	Six Months Ended
	June 30
	2005	2004
Operating revenues:
Passenger - United Airlines	$ 6,217	$ 6,239
Passenger - Regional Affiliates	1,156	945
Cargo	352	315
Other	613	599
	8,338	8,098
Operating expenses:
Salaries and related costs	2,085	2,457
Aircraft fuel	1,760	1,296
Regional affiliates	1,330	1,156
Purchased services	744	722
Landing fees and other rent	458	473
Aircraft maintenance	446	378
Depreciation and amortization	414	448
Cost of sales	290	341
Aircraft rent	229	271
Commissions	153	162
Special operating items	18	-
Other	613	598
	8,540	8,302

Loss from operations	(202)	(204)

Other income (expense):
Interest expense	(220)	(237)
Interest capitalized	(5)	1
Interest income	10	15
Special non-operating items	-	(13)
Reorganization items, net	(2,154)	(274)
Miscellaneous, net	67	8
	(2,302)	(500)

Loss before income taxes and equity in earnings/(losses)
of affiliates	(2,504)	(704)
Credit for income taxes	-	-
Loss before equity in earnings/(losses) of affiliates	(2,504)	(704)
Equity in earnings/(losses) of affiliates	4	(2)
Net loss	$(2,500)	$ (706)

Net loss per share, basic	$(21.56)	$(6.42)

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

(Debtor and Debtor-in-Possession)

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In Millions)

	Six Months
	Ended June 30
	2005	2004
Cash and cash equivalents at beginning
of period, excluding restricted cash	$ 1,223	$ 1,640

Cash flows from operating activities	818	438

Cash flows from reorganization activities:
Reorganization items, net	(2,154)	(274)
Pension curtailments and settlements	1,045	-
Increase in liabilities	923	196
Other	122	-
	(64)	(78)

Cash flows from investing activities:
Additions to property and equipment	(97)	(150)
Proceeds on disposition of property and
equipment	35	13
Increase in restricted cash	(91)	(159)
Decrease in short-term investments	62	67
Other, net	(31)	(49)
	(122)	(278)

Cash flows from financing activities:
Proceeds from DIP Financing	-	10
Repayment of DIP Financing	(10)	(241)
Repayment of long-term debt	(113)	(89)
Principal payments under capital
lease obligations	(55)	(185)
Aircraft lease deposits, net	-	160
	(178)	(345)

Increase (decrease) in cash and cash equivalents	454	(263)

Cash and cash equivalents at end of period,
excluding restricted cash	$ 1,677	$ 1,377

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 188	$ 296
Non-cash transactions:
Net unrealized gain/(loss) on investments	$ 17	$ (1)
Decrease in pension intangible assets	$ 657	$ -
Increase in long-term debt incurred in connection with
additions to other assets	$ 21	$ 172

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

       We have negotiated with our aircraft lessors and lenders to restructure existing financings to reduce aircraft ownership costs to better reflect current market rates, and we have reached agreements in principle to restructure transactions with respect to a majority of our financed aircraft. However, the need for further cost reductions due to difficult conditions in the airline industry with substantially higher fuel prices has required us to re-examine some of these agreements and to seek to renegotiate certain of those financings, most importantly the financings associated with approximately 119 aircraft with a group of mostly-public financiers (the "Public Debt Group").

       We have been in discussions with the Public Debt Group seeking to renegotiate an agreement in principle reached in the summer of 2004 from which we subsequently withdrew. Previously, the Bankruptcy Court issued a temporary restraining order ("TRO") that enjoined the repossession of six B737 and eight B767 aircraft. During the second quarter of 2005, the TRO was cancelled by court order. Dissolution of the TRO only affected the eight B767 aircraft as the Company had since rejected the leases for the six B737 aircraft. Subsequently, the Company returned four B767 aircraft and entered into a letter of intent to purchase the remaining four B767 aircraft. On July 15, 2005, the Bankruptcy Court approved the letter of intent and approved a separate agreement that enables the Company to finance a limited number of additional aircraft purchases.

        On August 6, 2005, United entered into agreements in principle to restructure the financings for all of the aircraft in United's fleet that are controlled by the Public Debt Group, other than the 14 aircraft financed under the Series 1997-1 Enhanced Equipment Trust Certificates ("EETC"), saving United approximately $300 million annually.  These agreements, which are subject to Bankruptcy Court approval, are expected to secure United's long-term access to these aircraft, and resolve any related administrative claims. With respect to all the agreements reached with financiers since entering reorganization, and including the benefit of contractual changes and strategic fleet reductions, the Company will reduce its annual fleet costs by approximately $850 million since entering Chapter 11. In addition, with respect to those Public Debt Group financings for aircraft in United's fleet which were previously rejected, returned or repossessed, we have reached a global resolution of related administrative claims against the Company, subject to Bankruptcy Court approval.  There can be no assurance that Bankruptcy Court approval for these agreements will be received.

       United is also seeking to acquire the senior "A" tranche debt in the 1997-1 EETC transactions which would permit it to secure long-term access to the 14 aircraft subject to that financing. United had previously acquired the "B" and "C" tranches of this debt as a necessary predicate to purchasing the "A" tranche.

        If the Company does not finalize the agreements in principle with the Public Debt Group, our operational and financial performance could be materially adversely affected, including the possibility that one or more financiers may seek to repossess a significant number of aircraft, or we may choose to reject or return such aircraft.

        We have rejected or returned certain surplus aircraft to adjust our fleet size and composition to more closely match market demand, and are continuing this process to achieve an approximate fleet size of 455 aircraft in 2005. In addition, as part of ongoing negotiations with financiers, we have converted some long-term financing arrangements into operating leases of a reduced term and, in several instances, re-acquired previously rejected aircraft as circumstances warranted.

        Under Section 365 of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. By order of the Bankruptcy Court, our Section 365 rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on the earlier of the date of termination of our exclusive period to file a plan of reorganization (currently, September 1, 2005) or the date of the conclusion of a disclosure statement hearing in connection with a proposed plan of reorganization.

        In general, if we reject an executory contract or unexpired lease, it is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves us of performing any future obligations. However, such a rejection entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by such deemed breach and accordingly, the counterparty may file a claim against us for such damages. As a result, liabilities subject to compromise are likely to change in the future as a result of damage claims created by our rejection of various aircraft, executory contracts and unexpired leases. Generally, if we assume an aircraft financing agreement, executory contract or unexpired lease, we are required to cure existing defaults under such contract or lease. We expect that the future assumption of certain executory contracts and unexpired leases may convert liabilities currently shown as subject to compromise to liabilities not subject to compromise.

        To successfully emerge from Chapter 11, in addition to obtaining exit financing, the Bankruptcy Court must confirm a plan of reorganization, the filing of which will depend upon the timing and outcome of numerous ongoing matters in the Chapter 11 process. We had intended to file a plan of reorganization in early August 2005; however that filing was delayed at the request of the Creditors' Committee to allow the Committee more time to review the plan. We now expect to file a plan of reorganization in early September that provides for UAL's emergence from bankruptcy later in 2005 or early 2006, but there can be no assurance that the Bankruptcy Court will confirm the Company's plan of reorganization or that any such plan will be implemented successfully.

        The Company's plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders. At this time, it is not possible to predict with certainty the effect of the Chapter 11 reorganization process on our business. We will include estimates of expected claims dispositions in our plan of reorganization, but the ultimate settlement of those claims will continue to be subject to the uncertain outcome of litigation, negotiations and Bankruptcy Court decisions up to and for a period of time after a plan of reorganization is confirmed. We believe that UAL's presently outstanding equity securities will have no value and will be canceled under any plan of reorganization that we propose. For this reason, we urge that caution be exercised with respect to existing and future investments in any UAL security.

        Financial Statement Presentation. We have prepared the accompanying consolidated financial statements in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," ("SOP 90-7") and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

        SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. For the three-month and six-month periods ending June 30, 2005 and 2004, we recognized the following reorganization expenses in our financial statements:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Pension related charges	$ 612	$ -	$ 1,045	$ -
Contract rejection charges	509	-	509	-
Aircraft rejection charges	212	103	506	224
Professional fees	48	49	92	83
Severance and employee retention	6	-	13	7
Interest income	(10)	(4)	(17)	(8)
Other	9	(4)	6	(32)
	$ 1,386	$ 144	$ 2,154	$ 274

        In the first and second quarters of 2005, the Company recognized non-cash pension curtailment charges of $433 million and $207 million, respectively, associated with actions taken by the Pension Benefit Guaranty Corporation ("PBGC") to involuntarily terminate United Air Lines, Inc. Ground Employees' Retirement Plan (the "Ground Employees Plan"), United Airlines Flight Attendant Defined Benefit Pension Plan (the "Flight Attendant Plan") and United Airlines Management, Administrative and Public Contact Defined Benefit Pension Plan ("MAPC Plan"). The PBGC was appointed trustee for the Ground Employees Plan effective May 23, 2005 and the MAPC Plan and the Flight Attendant Plan effective June 30, 2005, assuming all rights and powers over the pension assets and obligations of each plan. Upon termination and settlement of these plans, the Company recognized a non-cash net settlement loss of approximately $395 million in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"). In addition, during the second quarter of 2005 the Company recognized a non-cash settlement loss in the amount of $10 million for the termination of the non-qualified supplemental retirement plan for management employees who have benefits under the tax-qualified pension plan that cannot be paid due to Internal Revenue Code limits on compensation or benefits.

        Contract rejection charges are non-cash costs that include our estimate of claims resulting from the Company's rejection of certain contract obligations such as executory contracts, unexpired leases, municipal bond obligations and regional carrier contracts. These claim amounts remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, the determination as to the value of any collateral securing claims, proofs of claim or other events.

        Aircraft rejection charges are non-cash costs that include our estimate of claims resulting from the Company's rejection of certain aircraft leases and return of aircraft as part of the bankruptcy process.

        As we restructure aircraft financings as permitted by Section 1110 of the Bankruptcy Code, our policy is to reflect the revised lease rates in aircraft rent once we have signed definitive term sheets for the financings and they have been approved by the Bankruptcy Court.

       The Condensed Statements of Consolidated Financial Position distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

        In addition, as a result of the Chapter 11 filing, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. While operating as debtor-in-possession under the protection of Chapter 11 and subject to approval of the Bankruptcy Court and the terms of the applicable debtor-in-possession secured financing ("DIP Financing") covenants, or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets (including aircraft) and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, the forthcoming plan of reorganization is expected to materially change the amounts and classifications of certain assets and liabilities, as compared to amounts and classifications shown in the historical consolidated financial statements.

        Pursuant to the Bankruptcy Code, we have filed schedules with the Bankruptcy Court identifying our assets and liabilities as of the Petition Date, while our creditors have filed proofs of claim with the Bankruptcy Court and we expect new claims to be filed in the future. Approximately 45,000 proofs of claim (including late-filed claims) have been filed so far with the Bankruptcy Court requesting payments from the Company. Through the claims resolution process we have identified many claims which we believe should be disallowed by the Bankruptcy Court, for a number of reasons such as our identification of claims that are duplicative, have been amended or superseded by later filed claims, are without merit, or are otherwise overstated. We have filed omnibus objections to many of these claims and will continue to file additional objections. As of June 30, 2005, approximately 31,000 of the total claims have either been withdrawn by the claimants or disallowed by the Bankruptcy Court.

        As of June 30, 2005, approximately 14,000 proofs of claim totaling $45.7 billion remain filed with the Bankruptcy Court. The remaining amount of the proofs of claim filed continues to far exceed our estimate of ultimate liability. Differences in amount between claims filed by creditors and liabilities shown in our records continue to be investigated and resolved in connection with our claims resolution process. While we have made significant progress to date, we expect this process to continue for some time, and to continue beyond the date of confirmation of a plan of reorganization. We believe that further resolution of claims is necessary for us to determine with more precision the likely range of creditor distributions under a proposed plan of reorganization. We have recorded liability amounts for the claims that can be reasonably estimated and which we believe are probable of being allowed by the Bankruptcy Court and we have classified these as liabilities subject to compromise in the attached Condensed Statements of Consolidated Financial Position. We will include estimates of expected claims dispositions in our plan of reorganization, although we expect those estimates to be further revised as the bankruptcy process continues.

        We will continue to evaluate existing and new claims filed and will make adjustments, as appropriate. To date, such adjustments have been material and we anticipate that future adjustments will be material as well.

        DIP Financing. In connection with the Chapter 11 filings, the Company arranged DIP Financing. As of June 30, 2005, the DIP Financing consisted of a $1.0 billion facility of which $900 million was available due to a $100 million reserve for collateral maintenance and liquidation expenses. The facility included a revolving credit and letter of credit facility of $200 million and a term loan of $800 million, and was scheduled to mature on September 30, 2005. We had the option of borrowing under the DIP Financing at an interest rate of the prime rate plus 3.5% or LIBOR plus 4.5% plus mutually agreed fees. As of June 30, 2005, we had outstanding borrowings of $853 million at a rate of 9.5%. In addition, letters of credit were issued under the DIP Financing in an aggregate amount of $37 million. We were required to maintain a minimum unrestricted cash balance of $750 million.

      On July 15, 2005, the Bankruptcy Court approved an agreement with the DIP Financing lenders to increase the term loan to $1.1 billion for a total facility of $1.3 billion; extend the maturity date and the effectiveness of financial covenants to December 30, 2005 with the option to further extend the maturity date until March 31, 2006 if certain conditions are satisfied; reduce the interest rate to the prime rate plus 3.25% or LIBOR plus 4.25%; maintain a minimum unrestricted cash balance of at least $750 million; waive certain events of default related to certain technical matters; and provide for a new capital expenditure basket for certain aircraft purchases, including a cash sublimit, but requiring financing for the balance of the aggregate purchase price of such aircraft.

The Company is proposing to enter into an amendment to the DIP financing which would provide for, among other things, a waiver of any event of default as a result of the Company acquiring the Tranche A, Tranche B and Tranche C indebtedness under the Series 1997-1 Enhanced Equipment Trust Certificates. The proposed amendment further provides for the refinancing of a majority of that indebtedness, as secured by up to 14 aircraft to be acquired in connection with the acquisition of that indebtedness. This proposed amendment will require the approval of the DIP financing lenders and the Bankruptcy Court. There can be no assurance that either approval will be received. For more information on the terms of the proposed amendment, please see the Company's Form 8-K filed with the SEC on August 8, 2005.

The terms of the DIP Financing include covenants that require us to satisfy ongoing monthly financial requirements, including minimum earnings before interest, income taxes, depreciation, amortization and aircraft rents ("EBITDAR") thresholds, limitations on capital expenditures and minimum unrestricted cash. Failure to comply with these covenants would constitute an event of default under the DIP Financing and allow the lenders to accelerate the loan. The Company complied with the EBITDAR covenant in April, May and June 2005.

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

        The DIP Financing is guaranteed by UAL and all other filing subsidiaries and is secured by first priority liens on all unencumbered present and future assets and by junior liens on all other assets, other than certain specified assets, including assets which are subject to financing agreements that are entitled to the benefits of Section 1110 and to the extent such financing agreements prohibit such junior liens.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R") which establishes standards for accounting for transactions in which an entity obtains employee services in exchange for stock options or share-based payments. SFAS 123R requires that the compensation cost (as measured by the fair value of the equity or liability instruments issued) relating to share-based payment transactions be recognized in financial statements. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Currently we account for stock options under APB 25 as permitted by SFAS 123. SFAS 123R is effective for the first interim or annual reporting period of the Company's first fiscal year that begins after June 15, 2005. The Company will recognize compensation expense for its participation in stock-based compensation plans for the portion of outstanding awards for which the employee service has not yet been rendered, based on the grant date fair value of those awards calculated under SFAS 123R. We anticipate the adoption of SFAS 123R will not have a material impact on our financial statements while we are in bankruptcy.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143" ("FIN47"). FIN47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", and addresses the diverse accounting practices that have developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. In addition, FIN47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN47 is effective no later than the end of the fiscal year ending December 31, 2005. Currently, we are evaluating the impact of FIN47 on our financial statements.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement, which replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", requires that a voluntary change in accounting principle be applied retroactively to all prior period financial statements presented, unless it is impractical to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement". SFAS 154 is effective for fiscal years beginning after December 15, 2005. We anticipate that the adoption of SFAS 154 will not have a material impact on our financial statements.

        In accordance with SOP 90-7, we are required to adopt all new accounting pronouncements upon emergence from bankruptcy, if they have effective dates within one year of the date of adoption of fresh-start reporting.

Per Share Amounts

        Basic loss per share amounts were computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the year.

Loss Attributable to Common Stockholders (in millions)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net loss	$(1,430)	$ (247)	$ (2,500)	$ (706)
Preferred stock dividend requirements	(3)	(3)	(5)	(5)
Loss attributable to common stockholders	$(1,433)	$ (250)	$ (2,505)	$ (711)

Shares (in millions)
Weighted average shares outstanding	116.2	110.9	116.2	110.8

Loss Per Share	$(12.33)	$ (2.25)	$ (21.56)	$ (6.42)

        At June 30, 2005 and 2004, stock options to purchase approximately 9 million and 11 million shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect of such shares would be antidilutive. As of June 30, 2004, all remaining shares of convertible ESOP preferred stock had been converted to common shares.

Stock Option Accounting

        At June 30, 2005, we had certain stock-based employee compensation plans. We account for these plans under APB 25 and related Interpretations. No stock-based employee compensation cost for stock options is reflected in our financial statements as provided under APB 25, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS 123 we would have reported our net loss and loss per share as the pro forma amounts shown below:

(In millions, except per share)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$ (1,430)	$ (247)	$ (2,500)	$ (706)
Less: Total compensation expense determined under
fair value method	(1)	(3)	(2)	(5)
Net loss, pro forma	$ (1,431)	$ (250)	$ (2,502)	$ (711)

Net loss per share, basic
As reported	$ (12.33)	$ (2.25)	$ (21.56)	$ (6.42)
Pro forma	$ (12.34)	$ (2.27)	$ (21.57)	$ (6.46)

Income Taxes

        Beginning in the third quarter of 2002, we established a valuation allowance against our net deferred tax asset. Thus, UAL has a zero percent effective tax rate for both 2005 and 2004. As of June 30, 2005, our valuation allowance totaled $3.7 billion. Further, we have determined that it is more likely than not that our gross deferred tax assets, net of valuation allowances at June 30, 2005, will be realized through the reversals of existing deferred tax credits.

Retirement and Postretirement Plans

        Our net periodic benefit cost included the following components for the three-month and six-month periods ended June 30, 2005 and 2004:

(In millions)	Pension Benefits		Other Benefits
	Three months ended June 30, 2005
	2005	2004	2005	2004
Service cost	$ 23	$ 62	$ 10	$ 16
Interest cost	174	197	30	42
Expected return on plan assets	(146)	(175)	(3)	(3)
Amortization of prior service cost
including transition obligation/(asset)	6	20	(34)	(26)
Curtailment charge	207	-	-	-
Settlement losses, net	405	-	-	-
Recognized actuarial loss	38	23	22	23
Net periodic benefit costs	$ 707	$ 127	$ 25	$ 52
(In millions)	Pension Benefits		Other Benefits
	Six months ended June 30, 2005
	2005	2004	2005	2004
Service cost	$ 61	$ 120	$ 22	$ 27
Interest cost	395	395	65	92
Expected return on plan assets	(328)	(355)	(5)	(5)
Amortization of prior service cost
including transition obligation/(asset)	14	40	(72)	(51)
Curtailment charge	640	-	-	-
Settlement losses, net	390	-	-	-
Recognized actuarial loss	85	50	48	51
Net periodic benefit costs	$ 1,257	$ 250	$ 58	$ 114

        Effective July 2004, the Company ceased making contributions to its qualified defined benefit pension plans.

        Historically, the Company has maintained a non-qualified supplemental retirement plan for management employees who have benefits under the tax-qualified pension plan that cannot be paid due to Internal Revenue Code limits on compensation or benefits. In June 2003, we terminated all participation and benefit payments under the non-qualified plan for those participants who had terminated employment with the Company prior to December 9, 2002. Effective February 28, 2005, we terminated the non-qualified supplemental plan for all remaining participants and, during the six months ended June 30, 2005, recorded a small net settlement gain.

       In the first and second quarter of 2005, the Company recognized pension curtailment charges of $433 million and $207 million, respectively, associated with actions taken by the PBGC to involuntarily terminate the Company's defined benefit pension plans for the Ground Employees Plan as of March 11, 2005 and for the MAPC Plan and the Flight Attendant Plan as of June 30, 2005. These pension plans were projected to have benefit obligations and plan assets aggregating approximately $8.0 billion and $4.2 billion, respectively, as of December 31, 2004. In May 2005, the PBGC was appointed trustee for the Ground Employees Plan and in June 2005, the PBGC was appointed trustee for the MAPC Plan and the Flight Attendant Plan, assuming all rights and powers over the pension assets and obligations. Upon termination and settlement of these plans, the Company recognized a net settlement loss of approximately $395 million in accordance with SFAS 88.

        SOP 90-7 requires that pre-petition liabilities, including claims that become known after a petition is filed, be reported on the basis of the expected amount of the claim allowed rather than the amounts for which those claims might be settled. Management is not able at this time to precisely estimate the PBGC's probable claims to be allowed from the terminations of the Ground Employee Plan, MAPC Plan or the Flight Attendant Plan until a plan of reorganization is approved by the Bankruptcy Court. Historically, bankruptcy courts have allowed pension termination claims based on either PBGC assumptions or prudent investor assumptions. Management has estimated that the range of probable allowable claims may be as high as $7.2 billion using the PBGC's statutory assumptions (as defined by ERISA regulations) for estimating the net pension obligation and may be as low as $1.9 billion using the prudent investor's assumptions. The prudent investor assumptions use a discount rate which is based upon the selection of a set of investments by a prudent investor which would produce a return achievable in the market as a whole. Management concluded that a prudent investor rate of 8.00% was appropriate for estimating the low end of the range of potential allowable claims.

        In accordance with SFAS No. 5, "Accounting for Contingencies", and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of Loss", if management can estimate the range of the probable allowable claim, but no specific value within the range is more probable than any other, the lowest value in the range of the probable loss should be recorded. As such, a $1.9 billion allowable claim for the PBGC was recorded in the second quarter of 2005 and classified as Liabilities Subject to Compromise on the Condensed Statements of Consolidated Financial Position. The Company has a contractual obligation to support the PBGC's claim that was calculated with statutory assumptions. The Company expects that the PBGC's claim will be objected to and cannot predict the amount of the claim the Bankruptcy Court will ultimately allow.

Restricted Cash

        At June 30, 2005, UAL had $968 million in restricted cash, primarily representing security for workers' compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. There can be no assurance that these institutions will not require additional levels of security deposits or reserve holdbacks. In the second quarter of 2005, one such institution increased their level of reserve holdbacks by approximately $84 million.

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

        Differences between liability amounts we have estimated and claims filed by our creditors are being investigated and the Bankruptcy Court will make a final determination of the allowable claims. The determination of how these liabilities will ultimately be treated will not be known until the Bankruptcy Court approves a plan of reorganization and the claims resolution process is complete, which may occur well after confirmation of a plan of reorganization. We will continue to evaluate the amounts of these liabilities through the remainder of the Chapter 11 process. To the extent that we identify additional amounts subject to compromise, we will recognize them accordingly. As a result, the amounts of liabilities subject to compromise are subject to change.

        At June 30, 2005, we had liabilities subject to compromise of $18.7 billion consisting of the following:

(In millions)
Long-term debt, including accrued interest	$ 7,051
Defined benefit pension plans	4,434
Aircraft-related accruals and deferred gains	3,916
Capital lease obligations, including accrued interest	1,670
Accounts payable	292
Early termination fees	162
Other	1,137
$18,662

Segment Information

        We have five reportable segments that reflect the management of our business: North America, the Pacific, the Atlantic, Latin America and UAL Loyalty Services, LLC ("ULS"). For internal management and decision-making purposes, we have allocated expenses and revenues (as incorporated in our consolidated financial statements) to these segments as follows:

($ In millions)	Three Months Ended June 30, 2005
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	2,711	801	555	121	207	14	14	4,423
Intersegment revenue	70	23	16	3	16	21	(149)	-
Earnings (loss) before
special items and
reorganization items	(150)	(15)	34	(14)	100	19	-	(26)
($ In millions)	Three Months Ended June 30, 2004
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	2,657	693	530	106	196	7	-	4,189
Intersegment revenue	103	26	20	4	12	(27)	(138)	-
Earnings (loss) before
reorganization items	(161)	12	19	(6)	74	(41)	-	(103)
($ In millions)	Six Months Ended June 30, 2005
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	5,105	1,494	1,016	246	450	27	-	8,338
Intersegment revenue	139	47	32	8	33	21	(280)	-
Earnings (loss) before
special items and
reorganization items	(468)	(44)	(11)	(32)	193	34	-	(328)
($ In millions)	Six Months Ended June 30, 2004
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	5,190	1,300	979	222	392	15	-	8,098
Intersegment revenue	169	43	32	7	25	(26)	(250)	-
Earnings (loss) before
special items and
reorganization items	(514)	(3)	(7)	(13)	138	(20)	-	(419)

        Beginning in the third quarter of 2004, our Statements of Consolidated Operations reflect reclassifications of regional carrier revenue and expenses in order to provide better presentation of results of operations for United Airlines mainline and United Express (Regional affiliates). Prior periods have been reclassified to conform to the current year's presentation. The effect of these reclassifications on reportable segments for the three-month and six-month periods of 2004 from amounts previously reported on our Form 10-Q was an increase of $177 and $148 million, respectively, to North America revenue.

        A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the consolidated financial statements follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004
Total loss for reportable segments	$ (45)	$ (62)	$ (362)	$ (399)
Special items	(18)	-	(18)	(13)
Reorganization items, net	(1,386)	(144)	(2,154)	(274)
Other UAL subsidiary earnings and
intersegment eliminations	19	(41)	34	(20)
Net loss	$(1,430)	$ (247)	$(2,500)	$ (706)

        The Company's dedicated revenue-producing assets (primarily aircraft) generally can be deployed in any of its reportable segments, while ULS had $1.3 billion in total assets as of June 30, 2005.

Comprehensive Income

       We include in other comprehensive income changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting. For the three months ended June 30, 2005 and 2004, total comprehensive income (loss) amounted to $443 million and $(248) million, respectively. For the six months ended June 30, 2005 and 2004, total comprehensive income (loss) amounted to $(591) million and $(708) million, respectively. Total comprehensive income for the six months ended June 30, 2005 included a $1,891 million net adjustment relating to the termination of various pension plans, as discussed in Pension and Postretirement Plans.

Special Items

        During the second quarter of 2005, we recognized a charge of $18 million for aircraft impairments related to the planned accelerated retirement of certain aircraft currently operated by Air Wisconsin Airlines Corporation ("AWAC").

        During the first quarter of 2004, we incurred a $13 million charge in non-operating expense for the write-down of certain non-operating B767 aircraft.

Aircraft Fuel Hedges

        Aircraft fuel represented 22% and 21%, respectively, of our total operating expenses for the three months and six months ended June 30, 2005.

        Our strategy to hedge a portion of our price risk related to projected jet fuel requirements primarily involves using collar options. The collars (only some of which were designated as cash flow hedges) involve the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. Those contracts designated as hedges are recorded at fair value, with the changes in fair value, to the extent they are effective, recorded in other comprehensive income until the underlying hedged fuel is consumed. To the extent that the designated hedges are ineffective, gain or loss is recognized currently. The fair value of each designated hedge is determined by the use of standard option value models using commodity-related assumptions derived from prices observed in underlying markets. For those contracts not designated as hedges, the related gain or loss is recognized currently as an element of non-operating income. In the three months ending June 30, 2005, the Company recognized a loss of $1 million (which included income of $1.2 million relating to the options' time-value and a loss of $2.5 million as a result of ineffective hedges) in non-operating income. In addition, in the six months ending June 30, 2005, the Company recognized income of $40 million (which included income of $5 million relating to the options' time-value and hedge ineffectiveness being immaterial) in non-operating income.

        We have hedged approximately 8% of our remaining 2005 projected fuel requirements at an average price of $1.24 per gallon, excluding taxes. These contracts will expire through December 31, 2005. The current fair value of our designated hedge position is approximately $21 million as of June 30, 2005 and is included in other comprehensive income. We expect that this entire amount, to the extent it remains effective, will be recognized into earnings over the second half of 2005 as a reduction to fuel expense. We plan to continue to hedge future fuel purchases as circumstances and market conditions allow.

Commitments and Contingencies

        In addition to common commercial lease transactions, we have entered into numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt special facility revenue bonds ("municipal bonds") and issued by various local municipalities to build or improve airport and maintenance facilities.

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

        On March 30, 2004, the Bankruptcy Court granted our motions for summary judgment with respect to the JFK, SFO and LAX municipal bonds, holding that our payment obligations related to municipal bonds financing airport improvements at these sites which were not obligations arising under "leases" pursuant to Section 365 of the Bankruptcy Code. Based on this ruling, the outstanding $248 million in principal in connection with these municipal bonds was considered pre-petition debt and the applicable accrued rent has been classified as liabilities subject to compromise.

        In our adversary proceeding involving DEN, however, the Bankruptcy Court did not grant our motion for summary judgment. Rather, the Bankruptcy Court found that our payment obligations for the municipal bonds financing airport improvements at DEN (which represents approximately $261 million in principal) were obligations arising under a true lease. We have appealed the adverse ruling of the DEN proceeding, but in accordance with the Bankruptcy Court's order, we have paid $45 million into escrow for the semi-annual interest payments due for the DEN municipal bonds.

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

        The Company has appealed the District Court's ruling with respect to the SFO, LAX and DEN adversary proceedings to the United States Court of Appeals for the Seventh Circuit, and the defendants have appealed the ruling in the Company's favor in the JFK matter. On July 26, the Court of Appeals reversed the District Court's ruling with respect to the SFO adversary proceeding, but the defendants may petition the court for a rehearing or a writ of certiorari. The outcome of these appeals remains uncertain and, therefore, the ultimate treatment of these municipal bond obligations in reorganization is uncertain. In accordance with the Bankruptcy Court's order, we have paid $10 million and $22 million into escrow for the interest payments due for the LAX and SFO municipal bonds, respectively.

        Similarly, in September 2003, we filed a complaint for declaratory judgment for all seven municipal bond issues (which represent approximately $601 million in principal) relating to our facilities at Chicago O'Hare International Airport ("O'Hare"), seeking, among other things, a declaration that a certain cross-default provision in the O'Hare airport lease is unenforceable. On February 15, 2005, the Bankruptcy Court approved an agreement ("O'Hare Settlement Agreement") resolving the disputes between United, the trustees and the bondholders that in effect reduced the Company's indebtedness related to these bond issues from approximately $601 million to approximately $150 million. The City of Chicago, a party to these adversary proceedings, is not a party to the O'Hare Settlement Agreement.

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

        As of June 30, 2005, the Company had paid into escrow cash payments totaling approximately $22 million related to interest due on three of the seven O'Hare municipal bonds for semi-annual interest payments that were purported to have come due during the pendency of the Chapter 11 reorganization. As part of the O'Hare Settlement Agreement, these escrow funds, less the legal fees of the trustees and certain holders, will be remitted back to the Company.

       On August 7, 2005, the Company reached an agreement in principle with the City of Chicago, with respect to all unresolved disputes relating to our facilities at O'Hare. The agreement in principle, which will require definitive documentation and the approval of the Bankruptcy Court, provides for certain utilization and accommodation requirements with respect to the Company's gates at O'Hare that could result in the loss of access to certain gates if United fails to maintain a minimum utilization standard. The Company expects to meet the minimum utilization standard. There can be no assurance at this time that a definitive agreement will be reached, or that Bankruptcy Court approval of this agreement will be received.

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

        The Company anticipates that if found liable, its damages from claims arising from the events of September 11, 2001 will be significant; however, we believe that, under the Air Transportation Safety and System Stabilization Act of 2001, our liability will be limited to our insurance coverage.

        At June 30, 2005, commitments for the purchase of property and equipment, principally aircraft, approximated $1.7 billion, after deducting advance payments. Since September 11, 2001, we have reached agreements with the aircraft manufacturers enabling us to delay or cancel delivery of future orders. Since resetting our fleet plan is critical to our overall restructuring, we continue to hold discussions regarding these deliveries. Our current commitments would require the payment of an estimated $0.1 billion for the remainder of 2005, $0.1 billion in 2006, $0.4 billion in 2007, $0.5 billion in 2008 and $0.6 billion in 2009 and thereafter primarily for the purchase of A319 and A320 aircraft. It is likely that the amount and timing of these obligations will change, and could potentially be eliminated in their entirety. Additionally, the disposition of advance payments to the manufacturers and aircraft financiers of $127 million is subject to the ultimate outcome of these discussions.

UAL Loyalty Services, LLC

        In 2005, the Bankruptcy Court approved a corporate restructuring that (a) moved Ameniti Travel Clubs, Inc (formerly known as Confetti, Inc.) as a subsidiary of ULS to a subsidiary of MyPoints.com, Inc. ("MyPoints"), (b) moved MyPoints as a subsidiary of ULS to a subsidiary of UAL, and (c) moved ULS as a subsidiary of UAL to a subsidiary of United. This restructuring was completed on March 21, 2005 and resulted in a change in classification of certain operating revenues that are associated with our Mileage Plus program as follows:

Increase/(decrease)	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
(In millions)
Operating revenues:
Passenger - United Airlines	$ 4	$ 32
Other	(4)	(32)
Total operating revenues	$ -	$ -

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

        In the summer of 2004, we identified a further $2 billion in required future annual cash savings (to be fully realized by fiscal year 2007) that we believe are necessary to attract exit financing and to emerge from reorganization later in 2005. We have amended our collective bargaining agreements ("CBAs") and reduced our non-represented salaried and management employees' compensation and benefits to achieve approximately $700 million in average annual labor savings toward the $2 billion goal. We are seeking operational savings and the termination and replacement of defined benefit pension plans to achieve the remainder of the $2 billion savings target.

        Labor Restructuring.   Effective January 1, 2005, the Company reduced the compensation of its non-represented salaried and management employees and announced changes to benefits and productivity for this group. The Company has also negotiated consensual modifications to its CBAs with each of its labor unions to achieve further average annual labor savings. On January 31, 2005, the Bankruptcy Court approved amended CBAs between the Company and the Association of Flight Attendants ("AFA"), the Air Line Pilots Association ("ALPA"), the Professional Airline Flight Control Association ("PAFCA"), and the Transport Workers Union ("TWU") (all of whom had their memberships ratify such amendments). On May 31, 2005, the Bankruptcy Court approved an amended CBA between the Company and AMFA and subsequently, on July 22, 2005, approved an amended CBA between the Company and IAM, both of which were ratified by their memberships.

        The Company has also agreed to provide each employee group a portion of the equity, securities or other consideration provided to general unsecured creditors under any plan of reorganization proposed or supported by the Company. Each employee group is to receive a distribution based on the value of cost savings provided by that group. Approval of this distribution is subject to the Bankruptcy Court process.

      The Company has agreed to provide to employees represented by ALPA, PAFCA, TWU, AMFA and IAM as well as its salaried and management employees, approximately $706 million in convertible notes upon the emergence of the Company from bankruptcy in the event the groups' defined benefit pension plans are terminated. All represented groups other than the AFA have agreed to eliminate any requirements in their respective CBAs to maintain, and not to oppose efforts by the Company to terminate, each of their respective defined benefit pension plans.

        Pensions. The Company determined that to obtain exit financing and successfully reorganize and emerge from Chapter 11 bankruptcy proceedings, it was necessary to terminate and replace all of its defined benefit pension plans. To this end, on April 22, 2005, United and the PBGC entered into a global settlement agreement which provides for the settlement and compromise of various disputes and controversies with respect to four defined benefit pension plans of United, including the United Airlines Pilot Defined Benefit Pension Plan (the "Pilot Plan"), Flight Attendant Plan, Ground Employees Plan and the MAPC Plan (collectively, the "Pension Plans"). On May 10, 2005, the Bankruptcy Court approved the settlement agreement, including modifications requested by certain creditors. The AFA and several other parties have filed legal challenges to the approval of the PBGC agreement by the Bankruptcy Court. To date, no such challenges have been successful, although several remain pending.

        On May 23, 2005, the PBGC assumed responsibility for the Ground Employees Plan. On June 30, 2005, the PBGC assumed responsibility for the Flight Attendant Plan and the MAPC Plan. The PBGC and the Company have executed termination and trusteeship agreements with respect to each of these plans. The Company thus has no further duties or rights with respect to these plans. The Pilot Pension Plan termination date will be as specified in the settlement agreement and PBGC will not become statutory trustee until all issues referenced in the settlement agreement are resolved. The PBGC has moved for summary judgment on the termination of the Pilot Plan; a hearing has been scheduled before the Bankruptcy Court for August 18, 2005.

        Under the settlement agreement, the Company has agreed to propose a plan of reorganization that provides for the distribution of the following consideration to the PBGC:

  $500 million in principal amount of 6% senior unsecured notes to be issued to the PBGC no later than the bankruptcy exit date; maturing 25 years from issuance date; with interest payable in kind (notes or common stock) through 2011 (and thereafter in cash) in semi-annual installments; and being callable at any time at 100% of par value.
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
  $500 million in principal amount of 8% senior unsecured notes contingently issuable to the PBGC in up to eight equal tranches of $62.5 million (with no more than two tranches issued on a single date), beginning with the fiscal year ending December 31, 2009 and ending with the fiscal year ending December 31, 2017 in which there is an issuance trigger date. Issuance is triggered when, among other things, the Company's EBITDAR exceeds $3.5 billion over the prior twelve months, provided that issuance would not cause a default under any other securities then existing. Each issued tranche would mature 15 years from its respective issuance date; with interest payable in cash in semi-annual installments; and being callable at any time at 100% of par value.
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

       The PBGC agreed to waive its pension restoration rights, provided that the Company obtains the PBGC's consent with respect to any defined contribution plan proposed to be provided by the Company to its employees following termination of the Pension Plans. The Company could elect to implement a defined contribution plan without the PBGC's consent, but under those circumstances, the PBGC would retain its restoration rights.

        Additionally, the Company has agreed to propose a plan of reorganization that provides the PBGC with a single pre-petition general unsecured unfunded liability claim arising from the termination of the Pension Plans. At the Company's option, the PBGC will assign 45% of the distribution it receives from this claim as directed by the Company; provided that the Company's direction of this assignment must be (1) consistent with the best interests of general unsecured creditors, (2) subject to at least 10 business days prior notice to the Creditors' Committee and after consultation with the Committee, and (3) subject to Bankruptcy Court approval under the best interest of creditors' test in a de novo review. If the Company does not comply with the above, the distribution will be directed to the unsecured creditors.

       On November 30, 2004, Independent Fiduciary Services, Inc. ("IFS"), the independent fiduciary appointed by the Company, filed a motion in the Bankruptcy Court requesting the allowance of a $288 million to $993 million administrative claim against the Company for unpaid minimum funding contributions. On March 18, 2005, the Bankruptcy Court ruled that only those contributions arising from pension benefits associated with service performed by participants in the post-petition period would be considered an administrative claim. IFS is appealing this decision. Because the settlement agreement shall be deemed to have settled and released any claims by the PBGC on its own behalf or on behalf of the Pension Plans arising from or related to any minimum funding obligations (subject to certain terms and conditions), it also provides for United to terminate the IFS agreement, and for the PBGC to support the Company's actions in certain circumstances. On May 27, 2005, the Company provided notice to IFS of its intent to terminate the Fiduciary Services Agreement between the Company and IFS with respect to each of the Company's Pension Plans effective on the later of: (a) July 27, 2005 or (b) the termination date for each such plan, respectively. The Company and the PBGC have entered into trusteeship agreements for the Flight Attendant Plan, Ground Employees Plan, and MAPC Plan, with effective dates of June 30, March 11, and June 30, 2005, respectively. Thus, as of July 27, 2005, IFS is no longer independent fiduciary for the Flight Attendant Plan, Ground Employees Plan or the MAPC Plan that were the subject of IFS's Motion.

        On June 24, 2005, the House of Representatives passed an amendment to a spending bill that seeks to prevent the PBGC from using appropriated funds to enforce or implement the settlement agreement. The Senate must also still act on this legislation, which is not yet scheduled. We do not believe this legislation will have any effect in its present form.

       The AFA has stated that they may engage in self-help in response to the PBGC's involuntarily termination of the Flight Attendant Plan. Such self-help could take the form of intermittent disruptions to United's operations, which could adversely affect future bookings on United. The Company has communicated to the AFA that it believes that any disruption to the airline's operations would be illegal and that it intends to vigorously prosecute parties taking such actions.

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

        We have negotiated with our aircraft lessors and lenders to restructure existing financings to reduce aircraft ownership costs to better reflect current market rates, and we have reached agreements in principle to restructure transactions with respect to a majority of our financed aircraft. However, the need for further cost reductions due to difficult conditions in the airline industry with substantially higher fuel prices has required us to re-examine some of these agreements and to seek to renegotiate certain of those financings, most importantly the financings associated with approximately 119 aircraft with a group of mostly-public financiers (the "Public Debt Group").

       We have been in discussions with the Public Debt Group seeking to renegotiate an agreement in principle reached in the summer of 2004 from which we subsequently withdrew. Previously, the Bankruptcy Court issued a temporary restraining order ("TRO") that enjoined the repossession of six B737 and eight B767 aircraft. During the second quarter of 2005, the TRO was cancelled by court order. Dissolution of the TRO only affected the eight B767 aircraft as the Company had since rejected the leases for the six B737 aircraft. Subsequently, the Company returned four B767 aircraft and entered into a letter of intent to purchase the remaining four B767 aircraft. On July 15, 2005, the Bankruptcy Court approved the letter of intent and approved a separate agreement that enables the Company to finance a limited number of additional aircraft purchases.

        On August 6, 2005, United entered into agreements in principle to restructure the financings for all of the aircraft in United's fleet that are controlled by the Public Debt Group, other than the 14 aircraft financed under the Series 1997-1 Enhanced Equipment Trust Certificates ("EETC"), saving United approximately $300 million annually.  These agreements, which are subject to Bankruptcy Court approval, are expected to secure United's long-term access to these aircraft, and resolve any related administrative claims. With respect to all the agreements reached with financiers since entering reorganization, and including the benefit of contractual changes and strategic fleet reductions, the Company will reduce its annual fleet costs by approximately $850 million since entering Chapter 11. In addition, with respect to those Public Debt Group financings for aircraft in United's fleet which were previously rejected, returned or repossessed, we have reached a global resolution of related administrative claims against the Company, subject to Bankruptcy Court approval.  There can be no assurance that Bankruptcy Court approval for these agreements will be received.

       United is also seeking to acquire the senior "A" tranche debt in the 1997-1 EETC transactions which would permit it to secure long-term access to the 14 aircraft subject to that financing. United had previously acquired the "B" and "C" tranches of this debt as a necessary predicate to purchasing the "A" tranche.

       If the Company does not finalize the agreements in principle with the Public Debt Group, our operational and financial performance could be materially adversely affected, including the possibility that one or more financiers may seek to repossess a significant number of aircraft, or we may choose to reject or return such aircraft.

      We have rejected or returned certain surplus aircraft to adjust our fleet size and composition to more closely match market demand, and are continuing this process to achieve an approximate fleet size of 455 aircraft in 2005. In addition, as part of ongoing negotiations with financiers, we have converted some long-term financing arrangements into operating leases of a reduced term and, in several instances, re-acquired previously rejected aircraft as circumstances warranted.

      Redeployment and Reduction of Fleet.  On October 6, 2004, the Company announced a plan to expand its international route network, redeploying aircraft to more profitable routes and reducing the overall size of its mainline fleet. These actions are part of the Company's ongoing strategy to adjust fleet size and route mix to current market conditions, which continue to be intensely competitive. In the first six months of 2005, we reduced our mainline operating fleet by 39 aircraft as compared to December 31, 2004.

        In addition, on April 22, 2005, the Bankruptcy Court approved an agreement to transition to other regional carriers all flying operations currently performed for the Company by United Express carrier AWAC. This transition will be completed by early 2006. The Company does not anticipate that this change will adversely affect its United Express operations. Under this transition agreement, AWAC refunded to the Company on April 22, 2005 approximately $22 million of previously incurred costs, which was recognized as a reduction to regional carrier expense. As a result of the transition agreement, the Company also recognized a charge of $18 million for aircraft impairments relating to planned accelerated retirement of certain aircraft currently operated by AWAC.

        Effective in May 2005, we amended our capacity purchase agreement with Mesa Air Group to give them the right to place into service up to 30 leased 50-seat regional jet aircraft to be branded as United Express and operated within the United Express system. United will receive $30 million in cash before the end of 2005 for agreeing to this amendment, of which $10 million was received during the second quarter of 2005; these payments will be recognized as a reduction to regional carrier expense over the contract terms.

        Municipal Bond Obligations. As a result of our bankruptcy filing, we are not permitted to make payments on unsecured pre-petition debt. We have been advised that our municipal bonds may be unsecured (or in certain instances, partially secured) pre-petition debt. At June 30, 2005, we had approximately $1.7 billion outstanding in municipal bonds that were issued on behalf of United to finance the construction of improvements at airport-related facilities. For further details, see "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements.

        Claims Resolution Process. As permitted under the bankruptcy process, our creditors have filed proofs of claim with the Bankruptcy Court and we expect new claims to be filed in the future. Through the claims resolution process, we have identified many claims which we believe should be disallowed by the Bankruptcy Court for a number of reasons, such as our identification of claims that are duplicative, have been amended or superseded by later filed claims, are without merit, or are otherwise overstated. We have filed omnibus objections to many of these claims and will continue to file additional objections. For further details, see "Voluntary Reorganization Under Chapter 11 - Financial Statement Presentation" in the Notes to the Consolidated Financial Statements.

Results of Operations

        Over the past several years, the Company and the airline industry have been faced with severe business challenges and fundamental changes in the airline industry that have produced material adverse impacts on our results of operations, financial position and liquidity. During the three-month periods ended June 30, 2005 and 2004, we reported earnings from operations of $48 million and $7 million, respectively, and we reported net losses of $1,430 million and $247 million for the same respective periods. In addition, during the six-month periods ended June 30, 2005 and 2004, we reported losses from operations of $202 million and $204 million, respectively, and we reported net losses of $2,500 million and $706 million for the same respective periods.

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

        In the first six months of 2005, United mainline passenger revenue was 11.03 cents per revenue passenger mile, or 0.4% lower than it was in the first six months of 2004. Passenger load factor improved from 78.7% in the first six months of 2004 to 80.8% in the same period of 2005. These results reflect a 2.5% reduction in system capacity between periods. As announced in the fourth quarter of 2004, the Company continues to shift capacity from domestic to international markets and it believes that its actions to address overcapacity domestically are beginning to produce unit revenue improvements in that segment.

       Our operating expenses have fluctuated as we have sought to restructure our obligations in bankruptcy, adjust our mainline and regional carrier operating capacity to match marketplace demand, and cope with historically high jet fuel prices throughout recent years. United mainline operating cost per available seat mile increased from 10.6 cents in 2000 to 12.0 cents in 2001, and then declined to 10.2 cents by 2004. In spite of significant accomplishments in restructuring our operating expenses, including significant contributions from employees and creditors through the bankruptcy process, high fuel costs have had a significant adverse affect on unit operating costs, particularly in more recent periods. In the first six months of 2005, United mainline operating cost per available seat mile ("CASM") was 10.39 cents per available seat mile, or 3.5% higher than it was in the first six months of 2004. The increase in fuel prices between periods added approximately seven tenths of a cent to the first six months of 2005 CASM, as compared to the same period in 2004.

        Summary of Results. The air travel business is subject to seasonal fluctuations. Our operations can be impacted by adverse weather and our first- and fourth-quarter results normally reflect reduced travel demand. Historically, results of operations are better in the second and third quarters.

        The second quarter 2005 results include $1.4 billion in reorganization items recorded in connection with our bankruptcy proceedings. The second quarter 2004 results included $144 million in reorganization items.

        Second Quarter 2005 Compared with Second Quarter 2004.  Operating revenues increased $234 million. Passenger mainline revenues increased $53 million due to a 3% increase in yield partially offset by a 1% decrease in traffic. The following analysis by market is based on information reported to the U.S. Department of Transportation:

2005	System	Domestic	Pacific	Atlantic	Latin
Passenger revenues (in millions)	3,301	2,042	671	482	106

Increase (Decrease) from 2004:
Passenger revenues (in millions)	53	(128)	117	46	18
Passenger revenues (percent)	1.6%	(5.9%)	21.2%	10.5%	21.3%

Available seat miles (capacity)	(3.0%)	(11.6%)	19.5%	3.0%	20.5%
Passenger load factor	1.4pt.	3.2pt	(3.8)pt	0.2pt	3.1pt
Revenue passenger miles (traffic)	(1.4%)	(8.2%)	14.2%	3.3%	25.7%
Revenue per revenue passenger mile (yield)	3.2%	2.6%	6.7%	8.3%	(4.5%)

        Cargo revenues increased $13 million (8%) due to a 6% higher yield and 2% increase in cargo ton miles. Other operating revenues increased $41 million (15%) primarily due to increases in third party maintenance revenues and Mileage Plus mileage sales.

        Operating expenses increased $193 million (5%) and mainline unit cost (operating expenses, excluding regional costs per available seat mile) increased 6%.

(In millions) Operating expenses:	Increase/(Decrease) from 2004	Percentage Change
Salaries and related costs	(156)	(12.9%)	(a)
Aircraft fuel	262	37.8%	(b)
Regional affiliates	80	13.2%	(c)
Purchased services	13	3.5%
Landing fees and other rent	(17)	(7.0%)
Aircraft maintenance	34	17.6%	(d)
Depreciation and amortization	(17)	(7.8%)
Cost of sales	2	1.4%
Aircraft rent	(25)	(18.7%)	(e)
Commissions	(5)	(6.2%)
Special operating items	18	100%	(f)
Other	4	1.4%
Total	193	4.6%

(a) Decreased primarily due to cost savings associated with lower salary and benefit rates and lower full-time equivalent employees.

(b) Increased primarily as a result of a 45% increase in the average cost of fuel (including tax and hedge impact) partially offset by a decrease in consumption.

(c) Increased primarily as a result of increased fuel costs and volumes of United Express regional carrier flying partially offset by new contract savings.

(d) Increased primarily due to higher levels of purchased maintenance activity. This increase is offset by productivity and labor rate improvements, the effects of which are included in (a) above.

(e) Decreased due to restructuring of aircraft lease obligations and fleet reductions.

(f) See "Special Items" in the Notes to Consolidated Financial Statements for details.

        Other non-operating expense amounted to $96 million in the second quarter of 2005, compared to $111 million in the second quarter of 2004, excluding reorganization items. In the second quarter of 2005, the Company recognized a non-operating loss of $1 million in miscellaneous, net to record the impact of non-designated and ineffective fuel hedges. Inclusive of reorganization items, other non-operating expense amounted to $1.5 billion in the second quarter of 2005, compared to $255 million in the second quarter of 2004. For details on reorganization items, see "Reorganization Items" in the Notes to Consolidated Financial Statements.

        First Six Months of 2005 Compared with First Six Months of 2004.  Operating revenues increased $240 million. Passenger mainline revenues declined $22 million. In the first quarter of 2004, passenger revenues included a $60 million favorable adjustment. The following analysis by market is based on information reported to the U.S. Department of Transportation:

2005	System	Domestic	Pacific	Atlantic	Latin
Passenger revenues (in millions)	6,217	3,831	1,275	889	222

Increase (Decrease) from 2004:
Passenger revenues (in millions)	(22)	(307)	195	60	30
Passenger revenues (percent)	(0.4%)	(7.4%)	18.0%	7.2%	16.0%

Available seat miles (capacity)	(2.5%)	(10.6%)	17.8%	3.6%	19.4%
Passenger load factor	2.1pt.	4.4pt	(4.1)pt	0.1pt	0.5pt
Revenue passenger miles (traffic)	0.1%	(5.4%)	12.1%	3.7%	20.1%
Revenue per revenue passenger mile (yield)	(0.4%)	(2.1%)	5.9%	4.9%	(4.9%)

        Cargo revenues increased $37 million (12%) largely due to a 4% higher yield and 8% increase in volumes. Other operating revenues increased $14 million (2%) primarily due to an increase in third party maintenance revenues and Mileage Plus mileage sales, partially offset by a decrease in UAFC fuel sales to third parties.

    Operating expenses increased $238 million (3%) and mainline unit cost (operating expenses, excluding regional affiliates costs per available seat mile)
increased 3%.

(In millions) Operating expenses:	Increase/(Decrease) from 2004	Percentage Change
Salaries and related costs	(372)	(15.1%)	(a)
Aircraft fuel	464	35.8%	(b)
Regional affiliates	174	15.1%	(c)
Purchased services	22	3.0%
Landing fees and other rent	(15)	(3.2%)
Aircraft maintenance	68	18.0%	(d)
Depreciation and amortization	(34)	(7.6%)
Cost of sales	(51)	(15.0%)	(e)
Aircraft rent	(42)	(15.5%)	(f)
Commissions	(9)	(5.6%)
Special operating items	18	100%	(g)
Other	15	2.5%
Total	238	2.9%

(a) Decreased primarily due to cost savings associated with lower salary and benefit rates and lower full-time equivalent employees.

(b) Increased primarily as a result of a 41% increase in the average cost of fuel (including tax and hedge impact) partially offset by a decrease in consumption.

(c) Increased primarily as a result of increased fuel costs and volumes of United Express regional carrier flying, partially offset by new contract savings.

(d) Increased primarily due to higher levels of purchased maintenance activity. This increase is offset by productivity and labor rate improvements, the effects of which are included in (a) above.

(e) Decreased due to lower third-party fuel sales by UAFC.

(f) Decreased due to restructuring of aircraft lease obligations and fleet reductions.

(g) See "Special Items" in the Notes to Consolidated Financial Statements for details.

        Other non-operating expense amounted to $148 million in the first six months of 2005, compared to $213 million in the first six months of 2004, excluding special non-operating items and reorganization items. In the first six months of 2005, the Company recognized a non-operating gain of $40 million in miscellaneous, net to record the impact of non-designated and ineffective fuel hedges. Inclusive of special non-operating items and reorganization items, other non-operating expense amounted to $2.3 billion in the first six months of 2005, compared to $500 million in the first six months of 2004. For details on the special items and reorganization items, see "Reorganization Items" and "Special Items" in the Notes to Consolidated Financial Statements.

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

        Generally, under the Bankruptcy Code most of a debtor's liabilities must be satisfied in full before the debtor's stockholders can receive any distribution on account of such shares. The rights and satisfaction of claims of our various creditors and security holders will be determined by the confirmed plan of reorganization. It is likely that pre-petition unsecured claims against the Company will be substantially impaired in connection with our reorganization. At this time we can make no prediction concerning how each of these claims will be valued in the bankruptcy proceedings. We believe that UAL's presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization that we propose.

        UAL's total of cash, cash equivalents and short-term investments, including restricted cash, was $2.7 billion at June 30, 2005, as compared to $2.2 billion at December 31, 2004.

        As of June 30, 2005, we had $968 million in restricted cash, an increase of $91 million as compared to December 31, 2004. Restricted cash primarily represents cash collateral to secure workers' compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. Prior to 2003, we met many of these obligations (which were smaller in amount) through surety bonds or secured letters of credit; however, such facilities are currently largely unavailable to us. As a result, we may be required to post significant additional cash collateral to meet such obligations in the future.

       During the second quarter of 2005, an institution that processes our credit card ticket sales increased its cash holdback by approximately $84 million to secure advanced ticket sales in accordance with the terms of its merchant agreement.

        Operating Activities. For the first six months of 2005, we generated cash flow from operations of $818 million, a $380 million increase as compared to $438 million in operating cash flows generated in the first six months of 2004.

        We contributed $127 million towards our pension funding obligations in 2004, but made no cash contributions in 2005. Detailed information regarding our pension plans is included in "Retirement and Postretirement Plans" in the Notes to Consolidated Financial Statements.

        Investing Activities. Cash used from investing activities was $122 million in 2005, as compared to $278 million in 2004. The change from 2004 to 2005 primarily reflects smaller restricted cash increases in 2005 than 2004, decreased property additions (including aircraft and aircraft spare parts), and increased proceeds from the disposition of property and equipment. In the first six months of 2005, the Company sold six B727, four B737 and five B767 aircraft, transferred seven B767 aircraft to non-operating status and rejected (and/or returned to the lessor) 29 B737 aircraft and three B767 aircraft under Section 1110 of the Bankruptcy Code.

        Financing Activities. Cash flows used in financing activities were $178 million in 2005 and $345 million in 2004. In the first six months of 2005, we made principal payments under debt and capital lease obligations of $113 million and $55 million, respectively. The decrease in principal payments on capital lease obligations was related to aircraft rejections under Section 1110. In addition, we made $10 million in principal payments on the DIP Financing in the first six months of 2005.

        The Company has committed to spend an estimated $100 million for the remainder of 2005 for the purchase of property and equipment. At June 30, 2005, commitments for the future purchase of property and equipment, principally aircraft, approximated$1.7 billion, after deducting advance payments. For further details, see "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements.

        At June 30, 2005, we had a total of $853 million in debt outstanding under the DIP Financing and $37 million in outstanding letters of credit. We believe that the DIP Financing, together with other sources of cash, such as from operations, will be adequate to provide for our projected future liquidity needs through our emergence from bankruptcy. On July 15, 2005 the Bankruptcy Court approved an agreement with the DIP financing lenders to increase the term loan to $1.1 billion, thereby providing a total facility of $1.3 billion. This agreement also provides for a new capital expenditure basket for certain aircraft purchases, including a cash sublimit, but requiring financing for the balance of the aggregate purchase price of such aircraft.

       The Company is proposing to enter into an amendment to the DIP financing which would provide for, among other things, a waiver of any event of default as a result of the Company acquiring the Tranche A, Tranche B and Tranche C indebtedness under the Series 1997-1 Enhanced Equipment Trust Certificates. The proposed amendment further provides for the refinancing of a majority of that indebtedness, as secured by up to 14 aircraft to be acquired in connection with the acquisition of that indebtedness. This proposed amendment will require the approval of the DIP financing lenders and the Bankruptcy Court. There can be no assurance that either approval will be received. For more information on the terms of the proposed amendment, please see the Company's Form 8-K filed with the SEC on August 8, 2005.

        With historically high fuel prices and continuing weak revenue, we have continued to restructure our costs to achieve a business plan that will permit the Company to attract exit financing for our projected future liquidity needs upon emergence from bankruptcy. This exit financing, together with other available cash and cash flows from future operations, is expected to provide us with adequate levels of liquidity necessary for our ongoing operations and to service our restructured fixed obligations. We expect that in order for the Company to attract exit financing, we will be required to comply with financial covenants, and that this financing would be approved as part of an overall plan of reorganization. However, the Company cannot guarantee that this financing will be obtained, or that a plan of reorganization will be approved or implemented successfully.

Outlook

        United expects third-quarter system mainline capacity to be down about 5 percent year-over-year. System mainline capacity for 2005 is expected to be about 3 percent lower than 2004. The Company projects fuel prices for the third quarter, including taxes and excluding the impact of hedges, to average $1.83 per gallon. The Company has 6.5 percent of its expected fuel consumption for the third quarter hedged at an average of $1.29 per gallon, including taxes. In the third quarter, the Company expects to recognize other large non-cash reorganization items as we move toward exit from bankruptcy.

        Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, without limitation, the following: our ability to continue as a going concern; our ability to comply with the terms of the DIP Financing or negotiate modifications or amendments thereto as necessary; our ability to successfully renegotiate aircraft financings under Section 1110 of the Bankruptcy Code; our ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by us from time to time; our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; risks associated with third parties seeking and obtaining court approval to terminate or shorten our exclusive period to propose and confirm one or more plans of reorganization; the potential adverse impact of the Chapter 11 cases on our liquidity or results of operations; the appointment of a Chapter 11 trustee or conversion of the cases to Chapter 7; the costs and availability of financing; our ability to execute our business plan; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions; the effects of any hostilities or act of war or any terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs of aviation fuel; the costs associated with security measures and practices; labor costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand; government legislation and regulation; the ability of the Company to maintain satisfactory labor relations;any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth from time to time in UAL's reports to the United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

         Price Risk (Aircraft Fuel) - When market conditions indicate risk reduction is achievable, the Company enters into fuel option contracts to reduce its price risk exposure to jet fuel. The option contracts are designed to provide protection against increases in the price of aircraft fuel. As market conditions change, so may the Company's hedging program.

June 30, 2005
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased call options - Heating oil	$ 109	$ 1.24/gal	$ 42
Sold put options - Heating oil	(93)	1.05/gal	-

*Estimated fair values represent the amount the Company would pay/receive on June 30, 2005 to terminate the contracts.

Item 4.  Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the second quarter of 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits.

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes the exhibits.

  SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the quarter ended June 30, 2005 to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2005.

UAL CORPORATION

By: /s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial and
accounting officer)

Exhibit Index

Exhibit No.	Description

10.1	Settlement Agreement, dated as of April 22, 2005, by and among UAL Corporation, all of its direct and indirect subsidiaries and the Pension Benefit Guaranty Corporation (as filed as Exhibit 10.1 to UAL's Form 8-K dated April 28, 2005 and incorporated herein by reference)
10.2	Eleventh Amendment and Limited Waiver, dated as of April 8, 2005, to Debtor in Possession Credit Agreement, dated as of December 24, 2002, by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent
10.3	Letter Agreement, dated as of January 1, 2005, entered into in accordance with the Railway Labor Act by and between UAL Corp., United Air Lines, Inc., and the Air Line Pilots Association, International
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)