Form 10-Q
period 2006-06-30
UAL CORP /DE/
filed 2006-08-02
CIK 100517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-06033

UAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2675207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Location: 1200 East Algonquin Road, Elk Grove Township, Illinois	60007
Mailing Address: P. O. Box 66919, Chicago, Illinois	60666
(Address of principal executive offices)	(Zip Code)
(847) 700-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006
Common Stock ($0.01 par value)	104,247,443

UAL Corporation and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended June 30, 2006

PART I.   FINANCIAL INFORMATION

Item 1.                        Financial Statements

UAL Corporation and Subsidiary Companies
Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	Successor	Predecessor
	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$4,094	$1,761
Restricted cash	397	643
Short-term investments	59	77
Receivables, less allowance for doubtful accounts (2006—$28; 2005—$23)	1,079	839
Prepaid fuel	321	258
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2006—$2; 2005—$66)	191	193
Deferred income taxes	132	—
Prepaid expenses and other	472	488
	6,745	4,259
Operating property and equipment:
Owned—
Flight equipment	8,638	13,443
Advances on flight equipment	103	128
Other property and equipment	1,346	3,837
	10,087	17,408
Less—accumulated depreciation and amortization	(229)	(6,106)
	9,858	11,302
Capital leases:
Flight equipment	1,574	2,581
Other property and equipment	15	84
	1,589	2,665
Less—accumulated amortization	(38)	(739)
	1,551	1,926
	11,409	13,228
Other assets:
Intangibles, less accumulated amortization (2006—$77; 2005—$218)	3,090	371
Goodwill	2,803	17
Aircraft lease deposits	518	477
Restricted cash	509	314
Investments	111	20
Prepaid rent	8	67
Other, net	829	589
	7,868	1,855
	$26,022	$19,342

See accompanying Notes to Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	Successor	Predecessor
	June 30, 2006	December 31, 2005
Liabilities and Stockholders’ Equity
Current liabilities:
Advance ticket sales	$2,362	$1,575
Mileage Plus deferred revenue	1,057	681
Accrued salaries, wages and benefits	768	844
Accounts payable	750	596
Advanced purchase of miles (Note 17)	710	679
Long-term debt maturing within one year (Note 11)	587	13
Fuel purchase commitments	321	258
Current obligations under capital leases	136	20
Accrued interest	238	32
Other	965	536
	7,894	5,234
Long-term debt (Note 11)	8,514	1,298
Long-term obligations under capital leases	1,371	102
Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,435	242
Postretirement benefit liability (Note 7)	2,011	1,932
Deferred income taxes	706	428
Deferred pension liability (Note 7)	132	95
Other	671	555
	5,955	3,252
Liabilities subject to compromise	—	35,016
Mandatorily convertible preferred securities (Note 12)	356	—
Commitments and contingent liabilities (Note 14)
Stockholders’ equity (deficit):
Predecessor preferred stock (Note 12)	—	—
Successor preferred stock (Note 12)	—	—
Predecessor Company common stock at par, $0.01 par value; authorized 200,000,000 shares; issued 132,342,405 shares at December 31, 2005	—	1
Successor Company common stock at par, $0.01 par value; authorized 1,000,000,000 shares; issued 101,624,732 shares at June 30, 2006	1	—
Additional capital invested	1,993	5,064
Retained deficit	(104)	(29,122)
Predecessor Company stock held in treasury, at cost
Preferred, 10,213,519 depositary shares	—	(305)
Common, 16,121,446 shares	—	(1,162)
Accumulated other comprehensive income (loss)	42	(36)
	1,932	(25,560)
	$26,022	$19,342

See accompanying Notes to Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions, Except per Share)

	Successor	Predecessor
	Three Months Ended June 30,
	2006	2005
Operating revenues:
Passenger—United Airlines	$3,806	$3,301
Passenger—Regional Affiliates	761	632
Cargo	194	180
Other operating revenues	352	310
	5,113	4,423
Operating expenses:
Aircraft fuel	1,250	955
Salaries and related costs	1,071	1,052
Regional affiliates	715	685
Purchased services	447	383
Aircraft maintenance materials and outside repairs	257	227
Landing fees and other rent	225	225
Depreciation and amortization	218	201
Cost of sales	190	147
Aircraft rent	109	109
Commissions	82	76
Special operating items (Note 18)	—	18
Other operating expenses	289	297
	4,853	4,375
Earnings from operations	260	48
Other income (expense):
Interest expense	(211)	(111)
Interest income	67	6
Interest capitalized	4	—
Miscellaneous, net	(4)	9
	(144)	(96)
Earnings (loss) before reorganization items, income taxes and equity in earnings of affiliates	116	(48)
Reorganization items, net	—	(1,386)
Earnings (loss) before income taxes and equity in earnings of affiliates	116	(1,434)
Income taxes	—	—
Earnings (loss) before equity in earnings of affiliates	116	(1,434)
Equity in earnings of affiliates	3	4
Net income (loss)	$119	$(1,430)
Earnings (loss) per share, basic	$1.01	$(12.33)
Earnings (loss) per share, diluted	$0.93	$(12.33)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions, Except Per Share)

	Successor	Predecessor
	Period from February 1 to June 30, 2006	Period from January 1 to January 31, 2006	Six Months Ended June 30, 2005
Operating revenues:
Passenger—United Airlines	$5,988	$1,074	$6,217
Passenger—Regional Affiliates	1,226	204	1,156
Cargo	318	56	352
Other operating revenues	588	124	613
	8,120	1,458	8,338
Operating expenses:
Aircraft fuel	1,955	362	1,760
Salaries and related costs	1,797	358	2,085
Regional affiliates	1,183	228	1,330
Purchased services	743	134	744
Aircraft maintenance materials and outside repairs	436	80	446
Landing fees and other rent	370	75	458
Depreciation and amortization	366	68	414
Cost of sales	318	65	290
Aircraft rent	184	30	229
Commissions	133	24	153
Special operating items (Note 18)	—	—	18
Other operating expenses	494	86	613
	7,979	1,510	8,540
Earnings (loss) from operations	141	(52)	(202)
Other income (expense):
Interest expense	(352)	(42)	(220)
Interest income	95	6	10
Interest capitalized	7	—	(5)
Miscellaneous, net	2	—	67
	(248)	(36)	(148)
Loss before reorganization items, income taxes and equity in earnings of affiliates	(107)	(88)	(350)
Reorganization items, net	—	22,934	(2,154)
Earnings (loss) before income taxes and equity in earnings of affiliates	(107)	22,846	(2,504)
Income taxes	—	—	—
Earnings (loss) before equity in earnings of affiliates	(107)	22,846	(2,504)
Equity in earnings of affiliates	3	5	4
Net income (loss)	$(104)	$22,851	$(2,500)
Earnings (loss) per share, basic and diluted	$(0.94)	$196.61	$(21.56)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

	Successor	Predecessor
	Period from February 1 to June 30, 2006	Period from January 1 to January 31, 2006	Six Months Ended June 30, 2005
Cash flows provided (used) by operating activities:
Net loss before reorganization items	$(104)	$(83)	$(346)
Adjustments to reconcile to net cash provided (used) by operating activities—
Increase in advance ticket sales	697	109	724
Depreciation and amortization	366	68	414
Increase (decrease) in accrued liabilities	(173)	148	(30)
Increase in other current assets	(135)	(24)	(113)
Increase in receivables	(128)	(88)	(131)
Increase in accounts payable	125	19	43
Mileage Plus deferred revenue	119	14	48
Stock-based compensation	109	—	—
Postretirement benefits	8	(9)	(27)
Increase in accrued aircraft rent	5	6	29
Pension expense	3	8	167
Amortization of deferred gains	—	(6)	(42)
Other, net	85	(1)	82
	977	161	818
Cash flows provided (used) by reorganization activities:
Reorganization items, net	—	22,934	(2,154)
Increase in aircraft rejection liability	—	—	389
Increase in other liabilities	—	37	147
Increase in non-aircraft claims accrual	—	429	509
Discharge of claims and liabilities	—	(24,628)	—
Revaluation of Mileage Plus frequent flyer deferred revenue	—	2,399	—
Revaluation of other assets and liabilities	—	(2,106)	—
Pension curtailment, settlement and employee claims	—	912	1,045
	—	(23)	(64)
Cash flows provided (used) by investing activities:
Decrease (increase) in restricted cash	254	(203)	(91)
Decrease in segregated funds	200	—	—
Additions to property and equipment	(129)	(30)	(97)
Sale of My Points	56	—	—
Proceeds on disposition of property and equipment	19	(1)	35
Decrease in short-term investments	16	2	62
Other, net	(21)	(6)	(22)
	395	(238)	(113)
Cash flows provided (used) by financing activities:
Proceeds from Credit Facility	2,961	—	—
Repayment of Credit Facility	(161)	—	—
Repayment of DIP Financing	(1,157)	—	(10)
Repayment of other long-term debt	(456)	(24)	(113)
Principal payments under capital leases	(35)	(5)	(55)
Increase in deferred financing costs	(58)	(1)	(9)
Other, net	(3)	—	—
	1,091	(30)	(187)
Increase (decrease) in cash and cash equivalents during the period	2,463	(130)	454
Cash and cash equivalents at beginning of the period	1,631	1,761	1,223
Cash and cash equivalents at end of the period	$4,094	$1,631	$1,677

See accompanying Notes to Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Statements of Consolidated Stockholders’ Equity (Deficit) (Unaudited)
(In Millions)

					Accumulated
		Additional			Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Invested	(Deficit)	Stock	Loss	Total
Balance at December 31, 2005 (Predecessor Company)	$1	$5,064	$(29,122)	$(1,467)	$(36)	$(25,560)
Net loss before reorganization items—January 2006	—	—	(83)	—	—	(83)
Reorganization items—January 2006	—	—	(1,401)	—	—	(1,401)
Subtotal	1	5,064	(30,606)	(1,467)	(36)	(27,044)
Debt discharge	—	—	24,628	—	—	24,628
Valuation adjustments, net	—	—	(293)	—	—	(293)
Balance at January 31, 2006 (Predecessor Company)	1	5,064	(6,271)	(1,467)	(36)	(2,709)
Fresh start adjustments:
Cancellation of Predecessor preferred and common stock	(1)	(5,064)	—	1,467	—	(3,598)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	6,271	—	36	6,307
Issuance of new equity interests in connection with emergence from Chapter 11	1	1,884	—	—	—	1,885
Balance at February 1, 2006 (Successor Company)	1	1,884	—	—	—	1,885
Net loss from February 1 to June 30, 2006	—	—	(104)	—	—	(104)
Unrealized gain on derivatives, net	—	—	—	—	42	42
Stock-based compensation	—	109	—	—	—	109
Balance at June 30, 2006 (Successor Company)	$1	$1,993	$(104)	$—	$42	$1,932

See accompanying Notes to Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)

The Company

UAL Corporation is a holding company and its principal, wholly owned subsidiary is United Air Lines, Inc., a Delaware corporation (“United”). We sometimes collectively refer to UAL Corporation, together with its consolidated subsidiaries, as “we,” “our,” “us,” “UAL” or the “Company.”

Interim Financial Statements

The Company has prepared the unaudited consolidated financial statements shown here as required by the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that meet generally accepted accounting principles (“GAAP”) have been condensed or omitted as permitted by the SEC. The Company believes that the disclosures presented here are not misleading. The financial statements include all adjustments (which include only normal recurring adjustments, adjustments required by fresh-start reporting and reorganization items described below) that are considered necessary for a fair presentation of its financial position and operating results. These financial statements should be read together with the information included in our most recent Annual Report on Form 10-K for the year 2005.

As a result of the application of fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), the financial statements prior to February 1, 2006 are not comparable with the financial statements for periods on or after February 1, 2006. References to “Successor Company” refer to UAL on or after February 1, 2006, after giving effect to the application of fresh-start reporting. References to “Predecessor Company” refer to UAL prior to February 1, 2006. See Note 1, “Voluntary Reorganization Under Chapter 11 - Fresh-Start Reporting” for further details.

(1)          Voluntary Reorganization Under Chapter 11

Bankruptcy Considerations.   The following discussion provides general background information regarding the Company’s Chapter 11 cases, and is not intended to be an exhaustive summary. Detailed information pertaining to the bankruptcy filings may be obtained at www.pd-ual.com.

On December 9, 2002 (the “Petition Date”), UAL, United and 26 direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). On January 20, 2006, the Bankruptcy Court confirmed the Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the “Effective Date”). On the Effective Date, UAL implemented fresh-start reporting.

The Plan of Reorganization generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, and secured claims, and the distribution of new equity securities to the Debtors’ creditors and employees in satisfaction of allowed unsecured and deemed claims. The Plan of Reorganization contemplated UAL issuing up to 125 million shares of common stock (out of the one billion shares of new common stock authorized under its certificate of incorporation). The new common stock was listed on the NASDAQ National Market and began trading under the symbol “UAUA” on
 February 2, 2006. The distributions of common stock, subject to certain holdbacks as described in the Plan of Reorganization, will be as follows:

•       Approximately 115 million shares of common stock to unsecured creditors and employees;

•       Up to 9.825 million shares of common stock (or options or other rights to acquire shares) under the management equity incentive plan (“MEIP”) approved by the Bankruptcy Court; and

•       Up to 175,000 shares of common stock (or options or other rights to acquire shares) under the director equity incentive plan (“DEIP”) approved by the Bankruptcy Court.

The Plan of Reorganization also provided for the issuance of the following securities:

•       5 million shares of 2% mandatorily convertible preferred stock, which were issued to the Pension Benefit Guaranty Corporation (“PBGC”) shortly after the Effective Date;

•       Approximately $150 million in aggregate principal amount of 5% senior convertible notes, which were issued to holders of certain municipal bonds shortly after the Effective Date;

•       $726 million in aggregate principal amount of 4.5% senior limited-subordination convertible notes, which were issued in July 2006 to certain irrevocable trusts established for the benefit of certain employees (the “employee convertible notes”);

•       $500 million in aggregate principal amount of 6% senior notes, which were issued to the PBCG shortly after the Effective Date; and

•       $500 million in aggregate principal amount of 8% senior contingent notes (in up to eight equal tranches of $62.5 million) issuable to the PBGC upon the satisfaction of certain contingencies.

Pursuant to the Company’s Plan of Reorganization, the employee convertible notes were to be issued with a conversion price equal to 125% of the average closing price for the 60 consecutive trading days following February 1, 2006. In addition, the Plan of Reorganization required that the interest rate on the employee convertible notes be set so that they trade at par upon issuance which, in the absence of the modification described in the next sentence, would have required an interest rate significantly higher than 4.5% because the conversion price would have been based on a trading price for the common stock that was significantly higher than that prevailing at the time of issuance. In July 2006, the Company reached agreement with five of the seven eligible employee groups to modify the conversion price to instead be based upon the volume-weighted average price of the common stock over the two trading days ending on July 25, 2006, the date the notes were issued to the trusts. The Company reached agreement with the two other employee groups to pay them cash totaling approximately $0.4 million rather than issuing additional notes of similar value.

Pursuant to the Plan of Reorganization, UAL common stock, preferred stock and Trust Originated Preferred Securities issued prior to the Petition Date were canceled on the Effective Date, and no distribution was made to holders of those securities.

On the Effective Date, the Company secured access to $3.0 billion in secured exit financing (the “Credit Facility”) which consists of a $2.45 billion term loan, a $350 million delayed draw term loan and a $200 million revolving credit line. On the Effective Date, the $2.45 billion term loan and the entire revolving credit line were drawn and used to repay the Debtor-In-Possession credit facility (the “DIP Financing”) and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, during the first quarter of 2006, the Company repaid $161 million on the revolving credit line and accessed the $350 million delayed draw term loan.

Significant Matters Resolved Since Emergence from Bankruptcy.   During the course of the Chapter 11 proceedings, the Company successfully reached settlements with most of its creditor constituencies and resolved most pending claims against the Debtors. The following material matters have been resolved in the Bankruptcy Court since the Effective Date:

(a)          The Company had an ongoing dispute with respect to a group of mostly-public financiers (the “Public Debt Group”) involving 14 aircraft financed under the Series 1997-1 Enhanced Equipment Trust Certificates (“1997-1 EETC”). During the first quarter of 2006, the Company resolved the dispute and entered into a settlement agreement that was approved by the Bankruptcy Court. The settlement agreement resolved all pending litigation in connection with the 1997-1 EETC transaction and aircraft and provided for a permanent mutual release of all related claims. The Company remitted $281 million to the 1997-1 EETC trustee as final payment to the holders of the Tranche A certificates. The Company previously acquired the 1997-1 EETC Tranche B and Tranche C certificates as a precursor to utilizing the transaction par buyout mechanism to purchase the Tranche A certificates. Following shortly thereafter in the first quarter of 2006, the Company refinanced the 14 aircraft with the $350 million delayed draw term loan provided under the Credit Facility. The Company recorded the 1997-1 EETC debt at fair market value upon its emergence from bankruptcy in accordance with fresh-start reporting. As a result, no gain or loss was realized on the extinguishment of debt. See “Fresh-Start Reporting” below for further details.

(b)         Wells Fargo Bank Northwest, N.A., not individually but in its capacity as a trustee, filed a notice of appeal of the confirmation order to the United States District Court for the Northern District of Illinois (“District Court”). The parties subsequently filed a stipulation agreeing to voluntarily dismiss the appeal, and the appeal has been dismissed.

(c)          In August 2005, United entered into term sheets to restructure the three post-1997 Enhanced Equipment Trust Certificate (“EETC”) transactions, financing 80 aircraft in United’s fleet that were controlled by the Public Debt Group. In May 2006, the Company reached a settlement with the Public Debt Group with respect to these financing transactions. In conjunction with the settlement, the Company and the EETC trustees agreed to cooperate and to use reasonable efforts to complete definitive documentation. The settlement was approved by the Bankruptcy Court in June 2006. The Company completed definitive documentation on the three post-1997 EETC transactions in July 2006 and met its obligations to have the transactions rated by both Standard and Poor’s and Moody’s.

In addition, in August 2005, United entered into term sheets to restructure the pre-1997 transactions financing 19 aircraft that are controlled by the Public Debt Group. United has subsequently closed transactions covering 18 of the 19 associated aircraft. The Company has reached agreement on all business terms associated with the last aircraft and anticipates closing shortly after other technical documentation has been executed.

Significant Matters Remaining to be Resolved in Chapter 11 Cases.   The following material matters remain to be resolved in the Bankruptcy Court or another court:

(a)          United is a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds that are issued by various local municipalities to build or improve airport and maintenance facilities. During 2003, the Company filed four complaints for declaratory judgment and corresponding motions for temporary restraining orders concerning United’s municipal bond obligations for facilities at Denver International Airport (“DEN”), John F. Kennedy International Airport (“JFK”), San Francisco International Airport (“SFO”), and Los Angeles International Airport (“LAX”). In each case, United sought clarification of its obligations to pay principal and interest under the applicable municipal bonds, and the protection of its rights concerning related airport lease agreements at the applicable airports. With respect to SFO, LAX and JFK, the Bankruptcy Court ruled in United’s favor. With respect to DEN, the Bankruptcy Court ruled against United. The Bankruptcy Court’s rulings with respect to each of the four matters were subsequently appealed to the District Court. The District Court reversed the Bankruptcy Court’s rulings with respect to SFO and LAX but upheld the Bankruptcy Court’s rulings with respect to JFK and DEN. All four of the District Court’s rulings in turn were appealed to the United States Court of Appeals for the Seventh Circuit (“Court of Appeals”). The Court of Appeals reversed the District Court’s ruling against the Company with respect to the SFO adversary proceeding and the SFO defendants’ petition for a rehearing was denied. The defendants in the SFO matter petitioned the United States Supreme Court (“Supreme Court”) for a writ of certiorari, which was denied in March 2006. As a result of this final non-appealable order in favor of United, approximately $24 million in interim payments made by United into an escrow account, plus interest, were returned to United in April 2006. In addition, see item (c) below for details on the security interest claim filed by the trustee of the SFO municipal bonds as a result of United’s success in this matter. In May 2006, the Court of Appeals also reversed the District Court’s ruling against the Company with respect to the LAX matter. The defendants might still file a petition of writ of certiorari with the Supreme Court. Even if the LAX obligations are determined to be financings and not true leases, there is likely to remain an issue regarding the extent to which those financings would be considered to have a security interest in the underlying leasehold or the value thereof, as discussed in paragraph (d) below. The Court of Appeals affirmed the District Court’s ruling with respect to the JFK adversary proceeding. The defendants in the JFK matter filed a petition for rehearing with the Court of Appeals, which was denied. The time for filing a petition for writ of certiorari in the JFK matter has expired. In July 2006, the Court of Appeals also affirmed the District Court’s ruling against the Company with respect to the DEN matter. The Company has accepted the ruling and will not pursue any further legal action in regard to this matter.

(b)         Similarly, in 2003, United filed a complaint for declaratory judgment for all seven municipal bond issues (which represent approximately $601 million in principal) relating to its facilities at O’Hare International Airport (“O’Hare”), seeking, among other things, a declaration that a certain cross-default provision in the O’Hare airport lease is unenforceable. In 2005, the Bankruptcy Court approved an agreement (“O’Hare Settlement Agreement”) resolving the disputes between United, the trustees and the bondholders. The City of Chicago, a party to these adversary proceedings, is not a party to the O’Hare Settlement Agreement. Subsequently, the Company announced that it had reached an agreement in principle with the City of Chicago, with respect to all unresolved disputes relating to our facilities at O’Hare. However, the parties were unable to finalize the terms of this settlement. The City of Chicago maintained that it could revoke United’s exclusive rights to terminals in place of “preferential” rights if United did not meet the terms of the cross-default provision (the O’Hare Airport Use Agreement (“AUA”) did not define or provide for any usage rights, other than exclusive rights). United responded that the cross-default provision was unenforceable against a debtor in bankruptcy as provided under Section 365 of the Bankruptcy Code, and thus United should retain its exclusive rights at O’Hare. The Bankruptcy Court held a one day trial to determine certain evidentiary issues underlying a determination of whether the cross-default provision was enforceable. After the parties completed post-trial briefing, the Bankruptcy Court issued an opinion and order, in July 2006, in favor of United that the cross-default provision was unenforceable against United pursuant to Section 365 of the Bankruptcy Code. Specifically, the Bankruptcy Court held that the AUA is a self-contained agreement, governing United’s use of O’Hare and providing the full consideration for that use. To realize the full value of United’s estate, Section 365(a) of the Bankruptcy Code allows United to assume the AUA free from obligations imposed under the separate bond payment agreements, notwithstanding the cross-default provisions. The City of Chicago’s time to appeal has not yet expired, and therefore, the matter cannot be deemed resolved.

(c)          HSBC Bank Inc. (“HSBC”), as trustee for the 1997 municipal bonds related to SFO, filed a complaint against United asserting a security interest in United’s leasehold for portions of its maintenance base at SFO. Pursuant to Section 506(a) of the Bankruptcy Code, HSBC alleges that it is entitled to be paid the value of that security interest, which HSBC had claimed was as much as $257 million. HSBC and United went to trial in April 2006 and the Bankruptcy Court rejected as a matter of law HSBC’s $257 million claim. HSBC subsequently alleged that it was entitled to $154 million, or at a minimum, approximately $93 million. The parties tried the case and filed post-trial briefs which were heard by the Bankruptcy Court. The Bankruptcy Court subsequently set a status conference for September 2006. The Company is currently unable to predict the outcome of this litigation.

(d)         In addition, there is pending litigation before the Bankruptcy Court regarding the extent to which the LAX municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. In July 2006, the Bankruptcy Court entered an order setting discovery deadlines and scheduling a trial for January 2007. The Company is currently unable to predict the outcome of this litigation.

(e)          In December 2004, the PBGC filed an involuntary termination proceeding against United, as plan administrator for the United Airlines Pilot Defined Benefit Pension Plan (the “Pilot Plan”), in the District Court. In January 2005, the District Court granted a motion filed by the Company and referred the involuntary termination proceeding to the Bankruptcy Court. The Air Line Pilots Association (“ALPA”) and the United Retired Pilots Benefit Protection Association and seven retired pilots (collectively, “URPBPA”) were later granted leave to intervene in the involuntary termination proceeding.

After several months, the Bankruptcy Court conducted a trial and determined that the Pilot Plan should be involuntarily terminated under the Employee Retirement Income Security Act (“ERISA”) Section 4042 with a termination date of December 30, 2004. Subsequently, the Bankruptcy Court entered an order authorizing termination of the Pilot Plan.

The PBGC, ALPA and URPBPA filed notices of appeal with the District Court. In February 2006, the District Court reversed and remanded the Bankruptcy Court’s termination order on the grounds that the matter was not a core proceeding in which it could issue a final order, but rather, could only issue proposed findings of fact and conclusions of law for consideration by the District Court. Upon remand and after the Bankruptcy Court made proposed findings of fact and conclusions of law, in June 2006, the District Court entered an order approving the termination of the Pilot Plan. ALPA and URPBPA filed an appeal with the Court of Appeals. In July 2006, the Court of Appeals granted United’s motion to consolidate this termination appeal with URPBPA’s appeal of the District Court’s dismissal of URPBPA’s appeal of the Plan of Reorganization confirmation order, as discussed in (h) below. Briefing on both appeals will be completed in August 2006 and oral argument is scheduled to occur on September 26, 2006 with respect to the termination appeal (though oral arguments have not yet been scheduled with respect to the confirmation appeal). If the termination order was ultimately reversed on appeal, it could have a materially adverse effect on the Company’s financial performance, should such determination result in the reversal of the termination of one or more defined benefit pension plans.

(f)            After the PBGC commenced its involuntary termination proceeding and sought a December 30, 2004 termination date, the Company suspended payment of ALPA non-qualified pension benefits pending the setting of such a termination date. In the first quarter of 2005, the Bankruptcy Court required the Company to continue paying non-qualified pension benefits to retired pilots pending a termination in the involuntary termination proceeding, notwithstanding the possibility that the Pilot Plan might be terminated retroactively to December 30, 2004. Then, on October 6, 2005, the Bankruptcy Court entered an order requiring the Company to continue paying non-qualified pension benefits until entry of an order terminating the Pilot Plan. However, United appealed that order and placed the funds necessary to pay non-qualified benefits for the month of October 2005 in a segregated account. Following the entry of the Bankruptcy Court’s termination order on October 28, 2005, United ceased paying non-qualified benefits. Subsequently, during the first quarter of 2006, the District Court dismissed the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order in light of its earlier decision reversing the Bankruptcy Court’s termination order. The Company filed a notice of appeal of the District Court’s ruling to the Court of Appeals. In accordance with the Court of Appeals’ rules, the Court of Appeals set deadlines for the briefing to be completed in August 2006. The Court of Appeals has not yet scheduled oral argument.

In March 2006, the Bankruptcy Court ruled that the Company was obligated to make payment of all non-qualified pension benefits for the months of November and December 2005 and January 2006. The Bankruptcy Court also ruled that the Company’s obligation to pay non-qualified pension benefits ceased as of January 31, 2006. The Company filed a notice of appeal of the Bankruptcy Court’s ruling to the District Court. URPBPA and ALPA also filed notices of appeal with respect to the Bankruptcy Court’s order, which were subsequently consolidated with the Company’s appeal. United agreed with URPBPA and ALPA to pay the disputed non-qualified pension benefits for the months of November and December 2005 and January 2006, an aggregate amount totaling approximately $17 million, into an escrow account. Briefing on this issue was completed in July 2006 and a status hearing in the District Court is scheduled for September 2006.

(g)          In January 2005, United filed a motion seeking approval of an agreement to restructure ALPA’s collective bargaining agreement pursuant to Section 363(b) of the Bankruptcy Code. The Bankruptcy Court approved the ALPA agreement over the objections of various parties. The active pilots ratified the agreement, and the Bankruptcy Court entered an order approving the ALPA agreement (the “ALPA Order”). In February 2005, URPBPA filed its notice of appeal of the ALPA Order based principally on the allegation that the ALPA Order unfairly failed to provide for the distribution of unsecured notes to the retired pilots as provided to the active pilots pursuant to the ALPA agreement. The ALPA Order was approved by the District Court and, in March 2006, by the Court of Appeals. In June 2006, URPBPA filed a petition for a writ of certiorari from the Supreme Court to review the Court of Appeals’ ruling with respect to this matter. No decision has been made by the Supreme Court whether to grant the writ of certiorari.

(h)         In January 2006, URPBPA filed a notice and brief supporting an appeal of the order confirming the Plan of Reorganization. In February 2006, United filed a motion to dismiss the appeal based on the substantial consummation of the Plan of Reorganization. In June 2006, the District Court dismissed URPBPA’s appeal. Subsequently, URPBPA filed a notice of appeal of the decision to the Court of Appeals. In July 2006, the Court of Appeals granted United’s motion to consolidate URPBPA’s appeal with URPBPA and ALPA’s Pilot Plan termination appeal, as discussed in (e) above. Briefing on both appeals will be completed in August 2006. The Court of Appeals has set oral argument to occur on September 26, 2006 with respect to the termination appeal (though oral arguments have not yet been scheduled with respect to the confirmation appeal). If the confirmation order was ultimately reversed on appeal, it could have a materially adverse effect on the Company’s financial performance.

Claims Resolution Process.   As permitted under the bankruptcy process, the Debtors’ creditors filed proofs of claim with the Bankruptcy Court. Through the claims resolution process, the Company identified many claims which were disallowed by the Bankruptcy Court for a number of reasons, such as claims that were duplicative, amended or superseded by later filed claims, were without merit, or were otherwise overstated. Throughout the Chapter 11 proceedings, the Company resolved many claims through settlement or objections ordered by the Bankruptcy Court. The Company will continue to settle claims and file additional objections with the Bankruptcy Court.

With respect to unsecured claims, once a claim is deemed to be valid, either through the Bankruptcy Court process or through other means, the claimant is entitled to a distribution of common stock in the Successor Company. Pursuant to the terms of the Plan of Reorganization, 115 million shares of common stock in the Successor Company have been authorized to satisfy valid unsecured claims. The Bankruptcy Court confirmed the Plan of Reorganization and established January 20, 2006 as the record date for purposes of establishing the persons that are claimholders of record to receive distributions. Approximately 98 million shares have been issued and distributed to holders of valid unsecured claims between February 2, 2006, the first distribution date established in the Plan of Reorganization, and June 30, 2006. As of June 30, 2006, approximately 42,000 valid unsecured claims aggregating to approximately $28 billion in claim value had received those common shares to partially satisfy those claims. The approximate 17 million remaining shares are being held in reserve to satisfy all of the remaining disputed and undisputed unsecured claim values, once the remaining claim disputes are resolved.

The Company’s current estimate of the probable range of unsecured claims to be allowed by the Bankruptcy Court is between $28 and $31 billion. Differences between claim amounts filed and the Company’s estimates are being investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims will receive under the Plan of Reorganization only their pro rata share of the distribution of the 115 million shares of common stock of the Successor Company, together with the previously-agreed issuance of certain securities.

With respect to valid administrative and priority claims, pursuant to the terms of the Plan of Reorganization these claims will be satisfied with cash. Many asserted administrative and priority claims still remain unpaid, and the Company will continue to settle claims and file objections with the Bankruptcy Court to eliminate or reduce such claims. An estimate of these claims have been accrued by the Successor Company based upon the best available estimates of amounts to be paid. However, it should be noted that the claims resolution process is uncertain and adjustments to claims estimates could result in material adjustments to the Successor Company’s financial statements in future periods.

Additionally, secured claims were deemed unimpaired under the Plan of Reorganization. Pursuant to the Plan of Reorganization those claims were satisfied upon either reinstatement of the obligations in the Successor Company, surrendering the collateral to the secured party, or by making full payment in cash. However, certain disputes still remain with respect to the valuation of some security interests that may result in material future adjustments to the Company’s financial statements.

Financial Statement Presentation.   We have prepared the accompanying consolidated financial statements in accordance with SOP 90-7 and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements as reorganization items, net. For the month ended January 31, 2006 and the three and six months ended June 30, 2005, the Predecessor Company recognized the following primarily non-cash reorganization income (expense) in its financial statements:

(In millions)	Period from January 1 to 31, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Discharge of claims and liabilities	$24,628	$—	$—	(a)
Revaluation of frequent flyer obligations	(2,399)	—	—	(b)
Revaluation of other assets and liabilities	2,106	—	—	(c)
Employee-related charges	(898)	(6)	(13)	(d)
Contract rejection charges	(429)	(509)	(509)	(e)
Professional fees	(47)	(48)	(92)
Pension-related charges	(14)	(612)	(1,045)	(f)
Aircraft claim charges	—	(212)	(506)	(g)
Other	(13)	1	11
	$22,934	$(1,386)	$(2,154)

(a)           The discharge of claims and liabilities primarily relates to those unsecured claims arising during the bankruptcy process, such as the termination and settlement of the Company’s U.S. defined benefit pension plans and other employee claims; aircraft-related claims, such as those arising as a result of aircraft rejections; other unsecured claims due to the rejection or modification of executory contracts, unexpired leases and regional carrier contracts; and claims associated with certain municipal bond obligations based upon their rejection, settlement or the estimated impact of the outcome of pending litigation. In accordance with the Plan of Reorganization, the Company discharged its obligations to unsecured creditors in exchange for the distribution of 115 million common shares of the Successor Company and the issuance of certain other securities. Accordingly, the Company recognized a non-cash reorganization gain of $24.6 billion.

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

(d)          In January 2006, the Company recorded the value of the deemed claim that the salaried and management group received upon confirmation of the Plan of Reorganization. The deemed claim was based upon the cost savings provided by this employee group during the bankruptcy process.

(e)           Contract rejection charges are non-cash costs that include estimated claim values resulting from the Company’s rejection or negotiated modification of certain contractual obligations such as executory contracts, unexpired leases and regional carrier contracts.

(f)             In the first and second quarters of 2005, the Company recognized non-cash pension curtailment charges of $433 million and $207 million, respectively, associated with actions taken by the PBGC to involuntarily terminate United Air Lines, Inc. Ground Employees’ Retirement Plan (the “Ground Employees Plan”), United Airlines Flight Attendant Defined Benefit Pension Plan (the “Flight

Attendant Plan”) and United Airlines Management, Administrative and Public Contact Defined Benefit Pension Plan (“MAPC Plan”). The PBGC was appointed trustee for the Ground Employees Plan effective May 23, 2005 and the MAPC Plan and the Flight Attendant Plan effective June 30, 2005, assuming all rights and powers over the pension assets and obligations of each plan. Upon termination and settlement of these plans in the second quarter of 2005, the Company recognized a non-cash net settlement loss of approximately $395 million in accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). In addition, the Company recognized a non-cash settlement loss in the amount of $10 million for the termination of the non-qualified supplemental retirement plan for management employees who have benefits under the tax-qualified pension plan that cannot be paid due to Internal Revenue Code limits on compensation or benefits.

(g)           Aircraft claim charges include the Company’s estimate of claims incurred as a result of the rejection of certain aircraft leases and return of aircraft as part of the bankruptcy process, together with certain claims resulting from the modification of other aircraft financings in bankruptcy.

The Statements of Consolidated Financial Position (Unaudited) distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise were reported at the amounts expected to be allowed by the Bankruptcy Court, even if they were settled for lesser amounts.

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
$35,016

DIP Financing.   At January 31, 2006, the Company’s outstanding balance of its DIP Financing was $1.2 billion. On the Effective Date, the proceeds from the Credit Facility were drawn and used to repay the DIP Financing. For further details on the Credit Facility, see Note 11, “Debt Obligations”.

Fresh-Start Reporting.   Upon emergence from its Chapter 11 proceedings on February 1, 2006, the Company adopted fresh-start reporting in accordance with SOP 90-7. The Company’s emergence from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit. Accordingly, the Company’s consolidated financial statements for periods prior to February 1, 2006 are not comparable to consolidated financial statements presented on or after February 1, 2006.

Fresh-start reporting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh-start reporting, the Company’s asset values are remeasured using fair value, and are allocated in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The excess of reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill in the accompanying Statements of Consolidated Financial Position (Unaudited). In addition, fresh-start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”).

Estimates of fair value represent the Company’s best estimates based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with SFAS 141, the preliminary allocation of the reorganization value is subject to additional adjustment within one year after emergence from bankruptcy when additional or improved information on asset and liability valuations becomes available. The Company expects that adjustments to recorded fair values may include those relating to:

•       Completion of valuation reports associated with long-lived tangible and newly identified intangible assets, and certain liabilities, such as the Mileage Plus frequent flyer liability, and debt discounts which may change based on the consideration of new or improved information by the Company and its valuation consultants;

•       Deferred tax assets and liabilities, which may be adjusted based upon additional information, including adjustments to fair value estimates of underlying assets or liabilities and the determination of cancellation of indebtedness income; and

•       Adjustments to recorded fair values and deferred tax assets and liabilities which could change the amount of recorded goodwill, as well as the allocation of such goodwill to reportable segments.

To facilitate the calculation of the enterprise value of the Successor Company, the Company developed a set of financial projections. Based on these financial projections and with the assistance of financial advisors, the equity value was determined by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies; (ii) a review and analysis of several recent transactions of companies in similar industries to the Company; and (iii) a calculation of the present value of the future cash flows of the Company under its projections.

The estimated enterprise value, and corresponding equity value, is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions. The estimated equity value of the Company was calculated to be approximately $1.9 billion. The estimates and assumptions made in this valuation are inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially. Moreover, the market value of the Company’s common stock may differ materially from the equity valuation.

In accordance with SOP 90-7, we were required to adopt on February 1, 2006 all accounting guidance that was going to become effective within the subsequent twelve-month period. See Note 2(m), “Summary of Significant Accounting Policies—New Accounting Pronouncements”.

The following fresh-start balance sheet illustrates the financial effects of the implementation of the Plan of Reorganization and the adoption of fresh-start reporting. In addition, it reflects the effect of the consummation of the transactions contemplated in the Plan of Reorganization, including settlement of various liabilities, issuance of certain securities, incurrence of new indebtedness, repayment of old indebtedness, and other cash payments.

As a result of the adoption of fresh-start reporting, the Company’s financial statements on or after February 1, 2006 are not comparable with its pre-emergence financial statements because they are, in effect, those of a new entity. The effects of the Plan of Reorganization and fresh-start reporting on the Company’s Statements of Consolidated Financial Position (Unaudited) are as follows (in millions):

	Fresh-Start Adjustments
	Predecessor	(a) Settlement of Unsecured Claims	(b) Reinstatement of Liabilities	(c) Revaluation of Assets and Liabilities	Successor
Assets
Current assets:
Cash and cash equivalents	$1,631	$—	$—	$—	$1,631
Restricted cash	847	—	—	1	848
Short-term investments	75	—	—	—	75
Receivables, net	935	—	—	10	945
Prepaid fuel	280	—	—	—	280
Deferred income taxes	1	—	—	102	103
Aircraft fuel, spare parts and supplies, net	203	—	—	(32)	171
Prepaid expenses and other	499	—	—	107	606
	4,471	—	—	188	4,659
Operating property and equipment:
Owned—
Flight equipment	13,446	—	—	(4,823)	8,623
Advances on flight equipment	128	(25)	—	—	103
Other property and equipment	3,838	—	—	(2,545)	1,293
	17,412	(25)	—	(7,368)	10,019
Less—Accumulated depreciation and amortization	(6,158)	—	—	6,158	—
	11,254	(25)	—	(1,210)	10,019
Capital leases
Flight equipment	2,581	—	—	(1,145)	1,436
Other property and equipment	84	—	—	(69)	15
	2,665	—	—	(1,214)	1,451
Less—Accumulated amortization	(747)	—	—	747	—
	1,918	—	—	(467)	1,451
	13,172	(25)	—	(1,677)	11,470
Other assets:
Restricted cash	315	—	—	—	315
Investments	25	—	—	87	112
Goodwill	17	14	—	2,772	2,803
Intangibles, net	350	—	—	2,812	3,162
Pension assets	10	—	—	(9)	1
Aircraft lease deposits	492	—	—	—	492
Prepaid rent	66	—	—	(58)	8
Other, net	560	—	—	260	820
Total other assets	1,835	14	—	5,864	7,713
Total assets	$19,478	$(11)	$—	$4,375	$23,842

	Fresh-Start Adjustments
	Predecessor	(a) Settlement of Unsecured Claims	(b) Reinstatement of Liabilities	(c) Revaluation of Assets and Liabilities	Successor
Liabilities & Stockholders’ Equity
Current liabilities:
Long-term debt maturing within one year	$13	$—	$519	$—	$532
Advanced purchase of miles	686	—	—	—	686
Current obligations under capital leases	20	—	77	—	97
Advance ticket sales	1,679	—	—	(14)	1,665
Accounts payable	616	—	—	8	624
Accrued salaries, wages and benefits	927	37	—	—	964
Fuel purchase commitments	280	—	—	—	280
Mileage Plus deferred revenue	698	—	—	361	1,059
Other	596	90	546	13	1,245
	5,515	127	1,142	368	7,152
Long-term debt :
DIP Financing	1,157	—	—	—	1,157
Employee convertible notes	—	708	—	—	708
Other	141	424	5,115	(143)	5,537
	1,298	1,132	5,115	(143)	7,402
Long-term obligations under capital leases	97	—	1,209	(31)	1,275
Other liabilities and deferred credits:
Deferred pension liability	95	—	—	29	124
Postretirement benefit liability	1,924	—	—	60	1,984
Deferred income taxes	437	—	—	244	681
Mileage Plus deferred revenue	276	—	—	2,061	2,337
Other	544	1	79	26	650
	3,276	1	79	2,420	5,776
Liabilities subject to compromise	36,336	(28,136)	(7,545)	(655)	—
Mandatorily convertible preferred stock	—	352	—	—	352
Stockholders’ equity:
Serial preferred stock	—	—	—	—	—
ESOP preferred stock	—	—	—	—	—
Common stock at par	1	1	—	(1)	1
Additional capital invested	5,064	1,884	—	(5,064)	1,884
Retained deficit	(30,606)	24,628	—	5,978	—
Stock held in treasury, at cost
Preferred, 10,213,519 depositary shares	(305)	—	—	305	—
Common, 16,121,446 shares	(1,162)	—	—	1,162	—
Accumulated other comprehensive loss	(36)	—	—	36	—
	(27,044)	26,513	—	2,416	1,885
Total liabilities & stockholders’ equity	$19,478	$(11)	$—	$4,375	$23,842

(a)           Settlement of Unsecured Claims.   This column reflects a discharge of $28.1 billion of liabilities subject to compromise pursuant to the terms of the Plan of Reorganization. Along with other creditor and employee claims incurred through the bankruptcy proceedings (i.e., by the rejection of aircraft, executory contracts, etc.), discharged liabilities include claims related to termination of the Debtors’ defined benefit pension plans. Pursuant to the Plan of Reorganization, the unsecured creditors will receive 115 million common shares of the Successor Company in satisfaction of such claims, together with certain debt securities and preferred stock. The Company recorded a $24.6 billion non-cash reorganization gain on the discharge of unsecured claims net of newly-issued securities. See above “Voluntary Reorganization Under Chapter 11—Financial Statement Presentation” and Note 11, “Debt Obligations” for further details.

(b)          Reinstatement of Liabilities.   This column reflects the reinstatement of certain secured liabilities pursuant to the terms of the Plan of Reorganization. As a result of the reinstatement of liabilities, the Company reclassified $7.5 billion of liabilities subject to compromise.

•        $7.1 billion represents the reinstatement of secured debt plus accrued interest.

•        $0.4 billion represents accruals for administrative and priority payments, reinstatement of certain municipal bond obligations, and other accruals of payments required under the Plan of Reorganization.

(c)           Revaluation of Assets and Liabilities.   Fresh-start adjustments are made to reflect asset values at their estimated fair value and liabilities at estimated fair value or the present value of amounts to be paid, including:

•        Recognition of additional estimated fair value of $2.8 billion for international route authorities, slots and other separately-identifiable intangible assets,

•        Recognition of additional estimated fair value of $2.4 billion for the Mileage Plus frequent flyer liability,

•        $1.3 billion to reduce the values of operating property and equipment to their estimated fair market value,

•        The elimination of the Predecessor Company’s equity accounts, and establishment of opening equity of the Successor Company,

•        $0.4 billion to reduce flight equipment as a result of refinancing certain aircraft from mortgage and capital lease financing to operating lease financing, and

•        Net changes in deferred tax assets and liabilities, together with other miscellaneous adjustments.

Additionally, goodwill of $2.8 billion was recorded to reflect the excess of the Successor Company’s reorganization value over the estimated fair value of tangible and identifiable intangible assets. During the second quarter of 2006, goodwill was increased by $47 million as a result of net adjustments in the fair values of certain assets and liabilities. Additional changes in the fair values of these assets and liabilities from the current estimated values, as well as changes in other assumptions could significantly impact the reported value of goodwill. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Moreover, the market value of the Company’s common stock may differ materially from the equity valuation.

Post-Emergence Items.   Certain additional Successor Company material transactions occurred on February 2, 2006 and have been reflected in the accompanying Statements of Consolidated Financial Position (Unaudited) as of June 30, 2006.

Release of Segregated Funds.   The Company reclassified $271 million for the release of cash previously restricted by a certain credit card processor. Additionally, $200 million of cash segregated for the payment of certain tax liabilities and recorded as other current assets prior to the Effective Date, was released and reclassified to unrestricted cash.

Credit Facility Financing Transactions.   On the Effective Date, the Company received $1.4 billion in net proceeds from the Credit Facility, consisting of borrowings of $2.65 billion under the Credit Facility which includes $200 million of revolving credit consisting of $161 million in cash and $39 million in letters of credit, and the simultaneous repayment of the Company’s $1.2 billion DIP Financing. For further details, see Note 11, “Debt Obligations”.

(2)          Summary of Significant Accounting Policies

Described below are the Successor Company’s significant accounting policies which may materially differ from the policies that existed in UAL’s most recent Annual Report filed on Form 10-K for the year of 2005. These changes are a result of fresh-start reporting in accordance with SOP 90-7.

(a)           Basis of Presentation—UAL is a holding company whose principal subsidiary is United. The consolidated financial statements include the accounts of UAL and all of our majority-owned affiliates. All significant intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Upon emergence from its Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with SOP 90-7 as of February 1, 2006. The Company’s emergence from reorganization resulted in a new reporting entity with no retained earnings or accumulated deficit as of February 1, 2006. Accordingly, the Company’s consolidated financial statements for periods prior to February 1, 2006 are not comparable to consolidated financial statements presented on or after February 1, 2006.

(b)          Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Under fresh-start reporting, the Company’s asset values are remeasured using fair value, which is allocated using the purchase method of accounting in conformity with SFAS 141. In addition, fresh-start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value, or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with SFAS 109.

Estimates of fair value represent the Company’s best estimates based on appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with SFAS 141, the preliminary allocation of the fair value of assets and liabilities is subject to additional adjustment within one year after emergence from bankruptcy.

(c)           Airline Revenues—The value of unused passenger tickets is included in current liabilities as advance ticket sales. We record passenger ticket sales as operating revenues when the transportation is provided or when the ticket expires. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Refundable tickets expire after one year. Due to complex industry pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates regarding both the timing of the recognition and the amount of revenue to be recognized. These estimates are based on the evaluation of actual historical results. We also recognize cargo and mail as revenue when transportation is provided.

(d)          Cash and Cash Equivalents and Short-Term Investments—Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Other investments are classified as short-term investments.

At June 30, 2006, the Successor Company did not have any investments in debt securities that were classified as available-for-sale. The Predecessor Company had $77 million of debt securities that were classified as available-for-sale as of December 31, 2005. The Successor Company had investments in debt securities classified as held-to-maturity of $4.2 billion at June 30, 2006, and the Predecessor Company had $1.6 billion at December 31, 2005. Investments in debt securities classified as available-for-sale are stated at fair value. Investments classified as held-to-maturity are stated at cost, which approximates market due to their short-term maturities. The gains or losses from sales of available-for-sale securities are included in interest income for each respective year.

The Successor Company had $397 million classified as short-term restricted cash at June 30, 2006 while the Predecessor Company had $643 million in short-term restricted cash at December 31, 2005, representing security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. In addition, the Successor Company had $509 million and the Predecessor Company had $314 million in long-term restricted cash at June 30, 2006 and December 31, 2005, respectively.

(e)           Aircraft Fuel, Spare Parts and Supplies—In accordance with fresh-start reporting, aircraft fuel, maintenance and operating supplies were revalued to estimated fair values on February 1, 2006. Flight equipment spare parts were also stated at estimated fair value at the Effective Date. The Successor Company records fuel, maintenance, and operating supplies, as well as flight equipment spare parts, at cost when acquired, and provides an obsolescence allowance for aircraft spare parts.

(f)             Operating Property and Equipment—Owned operating property and equipment, and equipment under capital leases, were stated at fair value as of February 1, 2006. The Successor Company records additions to owned operating property and equipment at cost when acquired. Property under capital leases, and the related obligation for future lease payments, is recorded at an amount equal to the initial present value of those lease payments.

Depreciation and amortization of owned depreciable assets is based on the straight-line method over the assets’ estimated service lives. Leasehold improvements are amortized over the remaining term of the lease, including estimated renewal options when renewal is reasonably assured at key airports, or the estimated service life of the related asset, whichever is less. Aircraft are depreciated to estimated salvage values, generally over lives of 27 to 30 years; buildings are depreciated over lives of 25 to 45 years; and other property and equipment are depreciated over lives of 4 to 15 years.

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

(g)           Mileage Plus Awards—As a result of the application of fresh-start reporting, the Mileage Plus frequent flyer obligation was revalued at the Effective Date to reflect the estimated fair value of miles to be redeemed in the future. Outstanding miles earned by flying United or its partner carriers were revalued using a weighted average per-mile equivalent ticket value, taking into account such factors as differing classes of service and domestic and international ticket itineraries, which can be reflected in awards chosen by Mileage Plus members.

The Successor Company also elected to change its accounting policy from an incremental cost basis to a deferred revenue model, as of the Effective Date, to measure its obligation for miles to be redeemed based upon the equivalent ticket value of similar fares or amounts paid to other Star Alliance partners. United’s policy for the cancellation of miles is to deactivate Mileage Plus customer accounts for which there has been no activity for three consecutive years. The Company recognizes revenue from the breakage of miles by amortizing such breakage over the 36-month validity period.

At June 30, 2006, the Company had recorded deferred revenue for its frequent flyer program consisting of $710 million for the advanced purchase of miles and $3.5 billion related to award travel, of which $1.1 billion was current. At December 31, 2005, the Company had recorded a liability and deferred revenue for its frequent flyer program totaling $1.6 billion (consisting of $679 million for advanced purchase of miles and $923 million, of which $681 million was current, related to award travel).

(h)          United Express—United has capacity and prorate agreements under which independent regional carriers, flying under the United Express name, connect passengers to other United Express and/or United flights (the latter of whom we also refer to as “mainline” operations, to distinguish them from United Express regional operations.)

United Express operating expenses include both allocated and direct costs. Direct costs represent expenses that are specifically and exclusively related to United Express flying activities, such as commissions, booking fees, fuel expenses and dedicated staffing. Allocated costs represent United Express’ portion of shared expenses and include charges for items such as airport operating costs, reservation-related costs, credit card discount fees and facility rents. For each of these expense categories, we estimate United Express’ portion of total expense and allocate the applicable portion of expense to the United Express carrier.

Additionally, contractual payments made to United Express regional carriers include payments for aircraft operated by them as part of the United Express agreements. UAL has the right to exclusively operate and direct the operations of these aircraft, and accordingly the minimum future lease payments for these United Express-operated aircraft are included in our lease obligations as described in Note 15, “Lease Obligations.”

The Company recognizes revenue on a net basis for the prorate carriers.

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

(i)             Advertising—Advertising costs, which are included in other operating expenses, are expensed as incurred. Upon adoption of fresh-start reporting, the Company changed its accounting policy to record earned Mileage Plus mileage on the deferred revenue basis. Prior to emergence from bankruptcy, the Predecessor Company recorded advertising expense related to outstanding flight miles that were eligible for a mileage award on an incremental cost basis.

(j)              Intangibles—Goodwill represents the excess of the reorganization value of the Successor Company over the fair value of tangible assets and identifiable intangible assets resulting from the application of SOP 90-7. Identifiable intangible assets consist primarily of international route authorities, trade-names, the Mileage Plus customer database, airport slots and gates, certain favorable contracts, hubs, patents, and other items. Most airport slots and gates, international route authorities and trade-names are indefinite-lived and, as such, are not amortized. Instead, these indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. Definite lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets, which span periods of 1 to 20 years, except for the Mileage Plus customer database. The Mileage Plus customer database is amortized on an accelerated basis utilizing cash flows correlating to the expected attrition rate of members from the database.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we will apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis or on an interim basis when a triggering event occurs. The annual impairment test date for our goodwill and indefinite-lived intangible assets is October 1. We have not performed impairment testing on amounts of goodwill or indefinite-lived intangible assets subsequent to February 1, 2006, as there have been no events or changes that would indicate that such assets are impaired.

As discussed in Note 9, “Segment Information”, we have five reportable segments that reflect the management of our business:  North America, the Pacific, the Atlantic, Latin America and UAL Loyalty Services, LLC (“ULS”). We allocated goodwill to three of these reportable segments, the Pacific, the Atlantic and ULS. SFAS 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reportable segment to its carrying value. If the fair value of a reportable segment exceeds the carrying value of the net assets of the reportable segment, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of a reportable segment exceeds the fair value of the reportable segment, then the Company must perform the second step in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to such difference.

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

The following table presents information about our intangible assets, including goodwill, at June 30, 2006 and December 31, 2005:

		Successor		Predecessor
		June 30, 2006		December 31, 2005
	Asset	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In millions)	Life	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Airport slots and gates	1 to 9 yrs	$72	$6	$32	$19
Hubs	16 to 20 yrs	145	3	—	—
Patents	3 yrs	70	10	—	—
Mileage Plus database	7 yrs	521	35	—	—
Contracts	2 to 9 yrs	211	22	—	—
Other	7 to 8 yrs	18	1	48	34
		$1,037	$77	$80	$53
Unamortized intangible assets	Indefinite
Goodwill		$2,803		$17
Airport slots and gates		255		—
Route authorities		1,132		344
Trade-name		743		—
		$4,933		$361

During the second quarter of 2006, goodwill increased $47 million as a result of net adjustments in the fair values of certain assets and liabilities in accordance with SFAS 141. Total amortization expense recognized was approximately $46 million and $2 million for the three month periods ended June 30, 2006 and 2005, respectively, $1 million for the one month period ended January 31, 2006, $77 million for the five month period ended June 30, 2006 and $4 million for the six month period ended June 30, 2005. We expect to record amortization expense of $91 million for remaining six months ended December 31, 2006, and $151 million, $92 million, $70 million and $63 million for 2007, 2008, 2009 and 2010, respectively.

(k)          Measurement of Impairments—The Company may recognize impairment charges on its long-lived assets and intangible assets that are subject to amortization when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value.

(l)             Stock Option Accounting—The Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

(m)      New Accounting Pronouncements—In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. We are currently evaluating the new statement to determine the potential impact, if any, this would have on our financial results, which is effective for fiscal years beginning after September 15, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure associated with certain aspects of the recognition and measurement related to accounting for income taxes. We have not yet determined the impact, if any, that FIN 48 will have on our financial results, which is effective for fiscal years beginning after December 15, 2006.

(n)          Tax Contingencies—We have recorded reserves for taxes and associated interest in accordance with SFAS No. 5, “Accounting for Contingencies”, that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken by the Company on previously filed tax returns are reasonable, we nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. Our tax contingency reserves are reviewed periodically and are adjusted as events occur that affect our estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting our estimates of tax liabilities, or the rendering of court decisions affecting our estimates of tax liabilities.

(3)          Common Stockholders’ Equity

As of December 31, 2005, approximately 116 million shares of common stock of the Predecessor Company were issued and outstanding. As a result the Plan of Reorganization becoming effective on February 1, 2006, the then outstanding equity securities as well as the shares held in treasury of the Predecessor Company were canceled. New UAL shares of common stock began trading on the NASDAQ National Market on February 2, 2006 under the symbol “UAUA”. In accordance with the Plan of Reorganization, the Successor Company established the equity structure in the table below upon emergence.

Party of Interest	Successor Company Common Stock
General unsecured creditors and employees	115,000,000
Management equity incentive plan	9,825,000
Director equity incentive plan	175,000
125,000,000

Pursuant to the Plan of Reorganization, on February 1, 2006 the Company began distributing 125 million shares of new common stock to certain general unsecured creditors and employees and certain management employees and non-employee directors of the Successor Company. As of June 30, 2006, approximately 102 million shares of new common stock had been distributed, with approximately 98 million shares being distributed to unsecured creditors and the remaining 4 million shares being distributed to certain management employees and non-employee directors. The remaining shares will be distributed periodically to holders of previously allowed claims and disputed claims that are pending final resolution, as well as certain management employees and non-employee directors of the Successor Company. For further details, see Note 4, “Per Share Amounts”.

(4)          Per Share Amounts

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), basic per share amounts were computed by dividing earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding. SFAS 128 requires that the entire 115 million shares to be issued to unsecured creditors and employees be considered outstanding, although the Company in fact has not issued all 115 million shares at June 30, 2006. The table below represents the reconciliation of the basic earnings per share to diluted earnings per share.

	Successor	Predecessor	Successor	Predecessor
			Period from	Period from
	Three Months Ended June 30,		February 1 to June 30,	January 1 to January 31,	Six Months Ended June 30,
	2006	2005	2006	2006	2005
(in millions, except per share)
Basic earnings per share:
Net income (loss)	$119	$(1,430)	$(104)	$22,851	$(2,500)
Preferred stock dividend requirements	(2)	(3)	(4)	(1)	(5)
Earnings (loss) available to common stockholders	$117	$(1,433)	$(108)	$22,850	$(2,505)
Basic weighted average shares outstanding	115.1	116.2	115.1	116.2	116.2
Earnings (loss) per share, basic	$1.01	$(12.33)	$(0.94)	$196.61	$(21.56)
Diluted earnings per share:
Earnings (loss) available to common stockholders	$117	$(1,433)	$(108)	$22,850	$(2,505)
Effect of 2% preferred securities	2	—	—	—	—
Effect of 5% convertible debt	2	—	—	—	—
Earnings (loss) available to common stockholders including the effect of dilutive securities	$121	$(1,433)	$(108)	$22,850	$(2,505)
Basic weighted average shares outstanding	115.1	116.2	115.1	116.2	116.2
Effect of non-vested restricted shares	0.9	—	—	—	—
Effect of 2% preferred securities	10.8	—	—	—	—
Effect of 5% convertible debt	3.2	—	—	—	—
Diluted weighted average shares outstanding	130.0	116.2	115.1	116.2	116.2
Earnings (loss) per share, diluted	$0.93	$(12.33)	$(0.94)	$196.61	$(21.56)

In accordance with SFAS 128, no potential common share shall be included in the diluted per share computation if it will be antidilutive. When an entity reports a loss available for common stockholders, the effect of including potential common shares would be antidilutive. Accordingly, the Company did not include any potential common shares in the diluted earnings per share computation for the periods that resulted in a loss. For the three month period ending June 30, 2006 and one month period ending January 31, 2006, the Company included all potential common shares outstanding in the diluted earnings per share except for the outstanding stock options as they were antidilutive since the exercise prices were greater than the average market prices. In addition, for the three month period ending June 30, 2006, 15.5 million potential common shares related to the employee convertible notes were not included in the diluted earnings per share computation as they were antidilutive. In July 2006, the Company modified the conversion price on the employee convertible notes from $46.86 to $34.84.

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

Predecessor Company—As of January 31, 2006, a total of 9 million stock options were outstanding. We did not issue any stock options or restricted shares during 2005. Under the Company’s confirmed Plan of Reorganization, these stock options were canceled upon the Effective Date. No material stock-based compensation expense was incurred for these options for the month of January 2006.

Successor Company—As part of the Plan of Reorganization, the Bankruptcy Court approved the DEIP and MEIP share-based compensation plans.

Director Equity Incentive Plan.   The Nominating/Governance Committee of the Board (the “Governance Committee”) is authorized to grant equity-based awards to non-employee directors of the Company under the DEIP. The DEIP authorizes the Governance Committee to grant any of a variety of incentive awards to participants, including the following:

•       non-qualified stock options,

•       stock appreciation rights, which provide the participant the right to receive the excess (if any) of the fair market value of a specified number of shares of common stock at the time of exercise over the grant price of the stock appreciation right,

•       stock awards to be granted at no cost to the participant, including grants in the form of (i) an immediate transfer of shares which are subject to forfeiture and certain transfer restrictions (“Restricted Stock”) and (ii) an immediate transfer of shares which are not subject to forfeiture or a deferred transfer of shares if and when the conditions specified by the HR Subcommittee are met (“Unrestricted Stock”),

•       annual compensation in the form of credits to a participant’s share account established under the DEIP, and

•       shares of common stock in lieu of receipt of all or any portion of cash amounts payable by the Company to a participant including retainer fees, board attendance fees and committee fees (but excluding expense reimbursements and similar items).

The shares may be issued from authorized and unissued shares of common stock or from the Company’s treasury stock. The exercise price for each underlying share of common stock under all options and stock appreciation rights awarded under the DEIP will not be less than the fair market value of a share of common stock on the date of grant. Each option granted under the DEIP will generally expire 10 years after its date of grant.

As of June 30, 2006, a total of 90,000 shares were granted to non-employee directors and accordingly, $3 million of related expense was recognized for the five month period ended June 30, 2006. There was no related expense incurred during the quarter ended June 30, 2006. The number of shares available for future grants at June 30, 2006 was 85,000.

Management Equity Incentive Plan.   The Human Resources Subcommittee of the Board (the “HR Subcommittee”) is authorized under the MEIP to grant equity-based and other performance-based awards (“Awards”) to executive officers and other key management employees of the Company and its subsidiaries.

All executive officers and other key management employees of the Company and its subsidiaries are eligible to become participants in the MEIP. The HR Subcommittee will select from time to time, from among all eligible individuals, the persons who will be granted an Award. The MEIP authorizes the HR Subcommittee to grant any of a variety of incentive Awards to participants, including the following:

•       stock options, including both tax qualified and non-qualified options,

•       stock appreciation rights, which provide the participant the right to receive the excess (if any) of the fair market value of a specified number of shares of common stock at the time of exercise over the grant price of the stock appreciation right,

•       stock awards to be granted at no cost to the participant, including grants in the form of Restricted Stock and Unrestricted Stock, and

•       performance-based awards, in which the HR Subcommittee may grant a stock award that will entitle the holder to receive a specified number of shares of common stock, or the cash value thereof, if certain performance goals are met.

The shares may be issued from authorized and unissued shares of common stock or from the Company’s treasury stock. The exercise price for each underlying share of common stock under all options and stock appreciation rights awarded under the MEIP will not be less than the fair market value of a share of common stock on the date of grant.

As of June 30, 2006, a total of 3.7 million restricted shares were awarded to plan participants. Under SFAS 123R, the fair value of these grants was based upon the volume weighted average share price on the date of grant. Total compensation expense of $23 million and $57 million was recognized during the three and five month periods ending June 30, 2006, respectively.

In addition, as of June 30, 2006, stock options to purchase 5.4 million shares of common stock were awarded to plan participants. Compensation expense of $17 million and $49 million was recognized for these awards during the three and five month periods ended June 30, 2006, respectively. The number of restricted shares and stock options to purchase shares of common stock available for future grants at June 30, 2006 was less than 1 million.

The Company initially estimated the forfeiture rate at 7.5% and has since modified the rate to 15% based upon actual attrition primarily driven by the salaried and management reduction in workforce initiative announced during second quarter of 2006. As a result, the stock-based compensation expense was reduced by approximately $7 million during the second quarter of 2006.

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

The expected life of the options was determined based upon a simplified assumption that the option will be exercised evenly from vesting to expiration under the transitional guidance of Staff Accounting Bulletin No. 107, Topic 14, “Share-Based Payments”.

The table below summarizes stock option activity pursuant to our MEIP for the period February 1 through June 30, 2006:

	Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	—	—	—	—
Granted	5,821,945	$35.26
Exercised	—	—
Canceled	(385,074)	$35.25
Outstanding at end of period	5,436,871	$35.26	5.8	$—
Exercisable at end of period	—	—	—	—

The weighted-average fair value of options granted for the period February 1, 2006 to June 30, 2006 was determined to be $20.05 based on the following weighted-average assumptions:

Risk-free interest rate	4.7%
Dividend yield	0%
Expected market price volatility of our common stock	57%
Expected life of options (years)	5.8

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the exercise prices for the options exercisable at June 30, 2006:

Exercise prices	Outstanding	Weighted- Average Remaining Contractual Life
$34.18	1,790,643	5.8
$35.91	1,790,836	5.8
$35.65	1,790,892	5.8
$39.45	45,000	6.1
$29.82	19,500	6.1
Total outstanding	5,436,871	5.8

There were no stock options exercisable as of June 30, 2006.

The table below summarizes restricted stock activity for the period February 1 through June 30, 2006:

	Restricted Stock	Weighted- Average Grant Price
Outstanding at beginning of period	—	—
Granted	3,861,705	$36.95
Exercised	(65,640)	$36.95
Terminated	(198,997)	$36.95
Outstanding at end of period	3,597,068	$36.95

(6)          Income Taxes

For the three and six months ended June 30, 2006 and 2005, UAL incurred both a regular and an alternative minimum tax (“AMT”) loss. The primary differences between our regular tax loss and AMT loss are certain depreciation adjustments and preferences.

In assessing the realizability of our deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax asset will be realized. For periods 2005 through 2006, we recorded a valuation allowance against our deferred tax assets.

Temporary differences and carry forwards that give rise to a significant portion of deferred tax assets and liabilities at June 30, 2006 and December 31, 2005 are as follows:

	Successor		Predecessor
	June 30, 2006		December 31, 2005
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
(In millions)
Employee benefits, including Postretirement, medical and ESOP	$1,511	$1	$5,471	$29
Depreciation, capitalized interest and transfers of tax benefits	—	2,658	—	3,434
Federal and state net operating loss carry forwards	2,992	—	2,688	—
Mileage Plus deferred revenue	945	—	47	—
Gains on sale and leasebacks	—	1	69	—
Rent expense	—	1	525	—
AMT credit carry forwards	291	—	294	—
Intangibles	—	1,064	19	—
Restructuring charges	295	—	4,482	—
Other	1,639	1,627	1,522	1,483
Less: Valuation allowance	(2,895)	—	(10,618)	—
	$4,778	$5,352	$4,499	$4,946

As a result of the Company’s emergence from bankruptcy, at June 30, 2006, the Company has an excess tax deduction of $676 million that has not been realized. The excess tax deduction results from the Company receiving a tax deduction for the fair value of the common stock issued to certain unsecured creditors pursuant to the Plan of Reorganization. The Company will recognize this excess tax deduction when it is realized pursuant to SFAS 123R.

At June 30, 2006, UAL and its subsidiaries had $291 million of federal AMT credits, $2.7 billion of federal tax benefits and $0.3 billion of state tax benefits, resulting from $7.7 billion of net operating losses which may be carried forward to reduce the tax liabilities of future years. If not utilized, the federal tax benefits of $0.2 billion expire in 2022, $1.2 billion expire in 2023, $0.4 billion expire in 2024, $0.5 billion expire in 2025, $0.1 billion expire in 2026 and $0.3 billion expire in 2027. In addition, the state tax benefit, if not utilized, expires over a five to twenty year period.

We have determined that it is more likely than not that our net deferred tax asset at June 30, 2006, will be realized through the reversals of existing deferred tax credits.

At June 30, 2006, the federal and state net operating loss carryforwards (“NOLs”) were reduced by discharge of indebtedness income of $1.1 billion that resulted from the bankruptcy proceedings. At this time, the Company does not believe that the limitations imposed by the Internal Revenue Code on the usage of NOLs following an ownership change will apply to the Company. Therefore, the Company does not believe its exit from bankruptcy has had any material impact on the utilization of its remaining NOLs.

(7)          Retirement and Postretirement Plans

The net periodic benefit cost included the following components:

	Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2006	2005	2006	2005
Service cost	$2	$23	$9	$10
Interest cost	2	174	32	30
Expected return on plan assets	(2)	(146)	(2)	(3)
Amortization of prior service cost (credit) including transition obligation	—	6	—	(34)
Curtailment charge	—	207	—	—
Settlement losses, net	—	405	—	—
Recognized actuarial loss	—	38	—	22
Revaluation of liability	—	—	—	—
Net periodic benefit costs	$2	$707	$39	$25

	Pension Benefits			Other Benefits
	Successor	Predecessor		Successor	Predecessor
	Period from February 1 to June 30,	Period from January 1 to January 31,	Six Months Ended June 30,	Period from February 1 to June 30,	Period from January 1 to January 31,	Six Months Ended June 30,
(In millions)	2006	2006	2005	2006	2006	2005
Service cost	$4	$1	$61	$15	$3	$22
Interest cost	4	1	395	53	11	65
Expected return on plan assets	(4)	(1)	(328)	(3)	(1)	(5)
Amortization of prior service cost (credit) including transition obligation	—	—	14	—	(13)	(72)
Curtailment charge	—	—	640	—	—	—
Settlement losses, net	—	—	390	—	—	—
Recognized actuarial loss	—	—	85	—	8	48
Revaluation of liability	—	43	—	—	73	—
Net periodic benefit costs	$4	$44	$1,257	$65	$81	$58

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

With the termination of the Company’s defined benefit retirement plans (see Note 1, “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases” items (e) through (h) for further details on pending matters), the Company has reached agreements with all of its employee groups to implement replacement plans, largely defined contribution plans. Contributions under the Company’s defined contribution plans are based on matching percentage, years of service and/or employee eligible earnings. The International Association of Machinists (“IAM”) replacement plan is a multi-employer plan whereby the assets contributed by the Company (based on hours worked) may be used to provide benefits to employees of other participating companies, since assets contributed by all participating companies are not segregated or restricted to provide benefits specifically to employees of that company. The IAM replacement plan took effect as of March 1, 2006, while all others were in effect for the entire quarter ended March 31, 2006. The Predecessor Company recorded expense of $16 million for the month of January 2006, while the Successor Company recognized $57 million and $93 million of expense for the second quarter of 2006 and for the five months ended June 30, 2006, respectively, for all of the Company’s defined contribution employee retirement plans.

In the first and second quarter of 2005, the Company recognized pension curtailment charges of $433 million and $207 million, respectively, associated with actions taken by the PBGC to involuntarily terminate the Company’s defined benefit pension plans for the Ground Employees Plan as of March 11, 2005 and for the MAPC Plan and the Flight Attendant Plan as of June 30, 2005. These pension plans were projected to have benefit obligations and plan assets aggregating approximately $8.0 billion and $4.2 billion, respectively, as of December 31, 2004. In May 2005, the PBGC was appointed trustee for the Ground Employees Plan and in June 2005, the PBGC was appointed trustee for the MAPC Plan and the Flight Attendant Plan, assuming all rights and powers over the pension assets and obligations. Upon termination and settlement of these plans, the Company recognized a net settlement loss of approximately $395 million in accordance with SFAS 88.

A $1.9 billion allowable claim for the PBGC from the terminations of the Ground Employee Plan, MAPC Plan or the Flight Attendant Plan was recorded in the second quarter of 2005 in accordance with SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of Loss” and classified as Liabilities Subject to Compromise on the Statements of Consolidated Financial Position (Unaudited).

(8)          Restricted Cash

At June 30, 2006, UAL had $906 million in restricted cash (of which $397 million is classified as current), primarily representing security for workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. There can be no assurance that these institutions will not require additional levels of security deposits or reserve holdbacks.

(9)          Segment Information

We have five reportable segments that reflect the management of our business: North America, the Pacific, the Atlantic, Latin America and UAL Loyalty Services, LLC (“ULS”). For internal management and decision-making purposes, we have allocated expenses and revenues (as incorporated in our consolidated financial statements) to these segments for the three month periods ending June 30, 2006 and 2005, as well as the one month period ending January 2006, the five month period ending June 30, 2006 and the six month period ending June 30, 2005 as follows:

	Three Months Ended June, 2006 (Successor)
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			Segment	Consolidated
(In millions)	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$3,308	$835	$572	$134	$259	$5	$—	$5,113
Intersegment revenue	85	28	19	4	20	1	(157)	—
Net income (loss)	57	(49)	19	(13)	97	8	—	119
Goodwill	$—	$664	$667	$—	$1,472	$—	$—	$2,803

	Three Months Ended June, 2005 (Predecessor)
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			Segment	Consolidated
(In millions)	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$2,760	$773	$537	$115	$224	$14	$—	$4,423
Intersegment revenue	65	23	16	4	16	—	(124)	—
Net income (loss) before reorganization and special items	$(116)	$(28)	$7	$(17)	$87	$41	$—	$(26)

	Period January 1 to January 31, 2006 (Predecessor)
	United Airlines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
(In millions)	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$904	$265	$158	$51	$75	$5	$—	$1,458
Intersegment revenue	30	11	6	2	7	—	(56)	—
Net income (loss) before reorganization items	$(82)	$(5)	$(13)	$(10)	$26	$1	$—	$(83)

	Period February 1 to June 30, 2006 (Successor)
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			Segment	Consolidated
(In millions)	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$5,264	$1,330	$868	$235	$415	$8	$—	$8,120
Intersegment revenue	140	47	29	8	33	1	(258)	—
Net income (loss)	$(78)	$(124)	$(9)	$(37)	$145	$(1)	$—	$(104)
Goodwill	$—	$664	$667	$—	$1,472	$—	$—	$2,803

	Six Months Ended June 30, 2005 (Predecessor)
	United Airlines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
(In millions)	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$5,156	$1,467	$999	$241	$449	$26	$—	$8,338
Intersegment revenue	135	50	31	8	33	—	(257)	—
Net income (loss) before reorganization and special items	$(413)	$(61)	$(31)	$(37)	$181	$33	$—	$(328)

A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the consolidated financial statements follows:

	Successor	Predecessor
	Three Months Ended June 30,
(In millions)	2006	2005
Total income (loss) for reportable segments	$111	$(67)
Reorganization items, net	—	(1,386)
Special items	—	(18)
Other UAL subsidiary earnings	8	41
Net income (loss)	$119	$(1,430)

	Successor	Predecessor
	Period from February 1 to June 30,	Period from January 1 to January 31,	Six Months Ended June 30,
(In millions)	2006	2006	2005
Total loss for reportable segments	$(103)	$(84)	$(361)
Reorganization items, net	—	22,934	(2,154)
Special items	—	—	(18)
Other UAL subsidiary earnings	(1)	1	33
Net income (loss)	$(104)	$22,851	$(2,500)

United’s operations involve an insignificant level of dedicated revenue-producing assets by reportable segment as the overwhelming majority of the Company’s revenue producing assets (primarily U. S. registered aircraft) generally can be deployed in any of its reportable segments, as any given aircraft may be used in multiple segments on any given day. ULS had $2.0 billion in total assets as of June 30, 2006.

In accordance with SFAS 142, on the Effective Date the Company allocated goodwill upon adoption of fresh-start reporting in a manner similar to how the amount of goodwill recognized in a business combination is determined. This required the determination of the fair value of each reportable segment to calculate an estimated purchase price for such segment. This purchase price was then allocated to the individual assets and liabilities assumed to be related to that segment. Any excess purchase price is the amount of goodwill assigned to that reporting unit. As stated above, the overwhelming majority of the Company’s revenue producing assets and the related liabilities relate to aircraft that may be used in multiple segments on any given day. As a result, the Company allocated such asset values and the related liabilities on the basis of available seat miles flown in each segment. To the extent that individual assets and liabilities could be assigned directly to specific segments, those assets and liabilities were assigned to such segments. In accordance with SFAS 141, any adjustments to the preliminary allocation of reorganization value could change the amount of recorded goodwill and the allocation of such goodwill to the reportable segments. During the second quarter of 2006, goodwill increased by $47 million as a result of net adjustments to certain assets and liabilities.

(10)   Comprehensive Income (Loss)

We include in other comprehensive income (loss) changes in minimum pension liabilities and changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three months ended June 30, 2006 and 2005, total comprehensive income (loss) amounted to $153 million and $443 million, respectively. For the one month period ended January 31, 2006, five month period ended June 30, 2006 and six month period ended June 30, 2005, total comprehensive income (loss) amounted to $22.9 billion, $(62) million and $(591) million, respectively. Total comprehensive income for the six months ended June 30, 2005 included a $1.9 billion net adjustment relating to the termination of various pension plans, as discussed in Note 7, “Retirement and Postretirement Plans”.

(11)   Debt Obligations

In accordance with the Plan of Reorganization, the Company issued new debt, entered into the Credit Facility, reinstated certain secured aircraft debt and entered into other debt agreements negotiated during the bankruptcy process (including aircraft financings), which consist of the following:

(in millions)	June 30, 2006
Secured notes, 4.50% to 9.52%, due 2014	$5,186
Credit Facility, 8.7%, due 2012	2,800
Employee convertible notes, due 2021	726
6% senior notes, due 2031	500
5% senior convertible notes, due 2021	150
Total debt	9,362
Less: unamortized debt discount	(261)
Less: current portion	(587)
Long-term debt, less current portion	$8,514

Secured Notes.   As of June 30, 2006, the Company identified and corrected $186 million of certain omissions previously reported in the Annual Report on Form 10-K for the year of 2005. Specifically, Form 10-K understated the amount of 2007 anticipated principal payments under long-term debt agreements by $186 million. In addition, the Company identified and corrected $186 million of certain misclassifications previously reported in the Quarterly Report on Form 10-Q for the first quarter of 2006. Form 10-Q inaccurately classified $186 million between the current and the long-term portions of debt thereby understating current debt and overstating the long-term portion.

Credit Facility.   On the Effective Date, United entered into the Credit Facility provided by a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Citicorp Global Markets Inc., as joint lead arrangers and joint book runners; JPMorgan Chase Bank, N.A. (“JPMCB”) and Citicorp USA, Inc. (“CITI”), as co-administrative agents and co-collateral agents; General Electric Capital Corporation, as syndication agent; and JPMCB as paying agent. The Credit Facility provides for a total commitment of up to $3.0 billion, comprised of two separate tranches: (i) Tranche A consisting of up to $200 million revolving commitment available for Tranche A loans and for standby letters of credit to be issued in the ordinary course of business of United or one of its subsidiary guarantors, and (ii) Tranche B consisting of a term loan commitment of up to $2.45 billion available at the time of closing and additional term loan commitments of up to $350 million available upon, among other things, United’s acquiring unencumbered title to some or all of the 14 airframes and related engines that were subject to United’s 1997-1 EETC financing. The Credit Facility matures on February 1, 2012.

Borrowings under the Credit Facility bear interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin of 2.75% in the case of the base rate loans and 3.75% in the case of the LIBOR loans. The Tranche B term loan requires regularly scheduled semi-annual payments of principal equal to 0.5% of the original principal amount of the Tranche B term loan. Interest is payable on the last day of the applicable interest period but in no event less than quarterly. The Company has since entered into an interest rate swap whereby it fixed the rate of interest for the term loan to 5.14% (which includes a small credit related charge). For further details, see Note 13, “Financial Instruments and Risk Management”. At any time prior to February 1, 2007, United may use the proceeds from any lower-cost refinancing to redeem some or all of the term loans at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.

The obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of the direct and indirect domestic subsidiaries of the Company (other than United) (the “Guarantors”), and are secured by a security interest in substantially all of the tangible and intangible assets of the

Guarantors. The obligations under the Credit Facility are also secured by a pledge of the capital stock of United and the direct and indirect subsidiaries of the Company and United, except that a pledge of any first-tier foreign subsidiary is limited to 65% of the stock of such subsidiary and such foreign subsidiaries are not required to pledge the stock of their subsidiaries.

The Credit Facility contains covenants that will limit the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, pay dividends or other payments from United’s direct or indirect subsidiaries, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business. The Credit Facility also requires compliance with several financial covenants, including (i) a minimum ratio of EBITDAR to the sum of cash interest expense, cash aircraft rent (other than capitalized leases) and scheduled debt payments, (ii) a minimum unrestricted cash balance of $1.2 billion, to be reduced to $1.0 billion after December 31, 2006 assuming United is in compliance with the ratio calculated under (i) above, and (iii) the market value of the collateral must be greater than 150% of the sum of (a) the aggregate outstanding amount of the loans plus (b) the undrawn amount of outstanding letters of credit, plus (c) the unreimbursed amount of drawings under any letters of credit, and (d) the termination value of certain interest rate protection and hedging agreements with the exit lenders and their affiliates. The Credit Facility received a rating of B+ from Standard & Poor’s and B1 from Moody’s Investment Services.

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

As of June 30, 2006, the Company had outstanding borrowings of $2.8 billion at an interest rate of 8.7%. In addition, letters of credit were issued under the Credit Facility in an aggregate amount of $62 million. The Company is in compliance with the Credit Facility covenants.

Obligation to Issue Employee Convertible Notes.   As discussed in Note 1, “Voluntary Reorganization Under Chapter 11”, the Company reached an agreement with five of the seven eligible employee groups to modify certain terms of the employee convertible notes.

In July 2006, the Company issued 4.5% senior limited-subordination convertible notes to irrevocable trusts established for the benefit of certain of its employees, including employee under collective bargaining agreements. The employee convertible notes are unsecured, have a term of 15 years from the date of issuance and do not require any payment of principal prior to maturity. Interest is to be payable semi-annually, in arrears. Interest for the first year may be paid in shares of common stock, at the option of the Company. These employee convertible notes may be converted into common stock, at any time, at an initial per share price of $34.84. This conversion price will be subject to adjustment for certain dilutive items and events. These employee convertible notes are junior in right of payment upon liquidation to the Company’s obligations under the 5% senior convertible notes and 6% senior notes discussed below in “Newly-issued Debt.” These employee convertible notes are callable in cash or common stock, under certain conditions, beginning approximately five years after the issuance date, except that the Company may only elect to pay in common stock if the common stock has traded at not less than 125% of the conversion price for the 60 consecutive trading days immediately prior to the redemption date. In addition, on each of June 30, 2011 and June 30, 2016, the Company may be required by a holder to repurchase these notes, which the Company may elect to do through the payment of cash or common stock, or a combination of both.

Newly-issued Debt.   In addition to the mandatorily convertible preferred securities discussed in Note 12, “Preferred Stock”, the Company issued the following debt on the Effective Date:

•       5% senior convertible notes were issued on the Effective Date to certain holders of the O’Hare municipal bonds. The notes are unsecured, have a term of 15 years from the date of issuance and do not require any payment of principal prior to maturity. Interest is payable semi-annually, in arrears. Interest for the first year may be paid in kind, at the option of the Company, in Successor Company common stock. These 5% senior convertible notes may be converted into Successor Company common stock, at any time, at a per share price of $46.86. This conversion price is subject to adjustment for certain dilutive items and events. These notes are callable in cash or Successor Company common stock, under certain conditions, 5 years after the issuance date. In addition, the Company has the option to repurchase these notes on the 5th and 10th anniversary of the date of issuance, payable in cash or Successor Company common stock.

•       6% senior notes were issued to the PBGC on the Effective Date. These notes are unsecured, mature 25 years from issuance date and do not require any payment of principal prior to maturity. Interest is payable semi-annually, in arrears. Interest may be paid with cash, in kind notes or Successor Company common stock through 2011 and thereafter in cash. These notes are callable at any time at 100% of par value.

Contingent Senior Unsecured Notes.   In addition to the newly-issued debt as noted above, the Company is obligated to issue to the PBGC 8% senior unsecured notes with an aggregate $500 million principal amount in up to eight equal tranches of $62.5 million (with no more than two tranches issued on a single date) upon the occurrence of certain financial trigger events. Any required tranche will be issued no later than 45 days following the end of any fiscal year in which there is an issuance trigger date, starting with the fiscal year 2009 and ending with the fiscal year 2017. An issuance trigger date occurs when, among other things, the Company’s EBITDAR exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year, beginning with the fiscal year 2009. However, if the issuance of a tranche would cause a default under any other securities then existing, the Company may satisfy its obligations with respect to such tranche by issuing common stock having a market value equal to $62.5 million. Each issued tranche will mature 15 years from its respective issuance date; with interest payable in cash in semi-annual installments; and will be callable at any time at 100% of par value, plus accrued and unpaid interest.

(12)   Preferred Stock

Pursuant to the Plan of Reorganization, preferred stock issued prior to the Petition Date was canceled on the Effective Date, and no distribution was made to holders of those securities.

The Successor Company is authorized to issue 250 million shares of preferred stock (without par value), 5 million shares of 2% convertible preferred stock (par value $0.01 per share) and two shares of junior preferred stock (par value $0.01 per share).

The 2% convertible preferred stock was issued to the PBGC on the Effective Date. The shares were issued at a liquidation value of $100 per share, convertible at any time following the second anniversary of the issuance date into common stock of the Successor Company at a conversion price of $46.86 per common share; with dividends payable in kind semi-annually; the preferred stock will rank pari passu with all current and future UAL or United preferred stock; and will be redeemable at any time at the then-current liquidation value (plus accrued and unpaid dividends) at the option of the issuer. The preferred stock is mandatorily convertible 15 years from the date of issuance. This preferred stock is also redeemable upon a fundamental change or a change in ownership as defined for transactions in which the Company is not the surviving entity. At June 30, 2006, $356 million was outstanding, including $4 million in dividends that were paid in-kind in June 2006.

(13)   Financial Instruments and Risk Management

In the three months ended June 30, 2006, the Successor Company entered into cash flow hedges and economic hedges. Instruments designated as cash flow hedges receive favorable accounting treatment under SFAS 133, as long as the hedge is effective and the underlying transaction is probable. If both factors are present, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income (loss) until earnings are affected by the cash flows being hedged.

Instruments classified as economic hedges do not qualify for hedge accounting under SFAS 133. Under this classification all changes in the fair value of these contracts are recorded in operating income with the offset to either current assets or liabilities each reporting period.

Aircraft Fuel Hedges.   In the one month ended January 31, 2006, the Predecessor Company had no fuel hedges in place. In the five months ended June 30, 2006, the Successor Company entered into and exercised aircraft fuel hedges for its mainline and regional affiliate operations that were classified as economic hedges. The Successor Company used call options to hedge a portion of its price risk related to projected fuel requirements. Each call option was entered into and exercised within the same month.

In the five months ended June 30, 2006, the Successor Company recognized income of $7 million that was classified as mainline fuel expense in the Statements of Consolidated Operations (Unaudited). In the six months ended June 30, 2005, the Predecessor Company recognized income of $40 million (which included income of $5 million relating to the options’ time-value and hedge ineffectiveness being immaterial) in non-operating income.

The Successor Company recognized a loss of $2 million for the three months ended June 30, 2006 that was classified as mainline fuel expense in the Statements of Consolidated Operations (Unaudited). In the three months ended June 30, 2005, the Predecessor Company recognized a loss of $1 million (which included income of $1.2 million relating to the options’ time-value and a loss of $2.5 million as a result of ineffective hedges) in non-operating income mainly due to non-designated fuel hedges.

At June 30, 2006, the Company had purchased derivatives which were not designated as fuel hedges. These derivatives covered 57% of the Company’s fuel requirements for July and 23% of its fuel requirements for August. As of July 24, 2006, the Company had 28 percent of its mainline fuel consumption hedged for the third quarter of 2006 at an average price of $69.84 per barrel, excluding taxes, using crude oil swaps.

Interest Rate Swap.   In March 2006, the Successor Company entered into an interest rate swap whereby it fixed the interest rate on $2.45 billion of floating-rate debt. As a result, the Company will pay on an ongoing basis the LIBOR swap rate of 5.14% (which includes a small credit-related charge) plus the fixed credit margin on the underlying financing facility. The swap will amortize according to a pre-established schedule starting in November 2007 through its expected maturity date of February 2012.

The Company will use interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of the Company’s interest rate hedging policy. These instruments are designated as cash flow hedges under SFAS 133. Per SFAS 133, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income (loss) until earnings are affected by the cash flows being hedged. Assuming prevailing interest rates, the fair value of our interest rate derivative agreements is the estimated amount that we would pay or receive to terminate the agreements. The Company recognized $34 million and $42 million in accumulated other comprehensive income for the three and five months ended June 30, 2006, respectively.

(14)   Commitments and Contingencies

Legal and Environmental Contingencies.   UAL has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which we are subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company’s consolidated financial position or results of operations.

We record liabilities for legal and environmental claims when a loss is probable and reasonably estimatable. These amounts are recorded based on our assessments of the likelihood of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

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

Commitments.   At June 30, 2006, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.5 billion, after deducting advance payments. Our current commitments would require the payment of an estimated $0.1 billion in 2006, $0.1 billion for the combined years of 2007 and 2008, $0.1 billion for the combined years of 2009 and 2010 and $2.2 billion thereafter primarily for the purchase of A319 and A320 aircraft. However, the Company has the right to cancel these orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take future delivery of these aircraft.

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

In connection with fresh-start reporting, aircraft operating leases were adjusted to fair value and a net deferred asset of $263 million was established in the Statements of Consolidated Financial Position (Unaudited) on the Effective Date, representing the net present value of the differences between stated lease rates and the fair market rates. These deferred amounts are amortized on a straight-line basis as an increase to aircraft rent expense over the applicable remaining lease periods, generally one to 18 years.

At June 30, 2006, scheduled future minimum lease payments under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year were as follows:

	Operating Leases		Capital
(In millions)	Aircraft	Non-aircraft	Leases
Payable during—
2006	$392	$239	$99
2007	811	459	247
2008	796	445	311
2009	768	434	173
2010	736	420	428
After 2010	3,074	3,413	863
Total minimum lease payments	$6,577	$5,410	$2,121
Imputed interest (at rates of 1.3% to 10.0%)			(614)
Present value of minimum lease payments			1,507
Current portion			(136)
Long-term obligations under capital leases			$1,371

In May 2006, United entered into an agreement with DEN to vacate certain leased gates over a twelve-month transition period. In exchange, DEN agreed to build a regional jet facility and reduce United’s annual rental expense by $5 million in 2006 and no more than $10 million per year thereafter, through year 2024.

At June 30, 2006, we leased 224 mainline aircraft, 50 of which were under capital leases. These leases have initial terms of 5 to 26 years, and expiration dates ranging from 2007 through 2024. Under the terms of most leases, we have the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost. Additionally, the above amounts include lease payments related to our United Express contracts for 28 aircraft under capital leases and 261 aircraft under operating leases as described in Note 2(h), “Summary of Significant Accounting Policies—United Express.”

Certain of our aircraft lease transactions contain provisions such as put options giving the lessor the right to require us to purchase the aircraft at lease termination for a certain amount resulting in residual value guarantees. Leases containing this or similar provisions are recorded as capital leases on the balance sheet and, accordingly, any and all residual value guarantee amounts contained in an aircraft lease are fully reflected as capital lease obligations on the Statements of Consolidated Financial Position (Unaudited).

In connection with the financing of certain euro-denominated aircraft financings accounted for as capital leases, United had on deposit in certain banks at June 30, 2006 an aggregate 393 million euros ($502 million) and $17 million in U.S. denominated deposits, and had pledged an irrevocable security interest in such deposits to certain of the aircraft lessors. These deposits will be used to repay an equivalent amount of recorded capital lease obligations, and are classified as aircraft lease deposits in the accompanying Statements of Consolidated Financial Position (Unaudited).

(16)   Statement of Consolidated Cash Flows—Supplemental Disclosures

Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Successor	Predecessor
	Period from February 1 to June 30,	Period from January 1 to 31,	Six Months Ended June 30,
(In millions)	2006	2006	2005
Cash paid during the period for:
Interest (net of amounts capitalized)	$311	$35	$188
Income taxes	—	—	—
Non-cash transactions:
Long-term debt incurred for additions to other assets	$137	$—	$21
Decrease in pension intangible assets	—	(4)	657
Net unrealized gain on derivatives	42	24	17

In addition to the above non-cash transactions, see Note 1, “Voluntary Reorganization Under Chapter 11”, Note 11, “Debt Obligations” and Note 12, “Preferred Stock” for further post-emergence transactions.

(17)   Advanced Purchase of Miles

In October 2005, we entered into an amendment to our agreement with Chase Bank USA N.A. (“Chase”) regarding the Mileage Plus Visa card under which Chase pays for frequent flyer miles earned by Mileage Plus members for making purchases using the Mileage Plus Visa card. The existing agreement includes an annual guaranteed payment for the purchase of frequent flyer miles.

In addition to extending the agreement until 2012 and making certain other adjustments in the relationship, the agreement provided for an advance purchase of miles of $200 million. This advanced purchase of miles will reduce the annual guaranteed payment for 2006 through 2009 by $75 million per year. In addition, the Company provided a junior lien upon, and security interest in, all collateral pledged or in which security interest is granted, as security in connection with the Credit Facility. The security interest is junior to other Credit Facility debt, and will apply to no more than $850 million in total advance purchases at any time. As of June 30, 2006, the total advance purchase of miles was $710 million.

(18)   Special Items

Aircraft Impairment.   During the second quarter of 2005, the Company recognized a charge of $18 million for aircraft impairments related to the planned accelerated retirement of certain aircraft currently operated by Air Wisconsin Airlines Corporation.

(19)   Severance Accrual

The Company has implemented several cost saving initiatives that have resulted in a reduction in workforce such as the outsourcing of administrative functions, the closing of certain call centers and its most recent announcement on the elimination of approximately 1,000 salaried and management positions through attrition and layoffs by the end of 2006.  The Company’s severance policy provides the affected employees salary continuation as well as certain insurance benefits for a specified period of time.  Accordingly, the Company estimated its severance obligation in accordance with Statement of Financial Accounting Standards No. 112 (As Amended)—“Employers’ Accounting for Postemployment Benefits” to be $26 million as of June 30, 2006.

The following is a reconciliation of activity related to the severance accrual for the six months ended June 30, 2006:

(In millions)
Balance at December 31, 2005	$7
Accruals	29
Payments	(10)
Balance at June 30, 2006	$26

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

UAL Corporation is a holding company and its principal, wholly owned subsidiary is United Air Lines, Inc., a Delaware corporation (“United”). We sometimes collectively refer to UAL Corporation, together with its consolidated subsidiaries, as “we,” “our,” “us,” “UAL” or the “Company.” United’s operations, which consist primarily of the transportation of persons, property, and mail, accounts for most of UAL’s revenues and expenses. United provides these services through full-sized jet aircraft (which we refer to as our “mainline” operations), as well as smaller aircraft in its regional operations conducted under contract by “United Express®” carriers.

United is one of the largest passenger airlines in the world with more than 3,700 flights a day to more than 210 destinations through its mainline and United Express services. United offers 1,600 average daily mainline (including Ted(SM)) departures to more than 120 destinations in 28 countries and two U.S. territories. United provides regional service connecting primarily with United’s domestic hubs through marketing relationships with United Express carriers, which provide more than 2,000 average daily departures to more than 150 destinations. United serves virtually every major market around the world, either directly or through its participation in the Star Alliance®, the world’s largest airline network.

On December 9, 2002 (the “Petition Date”), UAL, United and 26 direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). On January 20, 2006, the Bankruptcy Court confirmed the Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the “Effective Date”).

In connection with emergence from Chapter 11 bankruptcy protection, the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Thus, the consolidated financial statements prior to February 1, 2006 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting incorporating the fair value adjustments made in recording the effects of fresh-start reporting. Therefore, the post-emergence periods are not comparable to the pre-emergence periods. However, for year-over-year discussions on the results of operations, the Company has compared the Successor Company’s results for the three months ending June 30, 2006 to the Predecessor Company’s results for the three months ending June 30, 2005 as well as combined the results for the one month ended January 31, 2006 and five months ended June 30, 2006. The combined periods have been compared to the Predecessor Company’s six months ended June 30, 2005. The Company believes that these year-over-year discussions on the results of operations provide management and investors a better perspective of the Company’s core business and ongoing operational financial performance and trends for comparative purposes. References to “Successor Company” refer to UAL on or after February 1, 2006, after giving the effect to the application of fresh-start reporting. References to “Predecessor Company” refer to UAL prior to February 1, 2006.

The Company believes its restructuring has made United competitive with network airline peers. In every year of the restructuring, beginning in 2003, the Company has improved its financial performance. The Company’s financial results clearly demonstrate this progress—despite continued increases in fuel price. While the cost of mainline fuel has increased more than $2.0 billion since 2002, the Company has reduced operating losses by approximately $2.6 billion through year-end 2005 and current year results reflect a continuation of this positive trend.

During the second quarter of 2006, the Company announced a program to reduce projected 2007 expenses by $400 million. The Company has identified some specific programs to realize a portion of these savings, while it continues to identify and evaluate other savings opportunities. For example, the Company expects to reduce purchased services costs by approximately $200 million through savings in such areas as telecommunications, airport services, catering, maintenance materials, and aircraft ground handling. The Company also expects to reduce advertising and marketing costs by as much as $60 million. The implementation of a new flight planning system, and block time opportunities, are expected to generate approximately $40 million in savings.

Also during the second quarter of 2006, and as part of the $400 million cost reduction program, the Company announced its intention to reduce general and administrative expense by $100 million. As part of this initiative, the Company also announced its plans to reduce its workforce by approximately 1,000 salaried and management positions by the end of 2006.

For the second quarter of 2006, the Company reported operating earnings of $260 million, an improvement of $212 million, as compared to the same period in 2005. In addition, for the six month period ending June 30, 2006, the Company reported operating earnings of $89 million, an increase of $291 million, as compared to the same period in 2005.

Consolidated revenues for the second quarter were $5.1 billion, an increase of $690 million, or 16%, between the three month periods ending June 30, 2006 and 2005. Strong revenue improvement was experienced by both mainline and regional affiliate passenger operations between quarters. The Company also reported significant improvements in year-to-date revenue performance, generating $9.6 billion in operating revenues for the six months ending June 30, 2006, an increase of $1.2 billion as compared to the same period of 2005.

During the second quarter of 2006, the General Services Administration (“GSA”) awarded its annual U.S. government employee travel contracts for its upcoming fiscal year beginning October 1, 2006. The GSA selected United for certain contracts and estimated the associated revenue at approximately $540 million, or 27.4% of the total estimated GSA employee travel award. This award level represents a 6.7 point increase over the prior fiscal year.

Consolidated operating expenses were $4.9 billion, an increase of $478 million, or 11%, between the three month periods ending June 30, 2006 and 2005. For the first six months of 2006, operating expenses amounted to $9.5 billion, an increase of $949 million, or 11%, compared to the same period of 2005. Fuel expense (mainline and regional affiliates) accounted for $344 million and $658 million of total operating expense growth between the three and six month periods ending June 30, 2006 and 2005, respectively. Jet fuel expense growth was primarily due to fuel price increases between periods.

United announced that, effective September 2006, the Company will begin charging travel agents within North America a $3.50 per passenger segment fee if low cost booking channels are not used. Over the last few months, the Company has renegotiated agreements with the four major global distributions system (“GDS”) providers to allow access to low cost booking options for travel agencies. The Company expects that most travel agencies will elect to use these low cost options rather than pay the unit charge, and if they do, this would result in reduced GDS fees.

Non-operating expenses increased by $48 million, from $96 million in the second quarter of 2005 to $144 million in the second quarter of 2006. In addition, non-operating expenses for the six month period ended June 30, 2006 compared to the same period in 2005 increased by $136 million to $284 million. The increase in non-operating expense resulted primarily from higher interest expense, which was partially offset by higher interest income. Interest expense accounted for $100 million and $174 million of non-operating expense increases over the quarterly and six month periods, respectively. Interest income increased by $61 million and $91 million in the quarter and six month periods ending June 30, 2006, respectively, as compared to the same periods of 2005.

The Company completed its bankruptcy reorganization during the first quarter of 2006. Non-operating reorganization gains (charges) for the second quarter of 2005 and for the six months ended June 30, 2006 and 2005 were $(1.4) billion, $22.9 billion and $(2.2) billion, respectively.

Net income for the second quarter of 2006 was $119 million, or $1.01 per basic share and $0.93 per diluted share, compared with a loss of $1.4 billion, or $12.33 per basic and diluted share, in the comparable 2005 quarter. For the six months ending June 30, 2006, the Company reported net income of $22.7 billion versus a net loss of $2.5 billion, or $(21.56) per basic and diluted share, in the comparable 2005 period.

The Company ended the second quarter of 2006 with total cash, including restricted cash and short-term investments, of $5.1 billion. Operating cash flows during the combined six month period of 2006 were $1.1 billion, and total available cash was significantly increased by the replacement of the DIP Financing with the Credit Facility on February 2, 2006.

The Company believes that it is important to evaluate its cash flow by understanding non-cash charges which reduced reported earnings for the 2006 second quarter and year-to-date results. The Company recorded non-cash stock compensation expense of $40 million for the second quarter of 2006 and $109 million for the six months ended June 30, 2006, as well as non-cash exit-related and fresh-start reporting charges of $42 million and $72 million for the quarter and six month ended June 30, 2006, respectively.

Commitments and Contingencies

Capital Commitments.   At June 30, 2006, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.5 billion, after deducting advance payments. Our current commitments are primarily for the purchase of A319 and A320 aircraft. The Company has the right to cancel these orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take future delivery of these aircraft. For further details, see Note 14, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements (Unaudited).

Contingencies.   During the course of our Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved most pending claims against the Debtors. However, the following material matters remain to be resolved in the Bankruptcy Court. For further details, see Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations” in the Notes to Consolidated Financial Statements (Unaudited).

Municipal Bond Obligations.   The Company is a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds that are issued by various local municipalities to build or improve airport and maintenance facilities. As a result of the Company’s bankruptcy filing, we were not permitted to make payments on unsecured pre-petition debt. The Company had been advised that these municipal bonds may be unsecured (or in certain instances, partially secured) pre-petition debt. Therefore, through the bankruptcy process, the Company had either settled or rejected certain pre-petition debt associated with the municipal bonds. The ultimate disposition of a portion of the outstanding municipal bond obligations remains subject to the uncertain outcome of pending litigation. Even if a portion of the obligations are determined to be financings and not true leases, there is likely to remain an issue regarding the extent to which those financings would be considered secured by an interest in the value of the underlying leasehold, if any.

Pension Terminations.   In June 2006, the United States District Court for the Northern District of Illinois (“District Court”) entered an order approving the termination of the United Airlines Pilot Defined Benefit Pension Plan (“Pilot Plan”). Air Line Pilots Association (“ALPA”) and United Retired Pilots

Benefit Protection Association (“URPBPA”) filed an appeal with the United States Court of Appeals for the Seventh Circuit (“Court of Appeals”). In July 2006, the Court of Appeals granted United’s motion to consolidate this appeal with URPBPA’s confirmation order appeal. Briefing on both appeals will be completed in August 2006 and oral argument is scheduled to occur on September 26, 2006 with respect to the termination appeal (though oral arguments have not yet been scheduled with respect to the confirmation appeal). If the termination order was ultimately reversed on appeal, it could have a materially adverse effect on the Company’s financial performance, should such determination result in the reversal of the termination of one or more defined benefit pension plans.

There is also a dispute with respect to the continuing obligation of United to pay non-qualified pension benefits to retired pilots pending settlement of the involuntary termination proceeding. The Bankruptcy Court had previously required the Company to continue paying these benefits until entry of the Bankruptcy Court’s order terminating the Pilot Plan. This was appealed by the Company and the funds necessary to pay non-qualified benefits for the month of October were placed in a segregated account. During the first quarter of 2006, the District Court dismissed the Company’s appeal. The Company filed a notice of appeal of the District Court’s ruling to the Court of Appeals. In accordance with the Court of Appeal’s rules, the Court of Appeals scheduled briefing to conclude by August 2006. The Court of Appeals has not yet scheduled oral argument.

In addition, in March 2006, the Bankruptcy Court ruled that the Company was obligated to make payment of all non-qualified pension benefits through January 31, 2006. The Company has appealed this ruling to the District Court. Briefing on this matter was completed in July 2006 and a status conference is scheduled for September 2006.

Objection to the Plan of Reorganization Confirmation.   URPBPA filed a notice of appeal to the Court of Appeals challenging the District Court’s approval of the Bankruptcy Court’s Plan of Reorganization confirmation order. In February of 2006, United filed a motion to dismiss the appeal based on the substantial consummation of the Plan of Reorganization. In June 2006, the District Court dismissed URPBPA’s appeal. Subsequently, URPBPA filed a notice of appeal of the decision to the Court of Appeals. In July 2006, the Court of Appeals granted United’s motion to consolidate URPBPA’s appeal with URPBPA and ALPA’s Pilot Plan termination appeal. Briefing on both appeals will be completed in August 2006. The Court of Appeals has set oral argument to occur on September 26, 2006 with respect to the termination appeal (though oral arguments have not yet been scheduled with respect to the confirmation appeal). If the confirmation order was ultimately reversed on appeal, it could have a materially adverse effect on the Company’s financial performance.

Legal and Environmental.   UAL has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which we are subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company’s consolidated financial position or results of operations.

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

Results of Operations

The air travel business is subject to seasonal fluctuations and historically, results of operations are better in the second and third quarters. Our operations can be impacted by adverse weather and our first- and fourth-quarter results normally reflect reduced travel demand.

On the Effective Date, UAL implemented fresh-start reporting in accordance with SOP 90-7. As a result of the application of fresh-start reporting, the financial statements prior to February 1, 2006 are not comparable with the financial statements for the period February 1, 2006 to June 30, 2006. However, for management’s discussion and analysis of the results of operations, the three months ended June 30, 2006 have been compared to the three months ended June 30, 2005, and the combined six month period ended June 30, 2006 was compared to the six months ended June 30, 2005. The Company believes that the reported non-GAAP financial results provide management and investors a better perspective of the Company’s ongoing financial and operational performance and trends by combining the periods for this purpose. References to “Successor Company” refer to UAL on or after February 1, 2006, after giving the effect to the application of fresh-start reporting. References to “Predecessor Company” refer to UAL prior to February 1, 2006. For detailed information concerning the effects of the adoption of fresh-start reporting on the balance sheet of the Successor Company, see Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting” in the Notes to Consolidated Financial Statements (Unaudited).

Summary of Results

Second Quarter 2006 Compared with Second Quarter 2005

For the three month periods ended June 30, 2006 and 2005, the Company reported earnings from operations of $260 million and $48 million, respectively, and net income (loss) of $119 million and $(1.4) billion for the same respective periods. For the three months ended June 30, 2005, the Predecessor Company recognized net reorganization expense of $1.4 billion recorded in connection with our bankruptcy proceedings as well as $18 million in special items. For further details, see Note 1, “Voluntary Reorganization Under Chapter 11—Financial Statement Presentation” and Note 18, “Special Items” in the Notes to Consolidated Financial Statements (Unaudited).

The $212 million improvement in the Company’s operating results for the three month period ending June 30, 2006, as compared to the same period in 2005, is primarily a result of increased adjusted passenger revenue per revenue passenger mile (“yield”) and traffic, partially offset by higher fuel costs.

Operating Revenues.   Compared to the same quarter last year, total operating revenue increased $690 million, or 16%, to $5.1 billion.

	Three Months Ended June 30,		Increase/	%
(in millions)	2006	2005	(Decrease)	Change
Operating revenues:
Passenger—United Airlines	$3,806	$3,301	$505	15.3
Passenger—Regional Affiliates	761	632	129	20.4
Cargo	194	180	14	7.8
Other operating revenues	352	310	42	13.5
	$5,113	$4,423	$690	15.6

Strong demand, industry capacity restraint and yield improvements all contributed to a $634 million increase in consolidated passenger revenue. Cargo revenue increased $14 million or 8% year-over-year due primarily to improved yield. Other revenue increased $42 million compared to the same quarter last year, primarily due to an increase in United Aviation Fuels Corporation (“UAFC”) third-party fuel trading revenue.

Mainline operating revenue per available seat mile (“RASM”) increased 12% during the quarter. Mainline traffic increased 5% on a 3% increase in capacity, resulting in a 1.5 point increase in load factor to 84.9%. The higher load factor along with a 10% increase in yield produced a 12% year-over-year increase in mainline passenger revenue per available seat mile (“PRASM”). Regional affiliate PRASM was 15% higher than last year driven by a 9% increase in yield and a 4.3 point increase in load factor as compared to the second quarter of 2005.

The table below sets forth selected operating data by reportable segment and regional affiliates for UAL consolidated operations:

	(a) North America	Pacific	Atlantic	Latin	Mainline	(a) Regional Affiliates	Consolidated
Three Months Ended June 30, 2006:
ASM (in millions)	22,051	8,025	4,797	1,318	36,191	3,888	40,079
RPM (in millions)	18,699	6,754	4,178	1,112	30,743	3,148	33,891
Passenger revenues (in millions)	$2,445	$728	$510	$123	$3,806	$761	$4,567
PRASM (cents)	11.09	9.07	10.63	9.30	10.51	19.57	11.39
Yield (cents)(b)	13.02	10.75	12.18	10.82	12.34	24.17	13.44
Load factor (percent)	84.8	84.2	87.1	84.4	84.9	81.0	84.6
Three Months Ended June 30, 2005:
ASM (in millions)	21,001	7,955	4,882	1,294	35,132	3,712	38,844
RPM (in millions)	17,600	6,487	4,218	996	29,301	2,846	32,147
Passenger revenues (in millions)	$2,042	$671	$482	$106	$3,301	$632	$3,933
PRASM (cents)	9.72	8.44	9.88	8.17	9.40	17.02	10.13
Yield (cents)(b)	11.55	10.31	11.32	10.38	11.22	22.21	12.19
Load factor (percent)	83.8	81.5	86.4	77.0	83.4	76.7	82.8

   (a)   The Company aggregates Regional Affiliates results within the North America segment for segment reporting purposes in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) in Note 9—“Segment Information” of the Notes to Consolidated Financial Statements (Unaudited).

  (b)   Segment yields exclude charter revenue and revenue passenger miles.

All of our entities posted positive results due to strong customer demand and an improved pricing environment. Strong domestic demand and significant capacity reductions in the domestic market led to a 14% increase in North America PRASM. North America posted a 20% increase in revenue on 5% higher capacity due to 13% higher yield and 1.0 point higher load factor. Pacific revenue was up 8% on 1% higher capacity due to 4% higher yield and a 2.7 point increase in load factor. Atlantic revenue was up 6% on 2% lower capacity due to 8% higher yield and 0.7 point higher load factor. Latin America revenue was up 16% on 2% higher capacity due to 4% higher yield and a 7.4 point increase in load factor.

On a consolidated basis, PRASM increased 12% year-over-year driven by a 10% increase in yield and 1.8 point higher load factor.

Operating Expenses.   The Company reported 2006 second quarter total operating expenses of $4.9 billion, an increase of $478 million, or 11%, as compared to the same period in 2005. In addition, the Company announced a cost reduction program that is expected to reduce projected 2007 expenses by $400 million, as discussed in “Overview” above.

	Three Months Ended June 30,		Increase/	%
(in millions)	2006	2005	(Decrease)	Change
Operating expenses:
Aircraft fuel	$1,250	$955	$295	30.9
Salaries and related costs	1,071	1,052	19	1.8
Regional affiliates	715	685	30	4.4
Purchased services	447	383	64	16.7
Aircraft maintenance materials and outside repairs	257	227	30	13.2
Landing fees and other rent	225	225	—	—
Depreciation and amortization	218	201	17	8.5
Cost of sales	190	147	43	29.3
Aircraft rent	109	109	—	—
Commissions	82	76	6	7.9
Special operating items	—	18	(18)	—
Other operating expenses	289	297	(8)	(2.7)
	$4,853	$4,375	$478	10.9

In spite of significant accomplishments in restructuring our operating expenses, including significant contributions from employees and creditors through the bankruptcy process, higher fuel costs have had a significant adverse affect on operating expenses. For the second quarter, mainline fuel expense increased 31% from $955 million in 2005 to $1.3 billion in 2006. Mainline fuel price increased 27% from $1.71 per gallon to $2.16 per gallon, while fuel consumption increased 4% year-over-year due to increased capacity. The Company also recognized a fuel hedge loss of $2 million in the second quarter of 2006.

Salaries and related costs increased by $19 million in the second quarter of 2006, as compared to the same quarter a year ago. The Company recorded $40 million of expense for stock-based compensation resulting from the adoption SFAS 123R effective January 1, 2006. The Company recognized no such stock-based compensation expense in second quarter 2005. Stock-based compensation expense will continue to impact the Company’s salaries and related costs during the remainder of 2006, with $27 million expected to be recorded in the third quarter, $20 million in the fourth quarter, and $156 million for the full year of 2006.

Also, during the second quarter of 2006, and as part of the $400 million cost reduction program, the Company announced its intention to reduce general and administrative expense by $100 million. As part of this initiative, the Company announced its intention to reduce its workforce by approximately 1,000 salaried and management positions by the end of 2006. The Company also announced the closing of a satellite Mileage Plus domestic award travel call center and other domestic call center facilities. As a result, the Company recorded severance-related charges of approximately $22 million in the second quarter of 2006 in accordance with Statement of Financial Accounting Standards No. 112 (As Amended)—“Employers’ Accounting for Postemployment Benefits” (“SFAS 112”).

Offsetting these cost increases is the improvement of labor productivity due to the Company’s continuous improvement efforts across its operations and the outsourcing of certain non-core functions. Productivity improved 7% during the second quarter of 2006, as compared to the second quarter of 2005, since full-time equivalent employees decreased by 4% while mainline capacity increased by 3% between periods.

Regional affiliate expense increased $30 million, or 4%, during the second quarter of 2006 compared to the same period of 2005 due to a 5% increase in capacity and a 24% increase in fuel price. The cost of fuel cost rose to $219 million in the second quarter of 2006 from $170 million in the same period of 2005. Regional affiliate operating cost per available seat mile (“CASM”) was relatively flat despite the fuel price increase year-over-year. The Company had completed its transition from the Air Wisconsin Aviation Corporation (“AWAC”) capacity agreement to new regional carriers, and was receiving the benefit of the restructured lower-cost regional carrier capacity agreements during the second quarter of 2006. The improvements from the Company’s overall network optimization, together with the replacement of some 50-seat regional jets with 70-seat regional jets, have also contributed to an 8% reduction of regional affiliate CASM excluding fuel.

Purchased services increased $64 million, or 17%, for the second quarter of 2006, as compared to the same period in 2005, driven by a $35 million increase in outsourcing costs, a $10 million increase in post-bankruptcy professional fees which were classified as reorganization expenses by the Predecessor Company and a $6 million increase in credit card fees due to higher revenue. The Company recently outsourced certain categories of its technology operations, and has further increased the outsourcing of call centers, aircraft maintenance and certain airport functions. The offsetting benefits of higher outsourcing costs are reflected in a 4% reduction in manpower noted for salaries and related costs. The Company expects to continue to increase outsourcing of various functions in future periods wherever this produces economic and operational benefits.

Aircraft maintenance materials and outside repairs increased $30 million, or 13%, year-over-year primarily due to engine-related maintenance cost increases. We began outsourcing a portion of the repair of our PW4000 engines, which resulted in higher costs for the quarter. Part of the increase is related to the one-time costs associated with transition of the work, which will end in the third quarter. We also experienced a rate increase in the power-by-the-hour contract for our Airbus V2500 engines.

As discussed in Note 1—“Voluntary Reorganization Under Chapter 11—Fresh Start Reporting” in the Notes to Consolidated Financial Statements (Unaudited), the Company revalued its assets and liabilities to estimated fair values. This resulted in increased intangible asset values which drove the $17 million increase in the Company’s depreciation and amortization expense in the second quarter of 2006, compared with the second quarter of 2005. The magnitude of the impact to this expense was tempered by the fact that some of the newly-recognized intangible assets were determined to have indefinite lives under the provisions of SFAS 142.

Cost of sales increased $43 million year-over-year as a result of higher UAFC third-party fuel sales of $28 million, which is consistent with the related increase in third-party fuel revenues noted above.

In the second quarter of 2005, the Company recognized a charge of $18 million for aircraft impairments related to the planned accelerated retirement of certain aircraft currently operated by AWAC.

The Company’s consolidated CASM increased by 8% from 11.26 cents for the three months ending June 30, 2005 to 12.11 cents for the same period in 2006. Mainline CASM increased 9 percent while regional affiliates CASM remained relatively flat year-over-year. Excluding fuel and UAFC, mainline CASM was 7.70 cents for the quarter ended June 30, 2006, an increase of 2% over the previous comparable period. Excluding fuel and UAFC, consolidated CASM essentially remained unchanged from the second quarter of 2005.

Non-operating expenses.   Compared to second quarter 2005, non-operating expenses increased by $48 million, from $96 million in the second quarter of 2005 to $144 million in the second quarter of 2006.

	Three Months Ended June 30,		Better/	%
(in millions)	2006	2005	(Worse)	Change
Other income (expense):
Interest expense	$(211)	$(111)	$(100)	(90.1)
Interest income	67	6	61	—
Interest capitalized	4	—	4	—
Miscellaneous, net	(4)	9	(13)	—
	$(144)	$(96)	$(48)	(50.0)

The increase in non-operating expense was primarily driven by additional interest expense, partially offset by increased interest income. Interest expense increased $100 million year-over-year. Interest cost on the Credit Facility in the second quarter was higher than interest cost for the DIP Financing in the prior year, primarily due to a significantly higher outstanding principal balance between periods. The Company also recorded non-cash interest costs in the second quarter associated with the amortization of various mark-to-market discounts which were recorded on all debt and capital leases in accordance with fresh-start reporting. Increases in interest income of $61 million were driven by a higher cash balance and improved rates of return on short-term investments.

First Six Months of 2006 Compared with First Six Months of 2005

For the first six months ended June 30, 2006, the Company reported earnings from operations of $89 million as compared to a loss from operations of $202 million for the same period in 2005. In addition, the Company reported net income (loss) of $22.7 billion and $(2.5) billion for the first six months of 2006 and 2005, respectively. For the one month ended January 31, 2006, the Predecessor Company recognized a non-cash gain of $24.6 billion on the discharge of claims and liabilities pursuant to the terms of the confirmed Plan of Reorganization. During the second quarter of 2005, the Predecessor Company recognized net reorganization expense of $2.2 billion recorded in connection with our bankruptcy proceedings as well as $18 million in special items. For further details, see Note 1, “Voluntary Reorganization Under Chapter 11—Financial Statement Presentation and Fresh-Start Reporting” and Note 18, “Special Items” in the Notes to Consolidated Financial Statements (Unaudited).

The $291 million year-over-year improvement in the Company’s operating results was achieved despite increased fuel costs and was driven by continued strong revenue performance reflecting strong customer demand and a more favorable pricing environment.

Operating Revenues.   Compared to the same six month period last year, total operating revenue increased $1.2 billion, or 15%, to $9.6 billion.

	Predecessor	Successor	Combined	Predecessor
	Period from	Period from	Periods	Six Months
	January 1 to January 31,	February 1 to June 30,	Ended June 30,	Ended June 30,	Increase/	%
(in millions)	2006	2006	2006(a)	2005	Decrease	Change
Operating revenues:
Passenger—United Airlines	$1,074	$5,988	$7,062	$6,217	$845	13.6
Passenger—Regional Affiliates	204	1,226	1,430	1,156	274	23.7
Cargo	56	318	374	352	22	6.3
Other operating revenues	124	588	712	613	99	16.2
	$1,458	$8,120	$9,578	$8,338	$1,240	14.9

        (a) The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and five months ended June 30, 2006 (Successor Company).

Similar to the second quarter of 2006, strong demand, industry capacity restraint and yield improvements all contributed to a $1.1 billion, or 15%, increase in total passenger revenue to $8.5 billion for the six months ended June 30, 2006 on only a 2.5% increase in the Company’s consolidated capacity. Cargo revenue increased $22 million or 6% year-over-year due primarily to improved yield and higher fuel surcharge revenues. Other revenue increased $99 million compared to the same six month period last year, primarily due to an $82 million increase in UAFC third-party fuel trading revenue.

Mainline yield increased 10% while mainline traffic increased 4% on a 2% increase in capacity (load factor up 1.6 points), resulting in a 12% year-over-year increase in mainline PRASM. Regional affiliate PRASM was 14% higher than last year driven by a 9% increase in yield and a 3.6 point increase in load factor. Consolidated PRASM increased 12% year-over-year, as did consolidated RASM.

The table below presents selected operating data by reportable segment and regional affiliates for UAL consolidated operations:

	(c) North America	Pacific	Atlantic	Latin	Mainline	(c) Regional Affiliates	Consolidated
Six Months Ended June 30, 2006(a):
ASM (in millions)	42,870	15,661	9,114	3,034	70,679	7,622	78,301
RPM (in millions)	35,270	13,018	7,468	2,449	58,205	5,972	64,177
Passenger revenues (in millions)	$4,515	$1,385	$902	$260	$7,062	$1,430	$8,492
PRASM (cents)	10.53	8.84	9.89	8.56	9.99	18.77	10.85
Yield (cents)(b)	12.75	10.61	12.01	10.40	12.09	23.95	13.20
Load factor (percent)	82.3	83.1	81.9	80.7	82.4	78.4	82.0
Six Months Ended June 30, 2005:
ASM (in millions)	41,211	15,612	9,794	2,774	69,391	7,023	76,414
RPM (in millions)	33,373	12,615	7,950	2,147	56,085	5,250	61,335
Passenger revenues (in millions)	$3,831	$1,275	$889	$222	$6,217	$1,156	$7,373
PRASM (cents)	9.29	8.17	9.08	8.01	8.96	16.45	9.65
Yield (cents)(b)	11.43	10.06	10.91	10.01	11.03	22.01	11.97
Load factor (percent)	81.0	80.8	81.2	77.4	80.8	74.8	80.3

   (a)   The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and five months ended June 30, 2006 (Successor Company).

  (b)   Segment yields exclude charter revenue and revenue passenger miles.

   (c)   The Company aggregates Regional Affiliates results within the North America segment for segment reporting purposes in accordance with SFAS 131 in Note 9—“Segment Information” of the Notes to Consolidated Financial Statements (Unaudited).

Mainline and regional affiliates showed strong revenue performance in the first six months of 2006 due to increased demand and competitive capacity restraint. Consolidated PRASM increased 12% year-over-year driven by a 10% increase in yield and a 1.7 point higher load factor.

For the six months ended June 30, 2006, mainline passenger revenue increased 14% year-over-year on 2% higher capacity due to 10% higher yield and a 1.6 point increase in load factor. The North America segment posted an 18% increase in passenger revenue on 4% higher capacity due to 12% higher yield and a 1.3 point increase in load factor. Pacific posted a 9% increase in passenger revenue on flat capacity due to 5% higher yield and a 2.3 point increase in load factor. Atlantic posted 1% increase in passenger revenue on 7% lower capacity due to 10% higher yield and a 0.7 point increase in load factor. Latin posted a 17% increase in passenger revenue on 9% higher capacity due to 4% higher yield and a 3.3 point increase in load factor.

Regional Affiliates passenger revenue increased 24% on 9% higher capacity due to 9% higher yield and a 3.6 point increase in load factor. Consolidated passenger revenue increased 15% on 2.5% higher capacity due to 10% higher yield and a 1.7 point increase in load factor.

Operating Expenses.   The Company reported total operating expenses of $9.5 billion in the first six months of 2006, an increase of $949 million, or 11%, as compared to the same period in 2005. Excluding the cost of mainline and regional affiliate fuel and UAFC third-party fuel sales, operating expenses for the six months ended June 30, 2006 increased 3% compared with 2005. Consolidated traffic volumes were up 5% for the same period on a 2.5% increase in combined mainline and regional affiliate capacity. During the second quarter of 2006, the Company announced a cost reduction program that is expected to reduce projected 2007 expenses by $400 million, as discussed in “Overview” above.

	Predecessor	Successor	Combined	Predecessor
	Period from	Period from	Periods	Six Months
	January 1 to January 31,	February 1 to June 30,	Ended June 30,	Ended June 30,	Increase/	%
(in millions)	2006	2006	2006(a)	2005	Decrease	Change
Operating expenses:
Aircraft fuel	$362	$1,955	$2,317	$1,760	$557	31.6
Salaries and related costs	358	1,797	2,155	2,085	70	3.4
Regional affiliates	228	1,183	1,411	1,330	81	6.1
Purchased services	134	743	877	744	133	17.9
Aircraft maintenance materials and outside repairs	80	436	516	446	70	15.7
Landing fees and other rent	75	370	445	458	(13)	(2.8)
Depreciation and amortization	68	366	434	414	20	4.8
Cost of sales	65	318	383	290	93	32.1
Aircraft rent	30	184	214	229	(15)	(6.6)
Commissions	24	133	157	153	4	2.6
Special operating items	—	—	—	18	(18)	—
Other operating expenses	86	494	580	613	(33)	(5.4)
	$1,510	$7,979	$9,489	$8,540	$949	11.1

   (a)   The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and five months ended June 30, 2006 (Successor Company).

Salaries and related costs increased $70 million, or 3%, year-over-year driven by $109 million of expense recorded for the Company’s stock-based compensation plans in the first six months of 2006 in accordance with the adoption of SFAS 123R, effective January 1, 2006. No such stock-based compensation expense was recognized in the same period of 2005. Stock-based compensation expense will continue to impact the Company’s salaries and related costs during the remainder of 2006, with $27 million expected to be recorded in the third quarter, $20 million in the fourth quarter, and $156 million for the full year of 2006.

The Company also recorded severance-related charges of approximately $22 million in the second quarter of 2006 in accordance with SFAS 112. These cost increases were tempered by a 6% year-over-year improvement in labor productivity resulting from the Company’s continuous improvement efforts and selective outsourcing of certain non-core functions.

For the first six months ended June 30, 2006, mainline aircraft fuel expense increased 32% from $1.8 billion in 2005 to $2.3 billion in 2006. Mainline fuel price increased from $1.59 per gallon to $2.06 per gallon, while fuel consumption increased 1.6% on a 2% increase in mainline capacity. The Company also recognized a fuel hedge gain of $7 million in aircraft fuel expense in the first six months of 2006. Although the Predecessor Company also had fuel hedges in place in the first six months of 2005, the related gain of $40 million was recognized as non-operating income since these hedges were non-designated.

Regional affiliate expense increased $81 million, or 6% during the first six months of 2006 compared to the same period last year, due to a 9% increase in capacity and a 25% increase in fuel price. Regional affiliate CASM declined 2% despite the fuel price increase year-over-year reflecting the benefit of the restructured lower-cost regional carrier capacity agreements during the first six months of 2006 along with network optimization and the replacement of some 50-seat regional jets with 70-seat regional jets. Excluding the cost of fuel, regional affiliate CASM declined 10% year-over-year.

Purchased services increased $133 million, or 18%, during the first six months of 2006, compared to the same period in 2005, driven by a $59 million increase in outsourcing costs reflecting increased outsourcing of various non-core work activities, a $19 million increase in post-bankruptcy professional fees, which were classified as reorganization expenses by the Predecessor Company along with a $10 million increase in credit card fees due to higher revenue. The offsetting benefits of higher outsourcing costs are reflected in a 4% reduction in manpower associated with the 6% labor productivity improvement noted for salaries and related costs.

For the first six months ended June 30, 2006, aircraft maintenance materials and outside repairs increased $70 million, or 16%, year-over-year primarily due to engine-related maintenance cost increases as noted in the discussion of second quarter aircraft maintenance costs, above. The outsourcing of certain maintenance work, such as the repair of PW4000 engines, results in a favorable impact on United manpower and related compensation costs.

As discussed in Note 1—“Voluntary Reorganization Under Chapter 11—Fresh Start Reporting” in the Notes to Consolidated Financial Statements (Unaudited), the Company revalued its assets and liabilities to estimated fair values. The $2.8 billion increase in intangible assets drove the $20 million increase in the Company’s depreciation and amortization expense in the second quarter of 2006, compared with the second quarter of 2005. The magnitude of this increase was tempered by the fact that some of the newly-recognized intangible assets were determined to have indefinite lives under the provisions of SFAS 142.

Cost of sales increased $93 million year-over-year primarily as a result of higher UAFC third-party fuel sales of $79 million, consistent with the related increase in UAFC third-party fuel revenues noted above.

Aircraft rent decreased $15 million year-over-year due to restructured and rejected aircraft financings pursuant to Section 1110 of the Bankruptcy Code, as well as due to changes in the accounting classification of financings for certain of the Company’s operating aircraft and engines as of the adoption of fresh-start reporting.

Other operating expense decreased $33 million in the first six month period of 2006, as compared to the first six months of 2005. Upon adoption of fresh-start reporting, the Company revalued its frequent flyer accrual to estimated fair value and changed its accounting policy to a deferred revenue model for the Successor Company. For periods on or after February 1, 2006, adjustments to the frequent flyer accrual are recorded to passenger and other operating revenues, whereas periodic adjustments under the incremental cost basis were recognized in other operating expense. See “Critical Accounting Policies” below for further details.

During the second quarter of 2005, the Company recognized a charge of $18 million for aircraft impairments related to the planned accelerated retirement of certain aircraft currently operated by AWAC.

Higher fuel costs have had a significant adverse affect on the Company’s operating expenses and resulted in an 8% increase in the Company’s consolidated CASM during the first six months of 2006, compared to the same period of 2005. Excluding fuel and UAFC, consolidated CASM for the six months ended June 30, 2006 was 0.8% higher than in 2005.

Non-operating expenses.   Compared to the first six months of 2005, non-operating expenses increased $136 million.

	Six Months Ended June 30,		Better/	%
(in millions)	2006(a)	2005	(Worse)	Change
Other income (expense):
Interest expense	$(394)	$(220)	$(174)	(79.1)
Interest income	101	10	91	910.0
Interest capitalized	7	(5)	12	—
Miscellaneous, net	2	67	(65)	(97.0)
	$(284)	$(148)	$(136)	(91.9)

(a)           The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and five months ended June 30, 2006 (Successor Company).

The overall increase in non-operating expenses was driven by a $174 million increase in interest expense, which was partly due to the higher outstanding principal balance of the Credit Facility for the Successor Company, as compared to the lower DIP Financing balance for the Predecessor Company. Interest expense in the combined six month period of 2006 was also unfavorably impacted by the associated amortization of various mark-to-market discounts which were recorded on all debt and capital leases in accordance with fresh-start reporting. Interest income increased $91 million year-over-year reflecting a higher cash balance in 2006, as well as higher rates of return on certain investments. In the first six months of 2005, the Company recorded $40 million of fuel hedge gains which were non-designated into other operating income, while in the combined six month period of 2006 the $7 million gain from economic fuel hedges was recognized in aircraft fuel expense.

Liquidity and Capital Resources

Liquidity.   UAL’s total of cash, cash equivalents and short-term investments, including restricted cash, was $5.1 billion at June 30, 2006 compared to $2.8 billion at December 31, 2005.

As of June 30, 2006, the Company had $906 million in restricted cash, a decrease of $51 million as compared to December 31, 2005. Restricted cash primarily represents cash collateral to secure workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. We may be required to post significant additional cash collateral to meet such obligations in the future.

In October 2005, the Company entered into a new processing agreement for MasterCard and Visa credit card transactions with JPMorgan Chase Bank, N.A. and Paymentech, L.P. The agreement replaces our former processing agreement with National Processing Company (which expired on January 15, 2006) and provides credit card processing services for transactions on and after January 16, 2006. The processing agreement required us to initially establish a restricted cash reserve to secure the potential obligations to customers using a credit card form of payment in the event the Company does not provide the ticketed transportation services. The amount of this reserve is determined by applying a reserve percentage to the Company’s aggregate then-outstanding bank card air traffic liability. The reserve percentage will vary between zero and 100% based upon our credit rating and our ability to comply with the fixed charge ratio and unrestricted cash covenants under the Credit Facility. The processing agreement expires on December 31, 2012. At June 30, 2006 the amount of the reserve increased to $354 million, consistent with the second quarter seasonal increase in advance bookings. This reserve was calculated using a reserve percentage less than the maximum requirement. Any significant future increase in the actual reserve percentage required under the processing agreement could have a material adverse effect on the Company’s liquidity.

Concurrently with entering into the processing agreement, we entered into an amendment to our agreement with Chase regarding the Mileage Plus Visa card under which Chase pays for frequent flyer miles earned by Mileage Plus members for making purchases using the Mileage Plus Visa card. The amended agreement includes an annual guaranteed payment for the purchase of frequent flyer miles. In addition to extending the agreement until 2012 and making certain other adjustments in the relationship, the amended agreement provides for an advance purchase of miles of $200 million. This advanced purchase of miles will reduce the annual guaranteed payment for 2006 through 2009 by $75 million per year. In addition, the Company provided a junior lien upon, and security interest in, all collateral pledged or in which security interest is granted, as security in connection with the Credit Facility. The security interest is junior to other Credit Facility debt, and will apply to no more than $850 million in total advance purchases at any time.

Operating Activities.   We generated cash from operations of $1.1 billion in the combined six month period ended June 30, 2006. Cash generated from operations was $818 million for the six months ended June 30, 2005. The higher operating cash flow generated in 2006 was due to improved results of operations and higher growth in advanced ticket sales, among other smaller changes.

The Company made a cash contribution of $154 million related to its defined contribution plans during the combined six month period of 2006. Detailed information regarding the Company’s defined benefit and defined contribution plans is included in Note 7, “Retirement and Postretirement Plans” in the Notes to Consolidated Financial Statements (Unaudited).

Investing Activities.   Cash provided by investing activities was $157 million in the combined six month period ended June 30, 2006, compared to cash used of $113 million in the six month period ended June 30, 2005. Cash released from segregated funds in the combined six month period of 2006 provided $200 million in proceeds and the sale of the subsidiary My Points generated an additional $56 million in proceeds. Cash proceeds from short-term investments decreased by $44 million in the combined six months ended June 30, 2006, as compared to the first six months of 2005. The reduction in restricted cash balances provided $51 million of cash proceeds in the combined six month period of 2006, as compared to cash used to increase restricted cash of $91 million in the six months ended June 30, 2005.

During the six months ended June 30, 2006, the Company did not reject or return any aircraft under Section 1110 of the Bankruptcy Code, although the sale of eight non-operating B767-200 aircraft drove the $18 million in proceeds from the disposition of property and equipment.

Financing Activities.   Cash generated through financing activities was $1.1 billion in the combined six month period ended June 30, 2006, compared to cash used of $187 million during the first six months of 2005. During the combined six months of 2006, we made principal payments under long-term debt and capital lease obligations of $1.6 billion and $40 million, respectively, including the repayment of the DIP facility.

The Company secured access to up to $3.0 billion in secured exit financing which consists of a $2.45 billion term loan, $350 million additional draw term loan and a $200 million revolving credit line. On the Effective Date, $2.45 billion of the $2.8 billion term loan and the entire revolving credit line was drawn and used to repay the DIP Financing as noted below and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, the Company repaid $161 million on the revolving credit line and accessed the remaining $350 million on the delayed draw term loan. For further details on the Credit Facility, see Note 11, “Debt Obligations” in the Notes to Consolidated Financial Statements (Unaudited).

At June 30, 2006, we had a total of $2.8 billion in debt outstanding under the Credit Facility and $62 million in letters of credit. The DIP Financing was repaid on the Effective Date with the proceeds from the Credit Facility. For further details, see Note 1, “Voluntary Reorganization Under Chapter 11—DIP Financing” in the Notes to Consolidated Financial Statements (Unaudited).

During the combined six months of 2006, the Company secured control of 14 aircraft that were included in the 1997-1 EETC transaction by remitting $281 million to the 1997-1 EETC trustee on behalf of the holders of the Tranche A certificates. The Company subsequently refinanced the 14 aircraft on March 28, 2006 with the $350 million delayed draw term loan provided under the Credit Facility. The 14 aircraft are comprised of four B737 aircraft, two B747 aircraft, four B777 aircraft and four A320 aircraft. In addition, the Company completed definitive documentation in July 2006, as discussed in Note 1—“Voluntary Reorganization Under Chapter 11”, with regard to the three post-1997 EETC financing transactions. This resulted in six B757 aircraft and one B747 aircraft converting from leased to owned.

At June 30, 2006, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.5 billion, after deducting advance payments. Our current commitments are primarily for the purchase of A319 and A320 aircraft. The Company has the right to cancel these orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take future delivery of these aircraft. For further details, see Note 14, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements (Unaudited).

In May 2006, United entered into an agreement with the Denver International Airport (“DEN”) to vacate certain leased gates over a twelve-month transition period. In exchange, DEN agreed to build a regional jet facility and reduce United’s annual rental expense by $5 million in 2006 and no more than $10 million per year thereafter, through year 2024.

Critical Accounting Policies

For complete information regarding the Company’s critical accounting policies, see “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in UAL’s Annual Report on Form 10-K for the year 2005. The following information details significant changes to the Company’s critical accounting policies since year-end.

Fresh-Start Reporting.   In connection with the emergence from Chapter 11 protection as of February 1, 2006, the Company adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, UAL’s assets, liabilities and equity were valued at their respective fair values. The excess reorganization value over the fair value of tangible and identifiable intangible assets has been reflected as goodwill in the accompanying Statements of Consolidated Financial Position (Unaudited).

Fair value of assets and liabilities represents the Company’s best estimate based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the asset and liability valuations will be realized, and actual results could vary materially from those estimates. In accordance with SFAS 141, the preliminary allocation of the equity values is subject to additional adjustment within one year after emergence from bankruptcy as additional or improved information on asset and liability valuations becomes available.

To facilitate the calculation of the enterprise value of the Successor Company, we developed a set of financial projections. Based on these financial projections, and with the assistance of financial advisors, the equity value was determined by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows using the Company’s financial projections.

The estimated enterprise value, and corresponding equity value, is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions that cannot be guaranteed. The estimated equity value of the Company was calculated to be approximately $1.9 billion. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the reasonable control of the Company. Moreover, the market value of the Company’s common stock may differ materially from the equity valuation.

See Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting” in the Notes to the Consolidated Financial Statements (Unaudited) for further details related to the fresh-start fair value adjustments.

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

The deferred revenue measurement method used to record fair value of the frequent flyer award liability on the Effective Date was to allocate an equivalent per mile weighted-average ticket value to each outstanding mile, based upon projected redemption patterns for available award choices when such miles are consumed. Such value was estimated assuming redemptions on both United and other participating carriers in the Mileage Plus program, and by estimating the relative proportions of awards to be redeemed by class of service within broad geographic segments of the Company’s operations, including North America, Atlantic, Pacific and Latin America.

The fresh-start valuation adjustment at the Effective Date resulted in a $2.4 billion increase to the frequent flyer award liability.

Under the previous method of accounting for this program, the Company estimates that for the 11-month period ending December 31, 2006 it would have recognized approximately $18 million in advertising expense, and would have reduced earned revenues by approximately $136 million, in order to account for the effects of the program on its financial statements for that hypothetical period. Such estimated adjustments would have been required to recognize the effect of an assumed 2.8% growth in outstanding miles earned, among other assumptions such as projected miles to be earned and redeemed, the rate of breakage of miles, and the ongoing award redemption patterns of members.

Under the new method of accounting for this program, the Company estimates that for the 11-month period ending December 31, 2006 it will reduce earned revenue by approximately $190 million in order to account for the effects of the program on its financial statements for that hypothetical period. This estimated adjustment would be required using the same assumed 2.8% annual growth rate in outstanding miles, among other key assumptions such as projected miles to be earned and redeemed and ongoing award redemption patterns by Mileage Plus members. The projected hypothetical accounting impact under this new policy would be to earned revenues only, since the Company’s new accounting policy does not continue the use of the former incremental cost method, which was adjusted to advertising expense under that prior policy.

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

Management must also estimate the expected redemption patterns of Mileage Plus customers, who have a number of different award choices when redeeming their miles, each of which can have materially different values. Such choices include different classes of service (first, business and several coach award levels), as well as different flight itineraries, such as domestic and international routings, and different itineraries within domestic and international regions of United’s and other participating carriers’ flight networks. Customer redemption patterns may also be influenced by program changes which occur from time to time and which introduce new award choices, or make material changes to the terms of existing award choices; management must often assess the probable impact of such program changes on future customer behavior using limited data, which requires the use of significant judgment. Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer mileage redemption behavior to patterns which are not consistent with historical behavior can result in material changes to deferred revenue balances, and to recognized revenue as well.

Management’s estimate of the expected breakage of miles as of the fresh-start date, and for recognition of breakage post-emergence, also requires significant management judgment. United’s policy for the cancellation of miles is to deactivate Mileage Plus customer accounts for which there has been no activity for three consecutive years; however, deactivated accounts can be reactivated upon customer request. Management considers historical patterns of account breakage to be a useful indicator when estimating future breakage. Under its new deferred revenue accounting policy, the Company recognizes revenue from breakage of miles by amortizing such estimated breakage over the 36-month validity period. However, current and future changes to program rules and program redemption opportunities can significantly alter customer behavior from historical patterns with respect to inactive accounts. Such changes may result in material changes to the deferred revenue balance, as well as recognized revenues from the program. A hypothetical 1% change in our estimated breakage rate, currently estimated at 15% annually, has approximately a $17 million effect on the liability.

At June 30, 2006, our outstanding number of miles was approximately 487.6 billion. The Company currently estimates that approximately 416.1 billion of these miles will ultimately be redeemed and, accordingly, has recorded deferred revenue of $3.5 billion. A hypothetical 1% change in our outstanding number of miles or the weighted average ticket value has approximately a $39 million effect on the liability.

Goodwill and Intangible Assets.   In accordance with SFAS 142, the Company applies a fair value-based impairment test to the book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Goodwill and indefinite-lived intangible assets are significant assets and an impairment charge could have a material adverse effect on the Statements of Consolidated Financial Position (Unaudited), as well as the Statements of Consolidated Operations (Unaudited).

Upon the implementation of fresh-start reporting (see Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting” in the Notes to Consolidated Financial Statements (Unaudited)) the Company’s assets, liabilities and equity were valued at their respective fair value. The excess of reorganization value over the fair value of tangible and identifiable intangible assets has been reflected as goodwill in the accompanying Statements of Consolidated Financial Position (Unaudited) on the Effective Date. As discussed in Note 9, “Segments” in the Notes to Consolidated Financial Statements (Unaudited), there are three reportable segments with assigned goodwill aggregating $2.8 billion at June 30, 2006. In addition, the adoption of fresh-start reporting resulted in the recognition of $2.1 billion of indefinite-lived intangible assets.

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

We will perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. We expect to determine the estimated fair value based upon projected discounted future cash flows. We will recognize an impairment charge if the asset’s carrying value exceeds its estimated fair value.

We have not performed impairment testing on amounts of goodwill or indefinite-lived intangible assets subsequent to February 1, 2006, as there have been no events or changes that would indicate that such assets are impaired. We will perform annual impairment testing on goodwill and indefinite-lived intangible assets in the fourth quarter of 2006.

Outlook

As a result of improvement initiatives already underway, the Company expects to achieve a portion of the planned 2007 savings ahead of schedule in 2006. United has issued the following capacity guidance for the third quarter and full-year 2006:

Capacity (ASMs)	Third Quarter	Full Year
Mainline	+2.5 to 3.0 percent	+2.0 to 2.5 percent
Regional Affiliates	+6.0 to 7.0 percent	+9.0 to 10.0 percent
Consolidated	+3.0 to 3.5 percent	+2.5 to 3.0 percent

Capacity increases are driven by higher aircraft utilization as a result of the Company’s resource optimization efforts.

As of July 24, 2006, the Company had 28 percent of its mainline fuel consumption hedged for the third quarter of 2006 at an average price of $69.84 per barrel, excluding taxes, using crude oil swaps.

Forward-Looking Information

Certain statements throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward-looking and thus reflect our current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as “expects,” “will,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook” and similar expressions are intended to identify forward-looking statements.

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

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our senior secured revolving credit facility and term loan, as well as other financing arrangements; the costs and availability of financing; our ability to execute our business plan; our ability to utilize our net operating losses; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions (including interest rates, foreign currency exchange rates, crude oil prices, costs of aviation fuel and refining capacity in relevant markets); our ability to cost-effectively hedge against increases in the price of aviation fuel; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; labor costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand; capacity decisions of our competitors; U.S. or foreign governmental legislation, regulation and other actions; our ability to maintain satisfactory labor relations; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under the caption “Risk Factors” in Item 1A. of UAL’s Annual Report on Form 10-K for the year 2005, as well as other risks and uncertainties set forth from time to time in the reports we file with United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in UAL’s Annual Report on Form 10-K for the year 2005.

Interest Rate Risk—In the first quarter of 2006, the Company entered into an interest rate swap whereby it fixed the rate of interest on its credit facility. The Company will use interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. The swap will amortize according to a pre-established schedule starting in November 2007 through its expected maturity date of February 2012.

	Notional	Average	Estimated
(In millions, except average contract rates)	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Interest rate swap	$2,450	5.14%	$42

                 * Estimated fair values represent the amount the Company would pay/receive on June 30, 2006 to terminate the contracts.

Commodity Price Risk (Jet Fuel)—When market conditions indicate risk reduction is achievable, the Company enters into fuel option contracts to reduce its price risk exposure to jet fuel. The option contracts are designed to provide protection against increases in the price of aircraft fuel. As market conditions change, so may the Company’s hedging program.

Item 4.                        Controls and Procedures

The Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation to ensure with reasonable assurance that the Company’s disclosure controls and procedures were designed and operating effectively to collect, process and report within the required time periods, the information it is required to disclose in the reports it files with the Securities and Exchange Commission. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

There has been no change to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting, except that the Company is continuing to implement the controls established in the first quarter of 2006 to properly apply fresh start reporting (including material changes in Mileage Plus frequent flyer accounting, and the recognition of intangible assets and goodwill) and to adopt stock-based compensation accounting under SFAS 123R. The Company’s management will continue to evaluate its internal control over financial reporting as it executes the plan to eliminate 1,000 salaried and management positions in 2006.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

In re: UAL Corporation, et. al.

As discussed above, on the Petition Date the Debtors filed voluntary petitions to reorganize their businesses under Chapter 11 of the Bankruptcy Code. On October 20, 2005, the Debtors filed the Debtor’s First Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code and the Disclosure Statement. The Bankruptcy Court approved the Disclosure Statement on October 21, 2005.

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

Numerous pre-petition claims still await resolution in the Bankruptcy Court due to the Company’s objections to either the existence of liability or the amount of the claim. The process of determining whether liability exists and liquidating the amounts due is likely to continue for the remainder of 2006. Additionally, certain significant matters remain to be resolved in the Bankruptcy Court. For details see Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations” in the Notes to Consolidated Financial Statements (Unaudited).

Air Cargo/Passenger Surcharge Investigations

In February 2006, the European Commission and the U.S. Department of Justice commenced an international investigation into what government officials describe as a possible price fixing conspiracy relating to certain surcharges included in tariffs for carrying air cargo. In June 2006, United received a subpoena from the U.S. Department of Justice requesting information related to certain passenger pricing practices and surcharges applicable to international passenger routes. The Company is cooperating fully. United is considered a source of information for the investigation, not as a target. In addition to the federal grand jury investigation, United and other air cargo carriers have been named as defendants in over ninety class action lawsuits alleging civil damages as a result of the purported conspiracy. Those lawsuits have been consolidated for pretrial activities in the United States Federal Court for the Eastern District of New York. More than twenty additional putative class actions have been filed subsequently alleging violations of the antitrust laws with respect to passenger pricing practices. Penalties for violating competition laws can be severe, involving both criminal and civil liability. The Company is cooperating with the investigation while carrying out its own internal review of cargo pricing practices, and is not in a position to evaluate the potential financial impact of this litigation at this time. However, a finding that the Company violated either U.S. antitrust laws or the competition laws of some other jurisdiction could have a material adverse impact on the Company.

Summers v. UAL Corporation ESOP, et. al.

Certain participants in the UAL Corporation Employee Stock Ownership Plan (“ESOP”) sued the ESOP, the ESOP Committee and State Street Bank and Trust Company (“State Street”) in the U.S. District Court for the Northern District of Illinois (“the District Court”) in February 2003 seeking monetary damages in a purported class action that alleges that the ESOP Committee breached its fiduciary duty by not selling UAL stock held by the ESOP commencing as of July 19, 2001. The ESOP Committee appointed State Street in September 2002 to act as investment manager and fiduciary to manage the assets of the ESOP itself. In August 2005, a proposed settlement was reached between the plaintiffs and the ESOP Committee defendants. The agreed upon settlement amount is to be paid out of the $5.2 million in insurance proceeds remaining after deducting legal fees. State Street objected to the agreement during the required fairness hearing before the District Court. The Court nevertheless approved the settlement in October 2005, but also granted State Street’s motion for summary judgment, dismissing the underlying claims. Both sides appealed, from the District Court’s decision, and as a result, no settlement funds have been disbursed pending a ruling on appeal. In June 2006, the United States Court of Appeals for the Seventh Circuit affirmed the lower court’s ruling dismissing the claims against State Street and in effect rendering State Street’s challenge to the settlement agreement moot. The Plaintiffs have until September 25, 2006 to request review by the Supreme Court.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the quarter ended June 30, 2006 to be signed on its behalf by the undersigned thereunto duly authorized on the 1st day of August 2006.

UAL CORPORATION
By:	/s/ FREDERIC F. BRACE
Frederic F. Brace
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

*4.1

Indenture dated as of July 25, 2006 among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and The Bank of New York Trust Company, N.A., as Trustee, providing for issuance of 4.50% Senior Limited-Subordination Convertible Notes due 2021 (filed as Exhibit 4.1 to UAL’s Form 8-K filed July 27, 2006 and incorporated herein by reference)

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

With respect to the documents incorporated by reference to this Form 10-Q, UAL’s Commission File Number is 001-06033.

* As Previously Filed