Form 10-Q
period 2006-09-30
UAL CORP /DE/
filed 2006-11-08
CIK 100517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock ($0.01 par value)	110,729,885

UAL Corporation and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions, Except Shares)

	Successor	Predecessor
	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$4,081	$1,761
Restricted cash	340	643
Short-term investments	2	77
Receivables, less allowance for doubtful accounts (2006—$32; 2005—$23)	1,040	839
Prepaid fuel	250	258
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2006—$4; 2005—$66)	210	193
Deferred income taxes	127	—
Prepaid expenses and other	502	488
	6,552	4,259
Operating property and equipment:
Owned—
Flight equipment	8,919	13,443
Advances on flight equipment	103	128
Other property and equipment	1,377	3,837
	10,399	17,408
Less—accumulated depreciation and amortization	(364)	(6,106)
	10,035	11,302
Capital leases:
Flight equipment	1,538	2,581
Other property and equipment	19	84
	1,557	2,665
Less—accumulated amortization	(59)	(739)
	1,498	1,926
	11,533	13,228
Other assets:
Intangibles, less accumulated amortization (2006—$120; 2005—$218)	3,047	371
Goodwill	2,803	17
Aircraft lease deposits	523	477
Restricted cash	520	314
Investments	113	20
Prepaid rent	7	67
Other, net	765	589
	7,778	1,855
	$25,863	$19,342

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions, Except Shares)

	Successor	Predecessor
	September 30,	December 31,
	2006	2005
Liabilities and Stockholders’ Equity
Current liabilities:
Advance ticket sales	$2,004	$1,575
Mileage Plus deferred revenue	1,032	681
Accrued salaries, wages and benefits	804	844
Advanced purchase of miles (Note 17)	694	679
Long-term debt maturing within one year (Note 11)	665	13
Accounts payable	637	596
Accrued interest	271	32
Fuel purchase commitments	250	258
Current obligations under capital leases (Note 15)	101	20
Other	804	536
	7,262	5,234
Long-term debt (Note 11)	8,567	1,298
Long-term obligations under capital leases (Note 15)	1,357	102
Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,509	242
Postretirement benefit liability (Note 7)	2,066	1,932
Deferred income taxes	760	428
Deferred pension liability (Note 7)	129	95
Other	768	555
	6,232	3,252
Liabilities subject to compromise	—	35,016
Mandatorily convertible preferred securities (Note 12)	356	—
Commitments and contingent liabilities (Note 14)
Stockholders’ equity (deficit):
Predecessor preferred stock (Note 12)	—	—
Successor preferred stock (Note 12)	—	—
Predecessor Company common stock at par, $0.01 par value; authorized 200,000,000 shares; issued 132,342,405 shares at December 31, 2005	—	1
Successor Company common stock at par, $0.01 par value; authorized 1,000,000,000 shares; issued 110,687,885 shares at September 30, 2006	1	—
Additional capital invested	2,021	5,064
Retained earnings (deficit)	82	(29,122)
Predecessor Company stock held in treasury, at cost
Preferred, 10,213,519 depositary shares	—	(305)
Common, 16,121,446 shares	—	(1,162)
Accumulated other comprehensive loss	(15)	(36)
	2,089	(25,560)
	$25,863	$19,342

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In Millions, Except per Share Amounts)

	Successor	Predecessor
	Three Months Ended September 30,
	2006	2005
Operating revenues:
Passenger—United Airlines	$3,916	$3,467
Passenger—Regional Affiliates	773	662
Cargo	183	174
Other operating revenues	304	352
	5,176	4,655
Operating expenses:
Aircraft fuel	1,368	1,106
Salaries and related costs	1,060	1,008
Regional affiliates	713	722
Purchased services	426	375
Aircraft maintenance materials and outside repairs	252	199
Depreciation and amortization	226	206
Landing fees and other rent	199	235
Cost of third party sales	153	190
Aircraft rent	104	87
Commissions	91	74
Special operating items (Note 18)	(30)	—
Other operating expenses	279	288
	4,841	4,490
Earnings from operations	335	165
Other income (expense):
Interest expense	(164)	(129)
Interest income	72	8
Interest capitalized	3	1
Miscellaneous, net	3	23
	(86)	(97)
Earnings before reorganization items, income taxes and equity in earnings of affiliates	249	68
Reorganization items, net	—	(1,840)
Earnings (loss) before income taxes and equity in earnings of affiliates	249	(1,772)
Income taxes	60	—
Earnings (loss) before equity in earnings of affiliates	189	(1,772)
Equity in earnings of affiliates	1	—
Net income (loss)	$190	$(1,772)
Earnings (loss) per share, basic	$1.62	$(15.26)
Earnings (loss) per share, diluted	$1.30	$(15.26)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In Millions, Except Per Share Amounts)

	Successor	Predecessor
	Period from February 1 to September 30, 2006	Period from January 1 to January 31, 2006	Nine Months Ended September 30, 2005
Operating revenues:
Passenger—United Airlines	$9,904	$1,074	$9,684
Passenger—Regional Affiliates	1,999	204	1,818
Cargo	501	56	526
Other operating revenues	892	124	965
	13,296	1,458	12,993
Operating expenses:
Aircraft fuel	3,323	362	2,866
Salaries and related costs	2,857	358	3,093
Regional affiliates	1,896	228	2,052
Purchased services	1,169	134	1,119
Aircraft maintenance materials and outside repairs	688	80	645
Depreciation and amortization	592	68	620
Landing fees and other rent	569	75	693
Cost of third party sales	471	65	480
Aircraft rent	288	30	316
Commissions	224	24	227
Special operating items (Note 18)	(30)	—	18
Other operating expenses	773	86	901
	12,820	1,510	13,030
Earnings (loss) from operations	476	(52)	(37)
Other income (expense):
Interest expense	(516)	(42)	(349)
Interest income	167	6	18
Interest capitalized	10	—	(4)
Miscellaneous, net	5	—	90
	(334)	(36)	(245)
Earnings (loss) before reorganization items, income taxes and equity in earnings of affiliates	142	(88)	(282)
Reorganization items, net	—	22,934	(3,994)
Earnings (loss) before income taxes and equity in earnings of affiliates	142	22,846	(4,276)
Income taxes	60	—	—
Earnings (loss) before equity in earnings of affiliates	82	22,846	(4,276)
Equity in earnings of affiliates	4	5	4
Net income (loss)	$86	$22,851	$(4,272)
Earnings (loss) per share, basic	$0.69	$196.61	$(36.82)
Earnings (loss) per share, diluted	$0.68	$196.61	$(36.82)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

	Successor	Predecessor
	Period from February 1 to September 30,	Period from January 1 to January 31,	Nine Months Ended September 30,
	2006	2006	2005
Cash flows provided (used) by operating activities:
Net income (loss) before reorganization items	$86	$(83)	$(278)
Adjustments to reconcile to net cash provided (used) by operating activities—
Depreciation and amortization	592	68	620
Increase in advance ticket sales	339	109	499
Increase (decrease) in accrued liabilities	(246)	148	126
Mileage Plus deferred revenue	153	14	69
Stock-based compensation	137	—	—
Increase in other current assets	(117)	(24)	(287)
Increase in receivables	(95)	(88)	(118)
Postretirement benefits	73	(9)	(36)
Increase in deferred income taxes	60	—	—
Increase (decrease) in accounts payable	8	19	(42)
Increase (decrease) in accrued aircraft rent	(5)	6	17
Pension expense	(1)	8	176
Amortization of deferred gains	—	(6)	(64)
Other, net	124	(1)	120
	1,108	161	802
Cash flows provided (used) by reorganization activities:
Reorganization items, net	—	22,934	(3,994)
Increase in aircraft rejection liability	—	—	2,067
Increase in other liabilities	—	37	73
Impairment on lease certificates	—	—	134
Increase in non-aircraft claims accrual	—	429	549
Discharge of claims and liabilities	—	(24,628)	—
Revaluation of Mileage Plus frequent flyer deferred revenue	—	2,399	—
Revaluation of other assets and liabilities	—	(2,106)	—
Pension curtailment, settlement and employee claims	—	912	1,045
	—	(23)	(126)
Cash flows provided (used) by investing activities:
Decrease (increase) in restricted cash	300	(203)	(77)
Additions to property and equipment	(222)	(30)	(252)
Decrease in segregated funds	200	—	—
Decrease in short-term investments	72	2	3
Sale of My Points	56	—	—
Proceeds on disposition of property and equipment	20	(1)	153
Other, net	(37)	(6)	(61)
	389	(238)	(234)
Cash flows provided (used) by financing activities:
Proceeds from Credit Facility	2,961	—	—
Repayment of Credit Facility	(175)	—	—
Proceeds from DIP Financing	—	—	310
Repayment of DIP Financing	(1,157)	—	(11)
Repayment of other long-term debt	(545)	(24)	(156)
Principal payments under capital leases	(66)	(5)	(70)
Increase in deferred financing costs	(65)	(1)	(26)
	953	(30)	47
Increase (decrease) in cash and cash equivalents during the period	2,450	(130)	489
Cash and cash equivalents at beginning of the period	1,631	1,761	1,223
Cash and cash equivalents at end of the period	$4,081	$1,631	$1,712

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Stockholders’ Equity (Deficit) (Unaudited)
(In Millions)

					Accumulated
		Additional	Retained		Other
	Common	Capital	Earnings	Treasury	Comprehensive
	Stock	Invested	(Deficit)	Stock	Loss	Total
Balance at December 31, 2005 (Predecessor Company)	$1	$5,064	$(29,122)	$(1,467)	$(36)	$(25,560)
Net loss before reorganization items—January 2006	—	—	(83)	—	—	(83)
Reorganization items—January 2006	—	—	(1,401)	—	—	(1,401)
Subtotal (Predecessor Company)	1	5,064	(30,606)	(1,467)	(36)	(27,044)
Fresh-start adjustments:
Unsecured claims and debt discharge	—	—	24,628	—	—	24,628
Valuation adjustments, net	—	—	(293)	—	—	(293)
Balance at January 31, 2006 (Predecessor Company)	1	5,064	(6,271)	(1,467)	(36)	(2,709)
Fresh-start adjustments:
Cancellation of Predecessor preferred and common stock	(1)	(5,064)	—	1,467	—	(3,598)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	6,271	—	36	6,307
Issuance of new equity interests in connection with emergence from Chapter 11	1	1,884	—	—	—	1,885
Balance at February 1, 2006 (Successor Company)	1	1,884	—	—	—	1,885
Net income from February 1 to September 30, 2006	—	—	86	—	—	86
Preferred stock dividends (Note 12)	—	—	(4)	—	—	(4)
Unrealized loss on derivatives	—	—	—	—	(15)	(15)
Stock-based compensation	—	137	—	—	—	137
Balance at September 30, 2006 (Successor Company)	$1	$2,021	$82	$—	$(15)	$2,089

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company

UAL Corporation is a holding company and its principal, wholly-owned subsidiary is United Air Lines, Inc., a Delaware corporation (“United”). We sometimes collectively refer to UAL Corporation, together with its consolidated subsidiaries, as “we,” “our,” “us,” “UAL” or the “Company.”

Interim Financial Statements

The Company has prepared the unaudited condensed consolidated financial statements shown here as required by the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that meet generally accepted accounting principles (“GAAP”) have been condensed or omitted as permitted by the SEC. The Company believes that the disclosures presented here are not misleading. The financial statements include all adjustments (which include only normal recurring adjustments, adjustments required by fresh-start reporting and reorganization items described below) that are considered necessary for a fair presentation of its financial position and operating results. These financial statements should be read together with the information included in UAL’s most recent Annual Report on Form 10-K for the year 2005.

As a result of the adoption of fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), the financial statements prior to February 1, 2006 are not comparable with the financial statements for periods on or after February 1, 2006. References to “Successor Company” refer to UAL on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor Company” refer to UAL prior to February 1, 2006. See Note 1, “Voluntary Reorganization Under Chapter 11 - Fresh-Start Reporting” for further details.

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

The Plan of Reorganization generally provided for the full payment or reinstatement of allowed administrative claims, priority claims and secured claims, and the distribution of new equity and debt securities to the Debtors’ creditors and employees in satisfaction of allowed unsecured and deemed claims. The Plan of Reorganization contemplated UAL issuing up to 125 million shares of common stock (out of the one billion shares of new common stock authorized under its certificate of incorporation). The new common stock was listed on the NASDAQ National Market and began trading under the symbol “UAUA” on February 2, 2006. The distributions of common stock, subject to certain holdbacks as described in the Plan of Reorganization, will be as follows:

•       Approximately 115 million shares of common stock to unsecured creditors and employees;

•       Up to 9.825 million shares of common stock (or options or other rights to acquire shares) under the management equity incentive plan approved by the Bankruptcy Court; and

•       Up to 175,000 shares of common stock (or options or other rights to acquire shares) under the director equity incentive plan approved by the Bankruptcy Court.

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

•       $726 million in aggregate principal amount of 4.5% senior limited-subordination convertible notes, which were issued in July 2006 to certain irrevocable trusts established for the benefit of certain employees (the “Limited-Subordination Notes”);

•       $500 million in aggregate principal amount of 6% senior notes, which were issued to the PBCG shortly after the Effective Date; and

•       $500 million in aggregate principal amount of 8% senior contingent notes (in up to eight equal tranches of $62.5 million) issuable to the PBGC upon the satisfaction of certain contingencies.

Pursuant to the Company’s Plan of Reorganization, the Limited-Subordination Notes were required to be issued within 180 days of the Effective Date with a conversion price equal to 125% of the average closing price for the 60 consecutive trading days following February 1, 2006, and an interest rate established so the notes would trade at par upon issuance. In July 2006, the Company reached agreement with five of the seven eligible employee groups to modify the conversion price to instead be based upon the volume-weighted average price of the common stock over the two trading days ending on July 25, 2006, the date the notes were issued to the trusts. The modification in terms resulted in a new conversion price of $34.84, instead of $46.86 which was the conversion price under the initial terms of the notes. Since the reduction in the conversion price resulted in a benefit to noteholders, the Company issued the notes at an interest rate of 4.5%, which is a lower rate of interest than would have been required under the initial terms in order for the notes to trade at par upon issuance. The Company reached agreement with the two other employee groups to pay them cash totaling approximately $0.4 million rather than issuing additional notes of similar value. See Note 11, “Debt Obligations” for further information.

Pursuant to the Plan of Reorganization, UAL common stock, preferred stock and Trust Originated Preferred Securities issued prior to the Petition Date were canceled on the Effective Date, and no distribution was made to holders of those securities.

On the Effective Date, the Company secured access to $3.0 billion in secured exit financing (the “Credit Facility”) which consists of a $2.45 billion term loan, a $350 million delayed draw term loan and a $200 million revolving credit line. On the Effective Date, the $2.45 billion term loan and the entire revolving credit line, consisting of $161 million in cash and $39 million of letters of credit, were drawn and used to repay the Debtor-In-Possession credit facility (the “DIP Financing”) and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, during the first quarter of 2006, the Company repaid the entire outstanding balance on the revolving credit line and accessed the $350 million delayed draw term loan.

Significant Matters Resolved Since Emergence from Bankruptcy.   During the course of the Chapter 11 proceedings, the Company successfully reached settlements with most of its creditor constituencies and resolved most pending claims against the Debtors. The following material matters have been resolved in the Bankruptcy Court since the Effective Date:

(a)          1997 EETC Aircraft Financings.   The Company had an ongoing dispute with respect to a group of mostly-public financiers (the “Public Debt Group”) involving 14 aircraft financed under the Series 1997-1 Enhanced Equipment Trust Certificates (“1997-1 EETC”). During the first quarter of 2006, the Company resolved the dispute and entered into a settlement agreement that was approved by the Bankruptcy Court. The settlement agreement resolved all pending litigation in connection with the 1997-1 EETC transaction and aircraft and provided for a permanent mutual release of all related claims. The Company remitted $281 million to the 1997-1 EETC trustee as final payment to the holders of the Tranche A certificates. The Company previously acquired the 1997-1 EETC Tranche B and Tranche C certificates as a precursor to utilizing the transaction par buyout mechanism to purchase the Tranche A certificates. Following shortly thereafter in the first quarter of 2006, the Company refinanced the 14 aircraft with the $350 million delayed draw term loan provided under the Credit Facility. The Company recorded the 1997-1 EETC debt at fair market value upon its emergence from bankruptcy in accordance with fresh-start reporting. As a result, no gain or loss was realized on the extinguishment of debt.

(b)         Wells Fargo Appeal of Confirmation Order.   Wells Fargo Bank Northwest, N.A., not individually but in its capacity as a trustee, filed a notice of appeal of the confirmation order to the United States District Court for the Northern District of Illinois (“District Court”). The parties subsequently filed a stipulation agreeing to voluntarily dismiss the appeal, and the appeal has been dismissed.

(c)          Pre- and Post-1997 EETC Aircraft Financings.   In August 2005, United entered into term sheets to restructure the three post-1997 Enhanced Equipment Trust Certificate (“EETC”) transactions, financing 80 aircraft in United’s fleet that were controlled by the Public Debt Group. In May 2006, the Company reached a settlement with the Public Debt Group with respect to these financing transactions. In conjunction with the settlement, the Company and the EETC trustees agreed to cooperate and to use reasonable efforts to complete definitive documentation. The settlement was approved by the Bankruptcy Court in June 2006. The Company completed definitive documentation on the three post-1997 EETC transactions in July 2006 and met its obligations to have the transactions rated by both Standard and Poor’s and Moody’s.

In addition, in August 2005, United entered into term sheets to restructure the pre-1997 transactions financing 19 aircraft that are controlled by the Public Debt Group. United has subsequently closed transactions covering all of the associated aircraft.

(d)         Municipal Bond Litigation at DEN, JFK, SFO and LAX.   United is a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds that are issued by various local municipalities to build or improve airport and maintenance facilities. During 2003, the Company filed four complaints for declaratory judgment and corresponding motions for temporary restraining orders concerning United’s municipal bond obligations for facilities at Denver International Airport (“DEN”), John F. Kennedy International Airport (“JFK”), San Francisco International Airport (“SFO”), and

Los Angeles International Airport (“LAX”). In each case, United sought clarification of its obligations to pay principal and interest under the applicable municipal bonds, and the protection of its rights concerning related airport lease agreements at the applicable airports. With respect to SFO, LAX and JFK, the Bankruptcy Court ruled in United’s favor. With respect to DEN, the Bankruptcy Court ruled against United. The Bankruptcy Court’s rulings with respect to each of the four matters were subsequently appealed to the District Court. The District Court reversed the Bankruptcy Court’s rulings with respect to SFO and LAX but upheld the Bankruptcy Court’s rulings with respect to JFK and DEN. All four of the District Court’s rulings in turn were appealed to the United States Court of Appeals for the Seventh Circuit (“Court of Appeals”). The Court of Appeals reversed the District Court’s ruling against the Company with respect to the SFO adversary proceeding and the SFO defendants’ petition for a rehearing was denied. The defendants in the SFO matter petitioned the United States Supreme Court (“Supreme Court”) for a writ of certiorari, which was denied in March 2006. As a result of this final non-appealable order in favor of United, approximately $24 million in interim payments made by United into an escrow account, plus interest, were returned to United in April 2006. In addition, see “Significant Matters Remaining to be Resolved in Chapter 11 Cases, item (a)” for details on the security interest claim filed by the trustee of the SFO municipal bonds as a result of United’s success in this matter. In May 2006, the Court of Appeals also reversed the District Court’s ruling against the Company with respect to the LAX matter. The deadline for the defendants to file a writ of certiorari has now passed. Nonetheless, even though the LAX obligations have been determined to be financings and not true leases, there remains an issue regarding the extent to which those financings are considered to have a security interest in the underlying leasehold or the value thereof, as discussed in “Significant Matters Remaining to be Resolved in Chapter 11 Cases, item (b)”. The Court of Appeals affirmed the District Court’s ruling with respect to the JFK adversary proceeding. The defendants in the JFK matter filed a petition for rehearing with the Court of Appeals, which was denied. The time for filing a petition for writ of certiorari in the JFK matter has expired. In July 2006, the Court of Appeals also affirmed the District Court’s ruling against the Company with respect to the DEN matter. The Company has accepted the ruling and the deadline to file a writ of certiorari to the Supreme Court has now passed.

(e)          O’Hare Airport Use Agreement.   In 2003, United filed a complaint for declaratory judgment for all of its municipal bond issues relating to its facilities at O’Hare International Airport (“O’Hare”), seeking a declaration that a certain cross-default provision in the O’Hare airport lease was unenforceable. In 2005, the Bankruptcy Court approved an agreement (“O’Hare Settlement Agreement”) resolving the disputes between United, the trustees and the bondholders. The City of Chicago, a party to these adversary proceedings, was not a party to the O’Hare Settlement Agreement. Subsequently, the Company announced that it had reached an agreement in principle with the City of Chicago, with respect to all unresolved disputes relating to our facilities at O’Hare. However, the parties were unable to finalize the terms of this settlement as the City of Chicago continued to maintain that it could revoke United’s exclusive rights to terminals in place of “preferential” rights if United did not meet the terms of the cross-default provision (the O’Hare Airport Use Agreement (“AUA”) did not define or provide for any usage rights, other than exclusive rights).

In July 2006, the Bankruptcy Court held that the AUA is a self-contained agreement, governing United’s use of O’Hare and providing the full consideration for that use. To realize the full value of United’s estate, the Bankruptcy Code allows United to assume the AUA free from obligations imposed under the separate bond payment agreements, notwithstanding the cross-default provisions. The time for the City of Chicago to appeal this ruling has expired.

(f)            ALPA Agreement Approval.   In January 2005, United filed a motion seeking approval of an agreement to restructure the Air Line Pilots Association (“ALPA”) collective bargaining agreement pursuant to Section 363(b) of the Bankruptcy Code. The Bankruptcy Court approved the ALPA agreement over the objections of various parties. The active pilots ratified the agreement, and the Bankruptcy Court entered an order approving the ALPA agreement (the “ALPA Order”). In February 2005, the United Retired Pilots Benefit Protection Association and seven retired pilots (collectively, “URPBPA”) filed its notice of appeal of the ALPA Order based principally on the allegation that the ALPA Order unfairly failed to provide for the distribution of the Limited-Subordination Notes to the retired pilots as provided to the active pilots pursuant to the ALPA agreement. The ALPA Order was approved by the District Court and, in March 2006, by the Court of Appeals. In June 2006, URPBPA filed a petition for a writ of certiorari from the Supreme Court to review the Court of Appeals’ ruling with respect to this matter. In October 2006, the Supreme Court denied the petition for a writ of certiorari, which effectively concluded this matter.

Significant Matters Remaining to be Resolved in Chapter 11 Cases.   The following material matters remain to be resolved in the Bankruptcy Court or another court:

(a)          SFO Municipal Bond Secured Interest.   HSBC Bank Inc. (“HSBC”), as trustee for the 1997 municipal bonds related to SFO, filed a complaint against United asserting a security interest in United’s leasehold for portions of its maintenance base at SFO. Pursuant to Section 506(a) of the Bankruptcy Code, HSBC alleges that it is entitled to be paid the value of that security interest, which HSBC had claimed was as much as $257 million. HSBC and United went to trial in April 2006 and the Bankruptcy Court rejected as a matter of law HSBC’s $257 million claim. HSBC subsequently alleged that it was entitled to $154 million, or at a minimum, approximately $93 million. The parties tried the case and filed post-trial briefs which were heard by the Bankruptcy Court. In October 2006, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $27 million. Both parties have filed additional post-trial motions, and, accordingly, time periods to appeal have not yet expired.

(b)         LAX Municipal Bond Secured Interest.   In addition, there is pending litigation before the Bankruptcy Court regarding the extent to which the LAX municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. In July 2006, the Bankruptcy Court entered an order setting discovery deadlines and scheduling a trial for January 2007. The Company has recorded its best estimate of this liability, which may change based on future developments.

(c)          Pilot Plan Termination Order.   In December 2004, the PBGC filed an involuntary termination proceeding against United, as plan administrator for the United Airlines Pilot Defined Benefit Pension Plan (the “Pilot Plan”), in the District Court. In January 2005, the District Court granted a motion filed by the Company and referred the involuntary termination proceeding to the Bankruptcy Court. ALPA and URPBPA were later granted leave to intervene in the involuntary termination proceeding.

After several months, the Bankruptcy Court conducted a trial and determined that the Pilot Plan should be involuntarily terminated under the Employee Retirement Income Security Act (“ERISA”) Section 4042 with a termination date of December 30, 2004. Subsequently, the Bankruptcy Court entered an order authorizing termination of the Pilot Plan.

The PBGC, ALPA and URPBPA filed notices of appeal with the District Court. In February 2006, the District Court reversed and remanded the Bankruptcy Court’s termination order on the grounds that the matter was not a core proceeding in which it could issue a final order, but rather, could only issue proposed findings of fact and conclusions of law for consideration by the District Court. Upon remand and after the Bankruptcy Court made proposed findings of fact and conclusions of law, in June 2006, the District Court entered an order approving the termination of the Pilot Plan. ALPA and URPBPA filed an appeal with the Court of Appeals. In July 2006, the Court of Appeals granted United’s motion to consolidate this termination appeal with URPBPA’s appeal of the District Court’s dismissal of URPBPA’s appeal of the Plan of Reorganization confirmation order, as discussed in (e) below. Briefing on both appeals was completed in August 2006 and oral argument occurred in September 2006. On October 25, 2006, the Court of Appeals affirmed the District Court’s order approving the termination of the Pilot Plan effective December 30, 2004. The parties may seek rehearing or petition the Supreme Court for a writ of certiorari on or before November 9, 2006 (December 9, 2006 for PBGC) or January 23, 2007, respectively. If the termination order was ultimately reversed on appeal, it could have a materially adverse effect on the Company’s financial performance, should such determination result in the reversal of the termination of one or more defined benefit pension plans.

(d)         Pilot Plan Non-Qualified Pension Benefits.   After the PBGC commenced its involuntary termination proceeding and sought a December 30, 2004 termination date, the Company suspended payment of non-qualified pension benefits under the Pilot Plan pending the setting of such a termination date. In the first quarter of 2005, the Bankruptcy Court required the Company to continue paying non-qualified pension benefits to retired pilots pending a termination in the involuntary termination proceeding, notwithstanding the possibility that the Pilot Plan might be terminated retroactively to December 30, 2004. Then, on October 6, 2005, despite its oral ruling terminating the Pilot Plan, the Bankruptcy Court entered an order requiring the Company to continue paying non-qualified pension benefits until entry of a written order. However, United appealed that order and placed approximately $6 million necessary to pay non-qualified benefits for the month of October 2005 in a segregated account. Following the entry of the Bankruptcy Court’s termination order on October 28, 2005, United ceased paying non-qualified benefits. Subsequently, during the first quarter of 2006, the District Court dismissed the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order in light of its earlier decision reversing the Bankruptcy Court’s termination order. The Company filed a notice of appeal of the District Court’s ruling regarding the October 6, 2005 order to the Court of Appeals. Briefing on the Company’s appeal was completed in August 2006 and oral argument on this matter occurred in September 2006. On October 25, 2006, the Court of Appeals reversed the District Court’s order dismissing for lack of ripeness the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order and remanded the case with instructions to reverse the Bankruptcy Court’s order compelling payment of non-qualified benefits for October 2005 or later months. The parties may seek rehearing or petition the Supreme Court for a writ of certiorari on or before November 9, 2006 or January 23, 2007, respectively. On November 6, 2006, ALPA filed a petition for rehearing on the Court of Appeals reversal of the October 6, 2005 order.

In March 2006, the Bankruptcy Court ruled that the Company was obligated to make payment of all non-qualified pension benefits for the months of November and December 2005 and January 2006. The Bankruptcy Court also ruled that the Company’s obligation to pay non-qualified pension benefits ceased as of January 31, 2006. The Company filed a notice of appeal of the Bankruptcy Court’s ruling to the District Court. URPBPA and ALPA also filed notices of appeal with respect to the Bankruptcy Court’s order, which were subsequently consolidated with the Company’s appeal. United agreed with URPBPA and ALPA to pay the disputed non-qualified pension benefits for the months of November and December 2005 and January 2006, an aggregate amount totaling approximately $17 million, into an escrow account. The District Court affirmed the Bankruptcy Court’s ruling in September 2006. The Company filed a notice of appeal of the District Court’s ruling to the Court of Appeals. URPBPA and ALPA also appealed the

District Court’s decision. The Company subsequently filed a motion to consolidate its appeal from the Bankruptcy Court’s October 2005 non-qualified benefits order with the three appeals from the Bankruptcy Court’s March 2006 non-qualified benefits order. The Court of Appeals denied the Company’s motion, but issued an order staying briefing on the March 2006 non-qualified benefits order until further order of the Court of Appeals. In light of the Court of Appeals’ October 25, 2006 decision described above, the Company is reasonably optimistic of a successful outcome of its appeal in this matter, although there can be no assurances that the ultimate outcome of this appeal will be favorable to the Company.

(e)          URPBPA Appeal of Confirmation Order.   In January 2006, URPBPA filed a notice and brief supporting an appeal of the order confirming the Plan of Reorganization. In February 2006, United filed a motion to dismiss the appeal based on the substantial consummation of the Plan of Reorganization. In June 2006, the District Court dismissed URPBPA’s appeal for lack of ripeness. Subsequently, URPBPA filed a notice of appeal of the decision to the Court of Appeals. In July 2006, the Court of Appeals granted United’s motion to consolidate URPBPA’s appeal with URPBPA and ALPA’s Pilot Plan termination appeal, as discussed in (c) above. Briefing on both appeals was completed in August 2006 and oral argument occurred in September 2006. On October 25, 2006, the Court of Appeals reversed the District Court’s order dismissing for lack of ripeness URPBPA’s appeal of the confirmation order and remanded the case to the District Court with instructions to affirm the confirmation order. The parties may seek rehearing or petition the Supreme Court for a writ of certiorari on or before November 9, 2006 or January 23, 2007, respectively. If the confirmation order was ultimately reversed on appeal, it could have a materially adverse effect on the Company’s financial performance.

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

With respect to unsecured claims, once a claim is deemed to be valid, either through the Bankruptcy Court process or through other means, the claimant is entitled to a distribution of common stock in the Successor Company. Pursuant to the terms of the Plan of Reorganization, 115 million shares of common stock in the Successor Company have been authorized to satisfy valid unsecured claims. The Bankruptcy Court confirmed the Plan of Reorganization and established January 20, 2006 as the record date for purposes of establishing the persons that are claimholders of record to receive distributions. Approximately 107 million shares have been issued and distributed to holders of valid unsecured claims between February 2, 2006, the first distribution date established in the Plan of Reorganization, and September 30, 2006. As of September 30, 2006, approximately 45,000 valid unsecured claims aggregating to approximately $29 billion in claim value had received those common shares to partially satisfy those claims. The approximate 8 million remaining shares are being held in reserve to satisfy all of the remaining disputed and undisputed unsecured claim values, once the remaining claim disputes are resolved.

The Company’s current estimate of the probable range of unsecured claims to be allowed by the Bankruptcy Court is between $29 and $30 billion. Differences between claim amounts filed and the Company’s estimates are being investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims will receive under the Plan of Reorganization only their pro rata share of the distribution of the 115 million shares of common stock of the Successor Company, together with the previously-agreed issuance of certain securities.

With respect to valid administrative and priority claims, pursuant to the terms of the Plan of Reorganization these claims will be satisfied with cash. Many asserted administrative and priority claims still remain unpaid, and the Company will continue to settle claims and file objections with the Bankruptcy Court to eliminate or reduce such claims. An estimate of these claims has been accrued by the Successor Company based upon the best available evidence of amounts to be paid. However, it should be noted that the claims resolution process is uncertain and adjustments to claims estimates could result in material adjustments to the Successor Company’s financial statements in future periods.

Additionally, secured claims were deemed unimpaired under the Plan of Reorganization, pursuant to which these claims were satisfied by reinstatement of the obligations in the Successor Company, surrendering the collateral to the secured party, or by making full payment in cash. However, certain disputes, the most significant of which are discussed in “Significant Matters Remaining to be Resolved in Chapter 11 Cases,” above, still remain with respect to the valuation of certain claims. Revisions to the Company’s estimates of its liability for these claims due to the receipt of new information or final court rulings on these claims may result in material future adjustments to the Company’s financial statements.

The following is a reconciliation of activity related to the administrative and priority claims and other bankruptcy-related claim reserves for the Successor Company for the eight months ended September 30, 2006:

(In millions)
Balance at February 1, 2006	$583
Accruals	11
Accrual adjustments	(56)
Payments	(181)
Balance at September 30, 2006	$357

Financial Statement Presentation.   The Company has prepared the accompanying consolidated financial statements in accordance with SOP 90-7 and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements as reorganization items, net. For the month ended January 31, 2006 and the three and nine months ended September 30, 2005, the Predecessor Company recognized the following primarily non-cash reorganization income (expense) in its financial statements:

	Period from January 1 to 31,	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2006	2005	2005
Discharge of claims and liabilities	$24,628	$—	$—	[a]
Revaluation of frequent flyer obligations	(2,399)	—	—	[b]
Revaluation of other assets and liabilities	2,106	—	—	[c]
Employee-related charges	(898)	(10)	(23)	[d]
Contract rejection charges	(429)	(34)	(543)	[e]
Professional fees	(47)	(42)	(134)
Pension-related charges	(14)	—	(1,045)	[f]
Aircraft claim charges	—	(1,689)	(2,195)	[g]
Impairment on lease certificates	—	(134)	(134)	[h]
Aircraft refinance adjustments	—	59	59	[h]
Other	(13)	10	21
	$22,934	$(1,840)	$(3,994)

(a)           The discharge of claims and liabilities primarily relates to those unsecured claims arising during the bankruptcy process, such as those arising from the termination and settlement of the Company’s U.S. defined benefit pension plans and other employee claims; aircraft-related claims, such as those arising as a result of aircraft rejections; other unsecured claims due to the rejection or modification of executory contracts, unexpired leases and regional carrier contracts; and claims associated with certain municipal bond obligations based upon their rejection, settlement or the estimated impact of the outcome of pending litigation. In accordance with the Plan of Reorganization, the Company discharged its obligations to unsecured creditors in exchange for the distribution of 115 million common shares of the Successor Company and the issuance of certain other securities. Accordingly, the Company recognized a non-cash reorganization gain of $24.6 billion.

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

(h)          In accordance with the term sheets reached with the Public Debt Group, the Company agreed to cancel certain 1997-1 EETC certificates that were held by a related party. Accordingly, the Company recorded a non-cash charge in the amount of $134 million for principal and interest on such certificates. In addition, the Company recorded adjustments retroactively for aircraft rent and interest expense in the amount of $59 million to reflect the revised financing terms.

The Condensed Statements of Consolidated Financial Position (Unaudited) distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise were reported at the amounts expected to be allowed by the Bankruptcy Court, even if they were settled for lesser amounts.

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
$35,016

DIP Financing.   At January 31, 2006, the Company’s outstanding balance of its DIP Financing was $1.2 billion.  On the Effective Date, the proceeds from the Credit Facility were drawn and used to repay the DIP Financing. For further details on the Credit Facility, see Note 11, “Debt Obligations.”

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

Fresh-start reporting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh-start reporting, the Company’s asset values are remeasured using fair value, and are allocated in conformity with Statement of Financial Accounting Standards No. 141, “Business

Combinations” (“SFAS 141”). The excess of reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill in the accompanying Condensed Statements of Consolidated Financial Position (Unaudited). In addition, fresh-start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).

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

In accordance with SOP 90-7, the Company was required to adopt on February 1, 2006 all accounting guidance that was going to become effective within the subsequent twelve-month period. See Note 2(m), “Summary of Significant Accounting Policies—New Accounting Pronouncements”.

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

As a result of the adoption of fresh-start reporting, the Company’s financial statements on or after February 1, 2006 are not comparable with its pre-emergence financial statements because they are, in effect, those of a new entity. The effects of the Plan of Reorganization and fresh-start reporting on the Company’s Condensed Statements of Consolidated Financial Position (Unaudited) are as follows (in millions, except shares):

	Fresh-Start Adjustments
	Predecessor	(a) Settlement of Unsecured Claims	(b) Reinstatement of Liabilities	(c) Revaluation of Assets and Liabilities	Successor
Assets
Current assets:
Cash and cash equivalents	$1,631	$—	$—	$—	$1,631
Restricted cash	847	—	—	1	848
Short-term investments	75	—	—	—	75
Receivables, net	935	—	—	10	945
Prepaid fuel	280	—	—	—	280
Deferred income taxes	1	—	—	102	103
Aircraft fuel, spare parts and supplies, net	195	—	—	(24)	171
Prepaid expenses and other	499	—	—	107	606
	4,463	—	—	196	4,659
Operating property and equipment:
Owned—
Flight equipment	13,446	—	—	(4,823)	8,623
Advances on flight equipment	128	(25)	—	—	103
Other property and equipment	3,838	—	—	(2,545)	1,293
	17,412	(25)	—	(7,368)	10,019
Less—Accumulated depreciation and amortization	(6,158)	—	—	6,158	—
	11,254	(25)	—	(1,210)	10,019
Capital leases
Flight equipment	2,581	—	—	(1,145)	1,436
Other property and equipment	84	—	—	(69)	15
	2,665	—	—	(1,214)	1,451
Less—Accumulated amortization	(747)	—	—	747	—
	1,918	—	—	(467)	1,451
	13,172	(25)	—	(1,677)	11,470
Other assets:
Restricted cash	315	—	—	—	315
Investments	25	—	—	87	112
Goodwill	17	14	—	2,772	2,803
Intangibles, net	350	—	—	2,812	3,162
Pension assets	10	—	—	(9)	1
Aircraft lease deposits	492	—	—	—	492
Prepaid rent	66	—	—	(58)	8
Other, net	619	—	—	201	820
Total other assets	1,894	14	—	5,805	7,713
Total assets	$19,529	$(11)	$—	$4,324	$23,842

	Fresh-Start Adjustments
	Predecessor	(a) Settlement of Unsecured Claims	(b) Reinstatement of Liabilities	(c) Revaluation of Assets and Liabilities	Successor
Liabilities & Stockholders’ Equity
Current liabilities:
Long-term debt maturing within one year	$13	$—	$519	$—	$532
Advanced purchase of miles	686	—	—	—	686
Current obligations under capital leases	20	—	77	—	97
Advance ticket sales	1,679	—	—	(14)	1,665
Accounts payable	614	—	—	10	624
Accrued salaries, wages and benefits	927	37	—	—	964
Fuel purchase commitments	280	—	—	—	280
Mileage Plus deferred revenue	709	—	—	350	1,059
Other	617	90	546	(8)	1,245
	5,545	127	1,142	338	7,152
Long-term debt:
DIP Financing	1,157	—	—	—	1,157
Limited-Subordination Notes	—	708	—	—	708
Other	141	424	5,115	(143)	5,537
	1,298	1,132	5,115	(143)	7,402
Long-term obligations under capital leases	101	—	1,209	(35)	1,275
Other liabilities and deferred credits:
Deferred pension liability	95	—	—	29	124
Postretirement benefit liability	1,918	—	—	66	1,984
Deferred income taxes	452	—	—	229	681
Mileage Plus deferred revenue	276	—	—	2,061	2,337
Other	552	1	79	18	650
	3,293	1	79	2,403	5,776
Liabilities subject to compromise	36,336	(28,136)	(7,545)	(655)	—
Mandatorily convertible preferred stock	—	352	—	—	352
Stockholders’ equity:
Serial preferred stock	—	—	—	—	—
ESOP preferred stock	—	—	—	—	—
Common stock at par	1	1	—	(1)	1
Additional capital invested	5,064	1,884	—	(5,064)	1,884
Retained deficit	(30,606)	24,628	—	5,978	—
Stock held in treasury, at cost
Preferred, 10,213,519 depositary shares	(305)	—	—	305	—
Common, 16,121,446 shares	(1,162)	—	—	1,162	—
Accumulated other comprehensive loss	(36)	—	—	36	—
	(27,044)	26,513	—	2,416	1,885
Total liabilities & stockholders’ equity	$19,529	$(11)	$—	$4,324	$23,842

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

(c)           Revaluation of Assets and Liabilities.   Fresh-start adjustments are made to reflect asset values at their estimated fair value and liabilities at estimated fair value or the present value of amounts to be paid, including:

•        Recognition of additional estimated fair value of $2.8 billion for international route authorities, airport slots, trade names and other separately-identifiable intangible assets,

•        Recognition of additional estimated fair value of $2.4 billion for the Mileage Plus frequent flyer liability,

•        Adjustments of $1.3 billion to reduce the values of operating property and equipment to their estimated fair market value,

•        The elimination of the Predecessor Company’s equity accounts, and establishment of the opening equity of the Successor Company,

•        Adjustments of $0.4 billion to reduce recorded flight equipment net book value as a result of refinancing certain aircraft from mortgage and capital lease financing to operating lease financing, and

•        Net changes in deferred tax assets and liabilities, together with other miscellaneous adjustments.

Additionally, goodwill of $2.8 billion was recorded to reflect the excess of the Successor Company’s reorganization value over the estimated fair value of tangible and identifiable intangible assets. During the eight months ended September 30, 2006, goodwill was increased by $47 million as a result of net adjustments in the fair values of certain assets and liabilities in accordance with SFAS 141. Additional changes in the fair values of these assets and liabilities from the current estimated values, as well as changes in other assumptions could significantly impact the reported value of goodwill. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Post-Emergence Items.   Certain additional Successor Company material transactions occurred on or after February 2, 2006 and have been reflected in the accompanying Condensed Statements of Consolidated Financial Position (Unaudited) as of September 30, 2006.

Release of Segregated Funds.   The Company reclassified $271 million for the release of cash previously restricted by a certain credit card processor. Additionally, $200 million of cash segregated for the payment of certain tax liabilities and recorded as other current assets prior to the Effective Date, was released and reclassified to unrestricted cash.

Credit Facility Financing Transactions.   On the Effective Date, the Company received $1.4 billion in net proceeds from the Credit Facility, consisting of borrowings of $2.65 billion under the Credit Facility which includes $200 million of revolving credit, and the simultaneous repayment of the Company’s $1.2 billion DIP Financing. For further details, see Note 11, “Debt Obligations.”

SFO Municipal Bonds Security Interest.   In the third quarter of 2006, the Company recorded a special item of $30 million as a benefit to income from continuing operations to reduce the Company’s recorded obligation for the SFO municipal bonds to the amount the Company now estimates is probable to be allowed by the Bankruptcy Court, in accordance with AICPA Practice Bulletin 11, “Accounting for Preconfirmation Contingencies in Fresh-Start Reporting,” (“Practice Bulletin 11”). See Note 18, “Special Items” for further information.

(2)          Summary of Significant Accounting Policies

Described below are the Successor Company’s significant accounting policies which, in some cases, materially differ from the policies of the Predecessor Company that were disclosed in UAL’s most recent Annual Report filed on Form 10-K for the year 2005. These policy changes are primarily a result of the adoption of fresh-start reporting in accordance with SOP 90-7.

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

Estimates of fair value represent the Company’s best estimates based on appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with SFAS 141, the preliminary allocation of the fair value of assets and liabilities is subject to additional adjustment within one year after emergence from bankruptcy.

(c)           Airline Revenues—The value of unused passenger tickets and miscellaneous charge orders (“MCO’s”) are included in current liabilities as advance ticket sales. United records passenger ticket sales as operating revenues when the transportation is provided or when the ticket expires. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Refundable tickets expire after one year. MCO’s are stored value documents that are either exchanged for a passenger ticket or refunded subsequent to issuance. United records an estimate of MCO’s that will not be exchanged or refunded as revenue ratably over the validity period based on historical results. Due to complex industry pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates both as to the timing of recognition and the amount of revenue to be recognized. These estimates are based on the evaluation of actual historical results. United recognizes cargo and mail revenue as service is provided.

(d)          Cash and Cash Equivalents, Short-Term Investments and Restricted Cash—Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Other investments are classified as short-term investments. Investments classified as held-to-maturity are stated at cost, which approximates market due to their short-term maturities. Investments in debt securities classified as available-for-sale are stated at fair value. The gains or losses from sales of available-for-sale securities are included in interest income.

At September 30, 2006, the Successor Company’s investments in debt securities classified as held-to-maturity included $4.1 billion recorded in cash and cash equivalents and $2 million recorded in short-term investments. At December 31, 2005, the Predecessor Company’s investments in debt securities included $1.6 billion classified as held-to-maturity and recorded in cash and cash equivalents and $77 million classified as available-for-sale and recorded in short-term investments.

The Successor Company had $340 million classified as short-term restricted cash at September 30, 2006 while the Predecessor Company had $643 million in short-term restricted cash at December 31, 2005, representing security for workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. In addition, the Successor Company had $520 million, and the Predecessor Company had $314 million, in long-term restricted cash at September 30, 2006 and December 31, 2005, respectively.

(e)           Aircraft Fuel, Spare Parts and Supplies—In accordance with fresh-start reporting, aircraft fuel, maintenance and operating supplies were revalued to estimated fair values on February 1, 2006. Flight equipment spare parts were also stated at estimated fair value at the Effective Date. The Successor Company records fuel, maintenance, operating supplies, and aircraft spare parts at cost when acquired, and provides an obsolescence allowance for aircraft spare parts.

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

Depreciation and amortization of owned depreciable assets is based on the straight-line method over the assets’ estimated service lives. Leasehold improvements are amortized over the remaining term of the lease, including estimated facility renewal options when renewal is reasonably assured at key airports, or the estimated service life of the related asset, whichever is less. Aircraft are depreciated to estimated salvage values, generally over lives of 27 to 30 years; buildings are depreciated over lives of 25 to 45 years; and other property and equipment are depreciated over lives of 4 to 15 years.

Properties under capital leases are amortized on the straight-line method over the life of the lease or, in the case of certain aircraft, over their estimated service lives. Lease terms are 9 to 17 years for aircraft and 40 years for buildings. Amortization of capital leases is included in depreciation and amortization expense.

Maintenance and repairs, including the cost of minor replacements, are charged to maintenance expense as incurred, except for costs incurred under our power-by-the-hour engine maintenance agreements, which are expensed based upon the number of hours flown. Costs of additions to and renewals of units of property are capitalized as property and equipment additions.

(g)           Mileage Plus Awards—As a result of the adoption of fresh-start reporting, the Mileage Plus frequent flyer obligation was revalued at the Effective Date to reflect the estimated fair value of miles to be redeemed in the future. Outstanding miles earned by flying United or its partner carriers were revalued using a weighted-average per-mile equivalent ticket value, taking into account such factors as differing classes of service and domestic and international ticket itineraries, which can be reflected in awards chosen by Mileage Plus members.

The Successor Company also elected to change its accounting policy as of the Effective Date from an incremental cost basis to a deferred revenue model, to measure its obligation for miles to be redeemed based upon the equivalent ticket value of similar fares on United or amounts paid to other Star Alliance partners, as applicable. United’s policy for the cancellation of miles is to deactivate Mileage Plus customer accounts for which there has been no activity for three consecutive years. The Company recognizes revenue from the breakage of miles in such deactivated accounts by amortizing such breakage over the 36-month validity period.

At September 30, 2006, the Successor Company had recorded deferred revenue for its frequent flyer program of $3.5 billion related to award travel, of which $1.0 billion was current. At December 31, 2005, the Predecessor Company had recorded deferred revenue totaling $923 million, of which $681 million was current.

United has an agreement with Chase Bank USA N.A. (“Chase”) under which United sells miles to Chase, which Chase allocates to its customers for frequent flyer miles earned by Mileage Plus members for making purchases using the Mileage Plus Visa Card. The agreement requires certain guaranteed payments. In addition, miles that have been purchased by Chase, but that have not been earned or allocated to customers are classified as advanced purchase of miles in our Condensed Consolidated Statements of Financial Position (Unaudited). As part of United’s restructuring and emergence from bankruptcy, the Company provided Chase with a junior lien upon, and security interest in, all collateral pledged or in which security interest is granted, as security in connection with the Credit Facility. The security interest is junior to other Credit Facility debt, and will apply to no more than $850 million in total advance purchases at any time. See Note 17, “Advanced Purchase of Miles” for additional information.

(h)          United Express—United has capacity and prorate agreements under which independent regional carriers, flying under the United Express name, connect passengers to other United Express and/or United flights (the latter of whom we also refer to as “mainline” operations, to distinguish them from United Express regional operations).

United Express operating expenses include both allocated and direct costs. Direct costs represent expenses that are specifically and exclusively related to United Express flying activities, such as capacity agreement payments, commissions, booking fees, fuel expenses and dedicated staffing. Allocated costs represent United Express’ portion of shared expenses and include charges for items such as airport operating costs, reservation-related costs, credit card discount fees and facility rents.

For each of these expense categories, we estimate United Express’ portion of total expense and allocate the applicable portion of expense to the United Express carrier.

Additionally, contractual payments made to United Express regional carriers include payments for aircraft operated by them as part of the United Express capacity agreements. UAL has the right to exclusively operate and direct the operations of these aircraft, and accordingly the minimum future lease payments for these United Express-operated aircraft are included in our lease obligations as described in Note 15, “Lease Obligations.”

The Company recognizes revenue as flown on a net basis for the United Express prorate carriers.

United has call options on 152 regional jet aircraft currently being operated by certain United Express carriers. Generally, these options are intended to allow United to secure control over regional jets used for United Express routes only when a United Express carrier contract is terminated early due to performance issues. The options would allow United to have an alternative to replace capacity that was previously provided by a cancelled United Express contract. The conditions under which United can exercise these call options vary by contract, but include operational performance metrics and in some cases the financial standing of one or both of the parties. At this time, none of the call options are exercisable.

(i)             Advertising—Advertising costs, which are included in other operating expenses, are expensed as incurred. Upon adoption of fresh-start reporting, the Company changed its accounting policy to record earned Mileage Plus mileage to the deferred revenue basis. Prior to emergence from bankruptcy, the Predecessor Company recorded advertising expense related to outstanding flight miles that were eligible for a mileage award on an incremental cost basis.

(j)              Intangibles—Goodwill represents the excess of the reorganization value of the Successor Company over the fair value of tangible assets and identifiable intangible assets resulting from the application of SOP 90-7. Identifiable intangible assets consist primarily of international route authorities, trade-names, the Mileage Plus customer database, airport slots and gates, certain favorable contracts, hubs, patents, and other items. Most airport slots and gates, international route authorities and trade-names are indefinite-lived and, as such, are not amortized. Instead, these indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. Definite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets except for the Mileage Plus customer database and certain other customer relationships which are included in the contracts category in the table below. The Mileage Plus customer database is amortized on an accelerated basis utilizing cash flows correlating to the expected attrition rate of the Mileage Plus database. The other customer relationships are amortized in a manner consistent with the timing and amount of revenues that the Company expects to generate from these customer relationships.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company will apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis or on an interim basis when a triggering event occurs. The annual impairment test date for our goodwill and indefinite-lived intangible assets is October 1. The Company has not performed impairment testing on amounts of goodwill or indefinite-lived intangible assets subsequent to February 1, 2006, as there have been no events or changes that would indicate that such assets may be impaired.

As discussed in Note 9, “Segment Information,” the Company has five reportable segments that reflect the management of its business: North America, the Pacific, the Atlantic, Latin America and UAL Loyalty Services, LLC (“ULS”). The Company allocated goodwill as of the Effective Date to three of these reportable segments, the Pacific, the Atlantic and ULS. SFAS 142 requires that a two-

step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reportable segment to its carrying value. If the fair value of a reportable segment exceeds the carrying value of the net assets of the reportable segment, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of a reportable segment exceeds the fair value of the reportable segment, then the Company must perform the second step in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to such difference.

The Company expects to assess the fair value of its reportable segments considering both the market and income approaches. Under the market approach, the fair value of the reportable segment is based on a comparison of similar publicly traded companies. Under the income approach, the fair value of the reportable segment is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future capacity, passenger yield, traffic, operating costs including jet fuel prices, appropriate discount rates and other relevant assumptions.

The following table presents information about our intangible assets, including goodwill, at September 30, 2006 and December 31, 2005:

		Successor		Predecessor
		September 30, 2006		December 31, 2005
	Asset	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In millions)	Life	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Airport slots and gates	1 to 9 yrs	$72	$10	$32	$19
Hubs	16 to 20 yrs	145	5	—	—
Patents	3 yrs	70	15	—	—
Mileage Plus database	7 yrs	521	56	—	—
Contracts	2 to 20 yrs	211	32	—	—
Other	7 to 22 yrs	18	2	48	34
		$1,037	$120	$80	$53
Unamortized intangible assets
Goodwill		$2,803		$17
Airport slots and gates		255		—
Route authorities		1,132		344
Trade-name		743		—
		$4,933		$361

During the eight month period ended September 30, 2006, goodwill was increased by $47 million as a result of net adjustments in the fair values of certain assets and liabilities in accordance with SFAS 141. Total amortization expense recognized was approximately $43 million and $2 million for the three month periods ended September 30, 2006 and 2005, respectively, $1 million for the one month period ended January 31, 2006, $120 million for the eight month period ended September 30, 2006 and $5 million for the nine month period ended September 30, 2005. The Company expects to record amortization expense of $46 million for remaining three months of 2006, and $152 million, $93 million, $70 million and $64 million for 2007, 2008, 2009 and 2010, respectively.

(k)          Measurement of Impairments—In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 142, the Company evaluates the carrying value of long-lived assets and intangible assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. An impairment charge is recognized when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value.

(l)             Share-Based Compensation—The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

(m)      New Accounting Pronouncements—In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The Company is currently evaluating the new statement to determine the potential impact, if any, that this would have on its financial statements. SFAS 155 is effective for fiscal years beginning after September 15, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure associated with certain aspects of recognition and measurement related to accounting for income taxes. The Company has not yet determined the impact, if any, that FIN 48 will have on its financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application of the statement is encouraged. Generally, this statement will be applied prospectively. The Company has not yet determined the impact, if any, that SFAS 157 will have on its financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires companies to recognize the overfunded or underfunded status of all defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. The Company is required to initially recognize the funded status of all defined benefit postretirement plans and provide the required disclosures as of December 31, 2006. Due to the application of fresh-start reporting in accordance with SOP 90-7 as of the Effective Date, the funded status for the Company’s defined benefit postretirement plans has already been recognized as a liability in the Company’s Condensed Statements of Consolidated Financial Position (Unaudited). The Company anticipates that the adoption of SFAS No. 158 will not have a material impact on its Statement of Consolidated Financial Position (Unaudited) at December 31, 2006. However, future other comprehensive income will be subject to more volatility as the Company will be required to recognize gains or losses annually from changes in actuarial assumptions that impact the results of actuarial valuations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which provides guidance for the quantification of financial statement misstatements. SAB No. 108 will be effective for the Company as of January 1, 2007. The adoption of SAB No. 108 is not expected to have a material impact on the Company.

(n)          Tax Contingencies—In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has recorded reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken by the Company on previously filed tax returns are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company’s tax contingency reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions.

(3)          Common Stockholders’ Equity

As of December 31, 2005, approximately 116 million shares of common stock of the Predecessor Company were issued and outstanding. As a result the Plan of Reorganization becoming effective on February 1, 2006, the then-outstanding equity securities as well as the shares held in treasury of the Predecessor Company were canceled. New shares of UAL common stock began trading on the NASDAQ National Market on February 2, 2006 under the symbol “UAUA”. In accordance with the Plan of Reorganization, the Successor Company established the equity structure in the table below upon emergence.

Party of Interest	Shares of Successor Company Common Stock
General unsecured creditors and employees	115,000,000
Management equity incentive plan	9,825,000
Director equity incentive plan	175,000
125,000,000

Pursuant to the Plan of Reorganization, on February 1, 2006 the Successor Company began distributing portions of the total 125 million shares of new common stock to certain general unsecured creditors and employees and certain management employees and non-employee directors. As of September 30, 2006, approximately 111 million shares of new common stock had been distributed, with approximately 107 million shares being distributed to unsecured creditors and employees and the remaining 4 million shares being distributed to certain management employees and non-employee directors. The remaining undistributed shares will be distributed periodically to employees and holders of previously allowed claims and disputed claims that are pending final resolution, as well as to certain management employees and non-employee directors of the Successor Company who may receive awards under stock compensation plans. For further details, see Note 4, “Per Share Amounts” and Note 5, “Share-Based Compensation Plans.”

(4)   Per Share Amounts

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), basic per share amounts were computed by dividing earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding. SFAS 128 requires that the entire 115 million shares to be issued to unsecured creditors and employees be considered outstanding for purposes of this measurement, although the Company had not in fact issued all 115 million shares at September 30, 2006. The table below represents the reconciliation of the basic earnings per share to diluted earnings per share.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Period from February 1 to September 30,	Period from January 1 to January 31,	Nine Months Ended September 30,
	2006	2005	2006	2006	2005
(in millions, except per share)
Basic earnings per share:
Net income (loss)	$190	$(1,772)	$86	$22,851	$(4,272)
Preferred stock dividend requirements	(3)	(2)	(7)	(1)	(7)
Earnings (loss) available to common stockholders	$187	$(1,774)	$79	$22,850	$(4,279)
Basic weighted-average shares outstanding	115.6	116.2	115.3	116.2	116.2
Earnings (loss) per share, basic	$1.62	$(15.26)	$0.69	$196.61	$(36.82)
Diluted earnings per share:
Earnings (loss) available to common stockholders	$187	$(1,774)	$79	$22,850	$(4,279)
Effect of 2% preferred securities	3	—	7	—	—
Effect of Limited-Subordination Notes	5	—	—	—	—
Effect of 5% convertible notes	1	—	—	—	—
Earnings (loss) available to common stockholders including the effect of dilutive securities	$196	$(1,774)	$86	$22,850	$(4,279)
Basic weighted-average shares outstanding	115.6	116.2	115.3	116.2	116.2
Effect of non-vested restricted shares	0.7	—	0.5	—	—
Effect of 2% preferred securities	10.8	—	10.8	—	—
Effect of Limited-Subordination Notes	20.8	—	—	—	—
Effect of 5% convertible notes	3.2	—	—	—	—
Diluted weighted-average shares outstanding	151.1	116.2	126.6	116.2	116.2
Earnings (loss) per share, diluted	$1.30	$(15.26)	$0.68	$196.61	$(36.82)

In accordance with SFAS 128, no potential common share is included in the diluted per share computation if it is antidilutive. When an entity reports a loss available for common shareholders, the effect of including potential common shares is antidilutive. Accordingly, the Company did not include any potential common shares in the diluted earnings per share computations for the periods that resulted in a loss. For the three and eight month periods ended September 30, 2006 and one month period ended January 31, 2006, the Company did not include 5 million, 5 million, and 9 million of outstanding stock options, respectively, in the diluted per share computation as they were antidilutive since the exercise prices were greater than the average market prices during these periods. In addition, for the eight months ended September 30, 2006, the Company did not include 21 million of potential common shares related to the Limited-Subordination Notes or 3 million of potential common shares related to the 5% convertible notes in the diluted per share computation as they were deemed antidilutive.

In the third quarter of 2006, the Limited-Subordination Notes had a significant impact on the Company’s diluted EPS. In the preceding quarter and the eight month period ended September 30, 2006, the Limited-Subordination Notes did not affect diluted EPS because the notes were antidilutive in those periods. The change in the dilutive impact of these notes was primarily due to the modification of the conversion price from $46.86 to $34.84 in July 2006. See Note 11, “Debt Obligations” for further information on this debt modification.

(5)   Share-Based Compensation Plans

The Company adopted SFAS 123R effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required.

Predecessor Company—As of January 31, 2006, a total of 9 million stock options were outstanding. The Company did not issue any awards during 2005. Under the Company’s Plan of Reorganization, these stock options were canceled upon the Effective Date. No material share-based compensation expense was incurred as a result of these outstanding options for the month of January 2006.

Successor Company—As part of the Plan of Reorganization and as described in more detail below, the Bankruptcy Court approved the Company’s share-based compensation plans known as the Director Equity Incentive Plan (“DEIP”) and the Management Equity Incentive Plan (“MEIP”) which became effective on February 1, 2006. The following table summarizes the number of awards authorized, issued, canceled and available for future grants under each plan as of September 30, 2006:

	DEIP	MEIP	Total
Authorized	175,000	9,825,000	10,000,000
Issued	(100,000)	(9,781,150)	(9,881,150)
Canceled	—	966,218	966,218
Available for future grants	75,000	1,010,068	1,085,068

The Company recognized share-based compensation expense for each plan during the three months and nine months ended September 30, 2006 as follows:

	Successor
	Three Months Ended September 30,	Eight Months Ended September 30,
	2006	2006
(in millions)
Director Equity Incentive Plan:
Unrestricted Stock	$—	$3
Management Equity Incentive Plan:
Stock options	13	61
Restricted stock	15	73
Total	$28	$137

During the second quarter of 2006, the Company revised its initial estimated award forfeiture rate of 7.5% to 15% based upon actual attrition. As a result, the share-based compensation expense was reduced by approximately $7 million for the eight month period ended September 30, 2006.

As of September 30, 2006, approximately $99 million of total unrecognized costs related to nonvested shares are expected to be recognized over the remaining weighted-average period of 3.3 years.

Director Equity Incentive Plan.   The Nominating/Governance Committee of the Board (the “Governance Committee”) is authorized to grant equity-based awards to non-employee directors of the Company under the plan. The DEIP authorizes the Governance Committee to grant any of a variety of incentive awards to participants, including the following:

•       non-qualified stock options,

•       stock appreciation rights, which provide the participant the right to receive the excess (if any) of the fair market value of a specified number of shares of common stock at the time of exercise over the grant price of the stock appreciation right,

•       stock awards to be granted at no cost to the participant, including grants in the form of (i) an immediate transfer of shares which are subject to forfeiture and certain transfer restrictions (“Restricted Stock”); and (ii) an immediate transfer of shares which are not subject to forfeiture or a deferred transfer of shares if and when the conditions specified by the Human Resources Subcommittee of the UAL Board (the “HR Subcommittee”) are met (“Unrestricted Stock”),

•       annual compensation in the form of credits to a participant’s share account established under the DEIP, and

•       shares of common stock in lieu of receipt of all or any portion of cash amounts payable by the Company to a participant including retainer fees, board attendance fees and committee fees (but excluding expense reimbursements and similar items).

The shares may be issued from authorized and unissued shares of common stock or from the Company’s treasury stock. The exercise price for each underlying share of common stock under all options and stock appreciation rights awarded under the DEIP will not be less than the fair market value of a share of common stock on the date of grant. Each option granted under the DEIP will generally expire 10 years after its date of grant. The 100,000 unrestricted shares issued under the DEIP in the eight month period ended September 30, 2006 immediately vested on the grant date.

Management Equity Incentive Plan.   The HR Subcommittee is authorized under the plan to grant equity-based and other performance-based awards (“Award(s)”) to executive officers and other key management employees of the Company and its subsidiaries.

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

The table below summarizes stock option activity pursuant to our MEIP stock options for the period February 1 through September 30, 2006:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	—	—	—	$—
Granted	5,880,445	$35.16
Exercised	—	—
Canceled	(588,523)	$35.25
Outstanding at end of period	5,291,922	$35.15	9.4	$—
Exercisable at end of period	1,087,241	$35.25	9.3	$—

The weighted-average fair value of options granted for the period February 1, 2006, to September 30, 2006, was determined to be $21.45 based on the following assumptions:

Risk-free interest rate	4.7 – 5.0%
Dividend yield	0%
Expected market price volatility of our common stock	55 – 57%
Expected life of options (years)	5.00 – 6.21

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

The volatility assumptions were based upon historical volatilities of comparable airlines whose shares are traded using daily stock price returns equivalent to the contractual term of the option. Due to its emergence from more than three years in bankruptcy, historical volatility data for UAL was not considered in determining expected volatility. The Company did consider implied volatility data for both UAL and comparable airlines, using current exchange-traded options.

The expected life of the options was determined based upon a simplified assumption that the option will be exercised evenly from vesting to expiration under the transitional guidance of Staff Accounting Bulletin No. 107, Topic 14, “Share-Based Payments.”

The stock options typically vest over a four year period, except for awards to retirement-eligible employees, which are considered vested at the grant date.

The table below summarizes Restricted Stock activity for the period February 1 through September 30, 2006:

		Weighted-
		Average
	Restricted Stock	Grant Price
Nonvested at beginning of period	—	—
Granted	3,900,705	$36.83
Vested	(821,219)	$36.95
Terminated	(377,695)	$36.95
Nonvested at end of period	2,701,791	$36.77

Under SFAS 123R, the fair value of the Restricted Stock awards was based upon the volume weighted-average share price on the date of grant. The Restricted Stock awards typically vest over four years, except for awards to retirement-eligible employees, which are considered vested at the grant date.

(6)   Income Taxes

For the three and nine months ended September 30, 2006 and 2005, UAL incurred both a regular tax loss and an alternative minimum tax (“AMT”) loss. The primary differences between its regular tax loss and AMT loss were certain depreciation adjustments and preferences.

Temporary differences and carry forwards that give rise to a significant portion of deferred tax assets and liabilities at September 30, 2006 and December 31, 2005 were as follows:

	Successor		Predecessor
	September 30, 2006		December 31, 2005
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
(In millions)
Employee benefits, including postretirement, medical and ESOP	$1,475	$37	$5,471	$29
Depreciation, capitalized interest and transfers of tax benefits	—	2,714	—	3,434
Federal and state net operating loss carry forwards	3,201	—	2,688	—
Mileage Plus deferred revenue	949	—	47	—
Gains on sale and leasebacks	2	—	69	—
Aircraft rent	—	44	525	—
AMT credit carry forwards	291	—	294	—
Intangibles	—	1,066	19	—
Restructuring charges	156	—	4,482	—
Other	1,742	1,733	1,522	1,483
Less: Valuation allowance	(2,855)	—	(10,618)	—
	$4,961	$5,594	$4,499	$4,946

As a result of the Company’s emergence from bankruptcy, the Company has an unrealized tax benefit of $709 million at September 30, 2006, resulting from an excess tax deduction of $1.9 billion. The excess tax deduction represents the difference between the total tax deduction available, which is equal to the fair value of the common stock issued to certain unsecured creditors pursuant to the Plan of Reorganization, and the amount of the deduction attributable to the amount expensed, which is the value of the stock determined in the Plan of Reorganization. The Company will recognize this excess tax deduction when it is realized in a manner similar to the provisions of SFAS 123R.

At September 30, 2006, UAL and its subsidiaries had $291 million of federal AMT credits, $2.9 billion of federal tax benefits and $0.3 billion of state tax benefits, resulting from $8.2 billion of net operating losses which may be carried forward to reduce the tax liabilities of future years. If not utilized, the federal tax benefits of $0.2 billion expire in 2022, $1.2 billion expire in 2023, $0.4 billion expire in 2024, $0.5 billion expire in 2025, $0.4 billion expire in 2026 and $0.2 billion expire in 2027. In addition, the state tax benefit, if not utilized, expires over a five to twenty year period.

The Company has a valuation allowance against its deferred tax assets as of September 30, 2006 and December 31, 2005, to reflect management’s assessment of whether it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has determined that it is more likely than not that our net deferred tax asset at September 30, 2006, will be realized through the reversals of existing deferred tax credits.

At September 30, 2006, the federal and state net operating loss carryforwards (“NOLs”) were reduced by discharge of indebtedness income of $1.1 billion that resulted from the bankruptcy proceedings. At this time, the Company does not believe that the limitations imposed by the Internal Revenue Code on the usage of NOLs following an ownership change will apply to the Company. Therefore, the Company does not believe its exit from bankruptcy has had any material impact on the utilization of its remaining NOLs.

The effective tax rate differs from the statutory rate primarily due to meals and entertainment and key executive non-deductible expenses, state income taxes and Medicare Part D non-taxable income.

(7)          Retirement and Postretirement Plans

The net periodic benefit cost included the following components:

	Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2006	2005	2006	2005
Service cost	$3	$4	$9	$10
Interest cost	2	63	31	30
Expected return on plan assets	(2)	(51)	(1)	(2)
Amortization of prior service cost (credit) including transition obligation	—	2	—	(35)
Recognized actuarial loss	—	13	—	22
Net periodic benefit costs	$3	$31	$39	$25

	Pension Benefits			Other Benefits
	Successor	Predecessor		Successor	Predecessor
(In millions)	Period from February 1 to September 30, 2006	Period from January 1 to January 31, 2006	Nine Months Ended September 30, 2005	Period from February 1 to September 30, 2006	Period from January 1 to January 31, 2006	Nine Months Ended September 30, 2005
Service cost	$7	$1	$65	$24	$3	$32
Interest cost	6	1	458	84	11	95
Expected return on plan assets	(6)	(1)	(379)	(4)	(1)	(7)
Amortization of prior service cost (credit) including transition obligation	—	—	16	—	(13)	(107)
Curtailment charge	—	—	640	—	—	—
Settlement losses, net	—	—	390	—	—	—
Recognized actuarial loss	—	—	98	—	8	70
Revaluation of liability	—	43	—	—	73	—
Net periodic benefit costs	$7	$44	$1,288	$104	$81	$83

Upon emergence from bankruptcy on February 1, 2006, the Company completed a revaluation of the post-retirement liabilities as of January 1, 2006, and updated the assumed discount rate from a weighted-average of 5.68% (as of December 31, 2005) to 5.84% (as of February 1, 2006), resulting in a reduction of the net accumulated benefit obligation by approximately $28 million. In accordance with SOP 90-7, the Company also accelerated the recognition of $73 million in net unrecognized actuarial and prior service gains and losses upon emergence as reorganization expense. The Company also accelerated the recognition of all net unrecognized actuarial and prior service gains and losses pertaining to our foreign pension plans upon emergence, and recorded a reorganization expense of $43 million thereon.

With the termination of the Company’s domestic defined benefit retirement plans (see Note 1, “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases” items (c) through (e) for further details on pending matters), the Company has reached agreements with all of its employee groups to implement replacement plans, largely defined contribution plans. Contributions under the Company’s defined contribution plans are based on matching percentages, years of service and/or employee eligible earnings. The International Association of Machinists (“IAM”)

replacement plan is a multi-employer plan whereby the assets contributed by the Company (based on hours worked) may be used to provide benefits to employees of other participating companies, since assets contributed by all participating companies are not segregated or restricted to provide benefits specifically to employees of one participating company. The IAM replacement plan became effective on of March 1, 2006, while all others were effective during the entire quarter ended March 31, 2006. The Predecessor Company recorded expense of $16 million for the month of January 2006, while the Successor Company recognized $57 million and $150 million of expense for the third quarter of 2006 and for the eight months ended September 30, 2006, respectively, for all of the Company’s defined contribution employee retirement plans.

In the first and second quarter of 2005, the Company recognized pension curtailment charges of $433 million and $207 million, respectively, associated with actions taken by the PBGC to involuntarily terminate the Company’s defined benefit pension plans for the Ground Employees Plan as of March 11, 2005 and for the MAPC Plan and the Flight Attendant Plan as of September 30, 2005. These pension plans were projected to have benefit obligations and plan assets aggregating approximately $8.0 billion and $4.2 billion, respectively, as of December 31, 2004. In May 2005, the PBGC was appointed trustee for the Ground Employees Plan and in June 2005, the PBGC was appointed trustee for the MAPC Plan and the Flight Attendant Plan, assuming all rights and powers over the pension assets and obligations. Upon termination and settlement of these plans, the Company recognized a net settlement loss of approximately $395 million in accordance with SFAS 88.

A $1.9 billion allowable claim for the PBGC from the terminations of the Ground Employee Plan, MAPC Plan and the Flight Attendant Plan was recorded in the second quarter of 2005 in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of Loss” and was classified as Liabilities Subject to Compromise on the Condensed Statements of Consolidated Financial Position (Unaudited).

(8)          Restricted Cash

At September 30, 2006, UAL had $860 million in restricted cash (of which $340 million is classified as current), primarily representing security for workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. There can be no assurance that these institutions will not require additional levels of security deposits or reserve holdbacks.

(9)          Segment Information

UAL has five reportable segments that reflect the management of our business: North America, the Pacific, the Atlantic, Latin America and UAL Loyalty Services, LLC (“ULS”). For internal management and decision-making purposes, we have allocated expenses and revenues (as incorporated in our consolidated financial statements) to these segments for the three months ended September 30, 2006 and 2005, as well as the one month period ended January 31, 2006, the eight month period ended September 30, 2006 and the nine month period ended September 30, 2005 as follows:

	Three Months Ended September 30, 2006 (Successor)
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			Segment	Consolidated
(In millions)	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$3,294	$897	$630	$133	$217	$5	$—	$5,176
Intersegment revenue	75	27	18	4	14	1	(139)	—
Earnings (loss) before income taxes and special items	67	15	43	(6)	112	(11)	—	220
Goodwill	$—	$664	$667	$—	$1,472	$—	$—	$2,803

	Three Months Ended September 30, 2005 (Predecessor)
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			Segment	Consolidated
(In millions)	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$2,925	$819	$566	$106	$227	$12	$—	$4,655
Intersegment revenue	75	27	19	4	13	—	(138)	—
Earnings (loss) before income taxes, reorganization and special items	$(54)	$12	$26	$(9)	$92	$1	$—	$68

	Period January 1 to January 31, 2006 (Predecessor)
	United Airlines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
(In millions)	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$904	$265	$158	$51	$75	$5	$—	$1,458
Intersegment revenue	30	11	6	2	7	—	(56)	—
Earnings (loss) before income taxes and reorganization items	$(82)	$(5)	$(13)	$(10)	$26	$1	$—	$(83)

	Period February 1 to September 30, 2006 (Successor)
	United Air Lines, Inc.						Inter-	UAL
	North			Latin			Segment	Consolidated
(In millions)	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$8,582	$2,236	$1,504	$368	$593	$13	$—	$13,296
Intersegment revenue	215	74	47	12	47	2	(397)	—
Earnings (loss) before income taxes and special items	$14	$(101)	$40	$(42)	$217	$(12)	$—	$116

	Nine Months Ended September 30, 2005 (Predecessor)
	United Airlines, Inc.						Inter-	UAL
	North			Latin			segment	Consolidated
(In millions)	America	Pacific	Atlantic	America	ULS	Other	Elimination	Total
Revenue	$8,081	$2,286	$1,565	$347	$676	$38	$—	$12,993
Intersegment revenue	210	77	50	12	46	—	(395)	—
Earnings (loss) before income taxes, reorganization and special items	$(467)	$(49)	$(5)	$(46)	$273	$34	$—	$(260)

A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the consolidated financial statements follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Period from February 1 to September 30,	Period from January 1 to January 31,	Nine Months Ended September 30,
(In millions)	2006	2005	2006	2006	2005
Total earnings (loss) for reportable segments	$231	$67	$128	$(84)	$(294)
Reorganization items, net	—	(1,840)	—	22,934	(3,994)
Special items	30	—	30	—	(18)
Other UAL subsidiary earnings	(11)	1	(12)	1	34
Earnings (loss) before income taxes	$250	$(1,772)	$146	$22,851	$(4,272)

United’s operations involve an insignificant level of dedicated revenue-producing assets by reportable segment as the overwhelming majority of the Company’s revenue producing assets (primarily U. S. registered aircraft) generally can be deployed in any of its reportable segments, as any given aircraft may be used in multiple segments on any given day. ULS had $2.1 billion in total assets as of September 30, 2006.

In accordance with SFAS 142, on the Effective Date the Company allocated goodwill upon adoption of fresh-start reporting in a manner similar to how the amount of goodwill recognized in a business combination is determined. This required the determination of the fair value of each reportable segment to calculate an estimated purchase price for such segment. This purchase price was then allocated to the individual assets and liabilities assumed to be related to that segment. Any excess purchase price is the amount of goodwill assigned to that reporting unit. As stated above, the overwhelming majority of the Company’s revenue producing assets and the related liabilities relate to aircraft that may be used in multiple segments on any given day. As a result, the Company allocated such asset values and the related liabilities on the basis of available seat miles flown in each segment. To the extent that individual assets and liabilities could be assigned directly to specific segments, those assets and liabilities were so assigned. In accordance with SFAS 141, any adjustments to the preliminary allocation of reorganization value could change the amount of recorded goodwill and the allocation of such goodwill to the reportable segments. During the eight months ended September 30, 2006, goodwill increased by $47 million as a result of valuation adjustments to certain assets and liabilities, which resulted in minor adjustments to allocated goodwill values.

(10)   Comprehensive Income (Loss)

The Company includes in other comprehensive income (loss) changes in minimum pension liabilities and changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three months ended September 30, 2006 and 2005, total comprehensive income (loss) amounted to $133 million and $(1.8) billion, respectively. For the one month period ended January 31, 2006, eight month period ended September 30, 2006 and nine month period ended September 30, 2005, total comprehensive income (loss) amounted to $22.9 billion, $71 million and $(2.4) billion, respectively. Total comprehensive loss for the nine months ended September 30, 2005 included a $1.9 billion net adjustment relating to the termination of various pension plans, as discussed in Note 7, “Retirement and Postretirement Plans.”

(11)   Debt Obligations

In accordance with the Plan of Reorganization, the Company issued new debt, entered into the Credit Facility, reinstated certain secured aircraft debt and entered into other debt agreements negotiated during the bankruptcy process (including aircraft financings), which consist of the following:

(in millions)	September 30, 2006
Secured notes, 5.38% to 9.52%, due 2006 to 2019	$5,321
Credit Facility, 9.125% and 9.25%, due 2012	2,786
Limited-Subordination notes, 4.5%, due 2021	726
6% senior notes, due 2031	500
5% senior convertible notes, due 2021	150
Total debt	9,483
Less: unamortized debt discount	(251)
Less: current portion	(665)
Long-term debt, less current portion	$8,567

Secured Notes.   During the second quarter of 2006, the Company identified and corrected $186 million of certain omissions previously reported in the Annual Report on Form 10-K for the year of 2005. Specifically, Form 10-K Note 9, “Long-Term Debt,” understated the amount of 2007 anticipated principal payments under long-term debt agreements by $186 million. In addition, the Company identified and corrected $186 million of certain misclassifications previously reported in the Quarterly Report on Form 10-Q within the Statements of Consolidated Financial Position (Unaudited) for the first quarter of 2006. Form 10-Q inaccurately classified $186 million between the current and the long-term portions of debt thereby understating current debt and overstating the long-term portion.

Credit Facility.   On the Effective Date, United entered into the Credit Facility provided by a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Citicorp Global Markets Inc., as joint lead arrangers and joint book runners; JPMorgan Chase Bank, N.A. (“JPMCB”) and Citicorp USA, Inc. (“CITI”), as co-administrative agents and co-collateral agents; General Electric Capital Corporation, as syndication agent; and JPMCB as paying agent. The Credit Facility provides for a total commitment of up to $3.0 billion, comprising two separate tranches: (i) Tranche A consisting of up to $200 million revolving commitment available for Tranche A loans and for standby letters of credit to be issued in the ordinary course of business of United or one of its subsidiary guarantors; and (ii) Tranche B consisting of a term loan commitment of up to $2.45 billion available at the time of closing and additional term loan commitments of up to $350 million available upon, among other things, United’s acquiring unencumbered title to some or all of the 14 airframes and related engines that were subject to United’s 1997-1 EETC financing. The Credit Facility matures on February 1, 2012.

Borrowings under the Credit Facility bear interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin of 2.75% in the case of the base rate loans and 3.75% in the case of the LIBOR loans. The Tranche B term loan requires regularly scheduled semi-annual payments of principal equal to 0.5% of the original principal amount of the Tranche B term loan. Interest is payable on the last day of the applicable interest period but in no event less than quarterly. In March 2006, the Company entered into an interest rate swap to mitigate its exposure to increases in interest rates. For further details, see Note 13, “Financial Instruments and Risk Management.” At any time prior to February 1, 2007, United may use the proceeds from any lower-cost refinancing to redeem some or all of the term loans at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Prepayment penalties do not apply to any term note redemptions after February 1, 2007.

The obligations under the Credit Facility are unconditionally guaranteed by UAL and certain of the direct and indirect domestic subsidiaries of the Company (other than United) (the “Guarantors”), and are secured by a security interest in substantially all of the tangible and intangible assets of the Guarantors. The obligations under the Credit Facility are also secured by a pledge of the capital stock of United and the direct and indirect subsidiaries of UAL and United, except that a pledge of any first-tier foreign subsidiary is limited to 65% of the stock of such subsidiary and such foreign subsidiaries are not required to pledge the stock of their subsidiaries.

The Credit Facility contains covenants that will limit the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, pay dividends or other payments from United’s direct or indirect subsidiaries, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business. The Credit Facility also requires compliance with several financial covenants, including (i) a minimum ratio of earnings before interest, taxes, depreciation and amortization and aircraft rent (“EBITDAR”) to the sum of cash interest expense, cash aircraft rent (other than capitalized leases) and scheduled debt payments; (ii) a minimum unrestricted cash balance of $1.2 billion, to be reduced to $1.0 billion after December 31, 2006 assuming United is in compliance with the ratio calculated under (i) above; and (iii) the market value of the collateral must be greater than 150% of the sum of (a) the aggregate outstanding amount of the loans plus (b) the undrawn amount of outstanding letters of credit, plus (c) the unreimbursed amount of drawings under any letters of credit, and (d) the termination value of certain interest rate protection and hedging agreements with the exit lenders and their affiliates. The Credit Facility received a rating of B+ from Standard & Poor’s and B1 from Moody’s Investment Services.

United used all $2.45 billion of the available borrowings under Tranche B and $161 million of the $200 million available under Tranche A of the Credit Facility at the Effective Date to finance working capital needs and for other general corporate purposes, including repayment of the borrowings outstanding under the DIP Financing. Subsequently, the Company repaid $161 million on the revolving credit line borrowings and accessed the remaining $350 million of the delayed draw term loan. The Company expects to remain in compliance with Credit Facility covenants, but there are no assurances it will be able to do so. Failure to comply with our Credit Facility covenants could result in a default under the Credit Facility unless we obtain a waiver of, or otherwise mitigate, the default. Additionally, the Credit Facility contains a cross-default provision with respect to defaults on our other credit arrangements that exceed $40 million. A default could result in a termination of the Credit Facility and a requirement to accelerate repayment of all outstanding borrowings.

As of September 30, 2006, the Company had outstanding borrowings of $2.8 billion of which $2.4 billion is subject to an interest rate of 9.25% with the remaining balance of $348 million at 9.125%. In addition, letters of credit were issued under the Credit Facility in an aggregate amount of $58 million subject to an interest rate of 3.75%. The Company is in compliance with the Credit Facility covenants.

Limited-Subordination Notes.   As discussed in Note 1, “Voluntary Reorganization Under Chapter 11,” the Company reached an agreement with five of the seven eligible employee groups to modify certain terms of the notes.

In July 2006, the Company issued $726 million aggregate principal amount of 4.5% senior limited-subordination convertible notes to irrevocable trusts established for the benefit of certain of its employees, including employees under collective bargaining agreements. The notes are unsecured, mature on June 30, 2021 and do not require any payment of principal prior to maturity. Interest is payable semi-annually, in arrears. Interest for the first year may be paid in shares of common stock, at the option of the Company. These notes may be converted into common stock of the Successor Company at any time after October 23, 2006, at an initial conversion price of $34.84 which may be subject to adjustment for certain dilutive items and events. The notes are junior in right of payment upon liquidation to the Company’s obligations under the 5% senior convertible notes and 6% senior notes discussed below in “Newly-issued Debt.” The notes are callable in cash and/or Successor Company common stock beginning approximately five years after the issuance date, except that the Company may elect to pay in common stock only if the common stock has traded at not less than 125% of the conversion price for the 60 consecutive trading days immediately prior to the redemption date. In addition, on each of June 30, 2011 and June 30, 2016, holders have the option to require the Company to repurchase its notes, which the Company may elect to do through the payment of cash or Successor Company common stock, or a combination of both.

Pursuant to the Plan of Reorganization, the notes were to be issued at a conversion rate of $46.86, which was based on a conversion price equal to 125% of the average closing stock price for the 60 consecutive trading days following February 1, 2006, and an interest rate established so that the notes would trade at par upon issuance. Since the original conversion option was priced significantly out of the money as of the note issuance date of July 25, 2006, the Company agreed with employee groups to modify the conversion price to make the notes more marketable and to provide United with a more favorable interest rate. This modification did not alter or eliminate the requirement that an interest rate be selected so that the notes would trade at par upon issuance. Had the Company not modified the conversion price, the interest rate required to meet the par trading requirement would have been significantly higher than 4.5%.

The Company accounted for this modification of debt in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF 05-7”). The Company evaluated the original and modified terms of this debt instrument (including performing a fair valuation of the conversion feature before and after the modification), and determined that the modification qualified to be accounted for as an extinguishment of debt. As a result, the modified Limited-Subordination Notes were recorded at fair market value on their date of issuance, which approximated the book value of the original extinguished notes, and no gain or loss was realized on the extinguishment. The Company had recorded the original Limited-Subordination Notes at fair market value upon its emergence from bankruptcy in accordance with fresh-start reporting.

Subsequent to the issuance of the modified notes in July 2006, the trusts sold the notes to third parties and remitted the proceeds to the employee beneficiaries.

Newly-issued Debt.   In addition to the mandatorily convertible preferred securities discussed in Note 12, “Preferred Stock,” the Company issued the following new debt instruments on the Effective Date:

•       5% senior convertible notes were issued to certain holders of the O’Hare municipal bonds. The notes are unsecured, have a term of 15 years from the date of issuance and do not require any payment of principal prior to maturity. Interest is payable semi-annually, in arrears. Interest for the first year may be paid in kind, at the option of the Company, in Successor Company common stock. These 5% senior convertible notes may be converted into Successor Company common stock, at any time, at a per share price of $46.86. This conversion price is subject to adjustment for certain dilutive items and events. These notes are callable, at the Company’s option, in cash or Successor Company common stock, under certain conditions, 5 years after the issuance date. The holders have the option to require the Company to repurchase its notes on the 5th and 10th anniversary of the date of issuance, which the Company may elect to do through the payment of cash or Successor Company common stock, or a combination of both.

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

Contingent Senior Unsecured Notes.   In addition to the newly-issued debt as noted above, the Company is obligated to issue to the PBGC 8% senior unsecured notes with an aggregate $500 million principal amount in up to eight equal tranches of $62.5 million (with no more than two tranches issued on a single date) upon the occurrence of certain financial trigger events. Any required tranche will be issued no later than 45 days following the end of any fiscal year in which there is an issuance trigger date, starting with the fiscal year 2009 and ending with the fiscal year 2017. An issuance trigger date occurs when, among other things, the Company’s EBITDAR exceeds $3.5 billion over the prior twelve months ending September 30 or December 31 of any applicable fiscal year, beginning with the fiscal year 2009. However, if the issuance of a tranche would cause a default under any other securities then existing, the Company may satisfy its obligations with respect to such tranche by issuing Successor Company common stock having a market value equal to $62.5 million. Each issued tranche will mature 15 years from its respective issuance date; with interest payable in cash in semi-annual installments; and will be callable at any time at 100% of par value, plus accrued and unpaid interest.

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

The 2% convertible preferred stock was issued to the PBGC on the Effective Date. The shares were issued at a liquidation value of $100 per share, convertible at any time following the second anniversary of the issuance date into common stock of the Successor Company at a conversion price of $46.86 per common share; with dividends payable in kind semi-annually (in the form of increases to the liquidation value of the issued and outstanding shares); the preferred stock ranks pari passu with all current and future UAL or United preferred stock and is redeemable at any time at the then-current liquidation value (plus accrued and unpaid dividends) at the option of the issuer. The preferred stock is mandatorily convertible 15 years from the date of issuance. Upon a fundamental change or a change in ownership as defined in the Company’s restated certificate of incorporation, holders of shares of the preferred stock are also entitled to receive payment equal to the amount they would receive in an actual liquidation of the Company. At September 30, 2006, 5 million shares of 2% convertible preferred stock were outstanding with an aggregate liquidation value of $504 million, which includes $4 million in dividends that were declared in June 2006.

At September 30, 2006, the carrying value of the 2% convertible preferred stock was $356 million which includes $4 million in dividends that were declared in June 2006. During the third quarter of 2006, the Company accrued an additional $3 million of dividends that will be payable during the fourth quarter of 2006.

(13)   Financial Instruments and Risk Management

Instruments designated as cash flow hedges receive favorable accounting treatment under SFAS 133, as long as the hedge is effective and the underlying transaction is probable. If both factors are present, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income (loss) until earnings are affected by the cash flows being hedged.

Instruments classified as economic hedges do not qualify for hedge accounting under SFAS 133. Under this classification all changes in the fair value of these contracts are recorded currently in operating income, with the offset to either current assets or liabilities each reporting period.

Aircraft Fuel Hedges.   In the one month ended January 31, 2006, the Predecessor Company had no fuel hedges in place. In the eight months ended September 30, 2006, the Successor Company entered into and settled aircraft fuel hedges for its mainline operations that were classified as economic hedges. The Successor Company used swaps, collars and three-way options to hedge a portion of its price risk related to projected fuel requirements.

In the eight months ended September 30, 2006, the Successor Company recognized a loss of $11 million which included a $15 million realized gain for settled contracts, and $26 million of unrealized mark-to-market losses for contracts settling after September 30, 2006, all of which were classified as mainline fuel expense in the Condensed Statements of Consolidated Operations (Unaudited). In the nine months ended September 30, 2005, the Predecessor Company recognized gains of $50 million in non-operating income, which included income of $4 million relating to the options’ time-value, with hedge ineffectiveness being immaterial.

The Successor Company recognized a loss of $18 million for the three months ended September 30, 2006, which included an $8 million realized gain and $26 million of unrealized mark-to-market losses, all of which were classified as mainline fuel expense in the Condensed Statements of Consolidated Operations (Unaudited). In the three months ended September 30, 2005, the Predecessor Company recognized a gain of $10 million (which included a loss of $1 million relating to the options’ time-value and a gain of $11 million as a result of ineffective hedges) in non-operating income, mainly due to non-designated fuel hedges.

As of October 30, 2006, the Company had hedged 34% of forecasted fourth quarter 2006 fuel consumption through crude oil collars and swaps. On a weighted-average basis, hedge protection begins if crude exceeds $69 per barrel. Conversely, payment obligations begin if crude, on a weighted-average basis, drops below the same $69 per barrel.

As of October 30, 2006, the Company had hedged 25% of forecasted fuel consumption for the first quarter 2007 predominantly through crude oil three-way collars with upside protection, on a weighted-average basis, beginning from $65 per barrel and capped at $74 per barrel. Payment obligations, on a weighted-average basis, begin if crude drops below $59 per barrel.

Interest Rate Swap.   The Company uses interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of the Company’s interest rate hedging policy. In March 2006, the Successor Company entered into an interest rate swap with an initial notional amount of $2.45 billion that decreases to $1.8 billion over the term of the swap. The swap expires in February 2012 and requires that the Company pay a fixed rate of 5.14% and receive a floating rate based on the three-month LIBOR rate. This swap is designated as a cash flow hedge under SFAS 133.

Assuming prevailing interest rates, the fair value of our interest rate derivative agreement is the estimated amount that we would pay or receive to terminate the agreement. The Successor Company recorded losses of $57 million and $15 million in accumulated other comprehensive income for the three and eight months ended September 30, 2006, respectively.

(14)   Commitments, Contingent Liabilities and Uncertainties

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

The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimatable. These amounts are recorded based on our assessments of the likelihood of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

The Company anticipates that if ultimately found liable, its damages from claims arising from the events of September 11, 2001 could be significant; however, the Company believes that, under the Air Transportation Safety and System Stabilization Act of 2001, its liability will be limited to its insurance coverage.

The Company has not incurred any material environmental obligations relating to the events of September 11, 2001.

Commitments.   At September 30, 2006, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.5 billion, after deducting advance payments. The Company’s current commitments would require the payment of an estimated $0.1 billion in 2006, $0.1 billion for the combined years of 2007 and 2008, $0.1 billion for the combined years of 2009 and 2010 and $2.2 billion thereafter primarily for the purchase of A319 and A320 aircraft. However, the Company has the right to cancel these orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take future delivery of these aircraft.

Guarantees.

Fuel Consortia.   The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortium (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2005, approximately $449 million principal amount of such bonds were secured by fuel facility leases at major hubs in which we participate. United’s maximum exposure is approximately $143 million principal amount of such bonds based on our past consortia participation and will only trigger if the other participating carriers or consortia members default on their lease payments. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2010 to 2028. The Company did not record a liability at the time these indirect guarantees were made.

Municipal Bond Guarantees.   The Company has entered into long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds. These bonds were issued by various local municipalities to build or improve airport and maintenance facilities. Under these lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. However, as a result of the bankruptcy filing, United was not permitted to make payments on unsecured pre-petition debt. The Company was advised that these municipal bonds may be unsecured (or in certain instances, partially secured). The principal amounts of certain of these bonds are recorded in the Condensed Statements of Consolidated Financial Position (Unaudited) in accordance with GAAP. See Note 1, “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases,” for a discussion of ongoing litigation with respect to certain of these obligations.

(15)   Lease Obligations

UAL leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles. As allowed under Section 365 of the Bankruptcy Code, during our reorganization the Company assumed, assumed and assigned, or rejected certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. During bankruptcy, the Company also entered into numerous aircraft financing term sheets with financiers, some of which were implemented prior to the Effective Date, and others of which were implemented on the Effective Date. These term sheets required the Company to apply lease modification testing as of fresh-start, which resulted in the reclassification of some financings as capital leases or operating leases for the Successor Company, which were different from classifications for the Predecessor Company.

In connection with fresh-start reporting, aircraft operating leases were adjusted to fair value and a net deferred asset of $263 million was established in the Condensed Statements of Consolidated Financial Position (Unaudited) on the Effective Date, representing the net present value of the differences between stated lease rates in agreed term sheets and the fair market rates for similar aircraft. These deferred amounts are amortized on a straight-line basis as an increase to aircraft rent expense over the applicable remaining lease periods, generally one to 18 years.

At September 30, 2006, scheduled future minimum lease payments under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year were as follows:

	Operating Leases		Capital
(In millions)	Aircraft	Non-aircraft	Leases
Payable during—
2006	$182	$120	$78
2007	771	461	246
2008	760	449	309
2009	726	439	173
2010	687	424	426
After 2010	3,010	3,211	861
Total minimum lease payments	$6,136	$5,104	$2,093
Imputed interest (at rates of 1.1% to 10.0%)			(635)
Present value of minimum lease payments			1,458
Current portion			(101)
Long-term obligations under capital leases			$1,357

In May 2006, United entered into an agreement with DEN to vacate certain leased gates over a twelve-month transition period. In exchange, DEN agreed to build a regional jet facility and reduce United’s annual rental expense at DEN by $5 million in 2006 and no more than $10 million per year thereafter, through 2024.

At September 30, 2006, United leased 217 mainline aircraft, 50 of which were accounted for as capital leases. These leases have initial terms of 5 to 26 years, with expiration dates ranging from 2007 through 2024. Under the terms of most leases, we have the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost. Additionally, the amounts in the above table include lease payments related to our United Express contracts for 28 aircraft under capital leases and 262 aircraft under operating leases as described in Note 2(h), “Summary of Significant Accounting Policies—United Express.”

Certain of our aircraft lease transactions contain provisions such as put options giving the lessor the right to require us to purchase the aircraft at lease termination for a certain amount resulting in residual value guarantees. Leases containing this or similar provisions are recorded as capital leases on the balance sheet and, accordingly, any and all residual value guarantee amounts contained in an aircraft lease are fully reflected as capital lease obligations on the Condensed Statements of Consolidated Financial Position (Unaudited).

In connection with certain euro-denominated aircraft financings accounted for as capital leases, United had on deposit in certain banks at September 30, 2006 an aggregate 400 million euros ($506 million) and $17 million in U.S. denominated deposits, and had pledged an irrevocable security interest in such deposits to certain of the aircraft lessors. These deposits will be used to repay an equivalent amount of recorded capital lease obligations, and are classified as aircraft lease deposits in the accompanying Condensed Statements of Consolidated Financial Position (Unaudited).

(16)   Statement of Consolidated Cash Flows—Supplemental Disclosures

Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Successor	Predecessor
	Period from February 1 to September 30,	Period from January 1 to 31,	Nine Months Ended September 30,
(In millions)	2006	2006	2005
Cash paid during the period for:
Interest (net of amounts capitalized)	$496	$35	$302
Income taxes	—	—	—
Non-cash transactions:
Long-term debt incurred for additions to other assets	$362	$—	$21
Decrease (increase) in pension intangible assets	—	(4)	657
Net unrealized gain (loss) on derivatives	(15)	24	28

In addition to the above non-cash transactions, see Note 1, “Voluntary Reorganization Under Chapter 11,” Note 11, “Debt Obligations” and Note 12, “Preferred Stock.”

(17)   Advanced Purchase of Miles

In October 2005, we entered into an amendment to our agreement with Chase regarding the Mileage Plus Visa card under which Chase pays for frequent flyer miles earned by Mileage Plus members for making purchases using the Mileage Plus Visa card. The existing agreement includes an annual guaranteed payment for the purchase of frequent flyer miles.

In addition to extending the agreement until 2012 and making certain other adjustments in the relationship, the agreement provided for an advance purchase of miles of $200 million. This advanced purchase of miles will reduce the annual guaranteed payment for 2006 through 2009 by $75 million per year. In addition, the Company provided a junior lien upon, and security interest in, all collateral pledged or in which security interest is granted, as security in connection with the Credit Facility. The security interest is junior to other Credit Facility debt, and will apply to no more than $850 million in total advance purchases at any time. As of September 30, 2006 and December 31, 2005, the total advanced purchase of miles was $694 million and $679 million, respectively.

At the Effective Date, upon adoption of fresh-start reporting in accordance with SOP 90-7, the Company began to accrue imputed interest expense on its advanced purchase of miles balance. The accounting for imputed interest was based on Emerging Issues Task Force Issue No. 88-18, “Sales of Future Revenues” (“EITF 88-18”). Due to the existence of the security interest, the agreement with Chase was considered to be similar to debt. In the third quarter of 2006, the Company reevaluated its accounting for this agreement and reached a final determination that the amounts received under the Chase agreement are deferred revenue. As a result of this conclusion, in the third quarter of 2006 United reversed $30 million of accrued interest that had been recorded between February and June 2006.

(18)   Special Items

SFO Municipal Bonds Security Interest.   In October 2006, the Bankruptcy Court issued an order declaring that the owners of certain municipal bonds, issued before the Petition Date to finance construction of certain leasehold improvements at SFO, shall be allowed a secured claim of approximately $27 million, based upon the court-determined fair value of UAL’s underlying leasehold. Both parties have filed motions for reconsideration which may cause the Bankruptcy Court to make minor adjustments to the final amount of the secured claim. In accordance with SOP 90-7, as of the Effective Date, UAL recorded $60 million as its best estimate of the probable security interest to be awarded in this unresolved litigation. In the third quarter of 2006 the Company recorded a special item of $30 million as a benefit to income from continuing operations, to reduce the Company’s recorded obligation for the SFO municipal bonds to the amount the Company now estimates is probable to be allowed by the Bankruptcy Court, in accordance with Practice Bulletin 11. See Note 1, “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases, item (a)” for further information.

Aircraft Impairment.   During the second quarter of 2005, the Company recognized a charge of $18 million for aircraft impairments related to the planned accelerated retirement of certain aircraft.

(19)   Severance Accrual

The Company has implemented several cost saving initiatives that have resulted in a reduction in workforce such as the outsourcing of administrative functions, the closing of certain call centers and its announcement of the elimination of certain salaried and management positions through attrition and layoffs. The Company’s severance policy provides the affected employees salary continuation as well as certain insurance benefits for a specified period of time. Accordingly, the Company has estimated its severance obligations to be $20 million as of September 30, 2006 in accordance with Statement of Financial Accounting Standards No. 112 (As Amended), “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43.”

The following is a reconciliation of activity related to the severance accrual for the nine months ended September 30, 2006:

(In millions)
Balance at December 31, 2005	$7
Accruals	29
Payments	(16)
Balance at September 30, 2006	$20

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

UAL Corporation is a holding company and its principal, wholly-owned subsidiary is United Air Lines, Inc., a Delaware corporation (“United”). We sometimes collectively refer to UAL Corporation, together with its consolidated subsidiaries, as “we,” “our,” “us,” “UAL” or the “Company.” United’s operations consist primarily of the transportation of persons, property, and mail throughout the U.S. and abroad. United provides these services through full-sized jet aircraft (which we refer to as our “mainline” operations), as well as smaller aircraft in its regional operations conducted under contract by “United Express®” carriers.

United is one of the largest passenger airlines in the world with more than 3,700 flights a day to more than 210 destinations through its mainline and United Express services. United offers more than 1,600 average daily mainline departures (including Ted(SM)) to more than 120 destinations in 28 countries and two U.S. territories. United provides regional service connecting primarily with United’s domestic hubs through marketing relationships with United Express carriers, which provide more than 2,000 average daily departures to more than 150 destinations. United serves virtually every major market around the world, either directly or through its participation in the Star Alliance®, the world’s largest airline network.

Bankruptcy Matters.   On December 9, 2002 (the “Petition Date”), UAL, United and 26 direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). On January 20, 2006, the Bankruptcy Court confirmed the Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the “Effective Date”). In connection with United’s emergence from Chapter 11 bankruptcy protection, the Company adopted fresh-start reporting, which resulted in significant changes to the historical financial statements as discussed in the “Financial Results” section below. See Note 1, “Voluntary Reorganization Under Chapter 11” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further information regarding bankruptcy matters.

The Company believes its restructuring has made United competitive with network airline peers. The Company’s financial results clearly demonstrate this progress—in every year of the restructuring, beginning in 2003, United’s financial performance has improved despite continued significant increases in fuel prices. While the annual cost of mainline fuel increased by more than $2.0 billion between 2002 and 2005, United has reduced annual operating losses by approximately $2.6 billion through 2005 and results of operations have continued to improve since the Effective Date.

Recent Developments.   United seeks to continuously improve the delivery of its products and services to its customers, reduce its costs, and increase its revenues. Some of these initiatives and other 2006 developments include the following:

•       In the second quarter of 2006, the Company announced a program to reduce projected 2007 expenses by $400 million. United has identified some specific programs to realize a portion of these savings, and continues to identify and evaluate other savings opportunities. For example, the Company expects to reduce costs by approximately $200 million through savings in such areas as telecommunications, airport services, catering, maintenance materials, aircraft ground handling and regional affiliates. United also expects to reduce advertising and marketing costs by as much as $60 million. The implementation of a new flight planning system, and reduced block time opportunities, are expected to generate approximately $40 million in savings. In addition, the Company estimates a $100 million reduction in general and administrative expense, which includes a reduction of salaried and management positions. The Company has realized approximately $135 million of these cost reductions in 2006 and is on track to achieve the remaining $265 million in 2007.

•       In the second quarter of 2006, the General Services Administration (“GSA”) awarded its annual U.S. government employee travel contracts for its upcoming fiscal year beginning October 1, 2006. The GSA selected United to provide certain air transportation services for which the estimated annual revenue to United will be approximately $540 million, or 27.4% of the total estimated GSA employee travel award. This award level represents a 6.7 point increase over the prior contract year.

•       Effective September 2006, United began charging travel agents within North America a $3.50 per passenger segment fee if low cost booking channels are not used. Over the last few months, the Company has also renegotiated its agreements with the four major global distributions system (“GDS”) providers to allow access to low cost booking options for travel agencies. Increased use of low cost booking channels is expected to reduce the Company’s product distribution expenses.

•       In the third quarter of 2006, United announced the addition of 22 new flights from Washington Dulles, which is expected to increase departures from Dulles by 14 percent in the fall of 2006 as compared to the fall of 2005. In addition, United recently applied for nonstop service between Dulles and Beijing with the Department of Transportation. If approved, the new service would begin in March 2007.

•       The Company continues to identify and implement continuous improvement programs, and is actively training key employees in continuous improvement strategies and techniques. These include such initiatives as optimization of aircraft and airport facilities and selected outsourcing of activities to more cost-effective service providers. The Company expects that these programs, as well as the aforementioned expense reduction programs, will produce economic benefits which will be necessary to mitigate inflationary cost pressures in other categories of operating expenses, such as airport usage fees, aircraft maintenance, and employee healthcare benefits, among others.

Financial Results.   Upon United’s emergence from Chapter 11 bankruptcy protection, the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Thus, the consolidated financial statements prior to February 1, 2006, reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting which incorporates fair value adjustments recorded from the application of SOP 90-7. Therefore, financial statements for the post-emergence periods are not comparable to the pre-emergence period financial statements.

However, for purposes of preparing year-over-year discussions of the results of operations, management has compared the Successor Company’s results for the three months ending September 30, 2006, to the Predecessor Company’s results for the three months ending September 30, 2005; and, has compared the combined results for the one month ended January 31, 2006, and eight months ended September 30, 2006, to the Predecessor Company’s results for the nine months ended September 30, 2005. Management’s period-to-period comparisons include the identification of significant differences in results of operations attributable to the adoption of fresh-start reporting. References to “Successor Company” refer to UAL on or after February 1, 2006, after giving the effect to the application of fresh-start reporting. References to “Predecessor Company” refer to UAL prior to February 1, 2006.

In addition, the table below presents a reconciliation of the Company’s net income (loss) to net income (loss), excluding reorganization items. The Company believes that these year-over-year comparisons of the results of operations and the table below provide management and investors a better perspective of the Company’s core business and on-going operational and financial performance and trends.

The following table presents the Company’s net income (loss) for the three and nine month periods ended September 30, 2006, as compared to the year-ago periods:

	Successor	Predecessor	Successor	Predecessor	Combined	Predecessor
			Period from	Period from	Nine Months	Nine Months
	Three Months Ended September 30,		February 1 to September 30,	January 1 to January 31,	Ended September 30,	Ended September 30
(in millions)	2006	2005	2006	2006	2006	2006
Net income (loss)	$190	$(1,772)	$86	$22,851	$22,937	$(4,272)
Reorganization items, net	—	1,840	—	(22,934)	(22,934)	3,994
Net income (loss), excluding reorganization items, net	$190	$68	$86	$(83)	$3	$(278)

The Company’s improved results of operations in 2006, as compared with the year-ago periods is primarily due to the following:

•       Operating revenues increased $521 million, or 11%, and $1.8 billion, or 14%, in the three and nine month periods ended September 30, 2006, respectively, as compared to the same year-ago periods. These revenue increases were due to United’s improved world-wide network optimization and a healthy revenue environment for United and the airline industry. In addition, the Company has experienced some slowing in year-over-year revenue growth in the late third quarter and early fourth quarter of 2006, relative to the strong summer period of 2006.

•       Regional affiliates’ contribution to results of operations increased significantly in the 2006 periods as compared to the 2005 periods as a result of an improved regional operation cost structure resulting from the bankruptcy reorganization, and increased revenues as noted above.

The improvements noted above were partially offset by the following:

•       Mainline fuel costs increased $262 million and $819 million in the three and nine month periods of 2006, respectively, as compared to the same periods in 2005. These increases primarily resulted from significant increases in the average price paid for jet fuel between periods.

•       The Company incurred non-cash stock based compensation expense of $28 million and $137 million in the three and nine month periods of 2006, respectively, as a result of the adoption of stock-based compensation plans as of the Effective Date. There was no stock-based compensation expense in the same periods of 2005.

•       Aircraft maintenance materials and outside repairs expense increased $53 million and $123 million in the three and nine month periods ended September 30, 2006, respectively, as compared to the year-ago periods. As further discussed in “Results of Operations” below, the increases are due to higher volumes of outsourced maintenance and increased rates under certain maintenance contracts.

•       The Company incurred increased non-cash amortization and depreciation charges of $23 million and $49 million in the three and nine month periods ended September 30, 2006, respectively, as compared to the same year-ago periods, on assets that were recorded at fair value as part of fresh-start reporting, including the amortization of definite-lived intangible assets newly recorded under fresh-start reporting. These charges were partially offset by a favorable $30 million special item recognized in the third quarter of 2006 resulting from the resolution of a preconfirmation contingency for bankruptcy-related municipal bond litigation. United did not recognize similar expense impacts in the year-ago periods.

•       Interest expense increased in the three and nine month periods in 2006, as compared with the same periods of 2005, primarily due to increased debt outstanding as a result of the Company’s new capital structure resulting from its emergence from bankruptcy. The Company also recorded non-cash interest expense in the 2006 periods resulting from the amortization of certain fair value adjustments to its outstanding debt as of the Effective Date under fresh-start reporting. In addition, the Company reported interest income of $72 million and $173 million in the three and nine month periods ended September 30, 2006, respectively, as compared to a total of $21 million and $48 million in the 2005 periods. The 2005 interest income amounts included $13 million and $30 million that were recorded in reorganization expense.

The January 2006 reorganization income of approximately $22.9 billion primarily relates to the discharge of liabilities and other fresh-start adjustments recorded in connection with the Company’s emergence from bankruptcy. In the three and nine months ended September 30, 2005, the reorganization charges of approximately $1.8 billion and $4.0 billion, respectively, were primarily for pension-related and aircraft claim charges. For complete information related to the Company’s fresh-start adjustments, see Note 1, “Voluntary Reorganization Under Chapter 11—Fresh Start Reporting” in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Liquidity.   As of September 30, 2006, the Company had total cash, including restricted cash and short-term investments, of $4.9 billion. The Company’s strong cash position resulted from its recapitalization upon United’s emergence from bankruptcy and strong operating cash flows of $1.3 billion during the combined nine month period of 2006, as compared to operating cash flow of $802 million in the same period of 2005.

Capital Commitments.   At September 30, 2006, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.5 billion, after deducting advance payments. For further details, see Note 14, “Commitments, Contingent Liabilities and Uncertainties” in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Contingencies.   During the course of its Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved most pending claims against the Debtors. However, the following material matters remain to be resolved in the Bankruptcy Court. The following discussion provides an overview of the status of unresolved bankruptcy matters as well as other contingencies. For further details on these matters, see Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations” and Note 14, “Commitments, Contingent Liabilities and Uncertainties” in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Municipal Bond Obligations.   The Company is a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds that are issued by various local municipalities to build or improve airport and maintenance facilities. As a result of the Company’s bankruptcy filing, United was not permitted to make payments on unsecured pre-petition debt. The Company had been advised that these municipal bonds may be unsecured (or in certain instances, partially secured) pre-petition debt. Therefore, through the bankruptcy process, the Company had either settled or rejected certain pre-petition debt associated with the municipal bonds. Certain of the Company’s municipal bond obligations relating to John F. Kennedy International Airport (“JFK”), Los Angeles International Airport (“LAX”), and San Francisco International Airport (“SFO”) have been conclusively adjudicated as financings and not true leases, while the bonds relating to Denver International Airport (“DEN”) have been conclusively adjudicated as a true lease. There remains pending litigation to determine the value of the security interests, if any, that the bondholders at LAX and SFO have in the underlying UAL leaseholds.

Pension Benefit Terminations.   In June 2006, the United States District Court for the Northern District of Illinois (“District Court”) entered an order approving the termination of the United Airlines Pilot Defined Benefit Pension Plan (“Pilot Plan”). Air Line Pilots Association (“ALPA”) and United Retired Pilots Benefit Protection Association (“URPBPA”) filed an appeal with the United States Court of Appeals for the Seventh Circuit (“Court of Appeals”). In July 2006, the Court of Appeals granted United’s motion to consolidate this appeal with URPBPA’s Plan of Reorganization Confirmation Order appeal, discussed below. Briefing on both appeals was completed in August 2006 and oral argument occurred in September 2006. On October 25, 2006, the Court of Appeals affirmed the District Court’s order approving the termination of the Pilot Plan effective December 30, 2004. The parties may seek rehearing or petition the United States Supreme Court (“Supreme Court”) for a writ of certiorari on or before November 9, 2006 (December 9, 2006 for PBGC) or January 23, 2007, respectively. If the termination order is ultimately reversed on appeal and it results in the reversal of the termination of one or more defined benefit pension plans, it could have a materially adverse effect on our results of operation and financial condition.

There is also a dispute with respect to the continuing obligation of United to pay non-qualified pension benefits to retired pilots pending settlement of the involuntary termination proceeding. On October 6, 2005, the Bankruptcy Court ruled that the Company was obligated to make payment of all non-qualified pension benefits for October 2005. Subsequently, during the first quarter of 2006, the District Court dismissed the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order in light of its earlier decision reversing the Bankruptcy Court’s termination order. On October 25, 2006, the Court of Appeals reversed the District Court’s order dismissing for lack of ripeness the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order and remanded the case with instructions to reverse the Bankruptcy Court’s order compelling payment of non-qualified benefits for October 2005 or later months. The parties may seek rehearing or petition the Supreme Court for a writ of certiorari on or before November 9, 2006 (December 9, 2006 for PBGC) or January 23, 2007, respectively. On November 6, 2006, ALPA filed a petition for rehearing on the Court of Appeals reversal of the October 6, 2005 order.

In March 2006, the Bankruptcy Court ruled that the Company was obligated to make payment of all non-qualified pension benefits for the months of November and December 2005 and January 2006. The Bankruptcy Court also ruled that the Company’s obligation to pay non-qualified pension benefits ceased as of January 31, 2006. The Company filed a notice of appeal of the Bankruptcy Court’s ruling to the District Court. URPBPA and ALPA also filed notices of appeal with respect to the Bankruptcy Court’s order, which were subsequently consolidated with the Company’s appeal. United agreed with URPBPA and ALPA to pay the disputed non-qualified pension benefits for the months of November and December 2005 and January 2006, an aggregate amount totaling approximately $17 million, into an escrow account. The District Court affirmed the Bankruptcy Court’s ruling in September 2006. The Company filed a notice of appeal of the District Court’s ruling to the Court of Appeals. URPBPA and ALPA also appealed the District Court’s decision. The Company subsequently filed a motion to consolidate its appeal from the Bankruptcy Court’s October 2005 non-qualified benefits order with the three appeals from the Bankruptcy Court’s March 2006 non-qualified benefits order. The Court of Appeals denied the Company’s motion, but issued an order staying briefing on the March 2006 non-qualified benefits order until further order of the Court of Appeals. In light of the Court of Appeals’ October 25, 2006 decision described above, the Company is reasonably optimistic of a successful outcome of its appeal in this matter, although there can be no assurances that the ultimate outcome of this appeal will be favorable to the Company.

Objection to the Plan of Reorganization Confirmation.   URPBPA filed a notice of appeal to the Court of Appeals challenging the District Court’s approval of the Bankruptcy Court’s Plan of Reorganization confirmation order. In February 2006, United filed a motion to dismiss the appeal based on the substantial consummation of the Plan of Reorganization. In June 2006, the District Court dismissed URPBPA’s appeal. Subsequently, URPBPA filed a notice of appeal of the decision to the Court of Appeals. In July 2006, the Court of Appeals granted United’s motion to consolidate URPBPA’s appeal with URPBPA and ALPA’s Pilot Plan termination appeal. Briefing on both appeals was completed in August 2006 and the Court of Appeals heard oral argument in September 2006, with respect to the termination appeal. On October 25, 2006, the Court of Appeals reversed the District Court’s order dismissing for lack of ripeness URPBPA’s appeal of the confirmation order and remanded the case to the District Court with instructions to affirm the confirmation order. The parties may seek rehearing or petition the Supreme Court for a writ of certiorari on or before November 9, 2006 (December 9, 2006 for PBGC) or January 23, 2007, respectively. If the confirmation order was ultimately reversed on appeal, it could have a materially adverse effect on the Company’s financial performance.

Legal and Environmental.   UAL has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which we are subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company’s consolidated financial position or results of operations. When appropriate the Company accrues for these matters based on its assessments of the likelihood of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

The Company anticipates that if ultimately found liable, its damages from claims arising from the events of September 11, 2001, could be significant; however, the Company believes that, under the Air Transportation Safety and System Stabilization Act of 2001, its liability will be limited to its insurance coverage. We have not incurred any material environmental obligations relating to the events of September 11, 2001.

Results of Operations

The air travel business is subject to seasonal fluctuations and historically, results of operations are better in the second and third quarters. United’s operations can be impacted by adverse weather in any period and our first and fourth quarter results normally reflect reduced travel demand.

Third Quarter 2006 Compared with Third Quarter 2005

Earnings from operations increased $170 million to $335 million in the three months ended September 30, 2006 as compared to $165 million in the year-ago period. Net income was $190 million in the 2006 period which represents a $122 million increase over 2005 net income of $68 million, excluding reorganization charges of $1.8 billion. These improvements are due to the net impact of the items discussed below. See “Overview” above, for further information on the exclusion of reorganization items. Also see Note 1, “Voluntary Reorganization Under Chapter 11—Financial Statement Presentation and Fresh-Start Reporting” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further information on reorganization items.

Operating Revenues.   The following table illustrates the year-over-year percentage change in major categories of operating revenues on a consolidated basis.

	Successor	Predecessor
	Three Months Ended September 30,		Increase/	%
(in millions)	2006	2005	(Decrease)	Change
Operating revenues:
Passenger—United Airlines	$3,916	$3,467	$449	13.0
Passenger—Regional Affiliates	773	662	111	16.8
Cargo	183	174	9	5.2
Other operating revenues	304	352	(48)	(13.6)
	$5,176	$4,655	$521	11.2

Mainline operating revenue per available seat mile (“RASM”) increased 7% during the quarter. Mainline traffic increased 2% on a 3% increase in capacity, resulting in a 0.3 point decrease in load factor to 83.6%. The lower load factor along with a 10% increase in yield produced a 10% year-over-year increase in mainline passenger revenue per available seat mile (“PRASM”). Regional affiliate PRASM was 9% higher than last year driven by a 6% increase in yield and a 2.2 point increase in load factor as compared to the third quarter of 2005. The decrease in other operating revenues is primarily due to a $10 million reduction in United Aviation Fuels Corporation (“UAFC”) third party sales, an $8 million reduction in third party maintenance service revenues and an $8 million decrease due to the sale of the My Points subsidiary in the second quarter of 2006.

The table below sets forth selected operating data by reportable segment and regional affiliates for UAL consolidated operations:

	(a) North America	Pacific	Atlantic	Latin	Mainline	(a) Regional Affiliates	Consolidated
Three Months Ended September 30, 2006:
Available seat miles (“ASM”) (in millions)	22,632	8,012	5,141	1,316	37,101	4,145	41,246
Revenue passenger miles (“RPM”) (in millions)	18,716	6,735	4,504	1,076	31,031	3,248	34,279
Passenger revenues (in millions)	$2,436	$792	$566	$122	$3,916	$773	$4,689
PRASM (cents)	10.76	9.89	11.02	9.29	10.55	18.65	11.37
Yield (cents) (b)	12.93	11.74	12.41	11.19	12.58	23.80	13.64
Load factor (percent)	82.7	84.1	87.6	81.9	83.6	78.4	83.1
Three Months Ended September 30, 2005:
ASM (in millions)	21,710	8,195	5,094	1,118	36,117	3,878	39,995
RPM (in millions)	18,187	6,800	4,404	915	30,306	2,956	33,262
Passenger revenues (in millions)	$2,153	$710	$507	$97	$3,467	$662	$4,129
PRASM (cents)	9.92	8.67	9.95	8.66	9.60	17.08	10.32
Yield (cents)(b)	11.78	10.41	11.45	10.42	11.39	22.41	12.37
Load factor (percent)	83.8	83.0	86.5	81.9	83.9	76.2	83.2

(a)              The Company aggregates Regional Affiliates results within the North America segment for segment reporting purposes in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). See further discussion of segments in Note 9—“Segment Information” in the Notes to Condensed Consolidated Financial Statements (Unaudited).

(b)          Segment yields exclude charter revenue and revenue passenger miles. Yield is calculated as Passenger Revenues divided by RPM.

All of UAL’s segments posted positive unit revenue growth due to strong customer demand and an improved pricing environment. Strong domestic demand and significant capacity reductions in the domestic market led to an 8% increase in North America PRASM. North America posted a 13% increase in passenger revenue due to 4% higher capacity and 10% higher yield. A 1.1 point lower load factor partially offset these improvements. Pacific passenger revenue was up 12% due to 13% higher yield and a 1.1 point increase in load factor. Atlantic passenger revenue was up 12% due to 8% higher yield and 1.1 point higher load factor. Latin America passenger revenue was up 26% due to an 18% increase in passenger miles and 7% higher yield.

Operating Expenses.   The following table illustrates the year-over-year percentage change in operating expenses on a consolidated basis. Cost per available seat mile (“CASM”) is calculated by dividing total operating expenses by available seat miles:

	Successor	Predecessor
	Three Months Ended September 30,		Increase/	%
(in millions)	2006	2005	(Decrease)	Change
Operating expenses:
Aircraft fuel	$1,368	$1,106	$262	23.7
Salaries and related costs	1,060	1,008	52	5.2
Regional affiliates	713	722	(9)	(1.2)
Purchased services	426	375	51	13.6
Aircraft maintenance materials and outside repairs	252	199	53	26.6
Depreciation and amortization	226	206	20	9.7
Landing fees and other rent	199	235	(36)	(15.3)
Cost of third party sales	153	190	(37)	(19.5)
Aircraft rent	104	87	17	19.5
Commissions	91	74	17	23.0
Special operating items	(30)	—	(30)	—
Other operating expenses	279	288	(9)	(3.1)
Total operating expense	$4,841	$4,490	$351	7.8

Higher fuel costs have had a significant adverse effect on operating expenses. For the third quarter, mainline fuel expense increased 24% from $1.1 billion in 2005 to $1.4 billion in 2006, which was primarily due to a mainline fuel price increase of 21% from an average of $1.90 per gallon in the 2005 period to $2.30 per gallon in the 2006 period. The 2006 fuel costs include a net loss of $18 million on economic hedges, including realized gains of $8 million and unrealized mark-to-market losses of $26 million. The 2005 period did not include any significant hedge impacts in fuel costs. Although the Company incurred a net hedge loss due to a recent decline in the price of crude oil, its unhedged fuel costs did not significantly benefit from the jet fuel price decline that occurred late in the third quarter of 2006 because its mainline fuel procurement process generally sets the price for fuel approximately three to four weeks prior to the actual date of fuel consumption, thus delaying the favorable impact of current price declines.

Salaries and related costs increased by $52 million in the third quarter of 2006, as compared to the same quarter a year ago. The Company recorded $28 million of expense for stock-based compensation resulting from the adoption of SFAS 123R effective January 1, 2006. Stock-based compensation expense will continue to impact the Company’s salaries and related costs during the remainder of 2006, with expense of $20 million anticipated for the fourth quarter and $157 million for the full year of 2006. Expenses for the Company’s success sharing and profit sharing programs increased $17 million in the third quarter of 2006, as compared to the same quarter a year ago. These two programs allow employees to earn additional compensation if the Company meets a set of quarterly reliability, customer satisfaction and unit cost targets, and some compensation can also be earned based upon annual performance goals. The Company’s postretirement welfare cost increased by $14 million in the third quarter of 2006 due to fresh-start reporting impacts.

Labor productivity improved between quarters due to the Company’s continuous improvement efforts across its operations and the outsourcing of certain non-core business functions to third parties. Productivity, which is calculated as ASMs divided by average full-time equivalent employees, improved 6% during the third quarter of 2006, as compared to the third quarter of 2005, since full-time equivalent employees decreased by 3% while mainline capacity increased by 3% between periods.

Regional affiliates expense decreased $9 million, or 1%, during the third quarter of 2006 compared to the same period of 2005. The cost of reimbursing regional affiliate jet fuel rose 16% to $224 million in the third quarter of 2006 from $193 million in the same period of 2005. Regional affiliate CASM decreased by 8% despite the fuel price increase year-over-year; capacity grew by 7% between periods. The Company has completed its transition from the Air Wisconsin Aviation Corporation (“AWAC”) capacity agreement to new regional carriers, and also received the cost benefit of the restructured lower-cost regional carrier capacity agreements negotiated during bankruptcy during the third quarter of 2006. The improvements from the Company’s overall network optimization, together with the replacement of some 50-seat regional jets with 70-seat regional jets, have also contributed to the reduction of regional affiliate CASM.

Purchased services increased $51 million, or 14%, for the third quarter of 2006, as compared to the same period in 2005, primarily driven by a $33 million increase in outsourcing costs, $9 million increase in post-bankruptcy professional fees which were classified as reorganization expenses by the Predecessor Company and a $6 million increase in credit card fees due to higher revenues sold on credit cards. The Company recently outsourced certain categories of its technology operations, and has further increased the outsourcing of call centers and certain airport functions. The offsetting benefits of higher outsourcing costs are reflected in the 3% reduction in manpower noted above for salaries and related costs. The Company expects to continue to increase outsourcing of various functions in future periods wherever this produces economic and operational benefits.

Aircraft maintenance materials and outside repairs expense increased by $53 million, or 27%, over the third quarter of 2005, driven by higher volumes of outsourced engine maintenance and the rate increases built into the V2500 power-by-the-hour engine maintenance contract to account for increased engine age. Going forward, United expects to face higher inflationary cost pressure on engine materials expense that are not covered under long-term repair agreements, and higher engine power-by-the-hour rates as engines continue to age.

Landing fees and other rent decreased $36 million, or 15%, primarily due to a $13 million credit received from O’Hare airport for rate adjustments pertaining to 2004 and $12 million attributable to additional credits received under the Company’s Denver airport leases.

Depreciation and amortization increased $20 million, or approximately 10%, year-over-year. The Company estimates that the revaluation of its assets and the recording of definite-lived intangible assets as part of fresh-start reporting unfavorably impacted this category of expense by approximately $23 million in the third quarter of 2006, as compared to the year-ago quarter. See Note 1, “Voluntary Reorganization

Under Chapter 11—Fresh Start Reporting” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further information.

Cost of sales decreased by $37 million, or 19%, primarily due a $9 million reduction in UAFC third party cost of fuel sales, a $12 million reduction in the cost to provide maintenance services, and a $10 million reduction due to the sale of the My Points subsidiary in the second quarter of 2006.

Aircraft rent increased $17 million, or 20%, year-over-year primarily due to fresh-start reporting impacts. On the Effective Date, the Company recorded its operating leases at fair value in accordance with SOP 90-7. Since most of the leases had terms that were favorable as compared to current market rates, the Company recorded a deferred charge that is being amortized over the remaining term of the leases. This amortization increased aircraft rent expense by approximately $9 million. In addition, United received the benefit from amortization of deferred gains on aircraft sale-leaseback transactions during 2005. The Company did not receive a similar benefit in 2006, since the deferred gains were eliminated as part of fresh-start reporting.

Commissions increased $17 million, or 23%, primarily due to higher commissionable revenues between quarters and a higher commission rate on new contract terms with some online distribution partners. These new contracts, while lowering the Company’s overall distribution expenses, resulted in a shift of expense from GDS fees to the commissions expense category.

During the third quarter of 2006, the Company recognized a benefit to operating expense in accordance with AICPA Practice Bulletin 11, “Accounting for Preconfirmation Contingencies in Fresh-Start Reporting” (“Practice Bulletin 11”), of approximately $30 million to reflect a revision of the Company’s estimated liability for its SFO lease based on a recent Bankruptcy Court ruling. See Note 18, “Special Items” in the Notes to Condensed Consolidated Financial Statements for further information.

Non-operating expenses.   Compared to the third quarter of 2005, non-operating expenses excluding reorganization items decreased by $11 million, from $97 million in the third quarter of 2005 to $86 million in the third quarter of 2006.

	Successor	Predecessor
	Three Months Ended September 30,		Better/	%
(in millions)	2006	2005	(Worse)	Change
Other income (expense):
Interest expense	$(164)	$(129)	$(35)	(27.1)
Interest income	72	8	64	800.0
Interest capitalized	3	1	2	200.0
Miscellaneous, net	3	23	(20)	(87.0)
	$(86)	$(97)	$11	11.3

The $23 million of miscellaneous income in the third quarter of 2005 was primarily related to net gains recorded for jet fuel hedges which did not qualify for hedge accounting; in 2006, most hedges were classified as economic hedges and the related gains and losses were recorded in fuel expense. Interest cost on the Credit Facility in the third quarter of 2006 was higher than interest cost for the DIP Financing in the prior year, primarily due to a significantly higher outstanding principal balance in the 2006 period. The Company also recorded non-cash interest costs in the third quarter of 2006 associated with the amortization of various discounts to debt instruments and capital leases which were recorded at the Effective Date to record these obligations at fair value in accordance with fresh-start reporting. Increases in interest income of $64 million resulted from higher cash balances and improved rates of return on short-term investments; additionally, in 2005 most interest income was classified as a reorganization item under SOP 90-7.

Interest expense for the three months ended September 30, 2006, also includes a net positive non-cash adjustment of $30 million resulting from our discontinuation of the accrual of imputed interest expense associated with the advanced purchase of miles recorded in the Company’s Condensed Statements of Consolidated Financial Position (Unaudited). In the third quarter of 2006, the Company reversed all amounts that were accrued between February 2006 and June 2006. See Note 17, “Advanced Purchase of Miles” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further information.

Income Taxes.   In the third quarter of 2006, the Successor Company recorded income tax expense for the eight month period ended September 30, 2006 based on an estimated 2006 effective tax rate of approximately 41%. No income tax expense was recognized in comparable periods of 2005 or in the first two quarters of 2006.

First Nine Months of 2006 Compared with First Nine Months of 2005

Earnings from operations increased $461 million to $424 million in the combined nine months ended September 30, 2006 as compared to a loss of $37 million reported in the year ago period. Excluding the reorganization income (charges) of $22.9 billion in 2006, and $(4.0) billion in 2005, adjusted net income improved by $281 million in the 2006 period.

Operating Revenues.   The following table illustrates the year-over-year percentage change in revenues on a consolidated basis:

	Predecessor	Successor	Combined	Predecessor
	Period from January 1 to January 31,	Period from February 1 to September 30,	Periods Ended September 30,	Nine Months Ended September 30,	Increase/	%
(in millions)	2006	2006	2006 (a)	2005	Decrease	Change
Operating revenues:
Passenger—United Airlines	$1,074	$9,904	$10,978	$9,684	$1,294	13.4
Passenger—Regional Affiliates	204	1,999	2,203	1,818	385	21.2
Cargo	56	501	557	526	31	5.9
Other operating revenues	124	892	1,016	965	51	5.3
	$1,458	$13,296	$14,754	$12,993	$1,761	13.6

(a)              The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and eight months ended September 30, 2006 (Successor Company).

Similar to the third quarter of 2006, strong demand, industry capacity restraint and yield improvements all contributed to a $1.7 billion, or 15%, increase in total passenger revenue to $13.2 billion for the nine months ended September 30, 2006 on only a 2.7% increase in the Company’s consolidated capacity. The increase in cargo revenue was primarily due to improved yield and higher fuel surcharge revenues. The increase in other revenue of $51 million was primarily due to a $72 million increase in UAFC third-party fuel trading revenue.

Mainline yield increased 10% and mainline traffic increased 3% on a 2% increase in capacity and a 0.9 point increase in load factor, resulting in an 11% year-over-year increase in mainline PRASM. Regional affiliate PRASM was 12% higher than last year driven by an 8% increase in yield and a 3.1 point increase in load factor. Consolidated PRASM increased 12% year-over-year, while consolidated RASM increased 11%.

The table below presents selected operating data by reportable segment and regional affiliates for UAL consolidated operations:

	(c) North America	Pacific	Atlantic	Latin	Mainline	(c) Regional Affiliates	Consolidated
Nine Months Ended September 30, 2006(a):
ASM (in millions)	65,502	23,673	14,255	4,350	107,780	11,767	119,547
RPM (in millions)	53,986	19,753	11,972	3,525	89,236	9,220	98,456
Passenger revenues (in millions)	$6,951	$2,177	$1,468	$382	$10,978	$2,203	$13,181
PRASM (cents)	10.61	9.20	10.30	8.78	10.19	18.72	11.03
Yield (cents) (b)	12.82	11.00	12.16	10.64	12.26	23.90	13.35
Load factor (percent)	82.4	83.4	84.0	81.1	82.8	78.4	82.4
Nine Months Ended September 30, 2005:
ASM (in millions)	62,921	23,807	14,888	3,892	105,508	10,901	116,409
RPM (in millions)	51,560	19,415	12,354	3,062	86,391	8,206	94,597
Passenger revenues (in millions)	$5,983	$1,986	$1,396	$319	$9,684	$1,818	$11,502
PRASM (cents)	9.51	8.34	9.38	8.19	9.18	16.68	9.88
Yield (cents)(b)	11.56	10.18	11.11	10.13	11.16	22.15	12.11
Load factor (percent)	81.9	81.6	83.0	78.7	81.9	75.3	81.3

(a)              The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and eight months ended September 30, 2006 (Successor Company).

(b)             Segment yields exclude charter revenue and revenue passenger miles.

(c)              The Company aggregates Regional Affiliates results within the North America segment for segment reporting purposes in accordance with SFAS 131. See further discussion of segments in Note 9—“Segment Information” in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Mainline and regional affiliates showed strong revenue performance in the first nine months of 2006 due to increased demand and competitive capacity restraint. Consolidated PRASM increased 12% year-over-year primarily driven by a 10% increase in yield.

For the nine months ended September 30, 2006, mainline passenger revenue increased 13% year-over-year due to 10% higher yield and a 0.9 point increase in load factor. The North America segment posted a 16% increase in passenger revenue due to 11% higher yield and a 0.5 point increase in load factor. Pacific posted a 10% increase in passenger revenue due to 8% higher yield and a 1.8 point increase in load factor. Atlantic posted a 5% increase in passenger revenue due to 9% higher yield and a 1.0 point increase in load factor. Latin posted a 20% increase in passenger revenue due to a 15% increase in passenger miles, 5% higher yield and a 2.4 point increase in load factor.

Regional Affiliates passenger revenue increased 21% due to a 12% increase in passenger miles, 8% higher yield and a 3.1 point increase in load factor. Consolidated passenger revenue increased 15% due to 2.7% higher capacity, 10% higher yield and a 1.1 point increase in load factor.

Operating Expenses.   The following table illustrates the year-over-year percentage change in operating expenses on a consolidated basis:

	Predecessor	Successor	Combined	Predecessor
	Period from January 1 to January 31,	Period from February 1 to September 30,	Periods Ended September 30,	Nine Months Ended September 30,	Increase/	%
(in millions)	2006	2006	2006 (a)	2005	Decrease	Change
Operating expenses:
Aircraft fuel	$362	$3,323	$3,685	$2,866	$819	28.6
Salaries and related costs	358	2,857	3,215	3,093	122	3.9
Regional affiliates	228	1,896	2,124	2,052	72	3.5
Purchased services	134	1,169	1,303	1,119	184	16.4
Aircraft maintenance materials and outside repairs	80	688	768	645	123	19.1
Depreciation and amortization	68	592	660	620	40	6.5
Landing fees and other rent	75	569	644	693	(49)	(7.1)
Cost of third party sales	65	471	536	480	56	11.7
Aircraft rent	30	288	318	316	2	0.6
Commissions	24	224	248	227	21	9.3
Special operating items	—	(30)	(30)	18	(48)	—
Other operating expenses	86	773	859	901	(42)	(4.7)
	$1,510	$12,820	$14,330	$13,030	$1,300	10.0

(a)              The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and eight months ended September 30, 2006 (Successor Company).

Higher fuel costs have had a significant adverse effect on the Company’s operating expenses and contributed significantly to a 7% increase in the Company’s consolidated CASM during the first nine months of 2006, compared to the same period of 2005.

For the first nine months ended September 30, 2006, mainline aircraft fuel expense increased 29% from $2.9 billion in 2005 to $3.7 billion in 2006. Mainline fuel price increased from an average of $1.69 per gallon to $2.14 per gallon, while fuel consumption increased 1.8% on a 2% increase in mainline capacity. The Company also recognized a net fuel hedge loss of $11 million in aircraft fuel expense in the first nine months of 2006.

Salaries and related costs increased $122 million, or 4%, year-over-year primarily as a result of $137 million of expense recorded for the Successor Company’s stock-based compensation plans in the first nine months of 2006 in accordance with the adoption of SFAS 123R, effective January 1, 2006.  The Company also recorded severance-related charges of approximately $22 million in the second quarter of 2006. These cost increases were partially offset by a 6% year-over-year improvement in labor productivity resulting from the Company’s continuous improvement efforts and selective outsourcing of certain non-core functions.

Regional affiliate expense increased $72 million, or 4% during the first nine months of 2006 compared to the same period last year, due to an 8% increase in capacity and a 26% increase in fuel costs. Regional affiliate CASM declined 4% despite the fuel price increase year-over-year due to the benefits of restructured lower-cost regional carrier capacity agreements during the first nine months of 2006 along with regional carrier network optimization and the replacement of some 50-seat regional jets with 70-seat regional jets.

Purchased services increased $184 million, or 16%, during the first nine months of 2006, compared to the same period in 2005, primarily due to a $92 million increase in outsourcing costs reflecting increased outsourcing of various non-core work activities, a $28 million increase in post-bankruptcy professional fees, which were classified as reorganization expenses by the Predecessor Company, and a $16 million increase in credit card fees due to higher revenue. The offsetting benefits of higher outsourcing costs are reflected in a 4% reduction in manpower associated with the 6% labor productivity improvement noted for salaries and related costs.

For the first nine months ended September 30, 2006, aircraft maintenance materials and outside repairs expense increased $123 million, or 19%, year-over-year primarily due to engine-related maintenance cost increases as noted in the discussion of third quarter aircraft maintenance costs, above.

As discussed in Note 1, “Voluntary Reorganization Under Chapter 11—Fresh Start Reporting” in the Notes to Condensed Consolidated Financial Statements (Unaudited), the Company revalued its assets and liabilities to estimated fair values. The $2.8 billion increase in intangible assets was primarily responsible for the $40 million increase in the Company’s depreciation and amortization expense in the nine month period in 2006 as compared with the same period in 2005. The net impact of increased intangible asset amortization offset by decreased depreciation expense from fresh-start reporting adjustments was approximately $49 million for the nine months ended September 30, 2006.

The increase in cost of sales was primarily due to higher UAFC third-party cost of fuel sales of $70 million which is consistent with the related increase in UAFC third-party fuel revenues noted above.

Other operating expense decreased $42 million in the first nine months of 2006, as compared to the first nine months of 2005. Upon adoption of fresh-start reporting, the Company revalued its frequent flyer accrual to estimated fair value and changed its accounting policy to a deferred revenue model for the Successor Company. For periods on or after February 1, 2006, adjustments to the frequent flyer accrual are recorded to passenger and other operating revenues, whereas periodic adjustments under the incremental cost basis were recognized in other operating expense. See “Critical Accounting Policies,” below, for further details.

During the third quarter of 2006, the Company recognized a benefit of approximately $30 million to operating expense to reflect a revision to its estimated liability for its SFO lease based on a recent Bankruptcy Court ruling. In 2005, the Company recognized a charge of $18 million for aircraft impairments related to the planned accelerated retirement of certain aircraft. See Note 18, “Special Items” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further information.

Non-operating expenses.   Compared to the first nine months of 2005, non-operating expenses excluding reorganization items increased $125 million.

	Predecessor	Successor	Combined	Predecessor
	Period from January 1 to January 31,	Period from February 1 to September 30,	Periods Ended September 30,	Nine Months Ended September 30,	Better/	%
(in millions)	2006	2006	2006 (a)	2005	Worse	Change
Other income (expense):
Interest expense	$(42)	$(516)	$(558)	$(349)	$(209)	(59.9)
Interest income	6	167	173	18	155	861.1
Interest capitalized	—	10	10	(4)	14	—
Miscellaneous, net	—	5	5	90	(85)	(94.4)
	$(36)	$(334)	$(370)	$(245)	$(125)	51.0

(a)              The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and eight months ended September 30, 2006 (Successor Company).

The Company incurred a $209 million increase in interest expense, which was partly due to the higher outstanding principal balance of the Credit Facility for the Successor Company, as compared to the lower DIP Financing balance for the Predecessor Company. Interest expense in the combined nine month period of 2006 was also unfavorably impacted by the associated amortization of various discounts which were recorded on debt instruments and capital leases to record these obligations at fair value in accordance with fresh-start reporting. Interest income increased $155 million year-over-year reflecting a higher cash balance in 2006, as well as higher rates of return on certain investments; interest income also increased due to the classification of most interest income in 2005 as restructuring items in accordance with SOP 90-7. In the first nine months of 2005, the Company recorded $50 million of fuel hedge gains which did not qualify for hedge accounting in non-operating income, while in the combined nine month period of 2006 the $11 million net realized and unrealized loss from economic fuel hedges was recognized in aircraft fuel expense.

Income Taxes.   The Successor Company recorded income taxes for the eight month period ended September 30, 2006 based on its estimated effective tax rate of approximately 41%.

Liquidity and Capital Resources

Liquidity.   UAL’s total of cash, cash equivalents and short-term investments, including restricted cash, was $4.9 billion at September 30, 2006 compared to $2.8 billion at December 31, 2005.

As of September 30, 2006, the Company had $860 million in restricted cash, a decrease of $97 million as compared to December 31, 2005. Restricted cash primarily represents cash collateral to secure workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. We may be required to post significant additional cash collateral to meet such obligations in the future.

In October 2005, the Company entered into a new processing agreement for MasterCard and Visa credit card transactions with JP Morgan Chase Bank, N.A. and Paymentech, L.P. The agreement replaces our former processing agreement with National Processing Company (which expired on January 15, 2006) and provides credit card processing services for transactions on and after January 16, 2006. The processing agreement required us to initially establish a restricted cash reserve to secure the potential obligations to customers using a credit card form of payment in the event the Company does not provide the ticketed transportation services. The amount of this reserve is determined by applying a reserve percentage to the Company’s aggregate then-outstanding bank card air traffic liability. The reserve percentage will vary between zero and 100% based upon our credit rating and our ability to comply with the fixed charge ratio and unrestricted cash covenants under the Credit Facility. The processing agreement expires on December 31, 2012. At September 30, 2006 the amount of the reserve was $297 million. This reserve was calculated using a reserve percentage less than the maximum requirement. Any significant future increase in the actual reserve percentage required under the processing agreement could have a material adverse effect on the Company’s liquidity.

Concurrently with entering into the processing agreement, the Company entered into an amendment to its agreement with Chase regarding the Mileage Plus Visa card under which Chase pays for frequent flyer miles earned by Mileage Plus members for making purchases using the Mileage Plus Visa card. The amended agreement includes an annual guaranteed payment for the purchase of frequent flyer miles. In addition to extending the agreement until 2012 and making certain other adjustments in the relationship, the amended agreement provides for an advance purchase of miles of $200 million. This advanced purchase of miles will reduce the annual guaranteed payment for 2006 through 2009 by $75 million per year. In addition, the Company provided a junior lien upon, and security interest in, all collateral pledged or in which security interest is granted, as security in connection with the Credit Facility. The security interest is junior to other Credit Facility debt, and will apply to no more than $850 million in total advance purchases at any time.

Operating Activities.   The Company generated cash from operations of $1.3 billion in the combined nine month period ended September 30, 2006. Cash generated from operations was $802 million for the nine months ended September 30, 2005. The higher operating cash flow generated in 2006 was due to improved results of operations, among other smaller changes.

The Company made cash contributions of $225 million related to its defined contribution plans during the combined nine month period of 2006. Detailed information regarding the Company’s defined benefit and defined contribution plans is included in Note 7, “Retirement and Postretirement Plans” in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Investing Activities.   Cash provided by investing activities was $151 million in the combined nine month period ended September 30, 2006, compared to cash used of $234 million in the nine month period ended September 30, 2005. Cash released from segregated funds in the combined nine month period of 2006 provided $200 million in proceeds and the sale of the subsidiary My Points generated an additional $56 million in proceeds. Cash proceeds from short-term investments decreased by $71 million in the combined nine months ended September 30, 2006, as compared to the first nine months of 2005. The reduction in restricted cash balances provided $97 million of cash proceeds in the combined nine month period of 2006, as compared to cash used to increase restricted cash of $77 million in the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, the Company did not reject or return any aircraft under Section 1110 of the Bankruptcy Code, although the sale of nine non-operating B767-200 aircraft during this period provided $19 million in cash proceeds from the disposition of property and equipment.

Financing Activities.   Cash generated through financing activities was $923 million in the combined nine month period ended September 30, 2006, compared to $47 million during the first nine months of 2005. During the combined nine months of 2006, the Company made principal payments under long-term debt and capital lease obligations of $1.7 billion and $71 million, respectively, including the repayment of the DIP facility. In addition, the Company made a scheduled payment of $14 million according to the terms of the Credit Facility during the third quarter of 2006.

The Company obtained access to up to $3.0 billion in secured exit financing which consists of a $2.45 billion term loan, $350 million additional draw term loan and a $200 million revolving credit line. On the Effective Date, $2.45 billion of the $2.8 billion term loan and the entire revolving credit line was drawn and used to repay the DIP Financing as noted below and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, the Company repaid $161 million on the revolving credit line and accessed the remaining $350 million on the delayed draw term loan. For further details on the Credit Facility, see Note 11, “Debt Obligations” in the Notes to Condensed Consolidated Financial Statements (Unaudited).

At September 30, 2006, the Company had a total of $2.8 billion of debt and $58 million in letters of credit outstanding under the Credit Facility. The DIP Financing was repaid on the Effective Date with the proceeds from the Credit Facility. For further details, see Note 1, “Voluntary Reorganization Under Chapter 11—DIP Financing” in the Notes to Condensed Consolidated Financial Statements (Unaudited).

During the combined nine months of 2006, the Company secured control of 14 aircraft that were included in the 1997-1 EETC transaction by remitting $281 million to the 1997-1 EETC trustee on behalf of the holders of the Tranche A certificates. The Company subsequently refinanced the 14 aircraft on March 28, 2006 with the $350 million delayed draw term loan provided under the Credit Facility. The 14 aircraft are comprised of four B737 aircraft, two B747 aircraft, four B777 aircraft and four A320 aircraft. In addition, the Company completed definitive documentation in July 2006, as discussed in Note 1—“Voluntary Reorganization Under Chapter 11,” with regard to the three post-1997 EETC financing transactions. This resulted in six B757 aircraft and one B747 aircraft converting from leased to owned status.

At September 30, 2006, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.5 billion, after deducting advance payments. Our current commitments are primarily for the purchase of A319 and A320 aircraft. The Company has the right to cancel these orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take future delivery of these aircraft. For further details, see Note 14, “Commitments, Contingent Liabilities and Uncertainties” in the Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Fresh-Start Reporting.   In connection with its emergence from Chapter 11 protection as of February 1, 2006, the Company adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, UAL’s assets, liabilities and equity were valued at their respective fair values as of the Effective Date. The excess reorganization value over the fair value of tangible and identifiable intangible assets has been reflected as goodwill in the accompanying Condensed Statements of Consolidated Financial Position (Unaudited).

Fair values of assets and liabilities represent the Company’s best estimates based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the asset and liability valuations will be realized, and actual results could vary materially from those estimates. In accordance with SFAS 141, the preliminary measurement and allocation of fair value to assets and liabilities is subject to additional adjustment within one year after emergence from bankruptcy as additional or improved information on asset and liability valuations becomes available.

To facilitate the calculation of the enterprise value of the Successor Company, we developed a set of financial projections. Based on these financial projections, and with the assistance of financial advisors, the equity value was estimated by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of projected future cash flows using the Company’s financial projections.

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

See Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting” in the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further details related to the fresh-start fair value adjustments.

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

The deferred revenue measurement method used to record fair value of the frequent flyer award liability on and subsequent to the Effective Date was to allocate an equivalent weighted-average ticket value to each outstanding mile, based upon projected redemption patterns for available award choices when such miles are consumed. Such value was estimated assuming redemptions on both United and other participating carriers in the Mileage Plus program, and by estimating the relative proportions of awards to be redeemed by class of service within broad geographic segments of the Company’s operations, including North America, Atlantic, Pacific and Latin America.

The fresh-start valuation adjustment at the Effective Date resulted in a $2.4 billion increase to the frequent flyer award liability.

Under the previous method of accounting for this program, the Company estimates that for the 11-month period ending December 31, 2006 it would have recognized approximately $18 million in advertising expense, and would have reduced earned revenues by approximately $135 million, in order to account for the effects of the program on its financial statements for that hypothetical period. Such estimated adjustments would have been required to recognize the effect of an assumed 2.8% growth in outstanding miles, among other assumptions such as projected miles to be earned and redeemed, the rate of breakage of miles, and the ongoing award redemption patterns of members.

Under the new method of accounting for this program, the Company estimates that for the 11-month period ending December 31, 2006 it will reduce earned revenue by approximately $217 million in order to account for the effects of the program on its financial statements for that hypothetical period. This estimated adjustment would be required using the same assumed 2.8% annual growth rate in outstanding miles, among other key assumptions such as projected miles to be earned and redeemed and ongoing award redemption patterns by Mileage Plus members. The projected hypothetical accounting impact under this new policy would be to earned revenues only, since the Company’s new accounting policy does not continue the use of the former incremental cost method, which was adjusted to advertising expense under that prior policy.

The estimation of deferred revenue to value each award mile requires the use of several significant assumptions, for which significant management judgment is required. For example, management must estimate how many miles are projected to be redeemed on United, versus on other airline partners. Since the equivalent ticket value of miles redeemed on United and on other carriers can vary significantly, this assumption can significantly affect the calculation of the weighted-average ticket value from period to period.

Management must also estimate the expected redemption patterns of Mileage Plus customers, who have a number of different award choices when redeeming their miles, each of which can have materially different values. Such choices include different classes of service (first, business and several coach award levels), as well as different flight itineraries, such as domestic and international routings, and different itineraries within domestic and international regions of United’s and other participating carriers’ flight networks. Customer redemption patterns may also be influenced by program changes which occur from time to time and which introduce new award choices, or make material changes to the terms of existing award choices; management must often estimate the probable impact of such program changes on future customer behavior using limited data, which requires the use of significant judgment. Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer mileage redemption behavior to patterns which are not consistent with historical behavior can result in material changes to deferred revenue balances, and to recognized revenue as well.

Management’s estimate of the expected breakage of miles as of the fresh-start date, and for recognition of breakage post-emergence, also requires significant management judgment. United’s policy for the cancellation of miles is to deactivate Mileage Plus customer accounts for which there has been no activity for three consecutive years; however, deactivated accounts can be reactivated upon customer request. Management considers historical patterns of account breakage to be a useful indicator when estimating future breakage. Under its new deferred revenue accounting policy, the Company recognizes revenue from breakage of miles by amortizing such estimated breakage over the 36-month validity period. However, current and future changes to program rules and program redemption opportunities can significantly alter customer behavior from historical patterns with respect to inactive accounts. Such changes may result in material changes to the deferred revenue balance, as well as recognized revenues from the program. A hypothetical 1% change in our estimated breakage rate, currently estimated at 14% annually, has approximately an $18 million effect on the liability.

At September 30, 2006, our outstanding number of miles was approximately 495.2 billion. The Company currently estimates that approximately 427.0 billion of these miles will ultimately be redeemed and, accordingly, has recorded deferred revenue of $3.5 billion. A hypothetical 1% change in our outstanding number of miles or the weighted-average ticket value has approximately a $41 million effect on the liability.

Goodwill and Intangible Assets.   In accordance with SFAS 142, the Company applies a fair value-based impairment test to the book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. An impairment charge could have a material adverse effect on the Company’s financial position and results of operations in the period of recognition.

Upon the implementation of fresh-start reporting (see Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting” in the Notes to Condensed Consolidated Financial (Unaudited)) the Company’s assets, liabilities and equity were valued at their respective fair values. The excess of reorganization value over the fair value of tangible and identifiable intangible assets has been reflected as goodwill in the accompanying Condensed Statements of Consolidated Financial Position (Unaudited) on the Effective Date. As discussed in Note 9, “Segment Information” in the Notes to Condensed Consolidated Financial Statements (Unaudited), there are three reportable segments with assigned goodwill aggregating $2.8 billion at September 30, 2006. In addition, the adoption of fresh-start reporting resulted in the recognition of $2.1 billion of indefinite-lived intangible assets.

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

Outlook

As a result of improvement initiatives underway, the Company expects to achieve a portion of the planned 2007 cost savings ahead of schedule in 2006. The following is capacity guidance for the fourth quarter of 2006, full-year 2006 and full-year 2007:

Capacity (ASMs)	Fourth Quarter	2006	2007
Mainline	+2.0 to 2.5 percent	+2.0 to 2.5 percent	+1 percent
Regional Affiliates	+15.5 to 16.5 percent	+9.5 to 10.5 percent	+3 percent
Consolidated	+3.0 to 3.5 percent	+2.5 to 3.0 percent	+1 percent

2007 capacity increases are expected to be driven by the full-year effect of higher aircraft utilization as a result of the Company’s 2006 resource optimization efforts. The Company does not expect its fleet will increase in 2007.

As of October 30, 2006, the Company had hedged 34% of forecasted fourth quarter 2006 fuel consumption through crude oil collars and swaps. On a weighted-average basis, hedge protection begins if crude exceeds $69 per barrel. Conversely, payment obligations begin if crude, on a weighted-average basis, drops below the same $69 per barrel.

As of October 30, 2006, the Company had hedged 25% of forecasted fuel consumption for the first quarter 2007 predominantly through crude oil three-way collars with upside protection, on a weighted-average basis, beginning from $65 per barrel and capped at $74 per barrel. Payment obligations, on a weighted-average basis, begin if crude drops below $59 per barrel.

The Company estimates that if all outstanding crude contracts settled at a hypothetical price that was 10% above the $62.91 per barrel West Texas Intermediate crude NYMEX futures price on the last trading day of September 2006, the contracts would result in an accounting gain of $38 million. However, if all outstanding crude contracts settled 10% below the same closing price, there would be an accounting loss of $35 million.

The Company expects mainline jet fuel price per gallon to average $2.02 per gallon in the fourth quarter of 2006.

Annual Stockholders Meeting

UAL will hold its annual meeting of stockholders on Thursday, May 10, 2007. Stockholder proposals must be received by the Secretary of the Company at UAL Corporation, P.O. Box 66919, Chicago, IL 60666, Attention: Corporate Secretary, by December 1, 2006, for inclusion in the proxy statement for our 2007 Annual Meeting of Stockholders. Any such proposals must comply with the proxy rules under the Securities Exchange Act of 1934, as amended, including Rule 14a-8. Additionally, we must receive notice of any stockholder proposal to be submitted at the 2007 Annual Meeting of Stockholders (but not required to be included in the related proxy statement) by January 10, 2007, or such proposal will be considered untimely pursuant to Rule 14a-4 under the Securities Exchange Act of 1934, as amended, and the persons named in the proxies solicited by management may exercise discretionary voting authority with respect to such proposal.

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

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our senior secured revolving credit facility and term loan, as well as other financing arrangements; the costs and availability of financing; our ability to execute our business plan; our ability to realize benefits from our resource optimization efforts and cost reduction initiative programs; our ability to utilize our net operating losses; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions (including interest rates, foreign currency exchange rates, crude oil prices, costs of aviation fuel and refining capacity in relevant markets); our ability to cost-effectively hedge against increases in the price of aviation fuel; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; labor costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand; capacity decisions of our competitors; U.S. or foreign governmental legislation, regulation and other actions; our ability to maintain satisfactory labor relations; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under the caption “Risk Factors” in Item 1A. of UAL’s Annual Report on Form 10-K for the year 2005, as well as other risks and uncertainties set forth from time to time in the reports we file with United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

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

	Notional	Rate	Rate	Estimated
(In millions, except average contract rates)	Amount	Paid	Received	Fair Value
				(Pay)/Receive**
Interest rate swap	$2,450	5.14%	Variable*	$(15)

*                   Based on three month LIBOR rate.

**            Estimated fair values represent the amount the Company would pay/receive on September 30, 2006 to terminate the contracts.

Commodity Price Risk (Jet Fuel)—When market conditions indicate risk reduction is achievable, the Company may use fuel option contracts or other derivative instruments to reduce its price risk exposure to jet fuel. The derivative instruments are designed to provide protection against increases in the price of aircraft fuel. The Company may change its hedging program based on changes in market conditions. At September 30, 2006, the fair value of the Company’s fuel-related derivative instrument liability was $26 million.

Item 4.                        Controls and Procedures

The Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation to conclude with reasonable assurance that the Company’s disclosure controls and procedures were designed and operating effectively to collect, process and report within the required time periods, the information it is required to disclose in the reports it files with the Securities and Exchange Commission. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

There has been no change to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting, except that the Company is continuing to implement the controls established in the first quarter of 2006 to properly apply fresh-start reporting (including material changes in Mileage Plus frequent flyer accounting, and the recognition of intangible assets and goodwill) and to adopt stock-based compensation accounting under SFAS123R. The Company’s management will continue to evaluate its internal control over financial reporting as it executes its plan to significantly reduce certain salaried and management positions.

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

Numerous pre-petition claims still await resolution in the Bankruptcy Court due to the Company’s objections to either the existence of liability or the amount of the claim. The process of determining whether liability exists and liquidating the amounts due is likely to continue for the remainder of 2006. Additionally, certain significant matters remain to be resolved in the Bankruptcy Court. For details see Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations” in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Air Cargo/Passenger Surcharge Investigations

In February 2006, the European Commission and the U.S. Department of Justice commenced an international investigation into what government officials describe as a possible price fixing conspiracy relating to certain surcharges included in tariffs for carrying air cargo. In June 2006, United received a subpoena from the U.S. Department of Justice requesting information related to certain passenger pricing practices and surcharges applicable to international passenger routes. The Company is cooperating fully. United is considered a source of information for the investigation, not as a target. In addition to the federal grand jury investigation, United and other air cargo carriers have been named as defendants in over ninety class action lawsuits alleging civil damages as a result of the purported conspiracy. Those lawsuits have been consolidated for pretrial activities in the United States Federal Court for the Eastern District of New York. United has entered into an agreement with the majority of the private plaintiffs to dismiss the class action lawsuits in return for an agreement to cooperate with the plaintiffs’ factual investigation. The settlement agreement is subject to review and approval by the court. More than fifty additional putative class actions have been filed subsequently alleging violations of the antitrust laws with respect to passenger pricing practices. Those lawsuits have been consolidated for pretrial activities in the United States Federal Court for the Northern District of California. United has entered a settlement agreement with a number of the plaintiffs in the passenger pricing cases on terms and conditions similar to the agreement with the cargo plaintiffs. The passenger agreement is also subject to court approval. Penalties for violating competition laws can be severe, involving both criminal and civil liability. The Company is cooperating with the grand jury investigations while carrying out its own internal review of its pricing practices, and is not in a position to evaluate the potential financial impact of this litigation at this time. However, a finding that the Company violated either U.S. antitrust laws or the competition laws of some other jurisdiction could have a material adverse impact on the Company.

Summers v. UAL Corporation ESOP, et. al.

Certain participants in the UAL Corporation Employee Stock Ownership Plan (“ESOP”) sued the ESOP, the ESOP Committee and State Street Bank and Trust Company (“State Street”) in the U.S. District Court for the Northern District of Illinois (“the District Court”) in February 2003 seeking monetary damages in a purported class action that alleges that the ESOP Committee breached its fiduciary duty by not selling UAL stock held by the ESOP commencing as of July 19, 2001. The ESOP Committee appointed State Street in September 2002 to act as investment manager and fiduciary to manage the assets of the ESOP itself. In August 2005, a proposed settlement was reached between the plaintiffs and the ESOP Committee defendants. The agreed upon settlement amount is to be paid out of the $5.2 million in insurance proceeds remaining after deducting legal fees. State Street objected to the agreement during the required fairness hearing before the District Court. The Court nevertheless approved the settlement in October 2005, but also granted State Street’s motion for summary judgment, dismissing the underlying claims. Both sides appealed, from the District Court’s decision, and as a result, no settlement funds have been disbursed pending a ruling on appeal. In June 2006, the United States Court of Appeals for the Seventh Circuit (“Court of Appeals”) affirmed the lower court’s ruling dismissing the claims against State Street and in effect rendering State Street’s challenge to the settlement agreement moot. Both parties have requested the United States Supreme Court (“Supreme Court”) to review the decision of the Court of Appeals and have until December 5, 2006 to file supporting briefs. Although there is no set time for a ruling on whether the Supreme Court will review the matter, based on past experience the Company would expect that the Supreme Court will reach a decision sometime in early 2007 on whether or not it will hear this matter.

Other Legal Proceedings

In addition to the legal proceedings described above, UAL and United are parties to legal proceedings described in their respective Form 10-K for the period ended December 31, 2005.

UAL and United are involved in various other claims and legal actions involving passengers, customers, suppliers, employees and government agencies arising in the ordinary course of business. Additionally, from time to time, we become aware of potential non-compliance with applicable environmental regulations, which have either been identified by the Company (through internal compliance programs such as the Company’s environmental compliance audits) or through notice from a governmental entity. In some instances, these matters could potentially become the subject of an administrative or judicial proceeding and could potentially involve monetary sanctions. We believe, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which we are subject and prior experience, that the ultimate disposition of these contingencies will not materially affect our consolidated financial position or results of operations.

Item 6.                        Exhibits.

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes the exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the quarter ended September 30, 2006 to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2006.

UAL CORPORATION
By:	/s/ FREDERIC F. BRACE
Frederic F. Brace
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

*10.1

Amendment No. 3 dated September 29, 2006 to the Employment Agreement dated September 5, 2002, among UAL Corporation, United Air Lines, Inc. and Glenn F. Tilton (as filed as Exhibit 99.2 to UAL’s Form 8-K filed on September 29, 2006 and incorporated herein by reference)

*10.2

Employment Agreement dated September 29, 2006, among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (as filed as Exhibit 99.3 to UAL’s Form 8-K filed on September 29, 2006 and incorporated herein by reference)

12.0	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

With respect to the documents incorporated by reference to this Form 10-Q, UAL’s Commission File Number is 001-06033.

* As Previously Filed