Form 10-K
period 2006-12-31
UAL CORP /DE/
filed 2007-03-16
CIK 100517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-06033

UAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2675207
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Location: 1200 East Algonquin Road, Elk Grove Township, Illinois	60007
Mailing Address: P. O. Box 66919, Chicago, Illinois	60666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (847) 700-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was $3,099,707,715 as of June 30, 2006.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒      No ☐

The number of shares of common stock outstanding as of February 28, 2007 was 112,741,372.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders to be held on May 10, 2007.

UAL Corporation and Subsidiary Companies Report on Form 10-K
For the Year Ended December 31, 2006

PART I

ITEM 1.                BUSINESS.

UAL Corporation (together with its consolidated subsidiaries, “we,” “our,” “us,” “UAL” or the “Company”) was incorporated under the laws of the State of Delaware on December 30, 1968. World headquarters is located at 1200 East Algonquin Road, Elk Grove Township, Illinois 60007. The mailing address is P.O. Box 66919, Chicago, Illinois 60666 (telephone number (847) 700-4000).

UAL is a holding company whose principal subsidiary is United Air Lines, Inc. (“United”). United’s operations, which consist primarily of the transportation of persons, property, and mail throughout the U.S. and abroad, accounted for most of UAL’s revenues and expenses in 2006. United provides these services through full-sized jet aircraft (which the Company refers to as its “mainline” operations), as well as smaller aircraft in its regional operations conducted under contract by “United Express®” carriers.

United is one of the largest passenger airlines in the world with more than 3,600 flights a day to more than 200 destinations through its mainline and United Express services. United offers approximately 1,550 average daily mainline (including Ted(SM)) departures to more than 120 destinations in 30 countries and two U.S. territories, including the Washington Dulles-Rome service commencing in the first half of 2007. In addition, United will commence its Washington Dulles-Beijing service on March 28, 2007 having received final U. S. Department of Transportation (“DOT”) approval for this route in February 2007. United provides regional service, connecting primarily via United’s domestic hubs, through marketing relationships with United Express carriers, which provide more than 2,050 average daily departures to approximately 160 destinations. United serves virtually every major market around the world, either directly or through its participation in the Star Alliance®, the world’s largest airline network.

United offers services that the Company believes will allow it to generate a revenue premium by meeting distinct customer needs. This strategy of market segmentation is intended to optimize margins and costs by offering the right service to the right customer at the right time. These services include:

•       United mainline, including United First®, United Business® and Economy Plus®, the last providing three to five inches of extra legroom on all United mainline flights (including Ted), and on explus(SM) regional jet flights;

•       Ted, a low-fare service, now operates 56 aircraft and serves 20 airports with over 230 daily departures from all United hubs;

•       p.s. (SM)—a premium transcontinental service connecting New York with Los Angeles and San Francisco; and

•       United Express, with a total fleet of 290 aircraft operated by regional partners, including over 100 70-seat aircraft that offer explus, United’s premium regional service, redefining the regional jet experience.

The Company also generates significant revenue through its Mileage Plus® Frequent Flyer Program (“Mileage Plus”), United Cargo(SM) and United Services. Mileage Plus contributed approximately $600 million to passenger and other revenue in 2006 and helps the Company attract and retain high-value customers. United Cargo generated $750 million in freight and mail revenue in 2006. United Services generated approximately $280 million in revenue in 2006 by utilizing downtime of otherwise under-utilized resources.

The Company believes its restructuring has made United competitive with network airline peers. In every year of the restructuring, beginning in 2003, the Company has improved its financial performance. The Company’s 2006 financial results clearly demonstrate this progress despite an increase in the price of mainline fuel of over 160% since 2002. Since emerging from bankruptcy on February 1, 2006, the Company generated operating income of $499 million for the eleven months ended December 31, 2006. Mainline fuel expense in this period was $4.5 billion. These amounts compare to an operating loss of $2.8 billion and mainline fuel expense of $1.9 billion in 2002, the year the Company filed for bankruptcy as discussed below.

Management’s goal is to further improve profit margins through continuous improvements to its core business across its operations by focusing on superior customer service, controlling unit costs and improving unit revenues by offering differentiated products and services and realizing revenue premiums. Having completed its reorganization and prepared a solid platform for growth, the Company is now building on its core competitive advantages, including strong brand recognition, its leading loyalty program and broad global airline network.

The Company’s web address is www.united.com. The information contained on or connected to the Company’s web address is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the U.S. Securities and Exchange Commission (“SEC”). Through this website, the Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are accessible without charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in Item 1A. Risk Factors. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Bankruptcy Considerations

The following discussion provides general background information regarding the Company’s Chapter 11 cases, and is not intended to be an exhaustive summary. Detailed information pertaining to its bankruptcy filings may be obtained at www.pd-ual.com. See also Note 1, “Voluntary Reorganization Under Chapter 11,” in the Notes to Consolidated Financial Statements.

On December 9, 2002 (the “Petition Date”), UAL, United, and 26 direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). On January 20, 2006, the Bankruptcy Court confirmed the Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the “Effective Date”). On the Effective Date, UAL implemented fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).

The Plan of Reorganization generally provides for the full payment or reinstatement of allowed administrative claims, priority claims, and secured claims, and the distribution of new equity and debt securities to the Debtors’ creditors and employees in satisfaction of allowed unsecured and deemed claims. The Plan of Reorganization contemplates UAL issuing up to 125 million shares of common stock (out of the one billion shares of new common stock authorized under its certificate of incorporation). The new common stock was listed on the NASDAQ National Market and began trading under the symbol “UAUA”

on February 2, 2006. Ultimately, distributions of common stock, subject to certain holdbacks as described in the Plan of Reorganization, will be as follows:

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

The Plan of Reorganization also provides for the issuance of the following securities:

•       5 million shares of 2% mandatorily convertible preferred stock issued to the Pension Benefit Guaranty Corporation (“PBGC”) shortly after the Effective Date;

•       Approximately $150 million in aggregate principal amount of 5% senior convertible notes issued to holders of certain municipal bonds shortly after the Effective Date;

•       $726 million in aggregate principal amount of 4.5% senior limited-subordination convertible notes issued in July 2006 to certain irrevocable trusts established for the benefit of certain employees (the “Limited-Subordination Notes”);

•       $500 million in aggregate principal amount of 6% senior notes issued to the PBGC shortly after the Effective Date; and

•       $500 million in aggregate principal amount of 8% senior contingent notes (in up to eight equal tranches of $62.5 million) issuable to the PBGC upon the satisfaction of certain contingencies.

Pursuant to the Company’s Plan of Reorganization, the Limited-Subordination Notes were required to be issued within 180 days of the Effective Date with a conversion price equal to 125% of the average closing price for the 60 consecutive trading days following February 1, 2006, and an interest rate established so the notes would trade at par upon issuance. In July 2006, the Company reached agreement with five of the seven eligible employee groups to modify the conversion price to instead be based upon the volume-weighted average price of the common stock over the two trading days ending on July 25, 2006. This modification resulted in a new conversion price of $34.84, rather than of $46.86, which was the conversion price under the initial terms of the notes. Because the reduction in the conversion price resulted in a benefit to noteholders, the Company was able to issue the notes at an interest rate of 4.5%, which is a lower rate of interest than would have been required under the initial terms in order for the notes to trade at par upon issuance. The Company reached agreement with the two other employee groups to pay them cash totaling approximately $0.4 million rather than issuing additional notes of similar value. See Note 11, “Debt Obligations,” in the Notes to Consolidated Financial Statements for further information.

Pursuant to the Plan of Reorganization, UAL common stock, preferred stock, and Trust Originated Preferred Securities issued before the Petition Date were canceled on the Effective Date, and no distribution was made to holders of those securities.

On the Effective Date, the Company secured access to $3.0 billion in secured exit financing (the “Credit Facility”) which consisted of a $2.45 billion term loan, a $350 million delayed draw term loan and a $200 million revolving credit line. On the Effective Date, the $2.45 billion term loan and the entire revolving credit line, consisting of $161 million in cash and $39 million of letters of credit, were drawn and used to repay the Debtor-In-Possession credit facility (the “DIP Financing”) and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, during the first quarter of 2006, the Company repaid the entire outstanding balance on the revolving credit line and accessed the $350 million delayed draw term loan. In

February 2007, the Company prepaid $972 million of its Credit Facility debt and amended certain terms of the Credit Facility. For further details on the Credit Facility including the prepayment and related facility amendment (the “Amended Credit Facility”), see Note 11, “Debt Obligations,” in the Notes to Consolidated Financial Statements.

Significant Matters Remaining to be Resolved in Bankruptcy Court.   During the course of its Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved most pending claims against the Debtors. However, certain significant matters remain to be resolved in the Bankruptcy Court. For details, see Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations,” in the Notes to Consolidated Financial Statements.

Operations

Segments.   UAL operates its businesses through two reporting segments:  mainline and United Express. In 2006, in light of the Company’s bankruptcy-related restructuring and organizational changes, management reevaluated the Company’s segment reporting. As a result, the Company determined that the geographic regions and UAL Loyalty Services, LLC (“ULS”), which it previously reported as segments, were no longer segments requiring disclosure under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). UAL now manages its business as an integrated network with assets deployed across integrated mainline and regional carrier networks, whereas in the past United focused its business management decisions within specific geographic regions and services. This new focus on managing the business seeks to maximize the profitability of the overall airline network. The operations of ULS are included in mainline operations. See “UAL Loyalty Services, LLC,” below for further information on its business activities. Financial information on UAL’s reportable segments, including restated segment information for 2005 and 2004, can be found in Note 9, “Segment Information,” in the Notes to Consolidated Financial Statements.

Mainline.   Mainline operating revenues were $16.4 billion in 2006, $15.0 billion in 2005 and $14.5 billion in 2004. As of December 31, 2006, mainline domestic operations served 85 destinations primarily throughout the U.S. and Canada and operated hubs in Chicago, Denver, Los Angeles, San Francisco and Washington, D.C. Mainline international operations serve the Pacific, Atlantic, and Latin America regions. The Pacific region includes nonstop service to Beijing, Hong Kong, Nagoya, Osaka, Seoul, Shanghai, Sydney and Tokyo (with service to Taipei scheduled to commence in June 2007); direct service to Bangkok, Seoul, Singapore and Taipei via its Tokyo hub; direct service to Ho Chi Minh City and Singapore via Hong Kong, and to Melbourne via Sydney. The Atlantic region includes nonstop service to Amsterdam, Brussels, Frankfurt, London, Munich, Paris and Zurich, with service to Rome scheduled to commence in April 2007. In 2006, United commenced service from Washington Dulles to Kuwait City as part of the Atlantic region. United also provides seasonal service to Bermuda. The Latin American region offers nonstop service to Buenos Aires and Sao Paulo and direct service to Montevideo (via Buenos Aires) and Rio de Janeiro (via Sao Paulo).  The Latin American region also serves various Mexico destinations including Cancun, Mexico City, Puerto Vallarta, San Jose del Cabo, and Ixtapa/Zihuatanejo (seasonal); various Caribbean points including Aruba and seasonal service to Montego Bay, Nassau, Punta Cana, and St. Maarten; and Central America including Guatemala City, San Salvador and Liberia, Costa Rica (seasonal).

Operating revenues attributed to mainline domestic operations were $10.0 billion in 2006, $9.0 billion in 2005 and $9.1 billion in 2004. Operating revenues attributed to mainline international operations were $6.4 billion in 2006, $6.0 billion in 2005 and $5.3 billion in 2004. For purposes of the Company’s geographic revenue reporting, the Company considers destinations in Mexico to be part of the Latin America region as opposed to the North America region. See Note 9, “Segment Information,” in the Notes to Consolidated Financial Statements for financial information on the mainline and United Express segments and operating revenues by geographic regions as reported to the DOT.

As of December 31, 2006, the mainline segment operated 460 aircraft and produced approximately 143 billion available seat miles (“ASMs”) and 117 billion revenue passenger miles (“RPMs”) during 2006.

United Express.   United Express operating revenues were $2.9 billion in 2006, $2.4 billion in 2005 and $1.9 billion in 2004. United has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express. United Express is an extension of the United mainline network (United, Ted and p.s.). SkyWest Airlines, Mesa Airlines, Colgan Airlines, Chautauqua Airlines, Shuttle America, Trans States Airlines and GoJet Airlines are all United Express carriers, most of which operate under capacity purchase agreements. Under these agreements, United pays the regional carriers contractually-agreed fees (carrier-controlled costs) for operating these flights plus a variable reimbursement (incentive payment) based on agreed performance metrics. The carrier-controlled costs are based on specific rates for various operating expenses of the United Express carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed monthly amounts. The incentive payment is a markup applied to the carrier-controlled costs for superior operational performance. Under these capacity agreements, United is responsible for all fuel costs incurred as well as landing fees, facilities rent and de-icing costs, which are passed through without any markup. In return, the regional carriers operate this capacity on schedules determined by United, which also determines pricing, revenues and inventory levels and assumes the inventory and distribution risk for the available seats.

The capacity agreements which United has entered into with United Express carriers do not include the provision of ground handling services. As a result, United Express sources ground handling support from a variety of third-party providers as well as by utilizing internal United resources in some cases.

While the regional carriers operating under capacity purchase agreements comprise over 95% of United Express flying, the Company also has limited prorate agreements with SkyWest Airlines and Colgan Airlines. Under these prorate agreements, United and its prorate partners agree to divide revenue collected from each passenger according to a formula, while both United and the prorate partners are individually responsible for their own costs of operations. United also collects a program fee from Colgan Airlines to cover certain marketing and distribution costs such as credit card transaction fees, global distribution systems (“GDS”) transaction fees, and frequent flyer costs. Unlike capacity purchase agreements, these prorate agreements require the regional carrier to retain the control and risk of scheduling, market selection, seat pricing and inventory for its flights.

As of December 31, 2006, United Express carriers operated 290 aircraft and produced approximately 16 billion ASMs and 12 billion RPMs during 2006.

Ted.   In February of 2004, United launched Ted in Denver to provide a tailored single-class service, including Economy Plus seating, to better serve leisure destinations in the United network. Currently 56 A320 aircraft are configured for Ted service. Ted provides service from United’s hubs in Denver, Washington Dulles, Chicago O’Hare International Airport (“O’Hare”), Los Angeles and San Francisco to destinations in Arizona, California, Florida, Louisiana, Nevada, Mexico and the Caribbean. As of December 31, 2006, Ted provided service from all of United’s hubs to 11 destinations in the U.S., including its territories, and four in Mexico.

United Cargo.   United Cargo offers both domestic and international shipping through a variety of services including United Small Package Delivery, EXP (“Express”), and GEN (“General”) cargo services. Freight shipments comprise approximately 85% of United Cargo’s volumes, with mail comprising the remainder. During 2006, United Cargo accounted for approximately 4% of UAL’s operating revenues by generating $750 million in freight and mail revenue, a 3% increase versus 2005.

United Services.   United Services is a global airline support business offering customers comprehensive solutions for their aircraft maintenance, repair and overhaul (“MRO”), aircraft ground handling and flight crew training. United Services brings nearly 80 years of experience to serve approximately 140 airline customers worldwide. MRO services account for approximately 75% of United Services’ revenue with ground handling and flight crew training accounting for the remainder. MRO revenue sources include engine maintenance, maintenance of high-tech components, line maintenance and landing gear maintenance. During 2006, United Services generated approximately $280 million in revenue, a 12% increase as compared to 2005.

Fuel.   In 2006, fuel was the Company’s largest operating expense. The Company’s annual mainline and United Express fuel costs and consumption were as follows:

	2006		2005
	Mainline	United Express	Mainline	United Express
Gallons consumed (in millions)	2,290	373	2,250	353
Average price per gallon, including tax and hedge impact	$2.11	$2.23	$1.79	$2.01
Cost (in millions)	$4,824	$834	$4,032	$709

United Express fuel expense is classified as Regional affiliates expense in the Statements of Consolidated Operations.

The price and availability of jet fuel significantly affect the Company’s results of operations. A significant rise in jet fuel prices was the primary reason that the Company’s fuel expense increased in each of the last two years. The Company expects to be able to offset some, but not all, of any future fuel expense increases through higher revenues and the use of fuel hedge contracts.

To ensure adequate supplies of fuel and to provide a measure of control over fuel costs, the Company arranges to have fuel shipped on major pipelines and stored close to its major hub locations. Although the Company currently does not anticipate a significant reduction in the availability of jet fuel, a number of factors make predicting fuel prices and fuel availability uncertain, including changes in world energy demand, geopolitical uncertainties affecting energy supplies from oil-producing nations, industrial accidents, threats of terrorism directed at oil supply infrastructure, extreme weather conditions causing temporary shutdowns of production and refining capacity, and changes in relative demand for other petroleum products that may impact the quantity and price of jet fuel produced from period to period.

Alliances.   United has entered into a number of bilateral and multilateral alliances with other airlines, expanding travel choices for our customers through these relationships by participating in markets worldwide that United does not serve directly. These marketing alliances typically include one or more of the following features: joint frequent flyer program participation; code sharing of flight operations (whereby selected seats on one carrier’s flights can be marketed under the brand name of another carrier); coordination of reservations, ticketing, passenger check-in, baggage handling and flight schedules; and other resource-sharing activities.

The most significant of these arrangements is the Star Alliance, a global integrated airline network co-founded by United in 1997. As of February 1, 2007, Star Alliance carriers serve over 800 destinations in over 150 countries with over 14,000 average daily flights. Current Star Alliance partners, in addition to United, are Air Canada, Air New Zealand, All Nippon Airways, Asiana, the Austrian Airlines Group, bmi, LOT Polish Airlines, Lufthansa, SAS, Singapore Airways, South African Airways, Spanair, Swiss, TAP Portugal, Thai International Airways and US Airways.

In 2006, Star Alliance accepted the applications of Air China, Shanghai Airlines and Turkish Airlines to join the alliance. These airlines are in the process of completing their Star Alliance joining requirements.

United also has independent marketing agreements with other air carriers, not currently members of the Star Alliance, including Air China, Aloha, Gulfstream International,  Great Lakes Airlines, TACA Group, Island Air, Shanghai Airlines and Virgin Blue.

Mileage Plus.   Mileage Plus builds customer loyalty by offering awards and services to frequent travelers. Mileage Plus members can earn mileage credit for flights on United, United Express, Ted, members of the Star Alliance, and certain other airlines that participate in the program. Miles also can be earned by purchasing the goods and services of our non-airline partners, such as hotels, car rental companies, and credit card issuers. Mileage credits can be redeemed for free, discounted or upgraded travel and non-travel awards. There are nearly 50 million members enrolled in Mileage Plus. For a detailed description of the accounting treatment of Mileage Plus program activity, which was changed to a deferred revenue model upon the adoption of fresh-start reporting on the Effective Date, see “Critical Accounting Policies” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

UAL Loyalty Services, LLC.   ULS focuses on expanding the non-core marketing businesses of United and building airline customer loyalty. ULS operates substantially all United-branded travel distribution and customer loyalty e-commerce activities, such as united.com. In addition, ULS owns and operates Mileage Plus, being responsible for member relationships, communications and account management; while United is responsible for other aspects of Mileage Plus, including elite membership programs such as Global Services, Premier, Premier Executive and Premier Executive 1K, and the establishment of award mileage redemption programs and airline-related customer loyalty recognition policies. United is also responsible for managing relationships with its Mileage Plus airline partners, while ULS manages relationships with non-airline business partners, such as the Mileage Plus Visa Card, hotels, car rental companies and dining programs, among others.

Distribution Channels.   The majority of United’s airline seat inventory continues to be distributed through the traditional channels of travel agencies and GDS, such as Sabre and Galileo. The growing use of alternative distribution systems, including the Company’s website and GDS new entrants, however, provides United with an opportunity to lower its ticket distribution costs. To encourage customer use of lower-cost channels and capitalize on these cost-saving opportunities, the Company will continue to expand the capabilities of its website, www.united.com, and it guarantees the availability of the lowest prices on united.com.

Industry Conditions

Seasonality.   The air travel business is subject to seasonal fluctuations. The Company’s operations can be adversely impacted by severe weather and the first and fourth quarter results of operations normally reflect lower travel demand. Historically, results of operations are better in the second and third quarters which reflect higher levels of travel demand.

Domestic Competition.   The domestic airline industry is highly competitive and dynamic. In domestic markets, new and existing carriers are generally free to initiate service between any two points within the U.S. United’s competitors consist primarily of other airlines, a number of whom are low-cost carriers (“LCC(s)”) with lower-cost structures than United’s, and, to a lesser extent, other forms of transportation.

About 82% of United’s domestic revenue is now exposed to LCC competition. In 2006 and early 2007, Southwest Airlines, JetBlue Airways and other LCCs have initiated new service or expanded their service from certain of United’s hub cities. United has experience competing directly with LCCs in its markets and believes it is well positioned to compete effectively.

Domestic pricing decisions are largely affected by the need to meet competition from other U.S. airlines. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because United often finds it necessary to match competitors’ fares to maintain passenger traffic.

Attempts by United and other network airlines to raise fares often fail due to lack of competitive matching by LCCs; however, because of the pressure of higher fuel prices and other industry conditions, some fare increases have occurred. Because of different cost structures, low ticket prices that generate a profit for a LCC have usually had a negative effect on the Company’s financial results.

International Competition.   In United’s international networks, the Company competes not only with U.S. airlines, but also with foreign carriers. Competition on specified international routes is subject to varying degrees of governmental regulations. See “Industry Regulation,” below. As the U.S. is the largest market for air travel worldwide, United’s ability to generate U.S. originating traffic from its integrated domestic route systems provides United with an advantage over non-U.S. carriers. Foreign carriers are prohibited by U.S. law from carrying local passengers between two points in the U.S. and United experiences comparable restrictions in foreign countries. In addition, U.S. carriers are often constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments. To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements that allow these carriers to feed traffic to each other’s flights (see “Alliances,” above, for further details).

Insurance.   United carries hull and liability insurance of a type customary in the air transportation industry, in amounts that the Company deems appropriate, covering passenger liability, public liability and damage to United’s aircraft and other physical property. United also maintains other types of insurance such as property, directors and officers, cargo, automobile and the like, with limits and deductibles that are standard within the industry. Since the September 11, 2001 terrorist attacks, the Company’s insurance premiums have increased significantly. Additionally, after September 11, 2001, commercial insurers canceled United’s liability insurance for losses resulting from war and associated perils (terrorism, sabotage, hijacking and other similar events). The U.S. government subsequently agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2007 covering losses to employees, passengers, third parties and aircraft. The Secretary of Transportation may extend this coverage until December 31, 2007. If the U.S. government does not extend this coverage beyond August 31, 2007, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. See “Increases in insurance costs or reductions in insurance coverage may adversely impact the Company’s operations and financial results” in Item 1A. Risk Factors, below.

Industry Regulation

Domestic Regulation.

General.   All carriers engaged in air transportation in the United States are subject to regulation by the DOT. Among its responsibilities, the DOT issues certificates of public convenience and necessity for domestic air transportation (no air carrier, unless exempted, may provide air transportation without a DOT certificate of public convenience and necessity), grants international route authorities, approves international code share agreements, regulates methods of competition and enforces certain consumer protection regulations, such as those dealing with advertising, denied boarding compensation and baggage liability.

Airlines also are regulated by the Federal Aviation Administration (“FAA”), a division of the DOT, primarily in the areas of flight operations, maintenance and other safety and technical matters. The FAA has authority to issue air carrier operating certificates and aircraft airworthiness certificates, prescribe maintenance procedures, and regulate pilot and other employee training, among other responsibilities. From time to time, the FAA issues rules that require air carriers to take certain actions, such as the inspection or modification of aircraft and other equipment, that may cause the Company to incur substantial, unplanned expenses. The airline industry is also subject to various other federal, state and local laws and regulations. The U.S. Department of Homeland Security (“DHS”) has jurisdiction over virtually all aspects of civil aviation security. See “Legislation,” below. The U.S. Department of Justice has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act (“RLA”). The Company is also subject to inquiries by the DOT, FAA and other U.S. and international regulatory bodies.

Airport Access.   Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by United are, or recently have been, subject to government regulation. The FAA designated John F. Kennedy International Airport (“JFK”) in New York, LaGuardia Airport (“LaGuardia”) in New York and Ronald Reagan Washington National Airport in Washington, D.C. as “high density traffic airports” and has limited the number of departure and arrival slots at those airports. Slot restrictions at O’Hare were eliminated in July 2002 and were eliminated at JFK and LaGuardia in January 2007. From time to time, the elimination of slot restrictions has impacted United’s operational performance and reliability.

Notwithstanding the formal elimination of slot restrictions at O’Hare in July 2002, the FAA imposed temporary restrictions on flight operations there beginning in 2004 to address air traffic congestion concerns. In August 2006, the FAA issued a longer-term rule restricting flight operations at O’Hare, which remains in effect until 2008.

At LaGuardia, the FAA has proposed an interim rule that would impose caps and restrictions on flight operations similar to those in effect at O’Hare. The interim rule took effect in January 2007 when the high density rule expired. The FAA has also proposed a longer-term rule at LaGuardia that is designed to control air traffic congestion there indefinitely. The longer-term proposal contains several novel elements that could impact United’s schedule and operational performance at LaGuardia. It is not possible to predict whether or when such longer-term rules might take effect.

Legislation.   The airline industry is also subject to legislative activity that can have an impact on operations and costs. Specifically, the law that authorizes federal excise taxes and fees assessed on airline tickets expires in September 2007. In 2007, Congress will attempt to pass comprehensive reauthorization legislation to impose a new funding structure and make other changes to FAA operations. Past aviation reauthorization bills have affected a wide range of areas of interest to the industry, including air traffic control operations, capacity control issues, airline competition issues, aircraft and airport technology requirements, safety issues, taxes, fees and other funding sources.

Additionally, since September 11, 2001, aviation security has been and continues to be a subject of frequent legislative action, requiring changes to our security processes and increasing the cost of security procedures for the Company. The Aviation and Transportation Security Act (the “Aviation Security Act”), enacted in November 2001, has had wide-ranging effects on our operations. The Aviation Security Act made the federal government responsible for virtually all aspects of civil aviation security, creating a new Transportation Security Administration (“TSA”), which is a part of the DHS pursuant to the Homeland Security Act of 2002. Under the Aviation Security Act, substantially all security screeners at airports are now federal employees and significant other aspects of airline and airport security are now overseen by the TSA. Pursuant to the Aviation Security Act, funding for airline and airport security is provided in part by a passenger security fee of $2.50 per flight segment (capped at $10.00 per round trip), which is collected by the air carriers from passengers and remitted to the government. In addition, air carriers are required to submit to the government an additional security fee equal to the amount each air carrier paid for security screening of passengers and property in 2000. Congress is expected to continue to focus on changes to aviation security law and requirements in 2007. Particular areas of attention that could result in increased costs for air carriers will likely include new requirements on cargo screening, possible deployment of antimissile technology on passenger aircraft and potential for increased passenger and carrier security fees.

International Regulation.

General.   International air transportation is subject to extensive government regulation. In connection with United’s international services, the Company is regulated by both the U.S. government and the governments of the foreign countries United serves. In addition, the availability of international routes to U.S. carriers is regulated by treaties and related aviation agreements between the U.S. and foreign governments, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments.

Airport Access.   Historically, access to foreign markets has been tightly controlled through bilateral agreements between the U.S. and each foreign country involved. These agreements regulate the number of markets served, the number of carriers allowed to serve each market, and the frequency of carriers’ flights. Since the early 1990s, the U.S. has pursued a policy of “open skies” (meaning all carriers have access to the destination), under which the U.S. government has negotiated a number of bilateral agreements allowing unrestricted access to foreign markets. Additionally, all of the airports that United serves in Europe and Asia maintain slot controls, and many of these are restrictive due to congestion at these airports. London Heathrow, Frankfurt and Tokyo Narita are among the most restrictive due to capacity limitations, and United has significant operations at these locations.

Further, United’s ability to serve some countries and expand into certain others is limited by the absence altogether of aviation agreements between the U.S. and the relevant governments. Shifts in U.S. or foreign government aviation policies can lead to the alteration or termination of air service agreements between the U.S. and other countries. Depending on the nature of the change, the value of United’s route authorities may be materially enhanced or diminished.

In February 2007, the U.S. government and the European Union (“EU”) Commission concluded the negotiation of a proposed transatlantic aviation agreement to replace the existing bilateral arrangements between the U.S. government and the EU member states. The EU Council of Transport Ministers (the “Council”) must approve the agreement by unanimous vote. The Council is scheduled to consider the matter at its next meeting in late March 2007.

The proposed U.S./EU agreement is based on the U.S. open skies model and would authorize U.S. airlines to operate between the United States and any point in the EU and beyond, free from government restrictions on capacity, frequencies and scheduling and provides EU carriers with reciprocal rights in these U.S./EU markets. Currently, only 16 of the 27 EU member states have open skies agreements with the United States. The agreement would authorize all U.S. and EU carriers to operate services between the United States and London Heathrow, thereby adding competition to United’s Heathrow operation, although Heathrow is slot and terminal constrained.

The proposed agreement would also resolve a legal issue concerning the “nationality” clauses in the existing bilateral agreements between the United States and the EU member states. The proposed agreement would replace this clause with a community carrier clause that would allow carriers owned and controlled by EU citizens to operate services to the United States from any point in the EU.

The proposed agreement would confer a number of additional rights on EU carriers that are designed to redress what the EU considers to be an imbalance between U.S. carrier access to the intra-EU market versus EU carrier access to the U.S. domestic market. In particular, EU ownership of more than 50 percent of a U.S. carrier will not be presumed to violate the actual control by U.S. citizens requirement, provided foreign ownership of the voting equity of the U.S. carrier does not exceed the statutory limit of 25 percent. U.S. ownership of EU carriers may not exceed 49.9 percent and the EU may enact legislation restricting US ownership of the voting stock of EU airlines to 25 percent. The agreement also provides EU passenger carriers with the right to operate between the U.S. and a limited number of non-EU countries and does not provide reciprocal rights to U.S. carriers. It is uncertain at this early stage what commercial effects these provisions may have.

If the Council approves the agreement, it is scheduled to go into effect during the winter season of 2007 with a transition to open skies for Ireland in the summer season of 2008. If the Council does not approve the agreement, the EU Commission may call upon the member states to renounce their existing bilateral agreements with the U.S. or face infringement proceedings. If EU member states renounce their agreements with the U.S., the status of United’s existing antitrust immunity with its European partners would be in doubt because the immunity is based upon an open skies agreement between the U.S. and the applicable EU member state.

The EU Commission has or is expected to propose important new legislation by the end of 2007 that will also impact the Company. New proposed legislation may officially sanction secondary slot trading, which is a current practice among carriers that involves the sale, purchase or lease of slots. If adopted, that legislation should resolve disputes about the legality of slot exchanges at EU airports and permit carriers to continue with this longstanding practice. In addition, on December 20, 2006, the EU Commission proposed legislation to include aviation within the EU’s existing emissions trading scheme. If adopted, such a measure could add significantly to the costs of operating in Europe. The precise cost to United will depend upon the terms of the legislation enacted, which would determine whether United will be forced to buy emission allowances and the cost at which these allowances may be obtained.

Pursuant to an agreement reached in December 2005, a full open skies agreement between the United States and Canada is likely to take effect in early 2007. The DOT is expected to finalize its tentative decision from December 2006 approving United’s proposed 9-party antitrust immunity application (including United, Air Canada, Lufthansa, SAS, Austrian, Swiss, LOT, TAP and bmi). At that time, United and Air Canada will be permitted to expand their existing antitrust immunity beyond the currently allowed transborder region.

Environmental Regulation.

The airline industry is subject to increasingly stringent federal, state, local, and foreign environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils, and waste materials. New regulations surrounding the emission of greenhouse gases (such as carbon dioxide) are being considered for promulgation both internationally and within the United States. United will be carefully evaluating the potential impact of such proposed regulations. Other areas of developing regulations include the State of California rule-makings regarding air emissions from ground support equipment and a federal rule-making concerning the discharge of deicing fluid. The airline industry is also subject to other environmental laws and regulations, including those that require the Company to remediate soil or groundwater to meet certain objectives. Compliance with all environmental laws and regulations can require significant expenditures. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as “Superfund,” and similar environmental cleanup laws, generators of waste materials, and owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. The Company also conducts voluntary environmental assessment and remediation actions. Environmental cleanup obligations can arise from, among other circumstances, the operation of aircraft fueling facilities, and primarily involve airport sites. Future costs associated with these activities are currently not expected to have a material adverse affect on the Company’s business.

Employees

As of December 31, 2006, the Company and its subsidiaries had approximately 55,000 active employees, of whom approximately 81% were represented by various U.S. labor organizations.

As of December 31, 2006, the employee groups, number of employees and labor organization for each of United’s collective bargaining groups were as follows:

Employee Group	Number of Employees	Union(1)	Contract Open for Amendment
Public Contact/Ramp & Stores/Food Service Employees/Security Officers/Maintenance Instructors/Fleet Technical Instructors	17,203	IAM	January 1, 2010
Flight Attendants	14,920	AFA	January 8, 2010
Pilots	6,439	ALPA	January 1, 2010
Mechanics & Related	5,524	AMFA	January 1, 2010
Engineers	255	IFPTE	January 1, 2010
Dispatchers	167	PAFCA	January 1, 2010

(1)             International Association of Machinists and Aerospace Workers (“IAM”), Association of Flight Attendants—Communication Workers of America (“AFA”), Air Line Pilots Association (“ALPA”), Aircraft Mechanics Fraternal Association (“AMFA”), International Federation of Professional and Technical Engineers (“IFPTE”) and Professional Airline Flight Control Association (“PAFCA”).

Collective bargaining agreements (“CBAs”) are negotiated under the RLA, which governs labor relations in the air transportation industry, and such agreements typically do not contain an expiration date. Instead, they specify an amendable date, upon which the contract is considered “open for amendment.”  Before the amendable date, neither party is required to agree to modifications to the bargaining agreement. Nevertheless, nothing prevents the parties from agreeing to start negotiations or to modify the agreement in advance of the amendable date. Contracts remain in effect while new agreements are negotiated. During the negotiating period, both the Company and the negotiating union are required to maintain the status quo.

ITEM 1A.        RISK FACTORS.

The following risk factors should be read carefully when evaluating the Company’s business and the forward-looking statements contained in this report and other statements the Company or its representatives make from time to time. Any of the following risks could materially adversely affect the Company’s business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this report.

Risks Related to the Company’s Business

Continued periods of historically high fuel costs or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company’s operating results.

The Company’s operating results have been and continue to be significantly impacted by changes in the availability or price of aircraft fuel. Previous record-high fuel prices increased substantially in 2006 as compared to 2005. At times, United has not been able to increase its fares when fuel prices have risen due to the highly competitive nature of the airline industry, and it may not be able to do so in the future. Although the Company is currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. In addition, from time to time the Company enters into hedging arrangements to protect against rising fuel costs. The Company’s ability to hedge in the future, however, may be limited due to market conditions and other factors.

Additional terrorist attacks or the fear of such attacks, even if not made directly on the airline industry, could negatively affect the Company and the airline industry.

The terrorist attacks of September 11, 2001 involving commercial aircraft severely and adversely affected the Company’s financial condition and results of operations, as well as prospects for the airline industry generally. Among the effects experienced from the September 11, 2001 terrorist attacks were substantial flight disruption costs caused by the FAA-imposed temporary grounding of the U.S. airline industry’s fleet, significantly increased security costs and associated passenger inconvenience, increased insurance costs, substantially higher ticket refunds and significantly decreased traffic and revenue per revenue passenger mile (“yield”).

Additional terrorist attacks, even if not made directly on the airline industry, or the fear of or the precautions taken in anticipation of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights) could materially and adversely affect the Company and the airline industry. The war in Iraq and additional international hostilities could also have a material adverse impact on the Company’s financial condition, liquidity and results of operations. The Company’s financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or an increase in post-war unrest in Iraq or other international hostilities involving the United States.

The airline industry is highly competitive and susceptible to price discounting.

The U.S. airline industry is characterized by substantial price competition, especially in domestic markets. Some of our competitors have substantially greater financial resources or lower-cost structures than United does, or both. In recent years, the market share held by LCCs has increased significantly. Large network carriers, like United, have often had a lack of pricing power within domestic markets.

In addition, U.S. Airways, Northwest, Delta and several small U.S. competitors have recently reorganized or are currently reorganizing under bankruptcy protection. Other carriers could file for bankruptcy or threaten to do so to reduce their costs. Carriers operating under bankruptcy protection can operate in a manner that could be adverse to the Company and could emerge from bankruptcy as more vigorous competitors.

From time to time the U.S. airline industry has undergone consolidation, as in the recent merger of U.S. Airways and America West, and may experience additional consolidation in the future. United routinely monitors changes in the competitive landscape and engages in analysis and discussions regarding its strategic position, including alliances, asset acquisitions and business combinations. If other airlines participate in merger activity, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of United.

Additional security requirements may increase the Company’s costs and decrease its traffic.

Since September 11, 2001, the DHS and the TSA have implemented numerous security measures that affect airline operations and costs, and are likely to implement additional measures in the future. In addition, foreign governments have also begun to institute additional security measures at foreign airports United serves. A substantial portion of the costs of these security measures is borne by the airlines and their passengers, increasing the Company’s costs and/or reducing its revenue.

Security measures imposed by the U.S. and foreign governments after September 11, 2001 have increased United’s costs and may further adversely affect the Company and its financial results. Additional measures taken to enhance either passenger or cargo security procedures and/or to recover associated costs in the future may result in similar adverse effects.

Extensive government regulation could increase the Company’s operating costs and restrict its ability to conduct its business.

Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. In addition to the enactment of the Aviation Security Act, laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce airline revenue. The FAA from time to time also issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures by the Company. The Company expects to continue incurring material expenses to comply with the regulations of the FAA and other agencies.

United operates under a certificate of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked United’s certificate, it could have a material adverse effect on its business.  The FAA can also limit United’s airport access by limiting the number of departure and arrival slots at “high density traffic airports” and local airport authorities may have the ability to control access to certain facilities or the cost of access to such facilities, which could have an adverse effect on the Company’s business.

Many aspects of United’s operations are also subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation industry are uncertain at this time, but the impact to the Company and its industry would likely be adverse and could be significant.

The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be made available. United currently operates on a number of international routes under government arrangements that limit the number of carriers, capacity, or the number of carriers allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on the Company’s financial position and results of operations and could result in the impairment of material amounts of related intangible assets.

Further, the Company’s operations in foreign countries are subject to various laws and regulations in those countries. The Company cannot provide any assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect its financial condition or results of operations.

The Company’s results of operations fluctuate due to seasonality and other factors associated with the airline industry.

Due to greater demand for air travel during the summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year. The Company’s results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal including, among others, the imposition of excise and similar taxes, extreme or severe weather, air traffic control delays and general economic conditions. As a result, the Company’s quarterly operating results are not necessarily indicative of operating results for an entire year and historical operating results are not necessarily indicative of future operating results.

The Company’s financial condition and results of operations may be further affected by the future resolution of bankruptcy-related contingencies.

Despite the Company’s exit from bankruptcy on February 1, 2006, several significant matters remain to be resolved in connection with its reorganization under Chapter 11 of the United States Bankruptcy Code. Unfavorable resolution of these matters could have a material adverse effect on the Company’s business. For additional detail regarding these matters, see Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations,” in the Notes to Consolidated Financial Statements.

The Company’s initiatives to improve the delivery of its products and services to its customers, reduce costs, and increase its revenues may not be adequate or successful.

The Company continues to identify and implement continuous improvement programs to improve the delivery of its products and services to its customers, reduce its costs and increase its revenues. Some of these efforts are focused on cost savings in such areas as telecommunications, airport services, catering, maintenance materials, aircraft ground handling and regional affiliates. A number of the Company’s ongoing initiatives involve significant changes to the Company’s business that it may be unable to implement successfully. The adequacy and ultimate success of the Company’s programs and initiatives to improve the delivery of its products and services to its customers, reduce its costs and increase its revenues cannot be assured.

Union disputes, employee strikes and other labor-related disruptions may adversely affect the Company’s operations.

Approximately 81% of the employees of UAL are represented for collective bargaining purposes by U.S. labor unions. These employees are organized into six labor groups represented by six different unions.

Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, a carrier must maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. This process continues until either the parties have reached agreement on a new CBA or the parties are released to “self-help” by the National Mediation Board. Although in most circumstances the RLA prohibits strikes, shortly after release by the National Mediation Board carriers and unions are free to engage in self-help measures such as strikes and lock-outs. All of the Company’s U.S. labor agreements become amendable in January 2010. There is also a risk that dissatisfied employees, either with or without union involvement, could engage in illegal slow-downs, work stoppages, partial work stoppages, sick-outs or other actions short of a full strike that could individually or collectively harm the operation of the airline and impair its financial performance.

Increases in insurance costs or reductions in insurance coverage may adversely impact the Company’s operations and financial results.

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial airlines. Accordingly, the Company’s insurance costs increased significantly and its ability to continue to obtain certain types of insurance remains uncertain. The Company has obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if it had obtained this insurance in the commercial insurance market. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. If the Company is unable to obtain adequate war risk insurance, its business could be materially and adversely affected.

If any of United’s aircraft were to be involved in an accident, the Company could be exposed to significant liability. The insurance it carries to cover damages arising from any future accidents may be inadequate. If the Company’s insurance is not adequate, it may be forced to bear substantial losses from an accident.

The Company relies heavily on automated systems to operate its business and any significant failure of these systems could harm its business.

The Company depends on automated systems to operate its business, including its computerized airline reservation systems, flight operations systems, telecommunication systems and commercial websites, including united.com. United’s website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information, as well as process critical financial transactions. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of United’s services versus its competitors and materially impair its ability to market its services and operate its flights.

The Company’s business relies extensively on third-party providers. Failure of these parties to perform as expected, or unexpected interruptions in the Company’s relationships with these providers or their provision of services to the Company, could have an adverse effect on its financial condition and results of operations.

The Company has engaged a growing number of third-party service providers to perform a large number of functions that are integral to its business, such as operation of United Express flights, operation of customer service call centers, provision of information technology infrastructure and services, provision of maintenance and repairs, provision of various utilities and performance of aircraft fueling operations, among other vital functions and services. The Company does not directly control these third-party providers, although it does enter into agreements with many of them that define expected service performance. Any of these third-party providers, however, may materially fail to meet their service performance commitments to the Company. The failure of these providers to adequately perform their service obligations, or other unexpected interruptions of services, may reduce the Company’s revenues and increase its expenses or prevent United from operating its flights and providing other services to its customers. In addition, the Company’s business and financial performance could be materially harmed if its customers believe that its services are unreliable or unsatisfactory.

The Company’s high level of fixed obligations could limit its ability to fund general corporate requirements and obtain additional financing, could limit its flexibility in responding to competitive developments and could increase its vulnerability to adverse economic and industry conditions.

The Company has a significant amount of financial leverage from fixed obligations, including the Amended Credit Facility, aircraft lease and debt financings, leases of airport property and other facilities, and other material cash obligations. In addition, as of February 2, 2007, the Company had pledged all of its available assets as collateral to secure its various fixed obligations, except for certain aircraft and related parts with an estimated current market value of approximately $2.5 billion.

The Company’s high level of fixed obligations or a downgrade in the Company’s credit ratings could impair its ability to obtain additional financing, if needed, and reduce its flexibility to conduct its business. Certain of the Company’s existing indebtedness also requires it to meet covenants and financial tests to maintain ongoing access to those borrowings. See Note 11, “Debt Obligations,” in the Notes to Consolidated Financial Statements for further details. A failure to timely pay its debts or other material uncured breach of its contractual obligations could result in a variety of adverse consequences, including the acceleration of the Company’s indebtedness, the withholding of credit card sale proceeds by its credit card service providers and the exercise of other remedies by its creditors and equipment lessors that could result in material adverse effects on the Company’s operations and financial condition. In such a situation, it is unlikely that the Company would be able to fulfill its obligations to repay the accelerated indebtedness, make required lease payments, or otherwise cover its fixed costs.

The Company’s net operating loss carry forward may be limited.

The Company has a net operating loss (“NOL”) carry forward of approximately $2.7 billion for federal and state income tax purposes that primarily originated before UAL’s emergence from bankruptcy and will expire over a five to twenty year period. This tax benefit is mostly attributable to federal NOL carry forwards of $7.0 billion. If the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code, under current conditions, its annual federal NOL utilization could be limited to an amount equal to its market capitalization at the time of the ownership change multiplied by the federal long-term tax exempt rate.

To avoid a potential adverse effect on the Company’s ability to utilize its NOL carry forward for federal income tax purposes after the Effective Date, the Company’s certificate of incorporation contains a “5% Ownership Limitation,” applicable to all stockholders except the PBGC. The 5% Ownership Limitation remains effective until February 1, 2011. While the purpose of these transfer restrictions is to prevent a change of ownership from occurring within the meaning of Section 382 of the Internal Revenue Code (which ownership change would materially and adversely affect the Company’s ability to utilize its NOL carry forward or other tax attributes), no assurance can be given that such an ownership change will not occur, in which case the availability of the Company’s substantial NOL carry forward and other federal income tax attributes would be significantly limited or possibly eliminated.

The Company has identified a material weakness in its internal control over financial reporting associated with tax accounting as of December 31, 2006 that, if not properly remediated, could result in material misstatements in its financial statements in future periods.

Based on an evaluation of our internal control over financial reporting as of December 31, 2006, our management has concluded that such internal control over financial reporting was not effective as of such date due to the existence of a deficiency in the operation of our internal accounting controls, which constituted a material weakness in our internal control over financial reporting.  While the controls were properly designed and did not result in a material misstatement, they did not operate effectively to ensure proper accounting and disclosure of income taxes. The Company has suffered from high management attrition during its reorganization. The material weakness was primarily related to high staff turnover in the tax department.

As defined in Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected.

Because of this material weakness, there is a risk that a material misstatement of our annual or quarterly financial statements may not be prevented or detected. The Company has taken and will continue to take whatever steps are necessary to remediate the material weakness, including the hiring of staff, use of external advisors, as well as implementing a more rigorous review process of tax accounting and disclosure matters. We cannot guarantee, however, that such remediation efforts will correct the material weakness such that our internal control over financial reporting will be effective. In the event that we do not adequately remedy this material weakness, or if we fail to maintain effective internal control over financial reporting in future periods, our access to capital could be adversely affected.

The Company is subject to economic and political instability and other risks of doing business globally.

The Company is a global business with operations outside of the United States from which it derives approximately one-third of its operating revenues. The Company’s operations in Asia, Latin America, Middle East and Europe are a vital part of its worldwide airline network. Volatile economic, political and market conditions in these international regions may have a negative impact on the Company’s operating results and its ability to achieve its business objectives. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies, the imposition of exchange controls or other currency restrictions may have a material adverse impact upon the Company’s liquidity, revenues, costs, or operating results.

The loss of skilled employees upon whom the Company depends to operate its business or the inability to attract additional qualified personnel could adversely affect its results of operations.

The Company believes that its future success will depend in large part on its ability to attract and retain highly qualified management, technical and other personnel. The Company may not be successful in retaining key personnel or in attracting and retaining other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel could adversely affect its business.

The Company could be adversely affected by an outbreak of a disease that affects travel behavior.

An outbreak of a disease that affects travel behavior, such as Severe Acute Respiratory Syndrome (SARS) or avian flu, could have a material adverse impact on the Company’s business, financial condition and results of operations.

Certain provisions of the Company’s governance documents could discourage or delay changes of control or changes to the board of directors of the Company.

Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of UAL (the “Governance Documents”) may make it difficult for stockholders to change the composition of the Company’s board of directors and may discourage takeover attempts that some of its stockholders may consider beneficial.

Certain provisions of the Governance Documents may have the effect of delaying or preventing changes in control if the Company’s board of directors determines that such changes in control are not in the best interests of UAL and its stockholders.

These provisions of the Governance Documents are not intended to prevent a takeover, but are intended to protect and maximize the value of the Company’s stockholders’ interests. While these provisions have the effect of encouraging persons seeking to acquire control of the Company to negotiate with the board of directors, they could enable the board of directors to prevent a transaction that some, or a majority, of its stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.

Risks Related to the Company’s Common Stock

The Company’s common stock has a limited trading history and its market price may be volatile.

Because the Company’s common stock began trading on the NASDAQ National Market on February 2, 2006, there is limited trading history. The market price of its common stock may fluctuate substantially due to a variety of factors, many of which are beyond the Company’s control.

The issuance of additional shares of the Company’s common stock, including upon conversion of its convertible preferred stock and its convertible notes, could cause dilution to the interests of its existing stockholders.

In connection with the Company’s emergence from Chapter 11 bankruptcy protection, the Company issued 5,000,000 shares of 2% convertible preferred stock. This preferred stock may be converted into shares of the Company’s common stock upon the earlier of February 1, 2008, or upon a fundamental change or change in control of the Company. Further, the preferred stock is mandatorily convertible 15 years from the issuance date. The Company also issued approximately $150 million in convertible 5% notes shortly after the Effective Date, and subsequently issued approximately $726 million in convertible 4.5% notes on July 25, 2006. Holders of these securities may convert them into shares of the Company’s common stock according to their terms. If the holders of the convertible preferred stock or the holders of the convertible notes were to exercise their rights to convert their securities into common stock, it could cause substantial dilution to existing stockholders. For further information, see Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations” and Note 11—“Debt Obligations,” in the Notes to Consolidated Financial Statements.

The Company’s certificate of incorporation authorizes up to one billion shares of common stock. In certain circumstances, the Company can issue shares of common stock without stockholder approval. In addition, the board of directors is authorized to issue up to 250 million shares of preferred stock without any action on the part of the Company’s stockholders. The board of directors also has the power, without stockholder approval, to set the terms of any series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over the Company’s common stock with respect to dividends or if the Company liquidates, dissolves or winds up its business and other terms. If the Company issues preferred stock in the future that has a preference over its common stock with respect to the payment of dividends or upon its liquidation, dissolution or winding up, or if the Company issues preferred stock with voting rights that dilute the voting power of its common stock, the rights of holders of its common stock or the market price of its common stock could be adversely affected. The Company is also authorized to issue, without stockholder approval, other securities convertible into either preferred stock or, in certain circumstances, common stock. In the future the Company may decide to raise capital through offerings of its common stock, securities convertible into its common stock, or rights to acquire these securities or its common stock. The issuance of additional shares of common stock or securities convertible into common stock could result in dilution of existing stockholders’ equity interests in the Company. Issuances of substantial amounts of its common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Company’s common stock and the Company cannot predict the effect this dilution may have on the price of its common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

Flight Equipment

Details of UAL’s mainline operating fleet as of December 31, 2006 are provided in the following table:

Aircraft Type	Average No. of Seats	Owned	Leased	Total	Average Age (Years)
A319-100	120	33	22	55	7
A320-200	148	42	55	97	9
B737-300	123	15	49	64	18
B737-500	108	30	—	30	15
B747-400	347	18	12	30	11
B757-200	172	45	52	97	15
B767-300	213	17	18	35	12
B777-200	267	46	6	52	8
Total Operating Fleet		246	214	460	12

As of December 31, 2006, all of the aircraft owned by UAL were encumbered under debt agreements. The amendment of the Credit Facility, creating the Amended Credit Facility on February 2, 2007, enabled the Company to remove 101 aircraft from the Amended Credit Facility collateral pool. For additional information on aircraft financings see Note 11, “Debt Obligations” and Note 16, “Lease Obligations,” in the Notes to Consolidated Financial Statements.

Ground Facilities

United has entered into various leases relating to its use of airport landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves. These leases were subject to assumption or rejection under the Chapter 11 process. As of December 31, 2006, United had assumed major facility leases in Washington (Dulles and Reagan), Denver (terminal lease only), San Francisco, Newark (terminal lease only), Austin, Cleveland, Columbus, Detroit (terminal lease only), Las Vegas, Oakland, Portland, Fort Meyers (fuel system lease only), Orange County and Tucson. Major facility leases expire at San Francisco in 2011 and 2013, Washington Dulles in 2014, Chicago O’Hare in 2018, Los Angeles in 2021 and Denver in 2025.

The Company owns a 66.5-acre complex in suburban Chicago consisting of more than 1 million square feet of office space for its former world headquarters, a computer facility and a training center. United also owns a flight training center, located in Denver, which accommodates 36 flight simulators and more than 90 computer-based training stations. The Company owns a limited number of other properties, including a reservations facility in Denver and a crew hotel in Honolulu. All of these facilities are mortgaged.

Beginning in March 2007, the Company will move approximately 350 management employees, including its senior management, to its new headquarters in downtown Chicago. The Company’s new corporate headquarters will be located at 77 West Wacker Drive, where the Company leases approximately 137,000 square feet of office space. The Company’s former world headquarters, located in suburban Elk Grove Township, will become the Operations Center. Consistent with the Company’s goals of achieving additional cost savings and operational efficiencies, the Company will relocate employees from several of its other suburban Chicago facilities into the new Operations Center.

The Company’s Maintenance Operation Center at San Francisco International Airport occupies 130 acres of land, 2.9 million square feet of floor space and 9 aircraft hangar bays under a lease expiring in 2013.

United’s off-airport leased properties historically included a number of ticketing, sales and general office facilities in the downtown and suburban areas of most of the larger cities within the United system. As part of the Company’s restructuring and cost containment efforts, United closed, terminated or rejected all of its former domestic city ticket office leases. United continues to lease and operate a number of administrative, reservations, sales and other support facilities worldwide. United also continues to evaluate opportunities to reduce space requirements at its airports and off-airport locations.

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

Numerous pre-petition claims still await resolution in the Bankruptcy Court due to the Company’s objections to either the existence of liability or the amount of the claim. The process of determining whether liability exists and liquidating the amounts due is likely to continue through 2007. Additionally, certain significant matters remain to be resolved in the Bankruptcy Court. For details see Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations,” in the Notes to Consolidated Financial Statements.

Air Cargo/Passenger Surcharge Investigations

In February 2006, the European Commission and the U.S. Department of Justice commenced an international investigation into what government officials describe as a possible price fixing conspiracy relating to certain surcharges included in tariffs for carrying air cargo. In June 2006, United received a subpoena from the U.S. Department of Justice requesting information related to certain passenger pricing practices and surcharges applicable to international passenger routes. The Company is cooperating fully. United is considered a source of information for the investigation, not a target. In addition to the federal grand jury investigation, United and other air cargo carriers have been named as defendants in over ninety class action lawsuits alleging civil damages as a result of the purported air cargo pricing conspiracy. Those lawsuits have been consolidated for pretrial activities in the United States Federal Court for the Eastern District of New York. United has entered into an agreement with the majority of the private plaintiffs to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs’ factual investigation. More than fifty additional putative class actions have also been filed alleging violations of the antitrust laws with respect to passenger pricing practices. Those lawsuits have been consolidated for pretrial activities in the United States Federal Court for the Northern District of California (“Federal Court”). United has entered a settlement agreement with a number of the plaintiffs in the passenger pricing cases to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs’ factual investigation. The settlement agreement is subject to review and approval by the Federal Court. Penalties for violating competition laws can be severe, involving both criminal and civil liability. The Company is cooperating with the grand jury investigations while carrying out its own internal review of its pricing practices, and is not in a position to evaluate the potential financial impact of this litigation at this time. However, a finding that the Company violated either U.S. antitrust laws or the competition laws of some other jurisdiction could have a material adverse impact on the Company.

Summers v. UAL Corporation ESOP, et. al.

Certain participants in the UAL Corporation Employee Stock Ownership Plan (“ESOP”) sued the ESOP, the ESOP Committee and State Street Bank and Trust Company (“State Street”) in the U.S. District Court for the Northern District of Illinois (“the District Court”) in February 2003 seeking monetary damages in a purported class action that alleges that the ESOP Committee breached its fiduciary duty by not selling UAL stock held by the ESOP commencing as of July 19, 2001. The ESOP Committee appointed State Street in September 2002 to act as investment manager and fiduciary to manage the assets of the ESOP itself. In August 2005, a proposed settlement was reached between the plaintiffs and the ESOP Committee defendants. The agreed upon settlement amount is to be paid out of the $5.2 million in insurance proceeds remaining after deducting legal fees. State Street objected to the agreement during the required fairness hearing before the District Court.  The Court nevertheless approved the settlement in October 2005, but also granted State Street’s motion for summary judgment, dismissing the underlying claims. Both sides appealed from the District Court’s decision, and as a result, no settlement funds have been disbursed pending a ruling on appeal. In June 2006, the United States Court of Appeals for the Seventh Circuit (“Court of Appeals”) affirmed the lower court’s ruling dismissing the claims against State Street and in effect rendering State Street’s challenge to the settlement agreement moot. Both parties requested the United States Supreme Court (“Supreme Court”) to review the decision of the Court of Appeals. On February 20, 2007, the Supreme Court declined both parties’ requests to review the Court of Appeals decision, bringing this dispute to a final conclusion and foreclosing any potential claim for indemnity against the Company.

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

Environmental Proceedings

In accordance with an order issued by the California Regional Water Quality Control Board in June 1999, United, along with most of the other tenants of the San Francisco International Airport, has been investigating potential environmental contamination at the airport (geographically including United’s San Francisco maintenance center) and conducting monitoring and/or remediation when needed. United’s projected costs associated with this order were significantly reduced in 2006; therefore, the Company does not consider this to be a material proceeding.

United recently completed negotiations with the Bay Area Air Quality Management District regarding notices of violations received at its San Francisco maintenance center and payment of associated penalties.

Internal Revenue Service Matter

In 1999, UAL Corporation entered into a restructuring of its risk management function for retiree medical benefits in an attempt to control the spiraling costs of medical care. As part of the redesign of this function, UAL partnered with Blue Cross Blue Shield of Illinois-Health Care Service Corporation. Upon audit of UAL’s 1999 federal income tax return, the U.S. Internal Revenue Service (“IRS”) took the position that this restructuring was the same as, or substantially similar to, a listed tax shelter transaction. The IRS proposed a penalty for “gross valuation misstatement” under Section 6662(h)(1) of the Internal Revenue Code in the amount of approximately $16 million. The settlement of the issue resulted in a penalty payment by UAL in 2006 in the amount of approximately $2 million.

Other Legal Proceedings

UAL and United are involved in various other claims and legal actions involving passengers, customers, suppliers, employees and government agencies arising in the ordinary course of business. Additionally, from time to time, the Company becomes aware of potential non-compliance with applicable environmental regulations, which have either been identified by the Company (through internal compliance programs such as its environmental compliance audits) or through notice from a governmental entity. In some instances, these matters could potentially become the subject of an administrative or judicial proceeding and could potentially involve monetary sanctions. After considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, management believes that the ultimate disposition of these contingencies will not materially affect its consolidated financial position or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and United are listed below, along with their ages as of December 31, 2006, tenure as officer, and business background for at least the last five years.

Jane Allen.   Age 55. Ms. Allen has been Senior Vice President—Human Resources of United (air transportation) since May 2006. From June 2003 to May 2006, Ms. Allen served as Senior Vice President of Onboard Services for United. Before joining United, Ms. Allen served as the head of American Airlines’ Flight Services (air transportation) from 1997 to 2003.

Graham W. Atkinson.   Age 55. Mr. Atkinson has been Executive Vice President—Chief Customer Officer for United since September 2006. From January 2004 to September 2006, Mr. Atkinson served as Senior Vice President—Worldwide Sales and Alliances for United. From June 2001 to January 2004, Mr. Atkinson served as Senior Vice President—International for United.

Frederic F. Brace.   Age 49. Mr. Brace has been Executive Vice President and Chief Financial Officer of the Company and United since August 2002. From September 2001 to August 2002, Mr. Brace served as the Company and United’s Senior Vice President and Chief Financial Officer.

Sara A. Fields.   Age 63. Ms. Fields has been Senior Vice President—Office of the Chairman of United since May 2006. From December 2002 to May 2006, Ms. Fields served as Senior Vice President—People of United. From January to December 2002, Ms. Fields served as United’s Senior Vice President—People Services and Engagement. From July 1994–July 2002, Ms. Fields previously served as Senior Vice President—Onboard Service of United.

Gerald F. Kelly.   Age 59. Mr. Kelly has been Senior Vice President—Continuous Improvement, Strategic Sourcing and Chief Information Officer (“CIO”) of United since November 2005. From 2002 to 2005, Mr. Kelly served as CIO and Senior Vice President for Procurement and Continuous Improvement at Sears, Roebuck & Co. (retailer), from which he retired in April 2005. From 2001 to 2002, Mr. Kelly served as Business Advisor to Williams-Sonoma (retailer).

Paul R. Lovejoy.   Age 52. Mr. Lovejoy has been Senior Vice President, General Counsel and Secretary of the Company and United since June 2003. From September 1999 to June 2003, Mr. Lovejoy was a partner with Weil, Gotshal & Manges LLP (law firm).

Peter D. McDonald.   Age 55. Mr. McDonald has been Executive Vice President and Chief Operating Officer of the Company and United since May 2004. From September 2002 to May 2004, Mr. McDonald served as Executive Vice President—Operations of the Company and United. From January to September 2002, Mr. McDonald served as United’s Senior Vice President—Airport Operations. From May 2001 to January 2002, Mr. McDonald served as United’s Senior Vice President—Airport Services.

Rosemary Moore.   Age 56. Ms. Moore has been the Senior Vice President—Corporate and Government Affairs of United since December 2002. From November to December 2002, Ms. Moore was the Senior Vice President—Corporate Affairs of United. From October 2001 to October 2002, Ms. Moore was the Vice President—Public and Government Affairs of ChevronTexaco Corporation (global energy).

John P. Tague.   Age 44. Mr. Tague has been Executive Vice President—Chief Revenue Officer of the Company and United since April 2006. From May 2004 to April 2006, he served as Executive Vice President—Marketing, Sales and Revenue of the Company and United. From May 2003 to May 2004, Mr. Tague was Executive Vice President—Customer of the Company and United. From 1997 to August 2002, Mr. Tague was the President and Chief Executive Officer of ATA Holdings Corp. (air transportation).

Glenn F. Tilton.   Age 58. Mr. Tilton has been Chairman, President and Chief Executive Officer of the Company and United since September 2002. From October 2001 to August 2002, Mr. Tilton served as

Vice Chairman of ChevronTexaco Corporation (global energy). Previously, Mr. Tilton served as Chairman and Chief Executive Officer of Texaco Inc. (global energy), a position he assumed in February 2001.

There are no family relationships among the executive officers or the directors of the Company. The executive officers are elected by the Board each year, and hold office until the organization meeting of the Board in the next subsequent year and until his or her successor is chosen or until his or her earlier death, resignation or removal.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of UAL Common Stock issued and outstanding immediately before the Effective Date (the “Old Common Stock”) traded on the over-the-counter market (OTCBB) under the symbol UALAQ.OB from April 3, 2003 to February 1, 2006. On February 1, 2006, the Old Common Stock was canceled pursuant to the terms of the Plan of Reorganization and the Company has no continuing obligations under the Old Common Stock.

Pursuant to the Plan of Reorganization, the Company issued or reserved for issuance up to 125,000,000 shares of common stock (the “New Common Stock”) comprised of: (a) 115,000,000 shares to be distributed to unsecured creditors and employees in accordance with the terms of the Plan of Reorganization; (b) up to 9,825,000 shares and options (or other rights to acquire shares) pursuant to the terms of the MEIP; and (c) up to 175,000 shares and options (or other rights to acquire shares) pursuant to the terms of the DEIP. Beginning February 2, 2006, the New Common Stock has traded on a NASDAQ market under the symbol UAUA.

The following table sets forth the ranges of high and low sales prices per share of the Old Common Stock and New Common Stock during the last two completed fiscal years.

		Old Common Stock		New Common Stock
		High	Low	High	Low
2006:
	1st quarter	$1.18	$0.02	$43.00	$29.51
	2nd quarter	(a)	(a)	40.05	26.02
	3rd quarter	(a)	(a)	32.17	21.90
	4th quarter	(a)	(a)	46.54	26.77
2005:
	1st quarter	$1.51	$0.89	(b)	(b)
	2nd quarter	2.40	0.92	(b)	(b)
	3rd quarter	1.62	0.32	(b)	(b)
	4th quarter	1.35	0.49	(b)	(b)

(a)           The Old Common Stock was canceled pursuant to the terms of the Plan of Reorganization and no further trading occurred after February 1, 2006.

(b)           The New Common Stock commenced trading on February 2, 2006.

The Company suspended the payment of cash dividends on the Old Common Stock in 2002 and does not currently anticipate paying dividends on the New Common Stock. Additionally, under the provisions of the Amended Credit Facility the Company’s ability to pay dividends on or repurchase New Common Stock is restricted. See Note 11, “Debt Obligations,” in the Notes to Consolidated Financial Statements for more information related to dividend restrictions under the Amended Credit Facility. Any future determination to pay dividends will be at the discretion of the board of directors, subject to applicable limitations under Delaware law.

Based on reports by the Company’s transfer agent for the New Common Stock, there were approximately 1,200 record holders of its New Common Stock as of February 28, 2007.

The following graph shows the cumulative total shareholder return for the New Common Stock during the period from February 2, 2006 to December 31, 2006. Five year historical data is not presented as a result of the significant period the Company was in bankruptcy and since the financial results of the Successor Company are not comparable with the results of the Predecessor Company, as discussed in.

The graph also shows the cumulative returns of the S&P 500 Index and the AMEX Airline Index (“AAI”) of eleven investor-owned airlines. The comparison assumes $100 was invested on February 2, 2006 (the date UAUA began trading on NASDAQ) in New Common Stock and in each of the indices shown and assumes that all dividends paid were reinvested.

Performance Graph

Note:   The stock price performance shown in the graph above should not be considered indicative of potential future stock price performance.

Common stock repurchases in the fourth quarter of fiscal year 2006 were as follows:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
10/01/06-10/31/06	—	$—	—	(b)
11/01/06-11/30/06	2,195	38.80	—	(b)
12/01/06-12/31/06	767	41.09	—	(b)
Total	2,962	$39.40	—	(b)

(a)           Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.

(b)          The MEIP provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. The MEIP does not specify a maximum number of shares that may be repurchased.

ITEM 6.                SELECTED FINANCIAL DATA.

In connection with its emergence from Chapter 11 bankruptcy protection, the Company adopted fresh-start reporting in accordance with SOP 90-7 and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the adoption of fresh-start reporting, the financial statements prior to February 1, 2006 are not comparable with the financial statements after February 1, 2006. References to “Successor Company” refer to UAL on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor Company” refer to UAL prior to February 1, 2006.

	Successor		Predecessor
	Period from February 1 to December 31,		Period from January 1 to January 31,	Year Ended December 31,
(In millions, except rates)	2006		2006	2005		2004		2003		2002
Income Statement Data:
Operating revenues	$17,882		$1,458	$17,379		$16,391		$14,928		$15,822
Operating expenses	17,383		1,510	17,598		17,245		16,288		18,659
Fuel expenses—mainline	4,462		362	4,032		2,943		2,072		1,921
Reorganization (income) expense	—		(22,934)	20,601		611		1,173		10
Net income (loss)(a)	25		22,851	(21,176)		(1,721)		(2,808)		(3,212)
Basic earnings (loss) per share	0.14		(196.61)	(182.29)		(15.25)		(27.36)		(53.55)
Diluted earnings (loss) per share	0.14		(196.61)	(182.29)		(15.25)		(27.36)		(53.55)
Cash dividends declared per common share	—		—	—		—		—		—
Balance Sheet Data at period-end:
Total assets	$25,369		$19,555	$19,342		$20,705		$21,979		$23,656
Long-term debt and capital lease obligations, including current portion	10,600		1,432	1,433		1,204		852		700
Liabilities subject to compromise	—		36,336	35,016		16,035		13,964		13,833
Mainline Operating Statistics(b):
RPMs	117,470		(b)	114,272		115,198		104,464		109,460
ASMs	143,095		(b)	140,300		145,361		136,630		148,827
Passenger load factor	82.1%		(b)	81.4%		79.2%		76.5%		73.5%
Yield(c)	12.19	¢	(b)	11.25	¢	10.83	¢	10.79	¢	11.06	¢
Passenger revenue per ASM (PRASM)	10.04	¢	(b)	9.20	¢	8.63	¢	8.32	¢	8.19	¢
Operating revenue per ASM (RASM)(d)	11.49	¢	(b)	10.66	¢	9.95	¢	9.81	¢	9.77	¢
Operating expense per ASM (CASM)(e)	11.23	¢	(b)	10.59	¢	10.20	¢	10.52	¢	11.45	¢
Fuel gallons consumed	2,290		(b)	2,250		2,349		2,202		2,458
Average price per gallon of jet fuel, including tax and hedge impact	210.7	¢	(b)	179.2	¢	125.3	¢	94.1	¢	78.2	¢

(a)              Net income (loss) was significantly impacted in the Predecessor Company periods due to the reorganization items related to the Company’s restructuring in bankruptcy.

(b)             Mainline operations exclude the operations of independent regional carriers operating as United Express. Statistics included in the Successor period were calculated using the combined results of the Successor period from February 1 to December 31, 2006 and the Predecessor January 2006 period.

(c)              Yield is mainline passenger revenue excluding industry and employee discounted fares per RPM.

(d)             RASM is operating revenues excluding United Express passenger revenue per ASM.

(e)              CASM is operating expenses excluding United Express operating expenses per ASM.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

As discussed further in Item 1. Business, the Company derives virtually all of its revenues from airline related activities. The most significant source of airline revenues is passenger revenues; however, Mileage Plus, United Cargo, and United Services are also significant sources of operating revenues. The airline industry is highly competitive, and is characterized by intense price competition. Fare discounting by United’s competitors has historically had a negative effect on the Company’s financial results because it is generally required to match competitors’ fares to maintain passenger traffic. Future competitive fare adjustments may negatively impact the Company’s future financial results. The Company’s most significant operating expense is jet fuel. Jet fuel prices are extremely volatile and are largely uncontrollable by the Company. UAL’s historical and future earnings have been and will continue to be significantly impacted by jet fuel prices. The impact of recent jet fuel price increases is discussed below. The Company’s results in 2006 were significantly impacted by the adoption of fresh-start reporting upon its emergence from bankruptcy. See the “Fresh-Start Reporting” section below for a discussion of the of the significant fresh-start items that impacted the Company’s earnings in 2006.

Bankruptcy Matters.   On December 9, 2002, UAL, United and 26 direct and indirect wholly-owned subsidiaries filed voluntary petitions to reorganize its business under Chapter 11 of the Bankruptcy Court. The Company emerged from bankruptcy on February 1, 2006, under a Plan of Reorganization that was approved by the Bankruptcy Court. In connection with its emergence from Chapter 11 bankruptcy protection, the Company adopted fresh-start reporting, which resulted in significant changes in post-emergence financial statements, as compared to UAL’s historical financial statements, as is further discussed in the “Financial Results” section below. Also, see Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations,” in the Notes to Consolidated Financial Statements and Item 1. Business for further information regarding bankruptcy matters.

Recent Developments.   The Company believes its restructuring has made the Company competitive with its network airline peers. The Company’s financial performance has continued to improve despite significant increases in fuel prices, as noted below. Average mainline unit fuel expense has increased 68% from 2004 to 2006, which has negatively impacted the Company’s operating margin. However, the Company has been able to overcome rising fuel costs through its restructuring accomplishments, improved revenues and other means, which have contributed to the generation of operating income of $447 million in calendar-year 2006, as compared to operating losses of $219 million and $854 million in 2005 and 2004, respectively.

United seeks to continuously improve the delivery of its products and services to its customers, reduce unit costs, and increase unit revenues. Together with these initiatives, some of the Company’s more significant recent developments are noted as follows:

•       In February 2007, the Company prepaid $972 million of Credit Facility debt and amended certain terms of the Credit Facility. The Amended Credit Facility requires significantly less collateral as compared to the Credit Facility and is expected to provide net interest expense savings of approximately $70 million annually. This amount represents the net impact of reduced interest expense and interest income as a result of lower cash and debt balances, as well as a more favorable interest rate on the Amended Credit Facility. See the “Liquidity and Capital Resources” section, below, and Note 11, “Debt Obligations,” in the Notes to Consolidated Financial Statements for further information related to this new facility.

•       In 2006, the Company announced a program to reduce then-projected 2007 expenses by $400 million. The Company has identified specific programs to realize these savings, and continues to identify and evaluate other savings opportunities. For example, the Company expects to reduce costs by approximately $200 million through savings in such areas as telecommunications, airport services, catering, maintenance materials and aircraft ground handling. The Company also expects to reduce advertising and marketing costs by as much as $60 million. Increased operational efficiencies, through the implementation of such initiatives as a new flight planning system and reduced block times are expected to generate approximately $40 million in savings. In addition, the Company estimates it will achieve a $100 million reduction in general and administrative expenses, which includes a reduction of salaried and management positions. The Company realized approximately $135 million of the projected $400 million of 2007 cost reductions in 2006, and is on track to achieve $265 million of projected cost savings in 2007.

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

•       Effective September 2006, United began charging travel agents within North America a $3.50 per passenger segment fee if low cost booking channels are not used. In 2006, United also renegotiated its agreements with four major GDS providers to allow access to low cost booking options for United’s appointed travel agencies. Increased use of low cost booking channels is expected to reduce United’s product distribution expenses.

•       In the third quarter of 2006, United announced the addition of 22 new flights from Washington Dulles, which increased departures from Dulles by 14 percent in the fall of 2006 as compared to the fall of 2005. In early 2007, the DOT awarded United the route between Washington Dulles-Beijing and this nonstop service will commence on March 28, 2007. The Company plans to reallocate existing aircraft to serve this new route.

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

Financial Results.   Upon UAL’s emergence from Chapter 11 bankruptcy protection, the Company adopted fresh-start reporting in accordance with SOP 90-7. Thus, the consolidated financial statements before February 1, 2006 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting, which incorporates fair value adjustments recorded from the application of SOP 90-7. Therefore, financial statements for the post-emergence periods are not comparable to the pre-emergence period financial statements. The adoption of fresh-start reporting had a significantly negative impact on the Company’s results of operations. The significant differences in accounting results are discussed under “Fresh-Start Reporting,” below.

For purposes of providing management’s year-over-year discussions of UAL’s financial condition and results of operations, management has compared the combined 2006 annual results consisting of the Successor Company’s results for the eleven months ended December 31, 2006 and the Predecessor Company’s January 2006 results, to the Predecessor Company’s annual 2005 and 2004 results. References to “Successor Company” refer to UAL on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor Company” refer to UAL before its exit from bankruptcy on February 1, 2006.

The table below presents a reconciliation of the Company’s net income (loss) to net income (loss), excluding reorganization items for the three years ended December 31, 2006. Presentation of results for the combined twelve month period of 2006, as described in the preceding paragraph, and the presentation of net income excluding reorganization items, are non-GAAP measures. However, the Company believes that these year-over-year comparisons of the results of operations, as shown in the table below, provide management and investors a useful perspective of the Company’s core business and on-going operational and financial performance and trends, since reorganization items pertain to accounting for the effects of the bankruptcy restructuring and are not recurring. In addition, the combined twelve month period of 2006 is presented to improve comparability with the full years of 2005 and 2004.

			Combined	Predecessor
	Predecessor	Successor	Twelve	Twelve	Twelve
(In millions)	Period from January 1 to January 31,	Period from February 1 to December 31,	Months Ended December 31,	Months Ended December 31,	Months Ended December 31,
	2006	2006	2006(a)	2005	2004
Net income (loss)	$22,851	$25	$22,876	$(21,176)	$(1,721)
Reorganization items, net	(22,934)	—	(22,934)	20,601	611
Net income (loss), excluding reorganization items, net	$(83)	$25	$(58)	$(575)	$(1,110)

(a)           The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

The Company’s improved results of operations in 2006, as compared with 2005 and 2004, were influenced by a number of significant factors, including fresh-start reporting and other factors that are described below.

Fresh-Start Reporting.

Under fresh-start reporting at the Effective Date, the Company’s asset values were remeasured using fair value, and were allocated in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The excess of reorganization value over the net fair value of tangible and identifiable intangible assets and liabilities was recorded as goodwill. In addition, fresh-start accounting also requires that all assets and liabilities be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates, except for deferred taxes, which are accounted for in conformity with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). The Company’s results in 2006 were significantly impacted by fresh-start reporting and other non-cash expenses; the most significant impacts are discussed below.

•       As part of fresh-start reporting the Company changed its accounting for Mileage Plus from the incremental cost model to the deferred revenue model. Under the incremental cost method, the estimated liability was based on incremental costs and adjustments were made to both operating revenues and advertising expense. Under the deferred revenue model a portion of ticket revenue from Mileage Plus members, and other qualifying mileage transactions, is allocated to deferred revenue at fair value to reflect the Company’s obligation for future award redemptions. This change in accounting negatively impacted the Company’s operating revenues by approximately $158 million in 2006 as compared to 2005.  The negative revenue impact was partially offset by a reduction in advertising expense of approximately $27 million which the Company estimates would have been recorded if the incremental cost method had been continued. Mileage Plus accounting is discussed further in “Critical Accounting Policies,” below.

•       The Company recorded non-cash share-based compensation expense of $159 million in 2006 in association with its MEIP and DEIP plans as approved under the Plan of Reorganization. This expense was not recognized in 2005 and 2004, because prior to 2006 the Company accounted for its share-based compensation plans under the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

•       In 2006, the Company recognized non-cash depreciation and amortization charges of $74 million on assets that were recorded at fair value as part of fresh-start reporting, including definite-lived intangible assets that were recognized under fresh-start accounting. UAL did not recognize similar asset values or related amortization expense in the preceding annual periods.

•       The adjustment of the Company’s postretirement plan liabilities to fair value at fresh-start resulted in the elimination of unrecognized prior service credits and actuarial losses for its non-pension postretirement plan. The elimination of these unrecognized items negatively impacted the Company’s 2006 expenses by approximately $51 million.

•       Aircraft rent was negatively impacted by approximately $101 million. This included an unfavorable impact of $66 million related to deferred gains on pre-emergence sale-leaseback transactions that were eliminated as part of fresh-start reporting. Before fresh-start reporting, these deferred gains were being amortized into earnings over the lease terms as a reduction of the related aircraft rent expense.  Also due to the restructuring of aircraft financings in bankruptcy, the Company’s operating leases were at average rates below market value; therefore, a deferred charge was recorded to adjust these leases to fair value. Amortization of this deferred charge resulted in additional rent expense of approximately $35 million in 2006.

•       The Company recognized additional non-cash interest expense of approximately $51 million for the amortization of debt and capital lease obligation discounts that were recorded upon its emergence from bankruptcy to adjust its debt and capital lease obligations to fair value.

•       At UAL’s emergence from bankruptcy, there were certain unresolved matters which are considered to be preconfirmation contingencies. The Company initially recorded an obligation for its best estimate of the amounts it expected to pay to resolve these matters.  Adjustments to these initial estimates are recorded in current results of operations. The most significant of these were classified as Special items in the Company’s 2006 Statement of Consolidated Operations and include a net benefit of $12 million related to the San Francisco International Airport (“SFO”) and Los Angeles International Airport (“LAX”) municipal bond obligations and a benefit of $24 million related to the termination of certain of the Company’s non-qualified pension plans. The Company adjusted its estimated liabilities for these preconfirmation contingencies during the eleven months ended December 31, 2006 to the amounts the Company now believes to be probable based on court rulings and other updated information. In addition to the special items previously noted, other accruals and accrual adjustments provided an additional net benefit of approximately $29 million to 2006 operating expenses. See Note 1, “Voluntary Reorganization Under Chapter 11—Claims Resolution Process,” in the Notes to Consolidated Financial Statements for additional information related to these adjustments.

Other Factors.

•       Operating revenues increased $2.0 billion, or 11%, in 2006 as compared to 2005 and by $2.9 billion, or 18%, in 2006 as compared to 2004. Revenues increased in 2006 and 2005 largely due to passenger revenue growth from United’s improved worldwide airline network performance and a more healthy revenue environment for United and the airline industry, which was significantly aided by constrained industry capacity growth during these periods. However, United’s passenger revenue growth rate has slowed in the latter part of 2006, with the 2006 fourth quarter operating revenues increasing 5% over the same quarter in 2005, as compared to a growth rate of 10% in the fourth quarter of 2005 over the same quarter in 2004. Fourth quarter revenues in 2006 were also negatively impacted by severe winter storms in Denver and Chicago, as discussed below. These revenues were also adversely affected by Mileage Plus accounting in 2006 as discussed above.

•       United Express contributed $77 million to operating income in 2006 as compared to negative contributions to operating results of $317 million in 2005 and $494 million in 2004. This improvement is due to an improved regional operations cost structure resulting from the bankruptcy reorganization, network optimization similar to that achieved for the mainline operation, and the replacement of some 50-seat regional jets with 70-seat regional jets providing both first class and Economy Plus service, among other factors.

•       Mainline fuel costs have significantly trended upward since 2004, increasing by $792 million between 2005 and 2006, and by $1.9 billion between 2004 and 2006. These increases are primarily due to significant increases in market prices for jet fuel. The Company’s average cost per gallon for jet fuel, including taxes and hedge impacts, increased from approximately $1.25 in 2004, to $1.79 in 2005, and to $2.11 in 2006. Similar increases were experienced in the average cost per gallon of jet fuel for United Express between periods, which is classified as Regional affiliates expense in the Statements of Consolidated Operations.

•       Aircraft maintenance materials and outside repairs expense increased $128 million, or 15%, in 2006 as compared to 2005, and by $262 million, or 35%, in 2006 as compared to 2004. As further discussed in the “Results of Operations” section below, these increases are due to several factors, including higher volumes of outsourced maintenance, increased rates under certain long-term maintenance contracts and aging engines within United’s fleet.

•       Interest expense increased $288 million in 2006 as compared to 2005, and by $321 million as compared to 2004, primarily due to increased debt outstanding of approximately $1.4 billion as a result of the Company’s new capital structure resulting from its emergence from bankruptcy on February 1, 2006 and the fresh-start reporting adjustments discussed above. The increased interest expense was partially offset by increased interest income of $211 million in 2006, as compared to 2005. The Predecessor Company included $6 million and $60 million of interest income in reorganization items, net in accordance with SOP 90-7, for January 2006 and calendar-year 2005, respectively.

•       The January 2006 reorganization income of approximately $22.9 billion primarily relates to the discharge of liabilities and other fresh-start adjustments recorded in connection with the Company’s implementation of the Plan of Reorganization preparatory to its emergence from bankruptcy. In 2005, the reorganization charges of approximately $20.6 billion were primarily for pension, employee-related, and aircraft claim charges of $8.9 billion, $6.5 billion and $3.0 billion, respectively. For additional information, see Note 1, “Voluntary Reorganization Under Chapter 11—Financial Statement Presentation,” in the Notes to Consolidated Financial Statements.

Liquidity.   As of December 31, 2006, the Company had total cash, including restricted cash and short-term investments, of $5.0 billion. The Company’s strong cash position resulted from its recapitalization upon emergence from bankruptcy, together with strong operating cash flows of $1.6 billion in 2006, as compared to $1.1 billion in 2005 and $0.1 billion in 2004.

As noted above, in February 2007, the Company reduced its cash by approximately $1.0 billion to a level that it believes is more optimal for its capital structure. The cash was used to prepay a portion of the Company’s Credit Facility, which accordingly reduced debt by $972 million. As part of this transaction, the Company entered into the Amended Credit Facility consisting of an amended and restated revolving credit, term loan and guaranty agreement of $2.1 billion.

The Company has significant contractual cash payment obligations associated with debt, aircraft leases and aircraft purchase commitments, among others. See the “Liquidity and Capital Resources” section, below, for further information related to the Amended Credit Facility and the Company’s contractual obligations.

Contingencies.   During the course of its Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved most pending claims against the Debtors. The following discussion provides a summary of the material matters yet to be resolved in the Bankruptcy Court, as well as other contingencies. For further information on these matters, see Note 1, “Voluntary Reorganization Under Chapter 11 - Bankruptcy Considerations” and Note 15, “Commitments, Contingent Liabilities and Uncertainties,” in the Notes to Consolidated Financial Statements.

Municipal Bond Obligations.   The Company is a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds issued by various local municipalities to build or improve airport and maintenance facilities. As a result of the Company’s bankruptcy filing, United was not permitted to make payments on unsecured pre-petition debt. The Company had been advised that these municipal bonds may have been unsecured (or in certain instances, partially secured) pre-petition debt. Therefore, through the bankruptcy process, the Company either settled or rejected certain pre-petition debt associated with the municipal bonds. In 2006, certain of the Company’s municipal bond obligations relating to JFK, LAX and SFO have been conclusively adjudicated through the Bankruptcy Court as financings and not true leases, while the bonds relating to Denver International Airport (“DEN”) have been conclusively adjudicated as a true lease. The Company has guaranteed $261 million of the DEN bonds as discussed in Capital Commitments and Off-Balance Sheet Arrangements below. There remains pending litigation to determine the value of the security interests, if any, that the bondholders at LAX and SFO have in the underlying UAL leaseholds.

Pension Benefit Terminations.   In June 2006, the District Court entered an order approving the termination of the United Airlines Pilot Defined Benefit Pension Plan (“Pilot Plan”). ALPA, United Retired Pilots Benefit Protection Association (“URPBPA”) and the PBGC each filed appeals with the Court of Appeals. On October 25, 2006, the Court of Appeals affirmed the District Court’s order approving the termination of the Pilot Plan effective December 30, 2004. Both ALPA and URPBPA have filed petitions for writ of certiorari from the Supreme Court. The Supreme Court has yet to rule on either petition. If the termination order is ultimately reversed by the Supreme Court and it results in the reversal of the termination of one or more of the Company’s previously defined benefit pension plans, it could have a materially adverse effect on the Company’s results of operations and financial condition.

There is also a dispute with respect to the continuing obligation of United to pay non-qualified pension benefits to retired pilots pending settlement of the involuntary termination proceeding. On October 6, 2005, the Bankruptcy Court ruled that the Company was obligated to make payment of all non-qualified pension benefits for October 2005. During the first quarter of 2006, the District Court dismissed the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order in light of its earlier decision reversing the Bankruptcy Court’s termination order. On October 25, 2006, the Court of Appeals reversed the District Court’s order dismissing for lack of ripeness the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order and remanded the case with instructions to reverse the Bankruptcy Court’s order compelling payment of non-qualified benefits for October 2005. On November 6, 2006, ALPA filed a petition for rehearing on the Court of Appeals reversal of the October 6, 2005 order. Both ALPA and URPBPA filed petitions for writ of certiorari from the Supreme Court on this issue. The Supreme Court has yet to rule on either petition.

In March 2006, the Bankruptcy Court ruled that the Company was obligated to make payment of all pilot non-qualified pension benefits for the months of November and December 2005 and January 2006. The Bankruptcy Court also ruled that the Company’s obligation to pay pilot non-qualified pension benefits ceased as of January 31, 2006. The Company filed a notice of appeal of the Bankruptcy Court’s ruling to the District Court. URPBPA and ALPA also filed notices of appeal with respect to the Bankruptcy Court’s order, which were subsequently consolidated with the Company’s appeal. United agreed with URPBPA and ALPA to pay into an escrow account the disputed non-qualified pension benefits for the months of November and December 2005 and January 2006, an aggregate amount totaling approximately $17 million. The District Court affirmed the Bankruptcy Court’s ruling in September 2006. The Company filed a notice of appeal of the District Court’s ruling to the Court of Appeals. URPBPA and ALPA also appealed the District Court’s decision. The Company subsequently filed a motion to consolidate its appeal from the Bankruptcy Court’s October 2005 non-qualified benefits order with the three appeals from the Bankruptcy Court’s March 2006 non-qualified benefits order. The Court of Appeals denied the Company’s motion, but issued an order staying briefing on the March 2006 non-qualified benefits order until further order of the Court of Appeals. In light of the Court of Appeals’ October 25, 2006 decision described above, the Company is reasonably optimistic of a successful outcome of its appeal in this matter, although there can be no assurances that the ultimate outcome of this appeal will be favorable to the Company.

Legal and Environmental.   UAL has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company’s consolidated financial position or results of operations. When appropriate, the Company accrues for these matters based on its assessments of the likely outcomes of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

New regulations surrounding the emission of greenhouse gases (such as carbon dioxide) are being considered for promulgation both internationally and within the United States. The Company will be carefully evaluating the potential impact of such proposed regulations.

The Company anticipates that if ultimately found liable, its damages from claims arising from the events of September 11, 2001, could be significant; however, the Company believes that, under the Air Transportation Safety and System Stabilization Act of 2001, its liability will be limited to its insurance coverage.

Results of Operations

As described in the “Overview” section above, presentation of the combined twelve month period of 2006 is a non-GAAP measure; however, management believes it is useful for comparison with the full years of 2005 and 2004.

The air travel business is subject to seasonal fluctuations. The Company’s operations can be adversely impacted by severe weather and its first and fourth quarter results normally reflect lower travel demand. Historically, because of these seasonal factors, results of operations are better in the second and third quarters.

Earnings from operations increased $666 million to $447 million in 2006 as compared to a loss from operations of $219 million in 2005. Excluding reorganization items, the net loss was $58 million in 2006 which represents an improvement of $517 million over the net loss in 2005 of $575 million. These improvements are due to the net impact of the items discussed below, among other factors. See Note 1, “Voluntary Reorganization Under Chapter 11—Financial Statement Presentation,” in the Notes to Consolidated Financial Statements for further information on reorganization items.

Operating Revenues.

2006 Compared to 2005

The following table illustrates the year-over-year dollar and percentage changes in major categories of operating revenues.

	Predecessor	Successor	Combined	Predecessor
	Period from January 1 to January 31,	Period from February 1 to December 31,	Period Ended December 31,	Year Ended December 31,	$	%
(Dollars in millions)	2006	2006	2006(a)	2005	Change	Change
Operating revenues:
Passenger—United Airlines	$1,074	$13,293	$14,367	$12,914	$1,453	11
Passenger—Regional Affiliates	204	2,697	2,901	2,429	472	19
Cargo	56	694	750	729	21	3
Other operating revenues	124	1,198	1,322	1,307	15	1
	$1,458	$17,882	$19,340	$17,379	$1,961	11

(a)              The combined 2006 period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

Strong demand, industry capacity restraint, yield improvements, United’s resource optimization initiatives, and ongoing airline network optimization all contributed to a $2.0 billion increase in total operating revenue to $19.3 billion in 2006. The 11% mainline passenger revenue increase was due to both increased traffic and higher average ticket prices; United reported a 3% increase in mainline traffic on a 2% increase in capacity and an 8% increase in yield. Severe winter storms in December 2006 at the Chicago and Denver hubs, which resulted in the cancellation of approximately 3,900 United and United Express flights at these locations, had the estimated impact of reducing revenue by $40 million and reducing total expenses by $11 million. As discussed in “Critical Accounting Policies,” below, the Company changed the accounting for its frequent flyer obligation to a deferred revenue model upon its emergence from bankruptcy which negatively impacted revenues by $158 million. This resulted in increased deferred revenue due to a net increase in miles earned by Mileage Plus customers that will be redeemed in future years.

The 19% increase in regional affiliate revenues was also due to traffic and yield improvements as indicated in the table below.

The increase in cargo revenue was primarily due to improved yield, which was partially due to higher fuel surcharges between periods.

The table below presents selected passenger revenues and operating data by geographic region and the Company’s mainline and United Express segments expressed as period-to-period changes:

2006	North America	Pacific	Atlantic	Latin	Mainline	United Express	Consolidated
Increase (decrease) from 2005(a):
Passenger revenues (in millions)	$1,022	$234	$118	$79	$1,453	$472	$1,925
Passenger revenues	13%	9%	6%	19%	11%	19%	13%
ASMs	4%	—%	(2)%	9%	2%	9%	3%
RPMs	4%	1%	(2)%	13%	3%	13%	4%
Load factor (percent)	0.3 pts	1.4 pts	0.7 pts	2.6 pts	0.7 pts	2.7 pts	0.8 pts
Yield(b)	9%	8%	9%	6%	8%	6%	9%

(a)              The combined 2006 period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

(b)             Yields exclude charter revenue and revenue passenger miles.

2005 Compared to 2004

The following table illustrates the year-over-year dollar and percentage changes in major categories of operating revenues.

(Dollars in millions)	2005	2004	$ Change	% Change
Operating revenues:
Passenger—United Airlines	$12,914	$12,542	$372	3
Passenger—Regional Affiliates	2,429	1,931	498	26
Cargo	729	704	25	4
Other operating revenues	1,307	1,214	93	8
Total	$17,379	$16,391	$988	6

The table below presents selected passenger revenues and operating data by geographic region and the Company’s mainline and United Express segments expressed as period-to-period changes:

2005	North America	Pacific	Atlantic	Latin	Mainline	United Express	Consolidated
Increase (decrease) from 2004:
Passenger revenues (in millions)	$(153)	$364	$101	$60	$372	$498	$870
Passenger revenues	(2)%	16%	6%	16%	3%	26%	6%
ASMs	(10)%	13%	1%	16%	(3)%	21%	(2)%
RPMs	(6)%	12%	1%	16%	(1)%	23%	1%
Load factor	3.7 pts	(0.9) pts	0.1 pts	0.1 pts	2.2 pts	1.0 pts	2.0 pts
Yield(a)	5%	4%	7%	(2)%	4%	3%	5%

(a)              Yields exclude charter revenue and revenue passenger miles.

Consolidated operating revenues increased $988 million, or 6%, in 2005 as compared to 2004 and mainline RASM increased 7% from 9.95 cents to 10.66 cents. Mainline passenger revenues increased $372 million, or 3%, due to a 4% increase in yield slightly offset by a decline in RPMs of 1%. ASMs decreased 3%; however, passenger load factor increased 2.2 points to 81.4%.

Passenger revenues—Regional Affiliates increased $498 million, or 26%, in 2005 as compared to 2004 mainly due to increased volume of United Express regional carrier flying. Cargo revenues increased $25 million, or 4%, in 2005 as compared to 2004 due to a 1% increase in cargo ton miles combined with a 2% increase in cargo yield. Other operating revenues increased $93 million, or 8%, primarily due to increases in third-party maintenance revenues and ULS revenues, partially offset by a decrease in United Airlines Fuel Corporation (“UAFC”) fuel sales to third parties.

Operating Expenses.

2006 Compared to 2005

The table below includes the year-over-year dollar and percentage changes in operating expenses. Significant fluctuations are discussed below.

	Predecessor	Successor	Combined	Predecessor
(Dollars in millions)	Period from January 1 to January 31, 2006	Period from February 1 to December 31, 2006	Period Ended December 31, 2006(a)	Year Ended December 31, 2005	$ Change	% Change
Operating expenses:
Aircraft fuel	$362	$4,462	$4,824	$4,032	$792	20
Salaries and related costs	358	3,909	4,267	4,027	240	6
Regional affiliates	228	2,596	2,824	2,746	78	3
Purchased services	134	1,595	1,729	1,524	205	14
Aircraft maintenance materials and outside repairs	80	929	1,009	881	128	15
Depreciation and amortization	68	820	888	856	32	4
Landing fees and other rent	75	801	876	915	(39)	(4)
Cost of third party sales	65	614	679	685	(6)	(1)
Aircraft rent	30	385	415	402	13	3
Commissions	24	291	315	305	10	3
Special operating items (Note 19)	—	(36)	(36)	18	(54)	—
Other operating expenses	86	1,017	1,103	1,207	(104)	(9)
	$1,510	$17,383	$18,893	$17,598	$1,295	7

(a)           The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

In 2006, United implemented a resource optimization initiative that increased the number of mainline ASMs by 1% and United Express ASMs by 3%, for a consolidated ASM impact of 2%, without the use of additional aircraft. In addition to generating increased revenue, this contributed to additional variable expenses such as fuel, salaries, and other expense items.

Higher fuel costs have had a significantly adverse effect on the Company’s operating expenses in 2006 as compared to 2005. In 2006, mainline aircraft fuel expense increased 20% due to an increase in average mainline fuel cost from $1.79 per gallon in 2005 to $2.11 per gallon in 2006, while fuel consumption increased 2% on a similar increase in mainline capacity. The Company recognized a net fuel hedge loss of $26 million in aircraft fuel expense in 2006, which is included in the $2.11 per gallon average cost, whereas in 2005 most fuel hedging gains and losses were recorded in non-operating income and expense. In 2005, the Company recorded $40 million of fuel hedging gains in non-operating income, as discussed below.

Salaries and related costs increased $240 million, or 6%, in 2006 as compared to the prior year. In 2006 the Company recorded $159 million of expense, representing 4% of the increase in salaries and related costs, for the Successor Company’s share-based compensation plans because of the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” effective January 1, 2006. In addition, the Company incurred an additional $26 million related to employee performance incentive programs in 2006 as compared to 2005. The Company also recorded $64 million in higher postretirement expenses and $35 million in higher medical and dental expenses in 2006 than in 2005. Salaries also increased due to merit increases awarded to employees in 2006, which were infrequent throughout bankruptcy. These cost increases were partially offset by a 6% year-over-year improvement in labor productivity resulting from the Company’s continuous improvement efforts, together with selective outsourcing of certain non-core functions. In 2006, the Company achieved its goal to reduce 1,000 management and administrative positions.

The Company’s most significant regional affiliate expenses are capacity payments to the regional carriers and fuel expense. Fuel accounted for 30% of the Company’s regional affiliate expense in 2006, as compared to 26% in 2005. Fuel cost increased due to increased market prices for jet fuel, as discussed above, and increased fuel consumption from higher capacity. The Company’s regional affiliate expense increased only 3% despite a 9% increase in capacity due to the benefits of restructured lower-cost regional carrier capacity agreements in 2006 along with regional carrier network optimization and the replacement of some 50-seat regional jets with 70-seat regional jets. The 3% increase in regional affiliates expense includes an 18% increase in fuel costs. See Note 2(i), “Summary of Significant Accounting Policies—United Express,” in the Notes to Consolidated Financial Statements for further discussion of the Regional affiliates expense.

Purchased services increased $205 million, or 14%, in 2006, as compared to 2005, primarily due to an increase of approximately $120 million in outsourcing costs for various non-core work activities; a $31 million increase in certain professional fees, which were classified as reorganization expenses by the Predecessor Company; and a $24 million increase in credit card fees due to higher passenger revenues. The offsetting benefits of higher outsourcing costs are reflected in a 4% reduction in manpower associated with the 6% labor productivity improvement noted for salaries and related costs.

In 2006, aircraft maintenance materials and outside repairs expense increased $128 million, or 15%, from 2005 primarily due to engine-related maintenance rate increases as well as increased volume.

As discussed in Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting,” in the Notes to Consolidated Financial Statements, the Company revalued its assets and liabilities to estimated fair values. In 2006, amortization expense increased $162 million due to the recognition of $453 million of additional definite-lived intangible assets; however, this increase was offset by decreased depreciation expense from fresh-start reporting adjustments that significantly reduced depreciable tangible asset book values to fair value. The impact of the decrease in tangible asset valuation was significant as depreciation and amortization only increased $32 million despite the $162 million increase in intangible asset amortization and incremental depreciation on post-emergence property additions.

Other operating expense decreased $104 million in 2006, as compared to 2005. The adoption of fresh-start reporting, which included the revaluation of the Company’s frequent flyer obligation to estimated fair value and the change in accounting policy to a deferred revenue model for the Successor Company reduced other expense by $27 million. For periods on or after February 1, 2006, adjustments to the frequent flyer obligation are recorded to passenger and other operating revenues, whereas periodic adjustments under the Predecessor Company’s incremental cost basis were recognized in both operating revenues and other operating expense. See “Critical Accounting Policies,” below, for further details. Various cost savings initiatives also reduced the Company’s costs in 2006 as compared to 2005.

In 2006, the Company recognized a net benefit of approximately $36 million to operating expense resulting from the resolution of preconfirmation contingencies for the estimated liability for SFO and LAX municipal bond obligations, and favorable adjustments to preconfirmation contingencies related to the pilots non-qualified pension plan. In 2005, the Company recognized a charge of $18 million for aircraft impairments related to the planned accelerated retirement of certain aircraft. See Note 19, “Special Items,” in the Notes to Consolidated Financial Statements for further information.

2005 Compared to 2004

The following table presents the year-over-year dollar and percentage changes in operating expenses for the Predecessor Company in 2005 as compared to 2004.

(Dollars in millions)	2005	2004	$ Change	% Change
Operating expenses:
Aircraft fuel	$4,032	$2,943	$1,089	37
Salaries and related costs	4,027	5,006	(979)	(20)
Regional affiliates	2,746	2,425	321	13
Purchased services	1,524	1,462	62	4
Aircraft maintenance materials and outside repairs	915	964	(49)	(5)
Depreciation and amortization	881	747	134	18
Landing fees and other rent	856	874	(18)	(2)
Cost of third party sales	685	709	(24)	(3)
Aircraft rent	402	533	(131)	(25)
Commissions	305	305	—	—
Special operating items (Note 19)	18	—	18	—
Other operating expenses	1,207	1,277	(70)	(5)
	$17,598	$17,245	$353	2

Overall, operating expense increased only 2% in 2005 from 2004. The significant changes from 2004 to 2005 included:

•       A $1.1 billion, or 37%, increase in aircraft fuel expense was primarily due to a 43% increase in the average cost of fuel (including tax and hedge impact), partially offset by a 4% decrease in consumption.

•       Salaries and related costs decreased by $1.0 billion, or 20%, primarily due to cost savings associated with lower salaries and benefits as well as lower full-time equivalent employees. The decrease in salaries and related costs was driven by wage and benefit concessions resulting from negotiations with employees and productivity improvements.

•       Regional affiliates increased $321 million primarily as a result of increased fuel costs and volumes of United Express regional carrier flying, partially offset by new and amended contract savings.

•       A $134 million increase in aircraft maintenance materials and outside repairs resulted primarily from higher levels of purchased maintenance activity. This increase was partially offset by certain productivity and labor rate improvements, the effects of which are reflected in salaries and related costs.

•       A $131 million decrease in aircraft rent was due to the restructuring of aircraft lease obligations and fleet reductions.

Other income (expense).

2006 Compared to 2005

The following table illustrates the year-over-year dollar and percentage changes in consolidated other income (expense).

	Predecessor	Successor	Combined	Predecessor
	Period from January 1 to January 31,	Period from February 1 to December 31,	Period Ended December 31,	Year Ended December 31	$	%
(Dollars in millions)	2006	2006	2006(a)	2005	Change	Change
Operating income (expense):
Interest expense	$(42)	$(728)	$(770)	$(482)	$(288)	(60)
Interest income	6	243	249	38	211	555
Interest capitalized	—	15	15	(3)	18	—
Miscellaneous, net	—	14	14	87	(73)	(84)
	$(36)	$(456)	$(492)	$(360)	$(132)	(37)

The Company incurred a $288 million increase in interest expense, which was partly due to the higher outstanding principal balance of the Credit Facility for the Successor Company, as compared to the lower DIP Financing balance for the Predecessor Company. Interest expense in 2006 was also unfavorably impacted by the associated amortization of various discounts which were recorded on debt instruments and capital leases to record these obligations at fair value upon the adoption of fresh-start reporting. Interest income increased $211 million year-over-year, reflecting a higher cash balance in 2006, as well as higher rates of return on certain investments. Interest income also increased due to the classification of most interest income in 2005 as reorganization expense in accordance with SOP 90-7. In 2005, the Company recorded $40 million of fuel hedge gains which did not qualify for hedge accounting in non-operating income, while in 2006 the $26 million net realized and unrealized loss from economic fuel hedges was recognized in aircraft fuel expense.

2005 Compared to 2004

The following table presents year-over-year dollar and percentage changes in consolidated other income (expense) for the Predecessor Company in 2005 as compared to 2004.

(Dollars in millions)	2005	2004	$ Change	% Change
Operating income (expense):
Interest expense	$(482)	$(449)	$(33)	(7)
Interest income	38	25	13	52
Interest capitalized	(3)	1	(4)	—
Gain on sale of investments (Note 7)	—	158	(158)	—
Non-operating special items (Note 19)	—	5	(5)	—
Miscellaneous, net	87	(1)	88	—
	$(360)	$(261)	$(99)	(38)

The Company reported a gain of $158 million from the sale of its investment in Orbitz in 2004. In addition, an increase in interest expense of $33 million, or 7%, in 2005 was due to higher interest and fees applicable to the increased outstanding debt on the DIP Financing between periods. The Company recorded $40 million of fuel hedge gains in Miscellaneous, net in 2005 since they did not qualify for hedge accounting. There were no significant fuel hedge gains or losses included in Miscellaneous, net in 2004. In

2005, the other significant item that was included in Miscellaneous, net was approximately $25 million of foreign currency transaction gains from the revaluation of certain foreign currency denominated debt and pension obligations.

See Note 1, “Voluntary Reorganization Under Chapter 11—Financial Statement Presentation,” in the Notes to Consolidated Financial Statements for further information on Reorganization items, net.

Liquidity and Capital Resources

Liquidity.   UAL’s total of cash and cash equivalents, restricted cash and short-term investments was $5.0 billion and $2.8 billion at December 31, 2006 and 2005, respectively, including restricted cash of $847 million and $957 million, respectively. At December 31, 2006, the Company reclassified $972 million of its long-term debt to current maturities to reflect its intent to prepay a portion of the Credit Facility. In February 2007, the Company reduced its cash position by $972 million through the prepayment of part of its Credit Facility debt. This debt prepayment reduced the Company’s cash balance to a level that it believes is more optimal. In addition, certain terms of the Credit Facility were amended in February 2007. The Amended Credit Facility consists of a $1.8 billion term loan and a $255 million revolving commitment. At the Company’s option, interest payments are based on either a base rate, as defined in the Amended Credit Facility, or at LIBOR plus 2%. This applicable margin on LIBOR rate loans is a significant reduction of 1.75% from the Credit Facility. The Amended Credit Facility frees up a significant amount of assets that had been pledged as collateral under the Credit Facility. See the “Capital Commitments and Off-Balance Sheet Arrangements” section, below, for information related to scheduled maturities on the Amended Credit Facility. In January 2007, the Company decided to terminate the interest rate swap that had been used to hedge the future interest payments under the original Credit Facility term loan of $2.45 billion. In the first quarter of 2007, the Company expects to expense approximately $16 million of deferred financing costs related to the prepaid portion of the Credit Facility.

Restricted cash primarily represents cash collateral to secure workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process United’s credit card ticket sales. Certain of the credit card processing arrangements are based on the aggregate then-outstanding bank card air traffic liability, the Company’s credit rating and its compliance with certain debt covenants. Credit rating downgrades or debt covenant noncompliance could materially increase the Company’s reserve requirements.

Cash Flows from Operating Activities.

2006 compared to 2005

The Company generated cash from operations of $1.6 billion in 2006 compared to $1.1 billion in 2005. The higher operating cash flow generated in 2006 was due to improved results of operations as discussed above in the “Results of Operation” section, together with differences in the timing and amount of working capital items, and other smaller changes. As discussed in the “Fresh-Start Reporting” section, above, UAL’s 2006 net income includes significant non-cash items.

The Company does not have any significant defined benefit pension plan contribution requirements as most of the Company-sponsored plans were replaced with defined contribution plans upon its emergence from bankruptcy. The Company contributed approximately $259 million and $11 million to its defined contribution plans and non-U.S. pension plans, respectively, in the eleven months ended December 31, 2006.

2005 compared to 2004

For the year ended December 31, 2005, UAL generated cash from operations of $1.1 billion, a $980 million increase over cash generated from operations of $99 million in 2004. The higher operating cash generated in 2005 was largely due to improved results of operations, together with increased advanced ticket sales and differences in amounts and timing of other working capital changes.

The Company contributed $127 million towards its U.S. qualified defined benefit pension plans in 2004, but made no such cash contributions in 2006 or 2005. The Company contributed $61 million and $75 million in 2005 and 2004, respectively, largely towards its non-U.S. pension plans and its U.S. non-qualified pension plans. Detailed information regarding the Company’s pension plans is included in Note 8, “Retirement and Postretirement Plans,” in the Notes to Consolidated Financial Statements.

Cash Flows from Investing Activities.

2006 Compared to 2005

Cash used by investing activities was $250 million in 2006 as compared to $291 million in 2005. Cash released from segregated funds after exit from bankruptcy in 2006 provided $200 million in cash proceeds, and the sale of the subsidiary MyPoints.com, Inc. in 2006 generated an additional $56 million in cash proceeds. Cash used for increases in short-term investments in 2006 was $235 million, as compared to $1 million provided from the sale of short-term investments in 2005. A reduction in restricted cash balances provided $110 million of cash proceeds in 2006, as compared to cash used to increase restricted cash of $80 million in 2005. Required restricted cash balances in 2006 have decreased slightly from 2005 as a result of the Company’s emergence from bankruptcy, among other factors.

In 2006, the Company did not reject or return any aircraft under Section 1110 of the Bankruptcy Code, although the sale of nine non-operating B767-200 aircraft during this period provided $19 million in cash proceeds from the disposition of property and equipment. The Company used $362 million in cash for the acquisition of property and equipment in 2006, as compared to $470 million in 2005.

2005 Compared to 2004

Overall, cash used in investing activities of $291 million in 2005 was comparable to cash used of $296 million in 2004.

The Company sold ten B727, five B737 and seven B767 aircraft and rejected or returned to the financiers 30 B737 aircraft, ten B767 aircraft and one B747 aircraft under Section 1110 of the Bankruptcy Code in 2005. The Company then reacquired eight of the previously-returned B767 aircraft, of which four were purchased by the Company from the Public Debt Group and subsequently sold to a third-party and simultaneously leased back, and of which four were acquired directly by a third-party from the Public Debt Group and subsequently leased to the Company. In addition, the Company, as part of its agreement with the Public Debt Group, purchased six additional B767 aircraft from the Public Debt Group, which were subsequently sold to and leased back from third parties.

During 2004, the Company received $218 million from the sales of its investments in Orbitz and Air Canada, and used $198 million to provide increased cash deposits classified as restricted, and $267 million for the acquisition of property and equipment.

Cash Flows from Financing Activities.

2006 Compared to 2005

Cash generated through financing activities was $782 million in 2006 compared to cash used of $110 million in 2005. In 2006, the Company made principal payments under long-term debt and capital lease obligations totaling $2.1 billion, which included $1.2 billion for the repayment of the DIP Financing.

In 2006, the Company obtained access to up to $3.0 billion in secured exit financing which consisted of a $2.45 billion term loan, a $350 million delayed draw term loan and a $200 million revolving credit line. On the Effective Date, $2.45 billion of the $2.8 billion term loan and the entire revolving credit line was drawn and used to repay the DIP Financing and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, the Company repaid borrowings under the revolving credit line and accessed the remaining $350 million on the delayed draw term loan. For further details on the Credit Facility, see Note 11, “Debt Obligations,” in the Notes to Consolidated Financial Statements. At December 31, 2006, the Company had a total of $2.8 billion of debt and $63 million in letters of credit outstanding under the Credit Facility.

During 2006, the Company secured control of 14 aircraft that were included in the 1997-1 EETC transaction by remitting $281 million to the 1997-1 EETC trustee on behalf of the holders of the Tranche A certificates. The Company subsequently refinanced the 14 aircraft on March 28, 2006 with the $350 million delayed draw term loan provided under the Credit Facility. The 14 aircraft are comprised of four B737 aircraft, two B747 aircraft, four B777 aircraft and four A320 aircraft.

Significant 2006 non-cash financing and investment activities included the conversion of six B757 aircraft and one B747 aircraft from leased to owned status resulting in additional aircraft assets and debt obligations of $242 million. The Company completed definitive documentation for this transaction in July 2006, as discussed in Note 1—“Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations,” in the Notes to Consolidated Financial Statements. In addition, in the first quarter of 2006 the Successor Company completed a transaction that converted certain mortgaged aircraft to capital leases for $137 million. See Note 17, “Statement of Consolidated Cash Flows—Supplemental Disclosures,” in the Notes to Consolidated Financial Statements.

2005 Compared to 2004

Cash used in financing activities was $110 million in 2005 compared to $72 million in 2004. During 2005, the Company made principal payments under long-term debt, DIP Financing, and capital lease obligations of $285 million, $16 million, and $94 million, respectively.  The total cash used for these payments was $395 million in 2005, as compared to total cash used of $737 million for principal payments under debt and capital lease obligations in 2004. In 2005 as compared to 2004, a decrease of $203 million in proceeds from the DIP financing offset the significant decrease in principal payments.

During 2005, the Company made $16 million in principal payments on the DIP Financing. In addition, the Company renegotiated and expanded its DIP Financing facility, allowing it to borrow an additional $310 million during 2005. The amended DIP Financing facility also permitted the Company to make capital expenditures not exceeding $750 million towards aircraft acquisitions, with cash expenditures for such acquisitions not to exceed $300 million. This capital expenditures basket was created primarily to allow the Company to purchase certain aircraft that were controlled by the Public Debt Group, all of which were already in its fleet or had been in its fleet in the recent past. The Company raised $253 million in connection with the subsequent long-term financing of ten of the B767 aircraft acquired from the Public Debt Group.

Capital Commitments and Off-Balance Sheet Arrangements.   UAL’s business is very capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. In the past, the Company has funded the acquisition of aircraft through outright purchase, by issuing debt, by entering into capital or operating leases, or through vendor financings. The Company also often enters into long-term lease commitments with airports to ensure access to terminal, cargo, maintenance and other required facilities.

Following is a summary of the Company’s material contractual obligations as of December 31, 2006:

	One year	Years	Years	After
(In millions)	or less	2 and 3	4 and 5	5 years	Total
Long-term debt, including current portion(a)	$715	$1,443	$1,777	$5,452	$9,387
Interest payments(b)	669	1,190	968	1,324	4,151
Capital lease obligations
Mainline(c)	240	470	586	679	1,975
United Express(c)	15	29	25	19	88
Aircraft operating lease obligations
Mainline	358	668	610	1,239	2,875
United Express(d)	413	818	738	1,117	3,086
Other operating lease obligations	507	951	859	3,464	5,781
Postretirement obligations(e)	161	321	312	709	1,503
Capital spending commitments(f)	128	76	691	1,577	2,472
Total	$3,206	$5,966	$6,566	$15,580	$31,318

(a)           Amounts represent contractual amounts due (the one year or less column does not reflect the $972 million prepayment of the Credit Facility in February 2007, as this was not a contractual obligation at December 31, 2006).

(b)           Future interest payments on variable rate debt are estimated using estimated future variable  rates based on a yield curve, and have not been adjusted for the February 2007 $972 million prepayment of the Credit Facility.

(c)            Includes non-aircraft capital lease payments of $4 million in each of the years 2007 through 2011. United Express payments are all for aircraft.

(d)          Amounts represent lease payments that are made by United under capacity agreements with the regional carriers who operate these aircraft on United’s behalf.

(e)           Amounts represent postretirement benefit payments, net of subsidy receipts, through 2016. Benefit payments approximate plan contributions as plans are substantially unfunded. Not included in the table above are contributions related to the Company’s foreign pension plans. The Company does not have any significant contributions required by government regulations. The Company’s expected pension plan contributions for 2007 are $14 million.

(f)             Amounts are principally for aircraft and exclude advance payments. The Company has the right to cancel its commitments for the purchase of A319 and A320 aircraft; however, such action could cause the forfeiture of $91 million of advance payments.

In February 2007, the Company prepaid $972 million on the Credit Facility and amended certain of its terms. This prepayment increases (decreases) the Company’s expected debt payments in the table above by $972 million in 2007, $(10) million in each of the years 2008 through 2011 and $(932) million thereafter. The prepayment and amendment of interest rate terms increases (decreases) the Company’s total expected interest payments, as reported in the table above, by $(82) million in one year or less, $(252) million in combined years two and three, $(243) million in combined years four and five and $703 million after five years. Interest payments in the after five years period are higher because the Amended Credit Facility matures in 2014 while the Credit Facility would have matured in 2012 based on its original terms.

See Note 2(i), “Summary of Significant Accounting Policies—United Express,” Note 8, “Retirement and Postretirement Plans,” Note 11, “Debt Obligations,” and Note 16, “Lease Obligations,” in the Notes to Consolidated Financial Statements for additional discussion of these items.

Off-Balance Sheet Arrangements.   An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company. The Company’s off-balance sheet arrangements include operating leases, which are summarized in the contractual obligations table, above, and certain municipal bond obligations as discussed below.

Certain municipalities issued municipal bonds on behalf of United to finance the construction of improvements at airport-related facilities. The Company also leases facilities at airports where municipal bonds funded at least some of the construction of airport-related projects. At December 31, 2006, the Company guaranteed interest and principal payments on $261 million in principal of such bonds that were issued in 1992 and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The outstanding bonds and related guarantee are not recorded in the Company’s Statements of Consolidated Financial Position in accordance with GAAP. The related lease agreement is accounted for as an operating lease, and the related rent expense is recorded on a straight-line basis. The annual lease payments through 2023 and the final payment for the principal amount of the bonds are included in the operating lease payments in the contractual obligations table above. For further details, see Note 1 “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations” and Note 15, “Commitments, Contingent Liabilities and Uncertainties—Guarantees and Off-Balance Sheet Financing,” in the Notes to Consolidated Financial Statements.

Fuel Consortia.   The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2006, approximately $484 million principal amount of such bonds were secured by fuel facility leases at major hubs in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. United’s exposure is approximately $171 million principal amount of such bonds based on its recent consortia participation. The Company’s exposure could increase if the participation of other carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2010 to 2028. The Company did not record a liability at the time these indirect guarantees were made.

Debt Covenants.   The Company was in compliance with the Credit Facility covenants as of December 31, 2006. As part of the amendment to the Credit Facility completed in February 2007, several covenants were amended to provide the Company more flexibility. The Amended Credit Facility contains covenants that will limit the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, pay dividends or other payments from United’s direct or indirect subsidiaries, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business. The Amended Credit Facility also requires compliance with certain financial covenants. Failure to comply with the covenants could result in a default under the Amended Credit

Facility unless the Company were to obtain a waiver of, or otherwise mitigate or cure, any such default. Additionally, the Amended Credit Facility contains a cross-default provision with respect to other credit arrangements that exceed $50 million. A payment default could result in a termination of the Amended Credit Facility and a requirement to accelerate repayment of all outstanding facility borrowings. The Company believes that the combination of its existing cash and cash flows generated by operations will be adequate to satisfy its projected liquidity needs over the next twelve months. For further details about the Amended Credit Facility and the associated covenants, see Note 11, “Debt Obligations,” in the Notes to Consolidated Financial Statements.

Future Financing.   Substantially all of the Company’s unencumbered assets were pledged to the Credit Facility as of December 31, 2006. The Amended Credit Facility allowed the Company to release certain assets with an estimated market value of approximately $2.5 billion from the Credit Facility collateral pool, which are now unencumbered. The Amended Credit Facility does not place any specific restrictions on the Company’s ability to issue debt secured by these newly unencumbered assets. In addition, subject to the restrictions of its Amended Credit Facility, the Company could raise additional capital by issuing unsecured debt, equity or equity-like securities, monetizing or borrowing against certain assets or refinancing existing obligations to generate net cash proceeds. However, the availability and capacity of these funding sources cannot be assured or predicted.

Credit Ratings.   As part of its exit from bankruptcy, United and UAL received a corporate credit rating of B (outlook stable) from Standard & Poor’s and a corporate family rating of B2 (outlook stable) from Moody’s Investors Services. These credit ratings are below investment grade levels. Downgrades from these rating levels could restrict the availability and/or increase the cost of future financing for the Company.

Other Information

Foreign Operations.   The Company’s Statements of Consolidated Financial Position reflect material amounts of intangible assets related to the Company’s Pacific and Latin American route authorities, and its hub at London’s Heathrow Airport. See Note 2(k), “Summary of Significant Accounting Policies—Intangibles,” in the Notes to Consolidated Financial Statements for further information. Because operating authorities in international markets are governed by bilateral aviation agreements between the U.S. and foreign countries, changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could adversely impact, and significantly impair, the value of our international route authorities. Significant changes in such policies could also have a material impact on the Company’s operating revenues and expenses and results of operations. See Item 1. Business—International Regulation for further information and Item 7A. Quantitative and Qualitative Disclosures above Market Risk for further information on the Company’s foreign currency risks associated with its foreign operations.

Critical Accounting Policies

Critical accounting policies are defined as those that are affected by significant judgments and uncertainties which potentially could result in materially different accounting under different assumptions and conditions. The Company has prepared the accompanying financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has identified the following critical accounting policies that impact the preparation of these financial statements.

Passenger Revenue Recognition.   The value of unused passenger tickets and miscellaneous charge orders (“MCO’s”) is included in current liabilities as advance ticket sales. United records passenger ticket sales as operating revenues when the transportation is provided or when the ticket expires. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Fees charged in association with changes or extensions to non-refundable tickets are recorded as passenger revenue at the time the fee is incurred. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company’s additional service to modify a previous reservation. Therefore, the pricing of the change fee and the initial customer reservation are separately determined and represent distinct earnings processes. Refundable tickets expire after one year. MCO’s are stored value documents that are either exchanged for a passenger ticket or refunded after issuance. United records an estimate of MCO’s that will not be exchanged or refunded as revenue ratably over the validity period based on historical results. Due to complex industry pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates both as to the timing of recognition and the amount of revenue to be recognized. These estimates are based on the evaluation of actual historical results.

Accounting for Long-Lived Assets.   The Company has $11.5 billion in net book value of operating property and equipment at December 31, 2006. In addition to the original cost of these assets, as adjusted by fresh-start reporting at February 1, 2006, their recorded value is impacted by a number of accounting policy elections, including the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.

Except for the adoption of fresh-start reporting at February 1, 2006, whereby the Company remeasured long-lived assets at fair value, it is the Company’s policy to record assets acquired, including aircraft, at acquisition cost. Depreciable life is determined through economic analysis, such as reviewing existing fleet plans, obtaining appraisals and comparing estimated lives to other airlines that operate similar fleets. Older generation aircraft are assigned lives that are generally consistent with the experience of United and the practice of other airlines. As aircraft technology has improved, useful life has increased and the Company has generally estimated the lives of those aircraft to be 30 years. Residual values are estimated based on historical experience with regards to the sale of both aircraft and spare parts, and are established in conjunction with the estimated useful lives of the related fleets. Residual values are based on current dollars when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life. Both depreciable lives and residual values are revised periodically to recognize changes in the Company’s fleet plan and other relevant information. A one year increase in the average depreciable life of our aircraft would reduce annual depreciation expense by approximately $19 million.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that an impairment may exist. The Company’s policy is to recognize an impairment charge when an asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s book value and fair market value (sometimes estimated using appraisals). More often, the Company estimates the undiscounted future cash flows for its various aircraft with financial models used by the Company to make fleet and scheduling decisions. These models utilize projections on passenger yield, fuel costs, labor costs and other relevant factors, many of which require the exercise of significant judgment on the part of management. Changes in these projections may expose the Company to future impairment charges by raising the threshold which future cash flows need to meet.

The Company recognized impairment charges on assets held-for-sale of $5 million in 2006 and $18 million for the early retirement of certain aircraft in 2005. See Note 2(l), “Summary of Significant Accounting Policies—Measurement of Impairments” and Note 19, “Special Items,” in the Notes to Consolidated Financial Statements.

See Note 2(f), “Summary of Significant Accounting Policies—Operating Property and Equipment,” in the Notes to Consolidated Financial Statements for additional information regarding United’s policies on accounting for long-lived assets.

Fresh-Start Reporting.   In connection with its emergence from Chapter 11 protection as of February 1, 2006, the Company adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, UAL’s assets, liabilities and equity were valued at their respective fair values as of the Effective Date. The excess reorganization value over the fair value of net tangible and identifiable intangible assets and liabilities has been reflected as goodwill in the accompanying Statements of Consolidated Financial Position.

Fair values of assets and liabilities represent the Company’s best estimates based on independent appraisals and valuations and, where the foregoing are not available, industry data and trends and by reference to relevant market rates and transactions. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the asset and liability valuations will be realized, and actual results could vary materially from those estimates. In accordance with SFAS 141, the preliminary measurement and allocation of fair value to assets and liabilities was subject to additional adjustment within one year after emergence from bankruptcy to provide the Company time to complete its valuation of its assets and liabilities. See Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting,” and Note 2(k), “Summary of Significant Accounting Policies—Intangibles” in the Notes to Consolidated Financial Statements for further details related to the fresh-start fair value adjustments.

To facilitate the calculation of the enterprise value of the Successor Company, a set of financial projections were developed. Based on these financial projections, the equity value was estimated by the Company using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of projected future cash flows using the Company’s financial projections.

The estimated enterprise value and corresponding equity value are highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions that cannot be guaranteed. The estimated equity value of the Company was calculated to be approximately $1.9 billion. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the reasonable control of the Company. Moreover, the market value of the Company’s common stock may differ materially from the fresh-start equity valuation.

Frequent Flyer Accounting.   In accordance with fresh-start reporting, the Company revalued its frequent flyer obligation to estimated fair value at the Effective Date, which resulted in a $2.4 billion increase to the frequent flyer obligation. The Successor Company also has elected to change its accounting policy for its Mileage Plus frequent flyer program to a deferred revenue model. The Company believes that accounting for frequent flyer miles using a deferred revenue model is preferable, as it establishes a consistent valuation methodology for both miles earned by frequent flyers and miles sold to non-airline business partners.

Before the Effective Date, the Predecessor Company had used the historical industry practice of accounting for frequent flyer miles earned on United flights on an incremental cost basis as an accrued liability and as advertising expense, while miles sold to non-airline business partners were accounted for on a deferred revenue basis. As of the Effective Date, the deferred revenue value of all frequent flyer miles are measured using equivalent ticket value as described below, and all associated adjustments are made to passenger revenues.

The deferred revenue measurement method used to record fair value of the frequent flyer obligation on and after the Effective Date was to allocate an equivalent weighted-average ticket value to each outstanding mile, based upon projected redemption patterns for available award choices when such miles are consumed. Such value was estimated assuming redemptions on both United and other participating carriers in the Mileage Plus program, and by estimating the relative proportions of awards to be redeemed by class of service within broad geographic regions of the Company’s operations, including North America, Atlantic, Pacific and Latin America.

Under the new method of accounting adopted for this program at the Effective Date, the Company reduced operating revenue by approximately $158 million more in the eleven months ended December 31, 2006 to account for the effects of the program as compared to the reduction in revenues that would have been recognized using the Predecessor Company’s accounting method. The Company’s new accounting policy does not continue the use of the former incremental cost method, which impacted revenues and advertising expense under that prior policy. Assuming the use of the Predecessor Company’s accounting for this program, for the eleven months ended December 31, 2006, the Company estimates that it would have recorded approximately $27 million of additional advertising expense.

The estimation of the fair value of each award mile requires the use of several significant assumptions, for which significant management judgment is required. For example, management must estimate how many miles are projected to be redeemed on United, versus on other airline partners. Since the equivalent ticket value of miles redeemed on United and on other carriers can vary greatly, this assumption can materially affect the calculation of the weighted-average ticket value from period to period.

Management must also estimate the expected redemption patterns of Mileage Plus customers, who have a number of different award choices when redeeming their miles, each of which can have materially different estimated fair values. Such choices include different classes of service (first, business and several coach award levels), as well as different flight itineraries, such as domestic and international routings, and different itineraries within domestic and international regions of United’s and other participating carriers’ flight networks. Customer redemption patterns may also be influenced by program changes, which occur from time to time and introduce new award choices, or make material changes to the terms of existing award choices. Management must often estimate the probable impact of such program changes on future customer behavior using limited data, which requires the use of significant judgment. Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer mileage redemption behavior to patterns which are not consistent with historical behavior can result in material changes to deferred revenue balances, and to recognized revenue.

Management’s estimate of the expected breakage of miles as of the fresh-start date, and for recognition of breakage post-emergence, also requires significant management judgment. For customer accounts which are inactive for a period of 36 consecutive months, it has been United’s policy to cancel all miles contained in those accounts at the end of the 36 month period of inactivity. In early 2007, the Company announced that it is reducing the expiration period from 36 months to 18 months effective December 31, 2007. Under its deferred revenue accounting policy effective in 2006, the Company recognized revenue from breakage of miles by amortizing such estimated breakage over the 36 month expiration period. However, current and future changes to program rules, such as the recent change in the expiration period, and program redemption opportunities can significantly alter customer behavior from historical patterns with respect to inactive accounts. Such changes may result in material changes to the deferred revenue balance, as well as recognized revenues from the program. A hypothetical 1% change in the Company’s estimated breakage rate, estimated at 14% annually as of December 31, 2006, has approximately an $18 million effect on the liability.

At December 31, 2006, the Company’s outstanding number of miles was approximately 508.8 billion. The Company estimates that approximately 438.3 billion of these miles will ultimately be redeemed based on assumptions as of December 31, 2006 and, accordingly, has recorded deferred revenue of $3.7 billion. A hypothetical 1% change in the Company’s outstanding number of miles or the weighted-average ticket value has approximately a $42 million effect on the liability. These assumptions do not include the impact of reducing the expiration period from 36 months to 18 months.

Goodwill and Intangible Assets.   In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company applies a fair value-based impairment test to the book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. An impairment charge could have a material adverse effect on the Company’s financial position and results of operations in the period of recognition.

Upon the implementation of fresh-start reporting (see Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting,” in the Notes to Consolidated Financial Statements) the Company’s assets, liabilities and equity were valued at their respective fair values. The excess of reorganization value over the fair value of net tangible and identifiable intangible assets and liabilities has been reflected as goodwill in the accompanying Statements of Consolidated Financial Position on the Effective Date. As discussed in Note 9, “Segment Information,” in the Notes to Consolidated Financial Statements, the entire goodwill amount of $2.7 billion at December 31, 2006 has been allocated to the mainline reportable segment. In addition, the adoption of fresh-start reporting resulted in the recognition of $2.2 billion of indefinite-lived intangible assets.

SFAS 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of the reportable segment to its carrying value. If the fair value of the reportable segment exceeds the carrying value of the net assets of the reportable segment, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of the reportable segment exceeds the fair value of the reportable segment, then the Company must perform the second step to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to such difference.

The Company assessed the fair value of its reportable segments considering both the market and income approaches. Under the market approach, the fair value of the reportable segment is based on quoted market prices and recent transaction values of peer companies.  Under the income approach, the fair value of the reportable segment is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future capacity, passenger yield, traffic, operating costs, appropriate discount rates and other relevant factors.

The Company performed its annual impairment test for its goodwill and other indefinite-lived intangible assets as of October 1, 2006. To estimate the fair value of indefinite-lived intangible assets the Company used the market and income approaches, discussed above, and the cost method, which uses the concept of replacement cost as an indicator of fair value. The Company did not identify any impairments in these assets.

Other Postretirement Benefit Accounting.   The Company accounts for other postretirement benefits using Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”) and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). For the year ended December 31, 2006, the Company adopted SFAS 158, which requires the Company to recognize the difference between plan assets and obligations, or the plan’s funded status, in its Statements of Consolidated Financial Position. Under these accounting standards, other postretirement benefit expense is recognized on an accrual basis over employees’ approximate service periods and is generally calculated independently of funding decisions or requirements. The Company has not been required to pre-fund its current and future plan obligations resulting in a significant net obligation, as discussed below.

The fair value of plan assets at December 31, 2006 was $54 million for the other postretirement benefit plans. The benefit obligation was $2.1 billion for the other postretirement benefit plans at December 31, 2006. The difference between the plan assets and obligations has been recorded in the Statements of Consolidated Financial Position at December 31, 2006. Detailed information regarding the

Company’s other postretirement plans, including key assumptions, is included in Note 8, “Retirement and Postretirement Plans,” in the Notes to Consolidated Financial Statements.

The following provides a summary of the methodology to determine the assumptions used in Note 8, “Retirement and Postretirement Plans,” in the Notes to Consolidated Financial Statements. The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the expected return on plan assets. The discount rates were based on the construction of theoretical bond portfolios, adjusted according to the timing of expected cash flows for the Company’s future postretirement obligations. A yield curve was developed based on a subset of these bonds (those with yields between the 40th and 90th percentiles). The projected cash flows were matched to this yield curve and a present value developed, which was then calibrated to develop a single equivalent discount rate.

The expected return on plan assets is based on an evaluation of the historical behavior of the broad financial markets and the Company’s investment portfolio, taking into consideration input from the plan’s investment consultant and actuary regarding expected long-term market conditions and investment management performance. The Company believes that the long-term asset allocation on average will approximate the targeted allocation and it regularly reviews the actual asset allocation to periodically rebalance the investments to the targeted allocation when appropriate. Other postretirement expense is reduced by the expected return on plan assets, which is measured by assuming that the market-related value of plan assets increases at the expected rate of return. The market-related value is a calculated value that phases in differences between the expected rate of return and the actual return over a period of five years.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under the applicable accounting standards, those gains and losses are not required to be recognized currently as other postretirement expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees. At December 31, 2006, the Company had unrecognized actuarial gains of $120 million for the other postretirement benefit plans recorded in Accumulated other comprehensive income.

Valuation Allowance for Deferred Tax Assets.   The Company initially recorded a tax valuation allowance against its deferred tax assets in the third quarter of 2002. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized. This analysis included consideration of scheduled reversals of deferred tax liabilities, projected future taxable income, carry back potential and tax planning strategies, in accordance with SFAS 109. At December 31, 2006, our valuation allowance totaled $2.2 billion. See also Note 6, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.

Income Taxes.   During the evaluation of our internal control over financial reporting as of December 31, 2006, the Company identified a deficiency in our internal control over financial reporting associated with tax accounting which constituted a material weakness.   While the Company had appropriately designed control procedures, high staff turnover caused the Company to poorly execute those control procedures for evaluating and recording its current and deferred income tax provision and related deferred taxes balances.  This control deficiency did not result in a material misstatement, but did result in adjustments to the deferred tax assets and liabilities, net operating losses, valuation allowance and footnote disclosures and could have resulted in a misstatement of current and deferred income taxes and related disclosures that would result in a material misstatement of annual or interim financial statements.  We have and are continuing to take steps to remediate this material weakness, including the hiring of several tax professionals, as well as implementing a more rigorous review process of tax accounting and disclosure matters.  Additional review, evaluation and oversight have been undertaken to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, we have concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  See also Note 6, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.

New Accounting Pronouncements.   For detailed information, see Note 2(p), “Summary of Significant Accounting Policies—New Accounting Pronouncements,” in the Notes to Consolidated Financial Statements.

Forward-Looking Information

Certain statements throughout Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward-looking and thus reflect the Company’s current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to United’s operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as “expects,” “will,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook” and similar expressions are intended to identify forward-looking statements.

Additionally, forward-looking statements include statements which do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise.

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of financing arrangements; the costs and availability of financing; its ability to execute its business plan; its ability to realize benefits from its resource optimization efforts and cost reduction initiatives; its ability to utilize its net operating losses; its ability to attract, motivate and/or retain key employees; its ability to attract and retain customers; demand for transportation in the markets in which it operates; general economic conditions (including interest rates, foreign currency exchange rates, crude oil prices, costs of aviation fuel and refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aviation fuel; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; labor costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand; capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions; its ability to maintain satisfactory labor relations; any disruptions to operations due to any potential actions by its labor groups; weather conditions; and other risks and uncertainties set forth under Item 1A. Risk Factors of this Form 10-K, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Currency Exchange Rate Risks—United’s exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and short-term investments. The Company does not use derivative financial instruments in its investment portfolio. United’s policy is to manage interest rate risk through a combination of fixed and floating rate debt and by entering into swap agreements, depending upon market conditions. A portion of United’s capital lease obligations ($537 million in equivalent U.S. dollars at December 31, 2006) is denominated in foreign currencies that expose us to risks associated with changes in foreign exchange rates. To hedge against some of this risk, United has placed foreign currency deposits (primarily for euros) to meet foreign currency lease obligations denominated in those respective currencies. Since unrealized mark-to-market gains or losses on the foreign currency deposits are offset by the losses or gains on the foreign currency obligations, United reduces its overall exposure to foreign currency exchange rate volatility. The fair value of these deposits is determined based on the present value of future cash flows using an appropriate swap rate. The fair value of long-term debt is based on the quoted market prices for the same or similar issues or the present value of future cash flows using a U.S. Treasury rate that matches the remaining life of the instrument, adjusted by a credit spread. The table below presents information as of December 31, 2006 about certain of the Company’s financial instruments that are sensitive to changes in interest and exchange rates.

							2006
	Expected Maturity Dates							Fair
(Dollars in millions)	2007	2008	2009	2010	2011	Thereafter	Total	Value
ASSETS
Cash equivalents
Fixed rate	$3,832	$—	$—	$—	$—	$—	$3,832	$3,832
Avg. interest rate	5.32%	—	—	—	—	—	5.32%
Short term investments
Fixed rate	$312	$—	$—	$—	$—	$—	$312	$312
Avg. interest rate	5.32%	—	—	—	—	—	5.32%
Lease deposits
Fixed rate—EUR deposits	$74	$132	$22	$215	$14	$—	$457	$454
Accrued interest	13	22	2	23	4	—	64
Avg. interest rate	5.42%	4.93%	4.34%	6.66%	4.41%	—	6.56%
Fixed rate—USD deposits	$—	$—	$—	$11	$—	$—	$11	$19
Accrued interest	—	—	—	7	—	—	7
Avg. interest rate	—	—	—	6.49%	—	—	6.49%
LONG-TERM DEBT
U. S. Dollar denominated
Variable rate debt	$183	$238	$212	$281	$205	$3,610	$4,729	$4,695
Avg. interest rate	6.69%	6.19%	6.61%	6.05%	6.74%	8.45%	7.97%
Fixed rate debt	$532	$446	$547	$660	$631	$1,842	$4,658	4,815
Avg. interest rate	6.52%	6.55%	6.53%	6.53%	6.47%	5.74%	6.21%

In addition to the cash equivalents and short-term investments included in the table above, the Company has $341 million of short-term restricted cash and $506 million of long-term restricted cash at December 31, 2006. As discussed in Note 2(d), “Summary of Significant Accounting Policies—Cash and Cash Equivalents, Short-Term Investments and Restricted Cash” in the Notes to Consolidated Financial Statements, this cash is being held in restricted accounts for workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process United’s credit card ticket sales. Due to the short term nature of these cash balances, the carrying values approximate the fair values. The Company’s interest income is exposed to changes in interest rates on these cash balances.

In the first quarter of 2006, United entered into an interest rate swap whereby it fixed the rate of interest on $2.45 billion notional value of floating-rate debt at 5.14% plus a fixed credit margin. The swap had a fair value of negative $12 million at December 31, 2006. In January 2007, United terminated the swap. The termination value of the swap was negative $4 million due to an $8 million increase in fair value from December 31, 2006 to the termination date. See Note 14, “Financial Instruments and Risk Management—Interest Rate Swap,” in the Notes to Consolidated Financial Statements for additional information.

In February 2007, the Company completed a prepayment of a portion of its Credit Facility debt. This prepayment reduces the Company’s variable rate debt maturities in the table above by $972 million ($10 million in each of 2008, 2009, 2010 and 2011 and $932 million thereafter).  See Note 11, “Debt Obligations,” in the Notes to Consolidated Financial Statements for additional information.

Price Risk (Aircraft Fuel)—United enters into fuel option contracts and futures contracts to reduce its price risk exposure to jet fuel. These contracts are designed to provide protection against sharp increases in the price of aircraft fuel. The Company may update its hedging strategy in response to changes in market conditions. The fair value of the Company’s fuel related derivatives was a negative $2 million at December 31, 2006. These instruments have a maturity of less than one year.

Foreign Currency—United generates revenues and incurs expenses in numerous foreign currencies. Such expenses include fuel, aircraft leases, commissions, catering, personnel expense, advertising and distribution costs, customer service expenses and aircraft maintenance. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses.

Despite the adverse effects a strengthening foreign currency may have on demand for U.S.-originating traffic, a strengthening of foreign currencies tends to increase reported revenue and operating income because the Company’s foreign currency-denominated operating revenue generally exceeds its foreign currency-denominated operating expense for each currency. Likewise, despite the favorable effects a weakening foreign currency may have on demand for U.S.-originating traffic, a weakening of foreign currencies tends to decrease reported revenue and operating income.

The Company’s biggest net foreign currency exposures in 2006 were typically for the Canadian dollar, Chinese renminbi, Australian dollar, British pound, Korean won, European euro, Hong Kong dollar and Japanese yen. The table below sets forth the Company’s net exposure to various currencies for 2006:

(In millions)	Operating revenue net of operating expense
Currency	Foreign Currency Value	USD Value
Canadian dollar	278	$245
Chinese renminbi	1,735	218
Australian dollar	163	122
British pound	54	98
Korean won	93,521	98
European euro	77	97
Hong Kong dollar	737	95
Japanese yen	8,459	72

At December 31, 2006, the Company did not have any foreign currency derivative instruments.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UAL Corporation
Elk Grove Township, Illinois

We have audited the accompanying statements of consolidated financial position of UAL Corporation and subsidiaries (the “Company”) as of December 31, 2006 (Successor Company balance sheet) and as of December 31, 2005 (Predecessor Company balance sheet), and the related statements of consolidated operations, consolidated stockholders’ equity (deficit), and consolidated cash flows for the Successor Company eleven months ended December 31, 2006 (Successor Company operations) and for the one month ended January 31, 2006 and for each of the two years in the period ended December 31, 2005 (Predecessor Company operations). Our audits also included the financial statement schedule of the Successor Company for the eleven months ended December 31, 2006 and the Predecessor Company for the one month January 31, 2006 and for each of the two years in the period ended December 31, 2005 as listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, on January 20, 2006, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on February 1, 2006. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of UAL Corporation and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the eleven month period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 2005 and the results of their operations and their cash flows for the one month period ended January 31, 2006 and for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such Successor Company financial statement schedule and Predecessor Company financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” which changed the method of accounting for share based payments and as discussed in Note 2 to the consolidated financial statements on December 31, 2006, the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R”, which changed the method of accounting for and the disclosures regarding pension and postretirement benefits.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 16, 2007

UAL Corporation and Subsidiary Companies
Statements of Consolidated Operations
(In millions, except per share amounts)

	Successor	Predecessor
	Period from	Period from
	February 1 to	January 1 to	Year Ended
	December 31,	January 31,	December 31,
	2006	2006	2005	2004
Operating revenues:
Passenger—United Airlines	$13,293	$1,074	$12,914	$12,542
Passenger—Regional Affiliates	2,697	204	2,429	1,931
Cargo	694	56	729	704
Other operating revenues	1,198	124	1,307	1,214
	17,882	1,458	17,379	16,391
Operating expenses:
Aircraft fuel	4,462	362	4,032	2,943
Salaries and related costs	3,909	358	4,027	5,006
Regional affiliates	2,596	228	2,746	2,425
Purchased services	1,595	134	1,524	1,462
Aircraft maintenance materials and outside repairs	929	80	881	747
Depreciation and amortization	820	68	856	874
Landing fees and other rent	801	75	915	964
Cost of third party sales	614	65	685	709
Aircraft rent	385	30	402	533
Commissions	291	24	305	305
Special operating items (Note 19)	(36)	—	18	—
Other operating expenses	1,017	86	1,207	1,277
	17,383	1,510	17,598	17,245
Earnings (loss) from operations	499	(52)	(219)	(854)
Other income (expense):
Interest expense	(728)	(42)	(482)	(449)
Interest income	243	6	38	25
Interest capitalized	15	—	(3)	1
Gain on sale of investments (Note 7)	—	—	—	158
Special non-operating items (Note 19)	—	—	—	5
Miscellaneous, net	14	—	87	(1)
	(456)	(36)	(360)	(261)
Earnings (loss) before reorganization items, income taxes and equity in earnings of affiliates	43	(88)	(579)	(1,115)
Reorganization items, net (Note 1)	—	22,934	(20,601)	(611)
Earnings (loss) before income taxes and equity in earnings of affiliates	43	22,846	(21,180)	(1,726)
Income tax expense	21	—	—	—
Earnings (loss) before equity in earnings of affiliates	22	22,846	(21,180)	(1,726)
Equity in earnings of affiliates, net of tax	3	5	4	5
Net income (loss)	$25	$22,851	$(21,176)	$(1,721)
Earnings (loss) per share, basic and diluted	$0.14	$196.61	$(182.29)	$(15.25)

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Statements of Consolidated Financial Position
(In millions, except shares)

	Successor	Predecessor
	At December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,832	$1,761
Restricted cash	341	643
Short-term investments	312	77
Receivables, less allowance for doubtful accounts (2006—$27; 2005—$23)	820	839
Prepaid fuel	283	258
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2006—$6; 2005—$66)	218	193
Deferred income taxes	122	—
Prepaid expenses and other	345	488
	6,273	4,259
Operating property and equipment:
Owned—
Flight equipment	8,958	13,443
Advances on flight equipment	103	128
Other property and equipment	1,441	3,837
	10,502	17,408
Less—Accumulated depreciation and amortization	(503)	(6,106)
	9,999	11,302
Capital leases—
Flight equipment	1,511	2,581
Other property and equipment	34	84
	1,545	2,665
Less—Accumulated amortization	(81)	(739)
	1,464	1,926
	11,463	13,228
Other assets:
Intangibles, less accumulated amortization (2006—$169; 2005—$218)	3,028	371
Goodwill	2,703	17
Aircraft lease deposits	539	477
Restricted cash	506	314
Investments	113	20
Prepaid rent	7	67
Other, net	737	589
	7,633	1,855
	$25,369	$19,342

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Statements of Consolidated Financial Position
(In millions, except shares)

	Successor	Predecessor
	At December 31,
	2006	2005
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Long-term debt maturing within one year (Note 11)	$1,687	$13
Advance ticket sales	1,669	1,575
Mileage Plus deferred revenue	1,111	681
Accrued salaries, wages and benefits	795	844
Advanced purchase of miles (Note 18)	681	679
Accounts payable	667	596
Fuel purchase commitments	283	258
Accrued interest	241	32
Current obligations under capital leases (Note 16)	110	20
Other	701	536
	7,945	5,234
Long-term debt (Note 11)	7,453	1,298
Long-term obligations under capital leases (Note 16)	1,350	102
Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,569	242
Postretirement benefit liability (Note 8)	1,955	1,932
Deferred income taxes	688	428
Deferred pension liability (Note 8)	130	95
Other	770	555
	6,112	3,252
Liabilities subject to compromise (Note 1)	—	35,016
Mandatorily convertible preferred securities (Note 13)	361	—
Commitments and contingent liabilities (Note 15)
Stockholders’ equity (deficit):
Predecessor Company preferred stock (Note 13)	—	—
Successor Company preferred stock (Note 13)	—	—
Predecessor Company ESOP preferred stock (Note 12)	—	—
Predecessor Company common stock at par, $0.01 par value; authorized 200,000,000 shares; outstanding 116,220,959 shares at December 31, 2005 (Note 3)	—	1
Successor Company common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 112,280,629 shares at December 31, 2006 (Note 3)	1	—
Additional capital invested	2,053	5,064
Retained earnings (deficit)	16	(29,122)
Predecessor Company stock held in treasury, at cost
Preferred, 10,213,519 depositary shares (Note 13)	—	(305)
Common, 16,121,446 shares	—	(1,162)
Successor Company stock held in treasury, at cost (Note 3)	(4)	—
Accumulated other comprehensive income (loss) (Note 10)	82	(36)
	2,148	(25,560)
	$25,369	$19,342

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Statements of Consolidated Cash Flows
(In millions)

	Successor	Predecessor
	Period from	Period from
	February 1 to	January 1 to	Year Ended
	December 31,	January 31,	December 31,
	2006	2006	2005	2004
Cash flows provided (used) by operating activities:
Net income (loss) before reorganization items	$25	$(83)	$(575)	$(1,110)
Adjustments to reconcile to net cash provided (used) by operating activities—
Depreciation and amortization	820	68	873	874
Mileage Plus deferred revenue	269	14	329	141
Share-based compensation	159	—	—	—
Postretirement benefit expense, net of contributions	76	(9)	(41)	(51)
Special items and debt discount amortization	47	—	18	—
Deferred income taxes	21	—	—	5
Pension expense (benefit), net of contributions	(4)	8	143	327
Gain on sale of investments	—	—	(2)	(158)
Amortization of deferred gains	—	(6)	(81)	(93)
Other operating activities	56	(1)	54	86
Changes in assets and liabilities—
Decrease (increase) in receivables	131	(88)	109	(19)
Decrease (increase) in other current assets	14	(24)	(75)	(25)
Increase (decrease) in accounts payable	40	19	(40)	101
Increase in advance ticket sales	4	109	214	31
Increase (decrease) in accrued liabilities and accrued aircraft rent	(257)	154	153	(10)
	1,401	161	1,079	99
Cash flows provided (used) by reorganization activities:
Reorganization items, net	—	22,934	(20,601)	(611)
Discharge of claims and liabilities	—	(24,628)	—	—
Revaluation of Mileage Plus frequent flyer deferred revenue	—	2,399	—	—
Revaluation of other assets and liabilities	—	(2,106)	—	—
Increase in aircraft rejection liability	—	—	2,898	333
Impairment on lease certificates	—	—	134	—
Increase (decrease) in other liabilities	—	37	120	(22)
Increase in non-aircraft claims accrual	—	429	1,220	—
Pension curtailment, settlement and employee claims	—	912	16,079	152
Loss on disposition of property	—	—	10	—
	—	(23)	(140)	(148)
Cash flows provided (used) by investing activities:
Additions to property and equipment	(332)	(30)	(470)	(267)
(Increase) decrease in restricted cash	313	(203)	(80)	(198)
(Increase) decrease in short-term investments	(237)	2	1	—
Decrease in segregated funds	200	—	—	—
Sale of MyPoints.com Inc.	56	—	—	—
Proceeds on disposition of property and equipment	40	(1)	330	21
Proceeds on sale of investments	—	—	4	218
Other, net	(52)	(6)	(76)	(70)
	(12)	(238)	(291)	(296)
Cash flows provided (used) by financing activities:
Proceeds from Credit Facility	2,961	—	—	—
Repayment of Credit Facility	(175)	—	—	—
Proceeds from DIP financing	—	—	310	513
Repayment of DIP financing	(1,157)	—	(16)	(313)
Repayment of other long-term debt	(664)	(24)	(285)	(180)
Principal payments under capital leases	(99)	(5)	(94)	(244)
Increase in deferred financing costs	(66)	(1)	(26)	(27)
Proceeds from exercise of stock options	10	—	—	—
Aircraft lease deposits, net	—	—	—	173
Other, net	2	—	1	6
	812	(30)	(110)	(72)
Increase (decrease) in cash and cash equivalents during the period	2,201	(130)	538	(417)
Cash and cash equivalents at beginning of period	1,631	1,761	1,223	1,640
Cash and cash equivalents at end of period	$3,832	$1,631	$1,761	$1,223

See accompanying Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies
Statements of Consolidated Stockholders’ Equity (Deficit)
(In millions)

					Accumulated
					Other
		Additional	Retained		Comprehensive
	Common	Capital	Earnings	Treasury	Income
	Stock	Invested	(Deficit)	Stock	(Loss)	Other	Total
Balance at December 31, 2003 (Predecessor Company)	$1	$5,066	$(6,225)	$(1,469)	$(3,288)	$(1)	$(5,916)
Net loss	—	—	(1,721)	—	—	—	(1,721)
Other comprehensive income (loss), net:
Unrealized gains on derivatives, net	—	—	—	—	3	—	3
Minimum pension liability adjustment	—	—	—	—	(45)	—	(45)
Total comprehensive income (loss), net	—	—	(1,721)	—	(42)	—	(1,763)
Other	—	(2)	—	2	(2)	1	(1)
Balance at December 31, 2004 (Predecessor Company)	1	5,064	(7,946)	(1,467)	(3,332)	—	(7,680)
Net loss	—	—	(21,176)	—	—	—	(21,176)
Other comprehensive income (loss), net:
Unrealized losses on derivatives, net	—	—	—	—	(3)	—	(3)
Minimum pension liability adjustment	—	—	—	—	3,299	—	3,299
Total comprehensive income (loss), net	—	—	(21,176)	—	3,296	—	(17,880)
Balance at December 31, 2005 (Predecessor Company)	1	5,064	(29,122)	(1,467)	(36)	—	(25,560)
Net loss before reorganization items—January 2006	—	—	(83)	—	—	—	(83)
Reorganization items—January 2006	—	—	(1,401)	—	—	—	(1,401)
Subtotal (Predecessor Company)	1	5,064	(30,606)	(1,467)	(36)	—	(27,044)
Fresh-start adjustments:
Unsecured claims and debt discharge	—	—	24,628	—	—	—	24,628
Valuation adjustments, net	—	—	(293)	—	—	—	(293)
Balance at January 31, 2006 (Predecessor Company)	1	5,064	(6,271)	(1,467)	(36)	—	(2,709)
Fresh-start adjustments:
Cancellation of Predecessor preferred and common stock	(1)	(5,064)	—	1,467	—	—	(3,598)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	6,271	—	36	—	6,307
Issuance of new equity interests in connection with emergence from Chapter 11	1	1,884	—	—	—	—	1,885
Balance at February 1, 2006 (Successor Company)	1	1,884	—	—	—	—	1,885
Net income from February 1, 2006 to December 31, 2006	—	—	25	—	—	—	25
Other comprehensive income (loss), net:
Unrealized loss on derivatives, net $3 of tax	—	—	—	—	(5)	—	(5)
Total comprehensive income, net	—	—	25	—	(5)	—	20
Adoption of SFAS 158, net $47 of tax	—	—	—	—	87	—	87
Preferred stock dividends	—	—	(9)	—	—	—	(9)
Share-based compensation	—	159	—	—	—	—	159
Proceeds from exercise of stock options	—	10	—	—	—	—	10
Treasury stock acquisitions	—	—	—	(4)	—	—	(4)
Balance at December 31, 2006 (Successor Company)	$1	$2,053	$16	$(4)	$82	$—	$2,148

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

As a result of the adoption of fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), the financial statements before February 1, 2006 are not comparable with the financial statements for periods on or after February 1, 2006. References to “Successor Company” refer to UAL on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor Company” refer to UAL before February 1, 2006. See Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting,” for further details.

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

The Plan of Reorganization generally provided for the full payment or reinstatement of allowed administrative claims, priority claims and secured claims, and the distribution of new equity and debt securities to the Debtors’ creditors and employees in satisfaction of allowed unsecured and deemed claims. The Plan of Reorganization contemplated UAL issuing up to 125 million shares of common stock (out of the one billion shares of new common stock authorized under its certificate of incorporation). The new common stock was listed on the NASDAQ National Market and began trading under the symbol “UAUA” on February 2, 2006. Ultimately, the distributions of common stock, subject to certain holdbacks as described in the Plan of Reorganization, will be as follows:

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

The Plan of Reorganization also provided for the issuance of the following securities:

•       5 million shares of 2% mandatorily convertible preferred stock issued to the Pension Benefit Guaranty Corporation (“PBGC”) shortly after the Effective Date;

•       Approximately $150 million in aggregate principal amount of 5% senior convertible notes issued to holders of certain municipal bonds shortly after the Effective Date;

•       $726 million in aggregate principal amount of 4.5% senior limited-subordination convertible notes issued in July 2006 to certain irrevocable trusts established for the benefit of certain employees (the “Limited-Subordination Notes”);

•       $500 million in aggregate principal amount of 6% senior notes issued to the PBGC shortly after the Effective Date; and

•       $500 million in aggregate principal amount of 8% senior contingent notes (in up to eight equal tranches of $62.5 million) issuable to the PBGC upon the satisfaction of certain contingencies.

Pursuant to the Company’s Plan of Reorganization, the Limited-Subordination Notes were required to be issued within 180 days of the Effective Date with a conversion price equal to 125% of the average closing price for the 60 consecutive trading days following February 1, 2006, and an interest rate established so the notes would trade at par upon issuance. In July 2006, the Company reached agreement with five of the seven eligible employee groups to modify the conversion price to instead be based upon the volume-weighted average price of the common stock over the two trading days ending on July 25, 2006, the date the notes were issued to the trusts. This modification resulted in a new conversion price of $34.84, rather than $46.86 which was the conversion price under the initial terms of the notes. Because the reduction in the conversion price resulted in a benefit to noteholders, the Company was able to issue the notes at an interest rate of 4.5%, which is a lower rate of interest than would have been required under the initial terms in order for the notes to trade at par upon issuance. The Company reached agreement with the two other employee groups to pay them cash totaling approximately $0.4 million rather than issuing additional notes of similar value. See Note 11, “Debt Obligations—Successor Company Debt,” for further information.

Pursuant to the Plan of Reorganization, UAL common stock, preferred stock and Trust Originated Preferred Securities issued before the Petition Date were canceled on the Effective Date, and no distribution was made to holders of those securities.

On the Effective Date, the Company secured access to $3.0 billion in secured exit financing (the “Credit Facility”) which consisted of a $2.45 billion term loan, a $350 million delayed draw term loan and a $200 million revolving credit line. On the Effective Date, the $2.45 billion term loan and the entire revolving credit line, consisting of $161 million in cash and $39 million of letters of credit, were drawn and used to repay the Debtor-In-Possession credit facility (the “DIP Financing”) and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, during the first quarter of 2006, the Company repaid the entire outstanding balance on the revolving credit line and accessed the $350 million delayed draw term loan. In February 2007, the Company prepaid $972 million of its Credit Facility debt and amended certain terms of the Credit Facility. For further details on the Credit Facility including the facility amendment and the prepayment, see Note 11, “Debt Obligations.”

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

(d)         Municipal Bond Litigation at DEN, JFK, SFO and LAX.   United is a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds that are issued by various local municipalities to build or improve airport and maintenance facilities. During 2003, the Company filed four complaints for declaratory judgment and corresponding motions for temporary restraining orders concerning United’s municipal bond obligations for facilities at Denver International Airport (“DEN”), John F. Kennedy International Airport (“JFK”), San Francisco International Airport (“SFO”) and Los Angeles International Airport (“LAX”). In each case, United sought clarification of its obligations to pay principal and interest under the applicable municipal bonds, and the protection of its rights concerning related airport lease agreements at the applicable airports. Final non-appealable court decisions have concluded that the SFO, JFK, and LAX agreements were financings, and not true leases. Even though the SFO and LAX obligations have been determined to be financings and not true leases, there remains an issue regarding the extent to which those financings are considered to have a security interest in the underlying leasehold or the value thereof, as agreements have secured interests as discussed in “Significant Matters Remaining to be Resolved in Chapter 11 Cases,” items (a) and (b). A final non-appealable court decision has concluded that United’s municipal bond obligations at DEN are a true lease.

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

In July 2006, the Bankruptcy Court held that the AUA is a self-contained agreement governing United’s use of O’Hare and providing the full consideration for that use. To realize the full value of United’s estate, the Bankruptcy Code allows United to assume the AUA free from obligations imposed under the separate bond payment agreements, notwithstanding the cross-default provisions. The time for the City of Chicago to appeal this ruling has expired.

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

(g)          URPBPA Appeal of Confirmation Order.   In January 2006, URPBPA filed a notice and brief supporting an appeal of the order confirming the Plan of Reorganization. In February 2006, United filed a motion to dismiss the appeal based on the substantial consummation of the Plan of Reorganization. In June 2006, the District Court dismissed URPBPA’s appeal for lack of ripeness. Subsequently, URPBPA filed a notice of appeal of the decision to the Court of Appeals. On October 25, 2006, the Court of Appeals reversed the District Court’s order dismissing for lack of ripeness URPBPA’s appeal of the confirmation order and remanded the case to the District Court with instructions to affirm the confirmation order. On December 4, 2006, the District Court entered an order affirming the confirmation order. As of January 23, 2007, URPBPA did not file a petition for writ of certiorari and thus this matter is effectively concluded.

Significant Matters Remaining to be Resolved in Chapter 11 Cases.   The following material matters remain to be resolved in the Bankruptcy Court or another court:

(a)          SFO Municipal Bond Secured Interest.   HSBC Bank Inc. (“HSBC”), as trustee for the 1997 municipal bonds related to SFO, filed a complaint against United asserting a security interest in United’s leasehold for portions of its maintenance base at SFO. Pursuant to Section 506(a) of the Bankruptcy Code, HSBC alleges that it is entitled to be paid the value of that security interest, which HSBC had claimed was as much as $257 million. HSBC and United went to trial in April 2006 and the Bankruptcy Court rejected as a matter of law HSBC’s $257 million claim. HSBC subsequently alleged that it was entitled to $154 million, or at a minimum, approximately $93 million. The parties tried the case and filed post-trial briefs which were heard by the Bankruptcy Court. In October 2006, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $27 million. After the Bankruptcy Court denied various post-trial motions, both parties have appealed to the District Court and those appeals are pending.

(b)         LAX Municipal Bond Secured Interest.   In addition, there is pending litigation before the Bankruptcy Court regarding the extent to which the LAX municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. Trial in this matter is scheduled for the week of April 11, 2007. The Company has recorded an obligation of $60 million at December 31, 2006 for this matter, which is the Company’s best estimate of the liability.

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

The PBGC, ALPA and URPBPA filed notices of appeal with the District Court. In February 2006, the District Court reversed and remanded the Bankruptcy Court’s termination order on the grounds that the matter was not a core proceeding in which it could issue a final order, but rather, could only issue proposed findings of fact and conclusions of law for consideration by the District Court. Upon remand and after the Bankruptcy Court made proposed findings of fact and conclusions of law and, in June 2006, the District Court entered an order approving the termination of the Pilot Plan. ALPA, URPBPA and PBGC each filed an appeal with the Court of Appeals. On October 25, 2006, the Court of Appeals affirmed the District Court’s order approving the termination of the Pilot Plan effective December 30, 2004. On November 6, 2006, ALPA filed a petition for rehearing in the Court of Appeals which motion has been denied. ALPA and URPBPA have filed petitions for writ of certiorari from the United States Supreme Court on the plan termination. The Supreme Court has yet to rule on such petitions. If the termination order was ultimately reversed on appeal, it could have a materially adverse effect on the Company’s financial performance, should such determination result in the reversal of the termination of one or more defined benefit pension plans.

(d)         Pilot Plan Non-Qualified Pension Benefits.   After the PBGC commenced its involuntary termination proceeding and sought a December 30, 2004 termination date, the Company suspended payment of non-qualified pension benefits under the Pilot Plan pending the setting of such a termination date. In the first quarter of 2005, the Bankruptcy Court required the Company to continue paying non-qualified pension benefits to retired pilots pending the outcome of the involuntary termination proceeding, notwithstanding the possibility that the Pilot Plan might be terminated retroactively to December 30, 2004. Then, on October 6, 2005, despite its oral ruling terminating the Pilot Plan, the Bankruptcy Court entered an order requiring the Company to continue paying non-qualified pension benefits until entry of a written order. However, United appealed that order and placed approximately $6 million necessary to pay non-qualified benefits for the month of October 2005 in a segregated account. Following the entry of the Bankruptcy Court’s termination order on October 28, 2005, United ceased paying non-qualified benefits. Subsequently, during the first quarter of 2006, the District Court dismissed the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order in light of its earlier decision reversing the Bankruptcy Court’s termination order. The Company filed a notice of appeal of the District Court’s ruling regarding the October 6, 2005 order to the Court of Appeals. On October 25, 2006, the Court of Appeals reversed the District Court’s order dismissing for lack of ripeness the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order and remanded the case with instructions to reverse the Bankruptcy Court’s order compelling payment of non-qualified benefits for October 2005 or later months. On November 6, 2006, ALPA filed a petition for rehearing on the Court of Appeals reversal of the October 6, 2005 order, which motion has been denied. ALPA and URPBPA have filed petitions for writ of certiorari from the Supreme Court. The Supreme Court has yet to rule on such petitions.

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

With respect to unsecured claims, once a claim is deemed to be valid, either through the Bankruptcy Court process or through other means, the claimant is entitled to a distribution of common stock in the Successor Company. Pursuant to the terms of the Plan of Reorganization, 115 million shares of common stock in the Successor Company have been authorized to be issued to satisfy valid unsecured claims. The Bankruptcy Court confirmed the Plan of Reorganization and established January 20, 2006 as the record date for purposes of establishing the persons that are claimholders of record to receive distributions. Approximately 108 million common shares have been issued and distributed to holders of valid unsecured claims between February 2, 2006, the first distribution date established in the Plan of Reorganization, and December 31, 2006. As of December 31, 2006, approximately 45,000 valid unsecured claims aggregating to approximately $29 billion in claim value had received those common shares to partially satisfy those claims. The approximately 7 million remaining shares are being held in reserve to satisfy all of the remaining disputed and undisputed unsecured claim values, once the remaining claim disputes are resolved.

The Company’s current estimate of the probable range of unsecured claims to be allowed by the Bankruptcy Court is between $29 billion and $30 billion. Differences between claim amounts filed and the Company’s estimates continue to be investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims will receive under the

Plan of Reorganization no more than their pro rata share of the distribution of the 115 million shares of common stock of the Successor Company, together with the previously-agreed issuance of certain securities.

With respect to valid administrative and priority claims, pursuant to the terms of the Plan of Reorganization these claims will be satisfied with cash. Many asserted administrative and priority claims still remain unpaid, and the Company will continue to settle claims and file objections with the Bankruptcy Court to eliminate or reduce such claims. An estimate of these claims was accrued by the Successor Company on the Effective Date based upon the best available evidence of amounts to be paid. However, it should be noted that the claims resolution process is uncertain and adjustments to claims estimates could result in material adjustments to the Successor Company’s financial statements in future periods. The most significant items included in the adjustments made to this accrual since the Effective Date are $36 million for special items associated with certain litigation, as discussed in Note 19, “Special Items.”  In addition, net accruals and adjustments of $29 million have been made which relate primarily to revisions of claim estimates for aircraft financings, tax matters and professional fees as a result of the receipt of new or revised information or the finalization of these matters.

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

The table below includes activity related to the administrative and priority claims and other bankruptcy-related claim reserves including reserves related to legal, professional and tax matters, among others, for the Successor Company for the eleven months ended December 31, 2006. These reserves are primarily classified in other current liabilities and other non-current liabilities in the Statements of Consolidated Financial Position based on the expected timing of resolution of these matters.

(In millions)
Balance at February 1, 2006	$583
Accruals	15
Accrual adjustments	(80)
Payments	(193)
Balance at December 31, 2006	$325

Financial Statement Presentation.   The Company has prepared the accompanying consolidated financial statements in accordance with SOP 90-7 and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

SOP 90-7 requires that the financial statements for periods after a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements as reorganization items, net. For the month ended January 31, 2006 and the years ended December 31, 2005 and 2004, the Predecessor Company recognized the following primarily non-cash reorganization income (expense) in its financial statements:

	Period from January 1 to 31,	Year Ended December 31,
(In millions)	2006	2005	2004
Discharge of claims and liabilities	$24,628	$—	$—	(a)
Revaluation of frequent flyer obligations	(2,399)	—	—	(b)
Revaluation of other assets and liabilities	2,106	—	—	(c)
Employee-related charges	(898)	(6,529)	(13	)(d)
Contract rejection charges	(429)	(523)	—	(e)
Professional fees	(47)	(230)	(160)
Pension-related charges	(14)	(8,925)	(152)	(f)
Aircraft claim charges	—	(3,005)	(341	)(g)
Municipal bond charges	—	(688)	—	(h)
Retiree-related charges	—	(652)	—	(i)
Impairment on lease certificates	—	(134)	—	(j)
Aircraft refinance adjustments	—	60	—	(j)
Other	(13)	25	55
	$22,934	$(20,601)	$(611)

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

(b)          The Company revalued its Mileage Plus Frequent Flyer Program (“Mileage Plus”) obligations at fair value as a result of fresh-start reporting, which resulted in a $2.4 billion non-cash reorganization charge.

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

(d)          In exchange for employees’ contributions to the successful reorganization of the Company, including agreeing to reductions in pay and benefits, the Company agreed in the Plan of Reorganization to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a portion of the value of cost savings provided by that group through reductions to pay and benefits as well as through certain work rule changes. The total value of this deemed claim was approximately $7.4 billion. As of December 31, 2005, the Company recorded a non-cash reorganization charge of $6.5 billion for the deemed claim amount for all union-represented employees. The remaining $0.9 billion associated with non-represented salaried and management employees was recorded as a reorganization charge in January 2006, upon confirmation of the Plan of Reorganization.

(e)           Contract rejection charges are non-cash costs that include estimated claim values resulting from the Company’s rejection or negotiated modification of certain contractual obligations such as executory contracts, unexpired leases and regional carrier contracts.

(f)             Upon termination and settlement of the Pension Plans, the Company recognized non-cash curtailment charges of $640 million and $152 million in 2005 and 2004, respectively, associated with actions taken by the PBGC to involuntarily terminate United Air Lines, Inc. Ground Employees’ Retirement Plan (the “Ground Employees Plan”), United Airlines Flight Attendant Defined Benefit Pension Plan (the “Flight Attendant Plan”) and United Airlines Management, Administrative and Public Contact Defined Benefit Pension Plan (“MAPC Plan”). The PBGC was appointed trustee for the Ground Employees Plan effective May 23, 2005 and the MAPC Plan and the Flight Attendant Plan effective June 30, 2005, assuming all rights and powers over the pension assets and obligations of each plan. Upon termination and settlement of these plans, the Company recognized non-cash net settlement losses of approximately $1.1 billion in 2005 in accordance with Statement of Financial Accounting Standards No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). Further, the Company recognized a non-cash charge of $7.2 billion related to a final settlement with the PBGC as a result of the termination of the defined benefit pension plans. In addition, the Company recognized a non-cash settlement loss in the amount of $10 million during 2005 for the termination of the non-qualified supplemental retirement plan for management employees who had benefits under the tax-qualified pension plan that could not be paid under the qualified plan due to Internal Revenue Code limitations.

(g)           Aircraft claim charges include the Company’s estimate of claims incurred as a result of the rejection of certain aircraft leases and return of aircraft as part of the bankruptcy process, together with certain claims resulting from the modification of other aircraft financings in bankruptcy.

(h)          Municipal bond obligations include the Company’s best estimate of unsecured claims incurred as a result of certain restructured municipal bond obligations, together with certain claims expected to result from the rejection and litigation of other municipal bond obligations. The ultimate disposition of several bond obligations, specifically SFO and LAX, remains subject to the uncertain outcome of pending litigation. In recognition of this and other claims contingencies which remain unresolved, the Company continues to withhold a portion of the equity distribution authorized by the Plan of Reorganization to unsecured creditors and other claimants. See “Claims Resolution Process” and “Significant Matters Remaining to be Resolved in Chapter 11 Cases,” above, for further details.

(i)             In 2004, the Company reached agreement with representatives of its retirees to modify medical and life insurance benefits for individuals who had retired from United before July of 2003, as provided under Section 1114 of the Bankruptcy Code (“retiree welfare benefit claims”). As a result, the Company proposed, as part of the approved Plan of Reorganization, a general unsecured claim for these changes to retiree benefits for each of the eligible individuals. The aggregate amount of retiree welfare benefit claims allowed by the Bankruptcy Court pursuant to these agreements and the Company’s confirmed Plan of Reorganization was approximately $652 million.

(j)              In accordance with the term sheets reached with the Public Debt Group, the Company agreed to cancel certain 1997-1 EETC certificates that were held by a related party. Accordingly, in 2005, the Company recorded a non-cash charge in the amount of $134 million for the principal and interest on such certificates. In addition, the Company recorded adjustments retroactively for aircraft rent and interest expense in the amount of $60 million to reflect the revised aircraft financing terms.

The Statements of Consolidated Financial Position distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise were reported at the amounts expected to be allowed by the Bankruptcy Court, even if they were settled for lesser amounts.

At December 31, 2005, the Company had Liabilities subject to compromise consisting of the following:

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

Fresh-Start Reporting.   Upon emergence from its Chapter 11 proceedings on February 1, 2006, the Company adopted fresh-start reporting in accordance with SOP 90-7. The Company’s emergence from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit. Accordingly, the Company’s consolidated financial statements on or after February 1, 2006 are not comparable to its pre-emergence consolidated financial statements because they are, in effect, those of a new entity. See the Company’s Statements of Consolidated Financial Position, below.

Fresh-start reporting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh-start reporting, the Company’s asset values are remeasured using fair value, and are allocated in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The excess of reorganization value over the fair value of net tangible and identifiable intangible assets and liabilities is recorded as goodwill in the accompanying Statements of Consolidated Financial Position. In addition, fresh-start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).

Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with SFAS 141, the preliminary allocation of the reorganization value was subject to additional adjustment within one year after emergence from bankruptcy to provide the Company with the time to complete the valuation of its assets and liabilities.

This adjustment allocation period ended January 31, 2007; see (c) “Revaluation of Assets and Liabilities,” below, for further information about adjustments recorded by the Company after the Effective Date.

To facilitate the calculation of the enterprise value of the Successor Company, the Company developed a set of financial projections. Based on these financial projections, the equity value was determined by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies; (ii) a review and analysis of several recent transactions of companies in similar industries to the Company; and (iii) a calculation of the present value of the future cash flows of the Company under its projections.

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

In accordance with SOP 90-7, the Company was required to adopt on February 1, 2006 all accounting guidance that was going to become effective within the subsequent twelve-month period. See Note 2(o), “Summary of Significant Accounting Policies—Adopted Accounting Pronouncements.”

The implementation of the Plan of Reorganization and the effects of the consummation of the transactions contemplated therein, which included settlement of various liabilities, issuance of certain securities, incurrence of new indebtedness, repayment of old indebtedness, and other cash payments and the adoption of fresh-start reporting in the Company’s Statements of Consolidated Financial Position are as follows:

		Fresh-Start Adjustments
(In millions, except shares)	Predecessor	(a) Settlement of Unsecured Claims	(b) Reinstatement of Liabilities	(c) Revaluation of Assets and Liabilities	Successor
Assets
Current assets:
Cash and cash equivalents	$1,631	$—	$—	$—	$1,631
Restricted cash	847	—	—	1	848
Short-term investments	75	—	—	—	75
Receivables, net	935	—	—	10	945
Prepaid fuel	280	—	—	—	280
Aircraft fuel, spare parts and supplies, net	195	—	—	(24)	171
Deferred income taxes	27	—	—	102	129
Prepaid expenses and other	499	—	—	105	604
	4,489	—	—	194	4,683
Operating property and equipment:
Owned—
Flight equipment	13,446	—	—	(4,842)	8,604
Advances on flight equipment	128	(25)	—	—	103
Other property and equipment	3,838	—	—	(2,545)	1,293
	17,412	(25)	—	(7,387)	10,000
Less—Accumulated depreciation and amortization	(6,158)	—	—	6,158	—
	11,254	(25)	—	(1,229)	10,000
Capital leases
Flight equipment	2,581	—	—	(1,145)	1,436
Other property and equipment	84	—	—	(69)	15
	2,665	—	—	(1,214)	1,451
Less—Accumulated amortization	(747)	—	—	747	—
	1,918	—	—	(467)	1,451
	13,172	(25)	—	(1,696)	11,451
Other assets:
Intangibles, net	350	—	—	2,842	3,192
Goodwill	17	14	—	2,734	2,765
Aircraft lease deposits	492	—	—	—	492
Restricted cash	315	—	—	—	315
Investments	25	—	—	87	112
Prepaid rent	66	—	—	(58)	8
Pension assets	10	—	—	(9)	1
Other, net	619	—	—	201	820
	1,894	14	—	5,797	7,705
Total assets	$19,555	$(11)	$—	$4,295	$23,839

		Fresh-Start Adjustments
(In millions, except shares)	Predecessor	(a) Settlement of Unsecured Claims	(b) Reinstatement of Liabilities	(c) Revaluation of Assets and Liabilities	Successor
Liabilities & Stockholders’ Equity (Deficit)
Current liabilities:
Long-term debt maturing within one year	$13	$—	$519	$—	$532
Advance ticket sales	1,679	—	—	(14)	1,665
Mileage Plus deferred revenue	709	—	—	356	1,065
Accrued salaries, wages and benefits	927	37	—	—	964
Advanced purchase of miles	686	—	—	—	686
Accounts payable	614	—	—	3	617
Fuel purchase commitments	280	—	—	—	280
Current obligations under capital leases	20	—	77	(5)	92
Other	617	90	546	(18)	1,235
	5,545	127	1,142	322	7,136
Long-term debt:
DIP Financing	1,157	—	—	—	1,157
Limited-Subordination Notes	—	708	—	—	708
Other	141	424	5,115	(143)	5,537
	1,298	1,132	5,115	(143)	7,402
Long-term obligations under capital leases	101	—	1,209	(35)	1,275
Other liabilities and deferred credits:
Mileage Plus deferred revenue	276	—	—	2,065	2,341
Postretirement benefit liability	1,918	—	—	66	1,984
Deferred income taxes	478	—	—	218	696
Deferred pension liability	95	—	—	29	124
Other	552	1	79	12	644
	3,319	1	79	2,390	5,789
Liabilities subject to compromise	36,336	(28,136)	(7,545)	(655)	—
Mandatorily convertible preferred stock	—	352	—	—	352
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—	—
ESOP preferred stock	—	—	—	—	—
Common stock at par	1	1	—	(1)	1
Additional capital invested	5,064	1,884	—	(5,064)	1,884
Retained earnings (deficit)	(30,606)	24,628	—	5,978	—
Stock held in treasury, at cost
Preferred, 10,213,519 depositary shares	(305)	—	—	305	—
Common, 16,121,446 shares	(1,162)	—	—	1,162	—
Accumulated other comprehensive income (loss)	(36)	—	—	36	—
	(27,044)	26,513	—	2,416	1,885
Total liabilities & stockholders’ equity (deficit)	$19,555	$(11)	$—	$4,295	$23,839

(a)           Settlement of Unsecured Claims. This column reflects a discharge of $28.1 billion of liabilities subject to compromise pursuant to the terms of the Plan of Reorganization. Along with other creditor and employee claims incurred through the bankruptcy proceedings (i.e., by the rejection of aircraft, executory contracts, etc.), discharged liabilities include claims related to termination of the Debtors’ defined benefit pension plans. Pursuant to the Plan of Reorganization, the unsecured creditors will receive 115 million common shares of the Successor Company in satisfaction of such claims, together with certain debt securities and preferred stock. The Company recorded a $24.6 billion non-cash reorganization gain on the discharge of unsecured claims net of newly-issued securities. See “Financial Statement Presentation,” above, and Note 11, “Debt Obligations,” for further details.

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

(c)           Revaluation of Assets and Liabilities. Fresh-start adjustments are made to reflect asset values at their estimated fair value and liabilities at estimated fair value or the present value of amounts to be paid, including:

•       Recognition of additional estimated fair value of $2.8 billion for international route authorities, airport slots, trade names and other separately-identifiable intangible assets,

•       Recognition of additional estimated fair value of $2.4 billion for the Mileage Plus frequent flyer obligation,

•       Adjustments of $1.3 billion to reduce the values of operating property and equipment, including owned assets and assets under capital leases, to their estimated fair market value,

•       Adjustments of $0.4 billion to reduce recorded flight equipment net book value as a result of refinancing certain aircraft from mortgage and capital lease financing to operating lease financing,

•       The elimination of the Predecessor Company’s equity accounts, and establishment of the opening equity of the Successor Company, and

•       Net changes in deferred tax assets and liabilities, together with other miscellaneous adjustments.

Additionally, goodwill of $2.8 billion was recorded upon our exit from bankruptcy to reflect the excess of the Successor Company’s reorganization value over the estimated fair value of net tangible and identifiable intangible assets and liabilities. In addition, deferred tax assets and liabilities were adjusted based upon additional information, including adjustments to fair value estimates of underlying assets and liabilities.

Post-Emergence Items.   Certain additional Successor Company material transactions occurred on or after February 2, 2006 and have been reflected in the accompanying Statements of Consolidated Financial Position as of December 31, 2006.

Release of Segregated Funds.   The Company reclassified $271 million for the release of cash previously restricted by a certain credit card processor. Additionally, $200 million of cash segregated for the payment of certain tax liabilities and recorded as other current assets before the Effective Date, was released and reclassified to unrestricted cash.

Goodwill.   During the eleven months ended December 31, 2006, goodwill was decreased by $62 million as a result of net adjustments to the valuation allowance for deferred tax assets. See Note 2(k), “Summary of Significant Accounting Policies—Intangibles,” for further information.

Credit Facility Financing Transactions.   On the Effective Date, the Company received $1.4 billion in net proceeds from the Credit Facility, consisting of borrowings of $2.6 billion under the Credit Facility which includes $161 million borrowed under the revolving credit facility, and the simultaneous repayment of the Company’s $1.2 billion DIP Financing. For further details, see Note 11, “Debt Obligations.”

Adjustments of Preconfirmation Contingencies.   The Company recorded its best estimates for certain preconfirmation contingent liabilities that were not resolved at the Effective Date. In accordance with AICPA Practice Bulletin 11, “Accounting for Preconfirmation Contingencies in Fresh-Start Reporting,” (“Practice Bulletin 11”), the Company has recorded the impact of revisions to these estimates in current results of operations. In 2006, the Company recorded a net benefit of $36 million to operating income from adjustments to its SFO and LAX municipal bond obligations and its pilot non-qualified pension plan obligations. These matters are discussed above and in Note 19, “Special Items.”  The net benefit of $36 million was classified as a Special item on the Company’s 2006 Statement of Consolidated Operations. The Company also recorded an additional $29 million net benefit in 2006, which was due to the resolution of numerous outstanding issues related primarily to the Company’s aircraft, professional fees and taxes subsequent to the Company’s emergence from bankruptcy.

(2) Summary of Significant Accounting Policies

(a)           Basis of Presentation—UAL is a holding company whose principal subsidiary is United. The consolidated financial statements include the accounts of UAL Corporation and all of its majority-owned affiliates. All significant intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Upon emergence from its Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with SOP 90-7 as of February 1, 2006. The Company’s emergence from reorganization resulted in a new reporting entity with no retained earnings or accumulated deficit as of February 1, 2006. Accordingly, the Company’s consolidated financial statements for periods before February 1, 2006 are not comparable to consolidated financial statements presented on or after February 1, 2006.

(b)          Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Estimates of the fair value of assets and liabilities were determined based on the Company’s best estimates as discussed in Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting,” above. These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

(c)           Airline Revenues—The value of unused passenger tickets and miscellaneous charge orders (“MCO’s”) are included in current liabilities as advance ticket sales. United records passenger ticket sales as operating revenues when the transportation is provided or when the ticket expires. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Fees charged in association with changes or extensions to nonrefundable tickets are recorded as passenger revenue at the time the fee is incurred. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company’s additional service to modify a previous order. Therefore, the pricing of the change fee and the initial customer order are separately determined and represent distinct earnings processes. Refundable tickets expire after one year. MCO’s are stored value documents that are either exchanged for a passenger ticket or refunded after issuance. United records an estimate of MCO’s that will not be exchanged or refunded as revenue ratably over the validity period based on historical results. Due to complex industry pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates both as to the timing of recognition and the amount of revenue to be recognized. These estimates are based on the evaluation of actual historical results. United recognizes cargo and mail revenue as service is provided.

(d)          Cash and Cash Equivalents, Short-Term Investments and Restricted Cash—Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Other investments are classified as short-term investments. Investments classified as held-to-maturity are stated at amortized cost, which approximates market due to their short-term maturities. Investments in debt securities classified as available-for-sale are stated at fair value. The gains or losses from sales of available-for-sale securities are included in interest income.

At December 31, 2006, the Successor Company’s investments in debt securities classified as held-to-maturity included $3.8 billion recorded in cash and cash equivalents and $312 million recorded in short-term investments. At December 31, 2005, the Predecessor Company’s investments in debt securities included $1.6 billion classified as held-to-maturity and recorded in cash and cash equivalents and $77 million classified as available-for-sale and recorded in short-term investments.

The Successor Company had $341 million classified as short-term restricted cash at December 31, 2006 while the Predecessor Company had $643 million in short-term restricted cash at December 31, 2005, representing security for workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. In addition, the Successor Company had $506 million, and the Predecessor Company had $314 million, in long-term restricted cash at December 31, 2006 and 2005, respectively. Financial and other institutions with which the Company conducts its business may require additional levels of security deposits or reserve holdbacks.

(e)           Aircraft Fuel, Spare Parts and Supplies—In accordance with fresh-start reporting, aircraft fuel, maintenance and operating supplies were revalued to estimated fair values on February 1, 2006. Flight equipment spare parts were also stated at estimated fair value at the Effective Date. The Company records fuel, maintenance, operating supplies, and aircraft spare parts at cost when acquired, and provides an obsolescence allowance for aircraft spare parts.

(f)             Operating Property and Equipment—Owned operating property and equipment, and equipment under capital leases, were stated at fair value as of February 1, 2006. The Company records additions to owned operating property and equipment at cost when acquired. Property under capital leases, and the related obligation for future lease payments, is recorded at an amount equal to the initial present value of those lease payments.

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

The Successor Company also elected to change its accounting policy as of the Effective Date from an incremental cost basis to a deferred revenue model, to measure its obligation for miles to be redeemed based upon the equivalent ticket value of similar fares on United or amounts paid to other Star Alliance partners, as applicable. For customer accounts which are inactive for a period of 36 consecutive months, it is United’s policy to cancel all miles contained in those accounts at the end of the 36 month period of inactivity. The Company recognizes revenue from the breakage of miles in such deactivated accounts by amortizing such breakage over the 36-month expiration period.

In early 2007, the Company announced that it will reduce the expiration period from 36 months to 18 months effective December 31, 2007. Additional future changes to program rules and program redemption opportunities can significantly alter customer behavior from historical patterns, which may result in material changes to the deferred revenue balance, as well as passenger revenues.

At December 31, 2006, the Successor Company had recorded deferred revenue for its frequent flyer program of $3.7 billion related to award travel, of which $1.1 billion was current. At December 31, 2005, the Predecessor Company had recorded deferred revenue totaling $923 million, of which $681 million was current.

See Note 18, “Advanced Purchase of Miles,” for additional information related to the Mileage Plus program.

(h)          Deferred Gains—Gains on aircraft sale and leaseback transactions are deferred and amortized over the terms of the related leases as a reduction of aircraft rent expense.

(i)             United Express—United has agreements under which independent regional carriers, flying under the United Express name, connect passengers to other United Express and/or United flights (the latter of whom we also refer to as “mainline” operations, to distinguish them from United Express regional operations). The vast majority of United Express flights are operated under capacity agreements, while a relatively smaller number are operated under prorate agreements.

United Express operating revenues and expenses are classified as “Passenger—Regional Affiliates” and “Regional affiliates,” respectively, on the attached Statements of Consolidated Operations, the latter includes both allocated and direct costs. Direct costs represent expenses that are specifically and exclusively related to United Express flying activities, such as capacity agreement payments, commissions, booking fees, fuel expenses and dedicated staffing. The capacity agreement payments are based on specific rates for various operating expenses of the United Express carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed per month. Allocated costs represent

United Express’s portion of shared expenses and include charges for items such as airport operating costs, reservation-related costs, credit card discount fees and facility rents. For each of these expense categories, the Company estimates United Express’s portion of total expense and allocates the applicable portion of expense to the United Express carrier.

United has the right to exclusively operate and direct the operations of these aircraft, and accordingly the minimum future lease payments for these United Express -operated aircraft are included in the Company’s lease obligations. See Note 9, “Segment Information” and Note 16, “Lease Obligations,” for additional information related to United Express.

The Company recognizes revenue as flown on a net basis for the United Express prorate carriers.

United has call options on 152 regional jet aircraft currently being operated by certain United Express carriers. Generally, these options are intended to allow United to secure control over regional jets used for United Express routes only when a United Express carrier contract is terminated early due to performance or safety issues, breach of codeshare limitations or is wrongfully terminated by the regional affiliate carrier. The options would allow United to have an alternative to replace capacity that was previously provided by a cancelled United Express contract. The conditions under which United can exercise these call options vary by contract, but include operational performance metrics and in some cases the financial standing of one or both of the parties. At December 31, 2006, none of the call options were exercisable.

(j)              Advertising—Advertising costs, which are included in other operating expenses, are expensed as incurred. Upon adoption of fresh-start reporting, the Company changed its accounting policy to record the Mileage Plus obligation using a deferred revenue model. Before emergence from bankruptcy, the Predecessor Company recorded both deferred revenue and advertising expense relating to Mileage Plus activity using an incremental cost method.

(k)          Intangibles—Goodwill represents the excess of the reorganization value of the Successor Company over the fair value of net tangible assets and identifiable intangible assets and liabilities resulting from the application of SOP 90-7. Identifiable intangible assets consist primarily of international route authorities, trade-names, the Mileage Plus customer database, airport slots and gates, certain favorable contracts, hubs, patents, and other items. Most airport slots, international route authorities and trade-names are indefinite-lived and, as such, are not amortized. Instead, these indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. The Mileage Plus customer database is amortized on an accelerated basis utilizing cash flows correlating to the expected attrition rate of the Mileage Plus database. The other customer relationships, which are included in “Contracts” in the table below, are amortized in a manner consistent with the timing and amount of revenues that the Company expects to generate from these customer relationships. All other definite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs. No impairments of goodwill or indefinite-lived assets have been identified since the Effective Date.

As discussed in Note 9, “Segment Information,” in 2006 the Company determined that it has two reportable segments that reflect the management of its business:  mainline and United Express. Prior to this determination, the Company’s reportable segments under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) included four geographic segments and UAL Loyalty Services, LLC (“ULS”).  At the Effective Date, the Company allocated goodwill to the Pacific, Latin America and ULS segments.

After determining the Company’s reportable segments were mainline and United Express, the Company reevaluated the goodwill allocation and determined that all goodwill was in the mainline segment. SFAS 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reportable segment to its carrying value. If the fair value of a reportable segment exceeds the carrying value of the net assets of the reportable segment, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of a reportable segment exceeds the fair value of the reportable segment, then the Company must perform the second step to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to such difference.

The Company assesses the fair value of the mainline segment considering both the market and income approaches. Under the market approach, the fair value of the reportable segment is based on a comparison of similar publicly traded companies. Under the income approach, the fair value of the reportable segment is based on the present value of estimated future cash flows. The income approach is dependent on a number of assumptions including estimates of future capacity, passenger yield, traffic, operating costs including jet fuel prices, appropriate discount rates and other relevant assumptions.

The following table presents information about the intangible assets of the Successor and Predecessor companies, including goodwill, at December 31, 2006 and 2005, respectively:

		Successor		Predecessor
	Weighted	2006		2005
(In millions)	Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Airport slots and gates	9 years	$72	$14	$32	$19
Hubs	20 years	145	7	—	—
Patents	3 years	70	21	—	—
Mileage Plus database	7 years	521	77	—	—
Contracts	13 years	216	48	—	—
Other	7 years	18	2	48	34
	10 years	$1,042	$169	80	53
Route authorities—Predecessor Company				509	165
				$589	$218
Unamortized intangible assets
Goodwill		$2,703		$17
Airport slots and gates		255		—
Route authorities		1,146		—
Trade-name		754		—
		$4,858		$17

The Company initially recorded goodwill of $2,756 million upon its exit from bankruptcy. During the eleven month period ended December 31, 2006, goodwill was decreased by $62 million due to Successor Company tax activity that impacted the deferred tax asset valuation allowance, and increased by $9 million due to net adjustments to the fair values of certain assets and liabilities, resulting in goodwill of $2,703 million at December 31, 2006. Total amortization expense recognized was approximately $1 million for the one month period ended January 31, 2006, $169 million for the eleven month period ended December 31, 2006 and $8 million for the year ended December 31, 2005. The Company expects to record amortization expense of $155 million, $92 million, $69 million, $64 million and $58 million for 2007, 2008, 2009, 2010 and 2011, respectively.

(l)             Measurement of Impairments—In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 142, the Company evaluates the carrying value of long-lived assets and intangible assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. An impairment charge is recognized when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value. At December 31, 2006, the Company had assets held-for-sale of $13 million. In 2006, the Company recorded an impairment charge of $5 million to decrease the carrying value of assets held-for-sale to their estimated fair value. See Note 19, “Special Items,” for information related to the 2005 impairment charge.

(m)      Share-Based Compensation—The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

Before the adoption of SFAS 123R, the Company accounted for these plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and disclosed the pro forma compensation expense as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”). No stock-based employee compensation cost for stock options is reflected in the Company’s financial statements for 2005 or 2004, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS 123, the Company would have reported its 2005 and 2004 net loss and loss per share as the pro forma amounts indicated below:

	Year Ended December 31
(In millions, except per share)	2005	2004
Net income (loss), as reported	$(21,176)	$(1,721)
Less: Total compensation expense determined under fair value method	(4)	(10)
Net loss, pro forma	$(21,180)	$(1,731)
Net loss per share:
Basic and Diluted—as reported	$(182.29)	$(15.25)
Basic and Diluted—pro forma	$(182.33)	$(15.34)

See Note 5, “Share-Based Compensation Plans,” for additional information.

(n)          Excise Taxes—Certain governmental taxes are imposed on United’s ticket sales through a fee included in ticket prices. United collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis (excluded from operating revenues).

(o)          Adopted Accounting Pronouncements—As discussed above, the Company adopted SFAS 123R effective January 1, 2006. In addition, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) in September 2006, which requires companies to recognize the overfunded or underfunded status of all defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. As part of the adoption of fresh-start reporting in accordance with SOP 90-7 as of February 1, 2006, the obligation for the Company’s defined benefit postretirement plans was recorded at fair value in the Company’s Statements of Consolidated Financial Position. See Note 8, “Retirement and Postretirement Plans,” for additional information regarding the impact of adoption of SFAS 158.

(p)          New Accounting Pronouncements—In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which modifies the accounting and disclosure associated with certain aspects of recognition and measurement related to accounting for income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The FASB proposed FASB Staff Position (“FSP”) No. 48-a,  “Definition of Settlement in FASB Interpretation No. 48,” that would provide additional guidance related to FIN 48. This FSP could be issued in early 2007 after the March 28, 2007 comment deadline. In light of the significance of this new accounting interpretation and pending issuance of the FSP, the Company has not yet determined the impact of the adoption of FIN 48 on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of SFAS 157 on its results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which provides guidance for the quantification and evaluation of materiality of financial statement misstatements. The Company applied the provisions of SAB No. 108 in the preparation of its financial statements for the year ended December 31, 2006. The adoption of this guidance did not impact the Company’s financial statements.

In November 2006, the FASB ratified EITF Issue No. 06-06, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). This standard amends EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and supersedes EITF Issue No. 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.”  This standard affects issuers that modify the terms of (or that exchange) convertible debt instruments that contain an embedded conversion option not accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and the testing criteria. This EITF applies to modifications (or exchanges) in interim or annual reporting periods beginning after November 29, 2006.

In November 2006, the FASB ratified EITF Issue No. 06-07, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” (“EITF 06-07”). EITF 06-07 affects convertible debt issuers with previously bifurcated conversion options that no longer require separate derivative accounting under SFAS 133. EITF 06-07 states that when a previously bifurcated conversion option no longer requires separate accounting, the issuer shall disclose (1) a description of the change causing the conversion option to no longer require bifurcation and (2) the amount of the derivative liability reclassified to shareholders’ equity. EITF 06-07 is effective for interim and annual periods beginning after December 15, 2006. The Company expects EITF 06-07 will not have a material impact on its consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement is effective for the Company as of January 1, 2008; however, early adoption is permitted. The Company has not determined the impact, if any, that adoption of this statement will have on its consolidated financial statements.

(q)          Tax Contingencies—In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company  has recorded reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Although it believes that the positions taken by the Company on previously filed tax returns are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company’s tax contingency reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions.

(3) Common Stockholders’ Equity

As a result the Plan of Reorganization becoming effective on February 1, 2006, the then-outstanding equity securities as well as the shares held in treasury of the Predecessor Company were canceled. New shares of UAL common stock began trading on the NASDAQ market on February 2, 2006 under the symbol “UAUA”. In accordance with the Plan of Reorganization, the Successor Company established the equity structure in the table below upon emergence.

Party of Interest	Shares of Successor Company Common Stock
General unsecured creditors and employees	115,000,000
Management equity incentive plan (“MEIP”)	9,825,000
Director equity incentive plan (“DEIP”)	175,000
125,000,000

Pursuant to the Plan of Reorganization, on February 2, 2006 the Successor Company began distributing portions of the total 125 million shares of new common stock to certain general unsecured creditors and employees and certain management employees and non-employee directors. The remaining undistributed shares will be distributed periodically to employees and holders of previously allowed claims and disputed claims that are pending final resolution, as well as to certain management employees and non-employee directors of the Successor Company who may receive awards under stock compensation plans. All treasury shares were MEIP shares acquired either for tax withholding obligations or as consideration under an employment agreement. Forfeited MEIP shares or MEIP shares that are settled for cash or stock are automatically available again for issuance under the MEIP. For further details, see Note 4, “Per Share Amounts” and Note 5, “Share-Based Compensation Plans.”

Changes in the number of shares of UAL common stock outstanding during the eleven month period ended December 31, 2006, the one month period ended January 31, 2006 and the years ended December 31, 2005 and 2004 were as follows:

	Successor	Predecessor
	Period from	Period from
	February 1 to	January 1 to	Year Ended
	December 31,	January 31,	December 31,
	2006	2006	2005	2004
Shares outstanding at beginning of period	116,220,959	116,220,959	116,220,959	110,415,179
Cancellation of Predecessor Company stock	(116,220,959)	—	—	—
Issuance of Successor Company stock to creditors	108,347,814	—	—	—
Issuance of Successor Company stock to employees	4,240,526	—	—	—
Issuance of Successor Company stock to directors	100,000	—	—	—
Forfeiture of non-vested Successor Company stock	(270,934)	—	—	—
Shares issued from treasury under compensation arrangements	—	—	—	21,078
Shares acquired for treasury	(136,777)	—	—	(59,483)
Conversion of ESOP preferred stock	—	—	—	5,844,194
Other	—	—	—	(9)
Shares outstanding at end of period	112,280,629	116,220,959	116,220,959	116,220,959

(4) Per Share Amounts

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), basic per share amounts were computed by dividing earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding. Approximately 7 million shares remaining to be issued to unsecured creditors and employees under the Plan of Reorganization are included in outstanding basic shares as the necessary conditions for issuance have been satisfied. The table below represents the reconciliation of the basic earnings per share to diluted earnings per share.

	Successor	Predecessor
	Period from February 1 to December 31,	Period from January 1 to January 31,	Year Ended December 31,
(In millions, except per share)	2006	2006	2005	2004
Basic earnings per share:
Net income (loss)	$25	$22,851	$(21,176)	$(1,721)
Preferred stock dividend requirements	(9)	(1)	(10)	(10)
Earnings (loss) available to common stockholders	$16	$22,850	$(21,186)	$(1,731)
Basic weighted-average shares outstanding	115.5	116.2	116.2	113.5
Earnings (loss) per share, basic	$0.14	$196.61	$(182.29)	$(15.25)
Diluted earnings per share:
Earnings (loss) available to common stockholders	$16	$22,850	$(21,186)	$(1,731)
Basic weighted-average shares outstanding	115.5	116.2	116.2	113.5
Effect of non-vested restricted shares	0.7	—	—	—
Diluted weighted-average shares outstanding	116.2	116.2	116.2	113.5
Earnings (loss) per share, diluted	$0.14	$196.61	$(182.29)	$(15.25)

In accordance with SFAS 128, no potential common share is included in the diluted per share computation if it is antidilutive. When an entity reports a loss available for common shareholders, the effect of including potential common shares is antidilutive. Accordingly, the Company did not include any potential common shares in the diluted earnings per share computations for the periods that resulted in a loss. For the eleven month period ended December 31, 2006, the one month period ended January 31, 2006 and the years ended December 31, 2005 and 2004, the Company did not include 5 million, 9 million, 9 million and 10 million of outstanding stock options, respectively, in the diluted per share computation as they were antidilutive during those periods based on application of the treasury stock method. In addition, for the eleven months ended December 31, 2006, the Company did not include 21 million of potential common shares related to the Limited-Subordination Notes, 11 million of potential common shares related to the preferred securities or 3 million of potential common shares related to the 5% convertible notes in the diluted per share computation as they were determined to be antidilutive.

(5) Share-Based Compensation Plans

See Note 2(m), “Share-Based Compensation,” for information regarding the Company’s adoption of SFAS 123R effective January 1, 2006, and pro forma compensation expense for 2005 and 2004.

Predecessor Company—As of January 31, 2006, a total of 9 million stock options were outstanding. The Company did not issue any stock-based awards during 2005 or 2004. Under the Company’s Plan of Reorganization, these stock options were canceled on the Effective Date. No material share-based compensation expense was incurred as a result of these outstanding options for the month of January 2006.

Successor Company—As part of the Plan of Reorganization and as described in more detail below, the Bankruptcy Court approved the Company’s share-based compensation plans known as the MEIP and the DEIP which became effective on February 1, 2006. The following table summarizes the number of awards authorized, issued and available for future grants under each plan as of December 31, 2006:

	MEIP	DEIP	Total
Authorized	9,825,000	175,000	10,000,000
Granted	(9,931,650)	(100,000)	(10,031,650)
Cancelled awards available for reissuance	1,028,186	—	1,028,186
Available for future grants	921,536	75,000	996,536

The Successor Company recognized share-based compensation expense for each plan during the eleven months ended December 31, 2006 as follows:

(In millions)	Period from February 1 to December 31, 2006
MEIP restricted stock	$84
MEIP stock options	72
DEIP unrestricted stock	3
Total	$159

During the second quarter of 2006, the Company revised its initial estimated award forfeiture rate of 7.5% to 15% based upon actual attrition. As a result, the share-based compensation expense was reduced by approximately $7 million for the eleven month period ended December 31, 2006.

As of December 31, 2006, approximately $80 million of total unrecognized costs related to nonvested shares are expected to be recognized over the remaining weighted-average period of 3.1 years. Approximately $45 million is expected to be recognized in 2007.

Management Equity Incentive Plan.   The Human Resources Subcommittee of the UAL Board of Directors (the “HR Subcommittee”) is authorized under the plan to grant equity-based and other performance-based awards (“Award(s)”) to executive officers and other key management employees of the Company and its subsidiaries.

All executive officers and other key management employees of the Company and its subsidiaries are eligible to become participants in the MEIP. The HR Subcommittee will select from time to time, from among all eligible individuals, the persons who will be granted an Award. The MEIP authorizes the HR Subcommittee to grant any of a variety of incentive Awards to participants, including the following:

•       stock options, including both tax qualified and non-qualified options,

•       stock appreciation rights, which provide the participant the right to receive the excess (if any) of the fair market value of a specified number of shares of common stock at the time of exercise over the grant price of the stock appreciation right,

•       stock awards to be granted at no cost to the participant, including grants in the form of (i) an immediate transfer of shares which are subject to forfeiture and certain transfer restrictions (“Restricted Stock”); and (ii) an immediate transfer of shares which are not subject to forfeiture or a deferred transfer of shares if and when the conditions specified by the HR Subcommittee are met (“Unrestricted Stock”), and

•       performance-based awards, in which the HR Subcommittee may grant a stock award that will entitle the holder to receive a specified number of shares of common stock, or the cash value thereof, if certain performance goals are met.

The shares may be issued from authorized and unissued shares of common stock or from the Company’s treasury stock. The exercise price for each underlying share of common stock under all options and stock appreciation rights awarded under the MEIP will not be less than the fair market value of a share of common stock on the date of grant or as otherwise determined by the HR Subcommittee.

The table below summarizes stock option activity pursuant to the Company’s MEIP stock options for the period February 1 through December 31, 2006:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	—	—	—	$—
Granted	5,979,812	$35.13
Exercised	(288,688)	34.94
Cancelled	(626,452)	35.25
Outstanding at end of period	5,064,672	35.13	9.1	$45
Vested or expected to vest at end of period	4,794,152	35.15	9.1	$42
Vested at end of period	821,083	35.38	9.1	7

The weighted-average fair value of options granted for the period February 1, 2006 to December 31, 2006, was determined to be $21.37 based on the following assumptions:

Risk-free interest rate	4.4-5.1%
Dividend yield	0%
Expected market price volatility of our common stock	55-57%
Expected life of options (years)	5.0-6.2

The fair value of options was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on the Company’s common stock is assumed to be zero since it does not pay dividends and has no current plans to do so in the future.

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

The table below summarizes Restricted Stock activity for the period February 1 through December 31, 2006:

		Weighted-
		Average
	Restricted Stock	Grant Price
Nonvested at beginning of period	—	—
Granted	3,951,838	$36.78
Vested	(837,317)	36.95
Cancelled	(401,734)	36.95
Nonvested at end of period	2,712,787	36.71

Under SFAS 123R, the fair value of the Restricted Stock awards was based upon the volume weighted-average share price on the date of grant. The Restricted Stock awards typically vest over four years, except for awards to retirement-eligible employees, which are considered vested at the grant date. Approximately 2.5  million of the 2.7 million nonvested restricted stock awards at December 31, 2006 are expected to vest.

Director Equity Incentive Plan.   The Nominating/Governance Committee of the Board of Directors (the “Governance Committee”) is authorized to grant equity-based awards to non-employee directors of the Company under the plan. The DEIP authorizes the Governance Committee to grant any of a variety of incentive awards to participants, including the following:

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

The shares may be issued from authorized and unissued shares of common stock or from the Company’s treasury stock. The exercise price for each underlying share of common stock under all options and stock appreciation rights awarded under the DEIP will not be less than the fair market value of a share of common stock on the date of grant. Each option granted under the DEIP will generally expire 10 years after its date of grant. The 100,000 unrestricted shares issued under the DEIP in the eleven month period ended December 31, 2006 immediately vested on their respective grant dates.

(6) Income Taxes

In 2006 and 2005, UAL incurred both a regular tax loss and an alternative minimum tax (“AMT”) loss. The primary differences between its regular tax loss and AMT loss were certain depreciation adjustments and preferences.

The significant components of the deferred income tax provision (credit) are as follows:

	Successor	Predecessor
	Period from February 1 to December 31,	Period from January 1 to January 31,	Year Ended December 31,
(In millions)	2006	2006	2005	2004
Deferred tax provision (exclusive of the other components listed below)	$21	$8,488	$(7,830)	$(640)
Increase (decrease) in the valuation allowance for deferred tax assets	—	(8,488)	7,830	640
	$21	$—	$—	$—

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

	Successor	Predecessor
	Period from February 1 to December 31,	Period from January 1 to January 31,	Year Ended December 31,
(In millions)	2006	2006	2005	2004
Income tax provision at statutory rate	$15	$7,998	$(7,410)	$(602)
State income taxes, net of federal income tax benefit	1	423	(416)	(28)
Nondeductible employee meals	9	1	11	9
Medicare Part D Subsidy	(12)	(2)	(17)	—
Valuation allowance	—	(8,488)	7,830	640
Share-based compensation	5	—	—	—
Other, net	3	68	2	(19)
	$21	$—	$—	$—

Temporary differences and carry forwards that give rise to a significant portion of deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	Successor		Predecessor
	December 31, 2006		December 31, 2005
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
(In millions)	Assets	Liabilities	Assets	Liabilities
Employee benefits, including postretirement, medical and ESOP	$ 1,416	$ —	$ 5,471	$ 29
Depreciation, capitalized interest and other	—	3,139	—	3,434
Federal and state net operating loss carry forwards	2,709	—	2,688	—
Mileage Plus deferred revenue	1,242	—	47	—
Gains on sale and leasebacks	—	9	69	—
Aircraft rent	—	46	525	—
AMT credit carry forwards	291	—	294	—
Intangibles	—	964	19	—
Restructuring charges	223	—	4,482	—
Other	1,802	1,843	1,522	1,483
Less: Valuation allowance	(2,248)	—	(10,618)	—
	$ 5,435	$ 6,001	$ 4,499	$ 4,946

As a result of the Company’s emergence from bankruptcy, the Company has an unrealized tax benefit of $782 million at December 31, 2006, resulting from an excess tax deduction of $2.1 billion. The excess tax deduction represents the difference between the total tax deduction available, which is equal to the fair value of the common stock issued to certain unsecured creditors and employees pursuant to the Plan of Reorganization, and the amount of the deduction attributable to the amount expensed, which is the value of the stock determined in the Plan of Reorganization. The Company has accounted for the excess tax deduction by analogy to SFAS 123R and will recognize this deduction when it is realized as a reduction of taxes payable.

At December 31, 2006, UAL Corporation and its subsidiaries had $291 million of federal AMT credits. Additionally, the Company has $2.4 billion of federal tax benefits and $271 million of state tax benefits, relating to net operating losses which may be carried forward to reduce the tax liabilities of future years. This tax benefit is mostly attributable to federal NOL carry forwards of $7.0 billion. If not utilized, the federal tax benefits of $1.1 billion expire in 2022, $0.4 billion expire in 2023, $0.5 billion expire in 2024 and $0.4 billion expire in 2025. In addition, the state tax benefit, if not utilized, expires over a five to twenty year period.

At December 31, 2006, the federal and state net operating loss (“NOL”) carry forward was reduced by discharge of indebtedness income of $1.3 billion resulting from bankruptcy-related negotiations. At this time, the Company does not believe that the limitations imposed by the Internal Revenue Code on the usage of the NOL carry forward and other tax attributes following an ownership change will have an effect on the Company.  Therefore, the Company does not believe its exit from bankruptcy has had any material impact on the utilization of its remaining NOL carry forward and other tax attributes.

The Company’s management assesses the realizability of its deferred tax assets, and records a valuation allowance for the deferred tax assets when it is more likely than not that a portion, or all of the deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. As such, the Company has a valuation allowance against its deferred tax assets as of December 31, 2006 and 2005, to reflect management’s assessment regarding the realizability of the deferred tax assets. The Company expects to continue to maintain a valuation allowance on deferred tax assets until other positive evidence is sufficient to justify realization. With the adoption of fresh-start reporting, a valuation allowance of $2,310 million was established which, if reversed in future periods, will be allocated to reduce goodwill and then other intangible assets.

(7) Investments

The Company had cost method investments of $91 million and $5 million at December 31, 2006 and 2005, respectively. The Company revalued its investments to their estimated fair values as of the Effective Date in accordance with SOP 90-7. Since that time, there have been no triggering events that required the Company to evaluate any of these investments for impairment.

On September 29, 2004, Cendant and Orbitz announced their planned merger. Cendant offered to acquire all of the outstanding common stock of Orbitz for cash. The Company entered into a stockholder agreement to tender its shares. After Bankruptcy Court approval, United tendered all of its shares in Orbitz for $185 million in cash, resulting in a gain of $158 million.

(8) Retirement and Postretirement Plans

Historically, the Company has maintained various retirement plans, both defined benefit (qualified and non-qualified) and defined contribution, which have covered substantially all employees. The Company also has provided certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees reflected as “Other Benefits” in the tables below. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

Upon emergence from bankruptcy on February 1, 2006, the Company completed a revaluation of the postretirement liabilities resulting in a reduction of the net accumulated benefit obligation of approximately $28 million. In accordance with SOP 90-7 upon emergence, the Company also accelerated the recognition of net unrecognized actuarial gains and losses, prior service costs and transition obligation pertaining to its foreign pension plans and postretirement plans upon emergence, and recorded a reorganization expense thereon. The unrecognized costs as of January 31, 2006 that were recognized as part of fresh-start reporting are reported in the table below.

With the termination of the Company’s domestic defined benefit retirement plans, the Company has reached agreements with all of its employee groups to implement replacement plans, largely defined contribution plans. See “Defined Contribution Plans,” below, for further information.

On December 30, 2004, the PBGC filed a complaint against the Company in the District Court to seek the involuntary termination of the Pilot Plan, with benefit accruals terminated effective December 30, 2004. The Company recorded a $152 million curtailment charge in the fourth quarter of 2004 relating to the PBGC’s involuntary termination action and reclassified the associated pension obligations of $2.5 billion to Liabilities subject to compromise.

In April 2005, United and the PBGC entered into a global settlement agreement which provided for the settlement and compromise of various disputes and controversies with respect to these pension plans. In May 2005, the Bankruptcy Court approved the settlement agreement, including modifications requested by certain creditors.

The PBGC assumed responsibility for the assets of the Ground Plan effective May 23, 2005 (with a termination date of March 11, 2005), the Flight Attendant and the MAPC Plans effective June 30, 2005 and the Pilot Plan effective October 26, 2005, and the Company has no further duties or rights with respect to these plans. On March 17, 2006, the Bankruptcy Court ruled that the Company’s obligations regarding non-qualified benefits that were earned under the Pilot Plan ceased on January 31, 2006. See Note 1, “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases,” items (c) and (d), for further details on Plan termination matters still pending in litigation. In 2005, the Company recorded an additional $640 million in curtailment charges related to these Pension Plans and reclassified an additional $1.9 billion of pension obligations to Liabilities subject to compromise. The Company also recorded approximately $7.2 billion of PBGC allowable claims in Liabilities subject to compromise in accordance with the confirmed Plan of Reorganization. In addition, the Company recognized net settlement losses of approximately $1.1 billion in 2005 in accordance with SFAS 88.

As part of fresh-start reporting, the Company also adjusted its remaining retirement plan obligations to fair value. See Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting,” for more information.

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the Statements of Consolidated Financial Position for the defined benefit and other postretirement plans (“Other Benefits”) as of December 31 (utilizing a measurement date of December 31):

	Pension Benefits			Other Benefits
	Successor	Predecessor		Successor	Predecessor
(In millions)	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	Year Ended December 31, 2005	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	Year Ended December 31, 2005
Change in Benefit Obligation
Benefit obligation at beginning of period	$ 247	$ 241	$ 13,618	$ 2,223	$ 2,256	$ 2,401
Service cost	9	1	79	33	3	42
Interest cost	8	1	464	116	11	131
Plan participants’ contributions	1	—	1	52	4	46
Amendments	—	—	—	—	—	(16)
Actuarial (gain) loss	(9)	2	706	(123)	(32)	(136)
Curtailments	—	—	(450)	—	—	—
Foreign currency exchange rate changes	8	3	(26)	—	—	—
Termination of domestic benefit plans	—	-—	(13,580)	—	—	—
Federal subsidy	—	—	—	9	—	—
Gross benefits paid	(13)	(1)	(571)	(194)	(19)	(212)
Benefit obligation at end of period	$ 251	$ 247	$ 241	$ 2,116	$ 2,223	$ 2,256
Change in Plan Assets
Fair value of plan assets at beginning of period	$ 136	$ 132	$ 7,213	$ 116	$ 116	$ 117
Actual return on plan assets	12	2	168	3	1	5
Employer contributions	11	1	61	77	14	160
Plan participants’ contributions	1	—	1	52	4	46
Foreign currency exchange rate changes	5	2	(9)	—	—	—
Expected transfer out	—	—	(3)	—	—	—
Termination of domestic benefits plans	—	—	(6,728)	—	—	—
Benefits paid	(13)	(1)	(571)	(194)	(19)	(212)
Fair value of plan assets at end of period	$ 152	$ 136	$ 132	$ 54	$ 116	$ 116
Funded status	$ (99)	$ (111)	$ (109)	$ (2,062)	$ (2,107)	$ (2,140)
Unrecognized actuarial (gains) losses	(a)	43	38	(a)	1,600	1,640
Unrecognized prior service costs	(a)	1	1	(a)	(1,531)	(1,544)
Unrecognized net transition obligation	(a)	3	4	(a)	—	—
Net amount recognized	$ (99)	$ (64)	$ (66)	$ (2,062)	$ (2,038)	$ (2,044)

(a)              Amounts are not applicable due to the adoption of SFAS 158, which only permits prospective adoption and eliminates the accounting requirements for the recognition of additional minimum liability and intangible assets.

	Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor
	Year Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005
Amounts recognized in the Statements of Consolidated Financial Position consist of:
Prepaid (accrued) benefit cost	$ —	$ (66)	$ —	$ (2,044)
Non-current asset	31	(a)	—	(a)
Current liability	—	(a)	(107)	(a)
Non-current liability	(130)	(a)	(1,955)	(a)
Additional minimum liability	(a)	(16)	(a)	—
Intangible asset	(a)	4	(a)	—
Accumulated other comprehensive income	(a)	12	(a)	—
Net amount recognized	$ (99)	$ (66)	$ (2,062)	$ (2,044)
Amounts recognized in Accumulated Other
Comprehensive Income consist of:
Net actuarial gain	$ 13	(a)	$ 120	(a)
Increase (decrease) in minimum liability	(a)	$ (3,456)	(a)	—

(a)           Amounts are not applicable due to the adoption of SFAS 158, which only permits prospective adoption and  eliminates the accounting requirements for the recognition of additional minimum liability and intangible assets. Amounts recognized as of December 31, 2005 represent the net of current and non-current plan assets and obligations.

The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets:

	December 31
(In millions)	2006	2005
Projected benefit obligation	$ 231	$ 214
Accumulated benefit obligation	189	183
Fair value of plan assets	100	83

The net periodic benefit cost included the following components:

	Successor	Predecessor
(In millions)	Period from February 1 to December 31,	Period from January 1 to January 31,	Year Ended December 31,
Pension Benefits	2006	2006	2005	2004
Service cost	$ 9	$ 1	$ 79	$ 242
Interest cost	8	1	464	789
Expected return on plan assets	(8)	(1)	(392)	(710)
Amortization of prior service cost including transition obligation	—	—	21	85
Curtailment charge	—	—	640	152
Settlement losses, net	—	—	1,067	—
Recognized actuarial loss	—	—	100	93
Net periodic benefit costs	$ 9	$ 1	$ 1,979	$ 651

	Successor	Predecessor
(In millions)	Period from February 1 to December 31,	Period from January 1 to January 31,	Year Ended December 31,
Other Benefits	2006	2006	2005	2004
Service cost	$ 33	$ 3	$ 42	$ 42
Interest cost	116	11	131	151
Expected return on plan assets	(6)	(1)	(9)	(9)
Amortization of prior service cost including transition obligation	—	(13)	(149)	(125)
Recognized actuarial loss	—	8	93	89
Net periodic benefit costs	$ 143	$ 8	$ 108	$ 148

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 for actuarial gains are $1 million for pension plans and $8 million for other postretirement plans.

The assumptions below are based on country-specific bond yields and other economic data, which changed significantly as a result of the termination of several of the Company sponsored pension plans in 2005. The weighted-average assumptions used for the benefit plans were as follows:

	Pension Benefits			Other Benefits
	At January 31,	At December 31,		At January 31,	At December 31,
	2006	2006	2005	2006	2006	2004
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.63%	3.88%	3.56%	5.84%	5.93%	5.68%
Rate of compensation increase	2.50%	3.15%	3.43%	—	—	—

	Period from January 1 to January 31, 2006	Period from February 1 to December 31, 2006	Year Ended December 31, 2005	Period from January 1 to January 31, 2006	Period from February 1 to December 31, 2006	Year Ended December 31, 2004
Weighted-average assumptions used to determine net expense
Discount rate	3.56%	3.63%	5.77%	5.68%	5.84%	5.83%
Expected return on plan assets	6.49%	6.49%	8.94%	8.00%	8.00%	8.00%
Rate of compensation increase	2.47%	2.50%	3.43%	—	—	—

The expected return on plan assets is based on an evaluation of the historical behavior of the broad financial markets and the Company’s investment portfolio, taking into consideration input from the plans’ investment consultant and actuary regarding expected long-term market conditions and investment management performance.

	2006	2005
Health care cost trend rate assumed for next year	8.50%	9.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2011)	4.50%	4.50%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care trend rate for the January 2006 Predecessor period would have increased (decreased) aggregate service cost and interest cost, by $1 million and $(1) million, respectively. A 1% change in the assumed health care trend rate for the Successor Company would have the following additional effects:

(In millions)	1% Increase	1% Decrease
Effect on total service and interest cost for the eleven months ended December 31, 2006	$16	$(13)
Effect on postretirement benefit obligation at December 31, 2006	$202	$(175)

The weighted-average asset allocations for the plans at December 31, 2006 and 2005, by asset category are as follows:

	Pension Assets		Other Benefit Assets
	at December 31		at December 31
Asset Category	2006	2005	2006	2005
Equity securities	71%	62%	—%	—%
Fixed income	28	33	100	100
Other	1	5	—	—
Total	100%	100%	100%	100%

The Company believes that the long-term asset allocations on average will approximate the targeted allocations and regularly reviews the actual asset allocations to periodically rebalance the investments to the targeted allocations when appropriate. The target asset allocations are established with the objective of achieving the plans’ expected return on assets without undue investment risk.

Expected 2007 contributions are $14 million for the pension plans and $173 million for the other postretirement benefit plans. The following benefit payments are expected to be made in future years for the Company’s retirement plans:

(In millions)	Pension	Other Benefits	Other Benefits— subsidy receipts
2007	$9	$174	$(13)
2008	10	175	(15)
2009	10	176	(16)
2010	11	175	(18)
2011	11	175	(20)
Years 2012-2016	$62	$838	$(129)

The following table illustrates the incremental effect of applying SFAS 158 on individual line items in the Statements of Consolidated Financial Position at December 31, 2006:

(In millions)	Before Application	Increase/ (Decrease)	After Application
Non-current assets	$27	$4	$31
Non-current pension benefit liability	2,215	(130)	2,085
Deferred income taxes	—	47	47
Accumulated other comprehensive income	—	87	87

Defined Contribution Plans

In place of the domestic defined benefit pension plans that were terminated during bankruptcy, the Company enhanced its contributions to the defined contribution plans for most employee groups. Contributions are based on matching percentages, years of service and/or eligible earnings. The Company’s contribution percentages vary from 2% to 15% of eligible earnings depending on the terms of each plan. The Company agreed to contribute to most of its defined contribution plans effective in June and July 2005, although such contributions for 2005 were not funded until shortly after the Effective Date.

Effective March 1, 2006, an International Association of Machinists (“IAM”) replacement plan was implemented. The IAM replacement plan is a multi-employer plan whereby the assets contributed by the Company (based on hours worked) may be used to provide benefits to employees of other participating companies, since assets contributed by all participating companies are not segregated or restricted to provide benefits specifically to employees of one participating company. In accordance with the applicable accounting for multi-employer plans, the Company would only recognize a withdrawal obligation if it becomes probable it would withdraw from the plan. The Predecessor Company recorded expense from defined contribution plans of $16 million for the month of January 2006 and $122 million and $92 million for the years ended December 31, 2005 and 2004, respectively. The Successor Company recognized $206 million of expense for the eleven months ended December 31, 2006 for all of the Company’s defined contribution employee retirement plans, of which $21 million related to the IAM multi-employer plan.

(9) Segment Information

Segments.   The Company manages its business by two reportable segments: mainline and United Express. In 2006, in light of the Company’s bankruptcy-related restructuring and organizational changes, management reevaluated the Company’s segment reporting. As a result, management determined that the geographic regions and ULS, which were previously reported as segments, are no longer reportable segments requiring disclosure under SFAS 131. UAL now manages its business as an integrated network with assets deployed across various regions, whereas in the past United focused its business management decisions within specific geographic regions and services instead of as an integrated network. This new approach seeks to allocate resources to maximize the profitability of the overall airline network.

The accounting policies for each of these segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” except that segment financial information has been prepared using a management approach which is consistent with how the Company internally disperses financial information for the purpose of making internal operating decisions. The Company evaluates segment financial performance based on earnings before income taxes, special items, reorganization items, and gain on sale of investments. As discussed in the notes to the tables below, the Company does not allocate corporate overhead expenses to its United Express segment. Certain selling and operational costs are allocated to United Express. See Note 2(i), “Summary of Significant Accounting Policies—United Express” for additional information related to United Express expenses.

The following table includes financial information, which has been restated from prior period presentation to conform to the Company’s new mainline and United Express segments, for the eleven month period ended December 31, 2006, the one month period ended January 31, 2006 and the years ended December 31, 2005 and 2004:

	Successor	Predecessor
	February 1 to	January 1 to	Year Ended
	December 31,	January 31,	December 31,
(In millions)	2006	2006	2005	2004
Revenue:
Mainline	$15,185	$1,254	$14,950	$14,460
United Express	2,697	204	2,429	1,931
Total	$17,882	$1,458	$17,379	$16,391
Depreciation and amortization:
Mainline(a)	$820	$68	$856	$874
United Express(a)	7	1	17	21
Segment earnings (loss) and reconciliation to Statements of Consolidated Operations:
Mainline	$(89)	$(59)	$(240)	$(779)
United Express	101	(24)	(317)	(494)
Reorganization items, net	—	22,934	(20,601)	(611)
Gain on sale of investments (Note 7)	—	—	—	158
Special items (Note 19)	36	—	(18)	5
Taxes on equity earnings(b)	(2)	—	—	—
Consolidated earnings (loss) before income taxes (except on equity earnings)(b)	$46	$22,851	$(21,176)	$(1,721)

(a)           United Express depreciation expense relates to assets used in United Express operations. This depreciation is included in Regional affiliates expense in the Company’s Statements of Consolidated Operations.

(b)          Equity earnings are part of the mainline segment. Accordingly, the pre-tax equity earnings are included in the mainline segment results. Income taxes on equity earnings are subtracted from segment earnings to reconcile the sum of pre-tax income and equity earnings, which is presented net of tax in the Statements of Consolidated Operations.

The Company does not allocate interest income or interest expense to the United Express segment in reports used to evaluate segment performance. Therefore, all amounts classified as interest income and interest expense in the Statements of Consolidated Operations relate to the mainline segment.

In accordance with SFAS 142, on the Effective Date the Company allocated goodwill upon adoption of fresh-start reporting in a manner similar to how the amount of goodwill recognized in a business combination is determined. This required the determination of the fair value of each reportable segment to calculate an estimated purchase price for such segment. This purchase price was then allocated to the individual assets and liabilities assumed to be related to that segment. Any excess purchase price is the amount of goodwill assigned to that segment. To the extent that individual assets and liabilities could be assigned directly to specific segments, those assets and liabilities were so assigned. This process was performed based on the Company’s reportable segments at the time, which consisted of the ULS, North

America, Pacific, Atlantic, and Latin America segments, and resulted in the allocation of goodwill of $2.7 billion to the Pacific, Latin America and ULS segments.

The Company performed its annual goodwill impairment test for goodwill at these segments and determined that there was no impairment of goodwill. Subsequently, after concluding that the Company’s reportable segments are mainline and United Express, a SFAS 141 goodwill allocation process was performed, as described above, and determined that all of the Company’s goodwill of $2.7 billion is within the mainline segment. Based on the timing of this analysis the Company also concluded there is no impairment of goodwill allocated to the new mainline segment. During the eleven months ended December 31, 2006, Successor Company goodwill decreased by $62 million as discussed in Note 2(k), “Summary of Significant Accounting Policies—Intangibles.”

At December 31, 2006 and 2005, the net carrying values of mainline and United Express segment assets were as follows:

(In millions)	2006	2005
Mainline	$25,294	$19,126
United Express	75	216
Total assets	$25,369	$19,342

United Express assets include only those assets directly associated with its operations. The Company does not allocate corporate assets to the United Express segment.

Operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the eleven month period ended December 31, 2006, the one month period ended January 31, 2006 and the years ended December 31, 2005 and 2004 is presented in the table below. Prior periods have been restated to conform to the 2006 presentation as a result of the new reporting segments determined in 2006.

	Successor	Predecessor
	February 1 to	January 1 to	Year Ended
	December 31,	January 31,	December 31,
(In millions)	2006	2006	2005	2004
Domestic (U.S. and Canada)	$11,981	$953	$11,411	$11,048
Pacific	3,214	283	3,283	2,837
Atlantic	2,158	167	2,189	2,076
Latin America	529	55	496	430
Total	$17,882	$1,458	$17,379	$16,391

The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. United’s operations involve an insignificant level of dedicated revenue-producing assets in geographic regions as the overwhelming majority of the Company’s revenue producing assets (primarily U.S. registered aircraft) generally can be deployed in any of its geographic regions, as any given aircraft may be used in multiple geographic regions on any given day.

(10) Accumulated Other Comprehensive Income (Loss)

The table below presents the components of accumulated other comprehensive income (loss), net of tax. See Note 8, “Retirement and Postretirement Plans” and Note 14, “Financial Instruments and Risk Management,” for further information on these items.

	As of December 31,
(In millions)	2006	2005	2004
Minimum pension liability, net of tax	$—	$(12)	$(3,311)
Adoption of SFAS 158, net of tax	87	—	—
Derivative losses, net of tax	(5)	(24)	(21)
Accumulated other comprehensive income (loss), net of tax	$82	$(36)	$(3,332)

(11) Debt Obligations

During 2006, in accordance with the Plan of Reorganization, the Company issued new debt, entered into the Credit Facility, reinstated certain secured aircraft debt and entered into other debt agreements negotiated during the bankruptcy process (including aircraft financings). See the “Predecessor Company Debt” section below as certain debt was included in Liabilities subject to compromise in the Statements of Consolidated Financial Position at December 31, 2005. The Company also repaid the DIP Financing in its entirety. Long-term debt amounts outstanding at December 31, 2006 and 2005 are shown below:

	Successor	Predecessor
	At December 31,
(In millions)	2006	2005
Secured notes, 5.38% to 9.52%, due 2007 to 2019	$5,225	$154
DIP Financing, 8.6%	—	1,157
Credit Facility, 9.12% and 9.125%, due 2012	2,786	—
Limited-Subordination Notes, 4.5%, due 2021	726	—
6% senior notes, due 2031	500	—
5% senior convertible notes, due 2021	150	—
Total debt	9,387	1,311
Less: unamortized debt discount	(247)	—
Less: current portion	(1,687)	(13)
Long-term debt, less current portion	$7,453	$1,298

Successor Company Debt

Credit Facility.   On the Effective Date, United entered into the Credit Facility provided by a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Citicorp Global Markets Inc., as joint lead arrangers and joint book runners; JPMorgan Chase Bank, N.A. (“JPMCB”) and Citicorp USA, Inc. (“CITI”), as co-administrative agents and co-collateral agents; General Electric Capital Corporation, as syndication agent; and JPMCB as paying agent. The Credit Facility provided for a total commitment of up to $3.0 billion that comprised two separate tranches: (i) Tranche A consisted of up to $200 million revolving commitment available for Tranche A loans and for standby letters of credit to be issued in the ordinary course of business of United or one of its subsidiary guarantors; and (ii) Tranche B consisted of a term loan commitment of up to $2.45 billion available at the time of closing and additional delayed draw term loan commitments of up to $350 million available upon, among other things, United’s acquiring unencumbered title to some or all of the 14 airframes and related engines that were subject to United’s 1997-1 EETC financing. The Credit Facility would have matured on February 1, 2012 but was subsequently amended in February 2007, as explained below.

Borrowings under the Credit Facility were at a floating interest rate based on either a base rate, or at our option, a LIBOR rate, plus an applicable margin of 2.75% in the case of the base rate loans and 3.75% in the case of the LIBOR loans. The Tranche B term loan required regularly scheduled semi-annual payments of principal equal to 0.5% of the original principal amount of the Tranche B term loan. Interest was payable on the last day of the applicable interest period but in no event less than quarterly. In March 2006, the Company entered into an interest rate swap to mitigate its exposure to increases in interest rates under the $2.45 billion term loan. In January 2007, as a result of changes in the Company’s mix of fixed-rate and variable-rate debt, the Company terminated this swap. For further details, see Note 14, “Financial Instruments and Risk Management—Interest Rate Swap.”

United’s obligations under the Credit Facility were unconditionally guaranteed by UAL and certain of the direct and indirect domestic subsidiaries of the Company, other than certain immaterial subsidiaries (the “Guarantors”), and were secured by a security interest in substantially all of the tangible and intangible assets of the Guarantors. The obligations under the Credit Facility were also secured by a pledge of the capital stock of United and the direct and indirect subsidiaries of UAL Corporation and United, except that a pledge of any first-tier foreign subsidiary was limited to 65% of the stock of such subsidiary and such foreign subsidiaries were not required to pledge the stock of their subsidiaries.

The Credit Facility contained covenants that limited the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, pay dividends or other payments from United’s direct or indirect subsidiaries, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business. The Credit Facility also required compliance with several financial covenants: (i) a minimum ratio of earnings before interest, taxes, depreciation and amortization and aircraft rent (“EBITDAR”) to the sum of cash interest expense, cash aircraft rent (other than capitalized leases) and scheduled debt payments; (ii) a minimum unrestricted cash balance of $1.2 billion; and (iii) the market value of the collateral had to be greater than 150% of the sum of (a) the aggregate outstanding amount of the loans plus (b) the undrawn amount of outstanding letters of credit, plus (c) the unreimbursed amount of drawings under any letters of credit, and (d) the termination value of certain interest rate protection and hedging agreements with the exit lenders and their affiliates. The Credit Facility received a rating of B+ from Standard & Poor’s and B1 from Moody’s Investment Services.

United used all $2.45 billion of the available borrowings under Tranche B and $161 million of the $200 million available under Tranche A of the Credit Facility at the Effective Date to finance working capital needs and for other general corporate purposes, including repayment of the borrowings outstanding under the DIP Financing. Subsequently, in 2006 the Company repaid $161 million on the revolving credit line borrowings and accessed the remaining $350 million of the delayed draw term loan.

As of December 31, 2006, the Company had outstanding borrowings of $2.8 billion of which $2,438 million was subject to an interest rate of 9.12% with the remaining balance of $348 million at 9.125%.  In addition, letters of credit were issued under the Credit Facility in an aggregate amount of $63 million subject to an interest rate of 3.75%. The Company was in compliance with the Credit Facility covenants at December 31, 2006.

Amended Credit Facility.   On February 2, 2007, the Company prepaid $972 million of its Credit Facility debt and entered into an amended and restated revolving credit, term loan and guaranty agreement (the “Amended Credit Facility”) that, among other things, reduced the size of the facility from $3.0 billion to $2.055 billion, reduced the applicable interest rates, and provided for a more limited collateral package and a relaxation of certain restrictive covenants. There were no prepayment penalties associated with this debt retirement. In the first quarter of 2007, the Company expects to expense approximately $16 million of deferred financing costs which are related to the portion of the Credit Facility prepaid in 2007 and included in other assets on the December 31, 2006 Statements of Consolidated Financial Position.

The Amended Credit Facility was provided by a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Citicorp Global Markets, Inc., as joint lead arrangers and joint bookrunners: JPMCB and CITI, as co-administrative agents and co-collateral agents, Credit Suisse Securities (USA) LLC, as syndication agent, and JPMCB, as paying agent. The Amended Credit Facility provides for a total commitment of up to $2.055 billion, comprised of two separate tranches: (i) a Tranche A consisting of $255 million revolving commitment available for Tranche A loans and standby letters of credit and (ii) a Tranche B consisting of a term loan commitment of $1.8 billion available at the time of closing. The Tranche A loans mature on February 1, 2012, and the Tranche B loans mature on February 1, 2014.

Borrowings under the Amended Credit Facility bear interest at a floating rate, which, at the Company’s option, can be either a base rate or a LIBOR rate, plus an applicable margin of 1.0% in the case of base rate loans, and 2.0% in the case of LIBOR loans. The Tranche B term loan requires regularly scheduled semi-annual payments of principal equal to $9 million. Interest is payable at least every three months. The Company may prepay some or all of the Tranche B loans from time to time, at a price equal to 100% of the principal amount prepaid plus accrued and unpaid interest, if any, to the date of prepayment, but without penalty or premium.

United’s obligations under the Amended Credit Facility are unconditionally guaranteed by UAL Corporation and certain of its direct and indirect domestic subsidiaries, other than certain immaterial subsidiaries (the “Guarantors”); hereafter, Guarantors refers to the guarantor companies as defined by the Amended Credit Facility. On the closing date for the Amended Credit Facility, the obligations are secured by a security interest in the following tangible and intangible assets of United and the Guarantors: (i) the Pacific (Narita, China and Hong Kong) and Atlantic (Heathrow) routes (the “Primary Routes”), (ii) primary foreign slots, primary domestic slots, certain gate interests in domestic airport terminals and certain supporting route facilities, (iii) certain spare engines, (iv) certain quick engine change kits, (v) certain owned real property and related fixtures, and (vi) certain flight simulators (the “Collateral”). After the closing date, and subject to certain conditions, United and the Guarantors may grant a security interest in the following assets, in substitution for certain Collateral (which may be released from the lien in support of the Amended Credit Facility upon the satisfaction of certain conditions): (a) certain aircraft, (b) certain spare parts, (c) certain ground handling equipment, and (d) accounts receivable.

The Amended Credit Facility contains covenants that will limit the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business. The Amended Credit Facility also requires compliance with the following financial covenants: (i) a minimum ratio of EBITDAR to the sum of cash interest expense, aircraft rent and scheduled debt payments, (ii) a minimum unrestricted cash balance of $750 million, and (iii) a minimum ratio of market value of collateral to the sum of (a) the aggregate outstanding amount of the loans plus (b) the undrawn amount of outstanding letters of credit, plus (c) the unreimbursed amount of drawings under such letters of credit and (d) the termination value of certain interest rate protection and hedging agreements with the Amended Credit Facility lenders and their affiliates, of 150% at any time, or 200% at any time following the release of Primary Routes having an appraised value in excess of $1 billion (unless the Primary Routes are the only collateral then pledged). Failure to comply with the Amended Credit Facility covenants could result in a default under the Amended Credit Facility unless the Company were to obtain a waiver of, or otherwise mitigate or cure, the default. Additionally, the Amended Credit Facility contains a cross-default provision with respect to other credit arrangements that exceed $50 million. A default could result in a termination of the Amended Credit Facility and a requirement to accelerate repayment of all outstanding facility borrowings.

Limited-Subordination Notes.   As discussed in Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations,” after the Effective Date the Company reached an agreement with five of the seven eligible employee groups to modify certain terms of these notes.

In July 2006, the Company issued $726 million aggregate principal amount of 4.5% senior limited-subordination convertible notes to irrevocable trusts established for the benefit of certain of its employees, including employees under collective bargaining agreements. The notes are unsecured, mature on June 30, 2021 and do not require any payment of principal before maturity. Interest is payable semi-annually, in arrears. Interest for the first year may be paid in shares of common stock, at the option of the Company. These notes may be converted into common stock of the Successor Company at any time after October 23, 2006, at an initial conversion price of $34.84 which may be subject to adjustment for certain dilutive items and events. The notes are junior, in right of payment upon liquidation, to the Company’s obligations under the 5% senior convertible notes and 6% senior notes discussed below in “Newly-issued Debt.”  The notes are callable in cash and/or Successor Company common stock beginning approximately five years after the issuance date, except that the Company may elect to pay in common stock only if the common stock has traded at not less than 125% of the conversion price for the 60 consecutive trading days immediately before the redemption date. In addition, on each of June 30, 2011 and June 30, 2016, holders have the option to require the Company to repurchase its notes, which the Company may elect to do through the payment of cash or Successor Company common stock, or a combination of both.

Pursuant to the Plan of Reorganization, the notes were to have been issued at a conversion price of $46.86, which was calculated as 125% of the average closing common stock price for the 60 consecutive trading days following February 1, 2006. The Plan of Reorganization also required that the notes bear interest at a rate so that the notes would trade at par upon issuance. Since the original conversion option was priced significantly out of the money as of the note issuance date of July 25, 2006, the Company agreed with employee groups to modify the conversion price to make the notes more marketable and to provide United with a more favorable interest rate. This modification did not alter or eliminate the requirement that an interest rate be selected so that the notes would trade at par upon issuance. Had the Company not modified the conversion price, the interest rate required to meet the par trading requirement would have been significantly higher than 4.5%.

The Company accounted for this modification of debt in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.”  The Company evaluated the original and modified terms of this debt instrument (including performing a fair valuation of the conversion feature before and after the modification), and determined that the modification qualified to be accounted for as an extinguishment of debt. As a result, the modified Limited-Subordination Notes were recorded at fair market value on their date of issuance, which approximated the book value of the original extinguished notes, and no gain or loss was realized on the extinguishment. The Company had recorded the original obligation to issue the Limited-Subordination Notes at fair market value upon its emergence from bankruptcy in accordance with fresh-start reporting.

After the issuance of the modified notes in July 2006, the trusts sold the notes to third parties and remitted the majority of the proceeds to the employee beneficiaries in 2006 with the remainder to be remitted in 2007.

Newly-issued Debt.   In addition to the mandatorily convertible preferred securities discussed in Note 13, “Preferred Stock,” the Company issued the following new debt instruments on the Effective Date:

•       5% senior convertible notes were issued to certain holders of the O’Hare municipal bonds. The notes are unsecured, have a term of 15 years from the date of issuance and do not require any payment of principal before maturity. Interest is payable semi-annually, in arrears. Interest for the first year may be paid in kind, at the option of the Company, in Successor Company common stock.

These 5% senior convertible notes may be converted, at the holder’s option, into Successor Company common stock, at any time, at a per share price of $46.86. This conversion price is subject to adjustment for certain dilutive items and events. These notes are callable, at the Company’s option, in cash or Successor Company common stock, under certain conditions, beginning five years after the issuance date. In the case of any such redemption, the Company may only redeem these notes with shares of common stock if the Successor Company’s common stock has traded at no less than 125% of the conversion price for the 60 consecutive trading days prior to the redemption date. The holders have the option to require the Company to repurchase their notes on the 5th and 10th anniversary of the date of issuance, which the Company may elect to do through the payment of cash or Successor Company common stock, or a combination of both.

•       6% senior notes were issued to the PBGC on the Effective Date. These notes are unsecured, mature 25 years from the issuance date and do not require any payment of principal before maturity. Interest is payable semi-annually, in arrears. Interest may be paid with cash, in kind notes or Successor Company common stock through 2011 and thereafter in cash. These notes are callable at any time at 100% of par value, and can be redeemed with either cash or Successor Company common stock at the Company’s option. Upon a change in control or other event as defined in the agreement, the Company has an obligation to redeem the notes. In the case of such mandatory redemption, the Company may elect to redeem the notes in cash, in shares of Successor Company common stock or a combination thereof.

Contingent Senior Unsecured Notes.   In addition to the newly-issued debt as noted above, the Company is obligated to issue to the PBGC 8% senior unsecured notes with an aggregate $500 million principal amount in up to eight equal tranches of $62.5 million (with no more than two tranches issued on a single date) upon the occurrence of certain financial triggering events. Any required tranche will be issued no later than 45 days following the end of any fiscal year in which there is an issuance trigger event, starting with the fiscal year 2009 and ending with the fiscal year 2017. An issuance trigger event occurs when, among other things, the Company’s EBITDAR exceeds $3.5 billion over the prior twelve months ending September 30 or December 31 of any applicable fiscal year, beginning with the fiscal year 2009. However, if the issuance of a tranche would cause a default under any other securities then existing, the Company may satisfy its obligations with respect to such tranche by issuing Successor Company common stock having a market value equal to $62.5 million. Each issued tranche will mature 15 years from its respective issuance date, with interest payable in cash in semi-annual installments, and will be callable at any time at 100% of par value, plus accrued and unpaid interest.

At December 31, 2006, contractual principal payments under then-outstanding long-term debt agreements in each of the next five calendar years are as follows:  2007—$715 million; 2008—$684 million; 2009—$759 million; 2010—$941 million and 2011—$836 million. After giving effect to the February 2007 prepayment of $972 million and the amendment of the Credit Facility, the Company’s prepaid and contractual principal payments in each of the next five calendar years are as follows:  2007—$1,687 million; 2008—$674 million; 2009—$749 million; 2010—$931 million and 2011—$826 million.

In addition to the Credit Facility collateral that included a security interest in substantially all of the Guarantors tangible and intangible assets, various assets, principally aircraft, having an aggregate book value of $4.4 billion at December 31, 2006, were pledged as security under various loan agreements. The amendment to the Credit Facility released certain of the Company’s assets from collateral; however, this amendment did not impact the $4.4 million of security pledged under separate loan agreements at December 31, 2006.

Predecessor Company Debt

As of December 31, 2005, long-term debt consisted of the DIP Financing and debt associated with certain aircraft operated by Air Canada (“Air Canada Debt”). The amended agreement with the DIP financing lenders, which was approved by the Bankruptcy Court, consisted of a $1.1 billion term loan and a $200 million revolving credit and letter of credit facility and was due on March 31, 2006. The terms of the DIP Financing included covenants with respect to ongoing monthly financial requirements, including thresholds for minimum EBITDAR, limitations on capital expenditures and minimum unrestricted cash. Failure to comply with these covenants would have constituted an event of default under the DIP Financing and allowed the lenders to accelerate the loan. The Company complied with the EBITDAR covenant in the fourth quarter of 2005 and in the first quarter of 2006, up to the repayment of the DIP Facility with proceeds from the Credit Facility on the Effective Date. As of December 31, 2005, the Company had outstanding debt of $154 million associated with aircraft leased by Air Canada. The Air Canada Debt has a fixed interest rate of 7.15% and is scheduled to mature at various times through January 2016.

During the Company’s reorganization under Chapter 11, it was not permitted to make payments on pre-petition debt while in Chapter 11; however, to the extent it had reached agreements with certain financiers on specific aircraft governed by Section 1110 of the Bankruptcy Code, the Company continued to make payments on the secured notes financing the aircraft with the approval of the Bankruptcy Court. In addition, the Company had rejected certain aircraft that were originally financed under secured notes and had reclassified $651 million in principal amount of these secured notes to Liabilities subject to compromise.

At December 31, 2005, the Company had recorded $434 million in municipal bonds to finance the acquisition and construction of certain facilities at Los Angeles, San Francisco, Miami and Chicago. These municipal bonds were rejected and/or settled as part of the bankruptcy process, and rejected amounts were recorded in Liabilities subject to compromise at December 31, 2005. The Company does not have any obligations for these municipal bonds as a result of its bankruptcy proceedings, except for potential obligations related to leasehold security interests at LAX and SFO as discussed in Note 1, “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases.”

The Company has a subsidiary trust that had Trust Originated Preferred Securities (“TOPrS”) outstanding with a liquidation value of $97 million at December 31, 2005. These securities were issued in December 1996 and were previously reported on the Company’s Statements of Consolidated Financial Position as Company-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust. The trust was considered a variable interest entity under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities—Revised” (“FIN 46R”) because the Company had limited ability to make decisions about its activities. However, the Company was not considered the primary beneficiary of the trust. Therefore, the trust and the Mandatorily Redeemable Preferred Securities issued by the trust were not reported on the Company’s Statements of Consolidated Financial Position. Instead, the Company reported its Junior Subordinated Debentures held by the trust as long-term debt included in Liabilities subject to compromise at December 31, 2005.  Pursuant to the Plan of Reorganization, the TOPrS were cancelled on the Effective Date; no distribution was made to the holders of the TOPrS.

The Company’s pre-petition debt, which was classified as Liabilities subject to compromise, consisted of the following at December 31, 2005:

(In millions)
Secured notes, 3.72% to 9.52%, averaging 6.67%, due through 2014	$5,756
Debentures, 9.00% to 11.21%, averaging 9.89%, due through 2021	646
Municipal bonds, 5.63% to 6.38%, averaging 5.90%, due through 2035	434
Preferred securities of trust, 13.25%, due 2026	97
$6,933

Various assets, principally aircraft, having an aggregate book value of $9 billion at December 31, 2005, were pledged as security under various loan agreements.

(12) ESOP Preferred Stock

On June 26, 2003, the ESOP was terminated following the publication of a regulation by the Internal Revenue Service that would permit the distribution of the remaining ESOP shares to plan participants without jeopardizing the Company’s ability to utilize its net operating losses. As a result of the termination of the ESOP, employees were given until August 18, 2003 to make elections for distribution of their stock in the plan. For participants who did not make an election regarding their stock before the August 18 deadline, the stock remained in the plan and distributions continued on a monthly basis until June of 2004, when the Company implemented a forced distribution of the remaining shares in the plan. On June 28, 2004, all remaining ESOP shares consisting of 1,181,201 Class 1 ESOP Preferred Stock, 279,706 Class 2 ESOP Preferred Stock and 1,412,361 Voting ESOP Preferred Stock were converted to common and either distributed to participants at their request or transferred to a broker account in their name.

Each share of Class 1 and Class 2 ESOP Preferred Stock was convertible into four shares of UAL common stock. Shares typically were converted to common as employees retired or otherwise left the Company. The ESOP Preferred Stock was nonvoting, with a par value of $0.01 per share and a liquidation value of $126.96 per share. The Class 1 ESOP Preferred Stock provided a fixed annual dividend of $8.8872 per share, which ceased on March 31, 2000; the Class 2 ESOP Preferred Stock did not pay a fixed dividend. The Voting ESOP Preferred Stock had a par value and liquidation preference of $0.01 per share. The stock was not entitled to receive any dividends and was convertible into .0004 shares of UAL common stock.

(13) Preferred Stock

Pursuant to the Plan of Reorganization, preferred stock issued before the Petition Date was canceled on the Effective Date, and no distribution was made to holders of those securities.

Successor Company Preferred Stock

The Successor Company is authorized to issue 250 million shares of preferred stock (without par value), 5 million shares of 2% convertible preferred stock (par value $0.01 per share) and two shares of junior preferred stock (par value $0.01 per share).

The 2% convertible preferred stock was issued to the PBGC on the Effective Date. The shares were issued at a liquidation value of $100 per share, convertible at any time following the second anniversary of the issuance date into common stock of the Successor Company at a conversion price of $46.86 per common share; with dividends payable in kind semi-annually (in the form of increases to the liquidation value of the issued and outstanding shares); the preferred stock ranks pari passu with all current and future UAL or United preferred stock and is redeemable at any time at the then-current liquidation value (plus accrued and unpaid dividends) at the option of the issuer. The preferred stock is mandatorily convertible 15 years from the date of issuance. Upon a fundamental change or a change in ownership as defined in the Company’s restated certificate of incorporation, holders of shares of the preferred stock are also entitled to receive payment equal to the amount they would receive in an actual liquidation of the Company. At December 31, 2006, 5 million shares of 2% convertible preferred stock were outstanding with an aggregate liquidation value of $509 million, which includes $9 million in dividends that were declared in 2006. At December 31, 2006, the carrying value of the 2% convertible preferred stock was $361 million which includes $9 million in dividends that were declared in 2006.  In addition, the two shares of junior preferred stock have been issued.

Predecessor Company Preferred Stock

At December 31, 2005, the Predecessor Company had outstanding 3,203,177 depositary shares, each representing 1/1000 of one share of Series B 12 1/4% preferred stock, with a liquidation preference of

$25 per depositary share ($25,000 per Series B preferred share) and a stated capital of $0.01 per Series B preferred share. The Predecessor Company had the option to redeem any portion of the Series B preferred stock or the depositary shares for cash after July 11, 2004, at the equivalent of $25 per depositary share, plus accrued dividends. The Series B preferred stock was not convertible into any other securities, had no stated maturity and was not subject to mandatory redemption. In accordance with the Company’s confirmed Plan of Reorganization, the Series B preferred stock was canceled.

Before its cancellation, the Series B preferred stock ranked senior to all other preferred and common stock outstanding, except the TOPrS, as to receipt of dividends and amounts distributed upon liquidation. The Series B preferred stock had voting rights only to the extent required by law and with respect to charter amendments that adversely affected the preferred stock or the creation or issuance of any security ranking senior to the preferred stock. Additionally, if dividends were not paid for six cumulative quarters, the Series B preferred stockholders were entitled to elect two additional members to the UAL Board of Directors until all dividends were paid in full. In accordance with the Company’s restated certificate of incorporation, it was authorized to issue a total of 50,000 shares of Series B preferred stock.

On September 30, 2002, the Company announced the suspension of the payment of dividends on the Series B preferred stock and upon its Chapter 11 filing, stopped accruing for unpaid dividends on the Series B preferred stock. The amount of dividends in arrears was approximately $32 million as of December 31, 2005.

At December 31, 2005, UAL was authorized to issue up to 15,986,584 additional shares of serial preferred stock.

(14) Financial Instruments and Risk Management

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

Aircraft Fuel Hedges.

During 2004, the Company began to implement a strategy to hedge a portion of its price risk related to projected jet fuel requirements primarily through collar options. The collars (only some of which were designated as cash flow hedges) involve the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. Contracts designated as cash flow hedges are recorded at fair value, with the changes in intrinsic value, to the extent they are effective, recorded in other comprehensive loss until the underlying hedged fuel is consumed. To the extent that the designated cash flow hedges are ineffective, gain or loss is recognized currently. As part of fresh-start reporting for economic hedges, the Company changed its classification to record the gains and losses currently in Aircraft fuel in the Statements of Consolidated Operations as these hedges are executed to mitigate its exposure to fuel price volatility. Previously such amounts were recorded as an element of non-operating income.

At December 31, 2005 and for the one month ended January 31, 2006, the Predecessor Company had no fuel hedges in place. In the eleven months ended December 31, 2006, the Successor Company entered into and settled aircraft fuel hedges for its mainline operations that were classified as economic hedges.

In 2005, the Predecessor Company recognized income of $40 million (which included a loss of approximately $1 million as a result of ineffective fuel hedges) in non-operating income mainly due to non-designated hedges. In the eleven months ended December 31, 2006, the Successor Company recognized a net loss of $26 million which included a $24 million realized loss on settled contracts and $2 million of unrealized mark-to-market losses for contracts settling after December 31, 2006, all of which were classified as mainline fuel expense in the Statements of Consolidated Operations.

As of December 31, 2006, the Company had hedged 32% of forecasted first quarter 2007 fuel consumption through crude oil collars and swaps. On a weighted-average basis, hedge protection begins if crude exceeds $65 per barrel and is capped at $74 per barrel. Conversely, payment obligations begin if crude, on a weighted-average basis, drops below $59 per barrel.

As of December 31, 2006, the Company had hedged 4% of forecasted fuel consumption for the second quarter 2007 predominantly through crude oil three-way collars with upside protection, on a weighted-average basis, beginning from $64 per barrel and capped at $75 per barrel. Payment obligations, on a weighted-average basis, begin if crude drops below $60 per barrel.

Interest Rate Swap.

The Company uses interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of the Company’s interest rate hedging policy. In February 2006, the Successor Company entered into an interest rate swap with an initial notional amount of $2.45 billion that would have decreased to $1.8 billion over the term of the swap. The swap would have expired in February 2012 and required that the Company pay a fixed rate of 5.14% and receive a floating rate based on the three-month LIBOR rate.

At December 31, 2006, the Company determined that it is no longer probable that a portion of the forecasted cash flows hedged by the swap would occur, in light of the Company’s developing plans to retire a portion of the Credit Facility in advance of scheduled maturities. For the eleven months ended December 31, 2006, the total unrealized pre-tax loss on the swap was $12 million, of which a $4 million loss was recorded in earnings as interest expense and $8 million was recorded as other comprehensive loss. In January 2007, as a result of the Company’s reevaluation of the mix of fixed-rate and floating-rate debt in its debt portfolio, the Company terminated the swap for a payment of $4 million. In 2007, the $8 million gain in swap value from December 31, 2006 to the termination date will be recognized in earnings.

Fair Value of Financial Instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which such estimates can be made:

Cash and Cash Equivalents, Restricted Cash and Short-term Investments.

The carrying amounts approximate fair value because of the short-term maturity of these investments.

Derivative Financial Instruments.

Market prices used to determine fair value are primarily based on closing exchange prices.

Preferred Stock and Long-Term Debt.

The fair value is based on the quoted market prices for the same or similar issues, discounted cash flow models using appropriate market rates and the Black-Scholes model to value stock options.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005:

	2006		2005
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-tem debt (including current portion)	$9,140	$9,510	$154	$149
Preferred stock	361	443	—	—
DIP financing	—	—	1,157	1,157
Fuel derivative contracts—losses	2	2	—	—
Interest rate swap loss	12	12	—	—

(15) Commitments, Contingent Liabilities and Uncertainties

General Guarantees and Indemnifications.   In the normal course of business, the Company enters into numerous real estate leasing and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, the Company typically indemnifies the lessors, and any tax/financing parties, against tort liabilities that arise out of the use, occupancy, operation or maintenance of the leased premises or financed aircraft. Currently, the Company believes that any future payments required under these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). Additionally, certain leased premises such as fueling stations or storage facilities include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premises.

Legal and Environmental Contingencies.   UAL has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company’s consolidated financial position or results of operations.

The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimatable. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

The Company anticipates that if ultimately found liable, its damages from claims arising from the events of September 11, 2001 could be significant; however, the Company believes that, under the Air Transportation Safety and System Stabilization Act of 2001, its liability will be limited to its insurance coverage.

Commitments.   At December 31, 2006, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.5 billion, after deducting advance payments. The Company’s current commitments are primarily for the purchase of, in the aggregate, 42 A319 and A320 aircraft. In January 2006, United reached an agreement with the airframe manufacturer to delay, with the right to cancel these future orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take future delivery of these aircraft. The Company also reached an agreement with the engine manufacturer eliminating all provisions pertaining to firm commitments and support for future Airbus aircraft. While this permits future negotiations on engine pricing with any engine manufacturer, restructured aircraft manufacturer commitments have assumed that aircraft will be delivered with installed engines at list price. The Company’s current commitments would require the payment of an estimated $0.1 billion in 2007, $0.1 billion for the combined years of 2008 and 2009, $0.7 billion for the combined years of 2010 and 2011 and $1.6 billion thereafter.

Guarantees and Off-Balance Sheet Financing.

Fuel Consortia.   The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortium (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2006, approximately $484 million principal amount of such bonds were secured by fuel facility leases at major hubs in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. United’s exposure is approximately $171 million principal amount of such bonds based on its recent consortia participation. The Company’s exposure could increase if the participation of other carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2010 to 2028. The Company did not record a liability at the time these indirect guarantees were made.

Municipal Bond Guarantees.   The Company has entered into long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds. These bonds were issued by various local municipalities to build or improve airport and maintenance facilities. Under these lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. However, as a result of the bankruptcy filing, United was not permitted to make payments on unsecured pre-petition debt. The Company was advised that these municipal bonds may be unsecured (or in certain instances, partially secured). In 2006, as a result of the final Bankruptcy Court decisions, certain leases (SFO, JFK and LAX) were considered to be financings resulting in the Company’s guarantees being discharged in bankruptcy. The DEN lease was not rejected; therefore, the Company still has a guarantee under this lease. The Company has guaranteed interest and principal payments on $261 million of the DEN bonds, which were issued in 1992 and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The outstanding bonds and related guarantee are not recorded in the Company’s Statements of Consolidated Financial Position at December 31, 2006, based on proper application of GAAP. The related lease agreement is accounted for as an operating lease, and the related rent expense is recorded on a straight-line basis. The annual lease payments through 2023 and the final payment for the principal amount of the bonds are included in the future operating lease payments disclosed in the Non-aircraft lease payments in Note 16 “Lease Obligations.” There remains an issue as to whether the LAX and SFO bondholders have a secured interest in certain of the Company’s leasehold improvements. The Company has accrued an amount which it estimates is probable to be approved by the Bankruptcy Court for these secured interests. See Note 1, “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases,” for a discussion of ongoing litigation with respect to certain of these obligations.

Collective Bargaining Agreements.

Approximately 81% of United’s employees are represented by various U.S. labor organizations. During 2005, United reached new agreements with its labor unions for new collective bargaining agreements which became effective in January 2005. These agreements are not amendable until January 2010. In addition, an initial collective bargaining agreement with the International Federation of Professional and Technical Engineers was ratified on March 8, 2006, with an initial effective date of March 1, 2006; this agreement is likewise not amendable until January 2010.

(16) Lease Obligations

UAL leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles. As allowed under Section 365 of the Bankruptcy Code, during its reorganization the Company assumed, assumed and assigned, or rejected certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. During bankruptcy, the Company also entered into numerous aircraft financing term sheets with financiers, some of which were implemented before the Effective Date, and others of which were implemented on the Effective Date. Under fresh-start reporting, the Company was required to apply lease modification testing on these leases, which resulted in the reclassification of some financings as capital leases or operating leases for the Successor Company, which were different from classifications for the Predecessor Company.

In connection with fresh-start reporting requirements, aircraft operating leases were adjusted to fair value and a net deferred asset of $263 million was recorded in the Statement of Consolidated Financial Position on the Effective Date, representing the net present value of the differences between stated lease rates in agreed term sheets and the fair market lease rates for similar aircraft. These deferred amounts are amortized on a straight-line basis as an adjustment to aircraft rent expense over the individual applicable remaining lease terms, generally from one to 18 years.

At December 31, 2006, scheduled future minimum lease payments under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year were as follows:

	Operating Lease Payments			Capital
	Mainline	United Express		Lease
(In millions)	Aircraft	Aircraft	Non-aircraft	Payments(a)
Payable during—
2007	$358	$413	$507	$255
2008	351	409	484	321
2009	317	409	467	178
2010	307	380	453	441
2011	303	358	406	170
After 2011	1,239	1,117	3,464	698
Total minimum lease payments	$2,875	$3,086	$5,781	2,063
Imputed interest (at rates of 1.1% to 10.0%)				(603)
Present value of minimum lease payments				1,460
Current portion				(110)
Long-term obligations under capital leases				$1,350

(a)           Includes non-aircraft capital lease payments aggregating $22 million in years 2007 through 2011, and United Express capital lease obligations of $15 million in both 2007 and 2008, $14 million in 2009, $13 million in 2010, $12 million in 2011 and $19 million thereafter.

At December 31, 2006, UAL leased 214 mainline aircraft, 47 of which were accounted for as capital leases. These leases have initial terms of 5 to 26 years, with expiration dates ranging from 2007 through 2024. Under the terms of most leases, the Company has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others, which include 167 operating leases, at fair market value or a percentage of cost. Additionally, the amounts in the above table include lease payments related to the Company’s United Express contracts for 28 aircraft under capital leases and 262 aircraft under operating leases as described in Note 2(i), “Summary of Significant Accounting Policies—United Express.”

Certain of the Company’s aircraft lease transactions contain provisions such as put options giving the lessor the right to require us to purchase the aircraft at lease termination for a certain amount resulting in residual value guarantees. Leases containing this or similar provisions are recorded as capital leases on the balance sheet and, accordingly, all residual value guarantee amounts contained in the Company’s aircraft leases are fully reflected as capital lease obligations in the Statements of Consolidated Financial Position.

In connection with certain euro-denominated aircraft financings accounted for as capital leases, United had on deposit in certain banks at December 31, 2006 an aggregate 396 million euros ($522 million) and $17 million in U.S. denominated deposits, and had pledged an irrevocable security interest in such deposits to certain of the aircraft lessors. These deposits will be used to repay an equivalent amount of recorded capital lease obligations, and are classified as aircraft lease deposits in the Statements of Consolidated Financial Position.

Amounts charged to rent expense, net of minor amounts of sublease rentals, were $833 million for the Successor Company for the eleven months ended December 31, 2006; and $76 million, $1.0 billion and $1.1 billion for the month ended January 31, 2006 and the years ended December 31, 2005 and 2004, respectively, for the Predecessor Company. Included in Regional affiliates expense in the Statements of Consolidated Operations were operating rents for United Express aircraft of $403 million for the Successor Company for the eleven months ended December 31, 2006; as well as $35 million and $449 million for the month ended January 31, 2006 and the year ended December 31, 2005, respectively, for the Predecessor Company.

In the first quarter of 2004, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and FIN 46R, as subsequently amended, which requires disclosure of certain information about VIEs that are consolidated and certain other information about VIEs that are not consolidated.

The Company has various financing arrangements for 79 aircraft in which the lessors are trusts established specifically to purchase, finance and lease aircraft to United. These leasing entities meet the criteria for VIEs; however, the Company does not hold a significant variable interest in, and is not considered the primary beneficiary of the leasing entities since the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value, or entitles the Company to participate in increases in the value, of the financed aircraft.

(17) Statement of Consolidated Cash Flows—Supplemental Disclosures

Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Successor	Predecessor
	Period from February 1 to December 31,	Period from January 1 to January 31,	Year Ended December 31,
(In millions)	2006	2006	2005	2004
Cash paid during the period for:
Interest (net of amounts capitalized)	$703	$35	$456	$397
Income taxes	—	—	—	—
Non-cash transactions:
Long-term debt incurred to acquire assets	$242	$—	$—	$172
Capital lease obligations incurred to acquire assets	155	—	—	—
Adoption of SFAS 158, net $47 of tax, recorded in other comprehensive income	87	—	—	—
Increase in pension intangible assets	—	(4)	(661)	(239)
Net unrealized gain (loss) on derivatives recorded in other comprehensive income (loss)	(5)	24	—	—

In addition to the above non-cash transactions, see Note 1, “Voluntary Reorganization Under Chapter 11,” Note 11, “Debt Obligations” and Note 13, “Preferred Stock.”

(18) Advanced Purchase of Miles

In October 2005, the Company entered into an amendment to its agreement with Chase regarding the Mileage Plus Visa card under which Chase pays in advance for frequent flyer miles to be earned by Mileage Plus members for making purchases using the Mileage Plus Visa card. The existing agreement includes an annual guaranteed payment for the purchase of frequent flyer miles.

In addition to extending the agreement until 2012 and making certain other adjustments in the relationship, the agreement provided for an advance purchase of miles of $200 million in 2005. This advanced purchase of miles otherwise reduced the annual guaranteed payments for 2006 through 2009 by $75 million per year. In addition, the Company provided a junior lien upon, and security interest in, all collateral pledged or in which security interest is granted, as security in connection with the Credit Facility. The security interest was junior to other Credit Facility debt, and applied to no more than $850 million in total advance purchases at any time.

In February 2007, the Company amended the agreement with Chase whereby Chase released their junior security interest in the collateral pledged to the Amended Credit Facility. However under certain circumstances, the Company is obligated to reinstate Chase’s junior security interest in the assets pledged to the Amended Credit Facility. As of December 31, 2006 and 2005, the total advanced purchase of miles was $681 million and $679 million, respectively.

(19) Special Items

2006—Successor Company

SFO Municipal Bonds Security Interest.   In October 2006, the Bankruptcy Court issued an order declaring that the owners of certain municipal bonds, issued before the Petition Date to finance construction of certain leasehold improvements at SFO, should be allowed a secured claim of approximately $27 million, based upon the court-determined fair value of UAL’s underlying leasehold.

After the denial of post-trial motions, both parties have appealed to the District Court. In accordance with SOP 90-7, as of the Effective Date, UAL had recorded $60 million as its best estimate of the probable security interest to be awarded in this unresolved litigation. In the third quarter of 2006 the Company recorded a special item of $30 million benefit to operating income, to reduce the Company’s recorded obligation for the SFO municipal bonds to the amount the Company now estimates is probable to be allowed by the Bankruptcy Court, in accordance with Practice Bulletin 11.

ALPA Non-Qualified Pension Plan.   In the fourth quarter of 2006, the Company recorded a special item of $24 million as a benefit to operating income to reduce the Company’s recorded obligation for this matter. This adjustment was based on the receipt of a favorable court ruling in ongoing litigation and the Company’s determination that it is now probable the Company will not be required to satisfy this obligation.

LAX Municipal Bonds Obligation.   In the fourth quarter of 2006, based on litigation developments, the Company recorded a special item of $18 million as a charge to operating income to adjust the Company’s recorded obligation for the LAX municipal bonds to the amount the Company now estimates is probable to be allowed by the Bankruptcy Court.

See Note 1, “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases” for further information on these items.

2005—Predecessor Company

Aircraft Impairment.   During the second quarter of 2005, the Company recognized a charge of $18 million for aircraft impairments related to the planned accelerated retirement of certain aircraft.

2004—Predecessor Company

Air Canada.   During the third quarter of 2004, Air Canada successfully emerged from bankruptcy protection under the Companies’ Creditors Arrangement Act of the Canada Business Corporation Act. The Company had filed a pre-petition claim against Air Canada based on its equity interest in three Airbus A330 aircraft leased to Air Canada. As part of its plan of reorganization, Air Canada offered its unsecured creditors the opportunity to participate in their initial public offering. The Company subscribed to 986,986 shares in the reorganized company in August 2004 and sold them in October 2004 for a nominal gain. Separately, the Company sold its interest in its pre-petition claim to a third-party and recorded a non-operating gain of $18 million during the third quarter of 2004.

Aircraft Write-down.   During the first quarter of 2004, the Company incurred a $13 million charge in non-operating expense for the write-down of certain non-operating B767 aircraft.

(20) Severance Accrual

The Company has implemented several cost saving initiatives that have resulted in a reduction in workforce such as the outsourcing of administrative functions, the closing of certain call centers and its announcement of the elimination of certain salaried and management positions through attrition and layoffs. The Company’s severance policy provides the affected employees salary continuation as well as certain insurance benefits for a specified period of time. Accordingly, the Company has estimated its severance obligations to be $5 million as of December 31, 2006 in accordance with Statement of Financial Accounting Standards No. 112 (As Amended),  “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43.”

The following is a reconciliation of activity related to the severance accrual for the year ended December 31, 2006:

(In millions)
Balance at December 31, 2005	$7
Accruals	30
Accrual adjustments	(5)
Payments	(27)
Balance at December 31, 2006	$5

(21) Selected Quarterly Financial Data (Unaudited)

	Predecessor	Successor
(In millions, except	Period from January 1 to	Period from February 1 to	Quarter Ended
per share amounts)	January 31	March 31	March 31	June 30	September 30	December 31
2006:
Operating revenues	$1,458	$3,007	(a)	$5,113	$5,176	$4,586
Earnings (loss) from operations	(52)	(119)	(a)	260	335	23
Net income (loss)	22,851	(223)	(a)	119	190	(61)
Basic earnings (loss) per share	$196.61	$(1.95)	(a)	$1.01	$1.62	$(0.55)
Diluted earnings (loss) per share	$196.61	$(1.95)	(a)	$0.93	$1.30	$(0.55)

	Predecessor
	Period from January 1 to	Period from February 1 to	Quarter Ended
	January 31	March 31	March 31	June 30	September 30	December 31
2005:
Operating revenues	(a)	(a)	$3,915	$4,423	$4,655	$4,386
Earnings (loss) from operations	(a)	(a)	(250)	48	165	(182)
Net loss	(a)	(a)	(1,070)	(1,430)	(1,772)	(16,904)
Basic and diluted loss per share	(a)	(a)	$(9.23)	$(12.33)	$(15.26)	$(145.47)

(a)   Not applicable

The quarterly results were impacted by the following significant items:

•       In 2006, the January period includes reorganization income of $22.9 billion.

•       The third quarter of 2006 includes income of $30 million from a special item as discussed in Note 19, “Special Items.”

•       The third quarter of 2006 was favorably impacted by the reversal of accrued interest of $30 million while the quarters ended March 31, 2006 and June 30, 2006 were adversely affected by interest accruals related to the Chase agreement. In 2005, the net loss for the quarters ended March 31, June 30, September 30, and December 31 included reorganization items of $768 million, $1.4 billion, $1.8 billion, and $16.6 billion, respectively. In addition, the second quarter of 2005 included an impairment charge of $18 million for the write down of aircraft.

•       Diluted EPS in the third quarter of 2006 was significantly impacted by the Limited-Subordination Notes. The change in the dilutive impact of these notes was primarily due to the modification of the conversion price from $46.86 to $34.84 in July 2006. See Note 11, “Debt Obligations,” for further information on this debt modification.

See Note 19, “Special Items,” for further discussion of these items.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that the Company’s disclosure controls and procedures were designed and operating effectively to report the information it is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2006, our disclosure controls and procedures were not effective due to a material weakness related to the operation of our internal control over financial reporting with respect to the accounting and disclosure for income taxes, as discussed below in Management’s Report on Internal Control over Financial Reporting. Additional review, evaluation and oversight have been undertaken to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, we have concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The only changes to the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) are new controls implemented for the preparation of an effective tax provision that is no longer zero, and for the implementation of new tax accounting standard FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” in 2007.

Management Report on Internal Control Over Financial Reporting

March 16, 2007

To the Stockholders of
UAL Corporation
Elk Grove Township, Illinois

The management of UAL Corporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission.

Based on that evaluation, management identified a deficiency in the operation of the Company’s internal control over financial reporting related to the accounting and disclosure for income taxes, which constituted a material weakness in our internal control over financial reporting.  As defined in Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected.  While the Company had the appropriate control procedures in place, high staff turnover caused the Company to poorly execute the controls for evaluating and recording its current and deferred income tax provision and related deferred taxes balances.  This control deficiency did not result in a material misstatement, but did result in adjustments to the deferred tax assets and liabilities, net operating losses, valuation allowance and footnote disclosures and could have resulted in a misstatement of current and deferred income taxes and related disclosures that would result in a material misstatement of annual or interim financial statements.

Based upon management’s determination of the existence of a material weakness in accounting and disclosure for taxes, management has concluded that internal control over financial reporting was not effective as of December 31, 2006.

Management’s assessment of the ineffectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UAL Corporation
Elk Grove Township, Illinois

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that UAL Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: the Company lacked effective operating controls for evaluating and recording its current and deferred income tax provision and related deferred tax balances. This control deficiency resulted in adjustments to the deferred tax assets and liabilities, net operating losses, valuation allowance and footnote disclosures and could result in a misstatement of current and deferred income taxes and related disclosures that would result in a material misstatement of annual or interim financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of December 31, 2006 and for the eleven month period ended December 31, 2006 and for the one month ended January 31, 2006 and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated financial position of the Company as of December 31, 2006 and the results of their operations and their cash flows for the eleven month period ended December 31, 2006 and for the one month period ended January 31, 2006 and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the Company’s emergence from bankruptcy, the changes in accounting for share-based payments, and the method of accounting for and the disclosures regarding pension and postretirement benefits.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 16, 2007

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders. Information regarding the executive officers is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.         EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)(1)                    Financial Statements. The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

(2)                   Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II—Valuation and Qualifying Accounts for the month ended January 31, 2006, the eleven month period ended December 31, 2006 and the years ended December 31, 2005 and 2004.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)                                    Exhibits. The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K, and is incorporated herein by this reference. Each management contract or compensatory plan or arrangement is denoted with a “†” in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2007.

UAL CORPORATION

/s/ GLENN F. TILTON
Glenn F. Tilton
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on the 16th day of March, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ GLENN F. TILTON
Glenn F. Tilton
Chairman of the Board, President and Chief Executive Officer (principal executive officer)
/s/ FREDERIC F. BRACE	/s/ WALTER ISAACSON
Frederic F. Brace Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	Walter Isaacson Director
/s/ RICHARD J. ALMEIDA	/s/ ROBERT D. KREBS
Richard J. Almeida	Robert D. Krebs
Director	Director
/s/ MARK A. BATHURST	/s/ ROBERT S. MILLER, JR.
Mark A. Bathurst	Robert S. Miller, Jr.
Director	Director
/s/ MARY K. BUSH	/s/ JAMES J. O’CONNOR
Mary K. Bush	James J. O’Connor
Director	Director
/s/ STEPHEN R. CANALE	/s/ DAVID J. VITALE
Stephen R. Canale	David J. Vitale
Director	Director
/s/ W. JAMES FARRELL	/s/ JOHN H. WALKER
W. James Farrell	John H. Walker
Director	Director

Schedule II

UAL Corporation and Subsidiary Companies
Valuation and Qualifying Accounts
For the Month Ended January 31, 2006,
the Eleven Month Period Ended December 31, 2006 and
the Years Ended December 31, 2005 and 2004

(In millions) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(a)		Balance at End of Period
Year Ended December 31, 2004—Predecessor Company
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$26	$12	$14		$24
Obsolescence allowance—
Flight equipment spare parts	$36	$22	$16		$42
Valuation allowance for deferred tax assets	$2,183	$640	$4		$2,819
Year Ended December 31, 2005—Predecessor Company
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$24	$8	$9		$23
Obsolescence allowance—
Flight equipment spare parts	$42	$44	$20		$66
Valuation allowance for deferred tax assets	$2,819	$7,830	$31		$10,618
Period from January 1, 2006 to January 31, 2006—Predecessor Company
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$23	$6	$2		$27
Obsolescence allowance—
Flight equipment spare parts	$66	$—	$66	(b)	$—
Valuation allowance for deferred tax assets	$10,618	$180	$8,488	(b)	$2,310
Period from February 1, 2006 to December 31, 2006—Successor Company
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$27	$18	$18		$27
Obsolescence allowance—
Flight equipment spare parts	$—	$6	$—		$6
Valuation allowance for deferred tax assets	$2,310	$—	$62		$2,248

(a)           Deduction from reserve for purpose for which reserve was created.

(b)          Amounts include adjustments as required for the adoption of fresh-start reporting on February 1, 2006.

EXHIBIT INDEX

*3.1	Restated Certificate of Incorporation of UAL Corporation (filed as Exhibit 3.1 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)
*3.2	Amended and Restated Bylaws of UAL Corporation (filed as Exhibit 3.2 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)
*4.1

Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.9 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*4.2

First Amendment dated February 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.10 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*4.3

Second Amendment dated February 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.11 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*4.4

Third Amendment dated February 18, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.12 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*4.5

Fourth Amendment dated March 27, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.6 to UAL’s Form 10-Q for the quarter ended June 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

*4.6

Fifth Amendment dated May 15, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.7 to UAL’s Form 10-Q for the quarter ended June 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

*4.7

Sixth Amendment dated October 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.8 to UAL’s Form 10-Q for the quarter ended June 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

*4.8

Seventh Amendment dated May 7, 2004 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.9 to UAL’s Form 10-Q for the quarter ended June 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

*4.9

Eighth Amendment dated July 22, 2004 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed September 8, 2004, Commission file number 1-6033, and incorporated herein by reference)

*4.10

Ninth Amendment dated November 5, 2004 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.23 to UAL’s Form 10-K for the year ended December 31, 2004, Commission file number 1-6033, and incorporated herein by reference)

*4.11

Tenth Amendment dated January 26, 2005 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.24 to UAL’s Form 10-K for the year ended December 31, 2004, Commission file number 1-6033, and incorporated herein by reference)

*4.12

Eleventh Amendment dated April 8, 2005 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30. 2005, Commission file number 1-6033, and incorporated herein by reference)

*4.13

Twelfth Amendment dated July 19, 2005, to the Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 99.1 to UAL’s Form 8-K filed July 20, 2005, Commission file number 1-6033, and incorporated herein by reference)

*4.14

Thirteenth Amendment dated August 11, 2005, to the Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 99.1 to UAL’s Form 8-K filed August 30, 2005, Commission file number 1-6033, and incorporated herein by reference)

*4.15

Revolving Credit, Term Loan and Guaranty Agreement, dated February 1, 2006 , by and among United Air Lines, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

4.16

Consent and First Amendment to Revolving Credit, Term Loan and Guaranty Agreement dated August 4, 2006 by and among United Air Lines, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al.

*4.17

Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation, as named therein, the Lenders named therein, JPMorgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed February 5, 2007, Commission file number 1-6033, and incorporated herein by reference)

*4.18

Indenture dated as of February 1, 2006 among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance at 6% Senior Notes due 2031 and 8% Contingent Senior Notes (filed as Exhibit 4.2 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.19

ORD Indenture dated as of February 1, 2006 among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance at 5% Senior Convertible notes due 2021 (filed as Exhibit 4.3 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.20

First Supplement to Indenture dated February 16, 2006 among UAL Corporation, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 99.1 to UAL’s Form 8-K filed February 21, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.21

Indenture dated as of July 25, 2006 among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and The Bank of New York Trust Company, N.A., as Trustee, providing for issuance of 4.50% Senior Limited-Subordination Convertible Notes due 2021 (filed as Exhibit 4.1 to UAL’s Form 8-K filed July 27, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.1

UAL Corporation Success Sharing Program—Performance Incentive Plan dated January 1, 2004 (filed as Exhibit 10.41 to UAL’s Form 10-K for the year ended December 31, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.2

Declaration of Amendment to UAL Corporation Success Sharing Program - Performance Incentive Plan dated July 15, 2004 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

*†10.3

Declaration of Amendment to UAL Corporation Success Sharing Program - Performance Incentive Plan dated August 24, 2004. (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

†10.4	UAL Corporation Success Sharing Program—Performance Incentive Plan effective January 1, 2007
†10.5	UAL Corporation Success Sharing Program—Profit Sharing Plan effective January 1, 2006
*†10.6	UAL Corporation Employees Performance Incentive Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-6033, and incorporated herein by reference)
*†10.7

First Amendment of UAL Corporation Performance Incentive Plan dated February 23, 2006 (filed as Exhibit 10.1 to UAL’s Form 8-K filed February 28, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.8

UAL Corporation Retention and Recognition Bonus Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.9	UAL Corporation Executive Severance Policy (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2003, Commission file number 1-6033, and incorporated herein by reference)
*†10.10	United NewVentures Long Term Incentive Plan (filed as Exhibit 10.44 to UAL’s Form 10-K for the year ended December 31, 2001, Commission file number 1-6033, and incorporated herein by reference)
*†10.11

First Amendment to United NewVentures Long Term Incentive Plan, dated June 24, 2003 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended June 30, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.12

Second Amendment of United NewVentures Long Term Incentive Plan, dated February 23, 2006 (filed as Exhibit 10.2 to UAL’s Form 8-K dated February 28, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.13

Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.14

Amendment No. 1 dated December 8, 2002 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.44 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.15

Amendment No. 2 dated February 17, 2003 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.45 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.16

Amendment No. 3 dated September 29, 2006 to the Employment Agreement dated September 5, 2002, among UAL Corporation, United Air Lines, Inc. and Glenn F. Tilton (filed as Exhibit 99.2 to UAL’s Form 8-K filed on September 29, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.17

Letter Agreement dated April 4, 2003 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.50 to UAL’s Form 10-K for the year ended December 31, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.18

Letter Agreement dated May 13, 2004 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

*†10.19

Letter Agreement dated July 29, 2004 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

*†10.20

Letter Agreement dated March 11, 2005 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.43 to UAL’s Form 10-K for the year ended December 31, 2004, Commission file number 1-6033, and incorporated herein by reference)

*†10.21

Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit C to Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.22

Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.47 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.23

Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.48 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.24

Amendment No. 3 dated December 31, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.54 to UAL’s Form 10-K for the year ended December 31, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.25

Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit D to Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.26

Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.50 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.27

Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.51 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.28

Amendment No. 3 dated December 31, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.58 to UAL’s Form 10-K for the year ended December 31, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.29

Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit E to Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.30

Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.53 to UAL’s Form 10-K for the year ended December 31, 2002¸ Commission file number 1-6033, and incorporated herein by reference)

*†10.31

Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.54 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.32

Amendment No. 3 dated December 31, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.62 to UAL’s Form 10-K for the year ended December 31, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.33

Restricted Stock Agreement dated September 2, 2002 between Glenn F. Tilton and UAL Corporation (filed as Exhibit B to Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.34

Agreement between UAL Corporation, United Air Lines, Inc. and Douglas A. Hacker (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2001, Commission file number 1-6033, and incorporated herein by reference)

*†10.35

Letter Agreement dated May 1, 2006 between UAL Corporation, United Air Lines, Inc. and Douglas A. Hacker (filed as Exhibit 10.1 to UAL’s Form 8-K filed April 11, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.36

Addendum to Restricted Stock Agreement dated October 24, 2002 between UAL Corporation and Peter D. McDonald (filed as Exhibit 10.65 to UAL’s Form 10-K for the year ended December 31, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.37

Addendum to Non-qualified Stock Option Agreement dated February 27, 2002 between UAL Corporation and Peter D. McDonald (filed as Exhibit 10.67 to UAL’s Form 10-K for the year ended December 31, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.38

Employment Agreement dated September 29, 2006, among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (as filed as Exhibit 99.3 to UAL’s Form 8-K filed on September 29, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.39

Addendum to Non-qualified Stock Option Agreement dated March 1, 2002 between UAL Corporation and Frederic F. Brace (filed as Exhibit 10.66 to UAL’s Form 10-K for the year ended December 31, 2003, Commission file number 1-6033, and incorporated herein by reference)

†10.40	Description of Officer Benefits
*†10.41	UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)
†10.42	Description of Benefits for Directors
*†10.43	UAL Corporation 1995 Directors Plan (filed as Exhibit 10.37 to UAL’s Form 10-K for the year ended December 31, 2003, Commission file number 1-6033, and incorporated herein by reference)
*†10.44

Amendment and Termination of the 1995 UAL Corporation Directors Plan dated as of October 27, 2005 (as filed as Exhibit 10.1 to UAL’s Form 8-K dated October 28, 2005, Commission file number 1-6033, and incorporated herein as reference)

*†10.45	UAL Corporation 2006 Directors Equity Incentive Plan (filed as Exhibit 99.2 to UAL’s Form 8-K dated January 11, 2006, Commission file number 1-6033, and incorporated herein by reference)
*†10.46

Letter Agreement dated April 28, 1994 between UAL Corporation and Paul E. Tierney (filed as Exhibit 10.43 to UAL’s Form 10-K for the year ended December 31, 2005, Commission file number 1-6033, and incorporated herein as reference)

*†10.47

Letter Agreement dated April 28, 1994 between UAL Corporation and James J. O’Connor (filed as Exhibit 10.44 to UAL’s Form 10-K for year ended December 31, 2005, Commission file number 1-6033, and incorporated herein by reference)

†10.48	Amendment No. 1 dated March 12, 2007 to the Peter D. McDonald Secular Trust Agreement dated September 29, 2006
12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
21	List of UAL’s subsidiaries

23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*                    Previously Filed

†                     Indicates Management contract or compensatory plan or arrangement