Form 10-Q
period 2007-03-31
UAL CORP /DE/
filed 2007-05-09
CIK 100517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-06033

UAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2675207
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
77 W. Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

(312) 997-8000

(Registrant’s telephone number, including area code)

1200 East Algonquin Road, Elk Grove Township, Illinois 60007

(Former address)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 30, 2007
Common Stock ($0.01 par value)	115,585,795

UAL Corporation and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Operations (Unaudited)

(In millions, except per share amounts)

	Successor		Predecessor
	Three Months	Period from	Period from
	Ended	February 1	January 1
	March 31,	to March 31,	to January 31,
	2007	2006	2006
Operating revenues:
Passenger—United Airlines	$3,264	$2,182	$1,074
Passenger—Regional Affiliates	675	465	204
Cargo	168	124	56
Other operating revenues	266	236	124
	4,373	3,007	1,458
Operating expenses:
Salaries and related costs	1,068	726	358
Aircraft fuel	1,041	705	362
Regional affiliates	692	468	228
Purchased services	301	206	98
Aircraft maintenance materials and outside repairs	281	179	80
Landing fees and other rent	238	145	75
Depreciation and amortization	220	148	68
Distribution expenses	188	141	60
Aircraft rent	100	75	30
Cost of third party sales	93	128	65
Special operating items (Note 2)	(22)	—	—
Other operating expenses	265	205	86
	4,465	3,126	1,510
Loss from operations	(92)	(119)	(52)
Other income (expense):
Interest expense (Note 11)	(206)	(141)	(42)
Interest income	58	28	6
Interest capitalized	5	3	—
Miscellaneous, net	(2)	6	—
	(145)	(104)	(36)
Loss before reorganization items, income taxes and equity in earnings of affiliates	(237)	(223)	(88)
Reorganization items, net	—	—	22,934
Earnings (loss) before income taxes and equity in earnings of affiliates	(237)	(223)	22,846
Income tax benefit	(84)	—	—
Earnings (loss) before equity in earnings of affiliates	(153)	(223)	22,846
Equity in earnings of affiliates, net of tax	1	—	5
Net income (loss)	$(152)	$(223)	$22,851
Earnings (loss) per share, basic and diluted	$(1.32)	$(1.95)	$196.61

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited)

(In millions, except shares)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$3,176	$3,832
Restricted cash	356	341
Short-term investments	193	312
Receivables, less allowance for doubtful accounts (2007—$28; 2006—$27)	1,071	820
Prepaid fuel	327	283
Aircraft fuel, spare parts and supplies, less
obsolescence allowance (2007—$9; 2006—$6)	205	218
Deferred income taxes	73	122
Prepaid expenses and other	360	345
	5,761	6,273
Operating property and equipment:
Owned—
Flight equipment	8,986	8,958
Advances on flight equipment	103	103
Other property and equipment	1,462	1,441
	10,551	10,502
Less—accumulated depreciation and amortization	(635)	(503)
	9,916	9,999
Capital leases:
Flight equipment	1,511	1,511
Other property and equipment	33	34
	1,544	1,545
Less—accumulated amortization	(104)	(81)
	1,440	1,464
	11,356	11,463
Other assets:
Intangibles, less accumulated amortization (2007—$208; 2006—$169)	2,989	3,028
Goodwill	2,690	2,703
Aircraft lease deposits	554	539
Restricted cash	500	506
Investments	115	113
Other, net	774	744
	7,622	7,633
	$24,739	$25,369

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited)

(In millions, except shares)

	March 31,	December 31,
	2007	2006
Liabilities and Stockholders’ Equity
Current liabilities:
Advance ticket sales	$2,367	$1,669
Mileage Plus deferred revenue	1,339	1,111
Accrued salaries, wages and benefits	852	795
Accounts payable	734	667
Advanced purchase of miles	694	681
Long-term debt maturing within one year (Note 11)	565	1,687
Fuel purchase commitments	327	283
Accrued interest	250	241
Current obligations under capital leases	98	110
Other	592	701
	7,818	7,945
Long-term debt (Note 11)	7,275	7,453
Long-term obligations under capital leases	1,358	1,350
Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,481	2,569
Postretirement benefit liability	1,963	1,955
Deferred income taxes	562	688
Deferred pension liability	133	130
Other	755	770
	5,894	6,112
Mandatorily convertible preferred securities	361	361
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 113,331,864 and 112,280,629 shares at March 31, 2007 and December 31, 2006, respectively	1	1
Additional capital invested	2,094	2,053
Retained earnings (deficit)	(136)	16
Stock held in treasury, at cost (Note 4)	(15)	(4)
Accumulated other comprehensive income	89	82
	2,033	2,148
	$24,739	$25,369

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In millions)

	Successor		Predecessor
	Three Months Ended March 31,	Period from February 1 to March 31,	Period from January 1 to January 31,
	2007	2006	2006
Cash flows provided (used) by operating activities:
Net loss before reorganization items	$(152)	$(223)	$(83)
Adjustments to reconcile to net cash provided (used) by operating activities—
Increase in advance ticket sales	698	395	109
Increase in receivables	(256)	(69)	(88)
Depreciation and amortization	220	148	68
Mileage Plus deferred revenue and advanced purchase of miles	153	44	14
Other, net	(37)	(3)	141
	626	292	161
Cash flows provided (used) by reorganization activities:
Reorganization items, net	—	—	22,934
Increase in other liabilities	—	—	37
Increase in non-aircraft claims accrual	—	—	429
Discharge of claims and liabilities	—	—	(24,628)
Revaluation of Mileage Plus frequent flyer deferred revenue	—	—	2,399
Revaluation of other assets and liabilities	—	—	(2,106)
Pension curtailment, settlement and employee claims	—	—	912
	—	—	(23)
Cash flows provided (used) by investing activities:
Decrease in short-term investments	119	71	2
Additions to property and equipment	(68)	(62)	(30)
(Increase) decrease in restricted cash	(9)	268	(203)
(Increase) decrease in segregated funds	(1)	200	—
Other, net	(7)	(14)	(7)
	34	463	(238)
Cash flows provided (used) by financing activities:
Proceeds from Credit Facility	—	2,961	—
Repayment of Credit Facility	(986)	(161)	—
Repayment of DIP Financing	—	(1,157)	—
Repayment of other long-term debt	(318)	(338)	(24)
Principal payments under capital leases	(13)	(3)	(5)
Other, net	1	(55)	(1)
	(1,316)	1,247	(30)
Increase (decrease) in cash and cash equivalents during the period	(656)	2,002	(130)
Cash and cash equivalents at beginning of the period	3,832	1,631	1,761
Cash and cash equivalents at end of the period	$3,176	$3,633	$1,631

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

UAL Corporation is a holding company and its principal, wholly-owned subsidiary is United Air Lines, Inc., a Delaware corporation (“United”). We sometimes collectively refer to UAL Corporation, together with its consolidated subsidiaries, as “we,” “our,” “us,” “UAL” or the “Company.”

Interim Financial Statements.   The Company has prepared the unaudited condensed consolidated financial statements shown here as required by the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that meet generally accepted accounting principles (“GAAP”) have been condensed or omitted as permitted by the SEC. The Company believes that the disclosures presented here are not misleading. The financial statements include all adjustments, which include only normal recurring adjustments and adjustments required by fresh-start reporting and reorganization items as described below, that are considered necessary for a fair presentation of the Company’s financial position and operating results. These financial statements should be read together with the information included in UAL’s most recent Annual Report on Form 10-K for the year ended December 31, 2006.

Mileage Plus Accounting.   The following is an update to the Company’s accounting policy disclosures in its Annual Report on Form 10-K for the year ended December 31, 2006. For further information related to Mileage Plus accounting, refer to the Company’s 2006 Annual Report on Form 10-K and the Critical Accounting Policies section in this Form 10-Q.

The Company recognizes revenue for accounts that are cancelled after a period of inactivity as defined by the Mileage Plus program. The Company estimates the number of accounts that it expects to deactivate and ratably recognizes revenue for these accounts over the expiration period. In early 2007, the Company announced a reduction in the expiration period from 36 months to 18 months. Based on this program change, the Company reduced the period over which it recognizes revenue for deactivated accounts from 36 months to 18 months. The Company estimates this change provided a benefit of approximately $28 million, or $0.24 per share, in the first quarter of 2007, and is expected to provide a benefit of approximately $170 million for the year ended December 31, 2007.

Reclassifications.   In the first quarter of 2007, the Company changed its classification of certain distribution-related costs, previously included in purchased services and commissions, to classify these costs as distribution expenses in the Condensed Statements of Consolidated Operations (Unaudited). The distribution expenses being reported for 2006 were adjusted for this reclassification to allow for a comparative presentation in each of the Company’s 2007 quarterly reports on Form 10-Q. Amounts previously reported as commissions and purchased services in the Company’s 2006 quarterly reports on Form 10-Q are shown below:

	Predecessor	Successor
2006 (In millions)	January 1 to January 31,	Period from February 1 to March 31,	Three Months Ended June 30,	Three Months Ended September 30,	Three Months Ended December 31,
Commissions (historical) (a)	$24	$51	$82	$91	$67
Purchased services (historical) (b)	36	90	126	124	107
Distribution expenses (revised)	$60	$141	$208	$215	$174

(a)           Commissions were previously reported as a separate expense item in the Company’s 2006 quarterly reports on Form 10-Q and its Annual Report on Form 10-K.

(b)          Consists of credit card transaction fees and global distribution systems (“GDS”) transaction expenses that were classified as components of purchased services in the Company’s 2006 quarterly reports on Form 10-Q and its Annual Report on Form 10-K. For 2007 Form 10-Q reporting purposes, the revised purchased services amounts for the 2006 periods are the result of decreasing the amounts previously reported in the Company’s 2006 quarterly reports on Form 10-Q by these same adjustments.

Fresh-Start Reporting.   As a result of the adoption of fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), the financial statements prior to February 1, 2006 are not comparable with the financial statements for periods on or after February 1, 2006. SOP 90-7 requires that the financial statements for periods after a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Bankruptcy reorganization items are classified as reorganization items, net in the Condensed Statements of Consolidated Operations (Unaudited). UAL common and preferred securities outstanding at January 31, 2006 were cancelled and new securities were issued to unsecured creditors and employees. In addition, fresh-start reporting required that most of the Company’s tangible and intangible assets and liabilities be recorded at fair value upon its emergence from bankruptcy. References to “Successor Company” refer to UAL on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor Company” refer to UAL prior to February 1, 2006.

(2) Voluntary Reorganization Under Chapter 11

Bankruptcy Considerations.   The following discussion provides general background information regarding the Company’s pending litigation related to its bankruptcy reorganization, and is not intended to be an exhaustive summary. Detailed information pertaining to the bankruptcy filings may be obtained at www.pd-ual.com and in UAL’s Annual Report on Form 10-K for the year ended December 31, 2006.

On December 9, 2002 (the “Petition Date”), UAL, United and 26 direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). On January 20, 2006, the Bankruptcy Court confirmed the Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the “Effective Date”). On the Effective Date, the Company implemented fresh-start reporting.

The Plan of Reorganization generally provided for the full payment or reinstatement of allowed administrative claims, priority claims and secured claims, and the distribution of new equity and debt securities to the Debtors’ creditors and employees in satisfaction of allowed unsecured and deemed claims. UAL common and preferred securities outstanding at January 31, 2006 were cancelled. The Plan of Reorganization contemplated UAL issuing up to 125 million shares of new UAL common stock consisting of 115 million shares to be issued to unsecured creditors and employees and 10 million shares to be issued pursuant to UAL’s share-based management and director compensation plans. The new UAL common stock was listed on a NASDAQ market and began trading under the symbol “UAUA” on February 2, 2006.

Significant Matters Resolved Since Filing the Company’s 2006 Annual Report on Form 10-K.   The following material matters have been resolved in the Bankruptcy Court since the filing of the Company’s 2006 Annual Report on Form 10-K:

(a)          Pilot Plan Termination Order. In December 2004, the Pension Benefit Guaranty Corporation (“PBGC”) filed an involuntary termination proceeding against United, as plan administrator for the United Airlines Pilot Defined Benefit Pension Plan (the “Pilot Plan”), in the District Court.

In January 2005, the District Court granted a motion filed by the Company and referred the involuntary termination proceeding to the Bankruptcy Court. Air Line Pilots Association (“ALPA”) and United Retired Pilots Benefit Protection Association and seven retired pilots (collectively, “URPBPA”) were later granted leave to intervene in the involuntary termination proceeding.

After several months, the Bankruptcy Court conducted a trial and determined that the Pilot Plan should be involuntarily terminated under the Employee Retirement Income Security Act (“ERISA”) Section 4042 with a termination date of December 30, 2004. Subsequently, the Bankruptcy Court entered an order authorizing termination of the Pilot Plan.

The PBGC, ALPA and URPBPA filed notices of appeal with the District Court. In February 2006, the District Court reversed and remanded the Bankruptcy Court’s termination order on the grounds that the matter was not a core proceeding in which it could issue a final order, but rather, could only issue proposed findings of fact and conclusions of law for consideration by the District Court. Upon remand and after the Bankruptcy Court made proposed findings of fact and conclusions of law, in June 2006 the District Court entered an order approving the termination of the Pilot Plan. ALPA, URPBPA and PBGC each filed an appeal with the Court of Appeals. On October 25, 2006, the Court of Appeals affirmed the District Court’s order approving the termination of the Pilot Plan effective December 30, 2004. On November 6, 2006, ALPA filed a petition for rehearing in the Court of Appeals which motion has been denied. ALPA and URPBPA filed petitions for writ of certiorari from the United States Supreme Court on the plan termination. On April 2, 2007, the Supreme Court denied such petitions, effectively terminating these proceedings.

(b)         Pilot Plan Non-Qualified Pension Benefits—October 2005 Order. After the PBGC commenced its involuntary termination proceeding and sought a December 30, 2004 termination date, the Company suspended payment of non-qualified pension benefits under the Pilot Plan pending the setting of such a termination date. In the first quarter of 2005, the Bankruptcy Court required the Company to continue paying non-qualified pension benefits to retired pilots pending the outcome of the involuntary termination proceeding, notwithstanding the possibility that the Pilot Plan might be terminated retroactively to December 30, 2004. Then, on October 6, 2005, despite its oral ruling terminating the Pilot Plan, the Bankruptcy Court entered an order requiring the Company to continue paying non-qualified pension benefits until entry of a written order. However, United appealed that order and placed approximately $6 million necessary to pay non-qualified benefits for the month of October 2005 in a segregated account.

Following the entry of the Bankruptcy Court’s termination order on October 28, 2005, United ceased paying non-qualified benefits. Subsequently, during the first quarter of 2006, the District Court dismissed the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order in light of its earlier decision reversing the Bankruptcy Court’s termination order. The Company filed a notice of appeal of the District Court’s ruling regarding the October 6, 2005 order to the Court of Appeals. On October 25, 2006, the Court of Appeals reversed the District Court’s order dismissing for lack of ripeness the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order and remanded the case with instructions to reverse the Bankruptcy Court’s order compelling payment of non-qualified benefits for October 2005 or later months. On November 6, 2006, ALPA filed a petition for rehearing on the Court of Appeals reversal of the October 6, 2005 order, which motion has been denied. ALPA and URPBPA filed petitions for writ of certiorari from the Supreme Court. On April 2, 2007, the Supreme Court denied such petitions, effectively terminating these proceedings.

Significant Matters Remaining to be Resolved in Chapter 11 Cases.   The following material matters remain to be resolved in the Bankruptcy Court or another court:

(a)          SFO Municipal Bond Secured Interest. HSBC Bank Inc. (“HSBC”), as trustee for the 1997 municipal bonds related to San Francisco International Airport (“SFO”), filed a complaint against United asserting a security interest in United’s leasehold for portions of its maintenance base at SFO. Pursuant to Section 506(a) of the Bankruptcy Code, HSBC alleges that it is entitled to be paid the value of that security interest, which HSBC had claimed was as much as $257 million. HSBC and United went to trial in April 2006 and the Bankruptcy Court rejected as a matter of law HSBC’s $257 million claim. HSBC subsequently alleged that it was entitled to $154 million, or at a minimum, approximately $93 million. The parties tried the case and filed post-trial briefs which were heard by the Bankruptcy Court. In October 2006, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $27 million. United has accrued this amount as its estimated obligation as of March 31, 2007. After the Bankruptcy Court denied various post-trial motions, both parties have appealed to the District Court and those appeals are pending.

(b)         LAX Municipal Bond Secured Interest. There is pending litigation before the Bankruptcy Court regarding the extent to which the Los Angeles International Airport (“LAX”) municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. Trial on this matter occurred during April 2007 and the two parties are scheduled to file post-trial briefs by the end of May 2007. The Company had recorded an obligation of $41 million and $60 million at March 31, 2007 and December 31, 2006, respectively, for this matter.

(c)          Pilot Plan Non-Qualified Pension Benefits—March 2006 Order. In March 2006, in a separate proceeding related to the matter described in item (b) of “Significant Matters Resolved Since Filing the Company’s 2006 Annual Report on Form 10-K,” above, the Bankruptcy Court ruled that the Company was obligated to make payment of all non-qualified pension benefits for the months of November and December 2005 and January 2006. The Bankruptcy Court also ruled that the Company’s obligation to pay non-qualified pension benefits ceased as of January 31, 2006. The Company filed a notice of appeal of the Bankruptcy Court’s ruling to the District Court. URPBPA and ALPA also filed notices of appeal with respect to the Bankruptcy Court’s order, which were subsequently consolidated with the Company’s appeal. United agreed with URPBPA and ALPA to pay, into an escrow account, the disputed non-qualified pension benefits for the months of November and December 2005 and January 2006, an aggregate amount totaling approximately $17 million. The District Court affirmed the Bankruptcy Court’s ruling in September 2006. The Company filed a notice of appeal of the District Court’s ruling to the Court of Appeals. URPBPA and ALPA also appealed the District Court’s decision. The Company subsequently filed a motion to consolidate its appeal from the Bankruptcy Court’s October 2005 non-qualified benefits order with the three appeals from the Bankruptcy Court’s March 2006 non-qualified benefits order. The Court of Appeals denied the Company’s motion, but issued an order staying briefing on the March 2006 non-qualified benefits order until further order of the Court of Appeals. On April 19, 2007, the Court of Appeals reversed the March 2006 order and remanded the case with instructions to the District Court to enter judgment for entry of an order in United’s favor. ALPA and URPBPA may still file petitions for rehearing or for a writ of certiorari with the Supreme Court.

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

With respect to unsecured claims, once a claim is deemed to be valid, either through the Bankruptcy Court process or through other means, the claimant is entitled to a distribution of common stock in the Successor Company. Pursuant to the terms of the Plan of Reorganization, 115 million shares of common stock in the Successor Company have been authorized to satisfy valid unsecured claims. The Bankruptcy Court confirmed the Plan of Reorganization and established January 20, 2006 as the record date for purposes of establishing the persons that are claimholders of record to receive distributions. Approximately 109 million shares have been issued and distributed to holders of valid unsecured claims from February 2, 2006, the first distribution date established in the Plan of Reorganization, to March 31, 2007. As of March 31, 2007, approximately 45,000 valid unsecured claims aggregating to approximately $29.1 billion in claim value had received those common shares to partially satisfy those claims. In April 2007, the Company distributed approximately 2 million additional shares. The approximate 4 million remaining shares are being held in reserve to satisfy all of the remaining disputed and undisputed unsecured claim values, once the remaining claim disputes are resolved. The final distributions may not occur until 2008 pending resolution of bankruptcy matters such as those discussed above.

The Company’s current estimate of the probable range of unsecured claims to be allowed by the Bankruptcy Court is between $29.3 billion and $29.8 billion. Differences between claim amounts filed and the Company’s estimates are being investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims will receive under the Plan of Reorganization only their pro rata share of the distribution of the 115 million shares of common stock of the Successor Company, together with the previously-agreed issuance of certain securities.

With respect to valid administrative and priority claims, pursuant to the terms of the Plan of Reorganization these claims will be satisfied with cash. Many asserted administrative and priority claims still remain unpaid, and the Company will continue to settle claims and file objections with the Bankruptcy Court to eliminate or reduce such claims. In addition, certain disputes, the most significant of which are discussed in “Significant Matters Remaining to be Resolved in Chapter 11 Cases,” above, still remain with respect to the valuation of certain claims. An estimate of these claims was accrued by the Successor Company on the Effective Date based upon the best available evidence of amounts to be paid. However, it should be noted that the claims resolution process is uncertain and adjustments to claims estimates could result in material adjustments to the Successor Company’s financial statements in future periods as a result of court rulings, the receipt of new or revised information or the finalization of these matters. The most significant items included in the adjustments made to this accrual for the three months ended March 31, 2007 were $22 million for the LAX and SFO municipal obligation litigation that is discussed above. These adjustments were recorded as special items in the Company’s Condensed Statements of Consolidated Operations (Unaudited). In the first quarter of 2007, the Company also conclusively settled or revised its estimated obligations for various other matters which resulted in a net credit to income of $15 million. The amounts comprising the $15 million were recorded as credits to operating income against the various income statement expenses to which they relate.

The table below includes activity related to the administrative and priority claims and other bankruptcy-related claim reserves including reserves related to legal, professional and tax matters, among others, for the Successor Company for the three months ended March 31, 2007. These reserves are primarily classified in other current liabilities and other non-current liabilities in the Condensed Statements of Consolidated Financial Position (Unaudited) based on the expected timing of resolution of these matters.

(In millions)
Balance at December 31, 2006	$325
Accruals	3
Accrual adjustments	(40)
Payments	(75)
Balance at March 31, 2007	$213

Reorganization items, net.   SOP 90-7 requires that the financial statements for periods after a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements as reorganization items, net. For the month ended January 31, 2006 the Predecessor Company recognized the following primarily non-cash reorganization income (expense) in its financial statements:

	January
(In millions)	2006
Discharge of claims and liabilities	$24,628	(a)
Revaluation of frequent flyer obligations	(2,399	)(b)
Revaluation of other assets and liabilities	2,106	(c)
Employee-related charges	(898	)(d)
Contract rejection charges	(429	)(e)
Professional fees	(47)
Pension-related charges	(14)
Other	(13)
	$22,934

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

(3) New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which modifies the accounting and disclosure associated with certain aspects of recognition and measurement related to accounting for income taxes. UAL adopted the provisions of FIN 48 effective January 1, 2007. See Note 7, “Income Taxes” for disclosures related to the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for the Company for its fiscal year beginning January 1, 2008, and interim periods within 2008. The Company has not determined the impact of SFAS 157 on its results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement is effective for the Company as of January 1, 2008; however, early adoption is permitted. The Company has not determined the impact, if any, that adoption of this statement will have on its consolidated financial statements.

(4) Common Stockholders’ Equity

Changes in the number of UAL common shares outstanding and held in treasury during the three month period ended March 31, 2007 were as follows:

Three Months
Ended
March 31, 2007
Shares outstanding at beginning of period	112,280,629
Issuance of Successor Company stock to creditors	599,966
Issuance of Successor Company stock to employees	736,642
Forfeiture of non-vested Successor Company restricted stock	(36,755)
Treasury shares acquired	(248,618)
Shares outstanding at end of period	113,331,864
Treasury shares at beginning of period	136,777
Shares acquired for treasury	248,618
Treasury shares at end of period	385,395

See Note 2, “Voluntary Reorganization Under Chapter 11—Claims Resolution Process” and Note 5, “Per Share Amounts” for information regarding approximately 2 million shares distributed in April 2007 and an additional 4 million shares that are reserved and will be distributed periodically to employees and holders of previously allowed claims and disputed claims that are pending final resolution. All treasury shares acquired in 2007 were shares acquired for tax withholding obligations under UAL’s share-based compensation plans.

(5) Per Share Amounts

In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), basic per share amounts were computed by dividing earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding. Approximately 6 million shares remaining to be issued to unsecured creditors and employees under the Plan of Reorganization are included in outstanding basic shares as the necessary conditions for issuance have been satisfied. The table below represents the computation of basic and diluted earnings (loss) per share.

	Successor		Predecessor
(In millions, except per share)	Three Months Ended March 31,	Period from February 1 to March 31,	Period from January 1 to January 31,
	2007	2006	2006
Net income (loss)	$(152)	$(223)	$22,851
Preferred stock dividend requirements	(3)	(2)	(1)
Earnings (loss) available to common stockholders	$(155)	$(225)	$22,850
Basic weighted-average shares outstanding	117.0	115.1	116.2
Earnings (loss) per share, basic and diluted	$(1.32)	$(1.95)	$196.61

In accordance with SFAS 128, no potential common share is included in the diluted per share computation if it is antidilutive. When an entity reports a loss available for common shareholders, the effect of including potential common shares is antidilutive. Accordingly, the Company did not include any potential common shares in the diluted per share computations for the periods that resulted in a loss. For the three month period ended March 31, 2007, the two month period ended March 31, 2006 and the month ended January 31, 2006, the Company did not include 4.4 million, 5.7 million, and 9.0 million of outstanding stock options, respectively, in the diluted per share computation as they were antidilutive during those periods. In addition, for the three months ended March 31, 2007, and the two months ended March 31, 2006, the Company did not include 20.8 million and 15.5 million, respectively, of potential common shares related to the 4.5% senior limited-subordination convertible notes, 10.9 million and 10.7 million, respectively, of potential common shares related to the convertible preferred securities, 3.2 million and 3.2 million, respectively, of potential common shares related to the 5% convertible notes and 2.0 million and 3.8 million, respectively, of nonvested restricted shares in the diluted per share computation as they were determined to be antidilutive.

(6) Share-Based Compensation Plans

Predecessor Company—As of January 31, 2006, a total of 9 million stock options were outstanding. Under the Company’s Plan of Reorganization, these stock options were canceled upon the Effective Date. No material share-based compensation expense was incurred as a result of these outstanding options for the month of January 2006.

Successor Company—As part of the Plan of Reorganization the Bankruptcy Court approved UAL’s share-based compensation plans known as the Director Equity Incentive Plan (“DEIP”) and the Management Equity Incentive Plan (“MEIP”) which became effective on February 1, 2006. A total of 952,221 and 996,536 awards were available for grant as of March 31, 2007 and December 31, 2006, respectively, under the MEIP and DEIP. The Company recognized share-based compensation expense of $15 million and $69 million during the three months ended March 31, 2007 and the two months ended March 31, 2006, respectively. Unrecognized share-based compensation expense was $69 million and $80 million as of March 31, 2007 and December 31, 2006, respectively.

The table below summarizes stock option activity pursuant to the Company’s MEIP stock options for the three months ended March 31, 2007:

Options
Outstanding at beginning of period	5,064,672
Granted	93,766
Exercised	(674,008)
Canceled	(75,750)
Outstanding at end of period	4,408,680
Exercisable at end of period	401,532

The table below summarizes Restricted Stock activity for the three months ended March 31, 2007:

Restricted Stock
Nonvested at beginning of period	2,712,787
Granted	62,634
Vested	(721,326)
Terminated	(36,755)
Nonvested at end of period	2,017,340

(7) Income Taxes

The Successor Company had an effective tax rate of 36% and zero percent in the three months ended March 31, 2007, and the two months ended March 31, 2006, respectively, based on forecasted annual income for these periods. The most significant items impacting the effective tax rate were non-deductible meals and entertainment expense and nondeductible interest on certain of the Company’s notes. These increases to the effective tax rate were partially offset by a favorable impact from the non-taxable Medicare Part D subsidy. The Predecessor Company had an effective tax rate of zero percent for the month ended January 31, 2006. As of March 31, 2007, the Company had a federal net operating loss carry forward of $7.0 billion.

The Company’s management assesses the realizability of its deferred tax assets, and records a valuation allowance for the deferred tax assets when it is more likely than not that a portion, or all of the deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. As such, the Company had a valuation allowance against its deferred tax assets of $2,240 million and $2,248 million as of March 31, 2007 and December 31, 2006, respectively, to reflect management’s assessment regarding the realizability of the deferred tax assets. The Company expects to continue to maintain a valuation allowance on deferred tax assets until other positive evidence is sufficient to justify realization. Future reductions in the valuation allowance will be allocated to reduce goodwill and then other intangible assets.

The Company adopted the provisions of FIN 48 on January 1, 2007 and recorded a $16 million decrease in the liability for uncertain income tax matters recorded under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5). In addition, the Company adjusted deferred tax assets for net operating loss carry forwards and deferred taxes for certain other temporary differences; these entries were offset by a net adjustment to the valuation allowance. As a result of the adoption of FIN 48, the Company generated an unrecognized tax benefit of $49 million. Unrecognized tax benefits of $6 million will impact the Company’s effective tax rate, if recognized. Goodwill changed by $13 million during the three months ended March 31, 2007 resulting from the adoption of FIN 48.

The amount of unrecognized tax benefits did not materially change from January 1, 2007 to March 31, 2007. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to result in a significant impact on the results of operations or the financial position of the Company.

The Company records interest expense associated with income taxes as interest expense and penalties as other operating expense in the Condensed Statements of Operations (Unaudited). As of January 1, 2007, UAL had accrued interest of $1 million and had accrued no penalties. These amounts did not materially change as of March 31, 2007.

UAL’s income tax returns for tax years after 2002 remain subject to examination by the Internal Revenue Service and state taxing jurisdictions.

As a result of the Company’s emergence from bankruptcy, the Company has an unrealized tax benefit of $782 million at March 31, 2007 and December 31, 2006, resulting from an excess tax deduction of $2.1 billion. The excess tax deduction represents the difference between the total tax deduction available, which is equal to the fair value of the common stock issued to certain unsecured creditors and employees pursuant to the Plan of Reorganization, and the amount of the deduction attributable to the amount expensed, which is the value of the stock determined in the Plan of Reorganization. The Company has accounted for the excess tax deduction by analogy to Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, and will recognize this deduction when it is realized as a reduction of taxes payable.

(8) Retirement and Postretirement Plans

The Company contributes to defined contribution plans on behalf of most of its employees, particularly within the US. Internationally, the Company maintains a number of small pension plans covering much of its local, non-US workforce. The Company also provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees, which are reflected as “Other Benefits” in the tables below. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

The net periodic benefit cost included the following components:

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
	Three Months Ended March 31,	Period from February 1 to March 31,	Period from January 1 to January 31,	Three Months Ended March 31,	Period from February 1 to March 31,	Period from January 1 to January 31,
(In millions)	2007	2006	2006	2007	2006	2006
Service cost	$2	$2	$1	$9	$6	$3
Interest cost	2	2	1	31	21	11
Expected return on plan assets	(2)	(2)	(1)	(1)	(1)	(1)
Amortization of prior service cost (credit) including transition obligation	—	—	—	—	—	(13)
Amortization of unrecognized (gain) loss	—	—	—	(2)	—	8
Net periodic benefit costs	$2	$2	$1	$37	$26	$8

(9) Segment Information

The Company manages its business by two reportable segments: mainline and United Express which were reported as segments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In 2006, in light of the Company’s bankruptcy-related restructuring and organizational changes, management reevaluated the Company’s segment reporting. As a result, management determined that the geographic regions and UAL Loyalty Services, LLC, which were previously reported as segments, are no longer reportable segments requiring disclosure under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

The table below includes financial information for the three month period ended March 31, 2007, the two month period from February 1 to March 31, 2006 and the one month period ended January 31, 2006. Amounts for the 2006 periods have been reclassified from prior period presentation to conform to the Company’s new mainline and United Express segments.

	Successor		Predecessor
	Three Months Ended	Period from February 1 to	Period from January 1 to
	March 31,	March 31,	January 31,
(In millions)	2007	2006	2006
Revenue:
Mainline	$3,698	$2,542	$1,254
United Express	675	465	204
Total	$4,373	$3,007	$1,458
Segment earnings (loss) and reconciliation to Condensed Statements of Consolidated Operations:
Mainline	$(241)	$(220)	$(59)
United Express	(17)	(3)	(24)
Reorganization items, net	—	—	22,934
Special operating items	22	—	—
Consolidated earnings (loss) before income taxes	$(236)	$(223)	$22,851

(10) Comprehensive Income (Loss)

For the three month period ended March 31, 2007, the two month period ended March 31, 2006, and the one month period ended January 31, 2006, total comprehensive income (loss) was $(145) million, $(215) million, and $22.9 billion, respectively. The differences between net income (loss) and total comprehensive income (loss) are due to changes in the fair value of an interest rate swap that was accounted for a cash flow hedge as discussed in Note 12, “Financial Instruments and Risk Management.” In addition, comprehensive loss for the three months ended March 31, 2007, includes amortization of deferred net periodic pension costs that were initially recorded as a component of accumulated other comprehensive income upon adoption of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Pensions and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R, for the year ended December 31, 2006.

(11) Debt Obligations

See the Company’s 2006 Annual Report on Form 10-K for a detailed discussion of its debt obligations. The following is a discussion of the Company’s prepayment and amendment of its $3.0 billion revolving credit, term loan and guarantee agreement dated February 1, 2006 (the “Credit Facility”) during February 2007.

On February 2, 2007, the Company prepaid $972 million of its Credit Facility debt and entered into an amended and restated revolving credit, term loan and guaranty agreement (the “Amended Credit Facility”) that, among other things, reduced the size of the facility from $3.0 billion to $2.055 billion, reduced the applicable interest rates, and provided for a more limited collateral package and a relaxation of certain restrictive covenants. There were no prepayment penalties associated with this debt retirement. In the first quarter of 2007, the Company expensed $17 million of deferred financing costs which were related to the portion of the Credit Facility prepaid in 2007 and were included in other assets in the December 31, 2006 Statements of Consolidated Financial Position. In connection with the amendment of the Credit Facility in 2007, the Company incurred financing costs of $10 million, of which $6 million was expensed and $4 million was capitalized in accordance with applicable GAAP. The financing costs associated with the Credit Facility prepayment and amendment, which were expensed in the first quarter of 2007, are classified as a component of interest expense in our Condensed Statements of Consolidated Operations (Unaudited).

The Amended Credit Facility was provided by a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Citicorp Global Markets, Inc. (“CITI”), as joint lead arrangers and joint bookrunners: JPMorgan Chase Bank, N.A. (“JPMCB”) and CITI, as co-administrative agents and co-collateral agents, Credit Suisse Securities (USA) LLC, as syndication agent, and JPMCB, as paying agent. The Amended Credit Facility provides for a total commitment of up to $2.055 billion, comprised of two separate tranches: (i) a Tranche A consisting of $255 million revolving commitment available for Tranche A loans and standby letters of credit and (ii) a Tranche B consisting of a term loan commitment of $1.8 billion. The Tranche A loans mature on February 1, 2012, and the Tranche B loans mature on February 1, 2014.

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

United’s obligations under the Amended Credit Facility are unconditionally guaranteed by UAL Corporation and certain of its direct and indirect domestic subsidiaries, other than certain immaterial subsidiaries (“Guarantors”). On the closing date for the Amended Credit Facility, the obligations are secured by a security interest in the following tangible and intangible assets of United and the Guarantors: (i) the Pacific (Narita, China and Hong Kong) and Atlantic (Heathrow) routes (the “Primary Routes”), (ii) primary foreign slots, primary domestic slots, certain gate interests in domestic airport terminals and certain supporting route facilities, (iii) certain spare engines, (iv) certain quick engine change kits, (v) certain owned real property and related fixtures, and (vi) certain flight simulators (the “Collateral”). After the closing date, and subject to certain conditions, United and the Guarantors may grant a security interest in the following assets, in substitution for certain Collateral (which may be released from the lien in support of the Amended Credit Facility upon the satisfaction of certain conditions): (a) certain aircraft, (b) certain spare parts, (c) certain ground handling equipment, and (d) accounts receivable.

The Amended Credit Facility contains covenants that will limit the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business. The Amended Credit Facility also requires compliance with the following financial covenants: (i) a minimum ratio of EBITDAR to the sum of cash interest expense, aircraft rent and scheduled debt payments, (ii) a minimum unrestricted cash balance of $750 million, and (iii) a minimum ratio of market value of collateral to the sum of (a) the aggregate outstanding amount of the loans plus (b) the undrawn amount of outstanding letters of credit, plus (c) the unreimbursed amount of drawings under such letters of credit and (d) the termination value of certain interest rate protection and hedging agreements with the Amended Credit Facility lenders and their affiliates, of 150% at any time, or 200% at any time following the release of Primary Routes having an appraised value in excess of $1 billion (unless the Primary Routes are the only collateral then pledged). Failure to comply with the Amended Credit Facility covenants could result in a default under the Amended Credit Facility unless the Company were to obtain a waiver of, or otherwise mitigate or cure, the default. Additionally, the Amended Credit Facility contains a cross-default provision with respect to any other agreement for indebtedness that exceeds $50 million. A default under such other indebtedness arrangement could result in a termination of the Amended Credit Facility and a requirement to accelerate repayment of all outstanding facility borrowings.

(12) Financial Instruments and Risk Management

Instruments designated as cash flow hedges receive favorable accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as long as the hedge is highly effective and the underlying transaction is probable. If both factors are present, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income (loss) until earnings are affected by the cash flows being hedged. Instruments classified as economic hedges do not qualify for hedge accounting under SFAS 133. Under this classification all changes in the fair value of these contracts are recorded currently in operating income, with the offset to either current assets or liabilities each reporting period.

Aircraft Fuel Hedges. The Company has a risk management strategy to hedge a portion of its price risk related to projected jet fuel requirements primarily through collar options. The collars involve the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates.

For the one month period ended January 31, 2006, the Predecessor Company had no fuel hedges in place. In the three month period ended March 31, 2007 and the two month period ended March 31, 2006, the Successor Company entered into and settled various derivative positions that were classified as economic hedges.

In the three months ended March 31, 2007 and the two months ended March 31, 2006, mainline fuel expense included income of $21 million and $9 million, respectively, from gains on economic hedges. For the three months ended March 31, 2007, the gain of $21 million included $3 million of realized loss on settled contracts and $24 million of unrealized mark-to-market gains for contracts settling after March 31, 2007.

As of March 31, 2007, the Company had hedged 23% of forecasted second quarter of 2007 fuel consumption through crude oil collars and swaps. On a weighted-average basis, hedge protection begins if crude exceeds $59 per barrel and is capped at $69 per barrel. Conversely, payment obligations begin if crude, on a weighted-average basis, drops below $55 per barrel.

Interest Rate Swap. From time to time, the Company may use interest rate swap agreements to limit its exposure to interest rate movements within the parameters of the Company’s interest rate hedging policy. In February 2006, the Company entered into an interest rate swap with an initial notional amount of $2.45 billion that would have decreased to $1.8 billion over the term of the swap. The swap would have expired in February 2012 and required that the Company pay a fixed rate of 5.14% and receive a floating rate based on the three-month LIBOR rate. In January 2007, as a result of the Company’s reevaluation of the mix of fixed-rate and floating-rate debt in its debt portfolio, the Company terminated the swap for a payment of $4 million.

(13) Commitments, Contingent Liabilities and Uncertainties

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

Bankruptcy Matters.   See Note 2, “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases,” for a discussion of contingencies arising from the Company’s bankruptcy proceedings.

Legal and Environmental Contingencies.   UAL has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company’s consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

The Company anticipates that if ultimately found liable, its damages from claims arising from the events of September 11, 2001 could be significant; however, the Company believes that, under the Air Transportation Safety and System Stabilization Act of 2001, its liability will be limited to its insurance coverage.

Commitments.   At March 31, 2007, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.5 billion, after deducting advance payments. The Company’s current commitments are primarily for the purchase of, in the aggregate, 42 A319 and A320 aircraft. However, the Company has the right to cancel these orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take delivery of these aircraft. The Company’s current commitments would require the payment of an estimated $0.2 billion in 2007, $0.1 billion for the combined years of 2008 and 2009, $0.7 billion for the combined years of 2010 and 2011 and $1.5 billion thereafter.

Municipal Bond Guarantees.   The Company has entered into long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds. These bonds were issued by various local municipalities to build or improve airport and maintenance facilities. Under these lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As a result of the bankruptcy proceedings, many of the agreements were considered unsecured pre-petition debt. In 2006, as a result of the final Bankruptcy Court decisions, certain leases were considered to be financings resulting in the Company’s guarantees being discharged in bankruptcy. The Company’s lease of certain assets at the Denver International Airport was not rejected; therefore, the Company still has a guarantee under this lease. The Company has guaranteed interest and principal payments on $261 million of the City and County of Denver, Colorado 6-7/8% Special Facilities Airport Revenue Bonds (United Air Lines Project) Series 1992A (the “Denver Bonds”), which were issued in 1992 and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. These bonds are callable by the Company. The outstanding bonds and related guarantee are not recorded in the Company’s Condensed Statements of Consolidated Financial Position at March 31, 2007 or December 31, 2006. The Company is in discussions with the City and County of Denver, Colorado, to consider the possibility of refinancing the Denver Bonds. Any decision to proceed with the refinancing will be conditioned on receiving the necessary public approvals and on favorable market conditions.

Tax Contingencies.   The Company has recorded reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Certain of these reserves are for uncertain income tax positions taken on income tax returns which are accounted for in accordance with FIN 48, effective January 1, 2007. Contingencies for taxes which are not based on income (i.e., gross receipts, revenues, sales taxes, etc.) are accounted for in accordance with SFAS 5. Although it believes that the positions taken on previously filed tax returns are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company’s tax contingency reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. See Note 7, “Income Taxes,” for further information related to uncertain income tax positions and the adoption of FIN 48.

(14) Open Skies Agreement

On April 30, 2007, the U.S. government and the European Union (“EU”) signed a transatlantic aviation agreement to replace the existing bilateral arrangements between the U.S. Government and the 27 EU member states. The agreement will become effective at the end of March 2008.

The agreement is based on the U.S. open skies model and authorizes U.S. airlines to operate between the United States and any point in the EU and beyond, free from government restrictions on capacity, frequencies and scheduling and provides EU carriers with reciprocal rights in these U.S./EU markets. The agreement also authorizes all U.S. and EU carriers to operate services between the United States and

London Heathrow, thereby potentially adding new competition to United’s Heathrow operation, although Heathrow is currently subject to both slot and facility constraints which may practically limit the extent of new competition in the near term. This agreement does not provide for a reallocation of existing slots among carriers.

As of March 31, 2007 and December 31, 2006, the Company had recorded indefinite-lived intangible assets of $255 million for its rights associated with certain Heathrow slots. The Company’s annual impairment test for these assets was performed as of October 1, 2006 and no impairment was indicated at that time. The implementation of open skies may result in a future determination that these assets are impaired in whole or in part, or in a future determination that they should be reclassified as definite-lived assets with amortization expense recognized thereon. Such future determinations could result in material charges to earnings in those future periods. The Company will continue to closely monitor developments associated with the open skies agreement and assess the potential impacts of these developments on the Company’s recorded intangible assets in accordance with GAAP.

(15) Statement of Consolidated Cash Flows—Supplemental Disclosures

Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Successor		Predecessor
	Three Months Ended March 31,	Period from February 1 to March 31,	Period from January 1 to 31,
(In millions)	2007	2006	2006
Cash paid during the period for:
Interest (net of amounts capitalized)	$210	$102	$35
Income taxes	—	—	—
Non-cash investing and financing activities:
Long-term debt incurred for additions to other assets	$—	$137	$—

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

United is one of the largest passenger airlines in the world with more than 3,600 flights a day to more than 200 destinations through its mainline and United Express services. United offers more than 1,550 average daily mainline (including Ted(SM)) departures to more than 120 destinations in 30 countries and two U.S. territories. United provides regional service, connecting primarily via United’s domestic hubs, through marketing relationships with United Express carriers, which provide more than 2,050 average daily departures to approximately 160 destinations. United serves virtually every major market around the world, either directly or through its participation in the Star Alliance®, the world’s largest airline network.

Bankruptcy Matters.   On December 9, 2002 (the “Petition Date”), UAL, United and 26 direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). On January 20, 2006, the Bankruptcy Court confirmed the Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the “Effective Date”). On the Effective Date, UAL implemented fresh-start reporting, which resulted in significant changes as compared to the historical financial statements. See Note 2, “Voluntary Reorganization Under Chapter 11” in Notes to Condensed Consolidated Financial Statements (Unaudited) for further information regarding bankruptcy matters.

Recent Developments.   The Company believes its restructuring has made the Company competitive with its network airline peers. However, the Company seeks to continuously improve the delivery of its products and services to its customers, reduce its costs, and increase its revenues. Some of these initiatives and other 2007 developments include the following:

•       In February 2007, the Company prepaid $972 million of Credit Facility debt and amended certain terms of the Credit Facility. The Amended Credit Facility requires significantly less collateral as compared to the Credit Facility and is expected to provide net interest expense savings of approximately $70 million annually. This amount represents the net impact of reduced interest expense and interest income as a result of lower cash and debt balances, as well as a more favorable interest rate on the Amended Credit Facility. See the Liquidity and Capital Resources section, below, and Note 11, “Debt Obligations,” in Notes to Condensed Consolidated Financial Statements (Unaudited) for further information related to this new facility.

•       In 2006, the Company announced a program to reduce projected 2007 expenses by $400 million. United has identified some specific programs to realize a portion of these savings, and continues to identify and evaluate other savings opportunities. For example, the Company expects to reduce costs by approximately $200 million through savings in such areas as telecommunications, airport services, catering, maintenance materials, aircraft ground handling and regional affiliates. United also expects to reduce advertising and marketing costs by as much as $60 million. The implementation of a new flight planning system, and reduced block time opportunities, are expected to generate approximately $40 million in savings. In addition, the Company estimates a $100 million reduction in general and administrative expense, which includes a reduction of salaried and management positions. The Company realized approximately $135 million of these cost reductions in 2006 and is on track to achieve the remaining $265 million in 2007.

•       United received final U.S. Department of Transportation (“DOT”) approval for its nonstop service between Washington Dulles International Airport (“Dulles”) and Beijing in February of 2007. This new service commenced on March 28, 2007. In addition, United’s new nonstop service between Dulles and Rome commenced on April 1, 2007.

•       In April 2007, the Company announced it has signed a long-term contract with the U.S. Postal Service (USPS) for the carriage of domestic mail beginning in April 2007. The Company could generate revenues up to $400 million over the term of the agreement, which terminates in September 2011. United has continued to carry international mail for the USPS after its former domestic mail contract ended in June 2006.

•       The U.S. government and the European Union (“EU”) recently signed a transatlantic aviation agreement to replace the existing bilateral arrangements between the U.S. Government and the 27 EU member states. The agreement will become effective at the end of March 2008. The future benefits of this agreement cannot be predicted due to potential increased competition; however, we have already taken actions to capitalize on opportunities with the new agreement, including United’s recent application to complete its antitrust immunity with bmi that would allow the two airlines to integrate their operations at London’s Heathrow airport.

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

•       On May 3, 2007, United announced that it had signed a non-binding letter of intent with Aloha Airlines to expand their existing code share arrangement and to strengthen their marketing relationship. As part of this expanded arrangement, United would receive a minority equity position in Aloha in the form of non-voting stock and a seat on Aloha’s board of directors.

Financial Results.   Upon the Company’s emergence from Chapter 11 bankruptcy protection, it adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). Thus, the consolidated financial statements before February 1, 2006 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting, which incorporates fair value adjustments recorded from the application of SOP 90-7. Therefore, financial statements for the post-emergence periods are not comparable to the pre-emergence period financial statements. References to “Successor Company” refer to the Company on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor Company” refer to the Company before its exit from bankruptcy on February 1, 2006.

For purposes of preparing year-over-year discussions of the results of operations, management has compared the Successor Company’s results for the three months ending March 31, 2007, to the combined results for the one month period ended January 31, 2006 and two month period ended March 31, 2006. The presentation of results for the combined three month period of 2006 is a non-GAAP measure.

However, management believes that use of a combined 2006 period provides a better basis of comparison to the three month period of 2007.

The air travel business is subject to seasonal fluctuations and historically, the Company’s results of operations are better in the second and third quarters as compared to the first and fourth quarters of the year. The Company’s operations can be impacted by adverse weather in any period and our first and fourth quarter results normally reflect reduced travel demand.

The table below presents certain financial statement items to provide an overview of our financial performance in the first quarter of 2007 as compared to the same period in 2006:

	Successor	Combined	Successor	Predecessor
	Three	Three
	Months	Months	Period from	Period from
	Ended	Ended	February 1 to	January 1 to
	March 31,	March 31,	March 31,	January 31,
(In millions)	2007	2006(a)	2006	2006
Loss before reorganization items, income taxes and equity in earnings of affiliates	$(237)	$(311)	$(223)	$(88)
Reorganization items, net	—	22,934	—	22,934
Income tax benefit	(84)	—	—	—
Equity in earnings of affiliates, net of tax	1	5	—	5
Net income (loss)	$(152)	$22,628	$(223)	$22,851

(a)           The combined period includes the results for the one month period ended January 31, 2006 (Predecessor Company) and the two month period ended March 31, 2006 (Successor Company).

The Company’s loss before reorganization items, income taxes and equity in earnings of affiliates in the first quarter of 2007 improved by $74 million, or 24%, as compared to the first quarter of 2006. The following items highlight some of the more significant variances in the 2007 period as compared to the 2006 period. For a more detailed discussion of these items and additional factors impacting our financial performance see the Results of Operations section below.

•       Passenger revenues were flat, increasing by less than 1% in the first quarter of 2007 as compared to the year-ago period. However, our revenue passenger miles (RPMs) increased by 1.4% year over year. The passenger revenues were negatively impacted by deferred revenue associated with the Mileage Plus program, which primarily resulted from a net increase in outstanding miles.

•       We reduced our accrual for bankruptcy litigation associated with potential security interests in our San Francisco International Airport (“SFO”) and Los Angeles International Airport (“LAX”) facility leases by a total of $22 million based on an updated analysis of our potential obligations. This benefit to income is classified as a special item in the Condensed Statements of Consolidated Operations (Unaudited).

•       We recognized an income tax benefit of $84 million in the first quarter of 2007. An income tax benefit was not recorded in the year-ago period.

Liquidity.   Despite the $972 million debt prepayment of the Credit Facility in the first quarter of 2007, the Company had total cash, including restricted cash and short-term investments, of $4.2 billion as of March 31, 2007. The Company’s strong cash position resulted from its recapitalization upon UAL’s emergence from bankruptcy and strong operating cash flows since emerging from bankruptcy. Cash from operations was $626 million during the three month period ended March 31, 2007, as compared to operating cash flow of $453 million in the combined three month period of 2006. See the Liquidity and Capital Resources section below for further information related to the debt prepayment and credit facility amendment.

Capital Commitments.   At March 31, 2007, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.5 billion, after deducting advance payments. Our current commitments are primarily for the purchase of A319 and A320 aircraft. The Company has the right to cancel these orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take future delivery of these aircraft. For further details, see Note 13, “Commitments, Contingent Liabilities and Uncertainties” in Notes to Condensed Consolidated Financial Statements (Unaudited).

Contingencies.   During the course of its Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved most pending claims against the Debtors. However, the following material matters remain to be resolved in the Bankruptcy Court. The following discussion provides an overview of the status of unresolved bankruptcy matters as well as other contingencies. For further details on these matters, see Note 2, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations” and Note 13, “Commitments, Contingent Liabilities and Uncertainties” in Notes to Condensed Consolidated Financial Statements (Unaudited).

Municipal Bond Obligations & Off-Balance Sheet Financing.   The Company is a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds issued by various local municipalities to build or improve airport and maintenance facilities. The Company had been advised that these municipal bonds may have been unsecured (or in certain instances, partially secured) pre-petition debt. In 2006, certain of the Company’s municipal bond obligations relating to LAX and SFO were conclusively adjudicated through the Bankruptcy Court as financings and not true leases; however, there remains pending litigation to determine the value of the security interests, if any, that the bondholders at LAX and SFO have in the underlying UAL leaseholds.

The bonds relating to Denver International Airport were conclusively adjudicated as a true lease. The Company has guaranteed $261 million of the City and County of Denver, Colorado 6-7/8% Special Facilities Airport Revenue Bonds (United Air Lines Project) Series 1992A (the “Denver Bonds”). These bonds are callable by the Company. The outstanding bonds and related guarantee are not recorded in the Company’s Condensed Consolidated Statements of Consolidated Financial Position. The Company is in discussions with the City and County of Denver, Colorado, to consider the possibility of refinancing the Denver Bonds. Any decision to proceed with the refinancing will be conditioned on receiving the necessary public approvals and on favorable market conditions.

Pension Benefit Terminations.   In June 2006, the District Court entered an order approving the termination of the United Airlines Pilot Defined Benefit Pension Plan (“Pilot Plan”). The Air Line Pilots Association (“ALPA”), United Retired Pilots Benefit Protection Association (“URPBPA”) and the Pension Benefit Guaranty Corporation each filed appeals with the Court of Appeals. On October 25, 2006, the Court of Appeals affirmed the District Court’s order approving the termination of the Pilot Plan effective December 30, 2004. Both ALPA and URPBPA filed petitions for writ of certiorari from the Supreme Court. On April 2, 2007, the Supreme Court denied such petitions, effectively terminating those proceedings.

There was a dispute with respect to the continuing obligation of United to pay non-qualified pension benefits to retired pilots pending settlement of the involuntary termination proceeding. On October 6, 2005, the Bankruptcy Court ruled that the Company was obligated to make payment of all non-qualified pension benefits for October 2005. During the first quarter of 2006, the District Court dismissed the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order in light of its earlier decision reversing the Bankruptcy Court’s termination order. On October 25, 2006, the Court of Appeals reversed the District Court’s order dismissing for lack of ripeness the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order and remanded the case with instructions to reverse the Bankruptcy Court’s order compelling payment of non-qualified benefits for October 2005. On November 6, 2006, ALPA filed a petition for rehearing on the Court of Appeals reversal of the October 6, 2005 order. Both ALPA and

URPBPA filed petitions for writ of certiorari from the Supreme Court on this issue. On April 2, 2007, the Supreme Court denied such petitions, effectively terminating those proceedings.

In March 2006, the Bankruptcy Court ruled that the Company was obligated to make payment of all pilot non-qualified pension benefits for the months of November and December 2005 and January 2006. The Bankruptcy Court also ruled that the Company’s obligation to pay pilot non-qualified pension benefits ceased as of January 31, 2006. The Company filed a notice of appeal of the Bankruptcy Court’s ruling to the District Court. URPBPA and ALPA also filed notices of appeal with respect to the Bankruptcy Court’s order, which were subsequently consolidated with the Company’s appeal. United agreed with URPBPA and ALPA to pay into an escrow account the disputed non-qualified pension benefits for the months of November and December 2005 and January 2006, an aggregate amount totaling approximately $17 million. The District Court affirmed the Bankruptcy Court’s ruling in September 2006. The Company filed a notice of appeal of the District Court’s ruling to the Court of Appeals. URPBPA and ALPA also appealed the District Court’s decision. The Company subsequently filed a motion to consolidate its appeal from the Bankruptcy Court’s October 2005 non-qualified benefits order with the three appeals from the Bankruptcy Court’s March 2006 non-qualified benefits order. The Court of Appeals denied the Company’s motion, but issued an order staying briefing on the March 2006 non-qualified benefits order until further order of the Court of Appeals. On April 19, 2007, the Court of Appeals reversed the March 2006 order and remanded the case with instructions to the District Court to enter judgment for entry of an order in United’s favor. ALPA and URPBPA may still file petitions for rehearing or for a writ of certiorari with the Supreme Court.

Legal and Environmental.   The Company has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company’s consolidated financial position or results of operations. When appropriate, the Company accrues for these matters based on its assessments of the likely outcomes of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

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

Results of Operations

As described in the Overview section above, presentation of the combined three month period ended March 31, 2006 is a non-GAAP measure; however, management believes it is useful for comparison with the three months ended March 31, 2007.

The Company’s loss from operations of $92 million in the three months ended March 31, 2007 improved by $79 million as compared to the operating loss of $171 million in the combined three months ended March 31, 2006. The Company’s net loss was $152 million in the three month period ended March 31, 2007 as compared to net income of $22.6 billion in the combined three month period ended March 31, 2006. The difference of approximately $22.8 billion was due to reorganization income of $22.9 billion in the 2006 period partially offset by an income tax benefit of $0.1 billion in the 2007 period.

See Note 2, “Voluntary Reorganization Under Chapter 11—Reorganization items” in Notes to Condensed Consolidated Financial Statements (Unaudited) for further information on reorganization items.

Operating Revenues.   The following table illustrates the year-over-year percentage change in revenues on a consolidated basis:

	Successor	Combined	Successor	Predecessor
	Three	Three
	Months	Months	Period from	Period from
	Ended	Ended	February 1 to	January 1 to
	March 31,	March 31,	March 31,	January 31,	$	%
(In millions)	2007	2006(a)	2006	2006	Change	Change
Operating revenues:
Passenger—United Airlines	$3,264	$3,256	$2,182	$1,074	$8	—
Passenger—Regional Affiliates	675	669	465	204	6	1
Cargo	168	180	124	56	(12)	(7)
Other operating revenues	266	360	236	124	(94)	(26)
	$4,373	$4,465	$3,007	$1,458	$(92)	(2)

(a)           The combined period includes the results for the one month period ended January 31, 2006 (Predecessor Company) and the two month period ended March 31, 2006 (Successor Company).

Mainline and United Express passenger revenues, which were relatively flat in first quarter of 2007 as compared to the first quarter of 2006, are discussed below.

Cargo revenues decreased by approximately $12 million, or 7%, in the three month period ended March 31, 2007 as compared to the same period in 2006. This decrease was partly due to the termination of our former contract to carry U.S. domestic mail for the USPS as of June 30, 2006. However, since this contract termination we have continued to carry international mail for the USPS, and recently entered into a new contract to carry domestic mail as discussed above. Decreased traffic and yield for the Pacific region also contributed to the decrease in cargo revenues. The traffic and yield decreases were due to increased competition in the region, primarily from capacity added by foreign carriers.

Other operating revenues decreased by $94 million, or 26%, in the three month period ended March 31, 2007 as compared to the same period in 2006. Lower jet fuel sales to third parties by our subsidiary, United Aviation Fuel Corporation (“UAFC”) accounted for $81 million of the other revenue decrease. This decrease was due to several factors, including decreased UAFC sales to our regional affiliates; decreased sales due to our decision not to renew various supply agreements to other carriers; and, decreased sales of excess inventory. The decrease in UAFC sales had virtually no impact on our operating margin, because UAFC cost of sales decreased by $82 million in the first quarter of 2007 as compared to the year-ago period. Other revenues were also negatively impacted by approximately $18 million in the first quarter of 2007 as compared to the first quarter of 2006 due to a reduction in low-margin third-party maintenance work.

The table below presents selected passenger revenues and operating data by geographic region and the Company’s mainline and United Express segments expressed as period-to-period changes:

2007	North America		Pacific		Atlantic		Latin		Mainline		United Express		Consolidated

Increase (decrease) from 2006 (a):
Passenger revenues (in millions)	$(85)		$32		$62		$(1)		$8		$6		$14
Passenger revenues	(4.1)%		4.9%		15.9%		(1.0)%		0.2%		0.9%		0.4%
Available seat miles (ASMs)	—%		0.8%		5.8%		(14.9)%		0.1%		5.2%		0.6%
Revenue passenger miles (RPMs)	0.7%		1.1%		7.3%		(11.4)%		1.0%		5.4%		1.4%
Load factor (points)	0.6	pts.	0.3	pts.	1.2	pts.	3.1	pts.	0.7	pts.	0.2	pts.	0.6	pts.
Yield (b)	(4.7)%		3.9%		8.7%		10.0%		(0.7)%		(4.3)%		(1.0)%

(a)           Variances are from the combined 2006 period that includes the results for the one month period ended January 31, 2006 (Predecessor Company) and the two month period ended March 31, 2006 (Successor Company).

(b)          Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs. Yields for geographic regions exclude charter revenue and RPMs.

Mainline passenger and United Express revenues were relatively unchanged, increasing by only $8 million and $6 million, respectively, in the 2007 period as compared to the same period in 2006. In the first quarter of 2007, mainline revenues benefited from a 0.7 point increase in load factor as compared to the first quarter of 2006; this benefit was offset by a 0.7% decrease in yield. In the same periods, United Express revenues benefited from a 0.2 point increase in load factor, which was offset by a 4.3% decrease in yield. Revenues and yields for both segments were negatively impacted by the accounting for deferred revenue under our Mileage Plus program and to a lesser extent, severe storms in first quarter of 2007 that decreased total passenger revenue by an estimated $32 million. Mileage Plus revenue was approximately $94 million lower in the 2007 period due to an increase in outstanding mileage credits due to various promotional programs and one additional month of the application of this new method of accounting in 2007, as this accounting policy was initially applied as of February 1, 2006. Partially offsetting these negative Mileage Plus impacts was a benefit due to a change in the Mileage Plus expiration period policy from 36 months to 18 months as discussed in the Critical Accounting Policies section below. Mileage Plus customer accounts are now deactivated after 18 months of inactivity, effective December 31, 2007. The Company estimates the number of accounts that will eventually become deactivated and ratably reduces its deferred revenue balance for estimated deactivated accounts over the expiration period.

Operating Expenses.   The table below includes the year-over-year dollar and percentage changes in operating expenses. Significant fluctuations are discussed below.

	Successor	Combined	Successor	Predecessor
	Three	Three
	Months	Months	Period from	Period from
	Ended	Ended	February 1 to	January 1 to
	March 31,	March 31,	March 31,	January 31,	$	%
(In millions)	2007	2006(a)	2006	2006	Change	Change
Operating expenses:
Salaries and related costs	$1,068	$1,084	$726	$358	$(16)	(1)
Aircraft fuel	1,041	1,067	705	362	(26)	(2)
Regional affiliates	692	696	468	228	(4)	(1)
Purchased services	301	304	206	98	(3)	(1)
Aircraft maintenance materials and outside repairs	281	259	179	80	22	8
Landing fees and other rent	238	220	145	75	18	8
Depreciation and amortization	220	216	148	68	4	2
Distribution expenses	188	201	141	60	(13)	(6)
Aircraft rent	100	105	75	30	(5)	(5)
Cost of third party sales	93	193	128	65	(100)	(52)
Special operating items	(22)	—	—	—	(22)	—
Other operating expenses	265	291	205	86	(26)	(9)
	$4,465	$4,636	$3,126	$1,510	$(171)	(4)

(a)           The combined period includes the results for the one month ended January 31, 2006 (Predecessor Company) and the two months ended March 31, 2006 (Successor Company).

As discussed in Note 1, “Basis of Presentation,” in Notes to Condensed Consolidated Financial Statements (Unaudited), distribution expenses include commissions, global distribution systems (“GDS”) and credit card transaction fees. Prior period information has been reclassified to conform to the current period presentation. Previously, GDS and credit card transaction fees were classified as components of purchased services and commissions were reported as a separate expense item in the Company’s Form 10-Q for the quarterly period ended March 31, 2006.

Salaries and related costs were relatively unchanged, decreasing $16 million, or 1%, in the first quarter of 2007 as compared to the year-ago period. This benefit was largely due to a reduction in share-based compensation expense which was $69 million in the 2006 period, but only $15 million in the 2007 period. Less compensation expense was recognized in the 2007 period as compared to the 2006 period for awards that were granted in 2006. Immediate recognition of 100% of the cost of awards granted to retirement-eligible employees accounts for a significant amount of this decrease. In addition, to properly expense the proportional cost of awards by each vesting date within these awards, we expensed the proportionate cost of the awards that vested in 2006 and a portion of the cost of the awards scheduled to vest in future periods. There were not any significant grants in the 2007 period as compared to the 2006 period, which included a large number of grants associated with our emergence from bankruptcy. Offsetting the benefit of decreased share-based compensation expense, was a slight increase in salaries and health care benefits as a result of inflationary pressures and a $49 million increase in profit sharing expense. This increase in profit sharing expense is the combined impact of both components of the Company’s success sharing program, the performance incentive component and the profit sharing component. Payouts under the performance incentive component are separately determined based on the Company’s performance against each of three goals: operational reliability, customer satisfaction and financial performance. The profit sharing component of the success sharing program will payout 15% of the Company’s 2007 adjusted pre-tax earnings, an increase from the 2006 payout formula of 7.5%.

Aircraft fuel decreased $26 million, or 2%, in the three month period ended March 31, 2007 as compared to the same period in 2006. This net fuel benefit was due to a 3% decrease in the average price per gallon of jet fuel from $1.95 per gallon in the first quarter of 2006 to $1.89 per gallon in the first quarter of 2007, resulting from favorable market conditions, and a $12 million increase in net hedge gains that were $21 million in the 2007 period as compared to $9 million in the 2006 period. Partially offsetting the price and hedging benefits was a 1% increase in fuel consumption in the first quarter of 2007 as compared to the year-ago period.

Regional affiliate expense decreased $4 million, or 1%, during the first three months of 2007 as compared to the same period last year. This decrease is consistent with the $6 million, or 1%, decrease in revenue from regional affiliate operations. Our regional affiliate operating margin was a loss of $17 million in the 2007 period as compared to a loss of $27 million in the 2006 period. This improvement is due to the restructuring of lower-cost regional carrier capacity agreements, the replacement of some 50-seat regional jets with 70-seat regional jets and regional carrier network optimization. All of these improvements were in put in place throughout 2006; however, we are still realizing some year-over-year benefits in 2007 as the improvements have been in place for the full period in 2007, but for only part of the 2006 period. The average price of regional affiliates fuel decreased by 2%, which decreased fuel cost by $1 million in the 2007 period as compared to the 2006 period.

For the first three months ended March 31, 2007, aircraft maintenance materials and outside repairs expense increased $22 million, or 8%, year-over-year primarily due to higher rates included in certain of our power by the hour contracts in the first quarter of 2007 as compared to the first quarter of 2006.

Landing fees and other rent increased $18 million, or 8%, in the first quarter of 2006 as compared to the year-ago period due to inflationary pressures at certain of our key airports in the 2007 period as compared to the year-ago period. In addition, in 2006 we received an $8 million credit from one of our airports upon completion of an audit of expenses for multiple years. These year-over-year negative impacts were partially offset by a reduction in the amount of facilities rented based upon our ongoing efforts to optimize our rented facilities with our operational needs.

Distribution expenses, which include commissions, GDS fees and credit card fees decreased 6% from the 2006 period to $188 million for the quarter ended March 31, 2007. This decrease was due to cost savings realized from the renegotiation of certain of our GDS vendor agreements. This GDS benefit was partially offset by slightly higher credit card discount fees due to a combination of increased volume and increased rates.

The decrease in cost of sales of $100 million in the 2007 period as compared to the 2006 period was primarily due to lower UAFC third party fuel sales and third-party maintenance work as described in the discussion of revenue variances above. The decrease in cost of sales is consistent with the $94 million decrease in other revenues for the same periods.

Special items of $22 million include the benefit of a reduction in recorded accruals for pending bankruptcy litigation related to our SFO and LAX municipal bond obligations. See Note 2, “Voluntary Reorganization Under Chapter 11” in Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information on these pending matters.

Other operating expense decreased $26 million, or 9%, in the first three months of 2007, as compared to the first three months of 2006. This decrease was primarily due to a $19 million reduction in advertising expenditures.

Non-operating expenses.   The following table illustrates the year-over-year dollar and percentage changes in other income (expense).

	Successor	Combined	Successor	Predecessor
	Three	Three
	Months	Months	Period from	Period from
	Ended	Ended	February 1 to	January 1 to
	March 31,	March 31,	March 31,	January 31,	$	%
(In millions)	2007	2006(a)	2006	2006	Change	Change
Other income (expense):
Interest expense	$(206)	$(183)	$(141)	$(42)	$(23)	13
Interest income	58	34	28	6	24	71
Interest capitalized	5	3	3	—	2	67
Miscellaneous, net	(2)	6	6	—	(8)	—
	$(145)	$(140)	$(104)	$(36)	$(5)	4

(a)           The combined period includes the results for the one month period ended January 31, 2006 (Predecessor Company) and the two month period ended March 31, 2006 (Successor Company).

Interest expense increased $23 million, or 13%, in the quarter ended March 31, 2007 as compared to the year-ago period. This increase was primarily due to expense of $17 million for previously capitalized debt issuance costs that were associated with the prepaid portion of the Credit Facility and $6 million for financing costs in connection with the February amendment of the Credit Facility. The 2007 period was also favorably impacted by the amendment of the Credit Facility, which lowered the Company’s interest rate on these obligations.

Interest income increased $24 million year over year reflecting a higher average cash balance in 2007, as well as higher rates of return on certain investments; interest income also increased due to the classification of $6 million of interest income as reorganization items in the January 2006 predecessor period in accordance with SOP 90-7.

Miscellaneous expense was negatively impacted in the first quarter of 2007 as compared to the first quarter of 2006 primarily due to the absence in the 2007 period of $5 million of income from UAL’s subsidiary MyPoints that was sold in 2006.

Income Taxes.   The Company recorded income taxes for the three month period ended March 31, 2007 based on its estimated effective tax rate of 36%. Income taxes were not recorded in the same period of 2006.

Liquidity and Capital Resources

Liquidity.   The Company’s combined cash, cash equivalents and short-term investments, including restricted cash, was $4.2 billion at March 31, 2007 compared to $5.0 billion at December 31, 2006. As of March 31, 2007, the Company had $856 million in restricted cash, as compared to $847 million as of December 31, 2006. Restricted cash primarily represents cash collateral to secure workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. We may be required to post significant additional cash collateral to meet such obligations in the future.

Operating Activities.   The Company generated cash from operations of $626 million in the quarter ended March 31, 2007 as compared to cash from operations of $453 million in the year-ago period. Net loss before reorganization items improved by $154 million in the first quarter of 2007, as compared to the first quarter of 2006. This $154 million improvement includes non-cash tax benefits of $84 million. In addition, cash generated from operations increased due to changes in working capital. Significant year-over-year changes in working capital items included deferred revenue and advance ticket sales of

$95 million and $194 million, respectively, which increased primarily due to increased ticket sales in advance of the spring and summer travel seasons.

Investing Activities.   Significant variances in investing activities include the following. In the three months ended March 31, 2007, cash of $10 million was used to increase segregated and restricted funds as compared to cash of $265 million that was provided by a decrease in the segregated and restricted accounts in the three month period ended March 31, 2006. The significant cash generated from restricted accounts in the 2006 period was due to our improved financial position upon our emergence from bankruptcy. Net sales of short-term investments provided $119 million of cash in the 2007 period as compared to $73 million in the year-ago period. This change was due to normal cash management activities as our short-term investments are part of our overall cash management policy. Capital expenditures were $68 million and $92 million in the 2007 and 2006 periods, respectively.

During the three months ended March 31, 2007 and March 31, 2006 the Company did not sell or acquire any aircraft.

Financing Activities.   Cash used by financing activities was $1.3 billion in the three month period ended March 31, 2007, as compared to $1.2 billion of cash provided by financing activities during the first three months of 2006. In 2007, the Company used cash of approximately $1.3 billion to prepay approximately $1.0 billion of its Credit Facility debt and make other scheduled long-term debt and capital lease payments. A combination of the Company’s initial Credit Facility upon exiting bankruptcy and significant cash generated from operations in 2006 provided us with a larger than optimal cash balance. The Credit Facility prepayment adjusted our cash balance to a level we believe is more optimal. During the combined three months of 2006, the Company generated proceeds of $3.0 billion from its new credit facility but used approximately $1.7 billion of these proceeds to repay the $1.2 billion debtor-in-possession credit facility and make other scheduled and revolving payments under long-term debt and capital lease agreements.

In February 2007 the Company amended certain terms of its Credit Facility, resulting in a reduction in the amount of the Credit Facility from $3.0 billion to $2.055 billion, consisting of a $1.8 billion term loan commitment and a $255 million revolving commitment. At the Company’s option, interest payments are based on either a base rate, as defined in the Amended Credit Facility, or LIBOR plus 2%. This applicable margin on LIBOR rate loans is a significant reduction of 1.75% from the original terms of the Credit Facility. The Amended Credit Facility frees up a significant amount of assets that had been pledged as collateral under the original Credit Facility. At March 31, 2007, $191 million was available for loans or standby letters of credit under the Amended Credit Facility. See Note 11, “Debt Obligations” in Notes to Condensed Consolidated Financial Statements (Unaudited) for further information related to the Amended Credit Facility.

In January 2007, the Company paid $4 million to terminate the interest rate swap that had been used to hedge a portion of the future interest payments under the original Credit Facility term loan of $2.45 billion. See Note 12, “Financial Instruments and Risk Management” in Notes to Condensed Consolidated Financial Statements (Unaudited) for further information related to this swap agreement.

Critical Accounting Policies

For complete information regarding the Company’s critical accounting policies, see “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Frequent Flyer Accounting.   Management’s estimate of the expected breakage of miles as of the fresh-start date, and for recognition of breakage post-emergence, requires significant management judgment. In 2006, United’s policy for the cancellation of miles was to deactivate Mileage Plus customer accounts for which there was no activity for 36 months. Accordingly, the Company recognized revenue from breakage of miles by amortizing such estimated breakage over the 36 month expiration period. In early 2007, the Company announced a reduction in the expiration period from 36 months to 18 months effective December 31, 2007. Accordingly, in 2007 the Company began to recognize revenue from breakage of miles by amortizing such estimated breakage over the 18 month expiration period. Management considers historical patterns of account breakage to be a useful indicator when estimating future breakage. Future program redemption opportunities can significantly alter customer behavior from historical patterns with respect to inactive accounts. Such changes may result in material changes to the deferred revenue balance, as well as recognized revenues from the program. A hypothetical 1% change in the Company’s estimated breakage rate, estimated at 15% annually as of March 31, 2007, has an effect of approximately $19 million on the liability. At December 31, a hypothetical 1% change in the Company’s estimated breakage rate, which was estimated at 14% annually, would have had an impact of approximately $18 million effect on the liability. The change in the expiration period provided a benefit of approximately $28 million in the first quarter of 2007 and is expected to provide a benefit of approximately $170 million for the full year of 2007.

At March 31, 2007, our outstanding number of miles was approximately 515 billion. The Company currently estimates that approximately 439 billion of these miles will ultimately be redeemed and, accordingly, has recorded deferred revenue of $3.8 billion. A hypothetical 1% change in the weighted-average ticket value or the outstanding number of miles would have approximately a $44 million effect on the liability.

Goodwill and Intangible Assets.   In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company applies a fair value-based impairment test to the book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. An impairment charge could have a material adverse effect on the Company’s financial position and results of operations in the period of recognition.

The Company performed its annual impairment test for its goodwill and other indefinite-lived intangible assets as of October 1, 2006. The Company did not identify any impairment in these assets as a result of this test. Subsequently, on April 30, 2007, the U.S. government and the European Union (“EU”) signed a transatlantic aviation agreement to replace the existing bilateral arrangements between the U.S. Government and the 27 EU member states. The agreement will become effective at the end of March 2008. The agreement will authorize all U.S. and EU carriers to operate services between the United States and London Heathrow, thereby potentially adding new competition to United’s Heathrow operation, although Heathrow is currently subject to both slot and facility constraints which may practically limit the extent of new competition in the near term. This agreement does not provide for a reallocation of existing slots among carriers.

At March 31, 2007 and December 31, 2006, the Company had recorded indefinite-lived intangible assets of $255 million for its rights associated with certain Heathrow slots. The implementation of open skies may result in a future determination that these assets are impaired in whole or in part, or in a future determination that they should be reclassified as definite-lived assets with amortization expense recognized thereon. Such future determinations could result in material charges to earnings in those future periods. The Company will continue to closely monitor developments associated with the open skies agreement and assess the potential impacts of these developments on the Company’s recorded intangible assets in accordance with GAAP.

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

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our Amended Credit Facility and other financing arrangements; the costs and availability of financing; our ability to execute our business plan; our ability to realize benefits from our resource optimization efforts and cost reduction initiative programs; our ability to utilize our net operating losses; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions (including interest rates, foreign currency exchange rates, crude oil prices, costs of aviation fuel and refining capacity in relevant markets); our ability to cost-effectively hedge against increases in the price of aviation fuel; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; labor costs; competitive pressures on pricing and on demand; capacity decisions of our competitors; U.S. or foreign governmental legislation, regulation and other actions; our ability to maintain satisfactory labor relations; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under the caption “Risk Factors” in Item 1A. of UAL’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as other risks and uncertainties set forth from time to time in the reports we file with United States Securities and Exchange Commission. Consequently, forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion below provides changes in our market risks since December 31, 2006. For additional information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Interest Rate Risk—In the first quarter of 2006, United entered into an interest rate swap whereby it fixed the rate of interest on $2.45 billion notional value of floating-rate debt at 5.14% plus a fixed credit margin. The swap had a fair value of negative $12 million at December 31, 2006. In January 2007, United terminated the swap. The termination value of the swap was negative $4 million. As discussed in Note 11, “Debt Obligations” in Notes to Condensed Consolidated Financial Statements (Unaudited), the Company prepaid $972 million of its debt obligations in February 2007 which reduced the amount of the Company’s cash and short-term investments and debt obligations that are sensitive to interest rate fluctuations.

Commodity Price Risk (Jet Fuel)—When market conditions indicate risk reduction is achievable, the Company may use fuel option contracts or other derivative instruments to reduce its price risk exposure to jet fuel. The derivative instruments are designed to provide protection against increases in the price of aircraft fuel. The Company may change its hedging program based on changes in market conditions. At March 31, 2007, the fair value of the Company’s fuel-related derivatives was $22 million as compared to a negative $2 million at December 31, 2006.

ITEM 4.   CONTROLS AND PROCEDURES

This section should be read in conjunction with Item 9A, “Controls and Procedures” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that the Company’s disclosure controls and procedures were designed and operating effectively to report the information it is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2007, our disclosure controls and procedures were not effective due to a material weakness related to the operation of our internal control over financial reporting with respect to the accounting and disclosure for income taxes, as previously disclosed in Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Additional review, evaluation and oversight have been undertaken to ensure our unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, we have concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The only changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) are new controls for the implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

Internal Controls Surrounding Income Taxes

As discussed in the Company’s 2006 Annual Report on Form 10-K, management concluded that while we had appropriately designed control procedures for income tax accounting and disclosures, high staff turnover caused the Company to poorly execute the controls for evaluating and recording its current and deferred income tax provision and related deferred tax balances. Management has developed and is implementing a remediation plan to address its material weakness in internal controls surrounding accounting for income taxes. Key aspects of the remediation plan include enhancing staff resources and skill sets, upgrading the tax technology infrastructure and optimizing workflow and processes.

While the Company concluded its internal controls surrounding income taxes were not effective as of March 31, 2007, the Company is remediating the material weakness and will continue to implement its remediation plan and track its performance against the plan.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In addition to the legal proceedings described below, UAL and United are parties to legal proceedings described in their respective Annual Reports on Form 10-K for the year ended December 31, 2006.

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

Numerous pre-petition claims still await resolution in the Bankruptcy Court due to the Company’s objections to either the existence of liability or the amount of the claim. The process of determining whether liability exists and liquidating the amounts due is likely to continue through 2007. Additionally, certain significant matters remain to be resolved in the Bankruptcy Court. For details see Note 2, “Voluntary Reorganization Under Chapter 11,” in Notes to Condensed Consolidated Financial Statements (Unaudited).

Air Cargo/Passenger Surcharge Investigations

In February 2006, the European Commission and the U.S. Department of Justice commenced an international investigation into what government officials describe as a possible price fixing conspiracy relating to certain surcharges included in tariffs for carrying air cargo. In June 2006, United received a subpoena from the U.S. Department of Justice requesting information related to certain passenger pricing practices and surcharges applicable to international passenger routes. The Company is cooperating fully. United is considered a source of information for the investigation, not a target. Separately, in April 2007, United received two information requests from the competition authorities of the European Union regarding these cargo pricing matters. In addition to the U.S. federal grand jury investigation, United and other air cargo carriers have been named as defendants in over ninety class action lawsuits alleging civil damages as a result of the purported air cargo pricing conspiracy. Those lawsuits have been consolidated for pretrial activities in the United States Federal Court for the Eastern District of New York. United has entered into an agreement with the majority of the private plaintiffs to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs’ factual investigation. More than fifty additional putative class actions have also been filed alleging violations of the antitrust laws with respect to passenger pricing practices. Those lawsuits have been consolidated for pretrial activities in the United States Federal Court for the Northern District of California (“Federal Court”). United has entered a settlement agreement with a number of the plaintiffs in the passenger pricing cases to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs’ factual investigation. The settlement agreement is subject to review and approval by the Federal Court. Penalties for violating competition laws can be severe, involving both criminal and civil liability. The Company is cooperating with the grand jury investigations while carrying out its own internal review of its pricing practices, and is not in a position to evaluate the potential financial impact of this litigation at this time. However, a finding that the Company violated either U.S. antitrust laws or the competition laws of some other jurisdiction could have a material adverse impact on the Company.

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

Environmental Proceedings

As disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2006, United completed negotiations with the Bay Area Air Quality Management District regarding notices of violations received at its San Francisco maintenance center and payment of associated penalties in the first quarter of 2007. Payment of associated penalties, which were not material, was made in March 2007.

ITEM 1A.   RISK FACTORS.

See the Company’s 2006 Annual Report on Form 10-K for a detailed discussion of its risk factors. There have been no material changes to the risk factors set forth therein.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents UAL common stock repurchases in the first quarter of fiscal year 2007:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
01/01/07 - 01/31/07	214	$45.97	—	(b)
02/01/07 - 02/28/07	244,004	43.52	—	(b)
03/01/07 - 03/31/07	4,400	39.00	—	(b)
Total	248,618	43.44	—	(b)

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

UAL CORPORATION
Date: May 9, 2007	By:	/s/ FREDERIC F. BRACE
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial and
accounting officer)

EXHIBIT INDEX

*†10.1

UAL Corporation and United Air Lines, Inc. Executive Severance Plan, effective as of April 1, 2007 (as filed as Exhibit 10.1 to UAL’s Form 8-K filed on March 26, 2007, Commission file number 001-6033, and incorporated herein by reference)

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