Form 10-Q
period 2007-06-30
UAL CORP /DE/; UNITED AIR LINES INC
filed 2007-07-31
CIK 100517, 101001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No
001-06033	UAL Corporation	Delaware	36-2675207
001-11355	United Air Lines, Inc. 77 W. Wacker Drive Chicago, Illinois 60601 (312) 997-8000	Delaware	36-2675206

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

UAL Corporation                                                          Yes ☒ No ☐
United Air Lines, Inc.                                                   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

UAL Corporation                                                Large accelerated filer ☒        Accelerated filer ☐         Non-accelerated filer ☐
United Air Lines, Inc.                                         Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UAL Corporation                                                          Yes ☐ No ☒
United Air Lines, Inc.                                                   Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

UAL Corporation                                                          Yes ☒ No ☐
United Air Lines, Inc.                                                   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2007.

UAL Corporation	115,739,989 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by UAL Corporation)
There is no market for United Air Lines, Inc. common stock.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies
Report on Form 10-Q
For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,
	2007	2006
Operating revenues:
Passenger - United Airlines	$3,968	$3,806
Passenger - Regional Affiliates	804	761
Cargo	181	194
Other operating revenues	260	352
	5,213	5,113
Operating expenses:
Aircraft fuel	1,206	1,250
Salaries and related costs	1,019	1,071
Regional affiliates	733	715
Purchased services	335	321
Aircraft maintenance materials and outside repairs	284	257
Depreciation and amortization	229	218
Landing fees and other rent	215	225
Distribution expenses (Note 1)	197	208
Aircraft rent	105	109
Cost of third party sales	77	190
Other operating expenses	276	289
	4,676	4,853

Earnings from operations	537	260

Other income (expense):
Interest expense (Note 11)	(139)	(211)
Interest income	62	67
Interest capitalized	4	4
Miscellaneous, net	1	(4)
	(72)	(144)

Earnings before income taxes and equity in earnings
of affiliates	465	116
Income tax expense	192	-

Earnings before equity in earnings of affiliates	273	116
Equity in earnings of affiliates, net of tax	1	3
Net income	$274	$119

Earnings per share, basic	$2.31	$1.01
Earnings per share, diluted	$1.83	$0.93

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions, except per share amounts)
	Successor	Successor	Predecessor
	Six Months	Period from	Period from
	Ended	February 1	January 1
	June 30,	to June 30,	to January 31,
	2007	2006	2006
Operating revenues:
Passenger - United Airlines	$7,232	$5,988	$1,074
Passenger - Regional Affiliates	1,479	1,226	204
Cargo	349	318	56
Other operating revenues	526	588	124
	9,586	8,120	1,458
Operating expenses:
Aircraft fuel	2,247	1,955	362
Salaries and related costs	2,087	1,797	358
Regional affiliates	1,425	1,183	228
Purchased services	636	527	98
Aircraft maintenance materials and outside repairs	565	436	80
Landing fees and other rent	453	370	75
Depreciation and amortization	449	366	68
Distribution expenses (Note 1)	385	349	60
Aircraft rent	205	184	30
Cost of third party sales	170	318	65
Special operating items (Note 2)	(22)	-	-
Other operating expenses	541	494	86
	9,141	7,979	1,510

Earnings (loss) from operations	445	141	(52)

Other income (expense):
Interest expense (Note 11)	(345)	(352)	(42)
Interest income	120	95	6
Interest capitalized	9	7	-
Miscellaneous, net	(1)	2	-
	(217)	(248)	(36)

Earnings (loss) before reorganization items, income
taxes and equity in earnings of affiliates	228	(107)	(88)
Reorganization items, net	-	-	22,934

Earnings (loss) before income taxes and equity in
earnings of affiliates	228	(107)	22,846
Income tax expense	108	-	-

Earnings (loss) before equity in earnings of affiliates	120	(107)	22,846
Equity in earnings of affiliates, net of tax	2	3	5
Net income (loss)	$122	$(104)	$22,851

Earnings (loss) per share, basic	$1.00	$(0.94)	$196.61
Earnings (loss) per share, diluted	$0.88	$(0.94)	$196.61

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,667	$3,832
Short-term investments	2,582	312
Restricted cash	439	341
Receivables, less allowance for doubtful accounts (2007—$30; 2006—$27)	1,138	820
Prepaid fuel	414	283
Aircraft fuel, spare parts and supplies, less
obsolescence allowance (2007—$11; 2006—$6)	210	218
Deferred income taxes	66	122
Prepaid expenses and other	400	345
	6,916	6,273
Operating property and equipment:
Owned—
Flight equipment	9,009	8,958
Advances on flight equipment	103	103
Other property and equipment	1,488	1,441
	10,600	10,502
Less—accumulated depreciation and amortization	(776)	(503)
	9,824	9,999
Capital leases:
Flight equipment	1,511	1,511
Other property and equipment	34	34
	1,545	1,545
Less—accumulated amortization	(127)	(81)
	1,418	1,464
	11,242	11,463
Other assets:
Intangibles, less accumulated amortization (2007—$247; 2006—$169)	2,950	3,028
Goodwill	2,697	2,703
Aircraft lease deposits	557	539
Restricted cash	432	506
Investments	116	113
Other, net	755	744
	7,507	7,633
	$25,665	$25,369

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	June 30,	December 31,
	2007	2006
Liabilities and Stockholders’ Equity
Current liabilities:
Advance ticket sales	$2,657	$1,669
Mileage Plus deferred revenue	1,269	1,111
Accounts payable	861	667
Accrued salaries, wages and benefits	818	795
Advanced purchase of miles	703	681
Long-term debt maturing within one year (Note 11)	601	1,687
Fuel purchase commitments	414	283
Accrued interest	259	241
Current obligations under capital leases	101	110
Other	578	701
	8,261	7,945

Long-term debt (Note 11)	7,210	7,453
Long-term obligations under capital leases	1,330	1,350
Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,586	2,569
Postretirement benefit liability	1,959	1,955
Deferred income taxes	756	688
Deferred pension liability	133	130
Other	753	770
	6,187	6,112
Mandatorily convertible preferred securities	366	361
Commitments and contingent liabilities (Note 13)
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 115,595,952 and 112,280,629 shares at June 30, 2007 and December 31, 2006, respectively	1	1
Additional capital invested	2,106	2,053
Retained earnings	132	16
Stock held in treasury, at cost (Note 4)	(15)	(4)
Accumulated other comprehensive income	87	82
	2,311	2,148
	$25,665	$25,369

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In millions)

	Successor		Predecessor
	Six Months Ended June 30,	Period from February 1 to June 30,	Period from January 1 to January 31,
	2007	2006	2006
Cash flows provided (used) by operating activities:
Net income (loss) before reorganization items	$122	$(104)	$(83)
Adjustments to reconcile to net cash provided (used) by operating activities—
Increase in advance ticket sales	988	697	109
Increase in receivables	(316)	(128)	(88)
Depreciation and amortization	449	366	68
Mileage Plus deferred revenue and advanced purchase of miles	197	119	14
Other, net	220	27	141
	1,660	977	161
Cash flows provided (used) by reorganization activities:
Reorganization items, net	—	—	22,934
Increase in other liabilities	—	—	37
Increase in non-aircraft claims accrual	—	—	429
Discharge of claims and liabilities	—	—	(24,628)
Revaluation of Mileage Plus frequent flyer deferred revenue	—	—	2,399
Revaluation of other assets and liabilities	—	—	(2,106)
Pension curtailment, settlement and employee claims	—	—	912
	—	—	(23)
Cash flows provided (used) by investing activities:
(Increase) decrease in short-term investments	(2,270)	16	2
Additions to property and equipment	(146)	(129)	(30)
(Increase) decrease in restricted cash	(24)	254	(203)
Decrease in segregated funds	—	200	—
Other, net	(15)	54	(7)
	(2,455)	395	(238)
Cash flows provided (used) by financing activities:
Proceeds from secured notes	694	—	—
Proceeds from Credit Facility	—	2,961	—
Repayment of Credit Facility	(986)	(161)	—
Repayment of DIP Financing	—	(1,157)	—
Repayment of other long-term debt	(1,023)	(456)	(24)
Principal payments under capital leases	(48)	(35)	(5)
Other, net	(7)	(61)	(1)
	(1,370)	1,091	(30)
Increase (decrease) in cash and cash equivalents during the period	(2,165)	2,463	(130)
Cash and cash equivalents at beginning of the period	3,832	1,631	1,761
Cash and cash equivalents at end of the period	$1,667	$4,094	$1,631

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions)

	Three Months Ended
	June 30,
	2007	2006
Operating revenues:
Passenger - United Airlines	$3,968	$3,806
Passenger - Regional Affiliates	804	761
Cargo	181	194
Other operating revenues	263	350
	5,216	5,111
Operating expenses:
Aircraft fuel	1,206	1,250
Salaries and related costs	1,018	1,070
Regional affiliates	733	715
Purchased services	335	321
Aircraft maintenance materials and outside repairs	284	257
Depreciation and amortization	229	218
Landing fees and other rent	215	226
Distribution expenses (Note 1)	197	208
Aircraft rent	105	110
Cost of third party sales	76	188
Other operating expenses	276	285
	4,674	4,848

Earnings from operations	542	263

Other income (expense):
Interest expense (Note 11)	(139)	(222)
Interest income	64	65
Interest capitalized	4	4
Miscellaneous, net	-	(2)
	(71)	(155)

Earnings before income taxes and equity in earnings
of affiliates	471	108
Income tax expense	194	-

Earnings before equity in earnings of affiliates	277	108
Equity in earnings of affiliates, net of tax	1	3
Net income	$278	$111

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions)

	Successor	Successor	Predecessor
	Six Months	Period from	Period from
	Ended	February 1	January 1
	June 30,	to June 30,	to January 31,
	2007	2006	2006
Operating revenues:
Passenger - United Airlines	$7,232	$5,988	$1,074
Passenger - Regional Affiliates	1,479	1,226	204
Cargo	349	318	56
Other operating revenues	533	585	120
	9,593	8,117	1,454
Operating expenses:
Aircraft fuel	2,247	1,955	362
Salaries and related costs	2,086	1,795	358
Regional affiliates	1,425	1,183	228
Purchased services	636	527	97
Aircraft maintenance materials and outside repairs	565	436	80
Landing fees and other rent	453	370	75
Depreciation and amortization	449	366	68
Distribution expenses (Note 1)	385	349	60
Aircraft rent	206	185	30
Cost of third party sales	168	314	63
Special items (Note 2)	(22)	-	-
Other operating expenses	540	490	85
	9,138	7,970	1,506

Earnings (loss) from operations	455	147	(52)

Other income (expense):
Interest expense (Note 11)	(345)	(353)	(42)
Interest income	124	93	6
Interest capitalized	9	7	-
Miscellaneous, net	(1)	(1)	-
	(213)	(254)	(36)

Earnings (loss) before reorganization items, income
taxes and equity in earnings of affiliates	242	(107)	(88)
Reorganization items, net	-	-	22,709

Earnings (loss) before income taxes and equity in
earnings of affiliates	242	(107)	22,621
Income tax expense	114	-	-

Earnings (loss) before equity in earnings of affiliates	128	(107)	22,621
Equity in earnings of affiliates, net of tax	2	3	5
Net income (loss)	$130	$(104)	$22,626

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,645	$3,779
Short-term investments	2,547	308
Restricted cash	406	303
Receivables, less allowance for doubtful
accounts (2007 - $30; 2006 - $27)	1,127	814
Prepaid fuel	414	283
Aircraft fuel, spare parts and supplies, less
obsolescence allowance (2007 - $11; 2006 - $6)	210	218
Deferred income taxes	59	114
Receivables from related parties	158	154
Prepaid expenses and other	403	348
	6,969	6,321
Operating property and equipment:
Owned -
Flight equipment	9,004	8,952
Advances on flight equipment	91	91
Other property and equipment	1,488	1,441
	10,583	10,484
Less - accumulated depreciation and amortization	(776)	(502)
	9,807	9,982
Capital leases:
Flight equipment	1,511	1,511
Other property and equipment	34	34
	1,545	1,545
Less - accumulated amortization	(127)	(81)
	1,418	1,464
	11,225	11,446
Other assets:
Intangibles, less accumulated amortization
(2007-$247; 2006-$169)	2,950	3,028
Goodwill	2,697	2,703
Aircraft lease deposits	557	539
Restricted cash	432	506
Note receivable from affiliate	-	201
Investments	116	113
Other, net	742	724
	7,494	7,814
	$25,688	$25,581

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	June 30,	December 31,
	2007	2006
Liabilities and Stockholder’s Equity
Current liabilities:
Advance ticket sales	$2,657	$1,669
Mileage Plus deferred revenue	1,269	1,111
Accounts payable	866	671
Accrued salaries, wages and benefits	818	795
Advanced purchase of miles	703	681
Long-term debt maturing within one year (Note 11)	601	1,687
Fuel purchase commitments	414	283
Accrued interest	259	241
Current obligations under capital leases	101	110
Accounts payable to affiliates	5	2
Other	789	920
	8,482	8,170

Long-term debt (Note 11)	7,207	7,449
Long-term obligations under capital leases	1,330	1,350

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,586	2,569
Postretirement benefit liability	1,959	1,955
Deferred income taxes	670	596
Deferred pension liability	133	130
Other	754	769
	6,102	6,019

Parent company mandatorily convertible preferred securities	366	361
Commitments and contingent liabilities (Note 13)

Stockholder’s equity:
Common stock at par, $5 par value; authorized 1,000 shares; outstanding 205 at both June 30, 2007 and December 31, 2006	-	-
Additional capital invested	1,959	2,127
Retained earnings	155	23
Accumulated other comprehensive income	87	82
	2,201	2,232
	$25,688	$25,581

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

 United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In millions)

	Successor		Predecessor
	Six Months Ended June 30,	Period from February 1 to June 30,	Period from January 1 to January 31,
	2007	2006	2006
Cash flows provided (used) by operating activities:
Net income (loss) before reorganization items	$130	$(104)	$(83)
Adjustments to reconcile to net cash provided (used) by operating activities -
Increase in advance ticket sales	988	697	109
Increase in receivables	(309)	(121)	(98)
Depreciation and amortization	449	366	68
Mileage Plus deferred revenue and advanced purchase of miles	197	119	14
Other, net	194	39	153
	1,649	996	163
Cash flows provided (used) by reorganization activities:
Reorganization items, net	-	-	22,709
Increase in other liabilities	-	-	38
Increase in non-aircraft claims accrual	-	-	421
Discharge of claims and liabilities	-	-	(24,389)
Revaluation of Mileage Plus frequent flyer deferred revenue	-	-	2,399
Revaluation of other assets and liabilities	-	-	(2,111)
Pension curtailment, settlement and employee claims	-	-	912
	-	-	(21)
Cash flows provided (used) by investing activities:
(Increase) decrease in short-term investments	(2,239)	16	2
Additions to property and equipment	(146)	(129)	(30)
(Increase) decrease in restricted cash	(29)	256	(203)
Decrease in segregated funds	-	200	-
Other, net	(17)	-	(7)
	(2,431)	343	(238)
Cash flows provided (used) by financing activities:
Proceeds from secured notes	694	-	-
Proceeds from Credit Facility	-	2,961	-
Repayment of Credit Facility	(986)	(161)	-
Repayment of DIP Financing	-	(1,157)	-
Repayment of other long-term debt	(1,022)	(459)	(24)
Principal payments under capital leases	(48)	(35)	(5)
Other, net	10	(58)	(1)
	(1,352)	1,091	(30)
Increase (decrease) in cash and cash equivalents during the period	(2,134)	2,430	(126)
Cash and cash equivalents at beginning of the period	3,779	1,596	1,722
Cash and cash equivalents at end of the period	$1,645	$4,026	$1,596

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies and
 United Air Lines, Inc. and Subsidiary Companies
Combined Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

UAL Corporation (together with its consolidated subsidiaries, “UAL”), is a holding company and its principal, wholly-owned subsidiary is United Air Lines, Inc. (together with its consolidated subsidiaries, “United”). We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-Q for disclosures that relate to both UAL and United.

This Quarterly Report on Form 10-Q is a combined report of UAL and United. Therefore, these Combined Notes to Condensed Consolidated Financial Statements (Unaudited) apply to both UAL and United, unless otherwise noted. As UAL consolidates United, disclosures that relate to activities of United also apply to UAL.

Interim Financial Statements. The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that meet generally accepted accounting principles (“GAAP”) have been condensed or omitted as permitted by the SEC. UAL and United believe that the disclosures presented here are not misleading. The financial statements include all adjustments, which include only normal recurring adjustments and adjustments required by fresh-start reporting and reorganization items as described below, that are considered necessary for a fair presentation of the financial position and results of operations of UAL and United. These financial statements should be read together with the information included in UAL’s and United’s Annual Reports on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Reports”).

Mileage Plus Accounting. The following is an update to the accounting policy disclosures in the 2006 Annual Reports. For further information related to Mileage Plus accounting, refer to the 2006 Annual Reports and Critical Accounting Policies in this Form 10-Q.

United recognizes revenue for customer accounts that are cancelled after a period of inactivity as defined by the Mileage Plus program. United estimates the number of accounts that it expects to deactivate and ratably recognizes revenue for these accounts over the expiration period. In early 2007, United announced a reduction in the expiration period from 36 months to 18 months. Based on this program change, United reduced the period over which it recognizes revenue for deactivated accounts from 36 months to 18 months. This change provided a benefit to United’s operating revenues of approximately $47 million and $75 million for the three and six month periods ended June 30, 2007, respectively, and United estimates that it will provide a total benefit of approximately $181 million for the year ended December 31, 2007. The diluted per share benefit to UAL was approximately $0.31 and $0.49 for the three and six months ended June 30, 2007, respectively.

Reclassifications. In the first quarter of 2007, United and UAL changed their classification of certain distribution-related costs, previously included in purchased services and commissions, to classify these costs as distribution expenses in the Condensed Statements of Consolidated Operations (Unaudited). The distribution expenses previously reported for 2006 were reclassified to provide a comparable presentation in each of the 2007 quarterly reports on Form 10-Q. Amounts previously reported as commissions and purchased services in the UAL and United 2006 quarterly reports on Form 10-Q are shown below:

	Predecessor	Successor
2006 (In millions)	January 1 to January 31,	Period from February 1 to March 31,	Three Months Ended June 30,	Three Months Ended September 30,	Three Months Ended December 31,
Commissions (historical) (a)	$24	$51	$82	$91	$67
Purchased services (historical) (b)	36	90	126	124	107
Distribution expenses (revised)	$60	$141	$208	$215	$174
________________________
(a)	Commissions were previously reported as a separate expense item in the UAL and United 2006 quarterly reports on Form 10-Q and the 2006 Annual Reports.

(b)
Consists of credit card transaction fees and global distribution systems (“GDS”) transaction expenses that were classified as components of purchased services in the UAL and United quarterly reports on Form 10-Q and the 2006 Annual Reports. For 2007 Form 10-Q reporting purposes, the revised purchased services amounts for the 2006 periods are the result of decreasing the amounts previously reported in the UAL and United 2006 quarterly reports on Form 10-Q by these same adjustments.

    Fresh-Start Reporting. As a result of the adoption of fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), the financial statements prior to February 1, 2006 are not comparable with the financial statements for periods on or after February 1, 2006. SOP 90-7 requires that the financial statements for periods after a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Bankruptcy reorganization items are classified as reorganization items, net in the Condensed Statements of Consolidated Operations (Unaudited). UAL common and preferred securities outstanding at January 31, 2006 were cancelled and new securities were issued to unsecured creditors and employees. In addition, fresh-start reporting required that most of the Company’s’ tangible and intangible assets and liabilities be recorded at fair value upon its emergence from bankruptcy. References to “Successor ” refer to UAL or United on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor” refer to UAL or United prior to February 1, 2006.

(2)	Voluntary Reorganization Under Chapter 11

Bankruptcy Considerations. The following discussion provides general background information regarding UAL and United pending litigation related to their bankruptcy reorganization, and is not intended to be an exhaustive summary. Detailed information pertaining to the bankruptcy filings may be obtained at www.pd-ual.com and in the 2006 Annual Reports.

On December 9, 2002 (the “Petition Date”), UAL Corporation, United Air Lines, Inc. and 26 direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). On January 20, 2006, the Bankruptcy Court confirmed the Plan of Reorganization, which became effective February 1, 2006 (the “Effective Date”). On the Effective Date, UAL and United emerged from bankruptcy protection and implemented fresh-start reporting.

The Plan of Reorganization generally provided for the full payment or reinstatement of allowed administrative claims, priority claims and secured claims, and the distribution of new UAL equity and UAL and United debt securities to the Debtors’ creditors and employees in satisfaction of allowed unsecured and deemed claims. UAL common and preferred securities outstanding at January 31, 2006 were cancelled. The Plan of Reorganization contemplated UAL issuing up to 125 million shares of new UAL common stock consisting of 115 million shares to be issued to unsecured creditors and employees and 10 million shares to be issued pursuant to UAL’s share-based management and director compensation plans. The new UAL common stock was listed on a NASDAQ market and began trading under the symbol “UAUA” on February 2, 2006.

Significant Matters Resolved in Chapter 11 Cases Since Filing the UAL and United Annual Reports on Form 10-K for the Fiscal Year ended December 31, 2006. The following material matters have been resolved in the Bankruptcy Court since the filing of the 2006 Annual Reports:

(a)
Pilot Plan Termination Order. In December 2004, the Pension Benefit Guaranty Corporation (“PBGC”) filed an involuntary termination proceeding against United, as plan administrator for the United Airlines Pilot Defined Benefit Pension Plan (the “Pilot Plan”), in the District Court.

In January 2005, the District Court granted a motion filed by United and referred the involuntary termination proceeding to the Bankruptcy Court. Air Line Pilots Association (“ALPA”) and United Retired Pilots Benefit Protection Association and seven retired pilots (collectively, “URPBPA”) were later granted leave to intervene in the involuntary termination proceeding.

After several months, the Bankruptcy Court conducted a trial and determined that the Pilot Plan should be involuntarily terminated under the Employee Retirement Income Security Act (“ERISA”) Section 4042 with a termination date of December 30, 2004. Subsequently, on October 28, 2005 the Bankruptcy Court entered an order authorizing termination of the Pilot Plan.

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

(b)
Pilot Plan Non-Qualified Pension Benefits—October 2005 Order. After the PBGC commenced its involuntary termination proceeding and sought a December 30, 2004 termination date, United suspended payment of non-qualified pension benefits under the Pilot Plan pending the setting of such a termination date. In the first quarter of 2005, the Bankruptcy Court required United to continue paying non-qualified pension benefits to retired pilots pending the outcome of the involuntary termination proceeding, notwithstanding the possibility that the Pilot Plan might be terminated retroactively to December 30, 2004. Then, on October 6, 2005, despite its oral ruling terminating the Pilot Plan, the Bankruptcy Court entered an order requiring United to continue paying non-qualified pension benefits until entry of a written order. However, United appealed that order and placed approximately $6 million necessary to pay non-qualified benefits for the month of October 2005 in a segregated account.

Following the entry of the Bankruptcy Court’s termination order on October 28, 2005, United once again ceased paying non-qualified benefits. Subsequently, during the first quarter of 2006, the District Court dismissed United’s appeal of the Bankruptcy Court’s October 6, 2005 order in light of its earlier decision reversing the Bankruptcy Court’s termination order. United filed a notice of appeal of the District Court’s ruling regarding the October 6, 2005 order to the Court of Appeals. On October 25, 2006, the Court of Appeals reversed the District Court’s order dismissing for lack of ripeness the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order and remanded the case with instructions to reverse the Bankruptcy Court’s order compelling payment of non-qualified benefits for October 2005 or later months. On November 6, 2006, ALPA filed a petition for rehearing on the Court of Appeals reversal of the October 6, 2005 order, which motion has been denied. ALPA and URPBPA filed petitions for writ of certiorari from the Supreme Court. On April 2, 2007, the Supreme Court denied such petitions, effectively terminating these proceedings. The $6 million deposit was released from the segregated account in June 2007.

(c)
Pilot Plan Non-Qualified Pension Benefits—March 2006 Order. In March 2006, in a separate proceeding related to the matter described in item (b) above, the Bankruptcy Court ruled that United was obligated to make payment of all non-qualified pension benefits for the months of November and December 2005 and January 2006. The Bankruptcy Court also ruled that United’s obligation to pay non-qualified pension benefits ceased as of January 31, 2006. United filed a notice of appeal of the Bankruptcy Court’s ruling to the District Court. URPBPA and ALPA also filed notices of appeal with respect to the Bankruptcy Court’s order, which were subsequently consolidated with United’s appeal. United agreed with URPBPA and ALPA to pay, into an escrow account, the disputed non-qualified pension benefits for the months of November and December 2005 and January 2006, an aggregate amount totaling approximately $17 million. The District Court affirmed the Bankruptcy Court’s ruling in September 2006. United filed a notice of appeal of the District Court’s ruling to the Court of Appeals. URPBPA and ALPA also appealed the District Court’s decision. The Company subsequently filed a motion to consolidate its appeal from the Bankruptcy Court’s October 2005 non-qualified benefits order with the three appeals from the Bankruptcy Court’s March 2006 non-qualified benefits order. The Court of Appeals denied the Company’s motion, but issued an order staying briefing on the March 2006 non-qualified benefits order until further order of the Court of Appeals. On April 19, 2007, the Court of Appeals reversed the March 2006 order and remanded the case with instructions to the District Court to enter judgment for entry of an order in United’s favor. The deadline for filing a petition for a writ of certiorari, July 19, 2007, has passed without such a petition being filed, which effectively brings this matter to conclusion. The $17 million deposit was released from the escrow account in July 2007.

Significant Matters Remaining to be Resolved in Chapter 11 Cases.  The following material matters remain to be resolved in the Bankruptcy Court or another court:

(a)
SFO Municipal Bond Secured Interest. HSBC Bank Inc. (“HSBC”), as trustee for the 1997 municipal bonds related to San Francisco International Airport (“SFO”), filed a complaint against United asserting a security interest in United’s leasehold for portions of its maintenance base at SFO. Pursuant to Section 506(a) of the Bankruptcy Code, HSBC alleges that it is entitled to be paid the value of that security interest, which HSBC had claimed was as much as $257 million. HSBC and United went to trial in April 2006 and the Bankruptcy Court rejected as a matter of law HSBC’s $257 million claim. HSBC subsequently alleged that it was entitled to $154 million, or at a minimum, approximately $93 million. The parties tried the case and filed post-trial briefs which were heard by the Bankruptcy Court. In October 2006, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $27 million. United has accrued this amount as its estimated obligation as of June 30, 2007. After the Bankruptcy Court denied various post-trial motions, both parties have appealed to the District Court and those appeals are pending.

(b)
LAX Municipal Bond Secured Interest. There is pending litigation before the Bankruptcy Court regarding the extent to which the Los Angeles International Airport (“LAX”) municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. Trial on this matter occurred during April 2007 and the two parties filed post-trial briefs in the second quarter of 2007. United recorded an obligation of $41 million and $60 million at June 30, 2007 and December 31, 2006, respectively, for this matter.

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

With respect to unsecured claims, once a claim is deemed to be valid, either through the Bankruptcy Court process or through other means, the claimant is entitled to a distribution of new UAL common stock. Pursuant to the terms of the Plan of Reorganization, 115 million shares of new UAL common stock have been authorized to satisfy valid unsecured claims. The Bankruptcy Court confirmed the Plan of Reorganization and established January 20, 2006 as the record date for purposes of establishing the persons that are claimholders of record to receive distributions. Approximately 111 million shares of UAL common stock have been issued and distributed to holders of valid unsecured claims between February 2, 2006, the first distribution date established in the Plan of Reorganization, and June 30, 2007. As of June 30, 2007, approximately 45,000 valid unsecured claims aggregating to approximately $29.1 billion in claim value had received those shares to partially satisfy those claims. There are approximately 4 million remaining shares of UAL common stock being held in reserve to satisfy all of the remaining disputed and undisputed unsecured claim values, once the remaining claim disputes are resolved. The final distributions may not occur until 2008 pending resolution of bankruptcy matters such as those discussed above.

UAL and United currently estimate that the probable range of unsecured claims to be ultimately allowed by the Bankruptcy Court will be between $29.3 billion and $29.8 billion. Differences between claim amounts filed and management’s estimates are being investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims will receive under the Plan of Reorganization only their pro rata share of the distribution of the 115 million shares of new UAL common stock, together with the previously-agreed issuance of certain other securities.

With respect to valid administrative and priority claims, pursuant to the terms of the Plan of Reorganization these claims will be satisfied with cash. Many asserted administrative and priority claims still remain unpaid, and the Company will continue to settle claims and file objections with the Bankruptcy Court to eliminate or reduce such claims. In addition, certain disputes, the most significant of which are discussed in “Significant Matters Remaining to be Resolved in Chapter 11 Cases,” above, still remain with respect to the valuation of certain claims. The Company accrued an obligation for claims it believed were reasonably estimable and probable at the Effective Date. However, the claims resolution process is uncertain and adjustments to claims estimates could result in material adjustments to the Successor Company’s financial statements in future periods as a result of court rulings, the receipt of new or revised information or the finalization of these matters. The most significant item included in the adjustments made to this accrual for the six months ended June 30, 2007 was a favorable $22 million adjustment for the LAX and SFO municipal obligation litigation that is discussed above, which was recorded as a special item in the Condensed Statements of Consolidated Operations (Unaudited) of UAL and United. In the first six months of 2007, the Company also conclusively settled or revised its estimated obligations for various other matters which resulted in a net credit to income of $14 million. The amounts comprising the $14 million were recorded as credits to operating income against the various income statement expenses to which they relate.

The table below includes activity related to the administrative and priority claims and other bankruptcy-related claim reserves including reserves related to legal, professional and tax matters, among others, for the Successor Company for the six months ended June 30, 2007. These reserves are primarily classified in other current liabilities and other non-current liabilities in the Condensed Statements of Consolidated Financial Position (Unaudited) based on the expected timing of resolution of these matters.

(In millions)
Balance at December 31, 2006	$325
Accruals	4
Accrual adjustments	(40)
Payments	(76)
Balance at June 30, 2007	$213

Reorganization items, net. SOP 90-7 requires that the financial statements for periods after a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements as reorganization items, net. For the month ended January 31, 2006, Predecessor UAL and United recognized the following primarily non-cash reorganization income (expense):

	Predecessor	Predecessor
(In millions)	UAL	United
Discharge of claims and liabilities	$24,628	$24,389	(a)
Revaluation of frequent flyer obligations	(2,399)	(2,399)	(b)
Revaluation of other assets and liabilities	2,106	2,111	(c)
Employee-related charges	(898)	(898)	(d)
Contract rejection charges	(429)	(421)	(e)
Professional fees	(47)	(47)
Pension-related charges	(14)	(14)
Other	(13)	(12)
	$22,934	$22,709
_______________________
(a)
The discharge of claims and liabilities primarily relates to those unsecured claims arising during the bankruptcy process, such as those arising from the termination and settlement of United’s U.S. defined benefit pension plans and other employee claims; aircraft-related claims, such as those arising as a result of aircraft rejections; other unsecured claims due to the rejection or modification of executory contracts, unexpired leases and regional carrier contracts; and claims associated with certain municipal bond obligations based upon their rejection, settlement or the estimated impact of the outcome of pending litigation. In accordance with the Plan of Reorganization, UAL and United discharged certain obligations to unsecured creditors in exchange for the distribution of 115 million shares of new UAL common stock and the issuance of certain other UAL securities.

(b)	United revalued its Mileage Plus frequent flyer obligations at fair value as a result of fresh-start reporting, which resulted in a $2.4 billion non-cash reorganization charge.

(c)
In accordance with fresh-start reporting, UAL and United recorded their assets at estimated fair value and liabilities at estimated fair value or the present value of amounts to be paid. This resulted in a non-cash reorganization gain of $2.1 billion, primarily as a result of newly recognized intangible assets, offset partly by reductions in the fair value of tangible property and equipment.

(d)
In January 2006, UAL and United recorded the value of the deemed claim that the salaried and management group received upon confirmation of the Plan of Reorganization. The deemed claim was based upon the cost savings provided by this employee group during the bankruptcy process.

(e)
Contract rejection charges are non-cash costs that include estimated claim values resulting from the Company’s rejection or negotiated modification of certain contractual obligations such as executory contracts, unexpired leases and regional carrier contracts.

(3)	New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which modifies the accounting and disclosure associated with certain aspects of recognition and measurement related to accounting for income taxes. UAL and United adopted the provisions of FIN 48 effective January 1, 2007. See Note 7, “Income Taxes” for disclosures related to the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for UAL and United for their fiscal year beginning January 1, 2008, and interim periods within 2008. UAL and United have not determined the impact, if any, that adoption of this statement will have on their consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement is effective for UAL and United as of January 1, 2008. UAL and United have not determined the impact, if any, that adoption of this statement will have on their consolidated financial statements.

(4)	Common Stockholders’ Equity (UAL Only)

Changes in the number of shares of UAL common stock outstanding and held in treasury during the six month period ended June 30, 2007 were as follows:

Six Months
Ended
UAL	June 30, 2007
UAL common stock outstanding at beginning of period	112,280,629
Issuance of UAL common stock to creditors	2,840,718
Issuance of UAL common stock to employees	783,387
Forfeiture of non-vested UAL restricted stock	(55,496)
Treasury shares acquired	(253,286)
UAL common stock outstanding at end of period	115,595,952
Treasury shares at beginning of period	136,777
Shares acquired for treasury	253,286
Treasury shares at end of period	390,063

See Note 2, “Voluntary Reorganization Under Chapter 11—Claims Resolution Process” and Note 5, “Per Share Amounts” for information regarding shares of UAL common stock distributed in 2007 and an additional 4 million shares that are reserved and will be distributed periodically to employees and holders of previously allowed claims and disputed claims that are pending final resolution. All treasury shares acquired in 2007 were shares acquired for tax withholding obligations under UAL’s share-based compensation plans.

(5)	Per Share Amounts (UAL Only)

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), UAL basic per share amounts were computed by dividing earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding. Approximately 4 million shares of UAL common stock remaining to be issued to unsecured creditors and employees under the Plan of Reorganization are included in UAL outstanding basic shares as the necessary conditions for issuance have been satisfied. UAL’s $500 million of 6% senior notes are callable at any time at 100% of par value, and can be redeemed with either cash or UAL common stock at UAL’s option. These notes are not included in the diluted earnings per share calculation as it is UAL’s intent to redeem these notes with cash. The table below represents the computation of UAL basic and diluted earnings (loss) per share and the number of securities which have been excluded from the computation of diluted per share amounts as they have an anti-dilutive effect.

	Successor				Predecessor
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,	Period from February 1 to June 30,	One Month Ended January 31,
	2007	2006	2007	2006	2006
Basic earnings per share:
Net income (loss)	$274	$119	$122	$(104)	$22,851
Preferred stock dividend requirements	(2)	(2)	(5)	(4)	(1)
Earnings (loss) available to common stockholders	$272	$117	$117	$(108)	$22,850

Basic weighted average shares outstanding	117.4	115.1	117.2	115.1	116.2

Earnings (loss) per share, basic	$2.31	$1.01	$1.00	$(0.94)	$196.61

Diluted earnings per share:
Earnings (loss) available to common stockholders	$272	$117	$117	$(108)	$22,850
Effect of 2% preferred securities	2	2	5	-	-
Effect of 4.5% senior limited-subordination convertible notes	5	-	10	-	-
Effect of 5% convertible notes	1	2	2	-	-
Earnings (loss) available to common stockholders
including the effect of dilutive securities	$280	$121	$134	$(108)	$22,850

Basic weighted average shares outstanding	117.4	115.1	117.2	115.1	116.2
Effect of non-vested restricted shares	1.1	0.9	1.0	-	-
Effect of 2% preferred securities	10.9	10.8	10.9	-	-
Effect of 4.5% senior limited-subordination convertible notes	20.8	-	20.8	-	-
Effect of 5% convertible notes	3.2	3.2	3.2	-	-
Diluted weighted average shares outstanding	153.4	130.0	153.1	115.1	116.2

Earnings (loss) per share, diluted	$1.83	$0.93	$0.88	$(0.94)	$196.61

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	4.4	5.4	4.4	5.4	9.0
Restricted shares	0.9	2.7	1.0	3.6	-
4.5% senior limited-subordination convertible notes	-	15.5	-	15.5	-
5% convertible notes	-	-	-	3.2	-
2% preferred securities	-	-	-	10.7	-
	5.3	23.6	5.4	38.4	9.0

(6)	Share-Based Compensation Plans

Compensation expense associated with the UAL share-based compensation plans has been pushed down to United.

Predecessor—As of January 31, 2006, a total of 9 million UAL stock options were outstanding. Under the Plan of Reorganization, these stock options were canceled upon the Effective Date. No material share-based compensation expense was incurred as a result of these outstanding options for the month of January 2006.

Successor—As part of the Plan of Reorganization the Bankruptcy Court approved UAL’s share-based compensation plans known as the Director Equity Incentive Plan (“DEIP”) and the Management Equity Incentive Plan (“MEIP”) which became effective on February 1, 2006. A total of 944,279 and 996,536 awards were available for grant as of June 30, 2007 and December 31, 2006, respectively, under the MEIP and DEIP. UAL and United recognized share-based compensation expense of $11 million and $26 million during the three and six months ended June 30, 2007 and $40 million and $109 million during the three and five months ended June 30, 2006, respectively. The Company’s unrecognized share-based compensation expense was $60 million and $80 million as of June 30, 2007 and December 31, 2006, respectively.

The table below summarizes stock option activity pursuant to UAL’s MEIP stock options for the six months ended June 30, 2007:

Options
Outstanding at beginning of period	5,064,672
Granted	128,866
Exercised	(699,153)
Canceled	(106,014)
Outstanding at end of period	4,388,371
Exercisable at end of period	1,208,375

The table below summarizes UAL’s restricted stock activity for the six months ended June 30, 2007:

Restricted Stock
Nonvested at beginning of period	2,712,787
Granted	84,234
Vested	(734,259)
Terminated	(55,496)
Nonvested at end of period	2,007,266

(7)	Income Taxes

UAL and United both had effective tax rates of 41% and 47% in the three and six months ended June 30, 2007, respectively, and zero percent for both the three and five months ended June 30, 2006. The effective tax rates were based upon forecasted annual income for each respective period. The most significant items impacting UAL’s and United’s effective tax rates were non-deductible meals and entertainment expense and nondeductible interest on certain of UAL’s notes. These increases to the effective tax rate were partially offset by a favorable impact from the non-taxable Medicare Part D subsidy. Predecessor UAL and United both had an effective tax rate of zero percent for the month ended January 31, 2006. As of June 30, 2007, UAL and United had a federal net operating loss carry forward of $6.6 billion.

The Company’s management assesses the realizability of its deferred tax assets, and records a valuation allowance for the deferred tax assets when it is more likely than not that a portion, or all of the deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. As such, UAL had a valuation allowance against its deferred tax assets of $2,248 million at June 30, 2007 and December 31, 2006, to reflect management’s assessment regarding the realizability of the deferred tax assets. United had a valuation allowance against its deferred tax assets of $2,190 million at June 30, 2007 and December 31, 2006. The Company expects to continue to maintain a valuation allowance on deferred tax assets until other positive evidence is sufficient to justify realization. Future reductions in the valuation allowance will be allocated to reduce goodwill and then other intangible assets.

The Company adopted the provisions of FIN 48 on January 1, 2007 and recorded a $16 million decrease in the liability for uncertain income tax matters recorded under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”). In addition, UAL and United adjusted deferred tax assets for net operating loss carry forwards and deferred taxes for certain other temporary differences; these entries were offset by a net adjustment to goodwill. As a result of the adoption of FIN 48, the Company generated an unrecognized tax benefit of $49 million. Unrecognized tax benefits of $6 million will impact the Company’s effective tax rate, if recognized. Goodwill changed by $6 million during the six months ended June 30, 2007 resulting from the adoption of FIN 48.

The amount of unrecognized tax benefits did not materially change from January 1, 2007 to June 30, 2007. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to result in a significant impact on the results of operations or the financial position of the Company.

UAL and United record interest expense associated with income taxes as interest expense and penalties as other operating expense in the Condensed Statements of Operations (Unaudited). As of January 1, 2007, the Company had accrued interest of $1 million and had accrued no penalties. These amounts did not materially change as of June 30, 2007.

UAL’s income tax returns for tax years after 2002 remain subject to examination by the Internal Revenue Service and state taxing jurisdictions. United is included in UAL’s consolidated income tax returns.

As a result of the Company’s emergence from bankruptcy, the Company has an unrealized tax benefit of $802 million and $782 million at June 30, 2007 and December 31, 2006, respectively, resulting from an excess tax deduction of $2.2 billion and $2.1 billion, respectively. The excess tax deduction represents the difference between the total tax deduction available, which is equal to the fair value of the UAL common stock issued to certain unsecured creditors and employees pursuant to the Plan of Reorganization, and the amount of the deduction attributable to the amount expensed, which is the value of the stock determined in the Plan of Reorganization. The Company has accounted for the excess tax deduction by analogy to Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, and will recognize this deduction when it is realized as a reduction of taxes payable.

(8)	Retirement and Postretirement Plans

UAL and United contribute to defined contribution plans on behalf of most of their employees, particularly within the US. Internationally, the Company maintains a number of small pension plans covering much of its local, non-US workforce. The Company also provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees, which are reflected as “Other Benefits” in the tables below. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

The UAL and United net periodic benefit cost included the following components:

	Pension Benefits		Other Benefits

	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
(In millions)	2007	2006	2007	2006
Service cost	$3	$2	$9	$9
Interest cost	3	2	31	32
Expected return on plan assets	(3)	(2)	(1)	(2)
Amortization of unrecognized gain	(1)	—	(2)	—
Net periodic benefit costs	$2	$2	$37	$39

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
	Six Months Ended June 30,	Period from February 1 to June 30,	Period from January 1 to January 31,	Six Months Ended June 30,	Period from February 1 to June 30,	Period from January 1 to January 31,
(In millions)	2007	2006	2006	2007	2006	2006
Service cost	$5	$4	$1	$18	$15	$3
Interest cost	5	4	1	62	53	11
Expected return on plan assets	(5)	(4)	(1)	(2)	(3)	(1)
Amortization of prior service credit including transition obligation	—	—	—	—	—	(13)
Amortization of unrecognized (gain) loss	(1)	—	—	(4)	—	8
Net periodic benefit costs	$4	$4	$1	$74	$65	$8

(9)	Segment Information

We manage our business by two reportable segments: Mainline and United Express which were reported as segments in the 2006 Annual Reports. In 2006, in light of the Company’s bankruptcy-related restructuring and organizational changes, management reevaluated the Company’s segment reporting. As a result, management determined that the geographic regions and UAL Loyalty Services, LLC, which were previously reported as segments, are no longer reportable segments requiring disclosure under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The table below includes segment information for UAL and United for the three and six month periods ended June, 2007, the five month period ended June 30, 2006 and the one month period ended January 31, 2006. Amounts for the 2006 periods have been reclassified from prior period presentation to conform to the new Mainline and United Express segments.

	Successor				Predecessor
(In millions)	Three Months Ended		Six Months Ended	Period from February 1 to	Period from January 1 to
	June 30,		June 30,	June 30,	January 31,
UAL segment information:	2007	2006	2007	2006	2006
Revenue:
Mainline	$4,409	$4,352	$8,107	$6,894	$1,254
United Express	804	761	1,479	1,226	204
Total	$5,213	$5,113	$9,586	$8,120	$1,458

Segment earnings (loss):
Mainline	$395	$73	$154	$(147)	$(59)
United Express	71	46	54	43	(24)
Reorganization items, net	-	-	-	-	22,934
Special items	-	-	22	-	-
Less: equity earnings (a)	(1)	(3)	(2)	(3)	(5)
Consolidated earnings (loss) before
income taxes and equity in earnings
of affiliates	$465	$116	$228	$(107)	$22,846

United segment information:
Revenue:
Mainline	$4,412	$4,350	$8,114	$6,891	$1,250
United Express	804	761	1,479	1,226	204
Total	$5,216	$5,111	$9,593	$8,117	$1,454

Segment earnings (loss):
Mainline	$401	$65	$168	$(147)	$(59)
United Express	71	46	54	43	(24)
Reorganization items, net	-	-	-	-	22,709
Special items	-	-	22	-	-
Less: equity earnings (a)	(1)	(3)	(2)	(3)	(5)
Consolidated earnings (loss) before
income taxes and equity in earnings
of affiliates	$471	$108	$242	$(107)	$22,621
______________________
(a)	Equity earnings are part of the Mainline segment.

(10)	Comprehensive Income (Loss)

For the three month periods ended June 30, 2007 and 2006, UAL’s total comprehensive income was $272 million and $153 million, respectively. For the six month period ended June 30, 2007, the five month period ended June 30, 2006, and the one month period ended January 31, 2006, UAL’s total comprehensive income (loss) was $127 million, $(62) million and $22.9 billion, respectively. For the three month periods ended June 30, 2007 and 2006, United’s total comprehensive income was $275 million and $145 million, respectively. For the six month period ended June 30, 2007, the five month period ended June 30, 2006, and the one month period ended January 31, 2006, United’s total comprehensive income (loss) was $135 million, $(62) million and $22.6 billion, respectively.

The differences between net income (loss) and total comprehensive income (loss) are due to changes in the fair value of an interest rate swap that was accounted for a cash flow hedge as discussed in Note 12, “Financial Instruments and Risk Management.”  In addition, comprehensive income for the three and six months ended June 30, 2007, includes amortization of deferred net periodic pension costs that were initially recorded as a component of accumulated other comprehensive income upon adoption of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Pensions and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R, for the year ended December 31, 2006.

(11)	Debt Obligations

See the UAL and United 2006 Annual Reports on Form 10-K for a detailed discussion of their respective debt obligations. The following is a discussion of United’s prepayment and amendment, in February 2007, of its $3.0 billion revolving credit, term loan and guarantee agreement dated February 1, 2006 (the “Credit Facility”). In addition, United issued and repaid various debt instruments during the second quarter of 2007, as discussed below.

Amended Credit Facility

On February 2, 2007, United prepaid $972 million of its Credit Facility debt and UAL and United entered into an amended and restated revolving credit, term loan and guaranty agreement (the “Amended Credit Facility”) that, among other things, reduced the size of the facility from $3.0 billion to $2.055 billion, reduced the applicable interest rates, and provided for a more limited collateral package and a relaxation of certain restrictive covenants. There were no prepayment penalties associated with this debt retirement. In the first quarter of 2007, United expensed $17 million of deferred financing costs which were related to the portion of the Credit Facility prepaid in 2007 and were included in other assets in the December 31, 2006 Statements of Consolidated Financial Position. In connection with the amendment of the Credit Facility in 2007, United incurred financing costs of $10 million, of which $6 million was expensed and $4 million was capitalized. The financing costs associated with the Credit Facility prepayment and amendment, which were expensed in the first quarter of 2007, are classified as a component of interest expense in our Condensed Statements of Consolidated Operations (Unaudited).

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

Borrowings under the Amended Credit Facility bear interest at a floating rate, which, at United’s option, can be either a base rate or LIBOR, plus an applicable margin of 1.0% in the case of base rate loans, and 2.0% in the case of LIBOR loans. The Tranche B term loan requires regularly scheduled semi-annual payments of principal equal to $9 million. Interest is payable at least every three months. United may prepay some or all of the Tranche B loans from time to time, at a price equal to 100% of the principal amount prepaid plus accrued and unpaid interest, if any, to the date of prepayment, but without penalty or premium.

United’s obligations under the Amended Credit Facility are unconditionally guaranteed by UAL and certain of its direct and indirect domestic subsidiaries, other than certain immaterial subsidiaries (“Guarantors”). On the closing date for the Amended Credit Facility, the obligations were secured by a security interest in the following tangible and intangible assets of United and the Guarantors: (i) the Pacific (Narita, China and Hong Kong) and Atlantic (Heathrow) routes (the “Primary Routes”), (ii) primary foreign slots, primary domestic slots, certain gate interests in domestic airport terminals and certain supporting route facilities, (iii) certain spare engines, (iv) certain quick engine change kits, (v) certain owned real property and related fixtures, and (vi) certain flight simulators (the “Collateral”). After the closing date, and subject to certain conditions, United and the Guarantors may grant a security interest in the following assets, in substitution for certain Collateral (which may be released from the lien in support of the Amended Credit Facility upon the satisfaction of certain conditions): (a) certain aircraft, (b) certain spare parts, (c) certain ground handling equipment, and (d) accounts receivable.

The Amended Credit Facility contains covenants that will limit the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business. The Amended Credit Facility also requires compliance with the following financial covenants: (i) a minimum ratio of EBITDAR to the sum of cash interest expense, aircraft rent and scheduled debt payments, (ii) a minimum unrestricted cash balance of $750 million, and (iii) a minimum ratio of market value of collateral to the sum of (a) the aggregate outstanding amount of the loans plus (b) the undrawn amount of outstanding letters of credit, plus (c) the unreimbursed amount of drawings under such letters of credit and (d) the termination value of certain interest rate protection and hedging agreements with the Amended Credit Facility lenders and their affiliates, of 150% at any time, or 200% at any time following the release of Primary Routes having an appraised value in excess of $1 billion (unless the Primary Routes are the only collateral then pledged). Failure to comply with the Amended Credit Facility covenants could result in a default under the Amended Credit Facility unless United were to obtain a waiver of, or otherwise mitigate or cure, the default. Additionally, the Amended Credit Facility contains a cross-default provision with respect to any other agreement for indebtedness that exceeds $50 million. A default under such other indebtedness arrangement could result in a termination of the Amended Credit Facility and a requirement to accelerate repayment of all outstanding facility borrowings.

EETC Pass Through Certificates, Series 2007-1

On June 26, 2007, United and Wilmington Trust Company, as subordination agent and pass through trustee under three pass through trusts newly formed by United (the “Trustee”) entered into a note purchase agreement, dated as of June 26, 2007 (the “Note Purchase Agreement”). The Note Purchase Agreement provides for the issuance by United of equipment notes (the “Equipment Notes”) in the aggregate principal amount of approximately $694 million to finance 13 aircraft owned by United. Ten of these owned aircraft had been financed by pre-existing aircraft mortgages which United repaid in full (approximately $590 million principal amount) with most of the proceeds of the Equipment Notes. The mortgages related to these ten aircraft had been adjusted to fair market value at the adoption of fresh-start reporting on February 1, 2006. The extinguishment of the aircraft mortgages resulted in the recognition of a $22 million gain for the unamortized premium, which was accounted for as a reduction in interest expense in the second quarter of 2007. The remaining three owned aircraft were unencumbered prior to the closing of the Enhanced Equipment Trust Certificates (“EETC”) transaction. This transaction combined with the July 2007 acquisition of three 747-400 aircraft, as described in Note 17, “Subsequent Events,” did not change the total number of encumbered aircraft.

The payment obligations of United under the Equipment Notes are fully and unconditionally guaranteed by UAL. The Class B and Class C certificates are subject to transfer restrictions. They may be sold only to qualified institutional buyers, as defined by Rule 144A under the Securities Act of 1933, as amended, for so long as they are outstanding. Pursuant to the Note Purchase Agreement, the Trustee for each pass through trust agreed to purchase Equipment Notes issued under a Trust Indenture and Mortgage (each, an “Indenture” and, collectively, the “Indentures”) with respect to each aircraft financing entered into by United and Wilmington Trust Company, as Mortgagee.

Each Indenture contemplated the issuance of Equipment Notes in three series: Series A, bearing interest at the rate of 6.636% per annum, Series B, bearing interest at the rate of 7.336% per annum, and Series C, bearing interest at the rate of six-month LIBOR plus 2.25% per annum, in the aggregate principal amount of approximately $694 million divided between the three series as follows:  $485 million in the case of Series A Equipment Notes, $107 million in the case of Series B Equipment Notes, and $102 million in the case of Series C Equipment Notes. The Equipment Notes were purchased by the Trustee for each pass through trust using the proceeds from the sale of Pass Through Certificates, Series 2007-1A, Pass Through Certificates, Series 2007-1B, and Pass Through Certificates, Series 2007-1C (collectively, the “Certificates”).

Interest on the Equipment Notes is payable semiannually on each January 2 and July 2, beginning on January 2, 2008. Principal payments are scheduled on January 2 and July 2 in scheduled years, beginning on January 2, 2008. The final payments will be due on July 2, 2022, in the case of the Series A Equipment Notes, July 2, 2019, in the case of the Series B Equipment Notes, and July 2, 2014, in the case of the Series C Equipment Notes. Maturity of the Equipment Notes may be accelerated upon the occurrence of certain events of default, including failure by United to make payments under the applicable Indenture when due or to comply with certain covenants, as well as certain bankruptcy events involving United. The Equipment Notes issued with respect to each of the 13 aircraft are secured by a lien on each such aircraft and are cross-collateralized by the rest of the 13 aircraft financed pursuant to the Note Purchase Agreement.

Distributions on the Certificates are subject to certain subordination provisions whereby Morgan Stanley Senior Funding, Inc. will provide a liquidity facility for each of the Class A and Class B certificates. The liquidity facilities are expected to provide an amount sufficient to pay up to three semiannual interest payments on the certificates of the related pass through trust. The Class C certificates will not have the benefit of a liquidity facility.

Denver Special Facilities Airport Revenue Refunding Bonds, Series 2007A

    On June 28, 2007, the City and County of Denver issued approximately $270 million of Denver airport refunding bonds (“Series 2007A Bonds”). The Series 2007A Bonds are unconditionally guaranteed by United. The Series 2007 A Bonds were issued in two tranches – approximately $170 million aggregate principal amount of 5.25% discount bonds and $100 million aggregate principal amount of 5.75% premium bonds. The weighted average yield to the 2032 maturity is approximately 5.47%.

The Series 2007A Bonds were issued to refinance United’s guaranteed principal of $261 million, plus accrued interest and new issuance costs relating to the City and County of Denver, Colorado Special Facilities Airport Revenue Bonds (United Air Lines Project) Series 1992A (the “1992 Bonds”) that were issued in 1992 to finance certain facilities at the Denver International Airport. The 1992 Bonds were due in 2032 unless United elected not to extend its airport facility lease, in which case they were due in 2023. The Series 2007A Bonds similarly are due in 2032 unless United makes a similar election not to extend its lease. The outstanding bonds and related guarantee are not recorded in the Company’s Condensed Statements of Consolidated Financial Position at June 30, 2007 or December 31, 2006.

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

Aircraft Fuel Hedges. We have a risk management strategy to hedge a portion of our price risk related to projected jet fuel requirements primarily through collar options. The collars involve the simultaneous purchase and sale of call and put options with identical expiration dates.

For the one month period ended January 31, 2006, the Predecessor Company had no fuel hedges in place. In the three and six month periods ended June 30, 2007 and the five month period ended June 30, 2006, the Successor Company entered into and settled various derivative positions that were classified as economic hedges.

In the three months ended June 30, 2007 and 2006, the Company recognized a net hedge gain (loss) of $17 million and $(2) million, respectively, on economic hedges that were classified as Mainline fuel expense in the Condensed Statements of Consolidated Operations (Unaudited). In the six months ended June 30, 2007 and the five months ended June 30, 2006, the Company’s Mainline fuel expense included income of $39 million and $7 million, respectively, from net gains on economic hedges. The net hedge gains recorded in the three and six month periods ended June 30, 2007 included $14 million and $16 million, respectively, of unrealized mark-to-market gains for contracts settling after June 30, 2007.

As of June 30, 2007, the Company had hedged 27% of forecasted third quarter 2007 fuel consumption primarily through heating oil three-way collars. On a weighted-average basis, hedge protection begins if heating oil exceeds $1.96 per gallon and is capped at $2.14 per gallon. Conversely, payment obligations begin if heating oil, on a weighted-average basis, drops below $1.84 per gallon. The Company also hedged 15% of forecasted fourth quarter 2007 fuel consumption through heating oil three-way collars. Hedge protection on average begins if heating oil exceeds $2.03 per gallon and is capped at $2.22 per gallon. Conversely, payment obligations begin if heating oil on average drops below $1.85 per gallon.

Interest Rate Swap. From time to time, we may use interest rate swap agreements to limit our exposure to interest rate movements within the parameters of our interest rate hedging policy. In February 2006, United entered into an interest rate swap with an initial notional amount of $2.45 billion that would have decreased to $1.8 billion over the term of the swap. The swap would have expired in February 2012 and required United pay a fixed rate of 5.14% and receive a floating rate based on the three-month LIBOR. In January 2007, as a result of management’s reevaluation of the mix of fixed-rate and floating-rate debt in its debt portfolio, United terminated the swap for a payment of $4 million.

Foreign Exchange. During the second quarter of 2007, the Company began hedging a portion of its remaining 2007 foreign currency risk exposure using foreign currency forward contracts. As of June 30, 2007, the Company hedged a portion of its expected foreign currency cash flows in the Australian dollar, Canadian dollar, British pound, European Euro and Japanese yen. As of June 30, 2007, the notional amount of these foreign currencies hedged with the forward contracts in U.S, dollars terms was approximately $100 million. These contracts expire at various dates from July to November 2007. For the three and six months ended June 30, 2007, there were no material gains or losses from these derivative positions. As of June 30, 2007, the fair value of these contracts was less than $1 million.

(13)	Commitments, Contingent Liabilities and Uncertainties

General Guarantees and Indemnifications. In the normal course of business, UAL and United enter into numerous real estate leasing and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, the Company typically indemnifies the lessors, and any financing parties, against tort liabilities that arise out of the use, occupancy, operation or maintenance of the leased premises or financed aircraft. Currently, management believes that any future payments required under these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). Additionally, certain leased premises such as fueling stations or storage facilities include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premises.

Bankruptcy Matters. See Note 2, “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases,” for a discussion of contingencies associated with UAL’s and United’s bankruptcy proceedings.

Legal and Environmental Contingencies. UAL and United have certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of the contingencies and prior experience, that the ultimate resolution of these contingencies will not materially affect UAL’s or United’s consolidated financial position or results of operations. UAL and United record liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on management’s assessments of the likelihood of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various contingencies.

We anticipate that if ultimately found liable, our damages from claims arising from the events of September 11, 2001 could be significant; however, we believe that, under the Air Transportation Safety and System Stabilization Act of 2001, United’s liability will be limited to its insurance coverage.

Commitments. At June 30, 2007, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.9 billion, after deducting advance payments. The Company’s current commitments are primarily for the purchase of, in the aggregate, 42 A319 and A320 aircraft. However, United has the right to cancel these orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take delivery of these aircraft. The Company’s current commitments would require the payment of an estimated $0.4 billion in 2007, $0.2 billion for the combined years of 2008 and 2009, $0.7 billion for the combined years of 2010 and 2011 and $1.6 billion thereafter.

Municipal Bond Guarantees. UAL and United have entered into long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds. These bonds were issued by various local municipalities to build or improve airport and maintenance facilities. Under these lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As a result of the bankruptcy proceedings, many of the agreements were considered unsecured pre-petition debt. In 2006, as a result of final Bankruptcy Court decisions, certain leases were considered to be financings resulting in United’s guarantees being discharged in bankruptcy. United’s lease of certain facilities at the Denver International Airport was not rejected in bankruptcy; therefore, United continued to have a guarantee under this lease. In June 2007, United refinanced the Denver Bonds under favorable market conditions as discussed in Note 11, “Debt Obligations.”

Tax Contingencies. UAL and United have recorded reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Certain of these reserves are for uncertain income tax positions taken on income tax returns which are accounted for in accordance with FIN 48, effective January 1, 2007. Contingencies for taxes which are not based on income (i.e., gross receipts, revenues, sales taxes, etc.) are accounted for in accordance with SFAS 5. Although management believes that the positions taken on previously filed tax returns are reasonable, UAL and United nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company’s tax contingency reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. See Note 7, “Income Taxes,” for further information related to uncertain income tax positions and the adoption of FIN 48.

(14)	Open Skies Agreement

On April 30, 2007, the U.S. government and the European Union (“EU”) signed a transatlantic aviation agreement to replace the existing bilateral arrangements between the U.S. Government and the 27 EU member states. The agreement is expected to become effective at the end of March 2008.

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

As of June 30, 2007 and December 31, 2006, United has recorded an indefinite-lived intangible asset of $255 million for its Heathrow slots, based upon its estimation of the fair value for those slots as of the adoption of fresh-start reporting on February 1, 2006. United, however, determined at fresh-start that its rights relating to its actual route authorities to Heathrow had a fair value of zero. The EU/U.S. open skies agreement is expected to directly impact the future value and expected lives of route authorities to Heathrow; however, there is no direct impact from the open skies agreement on airport slot rights, including those at Heathrow.  The open skies agreement is also expected to provide United an opportunity to secure antitrust immunity for certain of its Star Alliance® carrier relationships, and to provide United and other carriers with access to new markets in EU countries. Because of the diverse nature of these potential impacts on United’s business, the overall future impact of the agreement on United’s business in the EU region cannot be predicted with certainty.  United has concluded that, in certain circumstances, the open skies agreement could indirectly and adversely affect the fair value of its slot rights at Heathrow, and therefore has further concluded that the signing of the open skies agreement on April 30, 2007 constituted an indicator of impairment with respect to United’s Heathrow slots intangible asset.

During the second quarter of 2007, United performed an impairment review of the Heathrow slots intangible asset using the guidance in Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets,” and concluded that no impairment was currently indicated and that, furthermore, no change was currently required to the fresh-start assignment of an indefinite life to this intangible asset. United’s initial annual impairment test for its Heathrow slots was performed as of October 1, 2006 and no impairment was indicated at that time.

The implementation of the EU/U.S. open skies agreement, however, may result in a future determination that the Heathrow slots are impaired in whole or in part, or in a future determination that they should be reclassified as definite-lived intangible assets with amortization expense recognized thereon. Such future determination could result in material charges to earnings in those future periods.

(15)	Statement of Consolidated Cash Flows—Supplemental Disclosures

UAL and United supplemental cash flow disclosures are as follows:

	Successor		Predecessor
	Six Months Ended June 30,	Period from February 1 to June 30,	Period from January 1 to 31,
(In millions)	2007	2006	2006
Cash paid during the period for:
Interest (net of amounts capitalized)	$329	$311	$35
Income taxes	—	—	—
Non-cash investing and financing activities:
Long-term debt incurred for additions to other assets	$—	$137	$—

(16)	Related Party Transactions

In the second quarter of 2007, UAL, United and Mileage Plus, Inc. (“MPI,” a wholly owned subsidiary of United), executed a note payment agreement to pay and thereby cancel a $200 million note payable (plus $14 million of accrued interest) between UAL and MPI. This transaction had no effect in the UAL consolidated financial statements and was treated as a forgiveness of debt in United’s financial statements, resulting in a decrease in paid in capital equal to the total decrease in notes and interest receivable.

(17)	Subsequent Events

On July 3, 2007, United, along with certain other major air carriers, entered into a stock purchase agreement related to the sale of their interests in the equity investment, Aeronautical Radio, Inc. (“ARINC”), to Radio Acquisition Corp., an affiliate of The Carlyle Group. ARINC is a provider of transportation communications and systems engineering. The proposed transaction is expected to close prior to October 31, 2007 and generate proceeds of approximately $130 million and a net gain of more than $40 million. The closing of the transaction is subject to the satisfaction of a number of conditions, many of which are beyond the Company’s control, and no assurance can be given that such closing will occur.

In July 2007, United purchased three 747-400 aircraft that had previously been financed by United through operating leases. The lease agreements were simultaneously terminated upon the closing of the acquisition. United used existing cash to acquire these aircraft. This transaction combined with the June 2007 EETC transaction, as described in Note 11, “Debt Obligations,” did not change the total number of encumbered aircraft.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UAL Corporation (together with its consolidated subsidiaries, “UAL”), is a holding company and its principal, wholly-owned subsidiary is United Air Lines, Inc., (together with its consolidated subsidiaries, “United”). We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-Q for disclosures that relate to both UAL and United. United’s operations consist primarily of the transportation of persons, property, and mail throughout the U.S. and abroad. United provides these services through full-sized jet aircraft (which we refer to as its “Mainline” operations), as well as smaller aircraft in its regional operations conducted under contract by “United Express®” carriers.

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

Bankruptcy Matters. On December 9, 2002 (the “Petition Date”), UAL, United and 26 direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). On January 20, 2006, the Bankruptcy Court confirmed the Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the “Effective Date”). On the Effective Date, UAL and United implemented fresh-start reporting, which resulted in significant changes as compared to the historical financial statements. See Note 2, “Voluntary Reorganization Under Chapter 11” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information regarding bankruptcy matters.

Recent Developments. We believe our restructuring has made United competitive with its network airline peers. However, we seek to continuously improve the delivery of our products and services to our customers, reduce our costs, and increase our revenues. Some of these initiatives and other 2007 developments include the following:

•
In June 2007, United completed the issuance of $694 million of secured debt financing. A portion of the proceeds from this transaction were used to repay certain secured notes related to a total of ten aircraft, and to finance three additional unencumbered aircraft. In June 2007, we also completed a refinancing of the original $261 million principal amount of City and County of Denver, Colorado Special Facilities Airport Revenue Bonds Series 1992A with $270 million in new Series 2007A bonds. In February 2007, United prepaid $972 million of Credit Facility debt and amended certain terms of the Credit Facility. The Company expects these transactions to reduce rent expense and interest expense, net of interest income, by approximately $100 million in 2008. See Liquidity and Capital Resources below and Note 11, “Debt Obligations” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information related to these transactions.

•
In 2007, UAL’s operating cash flow improved by more than 40% as compared to the prior periods, increasing to $1.0 billion and $1.7 billion for the three and six months ended June 30, 2007, respectively. The improvement in cash flows was primarily due to improved results of operations and certain working capital changes, as discussed below.

•
In 2006, United announced a program to reduce projected 2007 expenses by $400 million. United has identified some specific programs to realize a portion of these savings, and continues to identify and evaluate other savings opportunities. For example, we expect to reduce costs by approximately $200 million through savings in such areas as telecommunications, airport services, catering, maintenance materials, aircraft ground handling and regional affiliates. United also expects to reduce advertising and marketing costs by as much as $60 million. The implementation of a new flight planning system, and reduced block time opportunities, are expected to generate approximately $40 million in savings. In addition, we estimate a $100 million reduction in general and administrative expense, which includes a reduction of salaried and management positions. We realized approximately $135 million of these cost reductions in 2006 and are on track to achieve the remaining $265 million in 2007.

•
We continue to identify and implement continuous improvement programs, and are actively training key employees in continuous improvement strategies and techniques. These programs include initiatives such as optimization of aircraft and airport facilities and selected outsourcing of activities to more cost-effective service providers. We expect that these programs, as well as the aforementioned expense reduction programs, will produce economic benefits that will be necessary to mitigate inflationary cost pressures in other categories of operating expenses, such as airport usage fees, aircraft maintenance, and employee healthcare benefits, among others.

•
United received final U.S. Department of Transportation (“DOT”) approval for its nonstop service between Washington Dulles International Airport (“Dulles”) and Beijing in February of 2007. This new service commenced on March 28, 2007. In addition, United’s new nonstop service between Dulles and Rome commenced on April 1, 2007.

•
In July 2007, the Company announced it applied to the DOT to begin daily, nonstop service from San Francisco and Los Angeles to China to address the rapidly rising, unmet demand for service to China from the West Coast. The application requests that service from San Francisco to Guangzhou commences in 2008 and from Los Angeles to Shanghai in 2009.

•
In reaction to a weaker domestic yield environment, United announced plans in May 2007 to reduce 2007 Mainline domestic capacity growth by approximately 2.0% from previously planned levels. This reduction in planned domestic capacity growth enables the Company to meet increasing international demand and further optimize its revenue performance.

•
United will strengthen its passenger and cargo service to the Middle East, one of the world’s most rapidly growing business regions, by adding more flights between Washington, D.C. and Kuwait City and by signing a code sharing agreement with Qatar Airways. Customer response to United’s thrice-weekly Kuwait service has been strong, and the Company recently announced an increase of this service to daily frequency, effective January 2, 2008.

•
The Company recently announced that it was further strengthening its international network by launching two new non-stop flights from the U.S. to Asia and South America. Daily, non-stop passenger and cargo service between Los Angeles and Hong Kong and between Washington, D.C. and Rio de Janeiro will begin October 2007.

•
In April 2007, United announced it has signed a long-term contract with the U.S. Postal Service (“USPS”) for the carriage of domestic mail.  The contract began in April 2007 and terminates in September 2011. United has continued to carry international mail for the USPS after its former domestic mail contract ended in June 2006.

•
United and Aloha Airlines (“Aloha”) announced plans to expand their existing cooperation agreement and strengthen their partnership in the Hawaii and Transpacific markets. The agreement, which became effective July 3, 2007, capitalizes on both Aloha’s and United’s 60 years of experience in serving Hawaii and expands marketing, operational and financial opportunities for both carriers. Under the agreement, United receives a minority equity stake in Aloha that could expand over time and a seat on Aloha’s board of directors.

•
As part of its International Premium Travel Experience initiative, the Company has announced its new 180[o] lie-flat international business class seat. This initiative, which also includes a new first class product and new décor in economy class, offers United’s customers a premium cabin experience that surpasses its North American competitors and rivals the major global carriers.

•
The U.S. government and the European Union (“EU”) recently signed a transatlantic aviation agreement to replace the existing bilateral arrangements between the U.S. Government and the 27 EU member states. The agreement will become effective at the end of March 2008. The future benefits of this agreement cannot be predicted due to potential increased competition; however, we have already taken actions to capitalize on opportunities under the new agreement, including United’s recent application to complete its antitrust immunity with bmi that would allow the two airlines to integrate their operations at London’s Heathrow airport.

Financial Results.  UAL and United adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), upon emerging from bankruptcy. Thus, the consolidated financial statements before February 1, 2006 reflect results based upon the historical cost basis of UAL and United while the post-emergence consolidated financial statements reflect the new basis of accounting, which incorporates fair value adjustments recorded from the application of SOP 90-7. Therefore, financial statements for the post-emergence periods are not comparable to the pre-emergence period financial statements. References to “Successor” refer to UAL or United on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor” refer to UAL or United before exiting bankruptcy on February 1, 2006.

For purposes of preparing year-over-year discussions of the results of operations, management has compared the Successor results for the three and six month periods ended June 30, 2007, to the combined results for the same three and six month periods of 2006. The 2006 combined six month period includes Predecessor results for the one month period ended January 31, 2006. The presentation of results for the combined six month period of 2006 are non-GAAP measures. However, management believes that analysis and explanation of the combined six month period of 2006 provides management and other users a useful basis of comparison to the six months ended June 30, 2007.

The air travel business is subject to seasonal fluctuations and, historically, the Company’s results of operations are better in the second and third quarters as compared to the first and fourth quarters of each year, since our first and fourth quarter results normally reflect weaker travel demand. The Company’s results of operations can be impacted by adverse weather, air traffic control delays and other factors in any period.

The table below presents certain financial statement items to provide an overview of UAL’s and United’s financial performance in the three and six month periods ended June 30, 2007 as compared to the same periods in 2006:

	Successor			Combined	Successor	Predecessor
			Six Months	Six Months	Period from	Period from
	Three Months		Ended	Ended	February 1 to	January 1 to
	Ended June 30,		June 30,	June 30,	June 30,	January 31,
(In millions)	2007	2006	2007	2006 (a)	2006	2006
UAL
Earnings (loss) before reorganization items, income
taxes and equity in earnings of affiliates	$465	$116	$228	$(195)	$(107)	$(88)
Reorganization income	-	-	-	22,934	-	22,934
Income tax expense	(192)	-	(108)	-	-	-
Equity in earnings of affiliates	1	3	2	8	3	5
UAL net income (loss)	$274	$119	$122	$22,747	$(104)	$22,851

United net income (loss)	$278	$111	$130	$22,522	$(104)	$22,626
____________________
(a)	The combined period includes the results for the one month period ended January 31, 2006 (Predecessor) and the five month period ended June 30, 2006 (Successor).

UAL

In the three and six month periods ended June 30, 2007, UAL’s income before reorganization items, income taxes and equity in earnings of affiliates improved by $349 million and $423 million, respectively, as compared to the same periods in 2006. The following items highlight some of the more significant variances in the 2007 period as compared to the 2006 period. For a more detailed discussion of these items and additional factors impacting our financial performance see Results of Operations, below.

•
Passenger revenues increased by $205 million and $219 million in the three and six month periods ended June 30, 2007, respectively, as compared to the prior periods due to increases in both traffic and yield.

•
In the first quarter of 2007, the Company reduced its accrual for bankruptcy litigation associated with potential security interests in its San Francisco International Airport (“SFO”) and Los Angeles International Airport (“LAX”) facility leases by a total of $22 million based on an updated analysis of its potential obligations. This benefit to income is classified as a special item in the Condensed Statements of Consolidated Operations (Unaudited).

•	In the three and six month periods ended June 30, 2007, UAL recognized income tax expense of $192 million and $108 million, respectively. Income tax expense was not recorded in the prior periods.

•
UAL interest expense, net of interest income, decreased by more than $60 million in both 2007 periods as compared to the year-ago periods primarily due to the prepayment and amendment of the Credit Facility in February 2007 as discussed below.

United

The improvement in United’s results was largely consistent with that of UAL. The primary difference between United’s and UAL’s net income for the combined six months of 2006 was a $225 million variance in reorganization income that was primarily due to $239 million of additional UAL income from the discharge of certain claims and liabilities that existed at UAL, but not at United.

Liquidity. Despite the $972 million debt prepayment of the Credit Facility in the first quarter of 2007, as of June 30, 2007, UAL had total cash, including restricted cash and short-term investments, of $5.1 billion, of which $5.0 billion was held by United. This strong cash position resulted from the Company’s recapitalization upon emerging from bankruptcy and strong operating cash flows since emerging from bankruptcy. UAL and United generated cash flow from operations of $1,660 million and $1,649 million, respectively, during the six month period ended June 30, 2007, as compared to operating cash flow of $1,138 million and $1,159 million, respectively, in the combined six month period of 2006. See Liquidity and Capital Resources, below, for further information.

Capital Commitments. As of June 30, 2007, the Company’s future commitments for the purchase of property and equipment, principally aircraft, approximated $2.9 billion, after deducting advance payments. Our current commitments are primarily for the purchase of A319 and A320 aircraft. United has the right to cancel these orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take future delivery of these aircraft. For further details, see Note 13, “Commitments, Contingent Liabilities and Uncertainties” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

Contingencies. During the course of the Company’s Chapter 11 proceedings, we successfully reached settlements with most of our creditors and resolved most pending claims against the Debtors. The following discussion provides an overview of the status of unresolved bankruptcy matters as well as other contingencies. For further details on these matters, see Note 2, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations” and Note 13, “Commitments, Contingent Liabilities and Uncertainties” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

Municipal Bond Obligations & Off-Balance Sheet Financing. We are a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds issued by various local municipalities to build or improve airport and maintenance facilities. United had been advised that these municipal bonds may have been unsecured (or in certain instances, partially secured) pre-petition debt. In 2006, certain of United’s municipal bond obligations relating to LAX and SFO were conclusively adjudicated through the Bankruptcy Court as financings and not true leases; however, there remains pending litigation to determine the value of the security interests, if any, that the bondholders at LAX and SFO have in our underlying leaseholds.

United has guaranteed $270 million of the City and County of Denver, Colorado Special Facilities Airport Revenue Bonds (United Air Lines Project) Series 2007A (the “Denver Bonds”). This guarantee replaces our prior guarantee of $261 million of bonds issued by the City and County of Denver, Colorado in 1992. These bonds are callable by United. The outstanding bonds and related guarantee are not recorded in the Company’s Condensed Statements of Consolidated Financial Position (Unaudited).

Legal and Environmental. The Company has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which UAL and United are subject and prior experience, that the ultimate disposition of these contingencies will not materially affect UAL’s or United’s consolidated financial position or results of operations. When appropriate, United accrues for these matters based on its assessments of the likely outcomes of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

New regulations surrounding the emission of greenhouse gases (such as carbon dioxide) are being considered for promulgation both internationally and within the United States. We will be carefully evaluating the potential impact of such proposed regulations.

We anticipate that if ultimately found liable, our damages from claims arising from the events of September 11, 2001, could be significant; however, we believe that, under the Air Transportation Safety and System Stabilization Act of 2001, our liability will be limited to its insurance coverage.

Results of Operations

Second Quarter 2007 Compared to Second Quarter 2006

United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. Therefore, the following qualitative discussion is applicable to both UAL and United, unless otherwise noted. Any significant differences between UAL and United results are separately disclosed and explained.

UAL’s income from operations of $537 million in the three months ended June 30, 2007 improved by $277 million as compared to the operating income of $260 million in the year-ago period. UAL’s net income improved by $155 million to $274 million in the three month period ended June 30, 2007 as compared to net income of $119 million in the year-ago period. United had similar improvements in its results of operations with operating income and net income improving by $279 million and $167 million, respectively, in these same periods. The improvement in our results of operations was due to improved revenue performance, cost control initiatives, debt repayment and restructuring, and other factors discussed below. Net income was impacted in the 2007 periods as compared to the 2006 periods due to recording of income tax expense in the 2007 periods. We did not record any income tax expense in the comparable 2006 periods.

See Note 2, “Voluntary Reorganization Under Chapter 11—Reorganization items” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information on reorganization items.

Operating Revenues. The following table illustrates the year-over-year percentage change in UAL and United operating revenues:

	Three Months Ended
	June 30,		$	%
(In millions)	2007	2006	Change	Change
UAL:
Passenger - United Airlines	$3,968	$3,806	$162	4
Passenger - Regional Affiliates	804	761	43	6
Cargo	181	194	(13)	(7)
Other operating revenues	260	352	(92)	(26)
	$5,213	$5,113	$100	2

United:
Passenger - United Airlines	$3,968	$3,806	$162	4
Passenger - Regional Affiliates	804	761	43	6
Cargo	181	194	(13)	(7)
Other operating revenues	263	350	(87)	(25)
	$5,216	$5,111	$105	2

The table below presents selected UAL and United passenger revenues and operating data from our Mainline segment, broken out by geographic region, and from our United Express segment, expressed as second quarter period-to-period changes:

2007	North America		Pacific		Atlantic		Latin		Mainline		United Express		Consolidated
Increase (decrease) from 2006:
Passenger revenues (in millions)	$(52)		$89		$130		$(5)		$162		$43		$205
Passenger revenues	(2.1)%		12.2%		25.5%		(3.3)%		4.3%		5.7%		4.5%
Available seat miles (ASMs)	(3.3)%		0.8%		9.8%		(9.5)%		(0.9)%		7.4%		(0.1)%
Revenue passenger miles (RPMs)	(0.3)%		(1.1)%		9.1%		(13.8)%		0.3%		7.2%		0.9%
Load factor (points)	2.6	pts.	(1.6)	pts.	(0.6)	pts.	(4.0)	pts.	1.0	pts.	(0.2)	pts.	0.8	pts.
Yield (a)	(1.7)%		13.4%		14.9%		14.0%		4.0%		(1.4)%		3.6%
____________________
(a)	Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs. Yields for geographic regions exclude charter revenue and RPMs.

Mainline and United Express passenger revenues increased $162 million and $43 million, respectively, in the 2007 period as compared to the same period in 2006. In the second quarter of 2007, Mainline revenues benefited from a 1.0 point increase in load factor and a 4.0% increase in yield as compared to the second quarter of 2006. In the same periods, United Express load factor decreased by 0.2 point and yield decreased 1.4%; however, revenues still increased due to the 7.2% increase in traffic. Revenues for both segments benefited from increased Mileage Plus revenue of approximately $27 million and $6 million for Mainline and United Express, respectively, in the 2007 period as compared to 2006. A change in the Mileage Plus expiration period policy from 36 months to 18 months provided a benefit of $47 million in the second quarter of 2007, as discussed in Critical Accounting Policies, below. Mileage Plus customer accounts are deactivated after 18 months of inactivity, effective December 31, 2007. We estimate the number of accounts that will eventually become deactivated and ratably reduce the deferred revenue balance for estimated deactivated accounts over the expiration period.

UAL cargo revenues decreased by approximately $13 million, or 7%, in the three month period ended June 30, 2007 as compared to the same period in 2006. Decreased traffic and yield for the Pacific region contributed to the decrease in cargo revenues. The traffic and yield decreases were due to increased competition in the region, primarily from capacity added by foreign carriers.  The termination of our former contract to carry U.S. domestic mail for the USPS as of June 30, 2006 also contributed to the decrease in cargo revenues.  However, since this contract termination we have continued to carry international mail for the USPS, and recently entered into a new contract to carry domestic mail, as discussed above.

UAL other operating revenues decreased by $92 million, or 26%, in the three month period ended June 30, 2007 as compared to the same period in 2006. Lower jet fuel sales to third parties by our subsidiary, United Aviation Fuel Corporation (“UAFC”) accounted for $91 million of the other revenue decrease. This decrease was due to several factors, including decreased UAFC sales to our regional affiliates; decreased sales due to our decision not to renew various supply agreements to other carriers; and, decreased sales of excess inventory. The decrease in UAFC sales had virtually no impact on our operating margin, because UAFC cost of sales decreased by $90 million in the three months ended June 30, 2007 as compared to the year-ago period.

Operating Expenses. The table below includes the year-over-year dollar and percentage changes in UAL and United operating expenses. Significant fluctuations are discussed below.

	Three Months
	Ended June 30,		$	%
(In millions)	2007	2006	Change	Change
UAL
Aircraft fuel	$1,206	$1,250	$(44)	(4)
Salaries and related costs	1,019	1,071	(52)	(5)
Regional affiliates	733	715	18	3
Purchased services	335	321	14	4
Aircraft maintenance materials and outside repairs	284	257	27	11
Depreciation and amortization	229	218	11	5
Landing fees and other rent	215	225	(10)	(4)
Distribution expenses	197	208	(11)	(5)
Aircraft rent	105	109	(4)	(4)
Cost of third party sales	77	190	(113)	(59)
Other operating expenses	276	289	(13)	(4)
	$4,676	$4,853	$(177)	(4)

United
Aircraft fuel	$1,206	$1,250	$(44)	(4)
Salaries and related costs	1,018	1,070	(52)	(5)
Regional affiliates	733	715	18	3
Purchased services	335	321	14	4
Aircraft maintenance materials and outside repairs	284	257	27	11
Depreciation and amortization	229	218	11	5
Landing fees and other rent	215	226	(11)	(5)
Distribution expenses	197	208	(11)	(5)
Aircraft rent	105	110	(5)	(5)
Cost of third party sales	76	188	(112)	(60)
Other operating expenses	276	285	(9)	(3)
	$4,674	$4,848	$(174)	(4)

As discussed in Note 1, “Basis of Presentation” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited), distribution expenses include commissions, global distribution systems (“GDS”) and credit card transaction fees. Prior period information has been reclassified to conform to the current period presentation. Previously, GDS and credit card transaction fees were classified as components of purchased services and commissions were reported as a separate expense item in the UAL and United quarterly reports on Form 10-Q for the quarterly period ended June 30, 2006.

Aircraft fuel decreased $44 million, or 4%, in the three month period ended June 30, 2007 as compared to the same period in 2006. This net fuel variance was due to a 4% decrease in the average price per gallon of jet fuel from $2.16 per gallon in the second quarter of 2006 to $2.08 per gallon in the second quarter of 2007. This resulted from favorable market conditions and from a $19 million increase in net hedge gains of $17 million in the 2007 period, as compared to a net hedge loss of $2 million in the 2006 period.

UAL salaries and related costs decreased $52 million, or 5%, in the second quarter of 2007 as compared to the year-ago period. This variance was largely due to a reduction in share-based compensation expense, which was $40 million in the 2006 period, but only $11 million in the 2007 period. Less compensation expense was recognized in the 2007 period, as compared to the prior period, for awards that were granted in 2006.  Share-based compensation expense was lower in the second quarter of 2007 as compared to the 2006 quarter due to the large number of grants made in early 2006 in connection with the Company’s emergence from bankruptcy. Also benefiting salaries and related costs in the 2007 period as compared to the same period in 2006 was the absence of the $22 million severance charge incurred during the second quarter of 2006.

Regional affiliate expense increased $18 million, or 3%, during the second quarter of 2007 as compared to the same period last year. Regional affiliate expense increased primarily due to an increase in capacity, which increased 7% in the second quarter of 2007 as compared to the prior period. Our regional affiliate operating margin was $71 million in the 2007 period as compared to $46 million in the 2006 period. This improvement is due to the restructuring of lower-cost regional carrier capacity agreements, the replacement of some 50-seat regional jets with 70-seat regional jets and regional carrier network optimization. All of these improvements were put in place throughout 2006; however, we are still realizing some year-over-year benefits in 2007. The average price of regional affiliates fuel decreased by 2%; however, consumption increased 4% resulting in a $5 million increase in fuel costs during the 2007 period as compared to the 2006 period; such fuel costs are classified as Regional affiliate expense.

For the three months ended June 30, 2007, aircraft maintenance materials and outside repairs expense increased $27 million, or 11%, year-over-year primarily due to inflationary increases related to our V2500 engine maintenance contract and the cost of component parts.

UAL landing fees and other rent decreased $10 million, or 4%, in the second quarter of 2007 as compared to the year-ago period due to a reduction in the amount of facilities rented based upon our ongoing efforts to optimize our rented facilities with our operational needs.

UAL distribution expenses, which include commissions, GDS fees and credit card fees decreased 5% from the 2006 period to $197 million for the quarter ended June 30, 2007. This decrease was due to cost savings realized as the Company continues to drive reductions across the full spectrum of costs of sale. Impact areas included renegotiation of contracts with various channel providers, rationalization of commission plans and programs, and continued emphasis on movement of volumes toward lower cost channels including online channels.

The decrease in UAL cost of sales of $113 million in the 2007 period as compared to the 2006 period was primarily due to lower UAFC third party fuel sales and third-party maintenance work as described in the discussion of revenue variances above. The decrease in cost of sales is consistent with the $92 million decrease in UAL other revenues for the same periods.

Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Three Months Ended
	June 30,		Favorable/	%
(In millions)	2007	2006	(Unfavorable)	Change
UAL
Interest expense	$(139)	$(211)	$72	34
Interest income	62	67	(5)	(7)
Interest capitalized	4	4	-	-
Miscellaneous, net	1	(4)	5	-
	$(72)	$(144)	$72	50

United
Interest expense	$(139)	$(222)	$83	37
Interest income	64	65	(1)	(2)
Interest capitalized	4	4	-	-
Miscellaneous, net	-	(2)	2	-
	$(71)	$(155)	$84	54

UAL interest expense decreased $72 million, or 34%, in the quarter ended June 30, 2007 as compared to the year-ago period. The 2007 period was favorably impacted by the prepayment and amendment of the Credit Facility, which lowered United’s interest rate on these obligations and decreased outstanding debt by $972 million. Repayments of scheduled debt obligations in the second half of 2006 and in 2007 also reduced interest expense in the 2007 period as compared to the 2006 period. The refinancing of certain aircraft in 2007 provided an additional benefit of $22 million to interest expense due to the recognition of a gain on the extinguishment of certain aircraft mortgages. See Liquidity and Capital Resources below, for further details related to this transaction.

Income Taxes. UAL and United recorded income tax expense for the second quarter ended June 30, 2007 based on an estimated effective tax rate of 41%. Income tax expense was not recorded in the same period of 2006. See Note 7, “Income Taxes” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited), for factors impacting the effective tax rate recorded in the 2007 period.

First Six Months of 2007 Compared to First Six Months of 2006

UAL’s earnings from operations of $445 million in the six months ended June 30, 2007 improved by $356 million as compared to earnings from operations of $89 million in the combined six months ended June 30, 2006. UAL’s net income was $122 million in the six month period ended June 30, 2007 as compared to net income of $22.7 billion in the combined six month period ended June 30, 2006. The  most significant variance is reorganization income of $22.9 billion that was recorded in the 2006 period. Except for reorganization items, earnings improved in 2007 due to the items discussed in the second quarter Results of Operations, above, and additional factors discussed below.

United’s improvement in earnings from operations of $360 million was consistent with UAL’s results. United’s net income was $130 million in the six month period ended June 30, 2007 as compared to net income of $22.5 billion in the combined six month period ended June 30, 2006, with the difference in net income primarily due to  reorganization income that was recorded in the 2006 period.

See Note 2, “Voluntary Reorganization Under Chapter 11—Reorganization items” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information on reorganization items.

OperatingRevenues.  The following table illustrates the year-over-year percentage change in UAL and United operating revenues:
	Successor	Combined	Successor	Predecessor
	Six	Six
	Months	Months	Period from	Period from
	Ended	Ended	February 1 to	January 1 to
	June 30,	June 30,	June 30,	January 31,	$	%
(In millions)	2007	2006 (a)	2006	2006	Change	Change
UAL:
Passenger - United Airlines	$7,232	$7,062	$5,988	$1,074	$170	2
Passenger - Regional Affiliates	1,479	1,430	1,226	204	49	3
Cargo	349	374	318	56	(25)	(7)
Other operating revenues	526	712	588	124	(186)	(26)
	$9,586	$9,578	$8,120	$1,458	$8	-

United:
Passenger - United Airlines	$7,232	$7,062	$5,988	$1,074	$170	2
Passenger - Regional Affiliates	1,479	1,430	1,226	204	49	3
Cargo	349	374	318	56	(25)	(7)
Other operating revenues	533	705	585	120	(172)	(24)
	$9,593	$9,571	$8,117	$1,454	$22	-
______________________
(a)	The combined period includes the results for the one month period ended January 31, 2006 (Predecessor) and the five month period ended June 30, 2006 (Successor).

    The table below presents selected UAL and United passenger revenues and operating data from our Mainline segment, broken out by geographic region, and from our United Express segment, expressed as period-to-period changes:

2007	North America		Pacific		Atlantic		Latin		Mainline		United Express		Consolidated
Increase (decrease) from 2006: (a)
Passenger revenues (in millions)	$(137)		$121		$192		$(6)		$170		$49		$219
Passenger revenues	(3.0)%		8.7%		21.3%		(2.1)%		2.4%		3.4%		2.6%
Available seat miles (ASMs)	(1.7)%		0.8%		7.9%		(12.5)%		(0.4)%		6.3%		0.3%
Revenue passenger miles (RPMs)	0.1%		-%		8.3%		(12.5)%		0.6%		6.3%		1.1%
Load factor (points)	1.5	pts.	(0.7)	pts.	0.4	pts.	-	pts.	0.8	pts.	-	pts.	0.7	pts.
Yield (b)	(3.1)%		8.9%		12.2%		11.8%		1.8%		(2.8)%		1.4%
_________________________
(a)	Variances are from the combined 2006 period that includes the results for the one month period ended January 31, 2006 (Predecessor) and the five month period ended June 30, 2006 (Successor).

(b)	Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs. Yields for geographic regions exclude charter revenue and RPMs.

Mainline and United Express passenger revenues increased by $170 million and $49 million, respectively, in the 2007 period as compared to the same period in 2006. In the first six months of 2007, Mainline revenues benefited from a 0.8 point increase in load factor and a 1.8% increase in yield as compared to the first six months of 2006. In the same periods, United Express load factor was flat and yield decreased 2.8%. However, United Express traffic increased 6.3%, which was the primary driver of the increase in revenue. Revenues and yields for both segments were negatively impacted by the accounting for deferred revenue under our Mileage Plus program and to a lesser extent, severe storms in first quarter of 2007 that decreased total passenger revenue by an estimated $32 million. Mileage Plus revenue was approximately $60 million lower in the 2007 period due to an increase in outstanding mileage credits due to various promotional programs and one additional month of the application of the deferred revenue model of accounting for Mileage Plus in 2007, as this accounting policy was initially applied as of February 1, 2006. Partially offsetting these negative Mileage Plus impacts was a benefit due to a change in the Mileage Plus expiration period policy from 36 months to 18 months as discussed in Critical Accounting Policies, below. Mileage Plus customer accounts are deactivated after 18 months of inactivity, effective December 31, 2007. We estimate the number of accounts that will eventually become deactivated and ratably reduces the deferred revenue balance for estimated deactivated accounts over the expiration period.

Cargo revenues decreased by $25 million, or 7%, in the six month period ended June 30, 2007 as compared to the same period in 2006. This decrease was partly due to the termination of our former contract to carry U.S. domestic mail for the USPS as of June 30, 2006. However, since this contract termination we have continued to carry international mail for the USPS, and recently entered into a new contract to carry domestic mail as discussed above. Decreased traffic and yield for the Pacific region also contributed to the decrease in cargo revenues. The traffic and yield decreases were due to increased competition in the region, primarily from capacity added by foreign carriers.

UAL other operating revenues decreased by $186 million, or 26%, in the six month period ended June 30, 2007 as compared to the same period in 2006. Lower jet fuel sales to third parties by UAFC accounted for $172 million of the other revenue decrease, which was due to the factors described in the second quarter Results of Operations above, and had no material impact on the Company’s operating margin, because UAFC cost of sales decreased by $172 million in the first six months of 2007 as compared to the year-ago period.

Operating Expenses.  The table below includes the year-over-year dollar and percentage changes in UAL and United operating expenses. Significant fluctuations are discussed below.

	Successor	Combined	Successor	Predecessor
	Six Months	Six Months	Period from	Period from
	Ended	Ended	February 1 to	January 1 to
	June 30,	June 30,	June 30,	January 31,	$	%
(In millions)	2007	2006 (a)	2006	2006	Change	Change
UAL
Aircraft fuel	$2,247	$2,317	$1,955	$362	$(70)	(3)
Salaries and related costs	2,087	2,155	1,797	358	(68)	(3)
Regional affiliates	1,425	1,411	1,183	228	14	1
Purchased services	636	625	527	98	11	2
Aircraft maintenance materials and outside repairs	565	516	436	80	49	9
Landing fees and other rent	453	445	370	75	8	2
Depreciation and amortization	449	434	366	68	15	3
Distribution expenses	385	409	349	60	(24)	(6)
Aircraft rent	205	214	184	30	(9)	(4)
Cost of third party sales	170	383	318	65	(213)	(56)
Special operating items	(22)	-	-	-	(22)	-
Other operating expenses	541	580	494	86	(39)	(7)
	$9,141	$9,489	$7,979	$1,510	$(348)	(4)

United
Aircraft fuel	$2,247	$2,317	$1,955	$362	$(70)	(3)
Salaries and related costs	2,086	2,153	1,795	358	(67)	(3)
Regional affiliates	1,425	1,411	1,183	228	14	1
Purchased services	636	624	527	97	12	2
Aircraft maintenance materials and outside repairs	565	516	436	80	49	9
Landing fees and other rent	453	445	370	75	8	2
Depreciation and amortization	449	434	366	68	15	3
Distribution expenses	385	409	349	60	(24)	(6)
Aircraft rent	206	215	185	30	(9)	(4)
Cost of third party sales	168	377	314	63	(209)	(55)
Special operating items	(22)	-	-	-	(22)	-
Other operating expenses	540	575	490	85	(35)	(6)
	$9,138	$9,476	$7,970	$1,506	$(338)	(4)
____________________
(a)	The combined period includes the results for the one month ended January 31, 2006 (Predecessor) and the five months ended June 30, 2006 (Successor).

Aircraft fuel decreased $70 million, or 3%, in the six month period ended June 30, 2007 as compared to the same period in 2006. This net fuel variance was due to a 3% decrease in the average price per gallon of jet fuel from $2.06 per gallon in the first six months of 2006 to $1.99 per gallon in the first six months of 2007, resulting from favorable market conditions, and a $32 million increase in net hedge gains that were $39 million in the 2007 period as compared to $7 million in the 2006 period.

UAL salaries and related costs decreased $68 million, or 3%, in the first six months of 2007 as compared to the year-ago period. This benefit was largely due to a reduction in share-based compensation expense which was $109 million in the 2006 period, but only $26 million in the 2007 period. Less compensation expense was recognized in the 2007 period as compared to the 2006 period for awards that were granted in 2006. Immediate recognition of 100% of the cost of awards granted to retirement-eligible employees, on the grant date, accounts for a significant amount of this decrease. There were no significant grants in the 2007 period as compared to the 2006 period, which included a large number of grants associated with our emergence from bankruptcy. Also benefiting the 2007 period was the absence of the $22 million severance charge incurred in 2006. Partially offsetting the benefit of decreased share-based compensation expense was a slight increase in salaries and health care benefits as a result of inflationary pressures.

Regional affiliate expense increased $14 million, or 1%, during the first six months of 2007 as compared to the same period last year. Regional affiliate capacity increased 6% for the same periods. Our regional affiliate operating income was $54 million in the 2007 period as compared to $19 million in the 2006 period. This improvement is due to the restructuring of lower-cost regional carrier capacity agreements, the replacement of some 50-seat regional jets with 70-seat regional jets and regional carrier network optimization. All of these improvements were put in place throughout 2006; however, we are still realizing some year-over-year benefits in 2007. The average price of regional affiliates fuel decreased by 1% and consumption increased 2%. The net impact of these changes was a $4 million increase in fuel cost in the 2007 period as compared to the 2006 period.

For the six months ended June 30, 2007, aircraft maintenance materials and outside repairs expense increased $49 million, or 9%, year-over-year primarily due to inflationary increases related to our V2500 engine maintenance contract and the cost of component parts, as well as the impact of changes in airframe and engine volumes.

Landing fees and other rent increased $8 million, or 2%, in the six months ended June 30, 2007 as compared to the year-ago period. In 2006, we received an $8 million credit from one of our airports upon completion of an audit of expenses for multiple years. Landing fees and other rent were relatively flat in the 2007 period due to our ongoing efforts to optimize our rented facilities with our operational needs.

Distribution expenses, which include commissions, GDS fees and credit card fees decreased 6% from the 2006 period to $385 million for the six months ended June 30, 2007. This decrease was due to cost savings realized as the Company continues to drive reductions across the full spectrum of costs of sale.  Impact areas included renegotiation of contracts with various channel providers, rationalization of commission plans and programs, and continued emphasis on movement of volumes toward lower cost channels including online channels.

The decrease in UAL cost of sales of $213 million in the 2007 period as compared to the 2006 period was primarily due to lower UAFC third party fuel sales as described in the discussion of revenue variances above. The decrease in cost of sales is consistent with the $186 million decrease in UAL other revenues for the same periods.

UAL and United special items of $22 million include the benefit of a reduction in recorded accruals for pending bankruptcy litigation related to our SFO and LAX municipal bond obligations. See Note 2, “Voluntary Reorganization Under Chapter 11” in Combined Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information on these pending matters.

UAL other operating expense decreased $39 million, or 7%, in the first six months of 2007, as compared to the first six months of 2006. This decrease was primarily due to a $26 million reduction in advertising expenditures.

    Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Successor	Combined	Successor	Predecessor
	Six	Six
	Months	Months	Period from	Period from
	Ended	Ended	February 1 to	January 1 to
	June 30,	June 30,	June 30,	January 31,	Favorable/	%
(In millions)	2007	2006 (a)	2006	2006	(Unfavorable)	Change
UAL
Interest expense	$(345)	$(394)	$(352)	$(42)	$49	12
Interest income	120	101	95	6	19	19
Interest capitalized	9	7	7	-	2	29
Miscellaneous, net	(1)	2	2	-	(3)	-
	$(217)	$(284)	$(248)	$(36)	$67	24

United
Interest expense	$(345)	$(395)	$(353)	$(42)	$50	13
Interest income	124	99	93	6	25	25
Interest capitalized	9	7	7	-	2	29
Miscellaneous, net	(1)	(1)	(1)	-	-	-
	$(213)	$(290)	$(254)	$(36)	$77	27

(a)	The combined period includes the results for the one month period ended January 31, 2006 (Predecessor) and the five month period ended June 30, 2006 (Successor).

UAL interest expense decreased $49 million, or 12%, in the six months ended June 30, 2007 as compared to the year-ago period. The 2007 period was favorably impacted by the amendment and prepayment of the Credit Facility, which lowered United’s interest rate on these obligations and reduced the total obligations outstanding by $972 million. Repayments of scheduled maturities of debt obligations also reduced interest expense. The 2007 period also included a $22 million reduction in interest expense due to the recognition of a gain on debt extinguishment. These benefits were offset by interest expense of $17 million for previously capitalized debt issuance costs that were associated with the prepaid portion of the Credit Facility, and $6 million for financing costs in connection with the February amendment of the Credit Facility.

UAL interest income increased $19 million year-over-year reflecting a higher average cash balance in 2007, as well as higher rates of return on certain investments; interest income also increased due to the classification of $6 million of interest income as reorganization items in the January 2006 predecessor period in accordance with SOP 90-7.

Income Taxes. UAL and United recorded income tax expense of $108 million and $114 million (an effective tax rate of 47%), respectively, for the six month period ended June 30, 2007. See Note 7, “Income Taxes” in Combined Notes to the Condensed Consolidated Financial Statements (Unaudited) for further discussion of permanent items impacting the effective tax rates. Income taxes were not recorded in the same period of 2006.

Liquidity and Capital Resources

The following table provides a summary of UAL’s and United’s cash position at December 31, 2006 and June 30, 2007, and net cash provided (used) by operating, financing and investing activities for the six month periods ended June 30, 2007 and 2006.

	UAL		United
(In millions)	As of June 30, 2007	As of December 31, 2006	As of June 30, 2007	As of December 31, 2006
Cash, short-term investments & restricted cash	$5,120	$4,991	$5,030	$4,896
Restricted cash included in total cash	871	847	838	809

UAL	Six Months Ended June 30, 2007	Combined Six Months Ended June 30, 2006	Period from February 1 to June 30, 2006	Period from January 1 to January 31, 2006
Net cash provided by operating activities	$1,660	$1,138	$977	$161
Net cash provided (used) by investing activities	(2,455)	157	395	(238)
Net cash provided (used) by financing activities	(1,370)	1,061	1,091	(30)

United
Net cash provided by operating activities	$1,649	$1,159	$996	$163
Net cash provided (used) by investing activities	(2,431)	105	343	(238)
Net cash provided (used) by financing activities	(1,352)	1,061	1,091	(30)
________________________
(a)	The combined period includes the results for the one month period ended January 31, 2006 (Predecessor) and the five month period ended June 30, 2006 (Successor).

Liquidity. The Company’s significant cash position represents a source of liquidity. The change in cash from December 31, 2006 to June 30, 2007 is explained below. Restricted cash primarily represents cash collateral to secure workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. We may be required to post significant additional cash collateral to meet such obligations in the future.

Operating Activities. UAL’s and United’s net income before reorganization items improved by $309 million and $317 million, respectively, in the first six months of 2007, as compared to the first six months of 2006. These amounts include the impact of non-cash income tax expense of $108 million for UAL and $114 million for United in 2007. Cash from operations improved due to the Company’s improved performance in 2007, as discussed above in Results of Operations. In addition, cash generated from operations increased due to changes in working capital. Significant year-over-year changes in UAL and United working capital items included deferred revenue and advance ticket sales of $64 million and $182 million, respectively, which increased primarily due to increased ticket sales in advance of the summer travel season.

Investing Activities. UAL and United’s cash used for restricted funds was $24 million and $29 million, respectively, in the 2007 period as compared to $251 million and $253 million that was provided by a decrease in the segregated and restricted funds for UAL and United, respectively, in the year ago period. The significant cash generated from restricted accounts in the 2006 period was due to our improved financial position upon our emergence from bankruptcy. Net purchases of short-term investments used cash of $2.3 billion and $2.2 billion for UAL and United, respectively, in the 2007 period as compared to cash provided of $18 million for both UAL and United in the year-ago period. This change was due to normal cash management activities as our short-term investments are part of our overall cash management policy. Capital expenditures for both UAL and United were $146 million and $159 million in the 2007 and 2006 periods, respectively.

During the six month periods ended June 30, 2007 and 2006, the Company did not sell or acquire any aircraft. However in 2007, three owned and unencumbered aircraft were financed as part of the secured Enhanced Equipment Trust Certificates (“EETC”) financing described below.

In 2006, UAL generated $52 million more cash from investing activities as compared to United primarily due to proceeds from the sale of MyPoints, a direct subsidiary of UAL.

Financing Activities.  Cash used by financing activities for both UAL and United was $1.4 billion in the six month period ended June 30, 2007, as compared to $1.1 billion of cash provided by financing activities during the first six months of 2006. In 2007, cash of approximately $2.1 billion was used to prepay approximately $1.0 billion of Credit Facility obligations and to make other debt and capital lease payments. A combination of the proceeds from United’s initial Credit Facility upon exiting bankruptcy and significant cash generated from operations in 2006 provided us with a larger than optimal cash balance.

In June 2007, the Company completed financing transactions totaling approximately $964 million which included the $694 million EETC secured financing and the $270 million Denver Airport financing. A portion of the proceeds of the $694 million EETC transaction was used to payoff $590 million of debt obligations that were secured by ten previously mortgaged, owned aircraft and to finance three previously unencumbered owned aircraft. The proceeds of  the Denver Airport bonds were used to refinance the existing $261 million of Denver Series 1992A bonds. See Note 11, “Debt Obligations” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further details regarding these transactions.

In February 2007 United amended certain terms of its Credit Facility, resulting in a reduction in the amount of the Amended Credit Facility from $3.0 billion to $2.055 billion, consisting of a $1.8 billion term loan commitment and a $255 million revolving commitment. At United’s option, interest payments are based on either a base rate, as defined in the Amended Credit Facility, or LIBOR plus 2%. This applicable margin on LIBOR rate loans is a significant reduction of 1.75% from the original terms of the Credit Facility. The Amended Credit Facility also unencumbers a significant amount of assets that had been pledged as collateral under the original Credit Facility. At June 30, 2007, $174 million was available for loans or standby letters of credit under the Amended Credit Facility. See Note 11, “Debt Obligations” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information related to the Amended Credit Facility.

In January 2007, United paid $4 million to terminate the interest rate swap that had been used to hedge a portion of the future interest payments under the original Credit Facility term loan of $2.45 billion. See Note 12, “Financial Instruments and Risk Management” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information related to this swap agreement.

During the combined six months of 2006, we generated proceeds of $3.0 billion from United’s new credit facility but used approximately $1.8 billion of these proceeds to repay the $1.2 billion debtor-in-possession credit facility and make other scheduled and revolving payments under long-term debt and capital lease agreements.

Critical Accounting Policies

For complete information regarding UAL’s and United’s critical accounting policies, see “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Reports.

Frequent Flyer Accounting. Management’s estimate of the expected breakage of miles as of the fresh-start date, and for recognition of breakage post-emergence, requires significant management judgment. In 2006, United’s policy for the cancellation of miles was to deactivate Mileage Plus customer accounts for which there was no activity for 36 months. Accordingly, United recognized revenue from breakage of miles by amortizing such estimated breakage over the 36 month expiration period. In early 2007, United announced a reduction in the expiration period from 36 months to 18 months effective December 31, 2007. Accordingly, in 2007 United began to recognize revenue from breakage of miles by amortizing such estimated breakage over the 18 month expiration period. Management considers historical patterns of account breakage to be a useful indicator when estimating future breakage. Future program redemption opportunities can significantly alter customer behavior from historical patterns with respect to inactive accounts. Such changes may result in material changes to the deferred revenue balance, as well as recognized revenues from the program. A hypothetical 1% change in United’s breakage rate, estimated to be approximately 15% annually as of June 30, 2007, has an effect of approximately $19 million on the liability. At December 31, 2006, a hypothetical 1% change in United’s breakage rate, which was estimated at 14% annually, would have had an impact of approximately $18 million on the liability. The change in the expiration policy for inactive customer accounts provided a revenue benefit of approximately $47 million and $75 million in the three and six months periods ended June 30, 2007, respectively, and is expected to provide a benefit of approximately $181 million for the full year 2007.

At June 30, 2007, the outstanding number of miles in the Mileage Plus liability was approximately 523 billion. United currently estimates that approximately 446 billion of these miles will ultimately be redeemed and, accordingly, has recorded deferred revenue of $3.8 billion. A hypothetical 1% change in the weighted-average ticket value or the outstanding number of miles would have approximately a $44 million impact on the liability.

Goodwill and Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), UAL and United apply a fair value-based impairment test to the book value of goodwill and indefinite-lived intangible assets on an annual basis and, if events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. An impairment charge could have a material adverse effect on UAL’s or United’s financial position and results of operations in the period of recognition.

As of June 30, 2007 and December 31, 2006, United has recorded an indefinite-lived intangible asset of $255 million for its Heathrow slots, based upon its estimation of the fair value for those slots as of the adoption of fresh-start reporting on February 1, 2006. United, however, determined at fresh-start that its rights relating to its actual route authorities to Heathrow had a fair value of zero. The EU/U.S. open skies agreement is expected to directly impact the future value and expected lives of route authorities to Heathrow; however, there is no direct impact from the open skies agreement on airport slot rights, including those at Heathrow.  The open skies agreement is also expected to provide United an opportunity to secure antitrust immunity for certain of its Star Alliance carrier relationships, and to provide United and other carriers with access to new markets in EU countries. Because of the diverse nature of these potential impacts on United’s business, the overall future impact of the agreement on United’s business in the EU region cannot be predicted with certainty.  United has concluded that, in certain circumstances, the open skies agreement could indirectly and adversely affect the fair value of its slot rights at Heathrow, and therefore has further concluded that the signing of the open skies agreement on April 30, 2007 constituted an indicator of impairment with respect to United’s Heathrow slots intangible asset.

During the second quarter of 2007, United performed an impairment review of the Heathrow slots intangible asset using the guidance in SFAS 142 and concluded that no impairment was currently indicated and that, furthermore, no change was currently required to the fresh-start assignment of an indefinite life to this intangible asset. The methodology use to estimate fair value is described in the UAL and United 2006 Annual Reports.  United’s initial annual impairment test for its Heathrow slots was performed as of October 1, 2006 and no impairment was indicated at that time.

The implementation of the EU/U.S. open skies agreement, however, may result in a future determination that the Heathrow slots are impaired in whole or in part, or in a future determination that they should be reclassified as definite-lived intangible assets with amortization expense recognized thereon. Such future determination could result in material charges to earnings in those future periods.

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

    Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our Amended Credit Facility and other financing arrangements; the costs and availability of financing; our ability to execute our business plan; our ability to realize benefits from our resource optimization efforts and cost reduction initiative programs; our ability to utilize our net operating losses; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions (including interest rates, foreign currency exchange rates, crude oil prices, costs of aviation fuel and refining capacity in relevant markets); our ability to cost-effectively hedge against increases in the price of aviation fuel; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; labor costs; competitive pressures on pricing and on demand; capacity decisions of United and/or our competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements); our ability to maintain satisfactory labor relations; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under the caption “Risk Factors” in Item 1A. of the UAL and United Annual Reports on Form 10-K for the year ended December 31, 2006, as well as other risks and uncertainties set forth from time to time in the reports we file with United States Securities and Exchange Commission. Consequently, forward-looking statements should not be regarded as representations or warranties by UAL or United that such matters will be realized.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion below describes changes in our market risks since December 31, 2006. For additional information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2006 Annual Reports.

Interest Rate Risk—In the first quarter of 2006, United entered into an interest rate swap whereby it fixed the rate of interest on $2.45 billion notional value of floating-rate debt at 5.14% plus a fixed credit margin. The swap had a fair value of negative $12 million at December 31, 2006. In January 2007, United terminated the swap. The termination value of the swap was negative $4 million. As discussed in Note 11, “Debt Obligations” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited), United prepaid $972 million of its debt obligations in February 2007 which reduced the amount of United’s debt obligations that are sensitive to interest rate fluctuations.

Commodity Price Risk (Jet Fuel)—When market conditions indicate risk reduction is achievable, United may use commodity option contracts or other derivative instruments to reduce its price risk exposure to jet fuel. The derivative instruments are designed to provide protection against increases in the price of aircraft fuel. United may change its hedging program based on changes in market conditions. At June 30, 2007, the fair value of United’s fuel-related derivatives was a positive $16 million, as compared to a negative $2 million at December 31, 2006.

Foreign Exchange Risk—The Company previously disclosed in its 2006 Annual Reports it has exposure to changes in certain foreign currency exchange rates and as of December 31, 2006, the Company did not have any foreign currency derivative instruments. The following is an update to that disclosure as during the second quarter of 2007 the Company began using foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates. As of June 30, 2007, the Company hedged a portion of its expected foreign currency cash flows in the Australian dollar, Canadian dollar, British pound, European Euro and Japanese yen. As of June 30, 2007, the notional amount of these foreign currencies hedged with the forward contracts in U.S, dollars terms was approximately $100 million. These contracts expire at various dates from July to November 2007. For the three and six months ended June 30, 2007, there were no material gains or losses from these derivative positions. As of June 30, 2007, the fair value of these contracts was less than $1 million.

ITEM 4.	CONTROLS AND PROCEDURES

This section should be read in conjunction with Item 9A., “Controls and Procedures” included the respective UAL and United Annual Reports on Form 10-K for the year ended December 31, 2006.

UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports UAL and United each file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including each company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that its disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of both UAL and United have concluded that as of June 30, 2007, the  disclosure controls and procedures of both UAL and United were not effective due to a material weakness related to the operation of each company’s internal control over financial reporting with respect to the accounting and disclosure for income taxes, as previously disclosed in Item 9A, Controls and Procedures in the 2006 Annual Reports. Additional review, evaluation and oversight have been undertaken to ensure both UAL’s and United’s unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, both UAL and United have concluded that their consolidated financial statements in this Form 10-Q fairly present, in all material respects, their financial position, results of operations and cash flows for the periods presented.

There were no changes to either UAL’s or United’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect either company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Internal Controls Surrounding Accounting for Income Taxes

As discussed in the 2006 Annual Reports, the management of UAL and United concluded that while each company had appropriately designed control procedures for income tax accounting and disclosures, high staff turnover caused UAL and United to poorly execute the controls for evaluating and recording current and deferred income tax provision and related deferred tax balances. In response to the material weakness, the management of UAL and United is implementing a remediation plan that includes enhancing staff resources and skill sets, upgrading the tax technology infrastructure and optimizing workflow and processes. During the first six months of 2007, the Company hired a significant number of experienced tax professionals and implemented plans designed to materially reduce staff turnover.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In addition to the legal proceedings described below, UAL and United are parties to other legal proceedings as described in their respective Annual Reports on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Reports”).

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

Numerous pre-petition claims still await resolution in the Bankruptcy Court due to the Company’s objections to either the existence of liability or the amount of the claim. The process of determining whether liability exists and liquidating the amounts due is likely to continue through 2007, and possibly longer. Additionally, certain significant matters remain to be resolved in the Bankruptcy Court. For details see Note 2, “Voluntary Reorganization Under Chapter 11,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

Air Cargo/Passenger Surcharge Investigations

In February 2006, the European Commission and the U.S. Department of Justice commenced an international investigation into what government officials describe as a possible price fixing conspiracy relating to certain surcharges included in tariffs for carrying air cargo. In June 2006, United received a subpoena from the U.S. Department of Justice requesting information related to certain passenger pricing practices and surcharges applicable to international passenger routes. We are cooperating fully. United is considered a source of information for the investigation, not a target. Separately, United received additional information requests regarding these cargo pricing matters from the competition authorities of Brazil in March 2007, the European Union in April and June 2007, and from the Australian Competition and Consumer Commission in June 2007. In addition to the U.S. federal grand jury investigation, United and other air cargo carriers have been named as defendants in over ninety class action lawsuits alleging civil damages as a result of the purported air cargo pricing conspiracy. Those lawsuits have been consolidated for pretrial activities in the United States Federal Court for the Eastern District of New York. United has entered into an agreement with the majority of the private plaintiffs to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs’ factual investigation. More than fifty additional putative class actions have also been filed alleging violations of the antitrust laws with respect to passenger pricing practices. Those lawsuits have been consolidated for pretrial activities in the United States Federal Court for the Northern District of California (“Federal Court”). United has entered into a settlement agreement with a number of the plaintiffs in the passenger pricing cases to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs’ factual investigation. The settlement agreement is subject to review and approval by the Federal Court. Penalties for violating competition laws can be severe, involving both criminal and civil liability. We are cooperating with the grand jury investigations while carrying out our own internal review of our pricing practices, and are not in a position to evaluate the potential financial impact of this litigation at this time. However, a finding that we violated either U.S. antitrust laws or the competition laws of some other jurisdiction could have a material adverse impact on our results of operations or financial condition.

ITEM 1A.	RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2006 Annual Reports for a detailed discussion of the risk factors affecting UAL and United. The information below provides updates to the previously disclosed risk factors and should be read in conjunction with the risk factors and information disclosed in the 2006 Annual Reports.

Extensive government regulation could increase the Company’s operating costs and restrict its ability to conduct its business.

Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. In addition to the enactment of the Aviation Security Act, laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce airline revenue. The Federal Aviation Authority (“FAA”) from time to time also issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures by United. The Company expects to continue incurring material expenses to comply with the regulations of the FAA and other agencies.

United operates under a certificate of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked our certificate, it could have a material adverse effect on the Company’s business. The FAA can also limit United’s airport access by limiting the number of departure and arrival slots at “high density traffic airports” and local airport authorities may have the ability to control access to certain facilities or the cost of access to such facilities, which could have an adverse effect on the Company’s business.

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

The ability of United States carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be made available. United currently operates on a number of international routes under government arrangements that limit the number of carriers, capacity, or the number of carriers allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on the Company’s financial position and results of operations and could result in the impairment of material amounts of related intangible assets. Recently, the United States and the European Union entered into an “open skies” agreement that will become effective at the end of March 2008. See Note 14, “Open Skies Agreement,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

Further, the Company’s operations in foreign countries are subject to various laws and regulations in those countries. The Company cannot provide any assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect its financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents repurchases of UAL common stock made in the second quarter of fiscal year 2007:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
04/01/07 - 04/30/07	3,491	$38.15	—	(b)
05/01/07 - 05/31/07	—	—	—	(b)
06/01/07 - 06/30/07	1,177	40.89	—	(b)
Total	4,668	38.84	—	(b)
_____________________
(a)	Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.

(b)	The MEIP provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. The MEIP does not specify a maximum number of shares that may be repurchased.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of UAL Corporation was held on May 10, 2007. The election of directors was the only matter voted upon at the meeting. The following director nominees were elected:

Directors Elected by Holders of Common Stock:
Nominee	Votes For	Votes Withheld
Richard J. Almeida	89,788,880	9,901,332
Mary K. Bush	92,749,545	6,940,666
W. James Farrell	90,093,853	9,596,359
Walter Isaacson	90,240,678	9,449,534
Robert D. Krebs	90,183,727	9,506,485
Robert S. Miller	88,782,103	10,908,109
James J. O’Connor	89,182,715	10,507,497
Glenn F. Tilton	88,503,766	11,186,445
David J. Vitale	89,334,295	10,355,916
John H. Walker	88,851,935	10,838,277

Director Elected by Class Pilot MEC Junior Preferred Stock:
Nominee	Votes For	Votes Withheld
Mark A. Bathurst	1	0

Director Elected by Class IAM Junior Preferred Stock:
Nominee	Votes For	Votes Withheld
Stephen R. Canale	1	0

ITEM 6.	EXHIBITS.

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

UAL CORPORATION
(Registrant)

Date: July 30, 2007	By: /s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial and
accounting officer)

UNITED AIR LINES, INC.
(Registrant)

Date: July 30, 2007	By: /s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: July 30, 2007	By: /s/ David M. Wing
David M. Wing
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

The documents listed below are being filed on behalf of UAL and United as indicated.

Registrant

†10.1	UAL United	Amendment No. 2 dated June 4, 2007 to the Peter D. McDonald Secular Trust Agreement dated September 29, 2006

12.1	UAL	UAL’s Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.2	United	United’s Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

31.1	UAL	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002) of UAL

31.2	UAL	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002) of UAL

31.3	United	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002) of United

31.4	United	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002) of United

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†           Indicates management contract or compensatory plan or arrangement