Form 10-Q
period 2007-10-08
UAL CORP /DE/; UNITED AIR LINES INC
filed 2007-10-31
CIK 100517, 101001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2007.

UAL Corporation                                             116,278,809 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by UAL Corporation)
There is no market for United Air Lines, Inc. common stock.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies
Report on Form 10-Q
For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,
	2007	2006
Operating revenues:
Passenger - United Airlines	$4,225	$3,916
Passenger - Regional Affiliates	819	773
Cargo	198	183
Special operating items (Note 2)	45	-
Other operating revenues	240	304
	5,527	5,176
Operating expenses:
Aircraft fuel	1,324	1,368
Salaries and related costs	1,062	1,060
Regional affiliates	751	713
Purchased services	344	302
Aircraft maintenance materials and outside repairs	295	252
Depreciation and amortization	245	226
Distribution expenses (Note 1)	211	215
Landing fees and other rent	201	199
Aircraft rent	102	104
Cost of third party sales	68	153
Special operating items (Note 2)	(22)	(30)
Other operating expenses	290	279
	4,871	4,841

Earnings from operations	656	335

Other income (expense):
Interest expense	(161)	(164)
Interest income	71	72
Interest capitalized	5	3
Miscellaneous, net	(6)	3
	(91)	(86)

Earnings before income taxes and equity in earnings
of affiliates	565	249
Income tax expense	232	60

Earnings before equity in earnings of affiliates	333	189
Equity in earnings of affiliates, net of tax	1	1
Net income	$334	$190

Earnings per share, basic	$2.82	$1.62
Earnings per share, diluted	$2.21	$1.30

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions, except per share amounts)
	Successor	Successor	Predecessor
	Nine Months	Period from	Period from
	Ended	February 1	January 1
	September 30,	to September 30,	to January 31,
	2007	2006	2006
Operating revenues:
Passenger - United Airlines	$11,457	$9,904	$1,074
Passenger - Regional Affiliates	2,298	1,999	204
Cargo	547	501	56
Special operating items (Note 2)	45	-	-
Other operating revenues	766	892	124
	15,113	13,296	1,458
Operating expenses:
Aircraft fuel	3,571	3,323	362
Salaries and related costs	3,149	2,857	358
Regional affiliates	2,176	1,896	228
Purchased services	980	829	98
Aircraft maintenance materials and outside repairs	860	688	80
Depreciation and amortization	694	592	68
Landing fees and other rent	654	569	75
Distribution expenses (Note 1)	596	564	60
Aircraft rent	307	288	30
Cost of third party sales	238	471	65
Special operating items (Note 2)	(44)	(30)	-
Other operating expenses	831	773	86
	14,012	12,820	1,510

Earnings (loss) from operations	1,101	476	(52)

Other income (expense):
Interest expense (Note 11)	(506)	(516)	(42)
Interest income	191	167	6
Interest capitalized	14	10	-
Miscellaneous, net	(7)	5	-
	(308)	(334)	(36)

Earnings (loss) before reorganization items, income
taxes and equity in earnings of affiliates	793	142	(88)
Reorganization items, net	-	-	22,934

Earnings before income taxes and equity in
earnings of affiliates	793	142	22,846
Income tax expense	340	60	-

Earnings before equity in earnings of affiliates	453	82	22,846
Equity in earnings of affiliates, net of tax	3	4	5
Net income	$456	$86	$22,851

Earnings per share, basic	$3.82	$0.69	$196.61
Earnings per share, diluted	$3.10	$0.68	$196.61

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,263	$3,832
Short-term investments	2,899	312
Restricted cash	341	341
Receivables, less allowance for doubtful accounts (2007—$29; 2006—$27)	1,095	820
Prepaid fuel	418	283
Aircraft fuel, spare parts and supplies, less
obsolescence allowance (2007—$22; 2006—$6)	230	218
Deferred income taxes	77	122
Prepaid expenses and other	643	345
	6,966	6,273
Operating property and equipment:
Owned—
Flight equipment	9,212	8,958
Advances on flight equipment	103	103
Other property and equipment	1,536	1,441
	10,851	10,502
Less—accumulated depreciation and amortization	(918)	(503)
	9,933	9,999
Capital leases:
Flight equipment	1,512	1,511
Other property and equipment	34	34
	1,546	1,545
Less—accumulated amortization	(151)	(81)
	1,395	1,464
	11,328	11,463
Other assets:
Intangibles, less accumulated amortization (2007—$285; 2006—$169)	2,912	3,028
Goodwill	2,695	2,703
Restricted cash	447	506
Aircraft lease deposits	327	539
Investments	194	113
Other, net	739	744
	7,314	7,633
	$25,608	$25,369

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	September 30,	December 31,
	2007	2006
Liabilities and Stockholders’ Equity
Current liabilities:
Advance ticket sales	$2,246	$1,669
Mileage Plus deferred revenue	1,201	1,111
Accounts payable	830	667
Accrued salaries, wages and benefits	823	795
Advanced purchase of miles	708	681
Long-term debt maturing within one year (Note 11)	654	1,687
Fuel purchase commitments	418	283
Current obligations under capital leases	319	110
Accrued interest	162	241
Other	498	701
	7,859	7,945

Long-term debt (Note 11)	7,027	7,453
Long-term obligations under capital leases	1,129	1,350
Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,666	2,569
Postretirement benefit liability	1,934	1,955
Deferred income taxes	1,048	688
Deferred pension liability	137	130
Other	802	770
	6,587	6,112
Mandatorily convertible preferred securities	366	361
Commitments and contingent liabilities (Note 13)

Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 116,035,322 and 112,280,629 shares at September 30, 2007 and December 31, 2006, respectively	1	1
Additional capital invested	2,122	2,053
Retained earnings	467	16
Stock held in treasury, at cost (Note 4)	(15)	(4)
Accumulated other comprehensive income	65	82
	2,640	2,148
	$25,608	$25,369

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In millions)

	Successor		Predecessor
	Nine Months Ended September 30,	Period from February 1 to September 30,	Period from January 1 to January 31,
	2007	2006	2006
Cash flows provided (used) by operating activities:
Net income (loss) before reorganization items	$456	$86	$(83)
Adjustments to reconcile to net cash provided (used) by operating activities—
Increase in advance ticket sales	577	339	109
Increase in deferred income taxes	364	60	-
Increase in receivables	(269)	(95)	(88)
Depreciation and amortization	694	592	68
Mileage Plus deferred revenue and advanced purchase of miles	214	153	14
Other, net	(34)	(27)	141
	2,002	1,108	161
Cash flows provided (used) by reorganization activities:
Reorganization items, net	—	—	22,934
Increase in other liabilities	—	—	37
Increase in non-aircraft claims accrual	—	—	429
Discharge of claims and liabilities	—	—	(24,628)
Revaluation of Mileage Plus frequent flyer deferred revenue	—	—	2,399
Revaluation of other assets and liabilities	—	—	(2,106)
Pension curtailment, settlement and employee claims	—	—	912
	—	—	(23)
Cash flows provided (used) by investing activities:
Net (purchases) sales of short-term investments	(2,587)	72	2
Purchases of EETC securities (Notes 1 and 11)	(76)	—	—
Additions to property and equipment	(428)	(222)	(30)
(Increase) decrease in restricted cash	59	300	(203)
Decrease in segregated funds	—	200	—
Other, net	(25)	39	(7)
	(3,057)	389	(238)
Cash flows provided (used) by financing activities:
Proceeds from secured notes	694	—	—
Proceeds from Credit Facility	—	2,961	—
Repayment of Credit Facility	(995)	(175)	—
Repayment of DIP Financing	—	(1,157)	—
Repayment of other long-term debt	(1,149)	(545)	(24)
Principal payments under capital leases	(60)	(66)	(5)
Other, net	(4)	(65)	(1)
	(1,514)	953	(30)
Increase (decrease) in cash and cash equivalents during the period	(2,569)	2,450	(130)
Cash and cash equivalents at beginning of the period	3,832	1,631	1,761
Cash and cash equivalents at end of the period	$1,263	$4,081	$1,631

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions)

	Three Months Ended September 30,
	2007	2006
Operating revenues:
Passenger - United Airlines	$4,225	$3,916
Passenger - Regional Affiliates	819	773
Cargo	198	183
Special operating items (Note 2)	45	-
Other operating revenues	243	304
	5,530	5,176
Operating expenses:
Aircraft fuel	1,324	1,368
Salaries and related costs	1,059	1,059
Regional affiliates	751	713
Purchased services	344	301
Aircraft maintenance materials and outside repairs	295	252
Depreciation and amortization	245	225
Distribution expenses (Note 1)	211	215
Landing fees and other rent	201	199
Aircraft rent	102	104
Cost of third party sales	67	150
Special operating items (Note 2)	(22)	(30)
Other operating expenses	291	281
	4,868	4,837

Earnings from operations	662	339

Other income (expense):
Interest expense	(161)	(165)
Interest income	70	79
Interest capitalized	5	3
Miscellaneous, net	(6)	3
	(92)	(80)

Earnings before income taxes and equity in earnings
of affiliates	570	259
Income tax expense	234	65

Earnings before equity in earnings of affiliates	336	194
Equity in earnings of affiliates, net of tax	1	1
Net income	$337	$195

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions)

	Successor	Successor	Predecessor
	Nine Months	Period from	Period from
	Ended	February 1	January 1
	September 30,	to September 30,	to January 31,
	2007	2006	2006
Operating revenues:
Passenger - United Airlines	$11,457	$9,904	$1,074
Passenger - Regional Affiliates	2,298	1,999	204
Cargo	547	501	56
Special operating items (Note 2)	45	-	-
Other operating revenues	776	889	120
	15,123	13,293	1,454
Operating expenses:
Aircraft fuel	3,571	3,323	362
Salaries and related costs	3,145	2,854	358
Regional affiliates	2,176	1,896	228
Purchased services	980	828	97
Aircraft maintenance materials and outside repairs	860	688	80
Depreciation and amortization	694	591	68
Landing fees and other rent	654	569	75
Distribution expenses (Note 1)	596	564	60
Aircraft rent	308	289	30
Cost of third party sales	235	464	63
Special operating items (Note 2)	(44)	(30)	-
Other operating expenses	831	771	85
	14,006	12,807	1,506

Earnings (loss) from operations	1,117	486	(52)

Other income (expense):
Interest expense (Note 11)	(506)	(518)	(42)
Interest income	194	172	6
Interest capitalized	14	10	-
Miscellaneous, net	(7)	2	-
	(305)	(334)	(36)

Earnings (loss) before reorganization items, income
taxes and equity in earnings of affiliates	812	152	(88)
Reorganization items, net	-	-	22,709

Earnings before income taxes and equity in
earnings of affiliates	812	152	22,621
Income tax expense	348	65	-

Earnings before equity in earnings of affiliates	464	87	22,621
Equity in earnings of affiliates, net of tax	3	4	5
Net income	$467	$91	$22,626

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,246	$3,779
Short-term investments	2,860	308
Restricted cash	308	303
Receivables, less allowance for doubtful
accounts (2007 - $29; 2006 - $27)	1,087	814
Prepaid fuel	418	283
Aircraft fuel, spare parts and supplies, less
obsolescence allowance (2007 - $22; 2006 - $6)	230	218
Receivables from related parties	168	154
Deferred income taxes	70	114
Prepaid expenses and other	639	348
	7,026	6,321
Operating property and equipment:
Owned -
Flight equipment	9,206	8,952
Advances on flight equipment	91	91
Other property and equipment	1,536	1,441
	10,833	10,484
Less - accumulated depreciation and amortization	(917)	(502)
	9,916	9,982
Capital leases:
Flight equipment	1,512	1,511
Other property and equipment	34	34
	1,546	1,545
Less - accumulated amortization	(151)	(81)
	1,395	1,464
	11,311	11,446
Other assets:
Intangibles, less accumulated amortization
(2007- $285; 2006-$169)	2,912	3,028
Goodwill	2,695	2,703
Restricted cash	447	506
Aircraft lease deposits	327	539
Investments	194	113
Note receivable from affiliate	-	201
Other, net	726	724
	7,301	7,814
	$25,638	$25,581

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	September 30,	December 31,
	2007	2006
Liabilities and Stockholder’s Equity
Current liabilities:
Advance ticket sales	$2,246	$1,669
Mileage Plus deferred revenue	1,201	1,111
Accounts payable	832	671
Accrued salaries, wages and benefits	823	795
Advanced purchase of miles	708	681
Long-term debt maturing within one year (Note 11)	654	1,687
Fuel purchase commitments	418	283
Current obligations under capital leases	319	110
Accrued interest	163	241
Accounts payable to affiliates	6	2
Other	710	920
	8,080	8,170

Long-term debt (Note 11)	7,026	7,449
Long-term obligations under capital leases	1,129	1,350

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,666	2,569
Postretirement benefit liability	1,934	1,955
Deferred income taxes	966	596
Deferred pension liability	137	130
Other	801	769
	6,504	6,019

Parent company mandatorily convertible preferred securities	366	361
Commitments and contingent liabilities (Note 13)

Stockholder’s equity:
Common stock at par, $5 par value; authorized 1,000 shares; outstanding 205 at both September 30, 2007 and December 31, 2006	-	-
Additional capital invested	1,981	2,127
Retained earnings	487	23
Accumulated other comprehensive income	65	82
	2,533	2,232
	$25,638	$25,581

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

 United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In millions)

	Successor		Predecessor
	Nine Months Ended September 30,	Period from February 1 to September 30,	Period from January 1 to January 31,
	2007	2006	2006
Cash flows provided (used) by operating activities:
Net income (loss) before reorganization items	$467	$91	$(83)
Adjustments to reconcile to net cash provided (used) by operating activities -
Increase in advance ticket sales	577	339	109
Increase in deferred income taxes	372	65	-
Increase in receivables	(271)	(91)	(98)
Depreciation and amortization	694	592	68
Mileage Plus deferred revenue and advanced purchase of miles	214	153	14
Other, net	(65)	(25)	153
	1,988	1,124	163
Cash flows provided (used) by reorganization activities:
Reorganization items, net	-	-	22,709
Increase in other liabilities	-	-	38
Increase in non-aircraft claims accrual	-	-	421
Discharge of claims and liabilities	-	-	(24,389)
Revaluation of Mileage Plus frequent flyer deferred revenue	-	-	2,399
Revaluation of other assets and liabilities	-	-	(2,111)
Pension curtailment, settlement and employee claims	-	-	912
	-	-	(21)
Cash flows provided (used) by investing activities:
Net (purchases) sales of short-term investments	(2,552)	72	2
Purchases of EETC securities (Notes 1 and 11)	(76)	-	-
Additions to property and equipment	(428)	(222)	(30)
(Increase) decrease in restricted cash	54	303	(203)
Decrease in segregated funds	-	200	-
Other, net	(26)	(15)	(7)
	(3,028)	338	(238)
Cash flows provided (used) by financing activities:
Proceeds from secured notes	694	-	-
Proceeds from Credit Facility	-	2,961	-
Repayment of Credit Facility	(995)	(175)	-
Repayment of DIP Financing	-	(1,157)	-
Repayment of other long-term debt	(1,148)	(544)	(24)
Principal payments under capital leases	(60)	(66)	(5)
Other, net	16	(65)	(1)
	(1,493)	954	(30)
Increase (decrease) in cash and cash equivalents during the period	(2,533)	2,416	(126)
Cash and cash equivalents at beginning of the period	3,779	1,596	1,722
Cash and cash equivalents at end of the period	$1,246	$4,012	$1,596

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

Investments. The Company’s cash equivalents and short-term investments are classified as held-to-maturity. In addition, the Company has $76 million of debt securities that are reported as non-current investments, which are classified as available-for-sale. The non-current debt investments are certain of the Company’s previously issued debt instruments that were acquired in open market transactions during the third quarter of 2007.  See Note 11, "Debt Obligations," for further information related to the $76 million of non-current debt securities.

Mileage Plus Accounting. The following is an update to the accounting policy disclosures in the 2006 Annual Reports. For further information related to Mileage Plus accounting, refer to the 2006 Annual Reports and Critical Accounting Policies in this Form 10-Q.

United recognizes revenue for customer accounts that are cancelled after a period of inactivity as defined by the Mileage Plus program. United estimates the number of accounts that it expects to deactivate and ratably recognizes revenue for these accounts over the expiration period. In early 2007, United announced a reduction in the expiration period from 36 months to 18 months. Based on this program change, United reduced the period over which it recognizes revenue for deactivated accounts from 36 months to 18 months. This change provided a benefit to United’s operating revenues of approximately $50 million and $125 million for the three and nine month periods ended September 30, 2007, respectively, and United estimates that it will provide a total benefit of approximately $180 million for the year ended December 31, 2007. The pre-tax diluted per share benefit to UAL was approximately $0.32 and $0.81 for the three and nine months ended September 30, 2007, respectively.

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
____________________
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

Significant Matters Remaining to be Resolved in Chapter 11 Cases. The following material matters remain to be resolved in the Bankruptcy Court or another court:

(a)
SFO Municipal Bond Secured Interest. HSBC Bank Inc. (“HSBC”), as trustee for the 1997 municipal bonds related to San Francisco International Airport (“SFO”), filed a complaint against United asserting a security interest in United’s leasehold for portions of its maintenance base at SFO. Pursuant to Section 506(a) of the Bankruptcy Code, HSBC alleges that it is entitled to be paid the value of that security interest, which HSBC had claimed was as much as $257 million. HSBC and United went to trial in April 2006 and the Bankruptcy Court rejected as a matter of law HSBC’s $257 million claim. HSBC subsequently alleged that it was entitled to $154 million, or at a minimum, approximately $93 million. The parties tried the case and filed post-trial briefs which were heard by the Bankruptcy Court. In the third quarter of 2006, the Company recorded a special item of $30 million as a benefit to income from continuing operations to reduce the Company’s recorded obligation for the SFO municipal bonds to a revised estimate of a probable amount to be allowed by the Bankruptcy Court, in accordance with AICPA Practice Bulletin 11, “Accounting for Preconfirmation Contingencies in Fresh-Start Reporting” (“Practice Bulletin 11”). In October 2006, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $27 million. United has accrued this amount as its estimated obligation as of September 30, 2007. After the Bankruptcy Court denied various post-trial motions, both parties have appealed to the District Court and those appeals are pending.

(b)
LAX Municipal Bond Secured Interest. There is pending litigation before the Bankruptcy Court regarding the extent to which the Los Angeles International Airport (“LAX”) municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. At December 31, 2006, United had accrued $60 million for this matter. Trial on this matter occurred during April 2007 and the two parties filed post-trial briefs in the second quarter of 2007. During the first quarter of 2007 the Company reduced its accrual for this matter by $19 million. In August 2007, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $33 million. During the third quarter of 2007, United adjusted the accrual for this matter to $33 million resulting in a favorable adjustment of $8 million that is classified as part of special items in the Company’s Condensed Statements of Consolidated Operations (Unaudited).

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

With respect to unsecured claims, once a claim is deemed to be valid, either through the Bankruptcy Court process or through other means, the claimant is entitled to a distribution of new UAL common stock. Pursuant to the terms of the Plan of Reorganization, 115 million shares of new UAL common stock have been authorized to satisfy valid unsecured claims. The Bankruptcy Court confirmed the Plan of Reorganization and established January 20, 2006 as the record date for purposes of establishing the persons that are claimholders of record to receive distributions. Approximately 111.4 million shares of UAL common stock have been issued and distributed to holders of valid unsecured claims between February 2, 2006, the first distribution date established in the Plan of Reorganization, and September 30, 2007. As of September 30, 2007, approximately 46,000 valid unsecured claims aggregating to approximately $29.1 billion in claim value had received those shares to partially satisfy those claims. As of September 30, 2007, there are 3,560,374 remaining shares of UAL common stock being held in reserve to satisfy all of the remaining disputed and undisputed unsecured claim values, once the remaining claim disputes are resolved. In November 2007, approximately 1 million additional UAL common shares are expected to be distributed. The final distributions of shares will not occur until 2008 or later, pending resolution of bankruptcy matters such as those discussed above.

    UAL and United currently estimate that the probable range of unsecured claims to be ultimately allowed by the Bankruptcy Court will be between $29.3 billion and $29.6 billion. Differences between claim amounts filed and management’s estimates are being investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims will receive under the Plan of Reorganization only their pro rata share of the distribution of the 115 million shares of new UAL common stock, together with the previously-agreed issuance of certain other securities.

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

The table below includes activity related to the administrative and priority claims and other bankruptcy-related claim reserves including reserves related to legal, professional and tax matters, among others, for the Successor Company for the three and nine months ended September 30, 2007. These reserves are primarily classified in other current liabilities and other non-current liabilities in the Condensed Statements of Consolidated Financial Position (Unaudited) based on the expected timing of resolution of these matters.  Certain of the accrual adjustments identified below are a direct result of the Company's ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies and do not relate directly to the Company's ongoing performance; therefore, the Company considers these adjustments to be special.

	Three months	Nine months
	Ended	Ended
(in millions)	September 30, 2007
Balance at beginning of period	$213	$325
Payments	-	(76)
Accruals reclassified	(31)	(31)	(a)
Adjustments impacting income:
Accrual adjustments classified as special revenue credits	(45)	(45)	(b)
Other changes in contingent liabilities classified as revenues	(26)	(26)	(c)
Accrual adjustments classified as special expense credits	(8)	(30)	(d)
Accrual adjustments classified as other operating expense credits	2	(12)	(e)
Total adjustments impacting income	(77)	(113)
Balance at September 30, 2007	$105	$105

Total credit to operating income during period from above items	$(77)	$(113)
Additional special operating expense credit	(14)	(14)	(f)
Total operating income benefit	$(91)	$(127)
______________________
(a)
This amount relates to accruals that are still recognized in the Company’s Condensed Statements of Consolidated Financial Position (Unaudited); however, these accruals are now deemed to be no longer directly related to bankruptcy proceedings; therefore, the accruals are no longer classified as part of bankruptcy administrative and priority claims.

(b)
In the third quarter of 2007, the Company recorded a change in estimate for certain liabilities relating to bankruptcy administrative claims. This adjustment resulted directly from the progression of the Company’s ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies; therefore, it was classified as a special operating revenue credit of $45 million that relates to both Mainline passenger revenues ($37 million) and United Express revenues ($8 million).

(c)
The Company separately recorded a $26 million benefit from a change in estimate to certain other contingent liabilities based largely on changes in underlying facts and circumstances occurring during the third quarter. This benefit was recorded as a credit to mainline passenger revenues of $22 million, and to regional affiliate revenues of $4 million.

(d)
Amount relates to special operating expense credits of $8 million and $30 million in the three and nine months ended September 30, 2007, respectively, relating to ongoing litigation for San Francisco and Los Angeles facility lease secured interests as discussed above. A benefit of $30 million was recorded in the three and eight month periods ended September 30, 2006, as a result of changes in estimate regarding these litigation matters.

(e)
This amount relates to accrual adjustments impacting various operating expense line items that the Company recorded due to a change in estimate for certain liabilities relating to bankruptcy administrative claims. These adjustments resulted directly from the progression of the Company’s ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies.

(f)
This amount relates to an accrual adjustment that the Company recorded due to a change in estimate for certain liabilities relating to bankruptcy administrative claims. This adjustment, which was recorded as a credit to other operating expense, resulted directly from the progression of the Company’s ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies.

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
______________________
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

(4) Common Stockholders’ Equity (UAL Only)

Changes in the number of shares of UAL common stock outstanding and held in treasury during the nine month period ended September 30, 2007 were as follows:

Nine Months
Ended
UAL	September 30, 2007
UAL common stock outstanding at beginning of period	112,280,629
Issuance of UAL common stock to creditors	3,091,812
Issuance of UAL common stock to employees	989,033
Forfeiture of non-vested UAL restricted stock	(67,226)
Treasury shares acquired	(258,926)
UAL common stock outstanding at end of period	116,035,322

Treasury shares at beginning of period	136,777
Shares acquired for treasury	258,926
Treasury shares at end of period	395,703

See Note 2, “Voluntary Reorganization Under Chapter 11—Claims Resolution Process” and Note 5, “Per Share Amounts” for information regarding shares of UAL common stock distributed in 2007 and an additional 3,560,374 shares that are reserved as of September 30, 2007 and will be distributed periodically to employees and holders of previously allowed claims and disputed claims that are pending final resolution. All treasury shares acquired during the nine month period were shares acquired for tax withholding obligations under UAL’s share-based compensation plans.

(5) Per Share Amounts (UAL Only)

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), UAL basic per share amounts were computed by dividing earnings available to common shareholders by the weighted-average number of shares of common stock outstanding. Approximately 3.6 million shares of UAL common stock remaining to be issued to unsecured creditors and employees under the Plan of Reorganization are included in UAL outstanding basic shares as the necessary conditions for issuance have been satisfied. UAL’s $500 million of 6% senior notes are callable at any time at 100% of par value, and can be redeemed with either cash or UAL common stock at UAL’s option. These notes are not included in the diluted earnings per share calculation as it is UAL’s intent to redeem these notes with cash. The table below represents the computation of UAL basic and diluted earnings per share and the number of securities which have been excluded from the computation of diluted per share amounts as they have an anti-dilutive effect.

	Successor				Predecessor
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,	Period from February 1 to September 30,	One Month Ended January 31,
	2007	2006	2007	2006	2006
Basic earnings per share:
Net income	$334	$190	$456	$86	$22,851
Preferred stock dividend requirements	(3)	(3)	(8)	(7)	(1)
Earnings available to common stockholders	$331	$187	$448	$79	$22,850

Basic weighted average shares outstanding	117.5	115.6	117.3	115.3	116.2

Earnings per share, basic	$2.82	$1.62	$3.82	$0.69	$196.61

Diluted earnings per share:
Earnings available to common stockholders	$331	$187	$448	$79	$22,850
Effect of 2% preferred securities	3	3	8	7	-
Effect of 4.5% senior limited-subordination convertible notes	5	5	15	-	-
Effect of 5% convertible notes	2	1	4	-	-
Earnings available to common stockholders
including the effect of dilutive securities	$341	$196	$475	$86	$22,850

Basic weighted average shares outstanding	117.5	115.6	117.3	115.3	116.2
Effect of non-vested stock options	0.4	-	0.1	-	-
Effect of non-vested restricted shares	1.2	0.7	1.1	0.5	-
Effect of 2% preferred securities	11.0	10.8	11.0	10.8	-
Effect of 4.5% senior limited-subordination convertible notes	20.8	20.8	20.8	-	-
Effect of 5% convertible notes	3.2	3.2	3.2	-	-
Diluted weighted average shares outstanding	154.1	151.1	153.5	126.6	116.2

Earnings per share, diluted	$2.21	$1.30	$3.10	$0.68	$196.61

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	3.9	5.3	4.2	5.3	9.0
Restricted shares	0.8	2.0	0.9	2.2	-
4.5% senior limited-subordination convertible notes	-	-	-	20.9	-
5% convertible notes	-	-	-	3.2	-
	4.7	7.3	5.1	31.6	9.0

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

Successor—As part of the Plan of Reorganization the Bankruptcy Court approved UAL’s share-based compensation plans known as the Director Equity Incentive Plan (“DEIP”) and the Management Equity Incentive Plan (“MEIP”) which became effective on February 1, 2006. A total of 856,852 and 996,536 awards were available for grant as of September 30, 2007 and December 31, 2006, respectively, under the MEIP and DEIP. UAL and United recognized share-based compensation expense of $11 million and $37 million during the three and nine months ended September 30, 2007 and $28 million and $137 million during the three and eight months ended September 30, 2006, respectively. The Company’s unrecognized share-based compensation expense was $51 million and $80 million as of September 30, 2007 and December 31, 2006, respectively.

The table below summarizes stock option activity pursuant to UAL’s MEIP stock options for the nine months ended September 30, 2007:

Options
Outstanding at beginning of period	5,064,672
Granted	199,366
Exercised	(857,799)
Canceled	(124,574)
Outstanding at end of period	4,281,665

Exercisable at end of period	1,077,377

The table below summarizes UAL’s restricted stock activity for the nine months ended September 30, 2007:

Restricted Stock
Nonvested at beginning of period	2,712,787
Granted	131,234
Vested	(753,167)
Terminated	(67,226)
Nonvested at end of period	2,023,628

(7) Income Taxes

UAL and United had effective tax rates of 41% and 43% in the three and nine months ended September 30, 2007, respectively, and 24% and 41% percent for the three and eight months ended September 30, 2006, respectively. The effective tax rates were based upon forecasted annual income for each respective period. The most significant items causing the difference between UAL’s and United’s effective tax rates and the federal statutory rate of 35% were non-deductible meals and entertainment expense and nondeductible interest on certain of UAL’s notes. These increases to the effective tax rate were partially offset by a favorable impact from the non-taxable Medicare Part D subsidy. Predecessor UAL and United both had an effective tax rate of zero percent for the month ended January 31, 2006. As of September 30, 2007, UAL and United had a federal net operating loss (“NOL”) carry forward of $6.4 billion.

The Company’s management assesses the realizability of its deferred tax assets, and records a valuation allowance for the deferred tax assets when it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. As such, UAL had a valuation allowance against its deferred tax assets of $2,248 million at September 30, 2007 and December 31, 2006, to reflect management’s assessment regarding the realizability of the deferred tax assets. United had a valuation allowance against its deferred tax assets of $2,190 million at September 30, 2007 and December 31, 2006. The Company expects to continue to maintain a valuation allowance on deferred tax assets until other positive evidence is sufficient to justify realization. Future reductions in the valuation allowance will be allocated to reduce goodwill and then other intangible assets.

The Company adopted the provisions of FIN 48 on January 1, 2007 and recorded a $16 million decrease in the liability for uncertain income tax matters recorded under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”). In addition, UAL and United adjusted deferred tax assets for net operating loss carry forwards and deferred taxes for certain other temporary differences; these entries were offset by a net adjustment to goodwill. As a result of the adoption of FIN 48, the Company generated an unrecognized tax benefit of $49 million. Unrecognized tax benefits of $6 million will impact the Company’s effective tax rate, if recognized. Goodwill changed by $6 million during the nine months ended September 30, 2007 resulting from the adoption of FIN 48.

The amount of unrecognized tax benefits did not materially change from January 1, 2007 to September 30, 2007. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to result in a significant impact on the results of operations or the financial position of the Company.

UAL and United record interest expense associated with income taxes as interest expense and penalties as other operating expense in the Condensed Statements of Consolidated Operations (Unaudited). As of January 1, 2007, the Company had accrued interest of $1 million and had accrued no penalties. These amounts did not materially change as of September 30, 2007.

UAL’s income tax returns for tax years after 2002 remain subject to examination by the Internal Revenue Service and state taxing jurisdictions. United is included in UAL’s consolidated income tax returns.

As a result of the Company’s emergence from bankruptcy, the Company has an unrealized tax benefit of $794 million and $782 million at September 30, 2007 and December 31, 2006, respectively, resulting from an excess tax deduction of $2,154 million and $2,121 million, respectively. The excess tax deduction represents the difference between the total tax deduction available, which is equal to the fair value of the UAL common stock issued to certain unsecured creditors and employees pursuant to the Plan of Reorganization, and the amount of the deduction attributable to the amount expensed, which is the value of the stock determined in the Plan of Reorganization. The Company has accounted for the excess tax deduction by analogy to Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, and will recognize this deduction when it is realized as a reduction of taxes payable.

The Company has an NOL carry forward tax benefit of approximately $2.5 billion for federal and state income tax purposes that primarily originated before the Company emerged from bankruptcy and will expire over a five to twenty year period. The Company’s ability to utilize these benefits may be impaired if the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code. To avoid a potential adverse effect on the Company’s ability to utilize its NOL carry forward for federal income tax purposes, the Company’s certificate of incorporation contains a “5% Ownership Limitation,” applicable to all stockholders except the PBGC. The 5% Ownership Limitation remains effective until February 1, 2011. Generally, the 5% limitation prohibits (i) the acquisition by a single stockholder of shares representing 5% or more of the common stock of UAL and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL’s common stock, unless prior written approval is granted by the UAL Board of Directors.

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

The UAL and United net periodic benefit cost included the following components:

	Pension Benefits		Other Benefits

	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(In millions)	2007	2006	2007	2006
Service cost	$2	$3	$11	$9
Interest cost	2	2	29	31
Expected return on plan assets	(2)	(2)	(1)	(1)
Amortization of unrecognized gain	1	—	(4)	—
Net periodic benefit costs	$3	$3	$35	$39

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
	Nine Months Ended September 30,	Period from February 1 to September 30,	Period from January 1 to January 31,	Nine Months Ended September 30,	Period from February 1 to September 30,	Period from January 1 to January 31,
(In millions)	2007	2006	2006	2007	2006	2006
Service cost	$7	$7	$1	$29	$24	$3
Interest cost	7	6	1	91	84	11
Expected return on plan assets	(7)	(6)	(1)	(3)	(4)	(1)
Amortization of prior service credit including transition obligation	—	—	—	—	—	(13)
Amortization of unrecognized (gain) loss	—	—	—	(8)	—	8
Net periodic benefit costs	$7	$7	$1	$109	$104	$8

(9) Segment Information

We manage our business by two reportable segments: Mainline and United Express, which were reported as segments in the 2006 Annual Reports. In 2006, in light of the Company’s bankruptcy-related restructuring and organizational changes, management reevaluated the Company’s segment reporting. As a result, management determined that the geographic regions and UAL Loyalty Services, LLC, which were previously reported as segments, are no longer reportable segments requiring disclosure under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The table below includes segment information for UAL and United for the three and nine month periods ended September 30, 2007, the eight month period ended September 30, 2006 and the one month period ended January 31, 2006. Amounts for the 2006 periods have been retrospectively changed from prior period presentation to conform to the new Mainline and United Express segments. See Note 2, “Voluntary Reorganization Under Chapter 11,” for discussion of the special items presented in the table below.

	Successor				Predecessor
(In millions)	Three Months Ended		Nine Months Ended	Period from February 1 to	Period from January 1 to
	September 30,		September 30,	September 30,	January 31,
UAL segment information:	2007	2006	2007	2006	2006
Revenue:
Mainline	$4,663	$4,403	$12,770	$11,297	$1,254
United Express	819	773	2,298	1,999	204
Special revenue items	45	-	45	-	-
Total	$5,527	$5,176	$15,113	$13,296	$1,458

Segment earnings (loss):
Mainline	$431	$160	$585	$13	$(59)
United Express	68	60	122	103	(24)
Reorganization items, net	-	-	-	-	22,934
Special revenue items	45	-	45	-	-
Special expense items	22	30	44	30	-
Less: equity earnings (a)	(1)	(1)	(3)	(4)	(5)
Consolidated earnings before
income taxes and equity in earnings
of affiliates	$565	$249	$793	$142	$22,846

United segment information:
Revenue:
Mainline	$4,666	$4,403	$12,780	$11,294	$1,250
United Express	819	773	2,298	1,999	204
Special revenue items	45	-	45	-	-
Total	$5,530	$5,176	$15,123	$13,293	$1,454

Segment earnings (loss):
Mainline	$436	$170	$604	$23	$(59)
United Express	68	60	122	103	(24)
Reorganization items, net	-	-	-	-	22,709
Special revenue items	45	-	45	-	-
Special expense items	22	30	44	30	-
Less: equity earnings (a)	(1)	(1)	(3)	(4)	(5)
Consolidated earnings before
income taxes and equity in earnings
of affiliates	$570	$259	$812	$152	$22,621
____________________
(a)	Equity earnings are part of the Mainline segment.

(10) Comprehensive Income (Loss)

For the three month periods ended September 30, 2007 and 2006, UAL’s total comprehensive income was $352 million and $133 million, respectively. For the nine month period ended September 30, 2007, the eight month period ended September 30, 2006, and the one month period ended January 31, 2006, UAL’s total comprehensive income was $479 million, $71 million and $22.9 billion, respectively. For the three month periods ended September 30, 2007 and 2006, United’s total comprehensive income was $355 million and $144 million, respectively. For the nine month period ended September 30, 2007, the eight month period ended September 30, 2006, and the one month period ended January 31, 2006, United’s total comprehensive income was $490 million, $82 million and $22.6 billion, respectively.

The differences between net income and total comprehensive income are due to changes in the fair value of an interest rate swap that was accounted for a cash flow hedge as discussed in Note 12, “Financial Instruments and Risk Management.”  In addition, comprehensive income for the three and nine months ended September 30, 2007, includes recognition and subsequent amortization of deferred net periodic pension costs that were recorded as a component of accumulated other comprehensive income in accordance with Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Pensions and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R, for the year ended December 31, 2006.

(11) Debt Obligations

See the UAL and United 2006 Annual Reports on Form 10-K for a detailed discussion of their respective debt obligations. The following includes a discussion of United’s prepayment and amendment, in February 2007, of its $3.0 billion revolving credit, term loan and guarantee agreement dated February 1, 2006 (the “Credit Facility”). In addition, United issued and repaid various debt instruments during the first nine months of 2007, as discussed below.

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

United’s obligations under the Amended Credit Facility are unconditionally guaranteed by UAL and certain of its direct and indirect domestic subsidiaries, other than certain immaterial subsidiaries (“Guarantors”). On the closing date for the Amended Credit Facility, the obligations were secured by a security interest in the following tangible and intangible assets of United and the Guarantors: (i) the Pacific (Narita, China and Hong Kong) and Atlantic (Heathrow) routes (the “Primary Routes”) existing as of the closing date of the Amended Credit Facility (February 2, 2007), (ii) primary foreign slots, primary domestic slots, certain gate interests in domestic airport terminals and certain supporting route facilities, (iii) certain spare engines, (iv) certain quick engine change kits, (v) certain owned real property and related fixtures, and (vi) certain flight simulators (the “Collateral”). After the closing date, and subject to certain conditions, United and the Guarantors may grant a security interest in the following assets, in substitution for certain Collateral (which may be released from the lien in support of the Amended Credit Facility upon the satisfaction of certain conditions): (a) certain aircraft, (b) certain spare parts, (c) certain ground handling equipment, (d) accounts receivable, and (e) such other assets which shall be reasonably satisfactory to the collateral agents.

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

EETC Pass Through Certificates, Series 2007-1

On June 26, 2007, United and Wilmington Trust Company, as subordination agent and pass through trustee under three pass through trusts newly formed by United (the “Trustee”) entered into a note purchase agreement, dated as of June 26, 2007 (the “Note Purchase Agreement”). The Note Purchase Agreement provides for the issuance by United of equipment notes (the “Equipment Notes”) in the aggregate principal amount of approximately $694 million to finance 13 aircraft owned by United. Ten of these owned aircraft had been financed by pre-existing aircraft mortgages which United repaid in full (approximately $590 million principal amount) with most of the proceeds of the Equipment Notes. The mortgages related to these ten aircraft had been adjusted to fair market value at the adoption of fresh-start reporting on February 1, 2006. The extinguishment of the aircraft mortgages resulted in the recognition of a $22 million gain for the unamortized premium, which was accounted for as a reduction in interest expense in the second quarter of 2007. The remaining three owned aircraft were unencumbered prior to the closing of the Enhanced Equipment Trust Certificates (“EETC”) transaction. This transaction combined with the July 2007 acquisition of three 747-400 aircraft, as described in Note 14, “Lease Obligations,” did not change the total number of encumbered aircraft.

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

Distributions on the Certificates are subject to certain subordination provisions whereby Morgan Stanley Senior Funding, Inc. provided a liquidity facility for each of the Class A and Class B certificates. The liquidity facilities are expected to provide an amount sufficient to pay up to three semiannual interest payments on the certificates of the related pass through trust. The Class C certificates do not have the benefit of a liquidity facility.

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

The Series 2007A Bonds were issued to refinance United’s guaranteed principal of $261 million, plus accrued interest and new issuance costs relating to the City and County of Denver, Colorado Special Facilities Airport Revenue Bonds (United Air Lines Project) Series 1992A (the “1992 Bonds”) that were issued in 1992 to finance certain facilities at the Denver International Airport. The 1992 Bonds were due in 2032 unless United elected not to extend its airport facility lease, in which case they were due in 2023. The Series 2007A Bonds similarly are due in 2032 unless United makes a similar election not to extend its lease. The outstanding bonds and related guarantee are not recorded in the Company’s Condensed Statements of Consolidated Financial Position at September 30, 2007 or December 31, 2006.

Purchases of EETC Securities

As discussed in Note 1, “Basis of Presentation,” the Company purchased certain of its previously issued and outstanding EETC securities in open market transactions during the third quarter of 2007. The EETC securities purchased by the Company, totaling $76 million, were issued by third-party pass-through trusts that are not consolidated by the Company.  The pass-through trusts' only investments are equipment notes issued by United.  The acquisition of the EETC securities does not legally extinguish the corresponding equipment notes; therefore, the certificates are classified as a non-current investment.

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

For the one month period ended January 31, 2006, the Predecessor Company had no fuel hedges in place. In the three and nine month periods ended September 30, 2007 and the eight month period ended September 30, 2006, the Successor Company entered into and settled various derivative positions that were classified as economic hedges.

In the three months ended September 30, 2007 and 2006, the Company recognized a net hedge gain (loss) of $18 million and $(18) million, respectively, on economic hedges that were classified as Mainline fuel expense in the Condensed Statements of Consolidated Operations (Unaudited). In the nine months ended September 30, 2007 and the eight months ended September 30, 2006, the Company’s Mainline fuel expense included income (loss) of $57 million and $(11) million, respectively, from net gains (losses) on economic hedges. The net hedge gains recorded in the three and nine month periods ended September 30, 2007 included $10 million and $13 million, respectively, of unrealized mark-to-market gains for contracts settling after September 30, 2007.

As of September 30, 2007, the Company had hedged 18% of forecasted fourth quarter 2007 fuel consumption primarily through heating oil three-way collars. On a weighted-average basis, hedge protection begins if heating oil exceeds $2.04 per gallon and is capped at $2.22 per gallon. Conversely, payment obligations begin if heating oil, on a weighted-average basis, drops below $1.86 per gallon.

Foreign Exchange. During the second quarter of 2007, the Company began hedging a portion of its remaining 2007 foreign currency risk exposure using foreign currency forward contracts. As of September 30, 2007, the Company hedged a portion of its expected foreign currency cash flows in the Australian dollar, Canadian dollar, British pound, European Euro and Japanese yen. As of September 30, 2007, the notional amount of these foreign currencies hedged with the forward contracts in U.S. dollars terms was approximately $135 million. These contracts expire at various dates from October 2007 to March 2008. For the three and nine months ended September 30, 2007, there were no material gains or losses from these derivative positions. As of September 30, 2007, the fair value of these contracts was a loss of $3 million.

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

Commitments. At September 30, 2007, future commitments for the purchase of property and equipment, principally aircraft, approximated $3.0 billion, after deducting advance payments. The Company’s current commitments are primarily for the purchase of, in the aggregate, 42 A319 and A320 aircraft. However, United has the right to cancel these orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take delivery of these aircraft. The Company’s current commitments would require the payment of an estimated $0.4 billion in 2007, $0.3 billion for the combined years of 2008 and 2009, $0.7 billion for the combined years of 2010 and 2011 and $1.6 billion thereafter.

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

Tax Contingencies. UAL and United have recorded reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Certain of these reserves are for uncertain income tax positions taken on income tax returns which are accounted for in accordance with FIN 48, effective January 1, 2007. Contingencies for taxes that are not based on income (e.g., gross receipts taxes, excise taxes and sales and use taxes) are accounted for in accordance with SFAS 5. Although management believes that the positions taken on previously filed tax returns are reasonable, UAL and United nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company’s tax contingency reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. See Note 7, “Income Taxes,” for further information related to uncertain income tax positions and the adoption of FIN 48.

(14) Lease Obligations

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

(15) Open Skies Agreement

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

As of September 30, 2007 and December 31, 2006, United has recorded an indefinite-lived intangible asset of $255 million for its Heathrow slots, based upon its estimation of the fair value for those slots as of the adoption of fresh-start reporting on February 1, 2006. United, however, determined at fresh-start that its rights relating to its actual route authorities to Heathrow had a fair value of zero. The EU/U.S. open skies agreement is expected to directly impact the future value and expected lives of route authorities to Heathrow; however, there is no direct impact from the open skies agreement on airport slot rights, including those at Heathrow. The open skies agreement is also expected to provide United an opportunity to secure antitrust immunity for certain of its Star Alliance® carrier relationships, and to provide United and other carriers with access to new markets in EU countries. In September 2007, the U.S. Department of Transportation granted United antitrust immunity with bmi. The immunity goes into effect at the same time as the Open Skies treaty between the U.S. and EU in 2008. Because of the diverse nature of these potential impacts on United’s business, the overall future impact of the agreement on United’s business in the EU region cannot be predicted with certainty.

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

(16) Statement of Consolidated Cash Flows—Supplemental Disclosures

UAL and United supplemental cash flow disclosures are as follows:

	Successor		Predecessor
	Nine Months Ended September 30,	Period from February 1 to September 30,	Period from January 1 to 31,
(In millions)	2007	2006	2006
Cash paid during the period for:
Interest (net of amounts capitalized)	$487	$496	$35
Income taxes	—	—	—

Non-cash investing and financing activities:
Long-term debt incurred for additions to other assets	$—	$242	$—
Capital lease obligations incurred to acquire assets	—	155	—

(17) Related Party Transactions

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

(18) Subsequent Event

On July 3, 2007, United, along with certain other major air carriers, entered into a stock purchase agreement related to the sale of their interests in the equity investment, Aeronautical Radio, Inc. (“ARINC”), to Radio Acquisition Corp., an affiliate of The Carlyle Group. ARINC is a provider of transportation communications and systems engineering. The transaction closed on October 25, 2007 and generated proceeds of $128 million and a pre-tax net gain of $41 million.

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

United is one of the largest passenger airlines in the world with more than 3,300 flights a day to more than 200 destinations through its Mainline and United Express services. United offers more than 1,500 average daily Mainline (including Ted(SM)) departures to more than 120 destinations in 27 countries and two U.S. territories. United provides regional service, connecting primarily via United’s domestic hubs, through marketing relationships with United Express carriers, which provide more than 1,800 average daily departures to more than 145 destinations. United serves virtually every major market around the world, either directly or through its participation in the Star Alliance®, the world’s largest airline network.

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

Recent Developments. We believe our restructuring has made United competitive with its network airline peers. However, we seek to continuously improve the delivery of our products and services to our customers, reduce our costs, and increase our revenues. Some of these initiatives and other 2007 developments include the following:

•
In September 2007, UAL’s management and its Board of Directors completed a strategic planning session to discuss the future of United. The Company has developed a five-year plan, the ambition of which is to position United as the global airline of choice for premium customers, employees and investors, while maintaining our fundamental commitment to safety and balancing the needs of all of our stakeholders. The Company’s main focus continues to be strengthening our core business, including a detailed roadmap of more than 250 initiatives and significant capital investment over the next five years. These investments will be targeted to support improvements for customers and employees, and drive revenue and efficiency improvements. In addition to strengthening the performance of the airline, our plan also includes unlocking the value of business units such as United Services and Mileage Plus. Our goal is to generate returns to shareholders and stakeholders that are competitive with American industry in general.

•	In 2006, United announced a program to reduce projected 2007 expenses by $400 million. We are on track to achieve these savings in 2007.

•
In July 2007, United entered into an agreement to sell its interest in Aeronautical Radio, Inc. (“ARINC”), to Radio Acquisition Corp., an affiliate of The Carlyle Group. ARINC is a provider of transportation communications and systems engineering. The transaction closed on October 25, 2007 and generated proceeds of $128 million and a pre-tax net gain of $41 million.

•
In July 2007, in order to refinance certain aircraft at a lower cost United purchased three 747-400 aircraft that had previously been financed by United through operating leases. The lease agreements were simultaneously terminated upon the closing of the acquisition.  The Company purchased these aircraft at a total price in excess of $150 million, largely with the proceeds of the EETC transaction executed by the Company in the second quarter of 2007. These two transactions combined did not change the total number of encumbered aircraft.

•
In 2007, UAL’s operating cash flow improved by 58% as compared to the prior periods, increasing to $2.0 billion for the nine months ended September 30, 2007. The improvement in cash flows was primarily due to improved results of operations and certain working capital changes, as discussed below.

•
United will strengthen its passenger and cargo service to the Middle East, one of the world’s most rapidly growing business regions, by adding more flights between Washington, D.C. and Kuwait City and by signing a code sharing agreement with Qatar Airways. Customer response to United’s thrice-weekly Kuwait service has been strong, and the Company recently announced an increase of this service to daily frequency, effective December 16, 2007.

•
United also recently announced that it was further strengthening its international network by launching two new non-stop flights from the U.S. to Asia and South America. Daily, non-stop passenger and cargo service between Los Angeles and Hong Kong and between Washington, D.C. and Rio de Janeiro began on October 28, 2007.

•
The Company will soon showcase the first of 97 international aircraft to be refitted with new premium seats, entertainment systems and other product enhancements with an inaugural flight from Washington Dulles to Frankfurt. With this flight, United earns the distinction of becoming the first U.S. carrier to offer 180-degree, lie-flat beds in business class on overseas flights.

•
United and Aloha Airlines (“Aloha”) expanded their existing cooperation agreement and strengthened their partnership in the Hawaii and Transpacific markets, effective July 3, 2007. This agreement capitalizes on both Aloha’s and United’s 60 years of experience in serving Hawaii and expands marketing, operational and financial opportunities for both carriers. Under the agreement, United received a minority equity stake in Aloha that could expand over time and a seat on Aloha’s board of directors.

•
In September 2007, the Company announced it received U.S. Department of Transportation (“DOT”) approval to become the first U.S. carrier to begin daily nonstop service to Guangzhou, China. The service from San Francisco will commence in June 2008.

•
In September 2007, United announced that new daily passenger and cargo service between Los Angeles and Frankfurt, Germany will commence on December 15, 2007. In response to increased customer demand for more frequent flights to Europe this addition represents United’s eighth daily flight to Frankfurt and with the new service from Los Angeles, United now serves Frankfurt from all four of its international gateways.

•
The U.S. government and the European Union (“EU”) recently signed a transatlantic aviation agreement to replace the existing bilateral arrangements between the U.S. Government and the 27 EU member states. The agreement will become effective at the end of March 2008. The future benefits of this agreement cannot be predicted due to potential increased competition; however, we have already taken actions to capitalize on opportunities under the new agreement, including United’s recent application to complete its antitrust immunity with bmi that would allow the two airlines to integrate their operations at London’s Heathrow airport. In September 2007, the DOT granted authority to effectuate antitrust immunity between United and bmi, and to include bmi in the multilateral group of Star Alliance carriers that had already been granted antitrust immunity by the DOT. The immunity goes into effect at the same time as the Open Skies treaty between the U.S. and the EU in March 2008.

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

For purposes of preparing year-over-year discussions of the results of operations, management has compared the Successor results for the three and nine month periods ended September 30, 2007, to the combined results for the same three and nine month periods of 2006. The 2006 combined nine month period includes Predecessor results for the one month period ended January 31, 2006. The presentation of results for the combined nine month period of 2006 are non-GAAP measures. However, management believes that analysis and explanation of the combined nine month period of 2006 provides management and other users a useful basis of comparison to the nine months ended September 30, 2007.  The discussion of financial results below includes a discussion of certain bankruptcy related matters that the Company has classified as special items in its Condensed Statements of Consolidated Operations (Unaudited).  These items have been classified as special because they are directly related to the resolution of bankruptcy administrative claims and are not indicative of the Company's ongoing financial performance.

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

The table below presents certain financial statement items to provide an overview of UAL’s and United’s financial performance in the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006:

	Successor			Combined	Successor	Predecessor
			Nine Months	Nine Months	Period from	Period from
	Three Months Ended		Ended	Ended	February 1 to	January 1 to
(In millions)	September 30,		September 30,	September 30,	September 30,	January 31,
UAL	2007	2006	2007	2006 (a)	2006	2006
Earnings (loss) before reorganization
items, income taxes and equity in earnings of affiliates	$565	$249	$793	$54	$142	$(88)
Reorganization income	-	-	-	22,934	-	22,934
Income tax expense	(232)	(60)	(340)	(60)	(60)	-
Equity in earnings of affiliates	1	1	3	9	4	5
UAL net income	$334	$190	$456	$22,937	$86	$22,851
United net income	$337	$195	$467	$22,717	$91	$22,626
__________________________
(a)	The combined period includes the results for the one month period ended January 31, 2006 (Predecessor) and the eight month period ended September 30, 2006 (Successor).

UAL

In the three and nine month periods ended September 30, 2007, UAL’s income before reorganization items, income taxes and equity in earnings of affiliates improved by $316 million and $739 million, respectively, as compared to the same periods in 2006. The following items highlight some of the more significant variances in the 2007 period as compared to the 2006 period. For a more detailed discussion of these items and additional factors impacting our financial performance see Results of Operations, below.

•
Including special items, passenger revenues increased by $400 million and $619 million in the three and nine month periods ended September 30, 2007, respectively, as compared to the prior periods due to increases, in yield for the third quarter and in both traffic and yield for the nine months ended September 30, 2007. The special revenue items of $45 million were recognized in the three and nine month periods of 2007 due to an accounting accrual adjustment made as a result of ongoing resolution of certain bankruptcy pre-confirmation contingencies. Additional accrual adjustments of $26 million were recorded as a credit to Mainline and United Express passenger revenues in the third quarter of 2007 due to a change in estimate to certain other contingent liabilities. See Note 2, “Voluntary Reorganization Under Chapter 11” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for a further discussion of these adjustments.

•
During the nine months ended September 30, 2007, the Company reduced its accrual for bankruptcy litigation associated with potential security interests in its San Francisco International Airport (“SFO”) and Los Angeles International Airport (“LAX”) facility leases by a total of $30 million based on an updated analysis of its potential obligations. A $22 million benefit was recorded in the first quarter of 2007 with an additional benefit of $8 million in the third quarter of 2007. Both items are classified as special items in the Condensed Statements of Consolidated Operations (Unaudited). The Company also recorded an additional special credit to expense of $14 million in the third quarter of 2007 due to accrual adjustments related to ongoing resolution of certain bankruptcy pre-confirmation contingencies.

•
In the three and nine month periods ended September 30, 2007, UAL recognized income tax expense of $232 million and $340 million, respectively. Income tax expense of $60 million was recorded in both of the prior year periods.

•
UAL interest expense, net of interest income, decreased by $2 million and $70 million in the three and nine months ended September 30, 2007 as compared to the year-ago periods primarily due to the prepayment and amendment of the Credit Facility in February 2007 as discussed below. The 2006 quarterly net interest included a $30 million benefit due to the Company’s discontinuance of the accrual of imputed interest expense associated with its advanced purchase of miles.

United

The improvement in United’s results was largely consistent with that of UAL. The primary difference between United’s and UAL’s net income for the combined nine months of 2006 was a $225 million variance in reorganization income that was primarily due to $239 million of additional UAL income from the discharge of certain bankruptcy claims and liabilities that existed at UAL, but not at United.

Liquidity. Despite the $972 million debt prepayment of the Credit Facility in the first quarter of 2007, as of September 30, 2007, UAL had total cash, including restricted cash and short-term investments, of $5.0 billion, of which $4.9 billion was held by United. This strong cash position resulted from the Company’s recapitalization upon emerging from bankruptcy and strong operating cash flows since emerging from bankruptcy. UAL and United both generated cash flow from operations of $2.0 billion during the nine month period ended September 30, 2007, as compared to operating cash flow of $1.3 billion in the combined nine month period of 2006. See Liquidity and Capital Resources below for further information.

Capital Commitments. As of September 30, 2007, the Company’s future commitments for the purchase of property and equipment, principally aircraft, approximated $3.0 billion, after deducting advance payments. Our current commitments are primarily for the purchase of A319 and A320 aircraft. United has the right to cancel these orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take future delivery of these aircraft. For further details, see Note 13, “Commitments, Contingent Liabilities and Uncertainties” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Results of Operations

Third Quarter 2007 Compared to Third Quarter 2006

United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. Therefore, the following qualitative discussion is applicable to both UAL and United, unless otherwise noted. Any significant differences between UAL and United results are separately disclosed and explained.

UAL’s income from operations of $656 million in the three months ended September 30, 2007 improved by $321 million as compared to the operating income of $335 million in the year-ago period. UAL’s net income improved by $144 million to $334 million in the three month period ended September 30, 2007 as compared to net income of $190 million in the year-ago period. United had similar improvements in its results of operations with operating income and net income improving by $323 million and $142 million, respectively, in these same periods. The improvement in our results of operations was due to improved revenue performance, cost control initiatives, debt repayment and restructuring, special items and other factors discussed below. Income tax expense was significantly higher in the 2007 period as compared to the 2006 period due to higher pre-tax income in the 2007 period and a lower effective tax rate in the 2006 period, as income tax expense was not recorded by the Company until the third quarter of 2006 as discussed below.

Operating Revenues. The following table illustrates the year-over-year percentage change in UAL and United operating revenues:

	Three Months Ended
(In millions)	September 30,		$	%
UAL	2007	2006	Change	Change
Passenger - United Airlines	$4,225	$3,916	$309	7.9
Passenger - Regional Affiliates	819	773	46	6.0
Cargo	198	183	15	8.2
Special operating items	45	-	45	-
Other operating revenues	240	304	(64)	(21.1)
	$5,527	$5,176	$351	6.8

United
Passenger - United Airlines	$4,225	$3,916	$309	7.9
Passenger - Regional Affiliates	819	773	46	6.0
Cargo	198	183	15	8.2
Special operating items	45	-	45	-
Other operating revenues	243	304	(61)	(20.1)
	$5,530	$5,176	$354	6.8

The table below presents selected UAL and United passenger revenues and operating data from our Mainline segment, broken out by geographic region, and from our United Express segment, expressed as third quarter period-to-period changes. Passenger revenues presented below include the effects of the $45 million special revenue items on Mainline ($37 million) and United Express ($8 million) revenue. The special revenue items resulted directly from the Company’s ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies.

2007	North America		Pacific		Atlantic		Latin		Mainline		United Express		Consolidated
Increase (decrease) from 2006:
Passenger revenues (in millions)	$119		$125		$104		$(2)		$346		$54		$400
Passenger revenues	4.9%		15.8%		18.4%		(2.3)%		8.8%		7.0%		8.5%
Available seat miles (ASMs)	(4.6)%		5.1%		4.6%		(13.5)%		(1.5)%		1.3%		(1.3)%
Revenue passenger miles (RPMs)	(1.8)%		3.4%		4.2%		(15.3)%		(0.3)%		1.1%		(0.1)%
Load factor (points)	2.4	pts.	(1.4	)pts.	(0.3	)pts.	(1.8	)pts.	1.1	pts.	(0.2	)pts.	0.9	pts.
Yield (a)	7.0%		12.0%		14.9%		15.8%		9.1%		5.8%		8.7%
__________________
(a)  Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs. Yields for geographic regions exclude charter revenue and RPMs.

    Including the special items related to Mainline ($37 million) and United Express ($8 million), Mainline and United Express passenger revenues increased $346 million and $54 million, respectively, in the 2007 period as compared to the same period in 2006. In the third quarter of 2007, Mainline revenues benefited from a 1.1 point increase in load factor and a 9.1% increase in yield as compared to the third quarter of 2006. In the same periods, United Express load factor remained relatively flat while yield increased 5.8% resulting in increased revenue. Revenues for both segments benefited from increased Mileage Plus revenue of approximately $45 million and $10 million for Mainline and United Express, respectively, in the 2007 period as compared to 2006. A change in the Mileage Plus expiration period policy from 36 months to 18 months provided a benefit of $50 million in the third quarter of 2007, as discussed in Critical Accounting Policies, below. Mileage Plus customer accounts are deactivated after 18 months of inactivity, effective December 31, 2007. We estimate the number of accounts that will eventually become deactivated and ratably reduce the deferred revenue balance for estimated deactivated accounts over the expiration period consistent with our breakage policy.

UAL cargo revenues increased by $15 million, or 8%, in the three month period ended September 30, 2007 as compared to the same period in 2006, reflecting increased freight volume in both Domestic and Atlantic regions.

UAL other operating revenues decreased by $64 million, or 21%, in the three month period ended September 30, 2007 as compared to the same period in 2006. Lower jet fuel sales to third parties by our subsidiary, United Aviation Fuel Corporation (“UAFC”) accounted for $85 million of the other revenue decrease. This decrease in jet fuel sales was due to several factors, including decreased UAFC sales to our regional affiliates, our decision not to renew various low margin supply agreements to other carriers and, decreased sales of excess inventory. The decrease in UAFC revenue had no impact on our operating margin because UAFC cost of sales simultaneously decreased by $85 million in the three months ended September 30, 2007 as compared to the year-ago period.

Operating Expenses. The table below includes the year-over-year dollar and percentage changes in UAL and United operating expenses. Significant fluctuations are discussed below.

	Three Months Ended
(In millions)	September 30,		$	%
UAL	2007	2006	Change	Change
Aircraft fuel	$1,324	$1,368	$(44)	(3.2)
Salaries and related costs	1,062	1,060	2	0.2
Regional affiliates	751	713	38	5.3
Purchased services	344	302	42	13.9
Aircraft maintenance materials and outside repairs	295	252	43	17.1
Depreciation and amortization	245	226	19	8.4
Distribution expenses	211	215	(4)	(1.9)
Landing fees and other rent	201	199	2	1.0
Aircraft rent	102	104	(2)	(1.9)
Cost of third party sales	68	153	(85)	(55.6)
Special operating items	(22)	(30)	8	26.7
Other operating expenses	290	279	11	3.9
	$4,871	$4,841	$30	0.6

	Three Months Ended
	September 30,		$	%
(In millions)	2007	2006	Change	Change
United
Aircraft fuel	$1,324	$1,368	$(44)	(3.2)
Salaries and related costs	1,059	1,059	-	-
Regional affiliates	751	713	38	5.3
Purchased services	344	301	43	14.3
Aircraft maintenance materials and outside repairs	295	252	43	17.1
Depreciation and amortization	245	225	20	8.9
Distribution expenses	211	215	(4)	(1.9)
Landing fees and other rent	201	199	2	1.0
Aircraft rent	102	104	(2)	(1.9)
Cost of third party sales	67	150	(83)	(55.3)
Special operating items	(22)	(30)	8	26.7
Other operating expenses	291	281	10	3.6
	$4,868	$4,837	$31	0.6

As discussed in Note 1, “Basis of Presentation” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited), distribution expenses include commissions, global distribution systems (“GDS”) and credit card transaction fees. Prior period information has been reclassified to conform to the current period presentation. Previously, GDS and credit card transaction fees were classified as components of purchased services and commissions were reported as a separate expense item in the UAL and United quarterly reports on Form 10-Q for the quarterly period ended September 30, 2006.

Aircraft fuel decreased $44 million, or 3%, in the three month period ended September 30, 2007 as compared to the same period in 2006. This net fuel variance was due to a 3% decrease in the average price per gallon of jet fuel from $2.30 per gallon in the third quarter of 2006 to $2.22 per gallon in the third quarter of 2007. This decrease resulted from favorable market conditions. Also benefiting aircraft fuel was a $36 million increase in net hedge gains that were $18 million in the 2007 period, as compared to a net hedge loss of $18 million in the 2006 period.

UAL salaries and related costs were flat in the third quarter of 2007 as compared to the year-ago period. The negative impact of certain wage increases was offset by lower share-based compensation expense, which was $28 million in the 2006 period, but only $11 million in the 2007 period. Share-based compensation expense was lower in the third quarter of 2007 as compared to the third quarter of 2006 due to the large number of grants made in early 2006 in connection with the Company’s emergence from bankruptcy.

Regional affiliate expense increased $38 million, or 5%, during the third quarter of 2007 as compared to the same period last year. Regional affiliate expense increased primarily due to an increase in capacity, which increased 1.3% in the third quarter of 2007 as compared to the prior period. Including the $8 million special revenue item, our regional affiliate operating earnings was $16 million higher in the 2007 period as compared to the 2006 period. This increase is primarily due to the $8 million special revenue item and improved yield due to a better industry revenue environment in the 2007 period as compared to the 2006 period. The average price of regional affiliates fuel increased by 5% while consumption increased 1%, resulting in a $11 million increase in fuel costs during the 2007 period as compared to the 2006 period; such fuel costs are classified as part of Regional affiliate expense.

Purchased services were up 14% in the third quarter of 2007, as compared to the year ago period, primarily due to increased information technology being deployed in support of our customer and employee initiatives. Information technology expenses increased due to an increase in non-capitalizable information technology related expenditures, generally occurring during the planning and scoping phases, for new applications in 2007. In addition, we increased outsourcing initiatives versus the prior year and also had a small negative impact from the weakening dollar.

For the three months ended September 30, 2007, aircraft maintenance materials and outside repairs expense increased $43 million, or 17%, year-over-year primarily due to a combination of higher maintenance volumes, higher power-by-the- hour engine maintenance rates and increased volume of engine work.

UAL depreciation and amortization increased $19 million, or 8%, over the third quarter of 2006 primarily due to a non-cash charge of $18 million to recognize surplus and obsolete maintenance inventory.

UAL landing fees and other rent remained relatively flat in the third quarter of 2007 as compared to the year-ago period due to a reduction in the amount of facilities rented based upon our ongoing efforts to optimize our rented facilities consistent with our operational needs.

UAL distribution expenses, which include commissions, GDS fees and credit card fees decreased 2% from the 2006 period to $211 million for the quarter ended September 30, 2007. This decrease was due to cost savings realized as the Company continues to drive reductions across the full spectrum of costs of sale. Impact areas included renegotiation of contracts with various channel providers, rationalization of commission plans and programs, and continued emphasis on movement of volumes toward lower cost distribution channels including online channels.

The decrease in UAL cost of sales of $85 million in the 2007 period as compared to the 2006 period was primarily due to lower UAFC third party fuel sales as discussed above.

Special items of $22 million in the 2007 period include the benefit of a reduction in recorded accruals for pending bankruptcy litigation related to our LAX municipal bond obligations of $8 million and a $14 million benefit due to the Company’s ongoing efforts to resolve certain other bankruptcy pre-confirmation contingencies. In the third quarter of 2006, UAL and United recorded a special item of $30 million as a benefit to income from continuing operations to reduce the Company’s recorded obligation for the SFO municipal bonds to a revised estimate of a probable amount to be allowed by the Bankruptcy Court, in accordance with Practice Bulletin 11. See Note 2, “Voluntary Reorganization Under Chapter 11” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information on these pending matters.

Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Three Months Ended
	September 30,		Favorable/	%
UAL	2007	2006	(Unfavorable)	Change
Interest expense	$(161)	$(164)	$3	1.8
Interest income	71	72	(1)	(1.4)
Interest capitalized	5	3	2	66.7
Miscellaneous, net	(6)	3	(9)	-
	$(91)	$(86)	$(5)	(5.8)

United
Interest expense	$(161)	$(165)	$4	2.4
Interest income	70	79	(9)	(11.4)
Interest capitalized	5	3	2	66.7
Miscellaneous, net	(6)	3	(9)	-
	$(92)	$(80)	$(12)	(15.0)

UAL interest expense decreased $3 million, or 2%, in the quarter ended September 30, 2007 as compared to the year-ago period. The 2007 period was favorably impacted by the prepayment and amendment of the Credit Facility, which lowered United’s interest rate on these obligations and decreased outstanding debt by $972 million. Repayments of scheduled debt obligations in the last quarter of 2006 and in 2007 also reduced interest expense in the 2007 period as compared to the 2006 period. The year-over-year interest expense was significantly improved as the 2006 period also included a $30 million non-cash benefit resulting from our discontinuation of the accrual of imputed interest expense associated with the advanced purchase of miles recorded in the Company’s Condensed Statements of Consolidated Financial Position (Unaudited). See Liquidity and Capital Resources below, for further details related to financing activities.

Income Taxes. UAL and United recorded income tax expense of $232 million and $234 million, respectively, for the third quarter ended September 30, 2007 based on an estimated effective tax rate of 41%. Income tax expense for UAL and United was recorded at $60 million and $65 million, respectively, in the same period of 2006 based on the year-to-date effective tax rate of 41%. See Note 7, “Income Taxes” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited), for factors impacting the effective tax rates recorded in these periods.

First Nine Months of 2007 Compared to First Nine Months of 2006

UAL’s earnings from operations of $1.1 billion in the nine months ended September 30, 2007 improved by $677 million as compared to earnings from operations of $424 million in the combined nine months ended September 30, 2006. The increase of more than 100% in operating earnings was due to increased revenues, lower costs and special items as discussed in the third quarter Results of Operations, above, and as further discussed below. UAL’s net income was $456 million in the nine month period ended September 30, 2007 as compared to net income of $22.9 billion in the combined nine month period ended September 30, 2006. The most significant variance is reorganization income of $22.9 billion that was recorded in the 2006 period.

United’s improvement in earnings from operations of $683 million was consistent with UAL’s results. United’s net income was $467 million in the nine month period ended September 30, 2007 as compared to net income of $22.7 billion in the combined nine month period ended September 30, 2006, with the difference in net income primarily due to reorganization income that was recorded in the 2006 period.

See Note 2, “Voluntary Reorganization Under Chapter 11—Reorganization items” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information on reorganization items.

Operating Revenues. The following table illustrates the year-over-year percentage change in UAL and United operating revenues:

	Successor	Combined	Successor	Predecessor
	Nine	Nine
	Months	Months	Period from	Period from
	Ended	Ended	February 1 to	January 1 to
(In millions)	September 30,	September 30,	September 30,	January 31,	$	%
UAL	2007	2006 (a)	2006	2006	Change	Change
Passenger - United Airlines	$11,457	$10,978	$9,904	$1,074	$479	4.4
Passenger - Regional Affiliates	2,298	2,203	1,999	204	95	4.3
Cargo	547	557	501	56	(10)	(1.8)
Special operating items	45	-	-	-	45	-
Other operating revenues	766	1,016	892	124	(250)	(24.6)
	$15,113	$14,754	$13,296	$1,458	$359	2.4

United
Passenger - United Airlines	$11,457	$10,978	$9,904	$1,074	$479	4.4
Passenger - Regional Affiliates	2,298	2,203	1,999	204	95	4.3
Cargo	547	557	501	56	(10)	(1.8)
Special operating items	45	-	-	-	45	-
Other operating revenues	776	1,009	889	120	(233)	(23.1)
	$15,123	$14,747	$13,293	$1,454	$376	2.5
_______________________
(a)	The combined period includes the results for the one month period ended January 31, 2006 (Predecessor) and the eight month period ended September 30, 2006 (Successor).

The table below presents selected UAL and United passenger revenues and operating data from our Mainline segment, broken out by geographic region, and from our United Express segment, expressed as period-to-period changes. Passenger revenues include the impact of the $45 million special revenue items that resulted from the Company’s ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies, which relates to both Mainline ($37 million) and UAX ($8 million).

2007	North America		Pacific		Atlantic		Latin		Mainline		United Express		Consolidated
Increase (decrease) from 2006 (a):
Passenger revenues (in millions)	$(18)		$246		$296		$(8)		$516		$103		$619
Passenger revenues	(0.3)%		11.3%		20.2%		(2.2)%		4.7%		4.7%		4.7%
Available seat miles (ASMs)	(2.7)%		2.3%		6.7%		(12.8)%		(0.8)%		4.5%		(0.3)%
Revenue passenger miles (RPMs)	(0.5)%		1.1%		6.8%		(13.4)%		0.3%		4.5%		0.7%
Load factor (points)	1.9	pts.	(0.9	)pts.	-	pts.	(0.5	)pts.	0.9	pts.	(0.1	)pts.	0.7	pts.
Yield (b)	0.3%		10.0%		13.2%		13.1%		4.4%		(0.1)%		4.0%
____________________
(a)	Variances are from the combined 2006 period that includes the results for the one month period ended January 31, 2006 (Predecessor) and the eight month period ended September 30, 2006 (Successor).

(b)	Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs. Yields for geographic regions exclude charter revenue and RPMs.

Including the $45 million special revenue items, Mainline and United Express passenger revenues increased by $516 million and $103 million, respectively, in the 2007 period as compared to the same period in 2006. In the first nine months of 2007, Mainline revenues benefited from a 0.9 point increase in load factor and a 4.4% increase in yield as compared to the first nine months of 2006. In the same periods, United Express load factor and yield were both relatively flat. United Express traffic increased 4.5%, which contributed to the increase in revenue. Overall, passenger revenues increased due to a better revenue environment for the industry which was partly due to industry-wide capacity constraint. In addition, the change in the Mileage Plus breakage policy also contributed to the increase in revenues in the 2007 period. Partially offsetting the improved passenger revenues were the negative effects of the accounting for deferred revenue under our Mileage Plus program and severe storms in first quarter of 2007 that decreased total passenger revenue by an estimated $32 million. Mileage Plus revenue was approximately $6 million lower in the 2007 period due to an increase in outstanding mileage credits due to various promotional programs and other activity contributing to an increase in outstanding miles and one additional month of the application of the deferred revenue model of accounting for Mileage Plus in 2007, as this accounting policy was initially applied as of February 1, 2006. The change in the Mileage Plus expiration period policy from 36 months to 18 months is discussed in Critical Accounting Policies, below. Mileage Plus customer accounts are deactivated after 18 months of inactivity, effective December 31, 2007. We estimate the number of accounts that will eventually become deactivated and ratably reduce the deferred revenue balance for estimated deactivated accounts over the expiration period consistent with the Company’s breakage policy.

Cargo revenues decreased by $10 million, or 2%, in the nine month period ended September 30, 2007 as compared to the same period in 2006. Decreased traffic and yield for the Pacific region due to increased competition contributed to the decrease in cargo revenues.  In addition, cargo revenues from the new domestic U.S. Postal Service (“USPS”) contract, which commenced in April 2007, were lower than the revenue generated in 2006 from the former USPS contract that terminated on June 30, 2006.  These negative impacts were partially offset by increased freight volumes experienced in Domestic and Atlantic regions in the third quarter of 2007.

UAL other operating revenues decreased by $250 million, or 25%, in the nine month period ended September 30, 2007 as compared to the same period in 2006. Lower jet fuel sales to third parties by UAFC accounted for $257 million of the other revenue decrease, which was due to the factors described in the third quarter Results of Operations above, and had no material impact on the Company’s operating margin, because UAFC cost of sales decreased by $257 million in the first nine months of 2007 as compared to the year-ago period.

Operating Expenses. The table below includes the year-over-year dollar and percentage changes in UAL and United operating expenses. Significant fluctuations are discussed below.

	Successor	Combined	Successor	Predecessor
	Nine Months	Nine Months	Period from	Period from
	Ended	Ended	February 1 to	January 1 to
	September 30,	September 30,	September 30,	January 31,	$	%
(In millions)	2007	2006 (a)	2006	2006	Change	Change
UAL
Aircraft fuel	$3,571	$3,685	$3,323	$362	$(114)	(3.1)
Salaries and related costs	3,149	3,215	2,857	358	(66)	(2.1)
Regional affiliates	2,176	2,124	1,896	228	52	2.4
Purchased services	980	927	829	98	53	5.7
Aircraft maintenance materials and outside repairs	860	768	688	80	92	12.0
Depreciation and amortization	694	660	592	68	34	5.2
Landing fees and other rent	654	644	569	75	10	1.6
Distribution expenses	596	624	564	60	(28)	(4.5)
Aircraft rent	307	318	288	30	(11)	(3.5)
Cost of third party sales	238	536	471	65	(298)	(55.6)
Special operating items	(44)	(30)	(30)	-	(14)	(46.7)
Other operating expenses	831	859	773	86	(28)	(3.3)
	$14,012	$14,330	$12,820	$1,510	$(318)	(2.2)

United
Aircraft fuel	$3,571	$3,685	$3,323	$362	$(114)	(3.1)
Salaries and related costs	3,145	3,212	2,854	358	(67)	(2.1)
Regional affiliates	2,176	2,124	1,896	228	52	2.4
Purchased services	980	925	828	97	55	5.9
Aircraft maintenance materials and outside repairs	860	768	688	80	92	12.0
Depreciation and amortization	694	659	591	68	35	5.3
Landing fees and other rent	654	644	569	75	10	1.6
Distribution expenses	596	624	564	60	(28)	(4.5)
Aircraft rent	308	319	289	30	(11)	(3.4)
Cost of third party sales	235	527	464	63	(292)	(55.4)
Special operating items	(44)	(30)	(30)	-	(14)	(46.7)
Other operating expenses	831	856	771	85	(25)	(2.9)
	$14,006	$14,313	$12,807	$1,506	$(307)	(2.1)
_____________________
(a)	The combined period includes the results for the one month ended January 31, 2006 (Predecessor) and the eight months ended September 30, 2006 (Successor).

Aircraft fuel decreased $114 million, or 3%, in the nine month period ended September 30, 2007 as compared to the same period in 2006. This net fuel variance was due to a 3% decrease in the average price per gallon of jet fuel from $2.14 per gallon in the first nine months of 2006 to $2.07 per gallon in the first nine months of 2007, resulting from favorable market conditions, and a $68 million increase in net hedge gains that were $57 million in the 2007 period as compared to net hedge losses of $11 million in the 2006 period.

UAL salaries and related costs decreased $66 million, or 2%, in the first nine months of 2007 as compared to the year-ago period. This benefit was largely due to a reduction in share-based compensation expense which was $137 million in the 2006 period, but only $37 million in the 2007 period. Less compensation expense was recognized in the 2007 period as compared to the 2006 period for awards that were granted in 2006. Immediate recognition of 100% of the cost of awards granted to retirement-eligible employees, on the grant date, accounts for a significant amount of this decrease. There were no significant grants in the 2007 period as compared to the 2006 period, which included a large number of grants associated with our emergence from bankruptcy. Also benefiting the 2007 period was the absence of the $22 million severance charge incurred in 2006. Partially offsetting the benefit of decreased share-based compensation expense was a slight increase in salaries and health care benefits as a result of certain wage increases.

Regional affiliate expense increased $52 million, or 2%, during the first nine months of 2007 as compared to the same period last year. Regional affiliate capacity increased 5% for the same periods, which was a major contributor to the increase in expense. Including the special revenue item of $8 million, our regional affiliate operating income was $51 million higher in the 2007 period as compared to the 2006 period. The margin improvement was due to improved revenue performance, which was primarily due to increased traffic, and cost control which resulted in increased costs of only 2%. Factors impacting regional affiliate margin include the restructuring of lower-cost regional carrier capacity agreements, the replacement of some 50-seat regional jets with 70-seat regional jets and regional carrier network optimization. All of these improvements were put in place throughout 2006; however, we are still realizing some year-over-year benefits in 2007. The average price of regional affiliates fuel increased by 0.7% and consumption increased 1.8%. The net impact of these changes was a $15 million increase in fuel cost in the 2007 period as compared to the 2006 period.

For the nine months ended September 30, 2007, aircraft maintenance materials and outside repairs expense increased $92 million, or 12%, year-over-year primarily due to inflationary increases related to our V2500 engine maintenance contract and the cost of component parts, as well as the impact of changes in airframe and engine volumes.

A non-cash charge of $18 million for surplus and obsolete maintenance inventory contributed to the 5% increase in depreciation and amortization.

Landing fees and other rent increased $10 million, or 2%, in the nine months ended September 30, 2007 as compared to the year-ago period. Landing fees and other rent were relatively flat in the 2007 period due to our ongoing efforts to optimize our rented facilities with our operational needs.

Distribution expenses, which include commissions, GDS fees and credit card fees decreased 4.5% from $624 million in the 2006 period to $596 million for the nine months ended September 30, 2007. This decrease was due to cost savings realized as the Company continues to drive reductions across the full spectrum of costs of sale. Impact areas included renegotiation of contracts with various channel providers, rationalization of commission plans and programs, and continued emphasis on movement of volumes toward lower cost channels including online channels.

The decrease in UAL cost of sales of $298 million in the 2007 period as compared to the 2006 period was primarily due to lower UAFC third party fuel sales of $257 million as described in the discussion of revenue variances above.

UAL and United special items of $44 million in the nine months ended September 30, 2007 include the benefit of a reduction in recorded accruals for pending bankruptcy litigation related to our SFO and LAX municipal bond obligations of $30 million and a $14 million benefit due to the Company’s ongoing efforts to resolve certain other bankruptcy pre-confirmation contingencies. In the third quarter of 2006, UAL and United recorded a special item of $30 million as a benefit to income from continuing operations to reduce the Company’s recorded obligation for the SFO municipal bonds to a revised estimate of a probable amount to be allowed by the Bankruptcy Court, in accordance with Practice Bulletin 11. See Note 2, “Voluntary Reorganization Under Chapter 11” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information on these pending matters.

Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Successor	Combined	Successor	Predecessor
	Nine Months	Nine Months	Period from	Period from
	Ended	Ended	February 1 to	January 1 to
(In millions)	September 30,	September 30,	September 30,	January 31,	Favorable/	%
UAL	2007	2006 (a)	2006	2006	(Unfavorable)	Change
Interest expense	$(506)	$(558)	$(516)	$(42)	$52	9.3
Interest income	191	173	167	6	18	10.4
Interest capitalized	14	10	10	-	4	40.0
Miscellaneous, net	(7)	5	5	-	(12)	-
	$(308)	$(370)	$(334)	$(36)	$62	16.8

United
Interest expense	$(506)	$(560)	$(518)	$(42)	$54	9.6
Interest income	194	178	172	6	16	9.0
Interest capitalized	14	10	10	-	4	40.0
Miscellaneous, net	(7)	2	2	-	(9)	-
	$(305)	$(370)	$(334)	$(36)	$65	17.6
___________________
(a)        The combined period includes the results for the one month period ended January 31, 2006 (Predecessor) and the eight month period ended September 30, 2006 (Successor).

UAL interest expense decreased $52 million, or 9%, in the nine months ended September 30, 2007 as compared to the year-ago period. The 2007 period was favorably impacted by the amendment and prepayment of the Credit Facility, which lowered United’s interest rate on these obligations and reduced the total obligations outstanding by $972 million. Repayments of scheduled maturities of debt obligations also reduced interest expense. The 2007 period also included a $22 million reduction in interest expense due to the recognition of a gain on debt extinguishment. These benefits were offset by interest expense of $17 million for previously capitalized debt issuance costs that were associated with the prepaid portion of the Credit Facility, and $6 million for financing costs in connection with the February amendment of the Credit Facility.

UAL interest income increased $18 million year-over-year reflecting a higher average cash balance in 2007, as well as higher rates of return on certain investments; interest income also increased due to the classification of $6 million of interest income as reorganization items in the January 2006 predecessor period in accordance with SOP 90-7.

Income Taxes. UAL and United recorded income tax expense of $340 million and $348 million (an effective tax rate of 43%), respectively, for the nine month period ended September 30, 2007. UAL and United recorded income taxes of $60 million and $65 million (an effective tax rate of 41%), respectively, in the same period of 2006. See Note 7, “Income Taxes” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion of permanent items impacting the effective tax rates.

Liquidity and Capital Resources

The following table provides a summary of UAL’s and United’s cash position at December 31, 2006 and September 30, 2007, and net cash provided (used) by operating, financing and investing activities for the nine month periods ended September 30, 2007 and 2006.

	UAL		UNITED
(In millions)	As of September 30, 2007	As of December 31, 2006	As of September 30, 2007	As of December 31, 2006
Cash, short-term investments & restricted cash	$4,950	$4,991	$4,861	$4,896
Restricted cash included in total cash	788	847	755	809

	Successor	Combined	Successor	Predecessor
	Nine Months	Nine Months	Period from	Period from
	Ended	Ended	February 1 to	January 1 to
	September 30,	September 30,	September 30,	January 31,
UAL	2007	2006 (a)	2006	2006
Net cash provided by operating activities	$2,002	$1,269	$1,108	$161
Net cash provided (used) by investing activities	(3,057)	151	389	(238)
Net cash provided (used) by financing activities	(1,514)	923	953	(30)

United
Net cash provided by operating activities	$1,988	$1,287	$1,124	$163
Net cash provided (used) by investing activities	(3,028)	100	338	(238)
Net cash provided (used) by financing activities	(1,493)	924	954	(30)
______________________
(a) The combined period includes the results for the one month period ended January 31, 2006 (Predecessor) and the eight month period ended September 30, 2006 (Successor).

    The Company’s significant cash and short-term investment position represents a source of liquidity. The change in cash from December 31, 2006 to September 30, 2007 is explained below. Restricted cash primarily represents cash collateral to secure workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. We may be required to post significant additional cash collateral to meet such obligations in the future.

Operating Activities. UAL’s and United’s net income before reorganization items improved by $453 million and $459 million, respectively, in the first nine months of 2007, as compared to the first nine months of 2006. These amounts include the impact of a change in non-cash income tax expense of $280 million and $283 million for UAL and United, respectively, in 2007 over the prior period. Cash from operations improved due to the Company’s improved performance in 2007, as discussed above in Results of Operations. In addition, cash generated from operations increased due to changes in working capital.

Investing Activities. UAL and United’s cash released from restricted funds was $59 million and $54 million, respectively, in the 2007 period as compared to $297 million and $300 million that was provided by a decrease in the segregated and restricted funds for UAL and United, respectively, in the year ago period. The significant cash generated from restricted accounts in the 2006 period was due to our improved financial position upon our emergence from bankruptcy. Net purchases of short-term investments used cash of $2.6 billion for both UAL and United in the 2007 period as compared to cash provided from net sales of short-term investments of less than $100 million for both UAL and United in the year-ago period. This change was due to normal cash management activities as our short-term investments are part of our overall cash management policy. Investing activities also includes the Company’s use of $76 million of cash to acquire certain of the Company’s previously issued and outstanding debt instruments. The debt instruments repurchased by the Company remain outstanding.  See Note 11, "Debt Obligations," for further information related to the $76 million of purchased debt securities.

Capital expenditures for both UAL and United were $428 million and $252 million in the 2007 and 2006 periods, respectively. During the nine month period ended September 30, 2007, the Company purchased three 747-400 aircraft, using existing cash, that had previously been financed by United through operating leases which were terminated at closing. In addition, three owned and unencumbered aircraft were financed as part of the secured Enhanced Equipment Trust Certificates (“EETC”) financing described below. The Company did not sell or acquire any aircraft in the nine month period ended September 30, 2006.

In 2006, UAL generated $51 million more cash from investing activities as compared to United primarily due to $56 million of proceeds from the sale of MyPoints, a direct subsidiary of UAL.

Financing Activities.  Cash used by financing activities for both UAL and United was $1.5 billion in the nine month period ended September 30, 2007, as compared to $0.9 billion of cash provided by financing activities during the first nine months of 2006. In 2007, cash of approximately $2.2 billion was used to prepay approximately $1.0 billion of Credit Facility obligations, refinance certain aircraft as discussed below and to make other debt and capital lease payments.

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

In February 2007 United amended certain terms of its Credit Facility, resulting in a reduction in the amount of the Amended Credit Facility from $3.0 billion to $2.055 billion, consisting of a $1.8 billion term loan commitment and a $255 million revolving commitment. At United’s option, interest payments are based on either a base rate, as defined in the Amended Credit Facility, or LIBOR plus 2%. This applicable margin on LIBOR rate loans is a significant reduction of 1.75% from the original terms of the Credit Facility. The Amended Credit Facility also unencumbers a significant amount of assets that had been pledged as collateral under the original Credit Facility. At September 30, 2007, $154 million was available for loans or standby letters of credit under the Amended Credit Facility. See Note 11, “Debt Obligations” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information related to the Amended Credit Facility.

In January 2007, United paid $4 million to terminate the interest rate swap that had been used to hedge a portion of the future interest payments under the original Credit Facility term loan of $2.45 billion.

During the combined nine months of 2006, we generated proceeds of $3.0 billion from United’s new credit facility but used approximately $1.9 billion of these proceeds to repay the $1.2 billion debtor-in-possession credit facility and make other scheduled and revolving payments under long-term debt and capital lease agreements.

Other Investing and Financing Matters.  The Company may, from time to time, make open market purchases of certain of its debt securities or other financing instruments depending on, among other factors, favorable market conditions and the Company’s liquidity position.

Critical Accounting Policies

For complete information regarding UAL’s and United’s critical accounting policies, see “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Reports.

Frequent Flyer Accounting. Management’s estimate of the expected breakage of miles as of the fresh-start date, and the recognition of breakage post-emergence, requires significant management judgment. In 2006, United’s policy for the cancellation of miles was to deactivate Mileage Plus customer accounts for which there was no activity for 36 months. Accordingly, United recognized revenue from breakage of miles by amortizing such estimated breakage over the 36 month expiration period. In early 2007, United announced a reduction in the expiration period from 36 months to 18 months effective December 31, 2007. Accordingly, in 2007 United began to recognize revenue from breakage of miles by amortizing such estimated breakage over the 18 month expiration period. Management considers historical patterns of account breakage to be a useful indicator when estimating future breakage. Future program redemption opportunities can significantly alter customer behavior from historical patterns with respect to inactive accounts. Such changes may result in material changes to the deferred revenue balance, as well as recognized revenues from the program. A hypothetical 1% change in United’s breakage rate, estimated to be approximately 15% annually as of September 30, 2007, has an effect of approximately $19 million on the liability. At December 31, 2006, a hypothetical 1% change in United’s breakage rate, which was estimated at 14% annually, would have had an impact of approximately $18 million on the liability. The change in the expiration policy for inactive customer accounts provided a revenue benefit of approximately $50 million and $125 million in the three and nine months periods ended September 30, 2007, respectively, and is expected to provide a benefit of approximately $180 million for the full year 2007.

At September 30, 2007, the outstanding number of miles in the Mileage Plus liability was approximately 527 billion. United currently estimates that approximately 450 billion of these miles will ultimately be redeemed and, accordingly, has recorded deferred revenue of $3.9 billion. A hypothetical 1% change in the weighted-average ticket value or the outstanding number of miles would have approximately a $45 million impact on the liability.

Goodwill and Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), UAL and United apply a fair value-based impairment test to the book value of goodwill and indefinite-lived intangible assets on an annual basis and, if events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. An impairment charge could have a material adverse effect on UAL’s or United’s financial position and results of operations in the period of recognition.

As of September 30, 2007 and December 31, 2006, United has recorded an indefinite-lived intangible asset of $255 million for its Heathrow slots, based upon its estimation of the fair value for those slots as of the adoption of fresh-start reporting on February 1, 2006. United, however, determined at fresh-start that its rights relating to its actual route authorities to Heathrow had a fair value of zero. The EU/U.S. open skies agreement is expected to directly impact the future value and expected lives of route authorities to Heathrow; however, there is no direct impact from the open skies agreement on airport slot rights, including those at Heathrow. The open skies agreement is also expected to provide United an opportunity to secure antitrust immunity for certain of its Star Alliance carrier relationships, and to provide United and other carriers with access to new markets in EU countries. In September 2007, the DOT granted United and bmi antitrust immunity. The immunity goes into effect at the same time as the Open Skies treaty between the U.S. and the EU in 2008. Because of the diverse nature of these potential impacts on United’s business, the overall future impact of the agreement on United’s business in the EU region cannot be predicted with certainty. United has concluded that, in certain circumstances, the open skies agreement could indirectly and adversely affect the fair value of its slot rights at Heathrow, and therefore has further concluded that the signing of the open skies agreement on April 30, 2007 constituted an indicator of impairment with respect to United’s Heathrow slots intangible asset.

During the second quarter of 2007, United performed an impairment review of the Heathrow slots intangible asset using the guidance in SFAS 142 and concluded that no impairment was currently indicated and that, furthermore, no change was currently required to the fresh-start assignment of an indefinite life to this intangible asset. The methodology used to estimate fair value is described in the UAL and United 2006 Annual Reports. United’s initial annual impairment test for its Heathrow slots was performed as of October 1, 2006 and no impairment was indicated at that time.

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

Interest Rate Risk—In the first quarter of 2006, United entered into an interest rate swap whereby it fixed the rate of interest on $2.45 billion notional value of floating-rate debt at 5.14% plus a fixed credit margin. The swap had a fair value of negative $12 million at December 31, 2006. In January 2007, United terminated the swap. The termination value of the swap was negative $4 million. As discussed in Note 11, “Debt Obligations” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited), United prepaid $972 million of its debt obligations in February 2007, which reduced the amount of United’s debt obligations that are sensitive to interest rate fluctuations.

Commodity Price Risk (Jet Fuel)—When market conditions indicate risk reduction is achievable, United may use commodity option contracts or other derivative instruments to reduce its price risk exposure to jet fuel. The derivative instruments are designed to provide protection against increases in the price of aircraft fuel. United may change its hedging program based on changes in market conditions. At September 30, 2007, the fair value of United’s fuel-related derivatives was a positive $13 million, as compared to a negative $2 million at December 31, 2006.

Foreign Exchange Risk—The Company previously disclosed in its 2006 Annual Reports it has exposure to changes in certain foreign currency exchange rates and as of December 31, 2006, the Company did not have any foreign currency derivative instruments. The following is an update to that disclosure as during the second quarter of 2007 the Company began using foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates. As of September 30, 2007, the Company hedged a portion of its expected foreign currency cash flows in the Australian dollar, Canadian dollar, British pound, European Euro and Japanese yen. As of September 30, 2007, the notional amount of these foreign currencies hedged with the forward contracts in U.S. dollars terms was approximately $135 million. These contracts expire at various dates from October 2007 to March 2008. Subsequent to September 30, 2007, the Company has entered into and plans to continue entering into additional forward contracts for the 2008 period.

ITEM 4. CONTROLS AND PROCEDURES

This section should be read in conjunction with Item 9A., “Controls and Procedures” included the respective UAL and United Annual Reports on Form 10-K for the year ended December 31, 2006.

UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports UAL and United each file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including each company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that its disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of both UAL and United have concluded that as of September 30, 2007, the  disclosure controls and procedures of both UAL and United were not effective due to a material weakness related to the operation of each company’s internal control over financial reporting with respect to the accounting and disclosure for income taxes, as previously disclosed in Item 9A, Controls and Procedures in the 2006 Annual Reports. Additional review, evaluation and oversight have been undertaken to ensure both UAL’s and United’s unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, both UAL and United have concluded that their consolidated financial statements in this Form 10-Q fairly present, in all material respects, their financial position, results of operations and cash flows for the periods presented.

There were no changes to either UAL’s or United’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect either company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Internal Controls Surrounding Accounting for Income Taxes

As discussed in the 2006 Annual Reports, the management of UAL and United concluded that while each company had appropriately designed control procedures for income tax accounting and disclosures, high staff turnover caused UAL and United to poorly execute the controls for evaluating and recording current and deferred income tax provision and related deferred tax balances. In response to the material weakness, the management of UAL and United is implementing a remediation plan that includes enhancing staff resources and skill sets, upgrading the tax technology infrastructure and optimizing workflow and processes. During the first nine months of 2007, the Company hired a significant number of experienced tax professionals and implemented plans designed to materially reduce staff turnover.

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

Numerous pre-petition claims still await resolution in the Bankruptcy Court due to the Company’s objections to either the existence of liability or the amount of the claim. The process of determining whether liability exists and liquidating the amounts due continued through the nine months ended September 30, 2007 and is likely to continue through the remainder of 2007, and possibly longer. Additionally, certain significant matters remain to be resolved in the Bankruptcy Court. For details see Note 2, “Voluntary Reorganization Under Chapter 11,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

Air Cargo/Passenger Surcharge Investigations

In February 2006, the European Commission and the U.S. Department of Justice commenced an international investigation into what government officials describe as a possible price fixing conspiracy relating to certain surcharges included in tariffs for carrying air cargo. In June 2006, United received a subpoena from the U.S. Department of Justice requesting information related to certain passenger pricing practices and surcharges applicable to international passenger routes. We are cooperating fully. United is considered a source of information for the investigations, not a target. Separately, United received additional information requests regarding cargo pricing matters from the competition authorities of Brazil in March 2007, the European Union in April and June 2007, and from the Australian Competition and Consumer Commission in June 2007.

 In addition to the government investigations, United and other air cargo carriers were named as defendants in over ninety class action lawsuits alleging civil damages as a result of the purported air cargo pricing conspiracy. Those lawsuits were consolidated for pretrial activities in the United States Federal Court for the Eastern District of New York. United entered into an agreement with the majority of the private plaintiffs to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs’ factual investigation and United is no longer named as a defendant in the civil lawsuit.

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

The ability of United States carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be made available. United currently operates on a number of international routes under government arrangements that limit the number of carriers, capacity, or the number of carriers allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on the Company’s financial position and results of operations and could result in the impairment of material amounts of related intangible assets. Recently, the United States and the European Union entered into an “open skies” agreement that will become effective at the end of March 2008. See Note 15, “Open Skies Agreement,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

Further, the Company’s operations in foreign countries are subject to various laws and regulations in those countries. The Company cannot provide any assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect its financial condition or results of operations.

The Company’s certificate of incorporation limits voting rights of certain foreign persons.

The Company’s restated certificate of incorporation limits the voting rights of persons holding any of the Company's equity securities who are not "citizens of the United States" as defined in Section 40102(a)(15) of Title 49 United States Code to 24.9% of the aggregate votes of all equity securities outstanding. This restriction is applied pro rata among all holders of equity securities who fail to qualify as "citizens of the United States," based on the number of votes the underlying securities are entitled to.

The Company’s net operating loss carry forward may be limited.

The Company has a net operating loss (“NOL”) carry forward tax benefit of approximately $2.5 billion for federal and state income tax purposes that primarily originated before UAL’s emergence from bankruptcy and will expire over a five to twenty year period. This tax benefit is mostly attributable to federal NOL carry forwards of $6.4 billion. If the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code, under current conditions, its annual federal NOL utilization could be limited to an amount equal to its market capitalization at the time of the ownership change multiplied by the federal long-term tax exempt rate. A change of ownership under Section 382 of the Internal Revenue Code is defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning 5% or more of the Company’s common stock over a three year rolling period.

To avoid a potential adverse effect on the Company’s ability to utilize its NOL carry forward for federal income tax purposes, UAL’s certificate of incorporation contains a “5% Ownership Limitation,” applicable to all stockholders except the PBGC. The 5% Ownership Limitation remains effective until February 1, 2011. The 5% Ownership Limitation prohibits (i) the acquisition by a single stockholder of shares representing 5% or more of the common stock of UAL Corporation and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL Corporation’s common stock, unless prior written approval is granted by the UAL Board of Directors. The percentage ownership of a single stockholder can be computed by dividing the number of shares of common stock held by the stockholder by the sum of the shares of common stock issued and outstanding plus the number of shares of common stock still held in reserve for payment to unsecured creditors under the Plan of Reorganization. For additional information regarding the 5% Ownership Limitation, please refer to the Restated Certificate of UAL Corporation available on the Company’s website.

While the purpose of these transfer restrictions is to prevent a change of ownership from occurring within the meaning of Section 382 of the Internal Revenue Code (which ownership change might materially and adversely affect the Company’s ability to utilize its NOL carry forward or other tax attributes), no assurance can be given that such an ownership change will not occur, in which case the availability of the Company’s substantial NOL carry forward and other federal income tax attributes might be significantly limited or possibly eliminated.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents repurchases of UAL common stock made in the third quarter of fiscal year 2007:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
07/01/07 - 07/31/07	634	$45.60	—	(b)
08/01/07 - 08/31/07	1,089	42.45	—	(b)
09/01/07 - 09/30/07	3,917	46.11	—	(b)
Total	5,640	45.34	—	(b)
_______________________
(a)	Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.

(b)	The MEIP provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. The MEIP does not specify a maximum number of shares that may be repurchased.

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

UAL CORPORATION
(Registrant)

Date: October 31, 2007	By: /s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial and
accounting officer)

UNITED AIR LINES, INC.
(Registrant)

Date: October 31, 2007	By: /s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: October 31, 2007	By: /s/ David M. Wing
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