Form 10-K
period 2007-12-31
UAL CORP /DE/; UNITED AIR LINES INC
filed 2008-02-29
CIK 100517, 101001

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No
001-06033 001-11355	UAL Corporation United Air Lines, Inc. 77 W. Wacker Drive Chicago, Illinois 60601 (312) 997-8000	Delaware Delaware	36-2675207 36-2675206

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
UAL Corporation	Common Stock, $.01 par value	NASDAQ Global Select Market
United Air Lines, Inc.	None	None

Securities registered pursuant to Section 12 (g) of the Act:

UAL Corporation	None
United Air Lines, Inc.	None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

UAL Corporation	Yes ☒ No ☐
United Air Lines, Inc.	Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

UAL Corporation	Yes ☐ No ☒
United Air Lines, Inc.	Yes ☐ No ☒

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

UAL Corporation	☒
United Air Lines, Inc.	☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

UAL Corporation	Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
United Air Lines, Inc.	Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

UAL Corporation	Yes ☐ No ☒
United Air Lines, Inc.	Yes ☐ No ☒

        The aggregate market value of voting stock held by non-affiliates of UAL Corporation was $4,646,737,396 as of June 29, 2007. There is no market for United Air Lines, Inc. common stock.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

UAL Corporation	Yes ☒ No ☐
United Air Lines, Inc.	Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 22, 2008.

UAL Corporation	118,994,379 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by UAL Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

        Information required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference for UAL Corporation from its definitive proxy statement for its 2008 Annual Meeting of Stockholders to be held on June 12, 2008 and for United Air Lines, Inc. from its definitive information statement on Schedule 14C. Each statement will be filed no later than 120 days after December 31, 2007.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies
Report on Form 10-K
For the Year Ended December 31, 2007

PART I

ITEM 1.    BUSINESS.

        UAL Corporation (together with its consolidated subsidiaries, "UAL"), a holding company whose principal subsidiary is United Air Lines, Inc. (together with its primary subsidiaries, "United"), was incorporated under the laws of the State of Delaware on December 30, 1968. We sometimes use the words "we," "our," "us," and the "Company" in this Form 10-K for disclosures that relate to both UAL and United. Our world headquarters is located at 77 W. Wacker Drive, Chicago, Illinois 60601. The mailing address is P.O. Box 66919, Chicago, Illinois 60666 (telephone number (312) 997-8000).

        This Annual Report on Form 10-K is a combined report of UAL and United. Unless otherwise noted, this information applies to both UAL and United. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL.

        Most of UAL's revenue and expenses in 2007 were from United's airline operations. United transports people and cargo through its Mainline operations, which utilize full-sized jet aircraft exceeding 70 seats in size, and its regional operations, which utilize smaller aircraft not exceeding 70 seats in size that are operated under contract by United Express® carriers.

        United Airlines operates more than 3,300 flights a day on United, United Express and Ted to more than 200 U.S. domestic and international destinations from its hubs in Los Angeles, San Francisco, Denver, Chicago and Washington, D.C. With key global air rights in the Asia-Pacific region, Europe and Latin America, United is one of the largest international carriers based in the United States. United also is a founding member of Star Alliance, the world's largest airline network, which provides connections for our customers to 897 destinations in 160 countries worldwide. United offers a unique set of products and services to target distinct customer groups, which we believe will allow us to generate a revenue premium. This strategy of market segmentation is intended to optimize margins and costs and is focused on delivering an improved experience for all customers, and a best-in-class customer experience for our premium customers. These services include:

  •
  United Mainline, including United First®, United Business® and Economy Plus®, the last providing three to five inches of extra legroom on all United Mainline flights (including Ted), and on explusSM United Express flights;

  •
  A new international premium travel experience featuring 180-degree, lie-flat beds in business class. A total of 97 international aircraft will be refitted with new premium seats, entertainment systems and other product enhancements upon installation of this equipment between late 2007 and early 2010;

  •
  Ted, a low-fare service, which now operates 56 aircraft and serves 21 airports with over 200 daily departures from all United hubs;

  •
  p.s.SM—a premium transcontinental service connecting New York with both Los Angeles and San Francisco; and

  •
  United Express, with a total fleet of 279 aircraft operated by regional airline partners, including over 100 aircraft that offer explus, United's premium regional service, redefining the regional jet experience. Explus aircraft offer both first class and Economy Plus seating.

        The Company also generates revenue through its Mileage Plus® Frequent Flyer Program ("Mileage Plus"), United CargoSM and United Services. Mileage Plus contributed approximately $800 million to passenger and other revenue in 2007 and helps the Company attract and retain high-value customers. Mileage Plus revenue increased significantly in 2007, as compared to 2006, primarily due to the change in the inactive customer account expiration period from 36 months to 18 months, as discussed in the "Critical Accounting Policies" section of Item 7, below. United Cargo generated $770 million in freight and mail revenue in 2007. United Services generated $183 million in revenue in 2007 by utilizing downtime of otherwise under-utilized aircraft maintenance resources through third-party maintenance services. In 2007, revenues from aircraft ground handling and flight crew training services are not classified as part of United Services revenues, as discussed below.

        We believe our restructuring has made United competitive with its network airline peers. The Company seeks to achieve its goal of further improving profit margins through continuous improvements to its core business across its operations by focusing on superior customer service, controlling unit costs and improving unit revenues. With the bankruptcy reorganization completed in early 2006 and the creation of a solid platform, the Company is now building on its core competitive advantages, including strong brand recognition, its leading loyalty program and its broad global airline network.

        During 2007, UAL's management and its Board of Directors completed a strategic planning session to discuss the future of United. The Company has developed a five-year plan, the ambition of which is to position United as the airline of choice for premium customers, employees and investors, while maintaining our fundamental commitment to safety and balancing the needs of all of our stakeholders. The Company's main focus continues to be strengthening our core business, and the plan includes a detailed roadmap of more than 250 initiatives and significant capital investments for the Company over the next five years. These investments are targeted to support improvements for customers and employees, and drive revenue and efficiency improvements. In addition to strengthening the performance of the airline, our plan also includes unlocking the value of business units such as United Services and Mileage Plus. Our goal is to generate returns to stockholders that are competitive with U.S. industry in general. To achieve these goals, we are focused on consistently delivering superior service, delivering differentiated products and services, building employees' connection and commitment to United, developing new sources of revenue and controlling costs.

        The Company's web address is www.united.com. The information contained on or connected to the Company's web address is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the U.S. Securities and Exchange Commission ("SEC"). Through this website, the Company's filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are accessible without charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

        This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in Item 1A, Risk Factors and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Bankruptcy of Predecessor Company

        The following discussion provides general background information regarding the Company's Chapter 11 cases, and is not intended to be an exhaustive summary. Detailed information pertaining to its bankruptcy filings may be obtained at www.pd-ual.com and in the Annual Reports on Form 10-K for both UAL Corporation and United Air Lines, Inc. for the year ended December 31, 2006 (the "2006 Annual Reports"). See also Note 1, "Voluntary Reorganization Under Chapter 11," in the Combined Notes to Consolidated Financial Statements.

        On December 9, 2002 (the "Petition Date"), UAL, United, and 26 direct and indirect wholly-owned subsidiaries (collectively, the "Debtors") filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). On January 20, 2006, the Bankruptcy Court confirmed the Debtors' Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Plan of Reorganization"). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the "Effective Date"). On the Effective Date, the Company implemented fresh-start reporting in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7").

        The Plan of Reorganization generally provided for the full payment or reinstatement of allowed administrative claims, priority claims and secured claims, and the distribution of new UAL equity and debt securities to the Debtors' creditors and employees in satisfaction of allowed unsecured and deemed claims. UAL common and preferred securities outstanding at January 31, 2006 were canceled. The Plan of Reorganization contemplated UAL issuing up to 125 million shares of new UAL common stock consisting of 115 million shares to be issued to unsecured creditors and employees and 10 million shares to be issued pursuant to UAL's share-based management and director compensation plans. The new UAL common stock was listed on a NASDAQ market and began trading under the symbol "UAUA" on February 2, 2006.

        Significant Matters Remaining to be Resolved in Bankruptcy Court.    During the course of its Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved most pending claims against the Debtors. However, certain significant matters remain to be resolved in the Bankruptcy Court. For details, see Note 1, "Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases," in the Combined Notes to Consolidated Financial Statements.

Operations

        Segments.    The Company operates its businesses through two reporting segments: Mainline and United Express. The Company manages its business as an integrated network with assets deployed across integrated mainline and regional carrier networks. This focus on managing the business seeks to maximize the profitability of the overall airline network. Financial information on the Company's reporting segments and operating revenues by geographic regions, as reported to the U.S. Department of Transportation ("DOT"), can be found in Note 10, "Segment Information," in the Combined Notes to Consolidated Financial Statements.

        Mainline.    Mainline operating revenues were $17.0 billion in 2007, $16.4 billion in 2006 and $15.0 billion and $14.9 billion for UAL and United, respectively, in 2005. As of December 31, 2007, mainline domestic operations served approximately 90 destinations primarily throughout the U.S. and Canada and operated hubs at Chicago O'Hare International Airport ("O'Hare"), Denver International Airport, Los Angeles International Airport ("LAX"), San Francisco International Airport ("SFO") and Washington Dulles International Airport ("Washington Dulles"). Mainline international operations serve the Pacific, Atlantic, and Latin America regions. The Pacific region includes non-stop service to Beijing, Hong Kong, Nagoya, Osaka, Seoul, Shanghai, Sydney, Tokyo and Taipei (with service to Guangzhou, China scheduled to commence in June 2008); direct service to Bangkok, Seoul and Singapore via Tokyo; direct service to Ho Chi Minh City and Singapore via Hong Kong, and to Melbourne via Sydney. The Atlantic region includes non-stop service to Amsterdam, Brussels, Frankfurt, Kuwait City, London, Munich, Paris, Rome and Zurich. The Latin American region offers non-stop service to Buenos Aires, Sao Paulo and direct service to Rio de Janeiro. The Latin American region also serves various Mexico destinations including Cancun, Cozumel (seasonal), Mexico City, Puerto Vallarta, San Jose del Cabo, and Ixtapa/Zihuatanejo (seasonal); various Caribbean points including Aruba and seasonal service to Montego Bay, Punta Cana, and St. Maarten; and Central America including Guatemala City, Liberia and Costa Rica (seasonal).

        UAL's operating revenues attributed to mainline domestic operations were $10.9 billion in 2007, $10.0 billion in 2006 and $9.0 billion in 2005. Operating revenues attributed to mainline international operations were $6.1 billion in 2007, $6.4 billion in 2006 and $6.0 billion in 2005. For purposes of the Company's geographic revenue reporting, the Company considers destinations in Mexico and the Caribbean to be part of the Latin America region as opposed to the North America region.

        The mainline segment operated 460 aircraft as of December 31, 2007, and produced approximately 142 billion available seat miles ("ASMs") and 117 billion revenue passenger miles ("RPMs") during 2007; in 2006, the mainline segment produced approximately 143 billion ASMs and 117 billion RPMs.

        United Express.    United Express operating revenues were $3.1 billion in 2007, $2.9 billion in 2006 and $2.4 billion in 2005. United has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express. United Express is an extension of the United mainline network (United, Ted and p.s.). SkyWest Airlines, Mesa Airlines, Colgan Airlines, Chautauqua Airlines, Shuttle America, Trans States Airlines, GoJet Airlines and ExpressJet Airlines are all United Express carriers, most of which operate under capacity purchase agreements. Under these agreements, United pays the regional carriers contractually-agreed fees (carrier-controlled costs) for operating these flights plus a variable reimbursement (incentive payment) based on agreed performance metrics. The carrier-controlled costs are based on specific rates for various operating expenses of the United Express carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed monthly amounts. The incentive payment is a markup applied to the carrier-controlled costs for superior operational performance. Under these capacity agreements, United is responsible for all fuel costs incurred as well as landing fees, facilities rent and de-icing costs, which are passed through without any markup. In return, the regional carriers operate this capacity on schedules determined by United, which also determines pricing, revenues and inventory levels and assumes the inventory and distribution risk for the available seats.

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

        United Express carriers operated 279 aircraft as of December 31, 2007, and produced approximately 16 billion ASMs and 13 billion RPMs during 2007, while producing approximately 16 billion ASMs and 12 billion RPMs in 2006.

        Ted.    In February of 2004, United launched Ted in Denver to provide a tailored single-class service, including Economy Plus seating, to better serve leisure destinations in the United network. Currently 56 A320 aircraft are configured for Ted service. Ted provides service from United's five domestic hubs to destinations in Arizona, California, Florida, Louisiana, Nevada, Mexico and the

Caribbean. As of December 31, 2007, Ted provided service from all of United's hubs to 11 destinations in the U.S., including its territories, and five in Mexico.

        United Cargo.    United Cargo offers both domestic and international shipping through a variety of services including United Small Package Delivery, Express and General cargo services. Freight shipments comprise approximately 90% of United Cargo's volumes, with mail comprising the remainder. During 2007, United Cargo accounted for approximately 4% of the Company's operating revenues by generating $770 million in freight and mail revenue, a 3% increase versus 2006.

        United Services.    United Services is a global airline support business offering customers comprehensive aircraft maintenance, repair and overhaul ("MRO") services which include engine maintenance, maintenance of high-tech components, line maintenance and landing gear maintenance. United Services brings nearly 80 years of experience to serve approximately 110 airline customers worldwide. During 2007, United Services generated approximately $183 million in third-party revenue, a 15% decrease as compared to 2006 as a result of the discontinuance of some low margin contracts. Revenues from ground handling and flight crew training services, which were $67 million in 2006, are not classified as part of United Services in 2007.

        Fuel.    Since 2005, fuel has been the Company's largest operating expense. The Company's annual mainline and United Express fuel costs and consumption for 2007 and 2006 were as follows:

	2007		2006
	Mainline	United Express	Mainline	United Express
Gallons consumed (in millions)	2,292	377	2,290	373
Average price per gallon, including tax and hedge impact	$2.18	$2.43	$2.11	$2.23
Cost (in millions)	$5,003	$915	$4,824	$834

        United Express fuel expense is classified as Regional affiliates expense in the Statements of Consolidated Operations.

        The price and availability of jet fuel significantly affect the Company's results of operations. A significant rise in jet fuel prices was the primary reason that the Company's fuel expense increased in each of the last three years. The Company may not be able to offset all of any future fuel expense increases through higher revenues and the use of fuel hedge contracts.

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

        The most significant of these arrangements is the Star Alliance, a global integrated airline network co-founded by United in 1997. As of February 1, 2008, Star Alliance carriers serve nearly 900 destinations in 160 countries with over 17,000 average daily flights. Current Star Alliance partners, in addition to United, are Air Canada, Air China, Air New Zealand, All Nippon Airways, Asiana, the Austrian Airlines Group, bmi, LOT Polish Airlines, Lufthansa, SAS, Shanghai Airlines, Singapore Airlines, South African Airways, Spanair, Swiss, TAP Portugal, THAI and US Airways. Regional member carriers are Adria Airways (Slovenia), Blue1 (Finland) and Croatia Airlines. Air India, EgyptAir and Turkish Airlines have been accepted as future members and are expected to join the Star Alliance soon.

        United also has independent marketing agreements with other air carriers including Aloha, Gulfstream International, Great Lakes Aviation, Island Air, Qatar Airways, TACA Group, TAM and Virgin Blue. In February 2008, US Airways and United reached final agreement on amendments to the contracts governing their code share and Star Alliance relationship; and the Bankruptcy Court approved these amendments.

        Mileage Plus.    Mileage Plus builds customer loyalty by offering awards and services to frequent travelers. Mileage Plus members can earn mileage credit for flights on United, United Express, Ted, members of the Star Alliance, and certain other airlines that participate in the program. Miles also can be earned by purchasing the goods and services of our non-airline partners, such as hotels, car rental companies, and credit card issuers. Mileage credits can be redeemed for free, discounted or upgraded travel and non-travel awards. There are more than 52 million members enrolled in Mileage Plus. In 2007, 2.2 million Mileage Plus travel awards were used on United, as compared to 2.3 million in 2006 and 2.2 million in 2005. These amounts represent the number of awards for which travel was provided and not the number of available seats that were allocated to award travel. These awards represented 8.0% of United's total revenue passenger miles in 2007, 8.1% in 2006 and 7.4% in 2005. In addition, Mileage Plus members redeemed miles for 928,000 non-United awards in 2007 as compared to 610,000 in 2006. Non-United awards include awards such as Red Carpet club memberships, car and hotel awards, merchandise, and travel solely on another air carrier. Total miles redeemed for travel on United in 2007, including travel awards and class-of-service upgrades, represented 88% of the total miles redeemed (for both completed and future travel).

        For a detailed description of the accounting treatment of Mileage Plus program activity, which was changed to a deferred revenue model upon the adoption of fresh-start reporting on the Effective Date, see "Critical Accounting Policies" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        UAL Loyalty Services, LLC ("ULS").    ULS focuses on expanding the non-core marketing businesses of United and building airline customer loyalty. ULS operates substantially all United-branded travel distribution and customer loyalty e-commerce activities, such as united.com. In addition, ULS owns and operates Mileage Plus, being responsible for member relationships, communications and account management; while United is responsible for other aspects of Mileage Plus, including elite membership programs such as Global Services, Premier, Premier Executive and Premier Executive 1K, and the establishment of award mileage redemption programs and airline-related customer loyalty recognition policies. United is also responsible for managing relationships with its Mileage Plus airline partners, while ULS manages relationships with non-airline business partners, such as the Mileage Plus Visa Card, hotels, car rental companies and dining programs, among others.

        Distribution Channels.    The majority of United's airline seat inventory continues to be distributed through the traditional channels of travel agencies and GDS, such as Sabre and Galileo. The growing use of alternative distribution systems, including www.united.com and GDS new entrants, however, provides United with an opportunity to lower its ticket distribution costs. To encourage customer use of lower-cost channels and capitalize on these cost-saving opportunities, the Company will continue to expand the capabilities of its website.

Industry Conditions

        Seasonality.    The air travel business is subject to seasonal fluctuations. The Company's operations can be adversely impacted by severe weather and the first and fourth quarter results of operations normally reflect lower travel demand. Historically, results of operations are better in the second and third quarters which reflect higher levels of travel demand.

        Domestic Competition.    The domestic airline industry is highly competitive and dynamic. In domestic markets, new and existing carriers are generally free to initiate service between any two points within the U.S. United's competitors consist primarily of other airlines, a number of whom are low-cost carriers ("LCC(s)") with cost structures lower than United's, and, to a lesser extent, other forms of transportation.

        The rate of capacity increases in the domestic market has slowed in the past several years, but LCCs have continued expanding into markets where United flies. United has extensive experience competing directly with LCCs in its markets and believes it is well positioned to compete effectively.

        Domestic pricing decisions are largely affected by the need to be competitive with other U.S. airlines. Fare discounting by competitors has historically had a negative effect on the Company's financial results because United often finds it necessary to match competitors' fares to maintain passenger traffic. Attempts by United and other network airlines to raise fares often fail due to lack of competitive matching by LCCs; however, because of capacity constraint and the pressure of higher fuel prices and other industry conditions, some fare increases have occurred. Because of different cost structures, low ticket prices that may generate a profit for a LCC may have an adverse effect on the Company's financial results. Also, additional revenue from fuel-related fare increases may not completely offset the Company's increased cost of fuel.

        International Competition.    In United's international networks, the Company competes not only with U.S. airlines, but also with foreign carriers. Competition on specified international routes is subject to varying degrees of governmental regulations. Recently the U.S. and European Union ("EU") reached an agreement to reduce restrictions on flight operations between the two entities. This agreement is expected to increase competition on United's transatlantic network from both U.S. and European airlines. In our Pacific operations, competition will be increasing as the governments of the U.S. and China permit more U.S. and Chinese airlines to fly new routes between the two countries. See "Industry Regulation," below. Part of United's ability to successfully compete with non-U.S. carriers on international routes is its ability to generate traffic from and to the entire U.S. via its integrated domestic route network. Foreign carriers are currently prohibited by U.S. law from carrying local passengers between two points in the U.S. and United experiences comparable restrictions in many foreign countries. In addition, U.S. carriers are often constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments. To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements that allow these carriers to feed traffic to each other's flights (see "Alliances," above, for further details).

        Insurance.    United carries hull and liability insurance of a type customary in the air transportation industry, in amounts that the Company deems appropriate, covering passenger liability, public liability and damage to United's aircraft and other physical property. United also maintains other types of insurance such as property, directors and officers, cargo, automobile and the like, with limits and deductibles that are standard within the industry. Since the September 11, 2001 terrorist attacks, the Company's insurance premiums have increased significantly. Additionally, after September 11, 2001, commercial insurers canceled United's liability insurance for losses resulting from war and associated perils (terrorism, sabotage, hijacking and other similar events). The U.S. government subsequently agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2008 covering losses to employees, passengers, third parties and aircraft. The Secretary of Transportation may extend this coverage until December 31, 2008. If the U.S. government does not extend this coverage beyond August 31, 2008, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. See "Increases in insurance costs or reductions in insurance coverage may adversely impact the Company's operations and financial results" in Item 1A, Risk Factors, below.

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

        Airlines also are regulated by the Federal Aviation Administration ("FAA"), a division of the DOT, primarily in the areas of flight operations, maintenance and other safety and technical matters. The FAA has authority to issue air carrier operating certificates and aircraft airworthiness certificates, prescribe maintenance procedures, and regulate pilot and other employee training, among other responsibilities. From time to time, the FAA issues rules that require air carriers to take certain actions, such as the inspection or modification of aircraft and other equipment, that may cause the Company to incur substantial, unplanned expenses. The airline industry is also subject to various other federal, state and local laws and regulations. The U.S. Department of Homeland Security ("DHS") has jurisdiction over virtually all aspects of civil aviation security. See "Legislation," below. The U.S. Department of Justice ("DOJ") has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act ("RLA"). The Company is also subject to inquiries by the DOT, FAA and other U.S. and international regulatory bodies.

        Airport Access.    Access to landing and take-off rights, or "slots," at several major U.S. airports and many foreign airports served by United are, or recently have been, subject to government regulation. The FAA designated Ronald Reagan Washington National Airport in Washington, D.C. as a "High Density Rule traffic airport" and has limited the number of departure and arrival slots at the airport. Slot restrictions at O'Hare were eliminated in July 2002 and were eliminated at John F. Kennedy International Airport ("JFK") and LaGuardia Airport ("LaGuardia"), both in New York, in January 2007. From time to time, the elimination of slot restrictions has impacted United's operational performance and reliability.

        Notwithstanding the formal elimination of slot restrictions at O'Hare in July 2002, the FAA imposed temporary restrictions on flight operations there beginning in 2004 to address air traffic congestion concerns. In August 2006, the FAA issued a longer-term rule restricting flight operations at O'Hare, which remains in effect through October 2008.

        At LaGuardia, the FAA has proposed an interim rule that would impose caps and restrictions on flight operations similar to those in effect at O'Hare. The interim rule took effect in January 2007 when the High Density Rule expired. The FAA has also proposed a longer-term rule at LaGuardia that is designed to control air traffic congestion there indefinitely. The longer-term proposal contains several elements that could impact United's schedule and operational performance at LaGuardia. It is not possible to predict whether or when such longer-term rules might take effect.

        In addition, in reaction to substantial flight delays and congestion in the New York City region during the summer months of 2007 and an increase in scheduled flights for summer 2008, the FAA announced plans to impose capacity limits at JFK and Newark airports beginning in the summer season 2008 and which would remain in effect through the summer season 2009. In addition, the DOT has indicated an intention to propose additional new regulations for managing airport congestion. However it is difficult at this time to predict the impact of any new legislation on the Company's operations.

        Legislation.    The airline industry is also subject to legislative activity that can have an impact on operations and costs. Specifically, the law that authorizes federal excise taxes and fees assessed on airline tickets expired in September 2007 and is currently extended until February 29, 2008. In late February 2008, Congress sent legislation to the President that would extend these federal excise taxes and fees until June 30, 2008. Congress is currently attempting to pass comprehensive reauthorization legislation to impose a new funding structure and make other changes to FAA operations. Past aviation reauthorization bills have affected a wide range of areas of interest to the industry, including air traffic control operations, capacity control issues, airline competition issues, aircraft and airport technology requirements, safety issues, taxes, fees and other funding sources.

        Customer service issues have been a significant focus of both Congress and DOT regulators during 2007. It is likely that legislation imposing more specific customer service requirements will be approved by Congress in 2008, though what those requirements might be is unclear at this time. The DOT has also initiated processes to consider regulatory changes in this area, including proposals regarding treatment of and payments to passengers involuntarily denied boarding, and proposals regarding delay reporting requirements and airline scheduling practices.

        On January 1, 2008, the State of New York implemented legislation requiring air carriers operating within the state to offer certain enumerated services to passengers experiencing extended on-board ground delays of greater than three hours. The New York law authorizes the state Consumer Protection Board to impose civil penalties for non-compliance. Although the Air Transport Association has filed a lawsuit challenging the New York statute on the grounds that federal law prohibits state regulation of airline services, several other states are considering similar legislation. The New York legislation and any other similar legislation if adopted in other states could have an impact on the Company's results of operations or financial condition.

        Additionally, since September 11, 2001, aviation security has been and continues to be a subject of frequent legislative and regulatory action, requiring changes to our security processes and increasing the cost of security procedures for the Company. The Aviation and Transportation Security Act (the "Aviation Security Act"), enacted in November 2001, has had wide-ranging effects on our operations. The Aviation Security Act made the federal government responsible for virtually all aspects of civil aviation security, creating a new Transportation Security Administration ("TSA"), which is a part of the DHS pursuant to the Homeland Security Act of 2002. Under the Aviation Security Act, substantially all security screeners at airports are now federal employees and significant other aspects of airline and airport security are now overseen by the TSA. Pursuant to the Aviation Security Act, funding for airline and airport security is provided in part by a passenger security fee of $2.50 per flight segment (capped at $10.00 per round trip), which is collected by the air carriers from passengers and remitted to the government. In addition, air carriers are required to submit to the government an additional security fee equal to the amount each air carrier paid for security screening of passengers and property in 2000. A DHS/U.S. Customs and Border Protection ("CBP") regulation effective in early 2008 will give CBP a greater role in airline customer processing, and potentially a greater operational role, as CBP will forbid boarding international passengers until it has cleared passenger names against watch lists. A proposed TSA regulation regarding domestic passengers, "Secure Flight," currently in the rulemaking process, is likely to expand TSA's role in similar ways when that rule becomes effective. Congress is expected to continue to focus on changes to aviation security law and requirements in 2008. Particular areas of attention that could result in increased costs for air carriers will likely include new requirements on cargo screening, possible deployment of antimissile technology on passenger aircraft and potential for increased passenger and carrier security fees.

International Regulation.

        General.    International air transportation is subject to extensive government regulation. In connection with United's international services, the Company is regulated by both the U.S. government and the governments of the foreign countries United serves. In addition, the availability of international routes to U.S. carriers is regulated by treaties and related aviation agreements between the U.S. and foreign governments, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments.

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

        Further, United's ability to serve some countries and expand into certain others is limited by the absence altogether of aviation agreements between the U.S. government and the relevant governments. Shifts in U.S. or foreign government aviation policies can lead to the alteration or termination of air service agreements between the U.S. and other countries. Depending on the nature of the change, the value of United's international route authorities and slot rights may be materially enhanced or diminished.

        On April 30, 2007, the U.S. and the EU signed a transatlantic aviation agreement to replace the existing bilateral arrangements between the U.S. Government and the 27 EU member states. The agreement is expected to become effective at the end of March 2008.

        The agreement is based on the U.S. open skies model and authorizes U.S. airlines to operate between the United States and any point in the EU and beyond, free from government restrictions on capacity, frequencies and scheduling and provides EU carriers with reciprocal rights in these U.S./EU markets. The agreement also authorizes all U.S. and EU carriers to operate services between the United States and London Heathrow, thereby potentially adding new competition to United's Heathrow operation, although Heathrow is currently subject to both slot and facility constraints which may practically limit the growth of new competition in the near term. This agreement does not provide for a reallocation of existing slots among carriers.

        Under the agreement's "Community Carrier" clause, an EU carrier may operate services to the United States from any point in the EU and not simply from its home market. A number of EU carriers have indicated that they will commence services from outside their home markets to the U.S. when the agreement becomes effective, thereby potentially increasing competition in many transatlantic markets.

        The agreement would confer a number of additional rights to EU carriers that are designed to redress what the EU considers to be an imbalance between U.S. carrier access to the intra-EU market versus EU carrier access to the U.S. domestic market. In particular, EU ownership of more than

50 percent of a U.S. carrier will not be presumed to violate the actual control by U.S. citizens requirement, provided foreign ownership of the voting equity of the U.S. carrier does not exceed the statutory limit of 25 percent. U.S. ownership of EU carriers may not exceed 49.9 percent and the EU may enact future legislation restricting U.S. ownership of the voting stock of EU airlines to 25 percent. The agreement also provides EU passenger carriers with the right to operate between the U.S. and a limited number of non-EU countries and does not provide reciprocal rights to U.S. carriers.

        The EU/U.S. open skies agreement will likely directly impact the future value and expected lives of route authorities to Heathrow; however, there is no direct impact from the open skies agreement on airport slot rights, including those at Heathrow. The open skies agreement is also expected to provide United and other carriers with access to new markets in EU countries. In September 2007, the DOT granted United antitrust immunity with bmi. The immunity goes into effect at the same time as the open skies agreement between the U.S. and EU at the end of March 2008. Because of the diverse nature of potential impacts on United's business from the EU transatlantic aviation agreement, the overall future impact of the agreement on United's business in the EU region cannot be predicted with certainty.

        The European Commission (the "Commission") is expected to propose important new legislation or to adopt interpretive guidance that will impact the Company. The Commission recently proposed legislation that would significantly deregulate the current Computer Reservation System ("CRS") Code of Conduct. If adopted, this legislation may lead to lower airline distribution costs in Europe. The Commission may also take steps to officially sanction secondary slot trading, which is a current practice among carriers that involves the sale, purchase or lease of slots. If adopted, that legislation or interpretive guidance should resolve disputes about the legality of slot exchanges at EU airports and permit carriers to continue with this longstanding practice. In addition, legislation to include aviation within the EU's existing emissions trading scheme is currently being considered within the EU legislative process. If adopted, such a measure could add significantly to the costs of airlines operating in the EU member states. The precise cost to United will depend upon the terms of the legislation enacted, which would determine whether United will be forced to buy emission allowances and the cost at which these allowances may be obtained.

        Pursuant to an agreement reached in December 2005, a full open skies agreement between the United States and Canada came into force in 2007. The DOT also approved the 9-party antitrust immunity application (including United, Air Canada, Lufthansa, SAS, Austrian, Swiss, LOT, TAP and bmi), allowing United and Air Canada to expand their existing antitrust immunity beyond the currently allowed transborder region.

Environmental Regulation.

        The airline industry is subject to increasingly stringent federal, state, local, and foreign environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils, and waste materials. New regulations surrounding the emission of greenhouse gases (such as carbon dioxide) are being considered for promulgation both internationally and within the United States. United is carefully evaluating the potential impact of such proposed regulations. Other areas of developing regulations include the State of California rule-makings regarding air emissions from ground support equipment and a federal rule-making concerning the discharge of deicing fluid. The airline industry is also subject to other environmental laws and regulations, including those that require the Company to remediate soil or groundwater to meet certain objectives. Compliance with all environmental laws and regulations can require significant expenditures. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as "Superfund," and similar environmental cleanup laws, generators of waste materials, and owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions.

The Company also conducts voluntary environmental assessment and remediation actions. Environmental cleanup obligations can arise from, among other circumstances, the operation of aircraft fueling facilities, and primarily involve airport sites. Future costs associated with these activities are currently not expected to have a material adverse affect on the Company's business.

Employees

        As of December 31, 2007, the Company and its subsidiaries had approximately 55,000 active employees, of whom approximately 81% were represented by various U.S. labor organizations. The employee groups, number of employees and labor organization for each of United's collective bargaining groups were as follows:

Employee Group	Number of Employees	Union(1)	Contract Open for Amendment
Public Contact/Ramp & Stores/Food Service Employees/Security Officers/Maintenance Instructors/Fleet Technical Instructors	17,321	IAM	January 1, 2010
Flight Attendants	15,038	AFA	January 8, 2010
Pilots	6,518	ALPA	January 1, 2010
Mechanics & Related	5,551	AMFA	January 1, 2010
Engineers	261	IFPTE	January 1, 2010
Dispatchers	172	PAFCA	January 1, 2010

(1)
International Association of Machinists and Aerospace Workers ("IAM"), Association of Flight Attendants—Communication Workers of America ("AFA"), Air Line Pilots Association ("ALPA"), Aircraft Mechanics Fraternal Association ("AMFA"), International Federation of Professional and Technical Engineers ("IFPTE") and Professional Airline Flight Control Association ("PAFCA").

        Collective bargaining agreements ("CBAs") are negotiated under the RLA, which governs labor relations in the air transportation industry, and such agreements typically do not contain an expiration date. Instead, they specify an amendable date, upon which the contract is considered "open for amendment." Before the amendable date, neither party is required to agree to modifications to the bargaining agreement. Nevertheless, nothing prevents the parties from agreeing to start negotiations or to modify the agreement in advance of the amendable date. Contracts remain in effect while new agreements are negotiated. During the negotiating period, both the Company and the negotiating union are required to maintain the status quo.

        On December 4, 2007, the International Brotherhood of Teamsters ("Teamsters") filed an application with the National Mediation Board ("NMB") seeking the right to represent United's mechanics and related employees, who are currently represented by AMFA. On January 24, 2008 the NMB found that the Teamsters had submitted sufficient valid signed authorization cards from a majority of the eligible employees and ordered that a representation election be conducted. Voting will take place from February 26, 2008 through March 31, 2008. AMFA and Teamsters will appear on the ballot. Write-in votes are permitted. If a majority of eligible employees (active and furloughed) vote in favor of union representation, the union receiving a majority of the votes would be declared the representative. If a majority of the employees vote for representation, but no single organization receives a majority of the votes cast, there would be a runoff election between the two organizations receiving the most votes. If less than a majority of eligible employees cast ballots in the initial election, the employees will become unrepresented.

ITEM 1A.    RISK FACTORS.

        The following risk factors should be read carefully when evaluating the Company's business and the forward-looking statements contained in this report and other statements the Company or its representatives make from time to time. Any of the following risks could materially adversely affect the Company's business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this report.

Risks Related to the Company's Business

Continued periods of historically high fuel costs or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company's operating results.

        The Company's operating results have been and continue to be significantly impacted by changes in the supply or price of aircraft fuel. It is impossible to predict the future supply or price of aircraft fuel. The record-high fuel prices in 2005 and 2006 increased further in 2007 to new record highs with the price of crude oil reaching nearly $100 per barrel. At times, United has not been able to increase its fares when fuel prices have risen due to the highly competitive nature of the airline industry, and it may not be able to do so in the future. In addition, fare increases may not totally offset the fuel price increase and may also reduce demand for air travel. From time to time, the Company enters into hedging arrangements to protect against rising fuel costs. The Company's hedging programs may not be successful in controlling fuel costs and may be limited due to market conditions and other factors.

Additional terrorist attacks or the fear of such attacks, even if not made directly on the airline industry, could negatively affect the Company and the airline industry.

        The terrorist attacks of September 11, 2001 involving commercial aircraft severely and adversely affected the Company's financial condition and results of operations, as well as prospects for the airline industry generally. Among the effects experienced from the September 11, 2001 terrorist attacks were substantial flight disruption costs caused by the FAA-imposed temporary grounding of the U.S. airline industry's fleet, significantly increased security costs and associated passenger inconvenience, increased insurance costs, substantially higher ticket refunds and significantly decreased traffic and revenue per revenue passenger mile ("yield").

        Additional terrorist attacks, even if not made directly on the airline industry, or the fear of or the precautions taken in anticipation of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights) could materially and adversely affect the Company and the airline industry. The war in Iraq and additional international hostilities, including heightened terrorist activity, could also have a material adverse impact on the Company's financial condition, liquidity and results of operations. The Company's financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or an increase in post-war unrest in Iraq or other international hostilities involving the United States or U.S. interests.

The airline industry is highly competitive, susceptible to price discounting and may undergo consolidation.

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

        In addition, Northwest Airlines, Inc. and Delta Air Lines, Inc. completed their reorganizations under bankruptcy protection in 2007. Other carriers could file for bankruptcy or threaten to do so to reduce their costs. Carriers operating under bankruptcy protection can operate in a manner that could be adverse to the Company and could emerge from bankruptcy as more vigorous competitors.

        From time to time the U.S. airline industry has undergone consolidation, as in the merger of US Airways and America West, and may experience additional consolidation in the future. United routinely monitors changes in the competitive landscape and engages in analysis and discussions regarding its strategic position, including alliances, asset acquisitions and business combinations. There is ongoing speculation that some type of airline industry consolidation could occur in the near-term. The Company has had, and expects to continue to have, discussions with other airlines regarding strategic alternatives. If other airlines participate in merger activity, and United does not, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of United.

Additional security requirements may increase the Company's costs and decrease its revenues and traffic.

        Since September 11, 2001, the DHS and the TSA have implemented numerous security measures that affect airline operations and costs, and are likely to implement additional measures in the future. In addition, foreign governments have also instituted additional security measures at foreign airports United serves. A substantial portion of the costs of these security measures is borne by the airlines and their passengers, increasing the Company's costs and/or reducing its revenue and traffic. Additional measures taken to enhance either passenger or cargo security procedures and/or to recover associated costs in the future may result in similar adverse effects on United's results of operations.

Extensive government regulation could increase the Company's operating costs and restrict its ability to conduct its business.

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

        United operates under a certificate of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked our certificate, it could have a material adverse effect on the Company's business. The FAA can also limit United's airport access by limiting the number of departure and arrival slots at "high density traffic airports" and local airport authorities may have the ability to control access to certain facilities or the cost of access to such facilities, which could have an adverse effect on the Company's business.

        In addition, access to landing and take-off rights or "slots" at several major U.S. airports and many foreign airports served by United are, or recently have been, subject to government regulation. As passenger travel has continued to increase in recent years, many U.S. and foreign airports have become increasingly congested. Certain of United's major hubs are among the more congested airports in the U.S. and have been or could be the subject of regulatory action that might limit the number of flights and/or increase costs of operations at certain times or throughout the day.

        In addition, the Company's operations may be adversely impacted due to the existing outdated air traffic control ("ATC") system utilized by the U.S. government. During peak travel periods in certain markets the current ATC system's inability to handle existing travel demand has led to short-term capacity constraints imposed by government agencies as discussed above, and has also resulted in delays and disruptions of traffic using the ATC system. In addition, the current system will not be able to effectively handle projected future air traffic growth. Therefore, imposition of these air traffic constraints on a long-term basis may have a material adverse effect on our results of operations. Failure to update the ATC system in a timely manner, and the substantial funding requirements of a modernized ATC system that may be imposed on carriers like United, may have an adverse impact on the Company's financial condition or results of operations.

        Many aspects of United's operations are also subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, state governments within the U.S., foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation industry are uncertain at this time, but the impact to the Company and its industry would likely be adverse and could be significant including the potential for increased fuel costs, carbon taxes or fees or a requirement to purchase carbon credits.

        The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be made available. United currently operates on a number of international routes under government arrangements that limit the number of carriers, capacity, or the number of carriers allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on the Company's financial position and results of operations and could result in the impairment of material amounts of related intangible assets. Recently, the U.S. and the EU entered into an "open skies" agreement that will become effective at the end of March 2008. See Note 8, "Intangibles," in the Combined Notes to Consolidated Financial Statements for additional information on the open skies agreement.

        Further, the Company's operations in foreign countries are subject to various laws and regulations in those countries. The Company cannot provide any assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect its financial condition or results of operations.

The Company's results of operations fluctuate due to seasonality and other factors associated with the airline industry.

        Due to greater demand for air travel during the summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year. The Company's results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal including, among others, the imposition of excise and similar taxes, extreme or severe weather, air traffic control congestion, changes in the competitive environment due to industry consolidation and other factors and general economic conditions. As a result, the Company's quarterly operating results are not necessarily indicative of operating results for an entire year, and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

The Company's financial condition and results of operations may be further affected by the future resolution of bankruptcy-related contingencies.

        Despite the Company's exit from bankruptcy on February 1, 2006, several significant matters remain to be resolved in connection with its reorganization under Chapter 11 of the United States Bankruptcy Code. Unfavorable resolution of these matters could have a material adverse effect on the Company's business. For additional detail regarding these matters, see Note 1, "Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases," in the Combined Notes to Consolidated Financial Statements.

The Company's initiatives to improve the delivery of its products and services to its customers, reduce costs, increase its revenues and increase shareholder value may not be adequate or successful.

        The Company continues to identify and implement continuous improvement programs to improve the delivery of its products and services to its customers, reduce its costs and increase its revenues. Some of these efforts are focused on cost savings in such areas as telecommunications, airport services, catering, maintenance materials, aircraft ground handling and regional affiliates expenses, among others. The Company is also reviewing strategic alternatives to maximize the value of its MRO and Mileage Plus businesses, which may include a possible sale of all, or part of, these operations. A number of the Company's ongoing initiatives involve significant changes to the Company's business that it may be unable to implement successfully. In addition, revenue and other initiatives may not be successful due to the competitive landscape of the industry and the reaction of our competitors to certain of our initiatives. The adequacy and ultimate success of the Company's programs and initiatives to improve the delivery of its products and services to its customers, reduce its costs and increase both its revenues and shareholder value cannot be assured. There can be no assurance that any transactions with respect to the Company's MRO and Mileage Plus business will occur, nor are there any assurances with respect to the form or timing of any such transactions or their actual effect on shareholder value.

Union disputes, employee strikes and other labor-related disruptions may adversely affect the Company's operations and impair its financial performance.

        Approximately 81% of the employees of UAL are represented for collective bargaining purposes by U.S. labor unions. These employees are organized into six labor groups represented by six different unions.

        Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, a carrier must maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the NMB. This process continues until either the parties have reached agreement on a new CBA or the parties are released to "self-help" by the NMB. Although in most circumstances the RLA prohibits strikes, shortly after release by the NMB carriers and unions are free to engage in self-help measures such as strikes and lock-outs. All six of the Company's U.S. labor agreements become amendable in January 2010. There is also a risk that dissatisfied employees, either with or without union involvement, could engage in illegal slow-downs, work stoppages, partial work stoppages, sick-outs or other actions short of a full strike that could individually or collectively harm the operation of the airline and materially impair its financial performance.

Increases in insurance costs or reductions in insurance coverage may adversely impact the Company's operations and financial results.

        The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial airlines. Accordingly, the Company's insurance costs increased significantly and its ability to continue to obtain certain types of insurance remains uncertain. The Company has obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if it had obtained this insurance in the commercial insurance market. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. If the Company is unable to obtain adequate war risk insurance, its business could be materially and adversely affected.

        If any of United's aircraft were to be involved in an accident, the Company could be exposed to significant liability. The insurance it carries to cover damages arising from any future accidents may be inadequate. If the Company's insurance is not adequate, it may be forced to bear substantial losses from an accident.

The Company relies heavily on automated systems to operate its business and any significant failure of these systems could harm its business.

        The Company depends on automated systems to operate its business, including its computerized airline reservation systems, flight operations systems, telecommunication systems and commercial websites, including united.com. United's website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight and schedule information, as well as process critical financial transactions. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of United's services versus its competitors and materially impair its ability to market its services and operate its flights.

The Company's business relies extensively on third-party providers. Failure of these parties to perform as expected, or unexpected interruptions in the Company's relationships with these providers or their provision of services to the Company, could have an adverse effect on its financial condition and results of operations.

        The Company has engaged a growing number of third-party service providers to perform a large number of functions that are integral to its business, such as operation of United Express flights, operation of customer service call centers, provision of information technology infrastructure and services, provision of aircraft maintenance and repairs, provision of various utilities and performance of aircraft fueling operations, among other vital functions and services. The Company does not directly control these third-party providers, although it does enter into agreements with many of them that define expected service performance. Any of these third-party providers, however, may materially fail to meet their service performance commitments to the Company. The failure of these providers to adequately perform their service obligations, or other unexpected interruptions of services, may reduce the Company's revenues and increase its expenses or prevent United from operating its flights and providing other services to its customers. In addition, the Company's business and financial performance could be materially harmed if its customers believe that its services are unreliable or unsatisfactory.

The Company's high level of fixed obligations could limit its ability to fund general corporate requirements and obtain additional financing, could limit its flexibility in responding to competitive developments and could increase its vulnerability to adverse economic and industry conditions.

        The Company has a significant amount of financial leverage from fixed obligations, including its amended credit facility, aircraft lease and debt financings, leases of airport property and other facilities, and other material cash obligations. In addition, as of December 31, 2007, the Company had pledged a substantial majority of its available assets as collateral to secure its various fixed obligations. At December 31, 2007, the Company has 113 unencumbered aircraft with a net book value of $2.0 billion.

        The Company's high level of fixed obligations, a downgrade in the Company's credit ratings or poor credit market conditions could impair its ability to obtain additional financing, if needed, and reduce its flexibility to conduct its business. Certain of the Company's existing indebtedness also requires it to meet covenants and financial tests to maintain ongoing access to those borrowings. See Note 12, "Debt Obligations," in the Combined Notes to Consolidated Financial Statements for further details. A failure to timely pay its debts or other material uncured breach of its contractual obligations could result in a variety of adverse consequences, including the acceleration of the Company's indebtedness, the withholding of credit card sale proceeds by its credit card service providers and the exercise of other remedies by its creditors and equipment lessors that could result in material adverse effects on the Company's operations and financial condition. In such a situation, it is unlikely that the

Company would be able to fulfill its obligations to repay the accelerated indebtedness, make required lease payments, or otherwise cover its fixed costs.

The Company's net operating loss carry forward may be limited or possibly eliminated.

        The Company has a net operating loss ("NOL") carry forward tax benefit of approximately $2.5 billion for federal and state income tax purposes that primarily originated before UAL's emergence from bankruptcy and will expire over a five to twenty year period. This tax benefit is mostly attributable to federal pre-tax NOL carry forwards of $6.6 billion. If the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code, under certain conditions, its annual federal NOL utilization could be limited to an amount equal to its market capitalization at the time of the ownership change multiplied by the federal long-term tax exempt rate. A change of ownership under Section 382 of the Internal Revenue Code is defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning 5% or more of the Company's common stock over a three year rolling period.

        To reduce the risk of a potential adverse effect on the Company's ability to utilize its NOL carry forward for federal income tax purposes, UAL's restated certificate of incorporation contains a "5% Ownership Limitation," applicable to all stockholders except the Pension Benefit Guaranty Corporation ("PBGC"). The 5% Ownership Limitation remains effective until February 1, 2011. The 5% Ownership Limitation prohibits (i) the acquisition by a single stockholder of shares representing 5% or more of the common stock of UAL Corporation and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL Corporation's common stock, unless prior written approval is granted by the UAL Board of Directors. The percentage ownership of a single stockholder can be computed by dividing the number of shares of common stock held by the stockholder by the sum of the shares of common stock issued and outstanding plus the number of shares of common stock still held in reserve for payment to unsecured creditors under the Plan of Reorganization. For additional information regarding the 5% Ownership Limitation, please refer to UAL's restated certificate available on its website.

        While the purpose of these transfer restrictions is to prevent a change of ownership from occurring within the meaning of Section 382 of the Internal Revenue Code (which ownership change might materially and adversely affect the Company's ability to utilize its NOL carry forward or other tax attributes), no assurance can be given that such an ownership change will not occur, in which case the availability of the Company's substantial NOL carry forward and other federal income tax attributes might be significantly limited or possibly eliminated.

The Company is subject to economic and political instability and other risks of doing business globally.

        The Company is a global business with operations outside of the United States from which it derives approximately one-third of its operating revenues, as measured and reported to the DOT. The Company's operations in Asia, Latin America, the Middle East and Europe are a vital part of its worldwide airline network. Volatile economic, political and market conditions in these international regions may have a negative impact on the Company's operating results and its ability to achieve its business objectives. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies, and the imposition of exchange controls or other currency restrictions may have a material adverse impact upon the Company's liquidity, revenues, costs, or operating results.

The loss of skilled employees upon whom the Company depends to operate its business or the inability to attract additional qualified personnel could adversely affect its results of operations.

        The Company believes that its future success will depend in large part on its ability to attract and retain highly qualified management, operational, technical and other personnel. The Company may not be successful in retaining key personnel or in attracting and retaining other highly qualified personnel.

Any inability to retain or attract significant numbers of qualified management and other personnel could adversely affect its business.

The Company could be adversely affected by an outbreak of a disease that affects travel behavior.

        An outbreak of a disease that affects travel demand or travel behavior, such as Severe Acute Respiratory Syndrome ("SARS") or avian flu, or other illness, could have a material adverse impact on the Company's business, financial condition and results of operations.

Certain provisions of UAL's Governance Documents could discourage or delay changes of control or changes to the Board of Directors of UAL.

        Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of UAL (the "Governance Documents") may make it difficult for stockholders to change the composition of UAL's Board of Directors and may discourage takeover attempts that some of its stockholders may consider beneficial.

        Certain provisions of the Governance Documents may have the effect of delaying or preventing changes in control if UAL's Board of Directors determines that such changes in control are not in the best interests of UAL and its stockholders.

        These provisions of the Governance Documents are not intended to prevent a takeover, but are intended to protect and maximize the value of UAL's stockholders' interests. While these provisions have the effect of encouraging persons seeking to acquire control of UAL to negotiate with the UAL Board of Directors, they could enable the Board of Directors to prevent a transaction that some, or a majority, of its stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.

The issuance of UAL's contingent senior unsecured notes could adversely impact results of operations, liquidity and financial position and could cause dilution to the interests of its existing stockholders.

        In connection with the Company's emergence from Chapter 11 bankruptcy protection, UAL is obligated under an indenture to issue to the PBGC 8% senior unsecured notes with an aggregate principal amount of up to $500 million in up to eight equal tranches of $62.5 million (with no more than one tranche issued as a result of each issuance trigger event) upon the occurrence of certain financial triggering events. An issuance trigger event occurs when the Company's EBITDAR (as defined in the indenture) exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year, beginning with the fiscal year ending December 31, 2009 and ending with the fiscal year ending December 31, 2017. However, if the issuance of a tranche would cause a default under any other securities then existing, UAL may satisfy its obligations with respect to such tranche by issuing UAL common stock having a market value equal to $62.5 million. The issuance of these notes could adversely impact the Company's results of operations because of increased interest expense related to the notes and adversely impact its financial position or liquidity due to increased cash required to meet interest and principal payments. If common stock is issued in lieu of debt, this could cause additional dilution to existing UAL stockholders. See Risks Related to UAL's Common Stock, below, for additional information regarding other risks related to our common stock.

Risks Related to UAL's Common Stock

UAL's common stock has a limited trading history and its market price may be volatile.

        Because UAL's common stock began trading on the NASDAQ National Market on February 2, 2006, there is limited trading history. The market price of its common stock may fluctuate substantially due to a variety of factors, many of which are beyond UAL's control.

The issuance of additional shares of UAL's common stock, including upon conversion of its convertible preferred stock and its convertible notes, could cause dilution to the interests of its existing stockholders.

        In connection with the Company's emergence from Chapter 11 bankruptcy protection, UAL issued 5,000,000 shares of 2% convertible preferred stock. Effective February 1, 2008, this preferred stock may be converted into shares of UAL's common stock. Further, the preferred stock is mandatorily convertible 15 years from the issuance date. UAL also issued approximately $150 million in convertible 5% notes shortly after the Effective Date, and subsequently issued approximately $726 million in convertible 4.5% notes on July 25, 2006. Holders of these securities may convert them into shares of UAL's common stock according to their terms. In February 2008, 1.0 million shares of 2% convertible preferred stock were converted into approximately 2.2 million shares of UAL common stock resulting in dilution to common stockholders. If the holders of the remaining 4.0 million shares of convertible preferred stock or the holders of the convertible notes were to exercise their rights to convert their securities into common stock, it could cause substantial dilution to existing stockholders. In January 2008, as a result of UAL's $2.15 per common share special distribution, UAL modified the conversion prices of the 5% and 4.5% notes in accordance with the terms of their indentures. The lower conversion prices increase the potential dilution to existing UAL stockholders. UAL may undertake future actions that may result in additional modifications to the conversion prices of these instruments and increase their likelihood of conversion. For further information, see Note 12, "Debt Obligations" and Note 13, "UAL Preferred Stock," in the Combined Notes to Consolidated Financial Statements.

        UAL's certificate of incorporation authorizes up to one billion shares of common stock. In certain circumstances, UAL can issue shares of common stock without stockholder approval. In addition, the board of directors is authorized to issue up to 250 million shares of preferred stock without any action on the part of UAL's stockholders. The UAL Board of Directors also has the power, without stockholder approval, to set the terms of any series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over UAL's common stock with respect to dividends or if UAL liquidates, dissolves or winds up its business and other terms. If UAL issues preferred stock in the future that has a preference over its common stock with respect to the payment of dividends or upon its liquidation, dissolution or winding up, or if UAL issues preferred stock with voting rights that dilute the voting power of its common stock, the rights of holders of its common stock or the market price of its common stock could be adversely affected. UAL is also authorized to issue, without stockholder approval, other securities convertible into either preferred stock or, in certain circumstances, common stock. In the future UAL may decide to raise capital through offerings of its common stock, securities convertible into its common stock, or rights to acquire these securities or its common stock. The issuance of additional shares of common stock or securities convertible into common stock could result in dilution of existing stockholders' equity interests in UAL. Issuances of substantial amounts of its common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices for UAL's common stock and UAL cannot predict the effect this dilution may have on the price of its common stock.

UAL's certificate of incorporation limits voting rights of certain foreign persons.

        UAL's restated certificate of incorporation limits the voting rights of persons holding any of UAL's equity securities who are not "citizens of the United States," as defined in Section 40102(a)(15) of Title 49 United States Code, to 24.9% of the aggregate votes of all equity securities outstanding. This restriction is applied pro rata among all holders of equity securities who fail to qualify as "citizens of the United States," based on the number of votes the underlying securities are entitled to.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

Flight Equipment

        Details of UAL's and United's Mainline operating fleet as of December 31, 2007 are provided in the following table:

Aircraft Type	Average No. of Seats	Owned(a)	Leased	Total	Average Age (Years)
A319-100	120	36	19	55	8
A320-200	148	42	55	97	10
B737-300	123	17	47	64	19
B737-500	108	30	—	30	16
B747-400	347	21	9	30	12
B757-200	172	46	51	97	16
B767-300	213	17	18	35	13
B777-200	267	46	6	52	9

Total Operating Fleet—UAL		255	205	460	13

Total Operating Fleet—United(b)		254	206	460	13

(a)
At December 31, 2007, 142 owned aircraft were encumbered.

(b)
United leases one B737-500 aircraft owned by a subsidiary of UAL.

        Details of United Express' operating fleet that are operated under capacity purchase lease agreements as of December 31, 2007, are provided in the following table:

Aircraft Type	Average No. of Seats	Total
Bombardier CRJ200	50	98
Bombardier CRJ700	66	87
De Havilland Dash 8	37	10
Embraer EMB120	30	28
Embraer ERJ145	50	28
Embraer EMB170	70	28

Total Operating Fleet		279

        All of the Bombardier CRJ700 and Embraer EMB170 aircraft are equipped with explus seating. For additional information on aircraft financings see Note 12, "Debt Obligations" and Note 16, "Lease Obligations," in the Combined Notes to Consolidated Financial Statements.

Ground Facilities

        United is a party to various leases relating to its use of airport landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves. Major terminal facility leases expire at SFO in 2011 and 2013, Washington Dulles in 2014, O'Hare in 2018, LAX in 2021 and Denver in 2025.

        The Company owns a 66.5-acre complex in suburban Chicago consisting of more than 1 million square feet of office space for its Operations Center, a computer operations facility and a training center. United also owns a flight training center, located in Denver, which accommodates 36 flight simulators and more than 90 computer-based training stations. The Company owns a limited number of other properties, including a crew hotel in Honolulu. All of these facilities are mortgaged.

        During 2007, the Company moved approximately 400 management employees, including its senior management, to its new headquarters in downtown Chicago where the Company has contracted to lease approximately 250,000 square feet of office space. In October 2007, the Company exercised its expansion option under this lease, expanding its leased premises from the current six floors to a total of 11 floors with possession phased in over time.

        The Company is continuing the process of relocating employees from several of its other suburban Chicago facilities into either the new headquarters or the Operations Center consistent with the Company's goals of achieving additional cost savings and operational efficiencies.

        The Company's Maintenance Operation Center at SFO occupies 130 acres of land, 2.9 million square feet of floor space and 9 aircraft hangar bays under a lease expiring in 2013.

        United's off-airport leased properties historically included a number of ticketing, sales and general office facilities in the downtown and suburban areas of most of the larger cities within the United system. As part of the Company's restructuring and cost containment efforts, United closed, terminated or rejected all of its former domestic city ticket office leases. United continues to lease and operate a number of administrative, reservations, sales and other support facilities worldwide. United continuously evaluates opportunities to reduce or modify facilities occupied at its airports and off-airport locations.

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

        Commencing on October 27, 2005, all eligible classes of creditors had the opportunity to vote to accept or reject the Debtors proposed Plan of Reorganization. After a hearing on confirmation, on January 20, 2006, the Bankruptcy Court confirmed the Plan of Reorganization. The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on the Effective Date.

        Numerous pre-petition claims still await resolution in the Bankruptcy Court due to the Company's objections to either the existence of liability or the amount of the claim. The process of determining whether liability exists and liquidating the amounts is likely to continue through 2008. Additionally, certain significant matters remain to be resolved in the Bankruptcy Court. For details see Note 1, "Voluntary Reorganization Under Chapter 11," in the Combined Notes to Consolidated Financial Statements.

Air Cargo/Passenger Surcharge Investigations

        In February 2006, the European Commission (the "Commission") and the DOJ commenced an international investigation into what government officials describe as a possible price fixing conspiracy relating to certain surcharges included in tariffs for carrying air cargo. In June 2006, United received a subpoena from the DOJ requesting information related to certain passenger pricing practices and surcharges applicable to international passenger routes. We are cooperating fully. United is considered a source of information for the DOJ investigation, not a target.

        Separately, United received information requests regarding cargo pricing matters from the competition authorities in Brazil, the European Union and Australia. On December 18, 2007, the Commission issued a Statement of Objections to 26 air carriers setting out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United is cooperating with the Commission's investigation. United intends to defend itself vigorously against these charges in its formal response to the Commission and in the European Court of Justice if necessary.

        In addition to the government investigations, United and other air cargo carriers were named as defendants in over ninety class action lawsuits alleging civil damages as a result of the purported air cargo pricing conspiracy. Those lawsuits were consolidated for pretrial activities in the United States Federal Court for the Eastern District of New York. United entered into an agreement with the majority of the private plaintiffs to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs' factual investigation and United is no longer named as a defendant in the consolidated civil lawsuit. The Company is reviewing whether its receipt of a Statement of Objections from the EU Commission will impact the civil litigation.

        Multiple putative class actions have also been filed alleging violations of the antitrust laws with respect to passenger pricing practices. Those lawsuits have been consolidated or are pending consolidation for pretrial activities in the United States Federal Court for the Northern District of California ("Federal Court"). United has entered into a settlement agreement with a number of the plaintiffs in the passenger pricing cases to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs' factual investigation. The settlement agreement is subject to review and approval by the Federal Court.

        Penalties for violating competition laws can be severe, involving both criminal and civil liability. We are cooperating with the grand jury investigations while carrying out our own internal review of our pricing practices, and are not in a position to predict the potential financial impact of this litigation at this time. However, a finding that we violated either U.S. antitrust laws or the competition laws of some other jurisdiction could have a material adverse impact on our results of operations or financial condition.

Litigation Associated with September 11 Terrorism

        Families of 94 victims of the September 11 terrorist attacks filed lawsuits asserting a variety of claims against the airline industry. United and American Airlines, as the two carriers whose flights were hijacked, are the central focus of the litigation, but a variety of additional parties have been sued on a number of legal theories ranging from collective responsibility for airport screening and security systems that allegedly failed to prevent the attacks to faulty design and construction of the World Trade Center towers. In excess of 97% of the families of the deceased victims received awards from the September 11th Victims Compensation Fund of 2001, which was established by the federal government, and consequently are now barred from making further claims against the airlines. World Trade Center Properties, Inc., as lessee, has filed claims against the aviation defendants and The Port Authority of New York and New Jersey, the owner of the World Trade Center. The Port Authority has also filed cross-claims against the aviation defendants in both the wrongful death litigation and for property damage sustained in the attacks. The insurers of various tenants at the World Trade Center have filed subrogation claims for damages as well. In the aggregate, September 11th claims are estimated to be well in excess of $10 billion. By statute, these matters were consolidated in the U.S. District Court for the Southern District of New York, and airline exposure was capped at the limit of the liability coverage maintained by each carrier at the time of the attacks. In the personal injury and wrongful death matters, settlement discussions continue and the parties have reached settlement agreements for the majority of the remaining claims. The Company anticipates that any liability it may face arising from the events of September 11, 2001 could be significant, but by statute will be limited to the amount of its insurance coverage.

Environmental Proceedings

        In accordance with an order issued by the California Regional Water Quality Control Board in June 1999, United, along with most of the other tenants of SFO, has been investigating potential environmental contamination at the airport (geographically including United's SFO maintenance center) and conducting monitoring and/or remediation when needed. United's projected costs associated with this order were significantly reduced in 2006; therefore, the Company does not consider this to be a material proceeding.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

EXECUTIVE OFFICERS OF UAL AND UNITED

        The executive officers of UAL and United are listed below, along with their ages as of December 31, 2007, tenure as officer, and business background for at least the last five years.

        Jane Allen.    Age 56. Ms. Allen has been Senior Vice President—Human Resources of United (air transportation) since May 2006. From June 2003 to May 2006, Ms. Allen served as Senior Vice President of Onboard Services for United. Before joining United, Ms. Allen served as the head of American Airlines' Flight Services (air transportation) from 1997 to 2003.

        Graham W. Atkinson.    Age 56. Mr. Atkinson has been Executive Vice President—Chief Customer Officer for UAL and United since September 2006. From January 2004 to September 2006, Mr. Atkinson served as Senior Vice President—Worldwide Sales and Alliances for United. From June 2001 to January 2004, Mr. Atkinson served as Senior Vice President—International for United.

        Frederic F. Brace.    Age 50. Mr. Brace has been Executive Vice President and Chief Financial Officer of UAL and United since August 2002. From September 2001 to August 2002, Mr. Brace served as UAL and United's Senior Vice President and Chief Financial Officer.

        Sara A. Fields.    Age 64. Ms. Fields has been Senior Vice President—Office of the Chairman of United since May 2006. From December 2002 to May 2006, Ms. Fields served as Senior Vice President—People of United. From January to December 2002, Ms. Fields served as United's Senior Vice President—People Services and Engagement. From July 1994—July 2002, Ms. Fields previously served as Senior Vice President—Onboard Service of United.

        Paul R. Lovejoy.    Age 53. Mr. Lovejoy has been Senior Vice President, General Counsel and Secretary of UAL and United since June 2003. From September 1999 to June 2003, Mr. Lovejoy was a partner with Weil, Gotshal & Manges LLP (law firm).

        Peter D. McDonald.    Age 56. Mr. McDonald has been Executive Vice President and Chief Operating Officer of UAL and United since May 2004. From September 2002 to May 2004, Mr. McDonald served as Executive Vice President—Operations of UAL and United. From January to September 2002, Mr. McDonald served as United's Senior Vice President—Airport Operations.

        Rosemary Moore.    Age 57. Ms. Moore has been the Senior Vice President—Corporate and Government Affairs of United since December 2002. From November to December 2002, Ms. Moore was the Senior Vice President—Corporate Affairs of United. From October 2001 to October 2002, Ms. Moore was the Vice President—Public and Government Affairs of ChevronTexaco Corporation (global energy).

        John P. Tague.    Age 45. Mr. Tague has been Executive Vice President—Chief Revenue Officer of UAL and United since April 2006. From May 2004 to April 2006, he served as Executive Vice President—Marketing, Sales and Revenue of UAL and United. From May 2003 to May 2004, Mr. Tague was Executive Vice President—Customer of UAL and United. From 1997 to August 2002, Mr. Tague was the President and Chief Executive Officer of ATA Holdings Corp. (air transportation).

        Glenn F. Tilton.    Age 59. Mr. Tilton has been Chairman, President and Chief Executive Officer of UAL and United since September 2002. From October 2001 to August 2002, Mr. Tilton served as Vice Chairman of ChevronTexaco Corporation (global energy).

        There are no family relationships among the executive officers or the directors of the Company. The executive officers are elected by the Board of Directors of UAL or United each year, and hold office until the organization meeting of the respective Board of Directors in the next subsequent year and until his or her successor is chosen or until his or her earlier death, resignation or removal.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Pursuant to the Plan of Reorganization, UAL issued or reserved for issuance up to 125,000,000 shares of common stock (the "New UAL Common Stock") comprised of: (a) 115,000,000 shares to be distributed to unsecured creditors and employees in accordance with the terms of the Plan of Reorganization; and (b) up to 10,000,000 shares and options (or other rights to acquire shares) pursuant to UAL's share-based management and director compensation plans. On February 1, 2006, the Predecessor UAL Common Stock ceased trading and was canceled pursuant to the terms of the Plan of Reorganization and UAL has no continuing obligations for this stock. Beginning February 2, 2006, the New UAL Common Stock has traded on a NASDAQ market under the symbol UAUA.

        The following table sets forth the ranges of high and low sales prices per share of the New UAL Common Stock during the last two completed fiscal years.

	2007		2006
	High	Low	High	Low
1st quarter(a)	$51.57	$36.64	$43.00	$29.51
2nd quarter	44.32	31.62	40.05	26.02
3rd quarter	50.00	35.90	32.17	21.90
4th quarter	51.60	33.48	46.54	26.77

    (a)
    During January 2006, the Predecessor UAL Common Stock traded on the over-the-counter market under the symbol UALAQ.OB between a range of $0.02 and $1.18.

        There is no trading market for the common stock of United. UAL and United did not pay any dividends during 2006 or 2007. In December 2007, UAL's Board of Directors approved a special distribution of $2.15 per common share, or approximately $257 million, which was paid on January 23, 2008 to holders of record of New UAL Common Stock as of January 9, 2008. As discussed in Note 22, "Distribution Payable" in Combined Notes to Consolidated Financial Statements, the tax treatment of the special distribution will not be determined until January 2009. Under the provisions of the Amended Credit Facility the Company's ability to pay distributions on or repurchase New UAL Common Stock is restricted. However, the December 2007 prepayment of $500 million and further amendment of the Amended Credit Facility allows the Company to undertake an additional $243 million in shareholder initiatives without any additional prepayment, provided that all covenants within the agreement are met. In addition, the amendment provides that the Company can carry out further shareholder initiatives in an amount equal to future term loan prepayments, provided the facility covenants are met. See Note 12, "Debt Obligations," in the Combined Notes to Consolidated Financial Statements for more information related to dividend restrictions under the Amended Credit Facility. Any future determination regarding dividend or distribution payments will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law.

        Based on reports by the Company's transfer agent for the New UAL Common Stock, there were approximately 1,890 record holders of its New UAL Common Stock as of February 22, 2008.

        The following graph shows the cumulative total shareholder return for the New UAL Common Stock during the period from February 2, 2006 to December 31, 2007. Five year historical data is not presented as a result of the significant period UAL was in bankruptcy and since the financial results of the Successor UAL are not comparable with the results of the Predecessor UAL, as discussed in Item 6, Selected Financial Data. The graph also shows the cumulative returns of the S&P 500 Index and the AMEX Airline Index ("AAI") of fourteen investor-owned airlines. The comparison assumes $100 was invested on February 2, 2006 (the date UAUA began trading on NASDAQ) in New UAL Common Stock and in each of the indices shown and assumes that all dividends paid were reinvested.

PERFORMANCE CHART

Note:    The stock price performance shown in the graph above should not be considered indicative of potential future stock price performance.

        New UAL Common Stock repurchases in the fourth quarter of fiscal year 2007 were as follows:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
10/01/07-10/31/07	892	$47.79	—	(b	)
11/01/07-11/30/07	—	—	—	—
12/01/07-12/31/07	—	—	—	—

Total	892	$47.79	—	(b	)

(a)
Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.

(b)
Withholding of shares to satisfy tax obligations due upon the vesting of restricted stock in accordance with the Company's share-based compensation plan. The plan does not specify a maximum number of shares that may be repurchased.

ITEM 6.    SELECTED FINANCIAL DATA.

        In connection with its emergence from Chapter 11 bankruptcy protection, the Company adopted fresh-start reporting in accordance with SOP 90-7 and in conformity with accounting principles generally accepted in the United States of America ("GAAP"). As a result of the adoption of fresh-start reporting, the financial statements prior to February 1, 2006 are not comparable with the financial statements after February 1, 2006. References to "Successor Company" refer to UAL and United on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to "Predecessor Company" refer to UAL and United prior to February 1, 2006.

	Successor				Predecessor
			Period from February 1 to December 31, 2006		Period from January 1 to January 31, 2006		Year Ended December 31,
	Year Ended December 31, 2007
(In millions, except rates)							2005		2004		2003
Income Statement Data:
UAL
Operating revenues	$20,143		$17,882		$1,458		$17,379		$16,391		$14,928
Operating expenses	19,106		17,383		1,510		17,598		17,245		16,288
Fuel expenses—Mainline	5,003		4,462		362		4,032		2,943		2,072
Reorganization (income) expense	—		—		(22,934)		20,601		611		1,173
Net income (loss)(a)	403		25		22,851		(21,176)		(1,721)		(2,808)
Basic earnings (loss) per share	3.34		0.14		196.61		(182.29)		(15.25)		(27.36)
Diluted earnings (loss) per share	2.79		0.14		196.61		(182.29)		(15.25)		(27.36)
Cash distribution declared per common share(b)	2.15		—		—		—		—		—
United
Operating revenues	$20,131		$17,880		$1,454		$17,304		$16,413		$14,933
Operating expenses	19,099		17,369		1,506		17,529		17,217		16,246
Fuel expenses—Mainline	5,003		4,462		362		4,032		2,943		2,072
Reorganization (income) expense	—		—		(22,709)		20,432		611		1,174
Net income (loss)(a)	402		32		22,626		(21,036)		(1,679)		(2,777)
Balance Sheet Data at period-end:
UAL
Total assets	$24,220		$25,369		$19,555		$19,342		$20,705		$21,979
Long-term debt and capital lease obligations, including current portion	8,449		10,600		1,432		1,433		1,204		852
Liabilities subject to compromise	—		—		36,336		35,016		16,035		13,964
United
Total assets	$24,236		$25,581		$19,595		$19,396		$20,719		$21,959
Long-term debt and capital lease obligations, including current portion	8,446		10,596		1,432		1,433		1,204		852
Liabilities subject to compromise	—		—		36,379		35,060		16,161		14,090
Mainline Operating Statistics(c):
UAL and United
Revenue passengers	68		69		(c	)	67		71		66
RPMs	117,399		117,470		(c	)	114,272		115,198		104,464
ASMs	141,890		143,095		(c	)	140,300		145,361		136,630
Passenger load factor	82.7%		82.1%		(c	)	81.4%		79.2%		76.5%
Yield(d)	12.99	¢	12.19	¢	(c	)	11.25	¢	10.83	¢	10.79	¢
Passenger revenue per ASM ("PRASM")(e)	10.78	¢	10.04	¢	(c	)	9.20	¢	8.63	¢	8.32	¢
Operating revenue per ASM ("RASM")(f)	12.03	¢	11.49	¢	(c	)	10.66	¢	9.95	¢	9.81	¢
Operating expense per ASM ("CASM")(g)	11.39	¢	11.23	¢	(c	)	10.59	¢	10.20	¢	10.52	¢
Fuel gallons consumed	2,292		2,290		(c	)	2,250		2,349		2,202
Average price per gallon of jet fuel, including tax and hedge impact	218.3	¢	210.7	¢	(c	)	179.2	¢	125.3	¢	94.1	¢

(a)
Net income (loss) was significantly impacted in the Predecessor periods due to the reorganization items related to the bankruptcy restructuring.

(b)
Paid in January 2008.

(c)
Mainline operations exclude the operations of independent regional carriers operating as United Express. Statistics included in the 2006 Successor period were calculated using the combined results of the Successor period from February 1 to December 31, 2006 and the Predecessor January 2006 period.

(d)
Yield is Mainline passenger revenue excluding industry and employee discounted fares per RPM.

(e)
PRASM is Mainline passenger revenue per ASM.

(f)
RASM is operating revenues excluding United Express passenger revenue per ASM.

(g)
CASM is operating expenses excluding United Express operating expenses per ASM.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        As discussed further in Item 1, Business, the Company derives virtually all of its revenues from airline related activities. The most significant source of airline revenues is passenger revenues; however, Mileage Plus, United Cargo, and United Services are also significant sources of operating revenues. The airline industry is highly competitive, and is characterized by intense price competition. Fare discounting by United's competitors has historically had a negative effect on the Company's financial results because United has generally been required to match competitors' fares to maintain passenger traffic. Future competitive fare adjustments may negatively impact the Company's future financial results. The Company's most significant operating expense is jet fuel. Jet fuel prices are extremely volatile and are largely uncontrollable by the Company. UAL 's historical and future earnings have been and will continue to be significantly impacted by jet fuel prices. The impact of recent jet fuel price increases is discussed below.

        Bankruptcy Matters.    On December 9, 2002, UAL, United and 26 direct and indirect wholly-owned subsidiaries filed voluntary petitions to reorganize its business under Chapter 11 of the Bankruptcy Code. The Company emerged from bankruptcy on February 1, 2006, under a Plan of Reorganization that was approved by the Bankruptcy Court. In connection with its emergence from Chapter 11 bankruptcy protection, the Company adopted fresh-start reporting, which resulted in significant changes in post-emergence financial statements, as compared to the Company's historical financial statements. See the "Financial Results" section below for further discussion. See Note 1, "Voluntary Reorganization Under Chapter 11," in the Combined Notes to Consolidated Financial Statements for further information regarding bankruptcy matters.

        Recent Developments.    The Company believes its restructuring has made the Company competitive with other U.S. carriers. The Company's financial performance has continued to improve despite significant increases in fuel prices, as noted below. Average Mainline price per gallon has increased 22% from 2005 to 2007, which has negatively impacted the Company's unit costs and operating margins. However, between 2005 and 2007 the Company has been able to mitigate the negative impact of rising fuel costs through its restructuring accomplishments, improved revenues and other means, which have all contributed to UAL operating income of $1.0 billion in 2007, as compared to operating income (losses) of $447 million and $(219) million in 2006 and 2005, respectively. In addition, the Company's operating cash flow improved significantly to $2.1 billion, or 37%, in 2007 as compared to 2006.

        United seeks to continuously improve the delivery of its products and services to its customers, reduce unit costs, and increase unit revenues. Some of the Company's more significant recent developments include the following:

  •
  In 2007, UAL 's management and its Board of Directors completed a strategic planning session to discuss the future of United. The Company has developed a five-year plan, the ambition of which is to position United as the airline of choice for premium customers, employees and investors, while maintaining our fundamental commitment to safety and balancing the needs of all of our stakeholders. The Company's main focus continues to be strengthening our core business, and the plan includes a detailed roadmap of more than 250 initiatives and significant capital investment over the next five years. These investments are targeted to support improvements for customers and employees, and drive revenue growth and efficiency improvements. In addition to strengthening the performance of the airline, our plan also contemplates unlocking the value of business units such as United Services and Mileage Plus. Our goal is to generate returns to stockholders that are competitive with the U.S. industry in general.

  •
  The Company is currently evaluating strategic alternatives to maximize the value of its MRO business. During 2007, the Company met with various third parties and permitted such third parties to conduct due diligence with respect to a potential transaction involving the Company's MRO business (excluding the Company's line maintenance activities). The Company has received proposals and is in the process of evaluating these proposals. As discussed in Item 1A, Risk Factors, there can be no assurance any such transaction will occur, nor can there be any assurances with respect to the form or timing of any such transaction.

  •
  The Company is currently evaluating strategic alternatives to maximize the value of its Mileage Plus business. In early 2008, the Company began the process of preparing Mileage Plus/ULS financial reports and analysis as part of our evaluation process that could eventually result in a possible disposition of part or all of a company that owns and operates the Mileage Plus program. As discussed in Item 1A, Risk Factors, there can be no assurance that any such transaction will occur.

  •
  Effective May 5, 2008, United will charge certain customers a $25 service fee to check a second bag. Customers that have a certain status in Mileage Plus or Star Alliance will not be charged to check a second bag. United estimates that this and other changes to its baggage policy will generate more than $100 million annually in cost savings and new revenue.

  •
  The Company's employees earned approximately $170 million in cash payments related to 2007 business performance, comprised of approximately $110 million in profit sharing, $40 million in success sharing awards and $20 million as part of the special distribution to UAL common stockholders. The majority of these payments will be made in the first four months of 2008.

  •
  The Company has announced a $200 million cost reduction program for fiscal year 2008 following successful completion of its $400 million cost reduction program in 2007.

  •
  In 2007, United entered into an agreement to sell its interest in Aeronautical Radio, Inc. ("ARINC"), to Radio Acquisition Corp., an affiliate of The Carlyle Group. ARINC is a provider of transportation communications and systems engineering. The transaction closed on October 25, 2007 and generated proceeds of $128 million and a pre-tax net gain of $41 million.

  •
  In November 2007, the Company showcased the first of 97 international aircraft to be refitted with new first and business class premium seats, entertainment systems and other product enhancements with an inaugural flight from Washington Dulles to Frankfurt. With this flight, United earned the distinction of becoming the first U.S. carrier to offer 180-degree, lie-flat beds in business class on overseas flights. Upgrading of all 97 international aircraft is expected to be completed between late 2007 and early 2010.

  •
  During 2007, the U.S. government and the European Union ("EU") signed a transatlantic aviation agreement to replace the existing bilateral arrangements between the U.S. Government and the 27 EU member states. The agreement will become effective at the end of March 2008. The future effects of this agreement on UAL cannot be predicted with certainty due to the variety of provisions affecting the competitive position of United and other U.S. and EU carriers subject to its terms; however, we have already taken actions to capitalize on opportunities under the new agreement. In September 2007, the DOT granted authority to effectuate antitrust immunity between United and bmi, and to include bmi in the multilateral group of Star Alliance carriers that had already been granted antitrust immunity by the DOT. This immunity goes into effect at the same time as the Open Skies treaty between the U.S. and the EU in March 2008.

        The Company strengthened its balance sheet by reducing on- and off-balance sheet debt by $2.3 billion during 2007. These significant debt reductions and refinancings, which are expected to reduce annual net financing costs by approximately $120 million, included:

  •
  In the second quarter of 2007, United completed the issuance of $694 million of Enhanced Equipment Trust Certificates ("EETC") secured debt financing that included thirteen aircraft, three of which were previously unencumbered. In the third quarter of 2007, in order to refinance certain aircraft at a lower cost United purchased three 747-400 aircraft that had previously been financed by United through operating leases. The lease agreements were simultaneously terminated upon the closing of the acquisition. The Company purchased these aircraft at a total price in excess of $150 million, largely with the proceeds of the EETC transaction executed by the Company in the second quarter of 2007. These two transactions combined did not change the total number of encumbered aircraft.

  •
  In June 2007, the original $261 million principal amount of City and County of Denver, Colorado Special Facilities Airport Revenue Bonds Series 1992A was refinanced with $270 million in new Series 2007A bonds.

  •
  In February 2007, United prepaid $972 million of its February 2006 $3.0 billion credit facility and amended certain terms of this facility creating a new $2.055 billion credit facility (the "Amended Credit Facility"). In December 2007, United prepaid $500 million of the term loan under the Amended Credit Facility. A December 2007 amendment of the Amended Credit Facility allows certain amounts of shareholder initiatives. In addition, in December 2007 UAL's Board of Directors approved a special distribution of $2.15 per common share, or approximately $257 million, that was paid on January 23, 2008.

        The Company improved its passenger and cargo route network throughout 2007 and has announced new services to begin in 2008, including:

  •
  United commenced non-stop daily service between Washington Dulles and Beijing, China in March 2007.

  •
  United commenced daily, non-stop service between LAX and Hong Kong and between Washington Dulles and Rio de Janeiro in October 2007.

  •
  United increased its thrice-weekly Washington Dulles-Kuwait service to daily frequency in December 2007 and a code-sharing agreement with Qatar Airways was also consummated.

  •
  United commenced new daily service between LAX and Frankfurt, Germany in December 2007.

  •
  The Company has announced new daily service from Denver to London Heathrow commencing in March 2008.

  •
  The Company received DOT approval to become the first U.S. carrier to operate daily non-stop service from SFO to Guangzhou, China. This new service will commence in June 2008.

        Financial Results.    UAL and United adopted fresh-start reporting in accordance SOP 90-7 upon emerging from bankruptcy. Thus, the consolidated financial statements before February 1, 2006 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting, which incorporates fair value and other adjustments recorded from the application of SOP 90-7. Therefore, financial statements for the post-emergence periods are not comparable to the pre-emergence period financial statements. References to "Successor Company" refer to UAL and/or United on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to "Predecessor Company" refer to UAL and/or United before their exit from bankruptcy on February 1, 2006.

        For purposes of providing management's year-over-year discussions of the results of operations, management has compared the Successor Company results for the year ended December 31, 2007 to the combined 2006 annual results, consisting of the Successor Company's results for the eleven months ended December 31, 2006 and the Predecessor Company's January 2006 results, and to the Predecessor Company's annual 2005 results. The presentation of results for the combined twelve month period of 2006 are non-GAAP measures. However, management believes that these year-over-year comparisons of the results of operations provide management and investors a useful basis of comparison to the full years of 2007 and 2005. The discussion of financial results below includes a discussion of certain bankruptcy related matters that the Company has classified as special items in its Statements of Consolidated Operations. These items have been classified as special because they are directly related to the resolution of bankruptcy administrative claims and are not indicative of the Company's ongoing financial performance.

        The air travel business is subject to seasonal fluctuations and historically, the Company's results of operations are better in the second and third quarters as compared to the first and fourth quarters of each year, since our first and fourth quarter results normally reflect weaker travel demand. The Company's results of operations can be impacted by adverse weather, air traffic control delays and other factors in any period.

        The table below presents certain financial statement items to provide an overview of UAL 's and United's financial performance for the three years ended December 31, 2007.

	Successor	Combined	Successor	Predecessor	Predecessor
(In millions)	Year Ended December 31, 2007	Twelve Months Ended December 31, 2006(a)	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	Year Ended December 31, 2005
Earnings (loss) before reorganization items, income taxes and equity earnings in affiliates	$695	$(45)	$43	$(88)	$(579)
Reorganization items, net	—	22,934	—	22,934	(20,601)
Income taxes	(297)	(21)	(21)	—	—
Equity in earnings of affiliates	5	8	3	5	4

UAL net income (loss)	$403	$22,876	$25	$22,851	$(21,176)

United net income (loss)	$402	$22,658	$32	$22,626	$(21,036)

(a)
The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

UAL

        UAL 's 2007 income before reorganization items, income taxes and equity in earnings of affiliates improved by $740 million and $1.3 billion as compared to 2006 and 2005, respectively. The following items highlight some of the more significant variances in the 2007 period as compared to 2006 and 2005. For a more detailed discussion of these items and additional factors impacting our financial performance see Results of Operations, below.

  •
  The Company increased its annual mainline passenger unit revenue ("PRASM") by 7% between 2007 and 2006, and by 9% between 2006 and 2005, through continued capacity discipline and revenue execution. Including special items, 2007 passenger revenues increased by $1.1 billion and $3.0 billion as compared to 2006 and 2005, respectively. In 2007, the change in the Mileage Plus expiration period had a significant impact on passenger revenues, as discussed below.

  •
  United Express contributed $122 million to operating income in 2007, as compared to $77 million in 2006 and $317 million of operating losses in 2005. This improvement is due to an improved regional operations cost structure resulting from the bankruptcy reorganization, network optimization similar to that achieved for the mainline operation, and the replacement of some 50-seat regional jets with larger regional jets that are equipped with explus and offer both first class and Economy Plus service, among other factors.

  •
  Mainline fuel costs have significantly increased since 2005, increasing by $179 million from 2006 to 2007, in addition to the $792 million increase from 2005 to 2006. These increases are primarily due to significant increases in market prices for jet fuel. The Company's average cost per gallon for jet fuel, including taxes and hedge impacts, increased from approximately $1.79 in 2005 to $2.11 in 2006 and $2.18 in 2007. Similar increases were experienced in United Express' average cost per gallon of jet fuel, which is classified as Regional affiliates expense in the Statements of Consolidated Operations.

  •
  In 2007 and 2006, the Company recorded approximately $119 million and $9 million, respectively, of employee profit sharing, including related employee taxes, based on annual pre-tax earnings. The rate of profit sharing was increased from 7.5% to 15% between periods, and pre-tax income was significantly higher in 2007. A $110 million decrease in share-based compensation expense offset the increase in the Company's profit sharing plan expense.

  •
  Aircraft maintenance materials and outside repairs expense increased $157 million, or 16%, in 2007 as compared to 2006, and by $128 million, or 15%, in 2006 as compared to 2005. As further discussed in the "Results of Operations" section below, these increases are due to several factors, including higher volumes of heavy maintenance visits, increased rates under certain long-term maintenance contracts and a higher cost of parts.

  •
  Interest expense decreased $109 million in 2007 as compared to 2006 primarily due to $2.2 billion of decreased balance sheet debt outstanding and a credit facility amendment in February 2007 that significantly lowered our interest rate under the credit facility. Interest expense increased $288 million in 2006 as compared to 2005 primarily due to increased debt outstanding of approximately $1.4 billion as a result of the Company's new capital structure resulting from its emergence from bankruptcy on February 1, 2006.

  •
  In 2007 and 2006, UAL recognized income tax expense of $297 million and $21 million, respectively. Income taxes were not recorded in the 2005 period.

        The following items describe the significant and largely non-cash fresh-start reporting impacts effective February 1, 2006 that affect the comparison of 2006 to 2005.

  •
  As part of fresh-start reporting the Company changed its accounting for Mileage Plus from the incremental cost model to the deferred revenue model. This change in accounting negatively impacted the Company's operating revenues by approximately $158 million in 2006 as compared to 2005. The negative revenue impact was partially offset by a reduction in operating expense of approximately $27 million which the Company estimates would have been recorded if the incremental cost method had been continued. Mileage Plus accounting is discussed further in "Critical Accounting Policies," below.

  •
  The Company recorded non-cash share-based compensation expense of $159 million in 2006 in association with its share-based compensation plans. This expense was not recognized in 2005, because prior to 2006 the Company accounted for its share-based compensation plans under the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

  •
  The Company recognized non-cash depreciation and amortization charges of $74 million on assets that were recorded at fair value as part of fresh-start reporting, including definite-lived intangible assets that were recognized under fresh-start accounting. UAL did not recognize similar asset values or related amortization expense in the preceding annual periods.

  •
  The adjustment of the Company's postretirement plan liabilities to fair value at fresh-start resulted in the elimination of unrecognized prior service credits and actuarial losses for its non-pension postretirement plan. The elimination of these unrecognized items negatively impacted the Company's 2006 expenses by approximately $51 million.

  •
  Aircraft rent was negatively impacted by approximately $101 million. This included an unfavorable impact of $66 million related to deferred gains on pre-emergence sale-leaseback transactions that were eliminated as part of fresh-start reporting. Before fresh-start reporting, these deferred gains were being amortized into earnings over the lease terms as a reduction of the related aircraft rent expense. Also due to the restructuring of aircraft financings in bankruptcy, the Company's operating leases were at average rates below market value; therefore, a deferred charge was recorded to adjust these leases to fair value. Amortization of this deferred charge resulted in additional rent expense of approximately $35 million in 2006.

  •
  The Company recognized additional non-cash interest expense of approximately $51 million for the amortization of debt and capital lease obligation discounts that were recorded upon its emergence from bankruptcy to adjust its debt and capital lease obligations to fair value.

  •
  The January 2006 reorganization income of approximately $22.9 billion and $22.7 billion for UAL and United, respectively, primarily relates to the discharge of liabilities and other fresh-start adjustments recorded in connection with the Company's emergence from bankruptcy. In 2005, reorganization charges of approximately $20.6 billion and $20.4 billion for UAL and United, respectively, were primarily for pension, employee-related, and aircraft claim charges of $8.9 billion, $6.5 billion and $3.0 billion, respectively. For additional information, see Note 1, "Voluntary Reorganization Under Chapter 11—Financial Statement Presentation," in the Combined Notes to Consolidated Financial Statements.

  •
  At the Company's emergence from bankruptcy, there were certain unresolved matters which are considered to be preconfirmation contingencies. The Company initially recorded on the Effective Date an obligation for its best estimate of the amounts it expected to pay to resolve these matters. Adjustments to these initial estimates are recorded in current results of operations. See Note 1, "Voluntary Reorganization Under Chapter 11—Claims Resolution Process," in the Combined Notes to Consolidated Financial Statements for additional information related to these adjustments.

United

        From 2006 to 2007, the improvement in United's results was largely consistent with that of UAL with United's 2007 net income improving to $402 million as compared to UAL 's 2007 net income of $403 million. The primary difference between United's and UAL 's net income for the combined twelve months of 2006 was a $225 million variance in reorganization income that was primarily due to $239 million of additional UAL income from the discharge of certain bankruptcy claims and liabilities that existed at UAL, but not at United. In 2005, UAL 's net loss was approximately $140 million greater than United's loss due to a $131 million larger bankruptcy-related impairment charge on lease certificates.

        Liquidity.    As of December 31, 2007, UAL had total cash, including restricted cash and short-term investments, of $4.3 billion. The Company's strong cash position resulted from its recapitalization upon emergence from bankruptcy, together with strong operating cash flows of $2.1 billion in 2007, as compared to $1.6 billion in 2006 and $1.1 billion in 2005. UAL used cash of approximately $257 million to pay a $2.15 per common share special distribution in January 2008.

        In addition, the Company reduced its balance sheet debt during 2007 by approximately $2.2 billion. Most of the debt reduction related to the Company's credit facility, which was reduced by $1.5 billion in 2007. The Company amended its credit facility twice during 2007 and prepaid debt following its February 2007 and December 2007 amendments. Total debt consisting of on-balance sheet debt, the Denver municipal bonds, estimated off-balance sheet debt related to operating leases and open market debt repurchases decreased by $2.3 billion.

        The Company has significant noncancelable contractual cash payment obligations associated with debt and aircraft and facility leases, among others. In addition, the Company has aircraft purchase commitments; however, the commitments are generally cancelable. However, the cancellations could result in forfeiture of the Company's deposits. See the "Liquidity and Capital Resources" section, below, for further information related to the credit facility amendments and the Company's contractual obligations.

        Contingencies.    During the course of its Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved most pending claims against the Debtors. The following discussion provides a summary of the material matters yet to be resolved in the Bankruptcy Court, as well as other contingencies. For further information on these matters, see Note 1, "Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases" and Note 15, "Commitments, Contingent Liabilities and Uncertainties," in the Combined Notes to Consolidated Financial Statements.

        Municipal Bond Obligation & Off-Balance Sheet Financing.    We are a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds issued by various local municipalities to build or improve airport and maintenance facilities. United had been advised during its restructuring that these municipal bonds may have been unsecured (or in certain instances, partially secured) pre-petition debt. In 2006, certain of United's municipal bond obligations relating to LAX and SFO were conclusively adjudicated through the Bankruptcy Court as financings and not true leases; however, there remains pending litigation to determine the value of the security interests, if any, that the bondholders at LAX and SFO have in our underlying leaseholds.

        United has guaranteed $270 million of the City and County of Denver, Colorado Special Facilities Airport Revenue Bonds (United Air Lines Project) Series 2007A (the "Denver Bonds"). This guarantee replaces our prior guarantee of $261 million of bonds issued by the City and County of Denver, Colorado in 1992. These bonds are callable by United. The outstanding bonds and related guarantee are not recorded in the Company's Statements of Consolidated Financial Position. However, the related lease agreement is accounted for on a straight-line basis resulting in a ratable accrual of the final $270 million payment over the lease term.

        Legal and Environmental.    The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of the litigation and claims will not materially affect the Company's consolidated financial position or results of operations. When appropriate, the Company accrues for these matters based on its assessments of the likely outcomes of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

        The Company anticipates that if ultimately found liable, its damages from claims arising from the events of September 11, 2001, could be significant; however, the Company believes that, under the Air Transportation Safety and System Stabilization Act of 2001, its liability will be limited to its insurance coverage.

        The Company is also currently analyzing whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the European Commission (the "Commission") issued to 26 carriers on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United received a copy of the Statement of Objections and is currently evaluating the Commission's evidence related to the Company and its personnel. United is cooperating with the Commission's investigation. United intends to defend itself vigorously against these charges in its formal response to the Commission and in the European Court of Justice if necessary. The Company's evaluation of this matter is still in the early stages, and based upon the information currently available no reserve for potential liability has been recorded as of December 31, 2007. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.

        Many aspects of United's operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, state governments within the U.S., foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation industry are uncertain at this time, but the impact to the Company and its industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

Results of Operations

        As described in the "Overview" section above, presentation of the combined twelve month period of 2006 is a non-GAAP measure; however, management believes it is useful for comparison with the full years of 2007 and 2005. United's operating revenues and operating expenses comprise nearly 100% of UAL 's revenues and operating expenses. Therefore, the following qualitative discussion is applicable to both UAL and United, unless otherwise noted. Any significant differences between UAL and United results are separately disclosed and explained.

        UAL 's earnings from operations of $1.0 billion in 2007 improved by $590 million as compared to earnings from operations of $447 million in 2006. The significant increase in operating earnings was due to increased revenues, cost control and special items as discussed below. UAL 's net income was $403 million in 2007 as compared to $22.9 billion in 2006. The most significant variance is reorganization income of $22.9 billion that was recorded in the 2006 period. Lower interest expense due to debt reductions and refinancings and a gain on the sale of an investment, as discussed below, also benefited 2007 net income as compared to 2006.

        United's improvement in earnings from operations of $573 million was consistent with UAL 's results. United's net income was $402 million in 2007 as compared to net income of $22.7 billion in 2006, with the difference in net income primarily due to reorganization income that was recorded in the 2006 period. See Note 1, "Voluntary Reorganization Under Chapter 11—Financial Statement Presentation" in Combined Notes to Consolidated Financial Statements for further information on reorganization items.

Operating Revenues.

2007 compared to 2006

        The table below illustrates the year-over-year percentage changes in UAL and United operating revenues. The primary difference between UAL and United revenues is due to other revenues at UAL, which are generated from minor direct subsidiaries of UAL.

	Successor	Combined	Successor	Predecessor
(Dollars in millions)	Year Ended December 31, 2007	Period Ended December 31, 2006(a)	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	$ Change	% Change
Operating revenues:
Passenger—United Airlines	$15,254	$14,367	$13,293	$1,074	$887	6
Passenger—Regional Affiliates	3,063	2,901	2,697	204	162	6
Cargo	770	750	694	56	20	3
Special operating items	45	—	—	—	45	—
Other operating revenues	1,011	1,322	1,198	124	(311)	(24)

UAL total	$20,143	$19,340	$17,882	$1,458	$803	4

United total	$20,131	$19,334	$17,880	$1,454	$797	4

(a)
The combined 2006 period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

        The table below presents selected UAL and United passenger revenues and operating data from our Mainline segment, broken out by geographic region, and from our United Express segment, expressed as year-over-year changes. Passenger revenues presented below include the effects of the $45 million special revenue items on Mainline ($37 million) and United Express ($8 million) revenue, which resulted directly from the Company's ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies.

2007	North America		Pacific		Atlantic		Latin		Mainline		United Express		Consolidated
Increase (decrease) from 2006(a):
Passenger revenues (in millions)	$121		$374		$423		$6		$924		$170		$1,094
Passenger revenues	1%		13%		22%		1%		6%		6%		6%
ASMs	(3)%		3%		7%		(10)%		(1)%		4%		—%
RPMs	(1)%		1%		8%		(11)%		—%		3%		—%
Load factor (points)	1.5	pts	(1.5	) pts	0.6	pts	(0.7	) pts	0.6	pts	(0.3	) pts	0.5	pts
Yield(b)	3%		12%		14%		14%		7%		3%		6%

(a)
Variances are from the combined 2006 period that includes the results for the one month period ended January 31, 2006 (Predecessor) and the eleven month period ended December 31, 2006 (Successor).

(b)
Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs. Yields for geographic regions exclude charter revenue and RPMs.

        Including the special revenue items, Mainline and United Express passenger revenues increased by $924 million and $170 million, respectively, in 2007 as compared to 2006. In 2007, Mainline revenues benefited from a 0.6 point increase in load factor and a 7% increase in yield as compared to 2006. In the same periods, United Express load factor was relatively flat while yield and traffic both increased

3% resulting in the 6% increase in revenue. Overall, passenger revenues increased due to a better revenue environment for the industry which was partly due to industry-wide capacity constraint. The Company's shift of some capacity and traffic from domestic to higher yielding international flights also benefited revenues in 2007. In addition, the change in the Mileage Plus expiration period policy also contributed to the increase in revenues in 2007. Mileage Plus revenue, included in passenger revenues, was approximately $169 million higher in 2007. This impact was largely due to a change in the Mileage Plus expiration period policy from 36 months to 18 months, as discussed in Critical Accounting Policies, below. Mileage Plus customer accounts are deactivated after 18 months of inactivity, effective December 31, 2007. Severe winter storms in December 2007 at the Chicago and Denver hubs resulted in the cancellation of approximately 6,400 United and United Express flights at these locations and had the estimated impact of reducing revenue by $25 million and reducing total expenses by $2 million. Similarly in December 2006, the Chicago and Denver hubs canceled approximately 3,900 United and United Express flights with an estimated impact of reducing revenue and total expenses by $40 million and $11 million, respectively.

        Cargo revenues increased by $20 million, or 3%, in the year ended December 31, 2007 as compared to the same period in 2006. Freight revenue increased due to both higher yields and higher volume. This increase was partially offset by a reduction in mail revenue due to lower 2007 volume as a result of the termination of the U.S. Postal Service ("USPS") contract on June 30, 2006. United signed a new USPS contract effective April, 2007.

        UAL other operating revenues decreased by $311 million, or 24%, in the year ended December 31, 2007 as compared to the same period in 2006. Lower jet fuel sales to third parties by our subsidiary, United Aviation Fuels Corporation ("UAFC") accounted for $307 million of the other revenue decrease. This decrease in jet fuel sales was due to several factors, including decreased UAFC sales to our regional affiliates, our decision not to renew various low margin supply agreements to other carriers, and decreased sales of excess inventory. This decrease had no material impact on the Company's operating margin, because UAFC cost of sales decreased by $306 million in the year ended December 31, 2007 as compared to the prior year.

2006 compared to 2005

        The following table illustrates the year-over-year dollar and percentage changes in major categories of UAL 's and United's operating revenues.

	Predecessor	Successor	Combined	Predecessor
(Dollars in millions)	Period from January 1 to January 31, 2006	Period from February 1 to December 31, 2006	Period Ended December 31, 2006(a)	Year Ended December 31, 2005	$ Change	% Change
Operating revenues:
Passenger—United Airlines	$1,074	$13,293	$14,367	$12,914	$1,453	11
Passenger—Regional Affiliates	204	2,697	2,901	2,429	472	19
Cargo	56	694	750	729	21	3
Other operating revenues	124	1,198	1,322	1,307	15	1

UAL total	$1,458	$17,882	$19,340	$17,379	$1,961	11

United total	$1,454	$17,880	$19,334	$17,304	$2,030	12

(a)
The combined 2006 period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

        Strong demand, industry capacity restraint, yield improvements, United's resource optimization initiatives, and ongoing airline network optimization all contributed to a $2.0 billion increase in total operating revenue to $19.3 billion in 2006. The 11% mainline passenger revenue increase was due to both increased traffic and higher average ticket prices; United reported a 3% increase in mainline traffic on a 2% increase in capacity and an 8% increase in yield. Severe winter storms in December 2006 at the Chicago and Denver hubs, which resulted in the cancellation of approximately 3,900 United and United Express flights at these locations, had the estimated impact of reducing revenue by $40 million and reducing total expenses by $11 million. As discussed in "Critical Accounting Policies," below, the Company changed the accounting for its frequent flyer obligation to a deferred revenue model upon its emergence from bankruptcy which negatively impacted revenues by $158 million. This resulted in increased deferred revenue due to a net increase in miles earned by Mileage Plus customers that will be redeemed in future years.

        In 2005, UAL 's other revenues were $75 million more than United's other revenues primarily due to revenues generated by UAL 's direct subsidiary MyPoints, which was sold by UAL in 2006.

        The 19% increase in regional affiliate revenues was also due to traffic and yield improvements as indicated in the table below.

        The increase in cargo revenue was primarily due to improved yield, which was partially due to higher fuel surcharges between periods.

        The table below presents selected passenger revenues and operating data by geographic region and the Company's mainline and United Express segments expressed as period-to-period changes:

2006	North America		Pacific		Atlantic		Latin		Mainline		United Express		Consolidated
Increase (decrease) from 2005(a):
Passenger revenues (in millions)	$1,022		$234		$118		$79		$1,453		$472		$1,925
Passenger revenues	13%		9%		6%		19%		11%		19%		13%
ASMs	4%		—%		(2)%		9%		2%		9%		3%
RPMs	4%		1%		(2)%		13%		3%		13%		4%
Load factor (points)	0.3	pts	1.4	pts	0.7	pts	2.6	pts	0.7	pts	2.7	pts	0.8	pts
Yield(b)	9%		8%		9%		6%		8%		6%		9%

(a)
The combined 2006 period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

(b)
Yields for geographic regions exclude charter revenue and revenue passenger miles.

Operating Expenses.

2007 compared to 2006

        The table below includes the year-over-year dollar and percentage changes in UAL and United operating expenses. Significant fluctuations are discussed below.

	Successor	Combined	Successor	Predecessor
(Dollars in millions)	Year Ended December 31, 2007	Period Ended December 31, 2006(a)	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	$ Change	% Change
UAL
Operating expenses:
Aircraft fuel	$5,003	$4,824	$4,462	$362	$179	4
Salaries and related costs	4,261	4,267	3,909	358	(6)	—
Regional affiliates	2,941	2,824	2,596	228	117	4
Purchased services	1,346	1,246	1,148	98	100	8
Aircraft maintenance materials and outside repairs	1,166	1,009	929	80	157	16
Depreciation and amortization	925	888	820	68	37	4
Landing fees and other rent	876	876	801	75	—	—
Distribution expenses	779	798	738	60	(19)	(2)
Aircraft rent	406	415	385	30	(9)	(2)
Cost of third party sales	316	679	614	65	(363)	(53)
Special operating items	(44)	(36)	(36)	—	(8)	22
Other operating expenses	1,131	1,103	1,017	86	28	3

	$19,106	$18,893	$17,383	$1,510	$213	1

United
Operating expenses:
Aircraft fuel	$5,003	$4,824	$4,462	$362	$179	4
Salaries and related costs	4,257	4,265	3,907	358	(8)	—
Regional affiliates	2,941	2,824	2,596	228	117	4
Purchased services	1,346	1,243	1,146	97	103	8
Aircraft maintenance materials and outside repairs	1,166	1,009	929	80	157	16
Depreciation and amortization	925	888	820	68	37	4
Landing fees and other rent	876	875	800	75	1	—
Distribution expenses	779	798	738	60	(19)	(2)
Aircraft rent	409	416	386	30	(7)	(2)
Cost of third party sales	312	667	604	63	(355)	(53)
Special operating items	(44)	(36)	(36)	—	(8)	22
Other operating expenses	1,129	1,102	1,017	85	27	2

	$19,099	$18,875	$17,369	$1,506	$224	1

(a)
The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

        As discussed in Note 2, "Summary of Significant Accounting Policies" in Combined Notes to Consolidated Financial Statements, distribution expenses include commissions, GDS fees and credit card transaction fees. Prior period information has been reclassified to conform to the current period presentation. Previously, GDS and credit card transaction fees were classified as components of purchased services and commissions were reported as a separate expense item in the UAL and United 2006 Annual Reports.

        Mainline aircraft fuel increased $179 million, or 4%, in the year ended December 31, 2007 as compared to 2006. This net fuel variance was due to a 4% increase in the average price per gallon of jet fuel from $2.11 in 2006 to $2.18 in 2007, resulting from unfavorable market conditions. Included in the 2007 average price per gallon was an $83 million net hedge gain; a net fuel hedge loss of $26 million is included in the 2006 average price per gallon.

        UAL salaries and related costs remained relatively flat in 2007 as compared to 2006. The Company recognized $49 million of share-based compensation expense in 2007 as compared to $159 million in 2006. There were no significant grants in 2007 as compared to 2006, which included a large number of grants associated with the Company's emergence from bankruptcy. Additionally, immediate recognition of 100% of the cost of awards granted to retirement-eligible employees on the grant date, together with accelerated vesting of grants within the first twelve months after the grant date, accounted for most of the decrease in share-based compensation expense. Also benefiting the 2007 period was the absence of the $22 million severance charge incurred in 2006. Offsetting the decreased share-based compensation and severance expense was a slight increase in salaries and related costs as a result of certain wage increases as well as a $110 million increase in profit sharing, including related employee taxes, which is based on annual pre-tax earnings. As noted above, this increase is due to increased pre-tax earnings and an increase in the payout percentage from 7.5% in 2006 to 15% in 2007.

        Regional affiliate expense, which includes aircraft fuel, increased $117 million, or 4%, during 2007 as compared to 2006. Regional affiliate capacity increased 4% in 2007, which was a major contributor to the increase in expense. Including the special revenue item of $8 million, our regional affiliate operating income was $53 million higher in the 2007 period as compared to the 2006 period. The margin improvement was due to improved revenue performance, which was due to increased yield and traffic, and cost control. Factors impacting regional affiliate margin include the restructuring of regional carrier capacity agreements, the replacement of some 50-seat regional jets with 70-seat regional jets and regional carrier network optimization. All of these improvements were put in place throughout 2006; therefore, we realized some year-over-year benefits in 2007. Regional affiliate fuel expense increased $81 million, or 10%, from $834 million in 2006 to $915 million in 2007 due to a 9% increase in the average price of fuel and a 1% increase in consumption.

        Purchased services were up 8% in 2007 as compared to 2006, primarily due to increased information technology and other costs incurred in support of the Company's customer and employee initiatives. Information technology expenses increased due to an increase in non-capitalizable information technology related expenditures, generally occurring during the planning and scoping phases, for new applications in 2007. In addition, airport operations handling and security costs increased due to the new USPS contract and new international routes, among other factors.

        Aircraft maintenance materials and outside repairs expense increased $157 million, or 16%, year-over-year primarily due to inflationary increases related to our V2500 engine maintenance contract and the cost of component parts, as well as the impact of increases in airframe and engine repair volumes.

        A charge of $18 million in 2007 for surplus and obsolete aircraft parts inventory accounted for approximately half of the 4% increase in depreciation and amortization.

        Ongoing efforts to efficiently utilize our rented facilities have offset contractual rent increases, keeping 2007 rent expense in line with 2006 rent expense.

        In 2007, United's mainline revenues increased by 6%. During the same period of time, distribution expenses, which include commissions, GDS fees and credit card fees decreased 2% from $798 million in 2006 to $779 million in 2007. This decrease was due to cost savings realized as the Company continues to drive reductions across the full spectrum of costs of sale. Impact areas included renegotiation of contracts with various channel providers, rationalization of commission plans and programs, and continued emphasis on movement of customer purchases toward lower cost channels including online channels. Such efforts resulted in a 9% year-over-year reduction in GDS fees and commissions.

        The decrease in cost of sales in 2007 as compared to 2006 was primarily due to lower UAFC third party fuel sales of $307 million as described in the discussion of revenue variances above.

        Special items of $44 million in the year ended December 31, 2007 include a $30 million benefit due to the reduction in recorded accruals for pending bankruptcy litigation related to our SFO and LAX municipal bond obligations and a $14 million benefit due to the Company's ongoing efforts to resolve certain other bankruptcy pre-confirmation contingencies. In the eleven months ended December 31, 2006, special items of $36 million included a $12 million benefit to adjust the Company's recorded obligation for the SFO and LAX municipal bonds and a $24 million benefit related to pre-confirmation pension matters. The 2007 and 2006 special items resulted from revised estimates of the probable amount to be allowed by the Bankruptcy Court, and were recorded in accordance with AICPA Practice Bulletin 11, Accounting for Preconfirmation Contingencies in Fresh-Start Reporting. See Note 1, "Voluntary Reorganization Under Chapter 11" and Note 20, "Special Items" in the Combined Notes to Consolidated Financial Statements for further information on these special items and pending matters.

2006 compared to 2005

        The table below includes the year-over-year dollar and percentage changes in operating expenses. Significant fluctuations are discussed below.

	Predecessor	Successor	Combined	Predecessor
(Dollars in millions)	Period from January 1 to January 31, 2006	Period from February 1 to December 31, 2006	Period Ended December 31, 2006(a)	Year Ended December 31, 2005	$ Change	% Change
UAL
Operating expenses:
Aircraft fuel	$362	$4,462	$4,824	$4,032	$792	20
Salaries and related costs	358	3,909	4,267	4,027	240	6
Regional affiliates	228	2,596	2,824	2,746	78	3
Purchased services	98	1,148	1,246	1,054	192	18
Aircraft maintenance materials and outside repairs	80	929	1,009	881	128	15
Depreciation and amortization	68	820	888	856	32	4
Landing fees and other rent	75	801	876	915	(39)	(4)
Distribution expenses	60	738	798	775	23	3
Cost of third party sales	65	614	679	685	(6)	(1)
Aircraft rent	30	385	415	402	13	3
Special operating items	—	(36)	(36)	18	(54)	—
Other operating expenses	86	1,017	1,103	1,207	(104)	(9)

	$1,510	$17,383	$18,893	$17,598	$1,295	7

	Predecessor	Successor	Combined	Predecessor
(Dollars in millions)	Period from January 1 to January 31, 2006	Period from February 1 to December 31, 2006	Period Ended December 31, 2006(a)	Year Ended December 31, 2005	$ Change	% Change
United
Aircraft fuel	$362	$4,462	$4,824	$4,032	$792	20
Salaries and related costs	358	3,907	4,265	4,014	251	6
Regional affiliates	228	2,596	2,824	2,746	78	3
Purchased services	97	1,146	1,243	1,049	194	18
Aircraft maintenance materials and outside repairs	80	929	1,009	881	128	15
Depreciation and amortization	68	820	888	854	34	4
Landing fees and other rent	75	800	875	915	(40)	(4)
Distribution expenses	60	738	798	775	23	3
Cost of third party sales	63	604	667	656	11	2
Aircraft rent	30	386	416	404	12	3
Special operating items	—	(36)	(36)	5	(41)	—
Other operating expenses	85	1,017	1,102	1,198	(96)	(8)

	$1,506	$17,369	$18,875	$17,529	$1,346	8

(a)
The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

        In 2006, United implemented a resource optimization initiative that increased the number of mainline ASMs by 1% and United Express ASMs by 3%, for a consolidated ASM growth of 2%, without the use of additional aircraft. In addition to generating increased revenue, this contributed to additional variable expenses such as fuel, salaries, and other expense items.

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

        UAL 's salaries and related costs increased $240 million, or 6%, in 2006 as compared to the prior year. In 2006 the Company recorded $159 million of expense, representing 4% of the increase in salaries and related costs, for Successor UAL 's share-based compensation plans because of the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," effective January 1, 2006. In addition, the Company incurred an additional $26 million related to employee performance incentive programs in 2006 as compared to 2005. The Company also recorded $64 million in higher postretirement expenses and $35 million in higher medical and dental expenses in 2006 than in 2005. Salaries also increased due to merit increases awarded to employees in 2006, which were infrequent throughout bankruptcy. These cost increases were partially offset by a 6% year-over-year improvement in labor productivity resulting from the Company's continuous improvement efforts, together with selective outsourcing of certain non-core functions. In 2006, the Company achieved its goal to reduce 1,000 management and administrative positions.

        The Company's most significant regional affiliate expenses are capacity payments to the regional carriers and fuel expense. Fuel accounted for 30% of the Company's regional affiliate expense in 2006, as compared to 26% in 2005. Fuel cost increased due to increased market prices for jet fuel, as discussed above, and increased fuel consumption from higher capacity. The Company's regional affiliate expense increased only 3% despite a 9% increase in capacity due to the benefits of restructured regional carrier capacity agreements in 2006 along with regional carrier network optimization and the replacement of some 50-seat regional jets with 70-seat regional jets. The 3% increase in regional affiliates expense includes an 18% increase in fuel costs. See Note 2(j), "Summary of Significant Accounting Policies—United Express," in the Combined Notes to Consolidated Financial Statements for further discussion of the Regional affiliates expense.

        The Company's purchased services increased 18% in 2006, as compared to 2005, primarily due to an increase of approximately $120 million in outsourcing costs for various non-core work activities; as well as a $31 million increase in certain professional fees, which were classified as reorganization expenses by the Predecessor Company. The offsetting benefits of higher outsourcing costs are reflected in a 4% reduction in manpower associated with the 6% labor productivity improvement noted for salaries and related costs.

        In 2006, aircraft maintenance materials and outside repairs expense increased $128 million, or 15%, from 2005 primarily due to engine-related maintenance rate increases as well as increased repair volume.

        As discussed in Note 1, "Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting," in the Combined Notes to Consolidated Financial Statements, the Company revalued its assets and liabilities to estimated fair values. In 2006, UAL 's amortization expense increased $162 million due to the recognition of $453 million of additional definite-lived intangible assets; however, this increase was offset by decreased depreciation expense from fresh-start reporting adjustments that significantly reduced depreciable tangible asset book values to fair value. The impact of the decrease in tangible asset valuation was significant as depreciation and amortization only increased $32 million despite the $162 million increase in intangible asset amortization and incremental depreciation on post-emergence property additions. The fresh-start impacts on United's depreciation and amortization expense were not materially different than the UAL impacts.

        The Company's distribution expenses, which include commissions, GDS fees and credit card fees, increased $23 million, or 3%, year-over-year primarily due to a $24 million increase in credit card fees due to higher passenger revenues.

        UAL 's and United's other operating expenses decreased $104 million and $96 million in 2006, as compared to 2005, respectively. The adoption of fresh-start reporting, which included the revaluation of the Company's frequent flyer obligation to estimated fair value and the change in accounting policy to a deferred revenue model for the Successor Company reduced other expense by an estimated $27 million. For periods on or after February 1, 2006, adjustments to the frequent flyer obligation are recorded to passenger and other operating revenues, whereas periodic adjustments under the Predecessor Company's incremental cost basis were recognized in both operating revenues and other operating expense. See "Critical Accounting Policies," below, for further details. Various cost savings initiatives also reduced the Company's costs in 2006 as compared to 2005.

        In 2006, the Company recognized a net benefit of $36 million to operating expense resulting from the resolution of preconfirmation contingencies for the estimated liability for SFO and LAX municipal bond obligations, and favorable adjustments to preconfirmation contingencies related to the pilots non-qualified pension plan. In 2005, UAL and United recognized charges of $18 million and $5 million, respectively, for aircraft impairments related to the planned accelerated retirement of certain aircraft.

Other Income (Expense).

2007 compared to 2006

        The following table illustrates the year-over-year dollar and percentage changes in other income (expense).

	Successor	Combined	Successor	Predecessor
(Dollars in millions)	Year Ended December 31, 2007	Period Ended December 31, 2006(a)	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	Favorable (Unfavorable)	% Change
UAL
Other income (expense):
Interest expense	$(661)	$(770)	$(728)	$(42)	$109	14
Interest income	257	249	243	6	8	3
Interest capitalized	19	15	15	—	4	27
Gain on sale of investment	41	—	—	—	41	—
Miscellaneous, net	2	14	14	—	(12)	(86)

	$(342)	$(492)	$(456)	$(36)	$150	30

United
Other income (expense):
Interest expense	$(660)	$(771)	$(729)	$(42)	$111	14
Interest income	260	256	250	6	4	2
Interest capitalized	19	15	15	—	4	27
Gain on sale of investment	41	—	—	—	41	—
Miscellaneous, net	1	11	11	—	(10)	(91)

	$(339)	$(489)	$(453)	$(36)	$150	31

(a)
The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

        UAL interest expense decreased $109 million, or 14%, in 2007 as compared to 2006. The decrease was due to the February and December 2007 amendments and prepayments of the credit facility, which lowered United's interest rate on these obligations and reduced the total obligations outstanding by approximately $1.5 billion. Repayments of scheduled maturities of debt obligations and other debt refinancings, which are discussed in "Liquidity and Capital Resources," below, also reduced interest expense. The 2007 period also included a $22 million reduction in interest expense due to the recognition of a gain on debt extinguishment. These benefits were offset by interest expense of $17 million for expensing previously capitalized debt issuance costs that were associated with the February 2007 prepayment of the credit facility, and $6 million for financing costs incurred in connection with the February amendment of the credit facility. The $500 million Amended Credit Facility prepayment in December 2007 increased interest expense by a net of $4 million from expensing $6 million of previously capitalized credit facility costs and recording a gain of $2 million to recognize previously deferred interest rate swap gains.

        UAL interest income increased $8 million, or 3%, year-over-year. Interest income increased due to the classification of $6 million of interest income as reorganization items in the January 2006 predecessor period in accordance with SOP 90-7.

        The $41 million gain on sale of investment resulted from the Company's sale of its 21.1% interest in ARINC.

        The unfavorable variances in miscellaneous income (expense) are primarily due to foreign currency transaction gains of $9 million in 2006 as compared to foreign currency transaction losses of $4 million in 2007.

Income Taxes.

        UAL and United recorded income tax expense of $297 million and $296 million (an effective tax rate of 43%), respectively, for the year ended December 31, 2007, as compared to $21 million and $29 million (an effective tax rate of 49% and 50%) for UAL and United, respectively, for the eleven month period ended December 31, 2006. The increase in income tax expense in 2007 was primarily due to a significant increase in pre-tax income in 2007 as compared to the 2006 Successor period. Due to the Company's significant net operating losses in prior periods, cash paid for taxes in 2007 was only $10 million. See Note 6, "Income Taxes" in the Combined Notes to Consolidated Financial Statements for further discussion of permanent items impacting the effective tax rates.

2006 compared to 2005

        The following table illustrates the year-over-year dollar and percentage changes in consolidated other income (expense).

	Predecessor	Successor	Combined	Predecessor
(Dollars in millions)	Period from January 1 to January 31, 2006	Period from February 1 to December 31, 2006	Period Ended December 31, 2006(a)	Year Ended December 31, 2005	Favorable (Unfavorable)	% Change
UAL
Other income (expense):
Interest expense	$(42)	$(728)	$(770)	$(482)	$(288)	(60)
Interest income	6	243	249	38	211	555
Interest capitalized	—	15	15	(3)	18	—
Miscellaneous, net	—	14	14	87	(73)	(84)

	$(36)	$(456)	$(492)	$(360)	$(132)	(37)

United
Other income (expense):
Interest expense	$(42)	$(729)	$(771)	$(492)	$(279)	(57)
Interest income	6	250	256	36	220	611
Interest capitalized	—	15	15	(3)	18	—
Miscellaneous, net	—	11	11	76	(65)	(86)

	$(36)	$(453)	$(489)	$(383)	$(106)	(28)

(a)
The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

        UAL and United incurred $288 million and $279 million, respectively, of increases in interest expense partly due to the higher outstanding principal balance of the credit facility for the Successor Company, as compared to the lower debtor-in-possession credit facility (the "DIP Financing") balance for the Predecessor Company. Interest expense in 2006 was also unfavorably impacted by the associated amortization of various discounts which were recorded on debt instruments and capital leases to record these obligations at fair value upon the adoption of fresh-start reporting. UAL 's and United's 2006 interest income increased $211million and $220 million, respectively, reflecting a higher cash balance in 2006, as well as higher rates of return on certain investments. Interest income also increased due to the classification of most interest income in 2005 as a component of reorganization expense in accordance with SOP 90-7. In 2005, the Company recorded $40 million of fuel hedge gains which did not qualify for hedge accounting in non-operating income, while in 2006 the $26 million net realized and unrealized loss from economic fuel hedges was recognized in aircraft fuel expense.

        See Note 1, "Voluntary Reorganization Under Chapter 11—Financial Statement Presentation," in the Combined Notes to Consolidated Financial Statements for information on Reorganization items, net recognized in January 2006 and during the year ended December 31, 2005.

Liquidity and Capital Resources

        The following table provides a summary of UAL's and United's cash position at December 31, 2007 and 2006, and net cash provided (used) by operating, financing and investing activities for the year ended December 31, 2007, the eleven month period ended December 31, 2006 and the one month period ended January 31, 2006.

	UAL		United
	December 31,		December 31,
(In millions)	2007	2006	2007	2006
Cash, short-term investments & restricted cash	$4,310	$4,991	$4,220	$4,896
Restricted cash included in total cash	756	847	722	809

	Successor	Combined	Successor	Predecessor
	Year Ended December 31, 2007	Twelve Months Ended December 31, 2006(a)	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006
UAL
Net cash provided by operating activities	$2,134	$1,562	$1,401	$161
Net cash provided (used) by investing activities	(2,560)	(250)	(12)	(238)
Net cash provided (used) by financing activities	(2,147)	782	812	(30)
United
Net cash provided by operating activities	$2,127	$1,588	$1,425	$163
Net cash provided (used) by investing activities	(2,533)	(293)	(55)	(238)
Net cash provided (used) by financing activities	(2,134)	783	813	(30)

(a)
The combined period includes the results for the one month period ended January 31, 2006 (Predecessor) and the eleven month period ended December 31, 2006 (Successor).

        The Company's significant cash and short-term investment position represents a source of liquidity. The Company believes that it should have sufficient liquidity to fund its operating and capital cash requirements for 2008 through cash and cash equivalents, short-term investments, cash generated from operations, and general corporate financings. The change in cash from 2005 to 2007 is explained below. Restricted cash primarily represents cash collateral to secure workers' compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. We may be required to post significant additional cash collateral to meet such obligations in the future.

        Liquidity.    UAL 's total of cash and cash equivalents, restricted cash and short-term investments was $4.3 billion and $5.0 billion at December 31, 2007 and 2006, respectively, including restricted cash of $756 million and $847 million, respectively. The Company used its strong operating cash flows to reduce its debt balances by approximately $1.5 billion through its credit facility prepayments of $972 million in February 2007 and $500 million in December 2007. The Amended Credit Facility consists of an initial $1.8 billion term loan in February 2007, which was paid down to $1.3 billion at December 31, 2007, and a $255 million revolving commitment of which $153 million was available at December 31, 2007.

        Certain terms of the credit facility were amended in February 2007 thereby creating the Amended Credit Facility. A further amendment in December 2007 authorizes certain shareholder initiatives. This enabled UAL to pay a $2.15 per common share special distribution of approximately $257 million on January 23, 2008. At the Company's option, interest payments on the Amended Credit Facility are based on either a base rate, as defined in the Amended Credit Facility, or at LIBOR plus 2%. This applicable margin on LIBOR rate loans is a significant reduction of 1.75% from the terms of the credit facility. The February 2007 amendment released a significant amount of assets that had been pledged as collateral under the credit facility. See the "Capital Commitments and Off-Balance Sheet Arrangements" section, below, for information related to scheduled maturities on the credit facility.

        In January 2007, the Company decided to terminate the interest rate swap that had been used to hedge the future interest payments under the original credit facility term loan of $2.45 billion.

        Restricted cash primarily represents cash collateral to secure workers' compensation obligations, security deposits for airport leases and reserves with institutions that process United's credit card ticket sales. Certain of the credit card processing arrangements are based on the aggregate then-outstanding bank card air traffic liability, the Company's credit rating and its compliance with certain debt covenants. Credit rating downgrades or debt covenant noncompliance could materially increase the Company's reserve requirements.

Cash Flows from Operating Activities.

2007 compared to 2006

        The Company's cash from operations improved by more than $500 million year-over-year. The Company's improvement in net income excluding reorganization items, which are primarily non-cash, was a significant factor contributing to the increase in operating cash flows. Operating cash flows for 2007 also include the favorable impact of an increase in non-cash income tax expense of nearly $300 million as compared to 2006. Cash from operations improved due to the Company's improved performance in 2007, as discussed above in the "Results of Operations" section, above. In addition, cash from operations improved due to a reduction of $124 million in cash interest payments in 2007 as compared to 2006 as a result of the financing activities completed in 2007 to reduce debt and interest rates. The improvement in cash generated from operations that was due to better operating performance was further enhanced by a decrease in operating cash used for working capital. In 2007, the Company contributed approximately $236 million and $14 million to its defined contribution plans and non-U.S. pension plans, respectively, as compared to contributions of $270 million in 2006 for these plans.

2006 compared to 2005

        The Company generated cash from operations of $1.6 billion in 2006 compared to $1.1 billion in 2005. The higher operating cash flow generated in 2006 was due to improved results of operations as discussed above in the "Results of Operation" section, together with differences in the timing and amount of working capital items, and other smaller changes. As discussed in the "Results of Operations" section, above, the Company's 2006 net income includes significant non-cash items.

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

Cash Flows from Investing Activities.

2007 compared to 2006

        UAL 's and United's cash released from restricted funds was $91 million and $87 million, respectively, in 2007 as compared to $310 million and $319 million that was provided by a decrease in the segregated and restricted funds for UAL and United, respectively, in 2006. The significant cash generated from restricted accounts in 2006 was due to our improved financial position upon our emergence from bankruptcy. Net purchases of short-term investments used cash of $2.0 billion for both UAL and United in 2007 as compared to cash used for net purchases of short-term investments of $0.2 billion in 2006. This change was due to investing additional excess cash in longer-term commercial paper in 2007 to increase investment yields. Investing activities in 2007 also includes the Company's use of $96 million of cash to acquire certain of the Company's previously issued and outstanding debt instruments. The debt instruments repurchased by the Company remain outstanding. See Note 12, "Debt Obligations," in Combined Notes to Consolidated Financial Statements for further information related to the $96 million of purchased debt securities.

        The Company's capital expenditures were $658 million and $362 million in 2007 and 2006, respectively, including the purchase of six aircraft during 2007. In the third quarter of 2007, the Company purchased three 747-400 aircraft that had previously been financed by United through operating leases which were terminated at closing. The total purchase price for these aircraft was largely financed with certain proceeds from the secured EETC financing described below. These transactions did not result in any change in the Company's fleet count of 460 mainline aircraft, or in the amount of aircraft encumbered by debt or lease agreements.

        During the fourth quarter of 2007, the Company used existing cash to acquire three aircraft that were previously financed under operating lease agreements. The total purchase price of these three aircraft and the three aircraft acquired in the third quarter of 2007 was approximately $200 million. This purchase did not result in any change in the Company's fleet count of 460 mainline aircraft, but did unencumber three aircraft.

        In addition, in the fourth quarter of 2007, the Company utilized existing aircraft deposits pursuant to the terms of the original capital lease to make the final lease payments on three aircraft, resulting in the reclassification of the aircraft from capital leased assets to owned assets. However, the purchase of these three aircraft did not result in a net change in cash because the Company had previously provided cash deposits equal to the purchase price of the aircraft to third party financial institutions for the benefit of the lessor. These transactions resulted in three additional aircraft becoming unencumbered for a total increase of six unencumbered aircraft during the year.

        During 2007, the Company sold its interest in ARINC, generating proceeds of $128 million. In 2006, UAL received $43 million more in cash proceeds from investing activities as compared to United primarily due to $56 million of proceeds from the sale of MyPoints, a former direct subsidiary of UAL.

2006 compared to 2005

        Cash released from segregated funds after exit from bankruptcy in 2006 provided $200 million in cash proceeds. UAL 's sale of the subsidiary MyPoints.com, Inc. generated an additional $56 million in cash proceeds in 2006 as compared to 2005. UAL 's and United's cash used for increases in short-term investments in 2006 was $235 million and $231 million, respectively, as compared to no material purchases or sales of short-term investments in 2005. A reduction in restricted cash balances provided $110 million and $119 million of cash proceeds in 2006 for UAL and United, respectively, as compared to cash used to increase restricted cash of $80 million and $72 million in 2005 for UAL and United, respectively.

        The $39 million of cash provided during 2006 from the disposition of property and equipment included $19 million of cash proceeds from the sale of nine non-operating B767-200 aircraft. The Company used $362 million in cash for the acquisition of property and equipment in 2006, as compared to approximately $470 million in 2005.

Cash Flows from Financing Activities.

2007 compared to 2006

        Cash used by financing activities for both UAL and United was $2.1 billion in 2007, as compared to $0.8 billion of cash provided by financing activities during 2006. In 2007, cash of approximately $2.9 billion was used to prepay approximately $1.5 billion of credit facility obligations, refinance certain aircraft as discussed below and to make other debt and capital lease payments.

        In 2007, the Company completed financing transactions totaling approximately $964 million which included the $694 million EETC secured financing and the $270 million Denver Airport financing. A portion of the proceeds of the $694 million EETC transaction was used to payoff $590 million of debt obligations that were secured by ten previously mortgaged, owned aircraft and to finance three previously unencumbered owned aircraft. The proceeds of the Denver Airport bonds were used to refinance the former $261 million of Denver Series 1992A bonds.

        In both February and December 2007, United amended certain terms of its credit facility. The February 2007 amendment resulted in a reduction in the amount of the Amended Credit Facility from $3.0 billion to $2.055 billion, consisting of a $1.8 billion term loan commitment and a $255 million revolving commitment. The December 2007 amendment allowed the Company to pay the January 2008 special distribution of $257 million and provides the Company the ability to undertake an additional $243 million in future shareholder initiatives without any additional prepayment. At December 31, 2007, $153 million was available for loans or standby letters of credit under the Amended Credit Facility. See Note 12, "Debt Obligations" in Combined Notes to Consolidated Financial Statements for further information related to the financing transactions discussed above.

        In 2007, cash from aircraft lease deposits increased $80 million primarily due to the use of the deposits to purchase the three previously leased assets described above in "Cash Flows from Investing Activities." This was reported as a financing cash inflow as the prepayment of the initial deposits were recorded as a financing cash outflow.

        During 2006, we generated proceeds of $3.0 billion from United's new credit facility but used approximately $2.1 billion of these proceeds to repay the $1.2 billion DIP Financing and make other scheduled and revolving payments under long-term debt and capital lease agreements.

2006 compared to 2005

        Cash generated through financing activities was $782 million in 2006 compared to cash used of $110 million in 2005. In 2006, the Company made principal payments under long-term debt and capital lease obligations totaling $2.1 billion, which included $1.2 billion for the repayment of the DIP Financing.

        In 2006, the Company obtained access to up to $3.0 billion in secured exit financing which consisted of a $2.45 billion term loan, a $350 million delayed draw term loan and a $200 million revolving credit line. On the Effective Date, $2.45 billion of the $2.8 billion term loan and the entire revolving credit line was drawn and used to repay the DIP Financing and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, the Company repaid borrowings under the revolving credit line and accessed the remaining $350 million on the delayed draw term loan. At December 31, 2006, the Company had a total of $2.8 billion of debt and $63 million in letters of credit outstanding under this credit facility.

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

        Significant 2006 non-cash financing and investment activities included the conversion of six B757 aircraft and one B747 aircraft from leased to owned status resulting in additional aircraft assets and debt obligations of $242 million. In addition, in the first quarter of 2006 the Successor Company completed a transaction that converted certain mortgaged aircraft to capital leases for $155 million. See Note 17, "Statement of Consolidated Cash Flows—Supplemental Disclosures," in the Combined Notes to Consolidated Financial Statements.

        Capital Commitments and Off-Balance Sheet Arrangements.    The Company's business is very capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. In the past, the Company has funded the acquisition of aircraft through outright purchase, by issuing debt, by entering into capital or operating leases, or through vendor financings. The Company also often enters into long-term lease commitments with airports to ensure access to terminal, cargo, maintenance and other required facilities.

        The table below provides a summary of the Company's material contractual obligations as of December 31, 2007. Amounts presented are for both UAL and United, except as noted below.

(In millions)	One year or less	Years 2 and 3	Years 4 and 5	After 5 years	Total
UAL long-term debt, including current portion(a)	$678	$1,655	$1,209	$3,802	$7,344
Interest payments(b)	456	778	561	1,421	3,216
Capital lease obligations
Mainline(c)	328	629	278	587	1,822
United Express(c)	13	16	9	5	43
UAL aircraft operating lease obligations
Mainline(a)	346	630	604	936	2,516
United Express(d)	410	868	789	1,380	3,447
Other operating lease obligations	558	1,051	883	3,284	5,776
Postretirement obligations(e)	159	315	307	726	1,507
Capital spending commitments(f)	433	251	700	1,550	2,934
FIN 48 liability(g)	—	—	—	10	10

UAL Total	$3,381	$6,193	$5,340	$13,701	$28,615

United Total(a)	$3,381	$6,194	$5,343	$13,701	$28,619

(a)
United's debt obligations are approximately $3 million lower than UAL 's due to $3 million of debt obligations of a direct subsidiary of UAL. Long-term debt includes $127 million of non-cash obligations as these debt payments are made directly to the creditor by a third party lessee of the aircraft and the creditor's only recourse to United is repossession of the aircraft. United's aircraft lease payments are $7 million higher than UAL's because United leases one aircraft from a direct subsidiary of UAL.

(b)
Future interest payments on variable rate debt are estimated using estimated future variable rates based on a yield curve.

(c)
Mainline includes non-aircraft capital lease payments of $5 million in each of the years 2008 through 2011. United Express payments are all for aircraft. United has lease deposits of $516 million in separate accounts to meet certain of its future capital lease obligations.

(d)
Amounts represent lease payments that are made by United under capacity agreements with the regional carriers who operate these aircraft on United's behalf.

(e)
Amounts represent postretirement benefit payments, net of subsidy receipts, through 2017. Benefit payments approximate plan contributions as plans are substantially unfunded. Not included in the table above are contributions related to the Company's foreign pension plans. The Company does not have any significant contributions required by government regulations. The Company's expected pension plan contributions for 2008 are $29 million.

(f)
Amounts are principally for aircraft and exclude advance payments. The Company has the right to cancel its commitments for the purchase of 42 A319 and A320 aircraft; however, such action could cause the forfeiture of $91 million of advance payments.

(g)
Represents estimated uncertain income tax position liabilities in accordance with FIN 48. The settlement period is undeterminable.

        See Note 2(j), "Summary of Significant Accounting Policies—United Express," Note 9, "Retirement and Postretirement Plans," Note 12, "Debt Obligations," and Note 16, "Lease Obligations," in the Combined Notes to Consolidated Financial Statements for additional discussion of these items.

        Off-Balance Sheet Arrangements.    An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company. The Company's off-balance sheet arrangements include operating leases, which are summarized in the contractual obligations table, above, and certain municipal bond obligations, as discussed below, and letters of credit, of which $102 million was outstanding at December 31, 2007.

        Certain municipalities issued municipal bonds on behalf of United to finance the construction of improvements at airport-related facilities. The Company also leases facilities at airports where municipal bonds funded at least some of the construction of airport-related projects. At December 31, 2007, the Company guaranteed interest and principal payments on $270 million in principal of such bonds that were originally issued in 1992, subsequently refinanced in 2007, and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The outstanding bonds and related guarantee are not recorded in the Company's Statements of Consolidated Financial Position in accordance with GAAP. The related lease agreement is accounted for as an operating lease, and the related rent expense is recorded on a straight-line basis. The annual lease payments through 2023 and the final payment for the principal amount of the bonds are included in the operating lease payments in the contractual obligations table above. For further details, see Note 15, "Commitments, Contingent Liabilities and Uncertainties—Guarantees and Off-Balance Sheet Financing," in the Combined Notes to Consolidated Financial Statements.

        Fuel Consortia.    The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2007, approximately $890 million principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines have provided indirect guarantees of the debt. United's exposure is approximately $195 million principal amount of such bonds based on its recent consortia participation. The Company's exposure could increase if the participation of other carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2010 to 2028. The Company did not record a liability at the time these indirect guarantees were made.

        Debt Covenants.    The Company was in compliance with the Amended Credit Facility covenants as of December 31, 2007. As part of the amendment to the credit facility completed in February 2007, several covenants were amended to provide the Company more flexibility. The Amended Credit Facility contains covenants that may limit the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, pay dividends or other payments from United's direct or indirect subsidiaries, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business. The Amended Credit Facility also requires compliance with certain financial covenants. Failure to comply with the covenants could result in a default under the Amended Credit Facility unless the Company were to obtain a waiver of, or otherwise mitigate or cure, any such default. Additionally, the Amended Credit Facility contains a cross-default provision with respect to other credit arrangements that exceed $50 million. A payment default could result in a termination of the Amended Credit Facility and a requirement to accelerate repayment of all outstanding facility borrowings. For further details about the Amended Credit Facility and the associated covenants, see Note 12, "Debt Obligations," in the Combined Notes to Consolidated Financial Statements.

        Future Financing.    Subject to the restrictions of its Amended Credit Facility, the Company could raise additional capital by issuing unsecured debt, equity or equity-like securities, monetizing or borrowing against certain assets or refinancing existing obligations to generate net cash proceeds. However, the availability and capacity of these funding sources cannot be assured or predicted. General economic conditions, poor credit market conditions and any adverse changes in the Company's credit ratings could adversely impact the Company's ability to raise capital, if needed, and could increase the Company's cost of capital.

        Credit Ratings.    As of December 31, 2007, the Company had a corporate credit rating of B (outlook stable) from Standard & Poor's and a corporate family rating of B2 (outlook stable) from Moody's Investors Services. These ratings are unchanged from the ratings received upon the Company's exit from bankruptcy. These credit ratings are below investment grade levels. Downgrades from these rating levels could restrict the availability and/or increase the cost of future financing for the Company.

Other Information

        Foreign Operations.    The Company's Statements of Consolidated Financial Position reflect material amounts of intangible assets related to the Company's Pacific and Latin American route authorities, and its operations at London's Heathrow Airport. Because operating authorities in international markets are governed by bilateral aviation agreements between the U.S. and foreign countries, changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could adversely impact, and significantly impair, the value of our international route authorities. Significant changes in such policies could also have a material impact on the Company's operating revenues and expenses and results of operations. For further information, see Note 8, "Intangibles" in the Combined Notes to Consolidated Financial Statements, Item 1, Business—International Regulation and Item 7A, Quantitative and Qualitative Disclosures above Market

Risk for further information on the Company's foreign currency risks associated with its foreign operations.

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

        Passenger Revenue Recognition.    The value of unused passenger tickets and miscellaneous charge orders ("MCO's") is included in current liabilities as advance ticket sales. United records passenger ticket sales and tickets sold by other airlines for use on United as operating revenues when the transportation is provided or when the ticket expires. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Fees charged in association with changes or extensions to non-refundable tickets are recorded as passenger revenue at the time the fee is incurred. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company's additional service to modify a previous reservation. Therefore, the pricing of the change fee and the initial customer reservation are separately determined and represent distinct earnings processes. Refundable tickets expire after one year. MCO's can be either exchanged for a passenger ticket or refunded after issuance. United records an estimate of tickets that have been used, but not recorded as revenue due to system processing errors, as revenue in the month of sale based on historical results. United also records an estimate of MCO's that will not be exchanged or refunded as revenue ratably over the validity period based on historical results. Due to complex industry pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates both as to the timing of recognition and the amount of revenue to be recognized. These estimates are based on the evaluation of actual historical results.

        Frequent Flyer Accounting.    In accordance with fresh-start reporting, the Company revalued its frequent flyer obligation to estimated fair value at the Effective Date, which resulted in a $2.4 billion increase to the frequent flyer obligation. The Successor Company elected to change its accounting policy for its Mileage Plus frequent flyer program to a deferred revenue model. The Company believes that accounting for frequent flyer miles using a deferred revenue model is preferable, as it establishes a consistent valuation methodology for both miles earned by frequent flyers and miles sold to non-airline business partners.

        Before the Effective Date, the Predecessor Company used the historical industry practice of accounting for frequent flyer miles earned on United flights on an incremental cost basis as an accrued liability and as advertising expense, while miles sold to non-airline business partners were accounted for on a deferred revenue basis. As of the Effective Date, the deferred revenue value of all frequent flyer miles are measured using equivalent ticket fair value as described below, and all associated adjustments are made to passenger revenues.

        The deferred revenue measurement method used to record fair value of the frequent flyer obligation on and after the Effective Date was to allocate an equivalent weighted-average ticket value to each outstanding mile, based upon projected redemption patterns for available award choices when such miles are consumed. Such value was estimated assuming redemptions on both United and other participating carriers in the Mileage Plus program, and by estimating the relative proportions of awards to be redeemed by class of service within broad geographic regions of the Company's operations, including North America, Atlantic, Pacific and Latin America.

        Under the new method of accounting adopted for this program at the Effective Date, the Company reduced operating revenue by approximately $158 million in the eleven months ended December 31, 2006 to account for the effects of the program as compared to the reduction in revenues that would have been recognized using the Predecessor Company's accounting method. The Company's new accounting policy does not continue the use of the former incremental cost method, which impacted revenues and advertising expense under that prior policy. Assuming the use of the Predecessor Company's accounting for this program, for the eleven months ended December 31, 2006, the Company estimates that it would have recorded approximately $27 million of additional advertising expense.

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

        Management's estimate of the expected expiration of miles as of the fresh-start date, and for recognition of expiration post-emergence, also requires significant management judgment. For customer accounts which are inactive for a period of 36 consecutive months, it had been United's policy to cancel all miles contained in those accounts at the end of the 36 month period of inactivity. In early 2007, the Company announced that it was reducing the expiration period from 36 months to 18 months effective December 31, 2007. Under its deferred revenue accounting policy effective in 2006, the Company recognized revenue from expiration of miles by amortizing such estimated expiration over the 36 month expiration period. In 2007, the Company began to amortize revenue from the expiration of miles over an 18 month expiration period. Current and future changes to program rules and program redemption opportunities can significantly alter customer behavior from historical patterns with respect to inactive accounts. The change in the expiration period increased revenues by $246 million in 2007. Changes to expiration assumptions or to the expiration policy may result in material changes to the deferred revenue balance, as well as recognized revenues from the program. A hypothetical 1% change in the Company's estimated expiration rate as of December 31, 2007 would have approximately a $21 million effect on the liability.

        At December 31, 2007 and 2006, the Company's outstanding number of miles was approximately 488.4 billion and 508.8 billion, respectively. The Company estimates that approximately 416.6 billion of the outstanding miles at December 31, 2007 will ultimately be redeemed based on assumptions as of December 31, 2007 and, accordingly, has recorded deferred revenue of $3.8 billion. At December 31, 2007, a hypothetical 1% change in the Company's outstanding number of miles or the weighted-average ticket value has approximately a $43 million effect on the liability.

        Accounting for Long-Lived Assets.    UAL's and United's net book value of operating property and equipment was $11.4 billion and $11.3 billion, respectively, at December 31, 2007 and $11.5 billion and $11.4 billion, respectively, at December 31, 2006. In addition to the original cost of these assets, as adjusted by fresh-start reporting at February 1, 2006, their recorded value is impacted by a number of accounting policy elections, including the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.

        Except for the adoption of fresh-start reporting at February 1, 2006, whereby the Company remeasured long-lived assets at fair value, it is the Company's policy to record assets acquired, including aircraft, at acquisition cost. Depreciable life is determined through economic analysis, such as reviewing existing fleet plans, obtaining appraisals and comparing estimated lives to other airlines that operate similar fleets. Older generation aircraft are assigned lives that are generally consistent with the experience of United and the practice of other airlines. As aircraft technology has improved, useful life has increased and the Company has generally estimated the lives of those aircraft to be 30 years. Residual values are estimated based on historical experience with regard to the sale of both aircraft and spare parts, and are established in conjunction with the estimated useful lives of the related fleets. Residual values are based on current dollars when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life. Both depreciable lives and residual values are revised periodically to recognize changes in the Company's fleet plan and other relevant information. A one year increase in the average depreciable life of our flight equipment would reduce annual depreciation expense on flight equipment by approximately $20 million.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that an impairment may exist. The Company's policy is to recognize an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset's book value and fair market value. The Company estimates the undiscounted future cash flows for its various aircraft with output from financial models used by the Company to make fleet and scheduling decisions. These models utilize projections on passenger yield, fuel costs, labor costs and other relevant factors, many of which require the exercise of significant judgment on the part of management. Changes in these projections may expose the Company to future impairment charges by raising the threshold which future cash flows need to meet. If a triggering event requiring impairment testing occurs, the Company also evaluates the remaining useful lives of these assets to determine whether the lives are still appropriate. Typically, the Company utilizes knowledge from personnel in its fleet planning and maintenance departments, along with other external factors, to determine whether the remaining useful lives are appropriate. See Note 2(g), "Summary of Significant Accounting Policies—Operating Property and Equipment," in the Combined Notes to Consolidated Financial Statements for additional information regarding the Company's policies on accounting for long-lived assets.

        Goodwill and Intangible Assets.    In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company applies a fair value-based impairment test to the book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. An impairment charge could have a material adverse effect on the Company's financial position and results of operations in the period of recognition. The Company performed its annual impairment test for its goodwill and other indefinite-lived intangible assets as of October 1, 2007 and 2006. These tests did not indicate any material impairment of these assets.

        Upon the implementation of fresh-start reporting (see Note 1, "Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting," in the Combined Notes to Consolidated Financial Statements) the Company's assets, liabilities and equity were valued at their respective fair values. The excess of reorganization value over the fair value of net tangible and identifiable intangible assets and liabilities was recorded as goodwill in the accompanying Statements of Consolidated Financial Position on the Effective Date. As discussed in Note 10, "Segment Information," in the Combined Notes to Consolidated Financial Statements, the entire goodwill amount of $2.3 billion and $2.7 billion at December 31, 2007 and 2006, respectively, has been allocated to the mainline reporting segment. In addition, the adoption of fresh-start reporting resulted in the recognition of $2.2 billion of indefinite-lived intangible assets.

        SFAS 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to such difference.

        The Company assessed the fair value of its reporting units considering both the market and income approaches. Fair value is estimated under each approach and a weighted-average fair value is determined by applying an equal weighting to both approaches. The market approach utilizes quoted market prices, adjusted for control premium and other factors, and recent transaction values of peer companies to estimate fair value. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future capacity, passenger yield, traffic, operating costs, appropriate discount rates and other relevant factors. To estimate the fair value of indefinite-lived intangible assets the Company used the market and income approaches, discussed above, and the cost method, which uses the concept of replacement cost as an indicator of fair value.

        At December 31, 2007 and 2006, United recorded an indefinite-lived intangible asset of $255 million for its London Heathrow slots, based upon its estimation of the fair value for those slots as of the adoption of fresh-start reporting on February 1, 2006. United, however, determined at fresh-start that its rights relating to its actual route authorities to Heathrow had a fair value of zero. The EU/U.S. open skies agreement is expected to directly impact the future value and expected lives of route authorities to Heathrow; however, there is no direct impact from the open skies agreement on airport slot rights, including those at Heathrow. The open skies agreement is also expected to provide United an opportunity to secure antitrust immunity for certain of its Star Alliance carrier relationships, and to provide United and other carriers with access to new markets in EU countries. In September 2007, the DOT granted United and bmi antitrust immunity. The immunity goes into effect at the same time as the open skies agreement between the U.S. and the EU in March of 2008. Because of the diverse nature of these potential impacts on United's business, the overall future impact of the EU agreement on United's business in the EU region cannot be predicted with certainty. United has concluded that, in certain circumstances, the open skies agreement could indirectly and adversely affect the fair value of its slot rights at Heathrow, and therefore has further concluded that the signing of the open skies agreement on April 30, 2007 constituted an indicator of impairment with respect to United's Heathrow slots intangible asset.

        In addition to the impairment tests discussed above, during the second quarter of 2007 United performed an impairment review of the Heathrow slots intangible asset and concluded that no impairment was indicated. Furthermore, no change was determined to be required to the fresh-start assignment of an indefinite life to this intangible asset. This interim test was performed due to a potential impairment indicator, as discussed above.

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

        Other Postretirement Benefit Accounting.    The Company accounts for other postretirement benefits using Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions ("SFAS 106") and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"). For the year ended December 31, 2006, the Company adopted SFAS 158, which requires the Company to recognize the difference between plan assets and obligations, or the plan's funded status, in its Statements of Consolidated Financial Position. Under these accounting standards, other postretirement benefit expense is recognized on an accrual basis over employees' approximate service periods and is generally calculated independently of funding decisions or requirements. The Company has not been required to pre-fund its current and future plan obligations, which had resulted in a significant net obligation, as discussed below.

        The fair value of plan assets at December 31, 2007 and 2006 was $56 million and $54 million, respectively, for the other postretirement benefit plans. The benefit obligation was $2.0 billion and $2.1 billion for the other postretirement benefit plans at December 31, 2007 and 2006, respectively. The difference between the plan assets and obligations has been recorded in the Statements of Consolidated Financial Position. Detailed information regarding the Company's other postretirement plans, including key assumptions, is included in Note 9, "Retirement and Postretirement Plans," in the Combined Notes to Consolidated Financial Statements.

        The following provides a summary of the methodology used to determine the assumptions disclosed in Note 9, "Retirement and Postretirement Plans," in the Combined Notes to Consolidated Financial Statements. The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the expected return on plan assets. The discount rates were based on the construction of theoretical bond portfolios, adjusted according to the timing of expected cash flows for the Company's future postretirement obligations. A yield curve was developed based on a subset of these bonds (those with yields between the 40th and 90th percentiles). The projected cash flows were matched to this yield curve and a present value developed, which was then calibrated to develop a single equivalent discount rate.

        Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under the applicable accounting standards, those gains and losses are not required to be recognized currently as other postretirement expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees. The Company's accounting policy is to not apply the corridor approach available under SFAS 106 with respect to amortization of amounts included in accumulated other comprehensive income. Under the corridor approach, amortization of any gain or loss in accumulated other comprehensive income is only required if, at the beginning of the year, the accumulated gain or loss exceeds 10% of the greater of the benefit obligation or the fair value of assets. If amortization is required, the minimum amount outside the corridor divided by the average remaining service period of active employees is recognized as expense. The corridor approach is intended to reduce volatility of amounts recorded in pension expense each year. Since the Company has elected not to apply the corridor approach, all gains and losses in accumulated other comprehensive income are amortized and included in pension expense each year. At December 31, 2007 and 2006, the Company had unrecognized actuarial gains of $254 million and $120 million, respectively, recorded in accumulated other comprehensive income for its other postretirement benefit plans.

        Valuation Allowance for Deferred Tax Assets.    At December 31, 2007, United and UAL each had valuation allowances against their deferred tax assets of approximately $1.8 billion. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized. Future realization depends on the existence of sufficient taxable income within the carry forward period available under the tax law. Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry back years and tax planning strategies. These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years. A recent history of losses would make difficult a determination that a valuation allowance is not needed.

        In forming a judgment about the future realization of our deferred tax assets, management considered both the positive and negative evidence of realizability and gave significant weight to the negative evidence from our cumulative losses for recent years. Management will continue to assess this situation and make appropriate adjustments to the valuation allowance based on its evaluation of the positive and negative evidence existing at that time. We are currently unable to forecast when there will be sufficient positive evidence for us to reverse the remainder of the valuation allowances that we have recorded. Currently, any reversals of valuation allowance would first reduce goodwill and then reduce intangible assets. See Note 2(p), "Summary of Significant Accounting Policies—New Accounting Pronouncements," for information regarding the effect of changes to this method of accounting for valuation allowance reversals, if any, on the Company's results of operations and financial condition after it is required to adopt SFAS 141R on January 1, 2009. See Note 6, "Income Taxes," in the Combined Notes to Consolidated Financial Statements for additional information.

        New Accounting Pronouncements.    For detailed information, see Note 2(p), "Summary of Significant Accounting Policies—New Accounting Pronouncements," in the Combined Notes to Consolidated Financial Statements.

Forward-Looking Information

        Certain statements throughout Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to United's operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as "expects," "will," "plans," "anticipates," "indicates," "believes," "forecast," "guidance," "outlook" and similar expressions are intended to identify forward-looking statements.

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

        The Company's actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of financing arrangements; the costs and availability of financing; its ability to execute its business plan; its ability to realize benefits from its resource optimization efforts and cost reduction initiatives; its ability to utilize its net operating losses; its ability to attract, motivate and/or retain key employees; its ability to attract and retain customers; demand for transportation in the markets in which it operates; general economic conditions (including interest rates, foreign currency exchange rates, crude oil prices, costs of aviation fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aviation fuel; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; labor costs; industry consolidation; competitive pressures on pricing and on demand; capacity decisions of United and/or its competitors; U.S. or foreign governmental legislation, regulation and other actions, including open skies agreements; its ability to maintain satisfactory labor relations; any disruptions to operations due to any potential actions by its labor groups; weather conditions; and other risks and uncertainties set forth under Item 1A, Risk Factors of this Form 10-K, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate and Foreign Currency Exchange Rate Risks.    United's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and short-term investments. The Company does not use derivative financial instruments in its investment portfolio. United's policy is to manage interest rate risk through a combination of fixed and variable rate debt and by entering into swap agreements, depending upon market conditions. A portion of United's aircraft lease obligations ($497 million in equivalent U.S. dollars at December 31, 2007) is denominated in foreign currencies that expose the Company to risks associated with changes in foreign exchange rates. To hedge against some of this risk, United has placed foreign currency deposits (primarily for euros) to meet foreign currency lease obligations denominated in those respective currencies. Since unrealized mark-to-market gains or losses on the foreign currency deposits are offset by the losses or gains on the foreign currency obligations, United has hedged its overall exposure to foreign currency exchange rate volatility with respect to its foreign lease deposits and obligations. The fair value of these deposits is determined based on the present value of future cash flows using an appropriate swap rate. The fair value of long-term debt is predominantly based on the present value of future cash flows using a U.S. Treasury rate that matches the remaining life of the instrument, adjusted by a credit spread and, to a lesser extent, on the quoted market prices for the same or similar issues. The table below presents information as of December 31, 2007 about certain of the Company's financial instruments that are sensitive to changes in interest and exchange rates. Amounts shown below are the same for both UAL and United, except as noted.

							2007
	Expected Maturity Dates
(In millions)								Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total
UAL ASSETS(a)
Cash equivalents
Fixed rate	$1,259	$—	$—	$—	$—	$—	$1,259	$1,259
Avg. interest rate	5.12%	—	—	—	—	—	5.12%
Short term investments
Fixed rate	$2,295	$—	$—	$—	$—	$—	$2,295	$2,295
Avg. interest rate	5.04%	—	—	—	—	—	5.04%
Lease deposits
Fixed rate—EUR deposits	$147	$24	$241	$16	$—	$—	$428	$511
Accrued interest	23	10	29	7	—	—	69
Avg. interest rate	4.93%	4.34%	6.66%	4.41%	—	—	6.54%
Fixed rate—USD deposits	$—	$—	$11	$—	$—	$—	$11	$20
Accrued interest	—	—	8	—	—	—	8
Avg. interest rate	—	—	6.49%	—	—	—	6.49%
UAL LONG-TERM DEBT(a)
U. S. Dollar denominated
Variable rate debt	$189	$162	$229	$152	$156	$1,622	$2,510	$2,405
Avg. interest rate	6.09%	6.12%	6.15%	6.22%	6.26%	6.31%	6.18%
Fixed rate debt(a)	$489	$576	$689	$672	$228	$2,180	$4,834	$4,391
Avg. interest rate	6.54%	6.56%	6.44%	6.34%	6.17%	6.07%	6.40%

(a)
Amounts also represent United except that United's carrying value and fair value of variable rate debt is approximately $3 million lower than the reported UAL amounts and United's cash equivalents and short-term investments are approximately $56 million lower than the reported UAL amounts.

        In addition to the cash equivalents and short-term investments included in the table above, UAL and United have $325 million and $291 million of short-term restricted cash, respectively, and each has $431 million of long-term restricted cash. As discussed in Note 2(e), "Summary of Significant Accounting Policies—Cash and Cash Equivalents, Short-Term Investments and Restricted Cash" in the Combined Notes to Consolidated Financial Statements, this cash is being held in restricted accounts for workers' compensation obligations, security deposits for airport leases and reserves with institutions that process United's credit card ticket sales. Due to the short term nature of these cash balances, the carrying values approximate the fair values. The Company's interest income is exposed to changes in interest rates on these cash balances. During 2007, the Company also repurchased certain of its own debt instruments, which remain outstanding at December 31, 2007, with a fair value and carrying value of $91 million. The Company recognizes changes in fair value of these securities through other comprehensive income; however, on a net basis, the Company is not exposed to market risk due to offsetting changes in the fair value of the Company's debt obligations.

        Price Risk (Aircraft Fuel).    United enters into fuel option contracts and futures contracts to reduce its price risk exposure to jet fuel. These contracts are designed to provide protection against sharp increases in the price of aircraft fuel. The Company may update its hedging strategy in response to changes in market conditions. The fair value of the Company's fuel related derivatives was $20 million at December 31, 2007. These instruments have a maturity of less than one year.

        Foreign Currency.    United generates revenues and incurs expenses in numerous foreign currencies. Such expenses include fuel, aircraft leases, commissions, catering, personnel expense, advertising and distribution costs, customer service expenses and aircraft maintenance. Changes in foreign currency exchange rates impact the Company's results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses.

        Despite the adverse effects a strengthening foreign currency may have on demand for U.S.-originating traffic, a strengthening of foreign currencies tends to increase reported revenue and operating income because the Company's foreign currency-denominated operating revenue generally exceeds its foreign currency-denominated operating expense for each currency. Likewise, despite the favorable effects a weakening foreign currency may have on demand for U.S.-originating traffic, a weakening of foreign currencies tends to decrease reported revenue and operating income.

        The Company's most significant net foreign currency exposures in 2007, based on exchange rates in effect at December 31, 2007, are presented in the table below:

	Operating revenue net of operating expense
(In millions) Currency	Foreign Currency Value	USD Value
Canadian dollar	323	$324
Chinese renminbi	2,178	298
Australian dollar	158	138
European euro	94	137
Japanese yen	14,040	126

        In 2007, the Company began using foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates. As of December 31, 2007, the Company hedged a portion of its expected foreign currency cash flows in the Australian dollar, Canadian dollar, British pound, European Euro and Japanese yen. As of December 31, 2007, the notional amount of these foreign currencies hedged with the forward contracts in U.S. dollars terms was approximately $346 million. These contracts had a fair value of $1 million at December 31, 2007 and expire at various dates through December 2008. The Company did not have any outstanding foreign currency derivatives at December 31, 2006.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UAL Corporation
Chicago, Illinois

        We have audited the accompanying statements of consolidated financial position of UAL Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006 (Successor Company balance sheets), and the related statements of consolidated operations, consolidated stockholders' equity (deficit), and consolidated cash flows for the year ended December 31, 2007 and eleven months ended December 31, 2006 (Successor Company operations) and for the one month ended January 31, 2006 and for the year ended December 31, 2005 (Predecessor Company operations). Our audits also included the financial statement schedule of the Successor Company for the year ended December 31, 2007 and eleven months ended December 31, 2006 and the Predecessor Company for the one month ended January 31, 2006 and for the year ended December 31, 2005 as listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        As discussed in Note 1 to the consolidated financial statements, on January 20, 2006, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on February 1, 2006. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 1.

        In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of UAL Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and the eleven month period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the one month ended January 31, 2006 and the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such Successor Company financial statement schedule and Predecessor Company financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" which changed the method of accounting for share based payments and as discussed in Note 2 to the consolidated financial statements on December 31, 2006, the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, "Employers'

Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R," which changed the method of accounting for and the disclosures regarding pension and postretirement benefits.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP Chicago, Illinois February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
United Air Lines, Inc.
Chicago, Illinois

        We have audited the accompanying statements of consolidated financial position of United Air Lines, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006 (Successor Company balance sheets), and the related statements of consolidated operations, consolidated stockholder's equity (deficit), and consolidated cash flows for the year ended December 31, 2007 and eleven months ended December 31, 2006 (Successor Company operations) and for the one month ended January 31, 2006 and for the year ended December 31, 2005 (Predecessor Company operations). Our audits also included the financial statement schedule of the Successor Company for the year ended December 31, 2007 and eleven months ended December 31, 2006 and the Predecessor Company for the one month ended January 31, 2006 and for the year ended December 31, 2005 as listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, on January 20, 2006, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on February 1, 2006. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 1.

        In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of United Air Lines, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and the eleven month period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the one month ended January 31, 2006 and the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such Successor Company financial statement schedule and Predecessor Company financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" which changed the method of accounting for share based payments and as discussed in Note 2 to the consolidated financial statements on December 31, 2006, the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R," which changed the method of accounting for and the disclosures regarding pension and postretirement benefits.

/s/ Deloitte & Touche LLP Chicago, Illinois February 27, 2008

UAL Corporation and Subsidiary Companies

Statements of Consolidated Operations

(In millions, except per share amounts)

	Successor		Predecessor
		Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006
	Year Ended December 31, 2007			Year Ended December 31, 2005
Operating revenues:
Passenger—United Airlines	$15,254	$13,293	$1,074	$12,914
Passenger—Regional Affiliates	3,063	2,697	204	2,429
Cargo	770	694	56	729
Special operating items (Note 20)	45	—	—	—
Other operating revenues	1,011	1,198	124	1,307

	20,143	17,882	1,458	17,379

Operating expenses:
Aircraft fuel	5,003	4,462	362	4,032
Salaries and related costs	4,261	3,909	358	4,027
Regional affiliates	2,941	2,596	228	2,746
Purchased services	1,346	1,148	98	1,054
Aircraft maintenance materials and outside repairs	1,166	929	80	881
Depreciation and amortization	925	820	68	856
Landing fees and other rent	876	801	75	915
Distribution expenses (Note 2)	779	738	60	775
Aircraft rent	406	385	30	402
Cost of third party sales	316	614	65	685
Special operating items (Note 20)	(44)	(36)	—	18
Other operating expenses	1,131	1,017	86	1,207

	19,106	17,383	1,510	17,598

Earnings (loss) from operations	1,037	499	(52)	(219)

Other income (expense):
Interest expense	(661)	(728)	(42)	(482)
Interest income	257	243	6	38
Interest capitalized	19	15	—	(3)
Gain on sale of investment (Note 7)	41	—	—	—
Miscellaneous, net	2	14	—	87

	(342)	(456)	(36)	(360)
Earnings (loss) before reorganization items, income taxes and equity in earnings of affiliates	695	43	(88)	(579)
Reorganization items, net (Note 1)	—	—	22,934	(20,601)

Earnings (loss) before income taxes and equity in earnings of affiliates	695	43	22,846	(21,180)
Income tax expense	297	21	—	—

Earnings (loss) before equity in earnings of affiliates	398	22	22,846	(21,180)
Equity in earnings of affiliates, net of tax	5	3	5	4

Net income (loss)	$403	$25	$22,851	$(21,176)

Earnings (loss) per share, basic	$3.34	$0.14	$196.61	$(182.29)

Earnings (loss) per share, diluted	$2.79	$0.14	$196.61	$(182.29)

See accompanying Combined Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions, except shares)

	At December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,259	$3,832
Short-term investments	2,295	312
Restricted cash	325	341
Receivables, less allowance for doubtful accounts (2007—$27; 2006—$27)	888	820
Prepaid fuel	493	283
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2007—$25; 2006—$6)	242	218
Deferred income taxes	78	122
Prepaid expenses and other	515	345

	6,095	6,273

Operating property and equipment:
Owned—
Flight equipment	9,335	8,958
Advances on flight equipment	102	103
Other property and equipment	1,669	1,441

	11,106	10,502
Less—Accumulated depreciation and amortization	(1,062)	(503)

	10,044	9,999

Capital leases—
Flight equipment	1,449	1,511
Other property and equipment	34	34

	1,483	1,545
Less—Accumulated amortization	(168)	(81)

	1,315	1,464

	11,359	11,463

Other assets:
Intangibles, less accumulated amortization (Note 8) (2007—$324; 2006—$169)	2,871	3,028
Goodwill (Note 8)	2,280	2,703
Restricted cash	431	506
Aircraft lease deposits	340	539
Investments (Note 7)	122	113
Other, net	722	744

	6,766	7,633

	$24,220	$25,369

See accompanying Combined Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions, except shares)

	At December 31,
	2007	2006
Liabilities and Stockholders' Equity
Current liabilities:
Advance ticket sales	$1,918	$1,669
Mileage Plus deferred revenue	1,268	1,111
Accrued salaries, wages and benefits	896	795
Accounts payable	877	667
Advanced purchase of miles (Note 18)	694	681
Long-term debt maturing within one year (Note 12)	678	1,687
Fuel purchase commitments	493	283
Distribution payable (Note 22)	257	—
Current obligations under capital leases (Note 16)	250	110
Accrued interest	141	241
Other	507	701

	7,979	7,945

Long-term debt (Note 12)	6,415	7,453
Long-term obligations under capital leases (Note 16)	1,106	1,350
Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,569	2,569
Postretirement benefit liability (Note 9)	1,829	1,955
Deferred income taxes	638	688
Other	895	900

	5,931	6,112

Commitments and contingent liabilities (Note 15)
Mandatorily convertible preferred securities (Note 13)	371	361
Stockholders' equity:
Preferred stock (Note 13)	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 116,921,049 shares at December 31, 2007 (Note 3)	1	1
Additional capital invested	2,139	2,053
Retained earnings	152	16
Stock held in treasury, at cost (Note 3)	(15)	(4)
Accumulated other comprehensive income (Note 11)	141	82

	2,418	2,148

	$24,220	$25,369

See accompanying Combined Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Cash Flows

(In millions)

	Successor		Predecessor
		Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006
	Year Ended December 31, 2007			Year Ended December 31, 2005
Cash flows provided (used) by operating activities:
Net income (Successor Company)	$403	$25	$—	$—
Loss before reorganization items (Predecessor Company)	—	—	(83)	(575)
Adjustments to reconcile to net cash provided (used) by operating activities—
Depreciation and amortization	925	820	68	873
Deferred income taxes	310	21	—	—
Mileage Plus deferred revenue and advanced purchase of miles	170	269	14	329
Share-based compensation	49	159	—	—
Special items and debt discount amortization	(48)	47	—	18
Gain on sale of investments	(41)	—	—	(2)
Postretirement benefit expense, net of contributions	7	76	(9)	(41)
Pension expense (benefit), net of contributions	(5)	(4)	8	143
Amortization of deferred gains	—	—	(6)	(81)
Other operating activities	54	56	(1)	54
Changes in assets and liabilities—
Decrease (increase) in other current assets	(269)	14	(24)	(75)
Increase in advance ticket sales	249	4	109	214
Increase (decrease) in accounts payable	200	40	19	(40)
Increase (decrease) in accrued liabilities	189	(257)	154	153
Decrease (increase) in receivables	(59)	131	(88)	109

	2,134	1,401	161	1,079

Cash flows provided (used) by reorganization activities:
Reorganization items, net	—	—	22,934	(20,601)
Discharge of claims and liabilities	—	—	(24,628)	—
Revaluation of Mileage Plus frequent flyer deferred revenue	—	—	2,399	—
Revaluation of other assets and liabilities	—	—	(2,106)	—
Increase in aircraft rejection liability	—	—	—	2,898
Impairment on lease certificates	—	—	—	134
Increase (decrease) in other liabilities	—	—	37	120
Increase in non-aircraft claims accrual	—	—	429	1,220
Pension curtailment, settlement and employee claims	—	—	912	16,079
Loss on disposition of property	—	—	—	10

	—	—	(23)	(140)

Cash flows provided (used) by investing activities:
Net (purchases) sales of short-term investments	(1,983)	(237)	2	1
Additions to property and equipment	(658)	(332)	(30)	(470)
Proceeds on sale of investments	128	56	—	4
Purchases of EETC securities	(96)	—	—	—
(Increase) decrease in restricted cash	91	313	(203)	(80)
Proceeds on disposition of property and equipment	19	40	(1)	330
Decrease in segregated funds	—	200	—	—
Other, net	(61)	(52)	(6)	(76)

	(2,560)	(12)	(238)	(291)

Cash flows provided (used) by financing activities:
Proceeds from Credit Facility	—	2,961	—	—
Repayment of Credit Facility	(1,495)	(175)	—	—
Proceeds from DIP financing	—	—	—	310
Repayment of DIP financing	—	(1,157)	—	(16)
Repayment of other long-term debt	(1,257)	(664)	(24)	(285)
Proceeds from issuance of long-term debt	694	—	—	—
Principal payments under capital leases	(177)	(99)	(5)	(94)
Decrease in aircraft lease deposits	80	—	—	—
Proceeds from exercise of stock options	35	10	—	—
Payment of deferred financing costs	(18)	(66)	(1)	(26)
Purchases of treasury stock	(11)	(4)	—	—
Other, net	2	6	—	1

	(2,147)	812	(30)	(110)

Increase (decrease) in cash and cash equivalents during the period	(2,573)	2,201	(130)	538
Cash and cash equivalents at beginning of period	3,832	1,631	1,761	1,223

Cash and cash equivalents at end of period	$1,259	$3,832	$1,631	$1,761

See accompanying Combined Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Stockholders' Equity (Deficit)

(In millions)

	Common Stock	Additional Capital Invested	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Predecessor Company
Balance at December 31, 2004	$1	$5,064	$(7,946)	$(1,467)	$(3,332)	$(7,680)

Net loss	—	—	(21,176)	—	—	(21,176)
Other comprehensive income (loss), net:
Unrealized losses on derivatives, net	—	—	—	—	(3)	(3)
Minimum pension liability adjustment	—	—	—	—	3,299	3,299

Total comprehensive income (loss), net	—	—	(21,176)	—	3,296	(17,880)

Balance at December 31, 2005	1	5,064	(29,122)	(1,467)	(36)	(25,560)

Net loss before reorganization items—January 2006	—	—	(83)	—	—	(83)
Reorganization items—January 2006	—	—	(1,401)	—	—	(1,401)

Subtotal	1	5,064	(30,606)	(1,467)	(36)	(27,044)

Fresh-start adjustments:
Unsecured claims and debt discharge	—	—	24,628	—	—	24,628
Valuation adjustments, net	—	—	(293)	—	—	(293)

Balance at January 31, 2006	1	5,064	(6,271)	(1,467)	(36)	(2,709)

Fresh-start adjustments:
Cancellation of preferred and common stock	(1)	(5,064)	—	1,467	—	(3,598)
Elimination of accumulated deficit and accumulated other comprehensive loss	—	—	6,271	—	36	6,307
Issuance of new equity interests in connection with emergence from Chapter 11	1	1,884	—	—	—	1,885

Successor Company
Balance at February 1, 2006	1	1,884	—	—	—	1,885

Net income from February 1, 2006 to December 31, 2006	—	—	25	—	—	25
Other comprehensive income (loss), net:
Unrealized loss on derivatives, net	—	—	—	—	(5)	(5)

Total comprehensive income, net	—	—	25	—	(5)	20

Adoption of SFAS 158, net $47 of tax	—	—	—	—	87	87
Preferred stock dividends	—	—	(9)	—	—	(9)
Share-based compensation	—	159	—	—	—	159
Proceeds from exercise of stock options	—	10	—	—	—	10
Treasury stock acquisitions	—	—	—	(4)	—	(4)

Balance at December 31, 2006	1	2,053	16	(4)	82	2,148

Net income	—	—	403	—	—	403
Other comprehensive income, net:
Unrealized gains on financial instruments, net	—	—	—	—	5	5
Pension and other postretirement plans (Note 9)
Net gain arising during period, net $63 of tax	—	—	—	—	102	102
Less: amortization of prior period gains, net	—	—	—	—	(8)	(8)

Total pension and other postretirement plans	—	—	—	—	94	94

Total comprehensive income, net	—	—	403	—	99	502

Common stock distribution declared	—	—	(257)	—	—	(257)
Preferred stock dividends	—	—	(10)	—	—	(10)
Tax adjustment on SFAS 158 adoption (Note 11)	—	—	—	—	(40)	(40)
Share-based compensation	—	49	—	—	—	49
Proceeds from exercise of stock options	—	35	—	—	—	35
Adoption of FIN 48	—	2	—	—	—	2
Treasury stock acquisitions	—	—	—	(11)	—	(11)

Balance at December 31, 2007	$1	$2,139	$152	$(15)	$141	$2,418

See accompanying Combined Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Operations

(In millions)

	Successor		Predecessor
		Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006
	Year Ended December 31, 2007			Year Ended December 31, 2005
Operating revenues:
Passenger—United Airlines	$15,254	$13,293	$1,074	$12,914
Passenger—Regional affiliates	3,063	2,697	204	2,429
Cargo	770	694	56	729
Special operating items (Note 20)	45	—	—	—
Other operating revenues	999	1,196	120	1,232

	20,131	17,880	1,454	17,304

Operating expenses:
Aircraft fuel	5,003	4,462	362	4,032
Salaries and related costs	4,257	3,907	358	4,014
Regional affiliates	2,941	2,596	228	2,746
Purchased services	1,346	1,146	97	1,049
Aircraft maintenance materials and outside repairs	1,166	929	80	881
Depreciation and amortization	925	820	68	854
Landing fees and other rent	876	800	75	915
Distribution expenses (Note 2)	779	738	60	775
Aircraft rent	409	386	30	404
Cost of third party sales	312	604	63	656
Special operating items (Note 20)	(44)	(36)	—	5
Other operating expenses	1,129	1,017	85	1,198

	19,099	17,369	1,506	17,529

Earnings (loss) from operations	1,032	511	(52)	(225)

Other income (expense):
Interest expense	(660)	(729)	(42)	(492)
Interest income	260	250	6	36
Interest capitalized	19	15	—	(3)
Gain on sale of investment (Note 7)	41	—	—	—
Miscellaneous, net	1	11	—	76

	(339)	(453)	(36)	(383)
Earnings (loss) before reorganization items, income taxes and equity in earnings of affiliates	693	58	(88)	(608)
Reorganization items, net (Note 1)	—	—	22,709	(20,432)

Earnings (loss) before income taxes and equity in earnings of affiliates	693	58	22,621	(21,040)
Income tax expense	296	29	—	—

Earnings (loss) before equity in earnings of affiliates	397	29	22,621	(21,040)
Equity in earnings of affiliates, net of tax	5	3	5	4

Net income (loss)	$402	$32	$22,626	$(21,036)

See accompanying Combined Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions, except shares)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,239	$3,779
Short-term investments	2,259	308
Restricted cash	291	303
Receivables, less allowance for doubtful accounts (2007—$27; 2006—$27)	880	814
Prepaid fuel	493	283
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2007—$25; 2006—$6)	242	218
Receivables from related parties	151	154
Deferred income taxes	72	114
Prepaid expenses and other	513	348

	6,140	6,321

Operating property and equipment:
Owned—
Flight equipment	9,329	8,952
Advances on flight equipment	91	91
Other property and equipment	1,669	1,441

	11,089	10,484
Less—accumulated depreciation and amortization	(1,062)	(502)

	10,027	9,982

Capital leases—
Flight equipment	1,449	1,511
Other property and equipment	34	34

	1,483	1,545
Less—accumulated amortization	(168)	(81)

	1,315	1,464

	11,342	11,446

Other assets:
Intangibles, less accumulated amortization (Note 8) (2007—$324; 2006—$169)	2,871	3,028
Goodwill (Note 8)	2,280	2,703
Restricted cash	431	506
Aircraft lease deposits	340	539
Investments (Note 7)	122	113
Note receivable from affiliates (Note 19)	—	201
Other, net	710	724

	6,754	7,814

	$24,236	$25,581

See accompanying Combined Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions, except shares)

	December 31,
	2007	2006
Liabilities and Stockholder's Equity
Current liabilities:
Advance ticket sales	$1,918	$1,669
Mileage Plus deferred revenue	1,268	1,111
Accounts payable	882	671
Accrued salaries, wages and benefits	896	795
Advanced purchase of miles (Note 18)	694	681
Long-term debt maturing within one year (Note 12)	678	1,687
Fuel purchase commitments	493	283
Current obligations under capital leases (Note 16)	250	110
Accrued interest	141	241
Other	723	922

	7,943	8,170

Long-term debt (Note 12)	6,412	7,449
Long-term obligations under capital leases (Note 16)	1,106	1,350
Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,569	2,569
Postretirement benefit liability (Note 9)	1,829	1,955
Deferred income taxes	555	596
Other	895	899

	5,848	6,019

Commitments and contingent liabilities (Note 15)
Parent company mandatorily convertible preferred securities (Note 13)	371	361
Stockholder's equity:
Common stock at par, $5 par value; authorized 1,000 shares; issued 205 shares at December 31, 2007	—	—
Additional capital invested	2,000	2,127
Retained earnings	415	23
Accumulated other comprehensive income	141	82

	2,556	2,232

	$24,236	$25,581

See accompanying Combined Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Cash Flows

(In millions)

	Successor		Predecessor
		Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006
	Year Ended December 31, 2007			Year Ended December 31, 2005
Cash flows provided (used) by operating activities:
Net income (Successor Company)	$402	$32	$—	$—
Loss before reorganization items (Predecessor Company)	—	—	(83)	(604)
Adjustments to reconcile to net cash provided (used) by operating activities—
Depreciation and amortization	925	820	68	871
Deferred income taxes	318	29	—	(12)
Mileage Plus deferred revenue and advanced purchase of miles	170	269	14	329
Share-based compensation	49	159	—	—
Special items and debt discount amortization	(48)	47	—	5
Gain on sale of investment	(41)	—	—	—
Postretirement benefit expense, net of contributions	7	76	(9)	(41)
Pension expense (benefit), net of contributions	(5)	(4)	8	143
Amortization of deferred gains	—	—	(6)	(81)
Other operating activities	46	62	9	49
Changes in assets and liabilities—
Decrease (increase) in other current assets	(269)	13	(26)	(83)
Increase in advance ticket sales	249	4	109	214
Increase (decrease) in accounts payable	210	50	25	(39)
Increase (decrease) in accrued liabilities	172	(263)	152	154
Decrease (increase) in receivables	(58)	131	(98)	145

	2,127	1,425	163	1,050

Cash flows provided (used) by reorganization activities:
Reorganization items, net	—	—	22,709	(20,432)
Discharge of claims and liabilities	—	—	(24,389)	—
Revaluation of Mileage Plus frequent flyer deferred revenue	—	—	2,399	—
Revaluation of other assets and liabilities	—	—	(2,111)	—
Increase in aircraft rejection liability	—	—	—	2,860
Increase (decrease) in other liabilities	—	—	38	124
Increase in non-aircraft claims accrual	—	—	421	1,220
Pension curtailment, settlement and termination	—	—	912	16,079
Loss on disposition of property	—	—	—	10

	—	—	(21)	(139)

Cash flows provided (used) by investing activities:
Net (purchases) sales of short-term investments	(1,951)	(233)	2	—
Additions to property and equipment	(658)	(332)	(30)	(469)
Proceeds on sale of investments	128	—	—	—
Purchases of EETC securities	(96)	—	—	—
(Increase) decrease in restricted cash	87	322	(203)	(72)
Proceeds on disposition of property and equipment	18	40	(1)	331
Decrease in segregated funds	—	200	—	—
Other, net	(61)	(52)	(6)	(77)

	(2,533)	(55)	(238)	(287)

Cash flows provided (used) by financing activities:
Proceeds from Credit Facility	—	2,961	—	—
Repayment of Credit Facility	(1,495)	(175)	—	—
Proceeds from DIP financing	—	—	—	310
Repayment of DIP financing	—	(1,157)	—	(16)
Repayment of other long-term debt	(1,255)	(663)	(24)	(285)
Proceeds from issuance of long-term debt	694	—	—	—
Principal payments under capital leases	(177)	(99)	(5)	(94)
Decrease in aircraft lease deposits	80	—	—	—
Proceeds from exercise of stock options	35	10	—	—
Payment of deferred financing costs	(18)	(66)	(1)	(26)
Other, net	2	2	—	6

	(2,134)	813	(30)	(105)

Increase (decrease) in cash and cash equivalents during the period	(2,540)	2,183	(126)	519
Cash and cash equivalents at beginning of period	3,779	1,596	1,722	1,203

Cash and cash equivalents at end of period	$1,239	$3,779	$1,596	$1,722

See accompanying Combined Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Stockholder's Equity (Deficit)

(In millions)

	Receivable from Affiliates	Common Stock	Additional Capital Invested	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Predecessor Company
Balance at December 31, 2004	$(1,237)	$—	$4,213	$(7,773)	$(3,331)	$(8,128)

Net loss	—	—	—	(21,036)	—	(21,036)
Other comprehensive income (loss), net:
Other	—	—	—	—	(1)	(1)
Unrealized losses on derivatives, net	—	—	—	—	(3)	(3)
Minimum pension liability adjustment	—	—	—	—	3,299	3,299

Total comprehensive income (loss), net	—	—	—	(21,036)	3,295	(17,741)

Balance at December 31, 2005	(1,237)	—	4,213	(28,809)	(36)	(25,869)

Net loss before reorganization items—January 2006	—	—	—	(83)	—	(83)
Reorganization items—January 2006	—	—	—	(1,392)	—	(1,392)

Subtotal	(1,237)	—	4,213	(30,284)	(36)	(27,344)
Fresh start adjustments:
Unsecured claims and debt discharge	—	—	—	24,389	—	24,389
Valuation adjustments, net	—	—	—	(288)	—	(288)

Balance at January 31, 2006	(1,237)	—	4,213	(6,183)	(36)	(3,243)

Fresh start adjustments:
Elimination of accumulated deficit and accumulated other comprehensive loss	—	—	—	6,183	36	6,219
Cancellation of receivable from affiliates and additional capital invested	1,237	—	(4,213)	—	—	(2,976)
Issuance of new equity interests in connection with emergence from Chapter 11	—	—	1,952	—	—	1,952

Successor Company
Balance at February 1, 2006	—	—	1,952	—	—	1,952

Net income from February 1 to December 31, 2006	—	—	—	32	—	32
Other comprehensive income (loss), net:
Unrealized loss on derivatives, net	—	—	—	—	(5)	(5)

Total comprehensive income, net	—	—	—	32	(5)	27

Adoption of SFAS 158, net $47 of tax	—	—	—	—	87	87
Preferred stock dividends (Note 13)	—	—	—	(9)	—	(9)
Asset contribution from parent	—	—	6	—	—	6
Share-based compensation	—	—	159	—	—	159
Proceeds from exercise of stock options	—	—	10	—	—	10

Balance at December 31, 2006	—	—	2,127	23	82	2,232

Net income	—	—	—	402	—	402
Other comprehensive income, net:
Unrealized gains on financial instruments, net	—	—	—	—	5	5
Pension and other postretirement plans (Note 9)
Net gain arising during period, net $63 of tax	—	—	—	—	102	102
Less: amortization of prior period gains, net	—	—	—	—	(8)	(8)

Total pension and other postretirement plans	—	—	—	—	94	94

Total comprehensive income, net	—	—	—	402	99	501

Preferred stock dividends (Note 13)	—	—	—	(10)	—	(10)
Adoption of FIN 48	—	—	2	—	—	2
Tax adjustment on SFAS 158 adoption (Note 11)	—	—	—	—	(40)	(40)
MPI Note forgiveness (Note 19)	—	—	(213)	—	—	(213)
Share-based compensation	—	—	49	—	—	49
Proceeds from exercise of stock options	—	—	35	—	—	35

Balance at December 31, 2007	$—	$—	$2,000	$415	$141	$2,556

See accompanying Combined Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements

The Company

        UAL Corporation (together with its consolidated subsidiaries, "UAL") is a holding company whose principal, wholly-owned subsidiary is United Air Lines, Inc. (together with its consolidated subsidiaries, "United"). We sometimes use the words "we," "our," "us" and the "Company" in this Annual Report on Form 10-K for disclosures that relate to both UAL and United.

        This Annual Report on Form 10-K is a combined report of UAL and United. Therefore, these Combined Notes to Consolidated Financial Statements apply to both UAL and United, unless otherwise noted. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL.

        As a result of the adoption of fresh-start reporting in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"), the financial statements before February 1, 2006 are not comparable with the financial statements for periods on or after February 1, 2006. References to "Successor Company" refer to UAL and United on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to "Predecessor Company" refer to UAL and United before February 1, 2006. See Note 1, "Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting," for further details.

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

        The Plan of Reorganization generally provided for the full payment or reinstatement of allowed administrative claims, priority claims and secured claims, and the distribution of new equity and debt securities to the Debtors' creditors and employees in satisfaction of allowed unsecured and deemed claims. The Plan of Reorganization contemplated UAL issuing up to 125 million shares of common stock (out of the one billion shares of new common stock authorized under its certificate of incorporation), including approximately 115 million shares of common stock to unsecured creditors and employees, up to 9.825 million shares of common stock (or options or other rights to acquire shares) under the management equity incentive plan approved by the Bankruptcy Court; and up to 175,000 shares of common stock (or options or other rights to acquire shares) under the director equity incentive plan approved by the Bankruptcy Court. The new common stock was listed on the NASDAQ National Market and began trading under the symbol "UAUA" on February 2, 2006.

        Pursuant to the Plan of Reorganization, UAL issued 5 million shares of 2% mandatorily convertible preferred stock to the Pension Benefit Guaranty Corporation ("PBGC"), approximately $150 million in aggregate principal amount of 5% senior convertible notes issued to holders of certain

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(1) Voluntary Reorganization Under Chapter 11 (Continued)

municipal bonds, $726 million in aggregate principal amount of 4.5% senior limited-subordination convertible notes issued in July 2006 to certain irrevocable trusts established for the benefit of certain employees, and $500 million in aggregate principal amount of 6% senior notes issued to the PBGC. Pursuant to the Plan of Reorganization, UAL may also be obligated to issue up to $500 million of 8% senior unsecured notes to the PBGC contingent upon UAL's future financial performance. See Note 12, "Debt Obligations," for further information.

        Significant Bankruptcy Matters Resolved in 2007.    During 2007, matters related to the termination of the United Airlines Pilot Defined Benefit Pension Plan (the "Pilot Plan") were resolved in the Company's favor. The matters generally involved (a) whether the Pilot Plan should have been involuntary terminated under the Employee Retirement Income Security Act, and (b) the obligation of the Company to make benefit payments under the plan pending the resolution of such termination. These matters were resolved during 2007 as a result of favorable rulings by the applicable courts and exhaustion of all avenues available for appeal.

        Significant Matters Remaining to be Resolved in Chapter 11 Cases.    The following matters remain to be resolved in the Bankruptcy Court or another court. See Claims Resolution Process, below, for details of special items recognized in the Statements of Consolidated Operations for these matters.

  (a)
  SFO Municipal Bond Secured Interest.    HSBC Bank Inc. ("HSBC"), as trustee for the 1997 municipal bonds related to San Francisco International Airport ("SFO"), filed a complaint against United asserting a security interest in United's leasehold for portions of its maintenance base at SFO. Pursuant to Section 506(a) of the Bankruptcy Code, HSBC alleges that it is entitled to be paid the value of that security interest, which HSBC had claimed was as much as $257 million. HSBC and United went to trial in April 2006 and the Bankruptcy Court rejected as a matter of law HSBC's $257 million claim. HSBC subsequently alleged that it was entitled to $154 million, or at a minimum, approximately $93 million. The parties tried the case and filed post-trial briefs which were heard by the Bankruptcy Court. In October 2006, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $27 million. United has accrued this amount as its estimated obligation at December 31, 2007. After the Bankruptcy Court denied various post-trial motions, both parties have appealed to the District Court and those appeals are pending.

  (b)
  LAX Municipal Bond Secured Interest.    There is pending litigation before the Bankruptcy Court regarding the extent to which the Los Angeles International Airport ("LAX") municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. At December 31, 2006, United had accrued $60 million for this matter. Trial on this matter occurred during April 2007 and the two parties filed post-trial briefs in the second quarter of 2007. In August 2007, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $33 million, which United has accrued at December 31, 2007. Both parties have appealed to the District Court and those appeals are pending.

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

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(1) Voluntary Reorganization Under Chapter 11 (Continued)

through settlement or objections ordered by the Bankruptcy Court. The Company will continue to settle claims and file additional objections with the Bankruptcy Court.

        With respect to unsecured claims, once a claim is deemed to be valid, either through the Bankruptcy Court process or through other means, the claimant is entitled to a distribution of common stock in Successor UAL. Pursuant to the terms of the Plan of Reorganization, 115 million shares of common stock in Successor UAL have been authorized to be issued to satisfy valid unsecured claims. The Bankruptcy Court confirmed the Plan of Reorganization and established January 20, 2006 as the record date for purposes of establishing the persons that are claimholders of record to receive distributions. Approximately 112.2 million common shares have been issued and distributed to holders of valid unsecured claims between February 2, 2006, the first distribution date established in the Plan of Reorganization, and December 31, 2007. As of December 31, 2007, approximately 46,000 valid unsecured claims aggregating to approximately $29.2 billion in claim value had received those common shares to satisfy those claims. There are 2,802,797 remaining shares of UAL common stock held in reserve to satisfy all of the remaining disputed and undisputed unsecured claim values, once the remaining claim disputes are resolved. The final distributions of shares will not occur until 2008 or later, pending resolution of bankruptcy matters.

        The Company's current estimate of the probable range of unsecured claims to be allowed by the Bankruptcy Court is between $29.3 billion and $29.6 billion. Differences between claim amounts filed and the Company's estimates continue to be investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims will receive under the Plan of Reorganization no more than their pro rata share of the distribution of the 115 million shares of common stock of Successor UAL, together with the previously-agreed issuance of certain securities.

        With respect to valid administrative and priority claims, pursuant to the terms of the Plan of Reorganization these claims will be satisfied with cash. Many asserted administrative and priority claims still remain unpaid, and the Company will continue to settle claims and file objections with the Bankruptcy Court to eliminate or reduce such claims. In addition, certain disputes, the most significant of which are discussed in "Significant Matters Remaining to be Resolved in Chapter 11 Cases," above, still remain with respect to the valuation of certain claims. The Company accrued an obligation for claims it believed were reasonably estimable and probable at the Effective Date. However, the claims resolution process is uncertain and adjustments to claims estimates could result in material adjustments to the Successor Company's financial statements in future periods as a result of court rulings, the receipt of new or revised information or the finalization of these matters.

        The table below includes activity related to the administrative and priority claims and other bankruptcy-related claim reserves including reserves related to legal, professional and tax matters, among others, for the Successor Company for the twelve and eleven months ended December 31, 2007 and 2006, respectively. These reserves are primarily classified in other current liabilities in the Statements of Consolidated Financial Position. Certain of the accrual adjustments identified below are a direct result of the Company's ongoing efforts to resolve certain bankruptcy pre-confirmation

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(1) Voluntary Reorganization Under Chapter 11 (Continued)

contingencies and do not relate directly to the Company's ongoing performance; therefore, the Company considers these adjustments to be special.

(In millions)	2007	2006
Balance at January 1, 2007 and February 1, 2006	$325	$583
Payments	(83)	(193)
Accruals reclassified	(31)	—	(a)
Adjustments impacting income:
Accrual adjustments classified as special revenue credits	(45)	—	(b)
Other changes in contingent liabilities classified as revenues	(26)	—	(c)
Accrual adjustments classified as special expense credits	(30)	(36	)(d)
Accrual adjustments classified as other operating expense credits	(12)	(29	)(e)

Total adjustments impacting income	(113)	(65)

Balance at December 31, 2007 and 2006	$98	$325

Total credit to operating income during period from above items	$(113)	$(65)
Additional special operating expense credit	(14)	—	(f)

Total operating income benefit	$(127)	$(65)

(a)
This amount relates to accruals that are still recognized in the Company's Statements of Consolidated Financial Position; however, these accruals are now deemed to be no longer directly related to bankruptcy proceedings; therefore, the accruals are no longer classified as part of bankruptcy administrative and priority claims.

(b)
In the third quarter of 2007, the Company recorded a change in estimate for certain liabilities relating to bankruptcy administrative claims. This adjustment resulted directly from the progression of the Company's ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies; therefore, it was classified as a special operating revenue credit of $45 million that relates to both Mainline passenger revenues ($37 million) and United Express revenues ($8 million).

(c)
The Company separately recorded a $26 million benefit from a change in estimate to certain other contingent liabilities based largely on changes in underlying facts and circumstances occurring during the third quarter. This benefit was recorded as a credit to mainline passenger revenues of $22 million, and to regional affiliate revenues of $4 million.

(d)
The 2007 amount relates to special operating expense credits of $30 million relating to ongoing litigation for San Francisco and Los Angeles facility lease secured interests as discussed above. For 2006, the $36 million benefit consists of a $12 million net benefit related to SFO and LAX lease litigation and a $24 million benefit related to pension matters, as discussed in Note 20, "Special Items."

(e)
This amount relates to accrual adjustments impacting various operating expense line items that the Company recorded due to a change in estimate for certain liabilities relating to bankruptcy administrative claims. These adjustments resulted directly from the progression of the Company's ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies.

(f)
This amount relates to an accrual adjustment that the Company recorded due to a change in estimate for certain liabilities relating to bankruptcy administrative claims. This adjustment, which was recorded as a credit to other operating expense, resulted directly from the progression of the Company's ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(1) Voluntary Reorganization Under Chapter 11 (Continued)

        Financial Statement Presentation.    The Company has prepared the accompanying consolidated financial statements in accordance with SOP 90-7 and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

        SOP 90-7 requires that the financial statements for periods after a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements as reorganization items, net. For the month ended January 31, 2006 and the year ended December 31, 2005, the Predecessor Company recognized the following primarily non-cash reorganization income (expense) in its financial statements:

	Period from January 1 to January 31, 2006		Year Ended December 31, 2005
(In millions)
	UAL	United	UAL	United
Discharge of claims and liabilities	$24,628	$24,389	$—	$—	(a)
Revaluation of frequent flyer obligations	(2,399)	(2,399)	—	—	(b)
Revaluation of other assets and liabilities	2,106	2,111	—	—	(c)
Employee-related charges	(898)	(898)	(6,529)	(6,529	)(d)
Contract rejection charges	(429)	(421)	(523)	(523	)(e)
Professional fees	(47)	(47)	(230)	(230)
Pension-related charges	(14)	(14)	(8,925)	(8,925	)(f)
Aircraft claim charges	—	—	(3,005)	(2,967	)(g)
Municipal bond charges	—	—	(688)	(688	)(h)
Retiree-related charges	—	—	(652)	(652	)(i)
Impairment on lease certificates	—	—	(134)	(3	)(j)
Aircraft refinance adjustments	—	—	60	60	(j)
Other	(13)	(12)	25	25

	$22,934	$22,709	$(20,601)	$(20,432)

(a)
The discharge of claims and liabilities primarily relates to those unsecured claims arising during the bankruptcy process, such as those arising from the termination and settlement of the Company's U.S. defined benefit pension plans and other employee claims; aircraft-related claims, such as those arising as a result of aircraft rejections; other unsecured claims due to the rejection or modification of executory contracts, unexpired leases and regional carrier contracts; and claims associated with certain municipal bond obligations based upon their rejection, settlement or the estimated impact of the outcome of pending litigation. In accordance with the Plan of Reorganization, the Company discharged its obligations to unsecured creditors in exchange for the distribution of 115 million common shares of Successor UAL and the issuance of certain other UAL securities. Accordingly, UAL and United recognized a non-cash reorganization gain of $24.6 billion and $24.4 billion, respectively.

(b)
The Company revalued its Mileage Plus Frequent Flyer Program ("Mileage Plus") obligations at fair value as a result of fresh-start reporting, which resulted in a $2.4 billion non-cash reorganization charge.

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

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(1) Voluntary Reorganization Under Chapter 11 (Continued)

(d)
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

(e)
Contract rejection charges are non-cash costs that include estimated claim values resulting from the Company's rejection or negotiated modification of certain contractual obligations such as executory contracts, unexpired leases and regional carrier contracts.

(f)
Upon termination and settlement of the Pension Plans, the Company recognized non-cash curtailment charges of $640 million in 2005, associated with actions taken by the PBGC to involuntarily terminate United Air Lines, Inc. Ground Employees' Retirement Plan (the "Ground Employees Plan"), United Airlines Flight Attendant Defined Benefit Pension Plan (the "Flight Attendant Plan") and United Airlines Management, Administrative and Public Contact Defined Benefit Pension Plan ("MAPC Plan"). The PBGC was appointed trustee for the Ground Employees Plan effective May 23, 2005 and the MAPC Plan and the Flight Attendant Plan, both effective June 30, 2005, and the Pilot Plan effective October 26, 2005, assuming all rights and powers over the pension assets and obligations of each plan. Upon termination and settlement of these plans, the Company recognized non-cash net settlement losses of approximately $1.1 billion in 2005 in accordance with Statement of Financial Accounting Standards No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits ("SFAS 88"). Further, the Company recognized a non-cash charge of $7.2 billion related to a final settlement with the PBGC as a result of the termination of the defined benefit pension plans. In addition, the Company recognized a non-cash settlement loss in the amount of $10 million during 2005 for the termination of the non-qualified supplemental retirement plan for management employees who had benefits under the tax-qualified pension plan that could not be paid under the qualified plan due to Internal Revenue Code limitations.

(g)
Aircraft claim charges include the Company's estimate of claims incurred as a result of the rejection of certain aircraft leases and return of aircraft as part of the bankruptcy process, together with certain claims resulting from the modification of other aircraft financings in bankruptcy.

(h)
Municipal bond obligations include the Company's best estimate of unsecured claims incurred as a result of certain restructured municipal bond obligations, together with certain claims expected to result from the rejection and litigation of other municipal bond obligations. The ultimate disposition of the SFO and LAX security interests remain subject to the uncertain outcome of pending litigation.

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

(j)
In accordance with the term sheets reached with the Public Debt Group, UAL agreed to cancel certain 1997-1 EETC certificates that were held by a related party. Accordingly, in 2005, UAL recorded a non-cash charge in the amount of $134 million for the principal and interest on such certificates. In addition, the Company recorded adjustments retroactively for aircraft rent and interest expense in the amount of $60 million to reflect the revised aircraft financing terms.

        Fresh-Start Reporting.    Upon emergence from its Chapter 11 proceedings on February 1, 2006, the Company adopted fresh-start reporting in accordance with SOP 90-7. The Company's emergence from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(1) Voluntary Reorganization Under Chapter 11 (Continued)

Accordingly, the Company's consolidated financial statements on or after February 1, 2006 are not comparable to its pre-emergence consolidated financial statements because they are, in effect, those of a new entity. See the Company's Statements of Consolidated Financial Position, below.

        Fresh-start reporting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh-start reporting, the Company's asset values are remeasured using fair value, and are allocated in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). The excess of reorganization value over the fair value of net tangible and identifiable intangible assets and liabilities is recorded as goodwill in the accompanying Statements of Consolidated Financial Position. In addition, fresh-start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). In accordance with SOP 90-7, the Company was required to adopt on February 1, 2006 all accounting guidance that was going to become effective within the subsequent twelve-month period. In accordance with SFAS 141, the preliminary allocation of the reorganization value was subject to additional adjustment within one year after emergence from bankruptcy to provide the Company with the time to complete the valuation of its assets and liabilities. See (c) "Revaluation of Assets and Liabilities," below, for further information about adjustments recorded by the Company after the Effective Date.

        Estimates of fair value represent the Company's best estimates, which are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. To facilitate the calculation of the enterprise value of the Successor Company, the Company developed a set of financial projections. Based on these financial projections, the equity value was determined by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies; (ii) a review and analysis of several recent transactions of companies in similar industries to the Company; and (iii) a calculation of the present value of the future cash flows of the Company under its projections. The estimated enterprise value, and corresponding equity value, is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions. The estimated equity value of the Company was calculated to be approximately $1.9 billion. The estimates and assumptions made in this valuation are inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially. Moreover, the market value of UAL's common stock may differ materially from the equity valuation.

        The implementation of the Plan of Reorganization and the effects of the consummation of the transactions contemplated therein, which included settlement of various liabilities, issuance of certain securities, incurrence of new indebtedness, repayment of old indebtedness, and other cash payments and the adoption of fresh-start reporting in the Company's Statements of Consolidated Financial Position are presented below. As discussed in Note 12, "Debt Obligations," certain instruments issued by UAL have been pushed down to United and are reflected as obligations of United. As the UAL and United

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(1) Voluntary Reorganization Under Chapter 11 (Continued)

amounts are substantially identical, the table below provides detail of UAL amounts and summarized United amounts.

		Fresh-Start Adjustments
		(a)	(b)	(c)
(In millions, except shares)	Predecessor	Settlement of Unsecured Claims	Reinstatement of Liabilities	Revaluation of Assets and Liabilities	Successor
UAL Assets
Current assets:
Cash and cash equivalents	$1,631	$—	$—	$—	$1,631
Restricted cash	847	—	—	1	848
Short-term investments	75	—	—	—	75
Receivables, net	935	—	—	10	945
Prepaid fuel	280	—	—	—	280
Aircraft fuel, spare parts and supplies, net	195	—	—	(24)	171
Deferred income taxes	27	—	—	102	129
Prepaid expenses and other	499	—	—	105	604

	4,489	—	—	194	4,683

Operating property and equipment:
Owned—
Flight equipment	13,446	—	—	(4,842)	8,604
Advances on flight equipment	128	(25)	—	—	103
Other property and equipment	3,838	—	—	(2,545)	1,293

	17,412	(25)	—	(7,387)	10,000
Less—Accumulated depreciation and amortization	(6,158)	—	—	6,158	—

	11,254	(25)	—	(1,229)	10,000

Capital leases—
Flight equipment	2,581	—	—	(1,145)	1,436
Other property and equipment	84	—	—	(69)	15

	2,665	—	—	(1,214)	1,451
Less—Accumulated amortization	(747)	—	—	747	—

	1,918	—	—	(467)	1,451

	13,172	(25)	—	(1,696)	11,451

Other assets:
Intangibles, net	350	—	—	2,842	3,192
Goodwill	17	14	—	2,734	2,765
Aircraft lease deposits	492	—	—	—	492
Restricted cash	315	—	—	—	315
Investments	25	—	—	87	112
Prepaid rent	66	—	—	(58)	8
Pension assets	10	—	—	(9)	1
Other, net	619	—	—	201	820

	1,894	14	—	5,797	7,705

UAL total assets	$19,555	$(11)	$—	$4,295	$23,839

United total assets	$19,595	$(11)	$—	$4,416	$24,000

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(1) Voluntary Reorganization Under Chapter 11 (Continued)

		Fresh-Start Adjustments
		(a)	(b)	(c)
(In millions, except shares)	Predecessor	Settlement of Unsecured Claims	Reinstatement of Liabilities	Revaluation of Assets and Liabilities	Successor
UAL Liabilities & Stockholders' Equity (Deficit)
Current liabilities:
Long-term debt maturing within one year	$13	$—	$519	$—	$532
Advance ticket sales	1,679	—	—	(14)	1,665
Mileage Plus deferred revenue	709	—	—	356	1,065
Accrued salaries, wages and benefits	927	37	—	—	964
Advanced purchase of miles	686	—	—	—	686
Accounts payable	614	—	—	3	617
Fuel purchase commitments	280	—	—	—	280
Current obligations under capital leases	20	—	77	(5)	92
Other	617	90	546	(18)	1,235

	5,545	127	1,142	322	7,136

Long-term debt:
DIP Financing	1,157	—	—	—	1,157
Limited-Subordination Notes	—	708	—	—	708
Other	141	424	5,115	(143)	5,537

	1,298	1,132	5,115	(143)	7,402

Long-term obligations under capital leases	101	—	1,209	(35)	1,275

Other liabilities and deferred credits:
Mileage Plus deferred revenue	276	—	—	2,065	2,341
Postretirement benefit liability	1,918	—	—	66	1,984
Deferred income taxes	478	—	—	218	696
Deferred pension liability	95	—	—	29	124
Other	552	1	79	12	644

	3,319	1	79	2,390	5,789

Liabilities subject to compromise	36,336	(28,136)	(7,545)	(655)	—

Mandatorily convertible preferred stock	—	352	—	—	352

Stockholders' equity (deficit):
Preferred stock	—	—	—	—	—
ESOP preferred stock	—	—	—	—	—
Common stock at par	1	1	—	(1)	1
Additional capital invested	5,064	1,884	—	(5,064)	1,884
Retained earnings (deficit)	(30,606)	24,628	—	5,978	—
Stock held in treasury, at cost
Preferred, 10,213,519 depositary shares	(305)	—	—	305	—
Common, 16,121,446 shares	(1,162)	—	—	1,162	—
Accumulated other comprehensive income (loss)	(36)	—	—	36	—

	(27,044)	26,513	—	2,416	1,885

UAL total liabilities & stockholders' equity (deficit)	$19,555	$(11)	$—	$4,295	$23,839

United total liabilities & stockholder's equity (deficit)	$19,595	$(11)	$—	$4,416	$24,000

(a)
Settlement of Unsecured Claims.    This column reflects a discharge of $28.1 billion and $28.0 billion of liabilities subject to compromise pursuant to the terms of the Plan of Reorganization for UAL and United, respectively. Along with other

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(1) Voluntary Reorganization Under Chapter 11 (Continued)

  creditor and employee claims incurred through the bankruptcy proceedings (i.e., by the rejection of aircraft, executory contracts, etc.), discharged liabilities include claims related to termination of the Debtors' defined benefit pension plans. Pursuant to the Plan of Reorganization, the unsecured creditors will receive 115 million common shares of Successor UAL in satisfaction of such claims, together with certain UAL debt securities and UAL preferred stock. UAL and United recorded $24.6 billion and $24.4 billion, respectively, of non-cash reorganization gains on the discharge of unsecured claims net of newly-issued securities. See "Financial Statement Presentation," above for further details.

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

(c)
Revaluation of Assets and Liabilities.    Fresh-start adjustments were made to reflect asset values at their estimated fair value and liabilities at estimated fair value or the present value of amounts to be paid, including:

•
Recognition of additional estimated fair value of $2.8 billion for international route authorities, airport slots, trade names and other separately-identifiable intangible assets,

•
Recognition of additional estimated fair value of $2.4 billion for the Mileage Plus frequent flyer obligation,

•
Adjustments of $1.3 billion to reduce the values of operating property and equipment, including owned assets and assets under capital leases, to their estimated fair market value,

•
Adjustments of $0.4 billion to reduce recorded flight equipment net book value as a result of refinancing certain aircraft from mortgage and capital lease financing to operating lease financing,

•
The elimination of the Predecessor Company's equity accounts, and establishment of the opening equity of the Successor Company, and

•
Net changes in deferred tax assets and liabilities, together with other miscellaneous adjustments.

        Additionally, the Company recorded goodwill of $2.8 billion upon exit from bankruptcy to reflect the excess of the Successor Company's reorganization value over the estimated fair value of net tangible and identifiable intangible assets and liabilities. In addition, deferred tax assets and liabilities were adjusted based upon additional information, including adjustments to fair value estimates of underlying assets and liabilities.

        Post-Emergence Items.    Certain additional Successor Company transactions occurred on or after February 2, 2006 and have been reflected in the accompanying Statements of Consolidated Financial Position at December 31, 2006.

        Release of Segregated Funds.    The Company reclassified $271 million for the release of cash previously restricted by a certain credit card processor. Additionally, $200 million of cash segregated for the payment of certain tax liabilities and recorded as other current assets before the Effective Date, was released and reclassified to unrestricted cash.

        Goodwill.    During the eleven months ended December 31, 2006, goodwill was decreased by $62 million as a result of reversing the valuation allowance for deferred tax assets. See Note 8, "Intangibles," for further information.

        DIP and Credit Facility Financing Transactions.    On the Effective Date, the Company received $1.4 billion in net proceeds from the credit facility, consisting of borrowings of $2.6 billion under the credit facility which includes $161 million borrowed under the revolving credit facility, and the simultaneous repayment of the Company's $1.2 billion debtor-in-possession credit facility (the "DIP Financing"). For further details, see Note 12, "Debt Obligations."

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(1) Voluntary Reorganization Under Chapter 11 (Continued)

        Adjustments of Preconfirmation Contingencies.    The Company recorded its best estimates for certain preconfirmation contingent liabilities that were not resolved at the Effective Date. In accordance with AICPA Practice Bulletin 11, Accounting for Preconfirmation Contingencies in Fresh-Start Reporting, ("Practice Bulletin 11"), the Company has recorded the impact of revisions to these estimates in current results of operations as discussed in the "Claims Resolution Process" section above and in Note 20, "Special Items."

(2) Summary of Significant Accounting Policies

        (a)   Basis of Presentation—UAL is a holding company whose principal subsidiary is United. The Company's consolidated financial statements include the accounts of its majority-owned affiliates. All significant intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

        Upon emergence from its Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with SOP 90-7 as of February 1, 2006. The Company's emergence from reorganization resulted in a new reporting entity with no retained earnings or accumulated deficit as of February 1, 2006. Accordingly, the Company's consolidated financial statements for periods before February 1, 2006 are not comparable to consolidated financial statements presented on or after February 1, 2006.

        (b)   Reclassifications—In 2007, UAL and United changed their classification of certain distribution-related costs, previously included in purchased services and commissions, to classify these costs as distribution expenses in the Statements of Consolidated Operations. Prior to 2007, "Commissions" were reported as a separate expense item and credit card transaction fees and global distribution systems ("GDS") transaction expenses were part of the "Purchased services" line item. The distribution expenses previously reported for the month of January 2006, the eleven months ended December 31, 2006 and the year ended December 31, 2005 were reclassified to provide a comparable presentation with results for the year ended December 31, 2007. Amounts originally reported in the Company's 2006 Annual Report on Form 10-K as "Commissions" and amounts reported as part of "Purchased services"

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

that have been reclassified to "Distribution expenses" in the Company's 2007 Annual Report on Form 10-K are shown below:

	Successor	Predecessor
(In millions)	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	Year Ended December 31, 2005
UAL and United
Commissions (historical)	$291	$24	$305
Purchased services (historical)	447	36	470

Distribution expenses (new)	$738	$60	$775

UAL
Purchased services (historical)	$1,595	$134	$1,524
Reclassed to distribution expense	(447)	(36)	(470)

Purchased services (new)	$1,148	$98	$1,054

United
Purchased services (historical)	$1,593	$133	$1,519
Reclassed to distribution expense	(447)	(36)	(470)

Purchased services (new)	$1,146	$97	$1,049

        (c)   Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Under fresh-start reporting, the Company's asset values were remeasured using fair value, which was allocated using the purchase method of accounting in conformity with SFAS 141. In addition, fresh-start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value, or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with SFAS 109.

        Estimates of the fair value of assets and liabilities were determined based on the Company's best estimates as discussed in Note 1, "Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting," above. The Company also estimates fair value of its financial instruments and its reporting units and indefinite-lived intangible assets for testing impairment of indefinite-lived intangible assets, including goodwill. These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

        (d)   Airline Revenues—The value of unused passenger tickets and miscellaneous charge orders ("MCO's") are included in current liabilities as advance ticket sales. United records passenger ticket sales and tickets sold by other airlines for use on United as operating revenues when the transportation is provided or when the ticket expires. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Non-refundable tickets generally expire on the date of the

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Fees charged in association with changes or extensions to nonrefundable tickets are recorded as passenger revenue at the time the fee is incurred. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company's additional service to modify a previous order. Therefore, the pricing of the change fee and the initial customer order are separately determined and represent distinct earnings processes. Refundable tickets expire after one year.

        MCO's can be either exchanged for a passenger ticket or refunded after issuance. United also records an estimate of MCO's that will not be exchanged or refunded as revenue ratably over the validity period based on historical results.

        United records an estimate of tickets that have been used, but not recorded as revenue due to system processing errors, as revenue in the month of sale based on historical results. Due to complex industry pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates both as to the timing of recognition and the amount of revenue to be recognized. These estimates are based on the evaluation of actual historical results. United recognizes cargo and mail revenue as service is provided.

        (e)   Cash and Cash Equivalents, Short-Term Investments, Restricted Cash—Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Other investments are classified as short-term investments. Investments classified as held-to-maturity are stated at amortized cost, which approximates market due to their short-term maturities. Investments in debt securities classified as available-for-sale are stated at fair value. The gains or losses from sales of available-for-sale securities are included in interest income.

        At December 31, 2007, UAL's and United's investments in debt securities classified as held-to-maturity included $1.3 billion and $1.2 billion, respectively, recorded in cash and cash equivalents and $2.3 billion recorded in short-term investments for both UAL and United. At December 31, 2006, UAL and United both had investments in debt securities classified as held-to-maturity of $3.8 billion and recorded in cash and cash equivalents and $312 million and $308 million, respectively, recorded in short-term investments.

        Short-term and long-term restricted cash in the Company's Statements of Consolidated Financial Position represents security for workers' compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. Financial and other institutions with which the Company conducts its business may require additional levels of security deposits or reserve holdbacks.

        See Note 7, "Investments," for information related to the Company's investments in non-current debt securities.

        (f)    Aircraft Fuel, Spare Parts and Supplies—The Company records fuel, maintenance, operating supplies, and aircraft spare parts at cost when acquired, and provides an obsolescence allowance for aircraft spare parts.

        (g)   Operating Property and Equipment—Owned operating property and equipment, and equipment under capital leases, were stated at fair value as of February 1, 2006. The Company records additions

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

to owned operating property and equipment at cost when acquired. Property under capital leases, and the related obligation for future lease payments, is recorded at an amount equal to the initial present value of those lease payments.

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

        Properties under capital leases are amortized on the straight-line method over the life of the lease or, in the case of certain aircraft, over their estimated service lives. Lease terms are 5 to 17 years for aircraft and 40 years for buildings. Amortization of capital leases is included in depreciation and amortization expense.

        Maintenance and repairs, including the cost of minor replacements, are charged to maintenance expense as incurred, except for costs incurred under our power-by-the-hour engine maintenance agreements, which are expensed based upon the number of hours flown. Costs of additions to and renewals of units of property are capitalized as property and equipment additions.

        (h)   Mileage Plus Awards—As a result of the adoption of fresh-start reporting, the Mileage Plus frequent flyer obligation was revalued at the Effective Date to reflect the estimated fair value of miles to be redeemed in the future. Outstanding miles earned by flying United or its partner carriers were revalued using a weighted-average per-mile equivalent ticket value, taking into account such factors as historical redemption patterns, differing classes of service and domestic and international ticket itineraries, which can be reflected in awards chosen by Mileage Plus members.

        The Successor Company also elected to change its accounting policy as of the Effective Date from an incremental cost basis to a deferred revenue model, to measure its obligation for miles to be redeemed based upon the equivalent ticket value of similar fares on United or amounts paid to Star Alliance partners, as applicable. Effective December 31, 2007, United's policy for customer accounts which are inactive for a period of 18 consecutive months is to cancel all miles contained in those accounts at the end of the 18 month period of inactivity. The Company recognizes revenue from the expiration of miles in such deactivated accounts by amortizing such expiration over the 18 month expiration period.

        Prior to December 31, 2007, the expiration period was 36 months and revenue from expiration was amortized over the 36 month expiration period. This change in the expiration period provided a benefit to United's operating revenues of $246 million for the year ended December 31, 2007. The pre-tax diluted per share benefit to UAL was approximately $1.60 for the year ended December 31, 2007. Additional future changes to program rules and program redemption opportunities can significantly alter customer behavior from historical patterns, which may result in material changes to the deferred revenue balance, as well as passenger revenues.

        See Note 18, "Advanced Purchase of Miles," for additional information related to the Mileage Plus program.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        (i)    Deferred Gains—Gains on aircraft sale and leaseback transactions are deferred and amortized over the terms of the related leases as a reduction of aircraft rent expense.

        (j)    United Express—United has agreements under which independent regional carriers, flying under the United Express name, connect passengers to other United Express and/or United flights (the latter of which we also refer to as "mainline" operations, to distinguish them from United Express regional operations). The vast majority of United Express flights are operated under capacity agreements, while a relatively smaller number are operated under prorate agreements.

        United Express operating revenues and expenses are classified as "Passenger—Regional Affiliates" and "Regional affiliates," respectively, in the Statements of Consolidated Operations, the latter includes both allocated and direct costs. Direct costs represent expenses that are specifically and exclusively related to United Express flying activities, such as capacity agreement payments, commissions, booking fees, fuel expenses and dedicated staffing. The capacity agreement payments are based on specific rates for various operating expenses of the United Express carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed per month. Allocated costs represent United Express's portion of shared expenses and include charges for items such as airport operating costs, reservation-related costs, credit card discount fees and facility rents. For each of these expense categories, the Company estimates United Express's portion of total expense and allocates the applicable portion of expense to the United Express carrier.

        United has the right to exclusively operate and direct the operations of these aircraft, and accordingly the minimum future lease payments for these aircraft are included in the Company's lease obligations. See Note 10, "Segment Information" and Note 16, "Lease Obligations," for additional information related to United Express.

        The Company recognizes revenue as flown on a net basis for flights on United Express covered by prorate agreements.

        United has call options on 152 regional jet aircraft currently being operated by certain United Express carriers. At December 31, 2007, none of the call options were exercisable because none of the required conditions to make an option exercisable by the Company were met.

        (k)   Advertising—Advertising costs, which are included in other operating expenses, are expensed as incurred.

        (l)    Intangibles—Goodwill represents the excess of the reorganization value of the Successor Company over the fair value of net tangible assets and identifiable intangible assets and liabilities resulting from the application of SOP 90-7. Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. The Mileage Plus customer database is amortized on an accelerated basis utilizing cash flows correlating to the expected attrition rate of the Mileage Plus database. The other customer relationships, which are included in "Contracts," are amortized in a manner consistent with the timing and amount of revenues that the Company expects to generate from these customer relationships. All other definite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs. SFAS 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of a reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to such difference.

        The Company assesses the fair value of its reporting units considering both the market and income approaches. Under the market approach, fair value is based on a comparison of similar publicly traded companies. Under the income approach, fair value is based on the present value of estimated future cash flows. The income approach is dependent on a number of assumptions including estimates of future capacity, passenger yield, traffic, operating costs including jet fuel prices, appropriate discount rates and other relevant assumptions.

        No impairments of goodwill or indefinite-lived assets have been identified since the Effective Date. See Note 8, "Intangibles" for additional information.

        (m)  Measurement of Impairments—In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS 142, the Company evaluates the carrying value of long-lived assets and intangible assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. An impairment charge is recognized when the asset's carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset's carrying value and fair market value.

        (n)   Share-Based Compensation—The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R") effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

        Before the adoption of SFAS 123R, the Company accounted for these plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and disclosed the pro forma compensation expense as required under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, ("SFAS 123"). No stock-based employee compensation cost for stock options is reflected in the Company's financial statements for 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS 123, the Company's 2005 net loss and loss per share would have increased by $4 million and four cents, respectively. See Note 5, "Share-Based Compensation Plans," for additional information.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        (o)   Ticket Taxes—Certain governmental taxes are imposed on United's ticket sales through a fee included in ticket prices. United collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis (excluded from operating revenues).

        (p)   New Accounting Pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements. As originally issued, SFAS 157 is effective for fiscal years beginning January 1, 2008. The Company does not expect the adoption of SFAS 157 with respect to its financial assets and financial liabilities to have a material impact on its results of operations or financial position.

        In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-b. This FSP delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until periods beginning January 1, 2009. The Company is currently evaluating the impact of SFAS 157 on the reporting and disclosure of its nonfinancial assets and nonfinancial liabilities.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement is effective for the Company as of January 1, 2008. The Company did not elect to apply the provisions of SFAS 159 to any of its existing financial assets or financial liabilities at January 1, 2008.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). This statement replaces Statement of Financial Accounting Standards No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. In addition, SFAS 141R provides new guidance intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS 141R is effective for the Company for any business combinations with an acquisition date on or after January 1, 2009. The Company will apply the provisions of SFAS 141R to any business combinations within the scope of SFAS 141R after its effective date. In accordance with the provisions of SFAS 141R that amended SFAS 109, beginning January 1, 2009, the Company will be required to recognize any changes in the valuation allowance for deferred tax assets, which was established as part of fresh-start reporting, to be recognized as an adjustment to income tax expense. This reflects a change from current practice which

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

requires changes in the valuation allowance to first reduce goodwill to zero and then to reduce intangible assets to zero.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). This statement amends Accounting Research Bulletin 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest (also known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company for periods beginning January 1, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

        In 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R ("SFAS 158").

        (q)   Income Tax Contingencies—UAL and United have recorded reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Certain of these reserves are for uncertain income tax positions taken on income tax returns which are accounted for in accordance with FIN 48, effective January 1, 2007. Although management believes that the positions taken on previously filed tax returns are reasonable, UAL and United nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company's tax contingency reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. See Note 6, "Income Taxes," for further information related to uncertain income tax positions and the adoption of FIN 48.

(3) UAL Common Stockholders' Equity

        As a result of the Plan of Reorganization becoming effective on February 1, 2006, the then-outstanding equity securities as well as the shares held in treasury of Predecessor UAL were canceled. New UAL common stock began trading on the NASDAQ market on February 2, 2006 under the symbol "UAUA." In accordance with the Plan of Reorganization, Successor UAL established the equity structure in the table below upon emergence and, on February 2, 2006, began distributing portions of the shares of new common stock to certain general unsecured creditors and employees and certain management employees and non-employee directors.

Party of Interest	Shares of Successor UAL Common Stock
General unsecured creditors and employees	115,000,000
Management equity incentive plan ("MEIP")	9,825,000
Director equity incentive plan ("DEIP")	175,000

125,000,000

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(3) UAL Common Stockholders' Equity (Continued)

        Changes in the number of shares of UAL common stock outstanding during the year ended December 31, 2007, the eleven month period ended December 31, 2006, the one month period ended January 31, 2006 and the year ended December 31, 2005 were as follows:

	Successor		Predecessor
UAL	Year Ended December 31, 2007	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	Year Ended December 31, 2005
Shares outstanding at beginning of period, net of treasury shares	112,280,629	116,220,959	116,220,959	116,220,959
Cancellation of Predecessor UAL stock	—	(116,220,959)	—	—
Issuance of Successor UAL stock to creditors	3,849,389	108,347,814	—	—
Issuance of Successor UAL stock to employees	1,155,582	4,240,526	—	—
Issuance of Successor UAL stock to directors	—	100,000	—	—
Forfeiture of non-vested Successor UAL stock	(104,733)	(270,934)	—	—
Shares acquired for treasury	(259,818)	(136,777)	—	—

Shares outstanding at end of period	116,921,049	112,280,629	116,220,959	116,220,959

Treasury shares at beginning of period	136,777	—
Shares acquired for treasury	259,818	136,777

Treasury shares at end of period	396,595	136,777

        At December 31, 2007, 2.8 million of the initial 115 million shares authorized remain to be distributed to employees and holders of previously allowed claims and disputed claims that are pending final resolution. All treasury shares were MEIP shares acquired either for tax withholding obligations or as consideration under an employment agreement. Forfeited MEIP shares or MEIP shares that are settled for cash or stock are automatically available again for issuance under the MEIP. See Note 5, "Share-Based Compensation Plans" for additional information related to the remaining grants available to be awarded under the MEIP and DEIP and outstanding option awards, neither of which are included in outstanding shares above.

(4) UAL Per Share Amounts

        In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), basic per share amounts were computed by dividing earnings (loss) available to common stockholders by the weighted-average number of shares of UAL common stock outstanding. Approximately 2.8 million and 6.7 million UAL shares remaining to be issued to unsecured creditors and employees under the Plan of Reorganization are included in outstanding basic shares for 2007 and the eleven month period ended December 31, 2006, respectively, as the necessary conditions for issuance have been satisfied. UAL's $500 million of 6% senior notes are callable at any time at 100% of par value, and can be redeemed with either cash or UAL common stock at UAL's option. These notes

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(4) UAL Per Share Amounts (Continued)

are not included in the diluted earnings per share calculation as it is UAL's intent to redeem these notes with cash. The table below represents the reconciliation of the basic earnings per share to diluted earnings per share.

	Successor		Predecessor
(In millions, except per share)	Year Ended December 31, 2007	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	Year Ended December 31, 2005
UAL
Basic earnings per share:
Net income (loss)	$403	$25	$22,851	$(21,176)
Preferred stock dividend requirements	(10)	(9)	(1)	(10)

Earnings (loss) available to common stockholders	$393	$16	$22,850	$(21,186)

Basic weighted-average shares outstanding	117.4	115.5	116.2	116.2

Earnings (loss) per share, basic	$3.34	$0.14	$196.61	$(182.29)

Diluted earnings per share:
Earnings (loss) available to common stockholders	$393	$16	$22,850	$(21,186)
Effect of 2% preferred securities	10	—	—	—
Effect of 4.5% senior limited-subordination convertible notes	20	—	—	—
Effect of 5% convertible notes	5	—	—	—

Earnings available to common stockholders including the effect of dilutive securities	$428	$16	$22,850	$(21,186)

Basic weighted-average shares outstanding	117.4	115.5	116.2	116.2
Effect of non-vested stock options	0.2	—	—	—
Effect of non-vested restricted shares	1.1	0.7	—	—
Effect of 2% preferred securities	11.0	—	—	—
Effect of 4.5% senior limited-subordination convertible notes	20.8	—	—	—
Effect of 5% convertible notes	3.2	—	—	—

Diluted weighted-average shares outstanding	153.7	116.2	116.2	116.2

Earnings (loss) per share, diluted	$2.79	$0.14	$196.61	$(182.29)

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	4.0	5.0	9.0	9.0
Restricted shares	0.9	2.0	—	—
2% preferred securities	—	10.8	—	—
4.5% senior limited-subordination convertible notes	—	20.8	—	—
5% convertible notes	—	3.2	—	—

	4.9	41.8	9.0	9.0

(5) Share-Based Compensation Plans

        Compensation expense associated with the UAL share-based compensation plans has been pushed down to United. See Note 2(n), "Summary of Significant Accounting Policies—Share-Based

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(5) Share-Based Compensation Plans (Continued)

Compensation," for information regarding the Company's adoption of SFAS 123R effective January 1, 2006 and pro forma compensation expense for 2005.

        Predecessor Company—As of January 31, 2006, a total of 9 million stock options were outstanding. The Company did not issue any stock-based awards during 2005. Under the Company's Plan of Reorganization, these stock options were canceled on the Effective Date. No material share-based compensation expense was incurred as a result of these outstanding options for the month of January 2006.

        Successor Company—As part of the Plan of Reorganization and as described in more detail below, the Bankruptcy Court approved UAL's share-based compensation plans known as the MEIP and the DEIP which became effective on February 1, 2006. The following table summarizes the number of awards authorized, issued and available for future grants under each plan as of December 31, 2007:

	MEIP	DEIP	Total
Authorized	9,825,000	175,000	10,000,000
Granted	(10,354,250)	(101,229)	(10,455,479)
Canceled awards available for reissuance	1,183,716	—	1,183,716

Available for future grants	654,466	73,771	728,237

        The following table provides information related to our share-based compensation plans.

(In millions)	Year Ended December 31, 2007	Period from February 1 to December 31, 2006
Compensation cost:
MEIP restricted stock	$25	$84
MEIP stock options	24	72
DEIP unrestricted stock	—	3

Total compensation cost	$49	$159

        The unrecognized compensation cost related to unvested awards at December 31, 2007 was $41 million which is expected to be recognized over a weighted-average period of 2.2 years. During the second quarter of 2006, the Company revised its initial estimated award forfeiture rate of 7.5% to 15% based upon actual attrition. As a result, the share-based compensation expense was reduced by approximately $7 million for the eleven month period ended December 31, 2006.

        Management Equity Incentive Plan ("MEIP").    The Human Resources Subcommittee of the UAL Board of Directors (the "HR Subcommittee") is authorized under the plan to grant equity-based and other performance-based awards ("Award(s)") to executive officers and other key management employees of the Company and its subsidiaries.

        All executive officers and other key management employees of the Company and its subsidiaries are eligible to become participants in the MEIP. The HR Subcommittee will select from time to time, from among all eligible individuals, the persons who will be granted an Award. The MEIP authorizes

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(5) Share-Based Compensation Plans (Continued)

the HR Subcommittee to grant any of a variety of incentive Awards to participants, including the following:

  •
  stock options, including both tax qualified and non-qualified options,

  •
  stock appreciation rights, which provide the participant the right to receive the excess (if any) of the fair market value of a specified number of shares of common stock at the time of exercise over the grant price of the stock appreciation right,

  •
  stock awards to be granted at no cost to the participant, including grants in the form of (i) an immediate transfer of shares which are subject to forfeiture and certain transfer restrictions ("Restricted Stock"); and (ii) an immediate transfer of shares which are not subject to forfeiture or a deferred transfer of shares if and when the conditions specified by the HR Subcommittee are met ("Unrestricted Stock"), and

  •
  performance-based awards, in which the HR Subcommittee may grant a stock award that will entitle the holder to receive a specified number of shares of common stock, or the cash value thereof, if certain performance goals are met.

        The shares may be issued from authorized and unissued shares of UAL common stock or from UAL's treasury stock. The exercise price for each underlying share of UAL common stock under all options and stock appreciation rights awarded under the MEIP will not be less than the fair market value of a share of common stock on the date of grant or as otherwise determined by the HR Subcommittee. Each instrument granted under the MEIP will generally expire 10 years after its date of grant.

        The table below summarizes stock option activity pursuant to UAL's MEIP stock options for the year ended December 31, 2007:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	5,064,672	$35.13
Granted	256,866	44.26
Exercised(a)	(989,848)	35.18		$11
Canceled	(177,646)	35.78
Expired	(3,951)	35.25

Outstanding at end of year	4,150,093	35.66

Vested and expected to vest at end of period	3,669,884	37.09	8.2	$2
Exercisable at end of period(b)	948,698	35.40	8.1	—

(a)
The aggregate intrinsic value of shares exercised in 2006 was $3 million.

(b)
Options represent the number of vested options at December 31, 2007. Aggregate intrinsic value is based only on vested options that have an exercise price less than the UAUA stock price at December 31, 2007.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(5) Share-Based Compensation Plans (Continued)

        The following table provides additional information for options granted in each period:

Weighted-average fair value assumptions:	Year Ended December 31, 2007	Period from February 1 to December 31, 2006
Risk-free interest rate	3.4 - 5.0%	4.4 - 5.1%
Dividend yield	0%	0%
Expected market price volatility of UAL common stock	55%	55 - 57%
Expected life of options (years)	5.8 - 6.2	5.0 - 6.2
Weighted-average fair value	$25.13	$21.37

        The fair value of options was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on UAL's common stock was assumed to be zero since UAL did not have any plans to pay dividends at the time of the option grants.

        The volatility assumptions were based upon historical volatilities of comparable airlines whose shares are traded using daily stock price returns equivalent to the contractual term of the option. Since the new UAL common stock only began trading in February 2006, the historical volatility data for UAL was not considered adequate to determine expected volatility. The Company did consider implied volatility data for both UAL and comparable airlines, using current exchange-traded options.

        The expected life of the options was determined based upon a simplified assumption that the option will be exercised evenly from vesting to expiration under the transitional guidance of Staff Accounting Bulletin No. 107, Topic 14, Share-Based Payments. The stock options typically vest over a four year period, except for awards to retirement-eligible employees, which are considered vested at the grant date.

        Under SFAS 123R, the fair value of the Restricted Stock awards was based upon the volume weighted-average share price on the date of grant. These awards generally vest over four years. However, if an employee is retirement eligible at the grant date, the award is immediately vested. In addition, if an employee will become retirement eligible within four years of the grant date, the award will vest over the remaining period to retirement eligibility. Approximately 1.7 million of the 2.0 million nonvested restricted stock awards at December 31, 2007 are expected to vest.

        The table below summarizes Restricted Stock activity for the twelve months ended December 31, 2007:

	Restricted Stock	Weighted- Average Grant Price
Nonvested at beginning of year	2,712,787	$36.71
Granted	165,734	43.61
Vested	(755,799)	36.83
Canceled	(104,733)	37.23

Nonvested at end of year	2,017,989	37.20

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(5) Share-Based Compensation Plans (Continued)

        The fair value of restricted shares vested in 2007 was $28 million. The weighted-average grant date price of shares granted in 2006 was $36.78.

        Director Equity Incentive Plan ("DEIP").    The Nominating/Governance Committee of the UAL Board of Directors (the "Governance Committee") is authorized to grant equity-based awards to non-employee directors of the Company under the plan. The DEIP authorizes the Governance Committee to grant any of a variety of incentive awards to participants, including the following:

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

  •
  UAL common stock in lieu of receipt of all or any portion of cash amounts payable by UAL to a participant including retainer fees, board attendance fees and committee fees (but excluding expense reimbursements and similar items).

        The shares may be issued from authorized and unissued shares of UAL common stock or from UAL's treasury stock. The exercise price for each underlying share of UAL common stock under all options and stock appreciation rights awarded under the DEIP will not be less than the fair market value of a share of common stock on the date of grant. Each instrument granted under the DEIP will generally expire 10 years after its date of grant. The 100,000 unrestricted shares issued under the DEIP in the eleven month period ended December 31, 2006 immediately vested on their respective grant dates.

(6) Income Taxes

        United and its domestic consolidated subsidiaries, file a consolidated federal income tax return with UAL. Under an intercompany tax allocation policy, United and its subsidiaries compute, record and pay UAL for their own tax liability as if they were separate companies filing separate returns. In determining their own tax liabilities, United and each of its subsidiaries take into account all tax credits or benefits generated and utilized as separate companies, and they are compensated for the aforementioned tax benefits only if they would be able to use those benefits on a separate company basis.

        In 2007, the Company's current regular taxable income was completely absorbed by utilization of its net operating loss ("NOL") carry forward; however, it did incur an alternative minimum tax ("AMT") liability of $6 million, as indicated in the table below. In 2006 and 2005, the Company incurred both a regular tax loss and an AMT loss.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(6) Income Taxes (Continued)

        The significant components of the income tax expense (benefit) are as follows:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2007	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	Year Ended December 31, 2005
UAL
Current tax expense	$6	$—	$—	$—
Deferred tax expense (benefit) (exclusive of the other components listed below)	291	21	8,488	(7,830)
Increase (decrease) in the valuation allowance for deferred tax assets	—	—	(8,488)	7,830

	$297	$21	$—	$—

United
Current tax expense	$6	$—	$—	$—
Deferred tax expense (benefit) (exclusive of the other components listed below)	290	29	8,397	(7,779)
Increase (decrease) in the valuation allowance for deferred tax assets	—	—	(8,397)	7,779

	$296	$29	$—	$—

        The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2007	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	Year Ended December 31, 2005
UAL
Income tax provision at statutory rate	$243	$15	$7,998	$(7,410)
State income taxes, net of federal income tax benefit	13	1	423	(416)
Nondeductible employee meals	10	9	1	11
Nondeductible interest expense	21	—	—	—
Medicare Part D Subsidy	(2)	(12)	(2)	(17)
Valuation allowance	—	—	(8,488)	7,830
Share-based compensation	2	5	—	—
Other, net	10	3	68	2

	$297	$21	$—	$—

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(6) Income Taxes (Continued)

	Successor		Predecessor
(In millions)	Year Ended December 31, 2007	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	Year Ended December 31, 2005
United
Income tax provision at statutory rate	$243	$20	$7,917	$(7,363)
State income taxes, net of federal income tax benefit	13	1	419	(413)
Nondeductible employee meals	10	9	1	11
Nondeductible interest expense	21	—	—	—
Medicare Part D Subsidy	(2)	(12)	(2)	(17)
Valuation allowance	—	—	(8,397)	7,779
Share-based compensation	2	5	—	—
Other, net	9	6	62	3

	$296	$29	$—	$—

        Temporary differences and carry forwards that give rise to a significant portion of deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	UAL		United
	December 31,		December 31,
(In millions)
	2007	2006	2007	2006
Deferred income tax asset (liability):
Employee benefits, including postretirement, medical and ESOP	$1,292	$1,416	$1,322	$1,445
Federal and state net operating loss carry forwards	2,458	2,709	2,473	2,722
Mileage Plus deferred revenue	1,216	1,242	1,220	1,245
AMT credit carry forwards	297	291	297	291
Restructuring charges	170	223	165	218
Other asset	290	1,802	282	1,199
Less: Valuation allowance	(1,815)	(2,248)	(1,757)	(2,190)

Total deferred tax assets	$3,908	$5,435	$4,002	$4,930

Depreciation, capitalized interest and other	$(3,165)	$(3,139)	$(3,161)	$(3,168)
Gains on sale and leasebacks	(12)	(9)	(3)	—
Aircraft rent	(31)	(46)	(25)	(40)
Intangibles	(913)	(964)	(959)	(1,010)
Other liability	(347)	(1,843)	(337)	(1,194)

Total deferred tax liabilities	$(4,468)	$(6,001)	$(4,485)	$(5,412)

Net deferred tax liability	$(560)	$(566)	$(483)	$(482)

        The federal and state NOL carry forwards relate to prior years' NOLs which may be carried forward to reduce the tax liabilities of future years. This tax benefit is mostly attributable to federal pre-tax NOL carry forwards of $6.6 billion. If not utilized, the federal tax benefits of $1.0 billion expire

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(6) Income Taxes (Continued)

in 2022, $0.4 billion expire in 2023, $0.5 billion expire in 2024 and $0.4 billion expire in 2025. In addition, the state tax benefit of $156 million, if not utilized, expires over a five to twenty year period.

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

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. The Company's management assesses the realizability of its deferred tax assets, and records a valuation allowance for the deferred tax assets when it is more likely than not that a portion, or all of the deferred tax assets, will not be realized. As a result, the Company has a valuation allowance against its deferred tax assets as of December 31, 2007 and 2006, to reflect management's assessment regarding the realizability of those assets. The Company expects to continue to maintain a valuation allowance on deferred tax assets until other positive evidence is sufficient. The current valuation allowance of $1,815 million and $1,757 million for UAL and United, respectively, if reversed in 2008 will be allocated to reduce goodwill and then other intangible assets; if reversed in 2009 or later, it will be allocated to reduce income tax expense as discussed in Note 2(p), "Summary of Significant Accounting Policies—New Accounting Pronouncements."

        In addition to the deferred tax assets listed above, the Company has an $801 million unrecorded tax benefit at December 31, 2007 attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for UAL common stock issued to certain unsecured creditors and employees pursuant to the Plan of Reorganization. The Company is accounting for this unrecorded tax benefit by analogy to SFAS 123R which requires recognition of the tax benefit to be deferred until it is realized as a reduction of taxes payable.

        Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). Our adoption of FIN 48 resulted in a $24 million increase in the liability for unrecognized tax benefits ("UTB") which was accounted for as a $6 million decrease in goodwill, a $2 million increase in additional capital invested, and a $32 million increase to deferred tax assets.

        At December 31, 2007, our liability for uncertain tax positions was $35 million. UTB of $19 million would affect our effective tax rate if recognized. Excluding amounts related to tax positions for which the ultimate deductibility is highly certain, there were no significant changes in the components of the liability in the twelve months ending December 31, 2007. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to result in a significant impact on the results of operations or the financial position of the Company.

        Included in the balance at December 31, 2007 is $16 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would cause a reduction to the net operating losses available for utilization.

        We record penalties and interest relating to uncertain tax positions in the other operating expense and interest expense line items, respectively, within our consolidated statement of income.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(6) Income Taxes (Continued)

        The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions:

(In millions)
Balance at January 1, 2007	$48
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	1
Decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	(14)
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of a lapse of the statute of limitations	—

Balance at December 31, 2007	$35

        Our income tax returns for tax years after 2002 remain subject to examination by the Internal Revenue Service and state taxing jurisdictions.

(7) Investments

        The Company had investments accounted for using the cost method of accounting of $5 million and $91 million at December 31, 2007 and 2006, respectively. The Company revalued its investments to their estimated fair values as of the Effective Date in accordance with SOP 90-7. Since that time, there have been no triggering events that required the Company to evaluate any of these investments for impairment.

        In the fourth quarter of 2007, United, along with certain other major air carriers, sold its interests in Aeronautical Radio, Inc. ("ARINC") to Radio Acquisition Corp., an affiliate of The Carlyle Group. ARINC is a provider of transportation communications and systems engineering. The transaction generated proceeds of $128 million and resulted in a pre-tax gain of $41 million.

        Investments at December 31, 2007 include $91 million of the Company's previously issued EETC debt securities that the Company repurchased in 2007. These securities remain outstanding and are classified as available-for-sale. An unrealized loss of $5 million to record these securities at fair value has been recognized in other comprehensive income during 2007. See Note 12, "Debt Obligations," for additional information.

(8) Intangibles

        As discussed in Note 10, "Segment Information," in 2006 the Company determined that it has two reporting segments that reflect the management of its business: Mainline and United Express. See Note 2(l), "Summary of Significant Accounting Policies—Intangibles," for further information related to impairment testing.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(8) Intangibles (Continued)

        The following table presents information about the intangible assets of the Successor and Predecessor Companies, including goodwill, at December 31, 2007 and 2006, respectively:

	Weighted Average Life of Assets (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(Dollars in millions)		2007		2006
Amortized intangible assets
Airport slots and gates	9	$72	$22	$72	$14
Hubs	20	145	14	145	7
Patents	3	70	45	70	21
Mileage Plus database	7	521	137	521	77
Contracts	13	216	101	216	48
Other	7	18	5	18	2

	10	$1,042	$324	$1,042	$169

Unamortized intangible assets
Goodwill		$2,280		$2,703
Airport slots and gates		255		255
Route authorities		1,146		1,146
Trade-name		752		754

		$4,433		$4,858

        The Company initially recorded goodwill of $2,756 million upon its exit from bankruptcy. During the year ended December 31, 2007, goodwill decreased by $423 million due to a $414 million reduction of the valuation allowance for the deferred tax assets established at fresh-start, $6 million due to the adoption of FIN 48 and $3 million due to a change in estimate of tax accruals existing at the Effective Date. During the eleven month period ended December 31, 2006, goodwill was decreased by $62 million due to Successor Company tax activity that impacted the deferred tax asset valuation allowance, and increased by $9 million due to net adjustments to the fair values of certain assets and liabilities. Total amortization expense recognized was $155 million for the year ended December 31, 2007, $1 million for the one month period ended January 31, 2006 and $169 million for the eleven month period ended December 31, 2006. The Company expects to record amortization expense of $92 million, $70 million, $64 million, $59 million and $56 million for 2008, 2009, 2010, 2011 and 2012, respectively.

        Open Skies.    On April 30, 2007, the U.S. government and the European Union ("EU") signed a transatlantic aviation agreement to replace the existing bilateral arrangements between the U.S. Government and the 27 EU member states. The agreement is expected to become effective at the end of March 2008.

        The agreement is based on the U.S. open skies model and authorizes U.S. airlines to operate between the United States and any point in the EU and beyond, free from government restrictions on capacity, frequencies and scheduling and provides EU carriers with reciprocal rights in these U.S./EU markets. The agreement also authorizes all U.S. and EU carriers to operate services between the

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(8) Intangibles (Continued)

United States and London Heathrow, thereby potentially adding new competition to United's Heathrow operation, although Heathrow is currently subject to both slot and facility constraints which may practically limit the extent of new competition in the near term. This agreement does not provide for a reallocation of existing slots among carriers.

        At December 31, 2007 and 2006, United recorded an indefinite-lived intangible asset of $255 million for its London Heathrow slots, based upon its estimation of the fair value for those slots as of the adoption of fresh-start reporting on February 1, 2006. United, however, determined at fresh-start that its rights relating to its actual route authorities to Heathrow had a fair value of zero. The EU/U.S. open skies agreement is expected to directly impact the future value and expected lives of route authorities to Heathrow; however, there is no direct impact from the open skies agreement on airport slot rights, including those at Heathrow. The open skies agreement is also expected to provide United an opportunity to secure antitrust immunity for certain of its Star Alliance carrier relationships, and to provide United and other carriers with access to new markets in EU countries. In September 2007, the DOT granted United and bmi antitrust immunity. The immunity goes into effect at the same time as the open skies agreement between the U.S. and the EU in March of 2008. Because of the diverse nature of these potential impacts on United's business, the overall future impact of the EU agreement on United's business in the EU region cannot be predicted with certainty. United has concluded that, in certain circumstances, the open skies agreement could indirectly and adversely affect the fair value of its slot rights at Heathrow, and therefore has further concluded that the signing of the open skies agreement on April 30, 2007, constituted an indicator of impairment with respect to United's Heathrow slots intangible asset.

        United performed annual impairment reviews of goodwill and indefinite lived intangible assets as of October 1, 2007 and 2006 and determined that no impairment was indicated. In addition, a 2007 interim impairment review was performed for the Heathrow slots intangible asset, and the Company concluded that no impairment was then indicated and that no change was then required to the fresh-start assignment of an indefinite life to the Heathrow slots.

(9) Retirement and Postretirement Plans

        The Company maintains various retirement plans, both defined benefit (qualified and non-qualified) and defined contribution, which cover substantially all employees. As discussed below, most of the Company's defined benefit plans were terminated and replaced with defined contribution plans as part of the bankruptcy reorganization. The Company also provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees reflected as "Other Benefits" in the tables below. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

        Upon emergence from bankruptcy on February 1, 2006, the Company completed a revaluation of the postretirement liabilities resulting in a reduction of the net accumulated benefit obligation of approximately $28 million. In accordance with SOP 90-7 upon emergence, the Company also accelerated the recognition of net unrecognized actuarial gains and losses, prior service costs and transition obligation pertaining to its foreign pension plans and postretirement plans, and recorded a reorganization expense thereon. The unrecognized costs as of January 31, 2006 that were recognized as part of fresh-start reporting are reported in the table below.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(9) Retirement and Postretirement Plans (Continued)

        In April 2005, United and the PBGC entered into a global settlement agreement which provided for the settlement and compromise of various disputes and controversies with respect to the Company's domestic pension plans. In May 2005, the Bankruptcy Court approved the settlement agreement, including modifications requested by certain creditors. The PBGC assumed responsibility for the assets of the Ground Plan effective May 23, 2005 (with a termination date of March 11, 2005), the Flight Attendant and the MAPC Plans effective June 30, 2005 and the Pilot Plan effective October 26, 2005, and the Company has no further duties or rights with respect to these plans. In 2005, the Company recorded $640 million in curtailment charges related to these pension plans and reclassified $1.9 billion of pension obligations to Liabilities subject to compromise. The Company recorded approximately $7.2 billion of PBGC allowable claims in Liabilities subject to compromise in accordance with the confirmed Plan of Reorganization. In addition, the Company recognized net settlement losses of approximately $1.1 billion in 2005 in accordance with SFAS 88. See Note 1, "Voluntary Reorganization Under Chapter 11" for more information.

        The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the Statements of Consolidated Financial Position for the defined benefit and other postretirement plans ("Other Benefits"):

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
(In millions)	Year Ended December 31, 2007	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	Year Ended December 31, 2007	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006
Change in Benefit Obligation
Benefit obligation at beginning of period	$251	$247	$241	$2,116	$2,223	$2,256
Service cost	8	9	1	39	33	3
Interest cost	9	8	1	121	116	11
Plan participants' contributions	1	1	—	56	52	4
Amendments	(16)	—	—	—	—	—
Actuarial (gain) loss	(18)	(9)	2	(146)	(123)	(32)
Curtailments	1	—	—	—	—	—
Foreign currency exchange rate changes	11	8	3	—	—	—
Federal subsidy	—	—	—	8	9	—
Gross benefits paid	(11)	(13)	(1)	(207)	(194)	(19)

Benefit obligation at end of period	$236	$251	$247	$1,987	$2,116	$2,223

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(9) Retirement and Postretirement Plans (Continued)

	Pension Benefits				Other Benefits
	Successor			Predecessor	Successor				Predecessor
(In millions)	Year Ended December 31, 2007	Period from February 1 to December 31, 2006		Period from January 1 to January 31, 2006	Year Ended December 31, 2007		Period from February 1 to December 31, 2006		Period from January 1 to January 31, 2006
Change in Plan Assets
Fair value of plan assets at beginning of period	$152	$136		$132	$54		$116		$116
Actual return on plan assets	9	12		2	3		3		1
Employer contributions	14	11		1	150		77		14
Plan participants' contributions	1	1		—	56		52		4
Foreign currency exchange rate changes	6	5		2	—		—		—
Expected transfer out	(4)	—		—	—		—		—
Benefits paid	(11)	(13)		(1)	(207)		(194)		(19)

Fair value of plan assets at end of period	$167	$152		$136	$56		$54		$116

Funded status	$(69)	$(99)		$(111)	$(1,931)		$(2,062)		$(2,107)
Unrecognized actuarial (gains) losses	(a )	(a	)	43	(a	)	(a	)	1,600
Unrecognized prior service costs	(a )	(a	)	1	(a	)	(a	)	(1,531)
Unrecognized net transition obligation	(a )	(a	)	3	(a	)	(a	)	—

Net amount recognized	$(69)	$(99)		$(64)	$(1,931)		$(2,062)		$(2,038)

(a)
Amounts are not applicable due to the adoption of SFAS 158 in 2006, which eliminated the accounting requirements for the recognition of additional minimum liability and intangible assets.

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
(In millions)	2007	2006	2007	2006
Amounts recognized in the Statements of Consolidated Financial Position consist of:
Non-current asset	$33	$31	$—	$—
Current liability	(5)	—	(102)	(107)
Non-current liability	(97)	(130)	(1,829)	(1,955)

Net amount recognized	$(69)	$(99)	$(1,931)	$(2,062)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$43	$13	$254	$120

        The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 for actuarial gains are $1 million for pension plans and $17 million for

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(9) Retirement and Postretirement Plans (Continued)

other postretirement plans. At exit the Company elected not to apply the corridor approach for amortization of unrecognized amounts included in accumulated other comprehensive income. This policy may result in more volatility in the amortization of these unrecognized amounts into net periodic pension cost.

        The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets:

	December 31
(In millions)	2007	2006
Projected benefit obligation	$208	$231
Accumulated benefit obligation	171	189
Fair value of plan assets	106	100

        The net periodic benefit cost included the following components:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2007	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	Year Ended December 31, 2005
Pension Benefits
Service cost	$8	$9	$1	$79
Interest cost	9	8	1	464
Expected return on plan assets	(9)	(8)	(1)	(392)
Amortization of prior service cost including transition obligation	—	—	—	21
Curtailment charge	—	—	—	640
Settlement losses, net	—	—	—	1,067
Recognized actuarial (gain) loss	(1)	—	—	100

Net periodic benefit costs	$7	$9	$1	$1,979

Other Benefits
Service cost	$39	$33	$3	$42
Interest cost	121	116	11	131
Expected return on plan assets	(3)	(6)	(1)	(9)
Amortization of prior service cost including transition obligation	—	—	(13)	(149)
Recognized actuarial (gain) loss	(11)	—	8	93

Net periodic benefit costs	$146	$143	$8	$108

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(9) Retirement and Postretirement Plans (Continued)

        The assumptions below are based on country-specific bond yields and other economic data. The weighted-average assumptions used for the benefit plans were as follows:

	Pension Benefits			Other Benefits
Weighted-average assumptions used to determine benefit obligations	At December 31,			At December 31,
			At January 31, 2006			At January 31, 2006
	2007	2006		2007	2006
Discount rate	4.16%	3.88%	3.63%	6.27%	5.93%	5.84%
Rate of compensation increase	3.22%	3.15%	2.50%	—	—	—
Weighted-average assumptions used to determine net expense	Year Ended December 31, 2007	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	Year Ended December 31, 2007	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006
Discount rate	3.88%	3.63%	3.56%	5.93%	5.84%	5.68%
Expected return on plan assets	6.38%	6.49%	6.49%	6.50%	8.00%	8.00%
Rate of compensation increase	3.15%	2.50%	2.47%	—	—	—

        The expected return on plan assets is based on an evaluation of the historical behavior of the broad financial markets and the Company's investment portfolio.

	2007	2006
Health care cost trend rate assumed for next year	8.50%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2012)	4.50%	4.50%

        Assumed health care cost trend rates have a significant effect on the amounts reported for the Other Benefits plan. A 1% change in the assumed health care trend rate for the Successor Company would have the following additional effects:

(In millions)	1% Increase	1% Decrease
Effect on total service and interest cost for the year ended December 31, 2007	$20	$(15)
Effect on postretirement benefit obligation at December 31, 2007	$236	$(162)

        The weighted-average asset allocations for the plans at December 31, 2007 and 2006, by asset category are as follows:

	Pension Assets at December 31		Other Benefit Assets at December 31
Asset Category
	2007	2006	2007	2006
Equity securities	70%	71%	—%	—%
Fixed income	25	28	100	100
Other	5	1	—	—

Total	100%	100%	100%	100%

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(9) Retirement and Postretirement Plans (Continued)

        The Company believes that the long-term asset allocations on average will approximate the targeted allocations and regularly reviews the actual asset allocations to periodically rebalance the investments to the targeted allocations when appropriate. The target asset allocations are established with the objective of achieving the plans' expected return on assets without undue investment risk.

        Expected 2008 contributions are $29 million for the pension plans and $170 million for the other postretirement benefit plans. The following benefit payments are expected to be made in future years for the Company's retirement plans:

(In millions)	Pension	Other Benefits	Other Benefits— subsidy receipts
2008	$12	$171	$(12)
2009	12	172	(14)
2010	12	173	(16)
2011	13	174	(18)
2012	14	171	(20)
Years 2013 - 2017	70	853	(127)

  Defined Contribution Plans

        In place of the domestic defined benefit pension plans that were terminated during bankruptcy, the Company enhanced its contributions to the defined contribution plans for most employee groups. Contributions are based on matching percentages, years of service and/or eligible earnings. The Company's contribution percentages vary from 1 to 15% of eligible earnings depending on the terms of each plan. The Company agreed to contribute to most of its defined contribution plans effective in June and July 2005, although such contributions for 2005 were not funded until shortly after the Effective Date.

        Effective March 1, 2006, an International Association of Machinists ("IAM") replacement plan was implemented. The IAM replacement plan is a multi-employer plan whereby the assets contributed by the Company (based on hours worked) may be used to provide benefits to employees of other participating companies, since assets contributed by all participating companies are not segregated or restricted to provide benefits specifically to employees of one participating company. In accordance with the applicable accounting for multi-employer plans, the Company would only recognize a withdrawal obligation if it becomes probable it would withdraw from the plan. The Predecessor Company recorded expense from defined contribution plans of $16 million for the month of January 2006 and $122 million for the year ended December 31, 2005. The Successor Company recognized $232 million and $206 million of expense for the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively, for all of the Company's defined contribution employee retirement plans, of which $28 million and $21 million, respectively, related to the IAM multi-employer plan.

(10) Segment Information

        Segments.    The Company manages its business by two reporting segments: Mainline and United Express. The Company manages its business as an integrated network with assets deployed across various regions.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(10) Segment Information (Continued)

        The accounting policies for each of these reporting segments are the same as those described in Note 2, "Summary of Significant Accounting Policies," except that segment financial information has been prepared using a management approach which is consistent with how the Company internally disperses financial information for the purpose of making internal operating decisions. The Company evaluates segment financial performance based on earnings before income taxes, special items, reorganization items, and gain on sale of investments. As discussed in the notes to the tables below, the Company does not allocate corporate overhead expenses to its United Express segment. Certain selling and operational costs are allocated to United Express. See Note 2(j), "Summary of Significant Accounting Policies—United Express" for additional information related to United Express expenses.

        The following table presents UAL segment information for the year ended December 31, 2007, the eleven month period ended December 31, 2006, the one month period ended January 31, 2006 and the year ended December 31, 2005:

	Successor		Predecessor
(In millions)	Year Ended 2007	February 1 to December 31, 2006	January 1 to January 31, 2006	Year Ended 2005
UAL
Revenue:
Mainline	$17,035	$15,185	$1,254	$14,950
United Express	3,063	2,697	204	2,429
Special revenue items	45	—	—	—

Total	$20,143	$17,882	$1,458	$17,379

Depreciation and amortization:
Mainline	$925	$820	$68	$856
United Express(a)	9	7	1	17
Segment earnings (loss) and reconciliation to Statements of Consolidated Operations:
Mainline	$448	$(91)	$(59)	$(240)
United Express	122	101	(24)	(317)
Reorganization items, net	—	—	22,934	(20,601)
Gain on sale of investment (Note 7)	41	—	—	—
Special revenue items (Note 20)	45	—	—	—
Special expense items (Note 20)	44	36	—	(18)
Less: Equity earnings in affiliates(b)	(5)	(3)	(5)	(4)

Consolidated earnings (loss) before income taxes and equity earnings in affiliates	$695	$43	$22,846	$(21,180)

(a)
United Express depreciation expense relates to assets used in United Express operations. This depreciation is included in Regional affiliates expense in the Company's Statements of Consolidated Operations.

(b)
Equity earnings are part of the mainline segment.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(10) Segment Information (Continued)

        The following table presents United segment information for the year ended December 31, 2007, the eleven month period ended December 31, 2006, the one month period ended January 31, 2006 and the year ended December 31, 2005:

	Successor		Predecessor
(In millions)	Year Ended 2007	February 1 to December 31, 2006	January 1 to January 31, 2006	Year Ended 2005
United
Revenue:
Mainline	$17,023	$15,183	$1,250	$14,875
United Express	3,063	2,697	204	2,429
Special revenue items	45	—	—	—

Total	$20,131	$17,880	$1,454	$17,304

Depreciation and amortization:
Mainline	$925	$820	$68	$854
United Express(a)	9	7	1	17
Segment earnings (loss) and reconciliation to Statements of Consolidated Operations:
Mainline	$446	$(76)	$(59)	$(282)
United Express	122	101	(24)	(317)
Reorganization items, net	—	—	22,709	(20,432)
Gain on sale of investments (Note 7)	41	—	—	—
Special revenue items (Note 20)	45	—	—	—
Special expense items (Note 20)	44	36	—	(5)
Less: Equity earnings in affiliates(b)	(5)	(3)	(5)	(4)

Consolidated earnings (loss) before income taxes and equity earnings in affiliates	$693	$58	$22,621	$(21,040)

(a)
United Express depreciation expense relates to assets used in United Express operations. This depreciation is included in Regional affiliates expense in the Company's Statements of Consolidated Operations.

(b)
Equity earnings are part of the mainline segment.

        The Company does not allocate interest income or interest expense to the United Express segment in reports used to evaluate segment performance. Therefore, all amounts classified as interest income and interest expense in the Statements of Consolidated Operations relate to the mainline segment.

        In accordance with SFAS 142, on the Effective Date the Company allocated goodwill upon adoption of fresh-start reporting in a manner similar to how the amount of goodwill recognized in a business combination is determined. This required the determination of the fair value of each reporting unit to calculate an estimated purchase price for such reporting unit. This purchase price was then allocated to the individual assets and liabilities assumed to be related to that reporting unit. Any excess purchase price is the amount of goodwill assigned to that reporting unit. To the extent that individual assets and liabilities could be assigned directly to specific reporting units, those assets and liabilities

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(10) Segment Information (Continued)

were so assigned. As a result of this process, all of the Company's goodwill has been allocated to the Mainline segment. See Note 8, "Intangibles," for further information related to goodwill.

        At December 31, 2007 and 2006, UAL's and United's net carrying values of Mainline and United Express segment assets were as follows:

	UAL		United
(In millions)	2007	2006	2007	2006
Mainline segment	$24,149	$25,294	$24,165	$25,506
United Express segment	71	75	71	75

Total assets	$24,220	$25,369	$24,236	$25,581

        United Express assets include only those assets directly associated with its operations. The Company does not allocate corporate assets to the United Express segment. The Company's capital expenditures are reported in the Company's Consolidated Statements of Cash Flows and are related to its Mainline operations.

        UAL and United's operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the year ended December 31, 2007, the eleven month period ended December 31, 2006, the one month period ended January 31, 2006 and the year ended December 31, 2005 is presented in the table below.

	Successor		Predecessor
(In millions)	Year Ended December 31, 2007	February 1 to December 31, 2006	January 1 to January 31, 2006	Year Ended December 31, 2005
UAL
Domestic (U.S. and Canada)	$14,006	$11,981	$953	$11,411
Pacific	3,262	3,214	283	3,283
Atlantic	2,365	2,158	167	2,189
Latin America	510	529	55	496

Total UAL	$20,143	$17,882	$1,458	$17,379
Less: UAL other domestic	(12)	(2)	(4)	(75)

Total United	$20,131	$17,880	$1,454	$17,304

        The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. United's operations involve an insignificant level of dedicated revenue-producing assets in geographic regions as the overwhelming majority of the Company's revenue producing assets (primarily U.S. registered aircraft) generally can be deployed in any of its geographic regions, as any given aircraft may be used in multiple geographic regions on any given day.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(11) Accumulated Other Comprehensive Income (Loss)

        The table below presents the components of the Company's accumulated other comprehensive income (loss), net of tax. See Note 9, "Retirement and Postretirement Plans" and Note 14, "Financial Instruments and Risk Management," for further information on these items.

	Successor		Predecessor
	At December 31,
(In millions)
	2007	2006	2005
Pension and other postretirement gains (losses), net of tax	$141	$87	$(12)
Financial instrument losses, net of tax	—	(5)	(24)

Accumulated other comprehensive income (loss), net of tax	$141	$82	$(36)

        The 2006 and 2005 pension-related amounts represent the adoption of SFAS 158 and the minimum pension liability under SFAS 87, respectively. During the initial adoption of SFAS 158, the Company recorded deferred taxes on the portion of other comprehensive income associated with the Medicare Part D subsidiary. In 2007, the Company recomputed deferred taxes on the portion of the initial other comprehensive balance at the adoption date excluding the amount of comprehensive income attributable to the Medicare Part D subsidiary. This adjustment of $40 million is excluded from comprehensive income and is reported separately in the Company's Statements of Stockholders' Equity.

(12) Debt Obligations

        In 2007, the Company prepaid and amended the credit facility and issued, repaid and repurchased various debt instruments, as discussed below. Previously during 2006, in accordance with the Plan of Reorganization, the Company issued new debt, entered into the credit facility, reinstated certain secured aircraft debt and entered into other debt agreements negotiated during the bankruptcy process (including aircraft financings) in addition to repaying the DIP Financing in its entirety.

        Long-term debt amounts outstanding at December 31, 2007 and 2006 are shown below:

	At December 31,
(In millions)
	2007	2006
United
Secured notes, 5.38% to 9.52%, due 2008 to 2022	$4,659	$5,221
Credit Facility, 7.13%, due 2014	1,291	2,786
Limited-Subordination Notes, 4.5%, due 2021	726	726
6% senior notes, due 2031	515	500
5% senior convertible notes, due 2021	150	150

Total debt	7,341	9,383
Less: unamortized debt discount	(251)	(247)
Less: current portion	(678)	(1,687)

Long-term debt, net	$6,412	$7,449

UAL
Secured notes of direct subsidiary	3	4

Long-term debt, net	$6,415	$7,453

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(12) Debt Obligations (Continued)

2007 Financing Transactions

        Amended Credit Facility.    In February 2007, the Company prepaid $972 million of its credit facility debt (see 2006 Debt Transactions, below) and entered into an amended and restated revolving credit, term loan and guaranty agreement (the "Amended Credit Facility") that, among other things, reduced the size of the facility from $3.0 billion to $2.055 billion, reduced the applicable interest rates, and provided for a more limited collateral package and a relaxation of certain restrictive covenants. There were no prepayment penalties associated with this debt retirement. In addition, United also incurred financing costs of $10 million of which $6 million was expensed and $4 million was capitalized. The financing costs associated with the credit facility amendment and prepayment, which were expensed, are classified within interest expense. The Company expensed approximately $17 million of deferred financing costs which are related to the portion of the credit facility prepaid in February 2007 and included in other assets on the December 31, 2006 Statements of Consolidated Financial Position.

        In addition, in December 2007 the Company prepaid an additional $500 million of the term loan under the Amended Credit Facility. In connection with this prepayment, the Company expensed an additional $6 million of previously capitalized debt issuance costs. The Company also recognized a $2 million credit to interest expense to recognize previously deferred interest rate swap gains.

        The December 2007 amendment enabled the Company to undertake certain shareholder initiatives. UAL's Board of Directors approved a special distribution of $2.15 per share to holders of UAL common stock, or approximately $257 million, which was paid on January 23, 2008. The Company can undertake approximately $243 million in additional shareholder initiatives without any additional prepayment of the Amended Credit Facility. The amendment also provides that the Company can carry out further shareholder initiatives in an amount equal to future term loan prepayments.

        The Amended Credit Facility provided for a total commitment of up to $2.055 billion, comprised of two separate tranches: (i) a Tranche A consisting of $255 million revolving commitment available for Tranche A loans and standby letters of credit and (ii) a Tranche B consisting of a term loan commitment of $1.8 billion available at the time of closing. The Tranche A loans mature on February 1, 2012, and the Tranche B loans mature on February 1, 2014.

        Borrowings under the Amended Credit Facility bear interest at a floating rate, which, at the Company's option, can be either a base rate or a LIBOR rate, plus an applicable margin of 1.0% in the case of base rate loans, and 2.0% in the case of LIBOR loans. The Tranche B term loan requires regularly scheduled semi-annual payments of principal equal to $9 million. Interest is payable at least every three months. The Company may prepay some or all of the Tranche B loans from time to time, at a price equal to 100% of the principal amount prepaid plus accrued and unpaid interest, if any, to the date of prepayment, but without penalty or premium. In addition, letters of credit issued under the credit facility as of December 31, 2007 in an aggregate amount of $102 million were subject to a fee at the rate of 2.0% per annum.

        United's obligations under the Amended Credit Facility are unconditionally guaranteed by UAL Corporation and certain of its direct and indirect domestic subsidiaries, other than certain immaterial subsidiaries (the "Guarantors"). On the closing date for the Amended Credit Facility, the obligations are secured by a security interest in the following tangible and intangible assets of United and the Guarantors: (i) the Pacific (Narita, China and Hong Kong) and Atlantic (Heathrow) routes (the "Primary Routes") that United had as of February 2, 2007, (ii) primary foreign slots, primary domestic

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(12) Debt Obligations (Continued)

slots, certain gate interests in domestic airport terminals and certain supporting route facilities, (iii) certain spare engines, (iv) certain quick engine change kits, (v) certain owned real property and related fixtures, and (vi) certain flight simulators (the "Collateral"). After the closing date, and subject to certain conditions, United and the Guarantors may grant a security interest in the following assets, in substitution for certain Collateral (which may be released from the lien in support of the Amended Credit Facility upon the satisfaction of certain conditions): (a) certain aircraft, (b) certain spare parts, (c) certain ground handling equipment, and (d) accounts receivable. In addition, United has the right to remove collateral pledged to the Amended Credit Facility as long as the minimum collateral ratio described in item (iii) below is achieved.

        The Amended Credit Facility contains covenants that in certain circumstances may limit the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business. The Amended Credit Facility also requires compliance with the following financial covenants: (i) a minimum ratio of EBITDAR to the sum of cash interest expense, aircraft rent and scheduled debt payments, (ii) a minimum unrestricted cash balance of $750 million, and (iii) a minimum ratio of market value of collateral to the sum of (a) the aggregate outstanding amount of the loans plus (b) the undrawn amount of outstanding letters of credit, plus (c) the unreimbursed amount of drawings under such letters of credit and (d) the termination value of certain interest rate protection and hedging agreements with the Amended Credit Facility lenders and their affiliates, of 150% at any time, or 200% at any time following the release of Primary Routes having an appraised value in excess of $1 billion (unless the Primary Routes are the only collateral then pledged). Failure to comply with the Amended Credit Facility covenants could result in a default under the Amended Credit Facility unless the Company were to obtain a waiver of, or otherwise mitigate or cure, the default. Additionally, the Amended Credit Facility contains a cross-default provision with respect to other credit arrangements that exceed $50 million. A default could result in a termination of the Amended Credit Facility and a requirement to accelerate repayment of all outstanding facility borrowings. The Company was in compliance with the Amended Credit Facility covenants at December 31, 2007.

        EETC Pass Through Certificates, Series 2007-1.    On June 26, 2007, United and Wilmington Trust Company, as subordination agent and pass through trustee under three pass through trusts newly formed by United (the "Trustee") entered into a note purchase agreement, dated as of June 26, 2007 (the "Note Purchase Agreement"). The Note Purchase Agreement provides for the issuance by United of equipment notes (the "Equipment Notes") in the aggregate principal amount of approximately $694 million to finance 13 aircraft owned by United. Ten of these owned aircraft had been financed by pre-existing aircraft mortgages which United repaid in full (approximately $590 million principal amount) with most of the proceeds of the Equipment Notes. The mortgages related to these ten aircraft had been adjusted to fair market value at the adoption of fresh-start reporting on February 1, 2006. The extinguishment of the aircraft mortgages resulted in the recognition of a $22 million gain for the unamortized premium, which was accounted for as a reduction in interest expense in the second quarter of 2007. The remaining three owned aircraft were unencumbered prior to the closing of the Enhanced Equipment Trust Certificates ("EETC") transaction.

        The payment obligations of United under the Equipment Notes are fully and unconditionally guaranteed by UAL. The Class B and Class C certificates are subject to transfer restrictions. They may

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(12) Debt Obligations (Continued)

be sold only to qualified institutional buyers, as defined by Rule 144A under the Securities Act of 1933, as amended, for so long as they are outstanding. Pursuant to the Note Purchase Agreement, the Trustee for each pass through trust agreed to purchase Equipment Notes issued under a Trust Indenture and Mortgage (each, an "Indenture" and, collectively, the "Indentures") with respect to each aircraft financing entered into by United and Wilmington Trust Company, as Mortgagee.

        Each Indenture contemplated the issuance of Equipment Notes in three series: Series A, bearing interest at the rate of 6.636% per annum, Series B, bearing interest at the rate of 7.336% per annum, and Series C, bearing interest at the rate of six-month LIBOR plus 2.25% per annum, in the aggregate principal amount of approximately $694 million divided between the three series as follows: $485 million in the case of Series A Equipment Notes, $107 million in the case of Series B Equipment Notes, and $102 million in the case of Series C Equipment Notes. The Equipment Notes were purchased by the Trustee for each pass through trust using the proceeds from the sale of Pass Through Certificates, Series 2007-1A, Pass Through Certificates, Series 2007-1B, and Pass Through Certificates, Series 2007-1C (collectively, the "Certificates").

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

        Denver Special Facilities Airport Revenue Refunding Bonds, Series 2007A.    On June 28, 2007, the City and County of Denver issued approximately $270 million of Denver International Airport ("DEN") refunding bonds ("Series 2007A Bonds"). The Series 2007A Bonds are unconditionally guaranteed by United. The Series 2007 A Bonds were issued in two tranches—approximately $170 million aggregate principal amount of 5.25% discount bonds and $100 million aggregate principal amount of 5.75% premium bonds. The weighted average yield to the 2032 maturity is approximately 5.47%.

        The Series 2007A Bonds were issued to refinance United's guaranteed principal of $261 million, plus accrued interest and new issuance costs relating to the City and County of Denver, Colorado Special Facilities Airport Revenue Bonds (United Air Lines Project) Series 1992A (the "1992 Bonds") that were issued in 1992 to finance certain facilities at the Denver International Airport. The 1992 Bonds were due in 2032 unless United elected not to extend its airport facility lease, in which case they were due in 2023. The Series 2007A Bonds similarly are due in 2032 unless United makes a similar

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(12) Debt Obligations (Continued)

election not to extend its lease. The outstanding bonds and related guarantee are not recorded in the Company's Statements of Consolidated Financial Position at December 31, 2006 and 2007. See Note 15, "Commitments, Contingent Liabilities and Uncertainties" for additional information related to these bonds.

        EETC Repurchases.    In addition, the Company purchased certain of its previously issued and outstanding EETC securities in open market transactions during 2007. The Company purchased EETC securities, including accrued interest, for $96 million and adjusted these securities to a fair value of $91 million at December 31, 2007. These EETC securities were issued by third-party pass-through trusts that are not consolidated by the Company. The pass-through trusts' only investments are equipment notes issued by United. The acquisition of the EETC securities does not legally extinguish the corresponding equipment notes; therefore, the certificates are classified as a non-current investment.

        Interest Rate Swap.    In January 2007, the Company terminated the interest rate swap that had been used to hedge the future interest payments under the original credit facility debt. For further details, see Note 14, "Financial Instruments and Risk Management—Interest Rate Swap."

        6% senior notes.    In accordance with the provisions of the 6% senior notes issued in 2006 (see discussion below), UAL elected to pay interest in kind for one semi-annual interest payment in 2007. Accordingly, the notes have increased by $15 million reflecting this in kind interest payment.

2006 Debt Transactions

        Credit Facility.    On the Effective Date, United obtained a credit facility that provided for a total commitment of up to $3.0 billion that comprised two separate tranches: (i) Tranche A consisted of up to $200 million revolving commitment available for Tranche A loans and for standby letters of credit to be issued in the ordinary course of business of United or one of its subsidiary guarantors; and (ii) Tranche B consisted of a term loan commitment of up to $2.45 billion available at the time of closing and additional delayed draw term loan commitments of up to $350 million available upon, among other things, United's acquiring unencumbered title to some or all of the 14 airframes and related engines that were subject to United's 1997-1 EETC financing. The credit facility would have matured on February 1, 2012 but was amended in February 2007, as explained above.

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

        United's obligations under the credit facility were unconditionally guaranteed by UAL and certain of the direct and indirect domestic subsidiaries of the Company, other than certain immaterial subsidiaries (the "Original Guarantors"), and were secured by a security interest in substantially all of the tangible and intangible assets of the Original Guarantors. The obligations under the credit facility were also secured by a pledge of the capital stock of United and the direct and indirect subsidiaries of UAL Corporation and United, except that a pledge of any first-tier foreign subsidiary was limited to

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(12) Debt Obligations (Continued)

65% of the stock of such subsidiary and such foreign subsidiaries were not required to pledge the stock of their subsidiaries.

        As of December 31, 2006, the Company had outstanding borrowings of $2.8 billion of which $2.438 billion was subject to an interest rate of 9.12% with the remaining balance of $348 million at 9.125%. In addition, letters of credit were issued under the credit facility as of December 31, 2006 in an aggregate amount of $63 million subject to an interest rate of 3.75%. The Company was in compliance with the credit facility covenants at December 31, 2006.

        Push Down of UAL Securities.    The following instruments issued by UAL have been pushed down to United and are reflected as debt of United as part of fresh-start reporting.

        Limited-Subordination Notes.    In July 2006, UAL issued $726 million aggregate principal amount of 4.5% senior limited-subordination convertible notes to irrevocable trusts established for the benefit of certain of its employees, including employees under collective bargaining agreements. The notes are unsecured, mature on June 30, 2021 and do not require any payment of principal before maturity. Interest is payable semi-annually, in arrears. These notes may be converted into common stock of Successor UAL at any time after October 23, 2006. The conversion price, which was initially $34.84, is subject to adjustment for certain dilutive items and events. Effective January 10, 2008, the conversion price was changed to $32.64 due to UAL's January 23, 2008 special distribution to holders of Successor UAL common stock. The notes are junior, in right of payment upon liquidation, to the Company's obligations under the 5% senior convertible notes and 6% senior notes discussed below. The notes are callable in cash and/or Successor UAL common stock beginning approximately five years after the issuance date, except that UAL may elect to pay in common stock only if the common stock has traded at not less than 125% of the conversion price for the 60 consecutive trading days immediately before the redemption date. In addition, on each of June 30, 2011 and June 30, 2016, holders have the option to require UAL to repurchase its notes, which UAL may elect to do through the payment of cash or Successor UAL common stock, or a combination of both.

        Pursuant to the Plan of Reorganization, the notes were to have been issued at a conversion price of $46.86, which was calculated as 125% of the average closing common stock price for the 60 consecutive trading days following February 1, 2006. The Plan of Reorganization also required that the notes bear interest at a rate so that the notes would trade at par upon issuance. Since the original conversion option was priced significantly out of the money as of the note issuance date of July 25, 2006, UAL agreed with employee groups to modify the conversion price to make the notes more marketable and to provide UAL with a more favorable interest rate. This modification did not alter or eliminate the requirement that an interest rate be selected so that the notes would trade at par upon issuance. Had UAL not modified the conversion price, the interest rate required to meet the par trading requirement would have been significantly higher than 4.5%.

        The Company accounted for the July 25, 2006 modification of debt in accordance with EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." The Company evaluated the original and modified terms of this debt instrument (including performing a fair valuation of the conversion feature before and after the modification), and determined that the modification qualified to be accounted for as an extinguishment of debt. As a result, the modified Limited-Subordination Notes were recorded at fair market value on their date of

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(12) Debt Obligations (Continued)

issuance, which approximated the book value of the original extinguished notes, and no gain or loss was realized on the extinguishment. The Company had recorded the original obligation to issue the Limited-Subordination Notes at fair market value upon its emergence from bankruptcy in accordance with fresh-start reporting.

        After the issuance of the modified notes in July 2006, the trusts sold the notes to third parties and remitted the proceeds to the employee beneficiaries.

        5% senior convertible notes.    On the Effective Date, UAL issued these notes to certain holders of the O'Hare municipal bonds on the Effective Date. The notes are unsecured, have a term of 15 years from the date of issuance and do not require any payment of principal before maturity. Interest is payable semi-annually, in arrears. These 5% senior convertible notes may be converted, at the holder's option, into Successor UAL common stock at any time at an initial conversion price of $46.86. Effective January 10, 2008, the conversion price was adjusted to $43.90 due to the UAL special distribution to holders of Successor UAL common stock on January 23, 2008. This conversion price is subject to adjustment for certain dilutive items and events. These notes are callable, at UAL's option, in cash or Successor UAL common stock, under certain conditions, beginning five years after the issuance date. In the case of any such redemption, the Company may only redeem these notes with shares of common stock if Successor UAL common stock has traded at no less than 125% of the conversion price for the 60 consecutive trading days prior to the redemption date. The holders have the option to require UAL to repurchase their notes on the 5th and 10th anniversary of the date of issuance, which UAL may elect to do through the payment of cash, common stock or a combination of both.

        6% senior notes.    On the Effective Date, UAL issued these notes to the PBGC. These notes are unsecured, mature 25 years from the issuance date and do not require any payment of principal before maturity. Interest is payable semi-annually, in arrears. Interest may be paid with cash, in kind notes or Successor UAL common stock through 2011 and thereafter in cash. These notes are callable at any time at 100% of par value, and can be redeemed with either cash or Successor UAL common stock at UAL's option. Upon a change in control or other event as defined in the agreement, UAL has an obligation to redeem the notes. In the case of such mandatory redemption, UAL may elect to redeem the notes in cash, in shares of Successor UAL common stock or a combination thereof.

        Contingent Senior Unsecured Notes.    In addition to the debt issued as noted above, UAL is obligated to issue to the PBGC 8% senior unsecured notes with an aggregate $500 million principal amount in up to eight equal tranches of $62.5 million (with no more than two tranches issued on a single date) upon the occurrence of certain financial triggering events. Any required tranche will be issued no later than 45 days following the end of any fiscal year in which there is an issuance trigger event, starting with the fiscal year ending December 31, 2009 and ending with the fiscal year ending December 31, 2017. An issuance trigger event occurs when, among other things, the Company's EBITDAR exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year, beginning with the fiscal year ending December 31, 2009. However, if the issuance of a tranche would cause a default under any other securities then existing, UAL may satisfy its obligations with respect to such tranche by issuing Successor UAL common stock having a market value equal to $62.5 million. Each issued tranche will mature 15 years from its respective issuance date, with interest payable in cash in semi-annual installments, and will be callable at any time at 100% of par value, plus accrued and unpaid interest.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(12) Debt Obligations (Continued)

        At December 31, 2007, UAL's contractual principal payments under then-outstanding long-term debt agreements in each of the next five calendar years are as follows: 2008—$678 million; 2009—$737million; 2010—$918 million; 2011—$824 million; 2012—$385 million and thereafter—$3,802 million. At December 31, 2007, United's contractual principal payments under then-outstanding long-term debt agreements in each of the next five calendar years are as follows: 2008—$678 million; 2009—$736 million; 2010—$917 million; 2011—$824 million; 2012—$385 million and thereafter—$3,801 million.

        In addition to the Amended Credit Facility collateral described above, aircraft having an aggregate book value of $5.6 billion at December 31, 2007 were pledged as security under various loan agreements. As of December 31, 2007, 113 aircraft with a net book value of $2.0 billion were unencumbered.

(13) UAL Preferred Stock

        The following instrument has been pushed down to United and is reflected on United's books as part of fresh-start reporting.

        UAL is authorized to issue 250 million shares of preferred stock (without par value), 5 million shares of 2% convertible preferred stock (par value $0.01 per share) and two shares of junior preferred stock (par value $0.01 per share).

        The 2% convertible preferred stock was issued to the PBGC on the Effective Date. The shares were issued at a liquidation value of $100 per share, convertible at any time following the second anniversary of the issuance date into common stock of Successor UAL at an initial conversion price of $46.86 per common share; with dividends payable in kind semi-annually (in the form of increases to the liquidation value of the issued and outstanding shares). The preferred stock ranks pari passu with all current and future UAL or United preferred stock and is redeemable at any time at the then-current liquidation value (plus accrued and unpaid dividends) at the option of the issuer. The preferred stock is mandatorily convertible 15 years from the date of issuance. Upon a fundamental change or a change in ownership as defined in UAL's restated certificate of incorporation, holders of shares of the preferred stock are also entitled to receive payment equal to the amount they would receive in an actual liquidation of UAL. At December 31, 2007 and 2006, 5 million shares of 2% convertible preferred stock were outstanding with an aggregate liquidation value of $519 million and $509 million, respectively, which includes $19 million and $9 million, respectively, of accrued and paid in kind dividends. At December 31, 2007 and 2006, the carrying value of the 2% convertible preferred stock was $371 million and $361 million, respectively. The carrying value includes $19 million and $9 million of accrued and paid in kind dividends at December 31, 2007 and 2006, respectively. In addition, the two shares of junior preferred stock were issued in 2006. In February 2008, 1.0 million preferred shares were converted into approximately 2.2 million common shares.

(14) Financial Instruments and Risk Management

        Instruments designated as cash flow hedges are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as long as the hedge is highly effective and the underlying transaction is probable. If both factors are present, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income (loss) until earnings are affected by the cash flows being

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(14) Financial Instruments and Risk Management (Continued)

hedged. To the extent that the designated cash flow hedges are ineffective, gain or loss is recognized currently in earnings. The Company offsets the fair value of derivative instruments executed with the same counterparty when netting agreements exist.

        Instruments classified as economic hedges do not qualify for hedge accounting under SFAS 133. Under this classification all changes in the fair value of these contracts are recorded currently in income, with the offset to either current assets or liabilities each reporting period. Economic fuel hedge gains and losses are classified as part of aircraft fuel expense, and foreign currency hedge gains and losses are classified as part of nonoperating income.

Aircraft Fuel Hedges.

        The Company has a risk management strategy to hedge a portion of its price risk related to projected jet fuel requirements primarily through collar options. The collars involve the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. In the year ended December 31, 2007 and the eleven months ended December 31, 2006, the Successor Company entered into and settled various derivative positions for its mainline operations that were classified as economic hedges.

        In the year ended December 31, 2007, the Company's Mainline fuel expense included income of $83 million from net gains on economic hedges. The net hedge gains recorded in 2007 included $20 million of unrealized mark-to-market gains for contracts settling after December 31, 2007. In the eleven months ended December 31, 2006, the Successor Company recognized a net loss of $26 million which included a $24 million realized loss on settled contracts and $2 million of unrealized mark-to-market losses for contracts settling after December 31, 2006, all of which were classified as mainline fuel expense in the Statements of Consolidated Operations. In 2005, the Predecessor Company recognized income of $40 million in non-operating income primarily due to non-designated hedges.

        As of December 31, 2007, the Company had hedged 13% of forecasted first quarter 2008 fuel consumption of which 82% is through three-way collars with upside protection, on a weighted-average basis, beginning from $90 per barrel and capped at $100 per barrel with payment obligations, on a weighted-average basis, beginning if crude oil drops below $85 per barrel. The remaining 18% is hedged through collars with upside protection beginning, on a weighted-average basis, at a crude oil equivalent price of $101 per barrel with payment obligations, on a weighted- average basis, beginning if crude oil drops below $91 per barrel.

        As of December 31, 2007, the Company had hedged 13% of forecasted fuel consumption for 2008, of which 67% is through three-way collars with upside protection, on a weighted-average basis, beginning from $87 per barrel and capped at $100 per barrel with payment obligations, on a weighted-average basis, beginning if crude oil drops below $81 per barrel. The remaining 33% is hedged through collars with upside protection beginning, on a weighted-average, at a crude oil equivalent price of $94 per barrel with payment obligations, on a weighted-average, beginning if crude oil drops below $81 per barrel.

Interest Rate Swap.

        From time to time, the Company uses interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of the Company's interest rate hedging policy. In

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(14) Financial Instruments and Risk Management (Continued)

February 2006, the Successor Company entered into an interest rate swap with an initial notional amount of $2.45 billion that would have decreased to $1.8 billion over the term of the swap. The swap would have expired in February 2012 and required that the Company pay a fixed rate of 5.14% and receive a floating rate based on the three-month LIBOR rate.

        The Company initially applied hedge accounting for the swap but subsequently discontinued hedge accounting in 2006 as the Company determined that it was no longer probable that a portion of the forecasted cash flows hedged by the swap would occur, in light of the Company's developing plans to retire a portion of the credit facility in advance of scheduled maturities. Any gains and losses related to interest rate swap agreements, if any, that are included in earnings are classified as interest expense. In January 2007, the Company terminated the interest rate swap that had been used to hedge the future interest payments under the original credit facility.

Foreign Currency Derivatives.

        During 2007, the Company began hedging a portion of its remaining 2007 foreign currency risk exposure using foreign currency forward contracts. As of December 31, 2007, the Company hedged a portion of its expected foreign currency cash flows in the Australian dollar, Canadian dollar, British pound, European Euro and Japanese yen. As of December 31, 2007, the notional amount of these foreign currencies hedged with the forward contracts in U.S. dollars terms was approximately $346 million. These contracts expire at various dates through December 2008. For the year ended December 31, 2007, there were no material gains or losses from these derivative positions.

Fair Value of Financial Instruments.

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which such estimates can be made:

Cash and Cash Equivalents, Restricted Cash and Short-term Investments.

        The carrying amounts approximate fair value because of the short-term maturity of these investments.

Derivative Financial Instruments.

        Market prices used to determine fair value fuel-related and foreign currency derivatives are primarily based on prices obtained from counterparties or broker-dealers.

Preferred Stock and Long-Term Debt.

        The fair value is based on the quoted market prices for the same or similar issues, discounted cash flow models using appropriate market rates and the Black-Scholes model to value conversion rights in UAL's convertible preferred stock and debt instruments.

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2007 and 2006. Amounts shown below are applicable to both UAL and United except that long-term debt is presented on a UAL consolidated basis, which is approximately $3 million and $4 million higher than both the carrying value and fair value of United's

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(14) Financial Instruments and Risk Management (Continued)

long-term debt at December 31, 2007 and 2006, respectively, as disclosed in Note 12, "Debt Obligations."

	2007		2006
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current portion)	$7,093	$6,796	$9,140	$9,510
Preferred stock	371	401	361	443
Fuel derivative contracts—gains (losses)	20	20	(2)	(2)
Interest rate swap loss	—	—	12	12
Foreign currency derivative contract gains	1	1	—	—
Lease deposits	516	531	539	574

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

        Legal and Environmental Contingencies.    The Company has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company's consolidated financial position or results of operations.

        The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimatable. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

        The Company anticipates that if ultimately found liable, its damages from claims arising from the events of September 11, 2001 could be significant; however, the Company believes that, under the Air Transportation Safety and System Stabilization Act of 2001, its liability will be limited to its insurance coverage.

        The Company is also currently analyzing whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the European Commission (the "Commission") issued to 26 carriers on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(15) Commitments, Contingent Liabilities and Uncertainties (Continued)

fixing cartel had been in operation in the air cargo transportation industry. United received a copy of the Statement of Objections and is currently evaluating the Commission's evidence related to the Company and its personnel. United is cooperating with the Commission's investigation. United intends to defend itself vigorously against these charges in its formal response to the Commission and in the European Court of Justice if necessary. The Company's evaluation of this matter is still in the early stages, and based upon the information currently available no reserve for potential liability has been recorded as of December 31, 2007. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.

        Contingent Senior Unsecured Notes.    UAL is obligated to issue up to $500 million of 8% senior unsecured notes to the PBGC in up to eight equal tranches of $62.5 million upon the occurrence of certain financial triggering events. Beginning with fiscal year ending December 31, 2009 and ending with fiscal year December 31, 2017, a triggering event may occur when, among other things, the Company's EBITDAR exceeds $3.5 billion over a prior twelve month period. In certain circumstances, UAL common stock may be issued in lieu of issuance of the notes. See Note 12, "Debt Obligations" for further information.

        Commitments.    At December 31, 2007, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.9 billion, after deducting advance payments. The Company's current commitments are primarily for the purchase of, in the aggregate, 42 A319 and A320 aircraft. In January 2006, United reached an agreement with the airframe manufacturer to delay, with the right to cancel these future orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take future delivery of these aircraft. The Company also reached an agreement with the engine manufacturer eliminating all provisions pertaining to firm commitments and support for future Airbus aircraft. While this permits future negotiations on engine pricing with any engine manufacturer, restructured aircraft manufacturer commitments have assumed that aircraft will be delivered with installed engines at list price. The Company's current commitments would require the payment of an estimated $0.4 billion in 2008, $0.3 billion for the combined years of 2009 and 2010, $0.7 billion for the combined years of 2011 and 2012 and $1.5 billion thereafter.

Guarantees and Off-Balance Sheet Financing.

        Fuel Consortia.    The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortium (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2007, approximately $890 million principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. United's contingent exposure is approximately $195 million principal amount of such bonds based on its recent consortia participation. The Company's contingent exposure could increase if the

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(15) Commitments, Contingent Liabilities and Uncertainties (Continued)

participation of other carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2010 to 2028. The Company did not record a liability at the time these indirect guarantees were made.

        Municipal Bond Guarantees.    The Company has entered into long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds. These bonds were issued by various local municipalities to build or improve airport and maintenance facilities. Under these lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. However, as a result of the bankruptcy filing, United was not permitted to make payments on unsecured pre-petition debt. The Company was advised that these municipal bonds may be unsecured (or in certain instances, partially secured). In 2006, as a result of the final Bankruptcy Court decisions, certain leases (SFO and LAX) were considered to be financings resulting in the Company's guarantees being discharged in bankruptcy. The DEN lease related to the 1992 bonds, as discussed in Note 12, "Debt Obligations," was not rejected. The Company has guaranteed interest and principal payments on $270 million of the DEN bonds, which were originally issued in 1992, redeemed and reissued in 2007 and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The outstanding bonds and related guarantee are not recorded in the Company's Statements of Consolidated Financial Position at December 31, 2007 or 2006. The related lease agreement is recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the lease term. The annual lease payments through 2023 and the final payment for the principal amount of the bonds are included in the future operating lease payments disclosed in Non-aircraft lease payments in Note 16, "Lease Obligations." There remains an issue as to whether the LAX and SFO bondholders have a secured interest in certain of the Company's leasehold improvements. The Company has accrued an amount which it estimates is probable to be approved by the Bankruptcy Court for these secured interests. See Note 1, "Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases," for a discussion of ongoing litigation with respect to certain of these obligations.

Collective Bargaining Agreements.

        Approximately 81% of United's employees are represented by various U.S. labor organizations. During 2005, United reached new agreements with its labor unions for new collective bargaining agreements which became effective in January 2005. These agreements are not amendable until January 2010.

(16) Lease Obligations

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

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(16) Lease Obligations (Continued)

        In connection with fresh-start reporting requirements, aircraft operating leases were adjusted to fair value and a net deferred asset of $263 million was recorded in the Statement of Consolidated Financial Position on the Effective Date, representing the net present value of the differences between stated lease rates in agreed term sheets and the fair market lease rates for similar aircraft. These deferred amounts are amortized on a straight-line basis as an adjustment to aircraft rent expense over the individual applicable remaining lease terms, generally from one to 17 years.

        At December 31, 2007, the Company's leased aircraft, scheduled future minimum lease payments under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year were as follows:

	Operating Leases
(In millions)	Mainline Aircraft	United Express Aircraft	Non-aircraft	Capital Leases(b)
Number of Aircraft
United	162	251	—	72
UAL	161	251	—	72
Payable during(a)
2008	$346	$410	$558	$341
2009	323	435	535	180
2010	307	433	516	465
2011	307	417	461	168
2012	297	372	422	119
After 2012	936	1,380	3,284	592

UAL minimum lease payments	$2,516	$3,447	$5,776	1,865

Imputed interest (at rates of 1.0% to 8.9%)				(509)

Present value of minimum lease payments				1,356
Current portion				(250)

Long-term obligations under capital leases				$1,106

(a)
Amounts apply to both UAL and United except that United leases one aircraft from UAL, resulting in total United mainline aircraft operating lease payments of $2,523 million.

(b)
Aircraft lease obligations are for 44 Mainline and 28 United Express aircraft. Includes non-aircraft capital lease payments aggregating $19 million in years 2008 through 2011, and United Express capital lease obligations of $13 million in 2008, $11 million in 2009, $5 million each in years 2010, 2011 and 2012 and $4 million thereafter.

        Aircraft operating leases have initial terms of 1 to 26 years, with expiration dates ranging from 2008 through 2024. The Company has facility operating leases that extend to 2030. Under the terms of most leases, the Company has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others, at fair market value or a percentage of cost. See Note 2(j), "Summary of Significant Accounting Policies—United Express" for additional information related to United Express contracts.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(16) Lease Obligations (Continued)

        Certain of the Company's aircraft lease transactions contain provisions such as put options giving the lessor the right to require us to purchase the aircraft at lease termination for a certain amount resulting in residual value guarantees. Leases containing this or similar provisions are recorded as capital leases on the balance sheet and, accordingly, all residual value guarantee amounts contained in the Company's aircraft leases are fully reflected as capital lease obligations in the Statements of Consolidated Financial Position.

        In connection with certain euro-denominated aircraft financings accounted for as capital leases, United had on deposit in certain banks at December 31, 2007 an aggregate 338 million euros ($497 million) and $19 million in U.S. denominated deposits, and had pledged an irrevocable security interest in such deposits to certain of the aircraft lessors. These deposits will be used to repay an equivalent amount of recorded capital lease obligations, and are classified as aircraft lease deposits in the Statements of Consolidated Financial Position.

        Amounts charged to rent expense, net of minor amounts of sublease rentals, were $934 million and $936 million for UAL and United, respectively, for the year ended December 31, 2007; $833 million and $834 million for UAL and United, respectively, for the eleven months ended December 31, 2006; $76 million for both UAL and United for the month ended January 31, 2006; and $1.0 billion for the year ended December 31, 2005 for both UAL and United. Included in Regional affiliates expense in the Statements of Consolidated Operations were operating rents for United Express aircraft of $425 million and $403 million for the Successor Company for the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively; and $35 million and $449 million for the month ended January 31, 2006 and the year ended December 31, 2005, respectively, for the Predecessor Company.

        The Company has various operating leases for 121 aircraft in which the lessors are trusts established specifically to purchase, finance and lease aircraft to United. These leasing entities meet the criteria for VIEs; however, the Company does not hold a significant variable interest in, and is not considered the primary beneficiary of the leasing entities since the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value, or entitles the Company to participate in increases in the value of the financed aircraft. In addition, of the Company's total aircraft operating leases only 10 of these aircraft leases allow the Company to purchase the aircraft at other than fair market value; these leases have fixed price buy out options specified in the lease agreements.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(17) Statement of Consolidated Cash Flows—Supplemental Disclosures

        Supplemental disclosures of cash flow information and non-cash investing and financing activities for both UAL and United, except as noted, are as follows:

	Successor		Predecessor
(In millions)	Year Ended December 31, 2007	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	Year Ended December 31, 2005
Cash paid during the period for:
Interest (net of amounts capitalized)	$614	$703	$35	$456
Income taxes	10	—	—	—
Non-cash transactions:
Long-term debt incurred to acquire assets	$—	$242	$—	$—
Capital lease obligations incurred to acquire assets	—	155	—	—
Pension and other postretirement changes recorded in other comprehensive income (loss)	—	87	(4)	(661)
Accrued special distribution on UAL common stock (UAL only)	257	—	—	—
Interest paid in kind on 6% senior notes	15	—	—	—
Net unrealized gain (loss) on financial instruments recorded in other comprehensive income (loss)	5	(5)	24	—

        In addition to the above non-cash transactions, see Note 1, "Voluntary Reorganization Under Chapter 11," Note 12, "Debt Obligations" and Note 13, "Preferred Stock."

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

        In connection with the Chase Mileage Plus agreement, the Company provided Chase a junior lien upon, and security interest in, all collateral pledged or in which security interest is granted, as security in the credit facility. The security interest was junior to other credit facility debt, and applied to no more than $850 million in total advance purchases at any time. In February 2007, the Company amended the agreement with Chase whereby Chase released their junior security interest in the collateral pledged to the Amended Credit Facility. However under certain circumstances, the Company is obligated to reinstate Chase's junior security interest in the assets pledged to the Amended Credit Facility. As of December 31, 2007 and 2006, the total advanced purchase of miles was $694 million and $681 million, respectively.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(19) Related Party Transactions

        At December 31, 2006, United, through one of its wholly-owned subsidiaries, Mileage Plus, Inc. ("MPI"), had a $200 million note receivable from UAL. During 2007, UAL, United and MPI executed a note payment agreement to pay and thereby cancel this note payable (plus accrued interest). This transaction had no effect in the UAL consolidated financial statements and was treated as a forgiveness of debt in United's financial statements, resulting in a decrease in paid in capital equal to the total decrease in notes and interest receivable.

(20) Special Items

2007—Successor Company

        SFO Municipal Bonds Security Interest.    In the first quarter of 2007, the Company recorded a $3 million benefit to operating income as a special item to reduce the Company's recorded obligation for the SFO municipal bonds to the amount considered probable of being allowed by the Bankruptcy Court.

        LAX Municipal Bonds Security Interest.    In the first and third quarters of 2007, the Company recorded special items of $19 million and $8 million, respectively, as favorable adjustments to operating income to adjust the Company's recorded obligation for the LAX municipal bonds to the amount considered probable of being allowed by the Bankruptcy Court. See Note 1, "Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases" for further information related to the SFO and LAX litigation.

        Change in Estimate.    In the third quarter of 2007, the Company recorded a change in estimate of $59 million for certain liabilities relating to bankruptcy administrative claims. This adjustment resulted directly from the progression of the Company's ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies. Therefore, the Company recorded a special operating revenue credit of $45 million and a special operating expense credit of $14 million for these changes in estimate.

2006—Successor Company

        SFO Municipal Bonds Security Interest.    In October 2006, the Bankruptcy Court issued an order declaring that the owners of certain municipal bonds, issued before the Petition Date to finance construction of certain leasehold improvements at SFO, should be allowed a secured claim of approximately $27 million, based upon the court-determined fair value of the Company's underlying leasehold. After the denial of post-trial motions, both parties have appealed to the District Court. In accordance with SOP 90-7, as of the Effective Date, the Company recorded $60 million as its best estimate of the probable security interest to be awarded in this unresolved litigation. In the third quarter of 2006 the Company recorded a special item of $30 million benefit to operating income, to reduce the Company's recorded obligation for the SFO municipal bonds to the amount the Company estimated liability at that time.

        ALPA Non-Qualified Pension Plan.    In the fourth quarter of 2006, the Company recorded a special item of $24 million as a benefit to operating income to reduce the Company's recorded obligation for this matter. This adjustment was based on the receipt of a favorable court ruling in ongoing litigation and the Company's determination that it was probable the Company would not be required to satisfy this obligation.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(20) Special Items (Continued)

        LAX Municipal Bonds Security Interest.    In the fourth quarter of 2006, based on litigation developments, the Company recorded a special item of $18 million as a charge to operating income to adjust the Company's recorded obligation for the LAX municipal bonds to the amount the Company estimated was probable to be allowed by the Bankruptcy Court.

2005—Predecessor Company

        Aircraft Impairment.    During the second quarter of 2005, UAL and United recognized charges of $18 million and $5 million, respectively, for aircraft impairments related to the planned accelerated retirement of certain aircraft.

(21) Severance Accrual

        The Company has implemented several cost saving initiatives that have resulted in a reduction in workforce such as the outsourcing of administrative functions, the closing of certain call centers and its announcement of the elimination of certain salaried and management positions through attrition and layoffs. The Company's severance policy provides the affected employees salary continuation as well as certain insurance benefits for a specified period of time. The Company recognizes its severance obligations in accordance with Statement of Financial Accounting Standards No. 112 (As Amended), Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43. In 2006, the Company accrued $30 million, which was substantially paid in 2006, for severance primarily due to a significant restructuring program that resulted in the elimination of a significant number of positions.

(22) Distribution Payable

        In December 2007, the UAL Corporation Board of Directors approved a special distribution of $2.15 per share to holders of UAL common stock. The distribution, of approximately $257 million, was paid on January 23, 2008 to the holders of record of UAL common stock on January 9, 2008. The distribution has been accrued at December 31, 2007 in UAL's Consolidated Statements of Financial Position.

        In January 2008, United's Board of Directors approved a dividend of up to $260 million to UAL to fund the January 23, 2008 special distribution to UAL common stockholders. As such, United did not accrue the distribution at December 31, 2007.

        The determination of whether the $2.15 per share distribution is characterized as a return of capital or a dividend for income tax purposes will not be finalized until January 2009 after UAL determines the amount of its 2008 taxable profit. If all, or a portion of, the distribution exceeds UAL's accumulated or 2008 profits, the excess will be taxed as a return of capital rather than a dividend.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(23) UAL Selected Quarterly Financial Data (Unaudited)

			Successor
	Predecessor
					Quarter Ended
(In millions, except per share amounts)	Period from January 1 to January 31		Period from February 1 to March 31
					March 31		June 30	September 30	December 31
2007:
Operating revenues	(b	)	(b	)	$4,373		$5,213	$5,527	$5,030
Earnings (loss) from operations	(b	)	(b	)	(92)		537	656	(64)
Net income (loss)	(b	)	(b	)	(152)		274	334	(53)
Basic earnings (loss) per share	(b	)	(b	)	$(1.32)		$2.31	$2.82	$(0.47)
Diluted earnings (loss) per share(a)	(b	)	(b	)	$(1.32)		$1.83	$2.21	$(0.47)
2006:
Operating revenues	$1,458		$3,007		(b	)	$5,113	$5,176	$4,586
Earnings (loss) from operations	(52)		(119)		(b	)	260	335	23
Net income (loss)	22,851		(223)		(b	)	119	190	(61)
Basic earnings (loss) per share	$196.61		$(1.95)		(b	)	$1.01	$1.62	$(0.55)
Diluted earnings (loss) per share(a)	$196.61		$(1.95)		(b	)	$0.93	$1.30	$(0.55)

(a)
Diluted EPS was significantly impacted in certain quarters by the Limited-Subordination Notes, including the modification of the conversion price from $46.86 to $34.84 in July 2006. See Note 4, "UAL Per Share Amounts" and Note 12, "Debt Obligations," for further information.

(b)
Not applicable.

        UAL's quarterly financial data is subject to seasonal fluctuations and historically, its results in the second and third quarters are better as compared to the first and fourth quarters of each year since the latter quarters normally reflect weaker demand. UAL's quarterly results were impacted by the following significant items:

2007

  •
  The first and third quarters include $22 million and $8 million, respectively, of favorable adjustments to operating income for the SFO and LAX municipal bonds.

  •
  The third quarter was impacted by a special operating revenue credit of $45 million and a special operating expense credit of $14 million for changes in estimates for certain liabilities relating to bankruptcy administrative claims.

  •
  The fourth quarter includes a gain of $41 million from the sale of ARINC.

  •
  The Company's change in the expiration period for unused frequent flier miles increased revenues by approximately $28 million, $47 million, $50 million and $121 million in each quarter of 2007, respectively.

2006

  •
  The January period includes reorganization income of $22.9 billion.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements (Continued)

(23) UAL Selected Quarterly Financial Data (Unaudited) (Continued)

  •
  The third quarter includes income of $30 million from a special item as discussed in Note 20, "Special Items."

  •
  The third quarter was favorably impacted by the reversal of accrued interest of $30 million while the first and second quarters were adversely affected by interest accruals related to the Chase agreement as discussed in Note 18, "Advanced Purchase of Miles."

        See Note 1, "Voluntary Reorganization Under Chapter 11" and Note 20, "Special Items," for further discussion of these items.

(24) Subsequent Event

        In February 2008, 1.0 million shares of 2% convertible preferred stock were converted into approximately 2.2 million UAL common shares.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

        UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL's and United's disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of December 31, 2007, disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2007

        There were no changes in UAL's or United's internal control over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting, except that UAL and United designed and implemented procedures that resulted in remediation of the income tax accounting material weakness previously reported in their 2006 Annual Reports on Form 10-K and 2007 Quarterly Reports on Form 10-Q. These remediation steps were developed following investigation and review of the processes and activities surrounding the material weakness and include changes to these processes to prevent or detect similar future occurrences.

        In response to the identified material weakness, our management, with oversight from our Audit Committee, implemented a plan of remediation. As a result of this plan, the following control improvements were made during 2007:

  •
  Recruited experienced, permanent tax professionals who have significant tax accounting and reporting experience;

  •
  Implemented programs designed to reduce staff turnover;

  •
  Enhanced processes and controls related to income tax accounting and reporting; and

  •
  Provided additional and ongoing training to our tax staff on the application of technical accounting literature to the Company's transactions.

UAL Corporation Management Report on Internal Control Over Financial Reporting

February 27, 2008

To the Stockholders of UAL Corporation
Chicago, Illinois

        The management of UAL Corporation and subsidiaries ("UAL") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2007.

        During the fiscal year ended December 31, 2007, management designed and implemented remediation steps over an income tax accounting material weakness previously reported in our Annual Report on Form 10-K dated March 16, 2007, as described within Item 9A.

        Our independent registered public accounting firm, Deloitte & Touche LLP, who audited UAL's consolidated financial statements included in this Form 10-K, has issued a report on UAL's internal control over financial reporting, which is included herein.

United Air Lines, Inc. Management Report on Internal Control Over Financial Reporting

February 27, 2008

To the Stockholder of United Air Lines, Inc.
Chicago, Illinois

        The management of United Air Lines, Inc. ("United") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2007.

        During the fiscal year ended December 31, 2007, management designed and implemented remediation steps over an income tax accounting material weakness previously reported in our Annual Report on Form 10-K dated March 29, 2007, as described within Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UAL Corporation
Chicago, Illinois

        We have audited the internal control over financial reporting of UAL Corporation and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP Chicago, Illinois February 27, 2008

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Certain information required by this item with respect to UAL is incorporated by reference from UAL's definitive proxy statement for its 2008 Annual Meeting of Stockholders. Certain information required by this item with respect to United is incorporated by reference from United's definitive information statement to be filed within 120 days of December 31, 2007. Information regarding the executive officers of UAL and United is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.    EXECUTIVE COMPENSATION.

        Information required by this item with respect to UAL is incorporated by reference from UAL's definitive proxy statement for its 2008 Annual Meeting of Stockholders. Certain information required by this item with respect to United is incorporated by reference from United's definitive information statement to be filed within 120 days of December 31, 2007.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information required by this item with respect to UAL is incorporated by reference from UAL's definitive proxy statement for its 2008 Annual Meeting of Stockholders. Certain information required by this item with respect to United is incorporated by reference from United's definitive information statement to be filed within 120 days of December 31, 2007.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        Information required by this item with respect to UAL is incorporated by reference from UAL's definitive proxy statement for its 2008 Annual Meeting of Stockholders. Certain information required by this item with respect to United is incorporated by reference from United's definitive information statement to be filed within 120 days of December 31, 2007.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information required by this item with respect to UAL is incorporated by reference from UAL's definitive proxy statement for its 2008 Annual Meeting of Stockholders. Certain information required by this item with respect to United is incorporated by reference from United's definitive information statement to be filed within 120 days of December 31, 2007.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)	(1)	Financial Statements. The financial statements required by this item are listed in Item 8, Financial Statements and Supplementary Data herein.
	(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

		Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2007, the month ended January 31, 2006, the eleven month period ended December 31, 2006 and the year ended December 31, 2005.
		All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.
(b)
		Exhibits. The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K, and is incorporated herein by this reference. Each management contract or compensatory plan or arrangement is denoted with a "†" in the Exhibit Index.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

UAL CORPORATION UNITED AIR LINES, INC. (Registrants)
Date: February 28, 2008	/s/ Glenn F. Tilton Glenn F. Tilton Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of UAL Corporation and in the capacities and on the date indicated.

/s/ Glenn F. Tilton Glenn F. Tilton Chairman of the Board, President and Chief Executive Officer (principal executive officer)
/s/ Frederic F. Brace Frederic F. Brace Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	/s/ Robert D. Krebs Robert D. Krebs Director
/s/ Richard J. Almeida Richard J. Almeida Director	/s/ Robert S. Miller, Jr. Robert S. Miller, Jr. Director
/s/ Mary K. Bush Mary K. Bush Director	/s/ James J. O'Connor James J. O'Connor Director
/s/ Stephen R. Canale Stephen R. Canale Director	/s/ David J. Vitale David J. Vitale Director
/s/ W. James Farrell W. James Farrell Director	/s/ John H. Walker John H. Walker Director
/s/ Walter Isaacson Walter Isaacson Director	/s/ Stephen A. Wallach Stephen A. Wallach Director
Date: February 28, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Air Lines, Inc. and in the capacities and on the date indicated.

/s/ Glenn F. Tilton Glenn F. Tilton Chairman of the Board, President and Chief Executive Officer (principal executive officer)
/s/ Frederic F. Brace Frederic F. Brace Executive Vice President and Chief Financial Officer and Director (principal financial officer)
/s/ David M. Wing David M. Wing Vice President and Controller (principal accounting officer)
/s/ Graham W. Atkinson Graham W. Atkinson Director
/s/ Peter D. McDonald Peter D. McDonald Director
/s/ John P. Tague John P. Tague Director
Date: February 28, 2008

Schedule II

Valuation and Qualifying Accounts
For the Year Ended December 31, 2007,
the Eleven Month Period Ended December 31, 2006,
the Month Ended January 31, 2006
and
the Year Ended December 31, 2005

(In millions)
		Additions Charged to Costs and Expenses
Description	Balance at Beginning of Period		Deductions(a)		Balance at End of Period
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts (UAL):
2007 (Successor)	$27	$21	$21		$27
2006 (Successor)	27	18	18		27
January 2006 (Predecessor)	23	6	2		27
2005 (Predecessor)	24	8	9		23
Allowance for doubtful accounts (United):
2007 (Successor)	$27	$21	$21		$27
2006 (Successor)	27	18	18		27
January 2006 (Predecessor)	22	6	1		27
2005 (Predecessor)	23	8	9		22
Obsolescence allowance—spare parts
(UAL and United):
2007 (Successor)	$6	$19	$—		$25
2006 (Successor)	—	6	—		6
January 2006 (Predecessor)	66	—	66	(b)	—
2005 (Predecessor)	42	44	20		66
Valuation allowance for deferred tax assets (UAL):
2007 (Successor)	$2,248	$—	$433		$1,815
2006 (Successor)	2,310	—	62		2,248
January 2006 (Predecessor)	10,618	180	8,488	(b)	2,310
2005 (Predecessor)	2,819	7,830	31		10,618
Valuation allowance for deferred tax assets (United):
2007 (Successor)	$2,190	$—	$433		$1,757
2006 (Successor)	2,252	—	62		2,190
January 2006 (Predecessor)	10,494	155	8,397	(b)	2,252
2005 (Predecessor)	2,743	7,779	28		10,494

(a)
Deduction from reserve for purpose for which reserve was created.

(b)
Amounts include adjustments as required for the adoption of fresh-start reporting on February 1, 2006.

EXHIBIT INDEX

*3.1	Restated Certificate of Incorporation of UAL Corporation (filed as Exhibit 3.1 to UAL's Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)
*3.2	Restated Certificate of Incorporation of United Air Lines, Inc. (filed as Exhibit 3.1 to United's Form 8-K filed February 1, 2006, Commission file number 1-11355, and incorporated herein by reference)
*3.3	Amended and Restated Bylaws of UAL Corporation (filed as Exhibit 3.2 to UAL's Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)
*3.4	Amended and Restated Bylaws of United Air Lines, Inc. (filed as Exhibit 3.2 to United's Form 8-K filed February 1, 2006, Commission file number 1-11355, and incorporated herein by reference)
*4.1
Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation, as named therein, the Lenders named therein, JPMorgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL's Form 8-K filed February 5, 2007, Commission file number 1-6033, and incorporated herein by reference)
*4.2
First Amendment to Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated December 5, 2007, by and among United Air Lines, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL's Form 8-K filed December 7, 2007, Commission file number 1-6033, and incorporated herein by reference)
*4.3
Indenture dated as of February 1, 2006 among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance at 6% Senior Notes due 2031 and 8% Contingent Senior Notes (filed as Exhibit 4.2 to UAL's Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)
*4.4
ORD Indenture dated as of February 1, 2006 among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance at 5% Senior Convertible notes due 2021 (filed as Exhibit 4.3 to UAL's Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)
*4.5
First Supplement to Indenture dated February 16, 2006 among UAL Corporation, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 99.1 to UAL's Form 8-K filed February 21, 2006, Commission file number 1-6033, and incorporated herein by reference)
*4.6
Indenture dated as of July 25, 2006 among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and The Bank of New York Trust Company, N.A., as Trustee, providing for issuance of 4.50% Senior Limited-Subordination Convertible Notes due 2021 (filed as Exhibit 4.1 to UAL's Form 8-K filed July 27, 2006, Commission file number 1-6033, and incorporated herein by reference)
*†10.1
UAL Corporation Success Sharing Program—Performance Incentive Plan effective January 1, 2007 (filed as Exhibit 99.1 to UAL's Form 8-K filed March 26, 2007, Commission file number 1-6033, and incorporated herein by reference)

†10.2	UAL Corporation Success Sharing Program—Performance Incentive Plan Amendment No. 1 dated January 1, 2008
*†10.3
UAL Corporation Success Sharing Program—Profit Sharing Plan effective January 1, 2006 (filed as Exhibit 99.2. to UAL's Form 8-K filed March 26, 2007, Commission file number 1-6033, and incorporated herein by reference)
*†10.4	UAL Corporation Executive Severance Plan dated April 1, 2007 (filed as Exhibit 10.1 to UAL's Form 8-K filed March 26, 2007, Commission file number 1-6033, and incorporated herein by reference)
†10.5	UAL Corporation Executive Severance Plan Amendment No. 1 dated January 1, 2008
*†10.6
Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-6033, and incorporated herein by reference)
*†10.7
Amendment No. 1 dated December 8, 2002 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.44 to UAL's Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)
*†10.8
Amendment No. 2 dated February 17, 2003 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.45 to UAL's Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)
*†10.9
Amendment No. 3 dated September 29, 2006 to the Employment Agreement dated September 5, 2002, among UAL Corporation, United Air Lines, Inc. and Glenn F. Tilton (filed as Exhibit 99.2 to UAL's Form 8-K filed on September 29, 2006, Commission file number 1-6033, and incorporated herein by reference)
*†10.10
Employment Agreement dated September 29, 2006, among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 99.3 to UAL's Form 8-K filed on September 29, 2006, Commission file number 1-6033, and incorporated herein by reference)
*†10.11
Peter D. McDonald Secular Trust Agreement dated September 29, 2006, among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit A to Exhibit 99.3 to UAL's Form 8-K filed on September 29, 2006, Commission file number 1-6033, and incorporated herein by reference)
*†10.12
Amendment No. 1 dated March 12, 2007 to the Peter D. McDonald Secular Trust Agreement dated September 29, 2006 (filed as Exhibit 10.48 to UAL's Form 10-K for the year ended December 31, 2006, Commission file number 1-6033, and incorporated herein by reference)
†10.13	Description of Officer Benefits
*†10.14	UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)
†10.15	Description of Benefits for UAL Corporation Directors
*†10.16	UAL Corporation 2006 Directors Equity Incentive Plan (filed as Exhibit 10.2 to UAL's Form 8-K dated February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)
*†10.17
Letter Agreement dated April 28, 1994 between UAL Corporation and James J. O'Connor (filed as Exhibit 10.44 to UAL's Form 10-K for year ended December 31, 2005, Commission file number 1-6033, and incorporated herein by reference)

12.1	UAL Corporation Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
12.2	United Air Lines, Inc. Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
21	List of UAL Corporation and United Air Lines, Inc. Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm for UAL Corporation
23.2	Consent of Independent Registered Public Accounting Firm for United Air Lines, Inc.
31.1	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)
31.3	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)
31.4	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*
Previously filed

†
Indicates management contract or compensatory plan or arrangement

QuickLinks

UAL Corporation and Subsidiary Companies and United Air Lines, Inc. and Subsidiary Companies Report on Form 10-K For the Year Ended December 31, 2007
PART I
  ITEM 1. BUSINESS.
  ITEM 1A. RISK FACTORS.
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
UAL Corporation and Subsidiary Companies Statements of Consolidated Operations (In millions, except per share amounts)
UAL Corporation and Subsidiary Companies Statements of Consolidated Cash Flows (In millions)
UAL Corporation and Subsidiary Companies Statements of Consolidated Stockholders' Equity (Deficit) (In millions)
United Air Lines, Inc. and Subsidiary Companies Statements of Consolidated Operations (In millions)
United Air Lines, Inc. and Subsidiary Companies Statements of Consolidated Cash Flows (In millions)
United Air Lines, Inc. and Subsidiary Companies Statements of Consolidated Stockholder's Equity (Deficit) (In millions)
UAL Corporation and Subsidiary Companies Combined Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.
SIGNATURES
Schedule II Valuation and Qualifying Accounts For the Year Ended December 31, 2007, the Eleven Month Period Ended December 31, 2006, the Month Ended January 31, 2006 and the Year Ended December 31, 2005
EXHIBIT INDEX