Form 10-Q
period 2008-09-30
UAL CORP /DE/; UNITED AIR LINES INC
filed 2008-10-24
CIK 100517, 101001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission	Exact Name of Registrant as Specified in its Charter,	State of	I.R.S. Employer
File Number	Principal Office Address and Telephone Number	Incorporation	Identification No
001-06033	UAL Corporation	Delaware	36-2675207
001-11355	United Air Lines, Inc.	Delaware	36-2675206
77 W. Wacker Drive
Chicago, Illinois 60601
(312) 997-8000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

UAL Corporation	Yes ☑ No ☐
United Air Lines, Inc.	Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

UAL Corporation	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
United Air Lines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UAL Corporation	Yes ☐ No ☑
United Air Lines, Inc.	Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

UAL Corporation	Yes ☑ No ☐
United Air Lines, Inc.	Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 17, 2008.

UAL Corporation	128,866,041 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by UAL Corporation) There is no market for United Air Lines, Inc. common stock.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Report on Form 10-Q

For the Quarter Ended September 30, 2008

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

UAL Corporation:

Condensed Statements of Consolidated Operations (Unaudited)	3

Condensed Statements of Consolidated Financial Position (Unaudited)	5

Condensed Statements of Consolidated Cash Flows (Unaudited)	7

United Air Lines, Inc.:

Condensed Statements of Consolidated Operations (Unaudited)	8

Condensed Statements of Consolidated Financial Position (Unaudited)	10

Condensed Statements of Consolidated Cash Flows (Unaudited)	12

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (UAL Corporation and United Air Lines, Inc.)	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	54

Item 4. Controls and Procedures	55

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	56

Item1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 6. Exhibits	59

Signatures	60

Exhibit Index	61

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	September 30,
	2008	2007
Operating revenues:
Passenger — United Airlines	$4,280	$4,225
Passenger — Regional Affiliates	834	819
Cargo	219	198
Special operating items (Note 5)	—	45
Other operating revenues	232	240

	5,565	5,527

Operating expenses:
Aircraft fuel	2,461	1,324
Salaries and related costs	1,037	1,062
Regional affiliates	882	751
Purchased services	327	344
Aircraft maintenance materials and outside repairs	256	295
Depreciation and amortization	234	245
Landing fees and other rent	222	201
Distribution expenses	181	211
Aircraft rent	115	102
Cost of third party sales	75	68
Other impairments and special items (Notes 4 and 5)	(9)	(22)
Other operating expenses	275	290

	6,056	4,871

Income (loss) from operations	(491)	656

Other income (expense):
Interest expense	(131)	(161)
Interest income	24	71
Interest capitalized	6	5
Miscellaneous, net	(186)	(6)

	(287)	(91)

Income (loss) before income taxes and equity in earnings of affiliates	(778)	565
Income tax expense (benefit)	2	232

Income (loss) before equity in earnings of affiliates	(780)	333
Equity in earnings of affiliates, net of tax	1	1

Net income (loss)	$(779)	$334

Earnings (loss) per share, basic	$(6.13)	$2.82

Earnings (loss) per share, diluted	$(6.13)	$2.21

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions, except per share amounts)

	Nine Months Ended
	September 30,
	2008	2007
Operating revenues:
Passenger — United Airlines	$11,924	$11,457
Passenger — Regional Affiliates	2,346	2,298
Cargo	674	547
Special operating items (Note 5)	—	45
Other operating revenues	703	766

	15,647	15,113

Operating expenses:
Aircraft fuel	5,884	3,571
Salaries and related costs	3,262	3,149
Regional affiliates	2,508	2,176
Purchased services	1,047	980
Aircraft maintenance materials and outside repairs	868	860
Depreciation and amortization	670	694
Landing fees and other rent	651	654
Distribution expenses	558	596
Aircraft rent	314	307
Cost of third party sales	204	238
Goodwill impairment (Note 4)	2,277	—
Other impairments and special items (Notes 4 and 5)	214	(44)
Other operating expenses	816	831

	19,273	14,012

Income (loss) from operations	(3,626)	1,101

Other income (expense):
Interest expense	(392)	(506)
Interest income	100	191
Interest capitalized	16	14
Miscellaneous, net	(177)	(7)

	(453)	(308)

Income (loss) before income taxes and equity in earnings of affiliates	(4,079)	793
Income tax expense (benefit)	(30)	340

Income (loss) before equity in earnings of affiliates	(4,049)	453
Equity in earnings of affiliates, net of tax	4	3

Net income (loss)	$(4,045)	$456

Income (loss) per share, basic	$(32.34)	$3.82

Income (loss) per share, diluted	$(32.34)	$3.10

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,931	$1,259
Short-term investments	—	2,295
Receivables, less allowance for doubtful accounts (2008—$24; 2007—$27)	1,037	888
Prepaid fuel	524	493
Fuel hedge collateral deposits	354	—
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2008—$35; 2007—$25)	283	242
Deferred income taxes	127	78
Restricted cash	91	325
Prepaid expenses and other	623	515

	5,970	6,095

Operating property and equipment:
Owned—
Flight equipment	9,239	9,335
Advances on flight equipment	—	102
Other property and equipment	1,758	1,669

	10,997	11,106
Less—accumulated depreciation and amortization	(1,458)	(1,062)

	9,539	10,044

Capital leases:
Flight equipment	1,289	1,449
Other property and equipment	35	34

	1,324	1,483
Less—accumulated amortization	(200)	(168)

	1,124	1,315

	10,663	11,359

Other assets:
Intangibles, less accumulated amortization (2008—$316; 2007—$324)	2,726	2,871
Goodwill	—	2,280
Aircraft lease deposits	306	340
Restricted cash	157	431
Investments	92	122
Other, net	817	722

	4,098	6,766

	$20,731	$24,220

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	September 30,	December 31,
	2008	2007
Liabilities and Stockholders’ Equity
Current liabilities:
Advance ticket sales	$2,251	$1,918
Mileage Plus deferred revenue	1,381	1,268
Accounts payable	821	877
Accrued salaries, wages and benefits	785	896
Long-term debt maturing within one year	749	678
Fuel purchase commitments	524	493
Current obligations under capital leases	116	250
Accrued interest	115	141
Advanced purchase of miles	—	694
Distribution payable	4	257
Other	807	507

	7,553	7,979

Long-term debt	6,145	6,415
Long-term obligations under capital leases	1,049	1,106

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,635	2,569
Postretirement benefit liability	1,852	1,829
Advanced purchase of miles	1,099	—
Deferred income taxes	660	638
Other	1,020	895

	7,266	5,931

Commitments and contingent liabilities (Note 15)
Mandatorily convertible preferred securities (Note 7)	—	371

Stockholders’ equity (deficit) (Note 7):
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 128,836,041 and 116,921,049 shares at September 30, 2008 and December 31, 2007, respectively	1	1
Additional capital invested	2,536	2,139
Retained earnings (deficit)	(3,896)	152
Stock held in treasury, at cost	(25)	(15)
Accumulated other comprehensive income	102	141

	(1,282)	2,418

	$20,731	$24,220

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows provided (used) by operating activities:
Net income (loss)	$(4,045)	$456
Adjustments to reconcile to net cash provided (used) by operating activities—
Goodwill impairment	2,277	—
Other impairments	214	—
Depreciation and amortization	670	694
Increase in advanced purchase of miles	405	27
Increase in fuel hedge collateral	(378)	—
Increase in advance ticket sales	333	577
Increase in Mileage Plus deferred revenue	179	187
Increase in receivables	(156)	(269)
Deferred income taxes	(29)	364
Other, net	280	(34)

	(250)	2,002

Cash flows provided (used) by investing activities:
Net (purchases) sales of short-term investments	2,295	(2,587)
Decrease in restricted cash	508	59
Additions to property and equipment	(335)	(428)
Proceeds from asset sale leaseback	59	—
Proceeds from the sale of property and equipment	43	14
Proceeds from litigation on advance deposits	41	—
Purchases of EETC securities	—	(76)
Other, net	(35)	(39)

	2,576	(3,057)

Cash flows provided (used) by financing activities:
Repayment of Credit Facility	(18)	(995)
Repayment of other debt	(538)	(1,149)
Proceeds from issuance of secured notes	337	694
Special distribution to common shareholders	(253)	—
Principal payments under capital leases	(209)	(60)
Decrease in capital lease deposits	154	—
Increase in deferred financing costs	(118)	(22)
Other, net	(9)	18

	(654)	(1,514)

Increase (decrease) in cash and cash equivalents during the period	1,672	(2,569)
Cash and cash equivalents at beginning of the period	1,259	3,832

Cash and cash equivalents at end of the period	$2,931	$1,263

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions)

	Three Months Ended
	September 30,
	2008	2007
Operating revenues:
Passenger — United Airlines	$4,280	$4,225
Passenger — Regional Affiliates	834	819
Cargo	219	198
Special operating items (Note 5)	—	45
Other operating revenues	273	243

	5,606	5,530

Operating expenses:
Aircraft fuel	2,461	1,324
Salaries and related costs	1,036	1,059
Regional affiliates	882	751
Purchased services	327	344
Aircraft maintenance materials and outside repairs	256	295
Depreciation and amortization	234	245
Landing fees and other rent	222	201
Distribution expenses	181	211
Aircraft rent	116	102
Cost of third party sales	75	67
Other impairments and special items (Notes 4 and 5)	(9)	(22)
Other operating expenses	276	291

	6,057	4,868

Income (loss) from operations	(451)	662

Other income (expense):
Interest expense	(132)	(161)
Interest income	24	70
Interest capitalized	6	5
Miscellaneous, net	(185)	(6)

	(287)	(92)

Income (loss) before income taxes and equity in earnings of affiliates	(738)	570
Income tax expense (benefit)	3	234

Income (loss) before equity in earnings of affiliates	(741)	336
Equity in earnings of affiliates, net of tax	1	1

Net income (loss)	$(740)	$337

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2008	2007
Operating revenues:
Passenger — United Airlines	$11,924	$11,457
Passenger — Regional Affiliates	2,346	2,298
Cargo	674	547
Special operating items (Note 5)	—	45
Other operating revenues	744	776

	15,688	15,123

Operating expenses:
Aircraft fuel	5,884	3,571
Salaries and related costs	3,262	3,145
Regional affiliates	2,508	2,176
Purchased services	1,047	980
Aircraft maintenance materials and outside repairs	868	860
Depreciation and amortization	670	694
Landing fees and other rent	651	654
Distribution expenses	558	596
Aircraft rent	316	308
Cost of third party sales	203	235
Goodwill impairment (Note 4)	2,277	—
Other impairments and special items (Notes 4 and 5)	214	(44)
Other operating expenses	844	831

	19,302	14,006

Income (loss) from operations	(3,614)	1,117

Other income (expense):
Interest expense	(392)	(506)
Interest income	100	194
Interest capitalized	16	14
Miscellaneous, net	(177)	(7)

	(453)	(305)

Income (loss) before income taxes and equity in earnings of affiliates	(4,067)	812
Income tax expense (benefit)	(30)	348

Income (loss) before equity in earnings of affiliates	(4,037)	464
Equity in earnings of affiliates, net of tax	4	3

Net income (loss)	$(4,033)	$467

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,868	$1,239
Short-term investments	—	2,259
Receivables, less allowance for doubtful accounts (2008 — $24; 2007 — $27)	1,031	880
Prepaid fuel	524	493
Fuel hedge collateral deposits	354	—
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2008 — $35; 2007 — $25)	283	242
Receivables from related parties	211	151
Deferred income taxes	119	72
Restricted cash	91	291
Prepaid expenses and other	618	513

	6,099	6,140

Operating property and equipment:
Owned —
Flight equipment	9,233	9,329
Advances on flight equipment	—	91
Other property and equipment	1,759	1,669

	10,992	11,089
Less — accumulated depreciation and amortization	(1,458)	(1,062)

	9,534	10,027

Capital leases:
Flight equipment	1,289	1,449
Other property and equipment	35	34

	1,324	1,483
Less — accumulated amortization	(200)	(168)

	1,124	1,315

	10,658	11,342

Other assets:
Intangibles, less accumulated amortization (2008 — $316; 2007 — $324)	2,726	2,871
Goodwill	—	2,280
Aircraft lease deposits	306	340
Restricted cash	152	431
Investments	92	122
Other, net	807	710

	4,083	6,754

	$20,840	$24,236

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	September 30,	December 31,
	2008	2007
Liabilities and Stockholder’s Equity
Current liabilities:
Advance ticket sales	$2,251	$1,918
Mileage Plus deferred revenue	1,381	1,268
Accounts payable	820	882
Accrued salaries, wages and benefits	785	896
Long-term debt maturing within one year	748	678
Fuel purchase commitments	524	493
Current obligations under capital leases	116	250
Accrued interest	115	141
Advanced purchase of miles	—	694
Other	1,104	723

	7,844	7,943

Long-term debt	6,144	6,412
Long-term obligations under capital leases	1,049	1,106

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,635	2,569
Postretirement benefit liability	1,852	1,829
Advanced purchase of miles	1,099	—
Deferred income taxes	576	555
Other	1,020	895

	7,182	5,848

Commitments and contingent liabilities (Note 15)
Parent company mandatorily convertible preferred securities (Note 7)	—	371

Stockholder’s equity (deficit) (Note 7):
Common stock at par, $5 par value; authorized 1,000 shares; outstanding 205 at both September 30, 2008 and December 31, 2007	—	—
Additional capital invested	2,396	2,000
Retained earnings (deficit)	(3,877)	415
Accumulated other comprehensive income	102	141

	(1,379)	2,556

	$20,840	$24,236

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows provided (used) by operating activities:
Net income (loss)	$(4,033)	$467
Adjustments to reconcile to net cash provided (used) by operating activities—
Goodwill impairment	2,277	—
Other impairments	214	—
Depreciation and amortization	670	694
Increase in advanced purchase of miles	405	27
Increase in fuel hedge collateral	(378)	—
Increase in advance ticket sales	333	577
Increase in Mileage Plus deferred revenue	179	187
Increase in receivables	(158)	(271)
Deferred income taxes	(28)	372
Other, net	326	(65)

	(193)	1,988

Cash flows provided (used) by investing activities:
Net (purchases) sales of short-term investments	2,259	(2,552)
Decrease in restricted cash	479	54
Additions to property and equipment	(335)	(428)
Proceeds from asset sale leaseback	59	—
Proceeds from the sale of property and equipment	42	13
Purchases of EETC securities	—	(76)
Other, net	(34)	(39)

	2,470	(3,028)

Cash flows provided (used) by financing activities:
Repayment of Credit Facility	(18)	(995)
Repayment of other debt	(537)	(1,148)
Proceeds from issuance of secured notes	337	694
Dividend to parent	(258)	—
Principal payments under capital leases	(209)	(60)
Decrease in capital lease deposits	154	—
Increase in deferred financing costs	(118)	(22)
Other, net	1	38

	(648)	(1,493)

Increase (decrease) in cash and cash equivalents during the period	1,629	(2,533)
Cash and cash equivalents at beginning of the period	1,239	3,779

Cash and cash equivalents at end of the period	$2,868	$1,246

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
Interim Financial Statements. The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that meet accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. UAL and United believe that the disclosures presented here are not misleading. The financial statements include all adjustments, including asset impairments, severance and normal recurring adjustments, which are considered necessary for a fair presentation of the financial position and results of operations of UAL and United. These financial statements should be read together with the information included in the combined UAL and United Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”).
(2) Updates to Significant Accounting Policies
The following provides additional information related to the Company’s accounting policy for its frequent flyer program. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information.
Accounting for Frequent Flyer Program Miles Sold to Third Parties and the Advanced Purchase of Miles.
The Company has an agreement with its co-branded credit card partner that requires its partner to purchase miles in advance of when miles are awarded to the co-branded partner’s cardholders (referred to as “pre-purchased miles”). These sales are deferred when received by United in our Condensed Statements of Consolidated Financial Position (Unaudited) as “Advanced purchase of miles.” The Company amended its agreement with its co-branded credit card partner in September 2008, as described in Note 17, “Co-branded Credit Card Agreement.”
Subsequently, when our credit card partner awards pre-purchased miles to its cardholders, we transfer the related air transportation element for the awarded miles from “Advanced purchase of miles” to “Mileage Plus deferred revenue” at estimated fair value, and record the residual marketing element as “Other operating revenue.” The Mileage Plus deferred revenue portion is then subsequently recognized as passenger revenue when transportation is provided in exchange for the miles awarded, or when the miles expire.
Air Transportation Element. The Company defers the portion of the sales proceeds that represents the estimated fair value of the air transportation and recognizes that amount as revenue when transportation is provided. The fair value of the air transportation component is determined based upon the equivalent ticket value of similar fares on United and amounts paid to other airlines for miles. The initial revenue deferral is presented as “Mileage Plus deferred revenue” in our Condensed Statements of Consolidated Financial Position (Unaudited). When recognized, the revenue related to the air transportation component is classified as “passenger revenues” in our Condensed Statements of Consolidated Operations (Unaudited).
Marketing-related element. The amount of revenue from the marketing-related element is determined by subtracting the fair value of the air transportation element from the total sales proceeds. The residual portion of the sales proceeds related to marketing activities is recognized when miles are awarded. These revenues are classified as “Other operating revenues” in our Condensed Statements of Consolidated Operations (Unaudited).

Other Frequent Flyer Accounting Policies.
The Company measures its deferred revenue obligation using all awarded and outstanding miles, regardless of whether or not the customer has accumulated enough miles to redeem an award. Eventually these customers will accumulate enough miles to redeem awards, or their accounts will deactivate after a period of inactivity, in which case the Company will recognize the related revenue through its revenue recognition policy for expired miles.
The Company recognizes revenue related to expected expired miles over the estimated redemption period. In 2008, the Company updated certain of its assumptions related to the recognition of revenue for expiration of miles. Based on additional analysis of mileage redemption and expiration patterns, the Company revised the estimated number of miles that are expected to expire from 15% to 24% of earned miles, including miles that will expire or go unredeemed for reasons other than account deactivation. In 2008, the Company also extended the total period of time over which revenue from the expiration of miles is recognized taking into consideration the estimated period of miles redemption. The Company does not expect these changes in estimate to materially affect its Mileage Plus revenue recognition in 2008.
In 2007, the Company’s estimate of expired miles was limited to miles that were expected to deactivate after an 18 month period of account inactivity as defined in the Mileage Plus program rules (“deactivated miles”). Effective December 31, 2007, the Mileage Plus program rule changed to an 18 month inactivity period from a 36 month inactivity period. This change provided an estimated revenue benefit of $50 million and $125 million in the three and nine months ended September 30, 2007, respectively.
Cash and Cash Equivalents, Short-Term Investments, Restricted Cash.
In 2008 and 2007, restricted cash includes cash collateral to secure workers’ compensation obligations and reserves for institutions that process credit card ticket sales. The Company classifies changes in restricted cash balances as an investing activity in its statement of consolidated cash flows, because we consider restricted cash similar to an investment. Certain other companies within our industry also classify certain of their restricted cash transactions as investing activities in their statement of cash flows, while others classify certain of their restricted cash transactions as operating activities in their statement of cash flows. If UAL had classified all changes in its restricted cash balances as operating activities in the nine months ended September 30, 2008 and 2007, its cash provided (used) by operating activities of $(250) million and $2,002 million, respectively, would have been reported as $258 million and $2,061 million, respectively. Additionally, cash provided (used) by investing activities for the nine months ended September 30, 2008 and 2007 of $2,576 million and $(3,057) million, respectively, would have been reported as $2,068 and $(3,116) million, respectively.
(3) Company Operational Plans
The volatility of and increases in crude oil prices, a weakening economic environment and a highly competitive industry with excess capacity have created an extremely challenging environment for the Company. Although crude oil prices have recently fallen from a record high of approximately $145 per barrel in July 2008 to $100 per barrel at September 30, 2008, current prices are still higher as compared to average prices in 2007 and earlier years. The Company’s cash flows and results of operations have been adversely impacted by these factors as indicated by its $4.0 billion of cumulative net losses incurred during the nine months ended September 30, 2008. The Company’s results in the nine months ended September 30, 2008 included asset impairment charges of approximately $2.5 billion that resulted primarily from these unfavorable market and economic conditions as discussed in Note 4, “Impairments.” As previously disclosed, the Company is implementing a plan to address its increased operating costs. Highlights of this plan include the following:
•	The Company is significantly reducing mainline domestic and consolidated capacity. By the fourth quarter of 2008, the Company expects mainline domestic and consolidated capacity to be down approximately 15% and 11% year-over-year, respectively. For the full year of 2009, mainline domestic and consolidated capacity are expected to be approximately 13% and 9% lower than 2008, respectively.
•	The capacity reductions are being made through reductions in frequencies of routes and the elimination of unprofitable routes. These actions have resulted in the closure of a small number of airport operations where United cannot operate profitably at current fuel prices. Additional airport operations may be closed in future periods.
•	The Company previously announced plans to permanently remove 100 aircraft from its mainline fleet, including its entire B737 fleet and six B747 aircraft, by the end of 2009. The B737 aircraft being retired are some of the oldest and least fuel efficient in the Company’s fleet. This planned reduction reflects the Company’s efforts to eliminate unprofitable capacity and divest the Company of assets that currently do not provide an acceptable return.

•	United is eliminating its Ted product for leisure markets and will reconfigure that fleet’s 56 A320s to include United First seating. The reconfiguration of the Ted aircraft will occur in stages, with expected completion by year-end 2009. We will continue to review the deployment of all of our aircraft in various markets and the overall composition of our fleet to ensure that we are using our assets appropriately to provide the best available return.
•	In connection with the capacity reductions, the Company is further streamlining its operations and corporate functions in order to reduce the size of its workforce to match the size of its operations as further discussed below.
•	The Company also recently entered into an alliance partnership with Continental Airlines that is expected to create revenue enhancements, costs savings and operational efficiencies.
The following is a discussion of expenses associated with implementing the Company’s plans. In addition, see Note 4, “Impairments,” for a discussion of the impairment charges recorded during the nine months ended September 30, 2008.
Severance. During the second and third quarters of 2008, the Company reduced its workforce in operations and corporate functions through attrition and both voluntary and involuntary furloughs. The Company is streamlining its workforce to match the reduced capacity of its operations. The Company is planning a workforce reduction of approximately 7,000 employees by the end of 2009. Workforce reductions include salaried and management employee positions and certain of the Company’s unionized workforce. The Company’s standard severance policies provide the affected employees with salary continuation as well as certain insurance benefits for a specified period of time. The Company recognizes its severance obligations in accordance with Statement of Financial Accounting Standards No. 112 (As Amended), Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43, except for voluntary programs which are accounted for under Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.
The Company initially recorded an $82 million severance accrual during the second quarter of 2008. Severance expense related to the operational plans discussed above was $6 million and $88 million in the three and nine months ended September 30, 2008, respectively. The following is a reconciliation of severance accrual activity since inception:

(In millions)
Initial accrual at June 30, 2008	$82
Accruals	6
Payments	(15)

Balance at September 30, 2008	$73

In addition to furloughs, the Company is currently offering furlough-mitigation programs, such as voluntary early-out options, to certain union groups. Termination benefits expected to be paid under such voluntary programs are not recognized until the employees accept the termination benefit offer. Therefore, as the Company continues to implement its reductions in force during the remainder of 2008 and 2009, additional severance costs may be incurred. Severance expense is classified within salaries and related costs in the Company’s Condensed Statements of Consolidated Operations (Unaudited). Severance charges are expected to be primarily within the Mainline segment where the fleet reductions will occur.

Aircraft. The following table provides additional information regarding UAL and United’s operating fleet at September 30, 2008, given the previously announced fleet reductions discussed above.

	B737s (Mainline)			All Other Mainline			Total	Regional
	Owned	Leased	Total	Owned	Leased	Total	Mainline	Affiliates	Total
Aircraft at December 31, 2007 (a)	47	47	94	208	158	366	460	279	739
Removed from operating fleet	(21)	(5)	(26)	(1)	—	(1)	(27)	(4)	(31)
Transferred from leased to owned (b)	—	—	—	10	(10)	—	—	—	—

Aircraft at September 30, 2008 — UAL (c)	26	42	68	217	148	365	433	275	708

Aircraft at September 30, 2008 — United	25	43	68	217	148	365	433	275	708

Nonoperating at September 30, 2008 (d)	19	3	22	1	—	1	23	—	23
Contracted for sale/delivery in future periods at September 30, 2008	6	—	6	—	—	—	6	—	6
Agreements in principle for aircraft sales at September 30, 2008	14	—	14	—	—	—	14	—	14

(a)	At December 31, 2007, the Company had 113 unencumbered aircraft with a net book value of $2.0 billion.

(b)	During 2008, the Company acquired certain aircraft under existing lease terms. See Note 16, “Debt Obligations and Other Financing Transactions” for additional information related to these conversions.

(c)	As of September 30, 2008, 102 aircraft with a net book value of $1.5 billion were unencumbered. Aircraft expected to be sold under existing agreements in principle (subject to reaching final documentation and other conditions) with prospective buyers are considered unencumbered. Aircraft contracted for sale under binding agreements are considered encumbered.

(d)	As of September 30, 2008, nonoperating aircraft and engines, with a book value of $146 million, are classified as held for sale within other current assets in the Company’s Condensed Statements of Financial Position (Unaudited).
Other costs. As the Company continues to implement the operational plans discussed above, it may incur additional costs related to its conversion of the Company’s fleet of Ted aircraft, costs to exit additional facilities such as airports no longer served, lease termination costs, additional severance costs and asset impairment charges, among others. Such future costs and charges may be material.
(4) Impairments
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), as of May 31, 2008 the Company performed an interim impairment test of its goodwill, all intangible assets and certain of its long-lived assets (principally aircraft and related spare engines and spare parts) due to events and changes in circumstances during the first and second quarters of 2008 that indicated an impairment might have occurred.
Factors deemed by management to have collectively constituted an impairment triggering event included record high fuel prices, significant losses in the first and second quarters of 2008, a softening U.S. economy, analyst downgrade of UAL common stock, rating agency changes in outlook for the Company’s debt instruments from stable to negative, the announcement of the planned removal from UAL’s fleet of 100 aircraft in 2008 and 2009 and a significant decrease in the fair value of the Company’s outstanding equity and debt securities during the first five months of 2008, including a decline in UAL’s market capitalization to significantly below book value. The Company’s consolidated fuel expense increased by more than 50% during this period.
As a result of this impairment testing, for which certain estimates made in the second quarter of 2008 were adjusted to final values in the third quarter of 2008, the Company recorded impairment charges during the three and nine months ended September 30, 2008, as presented in the table below. All of these impairment charges are within the Mainline segment. All of the impairments other than the goodwill impairment, which is separately identified, are classified within “Other impairments and special items” in the Company’s Condensed Statements of Consolidated Operations (Unaudited).

	Period Ended September 30, 2008
(In millions)	Three Months	Nine Months
Goodwill impairment	$—	$2,277

Indefinite-lived intangible assets:
Codeshare agreements	(16)	44
Tradenames	—	20

Intangible asset impairments	(16)	64

Tangible assets:
Pre-delivery advance deposits including related capitalized interest	—	105
B737 aircraft, B737 spare parts and other	—	38

Aircraft and related deposit impairments	—	143

Total impairments	$(16)	$2,484

Goodwill
For purposes of testing goodwill, the Company performed Step One of the SFAS 142 test by estimating the fair value of the Mainline reporting unit (to which all goodwill is allocated) utilizing several fair value measurement techniques, including two market estimates and one income estimate, and using relevant data available through and as of May 31, 2008. The market approach is a valuation technique in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. The valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a technique in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money. Variations of the income approach were used to determine certain of the intangible asset fair values.
Under the market approaches, the fair value of the Mainline reporting unit was estimated based upon the fair value of invested capital for UAL, as well as a separate comparison to revenue and EBITDAR multiples for similar publicly traded companies in the airline industry. The fair value estimates using both market approaches included a control premium similar to those observed for historical airline and transportation company market transactions.
Under the income approach, the fair value of the Mainline reporting unit was estimated based upon the present value of estimated future cash flows for UAL. The income approach is dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices), appropriate discount rates and other relevant assumptions. The Company estimated its future fuel-related cash flows for the income approach based on the five-year forward curve for crude oil as of May 31, 2008. The impacts of the Company’s aircraft and other tangible and intangible asset impairments were considered in the fair value estimation of the Mainline reporting unit.
Taking into consideration an equal weighting of the two market estimates and the income estimate, which has been the Company’s practice when performing annual goodwill impairment tests, the indicated fair value of the Mainline reporting unit was less than its carrying value, and therefore, the Company was required to perform Step Two of the SFAS 142 goodwill impairment test.
In Step Two of the impairment test, the Company determined the implied fair value of goodwill of the Mainline reporting unit by allocating the fair value of the reporting unit determined in Step One to all the assets and liabilities of the Mainline reporting unit, including any recognized and unrecognized intangible assets, as if the Mainline reporting unit had been acquired in a business combination and the fair value of the Mainline reporting unit was the acquisition price. As a result of the Step Two testing, the Company determined that goodwill was completely impaired and therefore recorded an impairment charge during the second quarter of 2008 to write-off the full value of goodwill.
Indefinite-lived intangible assets
The Company utilized appropriate valuation techniques to separately estimate the fair values of all of its indefinite-lived intangible assets as of May 31, 2008, and compared those estimates to related carrying values. Tested assets included trade names, international route authorities, London-Heathrow slots and code sharing agreements. The Company used a market or income valuation approach, as described above, to estimate fair values. Based on the preliminary results of this testing in the second quarter of 2008, the Company recorded an $80 million impairment charge which was reduced by $16 million in the third quarter of 2008 as a result of the finalization of the impairment testing.
Long-lived assets
For purposes of testing impairment of long-lived assets at May 31, 2008, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. The Company grouped its aircraft by fleet type to perform this evaluation and used data and assumptions through May 31, 2008. The estimated undiscounted cash flows were dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices) and other relevant assumptions. If estimates of fair value were required, fair value was estimated using the market approach. Asset appraisals, published aircraft pricing guides and recent transactions for similar aircraft were considered by the Company in its market value determination. As of May 31, 2008, based on the results of these tests, the Company determined that an impairment of $36 million existed which was attributable to the Company’s fleet of owned B737 aircraft and related spare parts. As described in Note 3, “Company Operational Plans,” the Company is retiring its entire B737 fleet earlier than originally planned. The Company recorded an additional $2 million of impairment for other assets in the second quarter of 2008. During the third quarter of 2008, the Company recognized losses of $8 million related to asset sales which are classified in depreciation expense.

Due to the unfavorable economic and industry factors described above, the Company also determined in the second quarter of 2008 that it was required to perform an impairment test of its $105 million of pre-delivery aircraft deposits and related capitalized interest. The Company estimated that these aircraft deposits were completely impaired and wrote off their full carrying value. The Company believes that it is highly unlikely that it will take these future aircraft deliveries and, therefore, the Company will be required to forfeit the deposits, which are also not transferable.
As a result of the impairment testing described above, the Company’s goodwill and certain of its indefinite-lived intangible assets and tangible assets were recorded at fair value. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company has not applied Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) to the determination of the fair value of these assets. However, the provisions of SFAS 157 were applied to the determination of the fair value of financial assets and financial liabilities that were part of the SFAS 142 Step Two goodwill fair value determination.
Due to extreme fuel price volatility, tight credit markets, the uncertain economic environment, as well as other factors and uncertainties, the Company can provide no assurance that a material impairment charge of aircraft or indefinite-lived intangible assets will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in the market for these aircraft. Such changes could result in a greater supply and lower demand for certain aircraft types as other carriers announce plans to retire similar aircraft.
The Company determined that no new indicators of asset impairments occurred during the third quarter of 2008, and it will continue to monitor circumstances and events in future periods to determine whether additional interim asset impairment testing is warranted.
(5) Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code
Bankruptcy Considerations. UAL and United emerged from bankruptcy protection on February 1, 2006 (the “Effective Date”), the effective date of the Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”) confirmed by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). The following discussion provides general background information regarding the Company’s pending claims and litigation related to the bankruptcy reorganization, and is not intended to be an exhaustive summary. Detailed information pertaining to the bankruptcy filings may be obtained at www.pd-ual.com.
Significant Matters Remaining to be Resolved in Chapter 11 Cases. The following matters remain to be resolved in the Bankruptcy Court or another court:
(a)	SFO Municipal Bond Secured Interest. HSBC Bank Inc. (“HSBC”), as trustee for the 1997 municipal bonds related to San Francisco International Airport (“SFO”), filed a complaint against United asserting a security interest in United’s leasehold for portions of its maintenance base at SFO. Pursuant to Section 506(a) of the Bankruptcy Code, HSBC alleges that it is entitled to be paid the value of that security interest, which HSBC had claimed was as much as $257 million. HSBC and United went to trial in April 2006 and the Bankruptcy Court rejected as a matter of law HSBC’s $257 million claim. HSBC subsequently alleged that it was entitled to $154 million, or at a minimum, approximately $93 million. The parties tried the case and filed post-trial briefs, which were heard by the Bankruptcy Court. In October 2006, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $27 million. United has accrued $27 million plus accrued interest as its estimated obligation as of September 30, 2008 and December 31, 2007. After the Bankruptcy Court denied various post-trial motions, both parties appealed to the U.S. District Court for the Northern District of Illinois (“the District Court”) and on March 27, 2008, the District Court affirmed the Bankruptcy Court decision in all respects. HSBC has appealed the District Court’s judgment to the U.S. Court of Appeals for the Seventh Circuit.
(b)	LAX Municipal Bond Secured Interest. There is pending litigation before the District Court regarding the extent to which the Los Angeles International Airport (“LAX”) municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. In 2007, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $33 million. An appeal by both parties to the District Court resulted in an affirmation of this value on June 13, 2008. United has accrued this amount plus accrued interest as its estimated obligation at both September 30, 2008 and December 31, 2007. The District Court’s ruling has been appealed to the U.S. Court of Appeals for the Seventh Circuit.

The total special expense credits of $22 million and $44 million in the three and nine months ended September 30, 2007, respectively, include $8 million and $30 million, respectively, related to accrual reductions for pending SFO and LAX litigation and $14 million of benefit in both periods related to changes in estimate for other bankruptcy matters. In addition, the three and nine months ended September 30, 2007 include a $45 million benefit to operating revenues classified as “Special operating items” in the Company’s Condensed Statements of Consolidated Operations (Unaudited) related to changes in estimate for certain other bankruptcy administrative claims.
Claims Resolution Process. As permitted under the bankruptcy process, the Debtors’ creditors filed proofs of claim with the Bankruptcy Court. Through the claims resolution process, the Company identified many claims that were disallowed by the Bankruptcy Court for a number of reasons, such as claims that were duplicative, amended or superseded by later filed claims, were without merit, or were otherwise overstated. Throughout the Chapter 11 proceedings, the Company resolved many claims through settlement or objections ordered by the Bankruptcy Court. The Company will continue to settle claims and file additional objections with the Bankruptcy Court.
Approximately 113 million shares of UAL common stock were issued and distributed to holders of valid unsecured claims between February 2, 2006, the first distribution date established in the Company’s Plan of Reorganization, and September 30, 2008. As of September 30, 2008, there are approximately 2.0 million remaining shares of UAL common stock being held in reserve to satisfy all of the remaining disputed and undisputed unsecured claim values. The final distributions of shares will not occur until late 2008 or later, pending resolution of bankruptcy matters such as those discussed above. UAL and United currently estimate that the probable range of unsecured claims to be ultimately allowed by the Bankruptcy Court will be between $29.3 billion and $29.6 billion.
The table below includes the Company’s estimated obligations related to the administrative and priority claims and other bankruptcy-related claim reserves including reserves related to the SFO and LAX litigation and other legal, professional and tax matters, among others, for the nine months ended September 30, 2008. These reserves are primarily classified in other current liabilities in the Condensed Statements of Consolidated Financial Position (Unaudited).

(In millions)
Balance at December 31, 2007	$98
Payments	(5)
Accruals	4

Balance at September 30, 2008	$97

(6) New Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation under the two-class method of calculating earnings per share. EITF 03-6-1, which is applied retrospectively, is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of EITF 03-6-1 on its consolidated financial statements.
In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1, which is applied retrospectively, is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of APB 14-1 on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company for periods beginning January 1, 2009, although early adoption is allowed. The Company will not adopt SFAS 161 prior to January 1, 2009, and does not currently expect that the additional disclosures required under SFAS 161 will materially affect its consolidated financial statements.
Effective January 1, 2008, the Company adopted SFAS 157 with respect to its financial assets and financial liabilities. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements. FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active (“FSP FAS 157-3”), to provide guidance for determining the fair value of a financial asset in an inactive market. The Company considered FSP FAS 157-3 in the determination of the fair value of its financial assets and financial liabilities. The Company has not determined the impact, if any, that the adoption of SFAS 157 will have on its nonfinancial assets and nonfinancial liabilities as of September 30, 2008. The Company will be required to apply SFAS 157 to these nonfinancial assets and nonfinancial liabilities effective January 1, 2009. See Note 14, “Fair Value Measurements and Derivative Instruments,” for SFAS 157 disclosures related to financial assets and financial liabilities.
(7) Common Stockholders’ Equity (Deficit) and Mandatorily Convertible Preferred Securities
Changes in the number of shares of UAL common stock outstanding and held in treasury during the nine months ended September 30, 2008 were as follows:

Nine Months Ended
UAL	September 30, 2008
UAL common stock outstanding at beginning of period	116,921,049
Issuance of UAL common stock upon conversion of preferred stock	11,145,812
Issuance of UAL common stock to employees	363,664
Issuance of UAL common stock to creditors	765,780
Forfeiture of non-vested UAL restricted stock	(89,486)
Treasury shares acquired	(270,778)

UAL common stock outstanding at end of period	128,836,041

Treasury shares at beginning of period	396,595
Shares acquired for treasury	270,778

Treasury shares at end of period	667,373

As reflected in the table above, 11.1 million shares of UAL common stock were issued upon preferred stockholders’ elections to exercise their conversion option of 5.0 million shares of 2% mandatorily convertible preferred stock during the first nine months of 2008. As a result of these conversions, there are currently no outstanding shares of 2% convertible preferred stock and this class of stock will be retired. The Company increased additional paid in capital by $374 million and decreased the mandatorily convertible preferred stock by the same amount to record the impact of these conversions. See Note 5, “Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code—Claims Resolution Process” and Note 8, “Per Share Amounts” for information regarding shares of UAL common stock distributed to creditors in 2008 and 2.0 million shares that are reserved as of September 30, 2008 and will be distributed periodically to employees and holders of previously allowed claims and disputed claims that are pending final resolution. All treasury shares acquired during the nine months ended September 30, 2008 were shares acquired for tax withholding obligations under UAL’s share-based compensation plans.

(8) Per Share Amounts (UAL Only)
In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), UAL basic per share amounts were computed by dividing earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding. Approximately 2.0 million shares of UAL common stock remaining to be issued to unsecured creditors and employees under the Plan of Reorganization are included in UAL outstanding basic shares, as the necessary conditions for issuance have been satisfied. UAL’s $530 million of 6% senior notes are callable at any time at 100% of par value, and can be redeemed with either cash or UAL common stock at UAL’s option. These notes are not deemed potentially dilutive shares, as it is UAL’s intent to redeem these notes with cash. The table below represents the computation of UAL basic and diluted per share amounts and the number of securities that have been excluded from the computation of diluted per share amounts as they have an anti-dilutive effect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Basic earnings (loss) per share:
Net income (loss)	$(779)	$334	$(4,045)	$456
Preferred stock dividend requirements	(1)	(3)	(3)	(8)

Earnings (loss) available to common stockholders	$(780)	$331	$(4,048)	$448

Basic weighted average shares outstanding	127.3	117.5	125.2	117.3

Earnings (loss) per share, basic	$(6.13)	$2.82	$(32.34)	$3.82

Diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$(780)	$331	$(4,048)	$448
Effect of 2% preferred securities	—	3	—	8
Effect of 4.5% senior limited-subordination convertible notes	—	5	—	15
Effect of 5% convertible notes	—	2	—	4

Earnings (loss) available to common stockholders including the effect of dilutive securities	$(780)	$341	$(4,048)	$475

Basic weighted average shares outstanding	127.3	117.5	125.2	117.3
Effect of non-vested stock options	—	0.4	—	0.1
Effect of non-vested restricted shares	—	1.2	—	1.1
Effect of 2% preferred securities	—	11.0	—	11.0
Effect of 4.5% senior limited-subordination convertible notes	—	20.8	—	20.8
Effect of 5% convertible notes	—	3.2	—	3.2

Diluted weighted average shares outstanding	127.3	154.1	125.2	153.5

Earnings (loss) per share, diluted	$(6.13)	$2.21	$(32.34)	$3.10

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	4.4	3.9	4.4	4.2
Restricted shares	1.5	0.8	1.5	0.9
2% preferred securities	2.1	—	4.1	—
4.5% senior limited-subordination convertible notes	22.2	—	22.2	—
5% convertible notes	3.4	—	3.4	—

	33.6	4.7	35.6	5.1

(9) Share-Based Compensation Plans
2008 Incentive Compensation Plan
On June 12, 2008, UAL’s Board of Directors and stockholders approved the UAL Corporation 2008 Incentive Compensation Plan (the “2008 Plan”). The 2008 Plan is an incentive compensation plan that allows the Company to use different forms of compensation awards to attract, retain and reward eligible participants. This approval by stockholders also allows for the issuance of up to 8,000,000 additional shares pursuant to awards granted under the 2008 Plan. The 2008 Plan replaced the UAL Corporation 2006 Management Equity Incentive Plan (the “MEIP”), which was automatically terminated with respect to future grants and otherwise replaced and superseded by the 2008 Plan. Any awards granted under the MEIP remain in effect pursuant to their terms.

Any officer or employee of UAL or its affiliates is eligible to participate in the 2008 Plan. The 2008 Plan allows for the grant of options intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Code, nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted share awards, restricted stock units (“RSUs”), performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards. Any shares of our common stock issued under the 2008 Plan will consist, in whole or in part, of authorized and unissued shares or of treasury shares.
The 2008 Plan provides that, unless otherwise provided in an award agreement, in the event of a change of control of the Company (as defined in the 2008 Plan):
•	any options and SARs outstanding as of the date the change of control is determined to have occurred become fully exercisable and vested, as of immediately prior to the change of control.
•	all performance units, cash incentive awards and other awards designated as performance compensation awards will be paid out at the “target” performance level on a prorated basis based on the number of days elapsed from the beginning of the performance period up to and including the change of control.
•	all other outstanding awards are automatically deemed exercisable or vested and all restrictions and forfeiture provisions related thereto lapse as of immediately prior to such change of control.
Compensation Expense
Compensation expense associated with the UAL share-based compensation plans has been pushed down to United. The Company recognized share-based compensation expense of $5 million and $23 million during the three and nine months ended September 30, 2008, respectively, and $11 million and $37 million during the three and nine months ended September 30, 2007, respectively. The Company’s unrecognized share-based compensation expense was $25 million and $41 million as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, 8,038,629 awards were available under the 2008 Plan and 64,483 awards were available under the Director Equity Incentive Plan (“DEIP”). As of December 31, 2007, a total of 728,237 awards were available for grant under the MEIP and DEIP. The weighted average grant date fair value and exercise price of options awarded in 2008 was $7.94 and $14.60, respectively. The table below summarizes stock option activity for the nine months ended September 30, 2008:

Options
Outstanding at beginning of period	4,150,093
Granted	527,900
Exercised	(6,864)
Canceled	(259,127)

Outstanding at end of period	4,412,002

Exercisable (vested) at end of period	1,980,767
The weighted average grant date fair value of restricted stock awarded in 2008 was $16.17. The table below summarizes UAL’s restricted stock activity for the nine months ended September 30, 2008:

Restricted Stock
Nonvested at beginning of period	2,017,989
Granted	358,800
Vested	(794,654)
Terminated	(89,486)

Nonvested at end of period	1,492,649

(10) Income Taxes
In the 2008 periods, substantially all of the tax benefits on the Company’s operating losses were offset by a valuation allowance. For the nine months ended September 30, 2008, the Company recorded a $30 million tax benefit primarily due to the impairment and sale of select indefinite-lived intangibles. This tax benefit is nominal relative to the Company’s losses; consequently, the Company’s effective tax rate is insignificant when compared to the 35% U.S. federal statutory rate. The minor tax expense recorded in the third quarter of 2008 primarily relates to an adjustment of the impairment charge for indefinite-lived intangible assets recorded during the second quarter of 2008. For the three and nine month periods ended September 30, 2007, UAL and United both had effective tax rates of 41% and 43%, respectively, which were based on forecasted income for 2007. Those rates differed from the statutory rate due principally to certain expenses recorded for financial statement purposes that were not deductible for income tax purposes.

The Company’s management assesses the realizability of its deferred tax assets, and records a valuation allowance when it is more likely than not that a portion, or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, including the reversals of deferred tax liabilities during the periods in which those temporary differences will become deductible. UAL had a valuation allowance against its deferred tax assets of $2,453 million and $1,815 million at September 30, 2008 and December 31, 2007, respectively, to reflect management’s assessment regarding their future realization. United had valuation allowances of $2,391 million and $1,757 million at September 30, 2008 and December 31, 2007, respectively. The Company expects to continue to maintain a valuation allowance on deferred tax assets until there is sufficient positive evidence of future realization. Under the accounting rules in effect for UAL’s and United’s 2008 fiscal year, reductions to the valuation allowance recorded prior to February 1, 2006 would reduce goodwill to the extent thereof; and then reduce other intangible assets. Beginning January 1, 2009, under the provisions of FASB’s Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, reductions in the valuation allowance attributable to all periods, if any should occur, will be recorded as an adjustment to income tax expense in the Company’s Statements of Consolidated Operations (Unaudited).
As a result of the Company’s emergence from bankruptcy, the Company has an unrecorded tax benefit of $802 million and $801 million at September 30, 2008 and December 31, 2007, respectively, attributable to the difference between the amount of financial statement expense and the allowable tax deduction for UAL common stock issued to certain unsecured creditors and employees pursuant to the Plan of Reorganization. The Company is accounting for this unrecorded tax benefit by analogy to Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, which requires recognition of the tax benefit to be deferred until it is realized as a reduction of taxes payable.
As of September 30, 2008, UAL and United had a federal net operating loss (“NOL”) carry forward of approximately $6.8 billion, and a combined federal and state income tax NOL carry forward tax benefit of approximately $2.5 billion. These benefits, which originated primarily before the Company emerged from bankruptcy, will expire over a five to twenty year period. The Company’s ability to utilize these benefits may be impaired if the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code. To reduce the possibility of a potential adverse effect on the Company’s ability to utilize its NOL carry forward benefits, the Company’s certificate of incorporation contains a “5% Ownership Limitation,” applicable to all stockholders except the Pension Benefit Guaranty Corporation (“PBGC”). The 5% Ownership Limitation remains effective until February 1, 2011. Generally, the 5% limitation prohibits (i) the acquisition by a single stockholder of shares representing 5% or more of the common stock of UAL and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL’s common stock, unless prior written approval is granted by the UAL Board of Directors.
UAL’s income tax returns for tax years after 2003 remain subject to examination by the Internal Revenue Service and state taxing jurisdictions. United is included in UAL’s consolidated income tax returns.
(11) Retirement and Postretirement Plans
UAL and United contribute to defined contribution plans on behalf of most of their employees, particularly within the U.S. Internationally, the Company maintains a number of small pension plans covering much of its local, non-U.S. workforce. The Company also provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees, which are reflected as “Other Benefits” in the tables below. The Company has reserved the right, subject to collective bargaining and other agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

The Company’s net periodic benefit cost included the following components:

	Pension Benefits				Other Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$2	$2	$5	$7	$8	$11	$24	$29
Interest cost	2	2	7	7	31	29	91	91
Expected return on plan assets	(2)	(2)	(8)	(7)	(1)	(1)	(3)	(3)
Amortization of unrecognized gain and prior service cost	(1)	1	(2)	—	(4)	(4)	(12)	(8)

Net periodic benefit costs	$1	$3	$2	$7	$34	$35	$100	$109

(12) Segment Information
We manage our business by two reportable segments: Mainline and United Express. The table below includes segment information for UAL and United for the three and nine month periods ended September 30, 2008 and 2007. See Note 4, “Impairments” and Note 5, “Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code,” for discussion of the impairments and special items presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
UAL segment information
Revenue:
Mainline	$4,731	$4,663	$13,301	$12,770
United Express	834	819	2,346	2,298
Special revenue items	—	45	—	45

Total	$5,565	$5,527	$15,647	$15,113

Segment income (loss):
Mainline	$(738)	$431	$(1,422)	$585
United Express	(48)	68	(162)	122
Special revenue items	—	45	—	45
Goodwill impairment	—	—	(2,277)	—
Other impairments and special items	9	22	(214)	44
Less: equity earnings(a)	(1)	(1)	(4)	(3)

Consolidated income (loss) before income taxes and equity in earnings of affiliates	$(778)	$565	$(4,079)	$793

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
United segment information
Revenue:
Mainline	$4,772	$4,666	$13,342	$12,780
United Express	834	819	2,346	2,298
Special revenue items	—	45	—	45

Total	$5,606	$5,530	$15,688	$15,123

Segment income (loss):
Mainline	$(698)	$436	$(1,410)	$604
United Express	(48)	68	(162)	122
Special revenue items	—	45	—	45
Goodwill impairment	—	—	(2,277)	—
Other impairments and special items	9	22	(214)	44
Less: equity earnings(a)	(1)	(1)	(4)	(3)

Consolidated income (loss) before income taxes and equity in earnings of affiliates	$(738)	$570	$(4,067)	$812

(a)	Equity earnings are part of the Mainline segment.
All of the above impairments and special items are only applicable to the Mainline segment. The Company’s Mainline segment assets decreased approximately $3.4 billion during the nine month period ended September 30, 2008. The decrease in Mainline segment assets was largely due to the asset impairments discussed in Note 4, “Impairments.”

(13) Comprehensive Income (Loss)
For the three and nine month periods ended September 30, 2008 and 2007, UAL’s total comprehensive income (loss) was $(791) million and $(4.1) billion, respectively, and $352 million and $479 million, respectively. For the three and nine month periods ended September 30, 2008 and 2007, United’s total comprehensive income (loss) was $(752) million and $(4.1) billion, respectively, and $355 million and $490 million, respectively. The 2008 and 2007 periods included activity related to an interest rate swap that was terminated in 2007 and the amortization of deferred net periodic pension and other postretirement benefit gains that were recorded as a component of accumulated other comprehensive income for the years ended December 31, 2007 and 2006, in accordance with Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Pensions and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R. Comprehensive loss in the 2008 periods also includes changes in the fair value of the Company’s available-for-sale EETC investments.
(14) Fair Value Measurements and Derivative Instruments
Fair Value Information. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The table below presents disclosures about the fair value of financial assets and financial liabilities recognized in the Company’s Condensed Statements of Consolidated Financial Position (Unaudited).

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant	Total
		for	Observable	Unobservable	Gains/
	September 30,	Identical Assets	Inputs	Inputs	(Losses)
(In millions)	2008	(Level 1)	(Level 2)	(Level 3)	(Level 3) (a)
Assets and Liabilities Measured at Fair Value on a Recurring Basis:
EETC available-for-sale securities	$57	$—	$—	$57	$(26)
Fuel derivative receivables	13	—	13	—	—
Foreign currency receivables	9	—	9	—	—

Total financial assets	$79	$—	$22	$57	$(26)

Total financial liabilities—Fuel derivative payables (b)	$(243)	$—	$(210)	$(33)	$(33)

(a)	During the nine months ended September 30, 2008, changes in the fair value of Level 3 EETC securities and the Level 3 fuel derivatives are classified within “Accumulated other comprehensive income” and “Aircraft fuel,” respectively, in the Company’s financial statements.

(b)	The fair value of the fuel hedge derivatives is recorded in other current and noncurrent assets and other current and noncurrent liabilities in the Company’s Condensed Statements of Consolidated Financial Position (Unaudited) based on the timing of the contract settlement dates. As of September 30, 2008, $225 million of the $243 million total fuel derivative payable was classified as a current liability. See below for further discussion of fuel derivative gains and losses.

Level 3 Financial Assets and Liabilities

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Available for	Net Fuel	Available for	Net Fuel
	Sale	Derivative	Sale	Derivative
(In millions)	Securities	Payable	Securities	Payable
Balance at beginning of period	$—	$(9)	$—	$—
Unrealized gains (losses) relating to instruments held at reporting date	(8)	(24)	(26)	(33)
Return of principal	(2)	—	(8)	—
Transfers in (out) of Level 3	67	—	91	—

Balance at end of period	$57	$(33)	$57	$(33)

The Company considered counterparty credit risk in determining the fair value of the financial instruments shown in the table above. Credit risk did not have a significant impact on the fair values of fuel derivatives for which counterparty credit risk does not exist at September 30, 2008. However, the Company was required to post $378 million of cash collateral with certain of its fuel derivative counterparties at September 30, 2008. The current portion of the collateral, $354 million, is classified as “Fuel hedge collateral deposits” and the noncurrent portion is classified as “Other assets” in the accompanying Condensed Statements of Consolidated Financial Position (Unaudited). The Company routinely reviews the credit risk associated with its counterparties and believes its collateral is fully recoverable from its counterparties as of September 30, 2008. Based on the fair value of the Company’s fuel derivative instruments, our counterparties may require the Company to post additional amounts of collateral when the price of the underlying commodity decreases and lesser amounts when the price of the underlying commodity increases. The Company’s fuel hedge collateral deposits and unrealized mark-to-market losses as of September 30, 2008, were based upon a crude oil equivalent price of approximately $101 per barrel. The Company estimates that as of September 30, 2008, based on the Company’s fuel hedge portfolio at that date, a $5 decrease in the price per barrel of crude oil would have required the Company to provide its derivative counterparties with additional cash collateral of approximately $100 million.
Fair value of the above financial instruments was determined as follows:

Description	Fair Value Methodology
Enhanced Equipment Trust Certificates (“EETCs”)	The EETCs are not actively traded on an exchange. Fair value is based on the trading prices of similar EETC instruments issued by other airlines. The Company uses internal models and observable and unobservable inputs to corroborate third party quotes. Because certain inputs are unobservable, the Company categorized the EETCs as Level 3.

Fuel Derivative Instruments	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs, except for collars that are extendable by the counterparty. Because certain of the inputs utilized to determine the fair value of extendible collars are unobservable by United, the Company categorized these extendible contracts as Level 3.

Foreign Currency Derivative Instruments	Fair value is determined with a formula utilizing observable inputs.
Aircraft Fuel Hedges. We have a risk management strategy to hedge a portion of our price risk related to projected jet fuel requirements primarily through collar options. The collars involve the simultaneous purchase and sale of call and put options with identical expiration dates. In order for the Company to obtain more favorable terms for a portion of its hedge positions, the Company also entered into collars with additional features. These hedge positions include extendable collars, referred to above, and collars that include twice the amount of put volume as call volume. Gains and losses derived from the Company’s hedge positions are not accounted for as cash flow or fair value hedges under SFAS 133. The Company’s hedges that are classified either in Mainline fuel expense or nonoperating income (expense), based on the nature of the hedge instruments.

The following table presents the fuel hedge gains (losses) recognized during the periods presented and their classification in the Condensed Statements of Consolidated Operations (Unaudited).

	Mainline Fuel				Non-operating Income (Expense)
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2008	2007	2008	2007	2008	2007	2008	2007
Fuel hedges (a):
Gain (loss) arising in period on contracts settled during the period	$(34)	$8	$89	$44	$(29)	$—	$(21)	$—
Gain (loss) arising in period on open contracts at period-end	(263)	10	(106)	13	(176)	—	(162)	—

Total	$(297)	$18	$(17)	$57	$(205)	$—	$(183)	$—

Fuel hedge cash settlements (b)	$39	$21	$102	$44	$(22)	$—	$(21)	$—

(a)	Fuel hedge gains (losses) are not allocated to Regional affiliates expense.

(b)	Amounts represent cash received (paid) during the period on all fuel hedges (economic and non-economic). The cash received (paid) differs from gain (loss) on settled trades, because the gain (loss) on settled trades includes only the gain or loss arising during the current period (i.e. cash received or paid in the current period may be more or less due to the unrealized mark-to-market gains or losses realized in prior periods).
As of September 30, 2008, the Company hedged its forecasted consolidated fuel consumption as shown in the table below.

		Barrels hedged (in 000s)			Weighted-average price
	Percentage of
	Projected
	Fuel				Payment	Hedge	Hedge
	Requirements	Sold	Purchased	Sold	obligations	Protection	Protection
	Hedged (a)	Puts (b)	Calls	Calls	begin at	begins at	capped at
Fourth Quarter 2008:
3-way collars	33%	6,350	4,600	4,600	$107	$113	$133
Collars	16	2,550	2,175	NA	99	109	NA

Total	49	8,900	6,775	4,600

Full Year 2009:
3-way collars	18	12,525	10,350	10,350	102	117	147
Collars	3	2,400	1,725	NA	108	119	NA
Purchased calls	5	—	2,700	NA	NA	106	NA

Total	26	14,925	14,775	10,350

Total		23,825	21,550	14,950

(a)	As of September 30, 2008, the Company had hedged less than 1% of its 2010 forecasted fuel consumption.

(b)	Certain 3-way collars and collars included in the table above have sold puts with twice the notional amount of the purchased calls. The Company’s exposure to losses, should the positions settle below the put exercise price, exceeds its potential benefit from price increases above the purchased call exercise price. The Company classifies gains (losses) resulting from these collar structures as Nonoperating income (expense).
In October 2008, the Company began modifying its fuel hedge portfolio by purchasing put option contracts covering 6.1 million barrels of crude oil, which effectively caps our losses related to further oil price decreases for this portion of the hedge portfolio. The Company may take additional actions to reduce potential losses and collateral requirements that could arise from its short put option positions.
Foreign Exchange. The Company hedged a portion of its expected foreign currency cash flows in the Australian dollar, Canadian dollar, British pound, European euro and Japanese yen. As of September 30, 2008, the notional amount of these foreign currencies hedged with the forward contracts in U.S. dollars terms was approximately $127 million.
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

Bankruptcy Matters. See Note 5, “Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code—Significant Matters Remaining to be Resolved in Chapter 11 Cases,” for a discussion of contingencies associated with the Company’s bankruptcy proceedings, including SFO and LAX municipal bond litigation.
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
The Company records liabilities for legal and environmental claims when a loss is probable and can be reasonably estimated. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.
The Company is currently analyzing whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the European Commission (the “Commission”) issued to 26 companies on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United received a copy of the Statement of Objections and has provided written and oral responses vigorously disputing the Commission’s allegations against the Company. Nevertheless, United will continue to cooperate with the Commission’s ongoing investigation. Based on the Company’s evaluation of the information currently available, no reserve for potential liability has been recorded as of September 30, 2008. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.
Contingent Senior Unsecured Notes. UAL is obligated to issue up to $500 million of 8% senior unsecured notes to the PBGC in up to eight equal tranches of $62.5 million upon the occurrence of certain financial triggering events. Beginning with the Company’s fiscal year ending December 31, 2009 and concluding with our fiscal year ending December 31, 2017, a triggering event may occur when, among other things, the Company’s EBITDAR exceeds $3.5 billion over a prior twelve month period. In certain circumstances, UAL common stock may be issued in lieu of issuance of the notes.
Commitments. At September 30, 2008, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.9 billion. These current commitments include $2.2 billion for the purchase of, in the aggregate, 42 A319 and A320 aircraft. These commitments for the 42 aircraft are cancellable by the Company and such action would require the forfeiture of $91 million of advance deposits provided to the manufacturer for these purchase orders. As discussed in Note 4, “Impairments,” the Company recorded an impairment charge to decrease the carrying value of the advance deposits and associated capitalized interest to zero in the Company’s Condensed Statements of Consolidated Financial Position (Unaudited) based on the Company’s belief that it is highly unlikely that it will take future delivery of these aircraft. These aircraft purchase orders are still included in the Company’s total commitment amount, as the Company has not formally terminated the orders. In addition, the Company has capital commitments related to its international premium travel experience product enhancement program. During 2008, the Company reduced the scope of this project by six aircraft, from the originally disclosed amount of 97 aircraft. As of September 30, 2008, the Company had completed upgrades on 14 aircraft and had remaining capital commitments to complete enhancements on an additional 77 aircraft. The Company’s current commitments would require the payment of an estimated $0.2 billion in 2008, $0.3 billion for the combined years of 2009 and 2010, $1.4 billion for the combined years of 2011 and 2012 and $1.0 billion thereafter.
Municipal Bond Guarantee. The Company has guaranteed interest and principal payments on $270 million of the Denver International Airport bonds, which were originally issued in 1992, but were subsequently redeemed and reissued in 2007 and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The outstanding bonds and related guarantee are not recorded in the Company’s Statements of Consolidated Financial Position at September 30, 2008 or December 31, 2007. The related lease agreement is recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the lease term.

(16) Debt Obligations and Other Financing Transactions
Aircraft-related Transactions
In June 2008, United entered into an $84 million credit agreement secured by three aircraft, including two Airbus A320s and one Boeing B777. Borrowings under the agreement are at a variable interest rate based on LIBOR plus a margin. The loan has a final maturity in June 2015.
In July 2008, United completed a $241 million credit agreement secured by 26 of the Company’s owned A319 and A320 aircraft. Borrowings under the Agreement were at a variable interest rate based on LIBOR plus a margin. Periodic principal and interest payments are required until the final maturity in June 2019. The Company may not prepay the loan prior to July 2012. This agreement did not change the number of the Company’s unencumbered aircraft as the Company used available equity in these previously mortgaged aircraft as collateral for this financing.
In September 2008, United entered into a $125 million sale leaseback involving nine previously unencumbered aircraft. This transaction resulted in proceeds of $57 million, net of total fees, during the third quarter of 2008. The remaining proceeds of $66 million were received in October 2008. This financing agreement terminates in 2010; however, United has the option to extend the financing agreement for one year provided it meets the minimum loan to asset value requirement. Interest payments are based on LIBOR plus a margin. The lease is considered a capital lease resulting in non-cash increases to capital lease assets and capital lease obligations.
During the first nine months of 2008, the Company acquired ten aircraft. Nine of these aircraft were previously recorded as capital lease assets and are now owned assets. Aircraft lease deposits were utilized to make the final payments due under certain of these lease obligations. One of the acquired aircraft was previously subject to an operating lease.
6% Senior Notes due 2031
The Company paid interest in-kind of $15 million on the 6% senior notes during the nine months ended September 30, 2008.
Amended Credit Facility
The Company has a $255 million revolving loan commitment available under Tranche A of its credit facility. As of September 30, 2008 and December 31, 2007, the Company used $255 million and $102 million, respectively, of the Tranche A commitment capacity for letters of credit.
Amended Credit Facility Collateral
In March 2008, in accordance with the terms of its Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement dated as of February 2, 2007 with JPMorgan Chase Bank, N.A, Citicorp USA, Inc., J.P. Morgan Securities Inc., Citigroup Global Markets, Inc. and Credit Suisse Securities (USA) LLC (the “Amended Credit Facility”), United provided notice to the lenders of its intent to remove certain assets from the collateral securing its outstanding loans. The release of such collateral was effective as of April 16, 2008. The release of collateral, which was valued at approximately $650 million, was facilitated, in part, by the reduction in outstanding loans under the Amended Credit Facility following United’s $500 million prepayment in December 2007. United’s assets released from the Amended Credit Facility collateral included all domestic slots, spare engines, flight simulators, owned real property and related fixtures previously securing the Amended Credit Facility. Following such release of collateral, the Amended Credit Facility is secured by certain of United’s international route authorities, international slots, related gate interests and associated rights.

Amended Credit Facility Covenants
United’s Amended Credit Facility requires compliance with certain covenants. The Company was in compliance with all of its Amended Credit Facility covenants as of September 30, 2008 and December 31, 2007. In May 2008, the Company amended the terms of certain financial covenants of the Amended Credit Facility. The Company paid $109 million to amend the credit facility. These costs are being deferred and amortized over the remaining life of the agreement. A summary of financial covenants, after the May amendment, includes the following:
The Company must maintain a specified minimum ratio of EBITDAR to the sum of the following fixed charges for all applicable periods: (a) cash interest expense and (b) cash aircraft operating rental expense. EBITDAR represents earnings before interest expense net of interest income, income taxes, depreciation, amortization, aircraft rent and certain other cash and non-cash credits and charges as further defined by the credit facility. The other adjustments to EBITDAR include items such as foreign currency transaction gains or losses, increases or decreases in our deferred revenue obligation, share-based compensation expense, non-recurring or unusual losses, any non-cash non-recurring charge or non-cash restructuring charge, a limited amount of cash restructuring charges, certain cash transaction costs incurred with financing activities and the cumulative effect of a change in accounting principle.
The requirement to meet a fixed charge coverage ratio was suspended for the four quarters beginning with the second quarter of 2008, and ending with the first quarter of 2009 and thereafter is determined as set forth below:

Number of		Required
Preceding Months Covered	Period Ending	Coverage Ratio
Three	June 30, 2009	1.0 to 1.0
Six	September 30, 2009	1.1 to 1.0
Nine	December 31, 2009	1.2 to 1.0
Twelve	March 31, 2010	1.3 to 1.0
Twelve	June 30, 2010	1.4 to 1.0
Twelve	September 30, 2010 and each quarter ending thereafter	1.5 to 1.0
The Company also must maintain a minimum unrestricted cash balance of $1.0 billion at any time from the effective date of the May 2008 amendment. All other provisions of the Amended Credit Facility remain unchanged.
Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility unless the Company obtains a waiver of, or otherwise mitigates or cures, any such default. Additionally, the Amended Credit Facility contains a cross default provision with respect to other credit arrangements that exceed $50 million. Although the Company was in compliance with all required financial covenants as of September 30, 2008, and the May 2008 amendment does not require the Company to comply with a fixed charge coverage ratio until the three month period ending June 30, 2009, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company’s ability to obtain a waiver of, or otherwise mitigate, the impact of the default.
Credit Card Processing Agreement Covenants
The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company’s card processing agreements, the financial institutions have the right to require that United maintain a reserve (“Reserve”) equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation (referred to as “relevant advance ticket sales”). As of September 30, 2008, the Company had advance ticket sales of $2.3 billion, of which approximately $1.9 billion related to credit card sales.
In September 2008, United amended a credit card processing agreement with an affiliate of its co-branded credit card partner (the “Amended Processing Agreement”). Under the Amended Processing Agreement, our co-branded credit card partner has the right to require United to maintain a Reserve, which, in some cases, equals a specified percentage of the amount of relevant advance ticket sales. The Amended Processing Agreement eliminated the requirement under the previous processing agreement that United maintain a minimum fixed charge coverage ratio, and reduced the amount of the Reserve to $25 million as of the initial date of the Amended Processing Agreement. In exchange for these benefits, United agreed to share the senior security interest in certain specified Mileage Plus intangible assets.

Prior to the amendment, the required Reserve was 25% of relevant advance ticket sales, which was approximately $382 million as of June 30, 2008. Under the terms of the Amended Processing Agreement, if the amount of the Company’s unrestricted cash, cash equivalents and short-term investments falls below the minimum thresholds in the table below, the required Reserve will be increased to the specified percent of relevant advance ticket sales:

Required % of
Total Unrestricted Cash Balance (a)	Relevant Advance Ticket Sales
Less than $2.5 billion	15%
Less than $2.0 billion	25%
Less than $1.0 billion	50%

(a)	Includes unrestricted cash, cash equivalents and short-term investments.
As of September 30, 2008, if the Company’s unrestricted cash, cash equivalents and short-term investments had been below $2.5 billion, the Company would have been required to post approximately $160 million of additional Reserves. Additional Reserves required by the processing agreement are considered “unrestricted cash” for purposes of computing the Reserve requirement. The Company is currently in discussions with this card processor to substitute non-cash collateral for cash collateral should additional collateral become required. However, there can be no assurance that the Company will reach such an agreement.
Under another of United’s material card processing agreements there is currently no Reserve; however, in the event United’s business suffers a material adverse change, the card processor has the right to review and increase the Reserve up to 100% (and in some cases more than 100%) of relevant advance ticket sales. The term of this agreement expires at the end of February 2009 and the Company is currently negotiating a renewal. There can be no assurance that United will be able to reach an agreement to renew or extend the expiring contract, or what the terms, including terms concerning a Reserve account, will be.
(17) Co-branded Credit Card Agreement
In September 2008, the Company amended certain terms of its agreement with its co-branded credit card partner (the “Amendment”). In connection with the Amendment, the Company sold an additional $500 million of pre-purchased miles to its co-branded credit card partner and extended the term of the agreement to December 31, 2017. Prior to the Amendment, our Advanced purchase of miles obligation to our co-branded credit card partner was approximately $600 million. As a result of the additional $500 million purchase of miles, our co-branded credit card partner has a remaining pre-purchase miles balance of approximately $1.1 billion as of September 30, 2008. As part of the Amendment, our co-branded credit card partner cannot use the pre-purchased miles for issuance to its cardholders prior to 2011; accordingly, the $1.1 billion obligation for the pre-purchased miles is classified as “Advanced purchase of miles” in the non-current liabilities section of the Company’s Condensed Statements of Consolidated Financial Position (Unaudited). The Amendment specifies the maximum amount of the pre-purchased miles that our co-branded credit card partner can award to its cardholders each year from 2011 to 2017.
United has the right, but is not required, to repurchase the pre-purchased miles from its co-branded credit card partner during the term of the agreement. The Amendment contains termination penalties that may require United to make certain payments and repurchase outstanding pre-purchased miles in cases such as the Company’s insolvency, bankruptcy false representations or other material breaches.
The Amendment requires that our co-branded credit card partner make annual guaranteed payments to United between 2008 and 2017. Between 2008 and 2012, our co-branded credit card partner’s annual guaranteed payment is satisfied through the purchase of a specified minimum amount of miles. Afterwards, our co-branded credit card partner’s annual guaranteed payment is satisfied through awarding pre-purchased miles, purchasing miles and through other contractual payments. Between 2008 and 2012, our co-branded credit card partner is allowed to carry forward those miles purchased subject to the annual guarantee that have not been awarded to its cardholders. Any miles carried forward subject to this provision will result in a net increase to our “Advance purchase of miles” obligation in our Condensed Statements of Consolidated Financial Position (Unaudited).
In connection with the Amendment, the Company received a payment of $100 million in exchange for the extension of the license previously granted to its co-branded credit card partner to be the exclusive issuer of Mileage Plus Visa cards through 2017. This amount is reflected as Mileage Plus deferred revenue in our Condensed Statements of Consolidated Financial Position (Unaudited) and is being recognized as revenue over the period the fees are earned.

As part of the Amendment, the Company granted its co-branded credit card partner a first lien in specified Mileage Plus assets and a second lien on those assets that are provided as collateral under our credit facility. See Note 16, “Debt Obligations and Other Financing Transactions,” for additional information regarding these assets. The Amendment may be terminated by either party upon the occurrence of certain events as defined, including but not limited to a change in law that has a material adverse impact, insolvency of one of the parties, or failure of the parties to perform their obligations. The security interest is released if the Company repurchases the full balance of the pre-purchased miles or the Company achieves a certain fixed charge coverage ratio.
Prior to the Amendment, the pre-purchased miles were reflected as a current liability because the miles pre- purchased by our co-branded credit card partner were generally awarded to cardholders within one year of purchase. As of December 31, 2007 and 2006, the total Advanced purchase of miles was $694 million and $681 million, respectively.
(18) Subsequent Events
Restricted Cash and Letters of Credit
In October 2008, the Company issued $22 million of fully cash collateralized letters of credit. These letters of credit were not issued from the Company’s Amended Credit Facility borrowing capacity. In October 2008, the Company received $30 million of cash that had been placed with third parties as collateral for the Company’s workers’ compensation obligations.
Sale Leaseback Agreement
In October 2008, the Company entered into an agreement in principle (subject to reaching final documentation or other conditions) for the sale and leaseback of certain aircraft, which is expected to generate proceeds of approximately $150 million. The Company expects to complete this financing in the fourth quarter of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
UAL Corporation (together with its consolidated subsidiaries, “UAL”), is a holding company and its principal, wholly-owned subsidiary is United Air Lines, Inc. (together with its consolidated subsidiaries, “United”). We sometimes use the words “we,” “our,” “us” and the “Company” in this Form 10-Q for disclosures that relate to both UAL and United. United’s operations consist primarily of the transportation of persons, property, and mail throughout the U.S. and abroad. United provides these services through full-sized jet aircraft (which we refer to as its “Mainline” operations), as well as smaller aircraft in its regional operations conducted under contract by “United Express®” carriers.
United is one of the largest passenger airlines in the world. The Company offers nearly 3,000 flights a day to more than 200 destinations through its Mainline and United Express services, based on its flight schedule from October 2008 to October 2009. United offers nearly 1,300 average daily Mainline (including Ted(SM)) departures to more than 120 destinations in 27 countries and two U.S. territories. United provides regional service, connecting primarily via United’s domestic hubs, through marketing relationships with United Express carriers, which provide more than 1,700 average daily departures to more than 150 destinations. United serves virtually every major market around the world, either directly or through its participation in the Star Alliance®, the world’s largest airline network.
Bankruptcy Matters. On December 9, 2002 (the “Petition Date”), UAL, United and 26 direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). On January 20, 2006, the Bankruptcy Court confirmed the Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the “Effective Date”). As of the Effective Date, UAL and United adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”) resulting in significant changes to their historical financial statements. See Note 5, “Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information regarding bankruptcy matters.
Company Operational Plans. Crude oil spot prices peaked at approximately $145 per barrel in July 2008. Although crude oil prices have recently fallen from record-highs, prices remain higher than average prices in 2007 and prior years. The unprecedented increase in jet fuel prices has had a significant negative impact on our results of operations. The Company has begun implementing plans to address the increased cost of fuel. Highlights of these plans include the following:
•	The Company is significantly reducing mainline domestic and consolidated capacity. By the fourth quarter of 2008, the Company expects mainline domestic and consolidated capacity to be down approximately 15% and 11% year-over-year, respectively. For the full year of 2009, mainline domestic and consolidated capacity are expected to be approximately 13% and 9% lower than 2008, respectively.
•	The capacity reductions are being made through reductions in frequencies of routes and the elimination of unprofitable routes. These actions have resulted in the closure of a small number of airport operations where United cannot operate profitably at current fuel prices. Additional airport operations may be closed in future periods.
•	The Company previously announced plans to permanently remove 100 aircraft from its mainline fleet, including its entire B737 fleet and six B747 aircraft, by the end of 2009. The B737 aircraft being retired are some of the oldest and least fuel efficient in the Company’s fleet. This planned reduction reflects the Company’s efforts to eliminate unprofitable capacity and divest the Company of assets that currently do not provide an acceptable return.
•	United is eliminating its Ted product for leisure markets and will reconfigure that fleet’s 56 A320s to include United First seating. The reconfiguration of the Ted aircraft will occur in stages, with expected completion by year-end 2009. We will continue to review the deployment of all of our aircraft in various markets and the overall composition of our fleet to ensure that we are using our assets appropriately to provide the best available return.

•	In connection with the capacity reductions discussed above, the Company is further streamlining its operations and corporate functions in order to match the size of its workforce to the size of its operations. The Company anticipates these efforts will result in a reduction in workforce of approximately 7,000 by the end of 2009. The workforce reduction is expected to occur through a combination of furloughs and furlough-mitigation programs, such as early-out options.
•	The Company increased its 2008 cost reduction target by $100 million to $500 million and has also reduced previously planned 2008 capital expenditures of $650 million by approximately $200 million.
The Company is taking additional actions beyond the plans discussed above, including generating new revenue sources and taking certain other actions, as described below. However, the Company cannot provide assurance that these strategies will successfully mitigate the ongoing adverse impact of high jet fuel prices on its financial position, results of operations and liquidity.
Recent Developments. The volatility of and increases in fuel prices and a weakening economy have created an extremely challenging environment for the industry. In addition, potential industry consolidation, such as the Delta Airlines and Northwest Airlines merger, which was recently approved by the shareholders of those airlines, may increase the competitiveness of the industry. In addition to the actions described above, the Company is taking a number of actions, described below, to respond to these challenges.
•	The Company continues its efforts to pass high commodity costs to customers. The Company is creating new revenue streams through unbundling products, offering new a la carte services and expanding choices for customers. The Company’s existing Travel Options, such as Economy Plus and Premium Cabin upsell have been extremely successful and the Company continues to implement new revenue initiatives such as the $15 fee for the first checked bag, announced in June 2008, and an increase in the service fee to check a second bag on domestic flights from $25 to $50, announced in September 2008. In addition, various ticket change fees have increased, including Mileage Plus close-in fees.

•	The Company is taking action with the objective to maintain adequate liquidity and minimize its financing costs during this challenging economic environment. Since June 2008, the Company entered into approximately $450 million of new financing agreements, as described in Liquidity and Capital Resources—Financing Activities, below.

•	In September 2008, the Company completed an amendment of its marketing services agreement with its Mileage Plus co-branded bankcard partner and its largest credit card processor to amend the terms of their existing agreements to, among other things, extend the terms of the agreements. These agreements immediately increased the Company’s cash position by approximately $1.0 billion, which included a total of $600 million for the advanced purchase of miles and the licensing extension payment, as well as the release of approximately $357 million in previously restricted cash for reserves required under the credit card processing agreement. Approximately $200 million of additional cash receipts are expected over the next two years based on amended terms of the co-brand agreement as compared to cash that would have been generated under the terms of the previous co-brand agreement. As part of the transaction, United has granted a first lien of specified intangible Mileage Plus assets and a second lien on certain other assets. The term of the amended co-branded agreement is through December 31, 2017. See the discussion below in Liquidity for additional terms of this agreement.
Continental Alliance
•	In June 2008, United and Continental announced their plan to form a new partnership that will link the airlines’ networks and services worldwide to the benefit of customers, employees and shareholders, creating new revenue opportunities, cost savings and other efficiencies. In addition, Continental plans to join United and its 19 other partners in the Star Alliance, the most comprehensive airline alliance in the world. On July 23, 2008, Continental submitted its request to the U.S. Department of Transportation to allow it to join United, Lufthansa, Air Canada and six other carriers in their already established anti-trust immunized alliance. This will enable the immunized carriers to work closely together to establish trans-Atlantic and other international joint ventures to deliver highly competitive flight schedules, fares and service.
•	In the U.S. market, where antitrust immunity for solely domestic travel would not apply, customers will benefit as the two airlines plan to begin broad codesharing, which eases travel for customers flying on itineraries using both carriers and cooperation on frequent flyer programs, elite customer recognition and airport lounges, subject to regulatory notice and Continental exiting certain of its current alliance relationships.

•	Continental’s and United’s route networks are highly complementary, with little overlap, so they add value to each other and to customers who are planning domestic and international itineraries. Under codesharing, customers will benefit from a coordinated process for reservations/ticketing, check-in, flight connections and baggage transfer. Frequent flyer reciprocity will allow members of Continental’s OnePass program and United’s Mileage Plus program to earn miles in their accounts when flying on either partner airline and redeem awards on both carriers.
•	Continental’s plans to join the Star Alliance and other planned cooperation are subject to certain regulatory and other approvals and the termination of certain contractual relationships, including Continental’s existing agreements with SkyTeam members that restrict its participation in another global alliance.
Summary of Financial Results. The air travel business is subject to seasonal fluctuations and, historically, the Company’s results of operations are better in the second and third quarters as compared to the first and fourth quarters of each year, since our first and fourth quarter results normally reflect weaker travel demand. The Company’s results of operations can be impacted by fuel price volatility, adverse weather, air traffic control delay, economic conditions and other factors in any period.
As highlighted in the table below, the Company’s results in the three and nine months ended September 30, 2008 were significantly less favorable as compared to the year-ago periods. The impacts of certain significant items affecting our results of operations are disclosed in the table below. The most significant contributors to these negative variances were increased fuel prices, and in the nine month period, asset impairments. The table below also highlights that the Company, through its past and on-going cost reduction initiatives, was able to effectively manage costs in non-fuel and other areas, although the benefits of these cost savings initiatives and higher revenues were not sufficient to offset the dramatic increase in fuel cost.

	Three months ended September 30,				Nine months ended September 30,
			Favorable (unfavorable)				Favorable (unfavorable)
(in millions)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
UAL Information
Revenues	$5,565	$5,432	$133	2.4	$15,647	$14,943	$704	4.7
Special revenue items (a)	—	45	(45)	(100.0)	—	45	(45)	(100.0)
Revenues due to Mileage Plus policy change (a)	—	50	(50)	(100.0)	—	125	(125)	(100.0)

Total revenues	5,565	5,527	38	0.7	15,647	15,113	534	3.5
Mainline fuel purchases (b)	2,164	1,342	(822)	(61.3)	5,867	3,628	(2,239)	61.7
Operating fuel hedge (gain)/loss	297	(18)	(315)	—	17	(57)	(74)	—
Regional affiliate fuel expense (c)	377	235	(142)	(60.4)	1,010	653	(357)	54.7
Asset impairment charges (d)	(16)	—	16	—	2,484	—	(2,484)	—
Severance and other charges (see below)	21	(22)	(43)	—	134	(44)	(178)	—
Other operating expenses	3,213	3,334	121	3.6	9,761	9,832	71	0.7
Nonoperating fuel hedge (gain)/loss	205	—	(205)	—	183	—	(183)	—
Other nonoperating expense (e)	81	90	9	10.0	266	305	39	12.8
Income tax expense (benefit)	2	232	230	99.1	(30)	340	370	—

Net income (loss)	$(779)	$334	$(1,113)	—	$(4,045)	$456	$(4,501)	—
United net income (loss)	$(740)	$337	$(1,077)	—	$(4,033)	$467	$(4,500)	—

(a)	These significant items affecting the Company’s results of operations are discussed in Results of Operations, below.

(b)	Includes fuel hedge gains (losses) — see the summary of the Company’s fuel expense in table below.

(c)	Regional affiliates’ fuel expense is classified as part of Regional Affiliates expense in the Company’s Condensed Statements of Consolidated Operations (Unaudited).

(d)	As described in Results of Operations below, impairment charges were recorded as a result of interim impairment testing performed as of May 31, 2008.

(e)	Includes equity in earnings of affiliates.

Additional details related to the variances above include:
•	UAL recorded the following impairment and other charges, as further discussed below, during the three and nine months ended September 30, 2008:

	Period Ended
	September 30, 2008
	Three	Nine
(In millions)	Months	Months	Income statement classification
Goodwill impairment	$—	$2,277	Goodwill impairment

Intangible asset impairments	(16)	64
Aircraft and related deposit impairments	—	143

Other impairments and charges	(16)	207	Other impairments and special items

Total asset impairments	(16)	2,484

Severance	6	88	Salaries and related costs
Employee benefit obligation adjustment	—	34	Salaries and related costs
Litigation-related settlement gain	—	(29)	Other operating expenses
Charges related to terminated/deferred projects	—	26	Purchased services
Net loss on asset sales	8	8	Depreciation and amortization
Lease termination and other charges	7	7	Other impairments and special items

Severance and other charges	21	134

Unrealized operating net mark to market losses	336	119	Aircraft fuel
Unrealized non-operating net mark to market losses	183	162	Miscellaneous, net
Tax expense (benefit) on intangible asset impairments and asset sales	3	(26)	Income tax benefit

Total impairments and other charges	$527	$2,873

•	Net income during the three and nine month period ended September 30, 2007 included benefits of $67 million and $89 million, respectively, due to net decreases in the accruals for bankruptcy litigation and due to changes in assumptions regarding certain bankruptcy administrative claims, based on changes in circumstances pertaining to its contingent liabilities recorded for these matters, as discussed in Note 6, “Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).
•	In the nine month period ended September 30, 2008, the Company recorded a small income tax benefit because the goodwill impairment charges were not deductible for income tax purposes and most of the remaining tax benefit generated during this period was offset by a valuation allowance. In the three and nine month periods ended September 30, 2007, UAL recognized income tax expense of $232 million and $340 million, respectively. In the three and nine month periods ended September 30, 2007, United recognized income tax expense of $234 million and $348 million, respectively.
Liquidity. The following table provides a summary of UAL’s and United’s cash position at September 30, 2008 and December 31, 2007 and net cash provided (used) by operating, financing and investing activities for the nine month periods ended September 30, 2008 and 2007.

	UAL		United
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
(In millions)	2008	2007	2008	2007
Cash and cash equivalents	$2,931	$1,259	$2,868	$1,239
Short-term investments	—	2,295	—	2,259
Restricted cash	248	756	243	722

Cash, short-term investments & restricted cash	$3,179	$4,310	$3,111	$4,220

	UAL		United
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net cash provided (used) by operating activities	$(250)	$2,002	$(193)	$1,988
Net cash provided (used) by investing activities	2,576	(3,057)	2,470	(3,028)
Net cash used by financing activities	(654)	(1,514)	(648)	(1,493)
UAL’s $2.3 billion unfavorable reduction in cash flows from operations in the 2008 period as compared to the prior year was primarily due to increased cash expenses, primarily fuel, as discussed below under Results of Operations. This unfavorable variance was partly offset by approximately $600 million of proceeds received from the amendment of the co-brand credit card agreement, as discussed above. The fluctuation in net cash used by investing activities was primarily due to a reallocation of excess cash from short-term investments to cash and cash equivalents as highlighted in the table outlining the total cash position. Investing cash flows also benefited from a reduction in restricted cash of $508 million. This decrease was primarily due to the amendment of the credit card processing agreement described above, which decreased restricted cash by $357 million, and substitution of letters of credit for cash deposits related to worker’s compensation obligations.
Fuel hedge collateral requirements also used operating cash of approximately $378 million in the nine months ended September 30, 2008. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding collateral requirements.
The Company expects its cash flows from operations and its available capital to be sufficient to meet its near-term operating expenses, lease obligations and debt service requirements; however, the Company’s future liquidity could be impacted by increases or decreases in fuel prices, inability to adequately increase revenues to offset high fuel prices, failure to meet future debt covenants and other factors. See the Liquidity and Capital Resources and Item 3. Quantitative and Qualitative Disclosures about Market Risk, below, for a discussion of these factors and the Company’s significant operating, investing and financing cash flows.
Capital Commitments. At September 30, 2008, the Company’s future commitments for the purchase of property and equipment, principally aircraft, approximated $2.9 billion. These commitments are primarily for the purchase of 42 A319 and A320 aircraft. These 42 aircraft purchase orders are included in the Company’s total commitment amount; however, the orders may be cancelled resulting in the forfeiture of $91 million of advance payments provided to the manufacturer. United believes it is highly unlikely that it will take delivery of these aircraft in the future, and therefore believes it will be required to forfeit its $91 million of advance delivery deposits. Based on this determination, the Company recorded an impairment charge in the second quarter of 2008 to decrease the value of the deposits and related capitalized interest of $14 million to zero in the Company’s Condensed Consolidated Statements of Financial Position (Unaudited). In addition, the Company’s capital commitments include commitments related to its international premium travel experience product enhancement program. During 2008, the Company reduced the scope of this project by six aircraft, from the originally disclosed amount of 97 aircraft. As of September 30, 2008, the Company had completed upgrades on 14 aircraft and had remaining capital commitments to complete enhancements on an additional 77 aircraft. For further details, see Note 15, “Commitments, Contingent Liabilities and Uncertainties” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).
Contingencies. During the course of the Company’s Chapter 11 proceedings, we successfully reached settlements with most of our creditors and resolved most pending claims against the Debtors. The following discussion provides an overview of the status of unresolved bankruptcy matters as well as other contingencies. For further details on these matters, including SFO and LAX municipal bond litigation, see Note 5, “Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code—Bankruptcy Considerations” and Note 15, “Commitments, Contingent Liabilities and Uncertainties” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).
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

Legal and Environmental. The Company has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of the contingencies and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company’s consolidated financial position or results of operations. When appropriate, United accrues for these matters based on its assessments of the likely outcomes of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.
The Company is currently analyzing whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the European Commission (the “Commission”) issued to 26 companies on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United received a copy of the Statement of Objections and has provided written and oral responses vigorously disputing the Commission’s allegations against the Company. Nevertheless, United will continue to cooperate with the Commission’s ongoing investigation. Based on the Company’s evaluation of the information currently available, no reserve for potential liability has been recorded. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.
Many aspects of United’s operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, state governments within the U.S., foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation industry are uncertain at this time (in terms of either the regulatory requirements or their applicability to United), but the impact to the Company and the industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, and/or a requirement to purchase carbon credits. The Parliament of the European Union (“EU”) has approved legislation that would bring all flights to/from the EU into the EU’s emission trading scheme for carbon dioxide and it is expected that the EU Council will finalize passage of the legislation by year end. The legislation is expected to go into effect in 2012; however, significant questions remain as to the legality of applying the scheme to non-EU airlines. Therefore, it is unclear at this juncture whether the scheme will apply to United’s EU operations. There are also some limited circumstances in which greenhouse gas requirements impacting United have already gone into effect, including environmental taxes for certain international flights. In addition, some U.S. states (such as California) have incorporated a review of greenhouse gases into their land-based planning laws, which could apply to airports and ultimately impact airlines depending upon the circumstances.
Results of Operations
United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. Therefore, the following discussion is applicable to both UAL and United, unless otherwise noted.
Third Quarter 2008 Compared to Third Quarter 2007
There were no significant differences between UAL and United results in the three months ended September 30, 2008 or 2007.
As highlighted in the summary of results table in the Overview section above, UAL’s net loss was $779 million as compared to net income of $334 million in the year-ago period. These results are significantly less favorable as compared to the year-ago period. The most significant factors were fuel expense, including related fuel hedge impacts, and the revenue benefit in 2007 from the special item and change in Mileage Plus breakage policy, as discussed below.

Operating Revenues. The table below illustrates the year-over-year percentage change in UAL and United operating revenues.

	Three Months Ended
	September 30,		$	%
(In millions)	2008	2007	Change	Change
Passenger—United Airlines	$4,280	$4,225	$55	1.3
Passenger—Regional Affiliates	834	819	15	1.8
Cargo	219	198	21	10.6
Special operating items	—	45	(45)	(100.0)
Other operating revenues	232	240	(8)	(3.3)

UAL total	$5,565	$5,527	$38	0.7

United total	$5,606	$5,530	$76	1.4

The 2007 special item of $45 million relates to an adjustment of the estimated obligation associated with certain bankruptcy administrative claims, of which $37 million relates to the Mainline reporting unit. The table below presents selected UAL and United passenger revenues and operating data from our mainline segment, broken out by geographic region with an associated allocation of the special item, and from our United Express segment, expressed as third quarter period-to-period changes.

											United
2008	Domestic		Pacific		Atlantic		Latin		Mainline		Express		Consolidated
Increase (decrease) from 2007:
Passenger revenues (in millions)	$(24)		$(52)		$89		$5		$18		$7		$25
Passenger revenues	(0.9)%		(5.6)%		13.2%		4.6%		0.4%		0.9%		0.5%
Available seat miles (“ASMs”) (a)	(6.2)%		(8.6)%		12.0%		(3.7)%		(4.0)%		—%		(3.6)%
Revenue passenger miles (“RPMs”) (b)	(6.7)%		(14.2)%		10.9%		(5.9)%		(5.7)%		(2.4)%		(5.4)%
Passenger revenues per ASM (“PRASM”)	5.6%		3.3%		1.0%		8.6%		4.5%		0.9%		4.2%
Yield (c)	6.1%		9.4%		1.1%		12.8%		6.6%		3.5%		6.3%
Passenger load factor (points) (d)	(0.5	) pts.	(5.2	) pts.	(0.9	) pts.	(1.8	) pts.	(1.5	) pts.	(1.9	) pts.	(1.6	) pts.

(a)	ASMs are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

(b)	RPMs are the number of scheduled miles flown by revenue passengers.

(c)	Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs. Yields for geographic regions exclude charter revenue and RPMs.

(d)	Passenger load factor is derived by dividing RPMs by ASMs.
In the third quarter of 2008, revenues for both Mainline and United Express benefited from yield increases of 6.6% and 3.5%, respectively, as compared to the third quarter of 2007. The yield increases are due to industry capacity reductions and fare increases, including fuel surcharges plus incremental revenues derived from merchandising and fees. However, the benefit of higher revenues was partially offset by 5.7% and 2.4% decreases in traffic for the Mainline and United Express segments, respectively. Passenger revenue for the Mainline segment was negatively impacted by an $8 million decrease in Mileage Plus revenue in the 2008 period as compared to 2007. This unfavorable variance was partly due to the benefit in 2007 related to the change in the Mileage Plus expiration period from 36 months to 18 months that provided an estimated benefit of $50 million in the third quarter of 2007. In addition, the weak economic environment has negatively impacted demand resulting in a negative impact on our results of operations.
International PRASM was up 3.3% year-over-year on a capacity reduction of 0.8%. While Latin American PRASM growth was strong at 8.6% year-over-year, it is not a significant part of United’s international network. Atlantic performance was driven by lower than average revenue growth in our London and Germany markets, driven by industry capacity growth of approximately 20% in the U.S. to London Heathrow route and United’s 14% growth in Germany. These markets account for 75% of our Atlantic capacity. The Pacific entity was impacted by 15% industry capacity growth between the U.S. and China / Hong Kong, which account for approximately 40% of United’s Pacific capacity. In addition, travel between the U.S. and China in the third quarter of 2008 was negatively affected by the Olympic games, which reduced the ability of travelers to receive visas for travel to China.
Cargo revenues increased by $21 million, or 11%, in the three month period ended September 30, 2008 as compared to the same period in 2007, primarily due to higher fuel surcharges and improved fleet utilization. Volumes were higher due to increased volume associated with the U.S. domestic mail contract, which commenced on April 1, 2007, as well as filling new capacity in international markets. A weaker dollar also benefited cargo revenues in 2008 as a significant portion of cargo services are contracted in foreign currencies.

Operating Expenses. The table below includes data related to UAL and United operating expenses. Significant fluctuations are discussed below.

	Three Months Ended
	September 30,		$	%
(In millions)	2008	2007	Change	Change
Aircraft fuel	$2,461	$1,324	$1,137	85.9
Salaries and related costs	1,037	1,062	(25)	(2.4)
Regional affiliates	882	751	131	17.4
Purchased services	327	344	(17)	(4.9)
Aircraft maintenance materials and outside repairs	256	295	(39)	(13.2)
Depreciation and amortization	234	245	(11)	(4.5)
Landing fees and other rent	222	201	21	10.4
Distribution expenses	181	211	(30)	(14.2)
Aircraft rent	115	102	13	12.7
Cost of third party sales	75	68	7	10.3
Other impairment and special items	(9)	(22)	13	59.1
Other operating expenses	275	290	(15)	(5.2)

UAL total	$6,056	$4,871	$1,185	24.3

United total	$6,057	$4,868	$1,189	24.4

The increase in aircraft fuel expense and regional affiliates expense was primarily attributable to increased market prices for crude oil and related fuel products as highlighted in the table below, which presents the significant changes in Mainline and Regional Affiliate aircraft fuel cost per gallon in the three months ended September 30, 2008 as compared to the year-ago period. The Company’s fuel hedge losses in the third quarter of 2008 were due to declines in market prices since June 30, 2008. A significant portion of these losses is unrealized and could change in future periods based on changes in market prices before the hedge contracts settle. See Note 14, “Fair Value Measurements and Derivative Instruments,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for additional details regarding gains (losses) from settled and open positions, cash settlements and unrealized amounts at the end of the period. Derivative gains (losses) are not allocated to Regional affiliate fuel expense.

	$			Average price per gallon (in cents)
	Three Months Ended September 30,
			%			%
(In millions, except per gallon)	2008	2007	Change	2008	2007	Change
Mainline fuel purchase cost	$2,164	$1,342	61.3	383.7	225.1	70.4
Net fuel hedge (gains) losses in mainline fuel	297	(18)	—	52.6	(3.0)	—

Total mainline fuel expense	$2,461	1,324	85.9	436.3	222.1	96.4
Regional affiliates fuel expense (a)	377	235	60.4	405.4	244.8	65.6

UAL system operating fuel expense	$2,838	$1,559	82.0	432.0	225.3	91.7

Net fuel hedge (gains) losses in nonoperating income(loss)	205	—	—

Mainline fuel consumption (gallons)	564	596	(5.4)
Regional affiliates fuel consumption (gallons)	93	96	(3.1)

Total fuel consumption (gallons)	657	692	(5.1)

(a)	Regional affiliate fuel costs are classified as part of Regional affiliate expense.
Salaries and related costs decreased $25 million, or 2%, in the third quarter of 2008 as compared to the year-ago period. The decrease was primarily due to lower accrued profit sharing expense as a result of less favorable financial performance in 2008 as compared to the prior year. This was partially offset by an additional accrual of $6 million of severance expense, as well as the unfavorable impact of average wage and benefit cost increases per employee in the third quarter of 2008.
Regional affiliates expense increased $131 million, or 17%, during the third quarter of 2008 as compared to the same period last year, primarily due to a $142 million increase in regional affiliates fuel cost, which was due to an increase in the average price of regional affiliates fuel as presented in the fuel table above. The regional affiliates operating loss was $48 million in the 2008 period, as compared to income of $68 million in the 2007 period, due primarily to the aforementioned fuel impacts that could not be fully offset by higher ticket prices, as regional affiliate revenues increased by only 2% in 2008 as compared to 2007.

Purchased services decreased 5% in the third quarter of 2008, as compared to the year-ago period, primarily due to the Company’s operating cost savings programs.
During the third quarter of 2008, aircraft maintenance materials and outside repairs decreased by $39 million, or 13%, as compared to the prior year period primarily due to a lower volume of engine maintenance expense as a result of the Company’s planned early retirement of 100 aircraft from its operating fleet and the timing of maintenance on other fleet types.
UAL landing fees and other rent increased $21 million in the third quarter of 2008 as compared to the year-ago period due to unfavorable differences in the timing and amount of annual airport credits. The Company recorded a $16 million favorable benefit from realized credits in the second quarter of 2008 due to the timing of certain annual airport credits. Comparable credits were realized during the third quarter of 2007, resulting in the unfavorable comparison year-over-year.
Distribution expenses decreased $30 million, or 14%, in the third quarter of 2008 primarily based on rate savings on commissions and global distribution services (“GDS”) fees over those in the prior year. The Company has implemented several operating cost savings programs for both commissions and GDS fees which are producing realized savings in the current year.
In the third quarter of 2008, the Company recorded a favorable adjustment to impairments and other special items of $9 million primarily due to a $16 million reduction of estimated impairment loss due to the finalization of the preliminary intangible asset impairment estimate that was recorded in the second quarter of 2008. The 2007 special credit item of $22 million relates to an update to our estimated liability associated with bankruptcy reserves. See Results of Operations — First Nine Months of 2008 Compared to First Nine Months of 2007 below, for further information related to impairment testing and charges.
In the third quarter of 2008, other operating expenses decreased by 5% as compared to the 2007 period due to the Company’s cost savings initiatives, including lower expenditures related to hotel expenses, catering and advertising expense.
Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Three Months Ended		Favorable/(Unfavorable)
	September 30,		Change
(In millions)	2008	2007	$	%

Interest expense	$(131)	$(161)	$30	18.6
Interest income	24	71	(47)	(66.2)
Interest capitalized	6	5	1	20.0
Miscellaneous, net:
Fuel hedge gains (losses)	(205)	—	(205)	—
Other miscellaneous, net	19	(6)	25	—

UAL total	$(287)	$(91)	$(196)	(215.4)

United total	$(287)	$(92)	$(195)	(212.0)

UAL interest expense, net of interest income, increased $17 million in the quarter ended September 30, 2008 as compared to the year-ago period. Interest expense in the 2008 period was favorably impacted by the $500 million Amended Credit Facility prepayment in December 2007 and scheduled debt obligation repayments throughout 2007 that reduced interest expense in the 2008 period as compared to the year-ago period. The Company has a significant amount of variable-rate debt. Lower benchmark interest rates on these variable-rate borrowings also reduced the Company’s interest expense in 2008 as compared to 2007. However, these benefits were more than offset by a decrease in interest income due to lower cash and short-term investment balances, as well as lower investment yields due to lower market rates. See the fuel expense table above for information regarding the nonoperating fuel hedge (gains)/losses. Foreign currency hedge gains of $11 million in the three months ended September 30, 2008 are included in Miscellaneous, net. There were no significant foreign currency gains or losses in the 2007 period.

Income Taxes. The Company continued to be unable to reflect a tax benefit for its current operating losses because of the accounting requirement that a valuation allowance be recorded against the tax benefit, when it is more likely than not that the losses will not be used. UAL and United recorded income tax expense of $232 million and $234 million respectively, for the three months ended September 30, 2007, based on an estimated effective tax rate of 41% See Note 10, “Income Taxes,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information.
First Nine Months of 2008 Compared to First Nine Months of 2007
During the nine months ended September 30, 2008 and 2007, UAL and United financial results were consistent except for a $29 million litigation settlement gain recorded by a direct subsidiary of UAL in 2008 that is not reflected in United’s results.
UAL had a net loss of $4.0 billion in the nine months ended September 30, 2008 as compared to $456 million of net income the year-ago period. The most significant factors contributing to the change were increased fuel expense, goodwill and other asset impairment charges, special items and the Mileage Plus program change in 2007, as discussed below.
Operating Revenues. The table below illustrates the year-over-year percentage change in UAL and United operating revenues.

	Nine Months Ended
	September 30,		$	%
(In millions)	2008	2007	Change	Change
Passenger—United Airlines	$11,924	$11,457	$467	4.1
Passenger—Regional Affiliates	2,346	2,298	48	2.1
Cargo	674	547	127	23.2
Special operating items	—	45	(45)	(100.0)
Other operating revenues	703	766	(63)	(8.2)

UAL total	$15,647	$15,113	$534	3.5

United total	$15,688	$15,123	$565	3.7

The $45 million special item, $37 million of which relates to the Mainline reporting unit, relates to adjustment of certain bankruptcy related accruals as discussed in Note 5, “Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited). The table below presents selected UAL and United passenger revenues and operating data from our mainline segment, broken out by geographic region with an associated allocation of the special item, and from our United Express segment, expressed as period-to-period changes for the nine months ended September 30, 2008.

											United
2008	Domestic		Pacific		Atlantic		Latin		Mainline		Express		Consolidated
Increase (decrease) from 2007:
Passenger revenues (in millions)	$77		$46		$267		$40		$430		$40		$470
Passenger revenues	1.1%		1.9%		15.1%		10.7%		3.7%		1.8%		3.4%
Available seat miles (“ASMs”) (a)	(5.8)%		(1.4)%		13.9%		(1.1)%		(1.8)%		(0.8)%		(1.7)%
Revenue passenger miles (“RPMs”) (b)	(7.3)%		(6.8)%		11.0%		(2.6)%		(4.4)%		(5.0)%		(4.5)%
Passenger revenues per ASM (“PRASM”)	7.3%		3.4%		1.0%		12.0%		5.7%		2.6%		5.2%
Yield (c)	9.0%		9.0%		3.1%		15.1%		8.6%		7.1%		8.3%
Passenger load factor (points) (d)	(1.5	) pts.	(4.4	) pts.	(2.1	) pts.	(1.3	) pts.	(2.2	) pts.	(3.3	) pts.	(2.3	) pts.

(a)	ASMs are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

(b)	RPMs are the number of scheduled miles flown by revenue passengers.

(c)	Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs. Yields for geographic regions exclude charter revenue and RPMs.

(d)	Passenger load factor is derived by dividing RPMs by ASMs.
Mainline and United Express passenger revenues increased by $467 million and $48 million, respectively, in the 2008 period as compared to the same period in 2007. In the first nine months of 2008, revenues for both Mainline and United Express benefited from an 8.6% and 7.1%, respectively, increase in yield as compared to the first nine months of 2007. The yield increases are due to industry capacity constraint and fare increases, including fuel surcharges plus incremental revenues derived from merchandising and fees. The benefit from higher revenues was partially offset by 4.4% and 5.0% decreases in traffic for the Mainline and United Express segments, respectively. Passenger revenues for both segments benefited from increases in Mileage Plus revenue of approximately $33 million and $9 million for Mainline and United Express, respectively, in the 2008 period as compared to 2007. A change in the Mileage Plus expiration period from 36 months to 18 months provided an estimated benefit of $125 million in the first nine months of 2007, of which $104 million related to the Mainline segment and $21 million related to the United Express segment.

Cargo revenues increased by $127 million, or 23%, in the nine months ended September 30, 2008 as compared to the same period in 2007, partly due to increased volumes, fuel surcharges and foreign exchange rate changes as described in the Results of Operations — Third Quarter of 2008 Compared to Third Quarter of 2007, above.
UAL other operating revenues decreased by $63 million, or 8%, in the nine months ended September 30, 2008 as compared to the same period in 2007. Lower jet fuel sales to third parties by our subsidiary, United Aviation Fuels Corporation (“UAFC”), accounted for $27 million of the other revenue decrease. This decrease in jet fuel sales was due to several factors, including decreased UAFC sales to our regional affiliates, our decision not to renew various low margin supply agreements to other carriers, and decreased sales of excess inventory. The decrease in UAFC revenue had no material impact on our operating margin because UAFC cost of sales simultaneously decreased by $29 million in the nine months ended September 30, 2008 as compared to the year-ago period.
Operating Expenses. The table below includes data related to UAL and United operating expenses. Significant fluctuations are discussed below.

	Nine Months Ended
	September 30,		$	%
(In millions)	2008	2007	Change	Change
Aircraft fuel	$5,884	$3,571	$2,313	64.8
Salaries and related costs	3,262	3,149	113	3.6
Regional affiliates	2,508	2,176	332	15.3
Purchased services	1,047	980	67	6.8
Aircraft maintenance materials and outside repairs	868	860	8	0.9
Depreciation and amortization	670	694	(24)	(3.5)
Landing fees and other rent	651	654	(3)	(0.5)
Distribution expenses	558	596	(38)	(6.4)
Aircraft rent	314	307	7	2.3
Cost of third party sales	204	238	(34)	(14.3)
Goodwill impairment	2,277	—	2,277	—
Other impairment and special items	214	(44)	258	—
Other operating expenses	816	831	(15)	(1.8)

UAL total	$19,273	$14,012	$5,261	37.5

United total (a)	$19,302	$14,006	$5,296	37.8

The increase in aircraft fuel expense and regional affiliates expense was primarily attributable to increased market prices for crude oil and related fuel products as highlighted in table below, which presents several key variances for Mainline and Regional Affiliate aircraft fuel expense in the 2008 period as compared to the year-ago period.

	$			Average price per gallon (in cents)
	Nine Months Ended September 30,
			%			%
(In millions, except per gallon)	2008	2007	Change	2008	2007	Change
Mainline fuel purchase cost	$5,867	$3,628	61.7	347.0	210.2	65.1
Net fuel hedge (gains) losses in mainline fuel	17	(57)	—	1.0	(3.3)	—

Total mainline fuel expense	$5,884	3,571	64.8	348.0	206.9	68.2
Regional affiliates fuel expense (a)	1,010	653	54.7	362.0	229.9	57.5

UAL system operating fuel expense	$6,894	$4,224	63.2	349.9	210.1	66.5

Net fuel hedge (gains) losses in nonoperating income(loss)	183	—	—

Mainline fuel consumption (gallons)	1,691	1,726	(2.0)
Regional affiliates fuel consumption (gallons)	279	284	(1.8)

Total fuel consumption (gallons)	1,970	2,010	(2.0)

(a)	Regional affiliate fuel costs are classified as part of Regional affiliate expense.

Salaries and related costs increased $113 million, or 4%, in the nine months ended September 30, 2008 as compared to the year-ago period. The Company’s costs in 2008 include the negative impact of average wage increases and higher benefits expense, as well as severance expense of $88 million due to the implementation of the Company’s operating plans, as more fully explained in Note 3, “Company Operational Plans,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited). In addition, the Company recorded $34 million of expense in 2008 to adjust certain benefit obligations. These negative impacts were partially offset by lower combined profit and success sharing expense in the 2008 period as compared to the year-ago period due to the relatively unfavorable financial results in the 2008 period.
Regional affiliate expense increased $332 million, or 15%, in the nine months ended September 30, 2008 as compared to the same period last year. Regional affiliate expense increased primarily due to a 55% increase in Regional Affiliate fuel that was driven by an increase in market price for fuel as highlighted in the fuel table above. The regional affiliate operating loss was $162 million in the 2008 period, as compared to income of $122 million in the 2007 period, due to the aforementioned fuel impacts, which could not be fully offset by higher ticket prices, as Regional Affiliate revenues were only 2% higher in the 2008 period as compared to the year-ago period.
Purchased services increased 7% in the first nine months of 2008, as compared to the year-ago period, primarily due to increased information technology expense, increased purchased services related to the increase in international flying, the impact of unfavorable foreign exchange rates on purchased services contracted in foreign dollars and increased cargo handling to support the new mail contract discussed above.
UAL landing fees and other rent remained flat in the nine months ended September 30, 2008 as compared to the year-ago period due to a reduction in the amount of facilities rented based upon our ongoing efforts to optimize our rented facilities consistent with our operational needs.
As described in Combined Notes to Condensed Consolidated Financial Statements (Unaudited), in accordance with SFAS 142 and SFAS 144, as of May 31, 2008 the Company performed an interim impairment test of its goodwill, all intangible assets and certain of its long-lived assets (principally aircraft pre-delivery deposits, aircraft and related spare engines and spare parts) due to events and changes in circumstances during the first five months of 2008 that indicated an impairment might have occurred. As a result of this testing, in the nine months ended September 30, 2008, the Company recorded asset impairment charges of $2.5 billion as summarized in the table below. All of these impairment charges are within the Mainline segment. All of the impairments other than the goodwill impairment, which is separately identified, are classified with “Other impairments” in the Company’s Condensed Statements of Consolidated Operations (Unaudited). See Note 4, “Impairments,” in the Combined Notes to Condensed Consolidated Financial Statements (Unaudited) and the Critical Accounting Policies section for additional information including factors considered by management that a triggering event under SFS 142 and SFAS 144 had occurred and additional details of assets impaired.

(In millions)
Goodwill impairment	$2,277
Indefinite-lived intangible assets	64
Tangible assets	143

Total impairments	$2,484

See Note 5, “Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information on these pending matters. These items have been classified as special because they are directly related to the resolution of bankruptcy administrative claims and are not indicative of the Company’s ongoing financial performance.
At UAL, other operating expenses in the 2008 period were relatively flat, decreasing 2% as compared to the year-ago period. UAL’s $29 million litigation-settlement gain, which was recorded in other operating expenses, offset increases in other areas. Increases in other operating expenses during 2008 include irregular operations resulting in higher passenger inconvenience expenses, increased glycol usage for aircraft deicing and higher crew hotel costs. These increases were primarily related to first quarter 2008 operations.

Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Nine Months Ended		Favorable/(Unfavorable)
	September 30,		Change
(In millions)	2008	2007	$	%

Interest expense	$(392)	$(506)	$114	22.5
Interest income	100	191	(91)	(47.6)
Interest capitalized	16	14	2	14.3
Fuel hedge gain (loss)	(183)	—	(183)	—
Miscellaneous, net	6	(7)	(13)	—

UAL total	$(453)	$(308)	$(145)	47.1

United total	$(453)	$(305)	$(148)	48.5

UAL interest expense decreased $114 million, or 23%, in the nine months ended September 30, 2008 as compared to the year-ago period. The 2008 period was favorably impacted by $1.5 billion of total credit facility prepayments and the February 2007 credit facility amendment, which lowered United’s interest rate on these obligations. Scheduled debt obligation repayments throughout 2008 and 2007 also reduced interest expense in the 2008 period as compared to the 2007 period. The Company has a significant amount of variable-rate debt. Lower benchmark interest rates on these variable-rate borrowings also reduced the Company’s interest expense in 2008 as compared to 2007. Interest expense in the 2007 period included the write-off of $17 million of previously capitalized debt issuance costs associated with the February 2007 Amended Credit Facility partial prepayment, $6 million of financing costs associated with the February 2007 amendment and a gain of $22 million from a debt extinguishment. The net impact of these items in 2007 does not have a material impact on the year-over-year comparison of interest expense. The benefit of lower interest expense in 2008 was significantly offset by lower interest income due to lower average cash and short-term investment balances and lower yields due to decreased market rates. See Liquidity and Capital Resources below, for further details related to financing activities.
Non-operating fuel hedge gains (losses) relate to hedging instruments that are not classified as economic hedges. These net hedge gains (losses) are presented separately in the table above for purposes of additional analysis. These hedging gains (losses) are due to favorable (unfavorable) movements in crude oil prices relative to the fuel hedge instrument terms. See Note 14, “Fair Value Measurements and Derivative Instruments,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion of these hedges.
Income Taxes. The relatively small tax benefit recorded through nine months ended September 30, 2008 is a result of special accounting rules for tax adjustments related to the impairment charges in the second quarter of 2008 of indefinite-lived intangible assets recorded in fresh-start accounting. The small tax expense recorded in the third quarter of 2008 arises primarily from an adjustment to those impairment charges. UAL and United recorded income tax expense of $340 million and $348 million, respectively, for the nine months ended September 30, 2007 based an estimated effective tax rate of 43%. See Note 10, “Income Taxes,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information.
Liquidity and Capital Resources
As of the date of this Form 10-Q, the Company believes it has sufficient liquidity to fund its operations for the near term, including funding for scheduled repayments of debt and capital lease obligations, capital expenditures, cash deposits required under fuel hedge contracts and other contractual obligations. We expect to meet our near-term liquidity needs from cash flows from operations, cash and cash equivalents on hand, proceeds from new financing arrangements using unencumbered assets and proceeds from aircraft sales and sales of other assets, among other sources. While the Company expects to meet its near-term cash requirements, our ability to do so could be impacted by many factors including, but not limited to, the following:
•	Higher crude oil prices and the cost and effectiveness of hedging crude oil prices, as described above in the Overview and Results of Operations sections, may require the use of significant liquidity in future periods. Crude oil prices have been extremely volatile and unpredictable in recent years, and may become more volatile in future periods due to the current severe dislocations in world financial markets.

•	In September and October 2008, the price of crude oil has dramatically fallen from its record high in July 2008. Earlier in 2008, the Company entered into derivative contracts (including collar strategies) to hedge the risk of future price increases. As fuel prices fall below the floor of the collars, the Company could have significant near-term payment obligations at the settlement dates of these contracts. In addition, the Company has been and may in the future be further required to provide counterparties with additional cash collateral prior to such settlement dates. While the Company’s results of operations benefit from lower fuel prices on its unhedged fuel consumption, in the near term, lower fuel prices could significantly impact liquidity based on the amount of cash settlements and collateral that may be required. However, over the long-term, lower crude oil prices will further benefit the Company as the unfavorable hedge contracts terminate and the Company realizes the benefit of lower jet fuel acquisition costs on a larger percentage of its fuel consumption. See Note 14, “Fair Value Measurements and Derivative Instruments” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited), as well as Item 3. Quantitative and Qualitative Disclosures Above Market Risk, for further information regarding the Company’s fuel derivative instruments.

•	The Company’s current operational plans to address increased fuel prices may not be successful in improving its results of operations and liquidity:
•	The Company may not achieve expected increases in unit revenue from the capacity reductions announced by the Company and certain of its competitors. Further, certain of the Company’s competitors may not reduce capacity or may increase capacity; thereby, diminishing our expected benefit from capacity reductions. The Company may also not achieve expected revenue improvements from merchandising and fee enhancement initiatives.

•	Higher fares and poor general economic conditions have had and may in the future continue to have a significant adverse impact on travel demand, which may result in a negative impact to revenues.

•	The Company is using some cash to implement its action plan for such items as severance payments, lease termination payments, conversion of Ted aircraft, and facility closure costs, among others. These cash requirements will reduce the Company’s cash available for its ongoing operations and commitments.
•	Negative financial results and other factors may allow certain of our credit card processors to increase the required reserves on our advance ticket sales. For example, the Company has a requirement to maintain higher levels of reserves with one material card processor should the amount of unrestricted cash, cash equivalents and short-term investments fall below certain levels. See Note 16, “Debt Obligations and Other Financing Transactions,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion of these covenants.

•	Our level of indebtedness, our non-investment grade credit rating, and general credit market conditions may make it difficult, or impossible, for us to raise capital to meet liquidity needs and/or may increase our cost of borrowing.

•	Due to the factors above, and other factors, we may be unable to comply with our Amended Credit Facility covenant that currently requires the Company to maintain an unrestricted cash balance of $1.0 billion and will also require the Company, beginning in the second quarter of 2009, to maintain a minimum ratio of EBITDAR to fixed charges. If the Company does not comply with these covenants, the lenders may accelerate repayment of these debt obligations, which would have an adverse impact on the Company’s financial position and liquidity.

•	If a default occurs under our Amended Credit Facility or other debt obligations, the cost to cure any such default may materially and adversely impact our financial position and liquidity, and no assurance can be provided that such a default will be mitigated or cured.

Although the factors described above may adversely impact the Company’s liquidity, the Company believes it has a strong available cash position. UAL’s cash and restricted cash balance was $3.2 billion at September 30, 2008. In addition, the Company has recently taken actions to improve its liquidity, and believes it may access additional capital or improve its liquidity, as described below.
•	During the three and nine months ended September 30, 2008, the Company completed several initiatives that increased unrestricted cash by more than $1.0 billion. These initiatives are described in the section below.

•	The Company has entered into approximately $450 million of new financing agreements since June 2008, as described below.

•	The Company has significant additional unencumbered aircraft that may be used as collateral to obtain additional financing, as discussed below.

•	The Company is taking aggressive actions to right-size its business including significant capacity reductions, disposition of underperforming assets and a workforce reduction of approximately 7,000 positions, among others.

•	The Company has additional flexibility to take further actions to right-size its business should it need to do so.
Cash Position. As of September 30, 2008, approximately 65% of the Company’s cash and cash equivalents consist of money market funds invested in U.S. treasury securities with the remainder in money market funds that have applied for and are expected to be covered by the new government money market funds guarantee program. Therefore, we believe our credit risk is limited with respect to our cash balances. The following table provides a summary of UAL’s and United’s net cash provided (used) by operating, financing and investing activities for the nine month periods ended September 30, 2008 and 2007.

	UAL		United
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net cash provided (used) by operating activities	$(250)	$2,002	$(193)	$1,988
Net cash provided (used) by investing activities	2,576	(3,057)	2,470	(3,028)
Net cash used by financing activities	(654)	(1,514)	(648)	(1,493)

	UAL		United
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
Cash and cash equivalents	$2,931	$1,259	$2,868	$1,239
Short-term investments	—	2,295	—	2,259
Restricted cash	248	756	243	722

Cash, short-term investments & restricted cash	$3,179	$4,310	$3,111	$4,220

Operating Activities. UAL’s and United’s cash from operations decreased by approximately $2.3 billion and $2.2 billion, respectively, in the first nine months of 2008, as compared to the year-ago period. This decrease was primarily due to the increased cash required for aircraft fuel purchases as Mainline and Regional Affiliate fuel costs increased more than $2.5 billion in the 2008 period as compared to the 2007 period. The increase in cash from advance ticket sales in the first nine months of 2008 as compared to the same period in the prior year was primarily due to $500 million of proceeds from the advanced purchase of miles by our co-branded credit card partner as part of the amendment of our marketing agreement. Mileage Plus deferred revenue increased by a total of $179 million, resulting from a combination of the deferred portion of ticket sales exceeding award redemptions and the receipt of a $100 million fee related to the extension of the license previously granted to our co-branded credit card partner to be the exclusive issuer of Mileage Plus Visa cards through 2017. Certain counterparties to our fuel hedge instruments required the Company to provide cash collateral deposits of approximately $378 million in the nine months ended September 30, 2008, which negatively impacted our cash flows during this period as compared to the year-ago period when no similar deposits were required.

Investing Activities. Net sales of short-term investments provided cash of $2.3 billion for both UAL and United in the 2008 period as compared to cash used by both UAL and United for net purchases of short-term investments of $2.6 billion in the year-ago period. In 2008, the Company invested most its excess cash in money market funds, whereas in 2007, excess cash was invested in short-term investments with maturities greater than 90 days. Capital expenditures for both UAL and United were $335 million and $428 million in 2008 and 2007, respectively. During the nine months ended September 30, 2008, the Company’s largest credit card processor released $357 million of restricted cash due to an amendment of the Company’s co-branded credit card agreement and largest credit card processor agreement. See below for a further discussion of the reserve requirements related to our largest credit card processor. Under the amended agreement, the required reserve is currently $25 million, but may increase if the Company does not maintain a specified minimum amount of unrestricted cash, cash equivalents and short-term investments as further discussed in Credit Card Processing Agreements, below.
The co-brand agreement contains termination penalties that may require payments and the repurchase of outstanding pre-purchased miles. The termination fee would be required in cases such as the Company’s insolvency, bankruptcy false representations or other material breaches. Further, upon contract termination prior to 2017, the Company would be required to refund the $100 million up-front license fee on a pro rata basis.
During 2008, United entered into various agreements, some of which are currently agreements in principle (subject to reaching final documentation or other conditions), for the sale of 22 B737 aircraft of which the Company delivered two aircraft during the nine months ended September 30, 2008 and one in October 2008. The remaining aircraft are expected to be delivered in the fourth quarter of 2008, subject to the successful conversion of the agreements in principle into binding sales agreements, among other factors. In addition, UAL’s investing cash flows benefited from $41 million of cash proceeds from a litigation settlement resulting in the recognition of a $29 million gain during the 2008 period. The litigation settlement related to pre-delivery advance aircraft deposits. As discussed in Results of Operations, above, United’s financial statements were not impacted by this settlement. Other asset dispositions, including aircraft and engine sales and a slot exchange, generated $43 million of proceeds during the nine months ended September 30, 2008. In addition, additional proceeds of more than $100 million are expected as the Company executes certain of its asset sale agreements during the fourth quarter of 2008.
In September 2008, United entered into a $125 million sale leaseback involving nine previously unencumbered aircraft. This transaction resulted in proceeds of $57 million, net of total fees, during the third quarter of 2008. The remaining proceeds of $66 million were received in October 2008. This financing agreement terminates in 2010; however, United has the option to extend the financing agreement for one year provided it meets the minimum loan to asset value requirement. Interest payments are based on LIBOR plus a margin. In addition, the lease is considered a capital lease resulting in non-cash increases to capital lease assets and capital lease obligations.
Financing Activities. The following are significant financing activities in 2008 and 2007:
2008 Uses of Cash
•	$253 million was used by UAL for its special distribution to common stockholders during the first nine months of 2008 (United — $258 million dividend to UAL).

•	$765 million was used by UAL for scheduled long-term debt and capital lease payments.

•	In May 2008, United used cash of $109 million in connection with an amendment to its Amended Credit Facility, as further discussed below.

•	Capital expenditures were $335 million in the first nine months of 2008, during which time the Company acquired nine aircraft that were being operated under existing capital leases. These aircraft were acquired pursuant to existing lease terms. Aircraft lease deposits of $154 million provided financing cash that was utilized by the Company to make the final payments due under these lease obligations. These aircraft were previously recorded as capital lease assets and are now owned assets.

2008 Sources of Cash
•	In July 2008, United completed a $241 million credit agreement secured by 26 of the Company’s currently owned and mortgaged A319 and A320 aircraft. Borrowings under the Agreement were at a variable interest rate based on LIBOR plus a margin. The credit agreement requires periodic principal and interest payments through its final maturity in June 2019. The Company may not prepay the loan prior to July 2012. This agreement did not change the number of the Company’s unencumbered aircraft as the Company used available equity in these previously owned and mortgaged aircraft as collateral for this financing.

•	In June 2008, United entered into an $84 million loan agreement secured by three aircraft, including two Airbus A320 and one Boeing B777. Borrowings under the agreement were at a variable interest rate based on LIBOR plus a margin. The loan requires principal and interest payments every three months and has a final maturity in June 2015.
2007 Activity
•	In the first nine months of 2007, the Company made a $1.0 billion prepayment on its Amended Credit Facility and made $1.1 billion of additional debt payments, which included $590 million related to the early retirement of debt. The Company prepaid an additional $500 million of the Amended Credit Facility in December 2007. In addition, the Company completed a $694 million debt issuance, which effectively refinanced the aforementioned early debt retirement and “refinanced” three aircraft that had been previously financed through operating lease agreements.
The Company has a $255 million revolving loan commitment available under Tranche A of its Amended Credit Facility. As of September 30, 2008 and December 31, 2007, the Company had used $255 million and $102 million, respectively, of the Tranche A commitment capacity for letters of credit. The increase of letters of credit issued in 2008 was to issue collateral in place of restricted cash deposits, thereby providing the Company with additional unrestricted cash.
As of September 30, 2008, 102 aircraft with a net book value of approximately $1.5 billion were unencumbered. As of December 31, 2007, the Company had 113 unencumbered aircraft with a net book value of $2.0 billion. Unencumbered aircraft excludes six nonoperating aircraft for which the Company has binding sales agreements at September 30, 2008.
In October 2008, the Company issued $22 million of fully cash collateralized letters of credit. These letters of agreement were not issued from the Company’s Amended Credit Facility borrowing capacity. In October 2008, the Company received $30 million of cash that had been placed with third parties as collateral for the Company’s workers’ compensation obligations.
Other Investing and Financing Matters. The Company may, from time to time, make open market purchases of certain of its debt securities or other financing instruments depending on, among other factors, favorable market conditions and the Company’s liquidity position.
Credit Ratings. In July 2008, both Moody’s Investors Services and Standard & Poor’s lowered the Company’s credit ratings. Moody’s Investor Services lowered UAL’s corporate family to “Caa1” with a negative outlook from “B2,” and its secured bank rating to “B3” from “B1,” citing record-high fuel prices and the weak U.S. economy. Meanwhile, Standard & Poor’s lowered its ratings to a corporate credit rating of B- (outlook negative) from B (outlook stable) reflecting expected losses and reduced operating cash flow due to volatile fuel prices. In addition, Fitch had previously lowered UAL’s outlook to negative during the second quarter of 2008. These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.
Amended Credit Facility Covenants. The Company’s Amended Credit Facility requires compliance with certain covenants. The Company was in compliance with all of its Amended Credit Facility covenants as of September 30, 2008 and December 31, 2007. In May 2008, the Company amended the terms of certain financial covenants of the Amended Credit Facility. A summary of financial covenants, after the May amendment, is included in Note 16, “Debt Obligations and Other Financing Transactions” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).
Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility unless the Company obtains a waiver of, or otherwise mitigates or cures, any such default. Additionally, the Amended Credit Facility contains a cross default provision with respect to other credit arrangements that exceed $50 million. Although the Company was in compliance with all required financial covenants as of September 30, 2008, and the May 2008 amendment does not require the Company to comply with a fixed charge coverage ratio until the three month period end June 30, 2009, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company’s ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

Credit Card Processing Agreements. The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company’s card processing agreements, the financial institutions have the right to require that United maintain a reserve (“Reserve”) equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation (referred to as “relevant advance ticket sales”). An increase in the current Reserve balances to higher percentages of relevant advance ticket sales could materially reduce the Company’s liquidity. As of September 30, 2008, the Company had advance ticket sales of $2.3 billion, of which approximately $1.9 billion related to credit card sales.
In September 2008, the Company amended certain terms of its agreement with its co-branded credit card partner (the “Amendment”). Under the Amendment, our co-branded credit card partner has the right to require United to maintain a Reserve which, in some cases, equals a specified percentage of the amount of relevant advance ticket sales. The Amendment eliminated the requirement under the previous processing agreement that United maintain a minimum fixed charge coverage ratio, and reduced the amount of the Reserve to $25 million as of the initial date of the Amendment. In exchange for these benefits, United agreed to share the senior security interest in certain specified Mileage Plus intangible assets granted to our co-branded credit card partner under the co-brand agreement with the credit card processor, as described in Note 17, “Co-branded Credit Card Agreement,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).
Prior to the amendment, the required Reserve was 25% of relevant advance ticket sales, which was approximately $382 million as of June 30, 2008. Under the terms of the Amendment, if the amount of the Company’s unrestricted cash, cash equivalents and short-term investments falls below the minimum thresholds in the table below, the required Reserve will be increased to the specified percent of relevant advance ticket sales:

Required % of
Total Unrestricted Cash Balance (a)	Relevant Advance Ticket Sales
Less than $2.5 billion	15%
Less than $2.0 billion	25%
Less than $1.0 billion	50%

(a)	Includes unrestricted cash, cash equivalents and short-term investments.
As of September 30, 2008, if the Company’s unrestricted cash, cash equivalents and short-term investments had been below $2.5 billion, the Company would have been required to post approximately $160 million of additional Reserves. Additional Reserves required by the processing agreement are considered “unrestricted cash” for purposes of computing the Reserve requirement. The Company is currently in discussions with this card processor to substitute non-cash collateral for cash collateral should additional collateral become required. However, there can be no assurance that the Company will reach such an agreement.
Under another of United’s material card processing agreements there is currently no Reserve; however, in the event United’s business suffers a material adverse change, the card processor has the right to review and increase the Reserve up to 100% (and in some cases more than 100%) of relevant advance ticket sales. The term of this agreement expires at the end of February 2009 and the Company is currently negotiating a renewal. There can be no assurance that United will be able to reach an agreement to renew or extend the expiring contract, or what the terms, including terms concerning a Reserve account, will be.
Critical Accounting Policies
For complete information regarding the Company’s critical accounting policies, see “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the combined UAL and United Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”).
Accounting for Frequent Flyer Program Miles Sold to Third Parties and the Advanced Purchase of Miles.
The Company has an agreement with its co-branded credit card partner that requires its partner to purchase miles in advance of when miles are awarded to the co-branded partner’s cardholders (referred to as “pre-purchased miles”). These sales are deferred when received by United in our Condensed Statements of Consolidated Financial Position (Unaudited) as “Advanced purchase of miles.” The Company amended its agreement with its co-branded credit card partner in September 2008, as described in Note 17, “Co-branded Credit Card Agreement,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).
Subsequently, when our credit card partner awards pre-purchased miles to its cardholders, we transfer the related air transportation element for the awarded miles from “Advanced purchase of miles” to “Mileage Plus deferred revenue” at estimated fair value, and record the residual marketing element as “Other operating revenue.” The Mileage Plus deferred revenue portion is then subsequently recognized as passenger revenue when transportation is provided in exchange for the miles awarded, or when the miles expire. Once miles are awarded by our co-branded credit card partner, the accounting policy for these miles and miles sold to other third parties is the same.

Air Transportation Element. The Company defers the portion of the sales proceeds that represents the estimated fair value of the air transportation and recognizes that amount as revenue when transportation is provided. The fair value of the air transportation component is determined based upon the equivalent ticket value of similar fares on United and amounts paid to other airlines for miles. The initial revenue deferral is presented as “Mileage Plus deferred revenue” in our Condensed Statements of Consolidated Financial Position (Unaudited). When recognized, the revenue related to the air transportation component is classified as “passenger revenues” in our Condensed Statements of Consolidated Operations (Unaudited).
Marketing-related element. The amount of revenue from the marketing-related element is determined by subtracting the fair value of the air transportation element from the total sales proceeds. The residual portion of the sales proceeds related to marketing activities is recognized when miles are awarded. These revenues are classified as “Other operating revenues” in our Condensed Statements of Consolidated Operations (Unaudited).
Other Frequent Flyer Accounting Policies.
The Company measures its deferred revenue obligation using all awarded and outstanding miles, regardless of whether or not the customer has accumulated enough miles to redeem an award. Eventually these customers will accumulate enough miles to redeem awards, or their accounts will deactivate after a period of inactivity, in which case the Company will recognize the related revenue through its revenue recognition policy for expired miles.
The Company recognizes revenue related to expected expired miles over the estimated redemption period. In 2008, the Company updated certain of its assumptions related to the recognition of revenue for expiration of miles. Based on additional analysis of mileage redemption and expiration patterns, the Company revised the estimated number of miles that are expected to expire from 15% to 24% of earned miles, including miles that will expire or go unredeemed for reasons other than account deactivation. In 2008, the Company also extended the total period of time over which revenue from the expiration of miles is recognized taking into consideration the estimated period of miles redemption. The Company does not expect these changes in estimate to materially affect its Mileage Plus revenue recognition in 2008.
In 2007, the Company’s estimate of expired miles was limited to miles that were expected to deactivate after an 18 month period of account inactivity as defined in the Mileage Plus program rules (“deactivated miles”). Effective December 31, 2007, the Mileage Plus program rule changed to an 18 month inactivity period from a 36 month inactivity period. This change provided an estimated revenue benefit of $50 million and $125 million in the three and nine months ended September 30, 2007, respectively.
Impairment Testing. In accordance with SFAS 142 and SFAS 144, as of May 31, 2008 the Company performed an interim impairment test of its goodwill, all intangible assets and certain of its long-lived assets (principally aircraft and related spare engines and spare parts) due to events and changes in circumstances during the first and second quarters of 2008 that indicated an impairment might have occurred.
Factors deemed by management to have collectively constituted a potential impairment triggering event included record high fuel prices, significant losses in the first and second quarters of 2008, a softening U.S. economy, analyst downgrade of UAUA common stock, rating agency changes in outlook for the Company’s debt instruments from stable to negative, the announcement of the planned removal from UAL’s fleet of 100 aircraft in 2008 and 2009 and a significant decrease in the fair value of the Company’s outstanding equity and debt securities during the first five months of 2008, including a decline in UAL’s market capitalization to significantly below book value. The Company’s consolidated fuel expense increased by more than 50% during this period.
As a result of this impairment testing, for which certain estimates made in the second quarter of 2008 were adjusted to final values in the third quarter of 2008, the Company recorded impairment charges during the nine months ended September 30, 2008, as presented in the table below. In the three months ended September 30, 2008, the Company recorded $16 million decrease in intangible asset impairments based on the finalization of the preliminary asset impairment charges that were initially recorded in the second quarter of 2008. All of these impairment charges are within the Mainline segment. All of the impairments other than the goodwill impairment, which is separately identified, are classified with “Other impairments and special items” in the Company’s Condensed Statements of Consolidated Operations (Unaudited).

	Period Ended September 30, 2008
(In millions)	Three Months	Nine Months
Goodwill impairment	$—	$2,277

Indefinite-lived intangible assets:
Codeshare agreements	(16)	44
Tradenames	—	20

Intangible asset impairments	(16)	64

Tangible assets:
Pre-delivery advance deposits including related capitalized interest	—	105
B737 aircraft, B737 spare parts and other	—	38

Aircraft and related deposit impairments	—	143

Total impairments	$(16)	$2,484

Goodwill
For purposes of testing goodwill, the Company performed Step One of the SFAS 142 test by estimating the fair value of the mainline reporting unit (to which all goodwill is allocated) utilizing several fair value measurement techniques, including two market estimates and one income estimate, and using relevant data available through and as of May 31, 2008. The market approach is a valuation technique in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. The valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a technique in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money. Certain variations of the income approach were used to determine certain of the intangible asset fair values.
Under the market approaches, the fair value of the Mainline reporting unit was estimated based upon the fair value of invested capital for UAL, as well as a separate comparison to revenue and EBITDAR multiples for similar publicly traded companies in the airline industry. The fair value estimates using both market approaches included a control premium similar to those observed for historical airline and transportation company market transactions.
Under the income approach, the fair value of the Mainline reporting unit was estimated based upon the present value of estimated future cash flows for UAL. The income approach is dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices), appropriate discount rates and other relevant assumptions. The Company estimated its future fuel-related cash flows for the income approach based on the five-year forward curve for crude oil as of May 31, 2008. The impacts of the Company’s aircraft and other tangible and intangible asset impairments, discussed below, were considered in the fair value estimation of the Mainline reporting unit.
Taking into consideration an equal weighting of the two market estimates and the income estimate, which has been the Company’s practice when performing annual goodwill impairment tests, the indicated fair value of the Mainline reporting unit was less than its carrying value, and therefore, the Company was required to perform Step Two of the SFAS 142 goodwill impairment test.
In Step Two of the impairment test, the Company determined the implied fair value of goodwill of the Mainline reporting unit by allocating the fair value of the reporting unit determined in Step One to all the assets and liabilities of the Mainline reporting unit, including any recognized and unrecognized intangible assets, as if the Mainline reporting unit had been acquired in a business combination and the fair value of the Mainline reporting unit was the acquisition price. As a result of the Step Two testing, the Company determined that goodwill was completely impaired and therefore recorded an impairment charge to write-off the full value of goodwill, as presented in the table above.

Indefinite-lived intangible assets
The Company utilized appropriate valuation techniques to separately estimate the fair values of all of its indefinite-lived intangible assets as of May 31, 2008, and compared those estimates to related carrying values. Tested assets included trade names, international route authorities, London-Heathrow slots and code sharing agreements. The Company used a market or income valuation approach, as described above, to estimate fair values. Based on the preliminary results of this testing, the Company recorded $80 million of impairment charges during the second quarter of 2008, and in the third quarter of 2008 reduced the impairment charge by $16 million as a result of the finalization of the impairment testing.
Long-lived assets
For purposes of testing impairment of long-lived assets at May 31, 2008, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. The Company grouped its aircraft by fleet type to perform this evaluation and used data and assumptions through May 31, 2008. The estimated undiscounted cash flows were dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices) and other relevant assumptions. If estimates of fair value were required, fair value was estimated using the market approach. Asset appraisals, published aircraft pricing guides and recent transactions for similar aircraft were considered by the Company in its market value determination. As of May 31, 2008, based on the results of these tests, the Company determined that an impairment of $36 million existed which was attributable to the Company’s fleet of owned B737 aircraft and related spare parts. As described in the Overview section above, the Company is retiring its entire B737 fleet earlier than originally planned. The Company recorded an additional $2 million of impairment for other assets in the second quarter of 2008. During the third quarter of 2008, the Company also recognized losses of $8 million related to asset sales which are classified as depreciation expense.
Due to the unfavorable economic and industry factors described above, the Company also determined in the second quarter of 2008 that it was required to test its $91 million of pre-delivery aircraft deposits for impairment. The Company estimated that these aircraft deposits were completely impaired and recorded an impairment charge to write-off their full carrying value and $14 million of related capitalized interest. The Company believes that it is highly unlikely that it will take these future aircraft deliveries and will therefore be required to forfeit the $91 million of deposits, which are not transferable.
As a result of the impairment testing described above, the Company’s goodwill and certain of its indefinite-lived intangible assets and tangible assets were recorded at fair value. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company has not applied Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) to the determination of the fair value of these assets. However, the provisions of SFAS 157 were applied to the determination of the fair value of financial assets and financial liabilities that were part of the SFAS 142 Step Two goodwill fair value determination.
Due to extreme fuel price volatility, tight credit markets, uncertain economic environment, as well as other factors and uncertainties, the Company can provide no assurance that a material impairment charge of aircraft or indefinite-lived intangible assets will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in the market for these aircraft. Such changes could result in a greater supply and lower demand for certain aircraft types as other carriers announce plans to retire similar aircraft.
The Company determined that no new indicators of asset impairments did occur during the third quarter of 2008, and it will continue to monitor circumstances and events in future periods to determine whether additional interim asset impairment testing is warranted.
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
Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward- looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise.

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our Amended Credit Facility and other financing arrangements; the costs and availability of financing; our ability to maintain adequate liquidity; our ability to execute our operational plans; our ability to realize benefits from our resource optimization efforts and cost reduction initiative programs; our ability to utilize our net operating losses; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aviation fuel and refining capacity in relevant markets); our ability to cost-effectively hedge against increases in the price of aviation fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; labor costs; industry consolidation; competitive pressures on pricing and on demand; capacity decisions of United and/or our competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements); our ability to maintain satisfactory labor relations; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under the caption “Risk Factors” in Item 1A. of the 2007 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports we file with U.S. Securities and Exchange Commission (“SEC”). Consequently, forward- looking statements should not be regarded as representations or warranties by UAL or United that such matters will be realized.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below describes changes in our market risks since December 31, 2007. For additional information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2007 Annual Report. See Note 14, “Fair Value Measurements and Derivative Instruments,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information related to the Company’s fuel and foreign currency hedge positions.
Cash and Cash Equivalents—As of September 30, 2008, approximately 65% of the Company’s cash and cash equivalents consist of money market funds invested in U.S. treasury securities with the remainder in money market funds that are expected to be covered by the new government money market funds guarantee program. Therefore, we believe our credit risk is limited with respect to our cash balances.
Commodity Price Risk (Jet Fuel)—Our results of operations and liquidity may be materially impacted by changes in the price of aircraft fuel and other oil-related commodities and related derivative instruments. When market conditions indicate risk reduction is achievable, United may use commodity option contracts or other derivative instruments to reduce its price risk exposure to jet fuel. The Company’s derivative positions are typically comprised of crude oil, heating oil and jet fuel derivatives. The derivative instruments are designed to provide protection against increases in the price of aircraft fuel. Some derivative instruments may result in hedging losses if the underlying commodity prices drop below specified floors; however, the negative impact of these losses may be offset by the benefit of lower jet fuel acquisition cost. United may adjust its hedging program based on changes in market conditions. At September 30, 2008, the fair value of United’s fuel-related derivatives was a negative $230 million, as compared to a positive $20 million at December 31, 2007.

As of September 30, 2008, the Company hedged its forecasted consolidated fuel consumption as shown in the table below. See Note 14, “Fair Value Measurements and Derivative Instruments,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information about our hedging activities subsequent to September 30, 2008.

		Barrels hedged (in 000s)			Weighted-average price
	Percentage of
	Projected
	Fuel				Payment	Hedge	Hedge
	Requirements	Sold	Purchased	Sold	obligations	Protection	Protection
	Hedged (a)	Puts (b)	Calls	Calls	begin at	begins at	capped at
Fourth Quarter 2008:
3-way collars	33%	6,350	4,600	4,600	$107	$113	$133
Collars	16	2,550	2,175	NA	99	109	NA

Total	49	8,900	6,775	4,600

Full Year 2009:
3-way collars	18	12,525	10,350	10,350	102	117	147
Collars	3	2,400	1,725	NA	108	119	NA
Purchased calls	5	—	2,700	NA	NA	106	NA

Total	26	14,925	14,775	10,350

Total		23,825	21,550	14,950

(a)	As of September 30, 2008, the Company had hedged less than 1% of its 2010 forecasted fuel consumption.

(b)	Certain 3-way collars and collars included in the table above have sold puts with twice the notional amount of the purchased calls. The Company’s exposure to losses, should the positions settle below the put exercise price, exceeds its potential benefit from price increases above the purchased call exercise price. The Company classifies gains (losses) resulting from these collar structures as Nonoperating income (expense).
The above derivative positions are subject to potential counterparty collateral requirements. The Company provided counterparties with cash collateral of $378 million as of September 30, 2008. Our counterparties may require greater amounts of collateral when the price of the underlying commodity decreases and lesser amounts when the price of the underlying commodity increases. The Company’s fuel hedge collateral deposits and unrealized mark-to-market losses as of September 30, 2008, were based upon a crude oil equivalent price of approximately $101 per barrel. The Company estimates that as of September 30, 2008, based on the Company’s fuel hedge portfolio at that date, a $5 decrease in the price per barrel of crude oil would have required the Company to provide its derivative counterparties with additional cash collateral of approximately $100 million.
In October 2008, the Company began modifying its fuel hedge portfolio by purchasing put options contracts covering 6.1 million barrels of crude oil, which effectively caps losses related to further oil price decreases for this portion of the hedge portfolio. The Company may take additional actions to reduce potential losses and collateral requirements that could arise from its short put option positions.
ITEM 4. CONTROLS AND PROCEDURES
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports UAL and United each file with the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including each company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that its disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of both UAL and United have concluded that as of September 30, 2008, the disclosure controls and procedures of both UAL and United were effective.
There were no changes in UAL’s or United’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
In addition to the legal proceedings described below, UAL and United are parties to other legal proceedings as described in the 2007 Annual Report.
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
Numerous pre-petition claims still await resolution in the Bankruptcy Court due to the Company’s objections to either the existence of liability or the amount of the claim. The process of determining whether liability exists and liquidating the amounts due continued through 2007 and the nine months ended September 30, 2008, and is likely to continue through the remainder of 2008 and possibly longer. Additionally, certain significant matters remain to be resolved in the Bankruptcy Court. For details see Note 5, “Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).
Air Cargo/Passenger Surcharge Investigations
In February 2006, the European Commission (the “Commission”) and the U.S. Department of Justice (“DOJ”) commenced an international investigation into what government officials describe as a possible price fixing conspiracy relating to certain surcharges included in tariffs for carrying air cargo. In June 2006, United received a subpoena from the DOJ requesting information related to certain passenger pricing practices and surcharges applicable to international passenger routes. We are cooperating fully. United is considered a source of information for the DOJ investigation, not a target.
Separately, United received information requests regarding cargo pricing matters from the competition authorities in Brazil, Switzerland, the European Union, Korea and Australia. The Company is also currently analyzing whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the Commission issued to 26 companies on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United received a copy of the Statement of Objections and has provided written and oral responses vigorously disputing the Commission’s allegations against the Company. Nevertheless, United will continue to cooperate with the Commission’s ongoing investigation. Based on the Company’s evaluation of the information currently available, no reserve for potential liability has been recorded. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.
In addition to the government investigations, United and other air cargo carriers were named as defendants in over ninety class action lawsuits alleging civil damages as a result of the purported air cargo pricing conspiracy. Those lawsuits were consolidated for pretrial activities in the United States Federal Court for the Eastern District of New York. United was dismissed from the case on October 3, 2008.
Multiple putative class actions were also filed alleging violations of the antitrust laws with respect to the passenger pricing practices which were the subject of the DOJ subpoena. Those lawsuits were consolidated for pretrial activities in the United States Federal Court for the Northern District of California (“Federal Court”). United has entered into a settlement agreement with a number of the plaintiffs in the passenger pricing cases to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs’ factual investigation. The settlement agreement is subject to review and approval by the Federal Court.

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
United Injunction Against Air Line Pilots Association (“ALPA”) and Four Individual Defendants for Unlawful Slowdown Activity under the Railway Labor Act
On July 30, 2008, United filed a lawsuit in federal court for the Northern District of Illinois (the “Court”) seeking a preliminary injunction against ALPA and four individual pilot employees also named as defendants for unlawful concerted activity which was disrupting the Company’s operations. The suit focused on ALPA’s nearly two-year campaign to exert unlawful pressure on the Company through work to rule initiatives, junior/senior manning refusals, sick leave usage, pilot driven flight delays, fuel adds and similar measures. The Company alleged all of this activity was a violation of the Railway Labor Act and should immediately be enjoined by the Court. The Court agreed to hear the motion and the parties reached an interim “stand still” agreement in the case that would remain in effect until the Court issued its decision. Both United and ALPA have presented their cases and the evidence is closed. Oral argument was heard on October 7, 2008 and the Court advised that a ruling would be issued within 30 days of this oral argument.
ITEM 1A. RISK FACTORS.
See Part I, Item 1A., “Risk Factors,” of the 2007 Annual Report and related updates in Part II, Item 1A., “Risk Factors,” of the Quarterly Reports on Form 10-Q for the three months ended March 31, 2008 and the three months ended June 30, 2008 for a detailed discussion of the risk factors affecting UAL and United. The discussion below includes updates to those risk factor disclosures.
Risks Related to the Company’s Business
The Company may not be able to maintain adequate liquidity.
While the Company’s cash flows from operations and its available capital have been sufficient to meet its current operating expenses, lease obligations and debt service requirements to date, the Company’s future liquidity could be negatively impacted by many factors including, but not limited to, the substantial increase in the price of fuel from 2007 levels. The crude oil spot price rose to a record high of approximately $145 per barrel in July 2008. Although the price of crude oil has fallen from its record high, current crude oil prices are significantly higher than prices in 2007 and earlier years. Based on fuel prices at recent levels and higher fuel costs already paid in 2008, the Company’s consolidated fuel cost is expected to increase by more than 50% in the full year of 2008 as compared to 2007, resulting in a significant negative impact on liquidity. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Company’s liquidity.
The Company’s current plans to address increased fuel prices may not be successful in improving its results of operations and liquidity. The Company will be required to use cash to implement its operational plans for such items as severance payments, lease termination fees, conversion of Ted aircraft, and facility closure costs, among others. These cash requirements will reduce the Company’s cash available for its ongoing operations. The Company may not achieve necessary increases in unit revenue from the capacity reductions announced by the Company and certain of its competitors. Further, certain of the Company’s competitors may not reduce capacity and may increase capacity, thereby diminishing our expected benefit from capacity reductions. Higher fares may have an adverse impact on travel demand, which may result in a negative impact on revenues. Furthermore, fuel prices are extremely volatile. At certain fuel price levels, our current cost structure, inclusive of our current plans, may exceed the costs required to operate profitably. Additionally, the Company’s fuel hedges require that it post cash collateral with the applicable counterparty if crude oil prices fall below specified amounts. For more information on our aircraft fuel hedges, see Note 14, “Fair Value Measurements and Derivative Instruments,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) and Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is required to maintain unrestricted cash of $1.0 billion under its Amended Credit Facility. In addition to those described above, other factors may impair the Company’s ability to comply with this covenant. Negative financial results and other factors could lead to a financial covenant breach or a material adverse change that could allow certain of our credit card processors to increase the required reserves on our advance ticket sales (“reserves”). In addition, the current reserve of $25 million required by our largest credit card processor will increase to 15% of relevant advance ticket sales if the amount of our unrestricted cash, cash equivalents and short-term investments falls below $2.5 billion, up to a maximum reserve percentage of 50% of relevant advance ticket sales if the amount of unrestricted cash, cash equivalents and short-term investments drops below $1.0 billion. See Note 16, “Debt Obligations and Other Financing Transactions,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information regarding our reserve requirements. As of September 30, 2008, if the Company’s amount of unrestricted cash, cash equivalents and short-term investments had been below $2.5 billion, it would have been required to post approximately $160 million of additional reserves. Such reserve increases could adversely impact our financial position and liquidity. Our level of indebtedness, our non-investment grade credit rating, and the current unfavorable credit market conditions may make it difficult for us to raise capital to meet liquidity needs and may increase our cost of borrowing. A higher cost of capital could negatively impact our results of operations, financial position and liquidity. If a default occurs under our credit facility, the cost to cure any such default may adversely impact our financial position and liquidity.
Due to the factors above, and other factors, we may be unable to comply with our Amended Credit Facility covenant that requires a minimum ratio of EBITDAR to fixed charges beginning in the second quarter of 2009. Failure to comply with this covenant or our $1.0 billion unrestricted cash covenant could result in the lenders requiring us to repay our outstanding debt, which could have an adverse impact on the Company’s financial position and liquidity, depending on its ability to obtain a waiver of, or otherwise mitigate, the impact of the default. If a default occurs under our credit facility, the cost to cure any such default may adversely impact our financial position and liquidity.
If we do not comply with the covenants and restrictions in our credit facility agreement, indentures or instruments governing our other indebtedness, we could be in default under those agreements, and the debt incurred under those agreements, together with accrued interest, could then be declared immediately due and payable. If we are unable to repay any borrowings when due, the lenders under our credit facility agreement could proceed against their collateral, which includes a substantial amount of the assets we own. In addition, any default under our credit facility agreement or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions. If the indebtedness under our credit facility agreement and our other debt instruments is accelerated, we may not have sufficient assets to repay amounts due under our credit facility agreement or our other debt instruments. Our ability to comply with these provisions of our credit facility agreement, our indentures and other agreements governing our other indebtedness may be affected by the factors discussed above or other events beyond our control.
Economic and industry conditions constantly change, and negative economic conditions in the United States and elsewhere may create challenges for us that could have a material adverse effect on our business and results of operations.
Our business and results of operations are significantly impacted by general economic and industry conditions. Industry-wide passenger air travel varies from year to year. Robust demand for our air transportation services depends largely on favorable general economic conditions, including the strength of the global and local economies, low unemployment levels, strong consumer confidence levels, the availability of consumer and business credit and the availability and cost of fuel. For leisure travelers, air transportation is often a discretionary item that those consumers can eliminate from their spending in difficult economic times. In addition, during periods of poor economic conditions, businesses usually reduce the volume of their business travel, either due to cost-savings initiatives or as a result of decreased business activity requiring travel. The overall demand for air transportation in the United States has been negatively impacted by adverse changes in the health of the United States economy and the global economy, which negatively impacted our results of operations for the nine months ended September 30, 2008, and could continue to have a significant negative impact on our future results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents repurchases of UAL common stock made in the third quarter of fiscal year 2008:

			Total number of
			shares purchased	Maximum number of
			as	shares (or approximate
			part of publicly	dollar value) of shares
	Total number	Average price	announced	that may yet be
	of shares	paid	plans	purchased under the
Period	purchased (a)	per share	or programs	plans or programs
07/01/08 – 07/31/08	2,037	$7.86	—		(b)
08/01/08 – 08/31/08	16,232	8.49	—		(b)
09/01/08 – 09/30/08	376	13.53	—		(b)

Total	18,645	$8.52	—		(b)

(a)	Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.

(b)	The UAL Corporation 2006 Management Equity Incentive Plan (“MEIP”) and the UAL Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units. Neither plan specifies a maximum number of shares that may be repurchased. The MEIP was replaced with the 2008 Plan effective June 12, 2008, but remains in effect for awards granted prior to June 12, 2008.
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

UAL CORPORATION (Registrant)
Date: October 24, 2008	By:	/s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

UNITED AIR LINES, INC. (Registrant)
Date: October 24, 2008	By:	/s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 24, 2008	By:	/s/ David M. Wing
David M. Wing
Vice President and Controller (principal accounting officer)

EXHIBIT INDEX
The documents listed below are being filed on behalf of UAL and United as indicated.

†10.1	Amendment No. 2 to the UAL Corporation Success Sharing Program — Performance Incentive Plan

†10.2	Amendment No. 1 to the UAL Corporation 2006 Director Equity Incentive Plan

†10.3	Amendment No. 4 dated September 25, 2008 to the Employment Agreement dated September 5, 2002, among UAL Corporation, United Air Lines, Inc. and Glenn F. Tilton

12.1	UAL Corporation Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.2	United Air Lines, Inc. Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

31.1	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Indicates management contract or compensatory plan or arrangement.