Form 10-K
period 2008-12-31
UAL CORP /DE/; UNITED AIR LINES INC
filed 2009-03-02
CIK 100517, 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission	Exact Name of Registrant as Specified in its Charter, Principal Office Address	State of	I.R.S. Employer
File Number	and Telephone Number	Incorporation	Identification No
001-06033	UAL Corporation	Delaware	36-2675207
001-11355	United Air Lines, Inc.	Delaware	36-2675206
77 W. Wacker Drive
Chicago, Illinois 60601
(312) 997-8000

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered

UAL Corporation	Common Stock, $.01 par value	NASDAQ Global Select Market
United Air Lines, Inc.	None	None

Securities registered pursuant to Section 12(g) of the Act:

UAL Corporation   None
United Air Lines, Inc. None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
UAL Corporation   Yes ☑ No ☐
United Air Lines, Inc. Yes ☐ No ☑

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
UAL Corporation    ☑
United Air Lines, Inc. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
UAL Corporation   Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
United Air Lines,Inc.  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
UAL Corporation   Yes ☐ No ☑
United Air Lines, Inc. Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of UAL Corporation was $652,389,214 as of June 30, 2008. There is no market for United Air Lines, Inc. common stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
UAL Corporation   Yes ☑ No ☐
United Air Lines, Inc. Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 20, 2009.
UAL Corporation   143,885,823 shares of common stock ($0.01 par value)
United Air Lines, Inc. 205 (100% owned by UAL Corporation)

OMISSION OF CERTAIN INFORMATION

United Air Lines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference for UAL Corporation from its definitive proxy statement for its 2009 Annual Meeting of Stockholders to be held on June 11, 2009.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies
Report on Form 10-K
For the Year Ended December 31, 2008

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	28
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	32

	Executive Officers of UAL	33

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6.	Selected Financial Data	36
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	74
Item 8.	Financial Statements and Supplementary Data	78
	UAL Corporation and United Air Lines, Inc. Combined Notes to Financial Statements	91
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	144
Item 9A.	Controls and Procedures	144
Item 9B.	Other Information	149

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	150
Item 11.	Executive Compensation	150
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	150
Item 13.	Certain Relationships, Related Transactions and Director Independence	150
Item 14.	Principal Accountant Fees and Services	150

PART IV
Item 15.	Exhibits, Financial Statements and Schedules	152
EX-3.1
EX-10.4
EX-10.19
EX-10.20
EX-10.21
EX-10.27
EX-12.1
EX-12.2
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2

PART I

ITEM 1.	BUSINESS.

UAL Corporation (together with its consolidated subsidiaries, “UAL”), a holding company whose principal subsidiary is United Air Lines, Inc. (together with its primary subsidiaries, “United”), was incorporated under the laws of the State of Delaware on December 30, 1968. We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-K for disclosures that relate to both UAL and United. Our world headquarters is located at 77 W. Wacker Drive, Chicago, Illinois 60601. The mailing address is P.O. Box 66919, Chicago, Illinois 60666 (telephone number (312) 997-8000).

This Annual Report on Form 10-K is a combined report of UAL and United. Unless otherwise noted, this information applies to both UAL and United. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL. Most of UAL’s revenue and expenses in 2008 were from United’s airline operations. United transports people and cargo through its mainline operations, which utilize full-sized jet aircraft exceeding 70 seats in size, and its regional operations, which utilize smaller aircraft not exceeding 70 seats in size that are operated under contract by United Express® carriers.

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

United Airlines operates nearly 3,000 flights a day on United and United Express to more than 200 U.S. domestic and international destinations from its hubs in Los Angeles, San Francisco, Denver, Chicago and Washington, D.C., based on its annual flight schedule as of January 1, 2009. With key global air rights in the Asia-Pacific region, Europe and Latin America, United is one of the largest international carriers based in the United States. United also is a founding member of Star Alliance, the world’s largest airline network, which provides connections for our customers to approximately 900 destinations in 159 countries worldwide. United offers a unique set of products and services to target distinct customer groups, which we believe allows us to generate a revenue premium. This strategy of market and product segmentation is intended to optimize margins and costs, and is focused on delivering an improved experience for all customers and a best-in-class experience for our premium customers. These services include:

•	United Mainline, including United First®, United Business® and Economy Plus®, the last providing three to five inches of extra legroom on all United Mainline and explussm United Express flights;

•	A new international premium travel experience featuring 180-degree, lie-flat beds in business class. As of December 31, 2008, the Company has completed first and business class equipment upgrades on 25 international aircraft that have been refitted with new premium seats, entertainment systems and other product enhancements. The Company expects to complete the refurbishment of a majority of the 66 remaining aircraft in 2009 and 2010, with the remaining aircraft upgrades to be completed in 2011;

•	p.s.sm—a premium transcontinental service connecting New York with both Los Angeles and San Francisco; and

•	United Express, with a total fleet of 280 aircraft operated by regional airline partners, including over 100 aircraft that offer explus, United’s premium regional service providing both first class and Economy Plus seating.

The Company also generates revenue through its Mileage Plus® Frequent Flyer Program (“Mileage Plus”), United Cargo SM and United Services. Mileage Plus contributed approximately $700 million to passenger and other revenue in 2008 and helps the Company attract and retain high-value customers. United Cargo generated $854 million in freight and mail revenue in 2008. United Services generated $167 million in revenue in 2008 by utilizing downtime of otherwise under-utilized aircraft maintenance resources through third-party maintenance services.

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in Item 1A, Risk Factors and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Company Operational Plans

During 2008, UAL’s management and its Board of Directors were active in adjusting the Company’s operational plans in response to difficult industry conditions and the weakening global economy. Unprecedented increases in jet fuel prices during 2008 had a significant negative impact on our results of operations and were one of the leading factors that prompted the development of the Company’s operational plans, as described in Note 2, “Company Operational Plans,” in Combined Notes to Consolidated Financial Statements.

The Company is taking actions to return to profitability and to strengthen liquidity, including the permanent removal of 100 aircraft from United’s mainline fleet; the elimination of the Ted product for leisure markets and the reconfiguration of Ted aircraft to include United First seating; the development of new revenue sources through delivery of new products and services valued by our customers; the streamlining of operations and corporate functions with a reduction of approximately 9,000 positions during 2008 and 2009; and the formation of a strategic alliance with Continental Airlines, all as further discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During 2008, the Company ceased operations to Ft. Lauderdale and West Palm Beach, Florida, two markets served by Ted, which uses an all-economy seating configuration to serve primarily leisure markets. In addition, during 2008, as part of its operational plans the Company ceased operations in certain non-Ted markets and also reduced frequencies in several Ted and non-Ted markets. In light of these planned capacity reductions and other factors, the Company also determined that it would eliminate its entire B737 fleet by the end of 2009. With the reduced need for Ted aircraft in leisure markets and an increased need for narrow body aircraft in non-Ted markets due to the elimination of the B737 fleet, the Company decided to reconfigure the entire Ted fleet of all-economy Airbus aircraft to include first class, as well as Economy Plus and economy seats. The reconfigured Airbus aircraft will provide United a consistent product offering for our customers and employees, and increases our fleet flexibility to redeploy aircraft onto former Ted and other narrow body routes as market conditions change.

Overall, the Company has characterized its business approach as “Focus on Five,” a comprehensive set of priorities that focus on the fundamentals of running a good airline: one that runs on time, with clean planes and courteous employees, that delivers industry-leading revenues and competitive costs and does so safely. Building on this foundation, United aims to regain its industry-leading position in key metrics reported by the U.S. Department of Transportation (“DOT”) as well as industry-leading revenue driven by products, services, schedules and routes that are valued by the Company’s customers. The goal of this approach is intended to enable United to achieve best-in-class safety performance, exceptional customer satisfaction and experience and industry-leading margin and cash flow.

Bankruptcy of Predecessor Company

On December 9, 2002 (the “Petition Date”), UAL, United, and 26 direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). On January 20, 2006, the Bankruptcy Court confirmed the Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the “Effective Date”). On the Effective Date, the Company implemented fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), resulting in significant changes as compared to the historical financial statements.

During the course of its Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved most pending claims against the Debtors. However, certain significant matters remain to be resolved in the Bankruptcy Court. For further details, see Note 4, “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases,” in Combined Notes to Consolidated Financial Statements.

Operations

Segments.  The Company operates its businesses through two reporting segments: Mainline and United Express. The Company manages its business as an integrated network with assets deployed across integrated mainline and regional carrier networks. This focus on managing the business seeks to maximize the profitability of the overall airline network. Financial information on the Company’s reporting segments and operating revenues by geographic regions, as reported to the DOT, can be found in Note 10, “Segment Information,” in Combined Notes to Consolidated Financial Statements.

Mainline.  The Company’s mainline operating revenues were $17.1 billion, $17.0 billion and $16.4 billion in 2008, 2007 and 2006, respectively. As of December 31, 2008, mainline domestic operations served over 80 destinations primarily throughout the U.S. and Canada and operated hubs at Chicago O’Hare International Airport (“O’Hare”), Denver International Airport (“Denver”), Los Angeles International Airport (“LAX”), San Francisco International Airport (“SFO”) and Washington Dulles International Airport (“Washington Dulles”). Mainline international operations serve the Pacific, Atlantic and Latin America regions. The Pacific region includes non-stop service to Beijing, Hong Kong, Osaka, Seoul, Shanghai, Sydney and Tokyo and direct service to Bangkok, Seoul, Singapore and Taipei via Tokyo; direct service to Ho Chi Minh City and Singapore via Hong Kong and to Melbourne via Sydney. The Atlantic region includes non-stop service to Amsterdam, Brussels, Dubai, Frankfurt, Kuwait City, London, Munich, Paris, Rome and Zurich. The Latin American region offers non-stop service to Buenos Aires, Rio de Janeiro (seasonal non-stop) and Sao Paulo. The Latin American region also serves various Mexico destinations including Cancun, Cozumel (seasonal), Ixtapa/Zihuatanejo (seasonal), Mexico City, Puerto Vallarta and San Jose del Cabo; various Caribbean points including Aruba and seasonal service to Montego Bay, Punta Cana, and St. Maarten; and Central America including Liberia, Costa Rica (seasonal).

UAL’s operating revenues attributed to mainline domestic operations were $9.7 billion in 2008, $10.9 billion in 2007 and $10.0 billion in 2006. Operating revenues attributed to mainline international operations were $7.4 billion in 2008, $6.1 billion in 2007 and $6.4 billion in 2006. For purposes of the Company’s geographic revenue reporting, the Company considers destinations in Mexico and the Caribbean to be part of the Latin America region as opposed to the North America region.

The mainline segment operated 409 aircraft as of December 31, 2008, and produced 135.8 billion available seat miles (“ASMs”) and 110.1 billion revenue passenger miles (“RPMs”) during 2008; in 2007, the mainline segment produced 141.9 billion ASMs and 117.4 billion RPMs.

United Express.  United Express operating revenues were $3.1 billion in both 2008 and 2007 and $2.9 billion in 2006. United has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express. United Express is an extension of the United mainline network. Chautauqua Airlines, Colgan Airlines, Go Jet Airlines, Mesa Airlines, Shuttle America, SkyWest Airlines and Trans States Airlines are all United Express carriers, most of which operate under capacity purchase agreements. Under these agreements, United pays the regional carriers contractually-agreed fees (carrier-controlled costs) for operating these flights plus a variable reimbursement (incentive payment) based on agreed performance metrics. The carrier-controlled costs are based on specific rates for various operating expenses of the United Express carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed monthly amounts. The incentive payment is a markup applied to the carrier-controlled costs for superior operational performance. Under these capacity agreements, United is responsible for all fuel costs incurred as well as landing fees, facilities rent and deicing costs, which are passed through without any markup. In return, the regional carriers operate this capacity on schedules determined by United. United also determines pricing, revenues and inventory levels and assumes the inventory and distribution risk for the available seats.

The capacity agreements which United has entered into with United Express carriers do not include the provision of ground handling services. As a result, United Express sources ground handling support from a variety of third-party providers as well as by utilizing internal United resources in some cases.

While the regional carriers operating under capacity purchase agreements comprise over 95% of United Express flying, the Company also has limited prorate agreements with Colgan Airlines and SkyWest Airlines. Under these prorate agreements, United and its prorate partners agree to divide revenue collected from each passenger according to a formula, while both United and the prorate partners are individually responsible for their own costs of operations. United also collects a program fee from Colgan Airlines to cover certain marketing and distribution costs such as credit card transaction fees, global distribution systems (“GDS”) transaction fees and frequent flyer costs. Unlike capacity purchase agreements, these prorate agreements require the regional carrier to retain the control and risk of scheduling, market selection, seat pricing and inventory for its flights.

United Express carriers operated 280 aircraft as of December 31, 2008, and produced 16.2 billion ASMs and 12.1 billion RPMs during 2008, while producing 16.3 billion ASMs and 12.6 billion RPMs in 2007.

United Cargo.  United Cargo offers both domestic and international shipping through a variety of services including United Small Package Delivery, Express and General cargo services. Freight shipments comprise approximately 85% of United Cargo’s volumes, with mail comprising the remainder. During 2008, United Cargo accounted for approximately 4% of the Company’s operating revenues by generating $854 million in freight and mail revenue, an 11% increase versus 2007.

United Services.  United Services is a global airline support business offering customers comprehensive aircraft maintenance, repair and overhaul (“MRO”) services which include engine and line maintenance services. United Services brings nearly 80 years of experience to serve over 100 airline customer contracts worldwide. During 2008 and 2007, United Services generated approximately $167 million and $183 million, respectively, in third-party revenue.

Fuel.  The price and availability of jet fuel significantly affects the Company’s results of operations. Fuel has been the Company’s largest operating expense for the last several years. The Company has a risk management strategy to hedge a portion of its price risk related to projected jet fuel requirements. The Company utilizes various types of hedging instruments including purchased calls, collars, 3-way collars and 4-way collars. A collar involves the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. If fuel prices rise above the ceiling of the collar, the Company’s counterparties are required to make settlement payments to the Company, while if fuel prices fall below the floor of the collars, the Company is required to make settlement payments to its fuel hedge counterparties. In addition, the Company has been and may in the future be further required to provide counterparties with cash collateral prior to settlement of the hedge positions.

In both 2008 and 2007, an increase in jet fuel prices was the primary reason for higher mainline and United Express fuel expense and aircraft fuel cost per gallon, as highlighted in the table below. The price of crude oil reached a record high of approximately $145 per barrel in July 2008 and then dramatically decreased in the second half of the year to approximately $45 per barrel at December 31, 2008. This significant fuel price volatility drove the Company’s total fuel hedge losses of more than $1.1 billion in 2008. A significant portion of these losses were unrealized as of December 31, 2008 and could increase or decrease in future periods based on future changes in market prices before the related hedge contracts settle. While the Company’s results of operations should benefit significantly from lower fuel prices on its unhedged fuel consumption, in the near term lower fuel prices could also significantly and negatively impact liquidity based on the amount of cash settlements and collateral that may be required.

The Company accounts for the majority of its fuel derivative contracts as economic hedges, which are marked-to-market with gains and losses classified as fuel expense. Remaining fuel derivative contracts which do not qualify for economic hedge accounting are marked-to-market with gains and losses classified as nonoperating expense. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Note 13, “Fair Value Measurements and Derivative Instruments,” in Combined Notes to Consolidated Financial Statements for additional details regarding gains and losses from settled and open positions, cash settlements, unrealized amounts at the end of the period and hedge collateral. Derivative gains and losses from contracts qualifying for economic hedge accounting are recorded in mainline fuel expense and are not allocated to United Express fuel expense.

				Average price per gallon
	$			(in cents)
(In millions, except per gallon)	2008	2007	2006	2008	2007	2006

Mainline fuel purchase cost	$7,114	$5,086	$4,798	326.0	221.9	209.5
Non-cash fuel hedge (gains) losses in mainline fuel	568	(20)	2	26.0	(0.9)	0.1
Cash fuel hedge (gains) losses in mainline fuel	40	(63)	24	1.9	(2.7)	1.1

Total mainline fuel expense	7,722	5,003	4,824	353.9	218.3	210.7
United Express fuel expense(a)	1,257	915	834	338.8	242.7	223.2

UAL system operating fuel expense	$8,979	$5,918	$5,658	351.7	221.7	212.5

Non-cash fuel hedge losses in nonoperating income (loss)	$279	$—	$—
Cash fuel hedge losses in nonoperating income (loss)	249	—	—
Mainline fuel consumption (gallons)	2,182	2,292	2,290
Regional affiliates fuel consumption (gallons)	371	377	373

Total fuel consumption (gallons)	2,553	2,669	2,663

(a)	United Express fuel costs are classified as part of Regional affiliate expense.

To ensure adequate supplies of fuel and to provide a measure of control over fuel costs, the Company arranges to have fuel shipped on major pipelines and stored close to its major hub locations. Although the Company currently does not anticipate a significant reduction in the availability of jet fuel, a number of factors make predicting fuel prices and fuel availability uncertain, including changes in world energy demand, geopolitical uncertainties affecting energy supplies from oil-producing nations, industrial accidents, threats of terrorism directed at oil supply infrastructure, extreme weather conditions causing temporary shutdowns of production and refining capacity, as well as changes in relative demand for other petroleum products that may impact the quantity and price of jet fuel produced from period to period.

Alliances.  United has a number of bilateral and multilateral alliances with other airlines, which enhance travel options for customers seeking access to markets that United does not serve directly. These marketing alliances typically include one or more of the following features: joint frequent flyer program participation; codesharing of flight operations (whereby seats on one carrier’s selected flights can be marketed under the brand name of another carrier); coordination of reservations, ticketing, passenger check-in, baggage handling and flight schedules; and other resource-sharing activities.

The most significant of these arrangements is the Star Alliance, a global integrated airline network co-founded by United in 1997. As of February 1, 2009, Star Alliance carriers serve approximately 900 destinations in 159 countries with over 16,500 average daily flights. Current Star Alliance partners, in addition to United, are Air Canada, Air China, Air New Zealand, All Nippon Airways, Asiana, the Austrian Airlines Group, bmi, EgyptAir, LOT Polish Airlines, Lufthansa, SAS, Shanghai Airlines, Singapore Airlines, South African Airways, Spanair, Swiss, TAP Portugal, THAI, Turkish Airlines and US Airways. Regional member carriers are Adria Airways (Slovenia), Blue1 (Finland) and Croatia Airlines. Air India, Brussels Airlines, Continental Airlines and TAM Airlines are expected to become future members of the Star Alliance.

United also has independent marketing agreements with other air carriers including Aer Lingus, Air One, Great Lakes Aviation, Gulfstream International, Hawaiian, Island Air, Qatar Airways, TACA Group and Virgin Blue.

Continental Alliance.  In 2008, United and Continental announced their plan to form a new alliance partnership that will link the airlines’ networks and services worldwide to the benefit of customers, employees and shareholders, creating new revenue opportunities, cost savings and other efficiencies. In addition, Continental plans to join United and its 20 other partners in the Star Alliance, the most comprehensive airline alliance in the world. During 2008, United, Continental and eight other airlines submitted a request to the DOT and applicable foreign authorities to allow Continental to join United, Air Canada, Lufthansa and six other carriers in their already established anti-trust immunized alliance. If approved, the immunity will enable United, Air Canada, Continental and Lufthansa to implement a joint venture covering transatlantic routings that would deliver highly competitive flight schedules, fares and service. In the U.S. market, where antitrust immunity would not apply, customers will benefit as United and Continental plan to begin broad codesharing, which eases travel for customers flying on itineraries using both carriers, and cooperation on frequent flyer programs and airport lounges, subject to regulatory notice and Continental exiting certain of its current alliance relationships. In addition, United and Continental are also exploring opportunities to capture important cost savings in the areas of information technology, frequent flyer programs, airport operations, lounges, procurement and sales and marketing.

Continental’s and United’s route networks are highly complementary, with little overlap, so they add value to each other and to customers who are planning domestic and international travel. Under codesharing, customers will benefit from a coordinated process for reservations/ticketing, check-in, flight connections and baggage transfer. Frequent flyer reciprocity will allow members of Continental’s OnePass program and United’s Mileage Plus program to earn miles in their accounts when flying on either partner airline and redeem awards on both carriers. Continental’s plans to join the Star Alliance and other planned cooperation are subject to certain regulatory and other approvals and the termination of certain contractual relationships, including Continental’s existing agreements with SkyTeam members that restrict its participation in another global alliance.

Mileage Plus.  Mileage Plus builds customer loyalty by offering awards and services to frequent travelers. Mileage Plus members can earn mileage credit for flights on United, United Express, Ted, members of the Star Alliance and certain other airlines that participate in the program. Miles can also be earned by purchasing the goods and services of our non-airline partners, such as hotels, car rental companies and credit card issuers. Mileage credits can be redeemed for free, discounted or upgraded travel and non-travel awards. There are more than 54 million members enrolled in Mileage Plus. In 2008, 2.3 million Mileage Plus travel awards were used on United, as compared to 2.2 million in 2007 and 2.3 million in 2006. These amounts represent the number of awards for which travel was provided and not the number of available seats that were allocated to award travel. These awards represented 9.1% of United’s total revenue passenger miles in 2008, 8.0% in 2007 and 8.1% in 2006. In addition, Mileage Plus members redeemed miles for approximately 613,000 non-United awards in 2008 as compared to 928,000 in 2007. Non-United awards include awards such as Red Carpet club memberships, car and hotel awards, merchandise and travel solely on another air carrier. Total miles redeemed for travel on United in 2008, including travel awards and class-of-service upgrades, represented 89% of the total miles redeemed (for both completed and future travel). The Company expanded its offering of merchandise available for awards in 2009, which may increase the amount of non-travel awards.

For a detailed description of the accounting treatment of Mileage Plus program activity, which was changed to a deferred revenue model upon the adoption of fresh-start reporting on the Effective Date, see Critical Accounting Policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

UAL Loyalty Services, LLC (“ULS”).  ULS focuses on expanding the non-core marketing businesses of United and building airline customer loyalty. ULS operates substantially all United-branded travel distribution and customer loyalty e-commerce activities, such as united.com. In addition, ULS owns and operates Mileage Plus, being responsible for member relationships, communications and account management; while United is responsible for other aspects of Mileage Plus, including elite membership programs such as Global Services, Premier, Premier Executive and Premier Executive 1K, and the establishment of award mileage redemption programs and airline-related customer loyalty recognition policies. United is also responsible for managing relationships with its Mileage Plus airline partners, while ULS manages relationships with non-airline business partners, such as the Mileage Plus Visa Card, hotels, car rental companies and dining programs, among others.

Distribution Channels.  The majority of United’s airline seat inventory continues to be distributed through the traditional channels of travel agencies and GDS, such as Sabre and Galileo. The growing use of alternative distribution systems, including www.united.com and GDS new entrants, provides United with an opportunity to lower its ticket distribution costs. To encourage customer use of lower-cost channels and capitalize on these cost-saving opportunities, the Company will continue to expand the capabilities of its website.

Industry Conditions

Seasonality.  The air travel business is subject to seasonal fluctuations. The Company’s operations can be adversely impacted by severe weather and the first and fourth quarter results of operations normally reflect lower travel demand. Historically, results of operations are better in the second and third quarters which reflect higher levels of travel demand.

Domestic Competition.  The domestic airline industry is highly competitive and dynamic. In domestic markets, new and existing carriers are generally free to initiate service between any two points within the United States. United’s competitors consist primarily of other airlines, a number of whom are low-cost carriers (“LCCs”) with cost structures lower than United’s, and, to a lesser extent, other forms of transportation.

The rate of capacity increases in the domestic market has slowed in the past several years, but LCCs have continued expanding into markets where United flies. United has extensive experience competing directly with LCCs in its markets and believes it is well positioned to compete effectively. In response to the adverse economic conditions in 2008, United and many of its competitors implemented significant capacity reductions in both domestic and international markets.

United’s capacity increases (decreases) for 2008 and its forecasted 2009 capacity decreases, as compared to the year-ago periods, are summarized in the following table:

		Mainline
	Consolidated	Domestic	International

Fourth Quarter 2008	(10.6)%	(14.4)%	(8.1)%
Full-year 2008	(3.9)%	(7.8)%	0.9%
First Quarter 2009	(12.5)% to (11.5)%	(14.0)% to (13.0)%	(15.0)% to (14.0)%
Full-year 2009	(8.0)% to (7.0)%	(12.5)% to (11.5)%	(6.0)% to (5.0)%

During 2008, several smaller carriers entered into either bankruptcy liquidation or reorganization proceedings. Carriers that reorganize through bankruptcy proceedings may be able to improve their cost structure making them more competitive with the rest of the industry. In addition, Delta Airlines completed its acquisition of Northwest Airlines Corporation in late 2008. This merger may enable the combined airline to improve its revenue and cost performance relative to peers and thus enhance its competitive position within the industry. It is also possible that other airline mergers or acquisitions may occur in the future.

Domestic pricing decisions are largely affected by the need to be competitive with other U.S. airlines. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because United often finds it necessary to match competitors’ fares to maintain passenger traffic. Attempts by United and other network airlines to raise fares often fail due to lack of competitive matching by LCCs; however, because of capacity constraint, the pressure of higher fuel prices and other industry conditions, some fare increases have occurred in recent years. Because of different cost structures, low ticket prices that may generate a profit for a LCC may have an adverse effect on the Company’s financial results. Also, additional revenue from fuel-related fare increases may not completely offset the Company’s increased cost of fuel.

International Competition.  In United’s international networks, the Company competes not only with U.S. airlines, but also with foreign carriers. Competition on specified international routes is subject to varying degrees of governmental regulations. Recently the U.S. and European Union (“EU”) implemented an agreement to reduce restrictions on flight operations between the two entities. This agreement has increased competition on United’s transatlantic network from both U.S. and European airlines. In our Pacific operations, competition will be increasing as the governments of the U.S. and China permit more U.S. and Chinese airlines to fly new routes between the two countries, although the commencement of some new services to China has been recently postponed due to the weak global economy. See Industry Regulation, below. Part of United’s ability to successfully compete with non-U.S. carriers on international routes is its ability to generate traffic from and to the entire U.S. via its integrated domestic route network. Foreign carriers are currently prohibited by U.S. law from carrying local passengers between two points in the U.S. and United experiences comparable restrictions in many foreign countries. In addition, U.S. carriers are often constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments. To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements that allow these carriers to exchange traffic between each other’s flights and route networks (see Alliances, above, for further details).

Economic Conditions.  Airlines are highly susceptible to negative financial impacts caused by major changes in the global economy that drive sudden severe swings in costs or revenues. During 2008, the combined forces of high fuel prices, extensive competition and a severe global recession drove numerous U.S. and international carriers to file for bankruptcy and, in some cases, to liquidate. While fuel costs have significantly fallen since reaching historic highs in the summer of 2008, overall demand for airline services has decreased, and may decrease further, and the depth of, and recovery from, the global recession continues to be uncertain. As discussed further in Item 1A, Risk Factors, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the current economic conditions have had, and may continue to have, negative impacts on passenger demand, revenues, the level of credit card sales activity and our cargo operations. In response to these economic conditions, United and other carriers in the industry implemented significant reductions in domestic and international capacity, which are expected to continue into 2009.

Insurance.  United carries hull and liability insurance of a type customary in the air transportation industry, in amounts that the Company deems appropriate, covering passenger liability, public liability and damage to United’s aircraft and other physical property. United also maintains other types of insurance such as property, directors and officers, cargo, workers’ compensation, automobile and the like, with limits and deductibles that are standard within the industry. After the September 11, 2001 terrorist attacks, the Company’s insurance premiums increased significantly but have since been reduced reflecting the market’s perception of risk, as well as the Company’s ongoing capacity reductions. Additionally, after September 11, 2001, commercial insurers canceled United’s liability insurance for losses resulting from war and associated perils (terrorism, sabotage, hijacking and other similar events). The U.S. government subsequently agreed to provide commercial war-risk insurance for U.S. based airlines and has renewed this coverage on a periodic basis. The current war-risk policy is effective until March 31, 2009 and covers losses to employees, passengers, third parties and aircraft. The Secretary of Transportation may extend this coverage until May 31, 2009. If the U.S. government does not extend this coverage beyond March 31, 2009, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. See “Increases in insurance costs or reductions in insurance coverage may adversely impact the Company’s operations and financial results” in Item 1A, Risk Factors, below.

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

Airlines also are regulated by the Federal Aviation Administration (“FAA”), a division of the DOT, primarily in the areas of flight operations, maintenance and other safety and technical matters. The FAA has authority to issue air carrier operating certificates and aircraft airworthiness certificates, prescribe maintenance procedures and regulate pilot and other employee training, among other responsibilities. From time to time, the FAA issues rules that require air carriers to take certain actions, such as the inspection or modification of aircraft and other equipment, that may cause the Company to incur substantial, unplanned expenses. The airline industry is also subject to various other federal laws and regulations. The U.S. Department of Homeland Security (“DHS”) has jurisdiction over virtually all aspects of civil aviation security. See Legislation, below. The U.S. Department of Justice (“DOJ”) has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act (“RLA”). The Company is also subject to inquiries by the DOT, FAA and other U.S. and international regulatory bodies.

Airport Access.  Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by United are, or recently have been, subject to government regulation.

Domestic slot restrictions currently apply at Washington Reagan National Airport in Washington D.C., John F. Kennedy Airport and La Guardia Airport, both in New York, and Newark Airport in New Jersey. Slot restrictions at O’Hare ceased to apply as of November 2008. In 2008, the FAA issued new rules related to slots at the three New York City-area airports named above. These rules provide for government confiscation of a portion of slots at each airport from incumbent airlines and establish a process whereby those slots will be auctioned over the course of five years. The confiscation and auction provisions are controversial and are currently the subject of litigation in federal appellate court, in which carriers serving those airports and the Port Authority of New York and New Jersey claim that the FAA lacks legal authority to conduct slot auctions. On December 8, 2008, the federal appellate court in Washington D.C. stayed the auction pending a decision on the challenges to the auction process. It is difficult to predict the outcome of that litigation. If the slot auction provisions remain in effect, United will likely lose a small number of slots at each of the three New York City-area airports, however the exact number is not yet known. It is not yet clear what impact this might have on United’s operations at those airports.

Also in 2008, the DOT finalized amendments to its rates and charges policy that grant new authority to U.S. airports to implement forms of congestion pricing. The Air Transport Association has filed a legal challenge to the amended policy. We are currently unaware of any action by an airport to change pricing based on the new authority. It is difficult to predict whether any given airport might seek to implement this new authority and what impact on revenues or costs a change in airport charges arising from this policy might have on United.

At the end of 2008, the DOT proposed new regulations intended to enhance air passenger protection. If made final as proposed, the new regulations would create new areas of regulation and potentially permit passengers to sue air carriers should the carriers fail to meet certain service performance criteria.

Legislation.  The airline industry is also subject to legislative activity that can have an impact on operations and costs. Specifically, the law that authorizes federal excise taxes and fees assessed on airline tickets expired in September 2007 was extended to February 28, 2008, and extended again until March 31, 2009. Congress is currently attempting to pass comprehensive reauthorization legislation to impose a new funding structure and make other changes to FAA operations. Past aviation reauthorization bills have affected a wide range of areas of interest to the industry, including air traffic control operations, capacity control issues, airline competition issues, aircraft and airport technology requirements, safety issues, taxes, fees and other funding sources. There also exists the possibility that Congress may pass other legislation that could increase labor and operating costs. Legislation is expected to focus on outsourced maintenance, Family and Medical Leave Act changes and other work rules. Climate change legislation, which would regulate green-house gas emissions, is also likely to be a significant area of legislative and regulatory focus and could adversely impact fuel costs. Customer service issues have remained active areas for both Congress and DOT regulators during 2008. In addition to DOT-proposed customer service regulations discussed above, legislation imposing more specific customer service requirements is likely to be approved by Congress in 2009, though what those requirements might be is unclear at this time. The DOT has also proceeded with regulatory changes in this area, including proposals regarding treatment of and payments to passengers involuntarily denied boarding, domestic baggage liability, proposals regarding flight delay reporting requirements and airline scheduling practices. Additionally, since September 11, 2001, aviation security has been and continues to be a subject of frequent legislative and regulatory action, requiring changes to the Company’s security processes and frequently increasing the cost of its security procedures.

International Regulation.

General.  International air transportation is subject to extensive government regulation. In connection with United’s international services, the Company is regulated by both the U.S. government and the governments of the foreign countries United serves. In addition, the availability of international routes to U.S. carriers is regulated by aviation agreements between the U.S. and foreign governments, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments.

Airport Access.  Historically, access to foreign markets has been tightly controlled through bilateral agreements between the U.S. and each foreign country involved. These agreements regulate the markets served, the number of carriers allowed to serve each market and the frequency of carriers’ flights. Since the early 1990s, the U.S. has pursued a policy of “open skies” (meaning all carriers have access to the destination), under which the U.S. government has negotiated a number of bilateral agreements allowing unrestricted access between U.S. and foreign markets. Additionally, all of the airports that United serves in Europe and Asia maintain slot controls, and many of these are restrictive due to congestion at these airports. London Heathrow, Frankfurt and Tokyo Narita are among the most restrictive due to capacity limitations. United has significant operations at these locations.

United’s ability to serve some foreign markets and expand into certain others is limited by the absence altogether of aviation agreements between the U.S. government and the relevant governments. Shifts in U.S. or foreign government aviation policies can lead to the alteration or termination of air service agreements. Depending on the nature of any such change, the value of United’s international route authorities and slot rights may be materially enhanced or diminished.

The U.S./EU open skies agreement became effective in March 2008. This agreement replaced the bilateral arrangements between the U.S. government and the 27 EU member states. Based on the U.S. open skies model, it provides U.S. and EU carriers with expansive rights that have increased competition in transatlantic markets. For example, U.S. and EU carriers now have the right to operate between any point in the U.S. and the EU. The Agreement has no direct impact on airport slot rights nor does it provide for a reallocation of existing slots, including those at London Heathrow. London Heathrow currently remains subject to both slot and facility constraints.

The agreement provides United with additional commercial opportunities since it triggered the effectiveness of United’s anti-trust immunity with British carrier bmi, creating the potential for increased cooperation between the two carriers in the transatlantic market. The DOT had previously conditioned the carriers’ immunity upon the entry into force of an open skies agreement with the U.K. and the U.S./EU agreement satisfies this condition. Because of the diverse nature of potential impacts on United’s business, however, the overall future impact of the U.S./EU agreement on United’s business cannot be predicted with certainty.

Also in 2008, the EU adopted interpretive guidance and legislation that will impact the Company. The Commission has officially sanctioned secondary slot trading, a current practice among carriers that involves the sale, purchase or lease of slots. This action resolves disputes about the legality of slot exchanges at EU airports including Heathrow. In addition, the EU has adopted legislation to include aviation within the EU’s existing greenhouse gas emissions trading scheme effective in 2012. There are significant questions that remain as to the legality of applying the scheme to non-EU airlines and the U.S. and other governments are considering filing a legal challenge to the EU’s unilateral inclusion of non-EU carriers. While such a measure could significantly increase the costs of carriers operating in the EU, the precise cost to United is difficult to calculate with certainty due to a number of variables, and it is not clear whether the scheme will withstand legal challenge.

Environmental Regulation.

The airline industry is subject to increasingly stringent federal, state, local and foreign environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water and the management of hazardous substances, oils and waste materials. New regulations surrounding the emission of greenhouse gases (such as carbon dioxide) are being considered for promulgation both internationally and within the United States. United is carefully evaluating the potential impact of such proposed regulations. Other areas of developing regulations include the State of California rule-makings regarding air emissions from ground support equipment and a federal rule-making concerning the discharge of deicing fluid. The airline industry is also subject to other environmental laws and regulations, including those that require the Company to remediate soil or groundwater to meet certain objectives. Compliance with all environmental laws and regulations can require significant expenditures. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as “Superfund,” and similar environmental cleanup laws, generators of waste materials and owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. The Company also conducts voluntary environmental assessment and remediation actions. Environmental cleanup obligations can arise from, among other circumstances, the operation of aircraft fueling facilities and primarily involve airport sites. Future costs associated with these activities are currently not expected to have a material adverse affect on the Company’s business.

Employees

As of December 31, 2008, the Company and its subsidiaries had approximately 50,000 active employees, of whom approximately 83% were represented by various U.S. labor organizations. The employee groups, number of employees and labor organization for each of United’s collective bargaining groups were as follows:

	Number of		Contract Open
Employee Group	Employees	Union(a)	for Amendment
Public Contact/Ramp & Stores/Food Service Employees/Security Officers/Maintenance
Instructors/Fleet Technical Instructors	15,801	IAM	January 1, 2010
Flight Attendants	13,238	AFA	January 8, 2010
Pilots	6,366	ALPA	January 1, 2010
Mechanics & Related	5,240	Teamsters(b)	January 1, 2010
Engineers	220	IFPTE	January 1, 2010
Dispatchers	173	PAFCA	January 1, 2010

(a)	International Association of Machinists and Aerospace Workers (“IAM”), Association of Flight Attendants—Communication Workers of America (“AFA”), Air Line Pilots Association (“ALPA”), International Brotherhood of Teamsters (“Teamsters”), International Federation of Professional and Technical Engineers (“IFPTE”) and Professional Airline Flight Control Association (“PAFCA”).

(b)	During 2008, United’s mechanics and related employees elected to change their union representation from the Aircraft Mechanics Fraternal Association to the Teamsters. The Teamsters assumed the existing collective bargaining agreement between United and this employee group on April 1, 2008.

Collective bargaining agreements are negotiated under the RLA, which governs labor relations in the air transportation industry, and such agreements typically do not contain an expiration date. Instead, they specify an amendable date, upon which the contract is considered “open for amendment.” Contracts remain in effect while new agreements are negotiated. During the negotiation period, both the Company and the negotiating union are required to maintain the status quo. The Company plans to begin negotiations with its labor groups in 2009.

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

Risks Related to the Company’s Business

The Company may be unable to continue to comply with certain covenants in its Amended Credit Facility and other agreements which, if not complied with, could accelerate repayment of the Amended Credit Facility and similarly impact the Company’s obligations under certain other agreements, thereby materially and adversely affecting the Company’s liquidity.

In February 2007, the Company entered into an Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement dated as of February 2, 2007 with JPMorgan Chase Bank, N.A, Citicorp USA, Inc., J.P. Morgan Securities Inc., Citigroup Global Markets, Inc. and Credit Suisse Securities (USA) LLC (the “Amended Credit Facility”) after prepaying $972 million of its then outstanding credit facility debt. The Amended Credit Facility requires compliance with certain covenants, which were further amended in May 2008. A summary of the current financial covenants includes the following:

The Company must maintain a ratio of EBITDAR to the sum of the following fixed charges for such period: (a) cash interest expense and (b) cash aircraft operating rental expense. EBITDAR represents earnings before interest expense net of interest income, income taxes, depreciation, amortization, aircraft rent and certain cash and non-cash charges as further defined by the Amended Credit Facility. The other adjustments to EBITDAR include items such as foreign currency transaction gains or losses, increases or decreases in our deferred revenue obligation, share-based compensation expense, non-recurring or unusual losses, any non-cash non-recurring charge or non-cash restructuring charge, a limited amount of cash restructuring charges, certain cash transaction costs incurred with financing activities and the cumulative effect of a change in accounting principle. The requirement to meet this ratio was suspended for the four quarters beginning with the second quarter of 2008 and ending with the first quarter of 2009, but such requirement resumes beginning in the second quarter of 2009. The required ratio for the periods ended June 30, 2009, September 30, 2009 and December 31, 2009 shall be computed based on three months ended June 30, 2009, the six months ended September 30, 2009 and the nine months ended December 31, 2009, respectively; and, the required ratio in subsequent quarters shall be computed based on the twelve months preceding each quarter-end. The Company must also maintain a minimum unrestricted cash balance of $1.0 billion at any time.

Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility. Additionally, the Amended Credit Facility contains a cross-default provision with respect to other credit arrangements that exceed $50 million. Although the Company was in compliance with all required financial covenants as of December 31, 2008, and the Company is not required to comply with a fixed charge coverage ratio until the three month period ending June 30, 2009, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its Amended Credit Facility covenants. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company’s ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

The Company may be unable to continue to comply with certain covenants in agreements with financial institutions that process customer credit card transactions which, if not complied with, could materially and adversely affect the Company’s liquidity.

The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company’s card processing agreements, the financial institutions either require, or have the right to require, that United maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation (referred to as “relevant advance ticket sales”). As of December 31, 2008, the Company had advance ticket sales of approximately $1.5 billion of which approximately $1.3 billion relates to credit card sales.

In November 2008, United entered into an amendment for its card processing agreement with Paymentech and JPMorgan Chase Bank (the “Amendment”) that suspends until January 20, 2010 the requirement for United to maintain additional cash reserves with this processor of bank cards (above the current cash reserve of $25 million at December 31, 2008) if United’s month-end balance of unrestricted cash, cash equivalents and short-term investments falls below $2.5 billion. In exchange for this benefit, United has granted the processor a security interest in certain of United’s owned aircraft with a current appraised value of at least $800 million. United also has agreed that such security interest collateralizes not only United’s obligations under the processing agreement, but also United’s obligations under United’s Amended and Restated Co-Branded Card Marketing Services Agreement. United has an option to terminate the Amendment prior to January 20, 2010, in which event the parties’ prior credit card processing reserve arrangements under the processing agreement will go back into effect.

After January 20, 2010, or in the event United terminates the Amendment, and in addition to certain other risk protections provided to the processor, the amount of any such reserve will be determined based on the amount of unrestricted cash held by the Company as defined under the Amended Credit Facility. If the Company’s unrestricted cash balance is more than $2.5 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if the Company’s unrestricted cash is less than $2.5 billion, its required reserve will increase to a percentage of relevant advance ticket sales as summarized in the following table:

Required % of
Total Unrestricted Cash Balance(a)	Relevant Advance Ticket Sales

Less than $2.5 billion	15%
Less than $2.0 billion	25%
Less than $1.0 billion	50%

(a)	Includes unrestricted cash, cash equivalents and short-term investments at month-end, including certain cash amounts already held in reserve, as defined by the agreement.

If the November 2008 Amendment had not been in effect as of December 31, 2008, the Company would have been required to post an additional $132 million of reserves based on an actual unrestricted cash, cash equivalents and short-term investments balance of between $2.0 billion and $2.5 billion at December 31, 2008.

United’s card processing agreement with American Express expired on February 28, 2009 and was replaced by a new agreement on March 1, 2009 which has an initial five year term. As of December 31, 2008, there were no required reserves under this card agreement, and no reserves were required up through the date of expiration.

Under the new agreement, in addition to certain other risk protections provided to American Express, the Company will be required to provide reserves based primarily on its unrestricted cash balance and net current exposure as of any calendar month-end measurement date, as summarized in the following table:

Required % of
Total Unrestricted Cash Balance(a)	Net Current Exposure(b)

Less than $2.4 billion	15%
Less than $2.0 billion	25%
Less than $1.35 billion	50%
Less than $1.2 billion	100%

(a)	Includes unrestricted cash, cash equivalents and short-term investments at month-end, including certain cash amounts already held in reserve, as defined by the agreement.

(b)	Net current exposure equals relevant advance ticket sales less certain exclusions, and as adjusted for specified amounts payable between United and the processor, as further defined by the agreement.

The new agreement permits the Company to provide certain replacement collateral in lieu of cash collateral, as long as the Company’s unrestricted cash is above $1.35 billion. Such replacement collateral may be pledged for any amount of the required reserve up to the full amount thereof, with the stated value of such collateral determined according to the agreement. Replacement collateral may be comprised of aircraft, slots and routes, real estate or other collateral as agreed between the parties.

In the near term, the Company will not be required to post reserves under the new American Express agreement as long as unrestricted cash as measured at each month-end, and as defined in the agreement, is equal to or above $2.0 billion.

If the terms of the new agreement had been in place at December 31, 2008, and ignoring the near term protection in the preceding sentence, the Company would have been required to provide collateral of approximately $40 million.

An increase in the future reserve requirements as provided by the terms of either or both the Company’s material card processing agreements could materially reduce the Company’s liquidity.

The Company may not be able to maintain adequate liquidity.

While the Company’s cash flows from operations and its available capital have been sufficient to meet its current operating expenses, lease obligations and debt service requirements to date, the Company’s future liquidity could be negatively impacted by many factors including, but not limited to, substantial volatility in the price of fuel, declines in passenger and cargo demand associated with the weak global economy and deterioration of global financial systems. During 2008, particularly in the fourth quarter, the Company experienced weaker demand for its services due to the current economic conditions. Decreases in passenger and cargo demand resulting from a weak global economy have resulted in both lower passenger volumes and lower ticket fares, which have adversely impacted our liquidity and are expected to adversely impact our results of operations and liquidity in 2009. In addition, the Company’s 2008 and planned 2009 capacity cuts may not be sufficient to address lower demand from a weak global economy. See “Economic and industry conditions constantly change and continued or worsening negative economic conditions in the United States and elsewhere may have a material adverse effect on our business and results of operations,” below, for further discussion of the adverse impacts of a weak economy on our operations.

In 2008, fuel price changes had a more significant impact on liquidity than changes in demand for the Company’s products and services. For example, the crude oil spot price rose to a record high of approximately $145 per barrel in July 2008. The Company’s consolidated fuel cost, including the impact of fuel hedges, increased by more than $3.1 billion for the full year of 2008 as compared to 2007 primarily due to increased fuel prices, resulting in a significant negative impact on liquidity. Furthermore, fuel prices continue to be extremely volatile which may negatively impact the Company’s liquidity. Additionally, the Company’s fuel hedges require that it post cash collateral with applicable counterparties if crude oil prices change by specified amounts. The Company provided cash collateral of

$965 million to its fuel derivative counterparties as of December 31, 2008, which decreased to $780 million as of January 19, 2009 primarily due to the settlement of December 2008 contracts. For more information on our aircraft fuel hedges, see Note 13, “Fair Value Measurements and Derivative Instruments,” in Combined Notes to Consolidated Financial Statements and Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

The Company’s current plans to address increased fuel prices and the weak global economy may not be successful in improving its results of operations and liquidity. In addition, the implementation of certain of these plans require the use of cash for such items as severance payments, lease termination fees, conversion of Ted aircraft and facility closure costs, among others. These cash requirements reduce the Company’s cash available for its ongoing operations. In addition, the economic downturn may have an adverse impact on travel demand, which may result in a negative impact on revenues and liquidity.

As described above, the Company is required to comply with certain financial covenants under its Amended Credit Facility and certain of its credit card processing agreements. The factors noted above, among other things, may impair the Company’s ability to comply with these covenants or could allow certain of our credit card processors to increase the required reserves on our advance ticket sales, which could have an adverse impact on the Company’s financial position and liquidity, depending on its ability to obtain a waiver of, or otherwise mitigate, the impact of the default. If a default occurs under our Amended Credit Facility, the cost to cure any such default may adversely impact our financial position and liquidity.

Our level of indebtedness, our non-investment grade credit rating and the current unfavorable credit market conditions may make it difficult for us to raise capital to meet liquidity needs and may increase our cost of borrowing. A higher cost of capital could negatively impact our results of operations, financial position and liquidity.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Company’s liquidity.

Economic and industry conditions constantly change and continued or worsening negative economic conditions in the United States and elsewhere may have a material adverse effect on our business and results of operations.

Our business and results of operations are significantly impacted by general economic and industry conditions. Industry-wide passenger air travel varies from year to year. Robust demand for our air transportation services depends largely on favorable general economic conditions, including the strength of the global and local economies, low unemployment levels, strong consumer confidence levels and the availability of consumer and business credit. For leisure travelers, air transportation is often a discretionary purchase that those consumers can eliminate from their spending in difficult economic times. In addition, during periods of poor economic conditions, businesses usually reduce the volume of their business travel, either due to cost-savings initiatives or as a result of decreased business activity requiring travel. The overall demand for air transportation in the U.S. has been negatively impacted by adverse changes and continued deterioration in the health of the U.S. and global economies which negatively impacted our results of operations for the year ended December 31, 2008, and could continue to have a significant negative impact on our future results of operations for an extended period of time. Since the end of 2008, the outlook for key economic indicators has deteriorated and credit card activity and advance bookings have not been as strong as in the prior year. These factors are expected to negatively impact the Company’s 2009 passenger and cargo revenues. In addition, decreases in cargo revenues due to lower demand have a disproportionate impact on our operating results as our cargo revenues generally have higher margins as compared to our passenger revenues. Continuation or worsening of the current global recession may lead the Company and other carriers to further reduce domestic or international capacity and may have a material adverse effect on the Company’s revenues, results of operations and liquidity.

Continued periods of historically high fuel costs or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company’s operating results.

The Company’s operating results have been, and continue to be, significantly impacted by changes in the supply or price of aircraft fuel, both of which are impossible to predict. The record-high fuel prices each year from 2005 through 2007 increased in 2008 to new record highs with the crude oil spot price reaching highs of approximately $145 per barrel in July of 2008. At times, United has not been able to increase its fares when fuel prices have risen due to the highly competitive nature of the airline industry, and it may not be able to do so in the future and such increases may not be sustainable in the highly competitive environment. In addition, fare increases may not totally offset the fuel price increase and may also reduce demand for air travel. From time to time, the Company enters into hedging arrangements to protect against rising fuel costs. The Company’s hedging programs may use significant amounts of cash due to posting of cash collateral in some circumstances, may not be successful in controlling fuel costs and may be limited due to market conditions and other factors. See Note 13, “Fair Value Measurements and Derivative Instruments,” in Combined Notes to Consolidated Financial Statements for additional information on the Company’s hedging programs.

Additional terrorist attacks or the fear of such attacks, even if not made directly on the airline industry, could negatively affect the Company and the airline industry.

The terrorist attacks of September 11, 2001 involving commercial aircraft severely and adversely impacted the Company’s financial condition and results of operations, as well as prospects for the airline industry generally. Among the effects experienced from the September 11, 2001 terrorist attacks were substantial flight disruption costs caused by the FAA-imposed temporary grounding of the U.S. airline industry’s fleet, significantly increased security costs and associated passenger inconvenience, increased insurance costs, substantially higher ticket refunds and significantly decreased traffic and revenue per revenue passenger mile (“yield”).

Additional terrorist attacks, even if not made directly on the airline industry, or the fear of or the precautions taken in anticipation of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights) could materially and adversely affect the Company and the airline industry. The wars in Iraq and Afghanistan and additional international hostilities, including heightened terrorist activity, could also have a material adverse impact on the Company’s financial condition, liquidity and results of operations. The Company’s financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or other international hostilities involving the United States or U.S. interests.

The airline industry is highly competitive, susceptible to price discounting and may undergo further bankruptcy restructuring or industry consolidation.

The U.S. airline industry is characterized by substantial price competition, especially in domestic markets. Some of our competitors have substantially greater financial resources or lower-cost structures than United does, or both. In recent years, the market share held by low-cost carriers has increased significantly. Large network carriers, like United, have often had a lack of pricing power within domestic markets.

During 2008, Aloha Airlines, ATA Airlines, Eos Airlines, Inc., Frontier Airlines and Skybus Airlines all filed for bankruptcy protection. Other domestic and international carriers could restructure in bankruptcy or threaten to do so to reduce their costs. Carriers operating under bankruptcy protection can operate in a manner that could be adverse to the Company and could emerge from bankruptcy as more vigorous competitors.

During 2008, the U.S. airline industry underwent consolidation with the merger of Delta Airlines, Inc. and Northwest Airlines. There is ongoing speculation that further airline industry consolidation could occur in the future. United routinely monitors changes in the competitive landscape and engages in analysis and discussions regarding its strategic position, including alliances, asset acquisitions and divestitures and business combinations. In 2008, the Company announced its agreement to form a strategic alliance with Continental Airlines. This alliance may not realize all of the benefits of a merger. The Company may have future discussions with other airlines regarding mergers and/or other strategic alternatives. If other airlines participate in merger activity, and United does not, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of United.

In addition, United and certain of its competitors announced significant capacity reductions during 2008. The Company may not achieve necessary increases in unit revenue from the announced capacity reductions and unit costs may be adversely impacted by capacity reductions. Further, certain of the Company’s competitors may not reduce capacity or may increase capacity, thereby diminishing our expected benefit from capacity reductions. The poor economic environment may have an adverse impact on travel demand, which may result in a negative impact on revenues.

Additional security requirements may increase the Company’s costs and decrease its revenues and traffic.

Since September 11, 2001, the DHS and the Transportation Security Administration have implemented numerous security measures that affect airline operations and costs and are likely to implement additional measures in the future. In addition, foreign governments have also instituted additional security measures at foreign airports United serves. A substantial portion of the costs of these security measures is borne by the airlines and their passengers, increasing the Company’s costs and/or reducing its revenue and traffic. Additional measures taken to enhance either passenger or cargo security procedures and/or to recover associated costs in the future may result in similar adverse effects on United’s results of operations.

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

In addition, access to landing and take-off rights or “slots” at several major U.S. airports and many foreign airports served by United are, or recently have been, subject to government regulation. As passenger travel has continued to increase in recent years, many U.S. and foreign airports have become increasingly congested. Certain of United’s major hubs are among the more congested airports in the U.S. and have been or could be the subject of regulatory action that might limit the number of flights and/or increase costs of operations at certain times or throughout the day.

In addition, the Company’s operations may be adversely impacted due to the existing outdated air traffic control (“ATC”) system utilized by the U.S. government. During peak travel periods in certain markets the current ATC system’s inability to handle existing travel demand has led to short-term capacity constraints imposed by government agencies, as discussed above, and has also resulted in delays and disruptions of traffic using the ATC system. In addition, the current system will not be able to effectively handle projected future air traffic growth. Therefore, imposition of these ATC constraints on a long-term basis may have a material adverse effect on our results of operations. Failure to update the ATC system in a timely manner, and the substantial funding requirements of a modernized ATC system that may be imposed on carriers like United, may have an adverse impact on the Company’s financial condition or results of operations.

Many aspects of United’s operations are also subject to increasingly stringent federal, state and local laws protecting the environment. Future environmental regulatory developments, such as in regard to climate change, in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. There are a few climate change laws and regulations that have gone into effect that apply to United, including environmental taxes for certain international flights, some limited greenhouse gas reporting requirements and some land-based planning laws which could apply to airports and ultimately impact airlines depending upon the circumstances. In addition, the EU has adopted legislation to include aviation within the EU’s existing greenhouse gas emission trading scheme effective in 2012. There are significant questions that remain as to the legality of applying the scheme to non-EU airlines and the U.S. and other governments are considering filing a legal challenge to the EU’s unilateral inclusion of non-EU carriers. While such a measure could significantly increase the costs of carriers operating in the EU, the precise cost to United is difficult to calculate with certainty due to a number of variables, and it is not clear whether the scheme will withstand legal challenge. There may be future regulatory actions taken by the U.S. government, state governments within the U.S., foreign governments, the International Civil Aviation Organization, or through a new climate change treaty to regulate the emission of greenhouse gases by the aviation industry. Such future regulatory actions are uncertain at this time (in terms of either the regulatory requirements or their applicability to United), but the impact to the Company and its industry would likely be adverse and could be significant including the potential for increased fuel costs, carbon taxes or fees or a requirement to purchase carbon credits.

The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be made available. United currently operates on a number of international routes under government arrangements that limit the number of carriers, capacity, or the number of carriers allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on the Company’s financial position and results of operations and could result in the impairment of material amounts of related tangible and intangible assets.

Certain aspects of United’s proposed cooperation with Continental through broad revenue and codesharing and other commercial cooperation and Continental’s entry into the Star Alliance is subject to receipt of certain regulatory and other approvals and the termination of certain contractual relationships, including Continental’s existing agreements with SkyTeam members that restrict its participation in another global alliance. The parties may not be successful in obtaining regulatory approval or the timing for termination of existing contractual relationships may be delayed.

The Company’s plans to enter into or expand antitrust immunized joint ventures for various international regions, involving Continental, United and other members of the Star Alliance are subject to receipt of approvals from applicable national authorities or otherwise satisfying applicable regulatory requirements, and there can be no assurances that such approvals will be granted or applicable regulatory requirements will be satisfied. Other air carriers are also seeking to initiate or expand antitrust immunity for joint ventures which, if approved, could adversely affect the Company’s financial position and results of operations.

Further, the Company’s operations in foreign countries are subject to a variety of laws and regulations in those countries. The Company cannot provide any assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect its financial condition or results of operations.

The Company’s results of operations fluctuate due to seasonality and other factors associated with the airline industry.

Due to greater demand for air travel during the summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year. The Company’s results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal including, among others, the imposition of excise and similar taxes, extreme or severe weather, air traffic control congestion, changes in the competitive environment due to industry consolidation and other factors and general economic conditions. As a result, the Company’s quarterly operating results are not necessarily indicative of operating results for an entire year and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

The Company may never realize the full value of its intangible assets or our long-lived assets causing it to record impairments that may negatively affect its results of operations.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), the Company is required to test certain of its intangible assets for impairment on an annual basis on October 1 of each year, or more frequently if conditions indicate that an impairment may have occurred. In addition, the Company is required to test certain of its tangible assets for impairment if conditions indicate that an impairment may have occurred.

During the second quarter of 2008, the Company performed an interim impairment test of its goodwill, all indefinite-lived intangible assets and certain of its long-lived assets (principally aircraft and related spare engines and spare parts) due to events and changes in circumstances that indicated an impairment might have occurred. Factors deemed by management to have collectively constituted a potential impairment triggering event included record high fuel prices, significant losses in 2008, a softening U.S. economy, analyst downgrade of UAL common stock, rating agency changes in outlook for the Company’s debt instruments from stable to negative, the announcement in 2008 of the planned removal from UAL’s fleet of 100 aircraft and a significant decrease in the fair value of the Company’s outstanding equity and debt securities during 2008, including a decline in UAL’s market capitalization to significantly below book value.

During the fourth quarter of 2008, the Company performed its annual impairment test of intangible assets and determined that no additional impairment had occurred. In addition, due to certain conditions similar to those which triggered the second quarter 2008 impairment testing, in the fourth quarter of 2008, the Company tested its B737 and B747 aircraft for additional impairment during the fourth quarter, including evaluating the fair value of those aircraft already removed from service, which resulted in additional impairment charges being recorded in the fourth quarter.

As a result of the impairment testing performed in the second and fourth quarters of 2008, the Company recorded goodwill and tangible and intangible asset impairment charges totaling approximately $2.6 billion during 2008. The Company determined that goodwill was completely impaired. However, the Company still has book values at December 31, 2008 of approximately $10.3 billion of operating property and equipment and $2.7 billion of intangible assets that could be subject to future impairment charges. We may be required to recognize additional impairments in the future due to, among other factors, extreme fuel price volatility, tight credit markets, a decline in the fair value of certain tangible or intangible assets, unfavorable trends in historical or forecasted operating or cash flow losses and the uncertain economic environment, as well as other uncertainties. The Company can provide no assurance that a material impairment charge of tangible or intangible assets will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in the market for these aircraft. Such changes could result in a greater supply and lower demand for certain aircraft types as other carriers are also grounding aircraft. An impairment charge could have a material adverse effect on the Company’s financial position and results of operations in the period of recognition.

The Company’s initiatives to improve the delivery of its products and services to its customers, reduce costs, increase its revenues and increase shareholder value, including the operational plans recently initiated by the Company, may not be adequate or successful.

The Company continues to identify and implement improvement programs to enhance the delivery of its products and services to its customers, reduce its costs and increase its revenues. In response to the unprecedented increase in fuel prices during 2008 and the weakening U.S. and global economies, the Company began implementing certain operational plans. The Company’s efforts are focused on cost savings in areas such as telecommunications, airport services, catering, maintenance materials, aircraft ground handling and regional affiliates expenses, among others. In addition, the Company is significantly reducing mainline domestic and consolidated capacity and is removing 100 aircraft from its mainline fleet, including its entire B737 fleet of 94 aircraft and six B747 aircraft. United is also eliminating its Ted product and reconfiguring that fleet’s 56 A320s to include United First class seats. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Company’s capacity reductions. The Company will continue to review the deployment of all of our aircraft in various markets and the overall composition of our fleet to ensure that we are using our assets appropriately to provide the best available return. In connection with the capacity reductions, the Company is further streamlining its operations and corporate functions in order to match the size of its workforce to the size of its operations. The Company currently estimates a reduction of approximately 9,000 positions during 2008 and 2009, through a combination of furloughs and furlough-mitigation plans, such as early-out options. There can be no assurance that the Company’s initiatives to reduce costs and increase revenues will be successful.

The Company is taking additional actions beyond the operational plans discussed above, including increased cost reductions, new revenue sources and other actions. Certain of the Company’s plans to improve its performance require the use of significant cash for such items as severance payments, lease termination fees, conversion of Ted aircraft and facility closure costs, among others. The Company is also reviewing strategic alternatives to maximize the value of its assets and its businesses, which may include a possible sale of all, or part of, these assets or operations. There can be no assurance that any transactions with respect to these assets or operations will occur, nor are there any assurances with respect to the form or timing of any such transactions or their actual effect on shareholder value. A number of the Company’s ongoing initiatives involve significant changes to the Company’s business that it may be unable to implement successfully. In addition, revenue and other initiatives may not be successful due to the competitive landscape of the industry and the reaction of our competitors to certain of our initiatives. The adequacy and ultimate success of the Company’s programs and initiatives to improve the delivery of its products and services to its customers, reduce its costs and increase both its revenues and shareholder value cannot be assured.

Union disputes, employee strikes and other labor-related disruptions may adversely affect the Company’s operations and impair its financial performance.

Approximately 83% of the employees of UAL are represented for collective bargaining purposes by U.S. labor unions. These employees are organized into six labor groups represented by six different unions.

Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, a carrier must maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (“NMB”). This process continues until either the parties have reached agreement on a new collective bargaining agreement or the parties are released to “self-help” by the NMB. Although in most circumstances the RLA prohibits strikes, shortly after release by the NMB, carriers and unions are free to engage in self-help measures such as strikes and lock-outs. All six of the

Company’s U.S. labor agreements become amendable in January 2010, with negotiations between the Company and the labor unions scheduled to commence during 2009. The Company can provide no assurance that a successful or timely resolution of labor negotiations for all amendable agreements will be achieved. There is also a risk that dissatisfied employees, either with or without union involvement, could engage in illegal slow-downs, work stoppages, partial work stoppages, sick-outs or other actions short of a full strike that could individually or collectively harm the operation of the airline and materially impair its financial performance.

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

The Company has a significant amount of financial leverage from fixed obligations, including its amended credit facility, aircraft lease and debt financings, leases of airport property and other facilities, and other material cash obligations. In addition, as of December 31, 2008, the Company had pledged a substantial amount of its assets as collateral to secure its various fixed obligations. The Company’s high level of fixed obligations, a downgrade in the Company’s credit ratings or poor credit market conditions could impair its ability to obtain additional financing, if needed, and reduce its flexibility to conduct its business. Certain of the Company’s existing indebtedness also requires it to meet covenants and financial tests to maintain ongoing access to those borrowings. See Note 12, “Debt Obligations and Card Processing Agreements,” in Combined Notes to Consolidated Financial Statements for further details related to the Company’s credit agreements and assets pledged as collateral. A failure to timely pay its debts or other material uncured breach of its contractual obligations could result in a variety of adverse consequences, including the acceleration of the Company’s indebtedness, the withholding of credit card sale proceeds by its credit card service providers and the exercise of other remedies by its creditors and equipment lessors that could result in material adverse effects on the Company’s operations and financial condition. In such a situation, it is unlikely that the Company would be able to fulfill its obligations to repay the accelerated indebtedness, make required lease payments, or otherwise cover its fixed costs.

The Company’s net operating loss carry forward may be limited or possibly eliminated.

As of December 31, 2008, the Company had a net operating loss (“NOL”) carry forward tax benefit of approximately $2.6 billion for federal and state income tax purposes that primarily originated before UAL’s emergence from bankruptcy and will expire over a five to twenty year period. This tax benefit is mostly attributable to federal pre-tax NOL carry forwards of $7.0 billion. If the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code, under certain conditions, its annual federal NOL utilization could be limited to an amount equal to its market capitalization at the time of the ownership change multiplied by the federal long-term tax exempt rate. A change of ownership under Section 382 of the Internal Revenue Code is defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning 5% or more of the Company’s common stock over a three year rolling period.

To reduce the risk of a potential adverse effect on the Company’s ability to utilize its NOL carry forward for federal income tax purposes, UAL’s restated certificate of incorporation contains a “5% Ownership Limitation,” applicable to all stockholders except the Pension Benefit Guaranty Corporation (“PBGC”). The 5% Ownership Limitation remains effective until February 1, 2011. The 5% Ownership Limitation prohibits (i) the acquisition by a single stockholder of shares representing 5% or more of the common stock of UAL Corporation and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL Corporation’s common stock, unless prior written approval is granted by the UAL Board of Directors. The percentage ownership of a single stockholder can be computed by dividing the number of shares of common stock held by the stockholder by the sum of the shares of common stock issued and outstanding plus the number of shares of common stock still held in reserve for payment to unsecured creditors under the Plan of Reorganization. For additional information regarding the 5% Ownership Limitation, please refer to UAL’s restated certificate available on its website.

While the purpose of these transfer restrictions is to prevent a change of ownership from occurring within the meaning of Section 382 of the Internal Revenue Code (which ownership change might materially and adversely affect the Company’s ability to utilize its NOL carry forward or other tax attributes), no assurance can be given that such an ownership change will not occur, in which case the availability of the Company’s substantial NOL carry forward and other federal income tax attributes might be significantly limited or possibly eliminated. Any transfers of common stock that are made in violation of the restrictions set forth above will be void and, pursuant to UAL’s restated certificate of incorporation, will be treated as if such transfer never occurred. This provision may prevent a sale of common stock by a stockholder or adversely affect the price at which a stockholder can sell common stock and consequently make it more difficult for a stockholder to sell shares of common stock. In addition, this limitation may have the effect of delaying or preventing a change in control of UAL, creating a perception that a change in control cannot occur or otherwise discouraging takeover attempts that some stockholders may consider beneficial, which could also adversely affect the prevailing market price of the common stock. UAL cannot predict the effect that this provision in the UAL restated certificate of incorporation may have on the market price of the common stock.

The Company is subject to economic and political instability and other risks of doing business globally.

The Company is a global business with operations outside of the United States from which it derives approximately one-third of its operating revenues, as measured and reported to the DOT. The Company’s operations in Asia, Latin America, the Middle East and Europe are a vital part of its worldwide airline network. Volatile economic, political and market conditions in these international regions may have a negative impact on the Company’s operating results and its ability to achieve its business objectives. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies, and the imposition of exchange controls or other currency restrictions, may have a material adverse impact upon the Company’s liquidity, revenues, costs and operating results.

The Company could be adversely affected by an outbreak of a disease that affects travel behavior.

An outbreak of a disease that affects travel demand or travel behavior, such as Severe Acute Respiratory Syndrome (“SARS”) or avian flu, or other illness, could have a material adverse impact on the Company’s business, financial condition and results of operations.

Certain provisions of UAL’s Governance Documents could discourage or delay changes of control or changes to the Board of Directors of UAL.

Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of UAL (the “Governance Documents”) may make it difficult for stockholders to change the composition of UAL’s Board of Directors and may discourage takeover attempts that some of its stockholders may consider beneficial.

Certain provisions of the Governance Documents may have the effect of delaying or preventing changes in control if UAL’s Board of Directors determines that such changes in control are not in the best interests of UAL and its stockholders.

These provisions of the Governance Documents are not intended to prevent a takeover, but are intended to protect and maximize the value of UAL’s stockholders’ interests. While these provisions have the effect of encouraging persons seeking to acquire control of UAL to negotiate with the UAL Board of Directors, they could enable the Board of Directors to prevent a transaction that some, or a majority, of its stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.

The issuance of UAL’s contingent senior unsecured notes could adversely impact results of operations, liquidity and financial position and could cause dilution to the interests of its existing stockholders.

In connection with the Company’s emergence from Chapter 11 bankruptcy protection, UAL is obligated under an indenture to issue to the PBGC 8% senior unsecured notes with an aggregate principal amount of up to $500 million in up to eight equal tranches of $62.5 million (with no more than one tranche issued as a result of each issuance trigger event) upon the occurrence of certain financial triggering events. An issuance trigger event occurs when the Company’s EBITDAR (as defined in the indenture) exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year, beginning with the fiscal year ending December 31, 2009 and ending with the fiscal year ending December 31, 2017. However, if the issuance of a tranche would cause a default under any other securities then existing, UAL may satisfy its obligations with respect to such tranche by issuing UAL common stock having a market value equal to $62.5 million. The issuance of these notes could adversely impact the Company’s results of operations because of increased interest expense related to the notes and adversely impact its financial position or liquidity due to increased cash required to meet interest and principal payments. If common stock is issued in lieu of debt, this could cause additional dilution to existing UAL stockholders. See Risks Related to UAL’s Common Stock, below, for additional information regarding other risks related to our common stock.

Risks Related to UAL’s Common Stock

The issuance of additional shares of UAL’s common stock, including upon conversion of its convertible notes, could cause dilution to the interests of its existing stockholders.

In connection with the Company’s emergence from Chapter 11 bankruptcy protection, UAL issued approximately $150 million in convertible 5% notes and subsequently issued approximately $726 million in convertible 4.5% notes on July 25, 2006. Holders of these securities may convert them into shares of UAL’s common stock according to their terms. See Note 12, “Debt Obligations and Card Processing Agreements,” in Combined Notes to Consolidated Financial Statements for further information regarding these instruments.

UAL’s certificate of incorporation authorizes up to one billion shares of common stock. In certain circumstances, UAL can issue shares of common stock without stockholder approval. In the fourth quarter of 2008, the UAL Board of Directors approved the issuance of $200 million of common stock as part of an ongoing equity offering by the Company. UAL issued 11.2 million shares of common stock during 2008 and 4.0 million shares during 2009, resulting in gross proceeds of $172 million, and may issue additional shares during 2009 until it reaches $200 million in proceeds. In addition, the UAL Board of Directors is authorized to issue up to 250 million shares of preferred stock without any action on the part of UAL’s stockholders. The UAL Board of Directors also has the power, without stockholder approval, to set the terms of any series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over UAL’s common stock with respect to dividends or if UAL liquidates, dissolves or winds up its business and other terms. If UAL issues preferred stock in the future that has a preference over its common stock with respect to the payment of dividends or upon its liquidation, dissolution or winding up, or if UAL issues preferred stock with voting rights that dilute the voting power of its common stock, the rights of holders of its common stock or the market price of its common stock could be adversely affected. UAL is also authorized to issue, without stockholder approval, other securities convertible into either preferred stock or, in certain circumstances, common stock. In the future UAL may decide to raise additional capital through offerings of its common stock, securities convertible into its common stock, or rights to acquire these securities or its common stock. The issuance of additional shares of common stock or securities convertible into common stock could result in dilution of existing stockholders’ equity interests in UAL. Issuances of substantial amounts of its common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices for UAL’s common stock and UAL cannot predict the effect this dilution may have on the price of its common stock.

UAL’s certificate of incorporation limits voting rights of certain foreign persons.

UAL’s restated certificate of incorporation limits the total number of shares of equity securities held by persons who are not “citizens of the United States,” as defined in Section 40102(a)(15) of Title 49 United States Code, to no more than 24.9% of the aggregate votes of all equity securities outstanding. This restriction is applied pro rata among all holders of equity securities who fail to qualify as “citizens of the United States,” based on the number of votes the underlying securities are entitled to.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Flight Equipment

During 2008, the Company began implementing operational plans to significantly reduce its operating fleet and capacity. These operational plans include the retirement of the Company’s entire fleet of 94 B737 aircraft and six B747 aircraft by the end of 2009, of which 51 aircraft were removed from serviced during 2008 as discussed in Note 2, “Company Operational Plans,” in Combined Notes to Consolidated Financial Statements.

Details of UAL and United’s mainline operating fleet as of December 31, 2008 are provided in the following table:

	Average				Average
Aircraft Type	Number of Seats	Owned(c)	Leased	Total	Age (Years)
UAL total operating fleet at December 31, 2007(a)		255	205	460	13

A319-100	120	37	18	55	9
A320-200	148	42	55	97	11
B737-300	123	2	28	30	20
B737-500	108	16	—	16	17
B747-400	350	18	9	27	13
B757-200	172	32	65	97	17
B767-300	212	17	18	35	14
B777-200	267	45	7	52	10

Total operating fleet at December 31, 2008—UAL and United(a)		209	200	409	13

UAL nonoperating B737s at December 31, 2008(a)(b)		24	12	36	19

UAL nonoperating B747s at December 31, 2008(b)		3	—	3	12

(a)	At December 31, 2008, United’s operating fleet was the same as UAL’s fleet. In 2007, United leased one aircraft from UAL and therefore had one less owned B737 aircraft and one more leased aircraft as compared to UAL’s fleet. This particular aircraft became nonoperational in 2008.
(b)	As of December 31, 2008, B737 and B747 owned, nonoperating aircraft have a combined net book value of $198 million and are classified as Other noncurrent assets in the Company’s Statements of Consolidated Financial Position.
(c)	As of December 31, 2008 and 2007, 62 and 113 aircraft were unencumbered, respectively. See Note 12, “Debt Obligations and Card Processing Agreements,” in Combined Notes to Consolidated Financial Statements for further information related to assets pledged as collateral.

Details of United Express’ operating fleet that are operated under capacity purchase lease agreements as of December 31, 2008, are provided in the following table:

	Average
Aircraft Type	No. of Seats	Total
Bombardier CRJ200	50	93
Bombardier CRJ700	66	89
De Havilland Dash 8	37	10
Embraer EMB 120	30	24
Embraer ERJ 145	50	31
Embraer EMB170	70	33

Total Operating Fleet		280

All of the Bombardier CRJ700 and Embraer EMB170 aircraft are equipped with explus seating. For additional information on aircraft leases, see Note 15, “Lease Obligations,” in Combined Notes to Consolidated Financial Statements.

Ground Facilities

United is a party to various leases relating to its use of airport landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves. Major terminal facility leases expire at SFO in 2011 and 2013, Washington Dulles in 2014, O’Hare in 2018, LAX in 2021

and Denver in 2025. The Company also leases approximately 250,000 square feet of office space through 2022 for its corporate headquarters in downtown Chicago.

In January 2009, the Company entered into an amendment to its O’Hare cargo building site lease with the City of Chicago. The Company agreed to vacate its current cargo facility at O’Hare to allow the land to be used for the development of a future runway. In January 2009, the Company received approximately $160 million from O’Hare in accordance with the terms of the lease amendment. In addition, the lease amendment requires that the City of Chicago provide the Company with another site at O’Hare upon which a replacement cargo facility could be constructed.

The Company owns a 66.5-acre complex in suburban Chicago consisting of more than 1 million square feet of office space for its Operations Center, a computer operations facility and a training center. United also owns a flight training center, located in Denver, which accommodates 36 flight simulators and more than 90 computer-based training stations. The Company owns a limited number of other properties, including a crew hotel in Honolulu which is mortgaged.

During 2008, the Company completed its process of relocating employees from several of its other suburban Chicago facilities into either the new headquarters or the Operations Center consistent with the Company’s goals of achieving additional cost savings and operational efficiencies.

The Company’s Maintenance Operation Center at SFO occupies 130 acres of land, 2.9 million square feet of floor space and nine aircraft hangar bays under a lease expiring in 2013. The Company has options to renew the lease through 2023.

United’s off-airport leased properties historically included a number of ticketing, sales and general office facilities in the downtown and suburban areas of most of the larger cities within the United system. As part of the Company’s restructuring and cost containment efforts, United closed, terminated or rejected in bankruptcy all of its former domestic city ticket office leases. United continues to lease and operate a number of administrative, reservations, sales and other support facilities worldwide. United continuously evaluates opportunities to reduce or modify facilities occupied at its airports and off-airport locations.

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

Numerous pre-petition claims still await resolution in the Bankruptcy Court due to the Company’s objections to either the existence of liability or the amount of the claim. The process of determining whether liability exists and liquidating such claims will continue in 2009. Additionally, certain significant matters remain to be resolved in the Bankruptcy Court. For details see Note 4, “Voluntary Reorganization Under Chapter 11,” in Combined Notes to Consolidated Financial Statements.

Air Cargo/Passenger Surcharge Investigations

In February 2006, the European Commission (the “Commission”) and the U.S. Department of Justice (“DOJ”) commenced an international investigation into what government officials described as a possible price fixing conspiracy relating to certain surcharges included in tariffs for carrying air cargo. DOJ issued a grand jury subpoena to United and the Commission conducted an inspection at the Company’s offices in Frankfurt. In June 2006, United received a second subpoena from the DOJ requesting information related to certain passenger pricing practices and surcharges applicable to international passenger routes. We are cooperating fully. United is considered a source of information for the DOJ investigation, not a target.

Separately, United has received information requests regarding cargo pricing matters from the competition authorities in Australia, Brazil, Japan, Korea and Switzerland. On December 18, 2007, the Commission issued a Statement of Objections to 26 companies, including United. The Statement of Objections presented evidence related to the utilization of fuel and security surcharges and the exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United has provided written and oral responses vigorously disputing the Commission’s allegations against the Company. On July 31, 2008, state prosecutors in Sao Paulo, Brazil, commenced criminal proceedings against eight individuals, including United’s cargo manager, for allegedly participating in cartel activity. The Company is actively participating in the defense of those allegations. On December 15, 2008, the New Zealand Commerce Commission issued Notices of Proceeding and Statements of Claim to 13 airlines, including United. The Company is currently preparing its response to these proceedings.

In addition to the government investigations, United and other air cargo carriers were named as defendants in over ninety class action lawsuits alleging civil damages as a result of the purported air cargo pricing conspiracy. Those lawsuits were consolidated for pretrial activities in the United States Federal Court for the Eastern District of New York on June 20, 2006. United entered into an agreement with the majority of the private plaintiffs to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs’ factual investigation and United is no longer named as a defendant in the consolidated civil lawsuit. The Company is reviewing whether its receipt of a Statement of Objections from the Commission will impact the civil litigation.

Multiple putative class actions were also filed alleging violations of the antitrust laws with respect to the passenger pricing practices which were the subject of the DOJ subpoena. Those lawsuits were consolidated for pretrial activities in the United States Federal Court for the Northern District of California (“Federal Court”). United was dismissed from the case on October 3, 2008.

The Company is currently cooperating with all ongoing investigations and analyzing whether any potential liability may result from any of the investigating bodies. Based on its evaluation of all information currently available, the Company has determined that no reserve for potential liability is required and will continue to defend itself against all allegations that it was aware of or participated in cartel activities. However, penalties for violation of competition laws can be substantial and an ultimate finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.

United Injunction Against ALPA and Four Individual Defendants for Unlawful Slowdown Activity under the Railway Labor Act

On July 30, 2008, United filed a lawsuit in federal court for the Northern District of Illinois (the “Court”) seeking a preliminary injunction against ALPA and four individual pilot employees also named as defendants for unlawful concerted activity which was disrupting the Company’s operations. The suit focused on ALPA’s nearly two-year campaign to exert unlawful pressure on the Company through work to rule initiatives, junior/senior manning refusals, sick leave usage, pilot driven flight delays, fuel adds and similar measures. The Company alleged all of this activity was a violation of the Railway Labor Act and should immediately be enjoined by the Court. The Court granted a preliminary injunction to United in November 2008. However, the Company intends to seek a permanent injunction to conclude the process. In addition, ALPA appealed the Court’s decision and arguments concerning the appeal were heard on February 24, 2009.

Litigation Associated with September 11 Terrorism

Families of 94 victims of the September 11 terrorist attacks filed lawsuits asserting a variety of claims against the airline industry. United and American Airlines (the “aviation defendants”), as the two carriers whose flights were hijacked, are the central focus of the litigation, but a variety of additional parties have been sued on a number of legal theories ranging from collective responsibility for airport screening and security systems that allegedly failed to prevent the attacks to faulty design and construction of the World Trade Center towers. In excess of 97% of the families of the deceased victims received awards from the September 11th Victims Compensation Fund of 2001, which was established by the federal government, and consequently are now barred from making further claims against the aviation defendants. World Trade Center Properties, Inc., as lessee, has filed claims against the aviation defendants and The Port Authority of New York and New Jersey, the owner of the World Trade Center. The Port Authority has also filed cross-claims against the aviation defendants in both the wrongful death litigation and for property damage sustained in the attacks. The insurers of various tenants at the World Trade Center have filed subrogation claims for damages as well. In the aggregate, September 11th claims are estimated to be well in excess of $10 billion. By statute, these matters were consolidated in the U.S. District Court for the Southern District of New York and the aviation defendants’ exposure was capped at the limit of the liability coverage maintained by each carrier at the time of the attacks. In the personal injury and wrongful death matters, settlement discussions continue and the parties have reached settlement agreements for the majority of the remaining claims. The Company anticipates that any liability it may face arising from the events of September 11, 2001 could be significant, but by statute will be limited to the amount of its insurance coverage.

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

None.

EXECUTIVE OFFICERS OF UAL

The executive officers of UAL are listed below, along with their ages, tenure as officer and business background for at least the last five years.

Paul R. Lovejoy.  Age 54. Mr. Lovejoy has been Senior Vice President, General Counsel and Secretary of UAL and United since June 2003.

Peter D. McDonald.  Age 57. Mr. McDonald has been Executive Vice President and Chief Administrative Officer of UAL and United since May 2008. From May 2004 to May 2008, Mr. McDonald served as Executive Vice President and Chief Operating Officer of UAL and United. From September 2002 to May 2004, Mr. McDonald served as Executive Vice President—Operations of UAL and United.

Kathryn A. Mikells.  Age 43. Ms. Mikells has been Senior Vice President and Chief Financial Officer of UAL and United since November 2008. From August 2007 to October 2008, Ms. Mikells served as Vice President of Investor Relations of United. From August 2006 to July 2007 she served as Vice President of Financial Planning and Analysis of United and from January 2005 to August 2006, Ms. Mikells served as Vice President and Treasurer of United. Prior to that, Ms. Mikells served as Vice President Corporate Real Estate of United from November 2003 to January 2005.

John P. Tague.  Age 46. Mr. Tague has been Executive Vice President and Chief Operating Officer of UAL and United since May 2008. From April 2006 to May 2008, Mr. Tague served as Executive Vice President and Chief Revenue Officer of UAL and United. From May 2004 to April 2006, he served as Executive Vice President—Marketing, Sales and Revenue of UAL and United. From May 2003 to May 2004, Mr. Tague was Executive Vice President—Customer of UAL and United.

Glenn F. Tilton.  Age 60. Mr. Tilton has been Chairman, President and Chief Executive Officer of UAL and United since September 2002.

There are no family relationships among the executive officers or the directors of UAL. The executive officers are elected by the Board of Directors each year and hold office until the organization meeting of the respective Board of Directors in the next subsequent year and until his or her successor is chosen or until his or her earlier death, resignation or removal.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth the ranges of high and low sales prices per share of the UAL common stock, which trades on a NASDAQ market under the symbol “UAUA,” during the last two completed fiscal years.

	2008		2007
	High	Low	High	Low

1st quarter	$41.47	$19.71	$51.57	$36.64
2nd quarter	24.87	5.22	44.32	31.62
3rd quarter	15.84	2.80	50.00	35.90
4th quarter	16.73	4.55	51.60	33.48

There is no trading market for the common stock of United. UAL and United did not pay any dividends in either 2008 or 2007. In December 2007, UAL’s Board of Directors approved a special distribution of $2.15 per common share, or approximately $257 million, which was paid on January 23, 2008 to holders of record of UAL common stock as of January 9, 2008 and is characterized as a return of capital for tax purposes. Under the provisions of the Amended Credit Facility the Company’s ability to pay distributions on or repurchase UAL common stock is restricted. However, the Company may undertake an additional $243 million in shareholder initiatives without any additional prepayment of the Amended Credit Facility, provided that all covenants within the Amended Credit Facility are met. In addition, the agreement provides that the Company can carry out further shareholder initiatives in an amount equal to future term loan prepayments, provided the facility covenants are met. See Note 12, “Debt Obligations and Card Processing Agreements,” in Combined Notes to Consolidated Financial Statements for more information related to dividend restrictions under the Amended Credit Facility. Any future determination regarding dividend or distribution payments will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law.

Based on reports by the Company’s transfer agent for the UAL common stock, there were approximately 1,774 record holders of its UAL common stock as of February 20, 2009.

The following graph shows the cumulative total shareholder return for the UAL common stock during the period from February 2, 2006 to December 31, 2008. Five year historical data is not presented as a result of the significant period UAL was in bankruptcy and since the financial results of the Successor UAL are not comparable with the results of the Predecessor UAL, as discussed in Item 6, Selected Financial Data. The graph also shows the cumulative returns of the S&P 500 Index and the AMEX Airline Index (“AAI”) of 13 investor-owned airlines. The comparison assumes $100 was invested on February 2, 2006 (the date UAUA began trading on NASDAQ) in UAL Common Stock and in each of the indices shown and assumes that all dividends paid, including UAL’s January 2008 $2.15 per share distribution, were reinvested.

Note:  The stock price performance shown in the graph above should not be considered indicative of potential future stock price performance.

The following table presents repurchases of UAL common stock made in the fourth quarter of fiscal year 2008:

				Maximum number of
			Total number of	shares (or approximate
			shares purchased as	dollar value) of shares
	Total number	Average price	part of publicly	that may yet be
	of shares	paid	announced plans	purchased under the
Period	purchased(a)	per share	or programs	plans or programs
10/01/08-10/31/08	36,111	$14.79	—	(b	)
11/01/08-11/30/08	4,000	14.33	—	(b	)
12/01/08-12/31/08	—	—	—	(b	)

Total	40,111	14.74	—	(b	)

(a)	Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.

(b)	Withholding of shares to satisfy tax obligations due upon the vesting of restricted stock in accordance with the Company’s share-based compensation plan. The plan does not specify a maximum number of shares that may be repurchased.

ITEM 6.	SELECTED FINANCIAL DATA.

In connection with its emergence from Chapter 11 bankruptcy protection, UAL adopted fresh-start reporting in accordance with SOP 90-7 and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the adoption of fresh-start reporting, the financial statements prior to February 1, 2006 are not comparable with the financial statements after February 1, 2006. References to “Successor Company” refer to UAL on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor Company” refer to UAL prior to February 1, 2006.

	Successor						Predecessor
					Period from		Period from
					February 1 to		January 1
	Year Ended December 31,				December 31,		to January 31,	Year Ended December 31,
(In millions, except rates)	2008		2007		2006		2006	2005	2004
Income Statement Data:
Operating revenues	$20,194		$20,143		$17,882		$1,458	$17,379	$16,391
Operating expenses	24,632		19,106		17,383		1,510	17,598	17,245
Mainline fuel purchase cost	7,114		5,086		4,436		362	4,032	2,943
Non-cash fuel hedge (gains) losses	568		(20)		2		—	—	—
Cash fuel hedge (gains) losses	40		(63)		24		—	—	—

Total Mainline fuel expense	7,722		5,003		4,462		362	4,032	2,943

Nonoperating non-cash fuel hedge (gains) losses	279		—		—		—	—	—
Nonoperating cash fuel hedge (gains) losses	249		—		—		—	—	—
Goodwill impairment	2,277		—		—		—	—	—
Other impairments and special operating items	339		(44)		(36)		—	18	—
Reorganization (income) expense	—		—		—		(22,934)	20,601	611
Net income (loss)(a)	(5,348)		403		25		22,851	(21,176)	(1,721)
Basic earnings (loss) per share	(42.21)		3.34		0.14		196.61	(182.29)	(15.25)
Diluted earnings (loss) per share	(42.21)		2.79		0.14		196.61	(182.29)	(15.25)
Cash distribution declared per common share(b)	—		2.15		—		—	—	—

Balance Sheet Data at period-end:
Total assets	$19,461		$24,220		$25,369		$19,555	$19,342	$20,705
Long-term debt and capital lease obligations, including current portion	8,149		8,449		10,600		1,432	1,433	1,204
Liabilities subject to compromise	—		—		—		36,336	35,016	16,035

Mainline Operating Statistics(c):
Revenue passengers	63		68		69		(c)	67	71
Revenue passenger miles (“RPMs”)(d)	110,061		117,399		117,470		(c)	114,272	115,198
Available seat miles (“ASMs”)(e)	135,861		141,890		143,095		(c)	140,300	145,361
Passenger load factor(f)	81.0%		82.7%		82.1%		(c)	81.4%	79.2%
Yield(g)	13.89	¢	12.99	¢	12.19	¢	(c)	11.25¢	10.83¢
Passenger revenue per ASM (“PRASM”)(h)	11.29	¢	10.78	¢	10.04	¢	(c)	9.20¢	8.63¢
Operating revenue per ASM (“RASM”)(i)	12.58	¢	12.03	¢	11.49	¢	(c)	10.66¢	9.95¢
Operating expense per ASM (“CASM”)(j)	15.74	¢	11.39	¢	11.23	¢	(c)	10.59¢	10.20¢
Fuel gallons consumed	2,182		2,292		2,290		(c)	2,250	2,349
Average price per gallon of jet
fuel, including tax and hedge impact	353.9	¢	218.3	¢	210.7	¢	(c)	179.2¢	125.3¢

(a)	Net income (loss) was significantly impacted in the Predecessor periods due to reorganization items related to the bankruptcy restructuring.

(b)	Paid in January 2008.

(c)	Mainline operations exclude the operations of independent regional carriers operating as United Express. Statistics included in the 2006 Successor period were calculated using the combined results of the Successor period from February 1 to December 31, 2006 and the Predecessor January 2006 period.

(d)	RPMs are the number of miles flown by revenue passengers.

(e)	ASMs are the number of seats available for passengers multiplied by the number of miles those seats are flown.

(f)	Passenger load factor is derived by dividing RPMs by ASMs.

(g)	Yield is mainline passenger revenue excluding industry and employee discounted fares per RPM.

(h)	PRASM is mainline passenger revenue per ASM.

(i)	RASM is operating revenues excluding United Express passenger revenue per ASM.

(j)	CASM is operating expenses excluding United Express operating expenses per ASM.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

As discussed above under Item 1, Business, the Company derives virtually all of its revenues from airline related activities. The most significant source of airline revenues is passenger revenues; however, Mileage Plus, United Cargo and United Services are also major sources of operating revenues. The airline industry is highly competitive and is characterized by intense price competition. Fare discounting by United’s competitors has historically had a negative effect on the Company’s financial results because United has generally been required to match competitors’ fares to maintain passenger traffic. Future competitive fare adjustments may negatively impact the Company’s future financial results. The Company’s most significant operating expense is jet fuel. Jet fuel prices are extremely volatile and are largely uncontrollable by the Company. The Company’s historical and future earnings have been and will continue to be significantly impacted by jet fuel prices.

This Annual Report on Form 10-K is a combined report of UAL and United. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL’s assets, liabilities and operating cash flows. Therefore, the following qualitative discussion is applicable to both UAL and United, unless otherwise noted. Any significant differences between UAL and United results are separately disclosed and explained. United meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format allowed under that general instruction.

Bankruptcy Matters.  On December 9, 2002, UAL, United and 26 direct and indirect wholly-owned subsidiaries filed voluntary petitions to reorganize its business under Chapter 11 of the Bankruptcy Code. The Company emerged from bankruptcy on February 1, 2006, under a Plan of Reorganization that was approved by the Bankruptcy Court. In connection with its emergence from Chapter 11 bankruptcy protection, the Company adopted fresh-start reporting, which resulted in significant changes in post-emergence financial statements, as compared to the Company’s historical financial statements. See the “Financial Results” section below for further discussion. See Note 4, “Voluntary Reorganization Under Chapter 11,” in Combined Notes to Consolidated Financial Statements for further information regarding bankruptcy matters.

Recent Developments.  The unprecedented increase in fuel prices and a worsening global recession have created an extremely challenging environment for the airline industry. While the Company significantly improved its financial performance in 2006 and 2007, the Company was not able to financially compensate for the substantial increase in fuel prices during 2008. The Company’s average consolidated fuel price per gallon, including net hedge losses that are classified in fuel expense, increased 59% from 2007 to 2008. The increased cost of fuel purchases and hedging losses drove the $3.1 billion increase in the Company’s consolidated fuel costs. The Company’s fuel hedge losses that are classified in nonoperating expense also had a significant negative impact on its 2008 liquidity and results of operations.

Although the Company was adversely impacted by fuel costs and special items in this recessionary environment, the Company’s commitment to cost reduction was a contributory factor to the year-over-year reduction in other areas of operating expenses as presented in the table below. The following table presents the unit cost of various components of total operating expenses and year-over-year changes.

		2008 expense		2007 expense
		per ASM		per ASM	% change
(In millions, except unit costs)	2008	(in cents)	2007	(in cents)	per ASM
Mainline ASMs	135,861		141,890		(4.2)
Mainline fuel expense	$7,722	5.68	$5,003	3.53	60.9
United Aviation Fuel Corporation (“UAFC”)	4	—	36	0.02	(100.0)
Impairments, special items and other charges(a)	2,807	2.07	(44)	(0.03)	—
Other operating expenses	10,851	7.99	11,170	7.87	1.5

Total mainline operating expense	21,384	15.74	16,165	11.39	38.2
Regional affiliate expense	3,248		2,941

Consolidated operating expense	$24,632		$19,106

(a)	These amounts are summarized in the Summary Results of Operations table in Financial Results, below.

In 2008, the Company focused on mitigating a portion of the negative impact of higher fuel costs and the weakening economy through cost reductions, fleet optimization, generation of higher revenues, executing on initiatives to enhance liquidity and other strategies as discussed below. Overall, the Company has characterized its business approach as “Focus on Five,” which refers to a comprehensive set of priorities that focus on the fundamentals of running a good airline: one that runs on time, with clean planes and courteous employees, that delivers industry-leading revenues and competitive costs, and does so safely. Building on this foundation, United aims to regain its industry-leading position in key metrics reported by the DOT as well as industry-leading revenue driven by products, services, schedules and routes that are valued by the Company’s customers. The goal of this approach is intended to enable United to achieve best-in-class safety performance, exceptional customer satisfaction and experience and industry-leading margin and cash flow. Although results of operations in 2008 were disappointing and economic conditions continue to present a challenge for the Company, we believe we are taking the necessary steps to position the Company for improved financial and operational performance in 2009.

Some of these actions include the following:

•	The Company significantly reduced its mainline domestic and international capacity in response to high fuel costs and the weakening global economy. Mainline domestic and international capacity decreased 14% and 8%, respectively, during the fourth quarter of 2008 as compared to the year-ago period. Mainline domestic capacity decreased 8% while international capacity increased 1% for the full year of 2008, as compared to 2007. Consolidated capacity was approximately 11% and 4% lower in the fourth quarter and the full year of 2008, respectively, as compared to the year-ago periods. The Company will implement additional capacity reductions in 2009 as it completes the removal of 100 aircraft, as discussed below, of which 51 aircraft had been removed from service as of December 31, 2008.

•	The Company is permanently removing 100 aircraft from its fleet, including its entire fleet of 94 B737 aircraft and six B747 aircraft. These aircraft are some of the oldest and least fuel efficient in the Company’s fleet. This reduction reflects the Company’s efforts to eliminate unprofitable capacity and divest the Company of assets that currently do not provide an acceptable return, particularly in the current economic environment with volatile fuel prices and a global economy in recession. The Company continues to review the deployment of all of its aircraft in various markets and the overall composition of its fleet to ensure that we are using our assets appropriately to provide the best available return.

•	The Company continues to refit its wide body international aircraft with new first and business class premium seats, entertainment systems and other product enhancements. As of December 31, 2008, the Company has completed upgrades on 25 international aircraft with new premium travel equipment featuring , among other improvements, 180-degree, lie-flat beds in business class. The Company expects its remaining 66 wide body international aircraft to be upgraded by 2011. The upgrade of this equipment is expected to allow the Company to generate revenue premiums from its first and business class international cabins. This new product will reduce premium seat counts by more than 20%.

•	In 2008, the Company ceased operations to Ft. Lauderdale and West Palm Beach, Florida, two markets served by Ted, which uses an all-economy seating configuration to serve primarily leisure markets. In addition, during 2008, as part of its operational plans the Company ceased operations in certain non-Ted markets and also reduced frequencies in several Ted and non-Ted markets. In light of these planned capacity reductions and other factors, the Company also determined that it would eliminate its entire B737 fleet by the end of 2009. With the reduced need for Ted aircraft in leisure markets and an increased need for narrow body aircraft in non-Ted markets due to the elimination of the B737 fleet, the Company decided to reconfigure the entire Ted fleet of all-economy Airbus aircraft to include first class, as well as Economy Plus and economy seats. The reconfigured Airbus aircraft will provide United a consistent product offering for our customers and employees, and increases our fleet flexibility to redeploy aircraft onto former Ted and other narrow body routes as market conditions change. The reconfiguration of the Ted aircraft will occur in stages with expected completion by the end of 2009.

•	The Company was able to pass some of the higher fuel costs in 2008 to customers through passenger and cargo fuel surcharges, among other means. The Company created new revenue streams through unbundling products, offering new a la carte services and expanding choices for customers. The Company’s existing Travel Options, such as Economy Plus and Premium Cabin upsell have been extremely successful and the Company continues to implement new revenue initiatives such as a $15 fee for the first checked bag, as well as a $25 fee to check a second bag on domestic flights. Additional new Travel Options offered by United include Mileage Plus Award Accelerator, which allows customers to multiply their earned miles for each trip by purchasing accelerator miles upon ticket purchase, and Door-to-Door Baggage, which allows customers to avoid the hassle of taking their luggage to the airport by arranging for the luggage to be picked up from their home and shipped to their final destination. In addition, various ticket change fees have increased, including Mileage Plus close-in fees.

•	The Company reduced its capital expenditures in 2008 as compared to 2007 by more than $200 million as discussed in Liquidity, below. In addition, the Company further plans to limit capital spending to $450 million during 2009.

•	The Company is streamlining its operations and corporate functions in order to match the size of its workforce to the size of its reduced capacity. The Company expects a total workforce reduction of approximately 9,000 positions by the end of 2009, of which approximately 6,000 positions were eliminated as of December 31, 2008. The total expected reduction will consist of approximately 2,500 salaried and management positions and approximately 6,500 represented positions. The Company has offered furlough-mitigation programs such as voluntary early-out options, primarily to certain union groups, to reduce the required involuntary furloughs. Of the total expected represented workforce reduction, approximately 40% have been through voluntary furloughs through January 2009.

•	A transatlantic aviation agreement to replace the existing bilateral arrangements between the U.S. government and the 27 European Union (“EU”) member states became effective in 2008. The future effects of this agreement on our financial position and results of operations cannot be predicted with certainty due to the diverse nature of its potential impacts, including increased competition at London’s Heathrow Airport as well as throughout the EU member states.

However, we have already taken actions to capitalize on opportunities under the new agreement. Upon the effective date of the transatlantic aviation agreement, the DOT’s approval of United’s application for antitrust immunity with bmi also became effective, allowing the two airlines to deepen their commercial relationship and adding bmi to the multilateral group of Star Alliance carriers that had already been granted antitrust immunity by the DOT.

•	United and Continental Airlines announced their plan to form a new partnership that will link the airlines’ networks and services worldwide to the benefit of customers, employees and shareholders, creating new revenue opportunities, cost savings and other efficiencies.

The Company also took certain actions to maintain adequate liquidity and minimize its financing costs during this challenging economic environment. During 2008, the Company generated unrestricted cash of approximately $1.9 billion through new financing agreements, amendments to our Mileage Plus co-branded credit card agreement and our largest credit card processing agreement and other means. Some of these agreements are summarized below. See Liquidity and Capital Resources—Financing Activities, below, for additional information related to these agreements.

•	During the fourth quarter of 2008, UAL began a public offering of up to $200 million of UAL common stock, generating gross proceeds of $172 million in 2008 and January 2009. UAL may issue additional shares during 2009 until it reaches $200 million in proceeds.

•	United completed a $241 million credit agreement secured by 26 of the Company’s currently owned and mortgaged A319 and A320 aircraft. Borrowings under the agreement were at a variable interest rate based on LIBOR plus a margin. The credit agreement requires periodic principal and interest payments through its final maturity in June 2019. The Company may not prepay the loan prior to July 2012. This agreement did not change the number of the Company’s unencumbered aircraft as the Company used available equity in these previously owned and mortgaged aircraft as collateral for this financing.

•	United entered into an $84 million loan agreement secured by three aircraft, including two Airbus A320 and one Boeing B777 aircraft. Borrowings under the agreement were at a variable interest rate based on LIBOR plus a margin. The loan requires principal and interest payments every three months and has a final maturity in June 2015.

•	During 2008 and January 2009, United also entered into three aircraft sale-leaseback agreements. The Company sold these aircraft for approximately $370 million and has leased them back.

•	The Company completed an amendment of its marketing services agreement with its Mileage Plus co-branded bankcard partner and its largest credit card processor to amend the terms of their existing agreements to, among other things, extend the terms of the agreements. These amendments resulted in an immediate increase in the Company’s cash position by approximately $1.0 billion, which included a total of $600 million for the advanced purchase of miles and the licensing extension payment, as well as the release of approximately $357 million in previously restricted cash for reserves required under the credit card processing agreement. Approximately $100 million of additional cash receipts are expected over the next two years based on the amended terms of the co-brand agreement as compared to cash that would have been generated under the terms of the previous co-brand agreement. This amount is less than the Company’s initial estimate primarily due to the severe weakening of the global economy. As part of the transaction, United granted a first lien of specified intangible Mileage Plus assets and a second lien on certain other assets. The term of the amended co-branded agreement is through December 31, 2017. See the discussion below in Liquidity for additional terms of this agreement.

The Company also made the following significant changes to its international route network:

•	United commenced daily, non-stop service between Washington Dulles and Dubai in October 2008.

•	The Company announced new daily service from Washington Dulles to Moscow and Geneva, commencing in March and April 2009, respectively.

•	The Company will reinstate daily seasonal service from Denver to London Heathrow effective March 2009.

Financial Results.  UAL and United adopted fresh-start reporting in accordance with SOP 90-7 upon emerging from bankruptcy. Thus, the consolidated financial statements before February 1, 2006 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting, which incorporates fair value and other adjustments recorded from the application of SOP 90-7. Therefore, financial statements for the post-emergence periods are not comparable to the pre-emergence period financial statements. References to “Successor Company” refer to UAL and/or United on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor Company” refer to UAL and/or United before their exit from bankruptcy on February 1, 2006.

For purposes of the discussion of financial results, management utilizes the combined results of the Successor Company and Predecessor Company for the twelve months ended December 31, 2006. The combined results for the twelve months ended December 31, 2006 are non-GAAP measures; however, management believes that the combined results provide a more meaningful comparison to the years ended December 31, 2008 and 2007.

The air travel business is subject to seasonal fluctuations and historically, the Company’s results of operations are better in the second and third quarters as compared to the first and fourth quarters of each year, since our first and fourth quarter results normally reflect weaker travel demand. The Company’s results of operations can be impacted by adverse weather, air traffic control delays, fuel price volatility and other factors in any period.

The table below presents certain financial statement items to provide an overview of the Company’s financial performance for the three years ended December 31, 2008, 2007 and 2006. The most significant contributors to the Company’s net loss in 2008 were increased fuel prices and asset impairments. The table below also highlights that the Company, through its past and on-going cost reduction initiatives, was able to effectively manage costs in non-fuel and other areas, although the benefits of these cost savings initiatives and higher revenues were not sufficient to offset the dramatic increase in fuel cost.

SUMMARY RESULTS OF OPERATIONS

	Successor		Combined	Predecessor
				Period from	Period from
				February 1 to	January 1
(In millions)				December 31,	to January 31,
UAL Information	2008	2007	2006(e)	2006	2006
Revenues	$20,194	$19,852	$19,340	$17,882	$1,458
Special revenue items(a)	—	45	—	—	—
Revenues due to Mileage Plus policy change(a)	—	246	—	—	—

Total revenues	20,194	20,143	19,340	17,882	1,458
Mainline fuel purchase cost	7,114	5,086	4,798	4,436	362
Operating non-cash fuel hedge (gain)/loss	568	(20)	2	2	—
Operating cash fuel hedge (gain)/loss	40	(63)	24	24	—
Regional affiliate fuel expense(b)	1,257	915	834	772	62
Reorganization gain	—	—	(22,934)	—	(22,934)
Goodwill impairment(c)	2,277	—	—	—	—
Other impairments and special items(c)	339	(44)	(36)	(36)	—
Other charges (see table below)	191	—	—	—	—

Total impairments, special items and other charges	2,807	(44)	(36)	(36)	—

Other operating expenses	12,846	13,232	13,271	12,185	1,086
Nonoperating non-cash fuel hedge (gain)/loss	279	—	—	—	—
Nonoperating cash fuel hedge (gain)/loss	249	—	—	—	—
Other nonoperating expense(d)	407	337	484	453	31
Income tax expense (benefit)	(25)	297	21	21	—

Net income (loss)	$(5,348)	$403	$22,876	$25	$22,851

United net income (loss)	$(5,306)	$402	$22,658	$32	$22,626

(a)	These significant items affecting the Company’s results of operations are discussed in Results of Operations, below.

(b)	Regional affiliates’ fuel expense is classified as part of Regional affiliates expense in the Company’s Statements of Consolidated Operations.

(c)	As described in Results of Operations below, impairment charges were recorded as a result of interim asset impairment testing performed as of May 31, 2008 and December 31, 2008.

(d)	Includes equity in earnings of affiliates.

(e)	The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

Additional details of significant variances in 2008 as compared to 2007 results, as presented in the table above, include the following:

•	UAL recorded the following impairment and other charges, as further discussed below, during the year ended December 31, 2008:

	Year Ended
	December 31,
(In millions)	2008	Income statement classification
Goodwill impairment	$2,277	Goodwill impairment
Intangible asset impairments	64
Aircraft and related deposit impairments	250

Total other impairments	314
Lease termination and other charges	25

Total other impairments and special items	339	Other impairments and special items
Severance	106	Salaries and related costs
Employee benefit obligation adjustment	57	Salaries and related costs
Litigation-related settlement gain	(29)	Other operating expenses
Charges related to terminated/deferred projects	26	Purchased services
Net gain on asset sales	(3)	Depreciation and amortization
Accelerated depreciation	34	Depreciation and amortization

Total other charges	191
Operating non-cash fuel hedge loss	568	Aircraft fuel
Nonoperating non-cash fuel hedge loss	279	Miscellaneous, net
Tax benefit on intangible asset impairments and asset sales	(31)	Income tax benefit

Total impairments and other charges	$3,623

•	The relatively small income tax benefit in 2008 is related to the impairment and sale of certain indefinite-lived intangible assets, partially offset by the impact of an increase in state tax rates. In 2007, UAL recognized income tax expense of $297 million.

Liquidity.  The following table provides a summary of the Company’s cash, restricted cash and short-term investments at December 31, 2008 and 2007.

	As of December 31,
(In millions)	2008	2007
Cash and cash equivalents	$2,039	$1,259
Short-term investments	—	2,295
Restricted cash	272	756

Cash, short-term investments & restricted cash	$2,311	$4,310

The decrease in the Company’s cash, restricted cash and short-term investments balances was primarily due to a $3.4 billion unfavorable reduction in cash flows from operations in 2008 as compared to 2007. The operating cash decrease was primarily due to increased cash expenses, mainly fuel and fuel hedge cash settlements, as discussed below under Results of Operations. Fuel hedge collateral requirements also used operating cash of approximately $965 million in the year ended December 31, 2008. This unfavorable variance was partly offset by approximately $600 million of proceeds received from the amendment of the co-brand credit card agreement, as discussed above. Restricted cash decreased in 2008 primarily due to an amendment to our largest credit card processing agreement and posting of letters of credit, as further discussed below.

The increase in net cash used by investing activities was primarily due to a reallocation of excess cash from short-term investments to cash and cash equivalents. Investing cash flows benefited from a reduction in restricted cash of $484 million. This benefit was primarily due to the amendment of the credit card processing agreement in association with the co-branded amendment described above, which decreased restricted cash by $357 million, and the substitution of letters of credit for cash deposits related to workers’ compensation obligations. In addition, UAL financing outflows included approximately $253 million to pay a $2.15 per common share special distribution in January 2008.

The Company expects its cash flows from operations and its available capital to be sufficient to meet its future operating expenses, lease obligations and debt service requirements in the next twelve months; however, the Company’s future liquidity could be impacted by increases or decreases in fuel prices, fuel hedge collateral requirements, inability to adequately increase revenues to offset high fuel prices, softening revenues resulting from reduced demand, failure to meet future debt covenants and other factors. See the Liquidity and Capital Resources and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, below, for a discussion of these factors and the Company’s significant operating, investing and financing cash flows.

Capital Commitments.  At December 31, 2008, the Company’s future commitments for the purchase of property and equipment include approximately $2.4 billion of nonbinding aircraft commitments and $0.6 billion of binding commitments. The nonbinding commitments of $2.4 billion are related to 42 A319 and A320 aircraft. These orders may be cancelled which would result in the forfeiture of $91 million of advance payments provided to the manufacturer. United believes it is highly unlikely that it will take delivery of the remaining aircraft in the future and therefore believes it will be required to forfeit its $91 million of advance delivery deposits. Based on this determination, the Company recorded an impairment charge in 2008 to decrease the value of the deposits and related capitalized interest of $14 million to zero in the Company’s Statements of Consolidated Financial Position. In addition, the Company’s capital commitments include commitments related to its international premium cabin enhancement program. During 2008, the Company reduced the scope of this project by six aircraft, from the originally disclosed number of 97 aircraft. As of December 31, 2008, the Company had completed upgrades on 25 aircraft and had remaining capital commitments to complete enhancements on an additional 66 aircraft. For further details, see Note 14, “Commitments, Contingent Liabilities and Uncertainties,” in Combined Notes to Consolidated Financial Statements.

Contingencies.  During the course of its Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved most pending claims against the Debtors. We are a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds issued by various local municipalities to build or improve airport and maintenance facilities. United was advised during its restructuring that these municipal bonds may have been unsecured (or in certain instances, partially secured) pre-petition debt. In 2006, certain of United’s LAX municipal bond obligations were conclusively adjudicated through the Bankruptcy Court as financings and not true leases; however, there remains pending litigation to determine the value of the security interests, if any, that the bondholders have in our underlying leaseholds. See Note 4, “Voluntary Reorganization Under Chapter 11,” in Combined Notes to Consolidated Financial Statements for further information on this matter and the resolution of the separate SFO municipal bond matter in 2008.

United has guaranteed $270 million of the City and County of Denver, Colorado Special Facilities Airport Revenue Bonds (United Air Lines Project) Series 2007A (the “Denver Bonds”). This guarantee replaces our prior guarantee of $261 million of bonds issued by the City and County of Denver, Colorado in 1992. These bonds are callable by United. The outstanding bonds and related guarantee are not recorded in the Company’s Statements of Consolidated Financial Position. However, the related lease agreement is accounted for on a straight-line basis resulting in a ratable accrual of the final $270 million payment over the lease term.

Legal and Environmental.  The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of the litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. When appropriate, the Company accrues for these matters based on its assessments of the likely outcomes of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

The Company anticipates that if ultimately found liable, its damages from claims arising from the events of September 11, 2001, could be significant; however, the Company believes that, under the Air Transportation Safety and System Stabilization Act of 2001, its liability will be limited to its insurance coverage.

The Company continues to analyze whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the European Commission (the “Commission”) issued to 26 companies on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United received a copy of the Statement of Objections and has provided written and oral responses vigorously disputing the Commission’s allegations against the Company. Nevertheless, United will continue to cooperate with the Commission’s ongoing investigation. Based on its evaluation of all information currently available, the Company has determined that no reserve for potential liability is required and will continue to defend itself against all allegations that it was aware of or participated in cartel activities. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.

Many aspects of United’s operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future environmental regulatory developments, such as in regard to climate change, in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. There are a few climate change laws and regulations that have gone into effect that apply to United, including environmental taxes for certain international flights, some limited greenhouse gas reporting requirements and some land-based planning laws which could apply to airports and ultimately impact airlines depending upon the circumstances. In addition, the EU has adopted legislation to include aviation within the EU’s existing greenhouse gas emission trading scheme effective in 2012. There are significant questions that remain as to the legality of applying the scheme to non-EU airlines and the U.S. and other governments are considering filing a legal challenge to the EU’s unilateral inclusion of non-EU carriers. While such a measure could significantly increase the costs of carriers operating in the EU, the precise cost to United is difficult to calculate with certainty due to a number of variables, and it is not clear whether the scheme will withstand legal challenge. There may be future regulatory actions taken by the U.S. government, state governments within the U.S., foreign governments, the International Civil Aviation Organization, or through a new climate change treaty to regulate the emission of greenhouse gases by the aviation industry. Such future regulatory actions are uncertain at this time (in terms of either the regulatory requirements or their applicability to United), but the impact to the Company and its industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

See Note 14, “Commitments, Contingent Liabilities and Uncertainties,” in Combined Notes to Consolidated Financial Statements for further discussion of the above contingencies.

Results of Operations

Operating Revenues.

2008 compared to 2007

The table below illustrates the year-over-year percentage change in UAL and United operating revenues.

	Year Ended
	December 31,		$	%
(In millions)	2008	2007	Change	Change
Passenger—United Airlines	$15,337	$15,254	$83	0.5
Passenger—Regional Affiliates	3,098	3,063	35	1.1
Cargo	854	770	84	10.9
Special operating items	—	45	(45)	(100.0)
Other operating revenues	905	1,011	(106)	(10.5)

UAL total	$20,194	$20,143	$51	0.3

United total	$20,237	$20,131	$106	0.5

The 2007 special item of $45 million relates to an adjustment of the estimated obligation associated with certain bankruptcy administrative claims, of which $37 million and $8 million relates to the mainline and United Express reporting units, respectively. The table below presents selected UAL and United passenger revenues and operating data from our mainline segment, broken out by geographic region with an associated allocation of the special item, and from our United Express segment, expressed as year-over-year changes.

						United
2008	Domestic	Pacific	Atlantic	Latin	Mainline	Express	Consolidated
Increase (decrease) from 2007:
Passenger revenues (in millions)	$(156)	$(91)	$263	$30	$46	$27	$73
Passenger revenues	(1.7)%	(2.8)%	11.1%	6.0%	0.3%	0.9%	0.4%
Available seat miles (“ASMs”)	(7.8)%	(4.8)%	11.0%	(2.8)%	(4.2)%	(0.8)%	(3.9)%
Revenue passenger miles (“RPMs”)	(8.5)%	(9.4)%	7.9%	(5.5)%	(6.3)%	(3.9)%	(6.0)%
Passenger revenues per ASM (“PRASM”)	6.7%	2.1%	0.1%	9.0%	4.7%	1.8%	4.5%
Yield(a)	7.4%	7.2%	2.2%	12.7%	6.9%	5.0%	6.8%
Passenger load factor (points)	(0.6) pts.	(3.9) pts.	(2.3) pts.	(2.2) pts.	(1.7) pts.	(2.4) pts.	(1.8) pts.

a)	Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs. Yields for geographic regions exclude charter revenue and RPMs.

In 2008, revenues for both mainline and United Express benefited from yield increases of 6.9% and 5.0%, respectively, as compared to 2007. The yield increases are due to industry capacity reductions and fare increases, including fuel surcharges plus incremental revenues derived from merchandising and fees. However, the benefit of higher yields was partially offset by 6.3% and 3.9% decreases in traffic for the mainline and United Express segments, respectively. Consolidated passenger revenues in 2008 included an unfavorable variance compared to 2007 that was partly due to the change in the Mileage Plus expiration policy for inactive accounts from 36 months to 18 months that provided a consolidated estimated annual benefit of $246 million in 2007. In addition, the weak economic environment negatively impacted demand and passenger revenues, particularly in the fourth quarter of 2008.

International PRASM was up 2.4% year-over-year with a related capacity increase of 0.9%. While Latin American PRASM growth was strong at 9.0% year-over-year, it is not a significant part of United’s international network. Atlantic performance was driven by lower than average revenue growth in our London and Germany markets, largely due to industry capacity growth of approximately 13% in the U.S. to London Heathrow route and United’s 15% growth in Germany. These markets account for approximately 75% of our Atlantic capacity. The Pacific region was impacted by 7% industry capacity growth between the U.S. and China / Hong Kong, which account for approximately 45% of United’s Pacific capacity.

Cargo revenues increased by $84 million, or 11%, in 2008 as compared to 2007, primarily due to higher fuel surcharges and improved fleet utilization. In addition, revenues were higher due to increased volume associated with the U.S. domestic mail contract, which commenced in late April 2007, as well as filling new capacity in international markets. A weaker dollar also benefited cargo revenues in 2008 as a significant portion of cargo services are contracted in foreign currencies. However, the Company experienced a significant decline in cargo revenues in the fourth quarter of 2008 due to rationalization of international capacity, falling demand for domestic and international air cargo as the global economy softened, and lower fuel costs driving lower fuel surcharges in late 2008. Decreased cargo revenues resulting from lower demand have a disproportionate impact on our operating results because cargo revenues typically generate higher margins as compared to passenger revenues.

The full-year 2008 trends in passenger and cargo revenues are not indicative of the Company’s most recent fourth quarter revenue results. In the fourth quarter of 2008, mainline passenger revenues decreased approximately 10% due to lower traffic as a result of the Company’s 12% capacity reduction and lower demand due to the weak global economy. The 2008 capacity reductions, planned 2009 capacity reductions and weak U.S. and global economies are expected to negatively impact revenues in 2009. In late 2008 and early 2009, the Company has experienced decreased travel bookings and lower credit card sales activity which have resulted from the weak global economy and have negatively affected revenues and are expected to continue to negatively impact revenues in 2009. The Company cannot predict the longevity or severity of the current weak global economy and, therefore, cannot accurately estimate the negative impact it will have on future revenues.

Other revenues decreased approximately 11% in 2008 as compared to 2007. This decrease was primarily due to lower jet fuel sales to third parties. The decrease in third party fuel sales had a negligible impact on our operating margin because the associated cost of sales decreased by a similar amount in 2008 as compared to 2007.

2007 compared to 2006

The table below illustrates the year-over-year percentage changes in UAL and United operating revenues. The primary difference between UAL and United revenues is due to other revenues at UAL, which are generated from minor direct subsidiaries of UAL.

	Successor	Combined	Successor	Predecessor
	Period	Period	Period from	Period from
	Ended	Ended	February 1 to	January 1 to
	December 31,	December 31,	December 31,	January 31,	$	%
(In millions)	2007	2006(a)	2006	2006	Change	Change
Passenger—United Airlines	$15,254	$14,367	$13,293	$1,074	$887	6.2
Passenger—Regional Affiliates	3,063	2,901	2,697	204	162	5.6
Cargo	770	750	694	56	20	2.7
Special operating items	45	—	—	—	45	—
Other operating revenues	1,011	1,322	1,198	124	(311)	(23.5)

UAL total	$20,143	$19,340	$17,882	$1,458	$803	4.2

United total	$20,131	$19,334	$17,880	$1,454	$797	4.1

(a)	The combined 2006 period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

The table below presents selected UAL and United passenger revenues and operating data from our mainline segment, broken out by geographic region, and from our United Express segment, expressed as year-over-year changes. Passenger revenues presented below include the effects of the $45 million special revenue items on mainline ($37 million) and United Express ($8 million) revenue, which resulted directly from the Company’s ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies.

						United
2007	Domestic	Pacific	Atlantic	Latin	Mainline	Express	Consolidated
Increase (decrease) from 2006(a):
Passenger revenues (in millions)	$121	$374	$423	$6	$924	$170	$1,094
Passenger revenues	1.3%	12.9%	21.8%	1.3%	6.4%	5.9%	6.3%
ASMs	(3.3)%	2.9%	6.8%	(10.2)%	(0.8)%	3.6%	(0.4)%
RPMs	(1.5)%	1.1%	7.6%	(11.0)%	(0.1)%	3.2%	0.2%
Yield	3.0%	11.8%	14.0%	13.9%	6.6%	2.6%	6.2%
Passenger load factor (points)	1.5 pts	(1.5) pts	0.6 pts	(0.7) pts	0.6 pts	(0.3) pts	0.5 pts

(a)	Variances are from the combined 2006 period that includes the results for the one month period ended January 31, 2006 (Predecessor) and the eleven month period ended December 31, 2006 (Successor).

Including the special revenue items, mainline and United Express passenger revenues increased by $924 million and $170 million, respectively, in 2007 as compared to 2006. In 2007, mainline revenues benefited from a 0.6 point increase in load factor and a 7% increase in yield as compared to 2006. In the same periods, United Express load factor was relatively flat while yield and traffic both increased 3% resulting in the 6% increase in revenue. Overall, passenger revenues increased due to a better revenue environment for the industry which was partly due to industry-wide capacity constraint. The Company’s shift of some capacity and traffic from domestic to higher yielding international flights also benefited revenues in 2007. In addition, the change in the Mileage Plus expiration period policy also contributed to the increase in revenues in 2007. Mileage Plus revenue, included in passenger revenues, was approximately $169 million higher in 2007. This impact was largely due to a change in the Mileage Plus expiration period policy from 36 months to 18 months, as discussed in Critical Accounting Policies, below. Mileage Plus customer accounts are deactivated after 18 months of inactivity, effective December 31, 2007. Severe winter storms in December 2007 had the estimated impact of reducing revenue by $25 million. Similarly winter storms in December 2006 had an estimated impact of reducing revenue by $40 million.

Cargo revenues increased by $20 million, or 3%, in the year ended December 31, 2007 as compared to the same period in 2006. Freight revenue increased due to both higher yields and higher volume. This increase was partially offset by a reduction in mail revenue due to lower 2007 volume as a result of the termination of the U.S. Postal Service (“USPS”) contract on June 30, 2006. United signed a new USPS contract effective April, 2007.

UAL other operating revenues decreased by $311 million, or 24%, in the year ended December 31, 2007 as compared to the same period in 2006. Lower jet fuel sales to third parties by our subsidiary UAFC accounted for $307 million of the other revenue decrease. This decrease in jet fuel sales was due to several factors, including decreased UAFC sales to our regional affiliates, our decision not to renew various low margin supply agreements to other carriers and decreased sales of excess inventory. This decrease had no material impact on the Company’s operating margin, because UAFC cost of sales decreased by $306 million in the year ended December 31, 2007 as compared to the prior year.

Operating Expenses.

2008 compared to 2007

The table below includes data related to UAL and United operating expenses. Significant fluctuations are discussed below.

	Year Ended
	December 31,		$	%
(In millions)	2008	2007	Change	Change
Aircraft fuel	$7,722	$5,003	$2,719	54.3
Salaries and related costs	4,311	4,261	50	1.2
Regional affiliates	3,248	2,941	307	10.4
Purchased services	1,375	1,346	29	2.2
Aircraft maintenance materials and outside repairs	1,096	1,166	(70)	(6.0)
Depreciation and amortization	932	925	7	0.8
Landing fees and other rent	862	876	(14)	(1.6)
Distribution expenses	710	779	(69)	(8.9)
Aircraft rent	409	406	3	0.7
Cost of third party sales	272	316	(44)	(13.9)
Goodwill impairment	2,277	—	2,277	—
Other impairment and special items	339	(44)	383	—
Other operating expenses	1,079	1,131	(52)	(4.6)

UAL total	$24,632	$19,106	$5,526	28.9

United total	$24,630	$19,099	$5,531	29.0

The increase in aircraft fuel expense and regional affiliates expense was primarily attributable to increased market prices for crude oil and related fuel products as highlighted in table below, which presents several key variances for mainline and regional affiliate aircraft fuel expense in the 2008 period as compared to the year-ago period.

	$			Average price per gallon (in cents)
	Year Ended December 31,
			%			%
(In millions, except per gallon)	2008	2007	Change	2008	2007	Change
Mainline fuel purchase cost	$7,114	$5,086	39.9	326.0	221.9	46.9
Non-cash fuel hedge (gains) losses in mainline fuel	568	(20)	—	26.0	(0.9)	—
Cash fuel hedge (gains) losses in mainline fuel	40	(63)	—	1.9	(2.7)	—

Total mainline fuel expense	7,722	5,003	54.3	353.9	218.3	62.1
Regional affiliates fuel expense(a)	1,257	915	37.4	338.8	242.7	39.6

UAL system operating fuel expense	$8,979	$5,918	51.7	351.7	221.7	58.6

Non-cash fuel hedge (gains) losses in nonoperating income (loss)	$279	$—	—
Cash fuel hedge (gains) losses in nonoperating income (loss)	249	—	—
Mainline fuel consumption (gallons)	2,182	2,292	(4.8)
Regional affiliates fuel consumption (gallons)	371	377	(1.6)

Total fuel consumption (gallons)	2,553	2,669	(4.3)

(a)	Regional affiliate fuel costs are classified as part of Regional affiliate expense.

Salaries and related costs increased $50 million in 2008. The Company’s costs in 2008 include the negative impact of average wage increases and higher benefits expense, as well as severance expense of $106 million due to the implementation of the Company’s operating plans, as more fully explained in Note 2, “Company Operational Plans,” in Combined Notes to Consolidated Financial Statements. In addition, the Company recorded $87 million of expense in 2008 from certain benefit obligation adjustments, which were primarily due to discount rate changes. These negative impacts were partially offset by lower combined profit and success sharing expense in the 2008 period as compared to the year-ago period due to the unfavorable financial results in 2008 as compared to 2007. In addition, 2008 salaries and related costs benefited from the workforce reductions completed during the year as discussed in Overview above.

Regional affiliate expense increased $307 million, or 10%, in 2008 as compared to the same period last year. Regional affiliate expense increased primarily due to a $342 million, or 37%, increase in Regional Affiliate fuel that was driven by an increase in market price for fuel as highlighted in the fuel table above. The regional affiliate operating loss was $150 million in 2008 period, as compared to income of $122 million in 2007, due to the aforementioned fuel impacts, which could not be fully offset by higher ticket prices, as Regional Affiliate revenues were only 1% higher in 2008.

The Company’s purchased services increased $29 million, or 2%, in 2008 as compared to 2007. In 2008, purchased services included a charge of $26 million related to certain projects and transactions being terminated or indefinitely postponed. In 2008, other areas of purchased services did not change significantly as compared to 2007.

Aircraft maintenance materials and outside repairs decreased 6% in 2008 as compared to 2007, primarily due to a decrease in engine and airframe maintenance associated with the retirement of the Company’s B737 fleet and more favorable engine maintenance contract rates.

Depreciation expense in 2008 was adversely impacted by $34 million of accelerated depreciation primarily related to the retirement of certain B737 and B747 aircraft and related parts and a $20 million charge to increase the inventory obsolescence reserve. This adverse impact was partially offset by reduced amortization expense in 2008 related to certain of the Company’s intangible assets that were fully amortized in 2007.

UAL landing fees and other rent decreased 2% in 2008 due to a reduction in the amount of facilities rented based upon our ongoing efforts to optimize our rented facilities consistent with our operational needs.

Distribution expenses decreased 9% in 2008 as compared to 2007 largely due to the Company’s reduction of some of its travel agency commission programs in 2008, resulting in an average commission rate reduction. In addition, the Company’s lower passenger revenues due to its capacity reductions in 2008 also contributed to the decrease in related distribution expenses.

Cost of third party sales decreased 14% year-over-year primarily due to a reduction in UAFC expenses. This decrease is consistent with the reduction in UAFC revenues.

The Company’s other operating expenses decreased 5% in 2008 compared to the year-ago period. This decrease was partly due to a $29 million litigation-settlement gain, which was recorded in other operating expenses, and decreases in several other expense categories which resulted from the Company’s cost reduction program.

Asset Impairments and Special Items.

As described in Combined Notes to Consolidated Financial Statements, in accordance with SFAS 142 and SFAS 144, as of May 31, 2008 the Company performed an interim impairment test of its goodwill, all intangible assets and certain of its long-lived assets (principally aircraft pre-delivery deposits, aircraft and related spare engines and spare parts) due to events and changes in circumstances during the first five months of 2008 that indicated an impairment might have occurred. In addition, the Company also performed an impairment test of certain aircraft fleet types as of December 31, 2008, because unfavorable market conditions for aircraft indicated potential impairment of value. The Company also performed annual indefinite-lived intangible asset impairment testing at October 1, 2008. As a result of all of its impairment testing, the Company recorded asset impairment charges of $2.6 billion as summarized in the table below. All of these impairment charges are within the mainline segment. All of the impairments other than the goodwill impairment, which is separately identified, are classified as “Other impairments and special items” in the Company’s Statements of Consolidated Operations. See Note 3, “Asset Impairments and Intangible Assets,” in Combined Notes to Consolidated Financial Statements and Critical Accounting Policies for additional information, including factors considered by management in concluding that a triggering event under SFS 142 and SFAS 144 had occurred and additional details of assets impaired.

The lease termination and other charges of $25 million primarily relate to the accrual of future rents for the B737 leased aircraft that have been removed from service and charges associated with the return of certain of these aircraft to their lessors.

(In millions)
Goodwill impairment	$2,277
Indefinite-lived intangible assets	64
Tangible assets	250

Total impairments	2,591
Lease termination and other charges	25

Total impairments and special items	$2,616

The Company recorded special operating expense credits of $44 million in 2007. These items have been classified as special because they are directly related to the resolution of bankruptcy administrative claims and are not indicative of the Company’s ongoing financial performance. See 2007 compared to 2006, below, for a discussion of these bankruptcy-related special items and Note 4, “Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code,” in Combined Notes to Consolidated Financial Statements for further information on pending matters related to the Company’s bankruptcy.

2007 compared to 2006

The table below includes the year-over-year dollar and percentage changes in UAL and United operating expenses. Significant fluctuations are discussed below.

	Successor	Combined	Successor	Predecessor
	Year	Period	Period from	Period from
	Ended	Ended	February 1 to	January 1 to
	December 31,	December 31,	December 31,	January 31,	$	%
(In millions)	2007	2006(a)	2006	2006	Change	Change
Operating expenses:
Aircraft fuel	$5,003	$4,824	$4,462	$362	$179	3.7
Salaries and related costs	4,261	4,267	3,909	358	(6)	(0.1)
Regional affiliates	2,941	2,824	2,596	228	117	4.1
Purchased services	1,346	1,246	1,148	98	100	8.0
Aircraft maintenance materials and outside repairs	1,166	1,009	929	80	157	15.6
Depreciation and amortization	925	888	820	68	37	4.2
Landing fees and other rent	876	876	801	75	—	—
Distribution expenses	779	798	738	60	(19)	(2.4)
Aircraft rent	406	415	385	30	(9)	(2.2)
Cost of third party sales	316	679	614	65	(363)	(53.5)
Special operating items	(44)	(36)	(36)	—	(8)	22.2
Other operating expenses	1,131	1,103	1,017	86	28	2.5

UAL total	$19,106	$18,893	$17,383	$1,510	$213	1.1

United total	$19,099	$18,875	$17,369	$1,506	$224	1.2

(a)	The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

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

UAL salaries and related costs remained relatively flat in 2007 as compared to 2006. The Company recognized $49 million of share-based compensation expense in 2007 as compared to $159 million in 2006. There were no significant grants in 2007 as compared to 2006, which included a large number of grants associated with the Company’s emergence from bankruptcy. Additionally, immediate recognition of 100% of the cost of awards granted to retirement-eligible employees on the grant date, together with accelerated vesting of grants within the first twelve months after the grant date, accounted for most of the decrease in share-based compensation expense. Also benefiting the 2007 period was the absence of the $22 million severance charge incurred in 2006. Offsetting the decreased share-based compensation and severance expense was a slight increase in salaries and related costs as a result of certain wage increases as well as a $110 million increase in profit sharing, including related employee taxes, which is based on annual pre-tax earnings. As noted above, this increase is due to increased pre-tax earnings and an increase in the payout percentage from 7.5% in 2006 to 15% in 2007.

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

Purchased services increased 8% in 2007 as compared to 2006, primarily due to increased information technology and other costs incurred in support of the Company’s customer and employee initiatives. Information technology expenses increased due to an increase in non-capitalizable information technology related expenditures, generally occurring during the planning and scoping phases, for new applications in 2007. In addition, airport operations handling and security costs increased due to the new USPS contract and new international routes, among other factors.

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

In 2007, United’s mainline revenues increased by 6%. During the same period of time, distribution expenses, which include commissions, GDS fees and credit card fees decreased 2% from $798 million in 2006 to $779 million in 2007. This decrease was due to cost savings realized as the Company continues to drive reductions across the full spectrum of costs of sale. Impact areas included renegotiation of contracts with various channel providers, rationalization of commission plans and programs, and continued emphasis on movement of customer purchases toward lower cost channels including online channels. Such efforts resulted in a 9% year-over-year reduction in GDS fees and commissions.

The decrease in cost of sales in 2007 as compared to 2006 was primarily due to lower UAFC third party fuel sales of $307 million as described in the discussion of revenue variances above.

Special items of $44 million in the year ended December 31, 2007 include a $30 million benefit due to the reduction in recorded accruals for pending bankruptcy litigation related to our SFO and LAX municipal bond obligations and a $14 million benefit due to the Company’s ongoing efforts to resolve certain other bankruptcy pre-confirmation contingencies. In the eleven months ended December 31, 2006, special items of $36 million included a $12 million benefit to adjust the Company’s recorded obligation for the SFO and LAX municipal bonds and a $24 million benefit related to pre-confirmation pension matters. The 2007 and 2006 special items resulted from revised estimates of the probable amount to be allowed by the Bankruptcy Court and were recorded in accordance with AICPA Practice Bulletin 11, Accounting for Preconfirmation Contingencies in Fresh-Start Reporting. See Note 4, “Voluntary Reorganization Under Chapter 11” and Note 19, “Special Items” in Combined Notes to Consolidated Financial Statements for further information on these special items and pending bankruptcy matters.

Other Income (Expense).

2008 compared to 2007

The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

			Favorable/
	Year Ended		(Unfavorable)
	December 31,		Change
(In millions)	2008	2007	$	%
Interest expense	$(523)	$(661)	$138	20.9
Interest income	112	257	(145)	(56.4)
Interest capitalized	20	19	1	5.3
Gain on sale of investment	—	41	(41)	(100.0)
Non-cash fuel hedge gain (loss)	(279)	—	(279)	—
Cash fuel hedge gain (loss)	(249)	—	(249)	—
Miscellaneous, net	(22)	2	(24)	—

UAL total	$(941)	$(342)	$(599)	(175.1)

United total	$(941)	$(339)	$(602)	(177.6)

UAL interest expense decreased $138 million, or 21%, in 2008 as compared to 2007. The 2008 period was favorably impacted by $1.5 billion of total credit facility prepayments and the February 2007 credit facility amendment, which lowered United’s interest rate on these obligations. Scheduled debt obligation repayments throughout 2008 and 2007 also reduced interest expense in 2008 as compared to 2007. The Company has a significant amount of variable-rate debt. Lower benchmark interest rates on these variable-rate borrowings also reduced the Company’s interest expense in 2008 as compared to 2007. Interest expense in 2007 included the write-off of $17 million of previously capitalized debt issuance costs associated with the February 2007 Amended Credit Facility partial prepayment, $6 million of financing costs associated with the February 2007 amendment and a gain of $22 million from a debt extinguishment. The benefit of lower interest expense in 2008 was offset by a $145 million decrease in interest income due to lower average cash and short-term investment balances and lower investment yields. See Liquidity and Capital Resources below, for further details related to financing activities.

Nonoperating fuel hedge gains (losses) relate to hedging instruments that are not classified as economic hedges. These net hedge gains (losses) are presented separately in the table above for purposes of additional analysis. These hedging gains (losses) are due to favorable (unfavorable) movements in crude oil prices relative to the fuel hedge instrument terms. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk and Note 13, “Fair Value Measurements and Derivative Instruments,” in Combined Notes to Consolidated Financial Statements for further discussion of these hedges.

There were no significant investment gains or losses in 2008 as compared to 2007 during which the Company recorded a $41 million gain on sale of investment, as discussed below under 2007 compared to 2006.

The $24 million variance in Miscellaneous, net is primarily due to unfavorable foreign exchange rate fluctuations in 2008.

2007 compared to 2006

The following table illustrates the year-over-year dollar and percentage changes in other income (expense).

	Successor	Combined	Successor	Predecessor
	Year	Period	Period from	Period from
	Ended	Ended	February 1 to	January 1 to
	December 31,	December 31,	December 31,	January 31,	Favorable	%
(In millions)	2007	2006(a)	2006	2006	(Unfavorable)	Change
Other income (expense):
Interest expense	$(661)	$(770)	$(728)	$(42)	$109	14.2
Interest income	257	249	243	6	8	3.2
Interest capitalized	19	15	15	—	4	26.7
Gain on sale of investment	41	—	—	—	41	—
Miscellaneous, net	2	14	14	—	(12)	(85.7)

UAL total	$(342)	$(492)	$(456)	$(36)	$150	30.5

United total	$(339)	$(489)	$(453)	$(36)	$150	30.7

(a)	The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

UAL interest expense decreased $109 million, or 14%, in 2007 as compared to 2006. The decrease was due to the February and December 2007 amendments and prepayments of the Amended Credit Facility, which lowered United’s interest rate on these obligations and reduced the total obligations outstanding by approximately $1.5 billion. Repayments of scheduled maturities of debt obligations and other debt refinancings, which are discussed in “Liquidity and Capital Resources,” below, also reduced interest expense. The 2007 period also included a $22 million reduction in interest expense due to the recognition of a gain on debt extinguishment. These benefits were offset by interest expense of $17 million for expensing previously capitalized debt issuance costs that were associated with the February 2007 prepayment of the Amended Credit Facility and $6 million for financing costs incurred in connection with the February amendment of the Amended Credit Facility. The $500 million Amended Credit Facility prepayment in December 2007 increased interest expense by a net of $4 million from expensing $6 million of previously capitalized credit facility costs and recording a gain of $2 million to recognize previously deferred interest rate swap gains.

UAL interest income increased $8 million, or 3%, year-over-year. Interest income increased due to the classification of $6 million of interest income as reorganization items in the January 2006 predecessor period in accordance with SOP 90-7.

The $41 million gain on sale of investment resulted from the Company’s sale of its 21.1% interest in Aeronautical Radio, Inc. (“ARINC”).

The unfavorable variances in miscellaneous income (expense) are primarily due to foreign currency transaction gains of $9 million in 2006 as compared to foreign currency transaction losses of $4 million in 2007.

Income Taxes.

The relatively small tax benefit recorded in 2008 is related to the impairment and sale of certain indefinite-lived intangible assets, partially offset by the impact of an increase in state tax rates. UAL recorded income tax expense of $297 million for the year ended December 31, 2007 based an estimated effective tax rate of 43%. See Note 8, “Income Taxes,” in Combined Notes to Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

As of the date of this Form 10-K, the Company believes it has sufficient liquidity to fund its operations for the next twelve months, including funding for scheduled repayments of debt and capital lease obligations, capital expenditures, cash deposits required under fuel hedge contracts and other contractual obligations. We expect to meet our liquidity needs in 2009 from cash flows from operations, cash and cash equivalents on hand, proceeds from new financing arrangements using unencumbered assets and proceeds from aircraft sales and sales of other assets, among other sources. While the Company expects to meet its future cash requirements in 2009, our ability to do so could be impacted by many factors including, but not limited to, the following:

•	Volatile fuel prices and the cost and effectiveness of hedging fuel prices, as described above in the Overview and Results of Operations sections, may require the use of significant liquidity in future periods. Crude oil prices have been extremely volatile and unpredictable in recent years and may become more volatile in future periods due to the current severe dislocations in world financial markets.

•	In late 2008, the price of crude oil dramatically fell from its record high in July 2008. Earlier in 2008, the Company entered into derivative contracts (including collar strategies) to hedge the risk of future price increases. As fuel prices have fallen below the floor of the collars, the Company has had, and could continue to have, significant future payment obligations at the settlement dates of these contracts. In addition, the Company has been and may in the future be further required to provide counterparties with additional cash collateral prior to such settlement dates. While the Company’s results of operations should benefit significantly from lower fuel prices on its unhedged fuel consumption, in the near term lower fuel prices could also significantly and negatively impact liquidity based on the amount of cash settlements and collateral that may be required. However, at December 31, 2008 the Company partially mitigated its exposure to further price declines by purchasing put options to effectively cover approximately 55% of its short put positions. In addition, over the longer term, lower crude oil prices will further benefit the Company as the unfavorable hedge contracts terminate and the Company realizes the benefit of lower jet fuel costs on a larger percentage of its fuel consumption. See Note 13, “Fair Value Measurements and Derivative Instruments” in Combined Notes to Consolidated Financial Statements, as well as Item 7A, Quantitative and Qualitative Disclosures Above Market Risk, for further information regarding the Company’s fuel derivative instruments.

•	The Company’s current operational plans to address the severe condition of the global economy may not be successful in improving its results of operations and liquidity:

•	The Company may not achieve expected increases in unit revenue from the capacity reductions announced by the Company and certain of its competitors. Further, certain of the Company’s competitors may not reduce capacity or may increase capacity; thereby diminishing our expected benefit from capacity reductions. The Company may also not achieve expected revenue improvements from merchandising and fee enhancement initiatives.

•	Poor general economic conditions have had, and may in the future continue to have, a significant adverse impact on travel demand, which may result in a negative impact to revenues.

•	The Company is using cash to implement its operational plans for such items as severance payments, lease termination payments, conversion of Ted aircraft and facility closure costs, among others. These cash requirements will reduce the Company’s cash available for its ongoing operations and commitments.

•	While fuel prices decreased significantly from their record high prices, fuel prices remain volatile and could increase significantly.

•	Our level of indebtedness, our non-investment grade credit rating, and general credit market conditions may make it difficult, or impossible, for us to raise capital to meet liquidity needs and/or may increase our cost of borrowing.

•	Due to the factors above, and other factors, we may be unable to comply with our Amended Credit Facility covenant that currently requires the Company to maintain an unrestricted cash balance of $1.0 billion and will also require the Company, beginning in the second quarter of 2009, to maintain a minimum ratio of EBITDAR to fixed charges. If the Company does not comply with these covenants, the lenders may accelerate repayment of these debt obligations, which would have a material adverse impact on the Company’s financial position and liquidity.

•	If a default occurs under our Amended Credit Facility or other debt obligations, the cost to cure any such default may materially and adversely impact our financial position and liquidity, and no assurance can be provided that such a default will be mitigated or cured.

Although the factors described above may adversely impact the Company’s liquidity, the Company believes it has an adequate available cash position to fund current operations. UAL’s unrestricted and restricted cash balances were $2.0 billion and $0.3 billion, respectively, at December 31, 2008. In addition, the Company has recently taken actions to improve its liquidity and believes it may access additional capital or improve its liquidity further, as described below.

•	During 2008, the Company completed several initiatives that generated unrestricted cash of more than $1.9 billion. These initiatives are described below.

•	The Company has significant additional unencumbered aircraft and other assets that may be used as collateral to obtain additional financing, as discussed below. At December 31, 2008, the Company had 62 unencumbered aircraft. As discussed in Note 23, “Subsequent Events,” in Combined Notes to Consolidated Financial Statements, in January 2009, the Company completed several financing-related transactions which generated approximately $315 million of proceeds.

•	The Company is taking aggressive actions to right-size its business including significant capacity reductions, disposition of underperforming assets and a workforce reduction, among others.

Cash Position and Liquidity.  As of December 31, 2008, approximately 50% of the Company’s cash and cash equivalents consisted of money market funds directly or indirectly invested in U.S. treasury securities with the remainder largely in money market funds that are covered by the new government money market funds guarantee program. There are no withdrawal restrictions at the present time on any of the money market funds in which the Company has invested. In addition, the Company has no auction rate securities as of December 31, 2008. Therefore, we believe our credit risk is limited with respect to our cash balances. The following table provides a summary of UAL’s net cash provided (used)

by operating, financing, investing and reorganization activities for the years ended December 31, 2008, 2007 and 2006 and total cash position as of December 31, 2008 and 2007.

	Year Ended December 31,
(In millions)	2008	2007	2006
Net cash provided (used) by operating activities	$(1,239)	$2,134	$1,562
Net cash provided (used) by investing activities	2,721	(2,560)	(250)
Net cash provided (used) by financing activities	(702)	(2,147)	782
Net cash used by reorganization activities	—	—	(23)

	As of December 31,
	2008	2007

Cash and cash equivalents	$2,039	$1,259
Short-term investments	—	2,295
Restricted cash	272	756

Cash, short-term investments & restricted cash	$2,311	$4,310

The Company’s cash and short-term investment position represents an important source of liquidity. The change in cash from 2006 to 2008 is explained below. Restricted cash primarily represents cash collateral to secure workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. We may be required to post significant additional cash collateral to meet such obligations in the future. The Company has a $255 million revolving commitment under its Amended Credit Facility, of which $254 million and $102 million had been used for letters of credit as of December 31, 2008 and 2007, respectively. In addition, under a separate agreement, the Company had $27 million of letters of credit issued as of December 31, 2008. The increase of letters of credit issued in 2008 was primarily due to the providing of alternative collateral in place of restricted cash deposits, thereby providing the Company with additional unrestricted cash.

Cash Flows from Operating Activities.

2008 compared to 2007

UAL’s cash from operations decreased by approximately $3.4 billion in 2008 as compared to 2007. This decrease was primarily due to the increased cash required for fuel purchases and operating and nonoperating cash fuel hedge losses. Mainline and regional affiliate fuel costs increased $3.1 billion in 2008 over 2007 and nonoperating expenses also increased over the same period largely due to cash and non-cash fuel hedge losses. In addition, certain counterparties to our fuel hedge instruments required the Company to provide cash collateral deposits of approximately $965 million in 2008, which negatively impacted our cash flows during this period as compared to 2007 when no similar deposits were required. A decrease in advance ticket sales also negatively impacted operating cash flow in 2008. Partially offsetting the negative impacts were $500 million of proceeds from the advanced purchase of miles by our co-branded credit card partner as part of the amendment of our marketing agreement and $100 million of proceeds from the extension of the license previously granted to our co-branded credit card partner to be the exclusive issuer of Mileage Plus Visa cards through 2017. In 2008, the Company contributed approximately $240 million and $22 million to its defined contribution plans and non-U.S. pension plans, respectively, as compared to contributions of $236 million and $14 million, respectively, in 2007 for these plans.

2007 compared to 2006

The Company’s cash from operations improved by more than $500 million year-over-year. The Company’s improvement in net income excluding primarily non-cash reorganization items, was a significant factor contributing to the increase in operating cash flows. Operating cash flows for 2007 also include the favorable impact of an increase in non-cash income tax expense of nearly $300 million as compared to 2006. In addition, cash from operations improved due to a reduction of $124 million in cash interest payments in 2007 as compared to 2006 as a result of the financing activities completed in

2007 to reduce debt and interest rates. The improvement in cash generated from operations that was due to better operating performance was further enhanced by a decrease in operating cash used for working capital. In 2007, the Company contributed approximately $236 million and $14 million to its defined contribution plans and non-U.S. pension plans, respectively, as compared to contributions of $270 million in 2006 for these plans.

Cash Flows from Investing Activities.

2008 compared to 2007

Net sales of short-term investments provided cash of $2.3 billion for UAL in 2008 as compared to cash used for net purchases of short-term investments of $2.0 billion in 2007. In 2008, the Company invested most of its excess cash in money market funds, whereas in 2007, excess cash was largely invested in short-term investments such as commercial paper. During 2008, the Company also received $357 million of cash that was previously restricted cash held by the Company’s largest credit card processor. The release of cash was part of an amendment to the Company’s co-branded credit card agreement and largest credit card processor agreement. See Credit Card Processing Agreements, below, for further discussion of the amended agreement and future cash reserve requirements.

In 2008, cash expenditures for property, equipment and software totaled approximately $455 million. Additions to property in 2008 also included $20 million of capitalized interest. In 2007, cash expenditures for property and equipment, software and capitalized interest were $639 million, $65 million and $19 million, respectively. This year-over-year decrease is primarily due to the Company’s efforts to optimize its available cash and a reduction in cash used to acquire aircraft as the 2007 capital expenditures included cash used to acquire six aircraft that were previously financed as operating leases, as discussed in 2007 compared to 2006, below.

During 2008, the Company generated $94 million from various asset sales including the sale of five B737 aircraft, spare parts, engines and slots. Certain previously existing agreements in principle to sell additional aircraft in 2008 have been terminated.

Investing cash of $274 million was generated from aircraft sold under sale-leaseback financing agreements. In 2008, United entered into a $125 million sale-leaseback involving nine previously unencumbered aircraft and a $149 million sale-leaseback involving 15 aircraft. See Note 15, “Lease Obligations,” and Note 16, “Statement of Consolidated Cash Flows—Supplemental Disclosures,” in Combined Notes to Consolidated Financial Statements for additional information related to these transactions. In addition, the Company’s investing cash flows benefited from $41 million of cash proceeds from a litigation settlement resulting in the recognition of a $29 million gain during 2008. The litigation settlement related to pre-delivery advance aircraft deposits.

2007 compared to 2006

UAL’s cash released from restricted funds was $91 million in 2007 as compared to $357 million that was provided by a decrease in the segregated and restricted funds for UAL in 2006. The significant cash generated from restricted accounts in 2006 was due to our improved financial position upon our emergence from bankruptcy. Net purchases of short-term investments used cash of $2.0 billion for UAL in 2007 as compared to cash used for net purchases of short-term investments of $0.2 billion in 2006. This change was due to investing additional excess cash in longer-term commercial paper in 2007 to increase investment yields. Investing activities in 2007 also included the Company’s use of $96 million of cash to acquire certain of the Company’s previously issued and outstanding debt instruments. The debt instruments repurchased by the Company remain outstanding. See Note 12, “Debt Obligations and Card Processing Agreements,” in Combined Notes to Consolidated Financial Statements for further information related to the $96 million of purchased debt securities.

The Company’s capital expenditures were $658 million and $362 million in 2007 and 2006, respectively, including the purchase of six aircraft during 2007. In the third quarter of 2007, the

Company purchased three 747-400 aircraft that had previously been financed by United through operating leases which were terminated at closing. The total purchase price for these aircraft was largely financed with certain proceeds from the secured EETC financing described below. These transactions did not result in any change in the Company’s fleet count of 460 mainline aircraft, or in the amount of aircraft encumbered by debt or lease agreements.

During the fourth quarter of 2007, the Company used existing cash to acquire three aircraft that were previously financed under operating lease agreements. The total purchase price of these three aircraft and the three aircraft acquired in the third quarter of 2007 was approximately $200 million. This purchase did not result in any change in the Company’s fleet count of 460 mainline aircraft, but did unencumber three aircraft.

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

Cash Flows from Financing Activities.

2008 Activity

UAL used $253 million for its special distribution to common stockholders (United issued a $257 million dividend to UAL for this distribution) and $919 million for scheduled long-term debt and capital lease payments. United used cash of $109 million in connection with an amendment to its Amended Credit Facility, as further discussed below. In 2008, the Company acquired ten aircraft that were being operated under existing leases. These aircraft were acquired pursuant to existing lease terms. Aircraft lease deposits of $155 million provided financing cash that was primarily utilized by the Company to make the final payments due under these lease obligations. Nine of these aircraft were previously recorded as capital leased assets and are now owned assets.

United completed a $241 million credit agreement secured by 26 of the Company’s currently owned and mortgaged A319 and A320 aircraft. Borrowings under the agreement were at a variable interest rate based on LIBOR plus a margin. The agreement requires periodic principal and interest payments through its final maturity in June 2019. The Company may not prepay the loan prior to July 2012. This agreement did not change the number of the Company’s unencumbered aircraft as the Company used available equity in these previously owned and mortgaged aircraft as collateral for this financing.

United also entered into an $84 million loan agreement secured by three aircraft, including two Airbus A320 and one Boeing B777. Borrowings under the agreement were at a variable interest rate based on LIBOR plus a margin. The loan requires principal and interest payments every three months and has a final maturity in June 2015.

The Company issued 11.2 million shares of UAL common stock as part of a $200 million equity offering during 2008. As of December 31, 2008, the Company had generated net proceeds of $107 million.

As of December 31, 2008, 62 aircraft with a net book value of approximately $570 million were unencumbered. The unencumbered aircraft at December 31, 2008 exclude nine aircraft which became encumbered with the December 2008 signing of a binding sale-leaseback agreement that closed in January 2009. As of December 31, 2007, the Company had 113 unencumbered aircraft with a net book value of $2.0 billion. See Note 12, “Debt Obligations and Card Processing Agreements,” in Combined Notes to Consolidated Financial Statements for additional information on assets provided as collateral by the Company.

See the Cash Flows from Investing Activities section, above, for a discussion of the Company’s 2008 sale-leaseback transactions.

2007 Activity

In 2007, the Company made a $1.0 billion prepayment on its Amended Credit Facility and made $1.1 billion of additional debt payments, which included $590 million related to the early retirement of debt. The Company prepaid an additional $500 million of the Amended Credit Facility in December 2007. In addition, the Company completed a $694 million debt issuance, which effectively refinanced the aforementioned early debt retirement and refinanced three aircraft that had been previously financed through operating lease agreements.

In 2007, the Company completed financing transactions totaling approximately $964 million which included the $694 million EETC secured financing and the $270 million Denver Airport financing. A portion of the proceeds of the $694 million EETC transaction was used to repay $590 million of debt obligations that were secured by ten previously mortgaged, owned aircraft and to finance three previously unencumbered owned aircraft. The proceeds of the Denver Airport bonds were used to refinance the former $261 million of Denver Series 1992A bonds.

In 2007, cash from aircraft lease deposits increased $80 million primarily due to the use of the deposits to purchase the three previously leased assets described above in Cash Flows from Investing Activities. This was reported as a financing cash inflow as the prepayment of the initial deposits were recorded as a financing cash outflow.

2006 Activity

During 2006, we generated proceeds of $3.0 billion from United’s new credit facility, but used approximately $2.1 billion of these proceeds to repay the $1.2 billion DIP Financing and make other scheduled and revolving payments under long-term debt and capital lease agreements.

Other 2008 and 2009 Financing Matters

In January 2009, the Company entered into a sale-leaseback agreement of nine aircraft for approximately $95 million. In addition, in January 2009, the Company generated net proceeds of $62 million from the issuance of 4.0 million shares and settlement of unsettled trades at December 31, 2008 under its $200 million common stock distribution agreement. After issuance of these shares, the Company had issued shares for gross proceeds of $172 million of the $200 million available under this stock offering, leaving $28 million available for future issuance under this program.

In January 2009, the Company entered into an amendment to its O’Hare cargo building site lease with the City of Chicago. The Company agreed to vacate its current cargo facility at O’Hare to allow the land to be used for the development of a future runway. In January 2009, the Company received $160 million from O’Hare in accordance with the lease amendment. In addition, the lease amendment requires that the City of Chicago provide the Company with another site at O’Hare upon which a replacement cargo facility could be constructed.

Future Financing.  Subject to the restrictions of its Amended Credit Facility, the Company could raise additional capital by issuing unsecured debt, equity or equity-like securities, monetizing or borrowing against certain assets or refinancing existing obligations to generate net cash proceeds. However, the availability and capacity of these funding sources cannot be assured or predicted. General economic conditions, poor credit market conditions and any adverse changes in the Company’s credit ratings could adversely impact the Company’s ability to raise capital, if needed, and could increase the Company’s cost of capital.

Credit Ratings.  In 2008, both Standard & Poor’s and Moody’s Investors Services lowered the Company’s credit ratings. Standard & Poor’s lowered its ratings from a corporate credit rating of B (outlook stable) to B- (outlook negative) reflecting expected losses and reduced operating cash flow due to volatile fuel prices. Meanwhile, Moody’s Investor Services lowered UAL’s corporate family from “B2” to “Caa1” with a negative outlook and its secured bank rating from “B1” to “B3,” citing record-high fuel prices and the weak U.S. economy. These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.

Amended Credit Facility Covenants.  The Company’s Amended Credit Facility requires compliance with certain covenants. The Company was in compliance with all of its Amended Credit Facility covenants as of December 31, 2008 and 2007. In May 2008, the Company amended the terms of certain financial covenants of the Amended Credit Facility. A summary of financial covenants, after the May amendment, is included below.

Beginning with the second quarter of 2009, the Company must maintain a specified minimum ratio of EBITDAR to the sum of the following fixed charges for all applicable periods: (a) cash interest expense and (b) cash aircraft operating rental expense. EBITDAR represents earnings before interest expense net of interest income, income taxes, depreciation, amortization, aircraft rent and certain other cash and non-cash credits and charges as further defined by the Amended Credit Facility. The other adjustments to EBITDAR include items such as foreign currency transaction gains or losses, increases or decreases in our deferred revenue obligation, share-based compensation expense, non-recurring or unusual losses, any non-cash non-recurring charge or non-cash restructuring charge, a limited amount of cash restructuring charges, certain cash transaction costs incurred with financing activities and the cumulative effect of a change in accounting principle.

The Amended Credit Facility also requires compliance with the following financial covenants: (i) a minimum unrestricted cash balance of $1.0 billion, and (ii) a minimum ratio of market value of collateral to the sum of (a) the aggregate outstanding amount of the loans plus (b) the undrawn amount of outstanding letters of credit, plus (c) the unreimbursed amount of drawings under such letters of credit and (d) the termination value of certain interest rate protection and hedging agreements with the Amended Credit Facility lenders and their affiliates, of 150% at any time, or 200% at any time following the release of Primary Routes having an appraised value in excess of $1 billion (unless the Primary Routes are the only collateral then pledged).

The requirement to meet a fixed charge coverage ratio was suspended for the four quarters beginning with the second quarter of 2008 and ending with the first quarter of 2009 and thereafter is determined as set forth below:

Number of		Required
Preceding Months Covered	Period Ending	Coverage Ratio
Three	June 30, 2009	1.0 to 1.0
Six	September 30, 2009	1.1 to 1.0
Nine	December 31, 2009	1.2 to 1.0
Twelve	March 31, 2010	1.3 to 1.0
Twelve	June 30, 2010	1.4 to 1.0
Twelve	September 30, 2010 and each quarter ending thereafter	1.5 to 1.0

The Amended Credit Facility contains a cross default provision with respect to other credit arrangements that exceed $50 million. Although the Company was in compliance with all required financial covenants as of December 31, 2008, and the Company is not required to comply with a fixed charge coverage ratio until the three month period ending June 30, 2009, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company’s ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

Credit Card Processing Agreements.  The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company’s card processing agreements, the financial institutions either require, or have the right to require, that United maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation (referred to as “relevant advance ticket sales”). As of December 31, 2008, the Company had advance ticket sales of approximately $1.5 billion of which approximately $1.3 billion relates to credit card sales.

In November 2008, United entered into an amendment for its card processing agreement with Paymentech and JPMorgan Chase Bank (the “Amendment”) that suspends until January 20, 2010 the requirement for United to maintain additional cash reserves with this processor of bank cards (above the current cash reserve of $25 million at December 31, 2008) if United’s month-end balance of unrestricted cash, cash equivalents and short-term investments falls below $2.5 billion. In exchange for this benefit, United has granted the processor a security interest in certain of United’s owned aircraft with a current appraised value of at least $800 million. United also has agreed that such security interest collateralizes not only United’s obligations under the processing agreement, but also United’s obligations under United’s Amended and Restated Co-Branded Card Marketing Services Agreement. United has an option to terminate the Amendment prior to January 20, 2010, in which event the parties’ prior credit card processing reserve arrangements under the processing agreement will go back into effect.

After January 20, 2010, or in the event United terminates the Amendment, and in addition to certain other risk protections provided to the processor, the amount of any such reserve will be determined based on the amount of unrestricted cash held by the Company as defined under the Amended Credit Facility. If the Company’s unrestricted cash balance is more than $2.5 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if the Company’s unrestricted cash is less than $2.5 billion, its required reserve will increase to a percentage of relevant advance ticket sales as summarized in the following table:

Required % of
Total Unrestricted Cash Balance(a)	Relevant Advance Ticket Sales

Less than $2.5 billion	15%
Less than $2.0 billion	25%
Less than $1.0 billion	50%

(a)	Includes unrestricted cash, cash equivalents and short-term investments at month-end, including certain cash amounts already held in reserve, as defined by the agreement.

If the November 2008 Amendment had not been in effect as of December 31, 2008, the Company would have been required to post an additional $132 million of reserves based on an actual unrestricted cash, cash equivalents and short-term investments balance of between $2.0 billion and $2.5 billion at December 31, 2008.

United’s card processing agreement with American Express expired on February 28, 2009 and was replaced by a new agreement on March 1, 2009 which has an initial five year term. As of December 31, 2008, there were no required reserves under this card agreement, and no reserves were required up through the date of expiration.

Under the new agreement, in addition to certain other risk protections provided to American Express, the Company will be required to provide reserves based primarily on its unrestricted cash balance and net current exposure as of any calendar month-end measurement date, as summarized in the following table:

Required % of
Total Unrestricted Cash Balance(a)	Net Current Exposure(b)

Less than $2.4 billion	15%
Less than $2.0 billion	25%
Less than $1.35 billion	50%
Less than $1.2 billion	100%

(a)	Includes unrestricted cash, cash equivalents and short-term investments at month-end, including certain cash amounts already held in reserve, as defined by the agreement.

(b)	Net current exposure equals relevant advance ticket sales less certain exclusions, and as adjusted for specified amounts payable between United and the processor, as further defined by the agreement.

The new agreement permits the Company to provide certain replacement collateral in lieu of cash collateral, as long as the Company’s unrestricted cash is above $1.35 billion. Such replacement collateral may be pledged for any amount of the required reserve up to the full amount thereof, with the stated value of such collateral determined according to the agreement. Replacement collateral may be comprised of aircraft, slots and routes, real estate or other collateral as agreed between the parties.

In the near term, the Company will not be required to post reserves under the new American Express agreement as long as unrestricted cash as measured at each month-end, and as defined in the agreement, is equal to or above $2.0 billion.

If the terms of the new agreement had been in place at December 31, 2008, and ignoring the near term protection in the preceding sentence, the Company would have been required to provide collateral of approximately $40 million.

An increase in the future reserve requirements as provided by the terms of either or both the Company’s material card processing agreements could materially reduce the Company’s liquidity.

Capital Commitments and Off-Balance Sheet Arrangements.  The Company’s business is very capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. In the past, the Company has funded the acquisition of aircraft through outright purchase, by issuing debt, by entering into capital or operating leases, or through vendor financings. The Company also often enters into long-term lease commitments with airports to ensure access to terminal, cargo, maintenance and other required facilities.

The table below provides a summary of UAL’s material contractual obligations as of December 31, 2008.

	One year	Years	Years	After
(In millions)	or less	2 and 3	4 and 5	5 years	Total
Long-term debt, including current portion(a)	$782	$1,821	$682	$3,743	$7,028
Interest payments(b)	336	511	368	1,228	2,443
Capital lease obligations
Mainline(c)	231	789	280	520	1,820
United Express(c)	6	10	10	—	26
Aircraft operating lease obligations
Mainline	351	646	603	655	2,255
United Express(d)	441	869	750	1,090	3,150
Other operating lease obligations	553	975	801	2,798	5,127
Postretirement obligations(e)	146	295	281	701	1,423
Legally binding capital purchase commitments(f)	229	332	28	—	589

Total	$3,075	$6,248	$3,803	$10,735	$23,861

(a)	Long-term debt includes $113 million of non-cash obligations as these debt payments are made directly to the creditor by a company that leases three aircraft from United. The creditor’s only recourse to United is repossession of the aircraft.

(b)	Future interest payments on variable rate debt are estimated using estimated future variable rates based on a yield curve.

(c)	Mainline includes non-aircraft capital lease payments of approximately $6 million in each of the years 2009 through 2011. United Express payments are all for aircraft. United has lease deposits of $326 million in separate accounts to meet certain of its future lease obligations.

(d)	Amounts represent lease payments that are made by United under capacity agreements with the regional carriers who operate these aircraft on United’s behalf.

(e)	Amounts represent postretirement benefit payments, net of subsidy receipts, through 2018. Benefit payments approximate plan contributions as plans are substantially unfunded. Not included in the table above are contributions related to the Company’s foreign pension plans. The Company does not have any significant contributions required by government regulations. The Company’s expected pension plan contributions for 2009 are $10 million.

(f)	Amounts exclude nonbinding aircraft orders of $2.4 billion. Amounts are excluded because, as discussed further in Overview above, these orders are not legally binding purchase orders. The Company may cancel its orders, which would result in forfeiture of its deposits. Amounts include commitments to upgrade international aircraft with our premium travel experience product. These aircraft commitments were not significantly impacted by the Company’s recently announced capacity reductions as the international aircraft are only a small portion of the fleet reductions.

See Note 1(i), “Summary of Significant Accounting Policies—United Express,” Note 9, “Retirement and Postretirement Plans,” Note 12, “Debt Obligations and Card Processing Agreements,” and Note 15, “Lease Obligations,” in Combined Notes to Consolidated Financial Statements for additional discussion of these items.

Off-Balance Sheet Arrangements.  An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company. The Company’s off-balance sheet arrangements include operating leases, which are summarized in the contractual obligations table, above, and certain municipal bond obligations, as discussed below, and letters of credit, of which $281 million were outstanding at December 31, 2008.

Certain municipalities have issued municipal bonds on behalf of United to finance the construction of improvements at airport-related facilities. The Company also leases facilities at airports where municipal bonds funded at least some of the construction of airport-related projects. At December 31, 2008, the Company guaranteed interest and principal payments on $270 million in principal of such bonds that were originally issued in 1992, subsequently refinanced in 2007, and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The outstanding bonds and related guarantee are not recorded in the Company’s Statements of Consolidated Financial Position in accordance with GAAP. The related lease agreement is accounted for as an operating lease with the associated rent expense recorded on a straight-line basis. The annual lease payments through 2023 and the final payment for the principal amount of the bonds are included in the operating lease payments in the contractual obligations table above. For further details, see Note 14, “Commitments, Contingent Liabilities and Uncertainties—Guarantees and Off-Balance Sheet Financing,” in Combined Notes to Consolidated Financial Statements.

Fuel Consortia.  The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2008, approximately $1.2 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines have provided indirect guarantees of the debt. United’s exposure is approximately $226 million principal amount of such bonds based on its recent consortia participation. The Company’s exposure could increase if the participation of other carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2010 to 2028. The Company did not record a liability at the time these indirect guarantees were made.

Other Information

Foreign Operations.  The Company’s Statements of Consolidated Financial Position reflect material amounts of intangible assets related to the Company’s Pacific and Latin American route authorities and its operations at London’s Heathrow Airport. Because operating authorities in international markets are governed by bilateral aviation agreements between the U.S. and foreign countries, changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could adversely impact, and significantly impair, the value of our international route authorities and other assets. Significant changes in such policies could also have a material impact on the Company’s operating revenues and expenses and results of operations. For further information, see Note 3, “Asset Impairments and Intangible Assets” in Combined Notes to Consolidated Financial Statements, Item 1, Business—International Regulation and Item 7A, Quantitative and Qualitative Disclosures above Market Risk for further information on the Company’s foreign currency risks associated with its foreign operations.

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

Passenger Revenue Recognition.  The value of unused passenger tickets and miscellaneous charge orders (“MCOs”) is included in current liabilities as advance ticket sales. United records passenger ticket sales and tickets sold by other airlines for use on United as operating revenues when the transportation is provided or when the ticket expires. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Fees charged in association with changes or extensions to non-refundable tickets are recorded as passenger revenue at the time the fee is collected. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company’s additional service to modify a previous reservation. Therefore, the pricing of the change fee and the initial customer reservation are separately determined and represent distinct earnings processes. Refundable tickets expire after one year. MCOs can be either exchanged for a passenger ticket or refunded after issuance. United records an estimate of tickets that have been used, but not recorded as revenue due to system processing errors, as revenue in the month of sale based on historical results. United also records an estimate of MCOs that will not be exchanged or refunded as revenue ratably over the redemption period based on historical results. Due to complex industry pricing structures, refund and exchange policies and interline agreements with other airlines, certain amounts are recognized as revenue using estimates both as to the timing of recognition and the amount of revenue to be recognized. These estimates are based on the evaluation of actual historical results.

Accounting for Frequent Flyer Program Miles Sold to Third Parties and the Advanced Purchase of Miles.  The Company has an agreement with its co-branded credit card partner that requires our partner to purchase miles in advance of when miles are awarded to the co-branded partner’s cardholders (referred to as “pre-purchased miles”). The pre-purchased miles are deferred when received by United in our Statements of Consolidated Financial Position as “Advanced purchase of miles.” The Company amended its agreement with its co-branded credit card partner in 2008. See Note 17, “Advanced Purchase of Miles,” in Combined Notes to Consolidated Financial Statements for a description of this agreement and its 2008 amendment. Subsequently, when our credit card partner awards pre-purchased miles to its cardholders, we transfer the related air transportation element for the awarded miles from “Advanced purchase of miles” to “Mileage Plus deferred revenue” at estimated fair value and record the residual marketing element as “Other operating revenue”. The deferred revenue portion is then subsequently recognized as passenger revenue when transportation is provided in exchange for the miles awarded. Accounting for the Company’s air transportation element and marketing elements are described below:

Other Frequent Flyer Accounting Policies.

Air Transportation Element.  The Company defers the portion of the sales proceeds that represents estimated fair value of the air transportation and recognizes that amount as revenue when transportation is provided. The fair value of the air transportation component is determined based upon the equivalent ticket value of similar fares on United and amounts paid to other airlines for miles. The initial revenue deferral is presented as “Mileage Plus deferred revenue” on our Statements of Consolidated Financial Position. When recognized, the revenue related to the air transportation component is classified as “passenger revenues” in our Statements of Consolidated Operations.

Marketing-related element.  The amount of revenue from the marketing-related element is determined by subtracting the fair value of the air transportation from the total sales proceeds. The residual portion of the sales proceeds related to marketing activities is recognized when miles are awarded. This portion is recognized as “Other operating revenues” in our Statements of Consolidated Operations.

The Company’s frequent flyer obligation was recorded at fair value at February 1, 2006, the effective date of the Company’s emergence from bankruptcy. The deferred revenue measurement method used to record fair value of the frequent flyer obligation on and after the Effective Date is to allocate an equivalent weighted-average ticket value to each outstanding mile, based upon projected redemption patterns for available award choices when such miles are consumed. Such value is estimated assuming redemptions on both United and other participating carriers in the Mileage Plus program and by estimating the relative proportions of awards to be redeemed by class of service within broad geographic regions of the Company’s operations, including North America, Atlantic, Pacific and Latin America.

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

Management must also estimate the expected redemption patterns of Mileage Plus customers, who have a number of different award choices when redeeming their miles, each of which can have materially different estimated fair values. Such choices include different classes of service (first, business and several coach award levels), as well as different flight itineraries, such as domestic and international routings and different itineraries within domestic and international regions of United’s and other participating carriers’ route networks. Customer redemption patterns may also be influenced by program changes, which occur from time to time and introduce new award choices, or make material changes to the terms of existing award choices. Management must often estimate the probable impact of such program changes on future customer behavior, which requires the use of significant judgment. Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer mileage redemption behavior to patterns which are not consistent with historical behavior can result in material changes to deferred revenue balances, and to recognized revenue.

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

The Company recognizes revenue related to expected expired miles over the estimated redemption period. The Company’s estimate of the expected expiration of miles requires significant management judgment. In early 2007, the Company announced that it was reducing the expiration period for inactive accounts from 36 months to 18 months effective December 31, 2007. The change in the expiration period increased revenues by $246 million in 2007. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance, as well as recognized revenues from the program. In 2008, the Company updated certain of its assumptions related to the recognition of revenue for expiration of miles. Based on additional analysis of mileage redemption and expiration patterns, the Company revised the estimated number of miles that are expected to expire from 15% to 24% of earned miles, including miles that will expire or go unredeemed for reasons other than account deactivation. In 2008, the Company also extended the total time period over which revenue from its expiration of miles is recognized based upon the estimated period of miles redemption. This change did not materially impact the Company’s Mileage Plus revenue recognition in 2008.

As of December 31, 2008 and 2007, the Company’s outstanding number of miles was approximately 478.2 billion and 488.4 billion, respectively. The Company estimates that approximately 362.0 billion of the outstanding miles at December 31, 2008 will ultimately be redeemed based on assumptions as of December 31, 2008. At December 31, 2008, a hypothetical 1% change in the Company’s outstanding number of miles or the weighted-average ticket value has approximately a $50 million effect on the liability.

Impairment Testing.  In accordance with SFAS 142 and SFAS 144 as of May 31, 2008, the Company performed an interim impairment test of its goodwill, all intangible assets and certain of its long-lived assets (principally aircraft and related spare engines and spare parts) due to events and changes in circumstances that indicated an impairment might have occurred. The Company also performed annual impairment testing of indefinite-lived intangible assets as of October 1, 2008 and further tested the potential impairment of certain tangible assets as of December 31, 2008.

Factors deemed by management to have collectively constituted a potential impairment triggering event as of May 31, 2008 included record high fuel prices, significant losses in the first and second quarters of 2008, a softening U.S. economy, analyst downgrade of UAUA common stock, rating agency changes in outlook for the Company’s debt instruments from stable to negative, the announcement of the planned removal from UAL’s fleet of 100 aircraft in 2008 and 2009 and a significant decrease in the fair value of the Company’s outstanding equity and debt securities during the first five months of 2008, including a decline in UAL’s market capitalization to significantly below book value. The Company’s consolidated fuel expense increased by more than 50% during this period.

As a result of the interim impairment testing performed as of May 31, 2008 and December 31, 2008, the Company recorded impairment charges during the year as presented in the table below. All of these impairment charges are within the mainline segment. All of the impairments other than the goodwill impairment, which is separately identified, are classified as “Other impairments and special items” in the Company’s Statements of Consolidated Operations.

Year Ended
December 31,
(In millions)	2008
Goodwill impairment	$2,277
Indefinite-lived intangible assets:
Codeshare agreements	44
Tradenames	20

Intangible asset impairments	64
Tangible assets:
Pre-delivery advance deposits including related capitalized interest	105
B737 aircraft, B737 spare parts and other	145

Aircraft and related deposit impairments	250

Total impairments	$2,591

Discussed below is the methodology used for each type of asset impairment shown in the table above.

Accounting for Long-Lived Assets.  The net book value of operating property and equipment for UAL was $10.3 billion and $11.4 billion at December 31, 2008 and 2007, respectively. In addition to the original cost of these assets, as adjusted by fresh-start reporting as of February 1, 2006, their recorded value is impacted by a number of accounting policy elections, including the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.

For purposes of testing impairment of long-lived assets at May 31, 2008, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. The Company grouped its aircraft by fleet type to perform this evaluation and used data and assumptions through May 31, 2008. The estimated undiscounted cash flows were dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices) and other relevant assumptions. If estimates of fair value were required, fair value was estimated using the market approach. Asset appraisals, published aircraft pricing guides and recent transactions for similar aircraft were considered by the Company in its market value determination. As of May 31, 2008, based on the results of these tests, the Company determined that an impairment of $36 million existed which was attributable to the Company’s fleet of owned B737 aircraft and related spare parts. As described in Overview above, the Company is retiring its entire B737 fleet earlier than originally planned. The Company recorded an additional $2 million of impairment for other assets in the second quarter of 2008. Subsequently in the fourth quarter of 2008, the Company determined it was necessary to perform an impairment test of certain of its operating fleet due to changes in market conditions for aircraft which indicated a potential impairment of value. This impairment analysis resulted in an additional fourth quarter impairment charge of $107 million related to the Company’s B737 fleet. This additional impairment charge was due to changes in market conditions and other conditions, including but not limited to the cancellation of multiple letters of intent that the Company had to sell B737 aircraft, that occurred since the impairment testing performed in the second quarter of 2008.

Due to the unfavorable economic and industry factors described above, the Company also determined in the second quarter of 2008 that it was required to test its $91 million of pre-delivery aircraft deposits for impairment. The Company determined that these aircraft deposits were completely impaired and recorded an impairment charge to write-off their full carrying value and $14 million of related capitalized interest. The Company believes that it is highly unlikely that it will take these future aircraft deliveries and will therefore be required to forfeit the $91 million of deposits, which are not transferable.

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

Due to extreme fuel price volatility, tight credit markets, uncertain economic environment, as well as other factors and uncertainties, the Company can provide no assurance that a material impairment charge of aircraft or indefinite-lived intangible assets will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in the market for these aircraft. Such changes could result in a greater supply and lower demand for certain aircraft types as other carriers announce plans to retire similar aircraft. The Company will continue to monitor circumstances and events in future periods to determine whether additional interim asset impairment testing is warranted.

Except for the adoption of fresh-start reporting at February 1, 2006, whereby the Company remeasured long-lived assets at fair value, it is the Company’s policy to record assets acquired, including aircraft, at acquisition cost. Depreciable life is determined through economic analysis, such as reviewing existing fleet plans, obtaining appraisals and comparing estimated lives to other airlines that operate similar fleets. Older generation aircraft are assigned lives that are generally consistent with the experience of United and the practice of other airlines. As aircraft technology has improved, useful life has increased and the Company has generally estimated the lives of those aircraft to be 30 years. Residual values are estimated based on historical experience with regard to the sale of both aircraft and spare parts and are established in conjunction with the estimated useful lives of the related fleets. Residual values are based on current dollars when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life. Both depreciable lives and residual values are revised periodically to recognize changes in the Company’s fleet plan and other relevant information. A one year increase in the average depreciable life of our flight equipment would reduce annual depreciation expense on flight equipment by approximately $18 million.

Accounting for Goodwill and Intangible Assets.  Upon the implementation of fresh-start reporting (see Note 4, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting,” in Combined Notes to Consolidated Financial Statements) the Company’s assets, liabilities and equity were generally valued at their respective fair values. The excess of reorganization value over the fair value of net tangible and identifiable intangible assets and liabilities was recorded as goodwill in the accompanying Statements of Consolidated Financial Position on the Effective Date. The entire goodwill amount of $2.3 billion at December 31, 2007 was allocated to the mainline reporting segment. In addition, the adoption of fresh-start reporting resulted in the recognition of $2.2 billion of indefinite-lived intangible assets.

In accordance with SFAS 142, the Company applies a fair value-based impairment test to the book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. An impairment charge could have a material adverse effect on the Company’s financial position and results of operations in the period of recognition. The Company tested its goodwill and other indefinite-lived intangible assets for impairment during its annual impairment test as of October 1, 2007 and as part of its interim test as of May 31, 2008. The interim testing resulted in the total impairment of the Company’s goodwill and partial impairment of other indefinite-lived intangible assets. The Company also performed its annual interim test of indefinite-lived intangible assets as of October 1, 2008.

Goodwill—2008 Interim Impairment Test

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

In Step Two of the impairment test, the Company determined the implied fair value of goodwill of the mainline reporting unit by allocating the fair value of the reporting unit determined in Step One to all the assets and liabilities of the mainline reporting unit, including any recognized and unrecognized intangible assets, as if the mainline reporting unit had been acquired in a business combination and the fair value of the mainline reporting unit was the acquisition price. As a result of the Step Two testing, the Company determined that goodwill was completely impaired and therefore recorded an impairment charge to write-off the full value of goodwill.

Indefinite-lived Intangible Assets

The Company utilized appropriate valuation techniques to separately estimate the fair values of all of its indefinite-lived intangible assets as of May 31, 2008 and compared those estimates to related carrying values. Tested assets included tradenames, international route authorities, London Heathrow slots and codesharing agreements. The Company used a market or income valuation approach, as described above, to estimate fair values. Based on the preliminary results of this testing, the Company recorded $80 million of impairment charges during the second quarter of 2008 and in the third quarter of 2008 reduced the impairment charge by $16 million as a result of the finalization of the impairment testing. No impairments of indefinite-lived intangible assets resulted from the Company’s annual impairment test performed as of October 1, 2008.

Other Postretirement Benefit Accounting.  The Company accounts for other postretirement benefits using Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (“SFAS 106”) and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). For the year ended December 31, 2006, the Company adopted SFAS 158, which requires the Company to recognize the difference between plan assets and obligations, or the plan’s funded status, in its Statements of Consolidated Financial Position. Under these accounting standards, other postretirement benefit expense is recognized on an accrual basis over employees’ approximate service periods and is generally calculated independently of funding decisions or requirements. The Company has not been required to pre-fund its current and future plan obligations, which has resulted in a significant net obligation, as discussed below.

The fair value of plan assets at December 31, 2008 and 2007 was $57 million and $56 million, respectively, for the other postretirement benefit plans. The benefit obligation was $2.0 billion for the other postretirement benefit plans at both December 31, 2008 and 2007. The difference between the plan assets and obligations has been recorded in the Statements of Consolidated Financial Position. Detailed information regarding the Company’s other postretirement plans, including key assumptions, is included in Note 9, “Retirement and Postretirement Plans,” in Combined Notes to Consolidated Financial Statements.

The following provides a summary of the methodology used to determine the assumptions disclosed in Note 9, “Retirement and Postretirement Plans,” in Combined Notes to Consolidated Financial Statements. The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the expected return on plan assets. The discount rates were based on the construction of theoretical corporate bond portfolios, adjusted according to the timing of expected cash flows for the payment of the Company’s future postretirement obligations. A yield curve was developed based on a subset of these bonds (those with yields between the 10th and 90th percentiles). The projected cash flows were matched to this yield curve and a present value developed, which was then calibrated to develop a single equivalent risk-adjusted discount rate.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under the applicable accounting standards, those gains and losses are not required to be recognized currently as other postretirement expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees. The Company’s accounting policy is to not apply the corridor approach available under SFAS 106 with respect to amortization of amounts included in accumulated other comprehensive income. Under the corridor approach, amortization of any gain or loss in accumulated other comprehensive income is only required if, at the beginning of the year, the accumulated gain or loss exceeds 10% of the greater of the benefit obligation or the fair value of assets. If amortization is required, the minimum amount outside the corridor divided by the average remaining service period of active employees is recognized as expense. The corridor approach is intended to reduce volatility of amounts recorded in pension expense each year. Since the Company has elected not to apply the corridor approach, all gains and losses in accumulated other comprehensive income are amortized and included in pension expense each year. At December 31, 2008 and 2007, the Company had unrecognized actuarial gains of $286 million and $254 million, respectively, recorded in accumulated other comprehensive income for its other postretirement benefit plans.

Valuation Allowance for Deferred Tax Assets.  At December 31, 2008, the Company had valuation allowances against its deferred tax assets of approximately $2.9 billion. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized. Future realization depends on the existence of sufficient taxable income within the carry forward period available under the tax law. Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry back years and tax planning strategies. These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years. A recent history of losses would make difficult a determination that a valuation allowance is not needed.

In forming a judgment about the future realization of our deferred tax assets, management considered both the positive and negative evidence of realizability and gave significant weight to the negative evidence from our cumulative losses for recent years. Management will continue to assess this situation and make appropriate adjustments to the valuation allowance based on its evaluation of the positive and negative evidence existing at that time. We are currently unable to forecast when there will be sufficient positive evidence for us to reverse the remainder of the valuation allowances that we have recorded. Through December 31, 2008, any reversals of valuation allowance would have reduced goodwill, if any, then intangible assets. See Note 1(p), “Summary of Significant Accounting Policies—New Accounting Pronouncements,” for information regarding the effect of changes to this method of accounting for valuation allowance reversals, if any, on the Company’s results of operations and financial condition after it adopts Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, on January 1, 2009. See Note 8, “Income Taxes,” in Combined Notes to Consolidated Financial Statements for additional information.

New Accounting Pronouncements.  For detailed information, see Note 1(p), “Summary of Significant Accounting Policies—New Accounting Pronouncements,” in Combined Notes to Consolidated Financial Statements.

Forward-Looking Information

Certain statements throughout Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward-looking and thus reflect the Company’s current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to United’s operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as “expects,” “will,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook” and similar expressions are intended to identify forward-looking statements.

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of financing arrangements; the costs and availability of financing; its ability to execute its business plan; its ability to realize benefits from its resource optimization efforts and cost reduction initiatives; its ability to utilize its net operating losses; its ability to attract, motivate and/or retain key employees; its ability to attract and retain customers; demand for transportation in the markets in which it operates; general economic conditions (including interest rates, foreign currency exchange rates, crude oil prices, costs of aviation fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aviation fuel, including its ability to meet the liquidity requirements of cash deposits which may be required from time to time under hedge agreements; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; labor costs; industry consolidation; competitive pressures on pricing and on demand; capacity decisions of United and/or its competitors; U.S. or foreign governmental legislation, regulation and other actions, including open skies agreements; its ability to maintain satisfactory labor relations; any disruptions to operations due to any potential actions by its labor groups; weather conditions; and other risks and uncertainties set forth under Item 1A, Risk Factors of this Form 10-K, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Currency Exchange Rate Risks.  United’s exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and short-term investments. The Company does not use derivative financial instruments in its investment portfolio. United’s policy is to manage interest rate risk through a combination of fixed and variable rate debt and by entering into swap agreements, depending upon market conditions. A portion of United’s aircraft lease obligations and related accrued interest ($306 million in equivalent U.S. dollars at December 31, 2008) is denominated in foreign currencies that expose the Company to risks associated with changes in foreign exchange rates. To hedge against this risk, United has placed foreign currency deposits ($306 million in equivalent U.S. dollars at December 31, 2008), primarily for euros, to meet foreign currency lease obligations denominated in that respective currency. Since unrealized mark-to-market gains or losses on the foreign currency deposits are offset by the losses or gains on the foreign currency obligations, United has hedged its overall exposure to foreign currency exchange rate volatility with respect to its foreign lease deposits and obligations. The fair value of these deposits is determined based on the present value of future cash flows using an appropriate swap rate. The fair value of long-term debt is predominantly based on the present value of future cash flows using a U.S. Treasury rate that matches the remaining life of the instrument, adjusted by a credit spread and, to a lesser extent, on the quoted market prices for the same or similar instruments. The table below presents information as of December 31, 2008 about certain of the Company’s financial instruments that are sensitive to changes in interest and exchange rates. Amounts shown below are the same for both UAL and United, except as noted.

							2008		2007
	Expected Maturity Date							Fair		Fair
(Dollars in millions)	2009	2010	2011	2012	2013	Thereafter	Total	Value	Total	Value
UAL ASSETS
Cash equivalents
Fixed rate(a)	$2,039	$—	$—	$—	$—	$—	$2,039	$2,039	$3,554	$3,554
Avg. interest rate	1.02%	—	—	—	—	—	1.02%		5.08%
Lease deposits
Fixed rate—EUR deposits	$21	$228	$15	$—	$—	$—	$264	$330	$428	$511
Accrued interest	7	28	7	—	—	—	42		69
Avg. interest rate	3.95%	6.86%	4.41%	—	—	—	6.45%		6.54%
Fixed rate—USD deposits	$—	$11	$—	$—	$—	$—	$11	$21	$11	$20
Accrued interest	—	9	—	—	—	—	9		8
Avg. interest rate	—	6.49%	—	—	—	—	6.49%		6.49%

UAL LONG-TERM DEBT(a)
U. S. Dollar denominated
Variable rate debt	$205	$262	$186	$186	$207	$1,594	$2,640	$1,524	$2,510	$2,405
Avg. interest rate	3.40%	3.34%	3.26%	3.19%	3.11%	3.02%	3.24%		6.18%
Fixed rate debt	$577	$690	$683	$228	$61	$2,149	$4,388	$2,668	$4,834	$4,391
Avg. interest rate	6.38%	6.24%	6.11%	5.89%	5.78%	5.73%	6.09%		6.40%

(a)	Amounts also represent United except that in 2008, United’s carrying value and fair value of its cash equivalents and debt obligations are approximately $6 million and $2 million, respectively, lower than the reported UAL amounts. The reported 2007 cash equivalents balance includes cash of $1.3 billion with a weighted average rate of 5.12% and short-term investments of $2.3 billion with a weighted average rate of 5.04%. United’s 2007 cash equivalents and debt obligations were approximately $56 million and $3 million, respectively, lower than the amounts reported for UAL.

In addition to the cash equivalents included in the table above, UAL and United have $54 million and $50 million of short-term restricted cash, respectively, and $218 million and $217 million, respectively, of long-term restricted cash. As discussed in Note 1(d), “Summary of Significant Accounting Policies—Cash and Cash Equivalents, Short-Term Investments and Restricted Cash” in Combined Notes to Consolidated Financial Statements, this cash is being held in restricted accounts primarily for workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process United’s credit card ticket sales. Due to the short term nature of these cash balances, their carrying values approximate their fair values. The Company’s interest income is exposed to changes in interest rates on these cash balances. During 2007, the Company also repurchased certain of its own debt instruments, which remain outstanding and have a fair value and carrying value of $46 million at

December 31, 2008. The Company recognizes changes in fair value of these securities through other comprehensive income; however, on a net basis, the Company is not exposed to market risk due to the existence of offsetting changes in the fair value of the Company’s related debt obligations.

The material changes in the amounts reported in the table above for 2008 as compared to 2007 include the following: (1) cash and short-term investments decreased by approximately $1.5 billion primarily due to cash used for operating activities as discussed in Liquidity above; (2) lease deposits decreased by $190 million due to scheduled payments and aircraft acquisitions under lease agreement terms; and (3) debt obligations decreased by $316 million primarily due to scheduled debt repayments in 2008, which were partially offset by new debt issuances in 2008. The interest rate on the Company’s cash and variable rate debt decreased in 2008, as compared to 2007, primarily due to a decrease in market interest rates.

Commodity Price Risk (Jet Fuel).  Our results of operations and liquidity have been, and may continue to be, materially impacted by changes in the price of aircraft fuel and other oil-related commodities and related derivative instruments. When market conditions indicate risk reduction is achievable, United may use commodity option contracts or other derivative instruments to reduce its price risk exposure to jet fuel. The Company’s derivative positions are typically comprised of crude oil, heating oil and jet fuel derivatives. The derivative instruments are designed to provide protection against increases in the price of aircraft fuel. Some derivative instruments may result in hedging losses if the underlying commodity prices drop below specified floors; however, the negative impact of these losses may be offset by the benefit of lower jet fuel acquisition cost since the Company typically does not hedge all of its fuel consumption. United may adjust its hedging program based on changes in market conditions. At December 31, 2008, the fair value of United’s fuel-related derivatives was a payable of $867 million, as compared to a receivable of $20 million at December 31, 2007. The primary reason for this change was due to the dramatic spike in fuel prices through July 2008 and the subsequent fuel price decreases in the latter part of 2008. At December 31, 2008, the fuel derivative payables includes $140 million related to pending settlements for purchased options and expired contracts.

As of December 31, 2008, the Company had hedged its forecasted consolidated fuel consumption as shown in the table below.

	Percentage of
	Projected		Barrels hedged (in 000s)				Weighted-average price per barrel
	Fuel						Payment	Payment	Hedge		Hedge
	Requirements		Purchased	Sold	Purchased	Sold	Obligations	Obligations	Protection		Protection
	Hedged(a)		Puts	Puts(a)	Calls	Calls	Stop	Begin	Begins		Ends

First Quarter 2009:		%					$	$	$		$
Calls	14		—	—	1,975	—	NA	NA	83	(b)	NA
Collars	9	(10)	—	1,425	1,275	—	NA	109	118		NA
3-way collars	25	(29)	—	4,125	3,525	3,525	NA	104	118		143
4-way collars	2		225	225	225	225	63	78	95		135

Total	50		225	5,775	7,000	3,750

Purchased puts	35		4,925	—	—	—	57	NA	NA		NA
Full Year 2009:
Calls	9		—	—	5,350	—	NA	NA	81	(c)	NA
Collars	5	(6)	—	3,450	2,775	—	NA	111	123		NA
3-way collars	18	(22)	—	12,525	10,350	10,350	NA	102	118		147
4-way collars	2		900	900	900	900	63	78	95		135

Total	34		900	16,875	19,375	11,250

Purchased puts	17		9,500	—	—	—	54	NA	NA		NA
Calls purchased from January 1, 2009 to January 16, 2009:
First Quarter 2009	4		—	—	525	—	NA	NA	54		NA
Full Year 2009	2		—	—	1,350	—	NA	NA	59		NA

(a)	Percent of expected consumption represents the notional amount of the purchased calls in the hedge structures. Certain 3-way collars and collars included in the table above have sold puts with twice the notional amount of the purchased calls. The percentages in parentheses represent the notional amount of sold puts in these hedge structures.

(b)	Call position average includes the following two groupings of positions: 6% of consumption with protection beginning at $47 per barrel and 8% of consumption beginning at $106 per barrel.

(c)	Call position average includes the following two groupings of positions: 4% of consumption with protection beginning at $50 per barrel and 5% of consumption beginning at $106 per barrel.

As presented in the table above, in 2008 the Company began modifying its fuel hedge portfolio by purchasing put options contracts to effectively cap losses on its short put option positions from further oil price decreases. The Company may take additional actions to reduce potential losses and collateral requirements that could arise from its short put option positions. Certain 3-way collars and collars included in the table above have sold puts with twice the notional amount of the purchased calls. The Company’s exposure to losses, should the positions settle below the put exercise price, exceeds its potential benefit from price increases above the purchased call exercise price. The Company classifies gains (losses) resulting from these collar structures as nonoperating income (expense). As of December 31, 2008, the Company had hedged less than 1% of its 2010 forecasted fuel consumption.

The above derivative positions are subject to potential counterparty cash collateral requirements in some circumstances. The Company provided counterparties with cash collateral of $965 million as of December 31, 2008. This collateral decreased to $780 million as of January 19, 2009 primarily due to the settlement of the December 2008 contracts. Our counterparties may require greater amounts of collateral when the price of the underlying commodity decreases and lesser amounts when the price of the underlying commodity increases. However, the Company has mitigated some of its exposure to larger collateral requirements by purchasing puts to cover its short put positions as presented in the table above. The following table presents the Company’s actual collateral position as of January 19, 2009 and estimated fuel collateral position at the end of each quarter in 2009 based on the Company’s January 16, 2009 hedge positions and closing forward curve fuel prices:

	Actual	Projected
	January 19,	March 31,	June 30,	September 30,	December 31,
(In millions)	2009	2009	2009	2009	2009

	$780	$615	$315	$110	$25

Because United had already posted significant amounts of collateral during 2008, the 2009 net cash impacts of the hedge settlements are not expected to be material based on January 16, 2009 forward curve prices and the Company’s January 16, 2009 hedge position. As hedges settle, this collateral will be returned to cover cash settled losses. The following table presents information regarding estimated fuel purchase cost and estimated cash requirements to meet fuel hedge losses based on the Company’s actual collateral position as of January 19, 2009 using closing forward fuel prices as of January 16, 2009 and other factors.

	2009
(Price per gallon)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Unhedged fuel cost(a)	$1.73	$1.79	$1.89	$1.91	$1.83
Cash hedge losses(b)	0.49	0.39	0.26	0.09	0.31

(In millions)
Cash hedge losses classified in nonoperating expense(c)	$81	$111	$53	$52	$297

(a)	Per gallon amount based on assumed cash requirements for fuel purchases, including related taxes and transportation costs

(b)	Per gallon amount based on assumed cash requirements for settlement of economic hedge contracts that have gains or losses classified within mainline fuel expense.

(c)	Assumed cash requirements for settlement of hedge contracts that are classified in nonoperating expense.

Actual collateral requirements, fuel purchase costs and cash requirements for hedge losses will vary depending on changes in forward fuel prices, modifications to the Company’s fuel hedge portfolio and other factors. The table below outlines the Company’s estimated collateral provisions at various crude oil prices, based on the hedge portfolio as of January 16, 2009.

Approximate Change in Cash Collateral for each
Price of Crude Oil, in Dollars per Barrel	$5 per Barrel Change in the Price of Crude Oil
Above $105	No collateral required
At or above $85, but below $105	$45 million
At or above $25, but below $85	$60 million
Below $25	$40 million

For example, using the table above, at an illustrative $35 per barrel at January 16, 2009, the Company’s required collateral provision to its derivative counterparties would be approximately $780 million.

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

The Company’s most significant net foreign currency exposures in 2008, based on exchange rates in effect at December 31, 2008, are presented in the table below:

(In millions)	Operating revenue net of operating expense
Currency	Foreign Currency Value	USD Value
Chinese renminbi	2,440	$357
Canadian dollar	263	216
European euro	71	99
Hong Kong dollar	714	92
Australian dollar	106	74

The Company uses foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates. As of December 31, 2008, the Company hedged a portion of its expected foreign currency cash flows in the Australian dollar, Canadian dollar and European Euro. As of December 31, 2008, the notional amount of these foreign currencies hedged with the forward contracts in U.S. dollars was approximately $62 million, based on contractual forward rates. These contracts had a fair value of $10 million at December 31, 2008 and expire at various dates through March 2009. As of December 31, 2007, the notional amount of these foreign currencies hedged with the forward contracts in U.S. dollars terms was approximately $346 million, with a fair value of $1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UAL Corporation
Chicago, Illinois

We have audited the accompanying statements of consolidated financial position of UAL Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related statements of consolidated operations, consolidated stockholders’ equity (deficit), and consolidated cash flows for the years ended December 31, 2008 and 2007 and eleven months ended December 31, 2006 (Successor Company operations) and for the one month ended January 31, 2006 (Predecessor Company operations). Our audits also included the financial statement schedule of the Successor Company for the years ended December 31, 2008 and 2007 and eleven months ended December 31, 2006 and the Predecessor Company for the one month ended January 31, 2006 as listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of UAL Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 and the eleven month period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the one month ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such Successor Company financial statement schedule and Predecessor Company financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” which changed the method of accounting for share based payments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
United Air Lines, Inc.
Chicago, Illinois

We have audited the accompanying statements of consolidated financial position of United Air Lines, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related statements of consolidated operations, consolidated stockholder’s equity (deficit), and consolidated cash flows for the years ended December 31, 2008 and 2007 and eleven months ended December 31, 2006 (Successor Company operations) and for the one month ended January 31, 2006 (Predecessor Company operations). Our audits also included the financial statement schedule of the Successor Company for the years ended December 31, 2008 and 2007 and eleven months ended December 31, 2006 and the Predecessor Company for the one month ended January 31, 2006 as listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of United Air Lines, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 and the eleven month period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the one month ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such Successor Company financial statement schedule and Predecessor Company financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” which changed the method of accounting for share based payments.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 2, 2009

UAL Corporation and Subsidiary Companies

Statements of Consolidated Operations

(In millions, except per share amounts)

	Successor			Predecessor
			Period from	Period from
	Year Ended		February 1 to	January 1 to
	December 31,		December 31,	January 31,
	2008	2007	2006	2006
Operating revenues:
Passenger—United Airlines	$15,337	$15,254	$13,293	$1,074
Passenger—Regional affiliates	3,098	3,063	2,697	204
Cargo	854	770	694	56
Special operating items (Note 19)	—	45	—	—
Other operating revenues	905	1,011	1,198	124

	20,194	20,143	17,882	1,458

Operating expenses:
Aircraft fuel	7,722	5,003	4,462	362
Salaries and related costs	4,311	4,261	3,909	358
Regional affiliates	3,248	2,941	2,596	228
Purchased services	1,375	1,346	1,148	98
Aircraft maintenance materials and outside repairs	1,096	1,166	929	80
Depreciation and amortization	932	925	820	68
Landing fees and other rent	862	876	801	75
Distribution expenses	710	779	738	60
Aircraft rent	409	406	385	30
Cost of third party sales	272	316	614	65
Goodwill impairment (Note 3)	2,277	—	—	—
Other impairments and special items (Notes 3 and 19)	339	(44)	(36)	—
Other operating expenses	1,079	1,131	1,017	86

	24,632	19,106	17,383	1,510

Earnings (loss) from operations	(4,438)	1,037	499	(52)

Other income (expense):
Interest expense	(523)	(661)	(728)	(42)
Interest income	112	257	243	6
Interest capitalized	20	19	15	—
Gain on sale of investment (Note 20)	—	41	—	—
Miscellaneous, net (Note 13)	(550)	2	14	—

	(941)	(342)	(456)	(36)
Earnings (loss) before reorganization items, income taxes and equity in earnings of affiliates	(5,379)	695	43	(88)
Reorganization items, net (Note 4)	—	—	—	22,934

Earnings (loss) before income taxes and equity in earnings of affiliates	(5,379)	695	43	22,846
Income tax expense (benefit)	(25)	297	21	—

Earnings (loss) before equity in earnings of affiliates	(5,354)	398	22	22,846
Equity in earnings of affiliates, net of tax	6	5	3	5

Net income (loss)	$(5,348)	$403	$25	$22,851

Earnings (loss) per share, basic	$(42.21)	$3.34	$0.14	$196.61

Earnings (loss) per share, diluted	$(42.21)	$2.79	$0.14	$196.61

See accompanying Combined Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions, except shares)

	At December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$2,039	$1,259
Short-term investments	—	2,295
Restricted cash	54	325
Fuel hedge collateral deposits	953	—
Receivables, less allowance for doubtful accounts (2008—$24; 2007—$27)	714	888
Deferred income taxes	263	78
Prepaid fuel	219	493
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2008—$48; 2007—$25)	237	242
Prepaid expenses and other	382	515

	4,861	6,095

Operating property and equipment:
Owned—
Flight equipment	8,766	9,335
Advances on flight equipment	—	102
Other property and equipment	1,751	1,669

	10,517	11,106
Less—Accumulated depreciation and amortization	(1,598)	(1,062)

	8,919	10,044

Capital leases—
Flight equipment	1,578	1,449
Other property and equipment	39	34

	1,617	1,483
Less—Accumulated amortization	(224)	(168)

	1,393	1,315

	10,312	11,359

Other assets:
Intangibles, less accumulated amortization (Note 3) (2008—$339; 2007—$324)	2,693	2,871
Goodwill (Note 3)	—	2,280
Aircraft lease deposits	297	340
Restricted cash	218	431
Investments (Note 20)	81	122
Other, net (Note 3)	999	722

	4,288	6,766

	$19,461	$24,220

See accompanying Combined Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions, except shares)

	At December 31,
	2008	2007

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Advance ticket sales	$1,530	$1,918
Mileage Plus deferred revenue	1,414	1,268
Accounts payable	829	877
Long-term debt maturing within one year (Note 12)	782	678
Accrued salaries, wages and benefits	756	896
Fuel derivative payable (Note 13)	858	—
Fuel purchase commitments	219	493
Current obligations under capital leases (Note 15)	168	250
Accrued interest	112	141
Distribution payable (Note 21)	4	257
Advanced purchase of miles (Note 17)	—	694
Other	609	507

	7,281	7,979

Long-term debt (Note 12)	6,007	6,415
Long-term obligations under capital leases (Note 15)	1,192	1,106

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,768	2,569
Postretirement benefit liability (Note 9)	1,812	1,829
Advanced purchase of miles (Note 17)	1,087	—
Deferred income taxes	799	638
Other	980	895

	7,446	5,931

Commitments and contingent liabilities (Note 14)
Mandatorily convertible preferred securities (Note 5)	—	371

Stockholders’ equity (deficit):
Preferred stock (Note 5)	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 140,037,928 and 116,921,049 shares at December 31, 2008 and 2007, respectively (Note 5)	1	1
Additional capital invested	2,666	2,139
Retained earnings (deficit)	(5,199)	152
Stock held in treasury, at cost (Note 5)	(26)	(15)
Accumulated other comprehensive income (Note 11)	93	141

	(2,465)	2,418

	$19,461	$24,220

See accompanying Combined Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Cash Flows

(In millions)

	Successor			Predecessor
			Period from	Period from
	Year Ended		February 1 to	January 1 to
	December 31,		December 31,	January 31,
	2008	2007	2006	2006
Cash flows provided (used) by operating activities:
Net income (loss) before reorganization items	$(5,348)	$403	$25	$(83)
Adjustments to reconcile to net cash provided (used) by operating activities—
Goodwill impairment	2,277	—	—	—
Other impairments and special items	339	(89)	(36)	—
Depreciation and amortization	932	925	820	68
Mileage Plus deferred revenue and advanced purchase of miles	738	170	269	14
Debt and lease discount amortization	49	41	83	—
Share-based compensation	31	49	159	—
Deferred income taxes	(26)	310	21	—
Pension expense (benefit), net of contributions	(13)	(5)	(4)	8
Postretirement benefit expense, net of contributions	1	7	76	(9)
Gain on sale of investments	—	(41)	—	—
Other operating activities	27	54	56	(7)
Changes in assets and liabilities—
Increase in fuel hedge collateral	(965)	—	—	—
Increase in fuel derivative payables	858	—	—	—
Increase (decrease) in accrued liabilities	(155)	189	(257)	154
Increase (decrease) in advance ticket sales	(388)	249	4	109
Decrease (increase) in other current assets	257	(269)	14	(24)
Decrease (increase) in receivables	195	(59)	131	(88)
Increase (decrease) in accounts payable	(48)	200	40	19

	(1,239)	2,134	1,401	161

Cash flows provided (used) by reorganization activities:
Reorganization items, net	—	—	—	22,934
Discharge of claims and liabilities	—	—	—	(24,628)
Revaluation of Mileage Plus frequent flyer deferred revenue	—	—	—	2,399
Revaluation of other assets and liabilities	—	—	—	(2,106)
Increase (decrease) in other liabilities	—	—	—	37
Increase in non-aircraft claims accrual	—	—	—	429
Pension curtailment, settlement and employee claims	—	—	—	912

	—	—	—	(23)

Cash flows provided (used) by investing activities:
Net (purchases) sales of short-term investments	2,295	(1,983)	(237)	2
(Increase) decrease in restricted cash	484	91	313	(203)
Additions to property and equipment	(415)	(658)	(332)	(30)
Additions to deferred software costs	(60)	(65)	(46)	—
Proceeds from asset sale-leasebacks	274	—	—	—
Proceeds on disposition of property and equipment	94	19	40	(1)
Proceeds on litigation of advanced deposits	41	—	—	—
Proceeds on sale of investments	—	128	56	—
Purchases of EETC securities	—	(96)	—	—
Decrease in segregated funds	—	—	200	—
Other, net	8	4	(6)	(6)

	2,721	(2,560)	(12)	(238)

Cash flows provided (used) by financing activities:
Proceeds from Credit Facility	—	—	2,961	—
Repayment of Credit Facility	(18)	(1,495)	(175)	—
Repayment of other long-term debt	(666)	(1,257)	(664)	(24)
Proceeds from issuance of long-term debt	337	694	—	—
Special distribution to common shareholders	(253)	—	—	—
Principal payments under capital leases	(235)	(177)	(99)	(5)
Decrease in aircraft lease deposits	155	80	—	—
Payment of deferred financing costs	(120)	(18)	(66)	(1)
Proceeds from sale of common stock	107	—	—	—
Purchases of treasury stock	(11)	(11)	(4)	—
Repayment of DIP financing	—	—	(1,157)	—
Proceeds from exercise of stock options	—	35	10	—
Other, net	2	2	6	—

	(702)	(2,147)	812	(30)

Increase (decrease) in cash and cash equivalents during the period	780	(2,573)	2,201	(130)
Cash and cash equivalents at beginning of period	1,259	3,832	1,631	1,761

Cash and cash equivalents at end of period	$2,039	$1,259	$3,832	$1,631

See accompanying Combined Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Stockholders’ Equity (Deficit)

(In millions)

					Accumulated
					Other
		Additional	Retained		Comprehensive
	Common	Capital	Earnings	Treasury	Income
	Stock	Invested	(Deficit)	Stock	(Loss)	Total

Predecessor Company

Balance at December 31, 2005	$1	$5,064	$(29,122)	$(1,467)	$(36)	$(25,560)

Net loss before reorganization items—January 2006	—	—	(83)	—	—	(83)
Reorganization items—January 2006	—	—	(1,401)	—	—	(1,401)

Subtotal	1	5,064	(30,606)	(1,467)	(36)	(27,044)

Fresh-start adjustments:
Unsecured claims and debt discharge	—	—	24,628	—	—	24,628
Valuation adjustments, net	—	—	(293)	—	—	(293)

Balance at January 31, 2006	1	5,064	(6,271)	(1,467)	(36)	(2,709)

Fresh-start adjustments:
Cancellation of preferred and common stock	(1)	(5,064)	—	1,467	—	(3,598)
Elimination of accumulated deficit and accumulated other comprehensive loss	—	—	6,271	—	36	6,307
Issuance of new equity interests in connection with emergence from Chapter 11	1	1,884	—	—	—	1,885

Successor Company

Balance at February 1, 2006	1	1,884	—	—	—	1,885

Net income from February 1, 2006 to December 31, 2006	—	—	25	—	—	25
Other comprehensive income (loss), net:
Unrealized loss on derivatives, net	—	—	—	—	(5)	(5)

Total comprehensive income, net	—	—	25	—	(5)	20

Adoption of SFAS 158, net $47 of tax	—	—	—	—	87	87
Preferred stock dividends	—	—	(9)	—	—	(9)
Share-based compensation	—	159	—	—	—	159
Proceeds from exercise of stock options	—	10	—	—	—	10
Treasury stock acquisitions	—	—	—	(4)	—	(4)

Balance at December 31, 2006	1	2,053	16	(4)	82	2,148

Net income	—	—	403	—	—	403
Other comprehensive income, net:
Unrealized gains on financial instruments, net	—	—	—	—	5	5
Pension and other postretirement plans (Note 9)
Net gain arising during period, net $63 of tax	—	—	—	—	102	102
Less: amortization of prior period gains, net	—	—	—	—	(8)	(8)

Total pension and other postretirement plans	—	—	—	—	94	94

Total comprehensive income, net	—	—	403	—	99	502

Common stock distribution declared	—	—	(257)	—		(257)
Preferred stock dividends	—	—	(10)	—	—	(10)
Tax adjustment on SFAS 158 adoption (Note 11)	—	—	—	—	(40)	(40)
Share-based compensation	—	49	—	—	—	49
Proceeds from exercise of stock options	—	35	—	—	—	35
Adoption of FIN 48	—	2	—	—	—	2
Treasury stock acquisitions	—	—	—	(11)	—	(11)

Balance at December 31, 2007	1	2,139	152	(15)	141	2,418

Net loss	—	—	(5,348)	—	—	(5,348)
Other comprehensive income (loss):
Unrealized losses on financial instruments	—	—	—	—	(37)	(37)
Pension and other postretirement plans (Note 9)
Net gain arising during period	—	—	—	—	8	8
Less: amortization of prior period gains	—	—	—	—	(19)	(19)

Total pension and other postretirement plans	—	—	—	—	(11)	(11)

Total comprehensive loss, net	—	—	(5,348)	—	(48)	(5,396)

Preferred stock dividends	—	—	(3)	—	—	(3)
Conversion of preferred stock	—	374	—	—	—	374
Sale of common stock	—	122	—	—	—	122
Share-based compensation	—	31	—	—	—	31
Treasury stock acquisitions	—	—	—	(11)	—	(11)

Balance at December 31, 2008	$1	$2,666	$(5,199)	$(26)	$93	$(2,465)

See accompanying Combined Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Operations

(In millions)

	Successor			Predecessor
			Period from	Period from
	Year Ended		February 1 to	January 1 to
	December 31,		December 31,	January 31,
	2008	2007	2006	2006
Operating revenues:
Passenger—United Airlines	$15,337	$15,254	$13,293	$1,074
Passenger—Regional affiliates	3,098	3,063	2,697	204
Cargo	854	770	694	56
Special operating items (Note 19)	—	45	—	—
Other operating revenues	948	999	1,196	120

	20,237	20,131	17,880	1,454

Operating expenses:
Aircraft fuel	7,722	5,003	4,462	362
Salaries and related costs	4,312	4,257	3,907	358
Regional affiliates	3,248	2,941	2,596	228
Purchased services	1,375	1,346	1,146	97
Aircraft maintenance materials and outside repairs	1,096	1,166	929	80
Depreciation and amortization	932	925	820	68
Landing fees and other rent	862	876	800	75
Distribution expenses	710	779	738	60
Aircraft rent	411	409	386	30
Cost of third party sales	269	312	604	63
Goodwill impairment (Note 3)	2,277	—	—	—
Other impairments and special items (Notes 3 and 19)	339	(44)	(36)	—
Other operating expenses	1,077	1,129	1,017	85

	24,630	19,099	17,369	1,506

Earnings (loss) from operations	(4,393)	1,032	511	(52)

Other income (expense):
Interest expense	(523)	(660)	(729)	(42)
Interest income	112	260	250	6
Interest capitalized	20	19	15	—
Gain on sale of investment (Note 20)	—	41	—	—
Miscellaneous, net (Note 13)	(550)	1	11	—

	(941)	(339)	(453)	(36)
Earnings (loss) before reorganization items, income taxes and equity in earnings of affiliates	(5,334)	693	58	(88)
Reorganization items, net (Note 4)	—	—	—	22,709

Earnings (loss) before income taxes and equity in
earnings of affiliates	(5,334)	693	58	22,621
Income tax expense (benefit)	(22)	296	29	—

Earnings (loss) before equity in earnings of affiliates	(5,312)	397	29	22,621
Equity in earnings of affiliates, net of tax	6	5	3	5

Net income (loss)	$(5,306)	$402	$32	$22,626

See accompanying Combined Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions, except shares)

	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$2,033	$1,239
Short-term investments	—	2,259
Restricted cash	50	291
Fuel hedge collateral deposits	953	—
Receivables, less allowance for doubtful accounts (2008—$24; 2007—$27)	704	880
Prepaid fuel	219	493
Deferred income taxes	260	72
Receivables from related parties	214	151
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2008—$48; 2007—$25)	237	242
Prepaid expenses and other	376	513

	5,046	6,140

Operating property and equipment:
Owned—
Flight equipment	8,766	9,329
Advances on flight equipment	—	91
Other property and equipment	1,751	1,669

	10,517	11,089
Less—accumulated depreciation and amortization	(1,598)	(1,062)

	8,919	10,027

Capital leases—
Flight equipment	1,578	1,449
Other property and equipment	39	34

	1,617	1,483
Less—accumulated amortization	(224)	(168)

	1,393	1,315

	10,312	11,342

Other assets:
Intangibles, less accumulated amortization (Note 3) (2008—$339; 2007—$324)	2,693	2,871
Goodwill (Note 3)	—	2,280
Aircraft lease deposits	297	340
Restricted cash	217	431
Investments (Note 20)	81	122
Other, net (Note 3)	986	710

	4,274	6,754

	$19,632	$24,236

See accompanying Combined Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions, except shares)

	December 31,
	2008	2007

Liabilities and Stockholder’s Equity (Deficit)

Current liabilities:
Advance ticket sales	$1,530	$1,918
Mileage Plus deferred revenue	1,414	1,268
Accounts payable	833	882
Long-term debt maturing within one year (Note 12)	780	678
Accrued salaries, wages and benefits	756	896
Fuel derivative payable (Note 13)	858	—
Fuel purchase commitments	219	493
Current obligations under capital leases (Note 15)	168	250
Accrued interest	112	141
Advanced purchase of miles (Note 17)	—	694
Other	876	723

	7,546	7,943

Long-term debt (Note 12)	6,007	6,412
Long-term obligations under capital leases (Note 15)	1,192	1,106

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,768	2,569
Postretirement benefit liability (Note 9)	1,812	1,829
Advanced purchase of miles (Note 17)	1,087	—
Deferred income taxes	719	555
Other	981	895

	7,367	5,848

Commitments and contingent liabilities (Note 14)
Parent company mandatorily convertible preferred securities (Note 5)	—	371

Stockholder’s equity (deficit):
Common stock at par, $5 par value; authorized 1,000 shares; issued 205 shares at December 31, 2008 and 2007	—	—
Additional capital invested	2,578	2,000
Retained earnings (deficit)	(5,151)	415
Accumulated other comprehensive income	93	141

	(2,480)	2,556

	$19,632	$24,236

See accompanying Combined Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Cash Flows

(In millions)

	Successor			Predecessor
			Period from	Period from
	Year Ended		February 1 to	January 1 to
	December 31,		December 31,	January 31,
	2008	2007	2006	2006
Cash flows provided (used) by operating activities:
Net income (loss) before reorganization items	$(5,306)	$402	$32	$(83)
Adjustments to reconcile to net cash provided (used) by operating activities—
Goodwill impairment	2,277	—	—	—
Other impairments and special items	339	(89)	(36)	—
Depreciation and amortization	932	925	820	68
Mileage Plus deferred revenue and advanced purchase of miles	738	170	269	14
Debt and lease discount amortization	49	41	83	—
Share-based compensation	31	49	159	—
Deferred income taxes	(26)	318	29	—
Pension expense (benefit), net of contributions	(13)	(5)	(4)	8
Postretirement benefit expense, net of contributions	1	7	76	(9)
Gain on sale of investment	—	(41)	—	—
Other operating activities	(27)	46	62	3
Changes in assets and liabilities—
Increase in fuel hedge collateral	(965)	—	—	—
Increase in fuel derivative payables	858	—	—	—
Increase (decrease) in accrued liabilities	(128)	172	(263)	152
Increase (decrease) in advance ticket sales	(388)	249	4	109
Decrease (increase) in other current assets	257	(269)	13	(26)
Decrease (increase) in receivables	197	(58)	131	(98)
Increase (decrease) in accounts payable	(49)	210	50	25

	(1,223)	2,127	1,425	163

Cash flows provided (used) by reorganization activities:
Reorganization items, net	—	—	—	22,709
Discharge of claims and liabilities	—	—	—	(24,389)
Revaluation of Mileage Plus frequent flyer deferred revenue	—	—	—	2,399
Revaluation of other assets and liabilities	—	—	—	(2,111)
Increase (decrease) in other liabilities	—	—	—	38
Increase in non-aircraft claims accrual	—	—	—	421
Pension curtailment, settlement and termination	—	—	—	912

	—	—	—	(21)

Cash flows provided (used) by investing activities:
Net (purchases) sales of short-term investments	2,259	(1,951)	(233)	2
(Increase) decrease in restricted cash	455	87	322	(203)
Additions to property and equipment	(415)	(658)	(332)	(30)
Additions to deferred software costs	(60)	(65)	(46)	—
Proceeds from asset sale-leasebacks	274	—	—	—
Proceeds on disposition of property and equipment	93	18	40	(1)
Proceeds from litigation on advanced deposits	41	—	—	—
Proceeds on sale of investments	—	128	—	—
Purchases of EETC securities	—	(96)	—	—
Decrease in segregated funds	—	—	200	—
Other, net	9	4	(6)	(6)

	2,656	(2,533)	(55)	(238)

Cash flows provided (used) by financing activities:
Proceeds from Credit Facility	—	—	2,961	—
Repayment of Credit Facility	(18)	(1,495)	(175)	—
Repayment of other long-term debt	(664)	(1,255)	(663)	(24)
Proceeds from issuance of long-term debt	337	694	—	—
Dividend to parent	(257)	—	—	—
Capital contributions from parent	163	—	—	—
Principal payments under capital leases	(235)	(177)	(99)	(5)
Decrease in aircraft lease deposits	155	80	—	—
Payment of deferred financing costs	(120)	(18)	(66)	(1)
Repayment of DIP financing	—	—	(1,157)	—
Proceeds from exercise of stock options	—	35	10	—
Other, net	—	2	2	—

	(639)	(2,134)	813	(30)

Increase (decrease) in cash and cash equivalents during the period	794	(2,540)	2,183	(126)
Cash and cash equivalents at beginning of period	1,239	3,779	1,596	1,722

Cash and cash equivalents at end of period	$2,033	$1,239	$3,779	$1,596

See accompanying Combined Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Stockholder’s Equity (Deficit)

(In millions)

					Accumulated
	Receivable		Additional	Retained	Other
	from	Common	Capital	Earnings	Comprehensive
	Affiliates	Stock	Invested	(Deficit)	Income (Loss)	Total

Predecessor Company

Balance at December 31, 2005	$(1,237)	$—	$4,213	$(28,809)	$(36)	$(25,869)

Net loss before reorganization items—January 2006	—	—	—	(83)	—	(83)
Reorganization items—January 2006	—	—	—	(1,392)	—	(1,392)

Subtotal	(1,237)	—	4,213	(30,284)	(36)	(27,344)
Fresh start adjustments:
Unsecured claims and debt discharge	—	—	—	24,389	—	24,389
Valuation adjustments, net	—	—	—	(288)	—	(288)

Balance at January 31, 2006	(1,237)	—	4,213	(6,183)	(36)	(3,243)

Fresh start adjustments:
Elimination of accumulated deficit and accumulated other comprehensive loss	—	—	—	6,183	36	6,219
Cancellation of receivable from affiliates and additional capital invested	1,237	—	(4,213)	—	—	(2,976)
Issuance of new equity interests in connection with emergence from Chapter 11	—	—	1,952	—	—	1,952

Successor Company

Balance at February 1, 2006	—	—	1,952	—	—	1,952

Net income from February 1 to December 31, 2006	—	—	—	32	—	32
Other comprehensive income (loss), net:
Unrealized loss on derivatives, net	—	—	—	—	(5)	(5)

Total comprehensive income, net	—	—	—	32	(5)	27

Adoption of SFAS 158, net $47 of tax	—	—	—	—	87	87
Preferred stock dividends (Note 5)	—	—	—	(9)	—	(9)
Asset contribution from parent	—	—	6	—	—	6
Share-based compensation	—	—	159	—	—	159
Proceeds from exercise of stock options	—	—	10	—	—	10

Balance at December 31, 2006	—	—	2,127	23	82	2,232

Net income	—	—	—	402	—	402
Other comprehensive income, net:
Unrealized gains on financial instruments, net	—	—	—	—	5	5
Pension and other postretirement plans (Note 9)
Net gain arising during period, net $63 of tax	—	—	—	—	102	102
Less: amortization of prior period gains, net	—	—	—	—	(8)	(8)

Total pension and other postretirement plans	—	—	—	—	94	94

Total comprehensive income, net	—	—	—	402	99	501

Preferred stock dividends (Note 5)	—	—	—	(10)	—	(10)
Adoption of FIN 48	—	—	2	—	—	2
Tax adjustment on SFAS 158 adoption (Note 11)	—	—	—	—	(40)	(40)
MPI note forgiveness (Note 18)	—	—	(213)	—	—	(213)
Share-based compensation	—	—	49	—	—	49
Proceeds from exercise of stock options	—	—	35	—	—	35

Balance at December 31, 2007	—	—	2,000	415	141	2,556

Net loss	—	—	—	(5,306)	—	(5,306)
Other comprehensive income (loss):
Unrealized losses on financial instruments	—	—	—	—	(37)	(37)
Pension and other postretirement plans (Note 9)
Net gain arising during period	—	—	—	—	8	8
Less: amortization of prior period gains	—	—	—	—	(19)	(19)

Total pension and other postretirement plans	—	—	—	—	(11)	(11)

Total comprehensive loss, net	—	—	—	(5,306)	(48)	(5,354)

Dividend to parent	—	—	—	(257)	—	(257)
Preferred stock dividends (Note 5)	—	—	—	(3)	—	(3)
Conversion of preferred stock	—	—	374	—	—	374
Capital contributions from parent (Note 18)	—	—	173	—	—	173
Share-based compensation	—	—	31	—	—	31

Balance at December 31, 2008	$—	$—	$2,578	$(5,151)	$93	$(2,480)

See accompanying Combined Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Combined Notes to Consolidated Financial Statements

The Company

UAL Corporation (together with its consolidated subsidiaries, “UAL”) is a holding company whose principal, wholly-owned subsidiary is United Air Lines, Inc. (together with its consolidated subsidiaries, “United”). We sometimes use the words “we,” “our,” “us” and the “Company” in this Annual Report on Form 10-K for disclosures that relate to both UAL and United.

This Annual Report on Form 10-K is a combined report of UAL and United. Therefore, these Combined Notes to Consolidated Financial Statements apply to both UAL and United, unless otherwise noted. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL.

(1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation—UAL is a holding company whose principal subsidiary is United. The Company’s consolidated financial statements include the accounts of its majority-owned affiliates. All significant intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Reclassifications in the Statements of Consolidated Cash Flows include reclassifications of “Other impairments and special items” and “Additions to deferred software costs” which are currently classified as a separate line items and were historically classified within “Other operating activities” and “Other investing activities,” respectively.

Upon emergence from its Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”) as of February 1, 2006. The Company’s emergence from reorganization resulted in a new reporting entity with no retained earnings or accumulated deficit as of February 1, 2006 (the “Effective Date”). Accordingly, the Company’s consolidated financial statements for periods before February 1, 2006 are not comparable to consolidated financial statements presented on or after February 1, 2006. References to “Successor Company” refer to UAL and United on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor Company” refer to UAL and United before February 1, 2006. See Note 4, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting,” for further details.

(b)	Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company estimates fair value of its financial instruments and its reporting units and indefinite-lived intangible assets for testing impairment of indefinite-lived intangible assets, including goodwill. These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially.

(c)	Airline Revenues—The value of unused passenger tickets and miscellaneous charge orders (“MCOs”) are included in current liabilities as advance ticket sales. United records passenger ticket sales and tickets sold by other airlines for use on United as operating revenues when the transportation is provided or when the ticket expires. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Fees charged in association with changes or extensions to non-refundable tickets are recorded as passenger revenue at the time the fee is incurred. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company’s additional service to modify a previous order. Therefore, the pricing of the change fee and the initial customer order are separately determined and represent distinct earnings processes. Refundable tickets expire after one year.

MCOs can be exchanged for a passenger ticket or refunded after issuance. United estimates the amount of MCOs that will not be exchanged or refunded and recognizes revenue for these MCOs ratably over the redemption period, based on historical experience.

United records an estimate of tickets that have been used, but not recorded as revenue due to system processing errors, as revenue in the month of sale based on historical results. Due to complex industry pricing structures, refund and exchange policies and interline agreements with other airlines, certain amounts are recognized as revenue using estimates both as to the timing of recognition and the amount of revenue to be recognized. These estimates are based on the evaluation of actual historical results. United recognizes cargo and mail revenue as service is provided.

(d)	Cash and Cash Equivalents, Short-Term Investments, Restricted Cash—Cash in excess of operating requirements is invested in short-term, highly liquid investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Other investments are classified as short-term investments. Investments classified as held-to-maturity are stated at amortized cost, which approximates market due to their short-term maturities. Investments in debt securities classified as available-for-sale are stated at fair value. The gains or losses from sales of available-for-sale securities are included in other comprehensive income.

As of December 31, 2008, approximately 50% of the Company’s cash and cash equivalents consisted of money market funds directly or indirectly invested in U.S. treasury securities with the remainder largely in money market funds that are covered by the new government money market funds guarantee program. There are no withdrawal restrictions at the present time on any of the money market funds in which the Company has invested. In addition, the Company has no auction rate securities as of December 31, 2008. At December 31, 2007, UAL’s and United’s investments in debt securities classified as held-to-maturity included $1.3 billion and $1.2 billion, respectively, recorded in cash and cash equivalents and $2.3 billion recorded in short-term investments for both UAL and United.

In 2008 and 2007, restricted cash includes cash collateral to secure workers’ compensation obligations and reserves for institutions that process credit card ticket sales. The Company classifies changes in restricted cash balances as an investing activity in its statement of consolidated cash flows, because we consider restricted cash similar to an investment. Certain other companies within our industry also classify certain of their restricted cash transactions as investing activities in their statement of cash flows, while others classify certain of their restricted cash transactions as operating activities in their statement of cash flows. The pro-forma impact of UAL classifying all changes in its restricted cash balances as operating activities in the years ended December 31, 2008 and 2007, the eleven month period from February 1, 2006 to

December 31, 2006 and the one month period ended January 31, 2006 is shown in the table below:

	Successor			Predecessor
			Period from	Period from
	Year Ended		February 1 to	January 1 to
	December 31,		December 31,	January 31,
(In millions)	2008	2007	2006	2006
Cash flows provided (used) from operating activities	$(1,239)	$2,134	$1,401	$161
Adjustment for (increase) decrease in restricted cash	484	91	313	(203)

Pro-forma cash flows provided (used) from operating activities	$(755)	$2,225	$1,714	$(42)

Cash flows provided (used) from investing activities	$2,721	$(2,560)	$(12)	$(238)
Adjustment for increase (decrease) in restricted cash	(484)	(91)	(313)	203

Pro-forma cash flows provided (used) from investing activities	$2,237	$(2,651)	$(325)	$(35)

See Note 20, “Investments,” for information related to the Company’s investments in noncurrent debt securities.

(e)	Aircraft Fuel, Spare Parts and Supplies—The Company records fuel, maintenance, operating supplies and aircraft spare parts at cost when acquired and provides an obsolescence allowance for aircraft spare parts.

(f)	Operating Property and Equipment—The Company records additions to owned operating property and equipment at cost when acquired. Property under capital leases and the related obligation for future lease payments are recorded at an amount equal to the initial present value of those lease payments. Owned operating property and equipment, and equipment under capital leases, were stated at fair value as of February 1, 2006 upon the adoption of fresh-start reporting.

Depreciation and amortization of owned depreciable assets is based on the straight-line method over the assets’ estimated service lives. Leasehold improvements are amortized over the remaining term of the lease, including estimated facility renewal options when renewal is reasonably assured at key airports, or the estimated service life of the related asset, whichever is less. Properties under capital leases are amortized on the straight-line method over the life of the lease or, in the case of certain aircraft, over their estimated service lives. Amortization of capital leases is included in depreciation and amortization expense. The estimated useful lives of our property and equipment are as follows:

Estimated Useful Life (in years)

Aircraft	27 to 30
Buildings	25 to 45
Other property and equipment	4 to 15
Software (a)	5
Aircraft lease terms	3 to 17
Building lease terms	40

(a)	The carrying amount of computer software, which is classified as noncurrent other assets in our Statements of Consolidated Financial Position, was $182 million and $157 million at December 31, 2008 and 2007, respectively.

Maintenance and repairs, including the cost of minor replacements, are charged to maintenance expense as incurred, except for costs incurred under our power-by-the-hour engine maintenance agreements, which are expensed based upon the number of hours flown. Costs of additions to and renewals of units of property are capitalized as property and equipment additions.

(g)	Mileage Plus Awards—The Company has an agreement with its co-branded credit card partner that requires our partner to purchase miles in advance of when miles are awarded to the co-branded partner’s cardholders (referred to as “pre-purchased miles”). These sales are deferred when received by United in our Statements of Consolidated Financial Position as “Advanced purchase of miles.” Subsequently, when our credit card partner awards pre-purchased miles to its cardholders, we transfer the related air transportation element for the awarded miles from “Advanced purchase of miles” to “Mileage Plus deferred revenue” at estimated fair value and record the residual marketing element as “Other operating revenue.” The deferred revenue portion is then subsequently recognized as passenger revenue when transportation is provided in exchange for the miles awarded. Additional information on accounting for each of these elements is as follows:

Air Transportation Element.  The Company defers the portion of the sales proceeds that represents estimated fair value of the air transportation and recognizes that amount as revenue when transportation is provided. The fair value of the air transportation component is determined based upon the equivalent ticket value of similar fares on United and amounts paid to other airlines for miles. The initial revenue deferral is presented as “Mileage Plus deferred revenue” on our Statements of Consolidated Financial Position. When recognized, the revenue related to the air transportation component is classified as “passenger revenues” in our Statements of Consolidated Operations.

Marketing-related element.  The amount of revenue from the marketing-related element is determined by subtracting the fair value of the air transportation from the total sales proceeds. The residual portion of the sales proceeds related to marketing activities is recognized when miles are awarded. This portion is recognized as “Other operating revenues” in our Statements of Consolidated Operations.

The Company’s frequent flyer obligation was recorded at fair value at February 1, 2006, the effective date of the Company’s emergence from bankruptcy. The deferred revenue measurement method used to record fair value of the frequent flyer obligation on and after the Effective Date is to allocate an equivalent weighted-average ticket value to each outstanding mile, based upon projected redemption patterns for available award choices when such miles are consumed. Such value is estimated assuming redemptions on both United and other participating carriers in the Mileage Plus program and by estimating the relative proportions of awards to be redeemed by class of service within broad geographic regions of the Company’s operations, including North America, Atlantic, Pacific and Latin America.

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

Management must also estimate the expected redemption patterns of Mileage Plus customers, who have a number of different award choices when redeeming their miles, each of which can have materially different estimated fair values. Such choices include different classes of service (first, business and several coach award levels), as well as different flight itineraries, such as domestic and international routings and different itineraries within domestic and international regions of United’s and other participating carriers’ route networks. Customer redemption patterns may also be influenced by program changes, which occur from time to time and introduce new award choices, or make material changes to the terms of existing award choices. Management must often estimate the probable impact of such program changes on future customer behavior, which requires the use of significant judgment. Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer mileage redemption behavior to patterns which are not consistent with historical behavior can result in material changes to deferred revenue balances, and to recognized revenue.

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

The Company recognizes revenue related to expected expired miles over the estimated redemption period. Management’s estimate of the expected expiration of miles requires significant management judgment. In early 2007, the Company announced that it was reducing the expiration period for inactive accounts from 36 months to 18 months effective December 31, 2007. The change in the expiration period increased revenues by $246 million in 2007. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance, as well as recognized revenues from the program. In 2008, the Company updated certain of its assumptions related to the recognition of revenue for expiration of miles. Based on additional analysis of mileage redemption and expiration patterns, the Company revised the estimated number of miles that are expected to expire from 15% to 24% of earned miles, including miles that will expire or go unredeemed for reasons other than account deactivation. In 2008, the Company also extended the total time period over which revenue from the expiration of miles is recognized based upon the estimated period of miles redemption. This change did not materially impact the Company’s Mileage Plus revenue recognition in 2008.

See Note 17, “Advanced Purchase of Miles,” for additional information related to the Mileage Plus program.

(h)	Deferred Gains (Losses)—Gains and losses on aircraft sale and leaseback transactions are deferred and amortized over the terms of the related leases as an adjustment to aircraft rent expense.

(i)	United Express—United has agreements under which independent regional carriers, flying under the United Express name, connect passengers to other United Express and/or United flights (the latter of which we also refer to as “mainline” operations, to distinguish them from United Express regional operations). The vast majority of United Express flights are operated under capacity agreements, while a relatively smaller number are operated under prorate agreements.

United Express operating revenues and expenses are classified as “Passenger—Regional affiliates” and “Regional affiliates,” respectively, in the Statements of Consolidated Operations. Regional affiliate expense includes both allocated and direct costs. Direct costs represent expenses that are specifically and exclusively related to United Express flying activities, such as capacity agreement payments, commissions, booking fees, fuel expenses and dedicated staffing. The capacity agreement payments are based on specific rates for various operating expenses of the United Express carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed per month. Allocated costs represent United Express’s portion of shared expenses and include charges for items such as airport operating costs, reservation-related costs, credit card discount fees and facility rents. For each of these expense categories, the Company estimates United Express’s portion of total expense and allocates the applicable portion of expense to the United Express carrier.

United has the right to exclusively operate and direct the operations of these aircraft and accordingly the minimum future lease payments for these aircraft are included in the Company’s lease obligations. See Note 10, “Segment Information” and Note 15, “Lease Obligations,” for additional information related to United Express.

The Company recognizes revenue as flown on a net basis for flights on United Express covered by prorate agreements.

As of December 31, 2008, United has call options on 159 regional jet aircraft currently being operated by certain United Express carriers. At December 31, 2008, none of the call options were exercisable because none of the required conditions to make an option exercisable by the Company were met.

(j)	Advertising—Advertising costs, which are included in other operating expenses, are expensed as incurred.

(k)	Intangibles—Goodwill was determined to be completely impaired in 2008. Goodwill represented the excess of the reorganization value of the Successor Company over the fair value of net tangible assets and identifiable intangible assets and liabilities resulting from the application of SOP 90-7. Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. The Mileage Plus customer database is amortized on an accelerated basis utilizing cash flows correlating to the expected attrition rate of the Mileage Plus database. The other customer relationships, which are included in “Contracts,” are amortized in a manner consistent with the timing and amount of revenues that the Company expects to generate from these customer relationships. All other definite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs. SFAS 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of a reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to such difference.

See Note 3, “Asset Impairments and Intangible Assets,” for additional information related to intangibles, including impairments recognized in 2008.

(l)	Measurement of Impairments—In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and SFAS 142, the Company evaluates the carrying value of long-lived assets and intangible assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. An impairment charge is recognized when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value. See Note 3, “Asset Impairments and Intangible Assets,” for information related to asset impairments recognized in 2008.

(m)	Share-Based Compensation—Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. See Note 7, “Share-Based Compensation Plans,” for additional information.

(n)	Ticket Taxes—Certain governmental taxes are imposed on United’s ticket sales through a fee included in ticket prices. United collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis (excluded from operating revenues).

(o)	Early Retirement of Leased Aircraft—The Company accrues for the present value of future minimum lease payments, net of estimated sublease rentals (if any) in the period aircraft are removed from service. When reasonably estimable and probable, the Company estimates maintenance lease return condition obligations for items such as minimum aircraft and engine conditions specified in leases and accrues these amounts as contingent rent ratably over the lease term while the aircraft are operating, and any remaining unrecognized estimated obligations are accrued in the period an aircraft is removed from service. In addition, the Company accrues for an early termination lease penalty in the period that the Company executes an early return agreement with a lessor.

(p)	New Accounting Pronouncements—In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. APB 14-1, which is applied retrospectively, is effective for the Company beginning January 1, 2009. The Company estimates that the fair value of the equity component of its two convertible debt instruments that may be cash settled was approximately $250 million at the time of issuance of these instruments. This discount will be applied retrospectively to the Company’s financial statements from the date of adoption of fresh-start reporting and amortized over the expected five-year life of the notes resulting in increased interest expense in historical and future periods.

In June 2008, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, (“EITF 07-5”) which is effective for the Company beginning January 1, 2009. EITF 07-5 provides additional guidance as to the phrase “indexed to an entity’s own stock” for purposes of determining whether certain instruments or embedded features qualify for a scope exception in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The Company is still evaluating the impact, if any, that the adoption of EITF 07-5 will have on its results of operations and financial position based on its current financial instruments. The impact, if any, would be recorded as a cumulative adjustment to beginning retained earnings.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation under the two-class method of calculating earnings per share. EITF 03-6-1, which will be applied retrospectively to the date of fresh-start reporting, is effective for the Company beginning January 1, 2009. The Company expects that the retrospective application of EITF 03-6-1 will result in increases in the basic shares outstanding used to compute basic earnings per share of approximately 1.4 million, 2.0 million and 2.7 million shares for the years ended December 31, 2008 and 2007 and eleven month period ended December 31, 2006, respectively. The Company does not expect that EITF 03-6-1 will change its previously reported diluted earnings per share.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company for periods beginning January 1, 2009. The Company will incorporate the additional disclosures required under SFAS 161 into its future consolidated financial statements.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). This FSP delayed the effective date of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until periods beginning January 1, 2009. The Company is currently evaluating the impact of SFAS 157 on the reporting and disclosure of its nonfinancial assets and nonfinancial liabilities.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement replaces Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). SFAS 141R retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. In addition, SFAS 141R provides new guidance intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for users of financial statements. SFAS 141R is effective for the Company for any business combinations with an acquisition date on or after January 1, 2009. In accordance with the provisions of SFAS 141R that amended Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), beginning January 1, 2009, the Company will be required to recognize any changes in the valuation allowance for deferred tax assets, which was established as part of fresh-start reporting, to be recognized as an adjustment to income tax expense. This reflects a change from current practice which requires changes in the valuation allowance to first reduce goodwill to zero and then to reduce intangible assets to zero.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). This statement amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest (also known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company for periods beginning January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a significant impact on its consolidated financial statements.

(q)	Income Tax Contingencies—The Company has recorded reserves for income taxes and associated interest that may become payable in future years. Certain of these reserves are for uncertain income tax positions which are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. Although management believes that its positions taken on income tax matters are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company’s tax contingency reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax contingencies, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. See Note 8, “Income Taxes,” for further information related to uncertain income tax positions and the adoption of FIN 48.

(2)	Company Operational Plans

The volatility of and increases in crude oil prices, a weakening economic environment and a highly competitive industry with excess capacity have created an extremely challenging environment for the Company. The Company’s cash flows and results of operations have been adversely impacted by these factors as indicated by its net loss of $5.3 billion during the year ended December 31, 2008. The Company’s results in 2008 include asset impairment charges of approximately $2.6 billion that resulted primarily from unfavorable market and economic conditions as discussed in Note 3, “Asset Impairments and Intangible Assets.” These factors have had a significant negative impact on the Company’s liquidity as unrestricted cash and short-term investments decreased by $1.5 billion in 2008 to $2.0 billion at December 31, 2008. In addition, the Company may not be able to improve its liquidity position with cash from operations in 2009 because of lower demand for air travel during 2009 and a weak global economy. The Company is implementing certain operational plans to address its increased operating costs and its liquidity needs in 2009. In addition, the Company continues to evaluate the most cost-effective alternatives to raise additional capital, including asset sales and financings. Highlights of the Company’s operational plans and financings include the following:

•	The Company is significantly reducing mainline domestic and consolidated capacity. Fourth quarter 2008 mainline domestic and consolidated capacity were down approximately 14% and 11% year-over-year, respectively. The Company is planning to further decrease mainline domestic and consolidated capacity in 2009.

•	The capacity reductions are being made through reductions in frequencies of routes and the elimination of unprofitable routes. These actions have resulted in the closure of a small number of airport operations where United cannot operate profitably in the current economic environment. Additional airport operations may be closed in future periods.

•	The Company has announced plans to permanently remove 100 aircraft from its mainline fleet, including its entire B737 fleet and six B747 aircraft, by the end of 2009. The B737 aircraft being retired are some of the oldest and least fuel efficient in the Company’s fleet. This planned reduction reflects the Company’s efforts to eliminate unprofitable capacity and divest the Company of assets that currently do not provide an acceptable return.

•	United is eliminating its Ted product for leisure markets and will reconfigure that fleet’s 56 A320s to include United First seating. The reconfiguration of the Ted aircraft will occur in stages, with expected completion by year-end 2009. We will continue to review the deployment of all of our aircraft in various markets and the overall composition of our fleet to ensure that we are using our assets appropriately to provide the best available return.

•	In connection with the capacity reductions, the Company is further streamlining its operations and corporate functions in order to reduce the size of its workforce to match the size of its operations.

•	The Company also recently entered into an alliance partnership with Continental Airlines that is expected to create revenue enhancements, costs savings and operational efficiencies.

•	The Company is managing its liquidity by investing only in those projects that are considered high-value, such as the international premium product. The Company has $0.2 billion of binding commitments for the purchase of property in 2009 and $0.8 billion of long-term debt obligations in 2009.

•	As of December 31, 2008, the Company has 62 unencumbered aircraft and other assets that may be used as collateral to obtain additional financing. The Company could also sell certain of these assets to generate liquidity.

•	As discussed in Note 23, “Subsequent Events,” in January 2009, the Company completed several financing-related transactions which generated approximately $315 million of proceeds.

The following is a discussion of expenses associated with implementing the Company’s plans. In addition, see Note 3, “Asset Impairments and Intangible Assets,” for a discussion of the impairment charges recorded during the year ended December 31, 2008.

Severance.  During 2008, the Company reduced its workforce in operations and corporate functions through attrition and both voluntary and involuntary furloughs. The Company is streamlining its workforce to match the reduced capacity of its operations. The Company reduced its workforce in 2008 and plans to further reduce its workforce in 2009. Workforce reductions include salaried and management positions and certain of the Company’s unionized workforce. The Company’s standard severance policies provide the affected employees with salary continuation as well as certain insurance benefits for a specified period of time. The Company recognizes its severance obligations in accordance with Statement of Financial Accounting Standards No. 112 (As Amended), Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43, except for voluntary programs which are accounted for under Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

The following is a reconciliation of the Company’s severance accrual activity:

(In millions)
Balance at January 1, 2008	$—
Accruals	106
Payments	(25)

Balance at December 31, 2008	$81

In addition to involuntary furloughs, the Company is currently offering furlough-mitigation programs, such as voluntary early-out options, primarily to certain union groups. Termination benefits expected to be paid under such voluntary programs are not recognized until the employees accept the termination benefit offer. Therefore, as the Company continues to implement its reductions in force during 2009, additional severance costs may be incurred. Severance expense is classified within salaries and related costs in the Company’s Statements of Consolidated Operations. Severance charges are expected to be primarily within the mainline segment where the fleet reductions will occur.

Aircraft.  The following table provides additional information regarding UAL and United aircraft including the impacts of the fleet reductions discussed above.

	B737s (Mainline)			All Other Mainline
							Total	Regional
	Owned	Leased	Total	Owned	Leased	Total	Mainline	Affiliates	Total
Operating:
Aircraft at December 31, 2007 (a)	47	47	94	208	158	366	460	279	739
Added (removed) from operating fleet	(29)	(19)	(48)	(3)	—	(3)	(51)	1	(50)
Converted from owned to leased (b)	—	—	—	(24)	24	—	—	—	—
Converted from leased to owned (c)	—	—	—	10	(10)	—	—	—	—

Aircraft at December 31, 2008 (d)	18	28	46	191	172	363	409	280	689

Removed from operating fleet in 2008 (e)	29	19	48	3	—	3	51	—	51
Sold/returned to lessor during 2008	(5)	(7)	(12)	—	—	—	(12)	—	(12)

Nonoperating at December 31, 2008 (a) (e)	24	12	36	3	—	3	39	—	39

(a)	At December 31, 2007, the Company had 113 unencumbered aircraft. In 2007, United leased one operating aircraft from UAL and therefore had one less owned B737 aircraft and one more leased aircraft as compared to UAL’s fleet. This particular aircraft became nonoperational in 2008; therefore, United has one less nonoperating owned B737 aircraft and one more leased aircraft as compared to UAL’s fleet at December 31, 2008.

(b)	During 2008, the Company sold 24 aircraft and leased them back. See Note 15, “Lease Obligations,” for additional information related to these sale-leaseback transactions.

(c)	During 2008, the Company acquired certain aircraft under existing lease terms.

(d)	At December 31, 2008, United’s operating fleet was the same as UAL’s fleet and included 62 unencumbered aircraft. The unencumbered aircraft at December 31, 2008 exclude nine aircraft which became encumbered with the December 2008 signing of a binding sale-leaseback agreement that closed in January 2009. See Note 12, “Debt Obligations and Card Processing Agreements,” and Note 23, “Subsequent Events,” for additional information.

(e)	As of December 31, 2008, the owned nonoperating aircraft and engines are classified as Other non-current assets in the Company’s Statements of Consolidated Financial Position. These aircraft are not classified as assets held for sale because the assets may not be sold within one year. As a result of the impairment testing discussed in Note 3, “Asset Impairments and Intangible Assets,” these assets have been recorded at their net realizable value of $198 million at December 31, 2008.

During 2008, the Company expensed $24 million related to the retirement of leased aircraft, of which $16 million remained accrued and unpaid at December 31, 2008. These amounts consist of the present value of future lease payments for aircraft that have been removed from service in advance of their lease termination dates as of December 31, 2008, estimated payments for lease return maintenance conditions related to B737 aircraft and the write-off of fresh-start lease fair value adjustments. Periodic lease payments will be made over the lease terms of these aircraft unless early return agreements are reached with the lessors; and, lease return maintenance condition payments, if any, will be made upon return of the aircraft to the lessors. The total expected payments for leased aircraft that were grounded at December 31, 2008 and that are expected to be grounded in 2009 are $132 million, payable through 2013. These estimated payments are future lease payments and estimated lease maintenance return condition payments. Actual lease payments may be less if the Company is able to negotiate early termination of any of its leases.

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

(3)	Asset Impairments and Intangible Assets

Asset Impairments

In accordance with SFAS 142 and SFAS 144, as of May 31, 2008 the Company performed an interim impairment test of its goodwill, all intangible assets and certain of its long-lived assets (principally aircraft and related spare engines and spare parts) due to events and changes in circumstances that indicated an impairment might have occurred. In addition, the Company also performed an interim impairment test on certain of its aircraft fleet types as of December 31, 2008 due to management’s determination that unfavorable market conditions indicated potential impairment of value. Factors deemed by management to have collectively constituted an impairment triggering event included record high fuel prices, significant losses in the first and second quarters of 2008, a softening U.S. economy, analyst downgrade of UAL common stock, rating agency changes in outlook for the Company’s debt instruments from stable to negative, the announcement of the planned removal from UAL’s fleet of 100 aircraft in 2008 and 2009 and a significant decrease in the fair value of UAL’s outstanding equity and debt securities during the first five months of 2008, including a decline in UAL’s market capitalization to significantly below book value. The Company’s consolidated fuel expense increased by more than 50% during this period.

As a result of this impairment testing, for which certain estimates made in the second quarter of 2008 were adjusted to final values in the third quarter of 2008, the Company recorded impairment charges during the year ended December 31, 2008, as presented in the table below. All of these impairment charges are within the mainline segment. All of the impairments other than the goodwill impairment, which is separately identified, are classified within “Other impairments and special items” in the Company’s Statements of Consolidated Operations.

Year Ended
(In millions)	December 31, 2008
Goodwill impairment	$2,277

Indefinite-lived intangible assets:
Codeshare agreements	44
Tradenames	20

Intangible asset impairments	64

Tangible assets:
Pre-delivery advance deposits including related capitalized interest	105
B737 aircraft, B737 spare parts and other	145

Aircraft and related deposit impairments	250

Total impairments	$2,591

Goodwill

For purposes of testing goodwill, the Company performed Step One of the SFAS 142 test by estimating the fair value of the mainline reporting unit (to which all goodwill is allocated) utilizing several fair value measurement techniques, including two market estimates and one income estimate and using relevant data available through and as of May 31, 2008. The market approach is a valuation technique in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. The valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a technique in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money. Variations of the income approach were used to determine certain of the intangible asset fair values.

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

Indefinite-lived intangible assets

2008 Interim Impairment Test

The Company utilized appropriate valuation techniques to separately estimate the fair values of all of its indefinite-lived intangible assets as of May 31, 2008 and compared those estimates to related carrying values. Tested assets included tradenames, international route authorities, London Heathrow slots and codesharing agreements. The Company used a market or income valuation approach, as described above, to estimate fair values. Based on the results of this testing, the Company recorded a $64 million impairment charge to indefinite-lived intangible assets for the year ended December 31, 2008.

Annual Impairment Tests

United performed annual impairment reviews of its indefinite-lived intangible assets as of October 1, 2008 and 2007 and of its goodwill as of October 1, 2007 and determined that no impairment was indicated.

Long-lived assets

For purposes of testing impairment of long-lived assets at May 31, 2008, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. The Company grouped its aircraft by fleet type to perform this evaluation and used data and assumptions through May 31, 2008. The estimated undiscounted cash flows were dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices) and other relevant assumptions. If estimates of fair value were required, fair value was estimated using the market approach. Asset appraisals, published aircraft pricing guides and recent transactions for similar aircraft were considered by the Company in its market value determination. Based on the results of these tests, the Company determined that an impairment of $38 million existed which was attributable to the Company’s fleet of owned B737 aircraft and related spare parts. In addition, as of December 31, 2008, the Company performed an impairment test of its B737 aircraft. Based on this analysis, the Company recorded an additional charge of $107 million to reduce the carrying value of the B737 aircraft. As described in Note 2, “Company Operational Plans,” the Company is retiring its entire B737 fleet earlier than originally planned.

Due to the unfavorable economic and industry factors described above, the Company also determined in the second quarter of 2008 that it was required to perform an impairment test of its $105 million of pre-delivery aircraft deposits and related capitalized interest. The Company determined that these aircraft deposits were completely impaired and wrote off their full carrying value. The Company believes that it is highly unlikely that it will take these future aircraft deliveries and, therefore, the Company will be required to forfeit the deposits, which are also not transferable.

As a result of the impairment testing described above, the Company’s goodwill and certain of its indefinite-lived intangible assets and tangible assets were recorded at fair value. In accordance with FSP 157-2, the Company has not applied SFAS 157 to the determination of the fair value of these assets.

However, the provisions of SFAS 157 were applied to the determination of the fair value of financial assets and financial liabilities that were part of the SFAS 142 Step Two goodwill fair value determination.

The carrying value of the Company’s intangible assets or tangible long-lived assets as of December 31, 2008 may decrease in future periods as a result of factors such as decreased demand for aircraft, decreases in revenues, fuel price volatility and adverse economic conditions, among others.

Intangibles

The following table presents information about the intangible assets, including goodwill, at December 31, 2008 and 2007, respectively:

	Weighted
	Average Life of	2008		2007
	Assets	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in millions)	(in years)	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Airport slots and gates	9	$72	$30	$72	$22
Hubs	20	145	22	145	14
Patents	3	70	68	70	45
Mileage Plus database	7	521	179	521	137
Contracts	13	140	35	216	101
Other	7	13	5	18	5

	10	$961	$339	$1,042	$324

Unamortized intangible assets
Goodwill		$—		$2,280
Airport slots and gates		237		255
Route authorities		1,146		1,146
Tradenames		688		752

		$2,071		$4,433

During 2008, the Company wrote off its entire goodwill balance as discussed above. The Company initially recorded goodwill of $2,756 million upon its exit from bankruptcy. Unamortized intangible assets, other than goodwill, decreased by $82 million during 2008 as a result of a $64 million impairment of codeshare agreements and the Company’s tradenames and an $18 million decrease in airport slots and gates related to the sale of assets. During the year ended December 31, 2007, goodwill decreased by $423 million due to a $414 million reduction of the valuation allowance for the deferred tax assets established at fresh-start, $6 million due to the adoption of FIN 48 and $3 million due to a change in estimate of tax accruals existing at the Effective Date.

Total amortization expense recognized was $92 million and $155 million for the years ended December 31, 2008 and 2007, $169 million for the eleven month period ended December 31, 2006 and $1 million for the one month period ended January 31, 2006. The Company expects to record amortization expense of $69 million, $63 million, $58 million, $55 million and $52 million for 2009, 2010, 2011, 2012 and 2013, respectively.

(4)	Voluntary Reorganization Under Chapter 11

Bankruptcy Considerations.  The following discussion provides general background information regarding the Company’s Chapter 11 cases and is not intended to be an exhaustive summary.

On December 9, 2002 (the “Petition Date”), UAL, United and 26 direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions to reorganize their businesses under

Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). On January 20, 2006, the Bankruptcy Court confirmed the Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the “Effective Date”). Pursuant to the Plan of Reorganization, UAL issued new debt and equity securities to certain of its creditors. On the Effective Date, the Company implemented fresh-start reporting.

Significant Bankruptcy Matters Resolved in 2008.  During 2008, the San Francisco International Airport (“SFO”) municipal bond secured interest matter was resolved. HSBC Bank Inc. (“HSBC”), as trustee for the 1997 municipal bonds related to SFO, had filed a complaint against United asserting a security interest in United’s leasehold for portions of its maintenance base at SFO. HSBC alleged that it was entitled to be paid the value of that security interest, which HSBC had once claimed was as much as $257 million. HSBC and United went to trial in April 2006 and the Bankruptcy Court rejected as a matter of law HSBC’s $257 million claim. HSBC subsequently alleged that it was entitled to $154 million, or at a minimum, approximately $93 million. The parties tried the case and filed post-trial briefs which were heard by the Bankruptcy Court. In October 2006, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $27 million. United has accrued this amount as its estimated obligation at December 31, 2008. During 2008, HSBC withdrew its appeal to the Seventh Circuit Court of Appeals of the District Court’s affirmance of the October 2006 Bankruptcy Court ruling. The matter is now final and United expects to pay the amount due to HSBC in 2009.

Significant Matters Remaining to be Resolved in Chapter 11 Cases.  There is pending litigation before the Bankruptcy Court regarding the extent to which the Los Angeles International Airport (“LAX”) municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. At December 31, 2006, United had accrued $60 million for this matter. Trial on this matter occurred during April 2007 and the two parties filed post-trial briefs in the second quarter of 2007. In August 2007, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $33 million, which United had accrued at December 31, 2007 and 2008. The District Court affirmed the Bankruptcy Court’s rulings and the trustee for the bondholders has appealed the matter to the Seventh Circuit Court of Appeals, which is pending. See Claims Resolution Process, below, for details of special items recognized in the Statements of Consolidated Operations for the SFO and LAX matters.

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

With respect to unsecured claims, once a claim is deemed to be valid, either through the Bankruptcy Court process or through other means, the claimant is entitled to a distribution of common stock in UAL. Pursuant to the terms of the Plan of Reorganization, 115 million shares of common stock in UAL have been authorized to be issued to satisfy valid unsecured claims. The Bankruptcy Court confirmed the Plan of Reorganization and established January 20, 2006 as the record date for purposes of establishing the persons that are claimholders of record to receive distributions. Approximately 113 million common shares have been issued and distributed to holders of valid unsecured claims between February 2, 2006, the first distribution date established in the Plan of Reorganization, and December 31, 2008. As of December 31, 2008, approximately 46,000 valid unsecured claims aggregating to approximately $29.3 billion in claim value had received those common shares to satisfy those claims. There are 2.0 million remaining shares of UAL common stock held in reserve to satisfy all of the remaining disputed and undisputed unsecured claim values, once the remaining claim disputes are resolved. The final distributions of shares will not occur until 2009 or later, pending resolution of bankruptcy matters.

The Company’s current estimate of the probable range of unsecured claims to be allowed by the Bankruptcy Court is between $29.3 billion and $29.6 billion. Differences between claim amounts filed and the Company’s estimates continue to be investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims will receive under the Plan of Reorganization no more than their pro rata share of the distribution of the 115 million shares of common stock of UAL, together with the previously-agreed issuance of certain securities.

With respect to valid administrative and priority claims, pursuant to the terms of the Plan of Reorganization these claims have been or will be satisfied with cash. Many asserted administrative and priority claims still remain unpaid and the Company will continue to settle claims and file objections with the Bankruptcy Court to eliminate or reduce such claims. In addition, certain disputes, the most significant of which is discussed in “Significant Matters Remaining to be Resolved in Chapter 11 Cases,” above, still remain with respect to the valuation of certain claims. The Company accrued an obligation for claims it believed were reasonably estimable and probable at the Effective Date. However, the claims resolution process is uncertain and adjustments to claims estimates could result in material adjustments to the Successor Company’s financial statements in future periods as a result of court rulings, the receipt of new or revised information or the finalization of these matters. In accordance with AICPA Practice Bulletin 11, Accounting for Preconfirmation Contingencies in Fresh-Start Reporting, (“Practice Bulletin 11”), the Company has recorded the impact of revisions to these estimates in current results of operations.

The table below includes activity related to the administrative and priority claims and other bankruptcy-related claim reserves including reserves related to legal, professional and tax matters, among others, for the Successor Company for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively. These reserves are primarily classified in other current liabilities in the Statements of Consolidated Financial Position. Certain of the accrual adjustments identified below are a direct result of the Company’s ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies and do not relate directly to the Company’s ongoing performance; therefore, the Company considers these adjustments to be special.

(In millions)	2008	2007	2006
Balance at January 1, 2008 and 2007 and February 1, 2006	$98	$325	$583
Payments	(7)	(83)	(193)
Accruals reclassified	—	(31)	—	(a)
Adjustments impacting income:
Accrual adjustments classified as special revenue credits	—	(45)	—	(b)
Other changes in contingent liabilities classified as revenues	—	(26)	—	(c)
Accrual adjustments classified as special expense credits	—	(30)	(36	)(d)
Accrual adjustments classified as other operating expense (credit)	5	(12)	(29	)(e)

Total adjustments impacting income	5	(113)	(65)

Balance at December 31, 2008, 2007 and 2006	$96	$98	$325

Total charge (credit) to operating income during period from above items	$5	$(113)	$(65)
Additional special operating expense credit	—	(14)	—	(f)

Total operating income charge (benefit)	$5	$(127)	$(65)

(a)	These accruals were deemed to be no longer directly related to bankruptcy proceedings; therefore, the accruals were reclassified to non-bankruptcy accruals.

(b)	In the third quarter of 2007, the Company recorded a change in estimate for certain liabilities relating to bankruptcy administrative claims. This adjustment resulted directly from the progression of the Company’s ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies; therefore, it was classified as a special operating revenue credit of $45 million that relates to both mainline passenger revenues ($37 million) and Regional affiliates revenues ($8 million).

(c)	The Company separately recorded a $26 million benefit from a change in estimate to certain other contingent liabilities based largely on changes in underlying facts and circumstances occurring during the third quarter of 2007. This benefit was recorded as a credit to mainline passenger revenues of $22 million and to Regional affiliates revenues of $4 million.

(d)	The 2007 amount relates to special operating expense credits of $30 million relating to ongoing litigation for San Francisco and Los Angeles facility lease secured interests as discussed above. For 2006, the $36 million benefit consists of a $12 million net benefit related to SFO and LAX lease litigation and a $24 million benefit related to pension matters, as discussed in Note 19, “Special Items.”

(e)	This amount relates to accrual adjustments impacting various operating expense line items that the Company recorded due to a change in estimate for certain liabilities relating to bankruptcy administrative claims. These adjustments resulted directly from the progression of the Company’s ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies.

(f)	This amount relates to an accrual adjustment that the Company recorded due to a change in estimate for certain liabilities relating to bankruptcy administrative claims. This adjustment, which was recorded as a credit to other operating expense, resulted directly from the progression of the Company’s ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies.

Financial Statement Presentation.  SOP 90-7 requires that the financial statements for periods after a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements as reorganization items, net. For the month ended January 31, 2006, the Predecessor Company recognized the following primarily non-cash reorganization income (expense) in its financial statements:

	Period from
	January 1 to
	January 31,
	2006
(In millions)	UAL	United
Discharge of claims and liabilities	$24,628	$24,389	(a)
Revaluation of frequent flyer obligations	(2,399)	(2,399	) (b)
Revaluation of other assets and liabilities	2,106	2,111	(c)
Employee-related charges	(898)	(898	) (d)
Contract rejection charges	(429)	(421	) (e)
Professional fees	(47)	(47)
Pension-related charges	(14)	(14)
Other	(13)	(12)

	$22,934	$22,709

(a)	The discharge of claims and liabilities primarily relates to those unsecured claims arising during the bankruptcy process, such as those arising from the termination and settlement of the Company’s U.S. defined benefit pension plans and other employee claims; aircraft-related claims, such as those arising as a result of aircraft rejections; other unsecured claims due to the rejection or modification of executory contracts, unexpired leases and regional carrier contracts; and claims associated with certain municipal bond obligations based upon their rejection, settlement or the estimated impact of the outcome of pending litigation. In accordance with the Plan of Reorganization, the Company discharged its obligations to unsecured creditors in exchange for the distribution of 115 million common shares of UAL and the issuance of certain other UAL securities. Accordingly, UAL and United recognized a non-cash reorganization gain of $24.6 billion and $24.4 billion, respectively.

(b)	The Company revalued its Mileage Plus Frequent Flyer Program (“Mileage Plus”) obligations at fair value as a result of fresh-start reporting, which resulted in a $2.4 billion non-cash reorganization charge.

(c)	In accordance with fresh-start reporting, the Company revalued its assets at their estimated fair value and liabilities at estimated fair value or the present value of amounts to be paid. This resulted in a non-cash reorganization gain of $2.1 billion, primarily as a result of newly recognized intangible assets, offset partly by reductions in the fair value of tangible property and equipment.

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

(5)	Common Stockholders’ Equity and Preferred Securities

As a result of the Plan of Reorganization becoming effective on February 1, 2006, the then-outstanding equity securities as well as the shares held in treasury of Predecessor UAL were canceled. New UAL common stock began trading on the NASDAQ market on February 2, 2006 under the symbol “UAUA.” In accordance with the Plan of Reorganization, UAL established the equity structure in the table below upon emergence and, on February 2, 2006, began distributing portions of the shares of new common stock to certain general unsecured creditors and employees and certain management employees and non-employee directors.

Shares of
UAL
Party of Interest	Common Stock
General unsecured creditors and employees	115,000,000
Management equity incentive plan (“MEIP”)	9,825,000
Director equity incentive plan (“DEIP”)	175,000

125,000,000

Changes in the number of shares of UAL common stock outstanding during the years ended December 31, 2008 and 2007, the eleven month period ended December 31, 2006 and the one month period ended January 31, 2006 were as follows:

	Successor			Predecessor
			Period from	Period from
			February 1	January 1
	Year Ended		to	to
	December 31,		December 31,	January 31,
UAL	2008	2007	2006	2006
Shares outstanding at beginning of period	116,921,049	112,280,629	116,220,959	116,220,959
Cancellation of Predecessor UAL stock	—	—	(116,220,959)	—
Issuance of UAL stock under equity offering	11,208,438	—	—	—
Issuance of UAL stock upon conversion of preferred stock	11,145,812	—	—	—
Issuance of UAL stock to creditors	765,780	3,849,389	108,347,814	—
Issuance of UAL stock to employees	418,664	1,155,582	4,240,526	—
Issuance of UAL stock to directors	—	—	100,000	—
Forfeiture of non-vested UAL stock	(110,926)	(104,733)	(270,934)	—
Shares acquired for treasury	(310,889)	(259,818)	(136,777)	—

Shares outstanding at end of period	140,037,928	116,921,049	112,280,629	116,220,959

Treasury shares at beginning of period	396,595	136,777	—	—
Shares acquired for treasury	310,889	259,818	136,777	—

Treasury shares at end of period	707,484	396,595	136,777	—

At December 31, 2008, 2.0 million of the initial 115 million shares authorized remain to be distributed to employees and holders of previously allowed claims and disputed claims that are pending final resolution. All treasury shares were acquired either for tax withholding obligations related to UAL’s share-based compensation plan or as consideration under an employment agreement. See Note 7, “Share-Based Compensation Plans” for additional information related to the remaining grants available to be awarded under the UAL’s share-based compensation plans and outstanding option awards, neither of which are included in outstanding shares above.

UAL is authorized to issue 250 million shares of preferred stock (without par value). UAL was also authorized to issue two shares of junior preferred stock (par value $0.01 per share) which were issued in 2006 and remained outstanding at December 31, 2008.

UAL issued 5 million shares of 2% convertible preferred stock to the PBGC on the Effective Date. The shares were issued at a liquidation value of $100 per share, convertible at any time following the second anniversary of the issuance date into common stock of UAL at an initial conversion price of $46.86 per common share; with dividends payable in kind semi-annually (in the form of increases to the liquidation value of the issued and outstanding shares). The preferred stock ranked pari passu with all current and future UAL or United preferred stock and was redeemable at any time at the then-current liquidation value (plus accrued and unpaid dividends) at the option of the issuer. At December 31, 2007, 5 million shares of UAL 2% convertible preferred stock were outstanding with an aggregate liquidation value of $519 million, which included $19 million of accrued and paid in kind dividends. The preferred stock had been pushed down to United and was reflected on United’s books as part of fresh-start reporting. At December 31, 2007, the carrying value of the 2% convertible preferred stock was $371 million, which included the $19 million of accrued and paid in kind dividends.

As reflected in the table above, 11.1 million shares of UAL common stock were issued upon preferred stockholders’ elections to exercise their conversion option of all 5 million shares of 2% mandatorily convertible preferred stock during 2008. As a result of these conversions, there are currently no outstanding shares of 2% convertible preferred stock and this class of stock was retired in October 2008. The Company increased additional paid in capital by $374 million and decreased the mandatorily convertible preferred stock by the same amount to record the impact of these conversions.

In addition, as indicated in the table above, during 2008 the Company issued 11.2 million shares of common stock as part of a $200 million equity offering generating net proceeds of $122 million, of which $107 million was received in 2008 and $15 million was received in January 2009 upon settlement of shares sold during the last three days of 2008. In January 2009, an additional 4.0 million shares were issued generating net proceeds of $47 million. After the January 2009 issuances, the Company had issued shares for gross proceeds of $172 million leaving $28 million of remaining capacity available to issue additional shares in 2009.

(6)	UAL Per Share Amounts

In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, basic per share amounts were computed by dividing earnings (loss) available to common stockholders by the weighted-average number of shares of UAL common stock outstanding. Approximately 2.0 million, 2.8 million and 6.7 million UAL shares remaining to be issued to unsecured creditors and employees under the Plan of Reorganization are included in outstanding basic shares for 2008, 2007 and the eleven month period ended December 31, 2006, respectively, as the necessary conditions for issuance have been satisfied. UAL’s $546 million of 6% senior notes are callable at any time at 100% of par value, and can be redeemed with either cash or UAL common stock at UAL’s option. These notes are not included in the diluted earnings per share calculation, as it is UAL’s intent to redeem these notes with cash. In January 2009, the Company issued additional common shares as discussed in Note 5, “Common Stockholders’ Equity and Preferred Securities,” above. The table below represents the reconciliation of the basic earnings (loss) per share to diluted earnings (loss) per share.

	Successor			Predecessor
			Period from	Period from
			February 1	January 1
	Year Ended		to	to
(In millions, except per share)	December 31,		December 31,	January 31,
UAL	2008	2007	2006	2006
Basic earnings per share:
Net income (loss)	$(5,348)	$403	$25	$22,851
Preferred stock dividend requirements	(3)	(10)	(9)	(1)

Earnings (loss) available to common stockholders	$(5,351)	$393	$16	$22,850

Basic weighted-average shares outstanding	126.8	117.4	115.5	116.2

Earnings (loss) per share, basic	$(42.21)	$3.34	$0.14	$196.61

Diluted earnings per share:
Earnings (loss) available to common stockholders	$(5,351)	$393	$16	$22,850
Effect of 2% preferred securities	—	10	—	—
Effect of 4.5% senior limited-subordination convertible notes	—	20	—	—
Effect of 5% convertible notes	—	5	—	—

Earnings available to common stockholders including the effect of dilutive securities	$(5,351)	$428	$16	$22,850

Basic weighted-average shares outstanding	126.8	117.4	115.5	116.2
Effect of non-vested stock options	—	0.2	—	—
Effect of non-vested restricted shares	—	1.1	0.7	—
Effect of 2% preferred securities	—	11.0	—	—
Effect of 4.5% senior limited-subordination convertible notes	—	20.8	—	—
Effect of 5% convertible notes	—	3.2	—	—

Diluted weighted-average shares outstanding	126.8	153.7	116.2	116.2

Earnings (loss) per share, diluted	$(42.21)	$2.79	$0.14	$196.61

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	4.4	4.0	5.0	9.0
Restricted shares	1.4	0.9	2.0	—
2% preferred securities	3.1	—	10.8	—
4.5% senior limited-subordination convertible notes	22.2	—	20.8	—
5% convertible notes	3.4	—	3.2	—

	34.5	4.9	41.8	9.0

(7)	Share-Based Compensation Plans

Compensation expense associated with the UAL share-based compensation plans has been pushed down to United.

Predecessor Company—As of January 31, 2006, a total of nine million stock options were outstanding. Under the Company’s Plan of Reorganization, these stock options were canceled on the Effective Date. No material share-based compensation expense was incurred as a result of these outstanding options for the month of January 2006.

Successor Company—The following table summarizes the number of awards authorized, issued and available for future grants under the Company’s share-based compensation plans for management employees and directors as of December 31, 2008:

	Employees	Directors	Total

Authorized	8,339,284	175,000	8,514,284
Granted	(633,750)	(113,111)	(746,861)
Canceled awards available for reissuance	336,365	—	336,365

Available for future grants	8,041,899	61,889	8,103,788

The following table provides information related to our share-based compensation plans.

			Period from
	Year Ended		February 1 to
	December 31,		December 31,
(In millions)	2008	2007	2006

Compensation cost:
Management plan restricted stock	$18	$25	$84
Management plan stock options	13	24	72
DEIP unrestricted stock	—	—	3

Total compensation cost	$31	$49	$159

The unrecognized compensation cost related to unvested awards at December 31, 2008 and 2007 was $18 million and $41 million, respectively, which is expected to be recognized over a weighted-average period of 1.6 and 2.2 years, respectively. During the second quarter of 2006, the Company revised its initial estimated award forfeiture rate of 7.5% to 15% based upon actual attrition. As a result, the share-based compensation expense was reduced by approximately $7 million for the eleven month period ended December 31, 2006.

2008 Incentive Compensation Plan.  In 2008, UAL’s Board of Directors and stockholders approved the UAL Corporation 2008 Incentive Compensation Plan (the “2008 Plan”). The 2008 Plan is an incentive compensation plan that allows the Company to use different forms of compensation awards to attract, retain and reward eligible participants. This approval by stockholders also allows for the issuance of up to 8,000,000 additional shares pursuant to awards granted under the 2008 Plan. The 2008 Plan replaced the UAL Corporation 2006 Management Equity Incentive Plan, which was automatically terminated with respect to future grants and otherwise replaced and superseded by the 2008 Plan. Any awards granted under the MEIP remain in effect pursuant to their terms.

Any officer or employee of UAL or its affiliates is eligible to participate in the 2008 Plan. The 2008 Plan allows for the grant of options intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Code, non-qualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted share awards, restricted stock units (“RSUs”), performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards. Any shares of our common stock issued under the 2008 Plan will consist, in whole or in part, of authorized and unissued shares or of treasury shares.

The 2008 Plan provides that, unless otherwise provided in an award agreement, in the event of a change of control of the Company (as defined in the 2008 Plan):

•	any options and SARs outstanding as of the date the change of control is determined to have occurred become fully exercisable and vested, as of immediately prior to the change of control.

•	all performance units, cash incentive awards and other awards designated as performance compensation awards will be paid out at the “target” performance level on a prorated basis based on the number of days elapsed from the beginning of the performance period up to and including the change of control.

•	all other outstanding awards are automatically deemed exercisable or vested and all restrictions and forfeiture provisions related thereto lapse as of immediately prior to such change of control.

The table below summarizes stock option activity pursuant to UAL’s Management Plan stock options for the year ended December 31, 2008:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Options	Exercise Price	Life (in years)	(in millions)

Outstanding at beginning of year	4,150,093	$35.66
Granted	615,900	12.94
Exercised(a)	(6,864)	33.88		$—
Canceled	(142,536)	34.87
Expired	(262,921)	33.77

Outstanding at end of year	4,353,672	32.80

Vested and expected to vest at end of period	4,005,308	32.97	7.4	$1
Exercisable at end of period(b)	2,031,242	35.14	7.0	—

(a)	The aggregate intrinsic value of shares exercised in 2008, 2007 and 2006 was less than $1 million, $11 million and $3 million, respectively.

(b)	Options represent the number of vested options at December 31, 2008. Aggregate intrinsic value is based only on vested options that have an exercise price less than the UAL stock price at December 31, 2008.

The following table provides additional information for options granted in each period:

			Period from
	Year Ended		February 1
	December 31,		to December 31,
Weighted-average fair value assumptions:	2008	2007	2006
Risk-free interest rate	1.9-3.6%	3.4-5.0%	4.4-5.1%
Dividend yield	0%	0%	0%
Expected market price volatility of UAL common stock	55%	55%	55-57%
Expected life of options (years)	5.0-6.3	5.8-6.2	5.0-6.2
Weighted-average fair value	$7.86	$25.13	$21.37

The fair value of options was determined at the grant date using a Black Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on UAL’s common stock was assumed to be zero since UAL did not have any plans to pay dividends at the time of the option grants.

The volatility assumptions were based upon historical volatilities of comparable airlines whose shares are traded using daily stock price returns equivalent to the contractual term of the option. In addition, implied volatility data for both UAL and comparable airlines, using current exchange-traded options, was utilized. Since the new UAL common stock only began trading in February 2006, the historical volatility data for UAL was not considered adequate to determine expected volatility.

The expected life of the options was determined based upon a simplified assumption that the option will be exercised evenly from vesting to expiration under the transitional guidance of Staff Accounting Bulletin No. 107, Topic 14, Share-Based Payments. Under the MEIP and the 2008 Plan, the stock options typically vest over a four year period. Under the MEIP, awards to employees that are retirement eligible either at the grant date or within the vesting period are considered vested at the respective retirement eligibility date.

Under SFAS 123R, the fair value of the Restricted Stock awards was primarily based upon the share price on the date of grant. Restricted stock vesting under the 2008 Plan and the MEIP is similar to the stock option vesting described above. Approximately 1.2 million of the 1.4 million non-vested restricted stock awards at December 31, 2008 are expected to vest.

The table below summarizes restricted stock activity for the twelve months ended December 31, 2008:

		Weighted-
		Average
	Restricted Stock	Grant Price

Non-vested at beginning of year	2,017,989	$37.20
Granted	413,800	15.76
Vested	(886,188)	33.36
Canceled	(114,926)	38.98

Non-vested at end of year	1,430,675	35.32

The fair value of restricted shares vested in 2008, 2007 and 2006 was $30 million, $28 million and $31 million, respectively. The weighted-average grant date price of shares granted in 2007 and 2006 was $43.61 and $36.78.

(8)	Income Taxes

In 2008, substantially all of the tax benefit of the Company’s net loss was offset by a valuation allowance. In 2008, UAL and United recorded tax benefits of $25 million and $22 million, respectively, primarily due to the impairment and sale of select indefinite-lived intangibles and the impact of an increase in state tax rates. This tax benefit is small relative to the Company’s losses; consequently, the Company’s effective tax rate is insignificant, when compared to the 35% U.S. federal statutory rate. In 2007, the Company’s regular taxable income was completely absorbed by utilization of its net operating loss (“NOL”) carry forward; however, the Company did incur an alternative minimum tax (“AMT”) liability of $6 million.

The significant components of the income tax expense (benefit) are as follows:

	Successor			Predecessor
			Period from	Period from
	Year Ended		February 1 to	January 1
(In millions)	December 31,		December 31,	to January 31,
UAL	2008	2007	2006	2006
Current tax expense	$1	$6	$—	$—
Deferred tax expense (benefit)	(26)	291	21	8,488
Increase (decrease) in the valuation allowance for deferred tax assets	—	—	—	(8,488)

	$(25)	$297	$21	$—

United

Current tax expense	$4	$6	$—	$—
Deferred tax expense (benefit)	(26)	290	29	8,397
Increase (decrease) in the valuation allowance for deferred tax assets	—	—	—	(8,397)

	$(22)	$296	$29	$—

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

			Period from	Period from
	Year Ended		February 1 to	January 1 to
(In millions)	December 31,		December 31,	January 31,
UAL	2008	2007	2006	2006
Income tax provision at statutory rate	$(1,880)	$243	$15	$7,998
State income taxes, net of federal income tax benefit	(67)	13	1	423
Goodwill	798	—	—	—
Nondeductible employee meals	7	10	9	1
Nondeductible interest expense	10	21	—	—
Medicare Part D subsidy	(12)	(2)	(12)	(2)
Valuation allowance	1,100	—	—	(8,488)
Share-based compensation	—	2	5	—
Rate change beginning deferreds	14	—	—	—
Other, net	5	10	3	68

	$(25)	$297	$21	$—

United

Income tax provision at statutory rate	$(1,865)	$243	$20	$7,917
State income taxes, net of federal income tax benefit	(66)	13	1	419
Goodwill	798	—	—	—
Nondeductible employee meals	7	10	9	1
Nondeductible interest expense	10	21
Medicare Part D subsidy	(12)	(2)	(12)	(2)
Valuation allowance	1,083	—	—	(8,397)
Share-based compensation	—	2	5	—
Rate change beginning deferreds	14	—	—	—
Other, net	9	9	6	62

	$(22)	$296	$29	$—

Temporary differences and carry forwards that give rise to a significant portion of deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	UAL		United
	December 31,		December 31,
(In millions)	2008	2007	2008	2007
Deferred income tax asset (liability):
Employee benefits, including postretirement, medical and ESOP	$1,345	$1,292	$1,374	$1,322
Federal and state net operating loss carry forwards	2,622	2,458	2,622	2,473
Mileage Plus deferred revenue	1,541	1,216	1,545	1,220
AMT credit carry forwards	298	297	298	297
Fuel hedge unrealized losses	294	—	294	—
Restructuring charges	139	170	134	165
Other asset	337	290	329	282
Less: Valuation allowance	(2,941)	(1,815)	(2,866)	(1,757)

Total deferred tax assets	$3,635	$3,908	$3,730	$4,002

	UAL		United
	December 31,		December 31,
(In millions)	2008	2007	2008	2007
Depreciation, capitalized interest and other	$(2,961)	$(3,165)	$(2,958)	$(3,161)
Intangibles	(864)	(913)	(910)	(959)
Fuel hedge unrealized gains	—	(13)	—	(13)
Other liability	(346)	(377)	(321)	(352)

Total deferred tax liabilities	$(4,171)	$(4,468)	$(4,189)	$(4,485)

Net deferred tax liability	$(536)	$(560)	$(459)	$(483)

The federal and state NOL carry forwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. This tax benefit is mostly attributable to federal pre-tax NOL carry forwards of $7.0 billion. If not utilized, the federal tax benefits of $1.0 billion expire in 2022, $0.4 billion expire in 2023, $0.5 billion expire in 2024, $0.4 billion expire in 2025, $20 million expire in 2026 and $0.1 billion in 2028. In addition, the state tax benefit of $170 million, if not utilized, expires over a five to twenty year period.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. The Company’s management assesses the realizability of its deferred tax assets, and records a valuation allowance for the deferred tax assets when it is more likely than not that a portion, or all of the deferred tax assets, will not be realized. As a result, the Company has a valuation allowance against its deferred tax assets as of December 31, 2008 and 2007, to reflect management’s assessment regarding the realizability of those assets. The Company expects to continue to maintain a valuation allowance on deferred tax assets until there is sufficient positive evidence of future realization. The current valuation allowance of $2,941 million and $2,866 million for UAL and United, respectively, if reversed in future years will be allocated to reduce income tax expense as discussed in Note 1(p), “Summary of Significant Accounting Policies—New Accounting Pronouncements.” The current valuation allowance reflects a change from December 31, 2007 of $1,126 million and $1,109 million for UAL and United, respectively.

In addition to the deferred tax assets listed above, the Company has an $809 million unrecorded tax benefit at December 31, 2008 attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for UAL common stock issued to certain unsecured creditors and employees pursuant to the Plan of Reorganization. The Company is accounting for this unrecorded tax benefit by analogy to SFAS 123R which requires recognition of the tax benefit to be deferred until it is realized as a reduction of taxes payable. If not utilized, the unrecognized tax benefits of $161 million will expire in 2025, $489 million in 2026 and $159 million over a period from 2027 through 2050.

Effective January 1, 2007, we adopted the provisions of FIN 48. Our adoption of FIN 48 resulted in a $24 million increase in the liability for unrecognized tax benefits which was accounted for as a $6 million decrease in goodwill, a $2 million increase in additional capital invested and a $32 million increase to deferred tax assets.

Our liability for uncertain tax positions was $20 million and $35 million at December 31, 2008 and 2007, respectively. Included in the ending balance are unrecognized tax benefits of $15 million that would affect our effective tax rate if recognized. During 2008, uncertain tax positions that were effectively settled amounted to $5 million. Excluding these items and amounts related to tax positions for which the ultimate deductibility is highly certain, there were no other significant changes in the components of the liability in the twelve months ending December 31, 2008. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to significantly impact the Company’s results of operations or financial position.

Included in the balance at December 31, 2008, is $4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would cause a reduction to the net operating losses available for utilization.

The Company records penalties and interest relating to uncertain tax positions in the other operating expense and interest expense line items, respectively, within our Statements of Consolidated Operations. There are no significant accrued interest or penalties or interest or penalty expense recorded in the accompanying consolidated financial statements.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions:

(In millions)	2008	2007
Balance at January 1,	$35	$48
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	1	1
Decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	(11)	(14)
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	(5)	—

Balance at December 31,	$20	$35

Our income tax returns for tax years after 2003 remain subject to examination by the Internal Revenue Service and state taxing jurisdictions.

United and its domestic consolidated subsidiaries, file a consolidated federal income tax return with UAL. Under an intercompany tax allocation policy, United and its subsidiaries compute, record and pay UAL for their own tax liability as if they were separate companies filing separate returns. In determining their own tax liabilities, United and each of its subsidiaries take into account all tax credits or benefits generated and utilized as separate companies and they are compensated for the aforementioned tax benefits only if they would be able to use those benefits on a separate company basis.

(9)	Retirement and Postretirement Plans

The Company maintains various retirement plans, both defined benefit and defined contribution, which cover substantially all employees. As discussed below, most of the Company’s defined benefit plans were terminated and replaced with defined contribution plans as part of the bankruptcy reorganization. The Company also provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees reflected as “Other Benefits” in the tables below. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the Statements of

Consolidated Financial Position for the defined benefit and other postretirement plans (“Other Benefits”):

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31,		December 31,
(In millions)	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of period	$236	$251	$1,987	$2,116
Service cost	6	8	32	39
Interest cost	8	9	122	121
Plan participants’ contributions	1	1	69	56
Amendments	—	(16)	—	—
Actuarial (gain) loss	(9)	(18)	(46)	(146)
Curtailments	—	1	(1)	—
Foreign currency exchange rate changes	(8)	11	—	—
Federal subsidy	—	—	12	8
Gross benefits paid	(13)	(11)	(217)	(207)

Benefit obligation at end of period	$221	$236	$1,958	$1,987

Change in Plan Assets
Fair value of plan assets at beginning of period	$167	$152	$56	$54
Actual return on plan assets	(39)	9	3	3
Employer contributions	22	14	146	150
Plan participants’ contributions	1	1	69	56
Foreign currency exchange rate changes	(14)	6	—	—
Expected transfer out	—	(4)	—	—
Benefits paid	(13)	(11)	(217)	(207)

Fair value of plan assets at end of period	$124	$167	$57	$56

Funded status—Net amount recognized	$(97)	$(69)	$(1,901)	$(1,931)

	Year Ended		Year Ended
	December 31,		December 31,
	2008	2007	2008	2007

Amounts recognized in the Statements of Consolidated Financial Position consist of:
Noncurrent asset	$19	$33	$—	$—
Current liability	(4)	(5)	(89)	(102)
Noncurrent liability	(112)	(97)	(1,812)	(1,829)

Net amount recognized	$(97)	$(69)	$(1,901)	$(1,931)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain (loss)	$—	$43	$286	$254

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 for actuarial gains are $1 million for pension plans and $20 million for other postretirement plans. At exit the Company elected not to apply the corridor approach for amortization of unrecognized amounts included in accumulated other comprehensive income. This policy may result in more volatility in the amortization of these unrecognized amounts into net periodic pension cost.

The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets:

	December 31,
(In millions)	2008	2007

Projected benefit obligation	$211	$208
Accumulated benefit obligation	175	171
Fair value of plan assets	94	106

The net periodic benefit cost included the following components:

	Successor			Predecessor
			Period from	Period from
	Year Ended		February 1 to	January 1
	December 31,		December 31,	to January 31,
(In millions)	2008	2007	2006	2006
Pension Benefits
Service cost	$6	$8	$9	$1
Interest cost	8	9	8	1
Expected return on plan assets	(10)	(9)	(8)	(1)
Recognized actuarial (gain) loss	(2)	(1)	—	—

Net periodic benefit costs	$2	$7	$9	$1

Other Benefits,
Service cost	$32	$39	$33	$3
Interest cost	122	121	116	11
Expected return on plan assets	(4)	(3)	(6)	(1)
Amortization of prior service cost including transition obligation	—	—	—	(13)
Curtailment gain	(1)	—	—
Recognized actuarial (gain) loss	(17)	(11)	—	8

Net periodic benefit costs	$132	$146	$143	$8

The assumptions below are based on country-specific bond yields and other economic data. The weighted-average assumptions used for the benefit plans were as follows:

	Pension Benefits		Other Benefits
	At		At
	December 31,		December 31,
	2008	2007	2008	2007
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.59%	4.16%	5.97%	6.27%
Rate of compensation increase	2.94%	3.22%	—	—

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31,		December 31,
	2008	2007	2008	2007
Weighted-average assumptions used to determine net expense
Discount rate	4.16%	3.88%	6.27%	5.93%
Expected return on plan assets	6.31%	6.38%	6.50%	6.50%
Rate of compensation increase	3.22%	3.15%	—	—

The expected return on plan assets is based on an evaluation of the historical behavior of the broad financial markets and the Company’s investment portfolio.

	2008	2007

Health care cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2015)	5.00%	4.50%

Assumed health care cost trend rates have a significant effect on the amounts reported for the Other Benefits plan. A 1% change in the assumed health care trend rate for the Successor Company would have the following additional effects:

(In millions)	1% Increase	1% Decrease
Effect on total service and interest cost for the year ended December 31, 2008	$19	$(13)
Effect on postretirement benefit obligation at December 31, 2008	290	(226)

The weighted-average asset allocations for the plans at December 31, 2008 and 2007, by asset category are as follows:

	Pension Assets		Other Benefit Assets
	at December 31		at December 31
Asset Category	2008	2007	2008	2007

Equity securities	52%	70%	—%	—%
Fixed income	10	25	100	100
Other	38	5	—	—

Total	100%	100%	100%	100%

The Company believes that the long-term asset allocations on average will approximate the targeted allocations and regularly reviews the actual asset allocations to periodically rebalance the investments to the targeted allocations when appropriate. The target asset allocations are established with the objective of achieving the plans’ expected return on assets without undue investment risk.

Expected 2009 contributions are $10 million for the pension plans and $158 million for the other postretirement benefit plans. The following benefit payments are expected to be made in future years for the Company’s retirement plans:

			Other
			Benefits—
		Other	subsidy
(In millions)	Pension	Benefits	receipts

2009	$11	$159	$13
2010	11	162	14
2011	11	163	16
2012	12	160	18
2013	12	159	20
Years 2014—2018	58	826	125

Defined Contribution Plans

In place of the domestic defined benefit pension plans that were terminated during bankruptcy, the Company enhanced its contributions to the defined contribution plans for most employee groups. Depending upon the employee group, contributions consist of matching contributions and/or non-elective employer contributions. The Company’s contribution percentages vary from 1 to 16% of eligible earnings depending on the terms of each plan.

Effective March 1, 2006, an International Association of Machinists (“IAM”) replacement plan was implemented. The IAM replacement plan is a multi-employer plan whereby the assets contributed by the Company (based on hours worked) may be used to provide benefits to employees of other participating companies, since assets contributed by all participating companies are not segregated or restricted to provide benefits specifically to employees of one participating company. In accordance with the applicable accounting for multi-employer plans, the Company would only recognize a withdrawal obligation if it becomes probable it would withdraw from the plan. The Predecessor Company recorded expense from defined contribution plans of $16 million for the month of January 2006. The Successor Company recognized $248 million, $232 million and $206 million of expense for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively, for all of the Company’s defined contribution employee retirement plans, of which $34 million, $28 million and $21 million, respectively, related to the IAM multi-employer plan.

(10)	Segment Information

Segments.  The Company manages its business by two reporting segments: Mainline and United Express. The Company manages its business as an integrated network with assets deployed across various regions. See Note 1(i), “Summary of Significant Accounting Policies—United Express” for additional information related to United Express expenses.

The accounting policies for each of these reporting segments are the same as those described in Note 1, “Summary of Significant Accounting Policies,” except that segment financial information has been prepared using a management approach which is consistent with how the Company internally disperses financial information for the purpose of making internal operating decisions. The Company evaluates segment financial performance based on earnings before income taxes, special items, reorganization items and gain on sale of investments. As discussed in the notes to the tables below, the Company does not allocate corporate overhead to its United Express segment; although certain selling and operational costs are allocated to United Express.

The following table presents UAL segment information for the years ended December 31, 2008 and 2007, the eleven month period ended December 31, 2006, the one month period ended January 31, 2006:

	Successor			Predecessor
			Period from	Period from
	Year Ended		February 1 to	January 1 to
(In millions)	December 31,		December 31,	January 31,
UAL	2008	2007	2006	2006
Revenue:
Mainline	$17,096	$17,035	$15,185	$1,254
United Express	3,098	3,063	2,697	204
Special revenue items	—	45	—	—

Total	$20,194	$20,143	$17,882	$1,458

Depreciation and amortization:
Mainline	$932	$925	$820	$68
United Express(a)	6	9	7	1

Segment earnings (loss) and reconciliation to
Statements of Consolidated Operations:
Mainline	$(2,607)	$448	$(91)	$(59)
United Express	(150)	122	101	(24)
Special revenue items (Note 19)	—	45	—	—
Goodwill impairment	(2,277)	—	—	—
Other impairments and special items (Note 19)	(339)	44	36	—
Gain on sale of investment (Note 20)	—	41	—	—
Reorganization items, net	—	—	—	22,934
Less: Equity earnings in affiliates(b)	(6)	(5)	(3)	(5)

Consolidated earnings (loss) before income taxes and equity earnings in affiliates	$(5,379)	$695	$43	$22,846

(a)	United Express depreciation expense relates to assets used in United Express operations. This depreciation is included in Regional affiliates expense in the Company’s Statements of Consolidated Operations.

(b)	Equity earnings are part of the mainline segment.

The following table presents United segment information for the years ended December 31, 2008 and 2007, the eleven month period ended December 31, 2006, the one month period ended January 31, 2006:

	Successor			Predecessor
			Period from	Period from
	Year Ended		February 1 to	January 1 to
(In millions)	December 31,		December 31,	January 31,
United	2008	2007	2006	2006
Revenue:
Mainline	$17,139	$17,023	$15,183	$1,250
United Express	3,098	3,063	2,697	204
Special revenue items	—	45	—	—

Total	$20,237	$20,131	$17,880	$1,454

Depreciation and amortization:
Mainline	932	$925	$820	$68
United Express(a)	6	9	7	1

Segment earnings (loss) and reconciliation to
Statements of Consolidated Operations:
Mainline	$(2,562)	$446	$(76)	$(59)
United Express	(150)	122	101	(24)
Special revenue items (Note 19)	—	45	—	—
Goodwill impairment	(2,277)	—	—	—
Other impairments and special items (Note 19)	(339)	44	36	—
Gain on sale of investment (Note 20)	—	41	—	—
Reorganization items, net	—	—	—	22,709
Less: Equity earnings in affiliates(b)	(6)	(5)	(3)	(5)

Consolidated earnings (loss) before income taxes and equity earnings in affiliates	$(5,334)	$693	$58	$22,621

(a)	United Express depreciation expense relates to assets used in United Express operations. This depreciation is included in Regional affiliates expense in the Company’s Statements of Consolidated Operations.

(b)	Equity earnings are part of the mainline segment.

The Company does not allocate interest income or interest expense to the United Express segment in reports used to evaluate segment performance. Therefore, all amounts classified as interest income and interest expense in the Statements of Consolidated Operations relate to the mainline segment.

In accordance with SFAS 142, on the Effective Date the Company allocated goodwill upon adoption of fresh-start reporting in a manner similar to how the amount of goodwill recognized in a business combination is determined. This required the determination of the fair value of each reporting unit to calculate an estimated purchase price for such reporting unit. This purchase price was then allocated to the individual assets and liabilities assumed to be related to that reporting unit. Any excess purchase price is the amount of goodwill assigned to that reporting unit. To the extent that individual assets and liabilities could be assigned directly to specific reporting units, those assets and liabilities were so assigned. As a result of this process, all of the Company’s goodwill has been allocated to the mainline segment. See Note 3, “Asset Impairments and Intangible Assets,” for further information related to goodwill.

At December 31, 2008 and 2007, UAL’s and United’s net carrying values of mainline and United Express segment assets were as follows:

	UAL		United
(In millions)	2008	2007	2008	2007
Mainline segment	$19,415	$24,149	$19,586	$24,165
United Express segment	46	71	46	71

Total assets	$19,461	$24,220	$19,632	$24,236

United Express assets include only those assets directly associated with its operations. The Company does not allocate corporate assets to the United Express segment. The Company’s capital expenditures are reported in the Company’s Statements of Consolidated Cash Flows and are related to its mainline operations.

UAL and United’s operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the years ended December 31, 2008 and 2007, the eleven month period ended December 31, 2006 and the one month period ended January 31, 2006 is presented in the table below.

	Successor			Predecessor
			Period from	Period from
	Year Ended		February 1 to	January 1 to
	December 31,		December 31,	January 31,
(In millions)	2008	2007	2006	2006
UAL
Domestic (U.S. and Canada)	$12,819	$14,006	$11,981	$953
Pacific	3,712	3,262	3,214	283
Atlantic	3,055	2,365	2,158	167
Latin America	608	510	529	55

Total UAL	$20,194	$20,143	$17,882	$1,458
Add (less): UAL other domestic	43	(12)	(2)	(4)

Total United	$20,237	$20,131	$17,880	$1,454

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

The table below presents the components of the Company’s accumulated other comprehensive income (loss), net of tax. See Note 9, “Retirement and Postretirement Plans” and Note 13, “Fair Value Measurements and Financial Instruments,” for further information on these items.

	As of December 31,
(In millions)	2008	2007	2006
Pension and other postretirement gains, net of tax	$130	$141	$87
Financial instrument losses, net of tax	(37)	—	(5)

Accumulated other comprehensive income, net of tax	$93	$141	$82

The 2006 pension-related amounts represent the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). During the initial adoption of SFAS 158, the Company recorded deferred taxes on the portion of other comprehensive income associated with the Medicare Part D subsidiary. In 2007, the Company recomputed deferred taxes on the portion of the initial other comprehensive balance at the adoption date excluding the amount of comprehensive income attributable to the Medicare Part D subsidiary. This adjustment of $40 million is excluded from comprehensive income and is reported separately in the Company’s Statements of Consolidated Stockholders’ Equity (Deficit).

(12)	Debt Obligations and Card Processing Agreements

Long-term debt amounts outstanding at December 31, 2008 and 2007 are shown below:

	At December 31,
(In millions)	2008	2007
United

Secured notes, 1.64% to 9.52%, due 2009 to 2022	$4,331	$4,659
Credit Facility, 3%, due 2014	1,273	1,291
4.5% convertible notes, due 2021(a)	726	726
6% senior notes, due 2031(a)	546	515
5% senior convertible notes, due 2021(a)	150	150

Total debt	7,026	7,341
Less: unamortized debt discount	(239)	(251)
Less: current portion of long-term debt	(780)	(678)

Long-term debt, net	$6,007	$6,412

UAL(b)

Current portion of long-term debt	$782	$678
Long-term debt, net	6,007	6,415

(a)	Instruments were issued by UAL and pushed down to United as discussed below.

(b)	A direct subsidiary of UAL had additional debt of $2 million, which is classified as a current debt obligation as of December 31, 2008, and $3 million which was classified as long-term debt obligation as of December 31, 2007.

The Company has a $255 million revolving loan commitment available under Tranche A of its credit facility. As of December 31, 2008 and 2007, the Company used $254 million and $102 million, respectively, of the Tranche A commitment capacity for letters of credit. In addition, under a separate agreement, the Company had $27 million of letters of credit issued as of December 31, 2008.

At December 31, 2008, UAL’s contractual principal payments under then-outstanding long-term debt agreements in each of the next five calendar years are as follows: 2009—$782 million; 2010—$952 million; 2011—$869 million; 2012—$414 million; 2013—$268 million and thereafter—$3,743 million.

As of December 31, 2008, assets with a net carrying value of $7.9 billion, principally aircraft, route authorities and Mileage Plus intangible assets were pledged under various loan and other agreements.

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

Each Indenture contemplated the issuance of Equipment Notes in three series: Series A, bearing interest at the rate of 6.636% per annum, Series B, bearing interest at the rate of 7.336% per annum, and Series C, bearing interest at the rate of six-month LIBOR plus 2.25% per annum, in the aggregate principal amount of approximately $694 million divided between the three series as follows: $485 million in the case of Series A Equipment Notes, $107 million in the case of Series B Equipment Notes and $102 million in the case of Series C Equipment Notes. The Equipment Notes were purchased by the Trustee for each pass through trust using the proceeds from the sale of Pass Through Certificates, Series 2007-1A, Pass Through Certificates, Series 2007-1B and Pass Through Certificates, Series 2007-1C (collectively, the “Certificates”).

Interest on the Equipment Notes is payable semiannually on each January 2 and July 2, beginning on January 2, 2008. Principal payments are scheduled on January 2 and July 2 in scheduled years, beginning on January 2, 2008. The final payments will be due on July 2, 2022, in the case of the Series A Equipment Notes, July 2, 2019, in the case of the Series B Equipment Notes and July 2, 2014, in the case of the Series C Equipment Notes. Maturity of the Equipment Notes may be accelerated upon the occurrence of certain events of default, including failure by United to make payments under the applicable Indenture when due or to comply with certain covenants, as well as certain bankruptcy events involving United. The Equipment Notes issued with respect to each of the 13 aircraft are secured by a lien on each such aircraft and are cross-collateralized by the rest of the 13 aircraft financed pursuant to the Note Purchase Agreement.

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

The Company evaluated whether the trusts formed for the above EETC financing are variable interest entities (“VIEs”) required to be consolidated by the Company under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46R”). Additionally, the Company considered the guidance in FASB Staff Position FIN 46R-6, Determining the Variability to

Be Considered in Applying FASB interpretation No. 46(R). Based on this evaluation the Company determined that the trusts are VIEs and are not excluded from the scope of FIN 46R. The Company evaluated whether there is an implicit or explicit arrangement that absorbs variability from the trusts. Based on the Company’s analysis as described below, the Company determined that it does not absorb variability of the trusts and that it does not have a variable interest in the trusts.

The Company evaluated the design of the trusts, including (1) the nature of the risk in the trusts and (2) the purpose for which the trusts were created and the variability that the trusts are designed to create and pass along to their variable interest holders. The primary risk of the trusts is credit risk (i.e. the risk that United, the issuer of the equipment notes, may be unable to make its principal and interest payments). The purpose of the trusts is to enhance the credit worthiness of United’s debt obligation through certain bankruptcy protection provisions, a liquidity facility and improved loan-to-value ratios for more senior debt classes. These credit enhancements lower United’s total borrowing cost. The other purpose of the trust is to receive principal and interest payments on the equipment notes purchased by the trusts from United and remit these proceeds to the trusts’ certificate holders.

United did not invest in or obtain a financial interest in the trusts. Rather United has an obligation to make its interest and principal payments on its equipment notes held by the trusts. By design, United was not intended to have any voting or non-voting equity interest in the trusts or to absorb variability from the trusts. Based on this analysis, the Company determined that it is not required to consolidate the trusts under FIN 46R.

EETC Repurchases.  In addition, the Company purchased certain of its previously issued and outstanding EETC securities in open market transactions during 2007. The Company purchased EETC securities, including accrued interest, for $96 million and adjusted these securities to a fair value of $91 million at December 31, 2007. At December 31, 2008, the fair value of these securities was $46 million. These EETC securities were issued by third-party pass-through trusts that are not consolidated by the Company. The pass-through trusts’ only investments are equipment notes issued by United. The acquisition of the EETC securities does not legally extinguish the corresponding equipment notes; therefore, the certificates are classified as a non-current investment.

See Note 14, “Commitments, Contingent Liabilities and Uncertainties” for a discussion of the Company’s municipal bond guarantees.

Other Debt

Push Down of UAL Securities.  The following instruments issued by UAL have been pushed down to United and are reflected as debt of United as part of fresh-start reporting.

4.5% convertible notes.  These notes are unsecured, mature on June 30, 2021 and do not require any payment of principal before maturity. Interest is payable semi-annually, in arrears. These notes may be converted into common stock of UAL. The conversion price, which was initially $34.84, is subject to adjustment for certain dilutive items and events. Effective January 10, 2008, the conversion price was changed to $32.64 due to UAL’s January 23, 2008 special distribution to holders of UAL common stock. The notes are junior, in right of payment upon liquidation, to the Company’s obligations under the 5% senior convertible notes and 6% senior notes discussed below. The notes are callable in cash and/or UAL common stock beginning in 2011, except that UAL may elect to pay in common stock only if the common stock has traded at not less than 125% of the conversion price for the 60 consecutive trading days immediately before the redemption date. In addition, on each of June 30, 2011 and June 30, 2016, holders have the option to require UAL to repurchase its notes, which UAL may elect to do through the payment of cash or UAL common stock, or a combination of both. These notes are guaranteed by United.

5% senior convertible notes.  The notes are unsecured, have a term of 15 years from the date of issuance and do not require any payment of principal before maturity. Interest is payable semi-annually, in arrears. These 5% senior convertible notes may be converted, at the holder’s option, into UAL common stock at any time at an initial conversion price of $46.86. Effective January 10, 2008, the conversion price was adjusted to $43.90 due to the UAL special distribution to holders of UAL common stock on January 23, 2008. This conversion price is subject to adjustment for certain dilutive items and events. These notes are callable, at UAL’s option, in cash or UAL common stock, under certain conditions, beginning five years after the issuance date. In the case of any such redemption, the Company may only redeem these notes with shares of common stock if UAL common stock has traded at no less than 125% of the conversion price for the 60 consecutive trading days prior to the redemption date. The holders have the option to require UAL to repurchase their notes on the 5th and 10th anniversary of the date of issuance, which UAL may elect to do through the payment of cash, common stock or a combination of both.

6% senior notes.  These notes are unsecured, mature 25 years from the issuance date and do not require any payment of principal before maturity. Interest is payable semi-annually, in arrears. Interest may be paid with cash, in kind notes or UAL common stock through 2011 and thereafter in cash. These notes are callable at any time at 100% of par value and can be redeemed with either cash or UAL common stock at UAL’s option. Upon a change in control or other event as defined in the agreement, UAL has an obligation to redeem the notes. In the case of such mandatory redemption, UAL may elect to redeem the notes in cash, in shares of UAL common stock or a combination thereof. The Company paid interest in-kind of approximately $31 million and $15 million on the 6% senior notes during the years ended December 31, 2008 and 2007, respectively.

Contingent Senior Unsecured Notes.  In addition to the debt issued as noted above, UAL is obligated to issue to the PBGC 8% senior unsecured notes with an aggregate $500 million principal amount in up to eight equal tranches of $62.5 million (with no more than two tranches issued on a single date) upon the occurrence of certain financial triggering events. Any required tranche will be issued no later than 45 days following the end of any fiscal year in which there is an issuance-triggering event, starting with the fiscal year ending December 31, 2009 through fiscal year ending December 31, 2017. An issuance trigger event occurs when, among other things, the Company’s EBITDAR exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year, beginning with the fiscal year ending December 31, 2009. However, if the issuance of a tranche would cause a default under any other securities then existing, UAL may satisfy its obligations with respect to such tranche by issuing UAL common stock having a market value equal to $62.5 million. Each issued tranche will mature 15 years from its respective issuance date, with interest payable in cash in semi-annual installments, and will be callable at any time at 100% of par value, plus accrued and unpaid interest.

Amended Credit Facility

In February 2007, the Company prepaid $972 million of its then outstanding credit facility debt and entered into an Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement dated as of February 2, 2007 with JPMorgan Chase Bank, N.A, Citicorp USA, Inc., J.P. Morgan Securities Inc., Citigroup Global Markets, Inc. and Credit Suisse Securities (USA) LLC (the “Amended Credit Facility”) that, among other things, reduced the size of the facility from $3.0 billion to $2.055 billion, reduced the applicable interest rates and provided for a more limited collateral package and a relaxation of certain restrictive covenants. There were no prepayment penalties associated with this debt retirement. In addition, United also incurred financing costs of $10 million of which $6 million was expensed and $4 million was capitalized. The financing costs associated with the credit facility amendment and prepayment, which were expensed, are classified within interest expense. The Company expensed approximately $17 million of deferred financing costs which are related to the portion of the credit facility prepaid in February 2007 and included in other assets on the December 31, 2006 Statements of Consolidated Financial Position.

The Amended Credit Facility provided for a total commitment of up to $2.055 billion, comprised of two separate tranches: (i) a Tranche A consisting of $255 million revolving commitment available for Tranche A loans and standby letters of credit and (ii) a Tranche B consisting of a term loan commitment of $1.8 billion available at the time of closing. The Tranche A loans mature on February 1, 2012 and the Tranche B loans mature on February 1, 2014.

Borrowings under the Amended Credit Facility bear interest at a floating rate, which, at the Company’s option, can be either a base rate or a LIBOR rate, plus an applicable margin of 1.0% in the case of base rate loans and 2.0% in the case of LIBOR loans. The Tranche B term loan requires regularly scheduled semi-annual payments of principal equal to $9 million. Interest is payable at least every three months. The Company may prepay some or all of the Tranche B loans from time to time, at a price equal to 100% of the principal amount prepaid plus accrued and unpaid interest, if any, to the date of prepayment, but without penalty or premium.

In December 2007 the Company prepaid an additional $500 million of the term loan under the Amended Credit Facility. In connection with this prepayment, the Company expensed an additional $6 million of previously capitalized debt issuance costs. The Company also recognized a $2 million credit to interest expense to recognize previously deferred interest rate swap gains. The December 2007 amendment enabled the Company to undertake certain shareholder initiatives. UAL’s Board of Directors approved a special distribution of $2.15 per share to holders of UAL common stock, or approximately $257 million, which was paid on January 23, 2008. The Company can undertake approximately $243 million in additional shareholder initiatives without any additional prepayment of the Amended Credit Facility. The amendment also provides that the Company can carry out further shareholder initiatives in an amount equal to future term loan prepayments.

Amended Credit Facility Collateral.  United’s obligations under the Amended Credit Facility are unconditionally guaranteed by UAL Corporation and certain of its direct and indirect domestic subsidiaries, other than certain immaterial subsidiaries (the “Guarantors”). On February 2, 2007, the closing date of the Amended Credit Facility, the obligations were secured by a security interest in the following tangible and intangible assets of United and the Guarantors: (i) the Pacific (Narita, China and Hong Kong) and Atlantic (Heathrow) routes (the “Primary Routes”) that United had as of February 2, 2007, (ii) primary foreign slots, primary domestic slots, certain gate interests in domestic airport terminals and certain supporting route facilities, (iii) certain spare engines, (iv) certain quick engine change kits, (v) certain owned real property and related fixtures, and (vi) certain flight simulators (the “Collateral”). After the closing date, and subject to certain conditions, United and the Guarantor were able to grant a security interest in the following assets, in substitution for certain Collateral (which may be released from the lien in support of the Amended Credit Facility upon the satisfaction of certain conditions): (a) certain aircraft, (b) certain spare parts, (c) certain ground handling equipment and (d) accounts receivable. In addition, United had the right to remove collateral pledged to the Amended Credit Facility as long as the minimum collateral ratio described below is achieved.

In March 2008, in accordance with the terms of its the Amended Credit Facility, United provided notice to the lenders of its intent to remove certain assets from the collateral securing its outstanding loans. The release of such collateral was effective as of April 16, 2008. The release of collateral, which was valued at approximately $650 million, was facilitated, in part, by the reduction in outstanding loans under the Amended Credit Facility following United’s $500 million prepayment in December 2007. United’s assets released from the Amended Credit Facility collateral included all domestic slots, spare engines, flight simulators, owned real property and related fixtures previously securing the Amended Credit Facility. Following such release of collateral, the Amended Credit Facility is secured by certain of United’s international route authorities, international slots, related gate interests and associated rights.

Amended Credit Facility Covenants.  The Amended Credit Facility contains covenants that in certain circumstances may limit the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business. The Company was in compliance with all of its Amended Credit Facility covenants as of December 31, 2008 and 2007. In May 2008, the Company amended the terms of certain financial covenants of the Amended Credit Facility. The Company paid

$109 million to amend the credit facility. These costs are being deferred and amortized over the remaining life of the agreement. The following is a summary of the financial covenants after the May amendment.

Beginning with the second quarter of 2009, the Company must maintain a specified minimum ratio of EBITDAR to the sum of the following fixed charges for all applicable periods: (a) cash interest expense and (b) cash aircraft operating rental expense. EBITDAR represents earnings before interest expense net of interest income, income taxes, depreciation, amortization, aircraft rent and certain other cash and non-cash credits and charges as further defined by the Amended Credit Facility. The other adjustments to EBITDAR include items such as foreign currency transaction gains or losses, increases or decreases in our deferred revenue obligation, share-based compensation expense, non-recurring or unusual losses, any non-cash non-recurring charge or non-cash restructuring charge, a limited amount of cash restructuring charges, certain cash transaction costs incurred with financing activities and the cumulative effect of a change in accounting principle.

The Amended Credit Facility also requires compliance with the following financial covenants: (i) a minimum unrestricted cash balance of $1.0 billion and (ii) a minimum ratio of market value of collateral to the sum of (a) the aggregate outstanding amount of the loans plus (b) the undrawn amount of outstanding letters of credit plus (c) the unreimbursed amount of drawings under such letters of credit plus (d) the termination value of certain interest rate protection and hedging agreements with the Amended Credit Facility lenders and their affiliates, of 150% at any time, or 200% at any time following the release of Primary Routes having an appraised value in excess of $1 billion (unless the Primary Routes are the only collateral then pledged).

The requirement to meet a fixed charge coverage ratio was suspended for the four quarters beginning with the second quarter of 2008 and ending with the first quarter of 2009 and thereafter is determined as set forth below:

Number of		Required
Preceding Months Covered	Period Ending	Coverage Ratio

Three	June 30, 2009	1.0 to 1.0
Six	September 30, 2009	1.1 to 1.0
Nine	December 31, 2009	1.2 to 1.0
Twelve	March 31, 2010	1.3 to 1.0
Twelve	June 30, 2010	1.4 to 1.0
Twelve	September 30, 2010 and each quarter ending thereafter	1.5 to 1.0

Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility unless the Company obtains a waiver of, or otherwise mitigates or cures, any such default. A default could result in a termination of the Amended Credit Facility and a requirement to accelerate repayment of all outstanding facility borrowings. Additionally, the Amended Credit Facility contains a cross default provision with respect to other credit arrangements that exceed $50 million. Although the Company was in compliance with all required financial covenants as of December 31, 2008 and the Company is not required to comply with a fixed charge coverage ratio until the three month period ending June 30, 2009, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.

Credit Card Processing Agreement Covenants

The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company’s card processing agreements, the financial institutions either require, or have the right to require, that United maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation (referred to as “relevant advance ticket sales”). As of December 31, 2008, the Company had advance ticket sales of approximately $1.5 billion of which approximately $1.3 billion relates to credit card sales.

In November 2008, United entered into an amendment for its card processing agreement with Paymentech and JPMorgan Chase Bank (the “Amendment”) that suspends until January 20, 2010 the requirement for United to maintain additional cash reserves with this processor of bank cards (above the current cash reserve of $25 million at December 31, 2008) if United’s month-end balance of unrestricted cash, cash equivalents and short-term investments falls below $2.5 billion. In exchange for this benefit, United has granted the processor a security interest in certain of United’s owned aircraft with a current appraised value of at least $800 million. United also has agreed that such security interest collateralizes not only United’s obligations under the processing agreement, but also United’s obligations under United’s Amended and Restated Co-Branded Card Marketing Services Agreement. United has an option to terminate the Amendment prior to January 20, 2010, in which event the parties’ prior credit card processing reserve arrangements under the processing agreement will go back into effect.

After January 20, 2010, or in the event United terminates the Amendment, and in addition to certain other risk protections provided to the processor, the amount of any such reserve will be determined based on the amount of unrestricted cash held by the Company as defined under the Amended Credit Facility. If the Company’s unrestricted cash balance is more than $2.5 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if the Company’s unrestricted cash is less than $2.5 billion, its required reserve will increase to a percentage of relevant advance ticket sales as summarized in the following table:

Required % of
Total Unrestricted Cash Balance(a)	Relevant Advance Ticket Sales

Less than $2.5 billion	15%
Less than $2.0 billion	25%
Less than $1.0 billion	50%

(a)	Includes unrestricted cash, cash equivalents and short-term investments at month-end, including certain cash amounts already held in reserve, as defined by the agreement.

If the November 2008 Amendment had not been in effect as of December 31, 2008, the Company would have been required to post an additional $132 million of reserves based on an actual unrestricted cash, cash equivalents and short-term investments balance of between $2.0 billion and $2.5 billion at December 31, 2008.

United’s card processing agreement with American Express expired on February 28, 2009 and was replaced by a new agreement on March 1, 2009 which has an initial five year term. As of December 31, 2008, there were no required reserves under this card agreement, and no reserves were required up through the date of expiration.

Under the new agreement, in addition to certain other risk protections provided to American Express, the Company will be required to provide reserves based primarily on its unrestricted cash balance and net current exposure as of any calendar month-end measurement date, as summarized in the following table:

Required % of
Total Unrestricted Cash Balance(a)	Net Current Exposure(b)

Less than $2.4 billion	15%
Less than $2.0 billion	25%
Less than $1.35 billion	50%
Less than $1.2 billion	100%

(a)	Includes unrestricted cash, cash equivalents and short-term investments at month-end, including certain cash amounts already held in reserve, as defined by the agreement.

(b)	Net current exposure equals relevant advance ticket sales less certain exclusions, and as adjusted for specified amounts payable between United and the processor, as further defined by the agreement.

The new agreement permits the Company to provide certain replacement collateral in lieu of cash collateral, as long as the Company’s unrestricted cash is above $1.35 billion. Such replacement collateral may be pledged for any amount of the required reserve up to the full amount thereof, with the stated value of such collateral determined according to the agreement. Replacement collateral may be comprised of aircraft, slots and routes, real estate or other collateral as agreed between the parties.

In the near term, the Company will not be required to post reserves under the new American Express agreement as long as unrestricted cash as measured at each month-end, and as defined in the agreement, is equal to or above $2.0 billion.

If the terms of the new agreement had been in place at December 31, 2008, and ignoring the near term protection in the preceding sentence, the Company would have been required to provide collateral of approximately $40 million.

An increase in the future reserve requirements as provided by the terms of either or both the Company’s material card processing agreements could materially reduce the Company’s liquidity.

(13)	Fair Value Measurements and Derivative Instruments

Instruments designated as cash flow hedges are accounted for under SFAS 133, as long as the hedge is highly effective and the underlying transaction is probable. If both factors are present, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income (loss) until earnings are affected by the cash flows being hedged. To the extent that the designated cash flow hedges are ineffective, gain or loss is recognized currently in earnings. The Company offsets the fair value of derivative instruments executed with the same counterparty when netting agreements exist.

Instruments classified as economic hedges do not qualify for hedge accounting under SFAS 133. Under this classification all changes in the fair value of these contracts are recorded currently in income, with the offset to either current assets or liabilities each reporting period. Economic fuel hedge gains and losses are classified as part of aircraft fuel expense and fuel hedge gains and losses from instruments that are not deemed economic hedges are classified as part of nonoperating income. Foreign currency hedge gains and losses are classified as part of nonoperating income.

Aircraft Fuel Hedges.

The Company has a risk management strategy to hedge a portion of its price risk related to projected jet fuel requirements. As presented in the table below, the Company utilizes various types of hedging instruments including purchased calls, collars, 3-way collars and 4-way collars. A collar involves the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. Derivative gains (losses) from economic hedges are included in fuel expense while gains (losses) from other hedges are recorded in nonoperating income (expense).

The following table presents the fuel hedge (gains) losses recognized during the periods presented and their classification in the Statements of Consolidated Operations.

	Mainline Fuel			Nonoperating income (expense)
	Year Ended			Year Ended
	December 31,			December 31,
(In millions)	2008	2007	2006	2008	2007	2006
Fuel hedges(a):
Cash fuel hedge (gains) losses	$40	$(63)	$24	$249	$—	$—
Non-cash fuel hedge (gains) losses	568	(20)	2	279	—	—

Total fuel hedge (gains) losses	$608	$(83)	$26	$528	$—	$—

(a)	Fuel hedge gains (losses) are not allocated to Regional affiliates expense.

As of December 31, 2008, the Company had hedged its forecasted consolidated fuel consumption as shown in the table below.

	Percentage
	ofProjected		Barrels hedged (in 000s)				Weighted-average price per barrel
	Fuel						Payment	Payment	Hedge	Hedge
	Requirements		Purchased	Sold	Purchased	Sold	Obligations	Obligations	Protection	Protection
	Hedged(a)		Puts	Puts(a)	Calls	Calls	Stop	Begin	Begins	Ends

First Quarter 2009:		%					$	$	$	$
Calls	14		—	—	1,975	—	NA	NA	83 (b)	NA
Collars	9	(10)	—	1,425	1,275	—	NA	109	118	NA
3-way collars	25	(29)	—	4,125	3,525	3,525	NA	104	118	143
4-way collars	2		225	225	225	225	63	78	95	135

Total	50		225	5,775	7,000	3,750

Purchased puts	35		4,925	—	—	—	57	NA	NA	NA

Full Year 2009:
Calls	9		—	—	5,350	—	NA	NA	81 (c)	NA
Collars	5	(6)	—	3,450	2,775	—	NA	111	123	NA
3-way collars	18	(22)	—	12,525	10,350	10,350	NA	102	118	147
4-way collars	2		900	900	900	900	63	78	95	135

Total	34		900	16,875	19,375	11,250

Purchased puts	17		9,500	—	—	—	54	NA	NA	NA

(a)	Percent of expected consumption represents the notional amount of the purchased calls in the hedge structures. Certain 3-way collars and collars included in the table above have sold puts with twice the notional amount of the purchased calls. The percentages in parentheses represent the notional amount of sold puts in these hedge structures.

(b)	Call position average includes the following two groupings of positions: 6% of consumption with protection beginning at $47 per barrel and 8% of consumption beginning at $106 per barrel.

(c)	Call position average includes the following two groupings of positions: 4% of consumption with protection beginning at $50 per barrel and 5% of consumption beginning at $106 per barrel.

Foreign Currency Derivatives.

The Company hedges a portion of its remaining foreign currency risk exposure using foreign currency forward contracts. As of December 31, 2008, the Company hedged a portion of its expected foreign currency cash flows in the Australian dollar, Canadian dollar, British pound, European Euro and Japanese yen. As of December 31, 2008, the notional amount of these foreign currencies hedged with the forward contracts in U.S. dollars terms was approximately $62 million. These contracts expire at various dates through December 2009. For the years ended December 31, 2008 and 2007, there were no material gains or losses from these derivative positions.

Fair Value Information.  Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The table below presents disclosures about the fair value of financial assets and financial liabilities recognized in the Company’s Statements of Consolidated Financial Position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant	Total
		for	Observable	Unobservable	Gains/
	December 31,	Identical Assets	Inputs	Inputs	(Losses)
(In millions)	2008	(Level 1)	(Level 2)	(Level 3)	(Level 3)(b)
Assets and Liabilities Measured at Fair Value on a Recurring Basis:
EETC available-for-sale securities	$46	$—	$—	$46	$(37)
Foreign currency receivables	10	—	10	—	—

Total financial assets	$56	$—	$10	$46	$(37)

Total financial liabilities—Fuel derivative payables(a)	$(867)	$—	$(867)	$—	$—

(a)	The fair value of the fuel hedge derivatives is recorded in other current and noncurrent assets and other current and noncurrent liabilities in the Company’s Statements of Consolidated Financial Position based on the timing of the contract settlement dates. As of December 31, 2008, $9 million of the total fuel derivative payable was classified as a noncurrent liability. The current fuel trade payable includes $140 million related to counterparty payables for pending settlements of purchased options and expired contracts. See below for further discussion of fuel derivative gains and losses.

(b)	During the year ended December 31, 2008, changes in the fair value of Level 3 EETC securities are classified within “Accumulated other comprehensive income” in the Company’s Statements of Consolidated Financial Position.

Available-
Level 3 Financial Assets and Liabilities	for-sale
(In millions)	securities
Balance at January 1, 2008	$91
Unrealized gains (losses) relating to instruments held at reporting date	(37)
Return of principal	(8)

Balance at December 31, 2008	$46

The Company considered counterparty credit risk in determining the fair value of the financial instruments shown in the table above. Credit risk did not have a significant impact on the fair values of fuel derivatives because the Company was required to post $965 million of cash collateral with certain of its fuel derivative counterparties at December 31, 2008. The current portion of the collateral, $953 million, is classified as “Fuel hedge collateral deposits” and the noncurrent portion is classified as “Other assets” in the accompanying Statements of Consolidated Financial Position. The Company routinely reviews the credit risk associated with its counterparties and believes its collateral is fully recoverable from its counterparties as of December 31, 2008. Based on the fair value of the Company’s fuel derivative instruments, our counterparties may require the Company to post additional amounts of collateral when the price of the underlying commodity decreases and lesser amounts when the price of the underlying commodity increases.

Derivative instruments and investments presented in the table above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of the Company’s financial instruments not presented in the table above:

	2008		2007
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Long-tem debt (including current portion)	$6,789	$4,192	$7,093	$6,796
Preferred stock	—	—	371	401
Lease deposits	326	351	516	531

Fair value of the above financial instruments was determined as follows:

Description	Fair Value Methodology

Cash and Cash Equivalents, Short-term Investments and Restricted Cash	The carrying amounts approximate fair value because of the short-term maturity of these investments.

Enhanced Equipment Trust Certificates (“EETCs”)	The EETCs are not actively traded on an exchange. Fair value is based on the trading prices of similar EETC instruments issued by other airlines. The Company uses internal models and observable and unobservable inputs to corroborate third party quotes. Because certain inputs are unobservable, the Company categorized the EETCs as Level 3.

Fuel Derivative Instruments	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable and unobservable inputs.

Foreign Currency Derivative Instruments	Fair value is determined with a formula utilizing observable inputs.

Preferred Stock and Long-Term Debt	The fair value is based on the quoted market prices for the same or similar issues, discounted cash flow models using appropriate market rates and the Black-Scholes model to value conversion rights in UAL’s convertible preferred stock and debt instruments. The Company’s credit risk was considered in estimating fair value.

(14)	Commitments, Contingent Liabilities and Uncertainties

General Guarantees and Indemnifications.  In the normal course of business, the Company enters into numerous real estate leasing and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, the Company typically indemnifies the lessors and any tax/financing parties, against tort liabilities that arise out of the use, occupancy, operation or maintenance of the leased premises or financed aircraft. Currently, the Company believes that any future payments required under these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). Additionally, certain leased premises such as fueling stations or storage facilities include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premises.

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

The Company continues to analyze whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the European Commission (the “Commission”) issued to 26 companies on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United received a copy of the Statement of Objections and has provided written and oral responses vigorously disputing the Commission’s allegations against the Company. Nevertheless, United will continue to cooperate with the Commission’s ongoing investigation. Based on its evaluation of all information currently available, the Company has determined that no reserve for potential liability is required and will continue to defend itself against all allegations that it was aware of or participated in cartel activities. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.

Contingent Senior Unsecured Notes.  UAL is obligated to issue up to $500 million of 8% senior unsecured notes to the PBGC in up to eight equal tranches of $62.5 million upon the occurrence of certain financial triggering events. Beginning with fiscal year ending December 31, 2009 and through fiscal year ending December 31, 2017, a triggering event may occur when, among other things, the Company’s EBITDAR exceeds $3.5 billion over a prior twelve month period. In certain circumstances, UAL common stock may be issued in lieu of issuance of the notes. See Note 12, “Debt Obligations and Card Processing Agreements,” for further information.

Commitments.  At December 31, 2008, future commitments for the purchase of property and equipment, principally aircraft, include approximately $0.6 billion of binding commitments and $2.4 billion of nonbinding commitments. The nonbinding commitments of $2.4 billion are related to 42 A319 and A320 aircraft. These orders may be cancelled which would result in the forfeiture of $91 million of advance payments provided to the manufacturer. The Company also reached an agreement with the engine manufacturer eliminating all provisions pertaining to firm commitments and support for future Airbus aircraft. While this permits future negotiations on engine pricing with any engine manufacturer, restructured aircraft manufacturer commitments have assumed that aircraft will be delivered with installed engines at list price. As discussed in Note 3, “Asset Impairments and Intangible Assets,” in 2008 the Company determined these aircraft deposits were completely impaired and wrote-off their entire carrying value because it is highly unlikely that the Company will take these aircraft deliveries, which will require forfeiture of these deposits. The Company’s current commitments would require the payment of an estimated $0.2 billion in 2009, $0.7 billion for the combined years of 2010 and 2011, $1.4 billion for the combined years of 2012 and 2013 and $0.7 billion thereafter.

Guarantees and Off-Balance Sheet Financing.

Fuel Consortia.  The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortium (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2008, approximately $1.2 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2008, United’s contingent exposure was approximately $226 million principal amount of such bonds based on its recent consortia participation. The Company’s contingent exposure could increase if the participation of other carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2010 to 2028. The Company did not record a liability at the time these indirect guarantees were made.

Municipal Bond Guarantees.  The Company has guaranteed interest and principal payments on $270 million of the Denver International Airport bonds, which were originally issued in 1992, but were subsequently redeemed and reissued in 2007 and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The bonds were issued in two tranches — approximately $170 million aggregate principal amount of 5.25% discount bonds and $100 million aggregate principal amount of 5.75% premium bonds. The outstanding bonds and related guarantee are not recorded in the Company’s Statements of Consolidated Financial Position at December 31, 2008 or 2007. The related lease agreement is recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the lease term. See Note 12, “Debt Obligations and Card Processing Agreements,” for additional information.

There remains an issue as to whether the LAX bondholders have a secured interest in certain of the Company’s leasehold improvements. The Company has accrued an amount which it estimates is probable to be approved by the Bankruptcy Court for this matter. See Note 4, “Voluntary Reorganization Under Chapter 11 — Significant Matters Remaining to be Resolved in Chapter 11 Cases,” for a discussion of ongoing litigation with respect to certain of this obligation.

Collective Bargaining Agreements.

Approximately 83% of United’s employees are represented by various U.S. labor organizations. During 2005, United reached new agreements with its labor unions for new collective bargaining agreements which became effective in January 2005. These agreements are not amendable until January 2010. The Company expects to begin negotiations in 2009.

(15)	Lease Obligations

The Company leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles.

In connection with fresh-start reporting requirements, aircraft operating leases were adjusted to fair value and a net deferred asset of $263 million was recorded in the Statement of Consolidated Financial Position on the Effective Date, representing the net present value of the differences between stated lease rates in agreed term sheets and the fair market lease rates for similar aircraft. As of December 31, 2008, the balance of the net deferred asset was $153 million. These deferred amounts are amortized on a straight-line basis as an adjustment to aircraft rent expense over the individual applicable remaining lease terms, generally from one to 16 years.

At December 31, 2008, the Company’s leased aircraft, scheduled future minimum lease payments under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year were as follows:

	Operating Leases
	Mainline	United Express		Capital
	Aircraft	Aircraft	Non-aircraft	Leases(b)
Number of Leased Aircraft in Operating Fleet
United and UAL	142	269	—	69

(In millions)
Payable during(a)
2009	$351	$441	$553	$237
2010	323	441	518	509
2011	323	428	457	290
2012	312	383	415	149
2013	291	367	386	141
After 2013	655	1,090	2,798	520

UAL minimum lease payments	$2,255	$3,150	$5,127	1,846

Imputed interest (at rates of 2.1% to 16.0%)				(486)

Present value of minimum lease payments				1,360
Current portion				(168)

Long-term obligations under capital leases				$1,192

(a)	Amounts apply to both UAL and United except that United leases one nonoperating aircraft from UAL, resulting in total United mainline aircraft operating lease payments of $2,258 million. The operating lease payments presented above also include future payments for 12 additional nonoperating aircraft as of December 31, 2008.

(b)	Aircraft capital lease obligations are for 58 mainline and 11 United Express aircraft. Includes non-aircraft capital lease payments aggregating $19 million in years 2009 through 2013 and United Express capital lease obligations of $6 million in 2009 and $5 million in each of the years 2010 through 2013.

A portion of United’s aircraft lease obligations and related accrued interest ($306 million in equivalent U.S. dollars at December 31, 2008) is denominated in foreign currencies that expose the Company to risks associated with changes in foreign exchange rates. To hedge against this risk, United has placed foreign currency deposits ($306 million in equivalent U.S. dollars at December 31, 2008), primarily for euros, to meet foreign currency lease obligations denominated in that respective currency. Since unrealized mark-to-market gains or losses on the foreign currency deposits are offset by the losses or gains on the foreign currency obligations, United has hedged its overall exposure to foreign currency exchange rate volatility with respect to its foreign lease deposits and obligations. In addition, the Company has $20 million of U.S. dollar denominated deposits to meet U.S. dollar denominated lease obligations. These deposits will be used to repay an equivalent amount of recorded capital lease obligations and are classified as aircraft lease deposits in the Statements of Consolidated Financial Position.

Aircraft operating leases have initial terms of five to 26 years, with expiration dates ranging from 2009 through 2024. The Company has facility operating leases that extend to 2032. Under the terms of most leases, the Company has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others, at fair market value or a percentage of cost. See Note 1(i), “Summary of Significant Accounting Policies—United Express,” for additional information related to United Express contracts and Note 2, “Company Operational Plans,” for information related to accrued rent related to the Company’s fleet reductions.

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

The Company has various operating leases for 119 aircraft in which the lessors are trusts established specifically to purchase, finance and lease aircraft to United. These leasing entities related to 108 of these aircraft meet the criteria for VIEs; however, the Company does not hold a significant variable interest in and is not considered the primary beneficiary of the leasing entities since the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value, or entitles the Company to participate in increases in the value of the financed aircraft. In addition, of the Company’s total aircraft operating leases only 11 of these aircraft leases have leasing entities that meet the criteria for VIEs and allow the Company to purchase the aircraft at other than fair market value. These leases have fixed price purchase options specified in the lease agreements which at the inception of the lease approximated the aircraft’s expected fair market value at the option date.

In October 2008, United entered into a $125 million sale-leaseback involving nine previously unencumbered aircraft. This financing agreement terminates in 2010; however, United has the option to extend the financing agreement for one year provided it meets the minimum loan to asset value requirement. Interest payments are based on LIBOR plus a margin. The lease is considered a capital lease resulting in non-cash increases to capital lease assets and capital lease obligations.

In December 2008, United entered into a $149 million sale-leaseback involving 15 previously unencumbered aircraft. The final maturities of the leases under this agreement vary and have an average term of seven years. Two of the leased aircraft are being accounted for as operating leases, with the remaining 13 accounted for as capital leases.

Amounts charged to rent expense, net of minor amounts of sublease rentals, were $926 million and $928 million and $934 million and $936 million for UAL and United, respectively, for the years ended December 31, 2008 and 2007, respectively; $833 million and $834 million for UAL and United, respectively, for the eleven months ended December 31, 2006; $76 million for both UAL and United for the month ended January 31, 2006. Included in Regional affiliates expense in the Statements of Consolidated Operations were operating rents for United Express aircraft of $413 million, $425 million and $403 million for the Successor Company for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively; and $35 million for the month ended January 31, 2006 for the Predecessor Company.

(16)	Statement of Consolidated Cash Flows—Supplemental Disclosures

Supplemental disclosures of cash flow information and non-cash investing and financing activities for both UAL and United, except as noted, are as follows:

	Successor			Predecessor
			Period from	Period from
	Year Ended		February 1 to	January 1 to
	December 31,		December 31,	January 31,
(In millions)	2008	2007	2006	2006
Cash paid during the period for:
Interest (net of amounts capitalized)	$412	$614	$703	$35
Income taxes	3	10	—	—

Non-cash transactions:
Long-term debt incurred to acquire assets	$—	$—	$242	$—
Capital lease obligations incurred to acquire assets	281	—	155	—
Pension and other postretirement changes recorded in other comprehensive income (loss)	(11)	—	87	(4)
Accrued special distribution on UAL common stock (UAL only)	—	257	—	—
Interest paid in kind on 6% senior notes	31	15	—	—
Net unrealized gain (loss) on financial instruments recorded in other comprehensive income (loss)	(37)	5	(5)	24
Receivable from unsettled stock sales as of December 31, 2008	15	—	—	—

In addition to the above non-cash transactions, see Note 4, “Voluntary Reorganization Under Chapter 11,” Note 5, “Common Stockholders’ Equity and Preferred Securities,” Note 12, “Debt Obligations and Card Processing Agreements,” and Note 15, “Lease Obligations.”

(17)	Advanced Purchase of Miles

In September 2008, the Company amended certain terms of its agreement with its co-branded credit card partner (the “Amendment”). In connection with the Amendment, the Company sold an additional $500 million of pre-purchased miles to its co-branded credit card partner and extended the term of the agreement to December 31, 2017. Prior to the Amendment, our Advanced purchase of miles obligation to our co-branded credit card partner was approximately $600 million, which represented pre-purchased miles purchased by our co-branded credit card partner. As a result of the additional $500 million purchase of miles, our co-branded credit card partner has a remaining pre-purchase miles balance of approximately $1.1 billion as of December 31, 2008. As part of the Amendment, our co-branded credit card partner cannot use the pre-purchased miles for issuance to its cardholders prior to 2011; accordingly, the $1.1 billion of deferred revenue at December 31, 2008 for the pre-purchased miles is classified as “Advanced purchase of miles” in the non-current liabilities section of the Company’s Statements of Consolidated Financial Position. The Amendment specifies the maximum amount of the pre-purchased miles that our co-branded credit card partner can award to its cardholders each year from 2011 to 2017.

Prior to the Amendment, the pre-purchased miles were reflected as a current liability because the miles pre-purchased by our co-branded credit card partner were generally awarded to cardholders within one year of purchase. As of December 31, 2007, the total Advanced purchase of miles was $694 million.

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

The Amendment requires that our co-branded credit card partner make annual guaranteed payments to United between 2008 and 2017. Between 2008 and 2012, our co-branded credit card partner’s annual guaranteed payment is satisfied through the purchase of a specified minimum amount of miles. Afterwards, our co-branded credit card partner’s annual guaranteed payment is satisfied through awarding pre-purchased miles, purchasing miles and through other contractual payments. Between 2008 and 2012, our co-branded credit card partner is allowed to carry forward those miles purchased subject to the annual guarantee that have not been awarded to its cardholders. Any miles carried forward subject to this provision will result in a net increase to our “Advance purchase of miles” obligation in our Statements of Consolidated Financial Position.

In connection with the Amendment, the Company received a payment of $100 million in exchange for the extension of the license previously granted to its co-branded credit card partner to be the exclusive issuer of Mileage Plus Visa cards through 2017. This amount is reflected as Mileage Plus deferred revenue in our Statements of Consolidated Financial Position and is being recognized as revenue over the period the fees are earned.

As part of the Amendment, the Company granted its co-branded credit card partner a first lien in specified Mileage Plus assets and a second lien on those assets that are provided as collateral under our credit facility. See Note 12, “Debt Obligations and Card Processing Agreements,” for additional information regarding these assets. The Amendment may be terminated by either party upon the occurrence of certain events as defined, including but not limited to a change in law that has a material adverse impact, insolvency of one of the parties, or failure of the parties to perform their obligations. The security interest is released if the Company repurchases the full balance of the pre-purchased miles or the Company achieves a certain fixed charge coverage ratio.

In November 2008, the Company further amended its largest credit card processing agreement to allow for the temporary substitution of aircraft collateral in lieu of cash collateral. United also agreed that such security interest collateralizes not only United’s obligations under this processing agreement, but also United’s obligations under United’s Amended and Restated Co-Branded Card Marketing Services Agreement. See Note 12, “Debt Obligations and Card Processing Agreements,”—Credit Card Processing Agreement Covenants,” for further discussion of the substitution agreement.

(18)	Related Party Transactions

In 2008, United contributed cash of $257 million to UAL for use in UAL’s payment of its January 2008 special distribution to its common shareholders. In addition, UAL made capital contributions of $173 million to United during 2008 consisting of the following:

•	In December 2008, UAL contributed 100% of the capital stock United BizJet Holdings, Inc. (“Bizjet”) to United, which had a book value of $10 million. In accordance with SFAS 141, United’s results of operations reflect the results of operations of Bizjet as though the contribution from UAL occurred on January 1, 2006, the earliest period presented. Subsequently, United and Bizjet entered into a merger agreement under which Bizjet was merged with and into United, with United being the surviving company. This merger was effective December 31, 2008. The only impact that this contribution will have on United’s previously reported results of operations in 2008 is an increase to income of $29 million in the three and six month periods ended June 30, 2008 and the nine month period ended September 30, 2008.

•	In addition, UAL contributed cash of $163 million to United. This contribution included $107 million of proceeds that UAL generated from the issuance and sale of UAL common stock.

At December 31, 2006, United, through one of its wholly-owned subsidiaries, Mileage Plus, Inc. (“MPI”), had a $200 million note receivable from UAL. During 2007, UAL, United and MPI executed a note payment agreement to pay and thereby cancel this note payable (plus accrued interest). This transaction had no effect in the UAL consolidated financial statements and was treated as a forgiveness of debt in United’s financial statements, resulting in a decrease in paid in capital equal to the total decrease in notes and interest receivable.

(19)	Special Items

2008

See Note 3, “Asset Impairments and Intangible Assets,” for a discussion of the asset impairments and other special charges recorded in 2008.

2007

SFO Municipal Bonds Security Interest.  In the first quarter of 2007, the Company recorded a $3 million benefit to operating income as a special item to reduce the Company’s recorded obligation for the SFO municipal bonds to the amount considered probable of being allowed by the Bankruptcy Court.

LAX Municipal Bonds Security Interest.  In the first and third quarters of 2007, the Company recorded special items of $19 million and $8 million, respectively, as favorable adjustments to operating income to adjust the Company’s recorded obligation for the LAX municipal bonds to the amount considered probable of being allowed by the Bankruptcy Court. See Note 4, “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases” for further information related to the SFO and LAX litigation.

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

2006

SFO Municipal Bonds Security Interest.  In October 2006, the Bankruptcy Court issued an order declaring that the owners of certain municipal bonds, issued before the Petition Date to finance construction of certain leasehold improvements at SFO, should be allowed a secured claim of approximately $27 million, based upon the court-determined fair value of the Company’s underlying leasehold. After the denial of post-trial motions, both parties have appealed to the District Court. In accordance with SOP 90-7, as of the Effective Date, the Company recorded $60 million as its best estimate of the probable security interest to be awarded in this unresolved litigation. In the third quarter of 2006 the Company recorded a special item of $30 million benefit to operating income, to reduce the Company’s recorded obligation for the SFO municipal bonds to the amount the Company estimated liability at that time.

ALPA Non-Qualified Pension Plan.  In the fourth quarter of 2006, the Company recorded a special item of $24 million as a benefit to operating income to reduce the Company’s recorded obligation for this matter. This adjustment was based on the receipt of a favorable court ruling in ongoing litigation and the Company’s determination that it was probable the Company would not be required to satisfy this obligation.

LAX Municipal Bonds Security Interest.  In the fourth quarter of 2006, based on litigation developments, the Company recorded a special item of $18 million as a charge to operating income to adjust the Company’s recorded obligation for the LAX municipal bonds to the amount the Company estimated was probable to be allowed by the Bankruptcy Court.

(20)	Investments

In the fourth quarter of 2007, United, along with certain other major air carriers, sold its interests in Aeronautical Radio, Inc. (“ARINC”) to Radio Acquisition Corp., an affiliate of The Carlyle Group.

ARINC is a provider of transportation communications and systems engineering. The transaction generated proceeds of $128 million and resulted in a pre-tax gain of $41 million.

Investments at December 31, 2008 and 2007 include $46 million and $91 million of the Company’s previously issued EETC debt securities that the Company repurchased in 2007. These securities remain outstanding and are classified as available-for-sale. An unrealized loss of $37 million and $5 million to record these securities at fair value has been recognized in other comprehensive income during 2008 and 2007, respectively. See Note 12, “Debt Obligations and Card Processing Agreements,” for additional information.

(21)	Distribution Payable

In December 2007, the UAL Corporation Board of Directors approved a special distribution of $2.15 per share to holders of UAL common stock. The distribution, of approximately $257 million, was paid on January 23, 2008 to the holders of record of UAL common stock on January 9, 2008. The distribution, which is characterized as a return of capital for income tax purposes, was accrued at December 31, 2007 in UAL’s Statements of Consolidated Financial Position.

In January 2008, United’s Board of Directors approved a dividend of up to $260 million to UAL to fund the January 23, 2008 special distribution to UAL common stockholders. As such, United did not accrue the distribution at December 31, 2007 in its Statements of Consolidated Financial Position.

(22)	UAL Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2008:
Operating revenues	$4,711	$5,371	$5,565	$4,547
Loss from operations	(441)	(2,694)	(491)	(812)
Net loss	(537)	(2,729)	(779)	(1,303)
Basic and diluted loss per share	$(4.45)	$(21.47)	$(6.13)	$(9.91)

2007:
Operating revenues	$4,373	$5,213	$5,527	$5,030
Earnings (loss) from operations	(92)	537	656	(64)
Net income (loss)	(152)	274	334	(53)
Basic earnings (loss) per share	$(1.32)	$2.31	$2.82	$(0.47)
Diluted earnings (loss) per share	$(1.32)	$1.83	$2.21	$(0.47)

UAL’s quarterly financial data is subject to seasonal fluctuations and historically, its results in the second and third quarters are better as compared to the first and fourth quarters of each year since the latter quarters normally reflect weaker demand. UAL’s quarterly results were impacted by the following significant items:

2008

•	The second quarter was negatively impacted by impairment charges of $2.5 billion related to the Company’s interim impairment testing of its intangible assets. In addition, the Company incurred $110 million of severance and employee benefit charges, as well as $26 million of purchased services charges. Offsetting these impacts was a $29 million gain from a litigation-related settlement gain.

•	The third quarter included reversals of $16 million of intangible asset impairments recorded during the second quarter. The Company also recorded an additional $6 million of severance charges, as well as $8 million of losses on the sale of assets and $7 million of lease termination and other charges.

•	During the fourth quarter, the Company recorded $107 million of impairment charges, $18 million of severance, $53 million of employee benefit charges, $34 million of accelerated depreciation related to aircraft groundings and $18 million of lease termination and other special charges. In addition, an $11 million net gain on asset sales partially offset these unfavorable expenses.

2007

•	The first and third quarters include $22 million and $8 million, respectively, of favorable adjustments to operating income for the SFO and LAX municipal bonds.

•	The third quarter was impacted by a special operating revenue credit of $45 million and a special operating expense credit of $14 million for changes in estimates for certain liabilities relating to bankruptcy administrative claims.

•	The fourth quarter includes a gain of $41 million from the sale of ARINC.

•	The Company’s change in the expiration period for unused frequent flyer miles increased revenues by approximately $28 million, $47 million, $50 million and $121 million in each quarter of 2007, respectively.

See Note 4, “Voluntary Reorganization Under Chapter 11” and Note 19, “Special Items,” for further discussion of these items.

(23)	Subsequent Events

2009 Financing Initiatives

In January 2009, the Company completed a $95 million sale-leaseback agreement for nine aircraft. The Company expects this transaction to be treated as a capital lease.

In January 2009, the Company generated net proceeds of $62 million from the issuance of 4.0 million shares and settlement of unsettled trades at December 31, 2008 under its $200 million common stock distribution agreement. After issuance of these shares, the Company had issued shares for gross proceeds of $172 million of the $200 million available under this stock offering, leaving $28 million available for future issuance under this program, as further discussed in Note 5, “Common Stockholders’ Equity and Preferred Securities.”

In January 2009, the Company entered into an amendment to its Chicago O’Hare International Airport cargo building site lease with the City of Chicago. The Company agreed to vacate its current cargo facility at O’Hare to allow the land to be used for the development of a future runway. In January 2009, the Company received approximately $160 million from O’Hare in accordance with the lease amendment. In addition, the lease amendment requires that the City of Chicago provide the Company with another site at O’Hare upon which a replacement cargo facility could be constructed.

United’s card processing agreement with American Express expired on February 28, 2009 and was replaced by a new agreement on March 1, 2009 as discussed in Note 12, “Debt Obligations and Card Processing Agreements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of December 31, 2008, disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2008

There were no changes in UAL’s or United’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

UAL Corporation Management Report on Internal Control Over Financial Reporting

March 2, 2009

To the Stockholders of UAL Corporation
Chicago, Illinois

The management of UAL Corporation and subsidiaries (“UAL”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2008.

Our independent registered public accounting firm, Deloitte & Touche LLP, who audited UAL’s consolidated financial statements included in this Form 10-K, has issued a report on UAL’s internal control over financial reporting, which is included herein.

United Air Lines, Inc. Management Report on Internal Control Over Financial Reporting

March 2, 2009

To the Stockholder of United Air Lines, Inc.
Chicago, Illinois

The management of United Air Lines, Inc. (“United”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2008.

This annual report does not include an attestation report of United’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by United’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit United to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UAL Corporation
Chicago, Illinois

We have audited the internal control over financial reporting of UAL Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP
Chicago, Illinois
March 2, 2009

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2009 Annual Meeting of Stockholders. Information regarding the executive officers of UAL is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee of the UAL Board of Directors adopted a policy on pre-approval of services of independent accountants in October 2002. The policy provides that the Audit Committee shall pre-approve all audit and non-audit services to be provided to the Company and its subsidiaries and affiliates by its auditors. The process by which this is carried out is as follows:

For recurring services, the Audit Committee reviews and pre-approves Deloitte & Touche LLP’s annual audit services and employee benefit plan audits in conjunction with the Committee’s annual appointment of the outside auditors. The materials include a description of the services along with related fees. The Committee also reviews and pre-approves other classes of recurring services along with fee thresholds for pre-approved services. In the event that the pre-approval fee thresholds are met and additional services are required prior to the next scheduled Committee meeting, pre-approvals of additional services follow the process described below.

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

On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. Our Audit Committee has considered whether the 2008 non-audit services provided by Deloitte & Touche LLP are compatible with maintaining auditor independence.

The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in 2008 and 2007 are as follows:

Service	2008	2007
Audit Fees	$3,807,300	$3,420,740
Audit-Related Fees	2,065,479	1,266,400
Tax Fees	384,850	546,005
All Other Fees	165,800	165,800

Total	$6,423,429	$5,398,945

AUDIT FEES

Fees for audit services related to 2008 and 2007 consist of audits of the Company’s consolidated financial statements, limited reviews of the Company’s consolidated quarterly financial statements, statutory audits of the Schedule of Passenger Facility Charges and statutory audits of certain subsidiaries’ financial statements. The 2008 and 2007 audit fees also include the impact of the attestation work performed by Deloitte & Touche related to Sarbanes-Oxley.

AUDIT-RELATED FEES

Fees for audit-related services billed in 2008 and 2007 consisted of audits of the maintenance operation center, employee benefit plans and the United Airlines Foundation.

TAX FEES

Fees for tax services in 2008 and 2007 consisted of assistance with tax issues in certain foreign jurisdictions, tax consultation and bankruptcy tax assistance.

ALL OTHER FEES

Fees for all other services billed in 2008 and 2007 consisted of the preparation of employee payroll tax filings.

All of the services in 2008 and 2007 under the Audit Related, Tax and All Other Fees categories above have been approved by the Audit Committee pursuant to paragraph (c)(7)(i)(c) of Rule 2-01 of Regulation S-X of the Exchange Act.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)(1)	Financial Statements. The financial statements required by this item are listed in Item 8, Financial Statements and Supplementary Data herein.

(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2008 and 2007, the month ended January 31, 2006 and the eleven month period ended December 31, 2006.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits. The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K and is incorporated herein by this reference. Each management contract or compensatory plan or arrangement is denoted with a “†” in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

UAL CORPORATION
UNITED AIR LINES, INC.
(Registrants)

/s/  Glenn F. Tilton
Glenn F. Tilton
Chairman of the Board, President
and Chief Executive Officer

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of UAL Corporation and in the capacities and on the date indicated.

/s/ Glenn F. Tilton
Glenn F. Tilton Chairman of the Board, President and Chief Executive Officer (principal executive officer)

/s/ Kathryn A. Mikells	/s/ Robert D. Krebs
Kathryn A. Mikells Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	Robert D. Krebs Director

/s/ Richard J. Almeida	/s/ Robert S. Miller, Jr.
Richard J. Almeida Director	Robert S. Miller, Jr. Director

/s/ Mary K. Bush	/s/ James J. O’Connor
Mary K. Bush Director	James J. O’Connor Director

/s/ Stephen R. Canale	/s/ David J. Vitale
Stephen R. Canale Director	David J. Vitale Director

/s/ W. James Farrell	/s/ John H. Walker
W. James Farrell Director	John H. Walker Director

/s/ Walter Isaacson	/s/ Stephen A. Wallach
Walter Isaacson Director	Stephen A. Wallach Director

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Air Lines, Inc. and in the capacities and on the date indicated.

/s/ Glenn F. Tilton
Glenn F. Tilton Chairman of the Board, President and Chief Executive Officer (principal executive officer)

/s/ Kathryn A. Mikells
Kathryn A. Mikells Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ David M. Wing
David M. Wing Vice President and Controller (principal accounting officer)

/s/ Graham W. Atkinson
Graham W. Atkinson Director

/s/ Peter D. McDonald
Peter D. McDonald Director

/s/ John P. Tague
John P. Tague Director

Date: March 2, 2009

Schedule II

Valuation and Qualifying Accounts
For the Years Ended December 31, 2008 and 2007,
the Eleven Month Period Ended December 31, 2006,
and the Month Ended January 31, 2006

(In millions)		Additions
	Balance at	Charged to			Balance at
	Beginning of	Costs and			End of
Description	Period	Expenses	Deductions(a)		Period
Reserves deducted from assets to which they apply:

Allowance for doubtful accounts (UAL):
2008 (Successor)	$27	$25	$28		$24
2007 (Successor)	27	21	21		27
2006 (Successor)	27	18	18		27
January 2006 (Predecessor)	23	6	2		27

Allowance for doubtful accounts (United):
2008 (Successor)	$27	$25	$28		$24
2007 (Successor)	27	21	21		27
2006 (Successor)	27	18	18		27
January 2006 (Predecessor)	22	6	1		27

Obsolescence allowance—spare parts
(UAL and United):
2008 (Successor)	$25	$26	$3		$48
2007 (Successor)	6	19	—		25
2006 (Successor)	—	6	—		6
January 2006 (Predecessor)	66	—	66	(b)	—

Valuation allowance for deferred tax assets (UAL):
2008 (Successor)	$1,815	$1,126	$—		$2,941
2007 (Successor)	2,248	—	433		1,815
2006 (Successor)	2,310	—	62		2,248
January 2006 (Predecessor)	10,618	180	8,488	(b)	2,310

Valuation allowance for deferred tax assets (United):
2008 (Successor)	$1,757	$1,109	$—		$2,866
2007 (Successor)	2,190	—	433		1,757
2006 (Successor)	2,252	—	62		2,190
January 2006 (Predecessor)	10,494	155	8,397	(b)	2,252

(a)	Deduction from reserve for purpose for which reserve was created.

(b)	Amounts include adjustments as required for the adoption of fresh- start reporting on February 1, 2006.

EXHIBIT INDEX

3.1		Restated Certificate of Incorporation of UAL Corporation

*3	.2	Restated Certificate of Incorporation of United Air Lines, Inc. (filed as Exhibit 3.1 to United’s Form 8-K filed February 1, 2006, Commission file number 1-11355, and incorporated herein by reference)

*3	.3	Amended and Restated Bylaws of UAL Corporation (filed as Exhibit 3.2 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*3	.4	Amended and Restated Bylaws of United Air Lines, Inc. (filed as Exhibit 3.2 to United’s Form 8-K filed February 1, 2006, Commission file number 1-11355, and incorporated herein by reference)

*4	.1	Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation, as named therein, the Lenders named therein, JPMorgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed February 5, 2007, Commission file number 1-6033, and incorporated herein by reference)

*4	.2	First Amendment to Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated December 5, 2007 by and among United Air Lines, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed December 7, 2007, Commission file number 1-6033, and incorporated herein by reference)

*4	.3	Second Amendment to the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated May 5, 2008 by and among United Air Lines, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed May 7, 2008, Commission file number 1-6033, and incorporated herein by reference)

*4	.4	Indenture dated as of February 1, 2006 among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance at 6% Senior Notes due 2031 and 8% Contingent Senior Notes (filed as Exhibit 4.2 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4	.5	ORD Indenture dated as of February 1, 2006 among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance at 5% Senior Convertible Notes due 2021 (filed as Exhibit 4.3 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4	.6	First Supplement to ORD Indenture dated February 16, 2006 among UAL Corporation, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 99.1 to UAL’s Form 8-K filed February 21, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4	.7	Indenture dated as of July 25, 2006 among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and The Bank of New York Trust Company, N.A., as Trustee, providing for issuance of 4.50% Senior Limited-Subordination Convertible Notes due 2021 (filed as Exhibit 4.1 to UAL’s Form 8-K filed July 27, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10	.1	UAL Corporation Success Sharing Program—Performance Incentive Plan effective January 1, 2007 (filed as Exhibit 99.1 to UAL’s Form 8-K filed March 26, 2007, Commission file number 1-6033, and incorporated herein by reference)

*†10	.2	UAL Corporation Success Sharing Program—Performance Incentive Plan Amendment No. 1 dated January 1, 2008 (filed as Exhibit 10.2 to UAL’s Form 10-K for the year ended December 31, 2007, Commission file number 1-6033, and incorporated herein by reference)

*†10	.3	UAL Corporation Success Sharing Program—Performance Incentive Plan Amendment No. 2 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

†10	.4	UAL Corporation 2009 Annual Incentive Plan

*†10	.5	UAL Corporation Success Sharing Program—Profit Sharing Plan effective January 1, 2006 (filed as Exhibit 99.2 to UAL’s Form 8-K filed March 26, 2007, Commission file number 1-6033, and incorporated herein by reference)

*†10	.6	UAL Corporation Executive Severance Plan dated April 1, 2007 (filed as Exhibit 10.1 to UAL’s Form 8-K filed March 26, 2007, Commission file number 1-6033, and incorporated herein by reference)

*†10	.7	UAL Corporation Executive Severance Plan Amendment No. 1 dated January 1, 2008 (filed as Exhibit 10.5 to UAL’s Form 10-K for the year ended December 31, 2007, Commission file number 1-6033, and incorporated herein by reference)

*†10	.8	Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10	.9	Amendment No. 1 dated December 8, 2002 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.44 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10	.10	Amendment No. 2 dated February 17, 2003 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.45 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10	.11	Amendment No. 3 dated September 29, 2006 to the Employment Agreement dated September 5, 2002, by and among United Air Lines, Inc., UAL Corporation, and Glenn F. Tilton (filed as Exhibit 99.2 to UAL’s Form 8-K filed on September 29, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10	.12	Amendment No. 4 dated September 25, 2008 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2008, Commission file no. 1-6033, and incorporated herein by reference)

*†10	.13	Employment Agreement dated September 29, 2006 by and among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 99.3 to UAL’s Form 8-K filed on September 29, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10	.14	Amendment No. 1 dated May 15, 2008 to the Employment Agreement dated September 29, 2006 by and among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10	.15	Peter D. McDonald Secular Trust Agreement dated September 29, 2006 by and among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit A to Exhibit 99.3 to UAL’s Form 8-K filed on September 29, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10	.16	Amendment No. 1 dated March 12, 2007 to the Peter D. McDonald Secular Trust Agreement dated September 29, 2006 by and among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 10.48 to UAL’s Form 10-K for the year ended December 31, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10	.17	Amendment No. 2 dated June 4, 2007 to the Peter D. McDonald Secular Trust Agreement dated September 29, 2006 by and among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-6033, and incorporated herein by reference)

*†10	.18	Amendment No. 3 dated May 15, 2008 to the Peter D. McDonald Secular Trust Agreement dated September 29, 2006 by and among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

†10	.19	Amendment No. 4 dated December 18, 2008 to the Peter D. McDonald Secular Trust Agreement dated September 29, 2006 by and among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald

†10	.20	Separation Agreement dated October 9, 2008 by and among UAL Corporation, United Air Lines, Inc. and Frederic F. Brace

†10	.21	Description of Officer Benefits

*†10	.22	UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10	.23	UAL Corporation 2008 Incentive Compensation Plan (filed as Appendix A to UAL’s Definitive Proxy filed on April 25, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10	.24	Form of Restricted Share Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10	.25	Form of Stock Option Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10	.26	Form of Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number, 1-6033, and incorporated herein by reference)

†10	.27	Description of Benefits for UAL Corporation Directors

*†10	.28	UAL Corporation 2006 Directors Equity Incentive Plan (filed as Exhibit 10.2 to UAL’s Form 8-K dated February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10	.29	Amendment No. 1 to the UAL Corporation 2006 Directors Equity Incentive Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10	.30	Letter Agreement dated April 28, 1994 between UAL Corporation and James J. O’Connor (filed as Exhibit 10.44 to UAL’s Form 10-K for year ended December 31, 2005, Commission file number 1-6033, and incorporated herein by reference)

12.1		UAL Corporation Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.2		United Air Lines, Inc. Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

21		List of UAL Corporation and United Air Lines, Inc. Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm for UAL Corporation

23.2	Consent of Independent Registered Public Accounting Firm for United Air Lines, Inc.

31.1	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Previously filed

†	Indicates management contract or compensatory plan or arrangement