Form 10-Q
period 2009-03-31
UAL CORP /DE/; UNITED AIR LINES INC
filed 2009-04-27
CIK 100517, 101001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
OMISSION OF CERTAIN INFORMATION
United Air Lines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 13, 2009.

UAL Corporation	143,933,590 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by UAL Corporation) There is no market for United Air Lines, Inc. common stock.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies
Report on Form 10-Q
For the Quarter Ended March 31, 2009

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

UAL Corporation:

Condensed Statements of Consolidated Operations (Unaudited)	3

Condensed Statements of Consolidated Financial Position (Unaudited)	4

Condensed Statements of Consolidated Cash Flows (Unaudited)	6

United Air Lines, Inc.:

Condensed Statements of Consolidated Operations (Unaudited)	7

Condensed Statements of Consolidated Financial Position (Unaudited)	8

Condensed Statements of Consolidated Cash Flows (Unaudited)	10

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (UAL Corporation and United Air Lines, Inc.)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6. Exhibits	42

Signatures	43

Exhibit Index	44

Exhibit 10.1
Exhibit 10.2
Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
		(Adjusted)
Operating revenues:
Passenger — United Airlines	$2,701	$3,545
Passenger — Regional Affiliates	659	715
Cargo	124	218
Other operating revenues	207	233

	3,691	4,711

Operating expenses:
Salaries and related costs	921	1,046
Aircraft fuel	799	1,575
Regional affiliates	671	779
Purchased services	287	349
Depreciation and amortization	233	220
Aircraft maintenance materials and outside repairs	225	317
Landing fees and other rent	221	230
Distribution expenses	118	184
Aircraft rent	88	99
Cost of third party sales	53	64
Asset impairment and special items (Note 15)	119	—
Other operating expenses	238	289

	3,973	5,152

Loss from operations	(282)	(441)

Other income (expense):
Interest expense	(134)	(147)
Interest income	7	48
Interest capitalized	3	5
Miscellaneous, net	(6)	(19)

	(130)	(113)

Loss before income taxes and equity in earnings of affiliates	(412)	(554)
Income tax benefit	(29)	(3)

Loss before equity in earnings of affiliates	(383)	(551)
Equity in earnings of affiliates, net of tax	1	2

Net loss	$(382)	$(549)

Loss per share, basic and diluted	$(2.64)	$(4.55)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	March 31,	December 31,
	2009	2008
		(Adjusted)
Assets
Current assets:
Cash and cash equivalents	$2,457	$2,039
Restricted cash	46	54
Receivables, less allowance for doubtful accounts (2009—$23; 2008—$24)	738	714
Fuel hedge collateral deposits	564	953
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2009—$56; 2008—$48)	228	237
Prepaid fuel	223	219
Deferred income taxes	202	268
Prepaid expenses and other	399	382

	4,857	4,866

Operating property and equipment:
Owned—
Flight equipment	8,521	8,766
Other property and equipment	1,732	1,751

	10,253	10,517
Less—accumulated depreciation and amortization	(1,698)	(1,598)

	8,555	8,919

Capital leases:
Flight equipment	1,735	1,578
Other property and equipment	39	39

	1,774	1,617
Less—accumulated amortization	(252)	(224)

	1,522	1,393

	10,077	10,312

Other assets:
Intangibles, less accumulated amortization (2009—$357; 2008—$339)	2,564	2,693
Aircraft lease deposits	298	297
Restricted cash	209	218
Investments	77	81
Other, net	1,019	998

	4,167	4,287

	$19,101	$19,465

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	March 31,	December 31,
	2009	2008
		(Adjusted)
Liabilities and Stockholders’ Deficit
Current liabilities:
Advance ticket sales	$1,768	$1,530
Mileage Plus deferred revenue	1,371	1,414
Long-term debt maturing within one year	818	782
Accounts payable	784	833
Accrued salaries, wages and benefits	767	756
Fuel derivative instruments	477	718
Fuel purchase commitments	223	219
Current obligations under capital leases	159	168
Accrued interest	105	112
Other	733	749

	7,205	7,281

Long-term debt	5,736	5,862
Long-term obligations under capital leases	1,235	1,192

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,871	2,768
Postretirement benefit liability	1,813	1,812
Advanced purchase of miles	1,087	1,087
Deferred income taxes	696	804
Other	1,113	980

	7,580	7,451

Commitments and contingent liabilities (Note 13)

Stockholders’ deficit:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 143,886,023 and 140,037,928 shares at March 31, 2009 and December 31, 2008, respectively	2	1
Additional capital invested	2,970	2,919
Retained deficit	(5,690)	(5,308)
Stock held in treasury, at cost	(28)	(26)
Accumulated other comprehensive income	91	93

	(2,655)	(2,321)

	$19,101	$19,465

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2009	2008
		(Adjusted)
Cash flows provided (used) by operating activities:
Net loss	$(382)	$(549)
Adjustments to reconcile to net cash provided (used) by operating activities—
Depreciation and amortization	233	220
Proceeds from lease amendment	160	—
Asset impairments and special items	119	—
Increase in Mileage Plus deferred revenue and advanced purchase of miles	92	39
Increase in advance ticket sales	238	504
Net change in fuel derivative instruments and related pending settlements	(286)	(30)
Decrease in fuel hedge collateral	395	—
Increase in receivables	(48)	(203)
Other, net	(95)	(61)

	426	(80)
Cash flows provided (used) by investing activities:
Net sales of short-term investments	—	1,809
Decrease in restricted cash	17	28
Proceeds from asset sale-leaseback	94	—
Additions to property, equipment and deferred software	(79)	(119)
Proceeds from disposition of property and equipment	33	—
Other, net	—	7

	65	1,725

Cash flows provided (used) by financing activities:
Proceeds from issuance of long-term debt	134	—
Proceeds from issuance of common stock	63	—
Decrease in lease deposits	22	—
Repayment of Credit Facility	(9)	(9)
Repayment of other debt	(229)	(182)
Special distribution to common shareholders	—	(251)
Principal payments under capital leases	(48)	(12)
Other, net	(6)	(12)

	(73)	(466)

Increase in cash and cash equivalents during the period	418	1,179
Cash and cash equivalents at beginning of the period	2,039	1,259

Cash and cash equivalents at end of the period	$2,457	$2,438

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2009	2008
		(Adjusted)
Operating revenues:
Passenger — United Airlines	$2,701	$3,545
Passenger — Regional Affiliates	659	715
Cargo	124	218
Other operating revenues	210	233

	3,694	4,711

Operating expenses:
Salaries and related costs	921	1,046
Aircraft fuel	799	1,575
Regional affiliates	671	779
Purchased services	287	349
Depreciation and amortization	233	220
Aircraft maintenance materials and outside repairs	225	317
Landing fees and other rent	221	230
Distribution expenses	118	184
Aircraft rent	90	100
Cost of third party sales	53	64
Asset impairments and special items (Note 15)	119	—
Other operating expenses	238	288

	3,975	5,152

Loss from operations	(281)	(441)

Other income (expense):
Interest expense	(134)	(146)
Interest income	7	48
Interest capitalized	3	5
Miscellaneous, net	(6)	(20)

	(130)	(113)

Loss before income taxes and equity in earnings of affiliates	(411)	(554)
Income tax expense (benefit)	(29)	(4)

Loss before equity in earnings of affiliates	(382)	(550)
Equity in earnings of affiliates, net of tax	1	2

Net loss	$(381)	$(548)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	March 31,	December 31,
	2009	2008
		(Adjusted)
Assets
Current assets:
Cash and cash equivalents	$2,451	$2,033
Restricted cash	42	50
Receivables, less allowance for doubtful accounts (2009 — $23; 2008 — $24)	732	704
Fuel hedge collateral deposits	564	953
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2009 — $56; 2008 — $48)	228	237
Prepaid fuel	223	219
Deferred income taxes	197	265
Receivables from related parties	45	214
Prepaid expenses and other	395	376

	4,877	5,051

Operating property and equipment:
Owned -
Flight equipment	8,521	8,766
Other property and equipment	1,732	1,751

	10,253	10,517
Less — accumulated depreciation and amortization	(1,698)	(1,598)

	8,555	8,919

Capital leases:
Flight equipment	1,735	1,578
Other property and equipment	39	39

	1,774	1,617
Less — accumulated amortization	(252)	(224)

	1,522	1,393

	10,077	10,312

Other assets:
Intangibles, less accumulated amortization (2009 — $357; 2008 — $339)	2,564	2,693
Aircraft lease deposits	298	297
Restricted cash	208	217
Investments	77	81
Other, net	1,006	984

	4,153	4,272

	$19,107	$19,635

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	March 31,	December 31,
	2009	2008
		(Adjusted)
Liabilities and Stockholder’s Deficit
Current liabilities:
Advance ticket sales	$1,768	$1,530
Mileage Plus deferred revenue	1,371	1,414
Long-term debt maturing within one year	818	780
Accounts payable	784	833
Accrued salaries, wages and benefits	767	756
Fuel derivative instruments	477	718
Fuel purchase commitments	223	219
Current obligations under capital leases	159	168
Accrued interest	105	112
Other	816	1,016

	7,288	7,546

Long-term debt	5,736	5,861
Long-term obligations under capital leases	1,235	1,192

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,871	2,768
Postretirement benefit liability	1,813	1,812
Advanced purchase of miles	1,087	1,087
Deferred income taxes	615	724
Other	1,113	981

	7,499	7,372

Commitments and contingent liabilities (Note 13)

Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; outstanding 205 at both March 31, 2009 and December 31, 2008	—	—
Additional capital invested	2,898	2,831
Retained deficit	(5,640)	(5,260)
Accumulated other comprehensive income	91	93

	(2,651)	(2,336)

	$19,107	$19,635

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2009	2008
		(Adjusted)
Cash flows provided (used) by operating activities:
Net loss	$(381)	$(548)
Adjustments to reconcile to net cash provided (used) by operating activities—
Depreciation and amortization	233	220
Proceeds from lease amendment	160	—
Asset impairments and special items	119	—
Increase in Mileage Plus deferred revenue and advanced purchase of miles	92	39
Increase in advance ticket sales	238	504
Net change in fuel derivative instruments and related pending settlements	(286)	(30)
Decrease in fuel hedge collateral	395	—
Increase in receivables	(36)	(205)
Other, net	(110)	(42)

	424	(62)

Cash flows provided (used) by investing activities:
Net sales of short-term investments	—	1,783
Proceeds from asset sale-leaseback	94	—
Decrease (increase) in restricted cash	17	(1)
Additions to property, equipment and deferred software	(79)	(119)
Proceeds from disposition of property and equipment	33	—
Other, net	(1)	7

	64	1,670

Cash flows provided (used) by financing activities:
Proceeds from issuance of long-term debt	134	—
Capital contribution from parent	62	—
Decrease in lease deposits	22	—
Dividend to parent	—	(258)
Repayment of Credit Facility	(9)	(9)
Repayment of other debt	(228)	(181)
Principal payments under capital leases	(48)	(12)
Other, net	(3)	(1)

	(70)	(461)

Increase in cash and cash equivalents during the period	418	1,147
Cash and cash equivalents at beginning of the period	2,033	1,239

Cash and cash equivalents at end of the period	$2,451	$2,386

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
Interim Financial Statements. The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that meet accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. UAL and United believe that the disclosures presented here are not misleading. The financial statements include all adjustments, including asset impairments, severance and normal recurring adjustments, which are considered necessary for a fair presentation of the financial position and results of operations of UAL and United. Certain historical amounts have been reclassified to conform to the current year’s presentation, including reclassification of December 31, 2008 derivative counterparty settlement payables of $140 million from “Fuel derivative instruments” to “Other current liabilities” in the Company’s Condensed Statements of Consolidated Financial Position (Unaudited). These financial statements should be read together with the information included in the combined UAL and United Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”).
(2) New Accounting Pronouncements
Adoption of FSP APB 14-1 and FSP EITF 03-6-1. The Company adopted FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”) and FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“EITF 03-6-1”) effective January 1, 2009, both of which required retrospective application. APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has two currently outstanding convertible debt instruments that are impacted by APB 14-1. Upon the original issuance of these two debt instruments in 2006, the Company recorded the net debt obligation as long-term debt in accordance with applicable accounting standards at that time. To adopt APB 14-1, effective January 1, 2009, the Company estimated the fair value, as of the date of issuance, of its two applicable convertible debt instruments as if the instruments were issued without the conversion options. The difference between the fair value and the principal amounts of the instruments was $254 million. This amount was retrospectively applied to the Company’s financial statements from the issuance date of the debt instruments in 2006, and was retrospectively recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the notes resulting in non-cash increase to interest expense in historical and future periods.
The retrospective adoption of APB 14-1 will result in a $48 million increase to interest expense for the year ended December 31, 2008.
The following tables reflect UAL and United’s previously reported amounts, along with the adjusted amounts as required by APB 14-1.

	Three Months Ended
	March 31, 2008
	UAL			United
	As	As	Effect	As	As	Effect
(In millions, except per share)	Reported	Adjusted	of Change	Reported	Adjusted	of Change
Statement of Consolidated Operations (Unaudited)
Interest expense	$(135)	$(147)	$(12)	$(134)	$(146)	$(12)
Nonoperating expense	(101)	(113)	(12)	(101)	(113)	(12)
Loss before income taxes and equity earnings in affiliates	(542)	(554)	(12)	(542)	(554)	(12)
Net loss	(537)	(549)	(12)	(536)	(548)	(12)
Loss per share, basic and diluted	(4.45)	(4.55)	(0.10)	NA	NA	NA
Total comprehensive loss	(549)	(561)	(12)	(548)	(560)	(12)

	As of
	December 31, 2008
	UAL			United
	As	As	Effect	As	As	Effect
	Reported	Adjusted	of Change	Reported	Adjusted	of Change
Statement of Consolidated Financial Position (Unaudited) (a)
Long-term debt	$6,007	$5,862	$(145)	$6,007	$5,861	$(146)
Additional capital invested	2,666	2,919	253	2,578	2,831	253
Retained deficit	(5,199)	(5,308)	(109)	(5,151)	(5,260)	(109)

(a)	The adoption of APB 14-1 also had minor impacts on Other Assets and Deferred Income Taxes as reported in the Company’s Statements of Consolidated Financial Position (Unaudited). APB 14-1 required an increase to the Company’s deferred tax liability and an increase to its additional paid in capital. However, these impacts were substantially offset by a corresponding decrease in the valuation allowance for deferred tax assets and increase to additional paid in capital in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.
The following table provides additional information about UAL’s convertible debt instruments that are subject to APB 14-1:

	March 31, 2009		December 31, 2008
	$726	$150	$726		$150
	million	million	million		million
($ and shares in millions, except conversion prices)	notes	notes	notes		notes
Carrying amount of the equity component	$216	$38	$216		$38
Principal amount of the liability component	726	150	726		150
Unamortized discount of liability component	115	18	126		20
Net carrying amount of liability component	611	132	600		130
Remaining amortization period of discount	27 months	22 months	(b	)	(b	)
Conversion price	$32.64	$43.90	(b	)	(b	)
Number of shares to be issued upon conversion	22.2	3.4	(b	)	(b	)
Effective interest rate on liability component	12.8%	12.1%	(b	)	(b	)
Non-cash interest cost recognized for 2009 period (a)	$11	$2	(b	)	(b	)
Cash interest cost recognized for 2009 period (a)	8	2	(b	)	(b	)

(a)	Interest cost relates to both the contractual interest coupon and amortization of the discount on the liability component. Interest cost for the three months ended March 31, 2008 included non-cash expense of $10 million and cash expense of $8 million for the $726 million notes; and non-cash expense of $2 million and cash expense of $2 million for the $150 million notes.

(b)	Data not required by APB 14-1.
EITF 03-6-1 clarifies that instruments granted in share-based payment transactions that are considered to be participating securities prior to vesting should be included in the earnings allocation under the two-class method of calculating earnings per share. The Company determined that its restricted shares granted under UAL’s share-based compensation plans are participating securities because the restricted shares participate in dividends. However, the impact of these shares was not included in the common shareholder basic loss per share computation for the three months ended March 31, 2009 or 2008, because of losses in these periods. There were 0.8 million and 1.4 million nonvested restricted shares at March 31, 2009 and 2008, respectively, that would have been included in the common shareholder basic earnings per share computation had there been income in these periods.
Effective January 1, 2009, the Company prospectively adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”) and SFAS No. 157, Fair Value Measurements (“SFAS 157”) with respect to fair value measurements required for the Company’s nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 with respect to the Company’s nonfinancial assets and nonfinancial liabilities was delayed until January 1, 2009 by FSP No. 157-2, Effective Date of FASB Statement No. 157. See Note 13, “Fair Value Measurements and Derivative Instruments,” for disclosures related to the adoption of these two standards.

Accounting Standards Not Yet Adopted. In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The Company does not expect that the adoption of this statement will have a significant impact on its financial statements based on current market conditions.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company has not determined the impact of the adoption of FSP 115-2 on its financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company will provide the additional disclosures required by FSP 107-1 in its quarterly report on Form 10-Q for the period ended June 30, 2009.
(3) Company Operational Plans
In 2008, the Company began implementing a plan to address volatility in crude oil prices, industry over-capacity and the weak economic environment. The Company is reducing capacity and permanently removing 100 aircraft from its mainline fleet, including its entire B737 fleet and six B747 aircraft, by the end of 2009. In connection with the capacity reductions, the Company is further streamlining its operations and corporate functions in order to cumulatively reduce the size of its workforce by approximately 9,000 positions by the end of 2009.
The following is a discussion of expenses associated with implementing the Company’s plans.
Severance. A reduction in the severance accrual due to a change in estimate of expected severance payments related to the operational plans provided a benefit of $5 million in the three months ended March 31, 2009. There was no severance expense in the three months ended March 31, 2008. The following is a reconciliation of severance accrual activity since December 31, 2008:

(In millions)
Balance at December 31, 2008	$81
Payments	(16)
Accruals	(5)

Balance at March 31, 2009	$60

The Company’s workforce reduction will occur through furloughs and furlough-mitigation programs, such as voluntary early-out options. Severance expense is classified within salaries and related costs in the Company’s Condensed Statements of Consolidated Operations (Unaudited). All severance charges are within the Mainline segment where the fleet reductions are occurring.

Aircraft. The following table provides information regarding the Company’s operating fleet. Amounts reported are applicable to UAL and United, except where noted otherwise.

	B737s (Mainline)			All Other Mainline			Total	Regional
	Owned	Leased	Total	Owned	Leased	Total	Mainline	Affiliates	Total
Aircraft at December 31, 2008	18	28	46	191	172	363	409	280	689
Added to (removed from) operating fleet	(7)	(5)	(12)	(1)	—	(1)	(13)	6	(7)
Transferred from leased to owned	—	—	—	1	(1)	—	—	—	—
Transferred from owned to leased	—	—	—	(9)	9	—	—	—	—

Aircraft at March 31, 2009	11	23	34	182	180	362	396	286	682

Nonoperating at December 31, 2008 (a)	24	12	36	3	—	3	39	—	39
Removed from operating fleet	7	5	12	1	—	1	13	—	13
Returned to lessors	—	(5)	(5)	—	—	—	(5)	—	(5)

Nonoperating at March 31, 2009 (a)	31	12	43	4	—	4	47	—	47

(a)	At December 31, 2008 and March 31, 2009, United had one less owned and one more leased nonoperating B737 aircraft as compared to the UAL amounts shown in this table.
At March 31, 2009 and December 31, 2008, the Company had 63 and 62 unencumbered aircraft, respectively. See Note 14, “Debt Obligations and Other Financing Transactions,” for information related to a sales-leaseback transaction completed during the first quarter of 2009 and aircraft and other assets pledged as collateral.
The following table presents activity related to the accrual for the retirement of leased aircraft.

(In millions)
Balance at December 31, 2008	$16
Accruals	9
Payments	(3)

Balance at March 31, 2009	$22

The accrual above consists of the present value of future lease payments for aircraft that have been removed from service in advance of their lease termination dates as of March 31, 2009 and estimated payments for lease return maintenance conditions related to B737 aircraft. Periodic lease payments will be made over the lease terms of these aircraft unless early return agreements are reached with the lessors; and, lease return maintenance condition payments, if any, will be made upon return of the aircraft to the lessors. The total expected payments for leased aircraft that were grounded at March 31, 2009 and that are expected to be grounded in 2009 are $122 million, payable through 2013. Actual lease payments may be less if the Company is able to negotiate early termination of any of its leases. The Company recorded a special expense item of $9 million during the first quarter of 2009, which was primarily related to the above lease obligations and the write-off of fresh-start lease fair value adjustments.
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
(4) Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code
Bankruptcy Considerations. UAL and United emerged from bankruptcy protection on February 1, 2006 (the “Effective Date”), the effective date of the Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”) confirmed by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). The following discussion provides a summary of pending matters related to the bankruptcy reorganization.

Significant Matters Resolved in Chapter 11 Cases. The following matter was resolved during the first quarter of 2009:
SFO Municipal Bond Secured Interest. HSBC Bank Inc. (“HSBC”), as trustee for the 1997 municipal bonds related to San Francisco International Airport (“SFO”), filed a complaint against United asserting a security interest in United’s leasehold for portions of its maintenance base at SFO. In October 2006, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $27 million. United had accrued $27 million as its estimated obligation as of March 31, 2009 and December 31, 2008. This obligation is now final as the trustee has dismissed its appeal to the Seventh Circuit Court of Appeals. Thereafter, the trustee and United settled related ancillary matters, and, on April 1, 2009, the Company paid the amount ordered by the Bankruptcy Court into an escrow account, pending the Bankruptcy Court’s approval of the settlement. Assuming Bankruptcy Court approval, the Company has no further obligation related to this matter.
Significant Matters Remaining to be Resolved in Chapter 11 Cases. The following matter remains to be resolved in the Bankruptcy Court or another court:
LAX Municipal Bond Secured Interest. There is pending litigation before the U.S. District Court for the Northern District of Illinois (“the District Court”) regarding the extent to which the Los Angeles International Airport (“LAX”) municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. In 2007, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $33 million. An appeal by both parties to the District Court resulted in an affirmance of this value on June 13, 2008. United has accrued this amount plus accrued interest as its estimated obligation at both March 31, 2009 and December 31, 2008. The trustee has appealed the District Court’s ruling to the U.S. Court of Appeals for the Seventh Circuit, which appeal is pending.
Claims Resolution Process. The table below includes the Company’s estimated obligations related to the administrative and priority claims and other bankruptcy-related claim reserves including reserves related to LAX litigation and other legal, professional and tax matters, among others, for the three months ended March 31, 2009. These reserves are primarily classified in other current liabilities in the Condensed Statements of Consolidated Financial Position (Unaudited).

(In millions)
Balance at December 31, 2008	$96
Payments	(5)
Accruals	(1)

Balance at March 31, 2009	$90

(5) Common Stockholders’ Deficit
In the first quarter of 2009, UAL received net proceeds of $62 million from the issuance of 5.4 million shares of common stock, of which 4.0 million shares were sold during the first quarter of 2009. UAL contributed $62 million of common stock sale proceeds to United. As of March 31, 2009, $28 million of remaining capacity is available to issue additional shares. In the first quarter of 2009, UAL acquired 197,984 common shares for treasury. These shares were acquired from participants for tax withholding obligations under UAL’s share-based compensation plans.
(6) Per Share Amounts (UAL Only)
In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), UAL basic per share amounts were computed by dividing loss available to common shareholders by the weighted-average number of shares of common stock outstanding. UAL’s $546 million of 6% senior notes are callable at any time at 100% of par value, and can be redeemed with either cash or UAL common stock at UAL’s option. These notes are not deemed potentially dilutive shares, as UAL has the ability and intent to redeem these notes with cash. The table below represents the computation of UAL basic and diluted per share amounts and the number of securities that have been excluded from the computation of diluted per share amounts. Nonvested, participating restricted shares did not impact basic or diluted loss per share due to losses in both the 2009 and 2008 periods; see Note 2, “New Accounting Pronouncements,” for additional information related to the adoption of EITF 03-6-1.

	Three Months Ended
	March 31,
(In millions)	2009	2008
		(Adjusted)
Loss per share:
Net loss	$(382)	$(549)
Preferred stock dividend requirements	—	(2)

Loss available to common stockholders	$(382)	$(551)

Basic weighted average shares outstanding	144.7	121.1

Loss per share, basic and diluted	$(2.64)	$(4.55)

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	4.3	4.2
Restricted shares (a)	0.8	1.4
2% preferred securities	—	8.1
4.5% senior limited-subordination convertible notes	22.2	22.1
5% convertible notes	3.4	3.4

	30.7	39.2

(a)	As discussed in Note 2, “New Accounting Pronouncements,” these shares will also impact the computation of basic earnings per share in periods with income, because the shares are participating securities under EITF 03-6-1.
(7) Share-Based Compensation Plans
Compensation expense associated with the UAL share-based compensation plans has been pushed down to United. The Company recognized share-based compensation expense of $5 million and $11 million during the three months ended March 31, 2009 and 2008, respectively. The Company’s unrecognized share-based compensation expense was $13 million and $18 million as of March 31, 2009 and December 31, 2008, respectively. At both March 31, 2009 and December 31, 2008, 8.1 million awards were available under the Company’s share-based compensation plans for employees. The weighted average grant date fair value and exercise price of options awarded in the three months ended March 31, 2009 was $4.54 and $8.54, respectively. The table below summarizes stock option activity for the three months ended March 31, 2009:

Options
Outstanding at beginning of period	4,353,672
Granted	24,000
Canceled	(96,486)

Outstanding at end of period	4,281,186

Exercisable (vested) at end of period	2,906,775
The weighted average grant date fair value of restricted stock awarded in 2009 was $8.54. The table below summarizes UAL’s restricted stock activity for the three months ended March 31, 2009:

Restricted Stock
Nonvested at beginning of period	1,430,675
Granted	16,000
Vested	(593,980)
Terminated	(8,680)

Nonvested at end of period	844,015

Effective April 1, 2009, the Company made a general grant of 1,773,600 restricted stock units (“RSUs”) and 2,431,800 stock options to certain of its management employees. These grants were made pursuant to the UAL 2008 Incentive Compensation Plan which was approved by UAL’s Board of Directors and shareholders in 2008 and replaced the 2006 Management Equity Incentive Plan, effective June 12, 2008. Generally, these awards vest pro-rata over three years on the anniversary of the grant date. The terms of the awards do not provide for the acceleration of vesting upon retirement. The RSUs may be settled in cash or stock at the discretion of the Human Resources Subcommittee of the UAL Board of Directors. The Company’s intent is to settle the RSUs in cash; therefore, in accordance with SFAS No. 123R, the obligations related to these RSUs will be classified as liabilities on the Company’s Statement of Financial Position and will be remeasured each reporting period throughout the requisite service period.

(8) Income Taxes
For the three months ended March 31, 2009, UAL and United each recorded a $29 million tax benefit primarily due to impairment of indefinite-lived intangibles. In the three months ended March 31, 2008, UAL and United both recorded small income tax benefits despite large losses, because the tax benefits of UAL and United’s net operating losses were almost completely offset by a valuation allowance. For the three months ended March 31, 2009, UAL and United each had an effective tax rate of 7.3%. For the three months ended March 31, 2008, the recorded tax benefits were small relative to the Company’s losses; consequently, the Company’s effective tax rate was insignificant when compared to the 35% U.S. federal statutory rate.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, including the reversals of deferred tax liabilities during the periods in which those temporary differences will become deductible. The Company’s management assesses the realizability of its deferred tax assets, and records a valuation allowance for the deferred tax assets when it is more likely than not that a portion, or all of the deferred tax assets will not be realized. As a result, the Company has a valuation allowance against its deferred tax assets as of March 31, 2009 and December 31, 2008, to reflect management’s assessment regarding the realizability of those assets. The Company expects to continue to maintain a valuation allowance on deferred tax assets until there is sufficient positive evidence of future realization.
If reversed, the current valuation allowance of $2,978 million and $2,903 million for UAL and United, respectively, will be allocated to reduce income tax expense. As of December 31, 2008, UAL and United had a valuation allowance of $2,886 million (as adjusted) and $2,811 million (as adjusted), respectively. The valuation allowance as of December 31, 2008, as previously reported, was retrospectively adjusted for the adoption of APB 14-1, which is discussed in Note 2, “New Accounting Pronouncements.” The Company’s valuation allowance increased by $92 million in the first quarter of 2009 primarily due to an increase in net operating losses during the period.
As of March 31, 2009, UAL and United had a federal net operating loss (“NOL”) carry forward of approximately $7.2 billion, and a combined federal and state income tax NOL carry forward tax benefit of approximately $2.7 billion, which may be used to reduce taxes in future years. If not used, federal tax benefits of $1.0 billion expire in 2022, $0.4 billion expire in 2023, $0.5 billion expire in 2024, $0.4 billion expire in 2025, $20 million expire in 2026, $0.1 billion in 2028 and $0.1 billion in 2029. In addition, the state tax benefit of $174 million, if not used, expires over a five to twenty year period.
The Company’s ability to utilize these benefits may be impaired if the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code. To reduce the possibility of a potential adverse effect on the Company’s ability to utilize its NOL carry forward benefits, the Company’s certificate of incorporation contains a “5% Ownership Limitation,” applicable to all stockholders except the Pension Benefit Guaranty Corporation (“PBGC”). The 5% Ownership Limitation remains effective until February 1, 2011. Generally, the 5% limitation prohibits (i) the acquisition by a single stockholder of shares representing 5% or more of the common stock of UAL and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL’s common stock, unless prior written approval is granted by the UAL Board of Directors. At this time, the Company does not believe the limitations imposed by the Internal Revenue Code on the usage of the NOL carry forward and other tax attributes following an ownership change will have an effect on the Company. Therefore, the Company does not believe its exit from bankruptcy has had any material impact on the use of its remaining NOL carry forward and other tax attributes.
In addition to the deferred tax assets listed above, the Company had an $809 million unrecorded tax benefit at March 31, 2009 attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for UAL common stock issued to certain unsecured creditors and employees pursuant to the Plan of Reorganization. The Company is accounting for this unrecorded tax benefit by analogy to Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which requires recognition of the tax benefit to be deferred until it is realized as a reduction of taxes payable. If not realized, the unrecognized tax benefits of $161 million will expire in 2025, $489 million in 2026 and $159 million over a period from 2027 through 2050. UAL’s income tax returns for tax years after 2003 remain subject to examination by the Internal Revenue Service and state taxing jurisdictions. United is included in UAL’s consolidated income tax returns.

(9) Retirement and Postretirement Plans
UAL and United contribute to defined contribution plans on behalf of most of their employees, particularly within the U.S. Internationally, the Company maintains a number of small pension plans covering much of its local, non-U.S. workforce. The Company also provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees, which are reflected as “Other Benefits” in the tables below. The Company has reserved the right, subject to collective bargaining and other agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees. The $6 million curtailment gain is attributed to a reduction in future service for two of the Company’s postretirement plans due to reductions in workforce.
The Company’s net periodic benefit cost included the following components:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2009	2008	2009	2008
Service cost	$2	$2	$7	$8
Interest cost	2	3	29	30
Expected return on plan assets	(2)	(3)	(1)	(1)
Gain due to curtailment	—	—	(6)	—
Amortization of unrecognized gain and prior service cost	—	(1)	(5)	(4)

Net periodic benefit costs	$2	$1	$24	$33

(10) Segment Information
We manage our business by two reportable segments: Mainline and United Express. The table below includes segment information for UAL and United for the three month periods ended March 31, 2009 and 2008.
UAL segment information

	Three Months Ended
	March 31,
(In millions)	2009	2008
		(Adjusted)

Revenue:
Mainline	$3,032	$3,996
United Express	659	715

Total	$3,691	$4,711

Segment loss:
Mainline	$(280)	$(488)
United Express	(12)	(64)
Asset impairment and special items (a)	(119)	—
Less: equity earnings (b)	(1)	(2)

Consolidated loss before income taxes and equity in earnings of affiliates	$(412)	$(554)

United segment information

	Three Months Ended
	March 31,
(In millions)	2009	2008
		(Adjusted)

Revenue:
Mainline	$3,035	$3,996
United Express	659	715

Total	$3,694	$4,711

Segment loss:
Mainline	$(279)	$(488)
United Express	(12)	(64)
Asset impairment and special items (a)	(119)	—
Less: equity earnings (b)	(1)	(2)

Consolidated loss before income taxes and equity in earnings of affiliates	$(411)	$(554)

(a)	Asset impairment and special items are only applicable to the Mainline segment.

(b)	Equity earnings are part of the Mainline segment.

(11) Comprehensive Income (Loss)
For the three month periods ended March 31, 2009 and 2008, UAL’s total comprehensive loss was $384 million and $561 million (as adjusted), respectively. For the three month periods ended March 31, 2009 and 2008, United’s total comprehensive loss was $383 million and $560 million (as adjusted), respectively. Comprehensive loss in the 2009 and 2008 periods includes activity related to an interest rate swap that was terminated in 2007 and the amortization of deferred net periodic pension and other postretirement benefit gains that were recorded as a component of accumulated other comprehensive income and changes in the fair value of the Company’s available-for-sale EETC investments. See Note 2, “New Accounting Pronouncements,” for a discussion of the adjustments made to the 2008 amounts.
(12) Fair Value Measurements and Derivative Instruments
Fair Value Information. Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant	Total
		for	Observable	Unobservable	Gains/
		Identical Assets	Inputs	Inputs	(Losses)
(In millions)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Level 3) (a)
Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Financial assets:
EETC available-for-sale securities	$42	$—	$—	$42	$(2)
Fuel derivative instruments	3	—	3	—	—

Total financial assets	$45	$—	$3	$42	$(2)

Financial liabilities:
Current fuel derivative instruments	$(477)	$—	$(477)
Noncurrent fuel derivative instruments	(7)	—	(7)
Fuel derivative instrument payables (b)	(97)	—	(97)

Total financial liabilities	$(581)	$—	$(581)

(a)	During the three months ended March 31, 2009, changes in the fair value of Level 3 EETC securities are classified within “Accumulated other comprehensive income” in the Company’s financial statements.

(b)	Fuel derivative instrument payables, which are classified as other current liabilities, represent pending settlements of contract premiums and expired contracts.

Level 3 Financial Assets and Liabilities

Three Months Ended
March 31, 2009
Available-for-Sale
(In millions)	Securities
Balance at beginning of period	$46
Unrealized gains (losses) relating to instruments held at reporting date	(2)
Return of principal	(2)

Balance at end of period	$42

The Company considered counterparty credit risk in determining the fair value of the financial instruments shown in the table above. Credit risk did not have a significant impact on the fair values of fuel derivatives for which counterparty credit risk does not exist at March 31, 2009. However, the Company was required to post $570 million of cash collateral with certain of its fuel derivative counterparties at March 31, 2009. The current portion of the collateral, $564 million, is classified as “Fuel hedge collateral deposits” and the noncurrent portion is classified as “Other assets” in the accompanying Condensed Statements of Consolidated Financial Position (Unaudited). The Company routinely reviews the credit risk associated with its counterparties and believes its collateral is fully recoverable from its counterparties as of March 31, 2009. Based on the fair value of the Company’s fuel derivative instruments, our counterparties may require the Company to post additional amounts of collateral when the price of the underlying commodity decreases and lesser amounts when the price of the underlying commodity increases.
The table below presents disclosures about the fair value of nonfinancial assets and nonfinancial liabilities recognized in the Company’s Condensed Statements of Consolidated Financial Position (Unaudited).

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets	Significant Other	Significant	Total
		for	Observable	Unobservable	Gains/
		Identical Assets	Inputs	Inputs	(Losses)
(In millions)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Level 3)
Nonfinancial Assets Measured at Fair Value on a Recurring Basis:
Tradenames	$460	$—	$—	$460	$(110)
The Company estimated the fair value of its tradenames using a discounted cash flow model. The key inputs to the discounted cash flow model were the Company’s historical and estimated future revenues, an assumed royalty rate, and discount rate among others. While certain of these inputs are observable, significant judgment was required to select certain inputs from observed market data. The decrease in fair value of the tradename was due to lower estimated revenues resulting from the weak economic environment and the Company’s capacity reductions, among other factors. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, certain of the Company’s tradenames with a carrying amount of $570 million were written down to their fair value of $460 million, resulting in an impairment charge of $110 million, which was included in earnings for the period. See Note 15, “Asset Impairments and Special Items,” for additional information related to conditions which triggered the first quarter of 2009 asset impairments.
Derivative Instruments
Aircraft Fuel Hedges. The Company has a risk management strategy to hedge a portion of its price risk related to projected jet fuel requirements. Jet fuel is one of the Company’s most significant operating expenses. Jet fuel is a commodity with significant price volatility. Prices fluctuate based on market expectations of supply and demand. Increases in fuel prices may adversely impact the Company’s financial performance, operating cash flows and financial position as greater amounts of cash may be required to obtain jet fuel for operations. The Company does not enter into derivative instruments for non-risk management purposes.
The Company does not account for its hedges as cash flow or fair value hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Therefore, realized and unrealized derivative gains (losses) from economic hedges are included in fuel expense while gains (losses) from other hedges are recorded in nonoperating income (expense).

The following table presents the fuel hedge gains (losses) recognized during the periods presented and their classification in the Condensed Statements of Consolidated Operations (Unaudited).

			Nonoperating
	Mainline Fuel		Income (Expense)		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(In millions)	2009	2008	2009	2008	2009	2008
Fuel hedges (a):
Cash net gain (loss) on settled contracts	$(242)	$12	$(81)	$—	$(323)	$12
Non-cash net mark-to-market gain (loss)	191	30	72	—	263	30

Total	$(51)	$42	$(9)	$—	$(60)	$42

(a)	Fuel hedge gains (losses) are not allocated to Regional affiliate’s expense.
The Company records either a net derivative asset or a net derivative liability in its Condensed Statements of Consolidated Financial Position (Unaudited) for its net position with each of its counterparties. The table below presents the gross fair value amounts of assets and liabilities as of March 31, 2009 based on those derivative instruments which are in asset positions and liability positions. SFAS 161 was applied prospectively; therefore, the December 31, 2008 amounts are not presented.

	Asset Derivatives		Liability Derivatives
	Balance Sheet	March 31,	March 31,
(In millions)	Location	2009	2009
Derivatives not designated as hedging instruments under Statement 133:
Fuel contracts due within one year	Fuel derivative
	instruments	$51	$528

Fuel contracts due within one year	Receivables	3	—

Fuel contracts due after one year	Other Liabilities	—	7

Foreign exchange contracts	Receivables	—	—

Total derivatives		$54	$535

The Company enters into master netting agreements with its derivative counterparties. The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. As of March 31, 2009, the Company had a net derivative asset of $3 million with one of its derivative counterparties; therefore, this amount represents the potential credit-risk loss if this counterparty failed to perform. The Company had a net derivative payable with its remaining counterparties at March 31, 2009. The Company reviews the credit risk associated with its derivative counterparties and may require collateral from its counterparties in the event the Company has a significant net derivative asset with the counterparties.
The Company periodically enters into derivative contracts to mitigate the adverse financial impacts of potential increases in the price of jet fuel. As presented in the table below, the Company utilizes various types of hedging instruments including purchased calls, collars, 3-way collars and 4-way collars. A collar involves the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. In 2008, the Company entered into fuel hedge derivative instruments that had twice the amount of sold put volume as the amount of purchased call volume. Certain of these instruments remain outstanding as of March 31, 2009, as summarized in the table below.

			Barrels hedged (in 000s)				Weighted-average price per barrel
	Percentage of
	Projected
	Fuel						Payment	Payment	Hedge		Hedge
	Requirements		Purchased	Sold	Purchased	Sold	Obligation	Obligation	Protection		Protection
	Hedged (a)		Puts	Puts	Calls	Calls	Ends	Begins	Begins		Ends
	%						$	$	$		$
Second Quarter 2009:
Calls	21		—	—	3,075	—	NA	NA	72(	b)	NA
Collars	8	(9)	—	1,350	1,125	—	NA	113	125		NA
3-way collars	21	(27)	—	3,900	3,150	3,150	NA	103	118		146
4-way collars	2		225	225	225	225	63	78	95		135

Total	52		225	5,475	7,575	3,375

Purchased puts	7		1,050	—	—	—	53	NA	NA		NA

Last Nine Months of 2009:
Calls	14		—	—	6,225	—	NA	NA	68(	c)	NA
Collars	3	(5)	—	2,025	1,500	—	NA	113	127		NA
3-way collars	16	(19)	—	8,400	6,825	6,825	NA	101	117		149
4-way collars	2		675	675	675	675	63	78	95		135

Total	35		675	11,100	15,225	7,500

Purchased puts	11		4,575	—	—	—	51	NA	NA		NA

(a)	Percent of expected consumption represents the notional amount of the purchased calls in the hedge structures. Certain 3-way collars and collars included in the table above have sold puts with twice the notional amount of the purchased calls. The percentages in parentheses represent the notional amount of sold puts in these hedge structures.

(b)	Call position average includes the following two groupings of positions: 13% of consumption with protection beginning at $52 per barrel and 8% of consumption beginning at $106 per barrel.

(c)	Call position average includes the following two groupings of positions: 10% of consumption with protection beginning at $54 per barrel and 4% of consumption beginning at $106 per barrel.

Foreign Exchange. The Company generates revenues and incurs expenses in numerous foreign currencies. Such expenses include fuel, aircraft leases, commissions, catering, personnel expense, advertising and distribution costs, customer service expense and aircraft maintenance. Changes in foreign currency exchange rates impact the Company’s results of operations and cash flows through changes in the dollar value of foreign currency-denominated operating revenues and expenses. When management believes risk reduction can be effectively achieved, the Company may use foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates. The Company does not enter into foreign currency derivative contracts for purposes other than risk management. The Company did not have any outstanding foreign currency derivatives as of March 31, 2009. During the three months ended March 31, 2009, the Company realized gains of $2 million, compared to a total realized and unrealized loss of $8 million in the three month period ended March 31, 2008. These foreign currency derivative gains and losses are classified in nonoperating expense in the Company’s Statement of Consolidated Operations (Unaudited). None of the Company’s foreign exchange contracts were designated as hedging instruments under FAS 133.
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
Bankruptcy Matters. The Company’s SFO municipal bond litigation was resolved in the first quarter of 2009 and its LAX municipal bond litigation remains unresolved as of March 31, 2009. See Note 4, “Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code,” for a discussion of these matters.
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
Commitments. At March 31, 2009, future commitments for the purchase of property and equipment, principally aircraft, include approximately $0.5 billion of binding commitments and $2.3 billion of nonbinding commitments. The nonbinding commitments of $2.3 billion are related to 42 A319 and A320 aircraft. These orders may be cancelled which would result in the forfeiture of $91 million of advance payments provided to the manufacturer. The Company also reached an agreement with the engine manufacturer eliminating all provisions pertaining to firm commitments and support for future Airbus aircraft. While this permits future negotiations on engine pricing with any engine manufacturer, restructured aircraft manufacturer commitments have assumed that aircraft will be delivered with installed engines at list price. During the second quarter of 2008, the Company recorded an impairment charge to decrease the carrying value of the advance deposits and associated capitalized interest to zero in the Company’s Condensed Statements of Consolidated Financial Position (Unaudited) based on the Company’s belief that it is highly unlikely that it will take future delivery of these aircraft. These aircraft purchase orders are still included in the Company’s total nonbinding commitment amount, as the Company has not formally terminated the orders. In addition, the Company has capital commitments related to its international premium travel experience product enhancement program. As of March 31, 2009, the Company’s commitments would require the payment of approximately $225 million in the last nine months of 2009, $0.7 billion for the combined years of 2010 and 2011, $1.3 billion for the combined years of 2012 and 2013 and $0.6 billion thereafter. In April 2009, the Company entered into a purchase commitment with an information technology supplier to purchase $234 million of hardware, software, and professional services over a seven-year period.
Municipal Bond Guarantee. The Company has guaranteed interest and principal payments on $270 million of the Denver International Airport bonds, which were originally issued in 1992, but were subsequently redeemed and reissued in 2007 and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The outstanding bonds and related guarantee are not recorded in the Company’s Statements of Consolidated Financial Position at March 31, 2009 or December 31, 2008. The related lease agreement is recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the lease term.

(14) Debt Obligations and Other Financing Transactions
As of March 31, 2009 and December 31, 2008, assets with a net carrying value of $8.0 billion and $7.9 billion, respectively, principally aircraft and engines, route authorities and Mileage Plus intangible assets were pledged under various loan and other agreements.
Amended Credit Facility and Letters of Credit
The Company has a $255 million revolving loan commitment available under Tranche A of its credit facility. The Company used $254 million of the Tranche A commitment capacity for letters of credit at both March 31, 2009 and December 31, 2008. In addition, under a separate agreement, the Company had $27 million of letters of credit issued as of March 31, 2009 and December 31, 2008.
New Financing Arrangements
In March 2009, the Company entered into a $134 million term loan agreement. This agreement requires quarterly interest and principal payments with the remaining principal balance due at the end of the five year term. The applicable interest rate is variable. The loan is callable 42 months after its issuance and is secured by certain of the Company’s spare engines. The agreement also cross-collateralizes the Company’s other obligations with this lender.
In January 2009, the Company completed a $94 million sale-leaseback agreement for nine aircraft. The leaseback agreement, which has a one-year term, a single one-year renewal option, and a bargain purchase option, was accounted for as a capital lease. This transaction resulted in an approximately $94 million non-cash increase to capital lease assets and capital lease obligations. Additionally, capital lease assets increased by approximately $84 million for the deferred loss on the sale.
In January 2009, the Company amended its lease of the Chicago O’Hare International Airport cargo facility. This amendment resulted in proceeds to the Company of approximately $160 million in return for the Company’s agreement to vacate its currently leased cargo facility earlier than the lease expiration date in order for the airport authority to continue with its long-term airport modernization plan. The Company currently has not determined its future cargo plans, as the Company is not required to vacate its current facility until approximately mid-2011. The Company accounted for this relocation payment as a lease incentive and has recorded a deferred credit of $160 million as of March 31, 2009. Future accounting recognition of this deferred credit will be impacted by the Company’s future cargo plans. As of December 31, 2008, the Company had leasehold improvements in its current cargo facility of approximately $38 million. The Company will ratably accelerate the amortization of these assets so that they are fully amortized by the Company’s required relocation date in mid-2011.
Credit Card Processing Agreements
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
As further described in the 2008 Annual Report, the Company’s agreements with Paymentech and JPMorgan Chase Bank and with American Express require the Company to provide cash reserves approximately three weeks following the end of each month if the Company’s unrestricted cash, cash equivalents and short-term investments at month-end was below certain levels. The Company amended its agreement with Paymentech and JPMorgan Chase Bank to provide non-cash collateral in lieu of cash reserves, effective through January 19, 2010, unless terminated earlier by the Company.
Under the American Express agreement, in addition to certain other risk protections provided to American Express, the Company will be required to provide reserves if its unrestricted cash balance (as defined in the agreement) falls below $2.4 billion. In the near term, the Company is not required to post reserves under the American Express agreement as long as its unrestricted cash balance at month-end was equal to or above $2.0 billion; additionally, under certain circumstances, the Company also has the ability to provide non-cash collateral in lieu of cash collateral.

(15) Asset Impairments and Special Items
Impairment Testing. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of February 28, 2009 the Company performed an interim impairment test of all indefinite-lived intangible assets and certain of its definite-lived intangible assets due to events and changes in circumstances during the first quarter of 2009 that indicated an impairment might have occurred. In addition, the Company tested its aircraft for impairment during the first quarter of 2009.
The primary factor deemed by management to have constituted a potential impairment triggering event was a significant decline in unit revenues experienced in the first quarter of 2009.
Indefinite-lived intangible assets tested for impairment included tradenames, international route authorities, London-Heathrow slots and code sharing agreements. The Company utilized appropriate valuation techniques to separately estimate the fair values of all of its indefinite-lived intangible assets as of February 28, 2009, and compared those estimates to related carrying values. The methods used to test these assets were primarily income methodologies, which were based on estimated future cash flows, except for the valuation of the London-Heathrow slots, for which fair value was estimated using the market approach. The only impairment of indefinite-lived intangible assets was related to the carrying value of United’s tradenames. During the first quarter of 2009, the Company recorded an asset impairment charge of $110 million to decrease the carrying value of its tradenames to its lower fair value.
For purposes of testing impairment of certain definite-lived intangible assets at February 28, 2009, the Company determined whether the carrying amounts of its long-lived assets were recoverable by comparing their carrying amount to the sum of the undiscounted cash flows attributable to their use. The Company determined that the carrying value of its definite lived intangible assets was fully recoverable based on this testing.
For purposes of testing impairment of aircraft, the Company compared the carrying amount of each aircraft fleet type to its estimated future undiscounted cash flows attributable to the fleet type. For all but two fleet types, the Company determined that the fleet types were not impaired as estimated cash flows exceeded carrying value. For the two fleet types which had estimated undiscounted cash flows less than carrying value, the Company estimated the fair value of these fleet types and determined that the aircraft were not impaired as the estimated fair value exceeded the carrying value. The fair value of these two fleet types was estimated using a market approach.
Due to extreme fuel price volatility, tight credit markets, the depressed value of UAL’s market capitalization and its debt securities, the uncertain economic environment, as well as other uncertainties, the Company can provide no assurance that a material impairment charge will not occur in a future period. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.
Special items. Special items included charges of $9 million during the three months ended March 31, 2009, related to the Company’s operational plans as discussed in Note 3, “Company Operational Plans.”

(16) Related Party Transactions
UAL contributed cash of $62 million to United from the proceeds that UAL generated from the issuance of UAL common stock, as discussed in Note 5, “Common Stockholders’ Deficit.”
(17) Subsequent Events
Effective April 1, 2009, the Company granted a total of approximately 2.4 million options and 1.8 million restricted stock units to certain of its management employees as further discussed in Note 7, “Share-Based Compensation Plans.”
As discussed in Note 13, “Commitments, Contingent Liabilities and Uncertainties,” the Company entered into a seven-year, $234 million information technology purchase commitment in April 2009.
All of United’s domestic labor contracts become amendable on or about January 1, 2010. Consistent with its contractual commitments, United served “Section 6” notices to all six of its unions during April 2009 to commence the collective bargaining process. Negotiations with each union will begin during the second quarter of 2009. The outcome of these negotiations may materially impact the Company’s future financial results; however, it is too early in the process to assess the timing or magnitude of the impact at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
United is one of the largest passenger airlines in the world. The Company offers approximately 3,100 flights a day to more than 200 destinations through its Mainline and United Express services, based on its flight schedule from April 2009 to April 2010. United offers approximately 1,200 average daily Mainline departures to approximately 120 destinations in 27 countries and two U.S. territories. United provides regional service, connecting primarily via United’s domestic hubs, through marketing relationships with United Express carriers, which provide more than 1,900 average daily departures to more than 150 destinations. United serves virtually every major market around the world, either directly or through its participation in the Star Alliance®, the world’s largest airline network.
This Quarterly Report on Form 10-Q is a combined report of UAL and United. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL’s assets, liabilities and operating cash flows. Therefore, the following qualitative discussion is applicable to both UAL and United, unless otherwise noted. Any significant differences between UAL and United results are separately disclosed and explained. United meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format allowed under that General Instruction.
Company Operational Plans. In 2008, the Company began implementing certain operational plans to address significant unfavorable fuel price volatility, industry over-capacity and a weak economic environment. The Company is reducing capacity and permanently removing 100 aircraft from its mainline fleet, including its entire B737 fleet and six B747 aircraft, by the end of 2009. In connection with the capacity reductions discussed above, the Company is further streamlining its operations and corporate functions in order to match the size of its workforce to the size of its operations. The Company anticipates these efforts will result in a cumulative reduction in workforce of approximately 9,000 by the end of 2009. The workforce reduction will occur through a combination of furloughs and furlough-mitigation programs, such as early-out options.
Recent Developments.
•	The Company is taking appropriate actions to respond to the current economic environment as indicated by its significant capacity reductions. However, consolidated passenger revenue per available seat mile (“ASM”) was down 11% in the first quarter of 2009 as compared to the year-ago period as a result of the weak economy.
•	During the first quarter of 2009, the Company maintained its momentum on cost control with a mainline unit cost per available seat mile decrease of 13.1% compared to the first quarter of 2008, reflecting the impact of lower fuel prices year-over-year and the Company’s cost savings initiatives.
•	The Company’s consolidated fuel expense decreased $890 million, or 48%, year-over-year, including hedge impacts.
•	The Company raised approximately $500 million in new liquidity in the first quarter of 2009 through various activities, including aircraft and engine financings, airport facility relocations, equity issuances and asset sales. The Company had an unrestricted cash balance of $2.46 billion as of March 31, 2009.
•	As part of the Company’s cash conservation efforts, its non-aircraft capital expenditure plan has been reduced from $450 million to $350 million for the full year 2009, with approximately $79 million of capital spending in the first quarter of 2009.
•	United achieved a No. 1 ranking in on-time performance among the five major U.S. network carriers for the first quarter of 2009, with 80.5% of flights arriving within 14 minutes of scheduled arrival time. The Company paid $265 in on-time incentive payments to each of more than 40,000 front-line employees during the quarter under its new on-time incentive program. The Company’s first quarter on-time ranking improved from fourth place last year to first place this year.

Continental Alliance. In April 2009, the U.S. Department of Transportation (“DOT”) informed the Company that the DOT had tentatively approved Continental Airlines’ application to join the antitrust-immunized alliance of United and eight other Star Alliance member airlines. The DOT also tentatively approved United and Continental’s request to form a trans-Atlantic alliance including Lufthansa and Air Canada. The alliance will enable United, Continental and the other Star Alliance members to offer travelers greater choice, lower fares and improved access to the combined carriers’ route networks. Final approval of the application will also enable the carriers to establish more efficient and comprehensive global networks, helping to level the competitive playing field in our industry.
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
The table below highlights significant changes in the Company’s results in the three months ended March 31, 2009 as compared to the year-ago period. Capacity reductions and the weak economic environment significantly reduced operating revenues in 2009 as compared to 2008. This negative impact was offset by lower fuel cost, which was due to a decrease in market prices for fuel and lower consumption resulting from capacity reductions, and lower non-fuel expenses due to cost savings programs and capacity reductions. The table below highlights that the Company, through its past and on-going cost reduction initiatives, was able to effectively manage costs in non-fuel and other areas.

	Three Months Ended		Favorable/(unfavorable)
	March 31,		$	%
(In millions)	2009	2008	Change	Change
		(Adjusted (a))
UAL Information
Total revenues	$3,691	$4,711	$(1,020)	(21.7)
Mainline fuel purchase cost	748	1,617	869	53.7
Operating non-cash fuel hedge gain (b)	(191)	(30)	161	NM
Operating cash fuel hedge (gain) loss (b)	242	(12)	(254)	NM
Regional affiliate fuel expense (c)	164	278	114	41.0
Asset impairment and special items	119	—	(119)	—
Severance and other charges (see below)	(15)	6	21	—
Other operating expenses	2,906	3,293	387	11.8
Nonoperating non-cash fuel hedge gain (b)	(72)	—	72	—
Nonoperating cash fuel hedge loss (b)	81	—	(81)	—
Other nonoperating expense (d)	120	111	(9)	(8.1)
Income tax expense (benefit)	(29)	(3)	26	NM

Net income (loss)	$(382)	$(549)	$167	30.4
United net income (loss)	$(381)	$(548)	$167	30.5

(a)	As discussed in Note 2, “New Accounting Pronouncements,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited), certain amounts have been adjusted from the Company’s historical results due to the adoption of FSP APB 14-1.

(b)	See the table below for additional information related to fuel hedge adjustments.

(c)	Regional affiliates’ fuel expense is classified as part of Regional Affiliates expense in the Company’s Condensed Statements of Consolidated Operations (Unaudited).

(d)	Includes equity in earnings of affiliates.

Additional details related to the variances above include:

	Three Months Ended
	March 31,
(In millions)	2009	2008	Income statement classification
Lease termination	$9	$—
Impairment of tradename	110	—

Asset impairment and special items	119	—	Asset impairment and special items

Severance	(5)	—	Salaries and related costs
Employee benefit obligation adjustment	(32)	6	Salaries and related costs
Accelerated depreciation related to aircraft groundings	22	—	Depreciation and amortization

Severance and other charges	(15)	6

Total asset impairments, special items and other charges	104	6

Net operating non-cash fuel hedge gain	(191)	(30)	Aircraft fuel
Net nonoperating non-cash fuel hedge gain	(72)	—	Miscellaneous, net

Total non-cash fuel hedge gain	(263)	(30)

Income tax expense (benefit) on impairments and other charges	(38)	—	Income tax expense (benefit)

Impairments and other charges (net of tax) and non-cash fuel hedge gains	(197)	(24)

Liquidity. The following table provides a summary of UAL’s cash position at March 31, 2009 and December 31, 2008 and net cash provided (used) by operating, financing and investing activities for the three months ended March 31, 2009 and 2008.

	As of	As of
	March 31,	December 31,
(In millions)	2009	2008
Cash and cash equivalents	$2,457	$2,039
Restricted cash	255	272

Total cash	$2,712	$2,311

	Three Months Ended
	March 31,
	2009	2008
Net cash provided (used) by operating activities	$426	$(80)
Net cash provided by investing activities	65	1,725
Net cash used by financing activities	(73)	(466)
UAL’s variation in cash flows from operations in the 2009 period as compared to the prior year was relatively consistent with its results of operations, as further described below under Results of Operations. Lower cash expenditures for fuel purchases were offset by lower cash receipts from the sale of air and cargo transportation in 2009 as compared to the 2008 period. In 2009, the Company received $160 million related to the future relocation of its O’Hare cargo operations. This cash receipt was classified as an operating cash inflow. The Company also received $35 million from Los Angeles International Airport as part of an agreement to vacate certain facilities. Decreases in the Company’s fuel hedge collateral requirements also provided operating cash of approximately $400 million in the three months ended March 31, 2009. This benefit was offset by approximately $300 million of cash paid to counterparties for fuel derivative contracts that settled in the first quarter of 2009. Cash provided by investing activities was significantly greater in the year-ago period due to the replacement of short-term investments at December 31, 2007 with cash and cash equivalents in 2008. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding collateral requirements.
The Company expects its cash flows from operations and its available capital to be sufficient to meet its operating expenses, lease obligations and debt service requirements for the near term; however, the Company’s future liquidity could be impacted by increases or decreases in fuel prices, inability to adequately increase revenues to offset high fuel prices, failure to meet future debt covenants and other factors. See the Liquidity and Capital Resources and Item 3. Quantitative and Qualitative Disclosures about Market Risk, below, for a discussion of these factors and the Company’s significant operating, investing and financing cash flows.

Capital Commitments. At March 31, 2009, future commitments for the purchase of property and equipment, principally aircraft, include approximately $0.5 billion of binding commitments and $2.3 billion of nonbinding commitments. The nonbinding commitments of $2.3 billion are related to 42 A319 and A320 aircraft. These orders may be cancelled which would result in the forfeiture of $91 million of advance payments provided to the manufacturer. United believes it is highly unlikely that it will take delivery of these aircraft in the future, and therefore believes it will be required to forfeit its $91 million of advance delivery deposits. Based on this determination, the Company recorded an impairment charge in the second quarter of 2008 to decrease the value of the deposits and related capitalized interest of $14 million to zero in the Company’s Condensed Consolidated Statements of Financial Position (Unaudited). In addition, the Company’s capital commitments include commitments related to its international premium travel experience product enhancement program. For further details, see Note 13, “Commitments, Contingent Liabilities and Uncertainties,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).
Contingencies. During the course of the Company’s Chapter 11 proceedings, we successfully reached settlements with most of our creditors and resolved most pending claims against the Debtors. The following discussion provides an overview of the status of unresolved bankruptcy matters as well as other contingencies. For further details on these matters, including LAX municipal bond litigation, see Note 4, “Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code—Bankruptcy Considerations” and Note 13, “Commitments, Contingent Liabilities and Uncertainties” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).
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

See Note 13, “Commitments, Contingent Liabilities and Uncertainties,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion of the above contingencies.
Results of Operations
United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. Therefore, the following discussion is applicable to both UAL and United, unless otherwise noted. There were no significant differences between UAL and United results in the three months ended March 31, 2009 or 2008.
As highlighted in the summary of results table in the Overview section above, UAL’s net loss for the three months ended March 31, 2009 was $382 million as compared to a net loss $549 million in the year-ago period. The most significant changes were fuel expense, including related fuel hedge impacts, and lower revenues due to capacity reductions and the weak economic environment.
Operating Revenues. The table below illustrates the year-over-year percentage change in UAL and United operating revenues.

	Three Months Ended
	March 31,		$	%
(In millions)	2009	2008	Change	Change
Passenger—United Airlines	$2,701	$3,545	(844)	(23.8)
Passenger—Regional Affiliates	659	715	(56)	(7.8)
Cargo	124	218	(94)	(43.1)
Other operating revenues	207	233	(26)	(11.2)

UAL total	$3,691	$4,711	(1,020)	(21.7)

United total	$3,694	$4,711	(1,017)	(21.6)

The table below presents selected UAL and United passenger revenues and operating data from our mainline segment, broken out by geographic region and from our United Express segment, expressed as first quarter period-to-period changes.

											United
	Domestic		Pacific		Atlantic		Latin		Mainline		Express		Consolidated
Increase (decrease) from 2008:
Passenger revenues (in millions)	$(446)		$(233)		$(113)		$(52)		$(844)		$(56)		$(900)
Passenger revenues	(21.6)%		(30.1)%		(20.6)%		(33.0)%		(23.8)%		(7.8)%		(21.1)%
Available seat miles (“ASMs”) (a)	(12.8)%		(16.5)%		(8.3)%		(16.7)%		(13.1)%		5.2%		(11.3)%
Revenue passenger miles (“RPMs”) (b)	(12.2)%		(21.8)%		(13.7)%		(21.1)%		(15.1)%		4.5%		(13.2)%
Passenger revenues per ASM (“PRASM”)	(10.1)%		(16.3)%		(13.4)%		(19.6)%		(12.3)%		(12.4)%		(11.1)%
Yield (c)	(14.3)%		(4.6)%		(3.6)%		(9.0)%		(10.4)%		(11.8)%		(9.2)%
Passenger load factor (points) (d)	0.6	pts.	(5.0	)pts.	(4.4	)pts.	(4.2	)pts.	(1.7	)pts.	(0.5	)pts.	(1.7	)pts.

a)	ASMs are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

b)	RPMs are the number of scheduled miles flown by revenue passengers.

c)	Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs. Yields for geographic regions exclude charter revenue and RPMs.

d)	Passenger load factor is derived by dividing RPMs by ASMs.
As with the rest of the airline industry, the decline in PRASM was driven by a precipitous decline in worldwide travel demand as a result of the global recession. Two factors had a distinct impact on United’s first quarter revenue.
First, network composition played a role in overall unit revenue decline. Conditions in individual markets such as China, Australia, London and others, where unit revenues have dropped significantly year over year, have had a disproportionate impact on United’s results given the historic relative contribution of these markets.

Second, while demand has declined across all geographic regions, premium and business demand has declined more significantly than leisure demand. United’s business model is strongly aligned to serve these travelers, both internationally and domestically. The decrease in trips taken by business travelers, and the buy-down from premium class to economy class has caused a significant negative impact on our results of operations.
In light of the current poor economic environment, these two factors — network composition and decline of premium and business demand — could have a negative impact on our future results of operations.
In the first quarter of 2009, revenues for both Mainline and United Express were negatively impacted by yield decreases of 10% and 12%, respectively, as compared to the first quarter of 2008. The yield decreases are due to the weak economic environment in 2009 due to the economic factors discussed above. Mainline revenues were also negatively impacted by lower RPMs, which was largely driven by the Company’s capacity reduction plans and by the weak economy. Partially offsetting United Express’ decrease in yield was a 5% increase in RPMs driven by a 5% increase in capacity. United Express capacity increased as some of the mainline capacity reductions were replaced with United Express capacity. The 2008 period included higher revenues largely due to fare increases, including fuel surcharges, some of which have since been rescinded due to the weak economy.
Cargo revenues declined by $94 million, or 43%, in the first quarter of 2009 as compared to 2008, due to four key factors. First, United took significant industry leading steps to rationalize its capacity, with reduced international flying affecting a number of key cargo markets including Los Angeles-Hong Kong, Los Angeles-Frankfurt, San Francisco-Frankfurt, San Francisco-Taipei, San Francisco-Nagoya, Chicago-Tokyo and Chicago-London. Second, as noted by recent industry statistical releases, virtually all carriers in the industry, including United, have been sharply impacted by reduced air freight and mail volumes (down roughly 23% globally) driven by recessionary demand, with the resulting oversupply of cargo capacity putting pressure on industry pricing in nearly all markets. Additionally, some of the largest industry demand reductions occurred in the Pacific cargo market, where United has a greater exposure as compared to the Atlantic, Latin or domestic air cargo markets. Finally, cargo revenues have been reduced as a result of lower fuel surcharges.
Operating Expenses. As discussed in Operating Revenues above, the Company increased (decreased) mainline and United Express capacity by (13%) and 5%, respectively, in the first quarter of 2009 as compared to the year-ago period. The mainline capacity reductions had a significant favorable impact on certain of the Company’s mainline operating expenses as further described below. The table below includes data related to UAL and United operating expenses. Significant fluctuations are discussed below.

	Three Months Ended
	March 31,		$	%
(In millions)	2009	2008	Change	Change
Salaries and related costs	$921	$1,046	$(125)	(12.0)
Aircraft fuel	799	1,575	(776)	(49.3)
Regional affiliates	671	779	(108)	(13.9)
Purchased services	287	349	(62)	(17.8)
Depreciation and amortization	233	220	13	5.9
Aircraft maintenance materials and outside repairs	225	317	(92)	(29.0)
Landing fees and other rent	221	230	(9)	(3.9)
Distribution expenses	118	184	(66)	(35.9)
Aircraft rent	88	99	(11)	(11.1)
Cost of third party sales	53	64	(11)	(17.2)
Asset impairments and special items	119	—	119	—
Other operating expenses	238	289	(51)	(17.6)

UAL total	$3,973	$5,152	$(1,179)	(22.9)

United total	$3,975	$5,152	$(1,177)	(22.8)

The decrease in aircraft fuel expense and regional affiliates expense was primarily attributable to decreased market prices for jet fuel as highlighted in the table below, which presents the significant changes in Mainline and Regional Affiliate aircraft fuel cost per gallon in the three months ended March 31, 2009 as compared to the year-ago period. Lower mainline fuel consumption due to the capacity reductions also benefited mainline fuel expense in the first quarter of 2009 as compared to the year-ago period. See Note 12, “Fair Value Measurements and Derivative Instruments,” for additional details regarding gains (losses) from settled and open positions and unrealized gains and losses at the end of the period. Derivative gains (losses) are not allocated to Regional affiliate fuel expense.

	$			Average price per gallon (in cents)
	Three Months Ended March 31,
			%			%
(In millions, except per gallon)	2009	2008	Change	2009	2008	Change
Mainline fuel purchase cost	$748	$1,617	(53.7)	159.1	290.8	(45.3)
Non-cash fuel hedge (gains) losses in mainline fuel	(191)	(30)	NM	(40.6)	(5.4)	NM
Cash fuel hedge (gains) losses in mainline fuel	242	(12)	—	51.5	(2.1)	—

Total mainline fuel expense	799	1,575	(49.3)	170.0	283.3	(40.0)
Regional affiliates fuel expense (a)	164	278	(41.0)	178.3	302.2	(41.0)

UAL system operating fuel expense	$963	$1,853	(48.0)	171.4	286.0	(40.1)

Nonoperating non-cash fuel hedge (gains)losses	(72)	—	—
Nonoperating cash fuel hedge (gains) losses	81	—	—

Mainline fuel consumption (gallons)	470	556	(15.5)
Regional affiliates fuel consumption (gallons)	92	92	—

Total fuel consumption (gallons)	562	648	(13.3)

(a)	Regional affiliate fuel costs are classified as part of Regional affiliate expense.
Salaries and related costs decreased $125 million, or 12%, in the first quarter of 2009 as compared to the year-ago period. The decrease was primarily due to the Company’s reduced workforce in 2009 compared to 2008. The Company had approximately 53,000 average full-time equivalent employees as of March 31, 2008 as compared to 45,000 average full-time equivalent employees as of March 31, 2009. A $5 million decrease in the severance accrual related to the Company’s operational plans and a $32 million benefit due to changes in employee benefits accruals also contributed to the year-over-year benefit in salaries and wages. Partially offsetting these benefits were the unfavorable impacts of average wage and benefit cost increases, which were awarded to employees after the three month period ended March 31, 2008, and a $13 million increase in expense in 2009 due to on-time performance bonuses.
Regional affiliates expense decreased $108 million, or 14%, during the first quarter of 2009 as compared to the same period last year, primarily due to a $114 million decrease in regional affiliates fuel cost, which was due to a higher average price per gallon of regional affiliates jet fuel in 2008 as presented in the fuel table above. The regional affiliates operating loss was $12 million in the 2009 period, as compared to a loss of $64 million in the 2008 period. Regional affiliates operating results improved slightly on a year-over-year basis as the benefits of increased traffic and lower fuel cost offset the yield decrease.
Purchased services decreased $62 million, or 18%, in the first quarter of 2009 as compared to the year-ago period primarily due to the Company’s operating cost savings programs and lower variable costs associated with lower mainline capacity.
Depreciation expense increased $13 million, or 6%, primarily due to accelerated depreciation of $22 million related to aircraft groundings. The impact of accelerated depreciation was partially offset by decreased depreciation on the Company’s operating assets.
During the first quarter of 2009, aircraft maintenance materials and outside repairs decreased by $92 million, or 29%, as compared to the prior year period primarily due to a lower volume of engine and airframe maintenance expense as a result of the Company’s planned early retirement of 100 aircraft from its operating fleet and the timing of maintenance on other fleet types.
Distribution expenses decreased $66 million, or 36%, in the first quarter of 2009 primarily due to lower passenger revenues on lower capacity driving reductions in commissions, credit card fees and global distribution services (“GDS”) fees over those in the prior year. The Company has implemented several operating cost savings programs for both commissions and GDS fees which are producing realized savings in the current year.

In the first quarter of 2009, the Company recorded $9 million of special items related to aircraft lease terminations and aircraft rent. In addition, the Company recorded a $110 million intangible asset impairment to decrease the value of United tradenames. A significant factor in the lower fair value was a decrease in estimated future revenues due to the weak economic environment and the Company’s capacity reductions, among other factors. See Note 15, “Asset Impairments and Special Items” and Note 12, “Fair Value Measurements and Derivative Instruments,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information.
In the first quarter of 2009, other operating expenses decreased by $51 million, or 18%, as compared to the 2008 period due to the Company’s cost savings initiatives and lower variable expenses due to reduced capacity in the 2009 period as compared to year-ago period.
Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Three Months Ended		Favorable/(Unfavorable)
	March 31,		Change
(In millions)	2009	2008	$	%
		(Adjusted)
Interest expense	$(134)	$(147)	$13	8.8
Interest income	7	48	(41)	(85.4)
Interest capitalized	3	5	(2)	(40.0)
Miscellaneous, net:
Non-cash fuel hedge gain	72	—	72	—
Cash fuel hedge loss	(81)	—	(81)	—
Other miscellaneous, net	3	(19)	(22)	—

UAL total	$(130)	$(113)	$(17)	(15.0)

United total	$(130)	$(113)	$(17)	(15.0)

UAL interest expense decreased $13 million, or 9%, in the quarter ended March 31, 2009 as compared to the year-ago period primarily due to lower benchmark interest rates on the Company’s variable-rate borrowings. However, these benefits were more than offset by a $41 million decrease in interest income due to lower investment yields due to lower market rates, as well as lower cash and short-term investment balances.
During the three months ended March 31, 2009, the Company’s foreign currency gains, net of minor hedge impacts, were $7 million, as compared to $20 million of foreign currency losses, net of hedge impacts, in the three month period ended March 31, 2008. Foreign currency gains and losses and related hedge gains and losses are included in Other miscellaneous, net. See Note 12, “Fair Value Measurements and Derivative Instruments,” for further information related to foreign currency hedges.
Income Taxes. In the three months ended March 31, 2009, the Company recorded a tax benefit of $29 million which was mostly related to its intangible asset impairment discussed above. In 2008, the Company recorded a minimal tax benefit. See Note 8, “Income Taxes,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information.

Liquidity and Capital Resources
As of the date of this Form 10-Q, the Company believes it has sufficient liquidity to fund its operations for the remainder of 2009, including funding for scheduled repayments of debt and capital lease obligations, capital expenditures, cash deposits required under fuel hedge contracts and other contractual obligations. We expect to meet our near-term liquidity needs from cash flows from operations, cash and cash equivalents on hand, proceeds from new financing arrangements using unencumbered assets and proceeds from aircraft sales and sales of other assets, among other sources. While the Company expects to meet its near-term cash requirements, our ability to do so could be impacted by many factors including, but not limited to, the following:
•	Higher crude oil prices and the cost and effectiveness of hedging crude oil prices may require the use of significant liquidity in future periods.
•	The price of crude oil has decreased significantly from its record high in July 2008. Over the long-term, lower crude oil prices will further benefit the Company as the unfavorable hedge contracts terminate and the Company realizes the benefit of lower jet fuel acquisition costs on a larger percentage of its fuel consumption. In 2008, the Company entered into derivative contracts (including collar strategies) to hedge the risk of future price increases. As fuel prices fall below the floor of the collars, the Company could have significant near-term payment obligations at the settlement dates of these contracts. In addition, the Company has been and may in the future be further required to provide counterparties with additional cash collateral prior to such settlement dates. While the Company’s results of operations benefit from lower fuel prices on its unhedged fuel consumption, in the near term, lower fuel prices could significantly impact liquidity based on the amount of cash settlements and collateral that may be required. See Note 12, “Fair Value Measurements and Derivative Instruments,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited), as well as Item 3. Quantitative and Qualitative Disclosures Above Market Risk, for further information regarding the Company’s fuel derivative instruments.
•	Poor general economic conditions have had and may in the future continue to have a significant adverse impact on travel demand, which has resulted in decreased revenues and may result in decreases to revenues in future periods. In addition, the Company’s current operational plans to address the severe weakness of the global economy may not be successful in improving its results of operations and liquidity.
•	Our level of indebtedness, our non-investment grade credit rating, the current poor credit market conditions and, to a lesser extent, the nature of the Company’s remaining assets available as collateral for loans are factors that, in the aggregate, may limit the Company’s ability to raise capital to meet liquidity needs and/or may increase its cost of borrowing.
•	Due to the factors above, and other factors, we may be unable to comply with our Amended Credit Facility covenant that currently requires the Company to maintain an unrestricted cash balance of $1.0 billion and will also require the Company, beginning in the second quarter of 2009, to maintain a minimum ratio of EBITDAR to fixed charges. If the Company does not comply with these covenants, the lenders may accelerate repayment of these debt obligations, which would have a material adverse impact on the Company’s financial position and liquidity.
•	If a default occurs under our Amended Credit Facility or other debt obligations, the cost to cure any such default may materially and adversely impact our financial position and liquidity, and no assurance can be provided that such a default will be mitigated or cured.
Although the factors described above may adversely impact the Company’s liquidity, the Company believes it has a strong available cash position. UAL’s cash and restricted cash balance was $2.7 billion at March 31, 2009. In addition, the Company has recently taken actions to improve its liquidity, and believes it will continue to access additional capital or improve its liquidity, as described below.
•	In the first quarter of 2009, the Company received proceeds of nearly $500 million from new financing agreements, UAL common stock sales and asset sales, as described below.
•	The Company has significant additional unencumbered aircraft and other assets that may be sold or otherwise used as collateral to obtain additional financing, as discussed below.
•	The Company is taking aggressive actions to right-size its business including significant capacity reductions, disposition of underperforming assets and a large workforce reduction, among others.
The Company’s prior success in raising capital to meet its liquidity needs is not necessarily indicative that the Company will continue to be successful in such efforts going forward.

Cash Position. As of March 31, 2009, 29% of the Company’s cash and cash equivalents are composed of money market funds which are invested in U.S. treasury securities and 66% is invested in money market funds that are covered by the new government money market funds guarantee program. The remaining cash is invested in AAA-rated money market funds. The following table provides a summary of UAL’s net cash provided (used) by operating, financing and investing activities for the three months ended March 31, 2009 and 2008 and total cash position at March 31, 2009 and December 31, 2008.

	Three Months Ended
	March 31,
(In millions)	2009	2008
Net cash provided (used) by operating activities	$426	$(80)
Net cash provided by investing activities	65	1,725
Net cash used by financing activities	(73)	(466)

	As of	As of
	March 31,	December 31,
	2009	2008
Cash and cash equivalents	$2,457	$2,039
Restricted cash	255	272

Total cash	$2,712	$2,311

Operating Activities. UAL’s cash from operations increased by approximately $500 million in the three months ended March 31, 2009, as compared to the year-ago period. This variance was primarily due to decreased cash required for aircraft fuel purchases as Mainline and Regional Affiliate fuel purchase costs decreased $983 million in the 2009 period as compared to the 2008 period. Decreases in the Company’s fuel hedge collateral requirements also provided operating cash of approximately $400 million in the three months ended March 31, 2009. This benefit was partially offset by cash paid of approximately $300 million to counterparties for settled fuel derivative contracts. The decrease in cash from advance ticket sales of $266 million in the first three months of 2009 as compared to the same period in the prior year was primarily due to lower sales of future air transportation in 2009 due to the weak economic environment and the Company’s capacity reductions. In addition, in the first quarter of 2009, the Company received $160 million related to the future relocation of its O’Hare cargo facility as further discussed in Note 14, “Debt Obligations and Other Financing Transactions,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).
Investing Activities. Net sales of short-term investments provided cash of $1.8 billion to UAL in the 2008 period. In 2009 and 2008, the Company invested most its excess cash in money market funds as compared to significant available cash invested in short-term investments at December 31, 2007. UAL’s capital expenditures were $79 million and $119 million in 2009 and 2008, respectively. In addition, the Company received investing cash flows from a $94 million sale-leaseback agreement for nine aircraft, which was completed during January 2009. This transaction was accounted for as a capital lease, resulting in non-cash increases to capital lease assets and capital lease obligations during the first quarter of 2009. Other asset sales generated proceeds of $33 million during the first quarter of 2009. There were no significant asset sales in the year-ago period.
Financing Activities. In March 2009, the Company generated proceeds of $134 million from a mortgage financing secured by certain of the Company’s spare engines. See Note 14, “Debt Obligations and Other Financing Transactions” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information. The Company used cash of $286 million and $203 million during the three months ended March 31, 2009 and 2008, respectively, for scheduled long-term debt and capital lease payments.
In the first quarter of 2009, the Company received net proceeds of $62 million from the issuance of 5.4 million shares of common stock, of which 4.0 million shares were sold during the first quarter of 2009. As of March 31, 2009, $28 million of remaining capacity is available to issue additional shares under the Company’s current stock distribution agreement. UAL contributed $62 million to United during the three months ended March 31, 2009.
The Company used $253 million for its special distribution to common stockholders during the three months ended March 31, 2008.
As of March 31, 2009 and December 31, 2008, the Company had 63 and 62 unencumbered aircraft, respectively. As of March 31, 2009 and December 31, 2008, assets with a net carrying value of $8.0 billion and $7.9 billion, respectively, principally aircraft, route authorities and Mileage Plus intangible assets were pledged under various loan and other agreements.
The Company has a $255 million revolving loan commitment available under Tranche A of its Amended Credit Facility. As of March 31, 2009 and December 31, 2008, the Company had used $254 million, respectively, of the Tranche A commitment capacity for letters of credit. In addition, under a separate agreement, the Company had $27 million of letters of credit issued as of March 31, 2009 and December 31, 2008.

Other Investing and Financing Matters. The Company may, from time to time, make open market purchases of certain of its debt securities or other financing instruments depending on, among other factors, favorable market conditions and the Company’s liquidity position.
Credit Ratings. As of March 31, 2009 and December 31, 2008, the Company had a corporate credit rating of B- (outlook negative) from Standard & Poor’s and a corporate family rating and secured bank rating of “Caa1” and “B3,” respectively, from Moody’s Investor Services. These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.
Amended Credit Facility Covenants. The Company’s Amended Credit Facility requires compliance with certain covenants. The Company was in compliance with all of its Amended Credit Facility covenants as of March 31, 2009 and December 31, 2008.
Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility unless the Company obtains a waiver of, or otherwise mitigates or cures, any such default. Additionally, the Amended Credit Facility contains a cross default provision with respect to other credit arrangements that exceed $50 million. Although the Company was in compliance with all required financial covenants as of March 31, 2009, and the Company is not required to comply with a fixed charge coverage ratio until the three month period end June 30, 2009, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company’s ability to obtain a waiver of, or otherwise mitigate, the impact of the default.
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
As further described in the 2008 Annual Report, the Company’s agreements with Paymentech and JPMorgan Chase Bank and with American Express require the Company to provide cash reserves approximately three weeks following the end of each month if the Company’s unrestricted cash, cash equivalents and short-term investments at month-end was below certain levels. The Company amended its agreement with Paymentech and JPMorgan Chase Bank to provide non-cash collateral in lieu of cash reserves, effective through January 19, 2010, unless terminated earlier by the Company.
Under the American Express agreement, in addition to certain other risk protections provided to American Express, the Company will be required to provide reserves if its unrestricted cash balance (as defined in the agreement) falls below $2.4 billion. In the near term, the Company is not required to post reserves under the American Express agreement as long as its unrestricted cash balance at month-end was equal to or above $2.0 billion; additionally, under certain circumstances, the Company also has the ability to provide non-cash collateral in lieu of cash collateral.
Critical Accounting Policies
See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the combined UAL and United Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”) for a detailed discussion of the Company’s critical accounting policies.

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
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our Amended Credit Facility and other financing arrangements; the costs and availability of financing; our ability to maintain adequate liquidity; our ability to execute our operational plans; our ability to realize benefits from our resource optimization efforts and cost reduction initiatives; our ability to utilize our net operating losses; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aviation fuel and refining capacity in relevant markets); our ability to cost-effectively hedge against increases in the price of aviation fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; labor costs; industry consolidation; competitive pressures on pricing and on demand; capacity decisions of United and/or our competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements); our ability to maintain satisfactory labor relations; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under the caption “Risk Factors” in Item 1A. of the 2008 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports we file with U.S. Securities and Exchange Commission (“SEC”). Consequently, forward-looking statements should not be regarded as representations or warranties by UAL or United that such matters will be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The discussion below describes changes in our market risks since December 31, 2008. For additional information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2008 Annual Report. See Note 12, “Fair Value Measurements and Derivative Instruments,” for further information related to the Company’s fuel and foreign currency hedge positions.
Cash and Cash Equivalents— As of March 31, 2009, approximately 29% of the Company’s cash and cash equivalents consist of money market funds invested in U.S. treasury securities and 66% in money market funds that are covered by the new government money market funds guarantee program. The remaining cash is invested in AAA-rated money market funds.
Commodity Price Risk (Jet Fuel)—Our results of operations and liquidity may be materially impacted by changes in the price of aircraft fuel and other oil-related commodities and related derivative instruments. When market conditions indicate risk reduction is achievable, United may use commodity option contracts or other derivative instruments to reduce its price risk exposure to jet fuel. The Company’s derivative positions are typically comprised of crude oil, heating oil and jet fuel derivatives. The derivative instruments are designed to provide protection against increases in the price of aircraft fuel. Some derivative instruments may result in hedging losses if the underlying commodity prices drop below specified floors; however, the negative impact of these losses may be offset by the benefit of lower jet fuel acquisition cost. United may adjust its hedging program based on changes in market conditions. At March 31, 2009, the fair value of United’s fuel derivative instruments was a payable of $481 million, as compared to a fuel derivative instrument payable of $727 million at December 31, 2008.
As of March 31, 2009, the Company hedged its forecasted consolidated fuel consumption as shown in the table below.

			Barrels hedged (in 000s)				Weighted-average price per barrel
	Percentage of
	Projected
	Fuel						Payment	Payment	Hedge		Hedge
	Requirements		Purchased	Sold	Purchased	Sold	Obligation	Obligation	Protection		Protection
	Hedged (a)		Puts	Puts	Calls	Calls	Ends	Begins	Begins		Ends
	%						$	$	$		$
Second Quarter 2009:
Calls	21		—	—	3,075	—	NA	NA	72	(b)	NA
Collars	8	(9)	—	1,350	1,125	—	NA	113	125		NA
3-way collars	21	(27)	—	3,900	3,150	3,150	NA	103	118		146
4-way collars	2		225	225	225	225	63	78	95		135

Total	52		225	5,475	7,575	3,375

Purchased puts	7		1,050	—	—	—	53	NA	NA		NA

Last Nine Months of 2009:
Calls	14		—	—	6,225	—	NA	NA	68	(c)	NA
Collars	3	(5)	—	2,025	1,500	—	NA	113	127		NA
3-way collars	16	(19)	—	8,400	6,825	6,825	NA	101	117		149
4-way collars	2		675	675	675	675	63	78	95		135

Total	35		675	11,100	15,225	7,500

Purchased puts	11		4,575	—	—	—	51	NA	NA		NA

(a)	Percent of expected consumption represents the notional amount of the purchased calls in the hedge structures. Certain 3-way collars and collars included in the table above have sold puts with twice the notional amount of the purchased calls. The percentages in parentheses represent the notional amount of sold puts in these hedge structures.

(b)	Call position average includes the following two groupings of positions: 13% of consumption with protection beginning at $52 per barrel and 8% of consumption beginning at $106 per barrel.

(c)	Call position average includes the following two groupings of positions: 10% of consumption with protection beginning at $54 per barrel and 4% of consumption beginning at $106 per barrel.
The above derivative positions are subject to potential counterparty collateral requirements. The Company’s cash collateral held by counterparties was $570 million as of March 31, 2009. Actual collateral requirements, fuel purchase costs and cash requirements for hedge losses will vary depending on changes in forward fuel prices, modifications to the Company’s fuel hedge portfolio and other factors. The table below outlines the Company’s estimated collateral provisions at various crude oil prices, based on the hedge portfolio as of April 15, 2009.

Approximate Change in Cash Collateral for each
Price of Crude Oil, in Dollars per Barrel	$5 per Barrel Change in the Price of Crude Oil
Above $110	No collateral required
Above $90, but Less than or Equal to $110	$35 million
Above $30, but Less than or Equal to $90	$44 million
Less than or equal to $30	$37 million
For example, using the table above, at an illustrative $50 per barrel at April 15, 2009, the Company’s required collateral provision to its derivative counterparties would be approximately $492 million.
ITEM 4. CONTROLS AND PROCEDURES.
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports UAL and United each file with the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including each company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that its disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of both UAL and United have concluded that as of March 31, 2009, the disclosure controls and procedures of both UAL and United were effective.
There were no changes in UAL’s or United’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
In addition to the legal proceedings described below, UAL and United are parties to other legal proceedings as described in the 2008 Annual Report.
In re: UAL Corporation, et. al.
On December 9, 2002, the Debtors filed voluntary petitions to reorganize their businesses under Chapter 11 of the Bankruptcy Code. After extensive restructuring activities, the Bankruptcy Court confirmed the Company’s Plan of Reorganization on January 20, 2006. The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006. Numerous pre-petition claims were still pending at that time, and the process of determining whether liability exists and liquidating the amounts due to those creditors continued through the three months ended March 31, 2009. While certain significant matters remain to be resolved in the Bankruptcy Court, the Company believes that the remaining claims can be addressed by the end of 2009. For details see Note 4, “Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code,” in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).
United Injunction Against ALPA and Four Individual Defendants for Unlawful Slowdown Activity under the Railway Labor Act
On July 30, 2008, United filed a lawsuit in federal court for the Northern District of Illinois (the “Court”) seeking a preliminary injunction against the Air Line Pilots Association (“ALPA”) and four individual pilot employees also named as defendants for unlawful concerted activity which was disrupting the Company’s operations. The suit focused on ALPA’s nearly two-year campaign to exert unlawful pressure on the Company through work to rule initiatives, junior/senior manning refusals, sick leave usage, pilot driven flight delays, fuel adds and similar measures. The Company alleged all of this activity was a violation of the Railway Labor Act and should immediately be enjoined by the Court. The Court granted a preliminary injunction to United in November 2008. On March 9, 2009, the Seventh Circuit upheld the District Court’s issuance of the preliminary injunction. On April 8, 2009, the Court approved an agreement between ALPA and the Company to discontinue the ongoing litigation over United’s motion for a permanent injunction. Instead, the preliminary injunction will remain in effect until the conclusion of the ongoing bargaining process for an amended collective bargaining agreement that began on April 9, 2009. By reaching this agreement, the parties will be able to focus their efforts on the negotiations for the collective bargaining agreement. Nothing in this agreement precludes either party from reopening the permanent injunction litigation upon 30 days notice or from seeking enforcement of the preliminary injunction itself.
ITEM 1A. RISK FACTORS.
See Part I, Item 1A., “Risk Factors,” of the 2008 Annual Report for a detailed discussion of the risk factors affecting UAL and United.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents repurchases of UAL common stock made in the first quarter of fiscal year 2009:

Total number of
			shares purchased	Maximum number of
			as	shares (or approximate
			part of publicly	dollar value) of shares
	Total number	Average price	announced	that may yet be
	of shares	paid	plans	purchased under the
Period	purchased(a)	per share	or programs	plans or programs
01/01/09 – 01/31/09	205	$11.02	—	(b	)
02/01/09 – 02/28/09	197,779	10.00	—	(b	)
03/01/09 – 03/31/09	—	—	—	(b	)

Total	197,984	10.01	—	(b	)

(a)	Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.

(b)	The UAL Corporation 2008 Incentive Compensation Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units. However, this plan does not specify a maximum number of shares that may be repurchased.
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

UAL CORPORATION (Registrant)
Date: April 24, 2009	By:	/s/ Kathryn A. Mikells
Kathryn A. Mikells
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

UNITED AIR LINES, INC. (Registrant)
Date: April 24, 2009	By:	/s/ Kathryn A. Mikells
Kathryn A. Mikells
Senior Vice President and Chief Financial Officer (principal financial officer)

Date: April 24, 2009	By:	/s/ David M. Wing
David M. Wing
Vice President and Controller (principal accounting officer)

EXHIBIT INDEX
The documents listed below are being filed on behalf of UAL and United as indicated.

†10.1	Form of Cash Incentive Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan

†10.2	Form of Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan

12.1	UAL Corporation Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.2	United Air Lines, Inc. Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

31.1	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

†	Indicates management contract or compensatory plan or arrangement.