Form 10-Q
period 2009-09-30
UAL CORP /DE/; UNITED AIR LINES INC
filed 2009-10-21
CIK 100517, 101001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 16, 2009.

UAL Corporation United Air Lines, Inc.	167,040,862 shares of common stock ($0.01 par value) 205 (100% owned by UAL Corporation)
There is no market for United Air Lines, Inc. common stock.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Report on Form 10-Q

For the Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,
	2009	2008
		(Adjusted)
Operating revenues:
Passenger — United Airlines	$3,267	$4,280
Passenger — Regional Affiliates	844	834
Cargo	125	219
Other operating revenues	197	232
	4,433	5,565
Operating expenses:
Aircraft fuel	1,064	2,461
Salaries and related costs	954	1,037
Regional Affiliates	775	882
Purchased services	279	327
Aircraft maintenance materials and outside repairs	253	256
Landing fees and other rent	226	222
Depreciation and amortization	220	234
Distribution expenses	145	181
Aircraft rent	88	115
Cost of third party sales	59	75
Other impairments and special items (Note 14)	43	(9)
Other operating expenses	239	275
	4,345	6,056
Earnings (loss) from operations	88	(491)

Other income (expense):
Interest expense	(146)	(144)
Interest income	3	24
Interest capitalized	3	6
Miscellaneous, net	(10)	(186)
	(150)	(300)
Loss before income taxes and equity in earnings of affiliates	(62)	(791)
Income tax expense (benefit)	(4)	2
Loss before equity in earnings of affiliates	(58)	(793)
Equity in earnings of affiliates, net of tax	1	1
Net loss	$(57)	$(792)
Loss per share, basic and diluted	$(0.39)	$(6.22)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions, except per share amounts)

	Nine Months Ended September 30,
	2009	2008
		(Adjusted)
Operating revenues:
Passenger — United Airlines	$8,909	$11,924
Passenger — Regional Affiliates	2,252	2,346
Cargo	370	674
Other operating revenues	611	703
	12,142	15,647
Operating expenses:
Salaries and related costs	2,838	3,262
Aircraft fuel	2,528	5,884
Regional Affiliates	2,154	2,508
Purchased services	852	1,047
Aircraft maintenance materials and outside repairs	718	868
Landing fees and other rent	676	651
Depreciation and amortization	675	670
Distribution expenses	402	558
Aircraft rent	265	314
Cost of third party sales	172	204
Goodwill impairment (Note 14)	-	2,277
Other impairments and special items (Note 14)	250	214
Other operating expenses	699	816
	12,229	19,273
Loss from operations	(87)	(3,626)

Other income (expense):
Interest expense	(415)	(428)
Interest income	15	100
Interest capitalized	8	16
Miscellaneous, net	19	(177)
	(373)	(489)
Loss before income taxes and equity in earnings of affiliates	(460)	(4,115)
Income tax benefit	(46)	(30)
Loss before equity in earnings of affiliates	(414)	(4,085)
Equity in earnings of affiliates, net of tax	3	4
Net loss	$(411)	$(4,081)
Loss per share, basic and diluted	$(2.83)	$(32.62)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	September 30, 2009	December 31, 2008
		(Adjusted)
Assets
Current assets:
Cash and cash equivalents	$2,525	$2,039
Restricted cash	99	54
Receivables, less allowance for doubtful accounts (2009—$14; 2008—$24)	843	714
Prepaid fuel	285	219
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2009—$70; 2008—$48)	216	237
Deferred income taxes	92	268
Fuel hedge collateral deposits	62	953
Prepaid expenses and other	404	382
	4,526	4,866
Operating property and equipment:
Owned—
Flight equipment	8,414	8,766
Other property and equipment	1,722	1,751
	10,136	10,517
Less—accumulated depreciation and amortization	(1,932)	(1,598)
	8,204	8,919
Capital leases:
Flight equipment	1,795	1,578
Other property and equipment	43	39
	1,838	1,617
Less—accumulated amortization	(310)	(224)
	1,528	1,393
	9,732	10,312
Other assets:
Intangibles, less accumulated amortization (2009—$391; 2008—$339)	2,472	2,693
Aircraft lease deposits	307	297
Restricted cash	210	218
Investments	90	81
Other, net	1,010	998
	4,089	4,287
	$18,347	$19,465

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	September 30, 2009	December 31, 2008
		(Adjusted)
Liabilities and Stockholders’ Deficit
Current liabilities:
Advance ticket sales	$1,675	$1,530
Mileage Plus deferred revenue	1,428	1,414
Accounts payable	807	833
Accrued salaries, wages and benefits	731	756
Long-term debt maturing within one year	651	782
Fuel purchase commitments	285	219
Current obligations under capital leases	177	168
Accrued interest	120	112
Derivative instruments	76	718
Other	687	749
	6,637	7,281
Long-term debt	5,767	5,862
Long-term obligations under capital leases	1,212	1,192

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,823	2,768
Postretirement benefit liability	1,808	1,812
Advanced purchase of miles	1,087	1,087
Deferred income taxes	576	804
Other	1,082	980
	7,376	7,451
Commitments and contingent liabilities (Note 12)

Stockholders’ deficit:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 148,032,041 and 140,037,928 shares at September 30, 2009 and December 31, 2008, respectively	2	1
Additional capital invested	3,001	2,919
Retained deficit	(5,719)	(5,308)
Stock held in treasury, at cost	(28)	(26)
Accumulated other comprehensive income	99	93
	(2,645)	(2,321)
	$18,347	$19,465

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2009	2008
		(Adjusted)
Cash flows provided (used) by operating activities:
Net loss	$(411)	$(4,081)
Adjustments to reconcile to net cash provided (used) by operating activities—
Goodwill impairment	-	2,277
Other impairments and special items	250	214
Depreciation and amortization	675	670
Proceeds from lease amendment	160	—
Increase in Mileage Plus deferred revenue and advanced purchase of miles	140	584
Increase in advance ticket sales	145	333
Net change in fuel derivative instruments and related pending settlements	(870)	272
(Increase) decrease in fuel hedge collateral	903	(378)
Increase in receivables	(44)	(166)
Other, net	(70)	25
	878	(250)
Cash flows provided (used) by investing activities:
Net sales of short-term investments	-	2,295
(Increase) decrease in restricted cash	(37)	508
Proceeds from asset sale-leasebacks	135	59
Proceeds from litigation on advance deposits	-	41
Additions to property, equipment and deferred software	(230)	(384)
Proceeds from asset dispositions	77	43
Other, net	3	14
	(52)	2,576
Cash flows provided (used) by financing activities:
Proceeds from issuance of long-term debt	321	337
Proceeds from issuance of common stock	90	—
Decrease in lease deposits	22	154
Repayment of Credit Facility	(18)	(18)
Repayment of other debt	(615)	(538)
Special distribution to common shareholders	-	(253)
Principal payments under capital leases	(129)	(209)
Increase in deferred financing costs	(9)	(118)
Other, net	(2)	(9)
	(340)	(654)
Increase in cash and cash equivalents during the period	486	1,672
Cash and cash equivalents at beginning of the period	2,039	1,259
Cash and cash equivalents at end of the period	$2,525	$2,931

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions)

	Three Months Ended September 30,
	2009	2008
		(Adjusted)
Operating revenues:
Passenger — United Airlines	$3,267	$4,280
Passenger — Regional Affiliates	844	834
Cargo	125	219
Other operating revenues	199	273
	4,435	5,606
Operating expenses:
Aircraft fuel	1,064	2,461
Salaries and related costs	954	1,036
Regional Affiliates	775	882
Purchased services	279	327
Aircraft maintenance materials and outside repairs	253	256
Landing fees and other rent	226	222
Depreciation and amortization	220	234
Distribution expenses	145	181
Aircraft rent	88	116
Cost of third party sales	58	75
Other impairments and special items (Note 14)	43	(9)
Other operating expenses	240	276
	4,345	6,057
Earnings (loss) from operations	90	(451)

Other income (expense):
Interest expense	(145)	(144)
Interest income	3	24
Interest capitalized	3	6
Miscellaneous, net	(11)	(185)
	(150)	(299)
Loss before income taxes and equity in earnings of affiliates	(60)	(750)
Income tax expense (benefit)	(4)	3
Loss before equity in earnings of affiliates	(56)	(753)
Equity in earnings of affiliates, net of tax	1	1
Net loss	$(55)	$(752)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions)
	Nine Months Ended September 30,
	2009	2008
		(Adjusted)
Operating revenues:
Passenger — United Airlines	$8,909	$11,924
Passenger — Regional Affiliates	2,252	2,346
Cargo	370	674
Other operating revenues	618	744
	12,149	15,688
Operating expenses:
Salaries and related costs	2,838	3,262
Aircraft fuel	2,528	5,884
Regional Affiliates	2,154	2,508
Purchased services	852	1,047
Aircraft maintenance materials and outside repairs	718	868
Landing fees and other rent	676	651
Depreciation and amortization	675	670
Distribution expenses	402	558
Aircraft rent	267	316
Cost of third party sales	171	203
Goodwill impairment (Note 14)	-	2,277
Other impairments and special items (Note 14)	250	214
Other operating expenses	699	844
	12,230	19,302
Loss from operations	(81)	(3,614)

Other income (expense):
Interest expense	(414)	(427)
Interest income	15	100
Interest capitalized	8	16
Miscellaneous, net	18	(177)
	(373)	(488)
Loss before income taxes and equity in earnings of affiliates	(454)	(4,102)
Income tax benefit	(46)	(30)
Loss before equity in earnings of affiliates	(408)	(4,072)
Equity in earnings of affiliates, net of tax	3	4
Net loss	$(405)	$(4,068)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	September 30, 2009	December 31, 2008
		(Adjusted)
Assets
Current assets:
Cash and cash equivalents	$2,519	$2,033
Restricted cash	99	50
Receivables, less allowance for doubtful accounts (2009 — $14; 2008 — $24)	843	704
Prepaid fuel	285	219
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2009 — $70; 2008 — $48)	216	237
Deferred income taxes	87	265
Fuel hedge collateral deposits	62	953
Receivables from related parties	56	214
Prepaid expenses and other	382	376
	4,549	5,051
Operating property and equipment:
Owned —
Flight equipment	8,414	8,766
Other property and equipment	1,722	1,751
	10,136	10,517
Less — accumulated depreciation and amortization	(1,932)	(1,598)
	8,204	8,919
Capital leases:
Flight equipment	1,795	1,578
Other property and equipment	43	39
	1,838	1,617
Less — accumulated amortization	(310)	(224)
	1,528	1,393
	9,732	10,312
Other assets:
Intangibles, less accumulated amortization (2009 — $391; 2008 — $339)	2,472	2,693
Aircraft lease deposits	307	297
Restricted cash	210	217
Investments	90	81
Other, net	997	984
	4,076	4,272
	$18,357	$19,635

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	September 30, 2009	December 31, 2008
		(Adjusted)
Liabilities and Stockholder’s Deficit
Current liabilities:
Advance ticket sales	$1,675	$1,530
Mileage Plus deferred revenue	1,428	1,414
Accounts payable	807	833
Accrued salaries, wages and benefits	731	756
Long-term debt maturing within one year	650	780
Fuel purchase commitments	285	219
Current obligations under capital leases	177	168
Accrued interest	120	112
Derivative instruments	76	718
Other	770	1,016
	6,719	7,546
Long-term debt	5,768	5,861
Long-term obligations under capital leases	1,212	1,192

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,823	2,768
Postretirement benefit liability	1,808	1,812
Advanced purchase of miles	1,087	1,087
Deferred income taxes	494	724
Other	1,082	981
	7,294	7,372
Commitments and contingent liabilities (Note 12)

Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; outstanding 205 at both September 30, 2009 and December 31, 2008	—	—
Additional capital invested	2,929	2,831
Retained deficit	(5,664)	(5,260)
Accumulated other comprehensive income	99	93
	(2,636)	(2,336)
	$18,357	$19,635

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2009	2008
		(Adjusted)
Cash flows provided (used) by operating activities:
Net loss	$(405)	$(4,068)
Adjustments to reconcile to net cash provided (used) by operating activities—
Goodwill impairment	-	2,277
Other impairments and special items	250	214
Depreciation and amortization	675	670
Proceeds from lease amendment	160	—
Increase in Mileage Plus deferred revenue and advanced purchase of miles	140	584
Increase in advance ticket sales	145	333
Net change in fuel derivative instruments and related pending settlements	(870)	272
(Increase) decrease in fuel hedge collateral	903	(378)
Increase in receivables	(38)	(168)
Other, net	(80)	71
	880	(193)
Cash flows provided (used) by investing activities:
Net sales of short-term investments	-	2,259
Proceeds from asset sale-leasebacks	135	59
(Increase) decrease in restricted cash	(42)	479
Additions to property, equipment and deferred software	(230)	(384)
Proceeds from asset dispositions	77	42
Other, net	4	15
	(56)	2,470
Cash flows provided (used) by financing activities:
Proceeds from issuance of long-term debt	321	337
Capital contribution from parent	89	—
Decrease in lease deposits	22	154
Dividend to parent	-	(258)
Repayment of Credit Facility	(18)	(18)
Repayment of other debt	(614)	(537)
Principal payments under capital leases	(129)	(209)
Increase in deferred financing costs	(9)	(118)
Other, net	-	1
	(338)	(648)
Increase in cash and cash equivalents during the period	486	1,629
Cash and cash equivalents at beginning of the period	2,033	1,239
Cash and cash equivalents at end of the period	$2,519	$2,868

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

This Quarterly Report on Form 10-Q is a combined report of UAL and United. Therefore, these Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (the “Footnotes”), apply to both UAL and United, unless otherwise noted. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL.

Interim Financial Statements. The UAL and United unaudited condensed consolidated financial statements (the “Financial Statements”) shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that meet accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The Company believes that the disclosures presented here are not misleading. The Financial Statements include all adjustments, including asset impairments, severance and normal recurring adjustments, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. Certain historical amounts have been reclassified to conform to the current year’s presentation, including reclassification of December 31, 2008 derivative counterparty settlement payables of $140 million from Fuel derivative instruments to Other current liabilities in the Company’s Financial Statements. These Financial Statements should be read together with the information included in the combined UAL and United Annual Report on Form 10-K for the year ended December 31, 2008 as updated by the Current Report on Form 8-K dated May 1, 2009 (the “2008 Annual Report”).

Restricted Cash. For the 2009 and 2008 periods, restricted cash primarily includes cash collateral to secure workers’ compensation obligations and reserves for institutions that process credit card ticket sales. Industry practice includes classification of restricted cash flows as operating cash flows by some airlines and investing cash flows by others. The Company classifies changes in restricted cash balances associated with workers’ compensation obligations and credit card reserves as an investing activity in its Financial Statements because it considers restricted cash arising from these activities similar to an investment. If UAL had classified these changes in its restricted cash balances as operating activities in the nine months ended September 30, 2009 and 2008, its cash provided (used) by operating activities of $878 million and $(250) million, respectively, would have been reported as $841 million and $258 million, respectively. Additionally, cash provided (used) by investing activities for the nine months ended September 30, 2009 and 2008 of $(52) million and $2,576 million, respectively, would have been reported as $(15) million and $2,068 million, respectively.

(2)   New Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on the financial statements included herein.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The Company has not determined the impact that this update may have on its financial statements.

In June 2009, the FASB issued guidance related to accounting for transfers of financial assets. This guidance improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities. This guidance must be applied to transfers occurring on or after the effective date. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.

Adoption of ASC 470 Update. The Company adopted new accounting guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion (“ASC 470 Update”), effective January 1, 2009, which required retrospective application. This standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has two currently outstanding convertible debt instruments that are impacted by the ASC 470 Update. Upon the original issuance of these two debt instruments in 2006, the Company recorded the net debt obligation as long-term debt in accordance with applicable accounting standards at that time. To adopt this standard effective January 1, 2009, the Company estimated the fair value, as of the date of issuance, of its two applicable convertible debt instruments as if the instruments were issued without the conversion options. The difference between the fair value and the principal amounts of the instruments was $254 million. This amount was retrospectively applied to the Company’s Financial Statements from the issuance date of the debt instruments in 2006, and was retrospectively recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the notes resulting in non-cash increases to interest expense in historical and future periods. The full year 2008 interest expense impact is $48 million.

The following tables reflect UAL and United’s previously reported amounts, along with the adjusted amounts after adoption.

(In millions, except per share)	UAL			United
	As Reported	As Adjusted	Effect of Change	As Reported	As Adjusted	Effect of Change
Statement of Consolidated Operations (Unaudited)
Three Months Ended September 30, 2008
Interest expense	$(131)	$(144)	$(13)	$(132)	$(144)	$(12)
Nonoperating expense	(287)	(300)	(13)	(287)	(299)	(12)
Loss before income taxes and equity earnings in affiliates	(778)	(791)	(13)	(738)	(750)	(12)
Net loss	(779)	(792)	(13)	(740)	(752)	(12)
Loss per share, basic and diluted	(6.13)	(6.22)	(0.09)	NA	NA	NA
Total comprehensive loss	(791)	(804)	(13)	(752)	(764)	(12)

Nine months Ended September 30, 2008
Interest expense	$(392)	$(428)	$(36)	$(392)	$(427)	$(35)
Nonoperating expense	(453)	(489)	(36)	(453)	(488)	(35)
Loss before income taxes and equity earnings in affiliates	(4,079)	(4,115)	(36)	(4,067)	(4,102)	(35)
Net loss	(4,045)	(4,081)	(36)	(4,033)	(4,068)	(35)
Loss per share, basic and diluted	(32.34)	(32.62)	(0.28)	NA	NA	NA
Total comprehensive loss	(4,084)	(4,120)	(36)	(4,072)	(4,107)	(35)

Statement of Consolidated Financial Position (Unaudited) (a)
As of December 31, 2008
Long-term debt	$6,007	$5,862	$(145)	$6,007	$5,861	$(146)
Additional capital invested	2,666	2,919	253	2,578	2,831	253
Retained deficit	(5,199)	(5,308)	(109)	(5,151)	(5,260)	(109)
____________

(a)
The adoption of the ASC 470 Update also had minor impacts on Other assets and Deferred income taxes as reported in the Company’s Financial Statements. The adoption required an increase to the Company’s deferred tax liability and a decrease to its additional paid in capital. However, these impacts were substantially offset by a corresponding decrease in the valuation allowance for deferred tax assets and increase to additional paid in capital.

The following table provides additional information about UAL’s convertible debt instruments that may be settled for cash.

	September 30, 2009		December 31, 2008
($ and shares in millions, except conversion prices)	$726 million notes	$150 million notes	$726 million notes	$150 million notes
Carrying amount of the equity component	$216	$38	$216	$38
Principal amount of the liability component	726	150	726	150
Unamortized discount of liability component	92	13	126	20
Net carrying amount of liability component	634	137	600	130
Remaining amortization period of discount	21 months	16 months	(a)	(a)
Conversion price	$32.64	$43.90	(a)	(a)
Number of shares to be issued upon conversion	22.2	3.4	(a)	(a)
Effective interest rate on liability component	12.8%	12.1%	(a)	(a)
____________

(a)	Not required to be disclosed.

The following table presents the associated interest cost related to UAL’s convertible debt instruments that may be settled for cash, which consists of both the contractual interest coupon and amortization of the discount on the liability component.

	$726 million notes				$150 million notes
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Non-cash interest cost recognized (a)	$12	$11	$34	$30	$2	$2	$6	$6
Cash interest cost recognized	8	8	24	24	2	2	6	6
____________

(a)
Amounts represent the adoption impact of the ASC 470 Update on interest expense for the three and nine months ended September 30, 2009 and 2008. The related negative adoption impact on loss per share for the three and nine months ended September 30, 2009 is $0.10 and $0.28, respectively.

Adoption of ASC 260 Update. The Company adopted new accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities (“ASC 260 Update”), effective January 1, 2009, requiring retrospective application. The ASC 260 Update clarifies that instruments granted in share-based payment transactions that are considered participating securities prior to vesting should be included in the earnings allocation under the two-class method of calculating earnings per share. The Company determined that its restricted shares granted under UAL’s share-based compensation plans are participating securities because the restricted shares participate in dividends. However, the impact of these shares was not included in the common shareholder basic loss per share computation for the three and nine months ended September 30, 2009 and 2008, because of losses in these periods. There were 0.8 million and 1.5 million nonvested restricted shares at September 30, 2009 and 2008, respectively, that would have been included in the common shareholder basic earnings per share computation had there been income in these periods.

Other Standards Adopted. Effective January 1, 2009, the Company prospectively adopted ASC guidance related to disclosures about derivative instruments and hedging activities and new ASC guidance related to fair value measurements required for the Company’s nonfinancial assets and nonfinancial liabilities. See Note 11, “Fair Value Measurements and Derivative Instruments,” for disclosures related to the adoption of these ASC updates and the Company’s adoption of ASC updates related to interim disclosures about fair value of financial instruments and recognition and presentation of other-than-temporary impairments, effective April 1, 2009.

(3)   Company Operational Plans

Since the second quarter of 2008, the Company has been implementing a plan to address volatility in crude oil prices, industry over-capacity and the severe global recession. The Company is reducing capacity and permanently removing 100 aircraft from its Mainline fleet by the end of 2009, including its entire B737 fleet and six B747 aircraft. In connection with the capacity reductions, the Company is further streamlining its operations and corporate functions in order to cumulatively reduce the size of its workforce by approximately 9,000 positions by the end of 2009. The Company’s workforce reductions have occurred through furloughs and furlough-mitigation programs, such as voluntary early-out options. Future workforce reductions may occur through similar programs. The tables below summarize the accrual activity and expense related to the Company’s implementation of its operational plans.

(In millions)

Reserve Activity	Severance	Leased Aircraft
Balance at December 31, 2008	$81	$16
Payments	(44)	(14)
Accruals	23	41
Balance at September 30, 2009	$60	$43

	Three Months Ended September 30,		Nine Months Ended September 30,
Expense Recognized	2009	2008	2009	2008
Severance	$22	$6	$23	$88
Leased aircraft	24	-	48	-

All of these charges are within the Mainline segment where the fleet reductions are occurring. Severance expense and leased aircraft expense are classified within Salaries and related costs and Other impairments and special items, respectively, in the Company’s Financial Statements.

The charges related to leased aircraft consist of the present value of future lease payments for aircraft that have been removed from service in advance of their lease termination dates as of September 30, 2009, estimated payments for lease return maintenance conditions related to B737 aircraft and write-off of associated lease fair value valuation balances, which were initially established as part of fresh-start reporting when the Company emerged from bankruptcy. Periodic lease payments will be made over the lease terms of these aircraft unless early return agreements are reached with the lessors; and, lease return maintenance condition payments, if any, will be made upon return of the aircraft to the lessors. The total expected future payments for leased aircraft that were removed from service at September 30, 2009 and that are expected to be removed from service during the fourth quarter of 2009 are $96 million, payable through 2013. Actual lease payments may be less if the Company is able to negotiate early termination of any of its leases.

The following table provides information regarding the Company’s operating fleet. Amounts reported are applicable to UAL and United, except where noted otherwise.

	B737s (Mainline)			All Other Mainline			Total	Regional
	Owned	Leased	Total	Owned	Leased	Total	Mainline	Affiliates	Total
Aircraft at December 31, 2008	18	28	46	191	172	363	409	280	689
Added to (removed from) operating fleet	(18)	(17)	(35)	(2)	(1)	(3)	(38)	12	(26)
Transferred from owned to leased	—	—	—	(14)	14	—	—	—	—
Transferred from leased to owned	—	—	—	1	(1)	—	—	—	—
Aircraft at September 30, 2009	—	11	11	176	184	360	371	292	663
Nonoperating at December 31, 2008 (a)	24	12	36	3	—	3	39	—	39
Removed from operating fleet	18	17	35	2	1	3	38	—	38
Returned to lessors	—	(9)	(9)	—	—	—	(9)	—	(9)
Nonoperating at September 30, 2009 (a)	42	20	62	5	1	6	68	—	68
____________

(a)	At December 31, 2008 and September 30, 2009, United had one less owned and one more leased nonoperating B737 aircraft as compared to the UAL amounts shown in this table.

Other Costs. As the Company continues to complete its operational plans discussed above, it may incur additional costs related to its conversion of the Company’s fleet of Ted aircraft (including seat reconfiguration to include United First and Economy Plus seating), costs to exit additional facilities such as airports no longer served, lease termination costs, additional severance costs and asset impairment charges, among others. Such future costs and charges may be material.

(4)	Common Stockholders’ Deficit

During the nine months ended September 30, 2009, UAL received net proceeds of $89 million from the issuance of 8.5 million shares of common stock, of which 7.1 million shares were sold during the first nine months of 2009 and 1.4 million shares were sold in 2008. UAL contributed the $89 million of common stock sale proceeds to United.

For the nine months ended September 30, 2009, UAL acquired 202,384 common shares for treasury. These shares were acquired from participants for tax withholding obligations under UAL’s share-based compensation plans. In addition, UAL distributed approximately 1.1 million shares according to the bankruptcy plan of reorganization in the nine months ended September 30, 2009. Approximately 967,000 shares remain to be issued under the reorganization plan.

(5)   Per Share Amounts (UAL Only)

UAL basic per share amounts were computed by dividing loss available to common shareholders by the weighted-average number of shares of common stock outstanding. UAL’s $563 million of 6% senior notes are callable at any time at 100% of par value, and can be redeemed with either cash or UAL common stock at UAL’s option. These notes are not deemed potentially dilutive shares, as UAL has the ability and intent to redeem these notes with cash. The table below represents the computation of UAL basic and diluted per share amounts and the number of securities that have been excluded from the computation of diluted per share amounts. Nonvested, participating restricted shares did not impact basic or diluted loss per share in the 2009 and 2008 periods that had losses. See Note 2, “New Accounting Pronouncements,” for additional information related to the adoption of the ASC 260 Update.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share)	2009	2008	2009	2008
		(Adjusted)		(Adjusted)
Basic loss per share:
Net loss	$(57)	$(792)	$(411)	$(4,081)
Preferred stock dividend requirements	-	-	-	(2)
Loss available to common stockholders (a)	$(57)	$(792)	$(411)	$(4,083)
Basic weighted average shares outstanding	145.6	127.3	145.1	125.2
Loss per basic share	$(0.39)	$(6.22)	$(2.83)	$(32.62)

Diluted loss per share:
Loss available to common stockholders	$(57)	$(792)	$(411)	$(4,083)

Diluted weighted average shares outstanding	145.6	127.3	145.1	125.2
Loss per share, diluted	$(0.39)	$(6.22)	$(2.83)	$(32.62)

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	6.6	4.4	6.6	4.4
Restricted shares (a)	0.8	1.5	0.8	1.5
2% preferred securities	-	2.1	-	4.1
4.5% senior limited-subordination convertible notes	22.2	22.2	22.2	22.2
5% convertible notes	3.4	3.4	3.4	3.4
	33.0	33.6	33.0	35.6
____________

(a)	Losses are not allocated to participating securities in the computation of loss per common share.

(6)   Share-Based Compensation Plans

Effective April 1, 2009, the Company made a general grant of 1,773,600 restricted stock units (“RSUs”) and 2,431,800 stock options to certain of its management employees. These grants were made pursuant to the UAL 2008 Incentive Compensation Plan which was approved by UAL’s Board of Directors and shareholders in 2008 and replaced the 2006 Management Equity Incentive Plan, effective June 12, 2008. These awards vest pro-rata over three years on the anniversary of the grant date. The terms of the awards do not provide for the acceleration of vesting upon retirement. The RSUs may be settled in cash or stock at the discretion of the Human Resources Subcommittee of the UAL Board of Directors. The Company’s intent is to settle the RSUs in cash; therefore, the obligations related to these RSUs are classified as liabilities on the Company’s Financial Statements and will be remeasured each reporting period throughout the requisite service period. The remeasurement is based upon the market share price on the last day of the reporting period. A cumulative adjustment is recorded during each reporting period to adjust compensation expense based on the current value of the awards.

Compensation expense associated with the UAL share-based compensation plans has been pushed down to United. The Company recognized share-based compensation expense of $8 million and $13 million during the three and nine months ended September 30, 2009, respectively. The Company recognized share-based compensation expense of $5 million and $23 million during the three and nine months ended September 30, 2008, respectively. The Company’s unrecognized share-based compensation expense was $26 million and $18 million as of September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, 3.1 million and 8.1 million awards were available for future issuance under the Company’s share-based compensation plans for employees, respectively. The weighted average grant date fair value and exercise price of options awarded in the nine months ended September 30, 2009 was $3.70 and $4.91, respectively. The table below summarizes stock option activity for the nine months ended September 30, 2009.

Options
Outstanding at beginning of period	4,353,672
Granted	2,517,000
Exercised	(10,000)
Canceled	(276,472)
Outstanding at end of period	6,584,200
Exercisable (vested) at end of period	2,863,555

The fair value of RSUs was $16 million at September 30, 2009, which was based upon the closing share price on September 30, 2009. The table below summarizes UAL’s RSU and restricted stock activity for the nine months ended September 30, 2009.

	Restricted Stock Units	Restricted Stock
Nonvested at beginning of period	-	1,430,675
Granted	1,815,600	42,400
Vested	-	(608,306)
Terminated	(47,800)	(36,727)
Nonvested at end of period	1,767,800	828,042

(7)   Income Taxes

For the three and nine months ended September 30, 2009, UAL and United each recorded $4 million and $46 million, respectively, of tax benefits primarily due to impairment of indefinite-lived intangibles. For the nine months ended September 30, 2009, UAL and United each had an effective tax rate of approximately 10%. In the 2008 periods, the Company had an insignificant effective tax rate, as compared to the U.S. federal statutory rate of 35%, principally because of goodwill impairment charges in the second quarter that are not deductible for income tax purposes and the tax benefits of the Company’s remaining net operating losses for the periods were almost completely offset by a valuation allowance. The Company’s tax benefit in the 2008 nine month period was primarily due to an indefinite-lived intangible asset impairment.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, including the reversals of deferred tax liabilities during the periods in which those temporary differences will become deductible. The Company’s management assesses the realizability of its deferred tax assets, and records a valuation allowance for the deferred tax assets when it is more likely than not that a portion, or all of the deferred tax assets will not be realized. As a result, the Company has a valuation allowance against its deferred tax assets as of September 30, 2009 and December 31, 2008, to reflect management’s assessment regarding the realizability of those assets. The Company expects to continue to maintain a valuation allowance on deferred tax assets until there is sufficient positive evidence of future realization.

If reversed, the current valuation allowance of $2,988 million and $2,911 million for UAL and United, respectively, will be allocated to reduce income tax expense. As of December 31, 2008, UAL and United had a valuation allowance of $2,886 million (as adjusted) and $2,812 million (as adjusted), respectively. The valuation allowance as of December 31, 2008, as previously reported, was retrospectively adjusted for the adoption of APB 14-1 which is discussed in Note 2, “New Accounting Pronouncements.” UAL’s valuation allowance increased by $102 million in the first nine months of 2009 primarily due to an increase in its net operating loss carryforward.

As of September 30, 2009, UAL and United had a federal net operating loss (“NOL”) carry forward of approximately $7.4 billion, and a combined federal and state income tax NOL carry forward tax benefit of approximately $2.8 billion, which may be used to reduce taxes in future years. If not used, federal tax benefits of $1.0 billion expire in 2022, $0.4 billion expire in 2023, $0.5 billion expire in 2024, $0.4 billion expire in 2025, $20 million expire in 2026, $0.1 billion in 2028 and $0.2 billion in 2029. In addition, the state tax benefit of $179 million, if not used, expires over a five to twenty year period.

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

In addition to the deferred tax assets listed above, the Company had an $809 million unrecorded tax benefit at September 30, 2009 attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for UAL common stock issued to certain unsecured creditors and employees pursuant to the bankruptcy plan of reorganization. The Company is accounting for this unrecorded tax benefit by analogy to ASC guidance with respect to accounting for share-based payment arrangements which requires recognition of the tax benefit to be deferred until it is realized as a reduction of taxes payable. If not realized, the unrecognized tax benefits of $161 million will expire in 2025, $489 million in 2026 and $159 million over a period from 2027 through 2050. UAL’s income tax returns for tax years after 2003 remain subject to examination by the Internal Revenue Service and state taxing jurisdictions. United is included in UAL’s consolidated income tax returns.

(8)   Retirement and Postretirement Plans

UAL and United contribute to defined contribution plans on behalf of most of their employees, particularly within the U.S. Internationally, the Company maintains a number of small pension plans covering much of its local, non-U.S. workforce. The Company also provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees, which are reflected as “Other Benefits” in the tables below. The Company has reserved the right, subject to collective bargaining and other agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees. The curtailment gain in the nine months ended September 30, 2009 is attributed to a reduction in future service for certain of the Company’s postretirement plans due to reductions in workforce.

The Company’s net periodic benefit cost included the following components.

	Pension Benefits				Other Benefits
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$2	$2	$5	$5	$7	$8	$21	$24
Interest cost	2	2	6	7	29	31	86	91
Expected return on plan assets	(2)	(2)	(5)	(8)	(2)	(1)	(3)	(3)
Gain due to curtailment	—	—	—	—	—	—	(7)	—
Amortization of unrecognized gain and prior service cost	—	(1)	—	(2)	(5)	(4)	(15)	(12)
Net periodic benefit costs	$2	$1	$6	$2	$29	$34	$82	$100

(9)   Segment Information

The Company manages its business by two reportable segments: Mainline and Regional Affiliates (United Express operations). The table below includes segment information for UAL and United for the three and nine month periods ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2009	2008	2009	2008
UAL segment information		(Adjusted)		(Adjusted)
Revenue:
Mainline	$3,589	$4,731	$9,890	$13,301
Regional Affiliates	844	834	2,252	2,346
Total	$4,433	$5,565	$12,142	$15,647
Segment earnings (loss):
Mainline	$(87)	$(751)	$(305)	$(1,458)
Regional Affiliates	69	(48)	98	(162)
Goodwill impairment	-	-	-	(2,277)
Other impairments and special items (a)	(43)	9	(250)	(214)
Less: equity earnings (b)	(1)	(1)	(3)	(4)
Consolidated loss before income taxes and equity in earnings of affiliates	$(62)	$(791)	$(460)	$(4,115)

United segment information
Revenue:
Mainline	$3,591	$4,772	$9,897	$13,342
Regional Affiliates	844	834	2,252	2,346
Total	$4,435	$5,606	$12,149	$15,688
Segment earnings (loss):
Mainline	$(85)	$(710)	$(299)	$(1,445)
Regional Affiliates	69	(48)	98	(162)
Goodwill impairment	-	-	-	(2,277)
Asset impairment and special items (a)	(43)	9	(250)	(214)
Less: equity earnings (b)	(1)	(1)	(3)	(4)
Consolidated loss before income taxes and equity in earnings of affiliates	$(60)	$(750)	$(454)	$(4,102)
____________

(a)	Asset impairment and special items are only applicable to the Mainline segment.
(b)	Equity earnings are part of the Mainline segment.

(10) Comprehensive Loss

For the three and nine month periods ended September 30, 2009, UAL’s total comprehensive loss was $47 million and $405 million, respectively. For the three and nine month periods ended September 30, 2008, UAL’s total comprehensive loss was $804 million (as adjusted) and $4,120 million (as adjusted), respectively. For the three and nine month periods ended September 30, 2009, United’s total comprehensive loss was $45 million and $399 million, respectively. For the three and nine month periods ended September 30, 2008, United’s total comprehensive loss was $764 million (as adjusted) and $4,107 million (as adjusted), respectively. Comprehensive loss in the 2009 and 2008 periods primarily includes the amortization of deferred net periodic pension and other postretirement benefit gains that were recorded as a component of accumulated other comprehensive income and changes in the fair value of the Company’s available-for-sale Enhanced Equipment Trust Certificate (“EETC”) investments. See Note 2, “New Accounting Pronouncements,” for a discussion of the adjustments made to the 2008 amounts.

(11) Fair Value Measurements and Derivative Instruments

Fair Value Information. A fair value hierarchy that prioritizes the inputs used to measure fair value has been established by GAAP. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The table below presents disclosures about fair value measurements of financial assets and financial liabilities recognized in the Company’s Financial Statements.

		Fair Value Measurements at Reporting Date Using
(In millions)	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains/(Losses) (Level 3)
Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Financial assets:
Noncurrent EETC available-for-sale securities	$55	$—	$—	$55	$12
Current fuel derivative instruments	105	—	105	—	—
Fuel derivative instrument receivables (a)	7	—	7	—	—
Total financial assets	$167	$—	$112	$55	$12
Financial liabilities:
Current fuel derivative instruments	$73	$—	$73
Current foreign currency derivative instruments	3	—	3
Noncurrent fuel derivative instruments	1	—	1
Fuel derivative instrument payables (a)	35	—	35
Total financial liabilities	$112	$—	$112
____________

(a)	Fuel derivative instrument receivables and payables represent pending settlements of contract premiums and expired contracts.

The Company records derivative instruments as a derivative asset or liability (on a gross basis) in its Financial Statements, and accordingly records any related collateral on a gross basis. The table below presents the fair value amounts of derivative assets and liabilities as of September 30, 2009. The Company applied new ASC disclosure requirements prospectively; therefore, the December 31, 2008 amounts are not presented.

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	September 30, 2009	Balance Sheet Location	September 30, 2009
Derivatives not receiving hedge accounting treatment:
Fuel contracts due within one year	Receivables	$105	Derivative instruments	$73
Foreign currency contracts due within one year		—	Derivative instruments	3
Fuel contracts due after one year		—	Other Liabilities	1
Total derivatives		$105		$77

Level 3 Financial Assets and Liabilities

	Available-for-Sale Securities

(In millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance at beginning of period	$44	$46
Unrealized gains relating to instruments held at reporting date	12	12
Return of principal	(1)	(3)
Balance at end of period	$55	$55

As of September 30, 2009, the Company’s EETC securities have an amortized cost basis of $83 million and unrealized losses of $28 million and represent a portion of the Company’s previously issued and outstanding EETC securities which were repurchased in open market transactions in 2007. As of September 30, 2009, these investments have been in an unrealized loss position for a period of over twelve months. However, United has not recognized an impairment loss in earnings related to these securities because United does not intend or expect to be required to sell the securities prior to recovery. United expects to collect the full principal balance and all related interest payments. All changes in the fair value of these investments have been classified within Accumulated other comprehensive income in the Financial Statements.

Derivative instruments and investments presented in the table above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of the Company’s financial instruments not presented in the table above.

	September 30, 2009
(In millions)	Carrying Amount	Fair Value
Long-tem debt (including current portion)	$6,418	$5,400
Lease deposits	335	359

Fair value of the above financial instruments was determined as follows.

Description	Fair Value Methodology
Cash, Cash Equivalents, Restricted Cash, Accounts Receivable, Fuel Hedge Collateral Deposits, Accounts Payable and Other Accrued Liabilities	The carrying amounts approximate fair value because of the short-term maturity of these investments.

Enhanced Equipment Trust Certificates
The EETCs are not actively traded on an exchange. Fair value is based on the trading prices of  United’s EETCs or similar EETC instruments issued by other airlines. The Company uses internal models and observable and unobservable inputs to corroborate third party quotes. Because certain inputs are unobservable, the Company categorized inputs to the EETC fair value valuation as Level 3. Significant inputs to the valuation models include contractual terms, risk-free interest rates and credit spreads.

Fuel Derivative Instruments
Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable and unobservable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign Currency Derivative Instruments	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Long-Term Debt
The fair value is based on the quoted market prices for the same or similar issues, discounted cash flow models using appropriate market rates and the Black-Scholes model to value conversion rights in UAL’s convertible debt instruments. The Company’s credit risk was considered in estimating fair value.

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. The Company enters into master netting agreements with its derivative counterparties. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. As of September 30, 2009, the Company had a net derivative asset of $78 million with certain of its fuel derivative counterparties; therefore, this amount represents the potential credit-risk loss if these counterparties fail to perform. The Company had a net derivative payable of $47 million with its remaining fuel counterparties at September 30, 2009.

Based on the fair value of the Company’s fuel derivative instruments, our counterparties may require the Company to post  collateral when the price of the underlying commodity decreases and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company was required to post $62 million of cash collateral with certain of its fuel derivative counterparties at September 30, 2009. The Company routinely reviews the credit risk associated with its counterparties and believes its collateral is fully recoverable from its counterparties as of September 30, 2009. The collateral is classified as Fuel hedge collateral deposits in the accompanying Financial Statements.

The Company reviews the credit risk associated with its derivative counterparties and may require collateral from its counterparties in the event the Company has a significant net derivative asset with the counterparties. As of September 30, 2009, the Company did not receive cash collateral from any of its fuel derivative counterparties because the net derivative asset did not exceed the respective threshold amount.

The Company considered counterparty credit risk in determining the fair value of its financial instruments. The Company considered credit risk to have a minimal impact on fair value because varying amounts of collateral are either provided by or received from United’s hedging counterparties based on current market exposure and the credit-worthiness of the counterparties.

Derivative Instruments

The following section includes additional information regarding derivative instruments not already disclosed above.

Aircraft Fuel Hedges. The Company has a risk management strategy to hedge a portion of its price risk related to projected jet fuel requirements. Jet fuel is one of the Company’s most significant operating expenses. Jet fuel is a commodity with significant price volatility. Prices fluctuate based on market expectations of supply and demand, among other factors. Increases in fuel prices may adversely impact the Company’s financial performance, operating cash flows and financial position as greater amounts of cash may be required to obtain jet fuel for operations. The Company periodically enters into derivative contracts to mitigate the adverse financial impact of potential increases in the price of jet fuel. The Company does not enter into derivative instruments for non-risk management purposes. The Company’s fuel hedges are not accounted for as fair value or cash flow hedges.

The following table presents the fuel hedge gains (losses) recognized during the periods presented and their classification in the Financial Statements.
	Mainline Fuel		Nonoperating Income (Expense)		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2009	2008	2009	2008	2009	2008
Fuel hedges (a):
Cash net gains (losses) on settled contracts	$(92)	$39	$(39)	$(22)	$(131)	$17
Non-cash net mark-to-market gains (losses)	25	(336)	34	(183)	59	(519)
Total fuel hedge gains (losses)	$(67)	$(297)	$(5)	$(205)	$(72)	$(502)

	Mainline Fuel		Nonoperating Income (Expense)		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008	2009	2008
Fuel hedges (a):
Cash net gains (losses) on settled contracts	$(491)	$102	$(215)	$(21)	$(706)	$81
Non-cash net mark-to-market gains (losses)	521	(119)	241	(162)	762	(281)
Total fuel hedge gains (losses)	$30	$(17)	$26	$(183)	$56	$(200)
____________

(a)	Fuel hedge gains (losses) are not allocated to Regional Affiliates expense.

As presented in the table below, the Company utilizes various types of hedging instruments including calls, puts, swaps, collars, 3-way collars and 4-way collars. The swaps utilized by the Company generally provide that the counterparty will pay to (receive from) United when the price of the underlying commodity is above (below) the price specified in the swap agreement. A collar involves the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. Generally, the Company’s hedge instruments are based on crude oil, heating oil or jet fuel. As of September 30, 2009, the Company’s hedge positions were primarily based on either heating oil or jet fuel. Certain of these instruments remain outstanding as of September 30, 2009, as summarized in the table below.

		Barrels hedged (in 000s)				Weighted-average crude equivalent price per barrel (a)
	Percentage of Projected Fuel Requirements	Purchased	Sold	Swaps/ Purchased	Sold	Payment Obligation	Payment Obligation	Hedge Protection	Hedge Protection
	Hedged	Puts	Puts	Calls	Calls	Ends	Begins	Begins	Ends
Fourth Quarter 2009:	%					$	$	$	$
Calls	31	-	-	4,150	-	NA	NA	66	NA
Swaps	13	-	-	1,800	-	NA	62	62	NA
Collars	1	-	300	150	-	NA	112	138	NA
3-way collars	8	-	1,425	1,050	1,050	NA	100	120	160
4-way collars	2	225	225	225	225	63	78	95	135
Total	55	225	1,950	7,375	1,275

Purchased puts	14	1,800	-	-	-	NA	NA	52	NA

Full Year 2010:
Calls	9	-	-	4,900	-	NA	NA	73	NA
Swaps	6	-	-	3,075	-	NA	74	74	NA
Collars	-	-	300	300	-	NA	93	98	NA
Total (b)	15	-	300	8,275	-
____________

(a)	Instruments in heating oil and jet fuel are converted to crude oil price equivalents.
(b)	The Company has hedged approximately 40% of its first quarter 2010 consolidated consumption.

In addition to the hedges described in the table above, the Company has entered into hedges against adverse increases in the spread between the price of crude oil and the price of refined petroleum products (referred to as a crack spread). As the Company consumes refined products, adverse increases in this spread can negatively impact the Company’s results of operations. As described above, an increase above the contract price would result in payment to United, while a decrease below the contract price would require payments by United to its counterparties.

Foreign Exchange. The Company generates revenues and incurs expenses in numerous foreign currencies. Such expenses include fuel, aircraft leases, commissions, catering, personnel expense, advertising and distribution costs, customer service expense and aircraft maintenance. Changes in foreign currency exchange rates impact the Company’s results of operations and cash flows through changes in the dollar value of foreign currency-denominated operating revenues and expenses. When management believes risk reduction can be effectively achieved, the Company may use foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates. The Company does not enter into foreign currency derivative contracts for purposes other than risk management. As of September 30, 2009, the notional amount of foreign currencies hedged with the forward contracts in U.S. dollar terms was approximately $36 million. Hedge gains (losses) were not significant in any of the periods presented in these Financial Statements. Foreign currency derivative gains and losses are classified in nonoperating expense in the Company’s Financial Statements. None of the Company’s foreign exchange contracts were designated as hedging instruments under applicable GAAP.

Fair Value of Nonfinancial Assets

The table below presents disclosures about fair value measurements of nonfinancial assets as of September 30, 2009.

		Fair Value Measurements at Reporting Date Using
(In millions)	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains/(Losses) (Level 3)
Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis:
Five B747 aircraft - nonoperating	$184	$—	$—	$184	$(19)

As discussed in Note 14, “Asset Impairments, Special Items and Intangible Assets,” the Company evaluated the fair value of these nonoperating aircraft as market conditions indicated that their then-current carrying value may not have been recoverable. The Company utilized a market approach to estimate the fair value of the nonoperating B747 aircraft. The market approach used by the Company included prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. The Company considered the current market for the aircraft, the condition of the aircraft and the expected proceeds from the sale of the assets, among other factors. The Company considers the fair value of these aircraft to be a Level 3 measurement because significant unobservable inputs, such as aircraft conditions, were considered in the fair value measurement.

As of June 30, 2009, the Company estimated the fair value of its tradenames using a discounted cash flow model. The key inputs to the discounted cash flow model were the Company’s historical and estimated future revenues, an assumed royalty rate and discount rate among others. While certain of these inputs are observable, significant judgment was required to select certain inputs from observable and unobservable market data. This fair value measurement was considered a Level 3 measurement. The decrease in fair value of the tradename was due to lower estimated revenues resulting from the weak economic environment and the Company’s capacity reductions, among other factors. Certain of the Company’s tradenames with a carrying amount of $570 million were written down to their fair value of $420 million as of June 30, 2009, resulting in an impairment charge of $150 million, which was included in earnings for the nine months ended September 30, 2009. See Note 14, “Asset Impairments, Special Items and Intangible Assets,” for additional information related to this asset impairment.

(12)	Commitments, Contingent Liabilities and Uncertainties

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

Labor Negotiations. All of United’s domestic labor contracts become amendable on or about January 1, 2010. Consistent with its contractual commitments, United served “Section 6” notices to all six of its labor unions during April 2009 to commence the collective bargaining process. Negotiations with each union began during the second quarter of 2009. During the first week of August 2009, United filed for mediation assistance in conjunction with three of its six unions, including the Air Line Pilots Association, the Association of Flight Attendants—Communication Workers of America and the International Association of Machinists and Aerospace Workers.  These filings were consistent with commitments contained in current labor contracts which provided that the parties would jointly invoke the mediation services of the National Mediation Board in the event agreements had not been reached by August 1, 2009. While the labor contracts with the International Brotherhood of Teamsters and the Professional Airline Flight Control Association also contemplate filing for mediation, the parties have agreed to continue in direct negotiations. The current contract with the International Federation of Professional and Technical Engineers does not contemplate filing for mediation. The outcome of these negotiations may materially impact the Company’s future financial results. However, it is too early in the process to assess the timing or magnitude of the impact, if any.

Bankruptcy Contingencies. The Company emerged from bankruptcy protection in 2006 pursuant to a plan of reorganization confirmed by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). The following discussion provides a summary of significant bankruptcy-related contingencies and related reserves.

There is pending litigation before the Bankruptcy Court of the U.S. District Court for the Northern District of Illinois (the “District Court”) regarding the extent to which the Los Angeles International Airport (“LAX”) municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. In 2007, the Bankruptcy Court issued its written opinion holding that the value of the security interest was approximately $33 million, which was affirmed by the District Court. On May 5, 2009, the United States Court of Appeals for the Seventh Circuit reversed the lower courts and held that LAX bondholders were entitled to a full recovery of the principal amount due on the bonds, approximately $60 million. United filed a petition for rehearing, which was subsequently denied. United accrued $60 million and $33 million (plus some accrued interest) as its estimated obligation to LAX bondholders at September 30, 2009 and December 31, 2008, respectively. In October 2009, the Company entered into a settlement agreement with the LAX bondholders and the City of Los Angeles to settle the obligation for an amount that represents the principal amount of the bonds plus some accrued interest. The settlement agreement is subject to Bankruptcy Court approval, among other contingencies.

The table below includes the Company’s estimated obligations related to the administrative and priority claims and other bankruptcy-related claim reserves including reserves related to LAX litigation and other legal, professional and tax matters, among others, for the nine months ended September 30, 2009. These reserves are primarily classified in other current liabilities in the Financial Statements.

(In millions)
Balance at December 31, 2008	$96
Payments	(34)
Accruals	30
Balance at September 30, 2009	$92

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

Given the Air Transportation Safety and System Stabilization Act of 2001, the resolution of the majority of the wrongful death and personal injury cases by settlement and the withdrawal of all related proofs of claim from the Company’s Chapter 11 reorganization, and that claimants’ recoveries are limited to insurance proceeds, the Company believes that it will have no financial exposure for claims arising out of the events of September 11, 2001.

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

Many aspects of United’s operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future environmental regulatory developments, such as those relating to climate change, in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. Some climate change laws and regulations that have gone into effect apply to United, including environmental taxes for certain international flights, limited greenhouse gas reporting requirements and land-based planning laws which could apply to airports and could affect airlines in certain circumstances. In addition, a 2009 European Union (“EU”) Directive requires EU member countries to enact legislation that would include aviation within the EU’s existing carbon emission trading scheme, effective in 2012. The legality of applying such a scheme to non-EU airlines has been widely questioned, and non-EU countries are considering filing a formal challenge to the EU’s inclusion of non-EU carriers. It is not clear whether the trading scheme would withstand any such challenge. If the scheme is found to be valid, however, it could significantly increase the costs of carriers operating in the EU, although the precise cost to United is difficult to calculate with any certainty due to a number of variables, and will depend, among other things, on United’s carbon emissions from flights to and from the EU and the price of carbon credits. Actions also may be taken in the future by the U.S. government, state governments within the U.S., foreign governments, the International Civil Aviation Organization, or by signatory countries through a new global climate change treaty to regulate the emission of greenhouse gases by the aviation industry. The precise nature of any such requirements and their applicability to United are difficult to predict, but the impact to the Company and the aviation industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

Contingent Senior Unsecured Notes. UAL is obligated to issue up to $500 million of 8% senior unsecured notes to the PBGC in up to eight equal tranches of $62.5 million upon the occurrence of certain financial triggering events. Beginning with the Company’s fiscal year ending December 31, 2009 and concluding with its fiscal year ending December 31, 2017, a triggering event may occur when, among other things, the Company’s EBITDAR exceeds $3.5 billion over a prior twelve month period. In certain circumstances, UAL common stock may be issued in lieu of issuance of the notes.

Commitments. At September 30, 2009, future commitments for the purchase of property and equipment, principally aircraft, include approximately $0.4 billion of binding commitments and $2.3 billion of nonbinding commitments. The nonbinding commitments of $2.3 billion are related to 42 A319 and A320 aircraft. These orders may be cancelled which would result in the forfeiture of $91 million of advance payments provided to the manufacturer. The Company reached an agreement with the engine manufacturer eliminating all provisions pertaining to firm commitments and support for future Airbus aircraft. While this permits future negotiations on engine pricing with any engine manufacturer, restructured aircraft manufacturer commitments have assumed that aircraft will be delivered with installed engines at list price. During the second quarter of 2008, the Company recorded an impairment charge to decrease the carrying value of the advance deposits and associated capitalized interest to zero in the Company’s Financial Statements based on the Company’s belief that it is highly unlikely that it will take future delivery of these aircraft. These aircraft purchase orders are still included in the Company’s total nonbinding commitment amount, as the Company has not formally terminated the orders. In addition, the Company has capital commitments related to its international premium travel experience product enhancement program. As of September 30, 2009, the Company’s commitments would require the payment of approximately $0.2 billion in the last three months of 2009, $0.3 billion for the combined years of 2010 and 2011, $1.3 billion for the combined years of 2012 and 2013 and $0.9 billion thereafter. Additionally, the Company has committed to purchase approximately $210 million of equipment or services from a technology vendor over a seven-year period, which is not reflected in the commitments described above.

Municipal Bond Guarantee. The Company has guaranteed interest and principal payments on $270 million of the Denver International Airport bonds, which were originally issued in 1992, but were subsequently redeemed and reissued in 2007 and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The outstanding bonds and related guarantee are not recorded in the Company’s Financial Statements at September 30, 2009 or December 31, 2008. The related lease agreement is recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the lease term.

(13) Debt Obligations and Other Financing Transactions

As of September 30, 2009 and December 31, 2008, assets with a net carrying value of $8.5 billion and $7.9 billion, respectively, principally aircraft and engines, aircraft spare parts, route authorities and Mileage Plus intangible assets were pledged under various financing and other agreements. At September 30, 2009, the Company had 21 operating, unencumbered aircraft and an additional 41 unencumbered aircraft, which were either nonoperating or part of the Company’s permanent fleet reduction plan. As described under Credit Card Processing Agreements below, in October 2009, the Company terminated a credit card processor collateral substitution agreement which will unencumber significant assets.

Amended Credit Facility and Letters of Credit

The Company has a $255 million revolving loan commitment available under Tranche A of its credit facility. The Company used $249 million and $254 million of the Tranche A commitment capacity for letters of credit at September 30, 2009 and December 31, 2008, respectively. In addition, under a separate agreement, the Company had $27 million of letters of credit issued as of September 30, 2009 and December 31, 2008.

Financing Arrangements

In January 2009, the Company completed a $94 million sale-leaseback agreement for nine aircraft. The leaseback agreement, which has a one-year term, a single one-year renewal option, and a bargain purchase option, was accounted for as a capital lease. This transaction resulted in an approximately $94 million non-cash increase to the Company’s capital lease assets and capital lease obligations. Additionally, capital lease assets increased by approximately $84 million for the deferred loss on the sale.

In January 2009, the Company amended its lease of the Chicago O’Hare International Airport cargo facility. This amendment resulted in proceeds to the Company of approximately $160 million in return for the Company’s agreement to vacate its currently leased cargo facility earlier than the lease expiration date in order for the airport authority to continue with its long-term airport modernization plan. The Company currently has not determined its future cargo plans, as the Company is not required to vacate its current facility until approximately mid-2011. The Company expects to account for this relocation payment as a lease incentive and has recorded a noncurrent deferred credit of $160 million as of September 30, 2009. Future accounting treatment of this deferred credit will be impacted by the Company’s future cargo plans. As of December 31, 2008, the Company had leasehold improvements in its current cargo facility of approximately $38 million. The Company will ratably accelerate the amortization of these assets so that they are fully amortized by the Company’s required relocation date in mid-2011.

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

On July 2, 2009, United issued $175 million aggregate principal amount of 12.75% Senior Secured Notes due 2012 (the “Notes”). The Notes were issued at a discount of $17 million from their principal amount at maturity. Interest on the principal of the Notes is payable quarterly. The Notes are secured by a lien on certain aircraft spare parts owned by United and are guaranteed by UAL. United is required to maintain certain collateral ratios including a ratio of the outstanding principal to each of the following: total collateral,  Section 1110 collateral and rotables/repairables collateral. If any of these ratios fall below the required minimum, United would be required to provide additional collateral or redeem some or all of the Notes to comply with the minimum ratio. In addition, the Notes have a mandatory pro-rata redemption requirement if certain of United’s in-service fleet falls below certain specified amounts. The Company has the right to redeem the Notes at any time. If United elects to redeem the Notes, it must pay par value, plus accrued interest, plus a potential make-whole amount. In addition, the holders can require immediate repayment of the Notes, at par value plus accrued interest, in the event of default on United’s part.

In August 2009, the Company completed a $30 million aircraft mortgage financing secured by one B777 aircraft. The financing agreement requires monthly principal and interest payments and a balloon payment upon final maturity in March 2016. Interest is based on a variable interest rate plus a margin. The Company has the right of prepayment with no penalty in certain circumstances.

In August 2009, the Company completed a $40 million sale-leaseback for five aircraft. The aircraft are being leased back over an average period of 6.5 years. These leases are considered to be capital leases resulting in an approximate $40 million increase to capital lease assets and capital lease obligations. Additionally, capital lease assets increased by approximately $13 million for the deferred loss on sale, which will be recognized over the lease term.

See Note 16, “Subsequent Events,” for information related to United’s financing transactions completed during October 2009.

Amended Credit Facility Covenants

The Company’s Amended Credit Facility requires compliance with certain covenants. Beginning with the quarter ended June 30, 2009, the Company was required to comply with a fixed charge coverage ratio, which requirement had been previously suspended in 2008. For the six month period ended September 30, 2009, the required ratio was 1.1 to 1.0. The Company was in compliance with this ratio and all of its Amended Credit Facility covenants as of September 30, 2009.

Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility unless the Company obtains a waiver of, or otherwise mitigates or cures, any such default. Additionally, the Amended Credit Facility contains a cross default provision with respect to other credit arrangements that exceed $50 million. Although the Company was in compliance with all required financial covenants as of September 30, 2009, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company’s ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

Additional details on the Company’s Amended Credit Facility covenants are available in the combined UAL and United Annual Report on Form 10-K for the year ended December 31, 2008 as updated by the Current Report on Form 8-K dated May 1, 2009 (the “2008 Annual Report”).

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

As further described in the 2008 Annual Report, the Company’s agreements with Paymentech and JPMorgan Chase Bank (collectively “Chase”) and with American Express require the Company to provide cash reserves approximately three weeks following the end of each month if the Company’s unrestricted cash, cash equivalents and short-term investments at month-end were below certain levels. In November 2008, the Company amended its agreement with Chase to provide non-cash collateral in lieu of cash reserves, effective through January 19, 2010, unless terminated earlier by the Company. In October 2009, the Company notified Chase of its intention to terminate the collateral substitution agreement which unencumbers collateral with a book value of approximately $0.7 billion which may be utilized for other liquidity initiatives. Based on the Company’s September 30, 2009 unrestricted cash balance, the Company would not be required to provide cash collateral above the current $25 million reserve balance.

Under the American Express agreement, in addition to certain other risk protections provided to American Express, the Company will be required to provide reserves if its unrestricted cash balance (as defined in the agreement) falls below $2.4 billion. Additionally, the Company also has the ability to provide non-cash collateral in lieu of cash collateral if its unrestricted cash balance is above $1.35 billion.

(14) Asset Impairments, Special Items and Intangible Assets

Impairment Testing. As of September 30, 2009, the Company reviewed the carrying values of its nonoperating B737 and B747 aircraft to assess whether the carrying values were recoverable due to the weak market for such aircraft. As a result of this testing, the B737 aircraft carrying values were determined to be recoverable; however, the carrying value of the five nonoperating B747 aircraft were reduced to a lower estimated fair value resulting in a charge of $19 million.

As of June 30, 2009, the Company performed interim impairment testing of its tradenames due to a significant decline in its unit revenues and forecasted future revenues. In addition, as of February 28, 2009, the Company performed an interim impairment test of all indefinite-lived intangible assets and certain of its definite-lived intangible assets due to events and changes in circumstances during the first quarter of 2009 that indicated an impairment might have occurred. Similarly, the Company tested its aircraft for impairment during the first quarter of 2009. The primary factor deemed by management to have constituted a potential impairment triggering event was a significant decline in unit revenues experienced in the first quarter of 2009.

Indefinite-lived intangible assets tested for impairment included tradenames, international route authorities, London-Heathrow slots and codesharing agreements. The Company utilized appropriate valuation techniques to separately estimate the fair values of all of its indefinite-lived intangible assets as of February 28, 2009, and compared those estimates to related carrying values. The methods used to test these assets were primarily income methodologies, which were based on estimated future cash flows, except for the valuation of the London-Heathrow slots, for which fair value was estimated using the market approach. The only impairment of indefinite-lived intangible assets was related to the carrying value of United’s tradenames. During the nine months ended September 30, 2009, the Company recorded an impairment charge of $150 million to decrease the carrying value of the tradenames to estimated fair value.

For purposes of testing impairment of certain definite-lived intangible assets at February 28, 2009, the Company determined whether the carrying amounts of its long-lived assets were recoverable by comparing their carrying amount to the sum of the undiscounted cash flows attributable to their use. The Company determined that the carrying value of its definite-lived intangible assets was fully recoverable based on this testing.

Similarly during 2008, the Company performed an interim impairment test of its goodwill, all intangible assets and certain of its long-lived assets (principally aircraft and related spare engines and spare parts) as of May 31, 2008 due to events and changes in circumstances during the first and second quarters of 2008 that indicated an impairment might have occurred. Factors deemed by management to have collectively constituted an impairment triggering event included record high fuel prices, significant losses in the first and second quarters of 2008, a softening U.S. economy, analyst downgrade of UAL common stock, rating agency changes in outlook for the Company’s debt instruments from stable to negative, the announcement of the planned removal from UAL’s fleet of 100 aircraft in 2008 and a significant decrease in the fair value of the Company’s outstanding equity and debt securities during the nine months ended September 30, 2008, including a decline in UAL’s market capitalization to significantly below book value.

For purposes of testing impairment of aircraft in 2009 and 2008, the Company compared the carrying amount of each aircraft fleet type to its estimated future undiscounted cash flows attributable to the fleet type. In 2009, for all but two fleet types, the Company determined that the fleet types were not impaired as estimated cash flows exceeded carrying value. For the two fleet types which had estimated undiscounted cash flows less than carrying value, the Company estimated the fair value of these fleet types and determined that the aircraft were not impaired as the estimated fair value exceeded the carrying value. The fair value of these two fleet types was estimated using a market approach.

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

As a result of this impairment testing, the Company recorded impairment charges during the three and nine months ended September 30, 2009 and 2008, as presented in the table below. All of these impairment charges are within the Mainline segment. All of the impairments other than the goodwill impairment, which is separately identified, are classified within Other impairments and special items in the Company’s Financial Statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Goodwill impairment	$-	$-	$-	$2,277
Indefinite-lived intangible assets:
Codeshare agreements	-	(16)	-	44
Tradenames	-	-	150	20
Intangible asset impairments	-	(16)	150	64
Tangible assets:
Pre-delivery advance deposits including related capitalized interest	-	-	-	105
B737 and B747 aircraft, B737 spare parts and other	19	-	19	38
Aircraft and related deposit impairments	19	-	19	143

Total impairments	$19	$(16)	$169	$2,484

Special items. Special items included charges of $24 million and $54 million during the three and nine months ended September 30, 2009, respectively, primarily related to the Company’s operational plans as discussed in Note 3, “Company Operational Plans.” In addition, the nine months ended September 30, 2009 included special charges of $27 million related to a pending legal matter which has been unresolved since the Company’s emergence from bankruptcy in 2006. See Note 12, “Commitments, Contingent Liabilities and Uncertainties,” for additional information regarding this matter.

Special charges of $7 million in both the three and nine months ended September 30, 2008 were primarily related to lease termination expense.

Intangible Assets. During the three and nine months ended September 30, 2009, the carrying value of the Company’s indefinite-lived intangible assets decreased by $18 million due to the sale of certain airport slots.

(15) Related Party Transactions

During the nine months ended September 30, 2009, UAL contributed cash of $89 million to United from the net proceeds that UAL generated from the issuance of UAL common stock, as discussed in Note 4, “Common Stockholders’ Deficit.”

(16) Subsequent Events

The Company’s management has evaluated its subsequent events for disclosure in this quarterly filing on Form 10-Q through October 21, 2009, the date on which the Financial Statements were issued, and has identified the following events.

In October 2009, United issued approximately $659 million aggregate principal amount of Pass-Through Certificates, Series 2009-1A (the “Certificates”). The transaction refinances 29 aircraft covered under an existing EETC facility and finances two previously unencumbered aircraft. United intends to use the net proceeds from the issuance of the Certificates to redeem at par all of the $568 million aggregate principal amount related to its outstanding pass-through certificates from the 2001-1 EETC issuance. This transaction will generate net proceeds to the Company, some of which was received in October 2009 and the remainder of which will be received in January 2010 when the existing EETC facility is redeemed and the Certificates are issued. The payment obligations of United under this transaction are fully and unconditionally guaranteed by UAL. The Certificates have a stated interest rate of 10.4%, payable on May 1 and November 1 of each year beginning May 1, 2010 and ending November 1, 2016. This transaction is expected to reduce principal payment obligations under the 2001-1 EETC by $218 million and $101 million in 2010 and 2011, respectively.

In October 2009, UAL issued $345 million aggregate principal amount of 6.0% Convertible Senior Notes due 2029 (the “Convertible Notes”). The Convertible Notes are unsecured and will pay interest semi-annually at an annual rate of 6% on April 15 and October 15 of each year, beginning on April 15, 2010 and ending October 15, 2029. The Convertible Notes may be converted by holders into shares of UAL’s common stock at an initial conversion rate of 115.1013 shares per $1,000 of principal, equivalent to an initial conversion price of approximately $8.69 per share. In October 2009, UAL also sold 19.0 million shares of UAL common stock in an underwritten, public offering for a price of $7.24 per share. The Company received approximately $468 million in net proceeds from the  issuance of the Convertible Notes and the 19.0 million shares of UAL common stock.

In October 2009, the Company completed total financings of $129 million with one of its regional flying partners. These financings consist of an $80 million secured note financing from its regional flying partner and an amendment to the Company’s capacity agreement with the regional flying partner that allows a $49 million deferral of future obligations under that agreement.  Interest obligations due under the secured note are at a fixed interest rate; principal and interest payments are due monthly over the ten-year secured note term but may be repaid at any time partially or in full without penalty.  The Company’s obligations under the note are secured by certain of the Company’s ground equipment and slots.  If a specified collateral ratio is not maintained, the Company must either provide additional collateral or prepay the note to increase the collateral coverage ratio to the required minimum.  Interest due on the deferral of future obligations are at a fixed rate and the principal amount must be repaid within ten years.  The Company also has the ability to repay the deferred obligations at any time partially or in full without penalty. Also, the regional carrier can require the Company to repay the deferred obligations if the Company’s unrestricted liquid assets drop below a specified dollar amount.  In addition, the capacity agreement amendment extends the lease terms on 40 aircraft presently leased from the regional flying partner and adds 13 new operating aircraft to the amended agreement.

As further discussed in Note 13, “Debt Obligations and Other Financing Transactions,” in October 2009, the Company notified Chase of its intention to terminate its collateral substitution agreement with respect to its credit card processing agreement with Chase.

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

United is one of the largest passenger airlines in the world. The Company offers approximately 3,300 flights a day to more than 200 destinations through its Mainline and United Express services, based on its flight schedule from October 2009 to October 2010. United offers approximately 1,200 average daily Mainline departures to approximately 115 destinations in 27 countries and two U.S. territories. United provides regional service, connecting primarily via United’s domestic hubs, through marketing relationships with United Express carriers, which provide approximately 2,100 average daily departures to approximately 175 destinations. United serves virtually every major market around the world, either directly or through its participation in the Star Alliance®, the world’s largest airline network.

This Quarterly Report on Form 10-Q is a combined report of UAL and United including their respective unaudited condensed consolidated financial statements (the “Financial Statements”). As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL as included within the Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (the “Footnotes”), unless otherwise noted. United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL’s assets, liabilities and operating cash flows. Therefore, the following qualitative discussion is applicable to both UAL and United, unless otherwise noted. Any significant differences between UAL and United results are separately disclosed and explained. United meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format allowed under that General Instruction.

Company Operational Plans. Since the second quarter of 2008, the Company has implemented certain operational plans to address significant unfavorable fuel price volatility, industry over-capacity and a weak economic environment. As previously discussed, the Company is reducing capacity and permanently removing 100 aircraft from its Mainline fleet by the end of 2009, including its entire B737 fleet and six B747 aircraft. As of September 30, 2009, the Company has removed 88 of these aircraft from its fleet. In addition, the Company has converted 28 of its 56 Ted aircraft into its Mainline fleet configuration as of September 30, 2009 and remaining conversions are expected to be completed by the end of 2009. See Note 3, “Company Operational Plans,” in the Footnotes for additional information. In connection with the capacity reductions discussed above, the Company is further streamlining its operations and corporate functions in order to match the size of its workforce to the reduced size of its operations. The Company’s planned total workforce reduction of approximately 9,000 positions is substantially complete. The workforce reduction occurred in 2008 and 2009 through a combination of furloughs and furlough-mitigation programs, such as early-out options.

Recent Developments.

●
In October 2009, the Company significantly enhanced its liquidity from several financing transactions including the issuance of 19.0 million shares of UAL common stock, generating gross proceeds of $138 million, and $345 million aggregate principal amount of UAL 6.0% Convertible Senior Notes due 2029. The Company’s October 2009 financings also include agreements with one of the Company’s regional flying partners that enhanced the Company’s liquidity by $129 million. In addition, the Company completed a secured aircraft financing which refinanced existing debt obligations and financed two previously unencumbered aircraft providing net proceeds to the Company in October 2009 with additional proceeds to be received in January 2010. See Liquidity and Capital Resources, below, and Note 16, “Subsequent Events,” in the Footnotes for additional information on these and other financing transactions completed in 2009.

●
Following an extensive review of multiple sites in the Chicago area, the Company selected the Willis Tower (formerly the Sears Tower) as the new location of United’s Operations Center, offering much improved workspaces, technology and other resources. United expects to occupy approximately 460,000 square feet within the Willis Tower and expects to obtain approximately $36 million of incentives and grants from the City of Chicago as well as incentives from the landlord which will primarily be applied toward leasehold improvements. The Company’s rental obligations and possession of the building will commence in late 2010. The lease, which became effective in October 2009, has an initial 15-year term with renewal options.

●
During the second quarter of 2009, the Company initiated a fleet modernization review with a request for proposal that has the potential to result in a large order of next-generation wide body and narrow body aircraft to replace its older fleet types. This process could present a unique opportunity for the Company to improve its cost structure and fleet strategy.

●
The Company has completed the upgrade of all B767 and B747 aircraft, which are used for international flights, with new first and business class premium seats, entertainment systems and other product enhancements. This new premium travel product features, among other improvements, 180-degree, lie flat beds in business class. In addition, the reconfiguration of its international B777 fleet will commence in early 2010.

●
The Company is taking appropriate actions to respond to the current economic environment as indicated by its significant capacity reductions. However, consolidated passenger revenue per available seat mile was down 15% and 14% in the three and nine months ended September 30, 2009, respectively, as compared to the comparable year-ago periods as a result of the severe global recession.

●
In July 2009, the Company announced plans to reduce its international capacity by an additional 7% during the last four months of 2009. The Company continues to monitor its capacity levels and will make additional adjustments, as appropriate.

●
The Company continues to focus on cost control through various cost savings initiatives. As shown in the table below, Mainline fuel and non-fuel unit costs decreased in the third quarter of 2009 as compared to the year-ago period. Fuel costs are mostly uncontrollable by the Company. See Results of Operations, below, for further discussion of year-over-year expense fluctuations for both the three and nine month periods ended September 30, 2009.

	Three Months Ended		2009 expense per ASM	2008 expense per ASM	% change
	September 30,		(in cents)	(in cents)	per ASM
(In millions, except unit costs)	2009	2008
Mainline ASMs	32,193	35,082			(8.2)

Mainline fuel expense	$1,064	$2,461	3.31	7.01	(52.9)
Other impairments and special items	43	(9)	0.13	(0.03)	-
Other operating expenses (a)	2,463	2,722	7.65	7.76	(1.4)
Total mainline operating expense	3,570	5,174	11.09	14.75	(24.8)
Regional affiliate expense	775	882
Consolidated operating expense	$4,345	$6,056
____________

(a)
Included in Other operating expenses for the 2009 and 2008 periods are total charges of $17 million and $14 million, respectively, which relate to the Company’s operational plans, asset sales, and other items. An itemization of these charges is included in the table below.

Continental Alliance. In 2008, United and Continental announced their plan to form a new alliance partnership that will link the airlines’ networks and services worldwide to the benefit of customers, employees and shareholders, creating new revenue opportunities, cost savings and other efficiencies.  In addition on October 27, 2009, Continental plans to join United and its 23 other partners in the Star Alliance, the most comprehensive airline alliance in the world.  On July 10, 2009, the U. S. Department of Transportation approved an application by United, Continental and eight other airlines to allow Continental to join United, Air Canada, Lufthansa and six other carriers in their already established anti-trust immunized alliance.  The immunity will enable United, Air Canada, Continental and Lufthansa to implement a joint venture covering transatlantic routings that would deliver highly competitive flight schedules, fares and service.  The European Commission and Canadian Competition Bureau are conducting separate reviews of the anticipated competitive impact of the joint venture operations within those jurisdictions.  In the U.S. market, where antitrust immunity would not apply, customers will benefit as United and Continental plan to begin broad codesharing, which eases travel for customers flying on itineraries using both carriers, and cooperation on frequent flyer programs and airport lounges, subject to regulatory notice and Continental exiting certain of its current alliance relationships.  In addition, United and Continental are also exploring opportunities to capture important cost savings in the areas of information technology, frequent flyer programs, airport operations, lounges, procurement and sales and marketing.

Continental’s and United’s route networks are highly complementary, with little overlap, so they add value to each other and to customers who are planning domestic and international travel.  Under codesharing, customers will benefit from a coordinated process for reservations/ticketing, check-in, flight connections and baggage transfer.  Frequent flyer reciprocity will allow members of Continental’s OnePass program and United’s Mileage Plus program to earn miles in their accounts when flying on either partner airline and redeem awards on both carriers.  Continental’s plans to join the Star Alliance and other planned cooperation are subject to certain regulatory and other approvals and the termination of certain contractual relationships, including the termination in October 2009 of Continental’s existing agreements with SkyTeam members that restrict its participation in another global alliance.

Summary of Financial Results. The air travel business is subject to seasonal fluctuations and, historically, the Company’s results of operations are better in the second and third quarters as compared to the first and fourth quarters of each year, since our first and fourth quarter results normally reflect weaker travel demand. The Company’s results of operations can be impacted by fuel price volatility, an outbreak of a disease impacting travel behavior, adverse weather, air traffic control delays, economic conditions and other factors in any period.

The table below highlights significant changes in the Company’s results in the three and nine months ended September 30, 2009 as compared to the year-ago period. Capacity reductions and the severe global recession significantly reduced operating revenues in 2009 as compared to 2008. Revenues were particularly impacted by a drop in business travel and premium service demand as well as by the structure of our network and international performance. This negative impact was offset by lower fuel cost, which was due to a decrease in market prices for fuel and lower consumption resulting from capacity reductions, and lower non-fuel expenses due to cost savings programs and capacity reductions. Impairment charges also had a significant impact in both the current and year-ago periods. The table below highlights that the Company, through its past and on-going cost reduction initiatives, was able to effectively manage costs in non-fuel and other areas.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Favorable(unfavorable)				Favorable(unfavorable)
(In millions)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
		(Adjusted (a))				(Adjusted (a))
UAL Information
Total revenues	$4,433	$5,565	$(1,132)	(20.3)	$12,142	$15,647	$(3,505)	(22.4)
Mainline fuel purchase cost	997	2,164	1,167	53.9	2,558	5,867	3,309	56.4
Operating non-cash fuel hedge (gains) losses	(25)	336	361	-	(521)	119	640	-
Operating cash fuel hedge (gains) losses	92	(39)	(131)	-	491	(102)	(593)	-
Regional Affiliate fuel expense (b)	222	377	155	41.1	564	1,010	446	44.2
Asset impairments and special items (see below)	43	(9)	(52)	-	250	2,491	2,241	90.0
Other operating expenses	3,016	3,227	211	6.5	8,887	9,888	1,001	10.1
Nonoperating non-cash fuel hedge (gains) losses	(34)	183	217	-	(241)	162	403	-
Nonoperating cash fuel hedge (gains) losses	39	22	(17)	(77.3)	215	21	(194)	NM
Other nonoperating expense (c)	144	94	(50)	(53.2)	396	302	(94)	(31.1)
Income tax expense (benefit)	(4)	2	6	-	(46)	(30)	16	53.3
Net loss	$(57)	$(792)	$735	92.8	$(411)	$(4,081)	$3,670	89.9
United Net loss	$(55)	$(752)	$697	92.7	$(405)	$(4,068)	$3,663	90.0
____________

(a)
As discussed in Note 2, “New Accounting Pronouncements,” in the Footnotes, certain amounts have been adjusted from the Company’s historical results due to the retrospective adoption of new accounting guidance related to accounting for certain of the Company’s convertible debt instruments.

(b)	Regional Affiliates’ fuel expense is classified as part of Regional Affiliates expense in the Company’s Financial Statements.
(c)	Includes equity in earnings of affiliates.

Details of significant items impacting the Company’s results include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008	Income statement classification
Goodwill impairment	$-	$-	$-	$2,277	Goodwill impairment

Intangible asset impairments	-	(16)	150	64
Aircraft and related deposit impairments	19	-	19	143
LAX municipal bond secured interest	-	-	27	-
Lease termination and other special items	24	7	54	7
Other impairments and special items	43	(9)	250	214	Other impairments and special items
Total asset impairments and special items	43	(9)	250	2,491

Severance	22	6	23	88	Salaries and related costs
Employee benefit obligation adjustment	-	(6)	(33)	28	Salaries and related costs
(Gain) loss on asset sales	(11)	8	(11)	8	Other operating expenses
Litigation-related settlement gain	-	-	-	(29)	Other operating expenses
Charges related to terminated/deferred projects	-	-	-	26	Purchased services
Accelerated depreciation related to aircraft groundings	6	6	38	8	Depreciation and amortization
Severance and other charges	17	14	17	129
Total asset impairments, special items and other charges	60	5	267	2,620

Net operating non-cash fuel hedge (gains) losses	(25)	336	(521)	119	Aircraft fuel
Net nonoperating non-cash fuel hedge (gains) losses	(34)	183	(241)	162	Miscellaneous, net
Total non-cash fuel hedge (gains) losses	(59)	519	(762)	281

Income tax expense (benefit) on impairments and other charges	(7)	3	(59)	(26)	Income tax benefit
Impairments and other charges (net of tax) and non-cash fuel hedge gains/losses	$(6)	$527	$(554)	$2,875

Liquidity. The following table provides a summary of UAL’s cash position at September 30, 2009 and December 31, 2008 and net cash provided (used) by operating, financing and investing activities for the nine months ended September 30, 2009 and 2008.

(In millions)	As of September 30, 2009	As of December 31, 2008
Cash and cash equivalents	$2,525	$2,039
Restricted cash	309	272
Total cash	$2,834	$2,311

	Nine Months Ended September 30,
	2009	2008
Net cash provided (used) by operating activities	$878	$(250)
Net cash provided (used) by investing activities	(52)	2,576
Net cash used by financing activities	(340)	(654)

UAL’s variation in cash flows from operations in the 2009 period as compared to the prior year was relatively consistent with its results of operations, as further described below under Results of Operations. Lower cash expenditures for fuel purchases were offset by lower cash receipts from the sale of air and cargo transportation in 2009 as compared to the 2008 period. In 2009, the Company received $160 million related to the future relocation of its Chicago O’Hare International Airport (“O’Hare”) cargo operations. This cash receipt was classified as an operating cash inflow. The Company also received $35 million from Los Angeles International Airport (“LAX”) as part of an agreement to vacate certain facilities. Decreases in the Company’s fuel hedge collateral requirements also provided operating cash of approximately $903 million in the nine months ended September 30, 2009. This benefit was substantially offset by approximately $706 million of net cash paid to counterparties for fuel derivative contract settlements and premiums in the nine months ended September 30, 2009. Cash provided by investing activities was significantly greater in the year-ago period due to the replacement of short-term investments at December 31, 2007 with cash and cash equivalents in 2008. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding collateral requirements.

The Company expects its cash flows from operations and its available capital to be sufficient to meet its operating expenses, lease obligations and debt service requirements for the near term; however, the Company’s future liquidity could be impacted by increases or decreases in fuel prices, inability to adequately increase revenues to offset high fuel prices, declines in revenue, failure to meet future debt covenants and other factors. See Liquidity and Capital Resources and Item 3. Quantitative and Qualitative Disclosures about Market Risk, below, for a discussion of these factors and the Company’s significant operating, investing and financing cash flows.

Capital Commitments. At September 30, 2009, future commitments for the purchase of property and equipment, principally aircraft, include approximately $0.4 billion of binding commitments and $2.3 billion of nonbinding commitments. The nonbinding commitments of $2.3 billion are related to 42 A319 and A320 aircraft. These orders may be cancelled which would result in the forfeiture of $91 million of advance payments provided to the manufacturer. United believes it is highly unlikely that it will take delivery of these aircraft in the future, and therefore believes it will be required to forfeit its $91 million of advance delivery deposits. Based on this determination, the Company recorded an impairment charge in the second quarter of 2008 to decrease the value of the deposits and related capitalized interest of $14 million to zero in the Company’s Financial Statements. In addition, the Company’s capital commitments include commitments related to its international premium travel experience product enhancement program. For further details, see Note 12, “Commitments, Contingent Liabilities and Uncertainties,” in the Footnotes.

Contingencies. The following discussion provides an overview of the status of contingencies identified by the Company. For further details on these matters, see Note 12, “Commitments, Contingent Liabilities and Uncertainties,” in the Footnotes.

Labor Negotiations. All of United’s domestic labor contracts become amendable on or about January 1, 2010. Consistent with its contractual commitments, United served “Section 6” notices to all six of its labor unions during April 2009 to commence the collective bargaining process. Negotiations with each union began during the second quarter of 2009. During the first week of August 2009, United filed for mediation assistance in conjunction with three of its six unions, including the Air Line Pilots Association, the Association of Flight Attendants—Communication Workers of America and the International Association of Machinists and Aerospace Workers.  These filings were consistent with commitments contained in current labor contracts which provided that the parties would jointly invoke the mediation services of the National Mediation Board in the event agreements had not been reached by August 1, 2009. While the labor contracts with the International Brotherhood of Teamsters and the Professional Airline Flight Control Association also contemplate filing for mediation, the parties have agreed to continue in direct negotiations. The current contract with the International Federation of Professional and Technical Engineers does not contemplate filing for mediation. The outcome of these negotiations may materially impact the Company’s future financial results. However, it is too early in the process to assess the timing or magnitude of the impact, if any.

Bankruptcy Contingencies. During the course of the Company’s Chapter 11 proceedings, we successfully reached settlements with most of our creditors and resolved most pending claims against the Company. The most significant unresolved bankruptcy matter is whether the LAX municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. The United States Court of Appeals of the Seventh Circuit has ruled that bondholders are entitled to a full recovery of the principal amount due on the bonds, approximately $60 million, which amount (plus some accrued interest) has been accrued by United at September 30, 2009. In October 2009, the Company entered into a settlement agreement with the LAX bondholders and the City of Los Angeles to settle the obligation for an amount that represents the principal amount of the bonds plus some accrued interest. The settlement agreement is subject to approval by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”), among other contingencies.

Municipal Bond Obligations & Off-Balance Sheet Financing. United has guaranteed $270 million of the City and County of Denver, Colorado Special Facilities Airport Revenue Bonds (United Air Lines Project) Series 2007A. These bonds are callable by United. The outstanding bonds and related guarantee are not recorded in the Company’s Financial Statements. However, the related lease agreement is accounted for on a straight-line basis resulting in a ratable accrual of the final $270 million payment over the lease term.

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

Given the Air Transportation Safety and System Stabilization Act of 2001, the resolution of the majority of the wrongful death and personal injury cases by settlement and the withdrawal of all related proofs of claim from the Company’s Chapter 11 reorganization, and that claimants’ recoveries are limited to insurance proceeds, the Company believes that it will have no financial exposure for claims arising out of the events of September 11, 2001.

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

Many aspects of United’s operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future environmental regulatory developments, such as those relating to climate change, in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. Some climate change laws and regulations that have gone into effect apply to United, including environmental taxes for certain international flights, limited greenhouse gas reporting requirements and land-based planning laws which could apply to airports and could affect airlines in certain circumstances. In addition, a 2009 European Union (“EU”) Directive requires EU member countries to enact legislation that would include aviation within the EU’s existing carbon emission trading scheme, effective in 2012. The legality of applying such a scheme to non-EU airlines has been widely questioned, and non-EU countries are considering filing a formal challenge to the EU’s inclusion of non-EU carriers. It is not clear whether the trading scheme would withstand any such challenge. If the scheme is found to be valid, however, it could significantly increase the costs of carriers operating in the EU, although the precise cost to United is difficult to calculate with any certainty due to a number of variables, and will depend, among other things, on United’s carbon emissions from flights to and from the EU and the price of carbon credits. Actions also may be taken in the future by the U.S. government, state governments within the U.S., foreign governments, the International Civil Aviation Organization, or by signatory countries through a new global climate change treaty to regulate the emission of greenhouse gases by the aviation industry. The precise nature of any such requirements and their applicability to United are difficult to predict, but the impact to the Company and the aviation industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

Results of Operations

United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. Therefore, the following discussion is applicable to both UAL and United, unless otherwise noted. There were no significant differences between UAL and United results in the 2009 or 2008 periods presented herein, except for a litigation gain recognized at UAL, but not United,  in the nine month period ended September 30, 2008 as discussed below.

Third Quarter 2009 Compared to Third Quarter 2008

As highlighted in the summary of financial results table in Overview above, UAL’s net loss of $57 million for the three months ended September 30, 2009 was a significant improvement as compared to a net loss $792 million in the year-ago period. The most significant changes were lower fuel expense, including related fuel hedge impacts and lower revenues due to capacity reductions and the severe global recession.

Operating Revenues. The table below illustrates the year-over-year percentage change in UAL and United operating revenues.

	Three Months Ended September 30,		$	%
(In millions)	2009	2008	Change	Change
Passenger—United Airlines	$3,267	$4,280	$(1,013)	(23.7)
Passenger—Regional Affiliates	844	834	10	1.2
Cargo	125	219	(94)	(42.9)
Other operating revenues	197	232	(35)	(15.1)
UAL total	$4,433	$5,565	$(1,132)	(20.3)
United total	$4,435	$5,606	$(1,171)	(20.9)

The table below presents selected UAL and United passenger revenues and operating data from our Mainline segment, broken out by geographic region and from our Regional Affiliates segment (United Express operations), expressed as third quarter period-to-period changes.

	Domestic	Pacific	Atlantic	Latin	Mainline	Regional Affiliates	Consolidated
Increase (decrease) from 2008:
Passenger revenues (in millions)	$(579)	$(260)	$(124)	$(50)	$(1,013)	$10	$(1,003)
Passenger revenues	(22.9)%	(30.0)%	(16.3)%	(40.2)%	(23.7)%	1.2%	(19.6)%
Available seat miles (“ASMs”) (a)	(10.2)%	(7.9)%	(0.3)%	(18.4)%	(8.2)%	15.3%	(5.7)%
Revenue passenger miles (“RPMs”) (b)	(8.0)%	(2.0)%	1.3%	(14.8)%	(5.4)%	19.0%	(2.9)%
Passenger revenues per ASM (“PRASM”)	(14.2)%	(23.9)%	(16.1)%	(26.7)%	(16.8)%	(12.3)%	(14.7)%
Yield (c)	(18.5)%	(24.8)%	(13.7)%	(26.8)%	(19.4)%	(15.0)%	(17.1)%
Passenger load factor (points) (d)	2.0 pts.	5.0 pts.	1.4 pts.	3.4 pts.	2.6 pts.	2.5 pts.	2.5 pts.
____________

a)	ASMs are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
b)	RPMs are the number of scheduled miles flown by revenue passengers.
c)	Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs. Yields for geographic regions exclude charter revenue and RPMs.
d)	Passenger load factor is derived by dividing RPMs by ASMs.

As with the rest of the airline industry, the Company’s decline in PRASM was driven by a precipitous decline in worldwide travel demand as a result of the severe global recession. Two factors continued to have a distinct impact on United’s revenue in the third quarter of 2009.

First, network composition played a role in overall unit revenue decline. International markets, in particular the Pacific, have experienced more significant unit revenue declines as compared to the Domestic market. Given United’s strong international network and its historic relative contribution to revenues, the Company’s results have been disproportionately impacted.

Second, while demand has declined across all geographic regions, premium and business demand has declined more significantly than leisure demand. United’s business model is strongly aligned to serve premium and business travelers, both internationally and domestically. The decrease in trips taken by business travelers, and the buy-down from premium class to economy class has caused a significant negative impact on our results of operations.

In light of the continuing poor economic environment, these two factors — network composition and decline of premium and business demand — have had and may continue to have a continuing negative impact on our results of operations.

In the third quarter of 2009, revenues for both Mainline and Regional Affiliates were negatively impacted by yield decreases of 19% and 15%, respectively, as compared to the third quarter of 2008. The yield decreases were a result of the severe global recession in 2009 and the economic factors discussed above. Mainline revenues were also negatively impacted by lower RPMs, which were largely driven by the Company’s capacity reduction as well as poor economic conditions. The decrease in Mainline RPMs was less than United’s capacity reductions, resulting in significant load factor improvement as compared to the year-ago period. Partially offsetting Regional Affiliates’ decrease in yield was a 19% increase in RPMs, driven by a 15% increase in capacity. Regional Affiliate capacity increased as we adjusted capacity on routes to market demand.

Mainline and Regional Affiliate revenues were favorably impacted in the third quarter of 2009 by an adjustment of approximately $36 million related to certain tax accruals that were previously recorded as a reduction in revenues. This adjustment was recorded as a result of new information received by the Company related to these tax matters.

Cargo revenues declined by $94 million, or 43%, in the third quarter of 2009 as compared to 2008, due to four key factors. First, United took significant industry leading steps to rationalize its capacity, with reduced international flying affecting a number of key cargo markets including Los Angeles-Hong Kong, Los Angeles-Frankfurt, San Francisco-Taipei, San Francisco-Nagoya, Chicago-Tokyo and Chicago-London. Second, as noted by recent industry statistical releases, virtually all carriers in the industry, including United, have been sharply impacted by reduced air freight and mail volumes driven by recessionary demand, with the resulting oversupply of cargo capacity putting pressure on industry pricing in nearly all markets. Additionally, some of the largest industry demand reductions occurred in the Pacific cargo market, where United has a greater exposure as compared to the Atlantic, Latin or Domestic air cargo markets. Finally, cargo revenues have been reduced as a result of lower fuel surcharges.

Operating Expenses. As discussed in Operating Revenues above, the Company (decreased) increased Mainline and Regional Affiliates capacity by (8%) and 15%, respectively, in the third quarter of 2009 as compared to the year-ago period. The Mainline capacity reductions had a significantly favorable impact on certain of the Company’s Mainline operating expenses, as further described below. Other significant fluctuations in the Company’s operating expenses are also discussed below. The table below includes data related to UAL and United operating expenses.

	Three Months Ended September 30,		$	%
(In millions)	2009	2008	Change	Change
Aircraft fuel	$1,064	$2,461	$(1,397)	(56.8)
Salaries and related costs	954	1,037	(83)	(8.0)
Regional Affiliates	775	882	(107)	(12.1)
Purchased services	279	327	(48)	(14.7)
Aircraft maintenance materials and outside repairs	253	256	(3)	(1.2)
Landing fees and other rent	226	222	4	1.8
Depreciation and amortization	220	234	(14)	(6.0)
Distribution expenses	145	181	(36)	(19.9)
Aircraft rent	88	115	(27)	(23.5)
Cost of third party sales	59	75	(16)	(21.3)
Other impairments and special items	43	(9)	52	-
Other operating expenses	239	275	(36)	(13.1)
UAL total	$4,345	$6,056	$(1,711)	(28.3)
United total	$4,345	$6,057	$(1,712)	(28.3)

The decrease in Mainline aircraft fuel expense and Regional Affiliates expense was primarily attributable to decreased market prices for jet fuel as highlighted in the table below, which presents the significant changes in Mainline and Regional Affiliate aircraft fuel cost per gallon in the three months ended September 30, 2009 as compared to the year-ago period. Lower Mainline fuel consumption due to the capacity reductions also benefited Mainline fuel expense in the third quarter of 2009 as compared to the year-ago period. See Note 11, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for additional details regarding gains/losses from settled and open positions and unrealized gains and losses at the end of the period. Derivative gains/losses are not allocated to Regional Affiliate fuel expense.

	Three Months Ended September 30,
				Average price per gallon (in cents)
(In millions, except per gallon)	2009	2008	% Change	2009	2008	% Change
Mainline fuel purchase cost	$997	$2,164	(53.9)	195.1	383.7	(49.2)
Non-cash fuel hedge (gains) losses in Mainline fuel (a)	(25)	336	-	(4.9)	59.6	-
Cash fuel hedge (gains) losses in Mainline fuel (a)	92	(39)	-	18.0	(7.0)	-
Total Mainline fuel expense	1,064	2,461	(56.8)	208.2	436.3	(52.3)
Regional Affiliates fuel expense (b)	222	377	(41.1)	211.4	405.4	(47.9)
UAL system operating fuel expense	$1,286	$2,838	(54.7)	208.8	432.0	(51.7)

Mainline fuel consumption (gallons)	511	564	(9.4)
Regional Affiliates fuel consumption (gallons)	105	93	12.9
Total fuel consumption (gallons)	616	657	(6.2)
____________

(a)	The Company incurred additional fuel hedge gains/losses which are classified in nonoperating expense as described below.
(b)	Regional Affiliate fuel costs are classified as part of Regional Affiliate expense in the Company's Financial Statements.

Salaries and related costs decreased $83 million, or 8%, in the third quarter of 2009 as compared to the year-ago period. The decrease was primarily due to the Company’s reduced workforce in 2009 compared to 2008. The Company had approximately 44,000 average full-time equivalent employees for the three months ended September 30, 2009 as compared to 49,000 average full-time equivalent employees in the year-ago period. The Company recorded $22 million of severance expense during the third quarter of 2009 related to the Company’s workforce reduction plans, while only $6 million of severance was recorded in the comparable year-ago period. In addition, the Company recorded $13 million of expense during the third quarter of 2008 related to the Company’s Success Sharing Program, none of which was recorded in the comparable 2009 period. Partially offsetting these benefits were the unfavorable impacts of average wage and benefit cost increases and a $6 million increase in expense in 2009 due to on-time performance bonuses paid to operations employee groups.

Regional Affiliates expense decreased $107 million, or 12%, during the third quarter of 2009 as compared to the same period last year, primarily due to a $155 million decrease in Regional Affiliates fuel cost, which was due to a lower average price per gallon of Regional Affiliates jet fuel in 2009 as presented in the fuel table above. The Regional Affiliates operating income was $69 million in the 2009 period, as compared to a loss of $48 million in the 2008 period. Regional Affiliates operating results improved significantly on a year-over-year basis as the benefits of increased traffic and lower fuel cost offset the yield decrease.

Purchased services decreased $48 million, or 15%, in the third quarter of 2009 as compared to the year-ago period primarily due to the Company’s operating cost savings programs and lower variable costs associated with lower Mainline capacity.

Depreciation and amortization decreased $14 million, or 6%, in the third quarter of 2009 primarily due to aircraft removed from the Company’s fleet throughout 2008 and 2009.

Distribution expenses decreased $36 million, or 20%, in the third quarter of 2009 primarily due to lower passenger revenues on lower capacity and yield driving reductions in commissions, credit card fees and global distribution services (“GDS”) fees over those in the prior year.

Cost of third party sales decreased by $16 million, or 21%, primarily due to reduced sales of engine maintenance activities.

Aircraft rent expense decreased by $27 million, or 24%, primarily as a result of the Company’s operational plans to retire its entire fleet of B737 aircraft, some of which were financed through operating leases.

In the third quarter of 2009, the Company recorded special charges of $24 million related to aircraft lease terminations and $19 million to reduce the carrying value of the Company’s five nonoperating B747 aircraft to their estimated net realizable value. In the three months ended September 30, 2008, the Company recorded intangible asset impairment adjustments of $16 million. The special charges and impairments relate to the Mainline segment and are classified within Other impairments and special items in the Company’s Financial Statements. See Note 11, “Fair Value Measurements and Derivative Instruments” and Note 14, “Asset Impairments, Special Items and Intangible Assets,” in the Footnotes for additional information.

In the third quarter of 2009, other operating expenses decreased by $36 million, or 13%, as compared to the 2008 period due to the Company’s cost savings initiatives and lower variable expenses due to reduced capacity in the 2009 period as compared to year-ago period.

Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Three Months Ended September 30,		Favorable/(Unfavorable) Change
(In millions)	2009	2008	$	%
		(Adjusted)
Interest expense	$(146)	$(144)	$(2)	(1.4)
Interest income	3	24	(21)	(87.5)
Interest capitalized	3	6	(3)	(50.0)
Miscellaneous, net:
Non-cash fuel hedge gains (losses)	34	(183)	217	-
Cash fuel hedge losses	(39)	(22)	(17)	(77.3)
Other miscellaneous, net	(5)	19	(24)	-
UAL total	$(150)	$(300)	$150	50.0
United total	$(150)	$(299)	$149	49.8

The $21 million decrease in interest income was primarily related to reduced investment yields resulting from lower market rates, as well as lower cash and short-term investment balances.

In the third quarter of 2008, the Company recorded significant mark-to-market losses due to the impact of fuel price decreases on those fuel hedge derivatives that are classified in Miscellaneous, net. The Company subsequently entered into new derivative positions to reduce its exposure to future price declines. In addition, as of September 30, 2009 the Company has a relatively small position of fuel derivatives that are classified within Miscellaneous, net. See Note 11, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for information related to the Company’s fuel hedge gains (losses) which are classified as nonoperating income (expense).

First Nine Months of  2009 Compared to First Nine Months of 2008

As highlighted in the summary of financial results table in Overview above, UAL’s net loss for the nine months ended September 30, 2009 was $411 million as compared to a net loss of $4.1 billion in the year-ago period. The most significant changes were lower fuel expense, including related fuel hedge impacts, lower revenues due to capacity reductions and lower yields from the severe global recession, and lower impairment charges in 2009 as compared to the $2.5 billion of asset impairment charges recorded during 2008.

Operating Revenues. The table below illustrates the year-over-year percentage change in UAL and United operating revenues.

	Nine Months Ended September 30,		$	%
(In millions)	2009	2008	Change	Change
Passenger—United Airlines	$8,909	$11,924	$(3,015)	(25.3)
Passenger—Regional Affiliates	2,252	2,346	(94)	(4.0)
Cargo	370	674	(304)	(45.1)
Other operating revenues	611	703	(92)	(13.1)
UAL total	$12,142	$15,647	$(3,505)	(22.4)
United total	$12,149	$15,688	$(3,539)	(22.6)

The table below presents selected UAL and United passenger revenues and operating data from our Mainline segment, broken out by geographic region and from our Regional Affiliates segment, expressed as first nine month period-to-period changes.

	Domestic	Pacific	Atlantic	Latin	Mainline	Regional Affiliates	Consolidated
Increase (decrease) from 2008:
Passenger revenues (in millions)	$(1,652)	$(805)	$(396)	$(162)	$(3,015)	$(94)	$(3,109)
Passenger revenues	(23.6)%	(32.6)%	(19.5)%	(39.1)%	(25.3)%	(4.0)%	(21.8)%
Available seat miles (“ASMs”)	(12.0)%	(12.3)%	(2.5)%	(17.3)%	(10.7)%	9.3%	(8.6)%
Revenue passenger miles (“RPMs”)	(10.8)%	(13.5)%	(3.9)%	(20.6)%	(10.6)%	11.7%	(8.4)%
Passenger revenues per ASM (“PRASM”)	(13.1)%	(23.1)%	(17.5)%	(26.4)%	(16.4)%	(12.2)%	(14.4)%
Yield	(17.2)%	(17.4)%	(12.3)%	(18.1)%	(16.5)%	(14.0)%	(14.6)%
Passenger load factor (points)	1.3 pts.	(1.1) pts.	(1.2) pts.	(3.1) pts.	0.1 pts.	1.6 pts.	0.2 pts.

As with the rest of the airline industry, the Company’s decline in PRASM was driven by a precipitous decline in worldwide travel demand as a result of the global recession. As further discussed in Third Quarter 2009 Compared to Third Quarter 2008, above, in light of the current poor economic environment, two factors — network composition and the decline of premium and business demand have had, and may continue to have, a negative impact on the Company’s results of operations.

In the first nine months of 2009, revenues for both Mainline and Regional Affiliates were negatively impacted by yield decreases of 17% and 14%, respectively, as compared to the first nine months of 2008. The yield decreases were a result of the weak economic environment in 2009 and the economic factors discussed above. Mainline revenues were also negatively impacted by lower RPMs, which were largely driven by the Company’s capacity reductions and by the severe global recession. Partially offsetting Regional Affiliates’ decrease in yield was a 12% increase in RPMs, driven by a 9% increase in capacity. Regional Affiliates capacity increased as we adjusted capacity on routes to market demand.

As discussed in Third Quarter 2009 Compared to Third Quarter 2008, above, Mainline and Regional Affiliate revenues were favorably impacted by a tax-related adjustment during 2009.

Cargo revenues declined by $304 million, or 45%, in the nine months ended September 30, 2009 as compared to 2008, due to various factors as discussed above under Third Quarter 2009 Compared to Third Quarter 2008.

Operating Expenses. As discussed in Operating Revenues, above, the Company (decreased) increased Mainline and Regional Affiliate capacity by (11%) and 9%, respectively, in the first nine months of 2009 as compared to the year-ago period. The Mainline capacity reductions had a significant favorable impact on certain of the Company’s Mainline operating expenses, as further described below. Other significant fluctuations in the Company’s operating expenses are also discussed below. The table below includes data related to UAL and United operating expenses.

	Nine Months Ended September 30,		$	%
(In millions)	2009	2008	Change	Change
Salaries and related costs	$2,838	$3,262	$(424)	(13.0)
Aircraft fuel	2,528	5,884	(3,356)	(57.0)
Regional Affiliates	2,154	2,508	(354)	(14.1)
Purchased services	852	1,047	(195)	(18.6)
Aircraft maintenance materials and outside repairs	718	868	(150)	(17.3)
Landing fees and other rent	676	651	25	3.8
Depreciation and amortization	675	670	5	0.7
Distribution expenses	402	558	(156)	(28.0)
Aircraft rent	265	314	(49)	(15.6)
Cost of third party sales	172	204	(32)	(15.7)
Goodwill impairment	-	2,277	(2,277)	(100.0)
Other impairments and special items	250	214	36	16.8
Other operating expenses	699	816	(117)	(14.3)
UAL total (a)	$12,229	$19,273	$(7,044)	(36.5)
United total (a)	$12,230	$19,302	$(7,072)	(36.6)
____________

(a)
The difference between UAL and United operating expenses in the 2008 period is primarily due to a $29 million gain recorded at UAL for a litigation settlement resulting in reduced Other operating expenses.

Salaries and related costs decreased $424 million, or 13%, for the nine months ended September 30, 2009 as compared to the year-ago period. The decrease was primarily due to the Company’s reduced workforce in 2009 compared to 2008, as discussed in Third Quarter 2009 Compared to Third Quarter 2008, above. A $65 million decrease in severance expense related to the Company’s operational plans and a $61 million year-over-year benefit due to changes in employee benefits accruals also contributed to the year-over-year decrease in Salaries and related costs. Salaries and related costs also decreased by $26 million due to the Company’s Success Sharing Program. The Company has not recorded any expense for this plan in 2009. Partially offsetting these benefits were the unfavorable impacts of average wage and benefit cost increases and a $23 million increase in expense in 2009 due to on-time performance bonuses paid to operations employee groups.

The decrease in aircraft fuel expense and Regional Affiliates expense was primarily attributable to decreased market prices for jet fuel as highlighted in the table below, which presents the significant changes in Mainline and Regional Affiliate aircraft fuel cost per gallon in the nine months ended September 30, 2009 as compared to the year-ago period. Lower Mainline fuel consumption due to the capacity reductions also benefited Mainline fuel expense in the nine months ended September 30, 2009 as compared to the year-ago period. See Note 11, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for additional details regarding gains/losses from settled and open positions and unrealized gains and losses at the end of the period. Derivative gains/losses are not allocated to Regional Affiliate fuel expense.

	Nine Months Ended September 30,
				Average price per gallon (in cents)
(In millions, except per gallon)	2009	2008	% Change	2009	2008	% Change
Mainline fuel purchase cost	$2,558	$5,867	(56.4)	172.8	347.0	(50.2)
Non-cash fuel hedge (gains) losses in Mainline fuel (a)	(521)	119	-	(35.2)	7.0	-
Cash fuel hedge (gains) losses in Mainline fuel (a)	491	(102)	-	33.2	(6.0)	-
Total Mainline fuel expense	2,528	5,884	(57.0)	170.8	348.0	(50.9)
Regional Affiliates fuel expense (b)	564	1,010	(44.2)	191.8	362.0	(47.0)
UAL system operating fuel expense	$3,092	$6,894	(55.1)	174.3	349.9	(50.2)

Mainline fuel consumption (gallons)	1,480	1,691	(12.5)
Regional Affiliates fuel consumption (gallons)	294	279	5.4
Total fuel consumption (gallons)	1,774	1,970	(9.9)
____________

(a)	The Company incurred fuel hedge gains/losses which are classified in nonoperating expense as described below.
(b)	Regional Affiliate fuel costs are classified as part of Regional Affiliate expense in the Company's Financial Statements.

Regional Affiliates expense decreased $354 million, or 14%, during the nine months ended September 30, 2009 as compared to the same period last year, primarily due to a $446 million decrease in Regional Affiliates fuel cost, which was due to a higher average price per gallon of Regional Affiliates jet fuel in 2008 as presented in the fuel table above. Partially offsetting the fuel price benefit was increased fuel consumption as a result of the increase in Regional Affiliate capacity. Increased rent payments to Regional Affiliates as a result of increased capacity partially offset the net fuel benefit. The Regional Affiliates operating income was $98 million in the 2009 period, as compared to a loss of $162 million in the 2008 period. Regional Affiliates operating results improved significantly on a year-over-year basis as the benefits of increased traffic and lower fuel cost offset the yield decrease.

Purchased services decreased $195 million, or 19%, in the first nine months of 2009 as compared to the year-ago period primarily due to the Company’s operating cost savings programs and lower variable costs associated with lower Mainline capacity.

During the nine months ended September 30, 2009, aircraft maintenance materials and outside repairs decreased by $150 million, or 17%, as compared to the prior year primarily due to a lower volume of engine and airframe maintenance expense as a result of the Company’s planned early retirement of 100 aircraft from its operating fleet and the timing of maintenance on other fleet types.

Landing fees and other rent increased $25 million, or 4%, in the nine months ended September 30, 2009 as compared to the year-ago period primarily due to higher rates and unfavorable differences in the timing and amount of the annual airport credits.

Distribution expenses decreased $156 million, or 28%, in the nine months ended September 30, 2009 primarily due to lower passenger revenues on lower capacity and yields driving reductions in commissions, credit card fees and GDS fees over those in the prior year. The Company has also implemented several operating cost savings programs for both commissions and GDS fees which are producing realized savings in the current year.

Aircraft rent expense decreased by $49 million, or 16%, primarily as a result of the Company’s operational plans to retire its entire fleet of B737 aircraft, some of which were financed through operating leases.

In the nine months ended September 30, 2009, the Company recorded special charges of $27 million related to a litigation settlement, $54 million primarily related to aircraft lease terminations and $19 million related to a nonoperating B747 aircraft impairment. In addition, the Company recorded a $150 million intangible asset impairment to decrease the value of United tradenames. A significant factor in the lower fair value of the tradenames was a decrease in estimated future revenues due to the weak economic environment and the Company’s capacity reductions, among other factors. In the nine months ended September 30, 2008, the Company incurred asset impairment charges of $2.5 billion, as shown in the table below. All special charges and impairments relate to the Mainline segment and the non-goodwill impairment charges are classified within Other impairments and special items in the Company’s Financial Statements. See Note 11, “Fair Value Measurements and Derivative Instruments” and Note 14, “Asset Impairments, Special Items and Intangible Assets,”  in the Footnotes for additional information.

	Nine Months Ended
	September 30,
(In millions)	2009	2008
Goodwill impairment	$-	$2,277
Indefinite-lived intangible assets:
Codeshare agreements	-	44
Tradenames	150	20
Intangible asset impairments	150	64
Tangible assets:
Pre-delivery advance deposits including related capitalized interest	-	105
B737 and B747 aircraft, B737 spare parts and other	19	38
Aircraft and related deposit impairments	19	143
Total impairments	$169	$2,484

In the first nine months of 2009, other operating expenses decreased by $117 million, or 14%, as compared to the 2008 period due to the Company’s cost savings initiatives and lower variable expenses due to reduced capacity in the 2009 period as compared to year-ago period. UAL recorded a gain of $29 million for a litigation settlement resulting in a reduction of other operating expenses during the nine months ended September 30, 2008.

Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Nine Months Ended September 30,		Favorable/(Unfavorable) Change
(In millions)	2009	2008	$	%
		(Adjusted)
Interest expense	$(415)	(428)	$13	3.0
Interest income	15	100	(85)	(85.0)
Interest capitalized	8	16	(8)	(50.0)
Miscellaneous, net:
Non-cash fuel hedge gains (losses)	241	(162)	403	-
Cash fuel hedge losses	(215	(21)	(194)	NM
Other miscellaneous, net	(7)	6	(13)	-
UAL total	$(373)	(489)	$116	23.7
United total	$(373)	(488	$115	23.6

UAL interest expense decreased $13 million, or 3%, in the nine months ended September 30, 2009 as compared to the year-ago period primarily due to lower interest rates on the Company’s variable-rate borrowings. The decrease in interest expense was more than offset by an $85 million decrease in interest income due to reduced investment yields resulting from lower market rates, as well as lower cash and short-term investment balances.

Total hedge losses included in Miscellaneous, net in the 2008 period were significantly greater than the net gain in the 2009 period due to the adverse impact of 2008 market price declines on the Company’s fuel hedge portfolio. In addition, as of September 30, 2009 the Company has a relatively small position of fuel derivatives that are classified within Miscellaneous, net. See Note 11, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for further information related to fuel hedges.

Income Taxes. In the nine months ended September 30, 2009, the Company recorded a tax benefit of $46 million which was mostly related to its intangible asset impairment discussed above. In 2008, the Company recorded a tax benefit of $30 million primarily due to the reversal of certain deferred tax liabilities related to indefinite-lived intangible assets established as part of fresh-start reporting when the Company emerged from bankruptcy. This reversal was recorded as a result of indefinite-lived intangible asset impairments. See Note 7, “Income Taxes,” in the Footnotes for additional information.

Liquidity and Capital Resources

As of the date of this Form 10-Q, the Company believes it has sufficient liquidity to fund its operations for the near-term, including funding for scheduled repayments of debt and capital lease obligations, capital expenditures, cash deposits required under fuel hedge contracts and other contractual obligations. We expect to meet our near-term liquidity needs from cash flows from operations, cash and cash equivalents on hand, proceeds from new financing arrangements using unencumbered assets and proceeds from aircraft sales and sales of other assets, among other sources. While the Company expects to meet its near-term cash requirements, our ability to do so could be impacted by many factors including, but not limited to, the following:

●
Higher jet fuel prices and the cost and effectiveness of hedging jet fuel prices may require the use of significant liquidity in future periods. The Company may hedge against future price increases using calls, collar-strategies, fixed price swaps or other derivative instruments and structures. The Company has been, and may in the future be, required to make significant payments at the settlement dates of the hedge contracts if the settlement price is below the floor price of the collars or the fixed swap price. Furthermore, the Company has been, and may in the future be, further required to provide counterparties with additional cash collateral prior to such settlement dates. While the Company’s results of operations benefit from lower fuel prices on its unhedged fuel consumption, the Company may not realize the full benefit of lower fuel prices due to unfavorable fuel hedge cash settlements. See Note 11, “Fair Value Measurements and Derivative Instruments,” in the Footnotes, as well as Item 3. Quantitative and Qualitative Disclosures Above Market Risk, for further information regarding the Company’s fuel derivative instruments.

●
Poor general economic conditions have had, and may in the future continue to have, a significant adverse impact on travel demand, which has resulted in decreased revenues and may adversely affect revenues in future periods. In addition, the Company’s current operational plans to address the severe weakness of the global economy may not be successful in improving its results of operations and liquidity.

●
A significant increase in future cash reserve requirements by the Company’s credit card processors could materially reduce the Company’s liquidity. As of September 30, 2009, the Company had cash reserves under credit card processing agreements of $74 million, which are classified as current restricted cash in the accompanying Financial Statements.

●
Our high level of indebtedness, our non-investment grade credit rating, the current poor credit market conditions and the nature of the Company’s remaining assets available as collateral for financings are factors that, in the aggregate, may limit the Company’s ability to raise capital to meet liquidity needs and/or may increase its cost of borrowing.

●
Due to the factors above, and other factors, we may be unable to comply with our Amended Credit Facility covenant that currently requires the Company to maintain an unrestricted cash balance of $1.0 billion and also requires the Company to maintain a minimum ratio of EBITDAR to fixed charges. If the Company does not comply with these covenants, the lenders may accelerate repayment of these debt obligations, which would have a material adverse impact on the Company’s financial position and liquidity.

●
If a default occurs under our Amended Credit Facility or other debt obligations, the cost to cure any such default may materially and adversely impact our financial position and liquidity, and no assurance can be provided that such a default will be mitigated or cured.

UAL’s cash and restricted cash balance was $2.8 billion at September 30, 2009. In addition, the Company has recently taken actions to improve its liquidity, and believes it will continue to access additional capital or improve its liquidity, as described below.

●
The Company received proceeds of approximately $0.8 billion in the nine months ended September 30, 2009 from financing agreements, UAL common stock sales, asset sales and other transactions. In October 2009, the Company completed  additional financing transactions to enhance its liquidity, as described below. One of these transactions reduced the Company’s  scheduled 2010 and 2011 debt payments by $218 million and $101 million, respectively.

●
As of September 30, 2009, the Company has approximately $0.9 billion of unencumbered aircraft and other assets that may be sold or otherwise used as collateral to obtain additional financing. As described under Credit Card Processing Agreements below, in October 2009 the Company gave notice to cancel its collateral substitution agreement with one of its credit card processors. As a result of this cancellation, aircraft with a book value of approximately $0.7 billion will be available to the Company for liquidity initiatives. This increase in available collateral was partially offset by additional collateral provided in the October 2009 financing transactions described herein.

●
The Company is taking aggressive actions to right-size its business including significant capacity reductions, disposition of underperforming assets and a large workforce reduction, among other actions to improve financial performance.

The Company’s prior success in raising capital to meet its liquidity needs does not guarantee that the Company will continue to be successful in such efforts going forward.

Cash Position. As of September 30, 2009, the Company’s cash and cash equivalents is invested in money market funds of which 28% is in funds that invest in U.S. treasury securities and 72% is in funds that are AAA-rated or have AAA-rated fund characteristics but have yet to be rated. The following table provides a summary of UAL’s net cash provided (used) by operating, financing and investing activities for the nine months ended September 30, 2009 and 2008 and total cash position at September 30, 2009 and December 31, 2008.

	Nine Months Ended September 30,
(In millions)	2009	2008
Net cash provided (used) by operating activities	$878	$(250)
Net cash provided (used) by investing activities	(52)	2,576
Net cash used by financing activities	(340)	(654)

	As of September 30, 2009	As of December 31, 2008
Cash and cash equivalents	$2,525	$2,039
Restricted cash	309	272
Total cash	$2,834	$2,311

2009 and 2008 Sources and Uses of Cash

Operating Activities. UAL’s cash from operations increased by approximately $1.1 billion in the nine months ended September 30, 2009, as compared to the year-ago period. This improvement was primarily due to decreased cash required for aircraft fuel purchases as Mainline and Regional Affiliate fuel purchase costs decreased $3.8 billion in the 2009 period as compared to the 2008 period. Decreases in the Company’s fuel hedge collateral requirements also provided operating cash of approximately $903 million in the nine months ended September 30, 2009. In addition, in the first nine months of 2009, the Company received $160 million related to the future relocation of its O’Hare cargo facility as further discussed in Note 13, “Debt Obligations and Other Financing Transactions,” in the Footnotes.

These operating  cash flow benefits were partially offset by a decrease in operating cash flow due to lower sales, as discussed in Results of Operations, above, and approximately $706 million of payments to counterparties for fuel derivative contract settlements and premiums. The decrease in cash from advance ticket sales of $188 million in the first nine months of 2009, as compared to the same period in the prior year, was primarily due to lower sales of future air transportation in 2009 due to the weak economic environment and the Company’s capacity reductions.

Investing Activities. Net sales of short-term investments provided cash of $2.3 billion to UAL in the 2008 period. In 2009 and 2008, the Company invested most of its excess cash in money market funds as compared to significant available cash invested in short-term investments at December 31, 2007. The sale of these short-term investments throughout 2008 generated significant investing cash flows in the 2008 period. UAL’s capital expenditures were $230 million and $384 million in 2009 and 2008, respectively. Capital expenditures decreased significantly in the 2009 period as compared to the year-ago period because the Company acquired nine aircraft during the 2008 period and the Company has limited its spending in 2009 by focusing its capital resources only on its highest-value projects due to current economic conditions. The 2008 aircraft acquisitions were completed pursuant to existing lease terms and were acquired through pre-funded lease deposits, as described below.

 In 2009, the Company received investing cash flows of $135 million from two sale-leaseback agreements. These transactions were accounted for as capital leases, resulting in non-cash increases to capital lease assets and capital lease obligations during 2009. Other asset sales, including airport slot sales, generated proceeds of $77 million and $43 million during the nine months ended September 30, 2009 and 2008, respectively. The 2008 period included proceeds of $59 million from a sale-leaseback transaction.

Financing Activities. The following are significant financing activities by the Company in 2009 and 2008:

2009

During the first nine months of 2009, the Company generated gross proceeds of approximately $400 million from financing transactions as follows:

●	$158 million from the issuance of senior secured notes secured by certain aircraft spare parts;
●	$134 million mortgage financing which is secured by certain of the Company’s spare engines;
●	$90 million from the issuance of UAL common stock; and
●	$30 million of financing secured by one aircraft.

The proceeds from these transactions were more than offset by $762 million used for scheduled long-term debt and capital lease payments during the same period.

2008

In July 2008, United completed a $241 million credit agreement secured by 26 of the Company’s owned and mortgaged A319 and A320 aircraft. This agreement did not change the number of the Company’s unencumbered aircraft as the Company used available equity in these previously owned and mortgaged aircraft as collateral for this financing. In addition, United entered into an $84 million loan agreement in June 2008 secured by three aircraft, including two Airbus A320 and one Boeing B777. Borrowings under both agreements were at a variable interest rate based on LIBOR plus a margin.

These proceeds were more than offset by the following uses of cash:

●	$253 million was used by the Company for UAL’s special distribution to its common stockholders in January 2008;
●	In May 2008, United used cash of $109 million in connection with an amendment to its Amended Credit Facility, as further discussed below;
●
Capital expenditures were $335 million in the first nine months of 2008, during which time the Company acquired nine aircraft that were being operated under existing capital leases. These aircraft were acquired pursuant to existing lease terms. Aircraft lease deposits of $154 million provided financing cash that was utilized by the Company to make the final payments due under these lease obligations.  These aircraft were previously recorded as capital lease assets and are now owned assets; and

●	The Company used cash of $765 million during the nine months ended September 30, 2008 for scheduled long-term debt and capital lease payments.

See Note 13, “Debt Obligations and Other Financing Transactions” in the Footnotes for additional information.

October 2009 Financing Transactions. The following significant financing transactions were completed in October 2009. See Note 16, “Subsequent Events,” in the Footnotes for additional information related to these transactions.

●
United issued approximately $659 million aggregate principal amount of Pass Through Certificates, Series 2009-1A to finance 31 aircraft owned by United. The proceeds from this transaction will be used to refinance 29 aircraft financed by an existing EETC facility. This aircraft financing is expected to be completed in January 2010 when the notes under the existing EETC facility are redeemed. The transaction also financed two previously unencumbered aircraft and will significantly reduce 2010 and 2011 debt maturities, as described above;

●	UAL issued $345 million principal amount of 6% Convertible Senior Notes;
●	UAL sold 19.0 million shares of UAL common stock in an underwritten, public offering for a price of $7.24 per share, generating net proceeds of approximately $132 million; and
●	The Company entered into a $129 million financing with one of its regional flying partners.

Other Liquidity and Capital Resources. At September 30, 2009, the Company had 21 operating, unencumbered aircraft and an additional 41 unencumbered aircraft, which were either nonoperating or part of the Company’s permanent fleet reduction plan. As of September 30, 2009 and December 31, 2008, assets with net book values of $8.5 billion and $7.9 billion, respectively, principally aircraft, spare engines, aircraft spare parts, route authorities and Mileage Plus intangible assets were pledged under various loan and other agreements. After giving effect to the October 2009 financings described above and the termination of the collateral substitution agreement with one of the Company's credit card processors, the book value of the Company’s encumbered assets will decrease to approximately $7.9 billion.

The Company has a $255 million revolving loan commitment available under Tranche A of its Amended Credit Facility. As of September 30, 2009 and December 31, 2008, the Company had used $249 million and $254 million, respectively, of the Tranche A commitment capacity for letters of credit. In addition, under a separate agreement, the Company had $27 million of letters of credit issued as of  September 30, 2009 and December 31, 2008.

The Company may, from time to time, make open market purchases of certain of its debt securities or other financing instruments depending on, among other factors, favorable market conditions and the Company’s liquidity position.

In October 2009, the Company completed the $200 million ongoing equity offering program which the Company began in December 2008 and which resulted in aggregate net proceeds under the program of approximately $196 million after deducting related expenses.

Credit Ratings. As of September 30, 2009 and December 31, 2008, the Company had a corporate credit rating of B- (outlook negative) from Standard and Poor’s (“S&P”) and a corporate family rating of “Caa1” from Moody’s Investor Services. During the second quarter of 2009, Fitch had lowered UAL’s issuer default rating to “CCC” from “B-.” In addition, early in the third quarter of 2009, S&P placed the Company on CreditWatch Negative due to revenue and liquidity concerns. In October 2009, S&P removed the Company from the CreditWatch Negative listing due to an improvement in the Company’s liquidity position since the end of the second quarter. These credit ratings are below investment grade levels.

Amended Credit Facility Covenants. The Company’s Amended Credit Facility requires compliance with certain covenants. Beginning with the quarter ended June 30, 2009, the Company was again required to comply with a fixed charge coverage ratio, which requirement had been previously suspended in 2008. For the six month period ended September 30, 2009, the required ratio was 1.1 to 1.0. The Company was in compliance with this ratio and all of its Amended Credit Facility covenants as of September 30, 2009.

Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility unless the Company obtains a waiver of, or otherwise mitigates or cures, any such default. Additionally, the Amended Credit Facility contains a cross default provision with respect to other credit arrangements that exceed $50 million. Although the Company was in compliance with all required financial covenants as of September 30, 2009, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company’s ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

Additional details on the Company’s Amended Credit Facility covenants are available in the combined UAL and United Annual Report on Form 10-K for the year ended December 31, 2008 as updated by the Current Report on Form 8-K dated May 1, 2009 (the “2008 Annual Report”).

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

As further described in the 2008 Annual Report, the Company’s agreements with Paymentech and JPMorgan Chase Bank (collectively “Chase”) and with American Express require the Company to provide cash reserves approximately three weeks following the end of each month if the Company’s unrestricted cash, cash equivalents and short-term investments at month-end were below certain levels. In November 2008, the Company amended its agreement with Chase to provide non-cash collateral in lieu of cash reserves, effective through January 19, 2010, unless terminated earlier by the Company. In October 2009, the Company notified Chase of its intention to terminate the collateral substitution agreement which unencumbers collateral with a book value of  approximately $0.7 billion which may be utilized for other liquidity initiatives. Based on the Company’s September 30, 2009 unrestricted cash balance, the Company would not be required to provide cash collateral above the current $25 million reserve balance.

Under the American Express agreement, in addition to certain other risk protections provided to American Express, the Company will be required to provide reserves if its unrestricted cash balance (as defined in the agreement) falls below $2.4 billion. Additionally, under certain circumstances, the Company also has the ability to provide non-cash collateral in lieu of cash collateral if its unrestricted cash balance is above $1.35 billion.

Critical Accounting Policies

See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Annual Report for a detailed discussion of the Company’s critical accounting policies.

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

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our Amended Credit Facility and other financing arrangements; the costs and availability of financing; our ability to maintain adequate liquidity; our ability to execute our operational plans; our ability to control our costs, including recognizing benefits from our resource optimization efforts and cost reduction initiatives; our ability to utilize our net operating losses; our ability to attract and retain customers; demand for transportation in the markets in which we operate; an outbreak of a disease that affects travel demand or travel behavior; the demand for travel and the impact the economic recession has on customer travel patterns; the increasing reliance on enhanced video-conferencing and other technology as a means of conducting virtual meetings; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aviation fuel and refining capacity in relevant markets); our ability to cost-effectively hedge against increases in the price of aviation fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aviation and other insurance; the costs associated with security measures and practices; industry consolidation; competitive pressures on pricing and on demand; capacity decisions of United and/or our competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements); labor costs; our ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under the caption “Risk Factors” in Item 1A. of the 2008 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports we file with U.S. Securities and Exchange Commission (“SEC”). Consequently, forward-looking statements should not be regarded as representations or warranties by UAL or United that such matters will be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The discussion below describes changes in our market risks since December 31, 2008. For additional information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2008 Annual Report. See Note 11, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for further information related to the Company’s fuel and foreign currency hedge positions.

Commodity Price Risk (Jet Fuel)—Our results of operations and liquidity may be materially impacted by changes in the price of aircraft fuel and other oil-related commodities and related derivative instruments. When market conditions indicate risk reduction is achievable, United may use commodity option contracts or other derivative instruments to reduce its price risk exposure to jet fuel. The Company’s derivative positions are typically comprised of crude oil, heating oil and jet fuel derivatives. The derivative instruments are designed to provide protection against increases in the price of aircraft fuel. Some derivative instruments may result in hedging losses if the underlying commodity prices drop below specified floors; however, the negative impact of these losses may be offset by the benefit of lower jet fuel acquisition cost. United may adjust its hedging program based on changes in market conditions. At September 30, 2009, the fair value of United’s fuel derivative instruments was a net receivable of $31 million, as compared to a net payable of $727 million at December 31, 2008.

As of September 30, 2009, the Company hedged its forecasted consolidated fuel consumption as shown in the table below.

		Barrels hedged (in 000s)				Weighted-average crude equivalent price per barrel (a)
	Percentage of Projected Fuel Requirements Hedged	Purchased Puts	Sold Puts	Swaps/ Purchased Calls	Sold Calls	Payment Obligation Ends	Payment Obligation Begins	Hedge Protection Begins	Hedge Protection Ends
Fourth Quarter 2009:	%					$	$	$	$
Calls	31	-	-	4,150	-	NA	NA	66	NA
Swaps	13	-	-	1,800	-	NA	62	62	NA
Collars	1	-	300	150	-	NA	112	138	NA
3-way collars	8	-	1,425	1,050	1,050	NA	100	120	160
4-way collars	2	225	225	225	225	63	78	95	135
Total	55	225	1,950	7,375	1,275

Purchased puts	14	1,800	-	-	-	NA	NA	52	NA

Full Year 2010:
Calls	9	-	-	4,900	-	NA	NA	73	NA
Swaps	6	-	-	3,075	-	NA	74	74	NA
Collars	-	-	300	300	-	NA	93	98	NA
Total (b)	15	-	300	8,275	-
_________

(a)	Instruments in heating oil and jet fuel are converted to crude oil price equivalents.
(b)	The Company has hedged approximately 40% of its first quarter 2010 consolidated consumption.

In addition to the hedges described in the table above, the Company has entered into hedges against adverse increases in the spread between the price of crude oil and the price of refined petroleum products (referred to as a crack spread). As the Company consumes refined products, adverse increases in this spread can negatively impact the Company’s results of operations.

The above derivative positions are subject to potential counterparty collateral requirements. The Company’s cash collateral held by counterparties was $62 million as of September 30, 2009. Actual collateral requirements, fuel purchase costs and cash requirements for hedge losses will vary depending on changes in forward fuel prices, modifications to the Company’s fuel hedge portfolio and other factors.

ITEM 4. CONTROLS AND PROCEDURES.

UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports UAL and United each file with the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including each company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that its disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of both UAL and United have concluded that as of September 30, 2009, the disclosure controls and procedures of both UAL and United were effective.

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

In re: UAL Corporation, et. al.

On December 9, 2002, the Debtors filed voluntary petitions to reorganize their businesses under Chapter 11 of the Bankruptcy Code. After extensive restructuring activities, the Bankruptcy Court confirmed the Company’s Plan of Reorganization on January 20, 2006. The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006. Numerous pre-petition claims were still pending at that time, and the process of determining whether liability exists and liquidating the amounts due to those creditors continued through the nine months ended September 30, 2009.

While certain other significant matters remain to be resolved in the Bankruptcy Court, the Company believes that the remaining claims can be addressed by the end of 2009. For details see Note 12, “Commitments, Contingent Liabilities and Uncertainties,” in the Footnotes. On July 15, 2009, the Company filed a motion for final closure of the bankruptcy cases, which was heard on July 29, 2009. The motion is currently scheduled for ruling by the Bankruptcy Court on November 10, 2009.

ITEM 1A. RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2008 Annual Report for a detailed discussion of the risk factors affecting UAL and United.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents repurchases of UAL common stock made in the third quarter of fiscal year 2009.
Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
07/01/09 – 07/31/09	1,796	$3.41	—	(b)
08/01/09 – 08/31/09	1,021	4.74	—	(b)
09/01/09 – 09/30/09	481	5.67	—	(b)
Total	3,298	4.15	—	(b)
____________

(a)	Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.
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

UAL CORPORATION
(Registrant)

Date: October 21, 2009	By:	/s/ Kathryn A. Mikells
Kathryn A. Mikells
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

UNITED AIR LINES, INC.
(Registrant)

Date: October 21, 2009	By:	/s/ Kathryn A. Mikells
Kathryn A. Mikells
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: October 21, 2009	By:	/s/ David M. Wing
David M. Wing
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

The documents listed below are being filed on behalf of UAL and United as indicated.

*4.1
Indenture, dated as of October 7, 2009, between UAL Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for issuance of 6% Convertible Senior Notes due 2029 (filed as exhibit 4.1 to UAL’s Form 8-K dated October 7, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.2	Form of Note representing all 6.0% Convertible Senior Notes due 2029 (filed as exhibit 4.2 to UAL’s Form 8-K dated October 7, 2009, Commission file number 1-6033, and incorporated herein by reference)

†10.1	Amendment No. 2 to the UAL Corporation 2006 Director Equity Incentive Plan

†10.2	Form of Share Unit Award Notice pursuant to the UAL Corporation 2006 Director Equity Incentive Plan

12.1	UAL Corporation Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.2	United Air Lines, Inc. Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

31.1	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*      Previously filed
†     Indicates management contract or compensatory plan or arrangement