Form 10-K
period 2009-12-31
UAL CORP /DE/; UNITED AIR LINES INC
filed 2010-02-26
CIK 100517, 101001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

UAL Corporation	Yes ☐ No ☐	United Air Lines, Inc.	Yes ☐ No ☐

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

UAL Corporation	Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
United Air Lines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

UAL Corporation	Yes ☐ No ☒	United Air Lines, Inc.	Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of UAL Corporation was $459,832,798 as of June 30, 2009. There is no market for United Air Lines, Inc. common stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

UAL Corporation	Yes ☒ No ☐	United Air Lines, Inc.	Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 15, 2010.

UAL Corporation	167,453,840 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by UAL Corporation)

OMISSION OF CERTAIN INFORMATION

United Air Lines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference for UAL Corporation from its definitive proxy statement for its 2010 Annual Meeting of Stockholders to be held on June 10, 2010.

UAL Corporation and Subsidiary Companies and

United Air Lines, Inc. and Subsidiary Companies

Report on Form 10-K

For the Year Ended December 31, 2009

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

PART I

ITEM 1. BUSINESS.

Overview

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

This Annual Report on Form 10-K is a combined report of UAL and United including their respective consolidated financial statements (the “Financial Statements”). As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted, and are included within the Combined Notes to Consolidated Financial Statements (the “Footnotes”). Most of UAL’s revenue and expenses in 2009 were from United’s airline operations. United transports people and cargo through its Mainline operations, which utilize full-sized jet aircraft exceeding 70 seats in size, and its regional operations, which utilize smaller aircraft not exceeding 70 seats in size that are operated under contract by United Express® carriers.

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

United operates approximately 3,300 flights a day on United Mainline and United Express to more than 230 U.S. domestic and international destinations from its hubs at Chicago O’Hare International Airport (“O’Hare”), Denver International Airport (“Denver”), Los Angeles International Airport (“LAX”), San Francisco International Airport (“SFO”) and Washington Dulles International Airport (“Washington Dulles”), based on its annual flight schedule as of January 1, 2010. With key global air rights in the Pacific region, Europe and Latin America, United is one of the largest international carriers based in the United States. United also is a founding member of Star Alliance, the world’s largest airline network, which provides connections for its customers to approximately 1,100 destinations in 175 countries worldwide. United offers a unique set of services to target distinct customer groups. This strategy of market and product segmentation is intended to optimize margins and costs, and is focused on delivering an improved experience for all customers and a best-in-class experience for premium customers. These services include:

•	United Mainline, including United First®, United Business® and Economy Plus®, the last providing three to five inches of extra legroom on all United Mainline and explusSM United Express flights;

•

A new international premium travel experience featuring 180-degree, lie-flat beds in first and business class. The Company has completed first and business class equipment upgrades on 45 international aircraft that have been refitted with new premium seats, entertainment systems and other product enhancements. The Company expects to complete the remaining aircraft upgrades between 2010 and 2012;

•	p.s.SM—a premium transcontinental service connecting New York with both Los Angeles and San Francisco; and

•

United Express, with a total fleet of 292 aircraft operated by regional airline partners, including approximately 150 aircraft that offer explusSM service, United’s premium regional service providing both United First and Economy Plus seating.

The Company also generates revenue through its Mileage Plus® Frequent Flyer Program (“Mileage Plus”), United Cargo SM and United Services. Mileage Plus, which helps the Company attract and retain high-value customers, contributed approximately $774 million to passenger and other revenue in 2009. United Cargo generated $536 million in freight and mail revenue in 2009. United Services generated $134 million in revenue in 2009 by utilizing downtime of otherwise under-utilized aircraft maintenance resources through providing third-party maintenance services.

The Company characterizes its business approach as “Focus on Five,” which refers to a comprehensive set of priorities that focuses on the fundamentals of running a good airline: one that runs on time, with clean planes and courteous employees, delivers industry-leading revenues and competitive costs, and does so safely. The goal of this approach is to enable United to achieve best-in-class safety performance, exceptional customer satisfaction and experience and industry-leading margin and cash flow. Building on this foundation, United aims to regain its position in key metrics reported by the U.S. Department of Transportation (“DOT”) as well as higher revenue driven by services, schedules and routes that are valued by the Company’s customers.

Operations

Segments. The Company operates its businesses through two reporting segments: Mainline and Regional Affiliates (United Express operations). The Company manages its business as an integrated network with assets deployed across its Mainline and regional carrier networks. This focus seeks to maximize the profitability of the overall airline network. Financial information on the Company’s reporting segments and operating revenues by geographic regions, as reported to the DOT, can be found in Note 9, “Segment Information,” in the Footnotes.

Mainline. The Company’s Mainline operating revenues were $13.3 billion, $17.1 billion and $17.0 billion in 2009, 2008 and 2007, respectively. As of December 31, 2009, Mainline domestic operations served approximately 80 destinations primarily throughout the U.S. and Canada and operated hubs at O’Hare, Denver, LAX, SFO and Washington Dulles. Mainline international operations serve the Pacific, Atlantic and Latin America regions. The Pacific region includes non-stop service to Beijing, Hong Kong, Osaka, Seoul, Shanghai, Sydney and Tokyo and direct service to Bangkok, Beijing (seasonal), Seoul, Singapore and Taipei via Tokyo; direct service to Ho Chi Minh City and Singapore via Hong Kong and to Melbourne via Sydney. The Atlantic region includes non-stop service to Amsterdam, Brussels, Dubai, Frankfurt, Geneva, Kuwait City, London, Moscow, Munich, Paris, Rome and Zurich and, commencing in April 2010, direct service to Bahrain through Kuwait City. The Latin American region offers non-stop service to Buenos Aires, Rio de Janeiro (seasonal) and Sao Paulo and direct service to Rio de Janeiro via Sao Paulo. The Latin American region also serves various Mexico destinations including Cancun, Cozumel (seasonal), Mexico City, Puerto Vallarta and San Jose del Cabo; various Caribbean points including Aruba and seasonal service to Montego Bay, Punta Cana, and St. Maarten; and Central America including Liberia, Costa Rica (seasonal). United will fly to the African continent commencing in the second quarter of 2010, serving Accra, Ghana, and plans to add service to Lagos, Nigeria, pending governmental approvals.

UAL’s operating revenues attributed to Mainline domestic operations were $7.7 billion, $9.7 billion and $10.9 billion in 2009, 2008 and 2007, respectively. Operating revenues attributed to Mainline international operations were $5.6 billion, $7.4 billion and $6.1 billion in 2009, 2008 and 2007, respectively. For purposes of the Company’s geographic revenue reporting, the Company considers destinations in Mexico and the Caribbean to be part of the Latin America region as opposed to the Domestic region.

The Mainline segment operated 360 aircraft as of December 31, 2009, and produced 122.7 billion available seat miles (“ASMs”) and 100.5 billion revenue passenger miles (“RPMs”) during 2009; in 2008, the Mainline segment produced 135.8 billion ASMs and 110.1 billion RPMs.

Regional Affiliates. Regional Affiliates operating revenues were approximately $3.1 billion in years 2009, 2008 and 2007. United has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express. United Express is an extension of the United Mainline network. Atlantic Southeast Airlines, Colgan Airlines, ExpressJet, GoJet Airlines, Mesa Airlines (“Mesa”), Shuttle America, SkyWest Airlines (“SkyWest”) and Trans States Airlines are all regional carriers, most of which operate under capacity purchase agreements with United. Under these agreements, United pays the regional carriers contractually-agreed fees (carrier-controlled costs) for operating these flights plus a variable reimbursement (incentive payment) based on agreed performance metrics. The carrier-controlled costs are based on specific rates for various operating expenses of the regional carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed monthly amounts. The incentive payment is a markup applied to the carrier-controlled costs for superior operational performance. Under these capacity purchase agreements, United is responsible for all fuel costs incurred as well as landing fees, facilities rent and deicing costs, which are passed through without any markup. In return, the regional carriers operate this capacity on schedules determined by United. United also determines pricing, revenues and inventory levels and assumes the inventory and distribution risk for the available seats. In January 2010, Mesa filed for Chapter 11 bankruptcy reorganization. The Company does not expect this filing to have any material effect on its Regional Affiliates flight operations, financial position or results of operations.

The capacity purchase agreements between the regional carriers and United do not include the provision of ground handling services. As a result, Regional Affiliates obtain ground handling services from a variety of third-party providers in addition to utilizing internal United resources in some cases. Regional Affiliates carriers operated 292 aircraft under capacity purchase agreements as of December 31, 2009, and produced 18.0 billion ASMs and 13.8 billion RPMs during 2009, while producing 16.2 billion ASMs and 12.1 billion RPMs in 2008.

While the regional carriers operating under capacity purchase agreements comprise more than 95% of Regional Affiliates flights, the Company also has limited prorate agreements with Colgan Airlines, SkyWest and Trans States Airlines. Under these prorate agreements, United and its prorate partners agree to divide revenue collected from each passenger according to a formula, while both United and the prorate partners are individually responsible for their own costs of operations. United also collects a program fee from Colgan Airlines to cover certain marketing and distribution costs such as credit card transaction fees, global distribution systems (“GDS”) transaction fees and frequent flyer costs. Unlike capacity purchase agreements, these prorate agreements require the regional carrier to retain the control and risk of scheduling, market selection, seat pricing and inventory for its flights.

United Cargo. United Cargo offers both domestic and international shipping through a variety of services including United Small Package Delivery, Express and General cargo services. Freight shipments comprise approximately 88% of United Cargo’s volumes, with mail shipments comprising the remainder. During 2009, United Cargo accounted for approximately 3% of the Company’s operating revenues by generating $536 million in freight and mail revenue, a 37% decrease versus 2008.

United Services. United Services is a global airline support business offering customers comprehensive aircraft maintenance, repair and overhaul services which include engine, line and global emergency maintenance services. United Services brings nearly 80 years of experience to serve over 100 airline customer contracts worldwide. During 2009 and 2008, United Services generated approximately $134 million and $167 million, respectively, in third-party revenue.

Fuel. The price and availability of jet fuel significantly affects the Company’s results of operations. Fuel has been one of the Company’s largest operating expenses for the last several years. The Company has a risk management strategy to hedge a portion of its price risk related to projected jet fuel requirements. The Company’s hedging strategy currently utilizes purchased calls and swaps. If fuel prices rise above the fixed swap price, the Company’s counterparties are required to make settlement payments to the Company, while if fuel prices fall below the fixed swap price, the Company is required to make settlement payments to its fuel hedge counterparties. In addition, the Company has been, and may in the future be, required to provide counterparties with cash collateral prior to settlement of the hedge positions.

Fuel prices were extremely volatile during the three year period ended December 31, 2009, as shown in the table below. In 2009, the Company benefited from a lower average purchase price as compared to the two prior years due to lower market prices for jet fuel. The Company’s operating results in 2008 were adversely impacted by the unprecedented increase in the price of crude oil to a peak of approximately $145 per barrel in July 2008, followed by a decrease of more than $100 per barrel to approximately $45 per barrel in December 2008. This volatility resulted in the Company reporting total fuel hedge losses of approximately $1.1 billion in 2008. A significant portion of these losses was unrealized as of December 31, 2008 and the related contracts were settled in 2009, as shown in the table below. Fuel prices were somewhat less volatile in 2009 and 2007, as compared to 2008, resulting in less significant hedge impacts in these years. Total fuel hedge gains of $135 million and $83 million were reported in 2009 and 2007, respectively. The Company’s results of operations benefit from lower fuel prices on its unhedged fuel consumption and its liquidity is subject to fluctuations based on cash settlements and collateral that may be required.

The Company accounts for the majority of its fuel derivative contracts as economic hedges, which are marked-to-market with gains and losses classified as fuel expense. Remaining fuel derivative contracts which do not qualify for economic hedge accounting are marked-to-market with gains and losses classified as nonoperating expense. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Note 12, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for additional details regarding gains and losses from settled and open positions, cash settlements, unrealized amounts at the end of the period and hedge collateral. Derivative gains and losses from contracts qualifying for economic hedge accounting are recorded in Mainline fuel expense and are not allocated to Regional Affiliates fuel expense.

	$			Average price per gallon (in cents)
(In millions, except per gallon)	2009	2008	2007	2009	2008	2007
Mainline fuel purchase cost	$3,509	$7,114	$5,086	180.7	326.0	221.9
Non-cash fuel hedge (gains) losses in Mainline fuel	(586)	568	(20)	(30.2)	26.0	(0.9)
Cash fuel hedge (gains) losses in Mainline fuel	482	40	(63)	24.8	1.9	(2.7)

Total Mainline fuel expense	3,405	7,722	5,003	175.3	353.9	218.3
Regional Affiliates fuel expense (a)	799	1,257	915	201.8	338.8	242.7

UAL system operating fuel expense	$4,204	$8,979	$5,918	179.8	351.7	221.7

Non-cash fuel hedge (gains) losses in nonoperating income (expense)	$(279)	$279	$—
Cash fuel hedge losses in nonoperating income (expense)	248	249	—
Mainline fuel consumption (gallons)	1,942	2,182	2,292
Regional Affiliates fuel consumption (gallons)	396	371	377

Total fuel consumption (gallons)	2,338	2,553	2,669

(a)	Regional Affiliates fuel costs are classified as part of Regional Affiliates expense.

To ensure adequate supplies of fuel and to obtain a measure of control over fuel costs, the Company arranges to have fuel shipped on major pipelines and stored close to its major hub locations. Although the Company currently does not anticipate a significant reduction in the availability of jet fuel, a number of factors make predicting fuel prices and fuel availability uncertain, including changes in world energy demand, geopolitical uncertainties affecting energy supplies from oil-producing nations, industrial accidents, threats of terrorism directed at oil supply infrastructure, extreme weather conditions causing temporary shutdowns of production and refining capacity, as well as changes in relative demand for other petroleum products that may impact the quantity and price of jet fuel produced from period to period.

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

The most significant of the Company’s alliances is the Star Alliance, a global integrated airline network co-founded by United in 1997 and the most comprehensive airline alliance in the world. As of January 1, 2010, Star Alliance carriers serve approximately 1,100 destinations in 175 countries with over 19,700 daily flights. Current Star Alliance partners, in addition to United, are Adria Airways, Air Canada, Air China, Air New Zealand, All Nippon Airways, Asiana Airlines, the Austrian Airlines Group, Blue1, bmi, Brussels Airlines, Continental Airlines (“Continental”), Croatia Airlines, EgyptAir, LOT Polish Airlines, Lufthansa, Scandinavian Airlines, Shanghai Airlines, Singapore Airlines, South African Airways, Spanair, Swiss International Air Lines, TAP Portugal, THAI, Turkish Airlines and US Airways. Aegean Airlines, Air India and TAM Airlines have been announced as future Star Alliance members.

During 2009, Continental joined United and its 24 other partners in the Star Alliance. The alliance partnership between United and Continental allows the two airlines to link their networks and services worldwide to the benefit of customers, employees and shareholders, creating new revenue opportunities, cost savings and other efficiencies. Continental’s and United’s route networks are highly complementary, with little overlap, so they add value to each other and to customers who are planning domestic and international travel. Under codesharing, customers benefit from a coordinated process for reservations/ticketing, check-in, flight connections and baggage transfer. Frequent flyer reciprocity allows members of Continental’s OnePass program and United’s Mileage Plus program to earn miles in their accounts when flying on either partner airline and redeem awards on both carriers. With Continental as a partner, United has added more than 60 new destinations to its alliance network and dramatically enhanced its market presence in New York and Latin America. United and Continental are exploring opportunities to capture important cost savings in the areas of information technology, frequent flyer programs, airport operations, lounges, procurement and sales and marketing.

In addition, pursuant to antitrust immunity approval by the DOT, United, Air Canada, Continental and Lufthansa are implementing a joint venture covering transatlantic routes that will deliver highly competitive flight schedules, fares and service. The European Commission is conducting a review of the anticipated competitive impact of the joint venture operations. In December 2009, United and Continental applied jointly with All Nippon Airways to the DOT for approval of, and immunity from U.S. antitrust laws for, a series of alliance agreements between and among the carriers, including a transpacific joint venture agreement. A grant of antitrust immunity will enable the three carriers to integrate the services they operate between the United States and Japan, and other destinations in Asia, to derive potentially significant benefits from coordinated scheduling, pricing, sales and inventory management. The integration of services will also allow the three carriers to offer passengers highly competitive flight schedules, fares and services. The approval of the agreements and the DOT’s grant of antitrust immunity, which is currently pending, is a condition precedent to Japan bringing into force the recently announced open skies agreement between Japan and the United States. See Industry Regulation, below.

United also has independent marketing agreements with other air carriers including Aer Lingus, Great Lakes Aviation, Gulfstream International, Hawaiian, Island Air, Qatar Airways, TACA Group and TAM Airlines.

Mileage Plus. Mileage Plus builds customer loyalty by offering awards and services to frequent travelers. Mileage Plus members can earn mileage credit for flights on United, United Express, members of the Star Alliance and certain other airlines that participate in the program. Miles can also be earned by purchasing the goods and services of our non-airline partners, such as hotels, car rental companies and credit card issuers. Mileage credits can be redeemed for free, discounted or upgraded travel and non-travel awards. There are more than 56 million members enrolled in Mileage Plus. In 2009, 2.1 million Mileage Plus travel awards were used on United, as compared to 2.3 million and 2.2 million in 2008 and 2007, respectively. These amounts represent the number of awards for which travel was provided and not the number of available seats that were allocated to award travel. These awards represented 8.3%, 9.1% and 8.0% of United’s total revenue passenger miles in 2009, 2008 and 2007, respectively. In addition, Mileage Plus members redeemed miles for approximately 885,000 non-United travel awards in 2009 as compared to 613,000 in 2008. Non-United travel awards include Red Carpet club memberships, car and hotel awards, merchandise and travel solely on another air carrier, among others. The increase in the number of non-United travel awards redeemed was due to the expansion of the merchandise programs, and the launch of a new car and hotel award program in the fourth quarter of 2009. Total miles redeemed for travel on United in 2009, including class-of-service upgrades, represented 86% of the total miles redeemed (for both completed and future travel). For a detailed description of the accounting treatment of Mileage Plus program activity, see Critical Accounting Policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Industry Conditions

Seasonality. The air travel business is subject to seasonal fluctuations. Historically, revenues are better in the second and third quarters, which reflect higher travel demand, than the first and fourth quarter revenues, which reflect lower travel demand.

Economic Conditions. The Company’s costs and revenues are highly correlated to the economic health and growth of the United States and the global markets it serves. The global recession experienced over the past two years has resulted in declines in industry passenger demand, accompanied by a reduction in fare levels. The drop in demand has been higher among business and premium cabin travelers, as corporations have significantly reduced their spending on business travel. As discussed further in Item 1A, Risk Factors, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the current economic conditions have had, and may continue to have, negative impacts on passenger demand, revenues, the level of credit card sales activity and our cargo operations. In response to these economic conditions, United and other carriers in the industry implemented significant reductions in domestic and international capacity during 2008 and 2009.

Domestic Competition. The domestic airline industry is highly competitive and dynamic. In domestic markets, new and existing U.S. carriers are generally free to initiate service between any two points within the United States. United’s competitors consist primarily of other airlines, and, to a lesser extent, other forms of transportation and emerging technological substitutes such as videoconferencing. Competition can be direct in the form of another carrier flying the exact non-stop route or indirect where a carrier serves the same two cities non-stop from an alternative airport in that city, or via an itinerary requiring a connection at another airport.

United’s actual and forecasted capacity increases (decreases) for 2009 and 2010, respectively, as compared to the year-ago periods, are summarized in the following table:

		Mainline		Regional Affiliates
	Consolidated	Domestic	International
Fourth Quarter 2009	(3.4)%	(4.8)%	(7.7)%	17.2%
Full-year 2009	(7.4)%	(10.4)%	(8.7)%	11.2%
First Quarter 2010	(2.5)% to (1.5)%	(5.75)% to (4.75)%	(4.0)% to (3.0)%	15.9% to 16.9%
Full-year 2010	(0.5)% to 0.5%	(5.3)% to (4.3)%	3.4% to 4.4%	6.3% to 7.3%

Carriers that operate as low cost carriers or that have lower cost structures achieved through reorganization may be more competitive with the rest of the industry, resulting in lower fares for such carriers’ passengers with a potential negative impact on the Company’s revenues. In addition, future airline mergers or acquisitions similar to Delta Airlines’ acquisition of Northwest Airlines in late 2008 may enable airlines to improve their revenue and cost performance relative to peers and thus enhance their competitive position within the industry.

Domestic pricing decisions are largely affected by the need to be competitive with other U.S. airlines. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because United often finds it necessary to match competitors’ fares to maintain passenger traffic. Attempts by United and other airlines to raise fares often fail due to a lack of competitive matching.

International Competition. In United’s international networks, the Company competes not only with U.S. airlines, but also with foreign carriers. Competition on specified international routes is subject to varying degrees of governmental regulations. The United States and European Union (“EU”) agreement in 2008 to reduce restrictions on flight operations between the two regions has increased competition for United’s transatlantic network from both U.S. and European airlines. In our Pacific operations, competition is expected to increase as the governments of the United States and China recently approved additional U.S. and Chinese airlines to fly new routes between the two countries, although the commencement of some new services to China has been postponed due to the weak global economy. Competition in the Pacific may likely increase when the recently announced open skies agreement between the United States and Japan becomes effective, which is currently expected to be in the fall of 2010, subject to certain conditions precedent being met. See Industry Regulation, below. Competition in the Pacific may also increase if Japan Airlines, which filed for bankruptcy in January 2010, emerges from restructuring as a stronger competitor in the region. Part of United’s ability to successfully compete with non-U.S. carriers on international routes is its ability to generate traffic from and to the entire U.S. via its integrated domestic route network. Foreign carriers are currently prohibited by U.S. law from carrying local passengers between two points in the U.S. and United experiences comparable restrictions in many foreign countries. In addition, U.S. carriers are often constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements and restrictions imposed unilaterally by foreign governments. To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements that allow these carriers to exchange traffic between each other’s flights and route networks. See Alliances, above, for further information.

Insurance. United carries hull and liability insurance of a type customary in the air transportation industry, in amounts that the Company deems appropriate, covering passenger liability, public liability and damage to United’s aircraft and other physical property. United also maintains other types of insurance such as property, directors and officers, cargo, workers’ compensation, automobile and the like, with limits and deductibles that are standard within the industry. Losses that materially exceed these limits could have a significant impact on the Company. After the September 11, 2001 terrorist attacks, the Company’s insurance premiums increased significantly but have since been reduced reflecting the market’s changing perception of risk, as well as the Company’s ongoing capacity reductions. Additionally, after September 11, 2001, commercial insurers canceled United’s liability insurance for losses resulting from war and associated perils (terrorism, sabotage, hijacking and other similar events). The U.S. government subsequently agreed to provide commercial war-risk insurance for

U.S. airlines and has renewed this coverage on a periodic basis. The current war-risk policy is effective until August 31, 2010 and covers losses to employees, passengers, third parties and aircraft. If the U.S. government does not extend this coverage beyond August 31, 2010, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. See “Increases in insurance costs or reductions in insurance coverage may adversely impact the Company’s operations and financial results” in Item 1A, Risk Factors, below.

Industry Regulation

Domestic Regulation.

General. All carriers engaged in air transportation in the U.S. are subject to regulation by the DOT. Among its responsibilities, the DOT issues certificates of public convenience and necessity for domestic air transportation (no air carrier, unless exempted, may provide air transportation without a DOT certificate of public convenience and necessity), grants international route authorities, approves international codeshare agreements, regulates methods of competition and enforces certain consumer protection regulations, such as those dealing with advertising, denied boarding compensation and baggage liability.

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

Airport Access. Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by United are, or recently have been, subject to government regulation. Domestic slot restrictions currently apply at Reagan National Airport in Washington D.C. (“Washington Reagan”), John F. Kennedy International Airport and LaGuardia Airport (“LaGuardia”), both in New York, and Newark Liberty International Airport in New Jersey.

In December 2009, the DOT issued a new rule intended to enhance air passenger protections. The new rule, which goes into effect in April 2010, creates new areas of regulation in passenger protection, including a requirement that certain carriers, including United, adopt contingency plans for lengthy tarmac delays at most U.S. airports. A carrier’s failure to meet certain service performance criteria under the rule could subject it to substantial civil penalties.

Legislation. The airline industry is also subject to legislative activity that may have an impact on operations and costs. Specifically, the law that authorizes federal excise taxes and fees assessed on airline tickets expired in September 2007 but has been extended multiple times and has most recently been extended until March 31, 2010. In addition to federal, state and local taxes and fees that the Company is currently subject to, proposed taxes and fees are currently pending that may increase the Company’s operating costs if imposed on the Company. Congress is currently attempting to pass comprehensive reauthorization legislation to impose a new funding structure and make other changes to FAA operations. Past aviation reauthorization bills have affected a wide range of areas of interest to the industry, including air traffic control operations, capacity control issues, airline competition issues, aircraft and airport technology requirements, safety issues, taxes, fees and other funding sources. Congress may also pass other legislation that could increase labor and operating costs. Climate change legislation, which would regulate greenhouse gas emissions, is also likely to be a significant area of legislative and regulatory focus and could adversely impact fuel costs. See Environmental Regulation, below.

Customer service issues have remained active areas for both Congress and DOT regulators during 2009. In addition to DOT customer service regulations discussed above, additional regulations or legislation imposing more specific customer service requirements are likely to be approved in 2010, though what those requirements might be is unclear at this time. The DOT has also proceeded with other regulatory changes in this area, including proposals regarding treatment of and payments to passengers involuntarily denied boarding, domestic baggage liability and airline scheduling practices. Additionally, since September 11, 2001, aviation security has been and continues to be a subject of frequent legislative and regulatory action, requiring changes to the Company’s security processes and frequently increasing the cost of its security procedures.

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

Airport Access. Historically, access to foreign markets has been tightly controlled through bilateral agreements between the U.S. and each foreign country involved. These agreements regulate the markets served, the number of carriers allowed to serve each market and the frequency of carriers’ flights. Since the early 1990s, the U.S. has pursued a policy of “open skies” (meaning all carriers have access to the destination), under which the U.S. government has negotiated a number of bilateral agreements allowing unrestricted access between U.S. and foreign markets. Currently, there are more than 90 open skies agreements in effect. Additionally, all of the airports that United serves in Europe and Asia maintain slot controls, and many of these are restrictive due to congestion at these airports. London Heathrow, Frankfurt and Tokyo Narita are among the most restrictive airports due to capacity limitations. United has significant operations at these locations.

United’s ability to serve some foreign markets and expand into certain others is limited by the absence altogether of aviation agreements between the U.S. government and the relevant governments. Shifts in U.S. or foreign government aviation policies may lead to the alteration or termination of air service agreements. Depending on the nature of any such change, the value of United’s international route authorities and slot rights may be materially enhanced or diminished.

The U.S./EU open skies agreement became effective in 2008. This agreement replaced the bilateral arrangements between the U.S. government and the 27 EU member states. Based on the U.S. open skies model, it provides U.S. and EU carriers with expansive rights that have increased competition in transatlantic markets. For example, U.S. and EU carriers now have the right to operate between any point in the United States and the EU. The agreement has no direct impact on airport slot rights nor does it provide for a reallocation of existing slots, including those at London Heathrow. London Heathrow currently remains subject to both slot and facility constraints. The agreement provides United with additional commercial opportunities since it triggered the effectiveness of the DOT’s grant of anti-trust immunity to United and British carrier bmi, creating increased cooperation between the two carriers in the transatlantic market. Because of the diverse nature of potential impacts on United’s business, however, the overall future impact of the U.S./EU agreement on United’s business cannot be predicted with certainty.

Also in 2008, the EU adopted interpretive guidance and legislation that impacts the Company. The Commission officially sanctioned secondary slot trading, a current practice among carriers that involves the sale, purchase or lease of slots. This action resolves disputes about the legality of slot exchanges at EU airports including London Heathrow.

In December 2009, the United States and Japan reached agreement on the text of an open skies agreement to replace the 1952 bilateral agreement on air service between the United States and Japan. The open skies agreement is expected to enter into force in the fall of 2010, subject to the satisfaction of certain conditions precedent. Pursuant to the agreement, any U.S. or Japanese carrier will be able to fly between any point in the United States and any point in Japan and, in the case of U.S. carriers, beyond Japan to points in other countries the carrier is authorized to serve. The agreement will also eliminate the restrictions on the number of frequencies carriers can operate, and require governments in both the United States and Japan to concur before taking action to regulate a carrier’s fares or rates.

Also in December 2009, United and Continental applied jointly with All Nippon Airways to the DOT for approval of, and immunity from U.S. antitrust laws for, a series of alliance agreements between and among the carriers, including a transpacific joint venture agreement. This application is currently pending. See Alliances, above, for additional information.

Environmental Regulation.

The airline industry is subject to increasingly stringent federal, state, local and foreign environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water and the management of hazardous substances, oils and waste materials. New regulations surrounding the emission of greenhouse gases (such as carbon dioxide) have been adopted and are otherwise being considered for promulgation both internationally and within the United States (which is discussed further below). United is carefully evaluating the impact of such new and proposed regulations. Other areas of developing and/or new regulations include the State of California rule-makings regarding air emissions from ground support equipment and federal rule-makings concerning the discharge of deicing fluid and the regulation of aircraft drinking water supplies.

Future environmental regulatory developments, such as in regard to climate change, in the United States and abroad, could adversely affect operations and increase operating costs in the airline industry. Some climate change laws and regulations that have gone into effect apply to United, including environmental taxes for certain international flights (including the United Kingdom’s Air Passenger Duty), limited greenhouse gas reporting requirements and land-based planning laws which could apply to airports and could affect airlines in certain circumstances. In addition, a 2009 EU Directive required EU member countries to enact legislation that would include aviation within the EU’s existing carbon emissions trading scheme, effective in 2012. The legality of applying such a scheme to non-EU airlines has been widely questioned. In December 2009, the Air Transportation Association, joined by United, Continental and American Airlines, filed a lawsuit in the United Kingdom challenging regulations that transpose into UK law the EU emissions trading scheme as applied to U.S. carriers. In addition, non-EU countries are considering filing a formal challenge before the United Nations’ International Civil Aviation Organization with respect to the EU’s inclusion of non-EU carriers. It is not clear whether the trading scheme will withstand such challenges. If the scheme is found to be valid, however, it could significantly increase the cost of carriers operating in the EU (by requiring the purchase of carbon credits), although the precise cost to United is difficult to calculate with certainty due to a number of variables and will depend, among other things, on United’s carbon emissions from flights to and from the EU and the price of carbon credits. The precise nature of any such requirements and their applicability to United are difficult to predict, but the impact to the Company and the aviation industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

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

Employees

As of December 31, 2009, the Company and its subsidiaries had approximately 47,000 active employees, of whom approximately 82% were represented by various U.S. labor organizations. The employee groups, number of employees and labor organization for each of United’s collective bargaining groups were as follows:

Employee Group	Number of Employees	Union (a)	Contract Open for Amendment
Public Contact/Ramp & Stores/Food Service Employees/Security Officers/Maintenance Instructors/Fleet Technical Instructors	14,811	IAM	January 1, 2010
Flight Attendants	12,892	AFA	January 8, 2010
Pilots	5,632	ALPA	January 1, 2010
Mechanics & Related	4,678	Teamsters	January 1, 2010
Engineers	218	IFPTE	January 1, 2010
Dispatchers	164	PAFCA	January 1, 2010

(a)	International Association of Machinists and Aerospace Workers, Association of Flight Attendants—Communication Workers of America, Air Line Pilots Association, International Brotherhood of Teamsters, International Federation of Professional and Technical Engineers and Professional Airline Flight Control Association.

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

During the second quarter of 2009, the Company began negotiations with its labor unions as all of United’s domestic labor contracts became amendable during January 2010. Consistent with its contractual commitments, United served “Section 6” notices to all six of its labor unions in April 2009 to commence the collective bargaining process. In August 2009, United filed for mediation assistance in conjunction with three of its six unions–the Air Line Pilots Association (“ALPA”), Association of Flight Attendants–Communication Workers of America (“AFA”) and the International Association of Machinists and Aerospace Workers (“IAM”). In January 2010, the Company also filed for mediation assistance in conjunction with another of its unions, Professional Airline Flight Control Association (“PAFCA”). These filings were consistent with commitments contained in current labor contracts which provided that the parties would jointly invoke the mediation services of the National Mediation Board (“NMB”) in the event agreements had not been reached by August 1, 2009. While the labor contract with the International Brotherhood of Teamsters (the “Teamsters”) also contemplates filing for mediation, the parties have agreed to continue in direct negotiations. The current contract with the International Federation of Professional and Technical Engineers (“IFPTE”) does not contemplate filing for mediation. The outcome of these negotiations may materially impact the Company’s future financial results. However, it is too early in the process to assess the timing or magnitude of the impact, if any.

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

Risks Related to the Company’s Business

The Amended Credit Facility and the indentures governing the Senior Notes impose certain operating and financial restrictions on the Company and its subsidiaries. The Company may be unable to continue to comply with the covenants in these and other agreements, which, if not complied with, could accelerate repayment under the Amended Credit Facility or the indentures governing the Senior Notes, as applicable, thereby materially and adversely affecting the Company’s liquidity.

The Company’s Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”), and the Company’s indentures governing the 9.875% Senior Secured Notes due 2013 and 12.0% Senior Second Lien Notes due 2013 (together, the “Senior Notes”) impose certain operating and financial covenants on the Company and its subsidiaries.

Among other covenants, the terms of the Amended Credit Facility require the Company to maintain:

•	a minimum unrestricted cash balance (as defined in the Amended Credit Facility) of $1.0 billion at any time;

•	a minimum ratio of collateral value to debt obligations, as of certain reference periods, subject to certain exceptions; and

•	a minimum fixed charge coverage ratio, as determined below.

Number of Preceding Months Covered	Period Ending	Required Fixed Charge Coverage Ratio
Nine	December 31, 2009	1.2 to 1.0
Twelve	March 31, 2010	1.3 to 1.0
Twelve	June 30, 2010	1.4 to 1.0
Twelve	September 30, 2010 and each quarter ending thereafter.	1.5 to 1.0

The Amended Credit Facility fixed charge coverage ratio is calculated as EBITDAR to the sum of the following fixed charges for such period: (a) cash interest expense and (b) cash aircraft operating rental expense. EBITDAR represents earnings before interest expense net of interest income, income taxes, depreciation, amortization, aircraft rent and certain cash and non-cash charges as further defined by the Amended Credit Facility. The other adjustments to EBITDAR include items such as foreign currency transaction losses, increases in our deferred revenue obligation, share-based compensation expense, non-recurring or unusual losses, any non-cash non-recurring charge or non-cash restructuring charge, a limited amount of cash restructuring charges, certain cash transaction costs incurred with financing activities and the cumulative effect of a change in accounting principle.

Among other covenants, the indentures governing the Senior Notes contain covenants related to the collateral, including covenants requiring United, subject to certain exceptions, to maintain ownership of the collateral and to calculate the priority lien debt value ratio or secured debt value ratio, as applicable, and to maintain a minimum priority lien debt value ratio or minimum secured debt value ratio, as applicable, as of certain reference periods. If the value of the Company’s collateral underlying the Senior Notes declines, the Company may be required to provide the debtholders with additional collateral in order to avoid a default and a subsequent acceleration of the applicable debt obligations.

The Company’s ability to comply with the covenants in the Amended Credit Facility or the indentures governing the Senior Notes may be affected by events beyond its control, including the overall industry revenue environment and the level of fuel costs, and it may be required to seek waivers or amendments of covenants or alternative sources of financing. The Company cannot provide assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Company.

A breach of certain of the covenants or restrictions contained in the Company’s Amended Credit Facility or indentures governing the Senior Notes could result in a default. The Amended Credit Facility and the indentures governing the Senior Notes contain a cross-default provision with respect to final judgments that exceed $50 million and $70 million, respectively. In addition, the indentures governing the Senior Notes contain a cross-default provision where a default resulting in the acceleration of indebtedness under the Amended Credit Facility could result in a default under the indentures. A default under the agreements could allow the Company’s debtholders to accelerate repayment of the obligations in these agreements and/or to declare all borrowings outstanding thereunder to be due and payable. If the Company’s debt is accelerated, its assets may not be sufficient to repay the obligations in the Amended Credit Facility and the Senior Notes.

The Company may be unable to continue to comply with certain covenants in agreements with financial institutions that process customer credit card transactions, which, if not complied with, could materially and adversely affect the Company’s liquidity.

The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company’s card processing agreements, the financial institutions either require, or have the right to require, that United maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation (referred to as “relevant advance ticket sales”). As of December 31, 2009, the Company had total advance ticket sales of approximately $1.5 billion, of which approximately 80% related to credit card sales.

The Company’s credit card processing agreement with Paymentech and JPMorgan Chase Bank, N.A. contains a cash reserve requirement. In addition to certain other risk protections provided to the processor, the amount of any such cash reserve will be determined based on the amount of unrestricted cash held by the Company as defined under the Amended Credit Facility. If the Company’s unrestricted cash balance is at or more than $2.5 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if the Company’s unrestricted cash is less than $2.5 billion, its required reserve will increase to a percentage of relevant advance ticket sales as summarized in the following table:

Total Unrestricted Cash Balance (a)	Required % of Relevant Advance Ticket Sales
Less than $2.5 billion	15%
Less than $2.0 billion	25%
Less than $1.0 billion	50%

(a)	Includes unrestricted cash, cash equivalents and short-term investments at month-end, including certain cash amounts already held in reserve, as defined by the agreement.

Based on the Company’s December 31, 2009 unrestricted cash balance, the Company was not required to provide cash collateral above the current $25 million reserve balance.

United entered into a new agreement with American Express on March 1, 2009 with an initial five year term. Under the agreement, in addition to certain other risk protections provided to American Express, the Company will be required to provide reserves based primarily on its unrestricted cash balance and net current exposure as of any calendar month-end measurement date, as summarized in the following table:

Total Unrestricted Cash Balance (a)	Required % of Net Current Exposure (b)
Less than $2.4 billion	15%
Less than $2.0 billion	25%
Less than $1.35 billion	50%
Less than $1.2 billion	100%

(a)	Includes unrestricted cash, cash equivalents and short-term investments at month-end, including certain cash amounts already held in reserve, as defined by the agreement.
(b)	Net current exposure equals relevant advance ticket sales less certain exclusions, and as adjusted for specified amounts payable between United and the processor, as further defined by the agreement.

The agreement with American Express permits the Company to provide certain replacement collateral in lieu of cash collateral, as long as the Company’s unrestricted cash is above $1.35 billion. Such replacement collateral may be pledged for any amount of the required reserve up to the full amount thereof, with the stated value of such collateral determined according to the agreement. Replacement collateral may be comprised of aircraft, slots and routes, real estate or other collateral as agreed between the parties. Based on the Company’s unrestricted cash balance at December 31, 2009, the Company was not required to provide any reserves under this agreement.

An increase in the future reserve requirements as provided by the terms of either, or both, of the Company’s material card processing agreements could materially reduce the Company’s liquidity.

The Company may not be able to maintain adequate liquidity.

While the Company’s cash flows from operations and its available capital have been sufficient to meet its current operating expenses, lease obligations and debt service requirements to date, the Company’s future liquidity could be negatively impacted by many factors including, but not limited to, substantial volatility in the price of fuel, declines in passenger and cargo demand associated with the global recession and deterioration of global financial systems, and any of our future commitments for the purchase of aircraft. During 2008 and 2009, the Company experienced reduced demand for its services due to the weak global economy. Decreases in passenger and cargo demand resulting from a weak global economy resulted in both lower passenger volumes and lower ticket fares, which adversely impacted our liquidity and may continue to adversely impact our results of operations and liquidity in 2010. In addition, the Company’s capacity cuts completed in 2008 and 2009 may not be sufficient to address lower demand due to the weak global economy. See the risk factor entitled “Economic and industry conditions constantly change and continued or worsening negative economic conditions in the United States and elsewhere may have a material adverse effect on our business and results of operations,” below, for further discussion of the adverse impacts of the weak economy on our operations.

In addition, fuel prices continue to be extremely volatile which may negatively impact the Company’s liquidity in the future. Certain of the Company’s fuel hedges require that it post cash collateral with applicable counterparties if crude oil prices fall below certain prices. The Company provided cash collateral of $10 million to its fuel derivative counterparties as of December 31, 2009. See Note 12, “Fair Value Measurements and Derivative Instruments,” in the Footnotes.

The Company’s plans to address increased and volatile fuel prices and the weak global economy may not be successful in improving its results of operations and liquidity. In addition, the implementation of certain of these plans requires the use of cash for such items as severance payments, lease termination fees and facility closure costs, among others. These cash requirements will reduce the Company’s available cash for its ongoing operations.

As described above, the Company is required to comply with certain financial covenants under its Amended Credit Facility, the indentures governing the Senior Notes and certain of its credit card processing agreements. The factors noted above, among other things, may impair the Company’s ability to comply with these covenants or could allow certain of our credit card processors to increase the required reserves on our advance ticket sales, which could have an adverse impact on the Company’s financial position and liquidity, depending on its ability to obtain a waiver of, or otherwise mitigate, the impact of the default. If a default occurs under our Amended Credit Facility and the indentures governing the Senior Notes, the cost to cure any such default may adversely impact our financial position and liquidity.

In addition, the Company’s indebtedness at December 31, 2009 was secured by collateral with a net carrying value of $8.0 billion. As a result, we may have limited remaining assets available as collateral for loans or other indebtedness, which may make it difficult to raise additional capital to meet our liquidity needs. Our level of indebtedness, non-investment grade credit rating and the current market conditions may also make it difficult for us to raise capital to meet liquidity needs and may increase our cost of borrowing. A higher cost of capital could negatively impact our results of operations, financial position and liquidity.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding the Company’s liquidity.

Economic and industry conditions constantly change and continued or worsening negative economic conditions in the United States and elsewhere may have a material adverse effect on our business and results of operations.

Our business and results of operations are significantly impacted by general economic and industry conditions. Industry-wide passenger air travel varies from year to year. Robust demand for our air transportation services depends largely on favorable general economic conditions, including the strength of the global and local economies, low unemployment levels, strong consumer confidence levels and the availability of consumer and business credit. For leisure travelers, air transportation is often a discretionary purchase that those consumers can eliminate from their spending in difficult economic times. In addition, during periods of poor economic conditions, businesses usually reduce the volume of their business travel, either due to cost-savings initiatives or as a result of decreased business activity requiring travel. The overall demand for air transportation in the United States has decreased due to adverse changes and continued deterioration of the U.S. and global economies, which has negatively impacted our results of operations for the years ended December 31, 2009 and 2008, and may continue to have a significant negative impact on our future results of operations for an extended period of time. While some economic indicators like the GDP are beginning to exhibit growth, other economic indicators that affect air travel such as unemployment have not yet begun to recover and may not do so for an extended period of time. In addition, decreases in cargo revenues due to lower demand have a disproportionate impact on our operating results as our cargo revenues generally have higher margins as compared to our passenger revenues. Continuation or worsening of the current global recession may lead the Company and other carriers to further reduce domestic or international capacity and may have a material adverse effect on the Company’s revenues, results of operations and liquidity.

Continued periods of historically high fuel costs or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company’s operating results.

The Company’s operating results have been, and could continue to be, significantly impacted by changes in the supply or price of aircraft fuel, both of which are impossible to predict. The record-high fuel prices each year from 2005 through 2007 increased further in 2008 to new record highs with the crude oil spot price reaching approximately $145 per barrel in July 2008. At times, United has not been able to increase its fares when fuel prices have risen due to the highly competitive nature of the airline industry. United may not be able to increase its fares if fuel prices rise in the future and any such increases may not be sustainable in the highly competitive environment. In addition, fare increases may not totally offset the fuel price increase and may also reduce demand for air travel. From time to time, the Company enters into hedging arrangements to protect against rising fuel costs. The Company’s hedging programs may use significant amounts of cash due to posting of cash collateral in some circumstances, may not be successful in controlling fuel costs and may be limited due to market conditions and other factors. See Note 12, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for additional information on the Company’s hedging programs.

Additional terrorist attacks or the fear of such attacks, even if not made directly on the airline industry, could negatively affect the Company and the airline industry.

The terrorist attacks of September 11, 2001 involving commercial aircraft severely and adversely impacted the Company’s financial condition and results of operations, as well as prospects for the airline industry. Among the effects experienced from the September 11, 2001 terrorist attacks were substantial flight disruption costs caused by the FAA-imposed temporary grounding of the U.S. airline industry’s fleet, significantly increased security costs and associated passenger inconvenience, increased insurance costs, substantially higher ticket refunds and significantly decreased traffic and passenger revenue per revenue passenger mile (“yield”).

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

The U.S. airline industry is characterized by substantial price competition. Some of our competitors have substantially greater financial resources or lower cost structures than United does, or both. In recent years, the market share held by low-cost carriers has increased significantly. Large network carriers, like United, have often had a lack of pricing power within domestic markets.

In addition, a number of carriers have filed for bankruptcy protection in recent years. Other domestic and international carriers could restructure in bankruptcy or threaten to do so to reduce their costs. Carriers operating under bankruptcy protection can operate in a manner that could be adverse to the Company and could emerge from bankruptcy as more vigorous competitors.

During 2008, the U.S. airline industry underwent consolidation with the merger of Delta Airlines and Northwest Airlines. In 2009, regional mainline carriers Midwest Airlines and Frontier Airlines were acquired by Republic Airways, and Frontier Airlines remains a direct competitor of United at its Denver hub. In early 2010, foreign carrier Japan Airlines filed for bankruptcy and began restructuring its business.

There is ongoing speculation that further airline industry consolidation could occur in the future. United routinely monitors changes in the competitive landscape and engages in analysis and discussions regarding its strategic position, including alliances, asset acquisitions and divestitures and business combinations. The Company’s strategic alliance with Continental Airlines will not realize all of the benefits of a merger. The Company may have future discussions with other airlines regarding mergers and/or other strategic alternatives. If other airlines participate in merger activity, and United does not, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of United.

United and certain of its competitors implemented significant capacity reductions in 2008 and 2009. The Company’s unit revenues may not be favorably impacted by the capacity reductions and its unit costs may be adversely impacted. Further, certain of the Company’s competitors may not reduce capacity or may increase capacity, thereby diminishing the expected benefit to the Company from capacity reductions.

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

Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. In addition to the enactment of the Aviation and Transportation Security Act, laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce airline revenue. The FAA from time to time also issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures by United. The Company expects to continue incurring material expenses to comply with the regulations of the FAA and other agencies.

United operates under a certificate of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked our certificate, it could have a material adverse effect on the Company’s business. The FAA can also limit United’s airport access by limiting the number of departure and arrival slots at high density traffic airports and local airport authorities may have the ability to control access to certain facilities or the cost of access to such facilities, which could have an adverse effect on the Company’s business.

In addition, access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by United are, or recently have been, subject to government regulation. As passenger travel has continued to increase in recent years, many U.S. and foreign airports have become increasingly congested. Certain of United’s major hubs are among the more congested airports in the United States and have been or could be the subject of regulatory action that might limit the number of flights and/or increase costs of operations at certain times or throughout the day.

In addition, the Company’s operations may be adversely impacted due to the existing outdated air traffic control (“ATC”) system utilized by the U.S. government. During peak travel periods in certain markets the current ATC system’s inability to handle existing travel demand has led to short-term capacity constraints imposed by government agencies, as discussed above, and has also resulted in delays and disruptions of air traffic. In addition, the current system will not be able to effectively handle projected future air traffic growth. Therefore, imposition of these ATC constraints on a long-term basis may have a material adverse effect on our results of operations. Failure to update the ATC system in a timely manner, and the substantial funding requirements of a modernized ATC system that may be imposed on carriers like United, may have an adverse impact on the Company’s financial condition or results of operations.

The Company has been subject to federal, state and local taxes and fees that increase the cost of the Company’s operations. In addition to taxes and fees that the Company is currently subject to, proposed taxes and fees are currently pending. If any of these additional taxes and fees were to be imposed on the Company, they would increase the Company’s operating expenses.

Many aspects of United’s operations are also subject to increasingly stringent federal, state and local laws protecting the environment. Future environmental regulatory developments, such as in regard to climate change, in the United States and abroad could adversely affect operations and increase operating costs in the airline industry. Some climate change laws and regulations that have gone into effect apply to United, including environmental taxes for certain international flights (including the United Kingdom’s Air Passenger Duty), limited greenhouse gas reporting requirements and land-based planning laws which could apply to airports and could affect airlines in certain circumstances. Other areas of developing regulations include the State of California rule-making regarding air emissions from ground support equipment and federal rule-makings concerning the discharge of deicing fluid and the regulation of aircraft drinking water supplies. In addition, a 2009 EU Directive required EU member countries to enact legislation that would include aviation within the EU’s existing carbon emissions trading scheme, effective in 2012. The legality of applying such a scheme to non-EU airlines has been widely questioned. In December 2009, the Air Transportation Association, joined by United, Continental and American Airlines, filed a lawsuit in the United Kingdom challenging regulations that transpose into UK law the EU emissions trading scheme as applied to U.S. carriers. In addition, non-EU countries are considering filing a formal challenge before the United Nations’ International Civil Aviation Organization with respect to the EU’s inclusion of non-EU carriers. It is not clear whether the trading scheme would withstand such challenges. If the scheme is found to be valid, however, it could significantly increase the costs of carriers operating in the EU (by requiring the purchase of carbon credits), although the precise cost to United is difficult to calculate with any certainty due to a number of variables, and will depend, among other things, on United’s carbon emissions from flights to and from the EU, and the price of carbon credits. Actions also may be taken in the future by the U.S. government, state governments within the United States, foreign governments, the International Civil Aviation Organization, or by signatory countries through a new global climate change treaty to regulate the emission of greenhouse gases by the aviation industry. The precise nature of any such requirements and their applicability to United are difficult to predict, but the impact to the Company and the aviation industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be made available. United currently operates on a number of international routes under government arrangements that limit the number of carriers, capacity or the number of carriers allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on the Company’s financial position and results of operations and could result in the impairment of material amounts of related tangible and intangible assets. In December 2009, the United States and Japan entered into an open skies agreement, which is currently expected to become effective in the fall of 2010, subject to certain conditions precedent being met. To the extent the open skies agreement results in excess capacity relative to demand, it could negatively impact the value of United’s U.S.-Japan business. For example, as competing carriers will be able to obtain open route rights from United States and Japanese government authorities under the agreement, the value of the Company’s current routes from the United States to Japan and beyond and slots related to these routes could be impaired. In addition, the value of the Company’s business could be negatively impacted if a Japanese air carrier enters into a revenue sharing joint venture alliance agreement with any of our principal competitors in the U.S.-Japan market, which is possible under the open skies agreement.

The Company’s plans to enter into or expand antitrust immunized joint ventures for various international regions, involving Continental, United and other members of the Star Alliance are subject to receipt of approvals from applicable federal authorities or otherwise satisfying applicable regulatory requirements, and there can be no assurances that such approvals will be granted or applicable regulatory requirements will be satisfied. In December 2009, the Company and Continental applied jointly with All Nippon Airways to the DOT for immunity from U.S. antitrust laws for a series of alliance agreements between and among the carriers, including a transpacific joint venture, which is currently pending approval from the DOT. Other air carriers are also seeking to initiate or expand antitrust immunity for joint ventures which, if approved, may adversely affect the Company’s financial position and results of operations.

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

Due to greater demand for air travel during the spring and summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year. The Company’s results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal including, among others, the imposition of excise and similar taxes, extreme or severe weather, air traffic control congestion, changes in the competitive environment due to industry consolidation and other factors and general economic conditions. As a result, the Company’s quarterly operating results are not necessarily indicative of operating results for an entire year and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

The Company may never realize the full value of its intangible assets or our long-lived assets causing it to record impairments that may negatively affect its results of operations.

In accordance with applicable accounting standards, the Company is required to test its indefinite-lived intangible assets for impairment on an annual basis on October 1 of each year, or more frequently if conditions indicate that an impairment may have occurred. In addition, the Company is required to test certain of its other assets for impairment if conditions indicate that an impairment may have occurred.

During the years ended December 31, 2009 and 2008, the Company performed impairment tests of certain intangible assets and certain long-lived assets (principally aircraft, related spare engines and spare parts). The interim impairment tests were due to events and changes in circumstances that indicated an impairment might have occurred. The primary factors deemed by management to have collectively constituted a potential impairment triggering event was, in 2009, a significant decrease in actual and forecasted revenues, and in 2008, record high fuel prices, significant losses, a softening U.S. economy, analyst downgrade of UAL common stock, rating agency changes in outlook for the Company’s debt instruments from stable to negative, the announcement of the planned removal from UAL’s fleet of 100 aircraft and a significant decrease in the fair value of the UAL’s outstanding equity and debt securities, including a decline in UAL’s market capitalization to significantly below book value.

As a result of the impairment testing described above, the Company recorded goodwill and tangible and intangible asset impairment charges of approximately $243 million and $2.6 billion during the years ended December 31, 2009 and 2008, respectively. The Company determined that goodwill was completely impaired in 2008. However, as of December 31, 2009, the Company had approximately $9.8 billion of operating property and equipment and $2.5 billion of intangible assets that could be subject to future impairment charges. The Company may be required to recognize additional impairments in the future due to, among other factors, extreme fuel price volatility, tight credit markets, a decline in the fair value of certain tangible or intangible assets, unfavorable trends in historical or forecasted results of operations and cash flows and the uncertain economic environment, as well as other uncertainties. The Company can provide no assurance that a material impairment charge of tangible or intangible assets will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by the Company or other carriers. An impairment charge could have a material adverse effect on the Company’s financial position and results of operations.

The Company’s initiatives to improve the delivery of its services to its customers, reduce costs, increase its revenues and increase shareholder value, including the operational plans recently implemented by the Company, may not be adequate or successful.

The Company continues to identify and implement improvement programs to enhance the delivery of its services to its customers, reduce its costs and increase its revenues. In response to the unprecedented increase in fuel prices during 2008 and the weakened U.S. and global economies, the Company has been implementing certain operational plans in line with its “Focus on Five” operating agenda. The Company’s efforts are focused on cost savings in areas such as telecommunications, airport services, catering, maintenance materials, aircraft ground handling and Regional Affiliates expenses, among others. In addition, the Company significantly reduced Mainline domestic and consolidated capacity and removed 100 aircraft from its Mainline fleet, including its entire B737 fleet of 94 aircraft and six B747 aircraft. United eliminated its Ted product and reconfigured that fleet’s 56 A320s to include United First class seats. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Company’s capacity reductions. The Company will continue to review the deployment of all of our aircraft in various markets and the overall composition of our fleet to ensure that we are using our assets appropriately to provide the best available return. In connection with the capacity reductions, the Company streamlined its operations and corporate functions in order to match the size of its workforce to the reduced size of its operations. The Company reduced its workforce by approximately 9,000 positions during 2008 and 2009, through a combination of furloughs and furlough-mitigation plans, such as early-out options. There can be no assurance that the Company’s initiatives to reduce costs and increase revenues will be successful.

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

Approximately 82% of the employees of UAL are represented for collective bargaining purposes by U.S. labor unions. These employees are organized into six labor groups represented by six different unions.

Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, a carrier must maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the NMB. This process continues until either the parties have reached agreement on a new collective bargaining agreement or the parties are released to “self-help” by the NMB. Although in most circumstances the RLA prohibits strikes, shortly after release by the NMB, carriers and unions are free to engage in self-help measures such as strikes and lock-outs. All six of the Company’s U.S. labor agreements became amendable in January 2010 and negotiations between the Company and all labor unions commenced in April 2009. The Company has filed for mediation assistance with respect to the negotiations with four of its six unions and all four unions are now in active mediation. The Company anticipates that the mediation process and the other two ongoing negotiations will continue in 2010. The Company can provide no assurance that a successful or timely resolution of labor negotiations for all amendable agreements will be achieved. There is also a risk that dissatisfied employees, either with or without union involvement, could engage in illegal slow-downs, work stoppages, partial work stoppages, sick-outs or other actions short of a full strike that could individually or collectively harm the operation of the airline and materially impair its financial performance.

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

If any of United’s aircraft were to be involved in an accident, the Company could be exposed to significant liability. The insurance it carries to cover damages arising from any future accidents may be inadequate. If the Company’s insurance (including, but not limited to, aviation, hull and liability insurance and property insurance) is inadequate, it may be forced to bear substantial losses from an accident.

The Company relies heavily on automated systems to operate its business and any significant failure of these systems could harm its business.

The Company depends on automated systems to operate its business, including its computerized airline reservation systems, flight operations systems, telecommunication systems and commercial websites, including www.united.com. United’s website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight and schedule information, as well as process critical financial transactions. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of United’s services versus its competitors and materially impair its ability to market its services and operate its flights.

The Company’s business relies extensively on third-party providers. Failure of these parties to perform as expected, or unexpected interruptions in the Company’s relationships with these providers or their provision of services to the Company, could have an adverse effect on the Company’s financial position and results of operations.

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

The Company has a significant amount of financial leverage from fixed obligations, including its Amended Credit Facility, aircraft lease and debt financings, leases of airport property and other facilities, and other material cash obligations. In addition, as of December 31, 2009, the Company had pledged a substantial amount of its assets as collateral to secure its various fixed obligations. The Company’s high level of fixed obligations, a downgrade in the Company’s credit ratings, poor credit market conditions and the Company’s limited amount of unencumbered assets available as collateral for loans or other indebtedness could impair the Company’s ability to obtain additional financing, if needed, and reduce its flexibility to conduct its business. Certain of the Company’s existing indebtedness also require it to meet covenants and financial tests to maintain ongoing access to those borrowings. See Note 11, “Debt Obligations and Card Processing Agreements,” and Note 21, “Subsequent Events,” in the Footnotes for further details related to the Company’s credit agreements and assets pledged as collateral, as well as additional debt issued during early 2010. A failure to timely pay its debts or other material uncured breaches of its contractual obligations could result in a variety of adverse consequences, including the acceleration of the Company’s indebtedness, the withholding of credit card sale proceeds by its credit card service providers and the exercise of other remedies by its creditors and equipment lessors that could result in material adverse effects on the Company’s financial position and results of operations. In such a situation, it is unlikely that the Company would be able to fulfill its obligations to repay the accelerated indebtedness, make required lease payments, or otherwise cover its fixed costs.

The Company’s net operating loss carry forward may be limited or possibly eliminated.

As of December 31, 2009, the Company had a net operating loss (“NOL”) carry forward tax benefit of approximately $2.7 billion for federal and state income tax purposes which will expire over a five to twenty year period. This tax benefit is mostly attributable to federal pre-tax NOL carry forwards of $7.3 billion. If the Company were to have a change of ownership within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), under certain conditions, its annual federal NOL utilization could be limited to an amount equal to its market capitalization at the time of the ownership change multiplied by the federal long-term tax exempt rate, adjusted for certain built-in gains or losses. A change of ownership under Section 382 of the Code is defined as a cumulative change of more than 50 percentage points or more in the ownership positions of certain stockholders owning 5% or more of UAL’s common stock over a three year rolling period.

To reduce the risk of a potential adverse effect on the Company’s ability to utilize its NOL carry forwards for federal income tax purposes, UAL’s amended and restated certificate of incorporation contains a 5% ownership limitation (the “5% Ownership Limitation”), applicable to all stockholders except the Pension Benefit Guaranty Corporation (“PBGC”). The 5% Ownership Limitation remains effective until February 1, 2011, subject to further extension by the UAL Board of Directors (the “Board of Directors”) and shareholders. The 5% Ownership Limitation prohibits (i) the acquisition by a single stockholder of shares representing 5% or more of the common stock of UAL and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL’s common stock, unless prior written approval is granted by the Board of Directors. The percentage ownership of a single stockholder can be computed by dividing the number of shares of common stock held by the stockholder by the sum of the shares of common stock issued and outstanding plus the number of shares of common stock still held in reserve for payment to unsecured creditors under the Debtors’ Second Amended Joint Plan of Reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code (the “Plan of Reorganization”). For additional information regarding the 5% Ownership Limitation, please refer to UAL’s restated certificate of incorporation available on its website.

While the purpose of these transfer restrictions is to prevent a change of ownership from occurring within the meaning of Section 382 of the Code (which ownership change might materially and adversely affect the Company’s ability to utilize its NOL carry forward or other tax attributes), no assurance can be given that such an ownership change will not occur, in which case the availability of the Company’s substantial NOL carry forward and other federal income tax attributes might be significantly limited or possibly eliminated. Any transfers of common stock that are made in violation of the restrictions set forth above will be void and, pursuant to UAL’s restated certificate of incorporation, will be treated as if such transfer never occurred. This provision may prevent a sale of common stock by a stockholder and adversely affect the price at which a stockholder can sell common stock. In addition, this limitation may have the effect of delaying or preventing a change in control of UAL, creating a perception that a change in control cannot occur or otherwise discouraging takeover attempts that some stockholders may consider beneficial, which could also adversely affect the prevailing market price of the common stock. UAL cannot predict the effect that this provision in the UAL amended and restated certificate of incorporation may have on the market price of the common stock.

In addition, under the terms of the Company’s 4.5% Senior Limited-Subordination Convertible Notes due 2021 (the “4.5% Notes”), 5% Senior Convertible Notes due 2021 (the “5% Notes”) and 6% Senior Convertible Notes due 2029 (the “6% Senior Convertible Notes”) (collectively, the “Notes”), noteholders have the option to require UAL to repurchase the Notes on certain dates. UAL may pay the repurchase price in cash, shares of UAL common stock, or a combination thereof. If UAL is required to repurchase such Notes and elects to use shares of common stock rather than cash, a change in ownership within the meaning of Section 382 of the Code could occur depending on the number of Notes repurchased and the number of shares of UAL common stock required to repurchase the Notes. Further, under the terms of the 4.5% Notes, 5% Notes and 6% Senior Convertible Notes, noteholders have the option to convert the Notes into shares of UAL’s common stock at a fixed conversion rate at any time prior to maturity. The conversion of a significant number of the Notes into UAL common stock could, in combination with the shares (if any) used to repurchase the Notes or other transactions, cause a change in ownership within the meaning of Section 382 of the Code to occur.

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

An outbreak of a disease that affects travel demand or travel behavior, such as Severe Acute Respiratory Syndrome, avian flu or H1N1 virus, or other illness, could have a material adverse impact on the Company’s business, financial condition and results of operations.

Certain provisions of UAL’s Governance Documents could discourage or delay changes of control or changes to the Board of Directors.

Certain provisions of the restated certificate of incorporation and amended and restated bylaws of UAL (together, the “Governance Documents”) may make it difficult for stockholders to change the composition of the Board of Directors and may discourage takeover attempts that some of its stockholders may consider beneficial.

Certain provisions of the Governance Documents may have the effect of delaying or preventing changes in control if the Board of Directors determines that such changes in control are not in the best interests of UAL and its stockholders.

These provisions of the Governance Documents are not intended to prevent a takeover, but are intended to protect and maximize the value of UAL’s stockholders’ interests. While these provisions have the effect of encouraging persons seeking to acquire control of UAL to negotiate with the Board of Directors, they could enable the Board of Directors to prevent a transaction that some, or a majority, of its stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.

The issuance of UAL’s contingent senior unsecured notes could adversely impact results of operations, liquidity and financial position and could cause dilution to the interests of its existing stockholders.

In connection with the Company’s Plan of Reorganization, UAL is obligated under an indenture to issue to the PBGC 8% Contingent Senior Notes (the “8% Notes”) with an aggregate principal amount of up to $500 million in up to eight equal tranches of $62.5 million (with no more than two tranches issued as a result of each issuance trigger event) upon the occurrence of certain financial triggering events. An issuance trigger event occurs when, among other things, the Company’s EBITDAR (as defined in the PBGC indenture) exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year, beginning with the fiscal year ended December 31, 2009 and ending with the fiscal year ending December 31, 2017. However, if the issuance of a tranche would cause a default under any other securities then existing, UAL may satisfy its obligations with respect to such tranche by issuing UAL common stock having a market value equal to $62.5 million. The issuance of the 8% Notes could adversely impact the Company’s results of operations because of increased interest expense related to the notes and adversely impact its financial position or liquidity due to increased cash required to meet interest and principal payments. Any common stock issued in lieu of debt will cause additional dilution to existing UAL stockholders.

Risks Related to UAL Common Stock

The issuance of additional shares of UAL common stock, including upon conversion of its convertible notes, could cause dilution to the interests of its existing stockholders.

During 2009, UAL issued $345 million aggregate principal amount of 6% Senior Convertible Notes. Previously, UAL issued $726 million of 4.5% Notes and $150 million of 5% Notes in connection with the Company’s Plan of Reorganization. Holders of these securities may convert them into shares of UAL’s common stock according to their terms. See Note 11, “Debt Obligations and Card Processing Agreements,” in the Footnotes for further information regarding these instruments.

The UAL restated certificate of incorporation authorizes up to one billion shares of common stock. In certain circumstances, UAL can issue shares of common stock without stockholder approval. In 2008, the Board of Directors approved the issuance of $200 million of UAL common stock as part of an ongoing equity offering by the Company. The Company completed this equity offering during 2009, which produced aggregate net proceeds of approximately $196 million after deducting related expenses. In October 2009, UAL sold an additional 19.0 million shares of UAL common stock in a separate underwritten, public offering generating net proceeds of $132 million. In addition, the Board of Directors is authorized to issue up to 250 million shares of preferred stock without any action on the part of UAL’s stockholders. The Board of Directors also has the power, without stockholder approval, to set the terms of any series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over UAL’s common stock with respect to dividends or if UAL liquidates, dissolves or winds up its business and other terms. If UAL issues preferred stock in the future that has a preference over its common stock with respect to the payment of dividends or upon its liquidation, dissolution or winding up, or if UAL issues preferred stock with voting rights that dilute the voting power of its common stock, the rights of holders of its common stock or the market price of its common stock could be adversely affected. UAL is also authorized to issue, without stockholder approval, other securities convertible into either preferred stock or, in certain circumstances, common stock. In the future UAL may decide to raise additional capital through offerings of its common stock, securities convertible into its common stock, or rights to acquire these securities or its common stock. The issuance of additional shares of common stock or securities convertible into common stock could result in dilution of existing stockholders’ equity interests in UAL. Issuances of substantial amounts of its common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices for UAL’s common stock and UAL cannot predict the effect this dilution may have on the price of its common stock.

The issuance of UAL common stock upon a noteholder’s exercise of its option to require UAL to repurchase convertible notes could cause dilution to the interests of existing stockholders.

Under the terms of the Company’s 4.5% Notes, 5% Notes and 6% Senior Convertible Notes, holders of such notes may require UAL to purchase all or a portion of such notes at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, on June 30, 2011 and June 30, 2016 in the case of the 4.5% Notes, February 1, 2011 and February 1, 2016 in the case of the 5% Notes and October 15, 2014, October 15, 2019 and October 15, 2024 in the case of the 6% Senior Convertible Notes. If a noteholder exercises such option, UAL may elect to pay the repurchase price in cash, shares of its common stock or a combination thereof. If UAL elects to pay the repurchase price in shares of its common stock, UAL is obligated to deliver a number of shares of common stock equal to the repurchase price divided by an average price of UAL common stock for a 20-consecutive trading day period. The number of shares issued could be significant. If UAL determines to pay the repurchase price in shares of its common stock, such an issuance could cause significant dilution to the interests of its existing stockholders. In addition, if UAL elects to pay the repurchase price in cash, its liquidity could be adversely affected.

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

Flight Equipment

As of December 31, 2009, the Company’s operational plans to significantly reduce its operating fleet and capacity were substantially complete as the Company’s entire fleet of 94 B737 aircraft and five B747 aircraft had been removed from service. The last planned early aircraft retirement of a B747 aircraft occurred in January 2010. See Note 2, “Company Operational Plans,” in the Footnotes for additional information.

Details of UAL and United’s Mainline operating fleet as of December 31, 2009 are provided in the following table:

Aircraft Type	Average Number of Seats	Owned	Leased	Total	Average Age (Years)
UAL total operating fleet at December 31, 2008		209	200	409	13

A319—100	120	32	23	55	10
A320—200	146	38	59	97	12
B747—400	368	16	9	25	15
B757—200	172	23	73	96	18
B767—300	207	17	18	35	15
B777—200	267	45	7	52	11

Total operating fleet at December 31, 2009		171	189	360	13

UAL nonoperating B737s at December 31, 2009 (a)		42	28	70	20

UAL nonoperating B747s at December 31, 2009		5	—	5	13

(a)	United leases one nonoperating aircraft from UAL and therefore had one less owned B737 aircraft and one more leased aircraft as compared to UAL’s fleet.

Details of the Regional Affiliates operating fleet that are operated under capacity purchase lease agreements as of December 31, 2009, are provided in the following table:

Aircraft Type	Average No. of Seats	Total
Bombardier CRJ200	50	91
Bombardier CRJ700	66	108
De Havilland Dash 8	37	7
Embraer EMB 120	30	12
Embraer ERJ 145	50	36
Embraer EMB170	70	38

Total Operating Fleet		292

All of the Bombardier CRJ700 and Embraer EMB170 aircraft are equipped with explusSM seating. For additional information on aircraft leases, see Note 14, “Lease Obligations,” in the Footnotes.

Ground Facilities

United is a party to various leases relating to its use of airport landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves. Major terminal facility leases expire at SFO in 2011 and 2013, Washington Dulles in 2014, O’Hare in 2018, LAX in 2019 and Denver in 2025. The Company also leases approximately 250,000 square feet of office space through 2022 for its corporate headquarters in downtown Chicago.

The Company also owns a 66.5-acre complex in suburban Chicago consisting of more than 1 million square feet of office space for its operations center, a computer operations facility and a training center (collectively the “Current Operations Center”). During 2009, the Company conducted an extensive review of multiple sites in the Chicago area and selected the Willis Tower (formerly the Sears Tower) as the new location of the Current Operations Center, offering much improved workspaces, technology and other resources. United expects to occupy approximately 460,000 square feet within the Willis Tower by 2011. The Company’s rental obligations and initial possession of a portion of the premises are expected to commence in late 2010. The lease has an initial 15-year term with renewal options. The Company plans to sell the Current Operations Center as part of the Willis Tower relocation plan.

United also owns a flight training center in Denver which accommodates 36 flight simulators and more than 90 computer-based training stations, as well as a crew hotel in Honolulu which is mortgaged.

During 2009, the Company entered into an amendment to its O’Hare cargo building site lease with the City of Chicago. The Company agreed to vacate its current cargo facility at O’Hare to allow the land to be used for the development of a future runway. The Company received approximately $160 million from the City of Chicago in accordance with the terms of the lease amendment. In addition, under the lease amendment the City of Chicago will provide the Company with another site at O’Hare upon which a replacement cargo facility could be constructed.

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

A substantial amount of the Company’s assets have been pledged as collateral as discussed in Note 11, “Debt Obligations and Card Processing Agreements,” in the Footnotes.

ITEM 3. LEGAL PROCEEDINGS.

In re: UAL Corporation, et. al.

On December 9, 2002, UAL, United and 26 direct and indirect wholly-owned subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the Bankruptcy Code. On January 20, 2006, the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”) confirmed the Company’s Plan of Reorganization. The Plan of Reorganization became effective and the Company emerged from bankruptcy protection on February 1, 2006. During the course of its Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved all claims pending in the bankruptcy case. On December 8, 2009, the Bankruptcy Court issued a final decree closing all bankruptcy cases against the Company, effective as of that date.

Air Cargo/Passenger Surcharge Investigations

In February 2006, the European Commission (the “Commission”) and the DOJ commenced an international investigation into what government officials described as a possible price fixing conspiracy relating to certain surcharges included in tariffs for carrying air cargo. The DOJ issued a grand jury subpoena to United and the Commission conducted an inspection at the Company’s offices in Frankfurt. In June 2006, United received a second subpoena from the DOJ requesting information related to certain passenger pricing practices and surcharges applicable to international passenger routes. We are cooperating fully. United is considered a source of information for the DOJ investigation, not a target.

Separately, United has received information requests regarding cargo pricing matters from the competition authorities in Australia, Brazil, Japan, Korea and Switzerland. On December 18, 2007, the Commission issued a Statement of Objections to 26 companies, including United. The Statement of Objections presented evidence related to the utilization of fuel and security surcharges and the exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United has provided written and oral responses vigorously disputing the Commission’s allegations against the Company. On July 31, 2008, state prosecutors in Sao Paulo, Brazil, commenced criminal proceedings against eight individuals, including United’s cargo manager, for allegedly participating in cartel activity. The Company is actively participating in the defense of those allegations. On January 4, 2010, the Economic Law Secretariat of Brazil issued its opinion recommending that civil penalties be assessed against all parties being investigated, including United, to the Administrative Counsel of Economic Defense (“CADE”), which will make a determination on the matter. United will vigorously defend itself before the CADE. On December 15, 2008, the New Zealand Commerce Commission issued Notices of Proceeding and Statements of Claim to 13 airlines, including United. The Company is currently preparing its response to these proceedings. On October 28, 2009, the Korean Fair Trade Commission issued an examiner’s report which omitted the Company from its investigation, thereby removing the Company as a target of its cargo pricing investigation.

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

United Injunction Against ALPA and Four Individual Defendants for Unlawful Slowdown Activity under the Railway Labor Act

On July 30, 2008, United filed a lawsuit in federal court for the Northern District of Illinois (the “Court”) seeking a preliminary injunction against ALPA and four individual pilot employees also named as defendants for unlawful concerted activity which was disrupting the Company’s operations. The Court granted the preliminary injunction to United in November 2008 which was upheld by the Seventh Circuit. ALPA and the Company reached an agreement to discontinue the ongoing litigation over United’s motion for a permanent injunction and, instead, the preliminary injunction will remain in effect until the conclusion of the ongoing bargaining process for an amended collective bargaining agreement that began on April 9, 2009. By reaching this agreement, the parties are able to focus their efforts on the negotiations for the collective bargaining agreement. Nothing in this agreement precludes either party from reopening the permanent injunction litigation upon 30 days notice or from seeking enforcement of the preliminary injunction itself.

EEOC Claim Under the Americans with Disabilities Act

On June 5, 2009, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit on behalf of five named individuals and other similarly situated employees alleging that United’s reasonable accommodation policy for employees with medical restrictions does not comply with the requirements of the Americans with Disabilities Act. The Company is investigating this matter and cannot assess its possible exposure at this time. Although the Company intends to vigorously defend itself in connection with this lawsuit, the law in this area is unsettled and, as a result, there can be no assurances as to the ultimate result of this action.

Litigation Associated with September 11, 2001 Terrorism

Families of 94 victims of the September 11 terrorist attacks filed lawsuits asserting a variety of claims against the airline industry. United and American Airlines (the “aviation defendants”), as the two carriers whose flights were hijacked, are the central focus of the litigation, but a variety of additional parties have been sued on a number of legal theories ranging from collective responsibility for airport screening and security systems that allegedly failed to prevent the attacks to faulty design and construction of the World Trade Center towers. In excess of 97% of the families of the deceased victims received awards from the September 11th Victims Compensation Fund of 2001, which was established by the federal government, and consequently are now barred from making further claims against the aviation defendants. World Trade Center Properties, Inc., as lessee, has filed claims against the aviation defendants and The Port Authority of New York and New Jersey (the “Port Authority”), the owner of the World Trade Center. The Port Authority has also filed cross-claims against the aviation defendants in both the wrongful death litigation and for property damage sustained in the attacks. The insurers of various tenants at the World Trade Center have filed subrogation claims for damages as well. In the aggregate, September 11th claims are estimated to be well in excess of $10 billion. By statute, these matters were consolidated in the U.S. District Court for the Southern District of New York and the aviation defendants’ exposure was capped at the limit of the liability coverage maintained by each carrier at the time of the attacks. In the personal injury and wrongful death matters, settlement discussions continue and the parties have reached settlement agreements for the majority of the remaining claims. The Company anticipates that any liability it may face arising from the events of September 11, 2001 could be significant, but by statute will be limited to the amount of its insurance coverage.

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

Graham W. Atkinson. Age 58. Mr. Atkinson has been Executive Vice President and President of Mileage Plus since October 2008. From September 2006 to September 2008, Mr. Atkinson served as Executive Vice President—Chief Customer Officer of UAL and United. From January 2004 to September 2006, Mr. Atkinson served as Senior Vice President—Worldwide Sales and Alliances of United.

Peter D. McDonald. Age 58. Mr. McDonald has been Executive Vice President and Chief Administrative Officer of UAL and United since May 2008. From May 2004 to May 2008, Mr. McDonald served as Executive Vice President and Chief Operating Officer of UAL and United. From September 2002 to May 2004, Mr. McDonald served as Executive Vice President—Operations of UAL and United.

Kathryn A. Mikells. Age 44. Ms. Mikells has been Executive Vice President and Chief Financial Officer of UAL and United since July 2009. From November 2008 to July 2009, Ms. Mikells served as Senior Vice President and Chief Financial Officer of both companies. From August 2007 to October 2008, Ms. Mikells served as Vice President of Investor Relations of United. From August 2006 to July 2007, she served as Vice President of Financial Planning and Analysis of United and from January 2005 to August 2006, Ms. Mikells served as Vice President and Treasurer of United.

John P. Tague. Age 47. Mr. Tague has been President of United and Executive Vice President of UAL since July 2009. From May 2008 to July 2009, Mr. Tague served as Executive Vice President and Chief Operating Officer of both companies. From April 2006 to May 2008, Mr. Tague served as Executive Vice President and Chief Revenue Officer of UAL and United. From May 2004 to April 2006, he served as Executive Vice President—Marketing, Sales and Revenue of both companies.

Glenn F. Tilton. Age 61. Mr. Tilton has been Chairman, President and Chief Executive Officer of UAL and Chairman and Chief Executive Officer of United since September 2002.

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

The following table sets forth the ranges of high and low sales prices per share of UAL common stock, which trades on a NASDAQ market under the symbol “UAUA,” during the last two completed fiscal years.

	2009		2008
	High	Low	High	Low
1st quarter	$12.88	$3.45	$41.47	$19.71
2nd quarter	6.90	3.08	24.87	5.22
3rd quarter	9.77	3.07	15.84	2.80
4th quarter	13.33	6.23	16.73	4.55

There is no trading market for the common stock of United. UAL and United did not pay any dividends in 2009. In December 2007, UAL’s Board of Directors approved a special distribution of $2.15 per common share, or approximately $257 million, which was paid on January 23, 2008 to holders of record of UAL common stock as of January 9, 2008 and is characterized as a return of capital for tax purposes. Under the provisions of the Amended Credit Facility and the terms of certain of our other debt agreements, the Company’s ability to pay distributions on or repurchase UAL common stock is restricted. However, the Company may undertake an additional $243 million in shareholder initiatives without any additional prepayment of the Amended Credit Facility, provided that all covenants within the Amended Credit Facility are met. In addition, the agreement provides that the Company can carry out further shareholder initiatives in an amount equal to future term loan prepayments, provided the covenants are met. See Note 11, “Debt Obligations and Card Processing Agreements,” in the Footnotes for more information related to dividend restrictions under the Amended Credit Facility. Any future determination regarding dividend or distribution payments will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law.

Based on reports by the Company’s transfer agent for UAL common stock, there were approximately 1,426 record holders of its UAL common stock as of February 15, 2010.

The following graph shows the cumulative total shareholder return for UAL common stock during the period from February 2, 2006 to December 31, 2009. Five year historical data is not presented since the financial results of the Successor UAL are not comparable with the results of the Predecessor UAL, as discussed in Item 6, Selected Financial Data. The graph also shows the cumulative returns of the Standard and Poors (“S&P”) 500 Index and the AMEX Airline Index (“AAI”) of 12 investor-owned airlines. The comparison assumes $100 was invested on February 2, 2006 (the date UAUA began trading on NASDAQ) in UAL common stock and in each of the indices shown and assumes that all dividends paid, including UAL’s January 2008 $2.15 per share distribution, were reinvested.

Note: The stock price performance shown in the graph above should not be considered indicative of potential future stock price performance.

The following table presents repurchases of UAL common stock made in the fourth quarter of fiscal year 2009:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
10/01/09 – 10/31/09	2,354	$6.92	—	(b	)
11/01/09 – 11/30/09	2,431	6.63	—	(b	)
12/01/09 – 12/31/09	—	—	—	(b	)

Total	4,785	6.77	—	(b	)

(a)	Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.
(b)	Withholding of shares to satisfy tax obligations due upon the vesting of restricted stock in accordance with the Company’s share-based compensation plan. The plan does not specify a maximum number of shares that may be repurchased.

PART II

ITEM 6.	SELECTED FINANCIAL DATA.

In connection with its emergence from Chapter 11 bankruptcy protection, UAL adopted fresh-start reporting, effective February 1, 2006, in accordance with accounting principles related to reorganizations. As a result of the adoption of fresh-start reporting, the financial statements prior to February 1, 2006 are not comparable with the financial statements after February 1, 2006. References to “Successor Company” refer to UAL on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor Company” refer to UAL prior to February 1, 2006. Certain income statement and balance sheet amounts presented in the table below for the 2008, 2007 and 2006 Successor periods include the impact from the Company’s 2009 retrospective adoption of the new accounting principles related to accounting for convertible debt instruments that may be settled in cash upon conversion and determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating earnings per share. See Note 1 (p), “Summary of Significant Accounting Policies—New Accounting Pronouncements,” in the Footnotes for additional information.

(In millions, except rates)	Successor				Predecessor
	Year Ended December 31,
	2009	2008	2007	Period from February 1 to December 31, 2006	Period from January 1 to January 31, 2006	Year Ended December 31, 2005
Income Statement Data:
Operating revenues	$16,335	$20,194	$20,143	$17,882	$1,458	$17,379
Operating expenses	16,496	24,632	19,106	17,383	1,510	17,598
Mainline fuel purchase cost	3,509	7,114	5,086	4,436	362	4,032
Non-cash fuel hedge (gains) losses	(586)	568	(20)	2	—	—
Cash fuel hedge (gains) losses	482	40	(63)	24	—	—

Total Mainline fuel expense	3,405	7,722	5,003	4,462	362	4,032

Nonoperating non-cash fuel hedge (gains) losses	(279)	279	—	—	—	—
Nonoperating cash fuel hedge (gains) losses	248	249	—	—	—	—
Goodwill impairment	—	2,277	—	—	—	—
Other impairments and special operating items	374	339	(44)	(36)	—	18
Reorganization (income) expense	—	—	—	—	(22,934)	20,601
Net income (loss) (a)	(651)	(5,396)	360	7	22,851	(21,176)
Basic earnings (loss) per share	(4.32)	(42.59)	2.94	(0.02)	196.61	(182.29)
Diluted earnings (loss) per share	(4.32)	(42.59)	2.65	(0.02)	196.61	(182.29)
Cash distribution declared per common share (b)	—	—	2.15	—	—	—

Balance Sheet Data at period-end:
Total assets	$18,684	$19,465	$24,223	$25,372	$19,555	$19,342
Long-term debt and capital lease obligations, including current portion	8,543	8,004	8,255	10,364	1,432	1,433
Liabilities subject to compromise	—	—	—	—	36,336	35,016

(In millions, except rates)	Successor								Predecessor
	Year Ended December 31,
	2009		2008		2007		Period from February 1 to December 31, 2006		Period from January 1 to January 31, 2006		Year Ended December 31, 2005

Mainline Operating Statistics (c):
Revenue passengers	56		63		68		69		(c	)	67
Revenue passenger miles (“RPMs”) (d)	100,475		110,061		117,399		117,470		(c	)	114,272
Available seat miles (“ASMs”) (e)	122,737		135,861		141,890		143,095		(c	)	140,300
Passenger load factor (f)	81.9%		81.0%		82.7%		82.1%		(c	)	81.4%
Yield (g)	11.81	¢	13.89	¢	12.99	¢	12.19	¢	(c	)	11.25	¢
Passenger revenue per ASM (“PRASM”) (h)	9.70	¢	11.29	¢	10.78	¢	10.04	¢	(c	)	9.20	¢
Operating revenue per ASM (“RASM”) (i)	10.81	¢	12.58	¢	12.03	¢	11.49	¢	(c	)	10.66	¢
Operating expense per ASM (“CASM”) (j)	11.05	¢	15.74	¢	11.39	¢	11.23	¢	(c	)	10.59	¢
Fuel gallons consumed	1,942		2,182		2,292		2,290		(c	)	2,250
Average price per gallon of jet fuel, including tax and hedge impact	175.3	¢	353.9	¢	218.3	¢	210.7	¢	(c	)	179.2	¢

(a)	Net income (loss) was significantly impacted in the Predecessor periods due to reorganization items related to the bankruptcy restructuring.
(b)	Paid in January 2008.
(c)	Mainline operations exclude the operations of independent regional carriers operating as United Express. Statistics included in the 2006 Successor period were calculated using the combined results of the Successor period from February 1 to December 31, 2006 and the Predecessor January 2006 period.
(d)	RPMs are the number of scheduled miles flown by revenue passengers.
(e)	ASMs are the number of seats available for passengers multiplied by the number of miles those seats are flown.
(f)	Passenger load factor is derived by dividing RPMs by ASMs.
(g)	Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs.
(h)	PRASM is Mainline passenger revenue per ASM.
(i)	RASM is operating revenues excluding Regional Affiliates passenger revenue per ASM.
(j)	CASM is operating expenses excluding Regional Affiliates operating expenses per ASM.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

This Annual Report on Form 10-K is a combined report of UAL and United including their respective consolidated financial statements. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL’s assets, liabilities and operating cash flows. Therefore, the following qualitative discussion is applicable to both UAL and United, unless otherwise noted. Any significant differences between UAL and United results are separately disclosed and explained. United meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format allowed under that general instruction.

As discussed above under Item 1, Business, the Company derives virtually all of its revenues from airline related activities. The most significant source of airline revenues is passenger revenues; however, Mileage Plus, United Cargo and United Services are also major sources of operating revenues. The airline industry is highly competitive and is characterized by intense price competition. Fare discounting by United’s competitors has historically had a negative effect on the Company’s financial results because United has generally been required to match competitors’ fares to maintain passenger traffic. Future competitive fare adjustments may negatively impact the Company’s future financial results. One of the Company’s most significant operating expenses is jet fuel. Jet fuel prices are extremely volatile and are largely uncontrollable by the Company. The Company’s historical and future earnings have been, and will continue to be, significantly impacted by jet fuel prices.

The Company continues to implement its “Focus on Five” business approach, a comprehensive set of priorities that focuses on the fundamentals of running a good airline: one that runs on time, with clean planes and courteous employees, delivers industry-leading revenues and competitive costs, and does so safely. The goal of this approach is to enable United to achieve best-in-class safety performance, exceptional customer satisfaction and experience, and industry-leading margin and cash flow. During 2009, United’s positions with respect to certain key metrics reported by the DOT improved significantly. In addition to improvements in overall customer satisfaction scores, United ranked number one in on-time performance for domestic scheduled flights for 2009 among the five largest global U.S. based carriers, as measured by the DOT and as published in the Air Travel Consumer Report for 2009. The Company also reduced unit costs through cost control initiatives and successfully completed a number of financing initiatives during 2009 to strengthen its liquidity and considerably reduce its near-term scheduled debt payments.

Recent Developments. The global recession created an extremely challenging environment for the Company. For most of 2008 and 2009, the airline industry experienced decreased demand for air travel which put pressure on the Company’s operating cash reserves, as well as its operating revenues. Despite challenging revenue conditions, the Company significantly reduced its year-over-year operating expenses. In addition to fuel price declines and reduced capacity, the Company’s commitment to cost reduction was a contributing factor to this reduction in operating expenses, as presented in the table below. The following table presents the unit cost of various components of total operating expenses and related year-over-year changes.

(In millions, except unit costs)	2009	2009 expense per ASM (in cents)	2008	2008 expense per ASM (in cents)	% change per ASM
Mainline ASMs	122,737		135,861
Mainline fuel expense	$3,405	2.78	$7,722	5.68	(51.1)
Impairments, special items and other charges (a)	409	0.33	2,807	2.07	(84.1)
Other operating expenses	9,743	7.94	10,855	7.99	(0.6)

Total mainline operating expense	13,557	11.05	21,384	15.74	(29.8)
Regional affiliate expense	2,939		3,248

Consolidated operating expense	$16,496		$24,632

(a)	Amounts are summarized in the Summary Results of Operations table in Financial Results, below.

In addition, to mitigate the negative impact of the global recession, the Company focused on implementing strategies during 2009 related to, among other things, capacity reductions, fleet optimization, revenue generation and airline alliances as discussed below.

Some of these actions include the following:

•

The Company reduced its Mainline domestic and international capacity by 5% and 8%, respectively, during the fourth quarter of 2009, as compared to the prior year. Mainline domestic capacity decreased 10% while international capacity decreased 9% for the full year of 2009, as compared to 2008.

Consolidated capacity was approximately 3% and 7% lower in the fourth quarter and the full year of 2009, respectively, as compared to the prior year;

•

The Company permanently removed 100 aircraft from its fleet, including its entire fleet of 94 B737 aircraft and six B747 aircraft in order to eliminate unprofitable capacity and divest the Company of assets that did not provide an acceptable return. The Company also streamlined its operations and corporate functions in order to match the size of its workforce to the size of its reduced capacity, resulting in a workforce reduction of approximately 9,000 positions during 2008 and 2009. The workforce reduction was completed through a combination of furloughs and furlough-mitigation programs, such as voluntary early-out options, to reduce the required involuntary furloughs. Of the total represented workforce reduction, approximately 45% was accomplished through voluntary furloughs;

•

The Company reconfigured its entire Ted fleet of 56 all-economy Airbus aircraft to include United First, Economy Plus and economy seating and continues to refit its widebody international aircraft with new first and business class premium seats, entertainment systems and other product enhancements. During 2009, the Company completed its upgrade of all of its B767 and B747 aircraft, which are used for international flights, and commenced the reconfiguration of its international B777 fleet in February 2010;

•

The Company created new revenue streams through unbundling its flight services and various other new service offerings. The new revenue initiatives include fees for checked bags on domestic and international flights, express airport check-in and boarding through Premier TravelSM and Premier Travel PlusSM, and an annual subscription for two checked bags at no additional cost for United and Regional Affiliates-operated flights through Premier Baggage;

•

In October 2009, Continental joined United and its 24 partners in the Star Alliance linking the airlines’ networks and services worldwide and creating new revenue opportunities, cost savings and other efficiencies;

•

In December 2009, United filed an application jointly with All Nippon Airways and Continental to the DOT for antitrust immunity for a series of alliance agreements between and among the carriers, including a transpacific joint venture agreement; and

•

In December 2009, the Company announced its intention to place an aircraft order for 25 Boeing 787-8 Dreamliner aircraft and 25 Airbus A350 XWB aircraft, with future purchase rights for an additional 50 planes of each aircraft type. The 25 Boeing aircraft and 25 Airbus aircraft are to replace the Company’s international Boeing 747s and 767s. The Company estimates that it will reduce its fuel costs and carbon emissions from the 25 Boeing aircraft and 25 Airbus aircraft combined by approximately 33% compared with the aircraft they will replace, lower average lifetime maintenance costs for the 25 Boeing aircraft and 25 Airbus aircraft combined by approximately 40% per available seat mile compared with the aircraft they will replace, and enable service to a broader range of international destinations while providing customers with state-of-the-art cabin comfort. The Boeing aircraft order is pursuant to a purchase agreement entered into by the Company and The Boeing Company in February 2010 and the Airbus aircraft order is subject to the execution of a definitive written agreement that is expected to be finalized in the first quarter of 2010.

The Company also took certain actions to enhance its liquidity and minimize its financing costs during this challenging economic environment. In 2009, the Company’s liquidity initiatives generated unrestricted cash of more than $1.5 billion primarily from the issuance of UAL common stock, proceeds from new debt issuances and aircraft asset sale-leaseback transactions. See Liquidity and Capital Resources—Financing Activities, below, for additional information related to these transactions.

The Company also made the following significant changes to its international route network:

•	The Company commenced new daily service from Washington Dulles to Moscow and Geneva in March and April 2009, respectively;

•

The Company will commence its first-ever service to Africa, with one daily, same-plane service from Washington Dulles to Accra, Ghana during the second quarter of 2010. In addition, United plans to add service to Lagos, Nigeria, pending government approvals;

•

The Company will offer a new non-stop flight between O’Hare and Brussels, Belgium and will extend its existing daily Washington Dulles-Kuwait flight to include a direct flight to Bahrain, starting in March and April 2010, respectively; and

•	The Company entered into a joint venture to offer service from Washington Dulles to Madrid beginning March 2010.

Financial Results. The air travel business is subject to seasonal fluctuations. Historically, the Company’s revenues are better in the second and third quarters as compared to the first and fourth quarters of each year, since its first and fourth quarter results normally reflect weaker travel demand. In addition, the Company’s results of operations may be impacted by adverse weather, air traffic control delays, fuel price volatility and other factors in any period.

The table below presents certain financial statement items to provide an overview of the Company’s financial performance for the three years ended December 31, 2009, 2008 and 2007. The most significant contributors to the Company’s net losses in 2009 and 2008 were the negative impact of the economic recession on revenues in 2009 and increased fuel prices and asset impairments in 2008. The table below also highlights that the Company, through its past and on-going cost reduction initiatives, was able to effectively manage costs in non-fuel and other areas, although the benefits of these cost savings initiatives were not sufficient to offset, in 2009, lower revenues due to the global recession, and, in 2008, the dramatic increase in fuel cost.

SUMMARY RESULTS OF OPERATIONS

(In millions)	2009	2008	2007
UAL information
Revenues	$16,335	$20,194	$19,852
Special revenue items (a)	—	—	45
Revenues due to Mileage Plus policy change (a)	—	—	246

Total revenues	16,335	20,194	20,143
Mainline fuel purchase cost	3,509	7,114	5,086
Operating non-cash fuel hedge (gain)/loss	(586)	568	(20)
Operating cash fuel hedge (gain)/loss	482	40	(63)
Regional Affiliates fuel expense (b)	799	1,257	915
Goodwill impairment (c)	—	2,277	—
Other impairments and special items (c)	374	339	(44)
Other charges (see table below)	35	191	—

Total impairments, special items and other charges	409	2,807	(44)

Other operating expenses	11,883	12,846	13,232
Nonoperating non-cash fuel hedge (gain)/loss	(279)	279	—
Nonoperating cash fuel hedge (gain)/loss	248	249	—
Other nonoperating expense (d)	538	455	380
Income tax expense (benefit)	(17)	(25)	297

Net income (loss)	$(651)	$(5,396)	$360

United net income (loss)	$(628)	$(5,354)	$359

(a)	These significant items affecting the Company’s results of operations are discussed in Results of Operations, below.
(b)	Regional Affiliates’ fuel expense is classified as part of Regional Affiliates expense in the Company’s Financial Statements.
(c)	As described in Results of Operations below, asset impairment charges were recorded as a result of interim testing performed in 2009 and 2008.
(d)	Includes non-cash interest expense of $55 million, $48 million and $43 million in 2009, 2008 and 2007, respectively, related to accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1(p), “Summary of Significant Accounting Policies—New Accounting Pronouncements,” in the Footnotes for additional information. Also includes equity in earnings of affiliates.

UAL recorded the following impairment and other charges, as further discussed below, during the year ended December 31, 2009 and 2008:

	Year Ended December 31,
(In millions)	2009	2008	Income statement classification
Goodwill impairment	$—	$2,277	Goodwill impairment
Intangible asset impairments	150	64
Aircraft and related deposit impairments	93	250

Total other impairments	243	314
LAX municipal bond litigation	27	—
Lease termination and other charges	104	25

Total other impairments and special items	374	339	Other impairments and special items
Severance	33	106	Salaries and related costs
Employee benefit obligation adjustment	(35)	57	Salaries and related costs
Litigation-related settlement gain	—	(29)	Other operating expenses
Charges related to terminated/deferred projects	—	26	Purchased services
Net gain on asset sales	(11)	(3)	Other operating expenses
Accelerated depreciation from early asset retirements	48	34	Depreciation and amortization

Total other charges	35	191

Total of impairments, special items and other charges	409	2,807
Operating non-cash fuel hedge (gain) loss	(586)	568	Aircraft fuel
Nonoperating non-cash fuel hedge (gain) loss	(279)	279	Miscellaneous, net
Tax benefit on intangible asset impairments and asset sales	(21)	(31)	Income tax benefit

Total impairments and other charges	$(477)	$3,623

The income tax benefit in 2009 is related to the impairment and sale of certain indefinite-lived intangible assets, partially offset by the income tax effects of items recorded in other comprehensive income. The income tax benefit in 2008 is related to the impairment and sale of certain indefinite-lived intangible assets, partially offset by the impact of an increase in state tax rates.

Liquidity. The following table provides a summary of the Company’s total cash and cash equivalents and restricted cash at December 31, 2009 and 2008.

	As of December 31,
(In millions)	2009	2008
Cash and cash equivalents	$3,042	$2,039
Restricted cash	341	272

Total cash and cash equivalents and restricted cash	$3,383	$2,311

The increase in the Company’s cash and cash equivalents and restricted cash balances was primarily due to a $2.2 billion improvement in cash flows from operations in 2009, as compared to 2008, and the significant liquidity initiatives described in Recent Developments, above. UAL’s variation in cash flows from operations in the 2009 period, as compared to the prior year, was relatively consistent with its results of operations as further described below under Results of Operations. Lower cash expenditures for fuel purchases were offset by lower cash receipts from the sale of passenger and cargo transportation in 2009, as compared to 2008. In 2009, the Company received $160 million related to the future relocation of its O’Hare cargo operations. This cash receipt was classified as an operating cash inflow. The Company also received $35 million from LAX as part of an agreement to vacate certain facilities. Decreases in the Company’s fuel hedge collateral requirements also provided operating cash of approximately $955 million. This benefit was substantially offset by approximately $730 million of net cash paid to counterparties for fuel derivative contract settlements and premiums during 2009.

The Company expects its cash flows from operations and its available capital to be sufficient to meet its future operating expenses, lease obligations and debt service requirements in the next twelve months; however, the Company’s future liquidity could be impacted by increases or decreases in fuel prices, fuel hedge collateral requirements, inability to adequately increase revenues to offset high fuel prices, softening revenues resulting from reduced demand, failure to meet future debt covenants and other factors. See Liquidity and Capital Resources and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, below, for a discussion of these factors and the Company’s significant operating, investing and financing cash flows.

Capital Commitments. The Company’s capital purchase commitments of $622 million are for the purchase of property and equipment, including commitments related to its international premium cabin enhancement program. As of December 31, 2009, the Company had remaining capital commitments to complete international enhancements on 46 aircraft. In addition, the Company has an option to purchase 42 A319 and A320 aircraft for $2.3 billion.

Contingencies. United has guaranteed $270 million of the City and County of Denver, Colorado Special Facilities Airport Revenue Bonds (United Air Lines Project) Series 2007A (the “Denver Bonds”). This guarantee replaces our prior guarantee of $261 million of bonds issued by the City and County of Denver, Colorado in 1992. These bonds are callable by United. The outstanding bonds and related guarantee are not recorded in the Company’s Financial Statements. However, the related lease agreement is accounted for on a straight-line basis resulting in a ratable accrual of the final $270 million payment over the lease term.

Bankruptcy Matters. On December 9, 2002, UAL, United and 26 direct and indirect wholly-owned subsidiaries filed voluntary petitions to reorganize its business under Chapter 11 of the Bankruptcy Code. The Company emerged from bankruptcy on February 1, 2006, under the Plan of Reorganization that was approved by the Bankruptcy Court. During the course of its Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved all claims pending in the bankruptcy case. On December 8, 2009, the Bankruptcy Court issued a final decree closing all bankruptcy cases against the Company, effective as of that date. See Note 13, “Commitments, Contingent Liabilities and Uncertainties,” in the Footnotes for further information regarding bankruptcy matters.

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

The Company continues to analyze whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the Commission issued to 26 companies on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United has provided written and oral responses vigorously disputing the Commission’s allegations against the Company. Nevertheless, United will continue to cooperate with the Commission’s ongoing investigation. Based on its evaluation of all information currently available, the Company has determined that no reserve for potential liability is required and will continue to defend itself against all allegations that it was aware of or participated in cartel activities. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on its consolidated financial position and results of operations.

Many aspects of United’s operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future environmental regulatory developments, such as in regard to climate change in the U.S. and abroad, could adversely affect operations and increase operating costs in the airline industry. Some climate change laws and regulations that have gone into effect apply to United, including environmental taxes for certain international flights (including the United Kingdom’s Air Passenger Duty), limited greenhouse gas reporting requirements and land-based planning laws which could apply to airports and could affect airlines in certain circumstances. Other areas of developing regulations include the State of California rule-makings regarding air emissions from ground support equipment and federal rule-makings concerning the discharge of deicing fluid and the regulation of aircraft drinking water supplies. In addition, a 2009 EU Directive required EU member countries to enact legislation that would include aviation within the EU’s existing carbon emissions trading scheme, effective in 2012. The legality of applying such a scheme to non-EU airlines has been widely questioned. In December 2009, the Air Transportation Association, joined by United, Continental and American Airlines, filed a lawsuit in the United Kingdom challenging regulations that transpose into UK law the EU emissions trading scheme as applied to U.S. carriers. In addition, non-EU countries are considering filing a formal challenge before the United Nations’ International Civil Aviation Organization with respect to the EU’s inclusion of non-EU carriers. It is not clear whether the emissions trading scheme will withstand such challenges. If the scheme is found to be valid, however, it could significantly increase the costs of carriers operating in the EU (by requiring the purchase of carbon credits), although the precise cost to United is difficult to calculate with any certainty due to a number of variables, and will depend, among other things, on United’s carbon emissions from flights to and from the EU and the price of carbon credits. Actions may be taken in the future by the U.S. government, state governments within the U.S., foreign governments, the International Civil Aviation Organization, or by signatory countries through a new global climate change treaty to regulate the emission of greenhouse gases by the aviation industry. The precise nature of any such requirements and their applicability to United are difficult to predict, but the impact to the Company and the aviation industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

See Note 13, “Commitments, Contingent Liabilities and Uncertainties,” in the Footnotes for further discussion of the above contingencies.

Results of Operations

Operating Revenues.

2009 compared to 2008

The table below illustrates the year-over-year percentage change in UAL and United operating revenues.

	Year Ended December 31,		$ Change	% Change
(In millions)	2009	2008
Passenger—United Airlines	$11,910	$15,337	(3,427)	(22.3)
Passenger—Regional Affiliates	3,064	3,098	(34)	(1.1)
Cargo	536	854	(318)	(37.2)
Other operating revenues	825	905	(80)	(8.8)

UAL total	$16,335	$20,194	$(3,859)	(19.1)

United total	$16,359	$20,237	$(3,878)	(19.2)

The table below presents UAL and United passenger revenues and selected operating data from our Mainline segment, broken out by geographic region, and from our Regional Affiliates segment, expressed as year-over-year changes.

	Domestic		Pacific		Atlantic		Latin		Mainline		Regional Affiliates		Consolidated
Increase (decrease) from 2008:
Passenger revenues (in millions)	$(1,908)		$(916)		$(407)		$(196)		$(3,427)		$(34)		$(3,461)
Passenger revenues	(21.2)%		(28.9)%		(15.5)%		(36.3)%		(22.3)%		(1.1)%		(18.8)%
Available seat miles (“ASMs”)	(10.4)%		(11.5)%		(2.6)%		(18.5)%		(9.7)%		11.2%		(7.4)%
Revenue passenger miles (“RPMs”)	(9.2)%		(10.6)%		(2.5)%		(19.2)%		(8.7)%		13.3%		(6.5)%
Passenger revenues per ASM (“PRASM”)	(12.0)%		(19.7)%		(13.2)%		(21.8)%		(14.1)%		(11.1)%		(12.3)%
Yield (a)	(15.4)%		(17.2)%		(10.1)%		(16.6)%		(15.0)%		(12.7)%		(13.2)%
Passenger load factor (points)	1.1	pts.	0.8	pts.	0.1	pts.	(0.7	)pts.	0.9	pts.	1.4	pts.	0.8	pts.

(a)	Yields for geographic regions exclude charter revenue, industry reduced fares, and passenger charges, and related RPMs.

Consistent with the rest of the airline industry, the Company’s decline in PRASM was driven by a precipitous decline in worldwide travel demand as a result of the severe global recession. Two factors had a distinct impact on United’s revenue during 2009.

First, network composition played a role in overall unit revenue decline. International markets, in particular the Pacific region, experienced more significant unit revenue declines as compared to the other regions. Given United’s strong international network and its historic relative contribution to revenues, the Company’s revenues were disproportionately impacted by the contraction in travel demand in the Pacific.

Second, while demand declined across all geographic regions, premium and business demand declined more significantly than leisure demand. As United’s business model is strongly aligned to serve premium and business travelers, both internationally and domestically, the decrease in travel by business travelers and the buy-down from premium class to economy class by some business travelers caused a significant negative impact on our results of operations. However, in the fourth quarter of 2009, the Company began to see signs of improvement, as discussed below.

In light of the current poor economic environment, these two factors—network composition and decline of premium and business demand—have had, and may continue to have, a negative impact on our results of operations.

In 2009, revenues for both Mainline and Regional Affiliates were negatively impacted by yield decreases of 15% and 13%, respectively, as compared to 2008. The yield decreases were a result of the weak economic environment in 2009 and the economic factors discussed above. Mainline revenues were also negatively impacted by lower RPMs, which were largely driven by the Company’s capacity reductions and by the severe global recession. Partially offsetting Regional Affiliates’ decrease in yield was a 13% increase in RPMs, driven by an 11% increase in capacity. Regional Affiliates capacity increased as we adjusted the size of our aircraft and capacity across United’s total network to conform to market demand and fulfill prior contractual commitments.

Although the impact of the global recession on the Company’s international network, as well as business and premium travel, during late 2008 and 2009 was severe, the Company saw indicators of economic recovery during the fourth quarter of 2009, which accelerated as the quarter progressed. While fourth quarter 2009 consolidated passenger unit revenues were down 5.2% year-over-year, this performance was a vast improvement from the double digit declines in prior quarters. Most importantly, there was a much needed sequential progress during the quarter, ending with modest growth in December. Signs of recovery were evident internationally, as well as in premium cabin booking and corporate revenues.

In 2009, Mainline and Regional Affiliate revenues benefited from an increase in ancillary revenues, which includes bag fees and other unbundled services, of approximately $141 million, compared to 2008. For the full year of 2009, ancillary revenues totaled approximately $1.1 billion.

Mainline and Regional Affiliate revenues were favorably impacted in 2009 by an adjustment of approximately $36 million related to certain tax accruals that were previously recorded as a reduction of revenue. This adjustment was recorded as a result of new information received by the Company related to these tax matters.

Cargo revenues declined by $318 million, or 37%, in 2009 as compared to 2008, due to four key factors. First, United took significant steps to rationalize its capacity, with reduced international capacity affecting a number of key cargo markets. Second, as noted by industry statistical releases during 2009, virtually all carriers in the industry, including United, were sharply impacted by reduced air freight and mail volumes driven by lower recessionary demand, with the resulting oversupply of cargo capacity putting pressure on industry pricing in nearly all markets. Some of the largest industry demand reductions occurred in the Pacific cargo market, where United has a greater cargo capacity as compared to the Atlantic, Latin and Domestic air cargo markets. Third, lower fuel costs in 2009 also reduced cargo revenues through lower fuel surcharges on cargo shipments as compared to 2008 when historically high fuel prices occurred. Finally United, historically one of the largest carriers of U.S. international mail, was impacted by lower mail volumes and pricing beginning in third quarter of 2009 arising from U.S. international mail deregulation. The deregulation moved pricing from regulated rates set by the DOT to market-based pricing as a result of a competitive bidding process. Towards the end of 2009, the Company began to experience significant market stabilization and improvement in cargo industry demand and yields.

2008 compared to 2007

The table below illustrates the year-over-year percentage change in UAL and United operating revenues.

	Year Ended December 31,		$ Change	% Change
(In millions)	2008	2007
Passenger—United Airlines	$15,337	$15,254	$83	0.5
Passenger—Regional Affiliates	3,098	3,063	35	1.1
Cargo	854	770	84	10.9
Special operating items	—	45	(45)	(100.0)
Other operating revenues	905	1,011	(106)	(10.5)

UAL total	$20,194	$20,143	$51	0.3

United total	$20,237	$20,131	$106	0.5

The 2007 special item of $45 million relates to an adjustment of the estimated obligation associated with certain bankruptcy administrative claims, of which $37 million and $8 million relates to the Mainline and Regional Affiliates segments, respectively. The table below presents selected UAL and United passenger revenues and selected operating data from our Mainline segment, broken out by geographic region with an associated allocation of the special revenue item, and from our Regional Affiliates segment, expressed as year-over-year changes.

	Domestic		Pacific		Atlantic		Latin		Mainline		Regional Affiliates		Consolidated
Increase (decrease) from 2007:
Passenger revenues (in millions)	$(156)		$(91)		$263		$30		$46		$27		$73
Passenger revenues	(1.7)%		(2.8)%		11.1%		6.0%		0.3%		0.9%		0.4%
Available seat miles (“ASMs”)	(7.8)%		(4.8)%		11.0%		(2.8)%		(4.2)%		(0.8)%		(3.9)%
Revenue passenger miles (“RPMs”)	(8.5)%		(9.4)%		7.9%		(5.5)%		(6.3)%		(3.9)%		(6.0)%
Passenger revenues per ASM (“PRASM”)	6.7%		2.1%		0.1%		9.0%		4.7%		1.8%		4.5%
Yield (a)	7.4%		7.2%		2.2%		12.7%		6.9%		5.0%		6.8%
Passenger load factor (points)	(0.6	) pts.	(3.9	) pts.	(2.3	) pts.	(2.2	) pts.	(1.7	) pts.	(2.4	) pts.	(1.8	) pts.

(a)	Yields for geographic regions exclude charter revenue, industry reduced fares, and passenger charges, and related RPMs.

In 2008, revenues for both Mainline and Regional Affiliates benefited from yield increases of 7% and 5%, respectively, as compared to 2007. The yield increases are due to industry capacity reductions and fare increases, including fuel surcharges plus incremental revenues derived from ancillary revenue, such as checked bag services. However, the benefit of higher yields was partially offset by 6% and 4% decreases in traffic for the Mainline and Regional Affiliates segments, respectively. Consolidated passenger revenues in 2008 included an unfavorable variance compared to 2007 that was partly due to the change in the Mileage Plus expiration policy for inactive accounts from 36 months to 18 months that provided a consolidated estimated annual benefit of $246 million in 2007. In addition, the weak economic environment negatively impacted demand and passenger revenues, particularly in the fourth quarter of 2008.

International PRASM was up 2% year-over-year with a related capacity increase of 1%. While Latin American PRASM growth was strong at 9% year-over-year, it is not a significant part of United’s international network. Atlantic performance was driven by lower than average revenue growth in our London and Germany markets, largely due to industry capacity growth of approximately 13% in the U.S. to London Heathrow route and United’s 15% growth in Germany. These markets account for approximately 75% of our Atlantic capacity. The Pacific region was impacted by 7% industry capacity growth between the U.S. and China/Hong Kong, which account for approximately 45% of United’s Pacific capacity.

Cargo revenues increased by $84 million, or 11%, in 2008 as compared to 2007, primarily due to higher fuel surcharges and improved fleet utilization. In addition, revenues were higher due to increased volume associated with the U.S. domestic mail contract, which commenced in late April 2007, as well as filling new capacity in international markets. A weaker dollar also benefited cargo revenues in 2008 as a significant portion of cargo services are contracted in foreign currencies. However, the Company experienced a significant decline in cargo revenues in the fourth quarter of 2008 due to rationalization of international capacity, falling demand for domestic and international air cargo as the global economy softened, and lower fuel costs driving lower fuel surcharges. Decreased cargo revenues resulting from lower demand have a disproportionate impact on our operating results because cargo revenues typically generate higher margins as compared to passenger revenues.

Other revenues decreased approximately 11% in 2008 as compared to 2007. This decrease was primarily due to lower jet fuel sales to third parties. The decrease in third party fuel sales had a negligible impact on our operating margin because the associated cost of sales decreased by a similar amount in 2008 as compared to 2007.

Operating Expenses.

2009 compared to 2008

As discussed in Operating Revenues, above, the Company (decreased) increased Mainline and Regional Affiliates capacity by (10%) and 11%, respectively, in 2009 as compared to 2008. The Mainline capacity reductions had a significantly favorable impact on certain of the Company’s Mainline operating expenses, as further described below. Other significant fluctuations in the Company’s operating expenses are also discussed below. The table below includes data related to UAL and United operating expenses.

	Year Ended December 31,		$ Change	% Change
(In millions)	2009	2008
Salaries and related costs	$3,773	$4,311	$(538)	(12.5)
Aircraft fuel	3,405	7,722	(4,317)	(55.9)
Regional Affiliates	2,939	3,248	(309)	(9.5)
Purchased services	1,167	1,375	(208)	(15.1)
Aircraft maintenance materials and outside repairs	965	1,096	(131)	(12.0)
Landing fees and other rent	905	862	43	5.0
Depreciation and amortization	902	932	(30)	(3.2)
Distribution expenses	534	710	(176)	(24.8)
Aircraft rent	346	409	(63)	(15.4)
Cost of third party sales	230	272	(42)	(15.4)
Goodwill impairment	—	2,277	(2,277)	(100.0)
Other impairment and special items	374	339	35	10.3
Other operating expenses	956	1,079	(123)	(11.4)

UAL total	$16,496	$24,632	$(8,136)	(33.0)

United total	$16,496	$24,630	$(8,134)	(33.0)

Salaries and related costs decreased $538 million, or 13%, in 2009 as compared to 2008. The decrease was primarily due to the Company’s reduced workforce in 2009 compared to 2008. The Company had approximately 43,700 average full-time equivalent employees for the year ended December 31, 2009 as compared to 49,600 in the prior year. A $73 million decrease in severance expense related to the Company’s operational plans and a $92 million year-over-year benefit due to changes in employee benefits expenses also contributed to the decrease in Salaries and related costs. Salaries and related costs also decreased by $46 million due to the Company’s Success Sharing Program. The Company did not record any expense for this plan in 2009. Partially offsetting these benefits were the impacts of average wage and benefit cost increases and a $38 million increase related to on-time performance bonuses paid to operations employee groups during 2009, which were not paid in 2008.

The decrease in jet fuel expense and Regional Affiliates expense was primarily attributable to decreased market prices for jet fuel, as shown in the table below which presents the significant changes in Mainline and Regional Affiliate jet fuel cost per gallon in 2009 as compared to 2008. Lower Mainline fuel consumption due to the capacity reductions also benefited Mainline fuel expense in 2009 as compared to the prior year. See Note 12, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for additional details regarding gains/losses from settled positions and unrealized gains and losses at the end of the period. Derivative gains/losses are not allocated to Regional Affiliate fuel expense.

				Average price per gallon (in cents)
	Year Ended December 31,
(In millions, except per gallon)	2009	2008	% Change	2009	2008	% Change
Mainline fuel purchase cost	$3,509	$7,114	(50.7)	180.7	326.0	(44.6)
Non-cash fuel hedge (gains) losses in Mainline fuel	(586)	568	—	(30.2)	26.0	—
Cash fuel hedge (gains) losses in Mainline fuel	482	40	NM	24.8	1.9	NM

Total Mainline fuel expense	3,405	7,722	(55.9)	175.3	353.9	(50.5)
Regional Affiliates fuel expense (a)	799	1,257	(36.4)	201.8	338.8	(40.4)

UAL system operating fuel expense	$4,204	$8,979	(53.2)	179.8	351.7	(48.9)

Non-cash fuel hedge (gains) losses in nonoperating income (loss)	(279)	$279	—
Cash fuel hedge (gains) losses in nonoperating income (loss)	248	249	(0.4)
Mainline fuel consumption (gallons)	1,942	2,182	(11.0)
Regional Affiliates fuel consumption (gallons)	396	371	6.7

Total fuel consumption (gallons)	2,338	2,553	(8.4)

(a)	Regional Affiliates fuel costs are classified as part of Regional Affiliates expense.

NM Not meaningful.

Regional Affiliates expense decreased $309 million, or 10%, during 2009 as compared to 2008 primarily due to a $458 million decrease in Regional Affiliates fuel cost. The decrease in Regional Affiliates fuel cost was primarily due to a lower average price per gallon of Regional Affiliates jet fuel in 2009, as presented in the table above, and was partially offset by increased fuel consumption as a result of the increase in Regional Affiliates capacity. Increased capacity agreement payments to Regional Affiliates as a result of increased capacity, partially offset the net fuel benefit. The Regional Affiliates operating income was $125 million in the 2009 period, as compared to a loss of $150 million in the 2008 period. Regional Affiliates operating results improved significantly on a year-over-year basis as the benefits of increased traffic and lower fuel cost offset the yield decrease.

Purchased services decreased $208 million, or 15%, in 2009 as compared to 2008 primarily due to the Company’s operating cost savings programs and lower variable costs associated with lower Mainline capacity.

During 2009, aircraft maintenance materials and outside repairs decreased by $131 million, or 12%, as compared to the prior year primarily due to a lower volume of engine and airframe maintenance expense as a result of the Company’s early retirement of 100 aircraft from its operating fleet and the timing of maintenance on other fleet types.

Landing fees and other rent increased $43 million, or 5%, in 2009 as compared to 2008 primarily due to higher rates.

Distribution expenses decreased $176 million, or 25%, in 2009 primarily due to lower passenger revenues on lower traffic and yields driving reductions in commissions, credit card fees and GDS fees as compared to 2008. The Company has also implemented several operating cost savings programs for both commissions and GDS fees which produced realized savings in the current year.

Aircraft rent expense decreased by $63 million, or 15%, primarily as a result of the Company’s operational plans to retire its entire fleet of B737 aircraft, some of which were financed through operating leases.

Cost of third party sales decreased by $42 million, or 15%, primarily due to reduced sales of engine maintenance services.

Asset Impairments and Special Items.

In 2009, the Company recorded special charges of $27 million related to the final settlement of the LAX municipal bond litigation, $104 million primarily related to B737 aircraft lease terminations and $93 million related to the impairment of regional aircraft and nonoperating B737 and B747 aircraft. In addition, the Company recorded a $150 million intangible asset impairment to decrease the value of United tradenames. A significant factor resulting in the lower fair value of the tradenames was a decrease in estimated future revenues due to the weak economic environment and the Company’s capacity reductions, among other factors. In 2008, the Company incurred asset impairment charges of $2.6 billion, as shown in the table below. All special charges and impairments relate to the Mainline segment and the non-goodwill impairment charges are classified within “Other impairments and special items” in the Company’s Financial Statements. See Note 3, “Asset Impairments and Intangible Assets” and Note 12, “Fair Value Measurements and Derivative Instruments,” and in the Footnotes for additional information.

(In millions)	2009	2008
Goodwill impairment	$—	$2,277
Indefinite-lived intangible assets:
Codeshare agreements	—	44
Tradenames	150	20

Intangible asset impairments	150	64

Tangible assets:
Pre-delivery advance deposits including related capitalized interest	—	105
Nonoperating aircraft, spare engines and parts and other	93	145

Tangible asset impairments	93	250

Total impairments	243	2,591
LAX municipal bond litigation	27	—
Lease termination and other charges	104	25

Total impairments and special items	$374	$2,616

In 2009, other operating expenses decreased by $123 million, or 11%, as compared to 2008 due to the Company’s cost savings initiatives and lower variable expenses due to reduced capacity in the 2009 period as compared to 2008. UAL recorded a gain of $29 million for a litigation settlement resulting in a reduction of other operating expenses during 2008.

2008 compared to 2007

The table below includes data related to UAL and United operating expenses. Significant fluctuations are discussed below.

	Year Ended December 31,		$ Change	% Change
(In millions)	2008	2007
Aircraft fuel	$7,722	$5,003	$2,719	54.3
Salaries and related costs	4,311	4,261	50	1.2
Regional Affiliates	3,248	2,941	307	10.4
Purchased services	1,375	1,346	29	2.2
Aircraft maintenance materials and outside repairs	1,096	1,166	(70)	(6.0)
Depreciation and amortization	932	925	7	0.8
Landing fees and other rent	862	876	(14)	(1.6)
Distribution expenses	710	779	(69)	(8.9)
Aircraft rent	409	406	3	0.7
Cost of third party sales	272	316	(44)	(13.9)
Goodwill impairment	2,277	—	2,277	—
Other impairment and special items	339	(44)	383	—
Other operating expenses	1,079	1,131	(52)	(4.6)

UAL total	$24,632	$19,106	$5,526	28.9

United total	$24,630	$19,099	$5,531	29.0

The increase in aircraft fuel expense and Regional Affiliates expense was primarily attributable to increased market prices for crude oil and related fuel products as shown in table below, which presents several key variances for Mainline and Regional Affiliate aircraft fuel expense in 2008 as compared to 2007.

				Average price per gallon (in cents)
	Year Ended December 31,
(In millions, except per gallon)	2008	2007	% Change	2008	2007	% Change
Mainline fuel purchase cost	$7,114	$5,086	39.9	326.0	221.9	46.9
Non-cash fuel hedge (gains) losses in mainline fuel	568	(20)	—	26.0	(0.9)	—
Cash fuel hedge (gains) losses in mainline fuel	40	(63)	—	1.9	(2.7)	—

Total Mainline fuel expense	7,722	5,003	54.3	353.9	218.3	62.1
Regional Affiliates fuel expense (a)	1,257	915	37.4	338.8	242.7	39.6

UAL system operating fuel expense	$8,979	$5,918	51.7	351.7	221.7	58.6

Non-cash fuel hedge (gains) losses in nonoperating income (loss)	$279	$—	—
Cash fuel hedge (gains) losses in nonoperating income (loss)	249	—	—
Mainline fuel consumption (gallons)	2,182	2,292	(4.8)
Regional Affiliates fuel consumption (gallons)	371	377	(1.6)

Total fuel consumption (gallons)	2,553	2,669	(4.3)

(a)	Regional Affiliates fuel costs are classified as part of Regional Affiliates expense.

Salaries and related costs increased $50 million in 2008. The Company’s costs in 2008 include increases in average wages and benefits expense, as well as severance expense of $106 million due to the implementation of the Company’s operating plans, as more fully described in Note 2, “Company Operational Plans,” in the Footnotes. In addition, the Company recorded $87 million of expense in 2008 from certain benefit obligation adjustments, which were primarily due to discount rate changes. These negative impacts were partially offset by lower combined profit and success sharing expense in the 2008 period as compared to the year-ago period due to the unfavorable financial results in 2008 as compared to 2007. In addition, 2008 salaries and related costs benefited from the workforce reductions completed during the year.

Regional Affiliates expense increased $307 million, or 10%, in 2008 as compared to 2007. Regional Affiliates expense increased primarily due to a $342 million, or 37%, increase in Regional Affiliates fuel that was driven by an increase in market price for fuel as highlighted in the fuel table above. The Regional Affiliates operating loss was $150 million in 2008 period, as compared to income of $122 million in 2007, due to the aforementioned fuel impacts, which could not be fully offset by higher ticket prices, as Regional Affiliates revenues were only 1% higher in 2008.

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

Depreciation expense in 2008 was adversely impacted by $34 million of accelerated depreciation primarily related to the retirement of certain B737 and B747 aircraft and related parts and a $20 million charge to increase the inventory obsolescence reserve. This adverse impact was partially offset by reduced amortization expense in 2008 related to certain intangible assets that were fully amortized in 2007.

UAL landing fees and other rent decreased 2% in 2008 due to a reduction in the amount of facilities rented associated with ongoing efforts to optimize our rented facilities consistent with our operational needs.

Distribution expenses decreased 9% in 2008 as compared to 2007 largely due to the Company’s reduction of some of its travel agency commission programs in 2008, resulting in an average commission rate reduction. In addition, the Company’s lower passenger revenues, due to its capacity reductions in 2008, contributed to the decrease in related distribution expenses.

Cost of third party sales decreased 14% year-over-year primarily due to a reduction in the cost of jet fuel sales as a result of a reduction in sales to third parties.

Other operating expenses decreased 5% in 2008 as compared to 2007. This decrease was partly due to a $29 million litigation-settlement gain, which was recorded in other operating expenses, and decreases in several other expense categories which resulted from the Company’s cost reduction program.

Asset Impairments and Special Items.

As described in the Footnotes, as of May 31, 2008, the Company performed an interim impairment test of its goodwill, all intangible assets and certain of its long-lived assets (principally aircraft pre-delivery deposits, aircraft and related spare engines and spare parts) due to events and changes in circumstances during the first five months of 2008 that indicated an impairment might have occurred. In addition, the Company also performed an impairment test of certain aircraft fleet types as of December 31, 2008, because unfavorable market conditions for aircraft indicated potential impairment of value. The Company also performed annual indefinite-lived intangible asset impairment testing at October 1, 2008. As a result of all of its 2008 impairment testing, the

Company recorded asset impairment charges of $2.6 billion as presented in the table above under 2009 compared to 2008. See Critical Accounting Policies and Note 3, “Asset Impairments and Intangible Assets,” in the Footnotes for additional information, including factors considered by management in concluding that triggering events, which indicated potential impairment, had occurred and additional details of assets impaired.

In addition, lease termination and other charges of $25 million were recorded during 2008 which primarily relate to the accrual of future rents for the B737 leased aircraft that were removed from service and charges associated with the return of certain of these aircraft to their lessors.

The Company recorded special operating expense credits of $44 million in 2007. These items have been classified as special because they are directly related to the resolution of bankruptcy administrative claims and are not indicative of the Company’s ongoing financial performance. Special items in the year ended December 31, 2007 included a $30 million benefit due to the reduction in recorded accruals for bankruptcy litigation related to our SFO and LAX municipal bond obligations and a $14 million benefit due to the Company’s ongoing efforts to resolve certain other bankruptcy pre-confirmation contingencies. The 2007 special items resulted from revised estimates of the probable amount to be settled by the Bankruptcy Court. See Note 13, “Commitments, Contingent Liabilities and Uncertainties” and Note 18, “Special Items,” in the Footnotes for further information on these special items and bankruptcy matters.

Other Income (Expense).

2009 compared to 2008

The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Year Ended December 31,		Favorable/ (Unfavorable) Change
(In millions)	2009	2008	$	%
Interest expense	$(577)	$(571)	$(6)	(1.1)
Interest income	19	112	(93)	(83.0)
Interest capitalized	10	20	(10)	(50.0)
Miscellaneous, net:
Non-cash fuel hedge gains (losses)	279	(279)	558	—
Cash fuel hedge gains (losses)	(248)	(249)	1	0.4
Other miscellaneous, net	6	(22)	28	—

UAL total	$(511)	$(989)	$478	48.3

United total	$(511)	$(989)	$478	48.3

UAL interest expense increased $6 million, or 1%, in 2009 as compared to 2008 primarily due to increased borrowing, partially offset by lower interest rates on the Company’s variable-rate borrowings. The decrease in interest expense was more than offset by a $93 million decrease in interest income primarily due to reduced investment yields resulting from lower market rates.

The hedge losses included in Miscellaneous, net in the 2008 period were due to significant fuel price declines below the contractual prices in the Company’s fuel hedge portfolio that existed during and at the end of 2008. The Company’s fuel derivative gain in 2009 was less significant because the Company did not have any significant derivative activity for hedges that are classified in Miscellaneous, net, in 2009, other than settlement of contracts that existed at December 31, 2008. As of December 31, 2009, the Company had no unsettled fuel derivative trades that are classified within Miscellaneous, net. See Note 12, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for further information related to fuel hedges.

2008 compared to 2007

The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Year Ended December 31,		Favorable/ (Unfavorable) Change
(In millions)	2008	2007	$	%
Interest expense	$(571)	$(704)	$133	18.9
Interest income	112	257	(145)	(56.4)
Interest capitalized	20	19	1	5.3
Gain on sale of investment	—	41	(41)	(100.0)
Miscellaneous, net:
Non-cash fuel hedge gains (losses)	(279)	—	(279)	—
Cash fuel hedge gains (losses)	(249)	—	(249)	—
Other miscellaneous, net	(22)	2	(24)	—

UAL total	$(989)	$(385)	$(604)	(156.9)

United total	$(989)	$(382)	$(607)	(158.9)

UAL interest expense decreased $133 million, or 19%, in 2008 as compared to 2007. The 2008 period was favorably impacted by $1.5 billion of total credit facility prepayments and the February 2007 credit facility amendment, which lowered United’s interest rate on these obligations. Scheduled debt obligation repayments throughout 2008 and 2007 also reduced interest expense in 2008 as compared to 2007. Lower benchmark interest rates on the Company’s variable-rate borrowings also reduced the Company’s interest expense in 2008 as compared to 2007. Interest expense in 2007 included the write-off of $17 million of previously capitalized debt issuance costs associated with the February 2007 Amended Credit Facility partial prepayment, $6 million of financing costs associated with the February 2007 amendment and a gain of $22 million from a debt extinguishment. The benefit of lower interest expense in 2008 was offset by a $145 million decrease in interest income due to lower average cash and short-term investment balances and lower investment yields. Interest expense for the years ended December 31, 2008 and 2007 includes $48 million and $43 million, respectively, of non-cash interest expense related to the Company’s retrospective adoption of new accounting principles related to convertible debt instruments that may be settled in cash upon conversion. See Liquidity and Capital Resources below, for further details related to financing activities.

Nonoperating fuel hedge gains/losses relate to hedging instruments that are not classified as economic hedges. These net hedge gains/losses are presented separately in the table above for purposes of additional analysis. These hedging gains/losses are due to favorable/unfavorable movements in crude oil prices relative to the fuel hedge instrument terms. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk and Note 12, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for further discussion of these hedges.

There were no significant investment gains or losses in 2008 as compared to 2007 during which the Company recorded a $41 million gain on sale of an investment. This gain resulted from the Company’s sale of its 21.1% interest in Aeronautical Radio, Inc. during 2007.

The $24 million variance in Miscellaneous, net is primarily due to unfavorable foreign exchange rate fluctuations in 2008.

Income Taxes.

In 2009, UAL and United recorded a tax benefit of $17 million and $16 million, respectively, primarily due to the impairment of indefinite-lived intangible assets, partially offset by income tax effects of items recorded in other comprehensive income. The tax benefit recorded in 2008 is related to the impairment and sale of certain indefinite-lived intangible assets, partially offset by the impact of an increase in state tax rates. UAL recorded income tax expense of $297 million for the year ended December 31, 2007 (an effective tax rate of 45.5%). See Note 7, “Income Taxes,” in the Footnotes for additional information.

Liquidity and Capital Resources

As of the date of this Form 10-K, the Company believes it has sufficient liquidity to fund its operations for the next twelve months, including liquidity for scheduled repayments of debt and capital lease obligations, capital expenditures, cash deposits required under fuel hedge contracts and other contractual obligations. We expect to meet our liquidity needs in 2010 primarily from cash flows from operations, cash and cash equivalents on hand and proceeds from the 2010 financing arrangements described below. In addition, the Company may be able to generate a limited amount of liquidity from other sources, including proceeds from aircraft sales and sales of other assets, and potentially, new financing arrangements. While the Company expects to meet its future cash requirements in 2010, our ability to do so could be impacted by many factors including, but not limited to, the following:

•

The global recession has had, and may in the future continue to have, a significant adverse impact on travel demand which has resulted in decreased revenues and may adversely affect revenues in future periods. In addition, the Company’s current operational plans to address the weak global economy may not be successful in improving its results of operations and liquidity. Further, certain of the Company’s competitors may increase capacity, thereby potentially negatively impacting the Company’s unit revenue. The Company may also not achieve expected revenue improvements from merchandising and fee enhancement initiatives;

•

Higher jet fuel prices, and the cost and effectiveness of hedging jet fuel prices, may require the use of significant liquidity in future periods. Crude oil prices have been extremely volatile and unpredictable in recent years and likely will remain volatile in future periods. As of December 31, 2009, the Company was hedged using purchased call options and swaps. The Company has been, and may in the future be, required to make significant payments at the settlement dates of the hedge contracts if the settlement price is below the fixed swap price. Additionally, the Company has been, and may in the future be, required to provide counterparties with additional cash collateral prior to derivative settlement dates. While the Company’s results of operations benefit from lower fuel prices on its unhedged fuel consumption, the Company may not realize the full benefit of lower fuel prices due to unfavorable fuel hedge cash settlements. In addition, the Company may not be able to increase its revenues in response to higher fuel prices. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, and Note 12, “Fair Value Measurements and Derivative Instruments” in the Footnotes for further information regarding the Company’s fuel derivative instruments;

•

The Company has limited remaining assets available as collateral for loans and other indebtedness, which may make it difficult to raise capital to meet its liquidity needs. Our level of indebtedness, non-investment grade credit rating, and credit market conditions may also make it difficult for us to raise capital to meet liquidity needs and may increase our cost of borrowing. A higher cost of capital could negatively impact our results of operations, financial position and liquidity;

•

Due to the factors above, and other factors, the Company may be unable to comply with its Amended Credit Facility covenants that currently require the Company to maintain an unrestricted cash balance of $1.0 billion and a minimum ratio of EBITDAR to fixed charges. If the Company does not comply with these covenants, the lenders may accelerate repayment of these debt obligations, which would have a material adverse impact on the Company’s financial position and liquidity; and

•

If a default occurs under our Amended Credit Facility or other debt obligations, the cost to cure any such default may materially and adversely impact our financial position and liquidity, and no assurance can be provided that such a default will be mitigated or cured.

Although the factors described above may adversely impact the Company’s liquidity, the Company believes it has an adequate available cash position, together with other sources of cash, to fund current operations. UAL’s unrestricted and restricted cash balances were $3.0 billion and $341 million, respectively, at December 31, 2009. In addition, the Company has recently taken actions to improve its liquidity and reduce near-term obligations and believes it may access additional capital in the future, as described below.

•

During 2009, the Company’s liquidity initiatives generated unrestricted cash of more than $1.5 billion primarily from the issuance of UAL common stock, proceeds from debt obligations and aircraft asset sale-leasebacks. Additional proceeds of approximately $900 million from financings have either been, or will be, received in 2010 as discussed below. Certain of these initiatives were used to refinance existing debt obligations, significantly reducing the Company’s 2010 and 2011 debt obligations;

•

The Company has a limited amount of unencumbered aircraft and other assets may be sold or otherwise used as collateral to obtain additional financing. In addition, in 2010 and 2011, additional aircraft will become unencumbered as various debt and lease obligations mature. These aircraft may be used to obtain new financings; and

•

During 2009 and 2008, the Company took aggressive actions to right-size its business including significant capacity reductions, disposition of underperforming assets and a workforce reduction, among others.

Cash Position and Liquidity. As of December 31, 2009, approximately 25% of the Company’s cash and cash equivalents were invested in money market funds that primarily invest in U.S. treasury securities and the remainder was invested in AAA-rated money market funds. There are no withdrawal restrictions at the present time on any of the money market funds in which the Company has invested. We believe credit risk is limited with respect to our money market fund investments. The following table provides a summary of UAL’s net cash provided (used) by operating, investing and financing activities for the years ended December 31, 2009, 2008 and 2007 and total cash position as of December 31, 2009 and 2008.

	Year Ended December 31,
(In millions)	2009	2008	2007
Net cash provided (used) by operating activities	$966	$(1,239)	$2,134
Net cash provided (used) by investing activities	(80)	2,721	(2,560)
Net cash provided (used) by financing activities	117	(702)	(2,147)

	As of December 31,
	2009	2008
Cash and cash equivalents	$3,042	$2,039
Restricted cash	341	272

Total cash and cash equivalents and restricted cash	$3,383	$2,311

The Company’s cash position represents an important source of liquidity. The change in cash from 2007 to 2009 is explained below. Restricted cash primarily represents cash collateral to secure workers’ compensation obligations, cash collateral received from fuel derivative counterparties to secure their obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. We may be required to post significant additional cash collateral to meet such obligations in the future. The Company has a $255 million revolving commitment under its Amended Credit Facility, of which $254 million had been used for letters of credit as of both December 31, 2009 and 2008. In addition, under a separate agreement, the Company had $20 million of letters of credit issued as of December 31, 2009.

Cash Flows from Operating Activities.

2009 compared to 2008

UAL’s cash from operations increased by $2.2 billion in 2009 as compared to the prior year. This improvement was partly due to decreased cash required for aircraft fuel purchases as consolidated fuel purchase costs decreased by $4.1 billion in 2009, as compared to 2008. Decreases in the Company’s fuel hedge collateral requirements also provided operating cash of approximately $955 million in 2009, as compared to a use of cash of $965 million in 2008. In addition, the Company received $160 million during 2009 related to the future relocation of its O’Hare cargo facility as further discussed in Note 14, “Lease Obligations,” in the Footnotes.

These operating cash flow benefits were partially offset by a decrease in operating cash flow due to lower sales, which decreased by $3.9 billion in 2009, as discussed in Results of Operations, above, and approximately $730 million of payments to counterparties for fuel derivative contract settlements and premiums. In addition, the Company did not have a significant advance sale of miles in 2009 resulting in an unfavorable variance as compared to 2008, during which the Company received $600 million from the Company’s advanced sale of miles and license agreement with its co-branded credit card partner, as discussed below.

In 2009, the Company contributed approximately $245 million and $18 million to its defined contribution plans and non-U.S. pension plans, respectively, as compared to contributions of $240 million and $22 million, respectively, in 2008.

2008 compared to 2007

UAL’s cash from operations decreased by $3.4 billion in 2008 as compared to 2007. This decrease was primarily due to the increased cash required for fuel purchases and operating and nonoperating cash fuel hedge losses. Mainline and Regional Affiliates fuel costs increased $3.1 billion in 2008, over 2007, and nonoperating expenses also increased over the same period largely due to cash and non-cash fuel hedge losses. In addition, certain counterparties to our fuel hedge instruments required the Company to provide cash collateral deposits of approximately $965 million in 2008, which negatively impacted our cash flows during 2008 as compared to 2007, when no similar deposits were required. A decrease in advance ticket sales also negatively impacted operating cash flow in 2008. Partially offsetting the negative impacts were $500 million of proceeds from the advanced purchase of miles by our co-branded credit card partner as part of the amendment of our marketing agreement and $100 million of proceeds from the extension of the license previously granted to our co-branded credit card partner to be the exclusive issuer of Mileage Plus Visa cards through 2017. In 2008, the Company contributed approximately $240 million and $22 million to its defined contribution plans and non-U.S. pension plans, respectively, as compared to contributions of $236 million and $14 million, respectively, in 2007 for these plans.

Cash Flows from Investing Activities.

2009 compared to 2008

The sale of $2.3 billion of short-term investments throughout 2008 generated significant investing cash flows in 2008 as compared to 2009. As discussed below, these investments were sold as part of the Company’s shift to invest available cash into money market funds. UAL’s capital expenditures, which included capitalized interest, were $317 million and $475 million in 2009 and 2008, respectively. Capital expenditures decreased significantly in the 2009 period as compared to 2008 because the Company only acquired one aircraft in 2009, as compared to ten aircraft acquired during 2008. In addition, the Company limited its spending in 2009 by focusing its capital resources only on its highest-value projects. The 2009 and 2008 aircraft acquisitions were completed pursuant to existing lease terms using pre-funded lease deposits, as described below in Cash Flows from Financing Activities.

In 2009, the Company received $175 million from three sale-leaseback agreements. These transactions were accounted for as capital leases, resulting in an increase to capital lease assets and capital lease obligations during 2009. The 2008 period included proceeds of $274 million from one sale-leaseback transaction. Other asset sales, including airport slot sales, generated proceeds of $78 million and $94 million during 2009 and 2008, respectively.

2008 compared to 2007

Net sales of short-term investments provided cash of $2.3 billion for UAL in 2008, as compared to cash used for net purchases of short-term investments of $2.0 billion in 2007. In 2008, the Company invested most of its excess cash in money market funds, whereas in 2007, excess cash was largely invested in short-term investments such as commercial paper. During 2008, the Company also received $357 million of cash that was previously restricted cash held by the Company’s largest credit card processor and was released as a part of an amendment to the Company’s agreement with this processor. See Credit Card Processing Agreements, below, for further discussion of the amended agreement and future cash reserve requirements.

In 2008, cash expenditures for property, equipment and software totaled approximately $475 million. Additions to property in 2008 included $20 million of capitalized interest. In 2007, cash expenditures for property and equipment, software and capitalized interest were $639 million, $65 million and $19 million, respectively. This year-over-year decrease is primarily due to the Company’s efforts to optimize its available cash and a reduction in cash used to acquire aircraft as the 2007 capital expenditures included cash used to acquire six aircraft that were previously financed as operating leases.

During 2008, the Company generated $94 million from various asset sales including the sale of five B737 aircraft, spare parts, engines and slots. Investing cash of $274 million was generated from aircraft sold under sale-leaseback financing agreements. In 2008, United entered into a $125 million sale-leaseback involving nine previously unencumbered aircraft and a $149 million sale-leaseback involving 15 aircraft. See Note 14, “Lease Obligations” and Note 15, “Statement of Consolidated Cash Flows—Supplemental Disclosures,” in the Footnotes for additional information related to these transactions. In addition, the Company’s investing cash flows benefited from $41 million of cash proceeds from a litigation settlement that resulted in the recognition of a $29 million gain during 2008. The litigation settlement related to pre-delivery advance aircraft deposits.

Cash Flows from Financing Activities.

2009 Activity

In 2009, the Company generated gross proceeds of approximately $900 million from the following debt issuances:

•	$158 million from the issuance of $175 million aggregate principal amount of 12.75% Senior Secured Notes due 2012 secured by certain aircraft spare parts;

•	$134 million from a mortgage financing secured by certain of the Company’s spare engines;

•	$30 million from an aircraft mortgage financing secured by one B777 aircraft;

•	$345 million from the issuance of 6% Senior Convertible Notes due 2029 (the “6% Senior Convertible Notes”);

•

$129 million from a financing with one of the Company’s regional flying partners, consisting of an $80 million secured note and a $49 million deferral of future obligations under an amendment to the Company’s capacity agreement;

•	$47 million from the issuance of equipment notes relating to the issuance of $659 million aggregate face amount of enhanced equipment trust certificates (“EETCs”), Series 2009-1; and

•

$114 million from the issuance of equipment notes relating to the issuance of $810 million aggregate face amount of EETCs, Series 2009-2. See EETC Financing, below, for further information related to the Series 2009-1 and 2009-2 financings.

In addition, in 2009, the Company generated net proceeds of $222 million from the following equity issuances:

•	$90 million from the completion of the Company’s equity offering program that began in 2008, resulting in aggregate gross proceeds under the program of approximately $200 million; and

•	$132 million, net of fees, from the issuance of 19.0 million shares of UAL common stock in an underwritten, public offering for a price of $7.24 per share.

The proceeds from these transactions were partially offset by $984 million used for scheduled long-term debt and capital lease payments during 2009, as well as $49 million used for payment of various costs associated with the financing activities discussed above.

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

The Company issued 11.2 million shares of UAL common stock as part of a $200 million equity offering during 2008. As of December 31, 2008, the Company had generated net proceeds of $107 million from this offering.

See Cash Flows from Investing Activities, above, for a discussion of the Company’s 2008 sale-leaseback transactions.

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

In 2007, the Company completed financing transactions totaling approximately $964 million which included $694 million related to the EETC secured financing and $270 million of Denver Bonds. A portion of the proceeds of the $694 million EETC transaction was used to repay $590 million of debt obligations that were secured by ten previously mortgaged, owned aircraft and to finance three previously unencumbered owned aircraft. The proceeds from the Denver Bonds were used to refinance the former $261 million of Denver Series 1992A bonds.

In 2007, cash from aircraft lease deposits increased $80 million primarily due to the use of the deposits to purchase the three previously leased assets described above in Cash Flows from Investing Activities. This was reported as a financing cash inflow as the prepayment of the initial deposits were recorded as a financing cash outflow.

Other Financing Matters

Secured Notes Offering. In January 2010, the Company issued $500 million aggregate principal amount of 9.875% Senior Secured Notes due 2013 (the “Senior Secured Notes”) and $200 million aggregate principal amount of 12.0% Senior Second Lien Notes due 2013 (the “Senior Second Lien Notes”). The Senior Secured Notes and Senior Second Lien Notes are secured by United’s route authority to operate between the United States and Japan and beyond Japan to points in other countries, certain airport takeoff and landing slots and airport gate leaseholds utilized in connection with these routes. Among other covenants, the indentures governing the Senior Secured Notes and the Senior Second Lien Notes contain covenants related to the collateral, including covenants requiring United, subject to certain exceptions, to maintain ownership of the collateral and to calculate the priority lien debt value ratio or secured debt value ratio, as applicable, and to maintain a minimum priority lien debt value ratio or minimum secured debt value ratio, as applicable, as of certain reference periods.

EETC Financing. In January 2010, the Company issued the remaining principal amount of the equipment notes relating to the Series 2009-1 and 2009-2 EETCs, as discussed in 2009 Activity, above. Issuance proceeds of approximately $1.1 billion were used to repay the Series 2000-2 and 2000-1 EETCs and for general corporate purposes. The issuance of the 2009 EETCs resulted in a reduction in the Company’s 2010 and 2011 debt obligations of approximately $440 million and $275 million, respectively. These financing activities resulted in approximately $250 million of incremental liquidity in 2010.

Encumbered Assets. As of December 31, 2009 and 2008, a substantial portion of the Company’s assets, principally aircraft, spare engines, aircraft spare parts, route authorities and Mileage Plus intangible assets were pledged under various loan and other agreements. In January 2010, the Company completed a debt offering secured by United’s route authorities to operate between the United States and Japan and beyond Japan to points in other countries, certain airport takeoff and landing slots and airport gate leaseholds utilized in connection with these routes. As a part of the offering, United requested that these assets, currently encumbered under the Amended Credit Facility, be released and substituted by replacement collateral consisting of aircraft, spare engines, primary slots at LaGuardia and Washington Reagan and flight simulators with an appraised value of approximately $830 million. After the assets are released from the Amended Credit Facility in April 2010, a balance of approximately $200 million in unencumbered assets will remain. In addition, the Amended Credit Facility will include approximately $300 million of excess collateral that can be used for financing if needed, subject to approval from the Amended Credit Facility lenders. See Note 11, “Debt Obligations and Card Processing Agreements,” in the Footnotes for additional information on assets provided as collateral by the Company.

Future Financing. Subject to the restrictions of its Amended Credit Facility and the Notes, the Company could raise additional capital by issuing unsecured debt, equity or equity-like securities, monetizing or borrowing against certain assets or refinancing existing obligations to generate net cash proceeds. However, the availability and capacity of these funding sources cannot be assured or predicted. General economic conditions, poor credit market conditions, the limited amount of unencumbered assets available as collateral for loans or other indebtedness and any adverse changes in the Company’s credit ratings could adversely impact the Company’s ability to raise capital, if needed, and could increase the Company’s cost of capital.

Credit Ratings. As of December 31, 2009, the Company had a corporate credit rating of B- (outlook negative) from S&P and a corporate family rating of “Caa1” from Moody’s Investor Services. During 2009, Fitch lowered UAL’s issuer default rating to “CCC” from “B-.” These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.

Other Matters. The Company may, from time to time, make open market purchases of certain of its debt securities or other financing instruments depending on, among other factors, favorable market conditions and the Company’s liquidity position.

Amended Credit Facility Covenants. The Company’s Amended Credit Facility requires compliance with certain covenants. The Company was in compliance with all of its Amended Credit Facility covenants as of December 31, 2009 and 2008. In May 2008, the Company amended the terms of certain financial covenants of the Amended Credit Facility. A summary of financial covenants, after the May amendment, is included below.

The Company must maintain a specified minimum ratio of EBITDAR to the sum of the following fixed charges for all applicable periods: (a) cash interest expense and (b) cash aircraft operating rental expense. EBITDAR represents earnings before interest expense net of interest income, income taxes, depreciation, amortization, aircraft rent and certain other cash and non-cash credits and charges as further defined by the Amended Credit Facility. The other adjustments to EBITDAR include items such as foreign currency transaction losses, increases in our deferred revenue obligation, share-based compensation expense, non-recurring or unusual losses, any non-cash non-recurring charge or non-cash restructuring charge, a limited amount of cash restructuring charges, certain cash transaction costs incurred with financing activities and the cumulative effect of a change in accounting principle.

The Amended Credit Facility also requires compliance with the following financial covenants: (i) a minimum unrestricted cash balance (as defined by the Amended Credit Facility) of $1.0 billion, and (ii) a minimum collateral ratio of 150% at any time, or 200% at any time following the release of the Pacific (Narita, China and Hong Kong) and Atlantic (London Heathrow) routes (together, the “Primary Routes”) having an appraised value in excess of $1 billion on the aggregate, unless the Primary Routes are the only collateral then pledged, in which case a minimum collateral ratio of 150% is required. The minimum collateral ratio is calculated as the market value of collateral to the sum of (a) the aggregate outstanding amount of the loans, plus (b) the undrawn amount of outstanding letters of credit, plus (c) the unreimbursed amount of drawings under such letters of credit and (d) the termination value of certain interest rate protection and hedging agreements with the Amended Credit Facility lenders and their affiliates.

As discussed above, in connection with the issuance of the Senior Secured Notes and the Senior Second Lien Notes in January 2010, certain assets currently encumbered under the Amended Credit Facility are expected to be released and substituted by replacement collateral consisting of aircraft, spare engines, primary slots at LaGuardia and Washington Reagan and flight simulators with an appraised value of approximately $830 million. The assets expected to be released consist of route authorities to operate between the United States and Japan, and beyond Japan to points in other countries, certain airport takeoff and landing slots and airport gate leaseholds utilized in connection with these routes, and were used as collateral for the January 2010 offering.

The Company’s requirement to meet the fixed charge coverage ratio is determined as set forth below:

Number of Preceding Months Covered	Period Ending	Required Fixed Charge Coverage Ratio
Nine	December 31, 2009	1.2 to 1.0
Twelve	March 31, 2010	1.3 to 1.0
Twelve	June 30, 2010	1.4 to 1.0
Twelve	September 30, 2010 and each quarter ending thereafter	1.5 to 1.0

The Amended Credit Facility contains a cross default provision with respect to final judgments that exceed $50 million. Although the Company was in compliance with all required financial covenants as of December 31, 2009, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company’s ability to obtain a waiver or amendment of such covenants, or otherwise mitigate the impact of the default.

Credit Card Processing Agreements. The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company’s card processing agreements, the financial institutions either require, or have the right to require, that United maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation (referred to as “relevant advance ticket sales”). As of December 31, 2009, the Company had total advance ticket sales of approximately $1.5 billion of which approximately 80% related to credit card sales.

The Company’s credit card processing agreement with Paymentech and JPMorgan Chase Bank, N.A. contains a cash reserve requirement. In addition to certain other risk protections provided to the processor, the amount of cash collateral reserve will be determined based on the amount of unrestricted cash held by the Company as defined under the Amended Credit Facility. If the Company’s unrestricted cash balance is at or more than $2.5 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if the Company’s unrestricted cash is less than $2.5 billion, its required reserve will increase to a percentage of relevant advance ticket sales as summarized in the following table:

Total Unrestricted Cash Balance (a)	Required % of Relevant Advance Ticket Sales
Less than $2.5 billion	15%
Less than $2.0 billion	25%
Less than $1.0 billion	50%

(a)	Includes unrestricted cash, cash equivalents and short-term investments at month-end, including certain cash amounts already held in reserve, as defined by the agreement.

Based on the Company’s December 31, 2009 unrestricted cash balance, the Company was not required to provide cash collateral above the current $25 million reserve balance.

United entered into a new agreement with American Express on March 1, 2009 which has an initial five year term. Under the agreement, in addition to certain other risk protections provided to American Express, the Company will be required to provide reserves based primarily on its unrestricted cash balance and net current exposure as of any calendar month-end measurement date, as summarized in the following table:

Total Unrestricted Cash Balance(a)	Required % of Net Current Exposure (b)
Less than $2.4 billion	15%
Less than $2.0 billion	25%
Less than $1.35 billion	50%
Less than $1.2 billion	100%

(a)	Includes unrestricted cash, cash equivalents and short-term investments at month-end, including certain cash amounts already held in reserve, as defined by the agreement.
(b)	Net current exposure equals relevant advance ticket sales less certain exclusions, and as adjusted for specified amounts payable between United and the processor, as further defined by the agreement.

The agreement with American Express permits the Company to provide certain replacement collateral in lieu of cash collateral, as long as the Company’s unrestricted cash is above $1.35 billion. Such replacement collateral may be pledged for any amount of the required reserve up to the full amount thereof, with the stated value of such collateral determined according to the agreement. Replacement collateral may be comprised of aircraft, slots and routes, real estate or other collateral as agreed between the parties. Based on the Company’s unrestricted cash balance at December 31, 2009, the Company was not required to provide any reserves under this agreement.

An increase in the future reserve requirements as provided by the terms of either, or both, of the Company’s material credit card processing agreements, could materially reduce the Company’s liquidity.

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

The table below provides a summary of UAL’s material contractual obligations as of December 31, 2009.

(In millions)	2010	2011	2012	2013	2014	After 2014	Total
Long-term debt, including current portion (a)	$994	$915	$637	$315	$1,547	$2,862	$7,270
Capital lease obligations—principal portion
Mainline (b)	409	298	106	99	101	336	1,349
Regional Affiliates aircraft (b)	17	19	19	21	15	180	271

Total debt and capital lease obligations	1,420	1,232	762	435	1,663	3,378	8,890
Interest on debt and capital lease obligations (c)	537	415	343	303	217	1,283	3,098
Aircraft operating lease obligations
Mainline	330	331	321	293	291	363	1,929
Regional Affiliates (d)	410	416	396	374	331	878	2,805
Other operating lease obligations	623	557	503	465	417	2,798	5,363
Postretirement obligations (e)	142	142	139	137	139	733	1,432
Capital purchase obligations (f)	200	201	99	43	40	39	622

Total contractual obligations	3,662	3,294	2,563	2,050	3,098	9,472	24,139
Less: lease deposits—principal portion (g)	(246)	(17)	—	(1)	(1)	(6)	(271)
Less: lease deposits—interest portion (g)	(47)	(8)	—	—	—	—	(55)
Less: non-cash debt obligations (h)	(8)	(9)	(9)	(9)	(9)	(65)	(109)

Total contractual obligations, net	$3,361	$3,260	$2,554	$2,040	$3,088	$9,401	$23,704

Total debt and capital leases, net of deposits and non-cash debt (summarized from table above)	$1,166	$1,206	$753	$425	$1,653	$3,307	$8,510
Pro-forma debt and capital leases, net (after giving effect to January 2010 financings) (i)	717	918	811	1,317	1,830	3,865	9,458

(a)	Long-term debt presented in the Company’s Financial Statements is net of a $347 million debt discount which is being amortized over the debt terms. Contractual payments are not net of the debt discount. United’s contractual principal payments are approximately $345 million lower than UAL’s due to the UAL 6% Senior Convertible Notes.
(b)	Mainline includes non-aircraft capital lease payments aggregating approximately $22 million in years 2010 through 2013.
(c)	Includes interest portion of Mainline and Regional Affiliates capital lease obligations of $178 million in 2010, $106 million in 2011, $86 million in 2012, $80 million in 2013, $70 million in 2014 and $155 million thereafter. Future interest payments on variable rate debt are estimated using estimated future variable rates based on a yield curve.
(d)	Amounts represent operating lease payments that are made by United under capacity purchase agreements with the regional carriers who operate these aircraft on United’s behalf.
(e)	Amounts represent postretirement benefit payments, net of subsidy receipts, through 2019. Benefit payments approximate plan contributions as plans are substantially unfunded. Not included in the table above are contributions related to the Company’s foreign pension plans. The Company does not have any significant contributions required by government regulations. The Company’s expected foreign pension plan contributions for 2010 are $12 million.
(f)	Amounts exclude aircraft orders of $2.3 billion for the purchase of, in the aggregate, 42 A319 and A320 aircraft. Amounts are excluded because these orders are not legally binding purchase orders. The Company may cancel its orders, which would result in forfeiture of its deposits. Amounts in the table include commitments to upgrade international aircraft with our premium cabin product.
(g)	Lease deposits of $326 million are recorded in the Company’s Financial Statements and will be applied to future aircraft lease obligations. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional information.

(h)	Contractual long-term debt includes $109 million of non-cash obligations as these debt payments are made directly to the creditor by a company that leases three aircraft from United. The creditor’s only recourse to United is repossession of the aircraft.
(i)	The Company’s current and long-term portions of debt presented in its December 31, 2009 Financial Statements reflects the reclassification of $449 million of current obligations, which were refinanced in 2010, to long-term obligations. See Note 11, “Debt Obligations and Card Processing Agreements,” for pro-forma adjustments from contractual maturities at December 31, 2009 to the pro-forma amounts, which reflect the aforementioned reclassification and incremental debt issued.

See Note 1(i), “Summary of Significant Accounting Policies—Regional Affiliates,” Note 8, “Retirement and Postretirement Plans,” Note 11, “Debt Obligations and Card Processing Agreements” and Note 14, “Lease Obligations,” in the Footnotes for additional discussion of the items included in the table above.

Off-Balance Sheet Arrangements. An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company. The Company’s off-balance sheet arrangements include operating leases, which are summarized in the contractual obligations table above, and certain municipal bond obligations, as discussed below, and letters of credit, of which $274 million were outstanding at December 31, 2009.

Certain municipalities have issued municipal bonds on behalf of United to finance the construction of improvements at airport-related facilities. The Company also leases facilities at airports where municipal bonds funded at least some of the construction of airport-related projects. At December 31, 2009, the Company guaranteed interest and principal payments on $270 million in principal of Denver Bonds that were originally issued in 1992, subsequently refinanced in 2007, and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The outstanding bonds and related guarantee are not recorded in the Company’s Financial Statements because the related lease agreement is accounted for as an operating lease with the associated rent expense recorded on a straight-line basis over the expected lease term through 2032. The annual lease payments through 2023 and the final payment for the principal amount of the Denver Bonds are included in the operating lease payments in the contractual obligations table above. For further details, see Note 13, “Commitments, Contingent Liabilities and Uncertainties—Guarantees and Off-Balance Sheet Financing,” in the Footnotes.

Fuel Consortia. The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2009, approximately $1.2 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines have provided indirect guarantees of the debt. United’s exposure is approximately $214 million principal amount of such bonds based on its recent consortia participation. The Company’s exposure could increase if the participation of other carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2010 to 2040. The Company did not record a liability at the time these indirect guarantees were made.

Other Information

Foreign Operations. The Company’s Financial Statements reflect material amounts of intangible assets related to the Company’s Pacific and Latin American route authorities and its operations at London Heathrow. Because operating authorities in international markets are governed by bilateral aviation agreements between the U.S. and foreign countries, changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could adversely impact, and significantly impair, the value of our international route authorities and other assets. Significant changes in such policies could also have a material impact on the Company’s operating revenues and expenses and results of operations. For further information, see Item 1, Business—International Regulation, Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Note 3, “Asset Impairments and Intangible Assets” in the Footnotes, for further information on the Company’s foreign currency risks associated with its foreign operations.

Critical Accounting Policies

Critical accounting policies are defined as those that are affected by significant judgments and uncertainties which potentially could result in materially different accounting under different assumptions and conditions. The Company has prepared the Financial Statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the Financial Statements and the Footnotes. Actual results could differ from those estimates under different assumptions or conditions. The Company has identified the following critical accounting policies that impact the preparation of the Financial Statements.

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

Accounting for Frequent Flyer Program Miles Sold to Third Parties and the Advanced Purchase of Miles. The Company has an agreement with its co-branded credit card partner that requires its partner to purchase miles in advance of when miles will be awarded to the co-branded partner’s cardholders (referred to as “pre-purchased miles”). The pre-purchased miles are deferred when received by United in our Financial Statements as “Advanced purchase of miles.” The Company amended its agreement with its co-branded credit card partner in 2008. See Note 16, “Advanced Purchase of Miles,” in the Footnotes for a description of this agreement and its 2008 amendment. Subsequently, when the Company’s credit card partner awards pre-purchased miles to its cardholders, the Company transfers the related air transportation element for the awarded miles from “Advanced purchase of miles” to “Mileage Plus deferred revenue” at estimated fair value and records the residual marketing element as “Other operating revenue.” The deferred revenue portion is then subsequently recognized as passenger revenue when transportation is provided in exchange for the miles awarded.

Other Frequent Flyer Accounting Policies.

The Company has adopted a deferred revenue measurement method to record the fair value of its frequent flyer obligation. This method allocates an equivalent weighted-average ticket value to each outstanding mile, based upon projected redemption patterns for available award choices when such miles are consumed. For miles sold to third parties, the Company recognizes revenue related to the air transportation and marketing-related elements as follows:

Air Transportation Element. The Company defers the portion of the sales proceeds that represents estimated fair value of the air transportation and recognizes that amount as revenue when transportation is provided. The fair value of the air transportation component is determined based upon the equivalent ticket value of similar fares on United and amounts paid to other airlines for miles. The initial revenue deferral is presented as “Mileage Plus deferred revenue” in the Financial Statements. When recognized, the revenue related to the air transportation component is classified as “Passenger revenues” in the Financial Statements.

Marketing-related Element. The amount of revenue from the marketing-related element is determined by subtracting the fair value of the air transportation from the total sales proceeds. The residual portion of the sales proceeds related to marketing activities is recognized when miles are awarded. This portion is recognized as “Other operating revenues” in the Financial Statements.

The value of the deferred revenue is estimated assuming redemptions on both United and other participating carriers in the Mileage Plus program and by estimating the relative proportions of awards to be redeemed by class of service within broad geographic regions of the Company’s operations, including Domestic, Atlantic, Pacific and Latin America. The estimation of the fair value of each award mile requires the use of several significant assumptions, for which significant management judgment is required. For example, management must estimate how many miles are projected to be redeemed on United, versus on other airline partners. Since the equivalent ticket value of miles redeemed on United and on other carriers can vary greatly, this assumption can materially affect the calculation of the weighted-average ticket value from period to period.

Management must also estimate the expected redemption patterns of Mileage Plus customers, who have a number of different award choices when redeeming their miles, each of which can have materially different estimated fair values. Such choices include different classes of service (first, business and several coach award levels), as well as different flight itineraries, such as domestic and international routings and varied itineraries within domestic and international regions of United’s and other participating carriers’ route networks. Customer redemption patterns may also be influenced by program changes, which occur from time to time and introduce new award choices, or make material changes to the terms of existing award choices. Management must often estimate the probable impact of such program changes on future customer behavior. Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer mileage redemption behavior to patterns which are not consistent with historical behavior can result in material changes to deferred revenue balances and to recognized revenue.

The Company measures its deferred revenue obligation using all awarded and outstanding miles, regardless of whether or not the customer has accumulated enough miles to redeem an award. Eventually these customers accumulate enough miles to redeem awards, or their accounts deactivate after a period of inactivity, in which case the Company recognizes the related revenue through its revenue recognition policy for expired miles.

The Company recognizes revenue related to expected expired miles over the estimated redemption period. Based on analysis of mileage redemption and expiration patterns, the Company estimates that 24% of earned miles will expire or go unredeemed. As of December 31, 2009 and 2008, the Company’s outstanding number of miles was approximately 457.6 billion and 478.2 billion, respectively. The Company estimates that approximately 349.1 billion of the outstanding miles at December 31, 2009 will ultimately be redeemed based on assumptions as of December 31, 2009. At December 31, 2009, a hypothetical 1% change in the Company’s outstanding number of miles or the weighted-average ticket value has approximately a $41 million effect on the liability. The Company’s estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance, as well as recognized revenues from the program.

Asset Impairments.

The Company recorded impairment charges during the years ended December 31, 2009 and 2008, as presented in the table below. All of these impairment charges are within the Mainline segment. All of the impairments, other than the goodwill impairment which is separately identified, are classified within “Other impairments and special items” in the Financial Statements.

	Year Ended December 31,
(In millions)	2009	2008
Goodwill impairment	$—	$2,277

Indefinite-lived intangible assets:
Codeshare agreements	—	44
Tradenames	150	20

Intangible asset impairments	150	64

Tangible assets:
Pre-delivery advance deposits including related capitalized interest	—	105
Nonoperating aircraft, spare engines and parts and other	93	145

Tangible asset impairments	93	250

Total impairments	$243	$2,591

During 2009, the Company performed interim and annual impairment tests of its intangible assets and certain of its long-lived assets, principally aircraft and related spare engines and spare parts, due to events and changes in circumstances that indicated an impairment might have occurred. The primary factors deemed by management to have constituted a potential impairment triggering event were a significant decline in unit revenues experienced in early 2009 and decreases in forecasted revenues. The Company performed a second interim impairment test of certain aircraft fleet types in 2009 due to an additional decrease in market prices, as further discussed below.

Similarly during 2008, the Company performed an interim impairment test of its goodwill, all intangible assets and certain of its long-lived assets, principally aircraft and related spare engines and spare parts, as of May 31, 2008 due to events and changes in circumstances during the first and second quarters of 2008 that indicated an impairment might have occurred. Factors deemed by management to have collectively constituted an impairment triggering event included record high fuel prices, significant losses in the first and second quarters of 2008, a softening U.S. economy, analyst downgrade of UAL common stock, rating agency changes in outlook for the Company’s debt instruments from stable to negative, the planned removal from UAL’s fleet of 100 aircraft and a significant decrease in the fair value of the Company’s outstanding equity and debt securities, including a decline in UAL’s market capitalization to significantly below book value.

Discussed below is the methodology used for each type of asset impairment shown in the table above.

Aircraft and Definite-lived Intangible Asset Impairments

2009 Impairment Testing

The Company tested certain of its definite-lived intangible assets at February 28, 2009 and determined that the carrying value of its definite-lived intangible assets was fully recoverable because their carrying amount exceeded the sum of the undiscounted cash flows attributable to their use. As of February 28, 2009, the Company also tested its aircraft for impairment. For all but two fleet types, the Company determined that the fleet types were not impaired as estimated cash flows exceeded carrying value. For the two fleet types which had estimated undiscounted cash flows less than carrying value, the Company estimated the fair value of these fleet types and determined that the aircraft were not impaired as the estimated fair value exceeded the carrying value. For purposes of testing impairment of aircraft, the estimated undiscounted cash flows were dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices) and other relevant assumptions. If estimates of fair value were required, fair value was estimated using the market approach. Asset appraisals, published aircraft pricing guides and recent transactions for similar aircraft were considered by the Company in its market value determination.

In the fourth quarter of 2009, the Company tested five of its owned regional jets, which are leased to a third party, for impairment due to a weak market for these aircraft and a remaining lease term of approximately one year. As a result of this testing, the Company recorded impairment charges of $19 million to record the regional aircraft at estimated fair value as of December 31, 2009.

On a quarterly basis in 2009, the Company reviewed the carrying values of its nonoperating B737 and five B747 aircraft, which are being marketed for sale, to assess whether the carrying values were recoverable. As a result of this testing, the carrying value of the nonoperating B737s and five nonoperating B747 aircraft was reduced to a lower estimated fair value resulting in charges of $19 million and $55 million in the third and fourth quarters of 2009, respectively.

2008 Impairment Testing

The Company tested all aircraft for impairment as of May 31, 2008 for the reasons discussed above. Based on the results of these tests, the Company determined that an impairment of $38 million existed which was attributable to the Company’s fleet of owned B737 aircraft and related spare parts. In addition, as of December 31, 2008, the Company performed an impairment test of its B737 aircraft. Based on this analysis, the Company recorded an additional charge of $107 million to reduce the carrying value of the B737 aircraft. As described in Note 2, “Company Operational Plans,” in the Footnotes, the Company retired its entire B737 fleet earlier than originally planned.

Due to the unfavorable economic and industry factors described above, the Company also determined in the second quarter of 2008 that it was required to perform an impairment test of its $105 million of pre-delivery aircraft deposits and related capitalized interest. The Company determined that these aircraft deposits were completely impaired and wrote off their full carrying value. The Company believes that it is highly unlikely that it will take these future aircraft deliveries and, therefore, the Company will be required to forfeit the deposits, which are not transferable based on existing contract terms.

As a result of the 2008 impairment testing described above, the Company’s goodwill and certain of its indefinite-lived intangible assets and tangible assets were recorded at fair value. The Company was not required to apply certain new fair value accounting principles to the determination of the fair value of these assets in 2008 as the new principles were not effective for nonfinancial assets and liabilities. However, the provisions of this standard were applied to the determination of the fair value of financial assets and financial liabilities that were part of the Step Two goodwill fair value determination.

Due to extreme fuel price volatility, tight credit markets, the uncertain economic environment, as well as other uncertainties, the Company can provide no assurance that a material impairment charge will not occur in a future period. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

Indefinite-lived Intangible Assets

2009 Interim Impairment Test

As of February 28, 2009, the Company performed an interim impairment test of all indefinite-lived intangible assets due to events and changes in circumstances during the first quarter of 2009 that indicated an impairment might have occurred, as discussed above.

Indefinite-lived intangible assets tested for impairment included tradenames, international route authorities, London Heathrow slots and codesharing agreements. The Company utilized appropriate valuation techniques to separately estimate the fair values of all of its indefinite-lived intangible assets as of February 28, 2009, and compared those estimates to related carrying values. The methods used to test these assets were primarily income methodologies, which were based on estimated future cash flows, except for the valuation of the London Heathrow slots, for which fair value was estimated using the market approach. As of February 28, 2009, the only impairment of indefinite-lived intangible assets was related to the carrying value of United’s tradenames in the amount $40 million. In addition, the Company performed a second interim impairment test of only tradenames as of May 31, 2009, which resulted in an additional impairment of $110 million. As a result of both of the impairment tests, the Company recorded impairment charges of $150 million to decrease the carrying value of the tradenames to estimated fair value as of May 31, 2009.

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

Annual Impairment Tests

United performed annual impairment reviews of its indefinite-lived intangible assets as of October 1, 2009 and 2008 and determined that no impairment was indicated.

Goodwill.

For purposes of testing goodwill in 2008, the Company estimated the fair value of the Mainline reporting unit (to which all goodwill is allocated) utilizing several fair value measurement techniques, including two market estimates and one income estimate and using relevant data available through, and as of, May 31, 2008. The market approach is a valuation technique in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. The valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a technique in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money.

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

Taking into consideration an equal weighting of the two market estimates and the income estimate, which has been the Company’s practice when performing annual goodwill impairment tests, the indicated fair value of the Mainline reporting unit was less than its carrying value, and therefore, the Company was required to perform additional goodwill impairment testing. For this testing, the Company determined the implied fair value of goodwill of the Mainline reporting unit by allocating the fair value of the reporting unit to all the assets and liabilities of the Mainline reporting unit, including any recognized and unrecognized intangible assets, as if the Mainline reporting unit had been acquired in a business combination and the fair value of the Mainline reporting unit was the acquisition price. As a result of this testing, the Company determined that goodwill was completely impaired and therefore recorded an impairment charge during the second quarter of 2008 to write-off the full value of goodwill.

Accounting for Long-Lived Assets. The net book value of operating property and equipment for UAL was $9.8 billion and $10.3 billion at December 31, 2009 and 2008, respectively. In addition to the original cost of these assets, as adjusted by fresh-start reporting as of February 1, 2006, their recorded value is impacted by a number of accounting policy elections, including the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.

The Company records assets acquired, including aircraft, at acquisition cost. Depreciable life is determined through economic analysis, such as reviewing existing fleet plans, obtaining appraisals and comparing estimated lives to other airlines that operate similar fleets. Older generation aircraft are assigned lives that are generally consistent with the experience of United and the practice of other airlines. As aircraft technology has improved, useful life has increased and the Company has generally estimated the lives of those aircraft to be 30 years. Residual values are estimated based on historical experience with regard to the sale of both aircraft and spare parts and are established in conjunction with the estimated useful lives of the related fleets. Residual values are based on current dollars when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life. Both depreciable lives and residual values are revised periodically to recognize changes in the Company’s fleet plan and other relevant information. A one year increase in the average depreciable life of our flight equipment would reduce annual depreciation expense on flight equipment by approximately $17 million.

Other Postretirement Benefit Accounting. The Company accounts for other postretirement benefits by recognizing the difference between plan assets and obligations, or the plan’s funded status, in its Financial Statements. Under GAAP, other postretirement benefit expense is recognized on an accrual basis over employees’ approximate service periods and is generally calculated independently of funding decisions or requirements. The Company has not been required to pre-fund its current and future plan obligations, which has resulted in a significant net obligation, as discussed below.

The fair value of plan assets at December 31, 2009 and 2008 was $58 million and $57 million, respectively, for the other postretirement benefit plans. The benefit obligation was $2.0 billion for the other postretirement benefit plans at both December 31, 2009 and 2008. The difference between the plan assets and obligations has been recorded in the Financial Statements. Detailed information regarding the Company’s other postretirement plans, including key assumptions, is included in Note 8, “Retirement and Postretirement Plans,” in the Footnotes.

The following provides a summary of the methodology used to determine the assumptions disclosed in Note 8, “Retirement and Postretirement Plans,” in the Footnotes. The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the expected return on plan assets. The discount rates were based on the construction of theoretical corporate bond portfolios, adjusted according to the timing of expected cash flows for the payment of the Company’s future postretirement obligations. A yield curve was developed based on a subset of these bonds (those with yields between the 10th and 90th percentiles). The projected cash flows were matched to this yield curve and a present value developed, which was then calibrated to develop a single equivalent risk-adjusted discount rate.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under the applicable accounting standards, those gains and losses are not required to be recognized currently as other postretirement expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees. The Company’s accounting policy is to not apply the corridor approach available under applicable GAAP with respect to amortization of amounts included in accumulated other comprehensive income. Under the corridor approach, amortization of any gain or loss in accumulated other comprehensive income is only required if, at the beginning of the year, the accumulated gain or loss exceeds 10% of the greater of the benefit obligation or the fair value of assets. If amortization is required, the minimum amount outside the corridor divided by the average remaining service period of active employees is recognized as expense. The corridor approach is intended to reduce volatility of amounts recorded in pension expense each year. Since the Company has elected not to apply the corridor approach, all gains and losses in accumulated other comprehensive income are amortized to expense over the remaining years of service. At December 31, 2009 and 2008, the Company had unrecognized actuarial gains of $155 million and $286 million, respectively, recorded in accumulated other comprehensive income for its other postretirement benefit plans.

Valuation Allowance for Deferred Tax Assets. At December 31, 2009, UAL and United had valuation allowances applied to its deferred tax assets of approximately $3.1 billion and $3.0 billion, respectively. In accordance with accounting principles related to income taxes, a valuation allowance is required to be recorded when it is more likely than not that deferred tax assets will not be realized. Future realization depends on the existence of sufficient taxable income within the carry forward period available under the tax law. Sources of future taxable income include future reversals of taxable temporary differences, future taxable income exclusive of reversing taxable differences, taxable income in carry back years and tax planning strategies. These sources of positive evidence of realizability must be weighed against negative evidence, such as cumulative losses in recent years. A recent history of losses would make difficult a determination that a valuation allowance is not needed.

In forming a judgment about the future realization of our deferred tax assets, management considered both the positive and negative evidence of realizability and gave significant weight to the negative evidence from our cumulative losses for recent years. Management will continue to assess the valuation allowance and make appropriate adjustments based on the positive and negative evidence existing at that time. The Company is currently unable to forecast when there will be sufficient positive evidence for it to reverse the remainder of the valuation allowances that are recorded. Any reversals of valuation allowance would reduce income tax expense. See Note 7, “Income Taxes,” in the Footnotes for additional information.

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its Amended Credit Facility and other financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact the economic recession has on customer travel patterns; the increasing reliance on enhanced video-conferencing and other technology as a means of conducting virtual meetings; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aviation fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aviation fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; industry consolidation; competitive pressures on pricing and on demand; capacity decisions of United and/or its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements); labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; and other risks and uncertainties set forth under Item 1A, Risk Factors of this Form 10-K, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Currency Exchange Rate Risks. United’s exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company does not use derivative financial instruments in its investment portfolio. United’s policy is to manage interest rate risk through a combination of fixed and variable rate debt and by entering into swap agreements, depending upon market conditions. A portion of United’s aircraft lease obligations and related accrued interest ($295 million in equivalent U.S. dollars at December 31, 2009) is denominated in foreign currencies that expose the Company to risks associated with changes in foreign exchange rates. To hedge against this risk, United has placed foreign currency deposits ($295 million in equivalent U.S. dollars at December 31, 2009), primarily for euros, to meet foreign currency lease obligations denominated in that respective currency. Since unrealized mark-to-market gains or losses on the foreign currency deposits are offset by the losses or gains on the foreign currency obligations, United has hedged its overall exposure to foreign currency exchange rate volatility with respect to its foreign lease deposits and obligations. The fair value of these deposits is determined based on the present value of future cash flows using an appropriate foreign currency swap rate. The fair value of long-term debt is predominantly based on the present value of future cash flows using a U.S. treasury rate that matches the remaining life of the instrument, adjusted by a credit spread and, to a lesser extent, on the quoted market prices for the same or similar instruments. The table below presents information as of December 31, 2009 about certain of the Company’s financial instruments that are sensitive to changes in interest and exchange rates. Amounts shown below are the same for both UAL and United, except as noted.

(Dollars in millions)	Expected Maturity Date						2009		2008
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value	Total	Fair Value
UAL ASSETS
Cash equivalents
Fixed rate (a)	$3,042	$—	$—	$—	$—	$—	$3,042	$3,042	$2,039	$2,039
Avg. interest rate	0.07%	—	—	—	—	—	0.07%		1.02%
Lease deposits
Fixed rate—EUR deposits	$235	$15	$—	$—	$—	$—	$250	$309	$264	$330
Accrued interest	37	8	—	—	—	—	45		42
Avg. interest rate	6.86%	4.41%	—	—	—	—	6.45%		6.45%
Fixed rate—USD deposits	$11	$2	$—	$1	$1	$6	$21	$31	$11	$21
Accrued interest	10	—	—	—	—	—	10		9
Avg. interest rate	6.49%	—	—	—	—	—	6.49%		6.49%
UAL LONG—TERM DEBT (a)
U. S. Dollar denominated
Variable rate debt	$282	$205	$204	$222	$1,386	$286	$2,585	$2,236	$2,640	$1,524
Avg. interest rate	2.04%	2.42%	2.42%	2.33%	2.72%	2.19%	2.51%		3.24%
Fixed rate debt	$712	$710	$433	$93	$161	$2,576	$4,685	$4,062	$4,388	$2,668
Avg. interest rate	7.04%	7.09%	9.65%	8.97%	7.37%	5.93%	6.73%		6.09%

(a)	Amounts also represent United except that in 2009, United’s carrying value and fair value of its cash equivalents are approximately $6 million lower than the reported UAL amounts, and in 2009, its carrying value and fair value of total long-term debt are approximately $346 million and $553 million lower than the reported UAL amounts. In 2008, United’s carrying value and fair value of its cash equivalents and debt obligations are approximately $6 million and $2 million, respectively, lower than the reported UAL amounts. The difference in 2009 debt obligations is attributable to the UAL $345 million principal amount of 6% Senior Convertible Notes issued in October 2009, which is not a United debt obligation.

In addition to the cash equivalents included in the table above, both UAL and United have $128 million of short-term restricted cash and $213 million and $212 million, respectively, of long-term restricted cash. As discussed in Note 1(d), “Summary of Significant Accounting Policies—Cash and Cash Equivalents and Restricted Cash,” in the Footnotes, restricted cash primarily includes cash collateral to secure workers’ compensation obligations, reserves for institutions that process credit card ticket sales and, in 2009, cash collateral received from fuel hedge counterparties. Due to the short term nature of these cash balances, their carrying values approximate their fair values. The Company’s interest income is exposed to changes in interest rates on these cash balances. During 2007, the Company also repurchased certain of its own debt instruments, which remain outstanding and have a fair value and carrying value of $51 million at December 31, 2009. The Company recognizes changes in fair value of these securities through other comprehensive income; however, on a net basis, the Company is not exposed to market risk due to the existence of offsetting changes in the fair value of the Company’s related debt obligations.

The material changes in the amounts reported in the table above for 2009 as compared to 2008 include the following: (1) cash and short-term investments increased by approximately $1.0 billion primarily due to cash provided by operating and financing activities, as discussed in Liquidity above; and (2) debt obligations increased by $242 million primarily due to new debt issuances in 2009, partially offset by scheduled debt repayments in 2009. The interest rate on the Company’s cash and variable rate debt decreased in 2009, as compared to 2008, primarily due to a decrease in market interest rates.

Commodity Price Risk (Jet Fuel). Our results of operations and liquidity have been, and may continue to be, materially impacted by changes in the price of aircraft fuel and other oil-related commodities and related derivative instruments. United may use swaps, purchased call options or other derivative instruments to reduce its price risk exposure to jet fuel. The Company’s derivative positions are typically comprised of crude oil, heating oil and jet fuel derivatives. The derivative instruments are designed to provide protection against increases in the price of aircraft fuel. Some derivative instruments may result in hedging losses if the underlying commodity prices drop below specified floors or swap prices; however, the negative impact of these losses may be offset by the benefit of lower jet fuel acquisition cost since the Company typically does not hedge all of its fuel consumption, and only uses swaps or sold puts on a portion of the fuel volumes that it does hedge. United may adjust its hedging program based on changes in market conditions. At December 31, 2009, the fair value of United’s fuel-related derivatives was a payable of $5 million and a receivable of $138 million, as compared to a payable of $727 million at December 31, 2008. The primary reasons for this change were the dramatic decrease in fuel prices in the latter part of 2008, subsequent fuel price increases in 2009 and turnover of the Company’s hedge portfolio to instruments with a lower average strike price. At December 31, 2009, the Company also had $15 million of additional fuel derivative payables related to pending settlements for purchased call options and expired contracts.

As of December 31, 2009, the Company had hedged approximately 36% of its 2010 consolidated fuel consumption primarily with a combination of swaps and purchased call options. The Company’s hedge position at December 31, 2009 consists of a notional amount of 9.7 million barrels with purchased call options at a weighted-average crude oil equivalent strike price of $76 per barrel and 9.9 million barrels with swaps at an average price of $77 per barrel. All of these derivative instruments mature within 12 months of December 31, 2009. As of December 31, 2008, the Company had hedged 34% of its 2009 consolidated fuel consumption, primarily with collar structures. The Company had significant losses on its 2008 hedge position as certain of the collar structures required payments by United to its counterparties for decreases in the price of crude oil below approximately $100 per barrel.

The above derivative positions are subject to potential counterparty cash collateral requirements in some circumstances. The Company provided counterparties with cash collateral of $10 million as of December 31, 2009.

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

The Company’s most significant net foreign currency exposures in 2009, based on exchange rates in effect at December 31, 2009, are presented in the table below:

(In millions)	Operating revenue net of operating expense
Currency	Foreign Currency Value	USD Value
Canadian dollar	284	$269
Chinese renminbi	1,686	247
European euro	60	86
South Korean Won	70,725	61
Australian dollar	57	51

The Company may use foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates. As of December 31, 2009, the Company did not have any derivative positions to hedge foreign currency cash flows. As of December 31, 2008, the Company hedged a portion of its expected foreign currency cash flows in the Australian dollar, Canadian dollar and European euro. As of December 31, 2008, the notional amount of these foreign currencies hedged with the forward contracts in U.S. dollars terms was approximately $62 million, based on contractual forward rates. These contracts had a fair value of $10 million at December 31, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UAL Corporation

Chicago, Illinois

We have audited the accompanying statements of consolidated financial position of UAL Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related statements of consolidated operations, consolidated stockholders’ equity (deficit), and consolidated cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UAL Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2009, the Company changed its accounting for convertible debt and participating securities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

United Air Lines, Inc.

Chicago, Illinois

We have audited the accompanying statements of consolidated financial position of United Air Lines, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related statements of consolidated operations, consolidated stockholder’s equity (deficit), and consolidated cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Air Lines, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2009, the Company changed its accounting for convertible debt.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 25, 2010

UAL Corporation and Subsidiary Companies

Statements of Consolidated Operations

(In millions, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Operating revenues:
Passenger—United Airlines	$11,910	$15,337	$15,254
Passenger—Regional Affiliates	3,064	3,098	3,063
Cargo	536	854	770
Special operating items (Note 18)	—	—	45
Other operating revenues	825	905	1,011

	16,335	20,194	20,143

Operating expenses:
Salaries and related costs	3,773	4,311	4,261
Aircraft fuel	3,405	7,722	5,003
Regional Affiliates	2,939	3,248	2,941
Purchased services	1,167	1,375	1,346
Aircraft maintenance materials and outside repairs	965	1,096	1,166
Landing fees and other rent	905	862	876
Depreciation and amortization	902	932	925
Distribution expenses	534	710	779
Aircraft rent	346	409	406
Cost of third party sales	230	272	316
Goodwill impairment (Note 3)	—	2,277	—
Other impairments and special items (Notes 3 and 18)	374	339	(44)
Other operating expenses	956	1,079	1,131

	16,496	24,632	19,106

Earnings (loss) from operations	(161)	(4,438)	1,037

Other income (expense):
Interest expense	(577)	(571)	(704)
Interest income	19	112	257
Interest capitalized	10	20	19
Gain on sale of investment (Note 19)	—	—	41
Miscellaneous, net (Note 12)	37	(550)	2

	(511)	(989)	(385)
Earnings (loss) before income taxes and equity in earnings of affiliates	(672)	(5,427)	652
Income tax expense (benefit)	(17)	(25)	297

Earnings (loss) before equity in earnings of affiliates	(655)	(5,402)	355
Equity in earnings of affiliates, net of tax	4	6	5

Net income (loss)	$(651)	$(5,396)	$360

Earnings (loss) per share, basic	$(4.32)	$(42.59)	$2.94

Earnings (loss) per share, diluted	$(4.32)	$(42.59)	$2.65

See accompanying Combined Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions, except shares)

	At December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,042	$2,039
Restricted cash	128	54
Receivables, less allowance for doubtful accounts (2009—$14; 2008—$24)	743	714
Aircraft lease deposits maturing within one year	293	28
Prepaid fuel	275	219
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2009—$61; 2008—$48)	197	237
Deferred income taxes	63	268
Fuel hedge collateral deposits	10	953
Prepaid expenses and other	354	354

	5,105	4,866

Operating property and equipment:
Owned—
Flight equipment	8,303	8,766
Other property and equipment	1,745	1,751

	10,048	10,517
Less—Accumulated depreciation and amortization	(2,010)	(1,598)

	8,038	8,919

Capital leases—
Flight equipment	2,096	1,578
Other property and equipment	51	39

	2,147	1,617
Less—Accumulated amortization	(345)	(224)

	1,802	1,393

	9,840	10,312

Other assets:
Intangibles, less accumulated amortization (Note 3) (2009—$408; 2008—$339)	2,455	2,693
Restricted cash	213	218
Investments (Note 12)	88	81
Aircraft lease deposits (Note 14)	33	297
Other, net (Note 1(f))	950	998

	3,739	4,287

	$18,684	$19,465

See accompanying Combined Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions, except shares)

	At December 31,
	2009	2008
Liabilities and Stockholders’ Deficit
Current liabilities:
Mileage Plus deferred revenue	$1,515	$1,414
Advance ticket sales	1,492	1,530
Accounts payable	803	829
Accrued salaries, wages and benefits	701	756
Long-term debt maturing within one year (Note 11)	545	782
Current obligations under capital leases (Note 14)	426	168
Fuel purchase commitments	275	219
Fuel derivative instruments (Note 12)	5	718
Other	711	865

	6,473	7,281

Long-term debt (Note 11)	6,378	5,862
Long-term obligations under capital leases (Note 14)	1,194	1,192

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,720	2,768
Postretirement benefit liability (Note 8)	1,928	1,812
Advanced purchase of miles (Note 16)	1,157	1,087
Deferred income taxes	551	804
Other	1,094	980

	7,450	7,451

Commitments and contingent liabilities (Note 13)
Stockholders’ deficit:
Preferred stock (Note 4)	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 167,610,620 and 140,037,928 shares at December 31, 2009 and 2008, respectively (Note 4)	2	1
Additional capital invested	3,136	2,919
Retained deficit	(5,956)	(5,308)
Stock held in treasury, at cost (Note 4)	(28)	(26)
Accumulated other comprehensive income (Note 10)	35	93

	(2,811)	(2,321)

	$18,684	$19,465

See accompanying Combined Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Cash Flows

(In millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows provided (used) by operating activities:
Net income (loss)	$(651)	$(5,396)	$360
Adjustments to reconcile to net cash provided (used) by operating activities -
Depreciation and amortization	902	932	925
Goodwill impairment	—	2,277	—
Other impairments and special items	374	339	(89)
Proceeds from lease amendment	160	—	—
Mileage Plus deferred revenue and advanced purchase of miles	123	738	170
Debt and lease discount amortization	97	97	84
Deferred income taxes	(16)	(26)	310
Share-based compensation	21	31	49
Gain on sale of investments	—	—	(41)
Other operating activities	89	15	56
Changes in assets and liabilities -
Net change in fuel derivative instruments and related pending settlements	(1,007)	858	—
Decrease (increase) in fuel hedge collateral	955	(965)	—
Increase (decrease) in accrued liabilities	(217)	(155)	189
Decrease (increase) in receivables	105	195	(59)
Increase (decrease) in advance ticket sales	(38)	(388)	249
Decrease (increase) in other current assets	(25)	257	(269)
Increase (decrease) in accounts payable	94	(48)	200

	966	(1,239)	2,134

Cash flows provided (used) by investing activities:
Additions to property, equipment and deferred software	(317)	(475)	(723)
Proceeds from asset sale-leasebacks	175	274	—
Proceeds on disposition of property and equipment	77	94	19
(Increase) decrease in restricted cash	(19)	484	91
Sales (purchases) of EETC investments	10	—	(96)
Proceeds on litigation of advanced deposits	—	41	—
Proceeds on sale of investments	—	—	128
Net (purchases) sales of short-term investments	—	2,295	(1,983)
Other, net	(6)	8	4

	(80)	2,721	(2,560)

Cash flows provided (used) by financing activities:
Proceeds from issuance of long-term debt	907	337	694
Repayment of Credit Facility	(18)	(18)	(1,495)
Repayment of other long-term debt	(776)	(666)	(1,257)
Proceeds from sale of common stock	222	107	—
Principal payments under capital leases	(190)	(235)	(177)
Payment of deferred financing costs	(49)	(120)	(18)
Decrease in aircraft lease deposits	23	155	80
Purchases of treasury stock	(2)	(11)	(11)
Special distribution to common shareholders	—	(253)	—
Proceeds from exercise of stock options	—	—	35
Other, net	—	2	2

	117	(702)	(2,147)

Increase (decrease) in cash and cash equivalents	1,003	780	(2,573)
Cash and cash equivalents at beginning of year	2,039	1,259	3,832

Cash and cash equivalents at end of year	$3,042	$2,039	$1,259

See accompanying Combined Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

Statements of Consolidated Stockholders’ Equity (Deficit)

(In millions)

	Common Stock	Additional Capital Invested	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2006	$1	$2,306	$(2)	$(4)	$82	$2,383

Net income	—	—	360	—	—	360
Other comprehensive income, net:
Unrealized gains on financial instruments, net	—	—	—	—	5	5
Pension and other postretirement plans (Note 8)
Net gain arising during period, net $63 of tax	—	—	—	—	102	102
Less: amortization of prior period gains, net	—	—	—	—	(8)	(8)

Total pension and other postretirement plans	—	—	—	—	94	94

Total comprehensive income, net	—	—	360	—	99	459

Common stock distribution declared	—	—	(257)	—	—	(257)
Preferred stock dividends	—	—	(10)	—	—	(10)
Tax adjustment on ASC 715 update (Note 10)	—	—	—	—	(40)	(40)
Share-based compensation	—	49	—	—	—	49
Proceeds from exercise of stock options	—	35	—	—	—	35
Adoption of ASC 740 update	—	2	—	—	—	2
Treasury stock acquisitions	—	—	—	(11)	—	(11)

Balance at December 31, 2007	1	2,392	91	(15)	141	2,610

Net loss	—	—	(5,396)	—	—	(5,396)
Other comprehensive income (loss):
Unrealized losses on financial instruments	—	—	—	—	(37)	(37)
Pension and other postretirement plans (Note 8)
Net gain arising during period	—	—	—	—	8	8
Less: amortization of prior period gains	—	—	—	—	(19)	(19)

Total pension and other postretirement plans	—	—	—	—	(11)	(11)

Total comprehensive loss, net	—	—	(5,396)	—	(48)	(5,444)

Preferred stock dividends	—	—	(3)	—	—	(3)
Conversion of preferred stock	—	374	—	—	—	374
Sale of common stock	—	122	—	—	—	122
Share-based compensation	—	31	—	—	—	31
Treasury stock acquisitions	—	—	—	(11)	—	(11)

Balance at December 31, 2008	1	2,919	(5,308)	(26)	93	(2,321)
Net loss	—	—	(651)	—	—	(651)
Other comprehensive income (loss):
Unrealized gains on financial instruments	—	—	—	—	15	15
Pension and other postretirement plans (Note 8)
Net loss arising during period	—	—	—	—	(64)	(64)
Less: amortization of prior period gains	—	—	—	—	(9)	(9)

Total pension and other postretirement plans	—	—	—	—	(73)	(73)

Total comprehensive loss, net	—	—	(651)	—	(58)	(709)

Sale of common stock	1	206	—	—	—	207
Share-based compensation	—	11	—	—	—	11
Other	—	—	3	—	—	3
Treasury stock acquisitions	—	—	—	(2)	—	(2)

Balance at December 31, 2009	$2	$3,136	$(5,956)	$(28)	$35	$(2,811)

See accompanying Combined Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Operations

(In millions)

	Year Ended December 31,
	2009	2008	2007
Operating revenues:
Passenger—United Airlines	$11,910	$15,337	$15,254
Passenger—Regional Affiliates	3,064	3,098	3,063
Cargo	536	854	770
Special operating items (Note 18)	—	—	45
Other operating revenues	849	948	999

	16,359	20,237	20,131

Operating expenses:
Salaries and related costs	3,773	4,312	4,257
Aircraft fuel	3,405	7,722	5,003
Regional Affiliates	2,939	3,248	2,941
Purchased services	1,167	1,375	1,346
Aircraft maintenance materials and outside repairs	965	1,096	1,166
Landing fees and other rent	905	862	876
Depreciation and amortization	902	932	925
Distribution expenses	534	710	779
Aircraft rent	349	411	409
Cost of third party sales	228	269	312
Goodwill impairment (Note 3)	—	2,277	—
Other impairments and special items (Notes 3 and 18)	374	339	(44)
Other operating expenses	955	1,077	1,129

	16,496	24,630	19,099

Earnings (loss) from operations	(137)	(4,393)	1,032

Other income (expense):
Interest expense	(577)	(571)	(703)
Interest income	19	112	260
Interest capitalized	10	20	19
Gain on sale of investment (Note 19)	—	—	41
Miscellaneous, net (Note 12)	37	(550)	1

	(511)	(989)	(382)
Earnings (loss) before income taxes and equity in earnings of affiliates	(648)	(5,382)	650
Income tax expense (benefit)	(16)	(22)	296

Earnings (loss) before equity in earnings of affiliates	(632)	(5,360)	354
Equity in earnings of affiliates, net of tax	4	6	5

Net income (loss)	$(628)	$(5,354)	$359

See accompanying Combined Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions, except shares)

	At December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,036	$2,033
Restricted cash	128	50
Receivables, less allowance for doubtful accounts (2009—$14; 2008—$24)	743	704
Aircraft lease deposits maturing within one year	293	28
Prepaid fuel	275	219
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2009—$61; 2008—$48)	197	237
Receivables from related parties	73	214
Deferred income taxes	57	265
Fuel hedge collateral deposits	10	953
Prepaid expenses and other	342	348

	5,154	5,051

Operating property and equipment:
Owned—
Flight equipment	8,303	8,766
Other property and equipment	1,745	1,751

	10,048	10,517
Less—accumulated depreciation and amortization	(2,010)	(1,598)

	8,038	8,919

Capital leases—
Flight equipment	2,096	1,578
Other property and equipment	51	39

	2,147	1,617
Less—accumulated amortization	(345)	(224)

	1,802	1,393

	9,840	10,312

Other assets:
Intangibles, less accumulated amortization (Note 3) (2009—$408; 2008—$339)	2,455	2,693
Restricted cash	212	217
Investments (Note 12)	88	81
Aircraft lease deposits (Note 14)	33	297
Other, net (Note 1(f))	943	984

	3,731	4,272

	$18,725	$19,635

See accompanying Combined Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions, except shares)

	At December 31,
	2009	2008
Liabilities and Stockholder’s Deficit
Current liabilities:
Mileage Plus deferred revenue	$1,515	$1,414
Advance ticket sales	1,492	1,530
Accounts payable	806	833
Accrued salaries, wages and benefits	701	756
Long-term debt maturing within one year (Note 11)	544	780
Current obligations under capital leases (Note 14)	426	168
Fuel purchase commitments	275	219
Fuel derivative instruments (Note 12)	5	718
Other	816	1,128

	6,580	7,546

Long-term debt (Note 11)	6,033	5,861
Long-term obligations under capital leases (Note 14)	1,194	1,192

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,720	2,768
Postretirement benefit liability (Note 8)	1,928	1,812
Advanced purchase of miles (Note 16)	1,157	1,087
Deferred income taxes	469	724
Other	1,096	981

	7,370	7,372

Commitments and contingent liabilities (Note 13)
Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; issued 205 shares at December 31, 2009 and 2008	—	—
Additional capital invested	3,401	2,831
Retained deficit	(5,888)	(5,260)
Accumulated other comprehensive income	35	93

	(2,452)	(2,336)

	$18,725	$19,635

See accompanying Combined Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Cash Flows

(In millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows provided (used) by operating activities:
Net income (loss)	$(628)	$(5,354)	$359
Adjustments to reconcile to net cash provided (used) by operating activities—
Depreciation and amortization	902	932	925
Goodwill impairment	—	2,277	—
Other impairments and special items	374	339	(89)
Proceeds from lease amendment	160	—	—
Mileage Plus deferred revenue and advanced purchase of miles	123	738	170
Debt and lease discount amortization	97	97	84
Deferred income taxes	(16)	(26)	318
Share-based compensation	21	31	49
Gain on sale of investment	—	—	(41)
Other operating activities	63	(39)	48
Changes in assets and liabilities -
Net change in fuel derivative instruments and related pending settlements	(1,007)	858	—
Decrease (increase) in fuel hedge collateral	955	(965)	—
Increase (decrease) in accrued liabilities	(213)	(128)	172
Decrease (increase) in receivables	110	197	(58)
Increase (decrease) in accounts payable	94	(49)	210
Increase (decrease) in advance ticket sales	(38)	(388)	249
Decrease (increase) in other current assets	(19)	257	(269)

	978	(1,223)	2,127

Cash flows provided (used) by investing activities:
Additions to property, equipment and deferred software	(317)	(475)	(723)
Proceeds from asset sale-leasebacks	175	274	—
Proceeds on disposition of property and equipment	77	93	18
(Increase) decrease in restricted cash	(24)	455	87
Sales (purchases) of EETC investments	10	—	(96)
Net (purchases) sales of short-term investments	—	2,259	(1,951)
Proceeds from litigation on advanced deposits	—	41	—
Proceeds on sale of investments	—	—	128
Other, net	(7)	9	4

	(86)	2,656	(2,533)

Cash flows provided (used) by financing activities:
Repayment of Credit Facility	(18)	(18)	(1,495)
Repayment of other long-term debt	(775)	(664)	(1,255)
Proceeds from issuance of long-term debt	562	337	694
Capital contributions from parent	559	163	—
Principal payments under capital leases	(190)	(235)	(177)
Payment of deferred financing costs	(49)	(120)	(18)
Decrease in aircraft lease deposits	23	155	80
Proceeds from exercise of stock options	—	—	35
Dividend to parent	—	(257)	—
Other, net	(1)	—	2

	111	(639)	(2,134)

Increase (decrease) in cash and cash equivalents	1,003	794	(2,540)
Cash and cash equivalents at beginning of year	2,033	1,239	3,779

Cash and cash equivalents at end of year	$3,036	$2,033	$1,239

See accompanying Combined Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Stockholder’s Equity (Deficit)

(In millions)

	Common Stock	Additional Capital Invested	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2006	$—	$2,380	$5	$82	$2,467

Net income	—	—	359	—	359
Other comprehensive income, net:
Unrealized gains on financial instruments, net	—	—	—	5	5
Pension and other postretirement plans (Note 8)
Net gain arising during period, net $63 of tax	—	—	—	102	102
Less: amortization of prior period gains, net	—	—	—	(8)	(8)

Total pension and other postretirement plans	—	—	—	94	94

Total comprehensive income, net	—	—	359	99	458

Preferred stock dividends (Note 4)	—	—	(10)	—	(10)
Adoption of ASC 740 update	—	2	—	—	2
Tax adjustment on ASC 715 update (Note 10)	—	—	—	(40)	(40)
MPI Note forgiveness (Note 17)	—	(213)	—	—	(213)
Share-based compensation	—	49	—	—	49
Proceeds from exercise of stock options	—	35	—	—	35

Balance at December 31, 2007	—	2,253	354	141	2,748

Net loss	—	—	(5,354)	—	(5,354)
Other comprehensive income (loss):
Unrealized losses on financial instruments	—	—	—	(37)	(37)
Pension and other postretirement plans (Note 8)
Net gain (loss) arising during period	—	—	—	8	8
Less: amortization of prior period gains	—	—	—	(19)	(19)

Total pension and other postretirement plans	—	—	—	(11)	(11)

Total comprehensive loss, net	—	—	(5,354)	(48)	(5,402)

Dividend to parent	—	—	(257)	—	(257)
Preferred stock dividends (Note 4)	—	—	(3)	—	(3)
Conversion of preferred stock	—	374	—	—	374
Capital contributions from parent (Note 17)	—	173	—	—	173
Share-based compensation	—	31	—	—	31

Balance at December 31, 2008	—	2,831	(5,260)	93	(2,336)
Net loss	—		(628)	—	(628)
Other comprehensive income (loss):
Unrealized gains on financial instruments	—	—	—	15	15
Pension and other postretirement plans (Note 8)
Net gain (loss) arising during period	—		—	(64)	(64)
Less: amortization of prior period gains	—	—	—	(9)	(9)

Total pension and other postretirement plans	—	—	—	(73)	(73)

Total comprehensive loss, net	—	—	(628)	(58)	(686)

Capital contributions from parent (Note 17)	—	559	—	—	559
Share-based compensation	—	11	—	—	11

Balance at December 31, 2009	$—	$3,401	$(5,888)	$35	$(2,452)

See accompanying Combined Notes to Consolidated Financial Statements.

UAL Corporation and Subsidiary Companies

United Air Lines, Inc. and Subsidiary Companies

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

(1) Summary of Significant Accounting Policies

(a)	Basis of Presentation—UAL is a holding company whose principal subsidiary is United. The Company’s consolidated financial statements (the “Financial Statements”) include the accounts of its majority-owned affiliates. All significant intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(b)	Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Actual results could differ from those estimates.

The Company estimates fair value of its financial instruments and indefinite-lived intangible assets for testing impairment of indefinite-lived intangible assets. These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially.

(c)	Airline Revenues—The value of unused passenger tickets and miscellaneous charge orders (“MCOs”) are included in current liabilities as advance ticket sales. United records passenger ticket sales and tickets sold by other airlines for use on United as operating revenues when the transportation is provided or when the ticket expires. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Fees charged in association with changes or extensions to non-refundable tickets are recorded as passenger revenue at the time the fee is incurred. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company’s additional service to modify a previous sale. Therefore, the pricing of the change fee and the initial customer order are separately determined and represent distinct earnings processes. Refundable tickets expire after one year.

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

(d)	Cash and Cash Equivalents and Restricted Cash—Cash in excess of operating requirements is invested in short-term, highly liquid investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Investments in debt securities classified as available-for-sale are stated at fair value. The gains or losses from changes in the fair value of available-for-sale securities are included in other comprehensive income.

As of December 31, 2009, approximately 25% of the Company’s cash and cash equivalents consisted of money market funds that primarily invest in U.S. treasury securities and 75% consisted of AAA-rated money market funds. There are no withdrawal restrictions at the present time on any of the money market funds in which the Company has invested.

Restricted cash primarily includes cash collateral to secure workers’ compensation obligations, reserves for institutions that process credit card ticket sales and, in 2009, cash collateral received from fuel hedge counterparties. The Company classifies changes in restricted cash balances as an investing activity in its Financial Statements, because it considers restricted cash similar to an investment. Certain other companies within our industry also classify certain of their restricted cash transactions as investing activities in their statement of cash flows, while others classify certain of their restricted cash transactions as operating activities. The pro-forma impact of UAL classifying all changes in its restricted cash balances as operating activities in the years ended December 31, 2009, 2008 and 2007 is shown in the table below:

	Year Ended December 31,
(In millions)	2009	2008	2007
Cash flows provided (used) from operating activities	$966	$(1,239)	$2,134
Adjustment for (increase) decrease in restricted cash	(19)	484	91

Pro-forma cash flows provided (used) from operating activities	$947	$(755)	$2,225

Cash flows provided (used) from investing activities	$(80)	$2,721	$(2,560)
Adjustment for increase (decrease) in restricted cash	19	(484)	(91)

Pro-forma cash flows provided (used) from investing activities	$(61)	$2,237	$(2,651)

(e)	Aircraft Fuel, Spare Parts and Supplies—The Company records fuel, maintenance, operating supplies and aircraft spare parts at cost when acquired and provides an obsolescence allowance for aircraft spare parts.

(f)	Property and Equipment—The Company records additions to owned operating property and equipment at cost when acquired. Property under capital leases and the related obligation for future lease payments are recorded at an amount equal to the initial present value of those lease payments.

Depreciation and amortization of owned depreciable assets is based on the straight-line method over the assets’ estimated service lives. Leasehold improvements are amortized over the remaining term of the lease, including estimated facility renewal options when renewal is reasonably assured at key airports, or the estimated service life of the related asset, whichever is less. Properties under capital leases are amortized on the straight-line method over the life of the lease or, in the case of certain aircraft, over their estimated service lives. Amortization of capital lease assets is included in depreciation and amortization expense. The estimated useful lives of our property and equipment are as follows:

Estimated Useful Life (in years)
Aircraft	27 to 30
Buildings	25 to 45
Other property and equipment	4 to 15
Software	5
Building improvements	1 to 40

Maintenance and repairs, including the cost of minor replacements, are charged to maintenance expense as incurred, except for costs incurred under our power-by-the-hour engine maintenance agreements, which are expensed based upon the number of hours flown. Costs of additions to and renewals of units of property are capitalized as property and equipment additions.

As of December 31, 2009, the “Other noncurrent assets” included the following significant items: nonoperating B737 and B747 aircraft, including related spare parts and engines, and aircraft leased to third parties of $417 million and internal in-development and in-use software totaling $174 million.

(g)	Mileage Plus Awards—The Company has an agreement with its co-branded credit card partner that requires its partner to purchase miles in advance of when miles are awarded to the co-branded partner’s cardholders (referred to as “pre-purchased miles”). These sales are deferred when received by United and disclosed in the Financial Statements as “Advanced purchase of miles.” Subsequently, when the Company’s credit card partner awards pre-purchased miles to its cardholders, the Company transfers the related air transportation element for the awarded miles from “Advanced purchase of miles” to “Mileage Plus deferred revenue” at estimated fair value and records the residual marketing element as “Other operating revenue.”

The Company has adopted a deferred revenue measurement method to record fair value of the frequent flyer obligation using a weighted-average ticket value of each outstanding mile, based upon projected redemption patterns for available award choices when such miles are consumed. The Company defers a portion of revenue from the sale of air services to record the fair value obligation of the miles earned. Miles sold to third parties have two revenue elements: air transportation and marketing, as described below.

Air Transportation Element. The Company defers the portion of the sales proceeds that represents estimated fair value of the air transportation and recognizes that amount as revenue when transportation is provided. The fair value of the air transportation component is determined based upon the equivalent ticket value of similar fares on United and amounts paid to other airlines for miles. The initial revenue deferral is presented as “Mileage Plus deferred revenue” in our Financial Statements. When recognized, the revenue related to the air transportation component is classified as “passenger revenues” in our Financial Statements.

Marketing-related element. The amount of revenue from the marketing-related element is determined by subtracting the fair value of the air transportation from the total sales proceeds. The residual portion of the sales proceeds related to marketing activities is recognized when miles are awarded. This portion is recognized as “Other operating revenues” in our Financial Statements.

The value of miles is estimated assuming redemptions on both United and other participating carriers in the Mileage Plus program and by estimating the relative proportions of awards to be redeemed by class of service within broad geographic regions of the Company’s operations, including Domestic, Atlantic, Pacific and Latin America. The estimation of the fair value of each award mile requires the use of several significant assumptions, for which significant management judgment is required. For example, management must estimate how many miles are projected to be redeemed on United, versus on other airline partners. Since the equivalent ticket value of miles redeemed on United and on other carriers can vary greatly, this assumption can materially affect the calculation of the weighted-average ticket value from period to period.

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

The Company recognizes revenue related to expected expired miles over the estimated redemption period. Management’s estimate of the expected expiration of miles requires significant management judgment. In early 2007, the Company announced that it was reducing the expiration period for inactive accounts from 36 months to 18 months effective December 31, 2007. The change in the expiration period increased revenues by $246 million in 2007. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance, as well as recognized revenues from the program. In 2008, the Company updated certain of its assumptions related to the recognition of revenue for expiration of miles. Based on additional analysis of mileage redemption and expiration patterns, the Company revised the estimated number of miles that are expected to expire from 15% to 24% of earned miles, including miles that will expire or go unredeemed for reasons other than account deactivation. In 2008, the Company also extended the total time period over which revenue from the expiration of miles is recognized based upon the estimated period of miles redemption. This change did not materially impact the Company’s Mileage Plus revenue recognition in 2009 or 2008.

See Note 16, “Advanced Purchase of Miles,” for additional information related to the Mileage Plus program.

(h)	Deferred Gains (Losses)—Gains and losses on aircraft sale and leaseback transactions are deferred and amortized in future periods.

(i)	Regional Affiliates—United has agreements under which independent regional carriers, flying under the United Express name, connect passengers to other Regional Affiliates and/or United flights (the latter of which we refer to as “Mainline” operations, to distinguish them from Regional Affiliates operations). The vast majority of Regional Affiliates flights are operated under capacity purchase agreements, while a relatively smaller number are operated under prorate agreements.

Regional Affiliates operating revenues and expenses are classified as “Passenger—Regional Affiliates” and “Regional Affiliates,” respectively, in the Financial Statements. Regional Affiliates expense includes both allocated and direct costs. Direct costs represent expenses that are specifically and exclusively related to Regional Affiliates flying activities, such as capacity agreement payments, commissions, booking fees, fuel expenses and dedicated staffing. The capacity agreement payments are based on specific rates for various operating expenses of the Regional Affiliates carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed per month. Allocated costs represent Regional Affiliates’ portion of shared expenses and include charges for items such as airport operating costs, reservation-related costs, credit card discount fees and facility rents. For each of these expense categories, the Company estimates Regional Affiliates’ portion of total expense and allocates the applicable portion of expense to the regional carrier.

United has the right to exclusively operate and direct the operations of these aircraft and accordingly the minimum future lease payments for these aircraft are included in the Company’s lease obligations. See Note 9, “Segment Information” and Note 14, “Lease Obligations,” for additional information related to Regional Affiliates.

The Company recognizes revenue on a net basis for flights on Regional Affiliates covered by prorate agreements. The Company’s revenue from prorate agreements is generally based on its proportional share of miles flown.

As of December 31, 2009, United has call options on 176 regional jet aircraft currently being operated by certain Regional Affiliates carriers. At December 31, 2009, none of the call options were exercisable because none of the required conditions to make an option exercisable by the Company were met.

(j)	Advertising—Advertising costs, which are included in other operating expenses, are expensed as incurred.

(k)	Intangibles—Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. The Mileage Plus customer database is amortized on an accelerated basis utilizing cash flows correlating to the expected attrition rate of the Mileage Plus database. The other customer relationships, which are included in “Contracts,” are amortized in a manner consistent with the timing and amount of revenues that the Company expects to generate from these customer relationships. All other definite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets.

The Company applies a fair value-based impairment test to the net book value of goodwill, which was determined to be completely impaired in 2008, and indefinite-lived intangible assets on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs.

See Note 3, “Asset Impairments and Intangible Assets,” for additional information related to intangibles, including impairments recognized in 2009 and 2008.

(l)	Measurement of Impairments—The Company evaluates the carrying value of long-lived assets and intangible assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. For purposes of this testing, the Company has identified the aircraft fleet type as the lowest level of identifiable cash flows for purposes of testing aircraft for impairment. An impairment charge is recognized when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value. See Note 3, “Asset Impairments and Intangible Assets,” for information related to asset impairments recognized in 2009 and 2008.

(m)	Share-Based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Obligations for restricted stock units (“RSUs”) are remeasured throughout the requisite service period based on the market share price as of the last day of the reporting period. A cumulative adjustment is recorded to adjust compensation expense based on the current value of the awards. See Note 6, “Share-Based Compensation Plans,” for additional information.

(n)	Ticket Taxes—Certain governmental taxes are imposed on United’s ticket sales through a fee included in ticket prices. United collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis (excluded from operating revenues).

(o)	Early Retirement of Leased Aircraft—The Company accrues for the present value of future minimum lease payments, net of estimated sublease rentals (if any) in the period aircraft are removed from service. When reasonably estimable and probable, the Company estimates maintenance lease return condition obligations for items such as minimum aircraft and engine conditions specified in leases and accrues these amounts over the lease term while the aircraft are operating, and any remaining unrecognized estimated obligations are accrued in the period an aircraft is removed from service.

(p)	New Accounting Pronouncements—In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends certain concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.

In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This guidance improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various accounting principles with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities. This guidance must be applied to transfers occurring on or after the effective date. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its financial statements.

Retrospective Adoption of ASC 470 Update and ASC 260 Update

The Company adopted new accounting guidance related to accounting for convertible debt instruments that may be settled in cash (or other assets) on conversion (“ASC 470 Update”) and new accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities (“ASC 260 Update”) effective January 1, 2009, both of which required retrospective application. ASC 470 Update requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company’s 4.5% Senior Limited-Subordination Convertible Notes due 2021 (“4.5% Notes”) and 5% Senior Convertible Notes due 2021 (“5% Notes”), see below, are within the scope of the ASC 470 Update. Upon the original issuance of these two debt instruments in 2006, the Company recorded the net debt obligation as long-term debt in accordance with applicable accounting standards at that time. To adopt this standard, effective January 1, 2009, the Company estimated the fair value, as of the date of issuance, of its two applicable convertible debt instruments as if the instruments were issued without the conversion options. The difference between the fair value and the principal amounts of the instruments was $254 million. This amount was retrospectively applied to the Financial Statements from the issuance date of the debt instruments in 2006, and was retrospectively recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the notes resulting in non-cash increase to interest expense in historical and future periods.

The following tables reflect UAL and United’s previously reported amounts, along with the adjusted amounts as required by the ASC 470 Update.

	UAL			United
(In millions, except per share)	As Reported	As Adjusted	Effect of Change	As Reported	As Adjusted	Effect of Change
Statement of Consolidated Operations
Year Ended December 31, 2008
Interest expense	$(523)	$(571)	$(48)	$(523)	$(571)	$(48)
Net loss	(5,348)	(5,396)	(48)	(5,306)	(5,354)	(48)
Loss per share, basic and diluted	(42.21)	(42.59)	(0.38)	N/A	N/A	N/A
Total comprehensive loss	(5,396)	(5,444)	(48)	(5,354)	(5,402)	(48)
Statement of Consolidated Operations
Year Ended December 31, 2007
Interest expense	(661)	(704)	(43)	(660)	(703)	(43)
Net income	403	360	(43)	402	359	(43)
Earnings per share, basic (a)	3.34	2.94	(0.40)	N/A	N/A	N/A
Earnings per share, diluted	2.79	2.65	(0.14)	N/A	N/A	N/A
Total comprehensive income	502	459	(43)	501	458	(43)

(a)	Basic earnings per share for the year ended December 31, 2007 includes the combined impact of the ASC 470 Update and the ASC 260 Update. See additional discussion of the ASC 260 Update below.

	UAL			United
	As Reported	As Adjusted	Effect of Change	As Reported	As Adjusted	Effect of Change
Statement of Consolidated Financial Position (a) As of December 31, 2008
Long-term debt	$6,007	$5,862	$(145)	$6,007	$5,861	$(146)
Additional capital invested	2,666	2,919	253	2,578	2,831	253
Retained deficit	(5,199)	(5,308)	(109)	(5,151)	(5,260)	(109)

(a)	The adoption of the ASC 470 Update also had minor impacts on “Other assets” and “Deferred income taxes” as reported in the Company’s Financial Statements. The adoption required an increase to the Company’s deferred tax liability and a decrease to its additional paid in capital. However, these impacts were substantially offset by a corresponding decrease in the valuation allowance for deferred tax assets and increase to additional paid in capital in accordance with ASC Topic 740, Income Taxes.

The following table provides additional information about UAL’s convertible debt instruments that are subject to the ASC 470 Update:

($ and shares in millions, except conversion prices)	As of December 31, 2009		As of December 31, 2008
	4.5% Notes	5% Notes	4.5% Notes	5% Notes
Carrying amount of the equity component	$216	$38	$216	$38
Principal amount of the liability component	726	150	726	150
Unamortized discount of liability component	80	11	126	20
Net carrying amount of liability component	646	139	600	130
Remaining amortization period of discount	18 months	13 months
Conversion price	$32.64	$43.90
Number of shares to be issued upon conversion	22.2	3.4

	For the Year Ended December 31,
	2009		2008
	4.5% Notes	5% Notes	4.5% Notes	5% Notes
Effective interest rate on liability component	12.8%	12.1%	12.8%	12.1%
Non-cash interest cost recognized (a)	46	9	40	8
Cash interest cost recognized	33	7	33	7

(a)	Amounts represent the adoption of the ASC 470 Update on interest expense for the years ended December 31, 2009 and 2008. The related negative impact on loss per share for the year ended December 31, 2009 is $0.36.

ASC 260 Update clarifies that instruments granted in share-based payment transactions that are considered to be participating securities prior to vesting should be included in the earnings allocation under the two-class method of calculating earnings per share. The Company determined that its restricted shares granted under UAL’s share-based compensation plans are participating securities because the restricted shares participate in dividends. The impact of the ASC 260 Update on 2007 basic and diluted earnings per share, calculated after the ASC 470 Update adoption impact, was a $0.04 per share and $0.03 per share, respectively, reduction in earnings per share. Nonvested restricted stock was not included in the common shareholder basic loss per share computation for the year ended December 31, 2008 because of a loss in that period. There were 1.4 million nonvested restricted shares for the year ended December 31, 2008 that would have been included in the common shareholder basic earnings per share computation had there been income in that period.

(q)	Uncertain Income Tax Positions—The Company has recorded reserves for income taxes and associated interest that may become payable in future years. Although management believes that its positions taken on income tax matters are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. See Note 7, “Income Taxes,” for further information related to uncertain income tax positions.

(2) Company Operational Plans

During 2009 and 2008, the Company implemented plans to address volatility in crude oil prices, industry over-capacity and the severe global recession. The Company reduced capacity and permanently removed 99 aircraft from its Mainline fleet by December 31, 2009, including its entire B737 fleet and five B747 aircraft. The Company completed its fleet reduction plan in January 2010 with the removal of one additional B747 aircraft. In connection with the capacity reductions, the Company streamlined its operations and corporate functions and cumulatively reduced the size of its workforce by approximately 9,000 positions. The Company’s workforce reductions occurred through furloughs and furlough-mitigation programs, such as voluntary early-out options. Workforce reductions included salaried and management positions and certain of the Company’s unionized workforce. The Company’s standard severance policies provide the affected employees with salary continuation, as well as certain insurance benefits for a specified period of time.

The following is a discussion of expenses associated with implementing the Company’s plans. In addition, see Note 3, “Asset Impairments and Intangible Assets,” for a discussion of the impairment charges recorded during the years ended December 31, 2009 and 2008. The tables below summarize the accrual activity and expense related to the Company’s implementation of its operational plans.

(In millions)
	Severance		Leased Aircraft
Reserve Activity	2009	2008	2009	2008
Balance at December 31, 2008	$81	$—	$16	$—
Accruals	33	106	87	20
Payments	(69)	(25)	(20)	(4)

Balance at December 31, 2009	$45	$81	$83	$16

Expense recognized	$33	$106	$96	$24

All of these charges are within the Mainline segment where the fleet reductions occurred. Severance expense and leased aircraft expense are classified within “Salaries and related costs” and “Other impairments and special items,” respectively, in the Company’s Financial Statements. The total expected future payments for leased aircraft that were removed from service at December 31, 2009 are $89 million, payable through 2013. Actual lease payments may be less if the Company is able to negotiate early termination of any of its leases.

The following table provides additional information regarding UAL and United aircraft including the impacts of the fleet reductions discussed above.

	B737s (Mainline)			All Other Mainline			Total Mainline	Regional Affiliates	Total
	Owned	Leased	Total	Owned	Leased	Total
Operating:
Aircraft at December 31, 2008	18	28	46	191	172	363	409	280	689
Added (removed) from operating fleet	(18)	(28)	(46)	(2)	(1)	(3)	(49)	12	(37)
Converted from owned to leased (a)	—	—	—	(19)	19	—	—	—	—
Converted from leased to owned (b)	—	—	—	1	(1)	—	—	—	—

Aircraft at December 31, 2009	—	—	—	171	189	360	360	292	652

Nonoperating at December 31, 2008	24	12	36	3	—	3	39	—	39
Removed from operating fleet in 2009	18	28	46	2	1	3	49	—	49
Sold/returned to lessor during 2009	—	(12)	(12)	—	(1)	(1)	(13)	—	(13)

Nonoperating at December 31, 2009	42	28	70	5	—	5	75	—	75

(a)	During 2009, the Company sold 19 aircraft and leased them back. See Note 14, “Lease Obligations,” for additional information related to these sale-leaseback transactions.
(b)	During 2009, the Company acquired one aircraft under existing lease terms.

(3) Asset Impairments and Intangible Assets

The Company recorded impairment charges during the years ended December 31, 2009 and 2008, as presented in the table below. All of these impairment charges are within the Mainline segment. All of the impairments other than the goodwill impairment, which is separately identified, are classified within “Other impairments and special items” in the Company’s Financial Statements.

	Year Ended December 31,
(In millions)	2009	2008
Goodwill impairment	$—	$2,277

Indefinite-lived intangible assets:
Codeshare agreements	—	44
Tradenames	150	20

Intangible asset impairments	150	64

Tangible assets:
Pre-delivery advance deposits including related capitalized interest	—	105
Nonoperating aircraft, spare engines and parts and other	93	145

Tangible asset impairments	93	250

Total impairments	$243	$2,591

Due to extreme fuel price volatility, tight credit markets, the uncertain economic environment, as well as other uncertainties, the Company can provide no assurance that a material impairment charge will not occur in a future period. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

The following is a discussion of impairment testing. See Note 12, “Fair Value Measurements and Derivative Instruments,” for additional information related to the use of fair values in impairment testing.

Triggering Events Requiring Testing

During 2009, the Company performed interim and annual impairment tests of its intangible assets and certain of its long-lived assets (principally aircraft and related spare engines and spare parts) due to events and changes in circumstances that indicated an impairment might have occurred. The primary factors deemed by management to have constituted a potential impairment triggering event were a significant decline in unit revenues experienced in early 2009 and decreases in forecasted revenues and cash flows.

Similarly during 2008, the Company performed an interim impairment test of its goodwill, all intangible assets and certain of its long-lived assets (principally aircraft and related spare engines and spare parts) as of May 31, 2008 due to events and changes in circumstances during the first and second quarters of 2008 that indicated an impairment might have occurred. Factors deemed by management to have collectively constituted an impairment triggering event included record high fuel prices, significant losses in the first and second quarters of 2008, a softening U.S. economy, analyst downgrade of UAL common stock, rating agency changes in outlook for the Company’s debt instruments from stable to negative, the announcement of the planned removal from UAL’s fleet of 100 aircraft and a significant decrease in the fair value of the Company’s outstanding equity and debt securities, including a decline in UAL’s market capitalization to significantly below book value.

Aircraft and definite-lived intangible assets

2009 Impairment Testing

The Company tested certain of its definite-lived intangible assets at February 28, 2009 and determined that the carrying value of its definite-lived intangible assets was fully recoverable because their carrying amount exceeded the sum of the undiscounted cash flows attributable to their use. As of February 28, 2009, the Company also tested its aircraft for impairment. For all but two fleet types, the Company determined that the fleet types were not impaired as estimated cash flows exceeded carrying value. For the two fleet types which had estimated undiscounted cash flows less than carrying value, the Company estimated the fair value of these fleet types and determined that the aircraft were not impaired as the estimated fair value exceeded the carrying value.

In the fourth quarter of 2009, the Company tested five of its owned regional jets which are leased to a third party for impairment due to a weak market for these aircraft and a remaining lease term of approximately one year. As a result of this testing, the Company recorded impairment charges of $19 million to record the regional aircraft at estimated fair value.

On a quarterly basis in 2009, the Company reviewed the carrying values of its nonoperating B737 and five B747 aircraft, which are being marketed for sale, to assess whether the carrying values were recoverable. As a result of this testing, the carrying value of the nonoperating B737s and five nonoperating B747 aircraft were reduced to a lower estimated fair value resulting in a charge of $19 million and $55 million in the third and fourth quarters of 2009, respectively.

2008 Impairment Testing

The Company tested all aircraft for impairment as of May 31, 2008. Based on the results of these tests, the Company determined that an impairment of $38 million existed which was attributable to the Company’s fleet of owned B737 aircraft and related spare parts. In addition, as of December 31, 2008, the Company performed an impairment test of its B737 aircraft. Based on this analysis, the Company recorded an additional charge of $107 million to reduce the carrying value of the B737 aircraft.

Due to the unfavorable economic and industry factors described above, the Company also determined in the second quarter of 2008 that it was required to perform an impairment test of its $105 million of pre-delivery aircraft deposits and related capitalized interest. The Company determined that these aircraft deposits were completely impaired and wrote off their full carrying value. The Company believes that it is highly unlikely that it will take these future aircraft deliveries and, therefore, the Company will be required to forfeit the deposits, which are not transferable based on existing contract terms.

Indefinite-lived intangible assets

2009 Interim Impairment Test

Indefinite-lived intangible assets tested for impairment included tradenames, international route authorities, London Heathrow slots and codesharing agreements. The Company utilized appropriate valuation techniques to separately estimate the fair values of all of its indefinite-lived intangible assets as of February 28, 2009, and compared those estimates to related carrying values. The methods used to test these assets were primarily income methodologies, which were based on estimated future cash flows, except for the valuation of the London Heathrow slots, for which fair value was estimated using the market approach. The only impairment of indefinite-lived intangible assets was related to a $110 million impairment of United’s tradenames. In addition, the Company performed a second interim impairment test of only tradenames as of May 31, 2009. As a result of both of the impairment tests, the Company recorded an impairment charge of $150 million to decrease the carrying value of the tradenames to estimated fair value as of May 31, 2009.

2008 Interim Impairment Test

The Company utilized appropriate valuation techniques to separately estimate the fair values of all of its indefinite-lived intangible assets as of May 31, 2008 and compared those estimates to related carrying values. Tested assets included tradenames, international route authorities, London Heathrow slots and codesharing agreements. The Company used a market or income valuation approach, as described below, to estimate fair values. Based on the results of this testing, the Company recorded a $64 million impairment charge to indefinite-lived intangible assets for the year ended December 31, 2008.

Annual Impairment Tests

United performed annual impairment reviews of its indefinite-lived intangible assets as of October 1, 2009 and 2008 and determined that no impairment was indicated.

Goodwill

For purposes of testing goodwill in 2008, the Company estimated the fair value of the Mainline reporting unit (to which all goodwill is allocated) utilizing several fair value measurement techniques, including two market estimates and one income estimate and using relevant data available through and as of May 31, 2008. The market approach is a valuation technique in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. The income approach is a technique in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money.

Taking into consideration an equal weighting of the two market estimates and the income estimate, which has been the Company’s practice when performing annual goodwill impairment tests, the indicated fair value of the Mainline reporting unit was less than its carrying value, and therefore, the Company was required to perform additional goodwill impairment testing. For this testing, the Company determined the implied fair value of goodwill of the Mainline reporting unit by allocating the fair value of the reporting unit to all the assets and liabilities of the Mainline reporting unit, including any recognized and unrecognized intangible assets, as if the Mainline reporting unit had been acquired in a business combination and the fair value of the Mainline reporting unit was the acquisition price. As a result of this testing, the Company determined that goodwill was completely impaired and therefore recorded an impairment charge during the second quarter of 2008 to write-off the full value of goodwill.

Intangibles

The following table presents information about the Company’s intangible assets at December 31, 2009 and 2008, respectively:

(Dollars in millions)	Weighted Average Life of Assets (in years)	2009		2008
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Airport slots and gates	9	$72	$37	$72	$30
Hubs	20	145	29	145	22
Patents	3	70	70	70	68
Mileage Plus database	7	521	221	521	179
Contracts	13	140	44	140	35
Other	7	12	7	13	5

Total	10	$960	$408	$961	$339

Unamortized intangible assets
Airport slots and gates		$219		$237
Route authorities		1,146		1,146
Tradenames		538		688

Total		$1,903		$2,071

During the year ended December 31, 2009, the Company’s unamortized intangible assets decreased by $168 million consisting of $150 million impairment of its tradenames and $18 million due to the sale of certain airport slot assets. Unamortized intangible assets, other than goodwill, decreased by $82 million during 2008 as a result of a $64 million impairment of codeshare agreements and tradenames, and an $18 million decrease in airport slots and gates related to the sale of assets.

Total amortization expense recognized was $69 million, $92 million and $155 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company expects to record amortization expense of $42 million, $39 million, $38 million, $36 million and $31 million for 2010, 2011, 2012, 2013 and 2014, respectively.

(4) Common Stockholders’ Deficit and Preferred Securities

Changes in the number of shares of UAL common stock outstanding during the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
UAL	2009	2008	2007
Shares outstanding at beginning of year	140,037,928	116,921,049	112,280,629
Issuance of UAL stock under equity offering	26,111,183	11,208,438	—
Issuance of UAL stock upon conversion of preferred stock	—	11,145,812	—
Issuance of UAL stock to creditors	1,648,989	765,780	3,849,389
Issuance of UAL stock to employees	82,450	418,664	1,155,582
Forfeiture of non-vested UAL stock	(62,761)	(110,926)	(104,733)
Shares acquired for treasury	(207,169)	(310,889)	(259,818)

Shares outstanding at end of year	167,610,620	140,037,928	116,921,049

Treasury shares at beginning of year	707,484	396,595	136,777
Shares acquired for treasury	207,169	310,889	259,818

Treasury shares at end of year	914,653	707,484	396,595

All treasury shares were acquired for tax withholding obligations related to UAL’s share-based compensation plan. See Note 6, “Share-Based Compensation Plans,” for additional information related to the remaining grants available to be awarded under UAL’s share-based compensation plans and outstanding option awards, neither of which are included in outstanding shares above.

During 2009 and 2008, the Company sold 7.1 million and 11.2 million shares of common stock, respectively, as part of a $200 million equity offering program generating net proceeds of $75 million and $122 million, respectively. Of the 2008 sales, $107 million was received in 2008 and $15 million was received in January 2009 upon settlement of shares sold during the last three days of 2008. This equity offering program was completed in 2009.

In addition, UAL sold 19.0 million shares of UAL common stock in an underwritten, public offering for a price of $7.24 per share in October 2009. The Company received approximately $132 million of net proceeds from this issuance. UAL contributed the proceeds from both its equity offering program and its 19.0 million common stock issuance to United, as further discussed in Note 17, “Related Party Transactions.”

In 2008, 11.1 million shares of UAL common stock were issued upon preferred stockholders’ elections to exercise their conversion option of all 5 million shares of 2% mandatorily convertible preferred stock. This class of stock was retired in October 2008. The Company increased additional paid in capital by $374 million and decreased the mandatorily convertible preferred stock by the same amount to record the impact of these conversions.

In December 2007, the UAL Corporation Board of Directors approved a special distribution of $2.15 per share to holders of UAL common stock. The distribution, of approximately $257 million, was paid on January 23, 2008 to the holders of record of UAL common stock on January 9, 2008. See Note 17, “Related Party Transactions,” for additional information regarding this distribution.

UAL is authorized to issue 250 million shares of preferred stock (without par value). UAL was also authorized to issue two shares of junior preferred stock (par value $0.01 per share) which were issued in 2006 and remained outstanding at December 31, 2009.

(5) UAL Per Share Amounts

As discussed in Note 1(p), “Summary of Significant Accounting Policies—New Accounting Pronouncements,” the Company retrospectively adopted the ASC 260 Update, effective January 1, 2009.

Basic per share amounts were computed by dividing earnings (loss) available to common stockholders by the weighted-average number of shares of UAL common stock outstanding. Approximately 0.4 million, 2.0 million and 2.8 million UAL shares remaining to be issued to unsecured creditors and employees under the bankruptcy plan of reorganization are included in outstanding basic shares for 2009, 2008 and 2007, respectively, as the necessary conditions for issuance have been satisfied. UAL’s 6% Senior Notes due 2031 (the “6% Senior Notes”), are callable at any time at 100% of par value, and can be redeemed with either cash or UAL common stock at UAL’s option. These notes are not included in the diluted earnings per share calculation, as it is UAL’s intent to redeem these notes with cash. The table below represents the reconciliation of the basic earnings (loss) per share to diluted earnings (loss) per share.

(In millions, except per share)
	Year Ended December 31,
UAL	2009	2008	2007
Basic earnings (loss) per share:
Net income (loss)	$(651)	$(5,396)	$360
Preferred stock dividend requirements	—	(3)	(10)

Earnings (loss) available to participating and common stockholders (a)	$(651)	$(5,399)	$350
Earnings allocated to participating shareholders	—	—	(5)

Earnings (loss) available to common stockholders	$(651)	$(5,399)	$345

Basic weighted-average shares outstanding	150.7	126.8	117.4

Earnings (loss) per share, basic	$(4.32)	$(42.59)	$2.94

Diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$(651)	$(5,399)	$345
Effect of 2% preferred securities	—	—	10
Effect of 4.5% Notes	—	—	44

Earnings (loss) available to common stockholders including the effect of dilutive securities	$(651)	$(5,399)	$399

Basic weighted-average shares outstanding	150.7	126.8	117.4
Effect of non-vested stock options	—	—	0.2
Effect of non-vested restricted shares	—	—	1.1
Effect of 2% preferred securities	—	—	11.0
Effect of 4.5% Notes	—	—	20.8

Diluted weighted-average shares outstanding	150.7	126.8	150.5

Earnings (loss) per share, diluted	$(4.32)	$(42.59)	$2.65

(In millions, except per share)
	Year Ended December 31,
UAL	2009	2008	2007
Potentially dilutive shares excluded from diluted per share amounts:
Stock options	6.4	4.4	4.0
Restricted shares (b)	0.8	1.4	0.9
2% preferred securities	—	3.1	—
4.5% Senior Limited-Subordination Convertible Notes due 2021	22.2	22.2	—
5% Senior Convertible Notes due 2021	3.4	3.4	3.2
6% Senior Convertible Notes due 2029	39.7	—	—

	72.5	34.5	8.1

(a)	As discussed in Note 1(p), “Summary of Significant Accounting Policies—New Accounting Pronouncements,” nonvested restricted shares are considered participating securities securities under the ASC 260 Update.
(b)	These shares will also impact the computation of basic earnings per share in periods with income, because the shares are considered participating securities under the ASC 260 Update.

(6) Share-Based Compensation Plans

Compensation expense associated with the UAL share-based compensation plans has been pushed down to United.

The following table summarizes the number of awards authorized, issued and available for future grants under the Company’s share-based compensation plans for management employees and directors as of December 31, 2009:

	Employees	Directors	Total
Authorized	8,339,284	175,000	8,514,284
Granted	(6,017,100)	(131,327)	(6,148,427)
Canceled awards available for reissuance	1,004,221	—	1,004,221

Available for future grants	3,326,405	43,673	3,370,078

The following table provides information related to our share-based compensation plans.

(In millions)	Year Ended December 31,
	2009	2008	2007
Compensation cost:
Restricted stock units	$10	$—	$—
Restricted stock	6	18	25
Stock options	5	13	24

Total compensation cost	$21	$31	$49

The unrecognized compensation cost related to unvested awards at December 31, 2009 was $22 million. The unrecognized cost of the Company’s RSUs is expected to be recognized over a weighted-average period of 2.2 years and the unrecognized cost of its stock options and restricted stock are expected to be recognized over a weighted-average period of 1.6 and 1.0 years, respectively.

2008 Incentive Compensation Plan (“ICP”). In 2008, UAL’s Board of Directors and stockholders approved the ICP. The ICP is an incentive compensation plan that allows the Company to use different forms of compensation awards to attract, retain and reward eligible participants. This approval by stockholders also allows for the issuance of up to 8,000,000 additional shares pursuant to awards granted under the ICP. The ICP replaced the UAL Corporation 2006 Management Equity Incentive Plan (“MEIP”), which was automatically terminated with respect to future grants and otherwise replaced and superseded by the ICP. Any awards granted under the MEIP remain in effect pursuant to their terms.

Any officer or employee of UAL or its affiliates is eligible to participate in the ICP. The ICP allows for the grant of options intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Code, non-qualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted share awards, RSUs, performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards. Any shares of our common stock issued under the ICP will consist, in whole or in part, of authorized and unissued shares or of treasury shares.

The ICP provides that, unless otherwise provided in an award agreement, in the event of a change of control of the Company (as defined in the ICP):

•	any options and SARs outstanding as of the date the change of control is determined to have occurred become fully exercisable and vested, as of immediately prior to the change of control;

•

all performance units, cash incentive awards and other awards designated as performance compensation awards will be paid out at the “target” performance level on a prorated basis based on the number of days elapsed from the beginning of the performance period up to and including the change of control; and

•	all other outstanding awards are automatically deemed exercisable or vested and all restrictions and forfeiture provisions related thereto lapse as of immediately prior to such change of control.

The table below summarizes stock option activity pursuant to the ICP and the MEIP:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	4,353,672	$32.80
Granted	2,535,300	4.93
Exercised (a)	(15,250)	3.43
Canceled	(259,334)	15.96
Expired	(208,524)	35.91

Outstanding at end of year	6,405,864	22.42	7.38

Vested and expected to vest at end of period	5,868,942	23.28	7.27	$18
Exercisable at end of period (b)	2,826,381	34.38	5.97	—

(a)	The aggregate intrinsic value of shares exercised in 2009, 2008 and 2007 was less than $1 million, less than $1 million and $11 million, respectively.
(b)	Options represent the number of vested options at December 31, 2009. Aggregate intrinsic value is based only on vested options that have an exercise price less than the UAL stock price at December 31, 2009.

The following table provides additional information for options granted in each period:

	Year Ended December 31,
Weighted-average fair value assumptions:	2009	2008	2007
Risk-free interest rate	1.9 – 3.1%	1.9 – 3.6%	3.4 – 5.0%
Dividend yield	0%	0%	0%
Expected market price volatility of UAL common stock	92.5%	55%	55%
Expected life of options (years)	6.0	5.0 – 6.3	5.8 – 6.2
Weighted-average fair value	$3.72	$7.86	$25.13

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

The expected life of the options was determined based upon a simplified assumption that the option will be exercised evenly from vesting to expiration. Options have a contractual term of ten years. Stock options granted in 2009 typically vest over a three year period and options granted prior to 2009, typically vest over a four year period. The terms of the 2009 awards do not provide for the acceleration of vesting upon retirement. Under the MEIP, awards to employees that are retirement eligible either at the grant date or within the vesting period are considered vested at the respective retirement eligibility date.

The fair value of the restricted stock awards was primarily based upon the share price on the date of grant. Restricted stock vesting is similar to the stock option vesting described above. Approximately 2.2 million of the 2.5 million non-vested RSUs and restricted stock awards at December 31, 2009 are expected to vest. The RSUs may be settled in cash or stock at the discretion of the Human Resources Subcommittee of the UAL Board of Directors. UAL’s intent is to settle the RSUs in cash; therefore, the obligations related to these RSUs has been recognized in these Financial Statements.

The table below summarizes UAL’s RSU and restricted stock activity for the twelve months ended December 31, 2009:

	Restricted Stock Units	Weighted- Average Grant Price	Restricted Stock	Weighted- Average Grant Price
Non-vested at beginning of year	—	$—	1,430,675	$35.32
Granted	1,831,500	4.90	67,200	6.99
Vested	—	—	(624,544)	33.94
Canceled	(112,100)	4.86	(62,761)	36.05

Non-vested at end of year	1,719,400	4.90	810,570	27.82

The fair value of restricted shares vested in 2009, 2008 and 2007 was $21 million, $30 million and $28 million, respectively. The weighted-average grant date price of restricted shares granted in 2008 and 2007 was $15.76 and $43.61, respectively.

(7) Income Taxes

In 2009, UAL and United recorded a tax benefit of $17 million and $16 million, respectively, primarily due to the impairment of indefinite lived intangibles partially offset by the income tax effects of items recorded in other comprehensive income. In 2008, UAL and United recorded tax benefits of $25 million and $22 million, respectively, primarily due to the impairment and sale of select indefinite-lived intangibles and the impact of an increase in state tax rates. This tax benefit is small relative to the Company’s losses; consequently, the Company’s effective tax rate is insignificant, when compared to the 35% U.S. federal statutory rate. In 2007, the Company’s regular taxable income was completely absorbed by utilization of its net operating loss (“NOL”) carry forward; however, the Company did incur an alternative minimum tax (“AMT”) liability of $6 million.

The significant components of the income tax expense (benefit) are as follows:

(In millions)	Year Ended December 31,
UAL	2009	2008	2007
Current tax expense (benefit)	$(1)	$1	$6
Deferred tax expense (benefit)	(16)	(26)	291

	$(17)	$(25)	$297

United
Current tax expense	$—	$4	$6
Deferred tax expense (benefit)	(16)	(26)	290

	$(16)	$(22)	$296

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

(In millions)	Year Ended December 31,
UAL	2009	2008	2007
Income tax provision at statutory rate	$(234)	$(1,896)	$229
State income taxes, net of federal income tax benefit	5	(68)	12
Goodwill	—	798	—
Nondeductible employee meals	6	7	10
Nondeductible interest expense	12	10	21
Medicare Part D Subsidy	(7)	(12)	(2)
Valuation allowance	190	1,117	15
Share-based compensation	7	—	2
Rate change beginning deferreds	—	14	—
Other, net	4	5	10

	$(17)	$(25)	$297

(In millions)	Year Ended December 31,
United	2009	2008	2007
Income tax provision at statutory rate	$(225)	$(1,882)	$229
State income taxes, net of federal income tax benefit	6	(67)	12
Goodwill	—	798	—
Nondeductible employee meals	6	7	10
Nondeductible interest expense	12	10	21
Medicare Part D Subsidy	(7)	(12)	(2)
Valuation allowance	182	1,101	15
Share-based compensation	7	—	2
Rate change beginning deferreds	—	14	—
Other, net	3	9	9

	$(16)	$(22)	$296

Temporary differences and carry forwards that give rise to a significant portion of deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	UAL		United
	December 31,		December 31,
(In millions)	2009	2008	2009	2008
Deferred income tax asset (liability):
Employee benefits, including postretirement and medical	$1,328	$1,345	$1,358	$1,374
Federal and state net operating loss carry forwards	2,707	2,622	2,697	2,622
Mileage Plus deferred revenue	1,644	1,541	1,647	1,545
AMT credit carry forwards	287	298	287	298
Fuel hedge unrealized losses	—	294	—	294
Restructuring charges	104	139	99	134
Other asset	291	337	284	329
Less: Valuation allowance	(3,060)	(2,886)	(2,977)	(2,812)

Total deferred tax assets	$3,301	$3,690	$3,395	$3,784

Depreciation, capitalized interest and other	$(2,686)	$(2,961)	$(2,682)	$(2,958)
Intangibles	(787)	(864)	(834)	(910)
Fuel hedge unrealized gains	(14)	—	(14)	-
Other liability	(303)	(401)	(277)	(375)

Total deferred tax liabilities	$(3,790)	$(4,226)	$(3,807)	$(4,243)

Net deferred tax liability	$(489)	$(536)	$(412)	$(459)

The federal and state NOL carry forwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. This tax benefit is mostly attributable to federal pre-tax NOL carry forwards of $7.3 billion. If not utilized, the federal tax benefits will expire as follows: $1.0 billion in 2022, $0.4 billion in 2023, $0.5 billion in 2024, $0.4 billion in 2025, and a total of $0.2 billion between 2026 and 2029. In addition, the majority of the state tax benefit of $157 million, if not utilized, expires over a five to twenty year period.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. The Company’s management assesses the realizability of its deferred tax assets, and records a valuation allowance for the deferred tax assets when it is more likely than not that a portion, or all of the deferred tax assets, will not be realized. As a result, the Company has a valuation allowance against its deferred tax assets as of December 31, 2009 and 2008, to reflect management’s assessment regarding the realizability of those assets. The Company expects to continue to maintain a valuation allowance on deferred tax assets until there is sufficient positive evidence of future realization. The current valuation allowance of $3,060 million and $2,977 million for UAL and United, respectively, if reversed in future years will reduce income tax expense. The current valuation allowance reflects an increase from December 31, 2008 of $174 million and $165 million for UAL and United, respectively.

In addition to the deferred tax assets listed above, the Company has an $803 million unrecorded tax benefit at December 31, 2009 attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for UAL common stock issued to certain unsecured creditors and employees pursuant to the Company’s bankruptcy reorganization. The Company is accounting for this unrecorded tax benefit by analogy to ASC Topic 718 which requires recognition of the tax benefit to be deferred until it is realized as a reduction of taxes payable. If not utilized, unrecognized tax benefits of $159 million will expire in 2025, $484 million in 2026 and $160 million over a period from 2027 through 2050.

Our liability for uncertain tax positions was $16 million, $20 million and $35 million at December 31, 2009, 2008 and 2007, respectively. Included in the ending balance are unrecognized tax benefits of $16 million that would affect our effective tax rate if recognized. During 2009, there were no uncertain tax positions that were effectively settled. Excluding these items and amounts related to tax positions for which the ultimate deductibility is highly certain, there were no other significant changes in the components of the liability during the year ended December 31, 2009. Any change in the amount of unrecognized tax benefits within the next twelve months is not expected to significantly impact the Company’s results of operations or financial position.

There are no amounts included in the balance at December 31, 2009 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company records penalties and interest relating to uncertain tax positions in “Other operating expenses” and “Interest expense,” respectively, within its Financial Statements. There are no significant accrued interest or penalties or interest or penalty expense recorded in the Financial Statements.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions:

(In millions)	2009	2008	2007
Balance at January 1,	$20	$35	$48
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	1	1	1
Decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	(5)	(11)	(14)
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	—	(5)	—

Balance at December 31,	$16	$20	$35

Our income tax returns for tax years after 2002 remain subject to examination by the Internal Revenue Service and state taxing jurisdictions.

United and its domestic consolidated subsidiaries file a consolidated federal income tax return with UAL. Under an intercompany tax allocation policy, United and its subsidiaries compute, record and pay UAL for their own tax liability as if they were separate companies filing separate returns. In determining their own tax liabilities, United and each of its subsidiaries take into account all tax credits or benefits generated and utilized as separate companies and they are compensated for the aforementioned tax benefits only if they would be able to use those benefits on a separate company basis.

(8) Retirement and Postretirement Plans

The Company maintains various retirement plans, both defined benefit, which primarily cover certain international employees, and defined contribution, which cover substantially all U.S. employees. The Company also provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees reflected as “Other Benefits” in the tables below. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the Financial Statements for the defined benefit and other postretirement plans (“Other Benefits”):

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
(In millions)	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of year	$221	$236	$1,958	$1,987
Service cost	6	6	28	32
Interest cost	9	8	114	122
Plan participants’ contributions	1	1	70	69
Actuarial (gain) loss	3	(9)	109	(46)
Curtailments	(1)	—	(9)	(1)
Foreign currency exchange rate changes	8	(8)	—	—
Federal subsidy	—	—	11	12
Gross benefits paid	(19)	(13)	(212)	(217)

Benefit obligation at end of year	$228	$221	$2,069	$1,958

Change in Plan Assets
Fair value of plan assets at beginning of year	$124	$167	$57	$56
Actual return on plan assets	26	(39)	2	3
Employer contributions	18	22	141	146
Plan participants’ contributions	1	1	70	69
Foreign currency exchange rate changes	7	(14)	—	—
Expected transfer out	(1)	—	—	—
Benefits paid	(19)	(13)	(212)	(217)

Fair value of plan assets at end of year	$156	$124	$58	$57

Funded status—Net amount recognized	$(72)	$(97)	$(2,011)	$(1,901)

	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008
Amounts recognized in the Financial Statements consist of:
Noncurrent asset	$24	$19	$—	$—
Current liability	(3)	(4)	(83)	(89)
Noncurrent liability	(93)	(112)	(1,928)	(1,812)

Net amount recognized	$(72)	$(97)	$(2,011)	$(1,901)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain (loss)	$(1)	$—	$155	$286
Prior service credit	18	—	—	—

Net amount recognized	$17	$—	$155	$286

The accumulated benefit obligation for all defined benefit pension plans was $228 million and $221 million at December 31, 2009 and 2008, respectively.

The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets:

(In millions)	December 31,
	2009	2008
Projected benefit obligation	$211	$211
Accumulated benefit obligation	176	175
Fair value of plan assets	104	94

(In millions)	Year Ended December 31,
	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
Net Periodic Benefit Cost
Service cost	$6	$6	$8	$28	$32	$39
Interest cost	8	8	9	114	122	121
Expected return on plan assets	(7)	(10)	(9)	(4)	(4)	(3)
Curtailment gain	(1)	—	—	(9)	(1)	—
Recognized actuarial (gain) loss	2	(2)	(1)	(20)	(17)	(11)

Net periodic benefit cost	$8	$2	$7	$109	$132	$146

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial (gain) loss and prior service (credit)	$(15)	$37	$(32)	$111	$(49)	$(145)
Amortization of actuarial gain (loss)	(2)	(2)	1	20	17	11

Total recognized in other comprehensive income	$(17)	$35	$(31)	$131	$(32)	$(134)

Total recognized in net periodic benefit cost and other comprehensive income	$(9)	$37	$(24)	$240	$100	$12

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 for actuarial gains (losses) are less than $(1) million for pension plans and $11 million for other postretirement plans.

The assumptions below are based on country-specific bond yields and other economic data. The weighted-average assumptions used for the benefit plans were as follows:

	Pension Benefits		Other Benefits
	At December 31,		At December 31,
Weighted-average assumptions used to determine benefit obligations	2009	2008	2009	2008
Discount rate	3.87%	3.59%	5.69%	5.97%
Rate of compensation increase	3.27%	2.94%	—	—

Weighted-average assumptions used to determine net expense	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008
Discount rate	3.72%	4.16%	5.97%	6.27%
Expected return on plan assets	5.01%	6.31%	6.50%	6.50%
Rate of compensation increase	3.02%	3.22%	—	—

The expected return on plan assets is based on an evaluation of the historical behavior of the broad financial markets and the Company’s investment portfolio.

	2009	2008
Health care cost trend rate assumed for next year	8.50%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2015)	5.00%	5.00%

Assumed health care cost trend rates have a significant effect on the amounts reported for the Other Benefits plan. A 1% change in the assumed health care trend rate for the Successor Company would have the following additional effects:

(In millions)	1% Increase	1% Decrease
Effect on total service and interest cost for the year ended December 31, 2009	$22	$(16)
Effect on postretirement benefit obligation at December 31, 2009	$241	$(199)

The Company believes that the long-term asset allocations on average will approximate the targeted allocations and regularly reviews the actual asset allocations to periodically rebalance the investments to the targeted allocations when appropriate. Target asset allocations are established with the objective of achieving the plans’ expected return on assets without undue investment risk. The target allocation for the defined benefit pension plan assets is 60% in equity securities and 40% in fixed income securities, while 100% of other postretirement plan assets are invested in a deposit administration fund, described below.

The fair values of the Company’s pension plan and other benefit plan assets at December 31, 2009, by asset category, are as follows:

(In millions)	December 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension Plan Assets:
Fixed income funds	$25	$—	$25	$—
Equity funds	81	—	81	—
Annuity insurance contract	41	—	—	41
Other investments	9	—	9	—

Total	$156	$—	$115	$41

Other Benefit Plan Assets:
Deposit administration fund	$58	$—	$—	$58

Level 3 Financial Assets and Liabilities—All (In millions)
Balance at January 1, 2009	$103
Purchases	10
Sales	(16)
Return on plan assets	2

Balance at December 31, 2009	$99

Fixed income and equity funds. The fair market value reflects the combined market value of the underlying stock and/or market value of the underlying debt securities. The market value of the common stock portion, if any, of the fund is based on the primary-exchange closing prices of the stocks of the fund.

Insurance contract and deposit administration fund. Both of these investments are stable investment vehicles structured to provide investment income. Generally, the deposit administration fund assets are not subject to market volatilities as the fund earns a stated return, determined at the beginning of each year. Similarly, the insurance contract is not subject to market volatility. Due to the conservative nature of the underlying assets, the cost of these investments approximates their fair value.

Expected 2010 employer contributions are $12 million for the pension plans and $153 million for the other postretirement benefit plans. The following benefit payments are expected to be made by the Company in future years for the Company’s retirement plans:

(In millions)	Pension	Other Benefits	Other Benefits— subsidy receipts
2010	$10	$155	$13
2011	11	157	15
2012	11	156	17
2013	12	156	19
2014	12	160	21
Years 2015 – 2019	58	864	131

Defined Contribution Plans

Depending upon the employee group, contributions consist of matching contributions and/or non-elective employer contributions. The Company’s contribution percentages vary from 1 to 16% of eligible earnings depending on the terms of each plan.

Effective March 1, 2006, an International Association of Machinists (“IAM”) replacement plan was implemented. The IAM replacement plan is a multi-employer plan whereby the assets contributed by the Company (based on hours worked) may be used to provide benefits to employees of other participating companies, since assets contributed by all participating companies are not segregated or restricted to provide benefits specifically to employees of one participating company. In accordance with the applicable accounting for multi-employer plans, the Company would only recognize a withdrawal obligation if it becomes probable it would withdraw from the plan. The Company recognized $244 million, $248 million and $232 million of expense for the years ended December 31, 2009, 2008 and 2007, respectively, for all of the Company’s defined contribution employee retirement plans, of which $34 million, $34 million and $28 million, respectively, related to the IAM multi-employer plan.

(9) Segment Information

Segments. The Company manages its business by two reporting segments: Mainline and Regional Affiliates (United Express operations). The Company manages its business as an integrated network with assets deployed across various regions. See Note 1(i), “Summary of Significant Accounting Policies—Regional Affiliates,” for additional information related to Regional Affiliates expenses.

The accounting policies for each of these reporting segments are the same as those described in Note 1, “Summary of Significant Accounting Policies,” except that segment financial information has been prepared using a management approach which is consistent with how the Company internally disperses financial information for the purpose of making internal operating decisions. The Company evaluates segment financial performance based on earnings before income taxes, special items and gain on sale of investments. As discussed in the notes to the tables below, the Company does not allocate corporate overhead to its Regional Affiliates segment; although certain selling and operational costs are allocated to Regional Affiliates.

The following table presents UAL segment information for the years ended December 31, 2009, 2008 and 2007:

(In millions)	Year Ended December 31,
UAL	2009	2008	2007
Revenue:
Mainline	$13,271	$17,096	$17,035
Regional Affiliates	3,064	3,098	3,063
Special revenue items	—	—	45

Total	$16,335	$20,194	$20,143

Depreciation and amortization:
Mainline	$902	$932	$925
Regional Affiliates (a)	8	6	9

Segment earnings (loss) and reconciliation to Financial Statements:
Mainline	$(419)	$(2,655)	$405
Regional Affiliates	125	(150)	122
Special revenue items (Note 18)	—	—	45
Goodwill impairment	—	(2,277)	—
Other impairments and special items (Note 18)	(374)	(339)	44
Gain on sale of investment (Note 19)	—	—	41
Less: Equity earnings in affiliates (b)	(4)	(6)	(5)

Consolidated earnings (loss) before income taxes and equity earnings in affiliates)	$(672)	$(5,427)	$652

(a)	Regional Affiliates depreciation expense relates to aircraft used in Regional Affiliates operations. This depreciation is included in Regional Affiliates expense in the Company’s Financial Statements.
(b)	Equity earnings are part of the Mainline segment.

The following table presents United segment information for the years ended December 31, 2009, 2008 and 2007:

(In millions)	Year Ended December 31,
United	2009	2008	2007
Revenue:
Mainline	$13,295	$17,139	$17,023
Regional Affiliates	3,064	3,098	3,063
Special revenue items	—	—	45

Total	$16,359	$20,237	$20,131

Depreciation and amortization:
Mainline	$902	$932	$925
Regional Affiliates	8	6	9

Segment earnings (loss) and reconciliation to Financial Statements:
Mainline	$(395)	$(2,610)	$403
Regional Affiliates	125	(150)	122
Special revenue items (Note 18)	—	—	45
Goodwill impairment	—	(2,277)	—
Other impairments and special items (Note 18)	(374)	(339)	44
Gain on sale of investment (Note 19)	—	—	41
Less: Equity earnings in affiliates	(4)	(6)	(5)

Consolidated earnings (loss) before income taxes and equity earnings in affiliates)	$(648)	$(5,382)	$650

The Company does not allocate interest income or interest expense to the Regional Affiliates segment in reports used to evaluate segment performance. Therefore, all amounts classified as interest income and interest expense in the Financial Statements relate to the Mainline segment.

At December 31, 2009 and 2008, UAL’s and United’s net carrying values of Mainline and Regional Affiliates segment assets were as follows:

(In millions)	UAL		United
	2009	2008	2009	2008
Mainline segment	$18,400	$19,419	$18,441	$19,589
Regional Affiliates segment	284	46	284	46

Total assets	$18,684	$19,465	$18,725	$19,635

Regional Affiliates assets include only those assets directly associated with its operations. The Company does not allocate corporate assets to the Regional Affiliates segment. The Company’s capital expenditures are reported in the Company’s Financial Statements and are related to its Mainline operations.

UAL and United’s operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the years ended December 31, 2009, 2008 and 2007 is presented in the table below.

(In millions)	Year Ended December 31,
UAL	2009	2008	2007
Domestic (U.S. and Canada)	$10,775	$12,819	$14,006
Pacific	2,628	3,712	3,262
Atlantic	2,538	3,055	2,365
Latin America	394	608	510

Total UAL	$16,335	$20,194	$20,143
Add (Less): UAL other domestic	24	43	(12)

Total United	$16,359	$20,237	$20,131

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

(10) Accumulated Other Comprehensive Income

The table below presents the components of the Company’s accumulated other comprehensive income, net of tax. See Note 8, “Retirement and Postretirement Plans” and Note 12, “Fair Value Measurements and Financial Instruments,” for further information on these items.

(In millions)	As of December 31,
	2009	2008	2007
Pension and other postretirement gains, net of tax	$57	$130	$141
Financial instrument losses, net of tax	(22)	(37)	—

Accumulated other comprehensive income, net of tax	$35	$93	$141

During the 2006 adoption of a new accounting policy related to the impact of the Medicare Part D subsidy on postretirement plans, the Company recorded deferred taxes on the portion of other comprehensive income. In 2007, the Company recomputed deferred taxes on the portion of the initial other comprehensive balance at the adoption date excluding the amount of comprehensive income attributable to the Medicare Part D subsidiary. This adjustment of $40 million is excluded from 2007 comprehensive income and is reported separately in the Company’s Financial Statements.

(11) Debt Obligations and Card Processing Agreements

	At December 31,
(In millions)	2009	2008
Secured notes, 0.43% to 11.6%, due 2010 to 2019	$1,767	$2,391
Enhanced Equipment Trust Certificates, 2.7% to 12%, due 2011 to 2022 (a)	2,193	1,940
Amended Credit Facility, 2.3%, due 2014	1,255	1,273
4.5% Senior Limited Subordination Convertible Notes due 2021 (b)	726	726
6% Senior Notes due 2031 (b)	580	546
12.75% Senior Secured Notes due 2012	175	—
5% Senior Convertible Notes due 2021 (b)	150	150
Other unsecured debt	78	—

Total debt	6,924	7,026
Less: unamortized debt discount (c)	(347)	(385)
Less: current portion of long-term debt—United (d)	(544)	(780)

Long-term debt, net—United (e)	6,033	$5,861
UAL 6% Senior Convertible Notes due 2029 (e)	345	—
Other UAL debt	—	1

Long-term debt, net—UAL	$6,378	$5,862

(a)	EETCs consist of current year series 2009-1 and 2009-2 issuances as well as any outstanding issuances from series 2007, 2001 and 2000.
(b)	Instruments were issued by UAL and pushed down to United as discussed below.
(c)	Includes discount related to the Company’s adoption of ASC 470 Update. See Note 1(p), “Summary of Significant Accounting Policies—New Accounting Pronouncements,” for additional information.
(d)	UAL’s current portion of long-term debt was $1 million and $2 million higher than United’s current debt as of December 31, 2009 and 2008, respectively, due to debt at a direct subsidiary of UAL.
(e)	In 2009, UAL issued $345 million of 6% Senior Convertible Notes. This debt is only an obligation of UAL, not United.

The Company has a $255 million revolving loan commitment available under Tranche A of its credit facility. As of both December 31, 2009 and 2008, the Company used $254 million of the Tranche A commitment capacity for letters of credit. In addition, under a separate agreement, the Company had $20 million of letters of credit issued as of December 31, 2009.

The table below presents UAL’s contractual principal payments at December 31, 2009 under then-outstanding long-term debt agreements in each of the next five calendar years. Actual amounts are adjusted for remaining Series 2009-1 and 2009-2 EETCs issued in January 2010 and the Company’s Senior Secured Notes and Senior Second Lien Notes offering, as discussed below in 2010 Financings and in Note 21, “Subsequent Events,” are also presented. In accordance with applicable accounting standards the Company’s December 31, 2009 financial statement classification of its current and long-term portions of debt obligations reflect the reclassification of $449 million of current obligations to long-term obligations for the EETCs that were repaid in January 2010.

(In millions)
Year	Contractual Maturities at December 31, 2009	Net effect of January 2010 EETC transactions	Effect of January 2010 Secured Notes	Pro-forma Contractual Maturities
2010	$994	$(449)	$—	$545
2011	915	(288)	—	627
2012	637	58	—	695
2013	315	192	700	1,207
2014	1,547	177	—	1,724
After 2014	2,862	558	—	3,420

	$7,270	$248	$700	$8,218

As of December 31, 2009, assets with a net carrying value of $8.0 billion, principally aircraft and related spare parts, route authorities and Mileage Plus intangible assets were pledged under various loan and other agreements. After giving effect to the January 2010 debt transactions, assets with a carrying value of $8.9 billion were pledged under various loan and other agreements.

2010 Financings

See Note 21, “Subsequent Events,” for additional information related to 2010 financing activities. In January 2010, the Company completed the planned issuance of its remaining equipment notes relating to the Series 2009-1 and 2009-2 EETCs and used the proceeds to redeem all its existing equipment notes issued in connection with the Series 2000-2 and 2001-1 EETCs, as discussed under 2009 Financings, below. As of December 31, 2009, most of the proceeds from the issuance of the certificates were held in escrow pending completion of the refinancing activity that occurred in January 2010.

In January 2010, the Company issued $500 million aggregate principal amount of 9.875% Senior Secured Notes due 2013 (the “Senior Secured Notes”) and $200 million aggregate principal amount of 12.0% Senior Second Lien Notes due 2013 (the “Senior Second Lien Notes”), guaranteed on a senior unsecured basis by UAL and UAL’s subsidiaries that are guarantors or direct obligors under its Amended Credit Facility. The Senior Secured Notes and Senior Second Lien Notes are secured by United’s route authority to operate between the United States and Japan and beyond Japan to points in other countries, certain airport takeoff and landing slots and airport gate leaseholds utilized in connection with these routes. The notes contain a covenant, among others, that requires the Company to maintain a minimum ratio of collateral value to debt obligations, which if not met may result in the acceleration of payments under the Senior Secured Notes and Senior Second Lien Notes. The Company may meet this obligation by providing certain non-cash collateral and/or by redeeming, repaying, prepaying, repurchasing or otherwise retiring its indebtedness, including by redeeming the Senior Secured Notes and Senior Second Lien Notes pursuant to any available optional redemption provisions of the indentures governing the Senior Secured Notes and Senior Second Lien Notes. The interest on both the Senior Secured Notes and Senior Second Lien Notes is payable semi-annually. The Company will contribute additional assets, primarily aircraft and engines, flight simulators and certain domestic slots, to the Amended Credit Facility to allow the release of the collateral under the Senior Secured Notes and the Senior Second Lien Notes from the Amended Credit Facility at a later date.

2009 Financings

In November 2009, United created two pass-through trusts which issued approximately $810 million aggregate face amount of Series 2009-2A and 2009-2B EETCs. The EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The proceeds of the issuance of the EETCs were used to purchase equipment notes issued by United, of which $114 million were issued during 2009 with the remainder issued in January 2010. The payment obligations of United under the equipment notes are fully and unconditionally guaranteed by UAL. The equipment notes have a stated interest rate of 9.75% for the Series A equipment notes and 12.0% for the Series B equipment notes, payable semi-annually. The net proceeds from the issuance of these equipment notes were used to repay, at par, the entire $493 million aggregate face amount of the equipment notes related to its outstanding Series 2000-2 EETCs, as well as for general corporate purposes. The equipment notes issued in connection with the Series 2009-2 EETCs are secured by a total of 37 aircraft, four of which were previously unencumbered.

In October 2009, United created a pass-through trust which issued approximately $659 million aggregate face amount of Series 2009-1 EETCs. The EETCs represent fractional undivided interests in the pass-through trust and are not obligations of United. The proceeds of the issuance of the EETCs were used to purchase equipment notes issued by United, of which $47 million were issued during 2009 with the remainder issued in January 2010. The payment obligations of United under the equipment notes are fully and unconditionally guaranteed by UAL. The equipment notes have a stated interest rate of 10.4%, payable semi-annually. The net proceeds from the issuance of these equipment notes were used to repay, at par, the entire $568 million aggregate face amount of the equipment notes related to its outstanding Series 2001-1 EETCs, as well as for general corporate purposes. The transaction refinanced 29 aircraft covered under an existing EETC facility and financed two previously unencumbered aircraft.

In October 2009, UAL issued $345 million aggregate principal amount of 6% Senior Convertible Notes due 2029 (the “6% Senior Convertible Notes”), generating approximately $336 million of net proceeds. The 6% Senior Convertible Notes are unsecured and may be converted by holders into shares of UAL’s common stock at an initial conversion rate of 115.1013 shares of UAL common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.69 per share. Interest is payable semi-annually. UAL may redeem for cash all or part of the 6% Senior Convertible Notes on or after October 15, 2014, and the 6% Senior Convertible Notes are subject to mandatory redemption in certain circumstances. In addition, holders of the 6% Senior Convertible Notes have the right to require UAL to purchase all or a portion of their Notes on each of October 15, 2014, October 15, 2019 and October 15, 2024, payable by UAL in cash, shares of UAL common stock or a combination thereof, at its option.

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

In July 2009, United issued $175 million aggregate principal amount of 12.75% Senior Secured Notes due 2012 (the “12.75% Notes”). The 12.75% Notes were issued at a discount of approximately $17 million from their principal amount at maturity. Interest on the principal of the 12.75% Notes is payable quarterly. The 12.75% Notes are secured by a lien on certain aircraft spare parts owned by United and are guaranteed by UAL. United is required to maintain certain collateral ratios, including a ratio of the outstanding principal to each of the following: total collateral, Section 1110 collateral and rotables/repairables collateral. If any of these ratios fall below the required minimum, United would be required to provide additional collateral or redeem some or all of the 12.75% Notes to comply with the minimum collateral ratio. In addition, the 12.75% Notes have a mandatory pro-rata redemption requirement if certain of United’s in-service fleet falls below certain specified amounts. The Company has the right to redeem the 12.75% Notes at any time at par, plus accrued interest, plus a potential make-whole amount. In addition, holders of the 12.75% Notes may require immediate repayment of the 12.75% Notes at par, plus accrued interest, in the event of default.

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

Variable Interest Entities

The Company evaluated whether the trusts formed for its EETC financings are variable interest entities (“VIEs”) required to be consolidated by the Company under ASC Topic 810, Consolidations, and determined that the trusts are VIEs. The Company evaluated whether there is an implicit or explicit arrangement that absorbs variability from the trusts. Based on the Company’s analysis as described below, the Company determined that it does not absorb variability of the trusts and that it does not have a variable interest in the trusts.

The Company evaluated the design of the trusts, including (1) the nature of the risk in the trusts and (2) the purpose for which the trusts were created and the variability that the trusts are designed to create and pass along to their variable interest holders. The primary risk of the trusts is credit risk (i.e. the risk that United, the issuer of the equipment notes, may be unable to make its principal and interest payments). The purpose of the trusts is to enhance the credit worthiness of United’s debt obligation through certain bankruptcy protection provisions, a liquidity facility (in certain of the EETC structures) and improved loan-to-value ratios for more senior debt classes. These credit enhancements lower United’s total borrowing cost. The other purpose of the trust is to receive principal and interest payments on the equipment notes purchased by the trusts from United and remit these proceeds to the trusts’ certificate holders.

United did not invest in or obtain a financial interest in the trusts. Rather United has an obligation to make its interest and principal payments on its equipment notes held by the trusts. By design, United was not intended to have any voting or non-voting equity interest in the trusts or to absorb variability from the trusts. Based on this analysis, the Company determined that it is not required to consolidate the trusts under ASC Topic 810, Consolidations.

2008 Financings

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

See Note 13, “Commitments, Contingent Liabilities and Uncertainties,” for a discussion of the Company’s municipal bond guarantees.

Other Debt

Push Down of UAL Securities. The following instruments issued by UAL have been pushed down to United and are reflected as debt of United.

4.5% Senior Limited-Subordination Convertible Notes due 2021 (the “4.5% Notes”). The 4.5% Notes are unsecured, mature on June 30, 2021 and do not require any payment of principal prior to maturity. Interest is payable semi-annually, in arrears. The 4.5% Notes may be converted, at the noteholders’ option, into shares of UAL common stock. The conversion price, which was initially $34.84 per share, is subject to adjustment for certain dilutive items and events. Effective January 10, 2008, the conversion price was adjusted to $32.64 per share due to UAL’s January 23, 2008 special distribution to holders of UAL common stock. The 4.5% Notes are junior, in right of payment upon liquidation, to the Company’s obligations under the 5% Notes (as defined below) and 6% Senior Notes (as defined below) discussed below. The 4.5% Notes are callable, at UAL’s option, at any time at par, plus accrued and unpaid interest, and can be redeemed with cash, shares of UAL common stock or a combination thereof, beginning in 2011, except that UAL may elect to pay the redemption price in shares of UAL common stock only if the common stock has traded at no less than 125% of the conversion price for the 60 consecutive trading days immediately prior to the redemption date. In addition, on each of June 30, 2011 and June 30, 2016, noteholders have the option to require UAL to repurchase the 4.5% Notes. UAL may elect to pay the repurchase price in cash, shares of UAL common stock or a combination thereof. The 4.5% Notes are guaranteed by United.

5% Senior Convertible Notes due 2021 (the “5% Notes”). The 5% Notes are unsecured and do not require any payment of principal prior to maturity. Interest is payable semi-annually, in arrears. The 5% Notes may be converted, at the noteholders’ option, into shares of UAL common stock at any time at an initial conversion price of $46.86 per share. Effective January 10, 2008, the conversion price was adjusted to $43.90 per share due to UAL’s January 23, 2008 special distribution to holders of UAL common stock. This conversion price is subject to adjustment for certain dilutive items and events. The 5% Notes are callable, at UAL’s option, at any time at par, plus accrued and unpaid interest, and can be redeemed with cash, shares of UAL common stock or a combination thereof, beginning in 2011. In the case of any such redemption, the Company may only redeem these notes with shares of common stock if UAL common stock has traded at no less than 125% of the conversion price for the 60 consecutive trading days immediately prior to the redemption date. The noteholders have the option to require UAL to repurchase the 5% Notes on February 1, 2011 and February 1, 2016. UAL may elect to pay the repurchase price in cash, shares of UAL common stock or a combination thereof. The 5% Notes are guaranteed by United.

6% Senior Notes due 2031 (the “6% Senior Notes”). The 6% Senior Notes are unsecured and do not require any payment of principal prior to maturity. Interest is payable semi-annually, in arrears. UAL may pay interest in cash, or, on or prior to December 31, 2011, UAL may pay interest by issuing UAL common stock with a market value as of the close of business immediately preceding the relevant interest payment date equal to the amount of interest due or by issuing additional 6% Senior Notes. The 6% Senior Notes are callable, at UAL’s option, at any time at par, plus accrued and unpaid interest, and can be redeemed with cash, shares of UAL common stock or a combination thereof. Upon a change in control or other event as defined in the indenture governing the 6% Senior Notes, UAL has an obligation to redeem the 6% Senior Notes. In the case of such mandatory redemption, UAL may elect to redeem the notes in cash, shares of UAL common stock or a combination thereof. UAL paid interest in-kind of approximately $33 million and $31 million on the 6% Senior Notes during the years ended December 31, 2009 and 2008, respectively. The 6% Senior Notes are guaranteed by United.

Contingent Senior Unsecured Notes. In addition to the debt issued as noted above, UAL is obligated to issue to or for the benefit of the PBGC 8% Contingent Senior Notes (the “8% Notes”) with an aggregate $500 million principal amount in up to eight equal tranches of $62.5 million (with no more than two tranches issued as a result of each issuance trigger event) upon the occurrence of certain financial triggering events. An issuance trigger event occurs when, among other things, the Company’s EBITDAR exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year, beginning with the fiscal year ended December 31, 2009 and ending with the fiscal year ending December 31, 2017. However, if the issuance of a tranche would cause a default under any other securities then existing, UAL may satisfy its obligations with respect to such tranche by issuing UAL common stock having a market value equal to $62.5 million. Each issued tranche will mature 15 years from its respective issuance date, with interest payable in cash in semi-annual installments, and will be callable, at UAL’s option, at any time at par, plus accrued and unpaid interest.

Amended Credit Facility

The Amended Credit Facility is comprised of two separate tranches: (i) a Tranche A consisting of $255 million revolving commitment available for Tranche A loans and standby letters of credit and (ii) a Tranche B consisting of a term loan which had a balance of $1,255 million as of December 31, 2009. The Tranche A loans mature on February 1, 2012 and the Tranche B loans mature on February 1, 2014.

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

Amended Credit Facility Collateral. United’s obligations under the Amended Credit Facility are unconditionally guaranteed by UAL Corporation and certain of its direct and indirect domestic subsidiaries, other than certain immaterial subsidiaries (the “Guarantors”). As of December 31, 2009 and 2008, the Amended Credit Facility was secured by certain of United’s international route authorities, international slots, related gate interests and associated rights. The international routes include the Pacific (Narita, China and Hong Kong) and Atlantic (London Heathrow) routes (the “Primary Routes”) that United had as of February 2, 2007.

In connection with the issuance of the Senior Secured Notes and the Senior Second Lien Notes in January 2010, certain assets currently encumbered under the Amended Credit Facility are expected to be released and substituted by replacement collateral consisting of aircraft, spare engines, primary slots at LaGuardia Airport and Reagan National Airport in Washington D.C. and flight simulators with an appraised value of approximately $830 million. The assets expected to be released consist of route authorities to operate between the United States and Japan, and beyond Japan to points in other countries, certain airport takeoff and landing slots and airport gate leaseholds utilized in connection with these routes, and were used as collateral for the January 2010 offering. See Note 21, “Subsequent Events,” for further information related to this transaction.

Amended Credit Facility Covenants. The Amended Credit Facility contains covenants that in certain circumstances may limit the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business. The Company was in compliance with all of its Amended Credit Facility covenants as of December 31, 2009 and 2008. In May 2008, the Company amended the terms of certain financial covenants of the Amended Credit Facility. The Company paid $109 million to amend the credit facility. These costs are being deferred and amortized over the remaining life of the agreement. The following is a summary of the financial covenants after the May amendment.

The Company must maintain a specified minimum ratio of EBITDAR to the sum of the following fixed charges for all applicable periods: (a) cash interest expense and (b) cash aircraft operating rental expense. EBITDAR represents earnings before interest expense net of interest income, income taxes, depreciation, amortization, aircraft rent and certain other cash and non-cash credits and charges as further defined by the Amended Credit Facility. The other adjustments to EBITDAR include items such as foreign currency transaction losses, increases in our deferred revenue obligation, share-based compensation expense, non-recurring or unusual losses, any non-cash non-recurring charge or non-cash restructuring charge, a limited amount of cash restructuring charges, certain cash transaction costs incurred with financing activities and the cumulative effect of a change in accounting principle.

The Amended Credit Facility also requires compliance with the following financial covenants: (i) a minimum unrestricted cash balance (as defined by the Amended Credit Facility) of $1.0 billion, and (ii) a minimum collateral ratio of 150% at any time, or 200% at any time following the release of the Pacific (Narita, China and Hong Kong) and Atlantic (London Heathrow) routes (together, the “Primary Routes”) having an appraised value in excess of $1 billion on the aggregate, unless the Primary Routes are the only collateral then pledged, in which case a minimum collateral ratio of 150% is required. The minimum collateral ratio is calculated as the market value of collateral to the sum of (a) the aggregate outstanding amount of the loans, plus (b) the undrawn amount of outstanding letters of credit, plus (c) the unreimbursed amount of drawings under such letters of credit and (d) the termination value of certain interest rate protection and hedging agreements with the Amended Credit Facility lenders and their affiliates.

The Company’s requirement to meet the fixed charge coverage ratio is determined as set forth below:

Number of Preceding Months Covered	Period Ending	Required Fixed Charge Coverage Ratio
Nine	December 31, 2009	1.2 to 1.0
Twelve	March 31, 2010	1.3 to 1.0
Twelve	June 30, 2010	1.4 to 1.0
Twelve	September 30, 2010 and each quarter ending thereafter	1.5 to 1.0

Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility unless the Company obtains a waiver of or amendment of such covenants, or otherwise mitigates or cures, any such default. A default could result in a termination of the Amended Credit Facility and a requirement to accelerate repayment of all outstanding facility borrowings. Additionally, the Amended Credit Facility contains a cross default provision with respect to final judgments that exceed $50 million. Although the Company was in compliance with all required financial covenants as of December 31, 2009 continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.

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

During November 2008, United entered into the aforementioned collateral substitution agreement with JPMorgan Chase Bank (“Chase”) that suspended until January 20, 2010 the requirement for United to maintain additional cash reserves with this processor of bank cards if United’s month-end balance of unrestricted cash, cash equivalents and short-term investments falls below $2.5 billion. In exchange for this benefit, United granted the processor a security interest in certain of United’s owned aircraft. In October 2009, the Company notified Chase of its intention to terminate the collateral substitution agreement which unencumbered collateral with a book value of approximately $0.7 billion.

Under the reinstated Chase credit card processing reserve arrangements, in addition to certain other risk protections provided to the processor, the amount of cash collateral reserve will be determined based on the amount of unrestricted cash held by the Company as defined under the Amended Credit Facility. If the Company’s unrestricted cash balance is at or more than $2.5 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if the Company’s unrestricted cash is less than $2.5 billion, its required reserve will increase to a percentage of relevant advance ticket sales as summarized in the following table:

Total Unrestricted Cash Balance (a)	Required % of Relevant Advance Ticket Sales
Less than $2.5 billion	15%
Less than $2.0 billion	25%
Less than $1.0 billion	50%

(a)	Includes unrestricted cash, cash equivalents and short-term investments at month-end, including certain cash amounts already held in reserve, as defined by the agreement.

Based on the Company’s December 31, 2009 unrestricted cash balance, the Company was not required to provide Chase with cash collateral above the current $25 million reserve balance.

United entered into a new agreement with American Express on March 1, 2009 which has an initial five year term. Under the agreement, in addition to certain other risk protections provided to American Express, the Company will be required to provide reserves based primarily on its unrestricted cash balance and net current exposure as of any calendar month-end measurement date, as summarized in the following table:

Total Unrestricted Cash Balance (a)	Required % of Net Current Exposure(b)
Less than $2.4 billion	15%
Less than $2.0 billion	25%
Less than $1.35 billion	50%
Less than $1.2 billion	100%

(a)	Includes unrestricted cash, cash equivalents and short-term investments at month-end, including certain cash amounts already held in reserve, as defined by the agreement.
(b)	Net current exposure equals relevant advance ticket sales less certain exclusions, and as adjusted for specified amounts payable between United and the processor, as further defined by the agreement.

The agreement permits the Company to provide certain replacement collateral in lieu of cash collateral, as long as the Company’s unrestricted cash is above $1.35 billion. Such replacement collateral may be pledged for any amount of the required reserve up to the full amount thereof, with the stated value of such collateral determined according to the agreement. Replacement collateral may be comprised of aircraft, slots and routes, real estate or other collateral as agreed between the parties.

An increase in the future reserve requirements as provided by the terms of either, or both, of the Company’s material card processing agreements could materially reduce the Company’s liquidity.

(12) Fair Value Measurements and Derivative Instruments

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

The table below presents disclosures about the fair value of financial assets and financial liabilities recognized in the Company’s Financial Statements.

		Fair Value Measurements at Reporting Date Using
(In millions)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Financial assets:
Noncurrent EETC available-for-sale securities	$51	$—	$—	$51
Current fuel derivative instruments	138	—	138	—
Fuel derivative instrument receivables (a)	22	—	22	—

Total financial assets	$211	$—	$160	$51

Financial liabilities:
Current fuel derivative instruments	$5	$—	$5
Fuel derivative instrument payables (a)	15	—	15

Total financial liabilities	$20	$—	$20

	December 31, 2008
Financial assets:
Noncurrent EETC available-for-sale securities	$46	$—	$—	$46
Foreign currency receivables	10	—	10	—

Total financial assets	$56	$—	$10	$46

Financial liabilities:
Fuel derivative instrument payables (a)	$(140)	$—	$(140)
Fuel derivative instruments (b)	(727)	—	(727)

Total financial liabilities	$(867)	$—	$(867)

(a)	Fuel derivative instrument receivables and payables represent pending settlements of contract premiums and expired contracts. See below for further discussion of fuel derivative gains and losses.
(b)	As of December 31, 2008, $9 million of the total fuel derivative payable was classified as a noncurrent liability. See below for further discussion of fuel derivative gains and losses.

Level 3 Financial Assets and Liabilities
	Available-for-Sale Securities
(In millions)	2009	2008
Balance at January 1,	$46	$91
Unrealized gains (losses) relating to instruments held at reporting date	15	(37)
Sales, return of principal and other	(10)	(8)

Balance at December 31,	$51	$46

As of December 31, 2009, the Company’s EETC securities have an amortized cost basis of $73 million and unrealized losses of $22 million and represent a portion of the Company’s previously issued and outstanding EETC securities which were repurchased in open market transactions in 2007. As of December 31, 2009, these investments have been in an unrealized loss position for a period of over twelve months. However, United has not recognized an impairment loss in earnings related to these securities because United does not intend or expect to be required to sell the securities and expects to recover its entire amortized cost basis. United expects to collect the full principal balance and all related interest payments. All changes in the fair value of these investments have been classified within Accumulated other comprehensive income in the Financial Statements.

The Company records derivative instruments as a derivative asset or liability (on a gross basis) in its Financial Statements, and accordingly records any related collateral on a gross basis. The table below presents the fair value amounts of derivative assets and liabilities as of December 31, 2009. In 2009, the Company adopted new ASC derivative disclosure requirements prospectively; therefore, the December 31, 2008 amounts are not presented in the following table.

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	December 31, 2009	Balance Sheet Location	December 31, 2009
Derivatives not receiving hedge accounting treatment:
Fuel contracts due within one year	Receivables	$138	Derivative instruments	$5

Total derivatives		$138		$5

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of the Company’s financial instruments not presented in the tables above:

	2009		2008
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
UAL long-tem debt (including current portion)	$6,923	$6,298	$6,644	$4,192
United long-tem debt (including current portion)	6,577	5,745	6,641	4,189
Lease deposits	326	340	326	351

Fair value of the above financial instruments was determined as follows.

Description	Fair Value Methodology

Cash, Cash Equivalents, Restricted Cash, Trade Receivables, Fuel Hedge Collateral Deposits, Accounts Payable and Other Accrued Liabilities	The carrying amounts approximate fair value because of the short-term maturity of these assets and liabilities.

Enhanced Equipment Trust Certificates	The EETCs are not actively traded on an exchange. Fair value is based on the trading prices of United’s EETCs or similar EETC instruments issued by other airlines. The Company uses internal models and observable and unobservable inputs to corroborate third party quotes. Because certain inputs are unobservable, the Company categorized inputs to the EETC fair value valuation as Level 3. Significant inputs to the valuation models include contractual terms, risk-free interest rates and credit spreads.

Fuel Derivative Instruments	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable and unobservable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Description	Fair Value Methodology

Foreign Currency Derivative Instruments	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Long-Term Debt	The fair value is based on the quoted market prices for the same or similar issues, discounted cash flow models using appropriate market rates and a pricing model to value conversion rights in UAL’s convertible debt instruments. The Company’s credit risk was considered in estimating fair value.

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. The Company enters into master netting agreements with its derivative counterparties. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. As of December 31, 2009, the Company had a net derivative asset of $135 million with certain of its fuel derivative counterparties; therefore, this amount represents the potential credit-risk loss if these counterparties fail to perform. The Company had a net derivative payable of $2 million with its remaining fuel counterparties at December 31, 2009.

Based on the fair value of the Company’s fuel derivative instruments, our counterparties may require the Company to post collateral when the price of the underlying commodity decreases and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company was required to post $10 million of cash collateral with certain of its fuel derivative counterparties at December 31, 2009. The Company routinely reviews the credit risk associated with its counterparties and believes its collateral is fully recoverable from its counterparties as of December 31, 2009. The collateral is classified as Fuel hedge collateral deposits in the accompanying Financial Statements.

The Company reviews the credit risk associated with its derivative counterparties and may require collateral from its counterparties in the event the Company has a significant net derivative asset with the counterparties. As of December 31, 2009, the Company’s counterparties had posted cash collateral of $49 million into escrow accounts, which the Company has classified as restricted cash.

The Company considered counterparty credit risk in determining the fair value of its financial instruments. The Company considered credit risk to have a minimal impact on fair value because varying amounts of collateral are either provided by or received from United’s hedging counterparties based on current market exposure and the credit-worthiness of the counterparties.

Derivative Instruments

Instruments classified as economic hedges were not designated as cash flow or fair value hedges under accounting principles related to hedge accounting. All changes in the fair value of these economic hedges are recorded currently in income, with the offset to either current assets or liabilities each reporting period. Economic fuel hedge gains and losses are classified as part of aircraft fuel expense and fuel hedge gains and losses from instruments that are not deemed economic hedges are classified as part of nonoperating income. Foreign currency hedge gains and losses are classified as part of nonoperating income.

Aircraft Fuel Hedges

The Company has a risk management strategy to hedge a portion of its price risk related to projected jet fuel requirements. As of December 31, 2009, the Company’s hedge portfolio consisted of swaps and purchased call options. The swaps utilized by the Company generally provide that the counterparty will pay to (receive from)

United when the price of the underlying commodity is above (below) the price specified in the swap agreement. Generally, the Company’s hedge instruments are based on crude oil, heating oil or jet fuel. As of December 31, 2009, the Company’s hedge positions were primarily based on either heating oil or jet fuel.

The following table presents the fuel hedge (gains) losses recognized during the periods presented and their classification in the Financial Statements. Fuel hedge gains (losses) are not allocated to Regional Affiliates expense.

	Mainline Fuel			Nonoperating Income (Expense)			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(In millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Cash fuel hedge (gains) losses	$482	$40	$(63)	$248	$249	$—	$730	$289	$(63)
Non-cash fuel hedge (gains) losses	(586)	568	(20)	(279)	279	—	(865)	847	(20)

Total fuel hedge (gains) losses	$(104)	$608	$(83)	$(31)	$528	$—	$(135)	$1,136	$(83)

As of December 31, 2009, the Company had hedged approximately 36% of its 2010 consolidated fuel consumption primarily with a combination of swaps and purchased call options. The Company’s hedge position at December 31, 2009 consisted of a notional amount of 9.7 million barrels with purchased call options at a weighted-average crude oil equivalent strike price of $76 per barrel and 9.9 million barrels with swaps at a crude oil equivalent average price of $77 per barrel.

Foreign Currency Derivatives

The Company generates revenues and incurs expenses in numerous foreign currencies. Such expenses include fuel, aircraft leases, commissions, catering, personnel expense, advertising and distribution costs, customer service expense and aircraft maintenance. Changes in foreign currency exchange rates impact the Company’s results of operations and cash flows through changes in the dollar value of foreign currency-denominated operating revenues and expenses. When management believes risk reduction can be effectively achieved, the Company may use foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates. The Company does not enter into foreign currency derivative contracts for purposes other than risk management. As of December 31, 2009, the Company did not have any foreign currency derivatives. Hedge gains (losses) were not significant in any of the periods presented in these Financial Statements. Foreign currency derivative gains and losses are classified in nonoperating expense in the Company’s Financial Statements.

Fair Value of Nonfinancial Assets

The table below presents disclosures about fair value measurements of nonfinancial assets that were performed during 2009. The fair values as of the measurement dates are as follows:

(In millions)	Significant Unobservable Inputs (Level 3)	Total Gains/(Losses) (Level 3)
Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis:
Nonoperating aircraft and spare engines	$310	$(93)
Tradenames	420	(150)

See Note 3, “Asset Impairments and Intangible Assets,” for a discussion of the factors warranting fair value assessment of the above assets. The Company utilized a market approach to estimate the fair value of the aircraft.

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

As of February 28, 2009 and June 30, 2009, the Company estimated the fair value of its tradenames using a discounted cash flow model. The key inputs to the discounted cash flow model were the Company’s historical and estimated future revenues, an assumed royalty rate and discount rate among others. While certain of these inputs are observable, significant judgment was required to select certain inputs from observable and unobservable market data. This fair value measurement was considered a Level 3 measurement. The decrease in fair value of the tradename was due to lower estimated revenues resulting from the weak economic environment and the Company’s capacity reductions, among other factors. Certain of the Company’s tradenames with a carrying amount of $570 million were written down to their fair value of $420 million as of June 30, 2009, resulting in an impairment charge of $150 million, which was included in earnings for year ended December 31, 2009. See Note 3, “Asset Impairments and Intangible Assets,” for additional information related to these asset impairments.

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

Bankruptcy Considerations. The Company emerged from bankruptcy protection in 2006 pursuant to a plan of reorganization confirmed by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). During the course of its Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved all claims pending in the bankruptcy case. On December 8, 2009, the Bankruptcy Court issued a final decree closing all bankruptcy cases against the Company, effective as of that date.

The Company litigated regarding the extent to which the Los Angeles International Airport (“LAX”) municipal bond debt was entitled to secured status under Section 506(a) of the Bankruptcy Code. In 2007, the Bankruptcy Court issued its written opinion holding that the value of the security interest was approximately $33 million, which was affirmed by the District Court and had been accrued by the Company at December 31, 2008. On May 5, 2009, the United States Court of Appeals for the Seventh Circuit reversed the lower courts and held that LAX bondholders were entitled to a full recovery of the principal amount due on the bonds, approximately $60 million. In the second quarter of 2009, United recorded a charge of $27 million to increase its obligation for this matter to $60 million. In October 2009, the Company entered into a settlement agreement with the LAX bondholders and the City of Los Angeles (“LA”) to settle the obligation for an amount that represents the principal amount of the bonds plus some accrued interest. The settlement agreement was approved by the Bankruptcy Court and is now considered final. In 2009, the Company also amended terms of its lease agreement with LA. The lease agreement provides that LA will pay part of the settlement obligation on behalf of the Company and, in return, the Company’s future rent obligations were increased. As a result of this settlement agreement and the amended lease agreement with LA, the Company reclassified a portion of the bankruptcy reserve to a rent liability which will be recognized over the term of the revised lease agreement.

Claims Resolution Process. At the time United emerged from bankruptcy, several matters were unresolved. United recorded its best estimate of the cash obligations that would be required to settle these matters. The table below includes activity related to the administrative and priority claims and other bankruptcy-related claim reserves including reserves related to legal, professional and tax matters, among others, for the years ended December 31, 2009, 2008 and 2007, respectively. These reserves are primarily classified in other current liabilities in the Financial Statements. Certain of the accrual adjustments identified below are a direct result of the Company’s ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies and do not relate directly to the Company’s ongoing performance; therefore, the Company considers these adjustments to be special.

(In millions)	2009	2008	2007
Balance at January 1,	$96	$98	$325
Payments	(58)	(7)	(83)
Accruals reclassified	(67)	—	(31	)(a)
Adjustments impacting income:
Accrual adjustments classified as special revenue credits	—	—	(45	)(b)
Other changes in contingent liabilities classified as revenues	—	—	(26	)(c)
Accrual adjustments classified as special expense (credit)	27	—	(30	)(d)
Accrual adjustments classified as other operating expense (credit)	2	5	(12	)(e)

Total adjustments impacting income	29	5	(113)

Balance at December 31,	$—	$96	$98

Total charge (credit) to operating income during period from above items	$29	$5	$(113)
Additional special operating expense credit	—	—	(14	)(f)

Total operating income charge (benefit)	$29	$5	$(127)

(a)	In 2007, these accruals were deemed to be no longer directly related to bankruptcy proceedings; therefore, the accruals were reclassified to non-bankruptcy accruals. In 2009, the reclassification primarily relates to the LAX lease settlement discussed above.
(b)	In the third quarter of 2007, the Company recorded a change in estimate for certain liabilities relating to bankruptcy administrative claims. This adjustment resulted directly from the progression of the Company’s ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies; therefore, it was classified as a special operating revenue credit of $45 million that relates to both Mainline passenger revenues ($37 million) and Regional affiliates revenues ($8 million).
(c)	The Company separately recorded a $26 million benefit from a change in estimate to certain other contingent liabilities based largely on changes in underlying facts and circumstances occurring during the third quarter of 2007. This benefit was recorded as a credit to Mainline passenger revenues of $22 million and to Regional Affiliates revenues of $4 million.
(d)	The 2007 amount relates to special operating expense credits of $30 million relating to litigation for San Francisco and LAX municipal bond secured litigation. The 2009 amount relates to the LAX municipal bond secured litigation matter.
(e)	This amount relates to accrual adjustments impacting various operating expense line items that the Company recorded due to a change in estimate for certain liabilities relating to bankruptcy administrative claims. These adjustments resulted directly from the progression of the Company’s ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies.
(f)	This amount relates to an accrual adjustment that the Company recorded due to a change in estimate for certain liabilities relating to bankruptcy administrative claims. This adjustment, which was recorded as a credit to other operating expense, resulted directly from the progression of the Company’s ongoing efforts to resolve certain bankruptcy pre-confirmation contingencies.

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

Contingent Senior Unsecured Notes. UAL is obligated to issue up to $500 million of the 8% Contingent Senior Notes to the PBGC in up to eight equal tranches of $62.5 million upon the occurrence of certain financial triggering events. An issuance trigger event occurs when, among other things, the Company’s EBITDAR exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year, beginning with the fiscal year ended December 31, 2009 and ending with the fiscal year ended December 31, 2017. In certain circumstances, UAL common stock may be issued in lieu of issuance of the 8% Notes. See Note 11, “Debt Obligations and Card Processing Agreements,” for further information.

Commitments. As of December 31, 2009, the Company had commitments of $622 million that would require the payment of an estimated $200 million in 2010, $201 million in 2011, $99 million in 2012, $43 million in 2013 and $40 million in 2014 and $39 million thereafter. These purchase commitments are for the acquisition of property and equipment, including aircraft enhancements, information technology assets and the relocation of the Company’s operations center. In addition, the Company has cancellable orders to purchase 42 A319 and A320 aircraft for $2.3 billion in years 2011 to 2015.

Guarantees and Off-Balance Sheet Financing.

Fuel Consortia. The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortium (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2009, approximately $1.2 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2009, United’s contingent exposure was approximately $214 million principal amount of such bonds based on its recent consortia participation. The Company’s contingent exposure could increase if the participation of other carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2010 to 2040. The Company did not record a liability at the time these indirect guarantees were made.

Municipal Bond Guarantees. The Company has guaranteed interest and principal payments on $270 million of the Denver International Airport bonds, which were originally issued in 1992, but were subsequently redeemed and reissued in 2007 and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The bonds were issued in two tranches—approximately $170 million aggregate principal amount of 5.25% discount bonds and $100 million aggregate principal amount of 5.75% premium bonds. The outstanding bonds and related guarantee are not recorded in the Company’s Financial Statements at December 31, 2009 or 2008. The related lease agreement is recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the expected lease term through 2032.

Labor Negotiations. Approximately 82% of United’s employees are represented by various U.S. labor organizations. During the second quarter of 2009, the Company began negotiations with its labor groups as all of United’s domestic labor contracts became amendable during January 2010. Consistent with its contractual commitments, United served “Section 6” notices to all six of its labor unions during April 2009 to commence the collective bargaining process. In August 2009, United filed for mediation assistance in conjunction with three of its six unions–the Air Line Pilots Association, the Association of Flight Attendants–Communication Workers of America and the International Association of Machinists and Aerospace Workers. In January 2010, the Company also filed for mediation assistance in conjunction with another of its unions, the Professional Airline Flight Control Association. These filings were consistent with commitments contained in current labor contracts which provided that the parties would jointly invoke the mediation services of the National Mediation Board in the event agreements had not been reached by August 1, 2009. While the labor contract with the International Brotherhood of Teamsters also contemplates filing for mediation, the parties have agreed to continue in direct negotiations. The current contract with the International Federation of Professional and Technical Engineers does not contemplate filing for mediation. The outcome of these negotiations may materially impact the Company’s future financial results. However, it is too early in the process to assess the timing or magnitude of the impact, if any.

(14) Lease Obligations

The Company leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles.

In connection with fresh-start reporting requirements, aircraft operating leases were adjusted to fair value and a net deferred asset of $263 million was recorded in the Financial Statements on the Effective Date, representing the net present value of the differences between stated lease rates in agreed term sheets and the fair market lease rates for similar aircraft. As of December 31, 2009, the balance of the net deferred asset was $124 million. These deferred amounts are amortized on a straight-line basis as an adjustment to aircraft rent expense over the individual applicable remaining lease terms, generally from one to 15 years.

At December 31, 2009, the Company’s leased aircraft, scheduled future minimum lease payments under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year were as follows:

	Operating Leases
	Mainline Aircraft	Regional Affiliates Aircraft	Non-aircraft	`	Capital Leases (b)
Number of Leased Aircraft in Operating Fleet
United and UAL	113	252	—		116

(In millions)
Payable during (a)
2010	$330	$410	$623		$604
2011	331	416	557		423
2012	321	396	503		211
2013	293	374	465		200
2014	291	331	417		186
After 2014	363	878	2,798		671

UAL minimum lease payments	$1,929	$2,805	$5,363		2,295

Imputed interest (at rates of 2.1% to 20.0%)					(675)

Present value of minimum lease payments					1,620
Current portion					(426)

Long-term obligations under capital leases					$1,194

(a)	The operating lease payments presented above include future payments for 28 nonoperating aircraft as of December 31, 2009.
(b)	Aircraft capital lease obligations are for 76 Mainline and 40 Regional Affiliates aircraft. Includes non-aircraft capital lease payments aggregating $22 million in years 2010 through 2013 and Regional Affiliates capital lease obligations of $44 million in both 2010 and 2011, $42 million in both 2012 and 2013, $34 million in 2014 and $259 million thereafter.

A portion of United’s aircraft lease obligations and related accrued interest ($295 million in equivalent U.S. dollars at December 31, 2009) is denominated in foreign currencies that expose the Company to risks associated with changes in foreign exchange rates. To hedge against this risk, United has placed foreign currency deposits ($295 million in equivalent U.S. dollars at December 31, 2009), primarily for euros, to meet foreign currency lease obligations denominated in that respective currency. Since unrealized mark-to-market gains or losses on the foreign currency deposits are offset by the losses or gains on the foreign currency obligations, United has hedged its overall exposure to foreign currency exchange rate volatility with respect to its foreign lease deposits and obligations. In addition, the Company has $31 million of U.S. dollar denominated deposits to meet U.S. dollar denominated lease obligations. These deposits will be used to repay an equivalent amount of recorded capital lease obligations.

Aircraft operating leases have initial terms of one to 26 years, with expiration dates ranging from 2010 through 2024. The Company has facility operating leases that extend to 2032. Under the terms of most leases, the Company has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others, at fair market value or a percentage of cost. See Note 1(i), “Summary of Significant Accounting Policies—Regional Affiliates,” for additional information related to Regional Affiliates contracts and Note 2, “Company Operational Plans,” for information related to accrued rent related to the Company’s fleet reductions.

Certain of the Company’s aircraft lease transactions contain provisions such as put options giving the lessor the right to require us to purchase the aircraft at lease termination for a certain amount resulting in residual value guarantees. Leases containing this or similar provisions are recorded as capital leases on the balance sheet and, accordingly, all residual value guarantee amounts contained in the Company’s aircraft leases are fully reflected as capital lease obligations in the Financial Statements.

The Company has various operating leases for 103 aircraft in which the lessors are trusts established specifically to purchase, finance and lease aircraft to United. These leasing entities related to 92 of these aircraft meet the criteria for VIEs; however, the Company does not hold a significant variable interest in and is not considered the primary beneficiary of the leasing entities since the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value, or entitles the Company to participate in increases in the value of the financed aircraft. In addition, of the Company’s total aircraft operating leases only 11 of these aircraft leases have leasing entities that meet the criteria for VIEs and allow the Company to purchase the aircraft at other than fair market value. These leases have fixed price purchase options specified in the lease agreements which at the inception of the lease approximated the aircraft’s expected fair market value at the option date.

In December 2009, United entered into a $40 million sale-leaseback involving five previously unencumbered aircraft. The final maturities of the leases under this agreement have terms of approximately five years. All of the leased aircraft were classified as capital leases resulting in an increase to capital lease assets and capital lease obligations. An $11 million deferred loss on sale will be recognized in future periods.

In October 2009, the Company amended a capacity agreement with one of its regional flying partners. The amendment extended the lease terms on 40 existing aircraft and added 14 new aircraft to the amended agreement. As a result of this amendment, capital lease assets and obligations increased by $250 million.

In August 2009, the Company completed a $41 million sale-leaseback for five aircraft. The aircraft are being leased back over an average period of 6.5 years. These leases are considered to be capital leases resulting in an increase to capital lease assets and capital lease obligations. A $13 million deferred loss on sale will be recognized in future periods.

In January 2009, the Company completed a $94 million sale-leaseback agreement for nine aircraft. The leaseback agreement, which has a one-year term, a single one-year renewal option, and a bargain purchase option, was accounted for as a capital lease. This transaction resulted in a $94 million increase to the Company’s capital lease assets and capital lease obligations. An $84 million deferred loss on the sale will be recognized in future periods.

In January 2009, the Company amended its lease of the Chicago O’Hare International Airport cargo facility. This amendment resulted in proceeds to the Company of approximately $160 million in return for the Company’s agreement to vacate its currently leased cargo facility earlier than the lease expiration date in order for the airport authority to continue with its long-term airport modernization plan. The Company currently has not determined its future cargo plans, as the Company is not required to vacate its current facility until approximately mid-2011. The Company has recorded a noncurrent deferred credit of $160 million as of December 31, 2009. As of December 31, 2009, the Company had leasehold improvements in its current cargo facility of approximately $23 million. The Company will ratably accelerate the amortization of these assets so that they are fully amortized by the Company’s required relocation date in mid-2011.

In December 2008, United entered into a $149 million sale-leaseback involving 15 previously unencumbered aircraft. The final maturities of the leases under this agreement vary and have an average term of seven years. Two of the leased aircraft are being accounted for as operating leases, with the remaining 13 accounted for as capital leases.

In October 2008, United entered into a $125 million sale-leaseback involving nine previously unencumbered aircraft. This financing agreement terminates in 2010; however, United has the option to extend the financing agreement for one year provided it meets the minimum loan to asset value requirement. Interest payments are based on LIBOR plus a margin. The lease is considered a capital lease resulting in increases to capital lease assets and capital lease obligations.

Amounts charged to rent expense, net of minor amounts of sublease rentals, were $885 million, $926 million and $928 million; and $887 million, $934 million and $936 million for UAL and United, respectively, for the years ended December 31, 2009, 2008 and 2007, respectively. Included in Regional affiliates expense in the Financial Statements were operating rents for Regional Affiliates aircraft of $443 million, $413 million and $425 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(15) Statement of Consolidated Cash Flows—Supplemental Disclosures

Supplemental disclosures of cash flow information and non-cash investing and financing activities for both UAL and United, except as noted, are as follows:

	Year Ended December 31,
(In millions)	2009	2008	2007
Cash paid (refunded) during the period for:
Interest (net of amounts capitalized)	$411	$412	$614
Income taxes	(11)	3	10

Non-cash transactions:
Capital lease obligations incurred to acquire assets	$183	$281	$—
Capital lease assets and obligations recorded due to lease amendment	250	—	—
Pension and other postretirement changes recorded in other comprehensive income (loss)	73	(11)	—
Restricted cash received as collateral on derivative contracts	49	—	—
Interest paid in kind on 6% Senior Notes	33	31	15
Net unrealized gain (loss) on financial instruments recorded in other comprehensive income (loss)	15	(37)	5
Accrued special distribution on UAL common stock (UAL only)	—	—	257
Receivable from unsettled stock sales as of December 31, 2008	—	15	—
Current operating payables reclassified to long-term debt due to supplier agreement	49	—	—

In addition to the above non-cash transactions, see Note 4, “Common Stockholders’ Deficit and Preferred Securities,” Note 11, “Debt Obligations and Card Processing Agreements” and Note 14, “Lease Obligations.”

(16) Advanced Purchase of Miles

In September 2008, the Company amended certain terms of its agreement with its co-branded credit card partner (the “Amendment”). In connection with the Amendment, the Company sold an additional $500 million of pre-purchased miles to its co-branded credit card partner and extended the term of the agreement to December 31, 2017. Prior to the Amendment, our Advanced purchase of miles obligation to our co-branded credit card partner was approximately $600 million, which represented pre-purchased miles purchased by our co-branded credit card partner. As part of the Amendment, our co-branded credit card partner cannot use certain of the pre-purchased miles for issuance to its cardholders prior to 2011; accordingly, the portion of miles that cannot be redeemed within one year is classified as “Advanced purchase of miles” in the non-current liabilities section of the Company’s Financial Statements. The Amendment specifies the maximum amount of the pre-purchased miles that our co-branded credit card partner can award to its cardholders each year from 2011 to 2017.

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

The Amendment requires that our co-branded credit card partner make annual guaranteed payments to United between 2008 and 2017. Between 2008 and 2012, our co-branded credit card partner’s annual guaranteed payment is satisfied through the purchase of a specified minimum amount of miles. Afterwards, our co-branded credit card partner’s annual guaranteed payment is satisfied through awarding pre-purchased miles, purchasing miles and through other contractual payments. Between 2008 and 2012, our co-branded credit card partner is allowed to carry forward those miles purchased subject to the annual guarantee that have not been awarded to its cardholders. Any miles carried forward subject to this provision will result in a net increase to our “Advance purchase of miles” obligation in our Financial Statements.

In connection with the Amendment, the Company received a payment of $100 million in exchange for the extension of the license previously granted to its co-branded credit card partner to be the exclusive issuer of Mileage Plus Visa cards through 2017. This amount is reflected as Mileage Plus deferred revenue in our Financial Statements and is being recognized as revenue over the period the fees are earned.

As part of the Amendment, the Company granted its co-branded credit card partner a first lien in specified Mileage Plus assets and a second lien on those assets that are provided as collateral under our Amended Credit Facility. See Note 11, “Debt Obligations and Card Processing Agreements,” for additional information regarding these assets. The Amendment may be terminated by either party upon the occurrence of certain events as defined, including but not limited to a change in law that has a material adverse impact, insolvency of one of the parties, or failure of the parties to perform their obligations. The security interest is released if the Company repurchases the full balance of the pre-purchased miles or the Company achieves a certain fixed charge coverage ratio.

(17) Related Party Transactions

During 2009, UAL contributed cash of $559 million to United consisting of the net proceeds that UAL generated from 2009 UAL stock and debt issuances.

In 2008, United contributed cash of $257 million to UAL for use in UAL’s payment of its January 2008 special distribution to its common shareholders. In addition, UAL contributed cash and other assets totaling $173 million to United during 2008.

At December 31, 2006, United, through one of its wholly-owned subsidiaries, MPI, had a $200 million note receivable from UAL. During 2007, UAL, United and MPI executed a note payment agreement to pay and thereby cancel this note payable (plus accrued interest). This transaction had no effect in the UAL consolidated financial statements and was treated as a forgiveness of debt in United’s financial statements, resulting in a decrease in paid in capital equal to the total decrease in notes and interest receivable.

(18) Special Items

2009 and 2008

Special charges primarily relate to the Company’s operational plans as discussed in Note 2, “Company Operational Plans,” and assets impairment charges as discussed in Note 3, “Asset Impairments and Intangible Assets.” Also, see Note 20, “UAL Selected Quarterly Financial Data (Unaudited),” for a discussion of special items and asset impairments and other charges.

2007

SFO Municipal Bonds Security Interest. In the first quarter of 2007, the Company recorded a $3 million benefit to operating income as a special item to reduce the Company’s recorded obligation for the SFO municipal bonds to the amount considered probable of being allowed by the Bankruptcy Court.

LAX Municipal Bonds Security Interest. In the first and third quarters of 2007, the Company recorded special items of $19 million and $8 million, respectively, as favorable adjustments to operating income to adjust the Company’s recorded obligation for the LAX municipal bonds to the amount considered probable of being allowed by the Bankruptcy Court. See Note 13, “Commitments, Contingent Liabilities and Uncertainties,” for further information related to the LAX litigation.

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

(19) Other Investments

In the fourth quarter of 2007, United, along with certain other major air carriers, sold its interests in Aeronautical Radio, Inc. (“ARINC”) to Radio Acquisition Corp., an affiliate of The Carlyle Group. ARINC is a provider of transportation communications and systems engineering. The transaction generated proceeds of $128 million and resulted in a pre-tax gain of $41 million.

(20) UAL Selected Quarterly Financial Data (Unaudited)

(In millions, except per share amounts)	Quarter Ended
	March 31	June 30	September 30	December 31
2009:
Operating revenues	$3,691	$4,018	$4,433	$4,193
Earnings (loss) from operations	(282)	107	88	(74)
Net income (loss)	(382)	28	(57)	(240)
Basic and diluted earnings (loss) per share	$(2.64)	$0.19	$(0.39)	$(1.44)

2008:
Operating revenues	$4,711	$5,371	$5,565	$4,547
Loss from operations	(441)	(2,694)	(491)	(812)
Net loss (a)	(549)	(2,740)	(792)	(1,315)
Basic and diluted loss per share (a)	$(4.55)	$(21.57)	$(6.22)	$(10.00)

(a)	Amounts have been adjusted to include the impact of the Company’s retrospective adoption of ASC 470 Update related to accounting for certain types of convertible debt instruments which were required to be adopted by the Company effective January 1, 2009 as discussed in Note 1 (p), “Summary of Significant Accounting Policies — New Accounting Pronouncements.”

UAL’s quarterly financial data is subject to seasonal fluctuations and historically, its results in the second and third quarters are better as compared to the first and fourth quarters of each year since the latter quarters normally reflect weaker demand. UAL’s quarterly results were impacted by the following significant items:

2009

•

During the first quarter, the Company recorded $110 million of impairment charges to reduce the value of its tradenames as a result of its interim impairment testing, $22 million of accelerated depreciation related to aircraft groundings and $9 million of lease termination and other special charges. Offsetting these items, was a $32 million reduction in employee benefit accruals and a $5 million decrease in the Company’s severance accrual.

•

The second quarter was negatively impacted by additional tradename impairment charges of $40 million, $27 million of charges related to the LAX bankruptcy issue, which was subsequently resolved, $21 million of lease termination and other special charges, $10 million of accelerated depreciation related to aircraft groundings and $6 million of severance charges.

•

The third quarter included $24 million of lease termination and other special charges, $22 million of severance charges, $19 million of aircraft impairment charges to reduce the carrying value of five nonoperating B747 aircraft to their net realizable value and $6 million of accelerated depreciation related to aircraft groundings. These items were offset by an $11 million gain on asset sales.

•

During the fourth quarter, the Company recorded an additional $74 million of aircraft impairment charges, $50 million of lease termination and other special charges, $10 million of severance charges and $10 million accelerated depreciation related to aircraft groundings.

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

See Note 2, “Company Operational Plans” and Note 3, “Asset Impairments and Intangible Assets,” for further discussion of these items.

(21) Subsequent Events

The Company has evaluated its subsequent events for disclosure and has identified the following events.

In January 2010, United issued the remaining $612 million of equipment notes relating to the Series 2009-1 EETCs of which $568 million was used to complete the pre-payment of the remaining principal of the equipment notes issued in connection with the Series 2001-1 EETCs and the remaining $44 million, before expenses and accrued interest due on the equipment notes related to the Series 2001-1 EETCs, provided the Company with incremental liquidity. The Company also received $21 million of proceeds from the distribution of the Series 2001-1 EETC trust assets upon repayment of the note obligations.

In January 2010, United also issued the remaining $696 million of equipment notes relating to the Series 2009-2 EETCs of which $493 million was used to pre-pay the remaining principal of the equipment notes issued in connection with the Series 2000-2 EETCs and the remaining proceeds of $203 million, before expenses and accrued interest due on equipment notes related to the Series 2000-2 EETCs, provided the Company with incremental liquidity.

In January 2010, United issued $700 million aggregate principal amount of Senior Secured Notes and Senior Second Lien Notes. The Company expects to receive proceeds from the issuance in April 2010, upon release of the collateral from the Amended Credit Facility.

The EETC repayments, discussed above, significantly reduced the future near term debt requirements. See Note 11, “Debt Obligations and Card Processing Agreements,” for additional information related to these financings including the Company’s future debt maturities after giving effect to these transactions.

In December 2009, the Company announced its intention to place a widebody aircraft order for 25 Boeing 787-8 Dreamliner aircraft and 25 Airbus A350 XWB aircraft, with future purchase rights for an additional 50 planes of each aircraft type, subject to the availability of such aircraft at the time of exercise of the future purchase rights. On February 19, 2010, the Company entered into a purchase agreement with The Boeing Company for the 25 Boeing 787-8 Dreamliner aircraft. The Company’s order for the 25 Airbus A350 XWB aircraft is subject to the completion of a definitive written agreement that is expected to be finalized in the first quarter of 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of December 31, 2009, disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2009

There were no changes in UAL’s or United’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

UAL Corporation Management Report on Internal Control Over Financial Reporting

February 25, 2010

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2009.

Our independent registered public accounting firm, Deloitte & Touche LLP, who audited UAL’s consolidated financial statements included in this Form 10-K, has issued a report on UAL’s internal control over financial reporting, which is included herein.

United Air Lines, Inc. Management Report on Internal Control Over Financial Reporting

February 25, 2010

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UAL Corporation

Chicago, Illinois

We have audited the internal control over financial reporting of UAL Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding a change in accounting for convertible debt and participating securities.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 25, 2010

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2010 Annual Meeting of Stockholders. Information regarding the executive officers of UAL is included in Part I of this Form 10-K under the caption “Executive Officers of UAL.”

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

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

On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. Our Audit Committee has considered whether the 2009 non-audit services provided by Deloitte & Touche LLP are compatible with maintaining auditor independence.

The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in 2009 and 2008 are as follows:

Service	2009	2008
Audit Fees	$3,050,800	$3,807,300
Audit-Related Fees	492,200	2,065,479
Tax Fees	244,200	384,850
All Other Fees	34,050	165,800

Total	$3,821,250	$6,423,429

AUDIT FEES

Fees for audit services related to 2009 and 2008 consist of audits of the Company’s consolidated financial statements, limited reviews of the Company’s consolidated quarterly financial statements, statutory audits of the Schedule of Passenger Facility Charges and statutory audits of certain subsidiaries’ financial statements. The 2009 and 2008 audit fees also include the impact of the attestation work performed by Deloitte & Touche related to Sarbanes-Oxley.

AUDIT RELATED FEES

Fees for audit-related services billed in 2009 were for audits of employee benefit plans. Fees for audit-related services billed in 2008 consisted of audits for employee benefit plans, United Airlines Foundation and carve-out audits.

TAX FEES

Fees for tax services in 2009 and 2008 consisted of assistance with tax issues in certain foreign jurisdictions, tax consultation and bankruptcy tax assistance.

ALL OTHER FEES

Fees for all other services billed in 2009 and 2008 consisted of the preparation of employee payroll tax filings.

All of the services in 2009 and 2008 under the Audit Related, Tax and All Other Fees categories above have been approved by the Audit Committee pursuant to paragraph (c)(7)(i)(c) of Rule 2-01 of Regulation S-X of the Exchange Act.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)(1)	Financial Statements. The financial statements required by this item are listed in Item 8, Financial Statements and Supplementary Data herein.

(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007.

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

UAL CORPORATION UNITED AIR LINES, INC. (Registrants)

/s/ Glenn F. Tilton
Date: February 25, 2010	Glenn F. Tilton Chairman of the Board, President and Chief Executive Officer of UAL Corporation and Chief Executive Officer of United Air Lines, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of UAL Corporation and in the capacities and on the date indicated.

/s/ Glenn F. Tilton
Glenn F. Tilton Chairman, President and Chief Executive Officer (principal executive officer)

/s/ Kathryn A. Mikells
Kathryn A. Mikells Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Richard J. Almeida	/s/ Robert D. Krebs
Richard J. Almeida Director	Robert D. Krebs Director

/s/ Mary K. Bush	/s/ Robert S. Miller, Jr.
Mary K. Bush Director	Robert S. Miller, Jr. Director

/s/ Stephen R. Canale	/s/ Wendy J. Morse
Stephen R. Canale Director	Wendy J. Morse Director

/s/ W. James Farrell	/s/ James J. O’Connor
W. James Farrell Director	James J. O’Connor Director

/s/ Jane C. Garvey	/s/ David J. Vitale
Jane C. Garvey Director	David J. Vitale Director

/s/ Walter Isaacson	/s/ John H. Walker
Walter Isaacson Director	John H. Walker Director

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Air Lines, Inc. and in the capacities and on the date indicated.

/s/ Glenn F. Tilton
Glenn F. Tilton Chairman and Chief Executive Officer and Director of United Air Lines, Inc. (principal executive officer)

/s/ Kathryn A. Mikells
Kathryn A. Mikells Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ David M. Wing
David M. Wing Vice President and Controller (principal accounting officer)

/s/ Peter D. McDonald
Peter D. McDonald Director

/s/ John P. Tague
John P. Tague Director

Date: February 25, 2010

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007

(In millions) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Balance at End of Period

Reserves deducted from assets to which they apply:

Allowance for doubtful accounts (UAL and United):
2009	$24	$31	$41	$14
2008	27	25	28	24
2007	27	21	21	27

Obsolescence allowance—spare parts (UAL and United):
2009	$48	$55	$42	$61
2008	25	26	3	48
2007	6	19	—	25

Valuation allowance for deferred tax assets (UAL):
2009	$2,886	$190	$16	$3,060
2008	1,743	1,143	—	2,886
2007	2,161	15	433	1,743

Valuation allowance for deferred tax assets (United):
2009	$2,812	$182	$17	$2,977
2008	1,685	1,127	—	2,812
2007	2,103	15	433	1,685

(a)	Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

*3.1	Restated Certificate of Incorporation of UAL Corporation (filed as Exhibit 3.1 to United’s Form 10-K for the year ended December 31, 2008, Commission file number 1-11355, and incorporated herein by reference)

*3.2	Restated Certificate of Incorporation of United Air Lines, Inc. (filed as Exhibit 3.1 to United’s Form 8-K filed February 1, 2006, Commission file number 1-11355, and incorporated herein by reference)

*3.3	Amended and Restated Bylaws of UAL Corporation (filed as Exhibit 3.2 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*3.4	Amended and Restated Bylaws of United Air Lines, Inc. (filed as Exhibit 3.2 to United’s Form 8-K filed February 1, 2006, Commission file number 1-11355, and incorporated herein by reference)

*4.1	Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation, as named therein, the Lenders named therein, JPMorgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed February 5, 2007, Commission file number 1-6033, and incorporated herein by reference)

*4.2	First Amendment to Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated December 5, 2007, by and among United Air Lines, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed December 7, 2007, Commission file number 1-6033, and incorporated herein by reference)

*4.3	Second Amendment to the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated May 5, 2008 by and among United Air Lines, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed May 7, 2008, Commission file number 1-6033, and incorporated herein by reference)

*4.4	Indenture dated as of February 1, 2006 by and among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance of 6% Senior Notes due 2031 and 8% Contingent Senior Notes (filed as Exhibit 4.2 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.5	ORD Indenture dated as of February 1, 2006 by and among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance of 5% Senior Convertible notes due 2021 (filed as Exhibit 4.3 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.6	First Supplement to ORD Indenture dated February 16, 2006 by and among UAL Corporation, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 99.1 to UAL’s Form 8-K filed February 21, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.7	Indenture dated as of July 25, 2006 by and among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and The Bank of New York Trust Company, N.A., as Trustee, providing for issuance of 4.50% Senior Limited-Subordination Convertible Notes due 2021 (filed as Exhibit 4.1 to UAL’s Form 8-K filed July 27, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.8	Indenture dated as of July 2, 2009 by and among United Air Lines, Inc., as Issuer, Wells Fargo Bank Northwest, N.A., as Trustee, and Wells Fargo Bank Northwest, N.A., as Collateral Agent, providing for issuance of 12.75% Senior Secured Notes due 2012 (filed as Exhibit 4.15 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.9	A Mortgage and Security Agreement dated July 2, 2009 between United Air Lines, Inc. and Wells Fargo Bank Northwest, N.A., the Collateral Agent (filed as Exhibit 4.16 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.10	B Mortgage and Security Agreement dated July 2, 2009 between United Air Lines, Inc. and Wells Fargo Bank Northwest, N.A., the Collateral Agent (filed as Exhibit 4.17 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.11	C Mortgage and Security Agreement dated July 2, 2009 between United Air Lines, Inc. and Wells Fargo Bank Northwest, N.A., the Collateral Agent (filed as Exhibit 4.18 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.12	Form of Note representing all 12.75% Senior Secured Notes due 2012 (filed as Exhibit 4.19 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.13	Guarantee dated as of July 2, 2009 from UAL Corporation of 12.75% Senior Secured Notes due 2012 (filed as Exhibit 4.8 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.14	Indenture dated as of October 7, 2009 between UAL Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for issuance of 6% Senior Convertible Notes due 2029 (filed as exhibit 4.1 to UAL’s Form 8-K dated October 7, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.15	Form of Note representing all 6.0% Senior Convertible Notes due 2029 (filed as exhibit 4.2 to UAL’s Form 8-K dated October 7, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.16	Indenture dated as of January 15, 2010 by and among United Air Lines Inc., each of the Guarantors party thereto, The Bank of New York Mellon, N.A., as Trustee, and Wilmington Trust FSB, as Collateral Trustee, providing for the issuance of 9.875% Senior Secured Notes due 2013 (filed as Exhibit 4.1 to UAL’s Form 8-K filed January 15, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.17	Form of Note representing all 9.875% Senior Secured Notes due 2013 (filed as Exhibit 4.2 to UAL’s Form 8-K filed January 15, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.18	Form of Guarantee of 9.875% Senior Secured Notes due 2013 (filed as Exhibit 4.3 to UAL’s Form 8-K filed January 15, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.19	Indenture dated as of January 15, 2010 by and among United Air Lines Inc., each of the Guarantors party thereto, The Bank of New York Mellon, N.A., as Trustee, and Wilmington Trust FSB, as Collateral Trustee, providing for the issuance of 12.0% Senior Second Lien Notes due 2013 (filed as Exhibit 4.4 to UAL’s Form 8-K filed January 15, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.20	Form of Note representing all 12.0% Senior Second Lien Notes due 2013 (filed as Exhibit 4.5 to UAL’s Form 8-K filed January 15, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.21	Form of Guarantee of 12.0% Senior Second Lien Notes due 2013 (filed as Exhibit 4.6 to UAL’s Form 8-K filed January 15, 2009, Commission file number 1-6033, and incorporated herein by reference)

*†10.1	UAL Corporation 2009 Annual Incentive Plan (filed as Exhibit 10.4 to United’s Form 10-K for the year ended December 31, 2008, Commission file number 1-11355, and incorporated herein by reference)

*†10.2	UAL Corporation Success Sharing Program—Profit Sharing Plan effective January 1, 2006 (filed as Exhibit 99.2.to UAL’s Form 8-K filed March 26, 2007, Commission file number 1-6033, and incorporated herein by reference)

*†10.3	UAL Corporation Executive Severance Plan dated April 1, 2007 (filed as Exhibit 10.1 to UAL’s Form 8-K filed March 26, 2007, Commission file number 1-6033, and incorporated herein by reference)

*†10.4	UAL Corporation Executive Severance Plan Amendment No.1 dated January 1, 2008 (filed as Exhibit 10.5 to UAL’s Form 10-K for the year ended December 31, 2007, Commission file number 1-6033, and incorporated herein by reference)

*†10.5	Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.6	Amendment No. 1 dated December 8, 2002 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.44 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.7	Amendment No. 2 dated February 17, 2003 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.45 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.8	Amendment No. 3 dated September 29, 2006 to the Employment Agreement dated September 5, 2002, among UAL Corporation, United Air Lines, Inc. and Glenn F. Tilton (filed as Exhibit 99.2 to UAL’s Form 8-K filed on September 29, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.9	Amendment No. 4 dated September 25, 2008 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2008, Commission file no. 1-6033, and incorporated herein by reference)

*†10.10	Employment Agreement dated September 29, 2006, among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 99.3 to UAL’s Form 8-K filed on September 29, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.11	Amendment No. 1 dated May 15, 2008 to the Employment Agreement dated September 29, 2006 by and among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10.12	Peter D. McDonald Secular Trust Agreement dated September 29, 2006, by and among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit A to Exhibit 99.3 to UAL’s Form 8-K filed on September 29, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.13	Amendment No. 1 dated March 12, 2007 to the Peter D. McDonald Secular Trust Agreement dated September 29, 2006 by and among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 10.48 to UAL’s Form 10-K for the year ended December 31, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.14	Amendment No. 2 dated June 4, 2007 to the Peter D. McDonald Secular Trust Agreement dated September 29, 2006 by and among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-6033, and incorporated herein by reference)

*†10.15	Amendment No. 3 dated May 15, 2008 to the Peter D. McDonald Secular Trust Agreement dated September 29, 2006 by and among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10.16	Amendment No. 4 dated December 18, 2008 to the Peter D. McDonald Secular Trust Agreement dated September 29, 2006 by and among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 10.14 to UAL’s Form 10-K for the year ended December 31, 2008, Commission file number 1-6033, and incorporated herein by reference)

†10.17	Separation Agreement dated December 2, 2009 by and among UAL Corporation, United Air Lines, Inc. and Paul R. Lovejoy

†10.18	Description of Officer Benefits

*†10.19	UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.20	UAL Corporation 2008 Incentive Compensation Plan (filed as Appendix A to UAL’s Definitive Proxy filed on April 25, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10.21	Form of Stock Option Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.25 to United’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10.22	Form of Restricted Share Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.24 to United’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10.23	Form of Cash Incentive Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-6033, and incorporated herein by reference)

*†10.24	Form of Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-6033, and incorporated herein by reference)

†10.25	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan

†10.26	Description of Benefits for UAL Corporation Directors

*†10.27	UAL Corporation 2006 Directors Equity Incentive Plan (filed as Exhibit 10.2 to UAL’s Form 8-K dated February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.28	Amendment No. 1 to the UAL Corporation 2006 Directors Equity Incentive Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10.29	Amendment No. 2 to the UAL Corporation 2006 Directors Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-6033, and incorporated herein by reference)

*†10.30	Form of Share Unit Award Notice pursuant to the UAL Corporation 2006 Director Equity Incentive Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-6033, and incorporated herein by reference)

*†10.31	Letter Agreement dated April 28, 1994 between UAL Corporation and James J. O’Connor (filed as Exhibit 10.44 to UAL’s Form 10-K for year ended December 31, 2005, Commission file number 1-6033, and incorporated herein by reference)

12.1	UAL Corporation Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.2	United Air Lines, Inc. Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

*16.1	Letter from Deloitte & Touche LLP, dated July 28, 2009, regarding the change in certifying accountant (filed as Exhibit 16.1 to UAL’s Form 8-K dated July 28, 2009, Commission file number 1-6033, and incorporated herein by reference)

21	List of UAL Corporation and United Air Lines, Inc. Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm for UAL Corporation

23.2	Consent of Independent Registered Public Accounting Firm for United Air Lines, Inc.

31.1	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Previously filed
†	Indicates management contract or compensatory plan or arrangement