Form 10-Q
period 2010-03-31
UAL CORP /DE/; UNITED AIR LINES INC
filed 2010-04-27
CIK 100517, 101001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

UAL Corporation	Large accelerated filer	☐	Accelerated filer	☒

	Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

United Air Lines, Inc.	Large accelerated filer	☐	Accelerated filer	☐

	Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UAL Corporation	Yes ☐ No ☒
United Air Lines, Inc.	Yes ☐ No ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 20, 2010.

UAL Corporation	167,870,833 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by UAL Corporation) There is no market for United Air Lines, Inc. common stock.

UAL Corporation and Subsidiary Companies and

United Air Lines, Inc. and Subsidiary Companies

Report on Form 10-Q

For the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Operating revenues:
Passenger — United Airlines	$3,026	$2,701
Passenger — Regional Affiliates	840	659
Cargo	157	124
Other operating revenues	218	207

	4,241	3,691

Operating expenses:
Aircraft fuel	958	799
Salaries and related costs	948	921
Regional Affiliates	815	671
Purchased services	287	287
Landing fees and other rent	228	221
Aircraft maintenance materials and outside repairs	222	225
Depreciation and amortization	213	233
Distribution expenses	137	118
Aircraft rent	81	88
Cost of third party sales	57	53
Impairments and special items (Note 13)	18	119
Other operating expenses	208	238

	4,172	3,973

Earnings (loss) from operations	69	(282)

Other income (expense):
Interest expense	(178)	(134)
Interest income	1	7
Interest capitalized	2	3
Miscellaneous, net	24	(6)

	(151)	(130)

Loss before income taxes and equity in earnings of affiliates	(82)	(412)
Income tax expense (benefit)	1	(29)

Loss before equity in earnings of affiliates	(83)	(383)
Equity in earnings of affiliates, net of tax	1	1

Net loss	$(82)	$(382)

Loss per share, basic and diluted	$(0.49)	$(2.64)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited)

(In millions, except shares)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$3,516	$3,042
Restricted cash	83	128
Receivables, less allowance for doubtful accounts (2010 — $7; 2009 — $14)	968	743
Senior Notes proceeds receivable (Note 12)	672	—
Aircraft lease deposits maturing within one year	302	293
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2010 — $60; 2009 — $61)	188	197
Deferred income taxes	51	63
Prepaid fuel	307	275
Prepaid expenses and other	433	364

	6,520	5,105

Operating property and equipment:
Owned —
Flight equipment	8,307	8,303
Advances on flight equipment	51	—
Other property and equipment	1,752	1,745

	10,110	10,048
Less — accumulated depreciation and amortization	(2,160)	(2,010)

	7,950	8,038

Capital leases:
Flight equipment	2,094	2,096
Other property and equipment	51	51

	2,145	2,147
Less — accumulated amortization	(381)	(345)

	1,764	1,802

	9,714	9,840

Other assets:
Intangibles, less accumulated amortization (2010 — $424; 2009 — $408)	2,439	2,455
Restricted cash	210	213
Investments	95	88
Aircraft lease deposits	10	33
Other, net	964	950

	3,718	3,739

	$19,952	$18,684

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited)

(In millions, except shares)

	March 31, 2010	December 31, 2009
Liabilities and Stockholders’ Deficit
Current liabilities:
Advance ticket sales	$2,003	$1,492
Mileage Plus deferred revenue	1,834	1,515
Accounts payable	887	803
Accrued salaries, wages and benefits	717	701
Long-term debt maturing within one year	579	545
Current obligations under capital leases	493	426
Fuel purchase commitments	307	275
Other	719	716

	7,539	6,473

Long-term debt	7,153	6,378
Long-term obligations under capital leases	1,079	1,194

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,339	2,720
Postretirement benefit liability	1,937	1,928
Advanced purchase of miles	1,157	1,157
Deferred income taxes	539	551
Other	1,096	1,094

	7,068	7,450

Commitments and contingent liabilities (Note 11)

Stockholders’ deficit:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 167,479,464 and 167,610,620 shares at March 31, 2010 and December 31, 2009, respectively	2	2
Additional capital invested	3,139	3,136
Retained deficit	(6,038)	(5,956)
Stock held in treasury, at cost	(30)	(28)
Accumulated other comprehensive income	40	35

	(2,887)	(2,811)

	$19,952	$18,684

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
Cash flows provided (used) by operating activities:
Net loss	$(82)	$(382)
Adjustments to reconcile to net cash provided (used) by operating activities —
Increase in advance ticket sales	511	238
Depreciation and amortization	213	233
Net change in fuel derivative instruments and related pending settlements	(50)	(286)
Asset impairments and special items	18	119
Increase (decrease) in Mileage Plus deferred revenue and advanced purchase of miles	(17)	92
Decrease in fuel hedge collateral	7	395
Proceeds from lease amendment	—	160
Other, net	(118)	(143)

	482	426

Cash flows provided (used) by investing activities:
Additions to property, equipment and deferred software	(51)	(79)
Advance deposits on aircraft	(42)	—
Decrease in restricted cash	10	17
Proceeds from asset dispositions	4	33
Proceeds from asset sale-leasebacks	—	94
Other, net	3	—

	(76)	65

Cash flows provided (used) by financing activities:
Proceeds from issuance of long-term debt	1,309	134
Repayment of debt	(1,204)	(238)
Principal payments under capital leases	(27)	(48)
Increase in deferred financing costs	(7)	(3)
Proceeds from issuance of common stock	—	63
Decrease in lease deposits	—	22
Other, net	(3)	(3)

	68	(73)

Increase in cash and cash equivalents during the period	474	418
Cash and cash equivalents at beginning of the year	3,042	2,039

Cash and cash equivalents at end of the period	$3,516	$2,457

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Operations (Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
Operating revenues:
Passenger — United Airlines	$3,026	$2,701
Passenger — Regional Affiliates	840	659
Cargo	157	124
Other operating revenues	220	210

	4,243	3,694

Operating expenses:
Aircraft fuel	958	799
Salaries and related costs	948	921
Regional Affiliates	815	671
Purchased services	287	287
Landing fees and other rent	228	221
Aircraft maintenance materials and outside repairs	222	225
Depreciation and amortization	213	233
Distribution expenses	137	118
Aircraft rent	81	90
Cost of third party sales	57	53
Impairments and special items (Note 13)	18	119
Other operating expenses	207	238

	4,171	3,975

Earnings (loss) from operations	72	(281)

Other income (expense):
Interest expense	(173)	(134)
Interest income	1	7
Interest capitalized	2	3
Miscellaneous, net	24	(6)

	(146)	(130)

Loss before income taxes and equity in earnings of affiliates	(74)	(411)
Income tax expense (benefit)	1	(29)

Loss before equity in earnings of affiliates	(75)	(382)
Equity in earnings of affiliates, net of tax	1	1

Net loss	$(74)	$(381)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited)

(In millions, except shares)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$3,510	$3,036
Restricted cash	83	128
Receivables, less allowance for doubtful accounts (2010 — $7; 2009 — $14)	968	743
Senior Notes proceeds receivable (Note 12)	672	—
Aircraft lease deposits maturing within one year	302	293
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2010 — $60; 2009 — $61)	188	197
Receivables from related parties	100	73
Deferred income taxes	46	57
Prepaid fuel	307	275
Prepaid expenses and other	422	352

	6,598	5,154

Operating property and equipment:
Owned —
Flight equipment	8,307	8,303
Advances on flight equipment	51	—
Other property and equipment	1,752	1,745

	10,110	10,048
Less — accumulated depreciation and amortization	(2,160)	(2,010)

	7,950	8,038

Capital leases:
Flight equipment	2,094	2,096
Other property and equipment	51	51

	2,145	2,147
Less — accumulated amortization	(381)	(345)

	1,764	1,802

	9,714	9,840

Other assets:
Intangibles, less accumulated amortization (2010 — $424; 2009 — $408)	2,439	2,455
Restricted cash	209	212
Investments	95	88
Aircraft lease deposits	10	33
Other, net	960	943

	3,713	3,731

	$20,025	$18,725

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited)

(In millions, except shares)

	March 31, 2010	December 31, 2009
Liabilities and Stockholder’s Deficit
Current liabilities:
Advance ticket sales	$2,003	$1,492
Mileage Plus deferred revenue	1,834	1,515
Accounts payable	891	806
Accrued salaries, wages and benefits	717	701
Long-term debt maturing within one year	579	544
Current obligations under capital leases	493	426
Fuel purchase commitments	307	275
Other	845	821

	7,669	6,580

Long-term debt	6,808	6,033
Long-term obligations under capital leases	1,079	1,194

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,339	2,720
Postretirement benefit liability	1,937	1,928
Advanced purchase of miles	1,157	1,157
Deferred income taxes	458	469
Other	1,095	1,096

	6,986	7,370

Commitments and contingent liabilities (Note 11)

Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; outstanding 205 at both March 31, 2010 and December 31, 2009	—	—
Additional capital invested	3,403	3,401
Retained deficit	(5,961)	(5,888)
Accumulated other comprehensive income	41	35

	(2,517)	(2,452)

	$20,025	$18,725

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
Cash flows provided (used) by operating activities:
Net loss	$(74)	$(381)
Adjustments to reconcile to net cash provided (used) by operating activities—
Increase in advance ticket sales	511	238
Depreciation and amortization	213	233
Net change in fuel derivative instruments and related pending settlements	(50)	(286)
Asset impairments and special items	18	119
Increase (decrease) in Mileage Plus deferred revenue and advanced purchase of miles	(17)	92
Decrease in fuel hedge collateral	7	395
Proceeds from lease amendment	—	160
Other, net	(129)	(146)

	479	424

Cash flows provided (used) by investing activities:
Additions to property, equipment and deferred software	(51)	(79)
Advance deposits on aircraft	(42)	—
Decrease in restricted cash	10	17
Proceeds from asset dispositions	4	33
Proceeds from asset sale-leasebacks	—	94
Other, net	3	(1)

	(76)	64

Cash flows provided (used) by financing activities:
Proceeds from issuance of long-term debt	1,309	134
Repayment of debt	(1,203)	(237)
Principal payments under capital leases	(27)	(48)
Increase in deferred financing costs	(7)	(3)
Capital contribution from parent	—	62
Decrease in lease deposits	—	22
Other, net	(1)	—

	71	(70)

Increase in cash and cash equivalents during the period	474	418
Cash and cash equivalents at beginning of the year	3,036	2,033

Cash and cash equivalents at end of the period	$3,510	$2,451

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies and

United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

UAL Corporation (together with its consolidated subsidiaries, “UAL”) is a holding company and its principal, wholly-owned subsidiary is United Air Lines, Inc. (together with its consolidated subsidiaries, “United”). We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-Q for disclosures that relate to both UAL and United.

This Quarterly Report on Form 10-Q is a combined report of UAL and United. Therefore, these Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (the “Footnotes”) apply to both UAL and United, unless otherwise noted. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL.

Interim Financial Statements. The UAL and United unaudited condensed consolidated financial statements (the “Financial Statements”) shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The Company believes that the disclosures presented here are not misleading. The Financial Statements include all adjustments, including asset impairments, severance and normal recurring adjustments, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. Certain historical amounts have been reclassified to conform to the current year’s presentation. These Financial Statements should be read together with the information included in the combined UAL and United Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”).

Restricted Cash. Restricted cash primarily includes cash collateral associated with workers’ compensation obligations, reserves for institutions that process credit card ticket sales and cash collateral received from fuel hedge counterparties. Industry practice includes classification of restricted cash flows as investing cash flows by some airlines and as operating cash flows by others. Cash flows related to restricted cash activity are classified as investing activities in the Financial Statements because the Company considers restricted cash arising from these activities similar to an investment. The Company’s cash flows associated with its restricted cash balances for the three months ended March 31, 2010 and 2009 were $10 million and $17 million, respectively.

(2) New Accounting Pronouncements, Changes in Estimate and Change in Accounting

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends certain concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company’s adoption of this guidance effective January 1, 2010 did not change its conclusions with regard to variable interest entities and did not have an impact on its Financial Statements.

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company has not determined the impact of adoption of this guidance on its Financial Statements. This guidance becomes effective January 1, 2011; however, early adoption is permitted.

During the first quarter of 2010, the Company evaluated the impact of its new aircraft purchase commitments on the remaining useful lives and residual values of its B747 and B767 aircraft, which are expected to be replaced by the new aircraft. Based on this evaluation, the Company prospectively adjusted aircraft retirement dates and residual values, resulting in an increase in depreciation expense of approximately $2 million, or $0.01 per share, in the three months ended March 31, 2010. The Company expects an increase in depreciation expense of $24 million, or $0.14 per share, for the year ended December 31, 2010.

The Company follows a deferred revenue accounting policy to record the fair value of its Mileage Plus frequent flyer obligation. The Company defers the portion of the sales proceeds of ticketed revenue on United and our alliance partners, as well as revenue associated with mileage sales to third parties, that represents the estimated air transportation fair value of the miles awarded. This deferred revenue is then recognized when the miles are redeemed. Some of these miles will never be redeemed by Mileage Plus members, and the Company historically recognized an estimate of revenue from the expected expired miles, which is referred to as breakage, over an estimated redemption period. The Company reviews its breakage estimates annually based upon the latest available information regarding mileage redemption and expiration patterns.

During the first quarter of 2010 the Company obtained additional historical data, previously unavailable, which has enabled the Company to refine its estimate of the amount of breakage in the mileage population. This new data enables us to better identify historical differences between certain of our mileage breakage estimates and the amounts that have actually been experienced. As a result, the Company increased its estimate of the number of frequent flyer miles expected to expire. In conjunction with this change in estimate, the Company also adopted a change to the accounting methodology used to recognize Mileage Plus breakage. Both the change in estimate and methodology have been applied prospectively effective January 1, 2010. The new accounting method recognizes breakage as a component of the weighted average redemption rate on actual redemptions as compared to our prior method which recognized a pool of breakage dollars over an estimated redemption period. We believe that this is a preferable change to the accounting methodology for breakage because breakage will be recognized as a component of the rate at which actual miles are redeemed.

This change in accounting resulted in approximately $64 million, or $0.38 per share, of additional passenger revenue recorded in the period ended March 31, 2010. The Company expects similar amounts will continue to be recognized in each of the remaining quarters of 2010.

(3) Company Operational Plans

The Company reduced the size of its workforce and permanently removed 100 aircraft from its Mainline fleet, including its entire B737 fleet and six B747 aircraft. This activity is related to the Company’s Mainline segment. The tables below summarize the accrual activity related to the Company’s implementation of its operational plans.

(In millions)	Severance March 31,		Leased Aircraft March 31,
	2010	2009	2010	2009
Balance at beginning of period	$45	$81	$83	$16
Payments	(14)	(16)	(18)	9
Accruals	(2)	(5)	2	(3)

Balance at end of period	$29	$60	$67	$22

The total expected future payments for leased aircraft that were removed from service are $73 million, payable through 2013. Actual lease payments may be less if the Company is able to negotiate early termination of any of its leases. The remaining severance obligations are expected to be paid through the first quarter of 2012.

(4) Per Share Amounts (UAL Only)

UAL basic per share amounts were computed by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding. The table below represents the computation of UAL basic and diluted per share amounts and the number of securities that have been excluded from the computation of diluted per share amounts.

	Three Months Ended March 31,
(In millions, except per share)	2010	2009
Basic loss per share:
Loss available to common stockholders (a)	$(82)	$(382)

Basic weighted average shares outstanding	167.4	144.7

Loss per basic share	$(0.49)	$(2.64)

Diluted loss per share:
Loss available to common stockholders	$(82)	$(382)

Diluted weighted average shares outstanding	167.4	144.7

Loss per share, diluted	$(0.49)	$(2.64)

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	6.2	4.3
Restricted shares (a)	0.4	0.8
4.5% Senior Limited-Subordination Convertible Notes due 2021	22.2	22.2
5% Senior Convertible Notes due 2021	3.4	3.4
6% Senior Convertible Notes due 2029	39.7	—

	71.9	30.7

(a)	Losses are not allocated to participating securities in the computation of loss per common share.

(5) Share-Based Compensation

On April 1, 2010, the Company made a general grant of 1,274,700 restricted stock units to certain of its management employees pursuant to the UAL 2008 Incentive Compensation Plan. These awards vest pro-rata over three years on the anniversary of the grant date. The terms of the awards do not provide for the acceleration of vesting upon retirement. The awards may be settled in cash or common shares at the discretion of the Human Resources Subcommittee of the UAL Board of Directors (the “Board of Directors”). The Company’s intent is to settle the restricted stock units granted on April 1, 2010 in shares.

(6) Income Taxes

For the three months ended March 31, 2010, UAL and United each recorded $1 million of tax expense related to other comprehensive income activity. In the 2010 and 2009 periods, the Company had an insignificant effective tax rate, as compared to the U.S. federal statutory rate of 35%, principally because the tax benefits of the Company’s net operating losses for the periods were almost completely offset by a valuation allowance. As of March 31, 2010 and December 31, 2009, UAL had a valuation allowance of $2,968 million and $3,060 million, respectively. As of March 31, 2010 and December 31, 2009, United had a valuation allowance of $2,882 million and $2,977 million, respectively. The Company’s valuation allowance decreased primarily due to a decrease of approximately $133 million in the deferred tax asset related to postretirement benefits resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act (“HR 3590”) and the Health Care Education and Affordability Reconciliation Act (“HR 4872”) (collectively, the “Acts”).

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, including the reversals of deferred tax liabilities during the periods in which those temporary differences will become deductible. The Company’s management assesses the realizability of its deferred tax assets and records a valuation allowance for the deferred tax assets when it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. As a result, the Company has a valuation allowance against its deferred tax assets as of March 31, 2010 and December 31, 2009, to reflect management’s assessment regarding the realizability of those assets. The Company expects to continue to maintain a valuation allowance on deferred tax assets until there is sufficient positive evidence of future realization.

The Company’s ability to utilize its net operating loss (“NOL”) carry forward tax benefit may be impaired if the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. To reduce the possibility of a potential adverse effect on the Company’s ability to utilize its NOL carry forward for federal income tax purposes, the Company’s restated certificate of incorporation contains a 5% ownership limitation (“5% Ownership Limitation”) applicable to all stockholders except the Pension Benefit Guaranty Corporation (“PBGC”). The 5% Ownership Limitation remains effective until February 1, 2011. The Board of Directors has approved an amendment to the UAL restated certificate of incorporation to extend the 5% Ownership Limitation through February 1, 2014. This amendment will be submitted to the Company’s stockholders for approval at the 2010 annual meeting of stockholders. The 5% Ownership Limitation prohibits (i) the acquisition by a single stockholder of shares representing 5% or more of the common stock of UAL and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL’s common stock, unless prior written approval is granted by the Board of Directors.

(7) Postretirement Plans

The Company provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees, as shown in the table below. The Company has reserved the right, subject to collective bargaining and other agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees. The curtailment gain in the three month period ended March 31, 2009 is attributed to a reduction in future service for certain of the Company’s postretirement plans due to reductions in workforce. See Note 11, “Commitments, Contingent Liabilities and Uncertainties,” for information regarding contingencies related to the potential impact of the Acts on the Company’s Financial Statements.

The Company’s net periodic benefit cost includes the following components:

(In millions)	Three Months Ended March 31,
	2010	2009
Service cost	$8	$7
Interest cost	29	29
Expected return on plan assets	(1)	(1)
Gain due to curtailment	—	(6)
Amortization of unrecognized gain and prior service cost	(3)	(5)

Net periodic benefit costs	$33	$24

(8) Segment Information

The Company manages its business by two reportable segments: Mainline and Regional Affiliates (United Express operations). The table below includes segment information for UAL and United for the three months ended March 31, 2010 and 2009.

(In millions)	Three Months Ended March 31,
	2010	2009
UAL segment information
Revenue:
Mainline	$3,401	$3,032
Regional Affiliates	840	659

Total	$4,241	$3,691

Segment earnings (loss):
Mainline	$(88)	$(280)
Regional Affiliates	25	(12)
Impairments and special items (a)	(18)	(119)
Less: equity earnings (b)	(1)	(1)

Consolidated loss before income taxes and equity in earnings of affiliates	$(82)	$(412)

United segment information
Revenue:
Mainline	$3,403	$3,035
Regional Affiliates	840	659

Total	$4,243	$3,694

Segment earnings (loss):
Mainline	$(80)	$(279)
Regional Affiliates	25	(12)
Impairments and special items (a)	(18)	(119)
Less: equity earnings (b)	(1)	(1)

Consolidated loss before income taxes and equity in earnings of affiliates	$(74)	$(411)

(a)	Asset impairment and special items are only applicable to the Mainline segment.
(b)	Equity earnings are part of the Mainline segment.

(9) Comprehensive Loss

For the three months ended March 31, 2010 and 2009, UAL’s total comprehensive loss was $77 million and $384 million, respectively. For the three months ended March 31, 2010 and 2009, United’s total comprehensive loss was $68 million and $383 million, respectively. Comprehensive loss in the 2010 and 2009 periods primarily includes the amortization of deferred net periodic pension and other postretirement benefit gains that were recorded as a component of accumulated other comprehensive income and changes in the fair value of the Company’s available-for-sale Enhanced Equipment Trust Certificate (“EETC”) investments.

(10) Fair Value Measurements and Derivative Instruments

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and other inputs that are observable or can be corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below presents disclosures about fair value measurements of financial assets and financial liabilities recognized in the Company’s Financial Statements.

		Fair Value Measurements at Reporting Date Using
(In millions)	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Financial assets:
Money market funds	$3,474	$3,474	$—	$—
Noncurrent EETC available-for-sale securities	58	—	—	58
Current fuel derivative purchased call options	117	—	117	—
Current fuel derivative swaps	62	—	62	—

Total financial assets	$3,711	$3,474	$179	$58

Financial liabilities:
Current fuel derivative instruments	$2	$—	$2	$—

Total financial liabilities	$2	$—	$2	$—

		Fair Value Measurements at Reporting Date Using
(In millions)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Financial assets:
Money market funds	$3,061	$3,061	$—	$—
Noncurrent EETC available-for-sale securities	51	—	—	51
Current fuel derivative purchased call options	94	—	94	—
Current fuel derivative swaps	44	—	44	—

Total financial assets	$3,250	$3,061	$138	$51

Financial liabilities:
Current fuel derivative instruments	$5	$—	$5	$—

Total financial liabilities	$5	$—	$5	$—

The Company records derivative instruments as a derivative asset or liability (on a gross basis) in its Financial Statements, and accordingly records any related collateral on a gross basis. The table below presents the fair value amounts of derivative assets and liabilities and location of amounts recognized in the Company’s Financial Statements.

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	March 31, 2010	Balance Sheet Location	March 31, 2010
Derivatives not receiving hedge accounting treatment:

Fuel contracts due within one year	Receivables	$179	Other current liabilities	$2

Total derivatives		$179		$2

	Balance Sheet Location	December 31, 2009	Balance Sheet Location	December 31, 2009
Fuel contracts due within one year	Receivables	$138	Other current liabilities	$5

Total derivatives		$138		$5

Level 3 Financial Assets and Liabilities

Available-for-Sale Securities
(In millions)	Three Months Ended March 31, 2010
Balance at beginning of year	$51
Unrealized gains relating to instruments held at reporting date	9
Return of principal	(2)

Balance at end of period	$58

As of March 31, 2010, the Company’s EETC securities have an amortized cost basis of $71 million and unrealized losses of $13 million and represent a portion of the Company’s previously issued and outstanding EETC securities which were repurchased in open market transactions in 2007. As of March 31, 2010, these investments have been in an unrealized loss position for a period of over twelve months. However, United has not recognized an impairment loss in earnings related to these securities because United does not intend or expect to be required to sell the securities and expects to recover its entire amortized cost basis. United expects to collect the full principal balance and all related interest payments. All changes in the fair value of these investments have been classified within Accumulated other comprehensive income in the Financial Statements.

Derivative instruments and investments presented in the table above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of the Company’s financial instruments not presented in the table above.

	March 31, 2010
(In millions)	Carrying Amount	Fair Value
UAL Long-tem debt (including current portion) (a)	$7,732	$8,102
Lease deposits	312	324

(a)	United’s book value and fair value of long-term debt, which exclude the UAL 6% Senior Convertible Notes due 2029, are $7,387 million and $7,264 million, respectively.

Fair value of the above financial instruments was determined as follows.

Description	Fair Value Methodology
Cash, Cash Equivalents, Restricted Cash, Accounts Receivable, Fuel Hedge Collateral Deposits, Accounts Payable and Other Accrued Liabilities	Money market funds are classified within cash and cash equivalents. The carrying amounts approximate fair value because of the short-term maturity of these assets.

Enhanced Equipment Trust Certificates	The EETCs are not actively traded on an exchange. Fair value is based on the trading prices of United’s EETCs or similar EETC instruments issued by other airlines. The Company uses internal models and observable and unobservable inputs to corroborate third party quotes. Because certain inputs are unobservable, the Company categorized inputs to the EETC fair value valuation as Level 3. Significant inputs to the valuation models include contractual terms, risk-free interest rates and credit spreads.

Fuel Derivative Instruments	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated using option pricing models that employ observable and unobservable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Long-Term Debt	The fair value is based on the quoted market prices for the same or similar issues, discounted cash flow models using appropriate market rates and a pricing model to value conversion rights in UAL’s convertible debt instruments. The Company’s credit risk was considered in estimating fair value.

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. The Company enters into master netting agreements with its derivative counterparties. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. As of March 31, 2010, the Company had a net derivative asset of $179 million with certain of its fuel derivative counterparties; therefore, this amount represents the potential credit-risk loss if these counterparties fail to perform. The Company had a net derivative payable of $2 million with its remaining fuel counterparties at March 31, 2010.

Based on the fair value of the Company’s fuel derivative instruments, our counterparties may require the Company to post collateral when the price of the underlying commodity decreases and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company was required to post $3 million of cash collateral with certain of its fuel derivative counterparties at March 31, 2010. The Company routinely reviews the credit risk associated with its counterparties which are holding the Company’s collateral and believes its collateral is fully recoverable from its counterparties as of March 31, 2010. The collateral is classified as an Other current asset in the accompanying Financial Statements.

The Company reviews the credit risk associated with its derivative counterparties and may require collateral based on contract terms from its counterparties in the event the Company has a significant net derivative asset with the counterparties. As of March 31, 2010, the Company received $12 million of cash collateral from certain of its fuel derivative counterparties, which the Company has classified as restricted cash.

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

Aircraft Fuel Hedges. The Company has a risk management strategy to hedge a portion of its price risk related to projected jet fuel requirements. Jet fuel is one of the Company’s most significant operating expenses. Jet fuel is a commodity with significant price volatility. Prices fluctuate based on market expectations of supply and demand, among other factors. Increases in fuel prices may adversely impact the Company’s financial performance, operating cash flows and financial position as greater amounts of cash may be required to obtain jet fuel for operations. The Company periodically enters into derivative contracts to mitigate the adverse financial impact of potential increases in the price of jet fuel. The Company does not enter into derivative instruments for non-risk management purposes. The Company’s fuel hedges were not accounted for as fair value or cash flow hedges under accounting principles related to hedge accounting during the three months ended March 31, 2010 or 2009. Effective April 1, 2010, the Company designated substantially all of its outstanding fuel derivative contracts, which settle in periods subsequent to June 30, 2010, as cash flow hedges under ASC Topic 815, Derivatives and Hedging.

The following table presents the fuel hedge gains (losses) recognized during the periods presented and their classification in the Financial Statements.

	Mainline Fuel		Nonoperating Income (Expense)		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2010	2009	2010	2009	2010	2009
Fuel hedges (a):
Cash net gains (losses) on settled contracts	$(15)	$(242)	$—	$(81)	$(15)	$(323)
Non-cash net mark-to-market gains (losses)	31	191	—	72	31	263

Total fuel hedge gains (losses)	$16	$(51)	$—	$(9)	$16	$(60)

(a)	Fuel hedge gains (losses) are not allocated to Regional Affiliates expense.

As of March 31, 2010, the Company had hedged approximately 3% and 49% of its 2011 and remaining 2010, respectively, expected consolidated fuel consumption with a combination of swaps and purchased call options. The Company’s hedge position at March 31, 2010 consisted of a notional amount of 11 million barrels with purchased call options at a weighted-average crude oil equivalent strike price of $78 per barrel and 11 million barrels with swaps at a crude oil equivalent average price of $78 per barrel.

Fair Value of Nonfinancial Assets

The table below presents disclosures about fair value measurements of nonfinancial assets that were performed during the three month period ended March 31, 2009. The fair values as of the measurement dates are as follows:

(In millions)	Significant Unobservable Inputs (Level 3)	Total Gains/ (Losses) (Level 3)
Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis:
Tradenames	$460	$(110)

The Company estimated the fair value of its tradenames using a discounted cash flow model. The key inputs to the discounted cash flow model were the Company’s historical and estimated future revenues, an assumed royalty rate and discount rate among others. While certain of these inputs are observable, significant judgment was required to select certain inputs from observable and unobservable market data. This fair value measurement was considered a Level 3 measurement. The decrease in fair value of the tradenames was due to lower estimated revenues resulting from the weak economic environment and the Company’s capacity reductions, among other factors. See Note 13, “Asset Impairments and Special Items,” for additional information related to this asset impairment.

(11) Commitments, Contingent Liabilities and Uncertainties

General Guarantees and Indemnifications. In the normal course of business, the Company enters into numerous real estate leasing and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, the Company typically indemnifies the lessors and any tax/financing parties against tort liabilities that arise out of the use, occupancy, operation or maintenance of the leased premises or financed aircraft. Currently, the Company believes that any future payments required under these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). Additionally, certain leased premises such as fueling stations or storage facilities include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premises.

Labor Negotiations. Approximately 82% of United’s employees are represented by various U.S. labor organizations. During the second quarter of 2009, the Company began negotiations with its labor groups as all of United’s domestic labor contracts became amendable during January 2010. Consistent with its contractual commitments, United served “Section 6” notices to all six of its labor unions during April 2009 to commence the collective bargaining process. United has filed for mediation assistance in conjunction with four of its six unions, the Air Line Pilots Association, the Association of Flight Attendants-Communication Workers of America, the International Association of Machinists and Aerospace Workers and the Professional Airline Flight Control Association. These filings were consistent with commitments contained in current labor contracts which provided that the parties would jointly invoke the mediation services of the National Mediation Board in the event agreements had not been reached by August 1, 2009. While the labor contract with the International Brotherhood of Teamsters also contemplates filing for mediation, the parties have agreed to continue in direct negotiations. The current contract with the International Federation of Professional and Technical Engineers does not contemplate filing for mediation. The outcome of these negotiations may materially impact the Company’s future financial results. However, it is too early in the process to assess the timing or magnitude of the impact, if any.

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

Contingent Senior Unsecured Notes. UAL is obligated to issue up to $500 million aggregate principal amount of 8% Contingent Senior Notes (the “8% Notes”) to the PBGC in up to eight equal tranches of $62.5 million (with no more than two tranches issued as a result of each issuance trigger event) upon the occurrence of certain financial triggering events. An issuance trigger event occurs when, among other things, the Company’s earning before income taxes, depreciation, amortization and rent (“EBITDAR”) exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year, beginning with the fiscal year ended December 31, 2009 and ending with the fiscal year ended December 31, 2017. In certain circumstances, UAL common stock may be issued in lieu of issuance of the 8% Notes.

Commitments. During the first quarter of 2010, the Company executed definitive agreements to purchase 25 Boeing 787-8 Dreamliner aircraft and 25 Airbus A350 XWB aircraft, with future purchase rights for an additional 50 planes of each aircraft type, subject to availability of such aircraft at the time of exercise of the future purchase rights. The 25 Boeing 787-8 Dreamliner aircraft and 25 Airbus A350 XWB aircraft are expected to be delivered between 2016 and 2019. As of March 31, 2010, the Company had commitments of $7.9 billion that would require the payment of an estimated $192 million in the last nine months of 2010, $211 million in 2011, $90 million in 2012, $71 million in 2013, $99 million in 2014 and $7.2 billion thereafter. These capital purchase commitments are primarily for the acquisition of the aforementioned aircraft, aircraft enhancements, information technology assets and the relocation of the Company’s operations center.

The Company has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. The backstop financing commitments, as well as the Company’s deferral and substitution rights for the aircraft, will allow the Company to manage changing market conditions throughout the aircraft delivery cycle. There is no guarantee that we will be able to obtain any or all of the backstop financing for the aircraft and engines when necessary.

Municipal Bond Guarantees. The Company has guaranteed interest and principal payments on $270 million of the Denver International Airport bonds, which are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The bonds were issued in two tranches—approximately $170 million aggregate principal amount of 5.25% discount bonds and $100 million aggregate principal amount of 5.75% premium bonds. The outstanding bonds and related guarantee are not recorded in the Company’s Financial Statements at March 31, 2010 or December 31, 2009. The related lease expense is recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the expected lease term through 2032.

Other Contingencies.

The Company is party to a multiyear services agreement, and is currently in discussions with the counterparty to amend or restructure certain performance obligations. In the event that these discussions are not successful, the counterparty may assert claims for damages, and the Company could incur other costs, which in the aggregate could exceed $100 million. The ultimate outcome of these discussions and the exact amount of the damages and costs, if any, to the Company cannot be predicted with certainty at this time.

In March 2010, the President signed into law comprehensive health care reform legislation under the Acts. The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods. Other than the reduction of deferred tax assets for postretirement benefits, which was recorded in the first quarter of 2010, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. Based on the analysis to date of the provisions in the Acts, a re-measurement of the Company’s retiree plan liabilities is not required at this time. In addition, the Company may consider plan amendments in future periods that may have accounting implications.

(12) Debt Obligations and Other Financing Transactions

As of March 31, 2010 and December 31, 2009, assets with a net carrying value of $8.8 billion and $8.0 billion, principally aircraft and related spare parts, route authorities and Mileage Plus intangible assets were pledged under various loan and other agreements.

Credit Facilities

The Company has a $255 million revolving loan commitment available under Tranche A of its Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”). The Company used $255 million and $254 million of the Tranche A commitment capacity for letters of credit at March 31, 2010 and December 31, 2009, respectively. In addition, under a separate agreement, the Company had $17 million and $20 million of letters of credit issued as of March 31, 2010 and December 31, 2009, respectively. Through a separate arrangement, the Company has an additional $150 million available under an unused credit facility.

Financing Arrangements

Below is a summary of financing transactions that occurred during the three months ended March 31, 2010. These transactions are more fully described in the Company’s 2009 Annual Report.

In January 2010, United issued the remaining $612 million of equipment notes related to the Series 2009-1 EETCs of which $568 million was used to complete the pre-payment of the remaining principal of the equipment notes issued in connection with the Series 2001-1 EETCs and the remaining proceeds of $44 million, before expenses and accrued interest due on the equipment notes related to the Series 2001-1 EETCs, provided the Company with incremental liquidity. The Company also received $21 million of proceeds from the recent distribution of the Series 2001-1 EETC trust assets upon repayment of the note obligations. During the three months ended March 31, 2010, the Company recorded a gain of $21 million upon receipt of these proceeds.

In January 2010, United also issued the remaining $696 million of equipment notes related to the Series 2009-2 EETCs of which $493 million was used to pre-pay the remaining principal of the equipment notes issued in connection with the Series 2000-2 EETCs and the remaining proceeds of $203 million, before expenses and accrued interest due on the equipment notes related to the Series 2000-2 EETCs, provided the Company with incremental liquidity.

The EETC repayments discussed above, combined with the portion of the Series 2009-1 and 2009-2 issued in 2009, reduced debt principal payments in 2010 and 2011 by approximately $440 million and $275 million, respectively. The equipment notes related to the Series 2009-1 and 2009-2 EETCs are secured by aircraft and have stated interest rates ranging from 9.75% to 12.0%.

In January 2010, the Company also issued $500 million aggregate principal amount of 9.875% Senior Secured Notes due 2013 and $200 million aggregate principal amount of 12.0% Senior Second Lien Notes due 2013 (together, the “Senior Notes”). The Senior Notes are secured by United’s route authority to operate between the United States and Japan and beyond Japan to points in other countries, certain airport takeoff and landing slots and airport gate leaseholds utilized in connection with these routes. During the three months ended March 31, 2010, the Company pledged certain aircraft, engines, flight simulators and certain domestic slots to secure its obligations under the Amended Credit Facility and to allow the release of the collateral securing the Company’s obligations under the Senior Notes. The Company recorded the Senior Notes proceeds as an other receivable pending perfection of the collateral to secure the Company’s obligations under the Senior Notes. The receivable from the Senior Notes issuances, net of discounts and fees, is separately presented in the Company’s Financial Statements as of March 31, 2010. During April 2010, the Company received $728 million upon perfection of the collateral securing the Company’s obligations under the Senior Notes and satisfaction of certain other customary conditions. These proceeds are net of $28 million of issuance discount and fees and include the return of $56 million that had been placed in escrow by the Company pending completion of the financing. The escrow deposit is included within Prepaid expenses and other in the Company’s Financial Statements.

Amended Credit Facility Covenants

The Company’s Amended Credit Facility requires compliance with certain covenants, including a fixed charge coverage ratio. The required fixed charge coverage ratio was 1.3 to 1.0 for the twelve month period ended March 31, 2010, increasing to 1.4 to 1.0 and 1.5 to 1.0 for the twelve months ending June 2010 and September 2010, respectively. The Company was in compliance with this ratio and all of its Amended Credit Facility covenants as of March 31, 2010.

Although the Company was in compliance with all required financial covenants under the Amended Credit Facility as of March 31, 2010, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants under the Amended Credit Facility. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company’s ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

Additional details on the Company’s Amended Credit Facility covenants are available in the 2009 Annual Report.

Credit Card Processing Agreements

The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company’s credit card processing agreements, the financial institutions either require, or have the right to require, that United maintain a reserve (“reserve”) equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation (referred to as “relevant advance ticket sales”).

The Company’s credit card processing agreement with Paymentech and JPMorgan Chase Bank, N.A. contains a cash reserve requirement. The amount of any such cash reserve will be determined based on the amount of unrestricted cash held by the Company as defined under the Amended Credit Facility. If the Company’s unrestricted cash balance is at or more than $2.5 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if the Company’s unrestricted cash is less than $2.5 billion, its required reserve will increase to a percentage of relevant advance ticket sales. Based on the Company’s March 31, 2010 unrestricted cash balance, the Company was not required to provide cash collateral above the current $25 million reserve balance.

Under the credit card processing agreement with American Express, the Company will be required to provide reserves based primarily on its unrestricted cash balance and net current exposure as of any calendar month-end measurement date. The agreement with American Express permits the Company to provide certain replacement collateral in lieu of cash collateral, as long as the Company’s unrestricted cash is above $1.35 billion. Based on the Company’s unrestricted cash balance at March 31, 2010, the Company was not required to provide any reserves under this agreement.

Additional details on the Company’s credit card processing agreements are available in the 2009 Annual Report.

(13) Asset Impairments and Special Items

In the three months ended March 31, 2010, the Company recorded an asset impairment charge of $17 million which relates to the decrease in value of aircraft related assets.

As of February 28, 2009, the Company performed an interim impairment test of its tradenames due to events and changes in circumstances during the first quarter of 2009 that indicated an impairment might have occurred. The primary factor deemed by management to have constituted a potential impairment triggering event was a significant decline in unit revenues experienced in the first quarter of 2009.

The Company utilized appropriate valuation techniques, as described in Note 10, “Fair Value Measurements and Derivative Instruments,” to estimate the fair value of tradenames as of February 28, 2009, and compared those estimates to related carrying values. During the three months ended March 31, 2009, the Company recorded an impairment charge of $110 million to decrease the carrying value of the tradenames to estimated fair value.

Due to extreme fuel price volatility, the uncertain economic environment, including credit market conditions, as well as other uncertainties, the Company can provide no assurance that a material impairment of its tangible or intangible assets will not occur in a future period. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

UAL Corporation (together with its consolidated subsidiaries, “UAL”), is a holding company and its principal, wholly-owned subsidiary is United Air Lines, Inc. (together with its consolidated subsidiaries, “United”). We sometimes use the words “we,” “our,” “us” and the “Company” in this Form 10-Q for disclosures that relate to both UAL and United. United’s operations consist primarily of the transportation of persons, property and mail throughout the U.S. and abroad. United provides these services through full-sized jet aircraft (which we refer to as its “Mainline” operations), as well as smaller aircraft in its regional operations conducted under contract by “United Express®” carriers.

United is one of the largest passenger airlines in the world. The Company offers approximately 3,400 flights a day to more than 230 destinations through its Mainline and United Express services, based on its flight schedule from April 2010 to April 2011. United offers approximately 1,100 average daily Mainline departures to approximately 120 destinations in 30 countries and two U.S. territories. United provides regional service, connecting primarily via United’s domestic hubs, through marketing relationships with United Express carriers, which provide approximately 2,300 average daily departures to approximately 180 destinations. United serves virtually every major market around the world, either directly or through its participation in the Star Alliance®, the world’s largest airline network.

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

Recent Developments.

•

During the first quarter of 2010, the Company finalized its aircraft order with The Boeing Company and Airbus S.A.S. through the execution of definitive written agreements. The aircraft order for 25 Boeing 787-8 Dreamliner aircraft and 25 Airbus A350 XWB aircraft, with future purchase rights for an additional 50 planes of each aircraft type, are intended to replace the Company’s international fleet of Boeing 747s and 767s; and

•

During the first quarter of 2010, the Company commenced the reconfiguration of its international B777 fleet with new first and business class premium seats, entertainment systems and other product enhancements. This international premium travel experience features, among other improvements, 180-degree, lie flat beds in first and business class.

Summary of Financial Results. The air travel business is subject to seasonal fluctuations. Historically, the Company’s results of operations are better in the second and third quarters as compared to the first and fourth quarters of each year, since our first and fourth quarter results normally reflect weaker travel demand. In addition, the Company’s results of operations may be impacted by fuel price volatility, adverse weather, air traffic control delays, economic conditions and other factors in any period.

The table below highlights significant changes in the Company’s results in the three months ended March 31, 2010 as compared to the year-ago period. See Results of Operations, below, for additional information regarding year-over-year changes in our financial results. Operating revenues improved in 2010 as compared to 2009 as the Company began to benefit from improved economic conditions, including an increase in business travel and premium service demand. In the 2010 period, consolidated yield increased 12% and consolidated traffic increased 3% despite a similar decrease in capacity, as compared to the year-ago period. The revenue benefit was partially offset by increased consolidated fuel expense, which was primarily due to an increase in market prices for fuel. Impairment charges were more significant in the 2009 period due to an impairment of the Company’s tradenames.

	Three Months Ended March 31,
			Favorable (unfavorable)
(In millions)	2010	2009	$ Change	% Change
UAL Information
Total revenues	$4,241	$3,691	$550	14.9
Mainline fuel purchase cost	974	748	(226)	(30.2)
Operating non-cash fuel hedge gains	(31)	(191)	(160)	(83.8)
Operating cash fuel hedge losses	15	242	227	93.8
Regional Affiliates fuel expense (a)	249	164	(85)	(51.8)
Asset impairments, special items and other charges (see below)	20	104	84	80.8
Other operating expenses	2,945	2,906	(39)	(1.3)
Nonoperating non-cash fuel hedge gains	—	(72)	(72)	(100.0)
Nonoperating cash fuel hedge losses	—	81	81	100.0
Other nonoperating expense (b)	150	120	(30)	(25.0)
Income tax expense (benefit)	1	(29)	(30)	—

Net loss	$(82)	$(382)	$300	78.5

United Net loss	$(74)	$(381)	$307	80.6

(a)	Regional Affiliates’ fuel expense is classified as part of Regional Affiliates expense in the Company’s Financial Statements.
(b)	Includes equity in earnings of affiliates.

Details of significant items impacting the Company’s results include:

	Three Months Ended March 31,
(In millions)	2010	2009	Income statement classification
Intangible asset impairments	$—	$110
Aircraft and spare parts impairments	17	—

	17	110
Lease termination and other special items	1	9

Total asset impairments and special items	18	119	Impairments and special items

Severance	(2)	(5)	Salaries and related costs
Employee benefit obligation adjustment	—	(32)	Salaries and related costs
Accelerated depreciation related to early asset retirement	4	22	Depreciation and amortization

Severance and other charges	2	(15)

Total asset impairments, special items and other charges	20	104

Net operating non-cash fuel hedge gains	(31)	(191)	Aircraft fuel
Net nonoperating non-cash fuel hedge gains	—	(72)	Miscellaneous, net

Total non-cash fuel hedge gains	(31)	(263)

Income tax expense (benefit) on impairments and other charges	1	(30)	Income tax expense (benefit)

Impairments and other charges (net of tax) and non-cash fuel hedge gains/losses	$(10)	$(189)

The table below shows Mainline fuel and non-fuel unit costs in the first quarter of 2010 as compared to the year-ago period. Fuel costs are mostly uncontrollable by the Company.

	Three Months Ended March 31,		2010 expense per ASM (in cents)	2009 expense per ASM (in cents)	% change per ASM
(In millions, except unit costs)	2010	2009
Mainline ASMs	28,161	29,991

Mainline fuel expense	$958	$799	3.40	2.66	27.8
Asset impairments, special items and other charges (see above)	20	104	0.07	0.35	(80.0)
Other operating expenses	2,379	2,399	8.45	8.00	5.6

Total Mainline operating expense	3,357	3,302	11.92	11.01	8.3
Regional Affiliates expense	815	671

Consolidated operating expense	$4,172	$3,973

Liquidity. The following table provides a summary of UAL’s total cash and cash equivalents and restricted cash at March 31, 2010 and December 31, 2009 and net cash provided (used) by operating, financing and investing activities for the three months ended March 31, 2010 and 2009. In April 2010, the Company received net cash of $728 million from the Senior Notes financing discussed below under Liquidity and Capital Resources.

(In millions)	As of March 31, 2010	As of December 31, 2009
Cash and cash equivalents	$3,516	$3,042
Restricted cash	293	341

Total cash	$3,809	$3,383

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$482	$426
Net cash provided (used) by investing activities	(76)	65
Net cash provided (used) by financing activities	68	(73)

UAL’s variation in cash flows from operations in the 2010 period as compared to the prior year was relatively consistent with its results of operations, as further described below under Results of Operations. The improvement in operating cash flows was primarily due to a year-over-year increase in cash from increased passenger and cargo services. Cash operating expenses, including combined cash expenditures for fuel purchases and hedge settlements, were relatively consistent on a year-over-year basis. The 2009 operating cash flows included the receipt of $160 million in 2009 related to the future relocation of its Chicago O’Hare International Airport (“O’Hare”) cargo operations. This cash receipt was classified as an operating cash inflow.

The Company expects its cash flows from operations and its available capital to be sufficient to meet its operating expenses, lease obligations and debt service requirements for the near term; however, the Company’s future liquidity could be impacted by changes in fuel prices, fuel hedge collateral requirements, inability to adequately increase revenues to offset high fuel prices, declines in revenue from reduced demand, failure to meet future debt covenants and other factors. See Liquidity and Capital Resources and Item 3. Quantitative and Qualitative Disclosures about Market Risk, below, for a discussion of these factors and the Company’s significant operating, investing and financing cash flows.

Capital Commitments. During the first quarter of 2010, the Company executed definitive agreements to purchase 25 Boeing 787-8 Dreamliner aircraft and 25 Airbus A350 XWB aircraft, with future purchase rights for an additional 50 planes of each aircraft type, subject to availability of such aircraft at the time of exercise of the future purchase rights. The 25 Boeing 787-8 Dreamliner aircraft and 25 Airbus A350 XWB aircraft are expected to be delivered between 2016 and 2019. As of March 31, 2010, the Company had commitments of $7.9 billion that would require the payment of an estimated $192 million in the last nine months of 2010, $211 million in 2011, $90 million in 2012, $71 million in 2013, $99 million in 2014 and $7.2 billion thereafter. These capital purchase commitments are primarily for the acquisition of the aforementioned aircraft, aircraft enhancements, information technology assets and the relocation of the Company’s operations center.

The Company has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. The backstop financing commitments, as well as the Company’s deferral and substitution rights for the aircraft, will allow the Company to manage changing market conditions throughout the aircraft delivery cycle. There is no guarantee that we will be able to obtain any or all of the backstop financing for the aircraft and engines on acceptable terms when necessary.

Contingencies. The following discussion provides an overview of the status of contingencies identified by the Company. For further details on these matters, see Note 11, “Commitments, Contingent Liabilities and Uncertainties,” in the Footnotes.

Labor Negotiations. Approximately 82% of United’s employees are represented by various U.S. labor organizations. During the second quarter of 2009, the Company began negotiations with its labor groups as all of United’s domestic labor contracts became amendable during January 2010. Consistent with its contractual commitments, United served “Section 6” notices to all six of its labor unions during April 2009 to commence the collective bargaining process. United has filed for mediation assistance in conjunction with four of its six unions: the Air Line Pilots Association, the Association of Flight Attendants-Communication Workers of America, the International Association of Machinists and Aerospace Workers and the Professional Airline Flight Control Association. These filings were consistent with commitments contained in current labor contracts which provided that the parties would jointly invoke the mediation services of the National Mediation Board in the event agreements had not been reached by August 1, 2009. While the labor contract with the International Brotherhood of Teamsters also contemplates filing for mediation, the parties have agreed to continue in direct negotiations. The current contract with the International Federation of Professional and Technical Engineers does not contemplate filing for mediation. The outcome of these negotiations may materially impact the Company’s future financial results. However, it is too early in the process to assess the timing or magnitude of the impact, if any.

Municipal Bond Obligations and Off-Balance Sheet Financing. United has guaranteed $270 million of the City and County of Denver, Colorado Special Facilities Airport Revenue Bonds (United Air Lines Project) Series 2007A. These bonds are callable by United. The outstanding bonds and related guarantee are not recorded in the Company’s Financial Statements. However, the related lease agreement is accounted for on a straight-line basis resulting in a ratable accrual of the final $270 million payment over the expected lease term through 2032.

Other Contingencies.

The Company is party to a multiyear services agreement, and is currently in discussions with the counterparty to amend or restructure certain performance obligations. In the event that these discussions are not successful, the counterparty may assert claims for damages, and the Company could incur other costs, which in the aggregate could exceed $100 million. The ultimate outcome of these discussions and the exact amount of the damages and costs, if any, to the Company cannot be predicted with certainty at this time.

In March 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (“HR 3590”) and the Health Care Education and Affordability Reconciliation Act (“HR 4872”), (collectively, the “Acts”). The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods. Other than the reduction of deferred tax assets for postretirement benefits, which was recorded in the first quarter of 2010, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. Based on the analysis to date of the provisions in the Acts, a re-measurement of the Company’s retiree plan liabilities is not required at this time. In addition, the Company may consider plan amendments in future periods that may have accounting implications.

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

Many aspects of United’s operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future environmental regulatory developments, such as in regard to climate change in the U.S. and abroad, could adversely affect operations and increase operating costs in the airline industry. Some climate change laws and regulations that have gone into effect apply to United, including environmental taxes for certain international flights (including the United Kingdom’s Air Passenger Duty), limited greenhouse gas reporting requirements and land-based planning laws which could apply to airports and could affect airlines in certain circumstances. Other areas of developing regulations include the State of California rule-makings regarding air emissions from ground support equipment and federal rule-makings concerning the discharge of deicing fluid and the regulation of aircraft drinking water supplies. In addition, a 2009 EU Directive required EU member countries to enact legislation that would include aviation within the EU’s existing carbon emissions trading scheme, effective in 2012. The legality of applying such a scheme to non-EU airlines has been widely questioned. In December 2009, the Air Transportation Association, joined by United, Continental and American Airlines, filed a lawsuit in the United Kingdom challenging regulations that transpose into UK law the EU emissions trading scheme as applied to U.S. carriers. In addition, non-EU countries are considering filing a formal challenge before the United Nations’ International Civil Aviation Organization with respect to the EU’s inclusion of non-EU carriers. It is not clear whether the emissions trading scheme will withstand such challenges. If the scheme is found to be valid, however, it could significantly increase the costs of carriers operating in the EU (by requiring the purchase of carbon credits), although the precise cost to United is difficult to calculate with any certainty due to a number of variables, and will depend, among other things, on United’s carbon emissions from flights to and from the EU and the price of carbon credits. Actions may be taken in the future by the U.S. government, state governments within the U.S., foreign governments, the International Civil Aviation Organization or by signatory countries through a new global climate change treaty to regulate the emission of greenhouse gases by the aviation industry. The precise nature of any such requirements and their applicability to United are difficult to predict, but the impact to the Company and the aviation industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

Results of Operations

United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. Therefore, the following discussion is applicable to both UAL and United, unless otherwise noted. There were no significant differences between UAL and United results in the 2010 or 2009 periods presented herein.

First Quarter 2010 Compared to First Quarter 2009

As highlighted in the summary of financial results table in Overview above, UAL’s net loss of $82 million for the three months ended March 31, 2010 was a significant improvement as compared to a net loss of $382 million in the year-ago period. The most significant changes were higher revenues in the first quarter of 2010 due to an improvement in the global economy and lower impairment charges in the 2010 period as compared to the year-ago period.

Operating Revenues. The table below illustrates the year-over-year change in UAL and United operating revenues.

	Three Months Ended March 31,		$ Change	% Change
(In millions)	2010	2009
Passenger—United Airlines	$3,026	$2,701	$325	12.0
Passenger—Regional Affiliates	840	659	181	27.5
Cargo	157	124	33	26.6
Other operating revenues	218	207	11	5.3

UAL total	$4,241	$3,691	$550	14.9

United total	$4,243	$3,694	$549	14.9

The table below presents selected UAL and United passenger revenues and operating data from our Mainline segment, broken out by geographic region and from our Regional Affiliates segment (United Express operations), expressed as first quarter period-to-period changes.

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional Affiliates	Consolidated
Increase (decrease) from 2009:
Passenger revenues (in millions) (a)	$108	$97	$107	$13	$325	$181	$506
Passenger revenues	6.7%	17.9%	24.5%	12.6%	12.0%	27.5%	15.1%
Available seat miles (“ASMs”) (b)	(5.5)%	(9.9)%	(1.2)%	(13.0)%	(6.1)%	17.3%	(3.3)%
Revenue passenger miles (“RPMs”) (c)	(2.6)%	4.1%	6.4%	(5.9)%	0.1%	22.2%	2.6%
Passenger revenues per ASM (“PRASM”)	12.9%	30.8%	25.9%	29.4%	19.3%	8.7%	19.0%
Yield (d)	9.5%	13.5%	17.0%	19.5%	11.9%	4.3%	12.2%
Passenger load factor (points) (e)	2.4 pts.	11.4 pts.	5.5 pts.	6.2 pts.	5.0 pts.	3.0 pts.	4.7 pts.

(a)	Amounts include $52 million and $12 million of additional revenue within the Mainline and Regional Affiliates segments, respectively, related to the impact of the Company’s change in estimate of the number of frequent flier miles expected to expire. Within the Mainline segment, the $52 million benefit from the change in estimate was allocated to the four geographic regions based on revenue.
(b)	ASMs are the number of seats available for passengers multiplied by the number of miles those seats are flown.
(c)	RPMs are the number of scheduled miles flown by revenue passengers.
(d)	Yield is a measure of the average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs.
(e)	Passenger load factor is derived by dividing RPMs by ASMs.

Consolidated passenger revenues in the first quarter of 2010 increased $506 million compared to the prior year driven by a 3% increase in traffic on a 3% decrease in capacity as a result of strengthening economic conditions. The traffic increase was driven by the return of business and premium cabin travelers whose higher ticket prices increased average yields by 12%. The international regions in particular had the largest increases in demand with unit revenues increasing 29% compared to the year-ago period on a 7% decrease in capacity. Premium cabin passengers account for a large share of international revenues and the increase in their volumes has a highly leveraged benefit on the international regions. China and London were two geographic areas with a large increase in unit revenues. In addition, the Company recorded $64 million of additional revenue due to changes in its estimate and methodology related to frequent flyer program accounting as noted in the table, above, and in Critical Accounting Policies, below.

Regional Affiliates revenues increased 28% on 17% higher capacity as some Mainline domestic capacity was moved to United Express during 2009 to better match capacity with market demand. Consolidated domestic revenues increased 13% on a 1% decrease in capacity, resulting in a passenger unit revenue increase of 14%. Consolidated domestic passenger unit revenues also benefited from the return of corporate customers.

Cargo revenues increased by $33 million, or 27%, in the first quarter of 2010 as compared to 2009. The key driver was a rebound in traffic and demand as the economy improved compared to the year-ago period. The Company’s freight ton miles have improved by 45% as compared to the first quarter of 2009, while mail ton miles dropped approximately 8%, for a composite cargo traffic gain of 37%. Strong freight demand coupled with reduced industry capacity has enabled the Company to make numerous tactical rate increases and yield improvements from 2009. However, freight yields for the first quarter of 2010 were 2% below the prior year, partly due to lower fuel surcharges in the current year. The mail yield decline, driven by U.S. international mail deregulation, is more significant at approximately 24% below the first quarter 2009. On a composite basis, cargo yield in the first quarter of 2010 decreased approximately 7% as compared to the prior year.

Operating Expenses. As discussed in Operating Revenues above, Mainline capacity decreased 6% and Regional Affiliates capacity increased 17% in the first quarter of 2010 as compared to the year-ago period. The Mainline capacity reductions had a favorable impact on certain of the Company’s Mainline operating expenses, as further described below. Other significant fluctuations in the Company’s operating expenses are also discussed below. The table below includes data related to UAL and United operating expenses.

	Three Months Ended March 31,		$ Change	% Change
(In millions)	2010	2009
Aircraft fuel	$958	$799	$159	19.9
Salaries and related costs	948	921	27	2.9
Regional Affiliates	815	671	144	21.5
Purchased services	287	287	—	—
Landing fees and other rent	228	221	7	3.2
Aircraft maintenance materials and outside repairs	222	225	(3)	(1.3)
Depreciation and amortization	213	233	(20)	(8.6)
Distribution expenses	137	118	19	16.1
Aircraft rent	81	88	(7)	(8.0)
Cost of third party sales	57	53	4	7.5
Impairments and special items	18	119	(101)	(84.9)
Other operating expenses	208	238	(30)	(12.6)

UAL total	$4,172	$3,973	$199	5.0

United total	$4,171	$3,975	$196	4.9

Mainline aircraft fuel expense was relatively consistent year-over-year as lower fuel hedge settlements and consumption in 2010 were offset by increased market prices for jet fuel. However, Regional Affiliates fuel expense increased approximately 52% due to a 13% increase in consumption and a 34% increase in the average fuel price. The table below presents the significant changes in Mainline and Regional Affiliates aircraft fuel cost per gallon in the three months ended March 31, 2010 as compared to the year-ago period. See Note 10, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for additional details regarding gains/losses from settled and open positions and unrealized gains and losses as of March 31, 2010. Derivative gains/losses are not allocated to Regional Affiliates fuel expense.

	Three Months Ended March 31,
				Average price per gallon (in cents)
(In millions, except per gallon)	2010	2009	% Change	2010	2009	% Change
Mainline fuel purchase cost	$974	$748	30.2	219.4	159.1	37.9
Non-cash fuel hedge gains in Mainline fuel (a)	(31)	(191)	(83.8)	(7.0)	(40.6)	(82.8)
Cash fuel hedge losses in Mainline fuel (a)	15	242	(93.8)	3.4	51.5	(93.4)

Total Mainline fuel expense	958	799	19.9	215.8	170.0	26.9
Regional Affiliates fuel expense (b)	249	164	51.8	239.4	178.3	34.3

UAL system operating fuel expense	$1,207	$963	25.3	220.3	171.4	28.5

Mainline fuel consumption (gallons)	444	470	(5.5)
Regional Affiliates fuel consumption (gallons)	104	92	13.0

Total fuel consumption (gallons)	548	562	(2.5)

(a)	In 2009, the Company incurred additional fuel hedge gains/losses which are classified in nonoperating expense as described below.
(b)	Regional Affiliates fuel costs are classified as part of Regional Affiliates expense.

Salaries and related costs increased $27 million, or 3%, in the first quarter of 2010 as compared to the year-ago period. The Company recorded a $2 million reversal of severance expense during the first quarter of 2010 which related to the Company’s workforce reduction plans and a total decrease to salaries of $37 million from severance and employee benefit adjustments in the first quarter of 2009. In addition, the Company incurred expense of $18 million in 2010 due to on-time performance bonuses for operations employee groups and estimated annual incentive plan expense as compared to $11 million for on-time bonuses recognized in 2009. Salaries also increased due to the impact of annual wage increases. Partially offsetting these increases was the impact of the Company’s reduced workforce in 2010 compared to 2009. The Company had approximately 43,000 average full-time equivalent employees for the three months ended March 31, 2010 as compared to approximately 45,000 average full-time equivalent employees in the year-ago period.

Regional Affiliates expense increased $144 million, or 22%, during the first quarter of 2010 as compared to the same period last year. Regional Affiliates expense increased primarily due to an $85 million increase in Regional Affiliates fuel cost that was driven by a higher average price per gallon of Regional Affiliates jet fuel in 2010 as well as higher jet fuel consumption due to increased traffic, as presented in the fuel table above. Other Regional Affiliates operating expenses also increased due to the addition of Regional Affiliates capacity as compared to the year-ago period. Regional Affiliates operating income was $25 million in the 2010 period, as compared to an operating loss of $12 million in the 2009 period. Regional Affiliates operating results were relatively consistent on a year-over-year basis as the benefits of increased traffic and yield were offset by higher fuel and other operating costs.

Depreciation and amortization decreased $20 million, or 9%, in the first quarter of 2010 primarily due to the removal of spare parts and aircraft from the Company’s fleet throughout 2009.

Distribution expenses increased $19 million, or 16%, in the first quarter of 2010 as compared to the prior year primarily due to increased commissions, credit card fees and global distribution services (“GDS”) fees driven by higher passenger revenues.

In the first quarter of 2010, the Company recorded Impairment and special items of $18 million which primarily relates to the decrease in value of aircraft related assets. In the first quarter of 2009, the Company recorded intangible asset impairment adjustments of $110 million and other special charges of $9 million. The special charges and impairments relate to the Mainline segment and are classified within Impairments and special items in the Company’s Financial Statements. See Note 10, “Fair Value Measurements and Derivative Instruments” and Note 13, “Asset Impairments and Special Items,” in the Footnotes for additional information.

In the first quarter of 2010, other operating expenses decreased by $30 million, or 13%, as compared to the 2009 period, due to better operational performance driving reduced interrupted trip expense and less capacity reducing other variable costs.

Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Three Months Ended March 31,		Favorable/(Unfavorable) Change
(In millions)	2010	2009	$	%
Interest expense	$(178)	$(134)	$(44)	32.8
Interest income	1	7	(6)	(85.7)
Interest capitalized	2	3	(1)	(33.3)
Miscellaneous, net:
Non-cash fuel hedge gains (losses)	—	72	(72)	(100.0)
Cash fuel hedge losses	—	(81)	81	(100.0)
Other miscellaneous, net	24	3	21	—

UAL total	$(151)	$(130)	$(21)	(16.2)

United total	$(131)	$(130)	$(1)	(0.8)

Interest expense increased $44 million, or 33%, compared to the year-ago period primarily due to an increase in debt outstanding during the first quarter of 2010 as compared to debt outstanding during the year-ago period and amortization of debt issuance costs associated with 2009 and 2010 financings. The increase in debt outstanding in 2010 occurred because the Company completed several financings during the year ended December 31, 2009 to enhance its liquidity position due to the weak economy.

Miscellaneous, net increased $21 million from the year-ago period due to the Company’s recognition of a gain related to the repayment of certain of its EETC debt instruments. See Note 12, “Debt Obligations and Other Financing Transactions,” in the Footnotes for additional information.

Liquidity and Capital Resources

As of the date of this Form 10-Q, the Company believes it has sufficient liquidity to fund its operations for the near-term, including liquidity for scheduled repayments of debt and capital lease obligations, capital expenditures, cash deposits required under fuel hedge contracts and other contractual obligations. We expect to meet our near-term liquidity needs from cash flows from operations, cash and cash equivalents on hand, proceeds from financing arrangements using unencumbered assets and proceeds from aircraft sales and sales of other assets, among other sources. While the Company expects to meet its near-term cash requirements, our ability to do so could be impacted by many factors including, but not limited to, the following:

•

Higher jet fuel prices, and the cost and effectiveness of hedging jet fuel prices, may require the use of significant liquidity in future periods. Fuel prices are extremely volatile and unpredictable. As of March 31, 2010, the Company was hedged using purchased call options and swaps. The Company has been, and may in the future be, required to make significant payments at the settlement dates of the hedge contracts if the settlement price is below the fixed swap price. Additionally, the Company has been, and may in the future be, required to provide counterparties with additional cash collateral prior to derivative settlement dates. While the Company’s results of operations benefit from lower fuel prices on its unhedged fuel consumption, the Company may not realize the full benefit of lower fuel prices due to unfavorable fuel hedge cash settlements. In addition, the Company may not be able to increase its revenues in response to higher fuel prices. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, and Note 11, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for further information regarding the Company’s fuel derivative instruments;

•

The Company has limited remaining assets available as collateral for loans and other indebtedness, which may make it difficult to raise additional capital, if necessary. Our level of indebtedness, non-investment grade credit rating and credit market conditions may also make it difficult for us to raise capital to meet liquidity needs and may increase our cost of borrowing. A higher cost of capital could negatively impact our results of operations, financial position and liquidity;

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

UAL’s unrestricted and restricted cash balances were $3.5 billion and $293 million, respectively, at March 31, 2010. In April 2010, the Company received $728 million from the 9.875% Secured Notes due 2013 and the 12.0% Senior Second Lien Notes due 2013 (together, the “Senior Notes”) financing as discussed below. In addition, the Company significantly reduced its 2010 and 2011 contractual commitments from the refinancing of its EETC securities, as described below.

Cash Position and Liquidity. As of March 31, 2010, approximately 25% of the Company’s cash and cash equivalents were invested in money market funds, which primarily invest in U.S. treasury securities, and the remainder was invested in AAA-rated money market funds. There are no withdrawal restrictions at the present time on any of the money market funds in which the Company has invested. We believe credit risk is limited with respect to our money market fund investments. The following table provides a summary of UAL’s net cash provided (used) by operating, investing and financing activities for the three months ended March 31, 2010 and 2009 and total cash position as of March 31, 2010 and December 31, 2009. In April 2010, the Company received net cash of $728 million from a financing which is discussed below.

	Three Months Ended March 31,
(In millions)	2010	2009
Net cash provided by operating activities	$482	$426
Net cash provided (used) by investing activities	(76)	65
Net cash provided (used) by financing activities	68	(73)

	As of March 31, 2010	As of December 31, 2009
Cash and cash equivalents	$3,516	$3,042
Restricted cash	293	341

Total cash	$3,809	$3,383

2010 and 2009 Sources and Uses of Cash

Operating Activities. UAL’s cash from operations increased by $56 million in the three months ended March 31, 2010, as compared to the year-ago period. This year-over-year increase was primarily due to increased cash from passenger and cargo services. Cash operating expenses were relatively consistent on a year-over-year basis. Net cash required for fuel in the 2010 period was relatively consistent with the year-ago period because an increase in cash expenditures for Mainline and Regional Affiliates jet fuel purchases was offset by a decrease in operating and nonoperating fuel hedge settlements as shown in the fuel expense table in Results of Operations, above. Operating cash flows in the 2009 period included the receipt of $160 million related to the future relocation of its O’Hare cargo facility.

Investing Activities. UAL’s capital expenditures were $51 million and $79 million in 2010 and 2009, respectively. Capital expenditures in both periods were limited as the Company reduced its spending in 2010 and 2009 by focusing its capital resources only on its highest-value projects due to economic conditions.

In 2009, the Company received investing cash flows of $94 million from a sale-leaseback agreement for nine aircraft. This transaction was accounted for as a capital lease, resulting in non-cash increases to capital lease assets and capital lease obligations during the first quarter of 2009. Other asset sales generated proceeds of $4 million and $33 million during the three months ended March 31, 2010 and 2009, respectively.

Financing Activities. The following are significant financing activities by the Company in the three months ended March 31, 2010 and 2009:

2010 Activity

During the first three months of 2010, the Company generated gross proceeds of approximately $1.3 billion from financing transactions as follows:

In January 2010, United issued the remaining $612 million of equipment notes related to the Series 2009-1 EETCs of which $568 million was used to complete the pre-payment of the remaining principal of the equipment notes issued in connection with the Series 2001-1 EETCs and the remaining proceeds of $44 million, before expenses and accrued interest due on the equipment notes related to the Series 2001-1 EETCs, provided the Company with incremental liquidity. The Company also received $21 million of proceeds from the distribution of the Series 2001-1 EETC trust assets upon repayment of the note obligations.

In January 2010, United also issued the remaining $696 million of equipment notes related to the Series 2009-2 EETCs of which $493 million was used to pre-pay the remaining principal of the equipment notes issued in connection with the Series 2000-2 EETCs and the remaining proceeds of $203 million, before expenses and accrued interest due on the equipment notes related to the Series 2000-2 EETCs, provided the Company with incremental liquidity.

The EETC repayments, combined with the portion of Series 2009-1 and 2009-2 issued in 2009, reduced the Company’s 2010 and 2011 debt principal payments by approximately $440 million and $275 million, respectively.

In addition to the early retirement of debt, discussed above, UAL used cash of $170 million for scheduled long-term debt and capital lease payments.

See Note 12, “Debt Obligations and Other Financing Transactions,” in the Footnotes for additional information related to the above transactions.

2009 Activity

In March 2009, the Company generated proceeds of $134 million from a mortgage financing secured by certain of the Company’s spare engines. The Company used cash of $286 million during the three months ended March 31, 2009 for scheduled long-term debt and capital lease payments.

In the first quarter of 2009, the Company received net proceeds of $62 million from the issuance of 5.4 million shares of common stock, of which 4.0 million shares were sold during the first quarter of 2009. UAL contributed $62 million to United during the three months ended March 31, 2009.

Other Financing Matters

Secured Notes Issuance. In April 2010, the Company received $672 million, net of the issuance discount and fees, from the January 2010 issuance of $700 million aggregate principal amount of the Senior Notes upon release of the collateral from the Amended Credit Facility securing the Company’s obligations under the Senior Notes and the satisfaction of certain other customary conditions. The Senior Notes are secured by United’s route authorities to operate between the United States and Japan and beyond Japan to points in other countries, certain airport takeoff and landing slots and airport gate leaseholds utilized in connection with these routes. As a part of the offering, these assets, which were previously pledged to secure the Company’s obligations under the Amended Credit Facility, were released and substituted by replacement collateral which consists of aircraft, spare engines, flight simulators and certain domestic slots. The Company received an additional $56 million in April 2010 from the return of cash that had been placed in escrow by the Company pending issuance of the Secured Notes. See Note 12, “Debt Obligations and Other Financing Transactions,” in the Footnotes for additional information.

Encumbered Assets. As of March 31, 2010 and 2009, a substantial portion of the Company’s assets, principally aircraft, spare engines, aircraft spare parts, route authorities and Mileage Plus intangible assets were pledged under various loan and other agreements. After the assets pledged under the Senior Notes issuance, discussed above, were released from the Amended Credit Facility in April 2010, a balance of approximately $200 million in unencumbered assets remains. See Note 12, “Debt Obligations and Other Financing Transactions,” in the Footnotes for additional information on assets provided as collateral by the Company.

Credit Ratings. As of March 31, 2010, the Company had a corporate credit rating of B- (outlook negative) from S&P, a corporate family rating of “Caa1” from Moody’s Investor Services and an issuer default rating of “CCC” from Fitch. These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.

Other Matters. The Company may, from time to time, make open market purchases of certain of its debt securities or other financing instruments depending on, among other factors, favorable market conditions and the Company’s liquidity position.

The Company has a $255 million revolving loan commitment available under Tranche A of its Amended Credit Facility. As of March 31, 2010 and December 31, 2009, the Company had used $255 million and $254 million, respectively, of the Tranche A commitment capacity for letters of credit. In addition, under a separate agreement, the Company had $17 million and $20 million of letters of credit issued as of March 31, 2010 and December 31, 2009, respectively. Through a separate arrangement, the Company has an additional $150 million available under an unused credit facility.

Amended Credit Facility Covenants. The Company’s Amended Credit Facility requires compliance with certain covenants, including a fixed charge coverage ratio. The required fixed charge coverage ratio was 1.3 to 1.0 for the twelve month period ended March 31, 2010, increasing to 1.4 to 1.0 and 1.5 to 1.0 for the twelve months ending June 2010 and September 2010, respectively. The Company was in compliance with this ratio and all of its Amended Credit Facility covenants as of March 31, 2010.

Although the Company was in compliance with all required financial covenants under the Amended Credit Facility as of March 31, 2010, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants under the Amended Credit Facility. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company’s ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

Additional details on the Company’s Amended Credit Facility covenants are available in the 2009 Annual Report.

Credit Card Processing Agreements. The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company’s credit card processing agreements, the financial institutions either require, or have the right to require, that United maintain a reserve (“reserve”) equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation (referred to as “relevant advance ticket sales”).

The Company’s credit card processing agreement with Paymentech and JPMorgan Chase Bank, N.A. contains a cash reserve requirement. The amount of any such cash reserve will be determined based on the amount of unrestricted cash held by the Company as defined under the Amended Credit Facility. If the Company’s unrestricted cash balance is at or more than $2.5 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if the Company’s unrestricted cash is less than $2.5 billion, its required reserve will increase to a percentage of relevant advance ticket sales. Based on the Company’s March 31, 2010 unrestricted cash balance, the Company was not required to provide cash collateral above the current $25 million reserve balance.

Under the credit card processing agreement with American Express, the Company will be required to provide reserves based primarily on its unrestricted cash balance and net current exposure as of any calendar month-end measurement date. The agreement with American Express permits the Company to provide certain replacement collateral in lieu of cash collateral, as long as the Company’s unrestricted cash is above $1.35 billion. Based on the Company’s unrestricted cash balance at March 31, 2010, the Company was not required to provide any reserves under this agreement.

Additional details on the Company’s credit card processing agreements are available in the 2009 Annual Report.

Critical Accounting Policies

See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report for a detailed discussion of the Company’s critical accounting policies.

Derivative instruments used for aircraft fuel. The Company utilizes derivative instruments to manage the risk of potential increases in the price of aircraft fuel. As of March 31, 2010 and December 31, 2009, the Company had a net derivative asset of $177 million and $133 million, respectively, related to the net fair value of these derivative instruments. Prior to April 1, 2010, the Company did not designate any of these instruments as cash flow hedges under GAAP. Therefore, any increase or decrease in the market value of these instruments was immediately recognized in earnings each period until the contracts settle.

Effective April 1, 2010, the Company designated its existing fuel derivative instrument portfolio as cash flow hedges and intends to designate new contracts as cash flow hedges for accounting purposes, when possible under ASC 815, Derivatives and Hedging. Classification of these instruments as cash flow hedges permits the deferral of the effective portions of gains or losses until contract settlement.

ASC 815 is a complex accounting standard and requires the Company to develop and maintain a significant amount of documentation related to (1) the Company’s fuel hedging program and strategy, (2) statistical analysis supporting a highly correlated relationship between the underlying commodity in the derivative financial instrument and the risk being hedged (i.e., aircraft fuel) on both a historical and prospective basis, and (3) cash flow designation for each hedging transaction executed, to be developed concurrently with the hedging transaction.

Historically, our hedges have settled within approximately one year; therefore, any future deferred gains and losses will be recognized into earnings over a relatively short period of time.

Change in Accounting for Frequent Flyer Program. The Company follows a deferred revenue accounting policy to record the fair value of its Mileage Plus frequent flyer obligation. The Company defers the portion of the sales proceeds of ticketed revenue on United and our alliance partners, as well as revenue associated with mileage sales to third parties, that represents the estimated air transportation fair value of the miles awarded. This deferred revenue is then recognized when the miles are redeemed. Some of these miles will never be redeemed by Mileage Plus members, and the Company historically recognized an estimate of revenue from the expected expired miles, which is referred to as breakage, over an estimated redemption period. The Company reviews its breakage estimates annually based upon the latest available information regarding mileage redemption and expiration patterns.

During the first quarter of 2010 the Company obtained additional historical data, previously unavailable, which has enabled the Company to refine its estimate of the amount of breakage in the mileage population. This new data enables us to better identify historical differences between certain of our mileage breakage estimates and the amounts that have actually been experienced. As a result, the Company increased its estimate of the number of frequent flyer miles expected to expire. In conjunction with this change in estimate, the Company also adopted a change to the accounting methodology used to recognize Mileage Plus breakage. Both the change in estimate and methodology have been applied prospectively effective January 1, 2010. The new accounting method recognizes breakage as a component of the weighted average redemption rate on actual redemptions as compared to our prior method which recognized a pool of breakage dollars over an estimated redemption period. We believe that this is a preferable change to the accounting methodology for breakage because breakage will be recognized as a component of the rate at which actual miles are redeemed.

This change in accounting resulted in approximately $64 million, or $0.38 per share, of additional passenger revenue recorded in the period ended March 31, 2010. The Company expects similar amounts will continue to be recognized in each of the remaining quarters of 2010.

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its Amended Credit Facility and other financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact the economic recession has on customer travel patterns; the increasing reliance on enhanced video-conferencing and other technology as a means of conducting virtual meetings; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aviation fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aviation fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; industry consolidation; competitive pressures on pricing and on demand; capacity decisions of United and/or its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements); labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; and other risks and uncertainties set forth under Item 1A., Risk Factors of the 2009 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The discussion below describes changes in our market risks since December 31, 2009. For additional information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2009 Annual Report. See Note 10, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for further information related to the Company’s fuel and foreign currency hedge positions.

Commodity Price Risk (Jet Fuel)—Our results of operations and liquidity may be materially impacted by changes in the price of aircraft fuel and other oil-related commodities and related derivative instruments. When market conditions indicate risk reduction is achievable, United may use commodity option contracts or other derivative instruments to reduce its price risk exposure to jet fuel. The Company’s derivative positions are typically comprised of crude oil, heating oil and jet fuel derivatives. The derivative instruments are designed to provide protection against increases in the price of aircraft fuel. Some derivative instruments may result in hedging losses if the underlying commodity prices drop below specified floors; however, the negative impact of these losses may be offset by the benefit of lower jet fuel acquisition cost. United may adjust its hedging program based on changes in market conditions. At March 31, 2010, the fair value of United’s fuel derivative instruments was a net receivable of $177 million, as compared to a net receivable of $133 million at December 31, 2009.

As of March 31, 2010, the Company had hedged approximately 3% and 49% of its 2011 and remaining 2010, respectively, expected consolidated fuel consumption primarily with a combination of swaps and purchased call options. The Company’s hedge position at March 31, 2010 consisted of a notional amount of 11 million barrels with purchased call options at a weighted-average crude oil equivalent strike price of $78 per barrel and 11 million barrels with swaps at a crude oil equivalent average price of $78 per barrel. All of these derivative instruments mature within 12 months of March 31, 2010. As of December 31, 2009, the Company had hedged 36% of its 2010 consolidated fuel consumption.

The above derivative positions are subject to potential counterparty cash collateral requirements in some circumstances. The Company provided counterparties with cash collateral of $3 million as of March 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES.

UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports UAL and United each file with the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer of both UAL and United, performed an evaluation to conclude with reasonable assurance that its disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of both UAL and United have concluded that as of March 31, 2010, the disclosure controls and procedures of both UAL and United were effective.

There were no changes in UAL’s or United’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

UAL and United are parties to the legal proceedings described in the 2009 Annual Report.

ITEM 1A. RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2009 Annual Report for a detailed discussion of the risk factors affecting UAL and United.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents repurchases of UAL common stock made in the first quarter of fiscal year 2010.

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
01/01/10 – 01/31/10	798	$12.45	—	(b	)
02/01/10 – 02/28/10	182,242	12.47	—	(b	)
03/01/10 – 03/31/10	—	—	—	(b	)

Total	183,040	12.47	—	(b	)

(a)	Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.
(b)	The UAL Corporation 2008 Incentive Compensation Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units. However, this plan does not specify a maximum number of shares that may be repurchased.

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

UAL CORPORATION
(Registrant)

Date: April 27, 2010	By:	/s/ Kathryn A. Mikells
Kathryn A. Mikells Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

UNITED AIR LINES, INC.
(Registrant)

Date: April 27, 2010	By:	/s/ Kathryn A. Mikells
Kathryn A. Mikells Executive Vice President and Chief Financial Officer (principal financial officer)

Date: April 27, 2010	By:	/s/ David M. Wing
David M. Wing Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

The documents listed below are being filed on behalf of UAL and United as indicated.

*4.1	Priority Lien Security Agreement, dated as of April 19, 2010, between United Air Lines, Inc. and Wilmington Trust FSB, as collateral trustee (filed as exhibit 4.1. to UAL’s Form 8-K dated April 19, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.2	Junior Lien Security Agreement, dated as of April 19, 2010, between United Air Lines, Inc. and Wilmington Trust FSB, as collateral trustee (filed as exhibit 4.2 to UAL’s Form 8-K dated April 19, 2010, Commission file number 1-6033, and incorporated herein by reference)

^10.1	Purchase Agreement Number 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.2	Letter Agreement No. 3427-02 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

10.3	Letter Agreement No. 3427-05 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.4	Letter Agreement No. 3427-07 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.5	Letter Agreement No. 6-1162-ELP-0759 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.6	Letter Agreement No. 6-1162-ELP-0760 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.7	Letter Agreement No. 6-1162-ELP-0762 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.8	Letter Agreement No. 6-1162-ELP-0777 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.9	Letter Agreement No. 6-1162-ELP-0778 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.10	Letter Agreement No. 6-1162-ELP-0779 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.11	Letter Agreement No. 6-1162-ELP-0780 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.12	Letter Agreement No. 6-1162-ELP-0781 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.13	Letter Agreement No. 6-1162-ELP-0783 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.14	Letter Agreement No. 6-1162-ELP-0784 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.15	Letter Agreement No. 6-1162-ELP-0785 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.16	Letter Agreement No. 6-1162-ELP-0786 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.17	Letter Agreement No. 6-1162-ELP-0787 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.18	Letter Agreement No. 6-1162-ELP-0788 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.19	Letter Agreement No. 6-1162-ELP-0790 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.20	Letter Agreement No. 6-1162-ELP-0792 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.21	Letter Agreement No. 6-1162-ELP-0794 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.22	Letter Agreement No. 6-1162-ELP-0795 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

10.23	Letter Agreement No. 6-1162-IRS-0182 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.24	Letter Agreement No. 6-1162-IRS-0183 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.25	Letter Agreement No. 6-1162-IRS-0185 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.26	Letter Agreement No. 6-1162-NIW-2015 to Purchase Agreement No. 3427, dated February 19, 2010, between The Boeing Company and United Air Lines, Inc.

^10.27	Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S and United Air Lines. Inc.

^10.28	Letter Agreement No. 1 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S and United Air Lines. Inc.

^10.29	Letter Agreement No. 2 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S and United Air Lines. Inc.

^10.30	Letter Agreement No. 3 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S and United Air Lines. Inc.

^10.31	Letter Agreement No. 4 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S and United Air Lines. Inc.

^10.32	Letter Agreement No. 5 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S and United Air Lines. Inc.

^10.33	Letter Agreement No. 6 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S and United Air Lines. Inc.

^10.34	Letter Agreement No. 7 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S and United Air Lines. Inc.

^10.35	Letter Agreement No. 8 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S and United Air Lines. Inc.

^10.36	Letter Agreement No. 9 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S and United Air Lines. Inc.

^10.37	Letter Agreement No. 10 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S and United Air Lines. Inc.

^10.38	Letter Agreement No. 11 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S and United Air Lines. Inc.

^10.39	Letter Agreement No. 12 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S and United Air Lines. Inc.

^10.40	Letter Agreement No. 13 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S and United Air Lines. Inc.

12.1	UAL Corporation Computation of Ratio of Earnings to Fixed Charges

12.2	United Air Lines, Inc. Computation of Ratio of Earnings to Fixed Charges

18	Letter from Ernst & Young LLP, dated April 27, 2010, regarding the change in accounting principle

31.1	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Previously filed
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.