Form 10-Q
period 2010-06-30
UAL CORP /DE/; UNITED AIR LINES INC
filed 2010-07-20
CIK 100517, 101001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 15, 2010.

UAL Corporation	168,361,643 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by UAL Corporation) There is no market for United Air Lines, Inc. common stock.

UAL Corporation and Subsidiary Companies and

United Air Lines, Inc. and Subsidiary Companies

Report on Form 10-Q

For the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,
	2010	2009
Operating revenues:
Passenger — United Airlines	$3,712	$2,941
Passenger — Regional Affiliates	1,021	749
Cargo	190	121
Other operating revenues	238	207

	5,161	4,018

Operating expenses:
Aircraft fuel	1,198	665
Salaries and related costs	1,020	963
Regional Affiliates	911	708
Purchased services	256	286
Aircraft maintenance materials and outside repairs	245	240
Landing fees and other rent	241	229
Depreciation and amortization	215	222
Distribution expenses	154	139
Impairments, merger-related costs and special items (Note 15)	106	88
Aircraft rent	81	89
Cost of third party sales	61	60
Other operating expenses	239	222

	4,727	3,911

Income from operations	434	107

Other income (expense):
Interest expense	(171)	(135)
Interest income	2	5
Interest capitalized	3	2
Miscellaneous, net	3	35

	(163)	(93)

Income before income taxes and equity in earnings of affiliates	271	14
Income tax benefit	(2)	(13)

Income before equity in earnings of affiliates	273	27
Equity in earnings of affiliates, net of tax	—	1

Net income	$273	$28

Earnings per share, basic	$1.62	$0.19

Earnings per share, diluted	$1.29	$0.19

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Operations (Unaudited)

(In millions, except per share amounts)

	Six Months Ended June 30,
	2010	2009
Operating revenues:
Passenger — United Airlines	$6,738	$5,642
Passenger — Regional Affiliates	1,861	1,408
Cargo	347	245
Other operating revenues	456	414

	9,402	7,709

Operating expenses:
Aircraft fuel	2,156	1,464
Salaries and related costs	1,968	1,884
Regional Affiliates	1,726	1,379
Purchased services	543	573
Landing fees and other rent	469	450
Aircraft maintenance materials and outside repairs	467	465
Depreciation and amortization	428	455
Distribution expenses	291	257
Aircraft rent	162	177
Impairments, merger-related costs and special items (Note 15)	124	207
Cost of third party sales	118	113
Other operating expenses	447	460

	8,899	7,884

Income (loss) from operations	503	(175)

Other income (expense):
Interest expense	(349)	(269)
Interest income	3	12
Interest capitalized	5	5
Miscellaneous, net	27	29

	(314)	(223)

Income (loss) before income taxes and equity in earnings of affiliates	189	(398)
Income tax benefit	(1)	(42)

Income (loss) before equity in earnings of affiliates	190	(356)
Equity in earnings of affiliates, net of tax	1	2

Net income (loss)	$191	$(354)

Earnings (loss) per share, basic	$1.14	$(2.44)

Earnings (loss) per share, diluted	$0.96	$(2.44)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited)

(In millions, except shares)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$4,906	$3,042
Restricted cash	53	128
Receivables, net of allowance for doubtful accounts	971	743
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2010 — $57; 2009 — $61)	280	472
Aircraft lease deposits maturing within one year	275	293
Deferred income taxes	51	63
Prepaid expenses and other	447	364

	6,983	5,105

Operating property and equipment:
Owned:
Flight equipment	8,354	8,303
Advances on flight equipment	51	—
Other property and equipment	1,767	1,745

	10,172	10,048
Less — accumulated depreciation and amortization	(2,293)	(2,010)

	7,879	8,038

Capital leases:
Flight equipment	2,095	2,096
Other property and equipment	51	51

	2,146	2,147
Less — accumulated amortization	(422)	(345)

	1,724	1,802

	9,603	9,840

Other assets:
Intangibles, less accumulated amortization (2010 — $440; 2009 — $408)	2,416	2,455
Restricted cash	197	213
Investments	97	88
Aircraft lease deposits	10	33
Other, net	828	950

	3,548	3,739

	$20,134	$18,684

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited)

(In millions, except shares)

	June 30, 2010	December 31, 2009
Liabilities and Stockholders’ Deficit
Current liabilities:
Advance ticket sales	$2,300	$1,492
Mileage Plus deferred revenue	1,745	1,515
Long-term debt maturing within one year (Note 14)	1,415	545
Accounts payable	926	803
Accrued salaries, wages and benefits	817	701
Current obligations under capital leases	464	426
Other	906	991

	8,573	6,473

Long-term debt	6,281	6,378
Long-term obligations under capital leases	1,014	1,194

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,356	2,720
Postretirement benefit liability	1,940	1,928
Advanced purchase of miles	1,115	1,157
Deferred income taxes	537	551
Other	1,074	1,094

	7,022	7,450

Commitments and contingent liabilities (Note 13)

Stockholders’ deficit:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 168,361,795 and 167,610,620 shares at June 30, 2010 and December 31, 2009, respectively	2	2
Additional capital invested	3,146	3,136
Retained deficit	(5,765)	(5,956)
Stock held in treasury, at cost	(30)	(28)
Accumulated other comprehensive income (loss)	(109)	35

	(2,756)	(2,811)

	$20,134	$18,684

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
Cash flows provided (used) by operating activities:
Net income (loss)	$191	$(354)
Adjustments to reconcile to net cash provided (used) by operating activities —
Increase in advance ticket sales	808	386
Depreciation and amortization	428	455
Unrealized gain/loss on fuel derivatives and change in related pending settlements	(22)	(809)
Asset impairments and special items	90	207
Increase (decrease) in Mileage Plus deferred revenue and advanced purchase of miles	(60)	129
Decrease in fuel hedge collateral	4	780
Increase in receivables	(303)	(52)
Proceeds from lease amendment	—	160
Other, net	220	(80)

	1,356	822

Cash flows provided (used) by investing activities:
Additions to property, equipment and deferred software	(124)	(170)
Advance deposits on aircraft	(42)	—
Decrease in restricted cash	43	20
Proceeds from asset dispositions	25	46
Proceeds from asset sale-leasebacks	—	94
Other, net	3	1

	(95)	(9)

Cash flows provided (used) by financing activities:
Proceeds from issuance of long-term debt	1,995	134
Repayment of debt	(1,274)	(395)
Principal payments under capital leases	(93)	(103)
Increase in deferred financing costs	(26)	(4)
Proceeds from issuance of common stock	—	63
Decrease in lease deposits	1	22
Other, net	—	(3)

	603	(286)

Increase in cash and cash equivalents during the period	1,864	527
Cash and cash equivalents at beginning of the year	3,042	2,039

Cash and cash equivalents at end of the period	$4,906	$2,566

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Operations (Unaudited)

(In millions)

	Three Months Ended June 30,
	2010	2009
Operating revenues:
Passenger — United Airlines	$3,712	$2,941
Passenger — Regional Affiliates	1,021	749
Cargo	190	121
Other operating revenues	240	209

	5,163	4,020

Operating expenses:
Aircraft fuel	1,198	665
Salaries and related costs	1,020	963
Regional Affiliates	911	708
Purchased services	256	286
Aircraft maintenance materials and outside repairs	245	240
Landing fees and other rent	241	229
Depreciation and amortization	215	222
Distribution expenses	154	139
Impairments, merger-related costs and special items (Note 15)	106	88
Aircraft rent	81	89
Cost of third party sales	61	60
Other operating expenses	239	221

	4,727	3,910

Income from operations	436	110

Other income (expense):
Interest expense	(166)	(135)
Interest income	2	5
Interest capitalized	3	2
Miscellaneous, net	4	35

	(157)	(93)

Income before income taxes and equity in earnings of affiliates	279	17
Income tax benefit	(2)	(13)

Income before equity in earnings of affiliates	281	30
Equity in earnings of affiliates, net of tax	—	1

Net income	$281	$31

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Operations (Unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
Operating revenues:
Passenger — United Airlines	$6,738	$5,642
Passenger — Regional Affiliates	1,861	1,408
Cargo	347	245
Other operating revenues	460	419

	9,406	7,714

Operating expenses:
Aircraft fuel	2,156	1,464
Salaries and related costs	1,968	1,884
Regional Affiliates	1,726	1,379
Purchased services	543	573
Landing fees and other rent	469	450
Aircraft maintenance materials and outside repairs	467	465
Depreciation and amortization	428	455
Distribution expenses	291	257
Aircraft rent	162	179
Cost of third party sales	118	113
Impairments, merger-related costs and special items (Note 15)	124	207
Other operating expenses	446	459

	8,898	7,885

Income (loss) from operations	508	(171)

Other income (expense):
Interest expense	(339)	(269)
Interest income	3	12
Interest capitalized	5	5
Miscellaneous, net	28	29

	(303)	(223)

Income (loss) before income taxes and equity in earnings of affiliates	205	(394)
Income tax benefit	(1)	(42)

Income (loss) before equity in earnings of affiliates	206	(352)
Equity in earnings of affiliates, net of tax	1	2

Net income (loss)	$207	$(350)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited)

(In millions, except shares)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$4,900	$3,036
Restricted cash	53	128
Receivables, net of allowance for doubtful accounts	970	743
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2010 — $57; 2009 — $61)	280	472
Aircraft lease deposits maturing within one year	275	293
Receivables from related parties	108	73
Deferred income taxes	46	57
Prepaid expenses and other	434	352

	7,066	5,154

Operating property and equipment:
Owned:
Flight equipment	8,354	8,303
Advances on flight equipment	51	—
Other property and equipment	1,767	1,745

	10,172	10,048
Less — accumulated depreciation and amortization	(2,293)	(2,010)

	7,879	8,038

Capital leases:
Flight equipment	2,095	2,096
Other property and equipment	51	51

	2,146	2,147
Less — accumulated amortization	(422)	(345)

	1,724	1,802

	9,603	9,840

Other assets:
Intangibles, less accumulated amortization (2010 — $440; 2009 — $408)	2,416	2,455
Restricted cash	196	212
Investments	97	88
Aircraft lease deposits	10	33
Other, net	822	943

	3,541	3,731

	$20,210	$18,725

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited)

(In millions, except shares)

	June 30, 2010	December 31, 2009
Liabilities and Stockholder’s Deficit
Current liabilities:
Advance ticket sales	$2,300	$1,492
Mileage Plus deferred revenue	1,745	1,515
Long-term debt maturing within one year (Note 14)	1,415	544
Accounts payable	929	806
Accrued salaries, wages and benefits	817	701
Current obligations under capital leases	464	426
Other	1,028	1,096

	8,698	6,580

Long-term debt	5,936	6,033
Long-term obligations under capital leases	1,014	1,194

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,356	2,720
Postretirement benefit liability	1,940	1,928
Advanced purchase of miles	1,115	1,157
Deferred income taxes	455	469
Other	1,075	1,096

	6,941	7,370

Commitments and contingent liabilities (Note 13)

Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; outstanding 205 at both June 30, 2010 and December 31, 2009	—	—
Additional capital invested	3,411	3,401
Retained deficit	(5,681)	(5,888)
Accumulated other comprehensive income (loss)	(109)	35

	(2,379)	(2,452)

	$20,210	$18,725

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
Cash flows provided (used) by operating activities:
Net income (loss)	$207	$(350)
Adjustments to reconcile to net cash provided (used) by operating activities—
Increase in advance ticket sales	808	386
Depreciation and amortization	428	455
Unrealized gain/loss on fuel derivatives and change in related pending settlements	(22)	(809)
Asset impairments and special items	90	207
Increase (decrease) in Mileage Plus deferred revenue and advanced purchase of miles	(60)	129
Decrease in fuel hedge collateral	4	780
Increase in receivables	(302)	(45)
Proceeds from lease amendment	—	160
Other, net	199	(89)

	1,352	824

Cash flows provided (used) by investing activities:
Additions to property, equipment and deferred software	(124)	(170)
Advance deposits on aircraft	(42)	—
Decrease in restricted cash	43	16
Proceeds from asset dispositions	25	46
Proceeds from asset sale-leasebacks	—	94
Other, net	3	—

	(95)	(14)

Cash flows provided (used) by financing activities:
Proceeds from issuance of long-term debt	1,995	134
Repayment of debt	(1,273)	(394)
Principal payments under capital leases	(93)	(103)
Increase in deferred financing costs	(26)	(4)
Capital contribution from parent	—	62
Decrease in lease deposits	1	22
Other, net	3	—

	607	(283)

Increase in cash and cash equivalents during the period	1,864	527
Cash and cash equivalents at beginning of the year	3,036	2,033

Cash and cash equivalents at end of the period	$4,900	$2,560

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

Interim Financial Statements. The UAL and United unaudited condensed consolidated financial statements (the “Financial Statements”) shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The Company believes that the disclosures presented here are not misleading. The Financial Statements include all adjustments, including normal recurring adjustments and other adjustments such as asset impairment charges, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. Certain prior year amounts have been reclassified to conform to the current year’s presentation. These Financial Statements should be read together with the information included in the combined UAL and United Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”).

Restricted Cash. Restricted cash primarily includes cash collateral associated with workers’ compensation obligations, reserves for institutions that process credit card ticket sales and cash collateral received from fuel hedge counterparties. Industry practice includes classification of restricted cash flows as investing cash flows by some airlines and as operating cash flows by others. Cash flows related to restricted cash activity are classified as investing activities in the Financial Statements because the Company considers restricted cash arising from these activities similar to an investment. UAL’s cash flows associated with its restricted cash balances for the six months ended June 30, 2010 and 2009 were $43 million and $20 million, respectively.

(2) Merger and Related Matters

On May 2, 2010, UAL and Continental Airlines, Inc. (“Continental”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for a “merger of equals” business combination of UAL and Continental. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of UAL will merge with and into Continental, with Continental surviving as a wholly-owned subsidiary of UAL. Upon completion of the merger, UAL will be the parent company of both Continental and United Air Lines, Inc. and UAL’s name will be changed to United Continental Holdings, Inc.

Subject to the terms and conditions of the Merger Agreement, which was approved by the boards of directors of UAL and Continental, if the merger is completed, each outstanding share of Continental common stock will be converted into the right to receive 1.05 shares of UAL common stock, with cash paid in lieu of any fractional shares of UAL common stock that a Continental stockholder would otherwise have been entitled to receive. Continental stock options, other equity awards (other than profit-based restricted stock units that will be converted into a fixed amount in cash) and convertible debt securities will be generally converted into stock options, equity awards and convertible debt securities with respect to UAL common stock, after giving effect to the exchange ratio.

The Merger Agreement contains certain termination rights for both UAL and Continental, including if the merger is not consummated on or before December 31, 2010 (which is subject to extension under certain circumstances but generally not beyond September 30, 2011) and if the approval of the stockholders of either UAL or Continental is not obtained. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by UAL or Continental as a result of an adverse change in the recommendation of the other party’s board of directors, UAL may be required to pay to Continental, or Continental may be required to pay to UAL, a termination fee of $175 million.

UAL is expected to incur substantial expenses in connection with the merger. While UAL has assumed that a certain level of expenses would be incurred, there are many factors that could affect the total amount or the timing of the expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the merger and likely will result in the combined company taking significant charges against earnings following the completion of the merger. The amount and timing of such charges are uncertain at the present time.

Completion of the merger is subject to obtaining certain regulatory clearances and the satisfaction or waiver of the other conditions as contained in the Merger Agreement. For additional information related to the merger refer to UAL’s Registration Statement on Form S-4 which was filed with the SEC on June 25, 2010.

(3) New Accounting Pronouncements, Changes in Estimate and Change in Accounting

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. Certain disclosure requirements of ASU No. 2010-06 were effective beginning in the first quarter of 2010, while other disclosure requirements of the ASU are effective for financial statements issued for reporting periods beginning after December 15, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect the Company’s financial condition, results of operations or cash flows.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends certain concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company’s adoption of this guidance effective January 1, 2010 did not change its conclusions with regard to variable interest entities and did not have an impact on its Financial Statements.

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

During the first quarter of 2010, the Company evaluated the impact of its previously announced widebody aircraft purchase commitments on the remaining useful lives and residual values of its B747 and B767 aircraft, which are expected to be replaced by the new aircraft. During the second quarter of 2010, the Company evaluated the residual values for certain of its widebody aircraft because of the decrease in value of its nonoperating B747 aircraft as discussed below in Note 15, “Asset Impairments, Merger-related Costs and Special Items.” Based on these evaluations, the Company adjusted aircraft retirement dates and residual values, resulting in increases in depreciation expense of $9 million, or $0.04 per diluted share, in the three months ended June 30, 2010, and $11 million, or $0.05 per diluted share, in the six months ended June 30, 2010. The expected impact of these changes in estimate is $23 million for the last six months of 2010.

The Company follows a deferred revenue accounting policy to record the fair value of its Mileage Plus frequent flyer obligation. The Company defers the portion of the sales proceeds of ticketed revenue on

United and its alliance partners, as well as revenue associated with mileage sales to third parties, that represents the estimated air transportation fair value of the miles awarded. This deferred revenue is then recognized when the miles are redeemed. Some of these miles will never be redeemed by Mileage Plus members, and the Company historically recognized an estimate of revenue from the expected expired miles, which is referred to as breakage, over an estimated redemption period. The Company reviews its breakage estimates annually based upon the latest available information regarding mileage redemption and expiration patterns.

During the first quarter of 2010, the Company obtained additional historical data, previously unavailable, which has enabled the Company to refine its estimate of the amount of breakage in the mileage population. This new data enables the Company to better identify historical differences between certain of its mileage breakage estimates and the amounts that have actually been experienced. As a result, the Company increased its estimate of the number of frequent flyer miles expected to expire. In conjunction with this change in estimate, the Company also adopted a change to the accounting methodology used to recognize Mileage Plus breakage. Both the change in estimate and methodology have been applied prospectively effective January 1, 2010. The new accounting method recognizes breakage as a component of the weighted average redemption rate on actual redemptions as compared to the Company’s prior method which recognized a pool of breakage dollars over an estimated redemption period. The Company believes that this is a preferable change to the accounting methodology for breakage because breakage will be recognized as a component of the rate at which actual miles are redeemed.

The Company estimates these changes increased passenger revenue by approximately $75 million, or $0.45 per basic share, in the three months ended June 30, 2010, and approximately $140 million, or $0.83 per basic share, in the six months ended June 30, 2010. The related diluted per share impacts were $0.32 per share for the three months ended June 30, 2010, and $0.67 per share for the six months ended June 30, 2010. The Company expects similar amounts will be recognized in the last six months of 2010.

(4) Company Operational Plans

During 2009, the Company reduced the size of its workforce and completed the removal of 100 aircraft from its Mainline fleet. One of the six B747 aircraft, which was removed from service in 2009, was brought back into service in 2010 to increase the number of spare widebody aircraft. The table below summarizes the accrued liabilities related to these operational plans.

(In millions)	Severance		Leased Aircraft
	2010	2009	2010	2009
Balance at January 1	$45	$81	$83	$16
Payments	(22)	(29)	(24)	(7)
Accruals	—	1	—	19

Balance at June 30	$23	$53	$59	$28

The total expected future payments for leased aircraft that were removed from service are $64 million, payable through 2013. Actual lease payments may be less if the Company is able to negotiate early termination of any of its leases. The remaining severance obligations are expected to be paid through the first quarter of 2012.

(5) Per Share Amounts (UAL Only)

UAL basic per share amounts were computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. UAL diluted per share amounts were computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding plus potentially dilutive common shares outstanding during the period. The table below represents the computation of UAL basic and diluted per share amounts and the number of securities that have been excluded from the computation of diluted per share amounts. UAL’s 6% Senior Notes due 2031 are callable at any time at 100% of par value, and can be redeemed with either cash or UAL common stock at UAL’s option. These notes are not included in the diluted earnings per share calculation as it is UAL’s intent to redeem these notes with cash.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share:
Earnings (loss) available to common stockholders	$273	28	$191	$(354)
Basic weighted average shares outstanding	168.0	145.1	167.7	144.9

Earnings (loss) per share, basic	$1.62	$0.19	$1.14	$(2.44)

Diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$273	$28	$191	$(354)
Effect of 4.5% Senior Limited-Subordination Convertible Notes due 2021	21	—	—	—
Effect of 5% Senior Convertible Notes due 2021	4	—	—	—
Effect of 6% Senior Convertible Notes due 2029	5	—	10	—

Earnings (loss) available to common stockholders including the effect of dilutive securities	$303	$28	$201	$(354)

Diluted Shares Outstanding
Basic weighted average shares outstanding	168.0	145.1	167.7	144.9
Restricted shares and units and stock options	1.7	—	1.6	—
4.5% Senior Limited-Subordination Convertible Notes due 2021	22.2	—	—	—
5% Senior Convertible Notes due 2021	3.4	—	—	—
6% Senior Convertible Notes due 2029	39.7	—	39.7	—

Diluted weighted average shares outstanding	235.0	145.1	209.0	144.9

Earnings (loss) per share, diluted	$1.29	$0.19	$0.96	$(2.44)

Potentially dilutive shares excluded from diluted per share amounts:
Restricted shares and units and stock options	5.4	6.7	5.5	7.6
4.5% Senior Limited-Subordination Convertible Notes due 2021	—	22.2	22.2	22.2
5% Senior Convertible Notes due 2021	—	3.4	3.4	3.4

(6) Share-Based Compensation

On April 1, 2010, the Company made a general grant of 1,274,700 restricted stock units to certain of its management employees pursuant to the UAL 2008 Incentive Compensation Plan (the “ICP”). These awards vest pro-rata over three years on the anniversary of the grant date. The terms of the awards do not provide for the acceleration of vesting upon retirement. The awards may be settled in cash or common shares at the discretion of the Human Resources Subcommittee of the UAL Board of Directors (the “Board of Directors”). The Company’s intent is to settle the restricted stock units granted on April 1, 2010 in shares.

Pursuant to its authority under the ICP, the UAL Board of Directors made a determination that the proposed merger transaction between UAL and Continental should be considered a “change of control” for purposes of outstanding awards under the ICP. Accordingly, except as described below, upon the completion of the proposed merger, all outstanding equity-based awards granted under the ICP will immediately vest and all outstanding long-term cash incentive awards will be deemed to have been achieved at target and will be paid on a pro rata basis. In addition, the Human Resources Subcommittee amended the terms of outstanding equity-based awards granted under the 2006 Management Equity Incentive Plan to provide that, except as described below, such awards will immediately vest upon completion of the merger. As described in the Company’s Form 8-K filed with the SEC on May 4, 2010, Glenn Tilton, UAL’s chairman, president and chief executive officer, and the Company’s other officers have agreed to waive their rights to accelerated vesting of equity-based awards upon completion of the merger. In addition, the Company’s officers (other than Mr. Tilton) have agreed to waive their rights to accelerated vesting and payout of long-term cash incentive awards upon completion of the proposed merger.

(7) Income Taxes

In the 2010 and 2009 periods, the Company had an insignificant effective tax rate and a 10.6% effective tax rate, respectively, as compared to the U.S. federal statutory rate of 35%, principally because of offsets from valuation allowance adjustments. The tax benefit in 2009 was primarily due to impairment of indefinite lived intangible assets. As of June 30, 2010 and December 31, 2009, UAL had a valuation allowance of $2,905 million and $3,060 million, respectively. As of June 30, 2010 and December 31, 2009, United had a valuation allowance of $2,816 million and $2,977 million, respectively. In addition to the reduction in valuation allowance of $78 million resulting from net operating loss (“NOL”) utilization offset of earnings, in 2010 the valuation allowance also decreased due to a decrease of $133 million in the deferred tax asset related to postretirement benefits resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act (“HR 3590”) and the Health Care Education and Affordability Reconciliation Act (“HR 4872”) (collectively, the “Acts”) and was partially offset by a $56 million increase due to losses on components of other comprehensive income/loss.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, including the reversals of deferred tax liabilities during the periods in which those temporary differences will become deductible. The Company’s management assesses the realizability of its deferred tax assets and records a valuation allowance for the deferred tax assets when it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. As a result, the Company has a valuation allowance against its deferred tax assets as of June 30, 2010 and December 31, 2009, to reflect management’s assessment regarding the realizability of those assets. The Company expects to continue to maintain a valuation allowance on deferred tax assets until there is sufficient positive evidence of future realization.

The Company’s ability to utilize its net operating loss (“NOL”) carryforward tax benefit may be impaired if the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. To reduce the possibility of a potential adverse effect on the Company’s ability to utilize its NOL carryforward for federal income tax purposes, the Company’s restated certificate of incorporation contains a 5% ownership limitation (“5% Ownership Limitation”) applicable to all stockholders except the Pension Benefit Guaranty Corporation (“PBGC”). The Board of Directors and the Company’s stockholders have approved an amendment to the UAL restated certificate of incorporation to extend the effective period of the 5% Ownership Limitation through February 1, 2014 or until such later date as may be approved by the Board of Directors in its sole discretion. The 5% Ownership Limitation prohibits (i) the acquisition by a single stockholder of shares representing 5% or more of the common stock of UAL and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL’s common stock, unless prior written approval is granted by the Board of Directors.

(8) Postretirement Plans

The Company provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees, as shown in the table below. The Company has reserved the right, subject to collective bargaining and other agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees. The curtailment gains in the 2009 periods were attributed to a reduction in future service for certain of the Company’s postretirement plans due to reductions in workforce.

The Company’s net periodic benefit cost includes the following components:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$8	$7	$15	$14
Interest cost	29	28	58	57
Expected return on plan assets	(1)	—	(1)	(1)
Gain due to curtailment	—	(1)	—	(7)
Amortization of unrecognized gain and prior service cost	(3)	(5)	(6)	(10)

Net periodic benefit costs	$33	$29	$66	$53

In March 2010, the President of the United States signed into law comprehensive health care reform legislation under the Acts. The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods. Other than the reduction of deferred tax assets for postretirement benefits, which was recorded in the first quarter of 2010, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. Based on the analysis to date of the provisions in the Acts, a re-measurement of the Company’s retiree plan liabilities is not required at this time. In addition, the Company may consider plan amendments in future periods that may have accounting implications.

(9) Segment Information

The Company manages its business by two reportable segments: Mainline and Regional Affiliates (United Express operations). The table below includes segment information for UAL and United for the three and six month periods ended June 30, 2010 and 2009. The Company evaluates segment financial performance based on earnings before income taxes, impairments, merger-related costs, and special items.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
UAL segment information
Revenue:
Mainline	$4,140	$3,269	$7,541	$6,301
Regional Affiliates	1,021	749	1,861	1,408

Total	$5,161	$4,018	$9,402	$7,709

Segment earnings (loss):
Mainline	$267	$62	$179	$(218)
Regional Affiliates	110	41	135	29
Impairments, merger-related costs and special items (a)	(106)	(88)	(124)	(207)
Less: equity earnings (b)	—	(1)	(1)	(2)

Consolidated earnings (loss) before income taxes and equity in earnings of affiliates	$271	$14	$189	$(398)

United segment information
Revenue:
Mainline	$4,142	$3,271	$7,545	$6,306
Regional Affiliates	1,021	749	1,861	1,408

Total	$5,163	$4,020	$9,406	$7,714

Segment earnings (loss):
Mainline	$275	$65	$195	$(214)
Regional Affiliates	110	41	135	29
Impairments, merger-related costs and special items (a)	(106)	(88)	(124)	(207)
Less: equity earnings (b)	—	(1)	(1)	(2)

Consolidated earnings (loss) before income taxes and equity in earnings of affiliates	$279	$17	$205	$(394)

(a)	Asset impairment, merger-related costs, and special items are only applicable to the Mainline segment.
(b)	Equity earnings are part of the Mainline segment.

(10) Comprehensive Income (Loss)

For the three and six month periods ended June 30, 2010, UAL’s total comprehensive income was $124 million and $47 million, respectively. For the three and six months periods ended June 30, 2009, UAL’s total comprehensive income (loss) was $26 million and $(358) million, respectively. For the three and six month periods ended June 30, 2010, United’s total comprehensive income was $131 million and $63 million, respectively. For the three and six months periods ended June 30, 2009, United’s total comprehensive income (loss) was $29 million and $(354) million, respectively. Comprehensive income (loss) in the 2010 and 2009 periods includes the amortization of deferred net periodic pension and other postretirement benefit gains that were recorded as a component of accumulated other comprehensive income and changes in the fair value of the Company’s available-for-sale Enhanced Equipment Trust Certificate (“EETC”) investments. Comprehensive income in the 2010 periods also includes the impact of fuel hedge gains/losses on derivative contracts designated as cash flow hedges. The Company did not apply cash flow hedge accounting to its fuel hedge instruments in 2009.

(11) Fair Value Measurements

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

The tables below present disclosures about fair value measurements of financial assets and financial liabilities recognized in the Company’s Financial Statements.

(In millions)	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		Fair Value Measurements at June 30, 2010
Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Financial assets:
Money market funds	$4,655	$4,655	$—	$—
Noncurrent EETC available-for-sale securities	61	—	—	61
Current fuel derivative purchased call options	75	—	75	—
Current fuel derivative swaps	6	—	6	—

Total financial assets	$4,797	$4,655	$81	$61

Financial liabilities:
Current fuel derivative instruments	$64	$—	$64	$—

Total financial liabilities	$64	$—	$64	$—

		Fair Value Measurements at December 31, 2009
Financial assets:
Money market funds	$3,061	$3,061	$—	$—
Noncurrent EETC available-for-sale securities	51	—	—	51
Current fuel derivative purchased call options	94	—	94	—
Current fuel derivative swaps	44	—	44	—

Total financial assets	$3,250	$3,061	$138	$51

Financial liabilities:
Current fuel derivative swaps	$5	$—	$5	$—

Total financial liabilities	$5	$—	$5	$—

Level 3 Financial Assets and Liabilities

(In millions)	Available-for-Sale Securities Three Months Ended June 30, 2010	Available-for-Sale Securities Six Months Ended June 30, 2010
Balance at beginning of period	$58	$51
Unrealized gains relating to instruments held at reporting date	3	12
Return of principal	—	(2)

Balance at end of period	$61	$61

As of June 30, 2010, the Company’s EETC securities have an amortized cost basis of $71 million and unrealized losses of $10 million and represent a portion of the Company’s previously issued and outstanding EETC securities which were repurchased in open market transactions in 2007. As of June 30, 2010, these investments have been in an unrealized loss position for a period of over twelve months. However, United has not recognized an impairment loss in earnings related to these securities because United does not intend or expect to be required to sell the securities and expects to recover its entire amortized cost basis. United expects to collect the full principal balance and all related interest payments. All changes in the fair value of these investments have been classified within Accumulated other comprehensive income in the Financial Statements.

Derivative instruments, money market funds and investments presented in the table above have the same fair values as their carrying values. The table below presents the carrying values and estimated fair values of the Company’s financial instruments not presented in the table above.

	June 30, 2010
(In millions)	Carrying Amount	Fair Value
UAL long-tem debt (including current portion) (a)	$7,696	$8,234
Lease deposits	285	291

(a)	United’s carrying value and fair value of long-term debt, which exclude the UAL 6% Senior Convertible Notes due 2029, are $7,351 million and $7,362 million, respectively.

Fair value of the above financial instruments was determined as follows.

Description	Fair Value Methodology
Cash, Cash Equivalents, Restricted Cash, Accounts Receivable, Fuel Hedge Collateral Deposits, Accounts Payable and Other Accrued Liabilities	Money market funds are classified within cash and cash equivalents. The carrying amounts approximate fair value because of the short-term maturity of these assets.

Enhanced Equipment Trust Certificates	The EETCs are not actively traded on an exchange. Fair value is based on the trading prices of United’s EETCs or similar EETC instruments issued by other airlines. The Company uses internal models and observable and unobservable inputs to corroborate third party quotes. Because certain inputs are unobservable, the Company categorized inputs to the EETC fair value valuation as Level 3. Significant inputs to the valuation models include contractual terms, risk-free interest rates and credit spreads.

Fuel Derivative Instruments	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated using option pricing models that employ observable and unobservable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Long-Term Debt	The fair value is based on the quoted market prices for the same or similar issues and discounted cash flow models using appropriate market rates. The Company’s credit risk was considered in estimating fair value.

Fair Value of Nonfinancial Assets

See Note 15, “Asset Impairments, Merger-related Costs and Special Items,” for information related to fair value measurements of nonfinancial assets performed during the 2010 and 2009 periods.

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. The Company enters into master netting agreements with its derivative counterparties. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. As of June 30, 2010, the Company had a net derivative asset of $21 million with certain of its counterparties; therefore, this amount represents the potential credit-risk loss if all of these counterparties fail to perform. The Company had a net derivative payable of $4 million with its remaining fuel counterparties at June 30, 2010.

Based on the fair value of the Company’s fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company reviews the credit risk associated with its derivative counterparties and may require collateral based on contract terms from its counterparties in the event the Company has a significant net derivative asset with its counterparties. The Company routinely reviews the credit risk associated with its counterparties which may hold the Company’s collateral to assess whether the collateral is fully recoverable from its counterparties. As described in the preceding paragraph the Company’s net derivative position with each of its counterparties as of June 30, 2010, was not material; therefore, no material amounts of collateral were held by the Company or its counterparties as of June 30, 2010.

The Company considered its own credit risk and its counterparties’ credit risk in determining the fair value of its financial instruments. The Company considered credit risk to have a minimal impact on fair value because varying amounts of collateral are either provided by or received from United’s hedging counterparties based on current market exposure and the credit-worthiness of the counterparties.

(12) Derivative Instruments

The following section includes additional information regarding derivative instruments not already disclosed above.

Aircraft Fuel Hedges. The Company has a risk management strategy to hedge a portion of its price risk related to projected jet fuel requirements. Jet fuel is one of the Company’s most significant operating expenses. Jet fuel is a commodity with significant price volatility. Prices fluctuate based on market expectations of supply and demand, among other factors. Increases in fuel prices may adversely impact the Company’s financial performance, operating cash flows and financial position as greater amounts of cash may be required to obtain jet fuel for operations. The Company periodically enters into derivative contracts to mitigate the adverse financial impact of potential increases in the price of jet fuel. The Company does not enter into derivative instruments for non-risk management purposes. The Company’s fuel hedges were not accounted for as fair value or cash flow hedges under accounting principles related to hedge accounting prior to the second quarter of 2010. Effective April 1, 2010, the Company designated substantially all of its outstanding fuel derivative contracts, which settle in periods subsequent to June 30, 2010, as cash flow hedges under applicable accounting standards. In addition, substantially all new fuel derivative contracts entered into subsequent to April 1, 2010 were designated as cash flow hedges.

Accounting pronouncements pertaining to derivative instruments and hedging are complex with stringent requirements, including documentation of hedging strategy, statistical analysis to qualify a commodity for hedge accounting both on a historical and a prospective basis, and strict contemporaneous documentation that is required at the time each hedge is designated as a cash flow hedge. As required, the Company assesses the effectiveness of each of its individual hedges on a quarterly basis. The Company also examines the effectiveness of its entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involves utilizing regression and other statistical analyses that compare changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. All derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in Accumulated other comprehensive income (loss) (“AOCI”) until the underlying jet fuel is consumed and recorded in fuel expense. The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting. Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to Aircraft fuel in the income statement. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to Aircraft fuel in the income statement in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Aircraft fuel.

If the Company terminates a derivative prior to its contractual settlement date, then the cumulative gain or loss recognized in AOCI at the termination date remains in AOCI until the forecasted transaction occurs. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations since it began applying hedge accounting on April 1, 2010.

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Financial Statements.

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its Financial Statements, and accordingly records any related collateral on a gross basis. The table below presents the fair value amounts of fuel derivative assets and liabilities and the location of amounts recognized in the Company’s Financial Statements. As of June 30, 2010, all of the Company’s fuel derivatives were designated as cash flow hedges. As of December 31, 2009, none of the Company’s fuel derivatives were designated as cash flow hedges.

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	June 30, 2010	Balance Sheet Location	June 30, 2010
Derivatives Designated as Cash Flow Hedges
Fuel contracts due within one year	Receivables	$81	Other current liabilities	$64

	Balance Sheet Location	December 31, 2009	Balance Sheet Location	December 31, 2009
Derivatives Not Designated as Cash Flow Hedges
Fuel contracts due within one year	Receivables	$138	Other current liabilities	$5

The following tables present the impact of fuel derivative instruments and their location within the Financial Statements for the three and six month periods ended June 30, 2010 and 2009. Hedge gains/losses were not allocated to Regional Affiliates expense for any periods presented.

(in millions)	Mainline Fuel		Nonoperating Income (Expense)		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Fuel derivatives not designated as cash flow or fair value hedges
Cash net gains (losses) on settled contracts	$(14)	$(157)	$—	$(95)	$(14)	$(252)
Non-cash net mark-to-market gains (losses)	(37)	305	—	135	(37)	440

Total fuel hedge gains (losses)	$(51)	$148	$—	$40	$(51)	$188

(in millions)	Mainline Fuel		Nonoperating Income (Expense)		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Cash net gains (losses) on settled contracts	$(29)	$(399)	$—	$(176)	$(29)	$(575)
Non-cash net mark-to-market gains (losses)	(6)	496	—	207	(6)	703

Total fuel hedge gains (losses)	$(35)	$97	$—	$31	$(35)	$128

	Amount of (Gain) Loss Recognized in AOCI on Derivatives (effective portion) Three and Six Months Ended June 30, (a)		Amount of (Gain) Loss Recognized in Income on Derivatives (ineffective portion) Three and Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Fuel derivatives designated as cash flow or hedges	$146	$—	$3	$—

(a)	Any gain/loss upon settlement of instruments related to this AOCI will be reclassified into earnings within twelve months. The Company did not have any AOCI related to fuel hedges prior to the quarter ended June 30, 2010; therefore, no reclassifications from AOCI to earnings occurred during any of the periods presented.

As of June 30, 2010, for the last six months of 2010 and the year ended December 31, 2011, the Company had hedged approximately 72% and 14%, respectively, of its expected consolidated fuel consumption with a combination of swaps and purchased call options. The Company’s hedge position at June 30, 2010, consisted of a notional amount of 14 million barrels with purchased call options at a weighted-average crude oil equivalent strike price of $82 per barrel and 14 million barrels with swaps at a crude oil equivalent average price of $81 per barrel. This derivative position hedges a portion of the Company’s fuel consumption purchases through June 2011.

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

Labor Negotiations. Approximately 82% of United’s employees are represented by various U.S. labor organizations. In April 2009, United served “Section 6” notices to all six of its labor unions to commence the collective bargaining process as all of United’s domestic labor contracts became amendable during January 2010. United has filed for mediation assistance in conjunction with four of its six unions: the Air Line Pilots Association (“ALPA”), the Association of Flight Attendants-Communication Workers of America, the International Association of Machinists and Aerospace Workers and the Professional Airline Flight Control Association. These filings were consistent with commitments contained in current labor contracts which provided that the parties would jointly invoke the mediation services of the National Mediation Board in the event agreements had not been reached by August 1, 2009. While the labor contract with the International Brotherhood of Teamsters also contemplates filing for mediation, the parties have agreed to continue in direct negotiations. The current contract with the International Federation of Professional and Technical Engineers does not contemplate filing for mediation.

As a result of United’s recent announcement regarding its proposed merger with Continental, ALPA has opted to suspend Section 6 negotiations and focus on joint negotiations with both United and Continental concurrently. United and Continental announced on July 20, 2010 that they have agreed in principle with ALPA on a Transition and Process Agreement which will provide a framework for conducting pilot operations of the two groups until the operating certificates of the two carriers are combined.

The outcome of these labor negotiations may materially impact the Company’s future financial results. However, the Company is unable at this time to assess the timing or magnitude of the impact, if any.

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

Contingent Senior Unsecured Notes. UAL is obligated to issue up to $500 million aggregate principal amount of 8% Contingent Senior Notes (the “8% Notes”) to the PBGC in up to eight equal tranches of $62.5 million upon the occurrence of certain financial triggering events (with one tranche issued as a result of each triggering event up to the eight total tranches). An issuance trigger event occurs when, among other things, the Company’s earning before income taxes, depreciation, amortization and rent (“EBITDAR”) exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year, beginning with the fiscal year ending December 31, 2009 and ending with the fiscal year ended December 31, 2017. In certain circumstances, UAL common stock may be issued in lieu of issuance of the 8% Notes.

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

As of June 30, 2010, the Company had commitments of $7.8 billion that would require the payment of $175 million in the last six months of 2010, $210 million in 2011, $70 million in 2012, $65 million in 2013, $90 million in 2014 and $7.2 billion thereafter. These capital purchase commitments are primarily for the acquisition of the aforementioned aircraft, aircraft improvements, information technology assets and the relocation of the Company’s operations center.

During the six months ended June 2010, the Company entered into a facility lease, which begins July 1, 2011, at one of its hub locations. This lease extends the Company’s existing lease by ten years. Future rents are dependent on airport operating costs. Based on current airport rates, the new lease will increase the Company’s future operating lease payments by approximately $34 million in 2011, $68 million in each of 2012, 2013 and 2014, and $442 million thereafter.

Municipal Bond Guarantees. The Company has guaranteed interest and principal payments on $270 million of the Denver International Airport bonds, which are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The bonds were issued in two tranches—approximately $170 million aggregate principal amount of 5.25% discount bonds and $100 million aggregate principal amount of 5.75% premium bonds. The outstanding bonds and related guarantee are not recorded in the Company’s Financial Statements at June 30, 2010 or December 31, 2009. The related lease expense is recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the expected lease term through 2032.

Other Contingencies.

The Company is party to a multiyear services agreement, and has engaged in discussions with the counterparty to amend or restructure certain performance obligations. In the event that these discussions are not successful, the counterparty may assert claims for damages, and the Company could incur other cash and non-cash costs, which in the aggregate could exceed $100 million. The ultimate outcome of these discussions and the exact amount of the damages and costs, if any, to the Company cannot be predicted with certainty at this time.

(14) Debt Obligations and Other Financing Transactions

As of June 30, 2010 and December 31, 2009, assets with a net carrying value of $8.6 billion and $8.0 billion, respectively, principally aircraft and related spare parts, route authorities and Mileage Plus intangible assets were pledged under various loan and other agreements.

As described in the Company’s 2009 Annual Report UAL has $150 million face value 5% Senior Convertible Notes due in 2021 that may be redeemed at the noteholders’ option on February 1, 2011, and $726 million face value 4.5% Senior Limited-Subordination Convertible Notes due 2021 that may be redeemed at the noteholders’ option on June 30, 2011. As of June 30, 2010, UAL has included $814 million, which is net of discount, within the current portion of long-term debt, because the noteholders have the option to put the debt to the Company within one year. If a noteholder exercises the option, UAL may elect to the pay the repurchase price in cash, shares of its common stock or a combination thereof. These UAL instruments have been pushed down to United; therefore, the obligations are also reflected as a current obligation as of June 30, 2010, in United’s Financial Statements.

Credit Facilities

The Company has a $255 million revolving loan commitment available under its Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”). The Company used $253 million and $254 million of the commitment capacity for letters of credit at June 30, 2010 and December 31, 2009, respectively. In addition, under a separate agreement, the Company had $4 million and $20 million of letters of credit issued as of June 30, 2010 and December 31, 2009, respectively. Through a separate arrangement, the Company has an additional $150 million available under an unused credit facility.

Financing Arrangements

Below is a summary of financing transactions that occurred during the six months ended June 30, 2010. These transactions are more fully described in the Company’s 2009 Annual Report.

In January 2010, United issued the remaining $612 million of equipment notes related to the Series 2009-1 EETCs of which $568 million was used to complete the pre-payment of the remaining principal of the equipment notes issued in connection with the Series 2001-1 EETCs and the remaining proceeds of $44 million, before expenses and accrued interest due on the equipment notes related to the Series 2001-1 EETCs, provided the Company with incremental liquidity. During 2010, the Company received cash proceeds of $21 million, which was recorded as a nonoperating gain, from the distribution of the remaining Series 2001-1 EETC trust assets upon repayment of the note obligations.

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

The EETC repayments discussed above combined with the portion of the Series 2009-1 and 2009-2 issued in 2009, reduced scheduled debt principal payments in 2010 and 2011 by approximately $440 million and $275 million, respectively. The equipment notes related to the Series 2009-1 and 2009-2 EETCs are secured by aircraft and have stated interest rates ranging from 9.75% to 12.0%.

In January 2010, the Company also issued $500 million aggregate principal amount of 9.875% Senior Secured Notes due 2013 and $200 million aggregate principal amount of 12.0% Senior Second Lien Notes due 2013 (together, the “Senior Notes”). The Senior Notes are secured by United’s route authority to operate between the United States and Japan and beyond Japan to points in other countries, certain airport takeoff and landing slots and airport gate leaseholds utilized in connection with these routes. During the six months ended June 30, 2010, the Company pledged certain aircraft, engines, flight simulators and certain domestic slots to secure its obligations under the Amended Credit Facility and to allow the release of the collateral securing the Company’s obligations under the Senior Notes. During April 2010, the Company received $728 million upon perfection of the collateral securing the Company’s obligations under the Senior Notes and satisfaction of certain other customary conditions. These proceeds are net of $28 million of issuance discount and fees and include the return of $56 million that had been placed in escrow by the Company pending completion of the financing.

Amended Credit Facility Covenants

The Company’s Amended Credit Facility requires compliance with certain covenants, including a fixed charge coverage ratio. The required fixed charge coverage ratio was 1.4 to 1.0 for the twelve month period ended June 30, 2010, which increases to 1.5 to 1.0 for all subsequent twelve month periods measured at the end of each calendar quarter. The Company was in compliance with this ratio and all of its Amended Credit Facility covenants as of June 30, 2010.

Although the Company was in compliance with all required financial covenants under the Amended Credit Facility as of June 30, 2010, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants under the Amended Credit Facility. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company’s ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

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

The Company’s credit card processing agreement with Paymentech and JPMorgan Chase Bank, N.A. contains a cash reserve requirement. The amount of any such cash reserve will be determined based on the amount of unrestricted cash held by the Company as defined under the Amended Credit Facility. If the Company’s unrestricted cash balance is at or more than $2.5 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if the Company’s unrestricted cash is less than $2.5 billion, its required reserve will increase to a percentage of relevant advance ticket sales. Based on the Company’s June 30, 2010 unrestricted cash balance, the Company was not required to provide cash collateral above the current $25 million reserve balance.

Under the credit card processing agreement with American Express, the Company will be required to provide reserves based primarily on its unrestricted cash balance and net current exposure as of any calendar month-end measurement date. The agreement with American Express permits the Company to provide certain replacement collateral in lieu of cash collateral, as long as the Company’s unrestricted cash is above $1.35 billion. Based on the Company’s unrestricted cash balance at June 30, 2010, the Company was not required to provide any reserves under this agreement.

Additional details on the Company’s credit card processing agreements are available in the 2009 Annual Report.

(15) Asset Impairments, Merger-related Costs and Special Items

For the three and six month periods ended June 30, 2010 and 2009, asset impairment, merger-related costs and special items include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Tradename impairments	$—	$40	$—	$150
Aircraft and aircraft-related impairments	73	—	90	—
Merger-related costs	28	—	28	—
LAX municipal bond litigation	—	27	—	27
Lease termination and other special items	5	21	6	30

Total asset impairments, merger-related costs and special items	$106	$88	$124	$207

The Company’s tradename and aircraft impairments in the table above were the result of fair value measurements. The table below provides additional information related to these fair value measurements during the six month 2010 and 2009 periods, including the classification of these measurements within a fair value hierarchy as described in Note 11, “Fair Value Measurements” above.

(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Total Gains/ (Losses) (Level 3)
Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis:
2010:
Nonoperating aircraft	$180	$(73)
Aircraft-related assets	$—	$(17)

2009:
Tradenames	$420	$(150)

On a quarterly basis, the Company reviews the carrying values of its five nonoperating B747 aircraft and 32 nonoperating B737 aircraft, which are being marketed for sale, to assess whether the carrying values are recoverable. As a result of this assessment in the second quarter of 2010, the carrying values of these nonoperating aircraft were reduced to estimated fair values, resulting in the impairment noted in the table above. The decline in estimated fair value during the second quarter was due to the Company’s observation of recent market transactions for similar aircraft. The Company primarily utilized a market approach to estimate the fair value of these aircraft; however, the market for aircraft is not active and the Company’s estimates required the use of unobservable inputs such as adjustments for the maintenance condition of the aircraft. As a result, this fair value measure was considered a Level 3 measurement. In addition, during the first quarter of 2010, the Company estimated that certain of its aircraft-related assets were fully impaired, resulting in a charge of $17 million.

The intangible asset impairments in the table above were due to interim impairment tests of the Company’s tradenames performed in the first and second quarters of 2009. The Company performed interim impairment tests due to events and changes in circumstances during those periods that indicated an impairment might have occurred. The primary factor deemed by management to have constituted a potential impairment triggering event was a significant decline in unit revenues experienced in the 2009 periods. The Company estimated the fair value of its tradenames using a discounted cash flow model. The key inputs to the discounted cash flow model were the Company’s historical and estimated future revenues, an assumed royalty rate and discount rate among others. While certain of these inputs are observable, significant judgment was required to select certain inputs from observable and unobservable market data. This fair value measurement was considered a Level 3 measurement. The decrease in fair value of the tradenames was due to estimated lower revenues resulting from the weak economic environment and the Company’s capacity reductions, among other factors.

The merger-related costs in the 2010 periods consist of third-party costs for legal, finance, advisory and other services associated with the Company’s planned merger with Continental. These costs were incurred as part of the initial assessment of the merger and ongoing activities to complete the merger. The lease termination and other special items in 2009 periods were primarily due to charges to accrue future rent obligations associated with the removal from service of the Company’s B737 aircraft. The LAX municipal bond litigation charge of $27 million in the 2009 periods related to a pending legal matter that was unresolved upon the Company’s emergence from bankruptcy in 2006.

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

United is one of the largest passenger airlines in the world. The Company offers approximately 3,400 flights a day to more than 230 destinations through its Mainline and United Express services, based on its flight schedule from July 2010 to July 2011. United offers approximately 1,100 average daily Mainline departures to approximately 120 destinations in 31 countries and two U.S. territories. United provides regional service, connecting primarily via United’s domestic hubs, through marketing relationships with United Express carriers, which provide approximately 2,300 average daily departures to more than 180 destinations. United serves virtually every major market around the world, either directly or through its participation in the Star Alliance®, the world’s largest airline network.

This Quarterly Report on Form 10-Q is a combined report of UAL and United including their respective unaudited condensed consolidated financial statements (the “Financial Statements”). As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL as included within the Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (the “Footnotes”), unless otherwise noted. United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. In addition, United comprises substantially all of UAL’s assets, liabilities and operating cash flows. Therefore, the following qualitative discussion is applicable to both UAL and United, unless otherwise noted. Any significant differences between UAL and United results are separately disclosed and explained. United meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format allowed under that General Instruction.

Recent Developments.

On May 2, 2010, UAL and Continental Airlines, Inc. (“Continental”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for a “merger of equals” business combination of UAL and Continental. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of UAL will merge with and into Continental, with Continental surviving as a wholly-owned subsidiary of UAL. Upon completion of the merger, UAL will be the parent company of both Continental and United Air Lines, Inc. and UAL’s name will be changed to United Continental Holdings, Inc. Subject to the terms and conditions of the Merger Agreement, which was approved by the boards of directors of UAL and Continental, if the merger is completed, each outstanding share of Continental common stock will be converted into the right to receive 1.05 shares of UAL common stock. See Note 2, “Merger and Related Matters” for additional information.

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

The table below highlights significant changes in the Company’s results in the three and six months ended June 30, 2010 as compared to the year-ago periods. See Results of Operations, below, for additional information regarding year-over-year changes in our financial results. Operating revenues improved in 2010 as compared to 2009 as the Company began to benefit from capacity reductions and improved economic conditions, which contributed to an increase in business travel, premium service demand and yields. In the six months ended June 30, 2010, consolidated yield increased 18% and consolidated traffic increased 3% despite a 1% decrease in capacity, as compared to the year-ago period. The revenue benefit was partially offset by increased consolidated fuel expense, which was primarily due to an increase in market prices for fuel in the 2010 periods and higher net hedge gains in the year-ago periods. In addition, other revenue-driven expenditures such as distribution costs increased, partially offsetting the revenue gains.

	Three months ended June 30,				Six months ended June 30,
			Favorable (unfavorable)				Favorable (unfavorable)
(In millions)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
UAL Information
Total revenues	$5,161	$4,018	$1,143	28.4	$9,402	$7,709	$1,693	22.0
Mainline fuel purchase cost	1,147	813	(334)	(41.1)	2,121	1,561	(560)	(35.9)
Operating non-cash fuel hedge (gains) losses	37	(305)	(342)	—	6	(496)	(502)	—
Operating cash fuel hedge losses	14	157	143	91.1	29	399	370	92.7
Regional Affiliates fuel expense (a)	288	178	(110)	(61.8)	537	342	(195)	(57.0)
Asset impairment, merger-related costs and special charges (see below)	106	88	(18)	20.5	124	207	83	40.1
Severance and other charges (see below)	16	15	(1)	(6.7)	18	—	(18)	—
Other operating expenses	3,119	2,965	(154)	(5.2)	6,064	5,871	(193)	(3.3)
Nonoperating non-cash fuel hedge gains	—	(135)	(135)	(100.0)	—	(207)	(207)	(100.0)
Nonoperating cash fuel hedge losses	—	95	95	100.0	—	176	176	100.0
Other nonoperating expense (b)	163	132	(31)	(23.5)	313	252	(61)	(24.2)
Income tax benefit	(2)	(13)	(11)	(84.6)	(1)	(42)	(41)	(97.6)

Net income (loss)	$273	$28	$245	NM	$191	$(354)	$545	—

United net income (loss)	$281	$31	$250	NM	$207	$(350)	$557	—

(a)	Regional Affiliates’ fuel expense is classified as part of Regional Affiliates expense in the Company’s Financial Statements.
(b)	Includes equity in earnings of affiliates.
NM	Not meaningful

Details of significant items impacting the Company’s results include:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009	Income statement classification
Intangible asset impairments	$—	$40	$—	$150
Aircraft and aircraft-related impairments	73	—	90	—
Merger-related costs	28	—	28	—
LAX municipal bond litigation	—	27	—	27
Lease termination and other special items	5	21	6	30

Total asset impairments, merger-related costs and special items	106	88	124	207	Impairments, merger-related costs and special items

Severance	1	6	(1)	1	Salaries and related costs
Employee benefit obligation adjustment	—	(1)	—	(33)	Salaries and related costs
Loss on asset sales	10	—	10	—	Other operating expenses
Accelerated depreciation related to early asset retirement	5	10	9	32	Depreciation and amortization

Severance and other charges	16	15	18	—

Total asset impairments, merger-related costs, special items and other charges	122	103	142	207

Net operating non-cash fuel hedge (gains) losses	37	(305)	6	(496)	Aircraft fuel
Net nonoperating non-cash fuel hedge gains	—	(135)	—	(207)	Miscellaneous, net

Total non-cash fuel hedge gains (losses)	37	(440)	6	(703)

Income tax benefit on impairments and other charges	(2)	(12)	(1)	(42)	Income tax benefit

Total asset impairments, merger-related costs and other charges (net of tax) and non-cash fuel hedge gains/losses	$157	$(349)	$147	$(538)

The table below shows Mainline fuel and non-fuel unit costs in the second quarter of 2010 as compared to the year-ago period. Fuel costs are mostly uncontrollable by the Company.

	Three Months Ended June 30,		2010 expense per ASM (in cents)	2009 expense per ASM (in cents)	% change per ASM
(In millions, except unit costs)	2010	2009
Mainline ASMs	31,042	31,562

Mainline fuel expense	$1,198	$665	3.86	2.11	82.9
Asset impairments, merger-related costs, special items and other charges (see above)	122	103	0.39	0.33	18.2
Other operating expenses	2,496	2,435	8.04	7.71	4.3

Total Mainline operating expense	3,816	3,203	12.29	10.15	21.1
Regional Affiliates expense	911	708

Consolidated operating expense	$4,727	$3,911

Liquidity. The following table provides a summary of UAL’s cash flows from operating, financing and investing activities for the six months ended June 30, 2010 and 2009 and its total cash and restricted cash at June 30, 2010 and December 31, 2009.

	Six Months Ended June 30,
(In millions)	2010	2009
Net cash provided by operating activities	$1,356	$822
Net cash used by investing activities	(95)	(9)
Net cash provided (used) by financing activities	603	(286)

	As of June 30, 2010	As of December 31, 2009
Cash and cash equivalents	$4,906	$3,042
Restricted cash	250	341

Total cash	$5,156	$3,383

UAL cash from operations increased in the 2010 period as compared to the year-ago period primarily due to improved revenue performance. The revenue benefits were partially offset by increased cash operating expenditures such as distribution costs, which are largely revenue-driven, and fuel costs which increased due to increased market prices for fuel in 2010. The 2009 operating cash flows included the receipt of $160 million related to the future relocation of the Company’s Chicago O’Hare International Airport (“O’Hare”) cargo operations.

The Company expects its cash flows from operations and its unrestricted cash to be sufficient to meet its operating expenses, lease obligations and debt service requirements for the near term; however, the Company’s future liquidity could be impacted by changes in fuel prices, fuel hedge collateral requirements, inability to adequately increase revenues to offset high fuel prices, declines in revenue from reduced demand, failure to meet future debt covenants and other factors. See Liquidity and Capital Resources and Item 3. Quantitative and Qualitative Disclosures about Market Risk, below, for a discussion of these factors and the Company’s significant operating, investing and financing cash flows.

Commitments. During the first quarter of 2010, the Company executed definitive agreements to purchase 25 Boeing 787-8 Dreamliner aircraft and 25 Airbus A350 XWB aircraft, with future purchase rights for an additional 50 planes of each aircraft type, subject to availability of such aircraft at the time of exercise of the future purchase rights. The 25 Boeing 787-8 Dreamliner aircraft and 25 Airbus A350 XWB aircraft are expected to be delivered between 2016 and 2019. The Company has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. The backstop financing commitments, as well as the Company’s deferral and substitution rights for the new aircraft, will allow the Company to manage changing market conditions throughout the aircraft delivery cycle. There is no guarantee that we will be able to obtain any or all of the backstop financing for the aircraft and engines on acceptable terms when necessary.

As of June 30, 2010, the Company had commitments of $7.8 billion that would require the payment of $175 million in the last six months of 2010, $210 million in 2011, $70 million in 2012, $65 million in 2013, $90 million in 2014 and $7.2 billion thereafter. These capital purchase commitments are primarily for the acquisition of the aforementioned aircraft, aircraft improvements, information technology assets and the relocation of the Company’s operations center.

During the six months ended June 2010, the Company entered into a facility lease, which begins July 1, 2011, at one of its hub locations. This lease extends the Company’s existing lease by ten years. Future rents are dependent on airport operating costs. Based on current airport rates, the new lease will increase the Company’s future operating lease payments by approximately $34 million in 2011, $68 million in each of 2012, 2013 and 2014, and $442 million thereafter.

Contingencies. The following discussion provides an overview of the status of contingencies identified by the Company. For further details on these matters, see Note 13, “Commitments, Contingent Liabilities and Uncertainties,” in the Footnotes.

Labor Negotiations. Approximately 82% of United’s employees are represented by various U.S. labor organizations. In April 2009, United served “Section 6” notices to all six of its labor unions to commence the collective bargaining process as all of United’s domestic labor contracts became amendable during January 2010. United has filed for mediation assistance in conjunction with four of its six unions: the Air Line Pilots Association (“ALPA”), the Association of Flight Attendants-Communication Workers of America, the International Association of Machinists and Aerospace Workers and the Professional Airline Flight Control Association. These filings were consistent with commitments contained in current labor contracts which provided that the parties would jointly invoke the mediation services of the National Mediation Board in the event agreements had not been reached by August 1, 2009. While the labor contract with the International Brotherhood of Teamsters also contemplates filing for mediation, the parties have agreed to continue in direct negotiations. The current contract with the International Federation of Professional and Technical Engineers does not contemplate filing for mediation.

As a result of United’s recent announcement regarding its proposed merger with Continental, ALPA has opted to suspend Section 6 negotiations and focus on joint negotiations with both United and Continental concurrently. United and Continental announced on July 20, 2010 that they have agreed in principle with ALPA on a Transition and Process Agreement which will provide a framework for conducting pilot operations of the two groups until the operating certificates of the two carriers are combined.

The outcome of these labor negotiations may materially impact the Company’s future financial results. However, the Company is unable at this time to assess the timing or magnitude of the impact, if any.

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

Other Contingencies.

The Company is party to a multiyear services agreement, and has engaged in discussions with the counterparty to amend or restructure certain performance obligations. In the event that these discussions are not successful, the counterparty may assert claims for damages, and the Company could incur other cash and non-cash costs, which in the aggregate could exceed $100 million. The ultimate outcome of these discussions and the exact amount of the damages and costs, if any, to the Company cannot be predicted with certainty at this time.

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

Many aspects of United’s operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future environmental regulatory developments, such as in regard to climate change in the United States (“U.S.”) and abroad, could adversely affect operations and increase operating costs in the airline industry. There are certain climate change laws and regulations that have already gone into effect and that apply to United, including the European Union (“EU”) emissions trading scheme (discussed below), environmental taxes for certain international flights (including the United Kingdom’s Air Passenger Duty), limited greenhouse gas reporting requirements and land-based planning laws which could apply to airports and could affect airlines in certain circumstances. Other areas of developing regulations include the State of California rule-makings regarding air emissions from ground support equipment and a federal rule-making concerning the discharge of deicing fluid. An EU Directive required EU member countries to enact legislation that would include aviation within the EU’s existing carbon emissions trading scheme, effective in 2012. The legality of applying such a scheme to non-EU airlines has been widely questioned. In December 2009, the Air Transportation Association, joined by United, Continental and American Airlines, filed a lawsuit in the United Kingdom challenging regulations that transpose into UK law the EU emissions trading scheme as applied to U.S. carriers. In addition, non-EU countries are considering filing a formal challenge before the United Nations’ International Civil Aviation Organization with respect to the EU’s inclusion of non-EU carriers. It is not clear whether the emissions trading scheme will withstand such challenges. If the scheme is found to be valid, however, it could significantly increase the costs of carriers operating in the EU (by requiring the purchase of carbon credits), although the precise cost to United is difficult to calculate with any certainty due to a number of variables, and will depend, among other things, on United’s carbon emissions from flights to and from the EU and the price of carbon credits. Regulatory actions may be taken in the future by the U.S. government, state governments within the U.S., foreign governments, the International Civil Aviation Organization or by signatory countries through a new global climate change treaty to regulate the emission of greenhouse gases by the aviation industry. The precise nature of any such requirements and their applicability to United are difficult to predict, but the impact to the Company and the aviation industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, operational requirements (such as requiring increased fuel efficiency), or a requirement to purchase carbon credits.

Results of Operations

United’s operating revenues and operating expenses comprise substantially all of UAL’s revenues and operating expenses. Therefore, the following discussion is applicable to both UAL and United, unless otherwise noted. There were no significant differences between UAL and United results in the 2010 or 2009 periods presented herein.

Second Quarter 2010 Compared to Second Quarter 2009

As highlighted in the summary of financial results table in Overview above, UAL’s net income of $273 million for the three months ended June 30, 2010 was a significant improvement as compared to net income of $28 million in the year-ago period. The most significant changes were higher revenues resulting from increases in both yields and traffic in the second quarter of 2010 due to an improvement in the global economy. The revenue benefit was partially offset by increased expenses in areas such as fuel, distribution costs and interest expense, as described below.

Operating Revenues. The table below illustrates the year-over-year change in UAL and United operating revenues.

	Three Months Ended June 30,		$ Change	% Change
(In millions)	2010	2009
Passenger—United Airlines	$3,712	$2,941	$771	26.2
Passenger—Regional Affiliates	1,021	749	272	36.3
Cargo	190	121	69	57.0
Other operating revenues	238	207	31	15.0

UAL total	$5,161	$4,018	$1,143	28.4

United total	$5,163	$4,020	$1,143	28.4

The table below presents selected UAL and United passenger revenues and operating data from our Mainline segment, broken out by geographic region and from our Regional Affiliates segment (United Express operations), expressed as second quarter period-to-period changes.

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional Affiliates	Consolidated
Increase (decrease) from 2009:
Passenger revenues (in millions) (a)	$276	$271	$178	$46	$771	$272	$1,043
Passenger revenues	15.4%	52.4%	31.7%	63.4%	26.2%	36.3%	28.3%

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional Affiliates	Consolidated
Available seat miles (“ASMs”) (b)	(3.0)%	0.4%	(1.0)%	4.7%	(1.6)%	20.5%	1.1%
Revenue passenger miles (“RPMs”) (c)	(2.5)%	10.8%	1.9%	11.5%	1.4%	22.5%	3.9%
Passenger revenues per ASM (“PRASM”)	19.1%	52.0%	33.1%	55.9%	28.3%	13.1%	26.9%
Yield (d)	18.4%	37.8%	29.4%	46.8%	24.6%	11.3%	23.6%
Passenger load factor (points) (e)	0.4 pts.	7.9 pts.	2.3 pts.	4.7 pts.	2.5 pts.	1.2 pts.	2.3 pts.

(a)	Amounts include $59 million and $16 million of additional revenue within the Mainline and Regional Affiliates segments, respectively, related to the impact of the Company’s changes in accounting method and estimate for its frequent flyer obligation as described in the Critical Accounting Policies, below. Within the Mainline segment, the $59 million benefit from the change in estimate was allocated to the four geographic regions based on revenue.
(b)	ASMs are the number of seats available for passengers multiplied by the number of miles those seats are flown.
(c)	RPMs are the number of scheduled miles flown by revenue passengers.
(d)	Yield is a measure of the average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs.
(e)	Passenger load factor is derived by dividing RPMs by ASMs.

Consolidated passenger revenues in the second quarter of 2010 increased approximately $1.0 billion compared to the prior year driven by a 4% increase in traffic on a 1% increase in capacity and a 24% increase in yield as a result of strengthening economic conditions and industry capacity discipline. The traffic increase was driven by increased business and leisure travelers. A higher mix of business travelers and higher volumes of international premium cabin passengers combined to drive the yield increase. As a result of strong unit revenue growth, domestic and international unit revenues have returned to levels prior to the downturn of 2009. The international regions in particular had the largest increases in demand with unit revenues increasing 43% compared to the year-ago period on flat capacity. Premium cabin passengers account for a large share of international revenues and the increase in their volumes has a highly leveraged benefit on the international regions. In addition, the Company recorded approximately $75 million of additional revenue due to changes in its estimate and methodology related to frequent flyer program accounting as noted in the table above, and in Critical Accounting Policies, below. During the second quarter of 2010, estimated revenues from other airline billings increased by approximately $33 million due to an improvement in the trends of interline billing adjustments.

Regional Affiliates revenues increased 36% on 21% higher capacity. Consolidated domestic revenues increased 22% on a 2% increase in capacity, resulting in a passenger unit revenue increase of 20%. Consolidated domestic passenger unit revenues also benefited from the return of corporate customers.

Cargo revenues increased by $69 million, or 57%, in the second quarter of 2010 as compared to the second quarter of 2009. The key driver was a rebound in traffic and demand as the economy improved compared to the year-ago period. The Company’s freight ton miles have improved by 39% as compared to the second quarter of 2009, while mail ton miles dropped approximately 10%, for a composite cargo traffic gain of 33%. Freight yields for the second quarter of 2010 were 27% better than the year ago period due to stronger freight traffic, tighter industry capacity and numerous tactical rate recovery initiatives particularly in the Company’s Asia markets. The mail yield was 18% below the second quarter of 2009, which was primarily due to U.S. international mail deregulation. On a composite basis, cargo yield in the second quarter of 2010 increased 19% as compared to the year ago period.

Operating Expenses. The table below includes data related to UAL and United operating expenses. Significant variances are discussed below.

	Three Months Ended June 30,		$	%
(In millions)	2010	2009	Change	Change
Aircraft fuel	$1,198	$665	$533	80.2
Salaries and related costs	1,020	963	57	5.9
Regional Affiliates	911	708	203	28.7
Purchased services	256	286	(30)	(10.5)
Aircraft maintenance materials and outside repairs	245	240	5	2.1
Landing fees and other rent	241	229	12	5.2
Depreciation and amortization	215	222	(7)	(3.2)
Distribution expenses	154	139	15	10.8
Impairments, merger-related costs and special items	106	88	18	20.5
Aircraft rent	81	89	(8)	(9.0)
Cost of third party sales	61	60	1	1.7
Other operating expenses	239	222	17	7.7

UAL total	$4,727	$3,911	$816	20.9

United total	$4,727	$3,910	$817	20.9

Mainline aircraft fuel expense increased $533 million year-over-year primarily due to higher jet fuel prices. In addition, Mainline fuel was lower in the 2009 period as compared to the 2010 period due to an approximately $150 million net fuel hedge gain in the 2009 period. In addition, Regional Affiliates fuel expense increased 62% due to a 17% increase in consumption and a 39% increase in the average fuel price driven by higher prices consistent with the increase in Mainline fuel purchase cost. The table below presents the significant changes in Mainline and Regional Affiliates aircraft fuel cost per gallon in the three month period ended June 30, 2010 as compared to the year-ago period. See Note 12, “Derivative Instruments,” in the Footnotes for additional details regarding fuel hedge gains/losses. Derivative gains/losses are not allocated to Regional Affiliates fuel expense.

	Three Months Ended June 30,
				Average price per gallon (in cents)
(In millions, except per gallon)	2010	2009	% Change	2010	2009	% Change
Mainline fuel purchase cost	$1,147	$813	41.1	230.8	162.9	41.7
Non-cash fuel hedge losses (gains) in Mainline fuel (a)	37	(305)	—	7.4	(61.1)	—
Cash fuel hedge losses in Mainline fuel (a)	14	157	(91.1)	2.8	31.5	(91.1)

Total Mainline fuel expense	1,198	665	80.2	241.0	133.3	80.8
Regional Affiliates fuel expense (b)	288	178	61.8	254.9	183.5	38.9

UAL system operating fuel expense	$1,486	$843	76.3	243.6	141.4	72.3

Mainline fuel consumption (gallons)	497	499	(0.4)
Regional Affiliates fuel consumption (gallons)	113	97	16.5

Total fuel consumption (gallons)	610	596	2.3

(a)	In 2009, the Company incurred additional fuel hedge gains/losses which are classified in nonoperating expense as described below.
(b)	Regional Affiliates fuel costs are classified as part of Regional Affiliates expense.

Salaries and related costs increased $57 million, or 6%, in the second quarter of 2010 as compared to the year-ago period primarily due to the accrual in the 2010 period for estimated payments under the Company’s annual incentive and profit sharing plans. Expense for these plans was not recognized in the comparable year-ago period because annual payouts were not expected. Salaries also increased due to the impact of annual wage increases.

Regional Affiliates expense increased $203 million, or 29%, during the second quarter of 2010 as compared to the year-ago period. Regional Affiliates expense increased primarily due to an increase of more than $100 million in Regional Affiliates fuel cost that was driven by a higher average price per gallon of Regional Affiliates jet fuel in 2010 as well as higher jet fuel consumption due to increased capacity, as presented in the fuel table above. Other Regional Affiliates operating expenses also increased in the 2010 period due to the addition of Regional Affiliates capacity and increased allocation of reservations and airport operations costs of $24 million. Regional Affiliates operating income was $110 million in the 2010 period, as compared to an operating income of $41 million in the 2009 period. Regional Affiliates operating results improved on a year-over-year basis as the benefits of increased traffic and yield outweighed the increases in fuel and other operating costs.

Purchased services expense in the three months ended June 30, 2010, decreased as compared to the year-ago period due to an expense credit associated with the TSA Infrastructure refund, insourcing initiatives, and negotiating improved rates with vendors.

Distribution expenses increased $15 million, or 11%, in the second quarter of 2010 as compared to the prior year primarily due to increased commissions, credit card fees and global distribution services (“GDS”) fees driven by higher passenger revenues.

In the second quarter of 2010, the Company recorded impairment, merger-related costs and special items of $106 million, which primarily relate to a $73 million charge to decrease the carrying value of nonoperating aircraft and aircraft-related assets and $28 million of merger-related costs. In the second quarter of 2009, the Company recorded intangible asset impairment and other special charges adjustments of $88 million. All of these charges relate to the Mainline segment and are classified within Impairments, merger-related costs, and special items in the Company’s Financial Statements. See Note 15, “Asset Impairments, Merger-related Costs and Special Items,” in the Footnotes for additional information.

In the second quarter of 2010, other operating expenses increased by $17 million, or 8%, as compared to the 2009 period. The 2010 period included a $10 million loss primarily related to the Company’s sale of regional aircraft that were being leased to a third party, while the 2009 period included $10 million gain on the sale of certain assets.

Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Three Months Ended June 30,		Favorable/(Unfavorable) Change
(In millions)	2010	2009	$	%
Interest expense	$(171)	$(135)	$(36)	(26.7)
Interest income	2	5	(3)	(60.0)
Interest capitalized	3	2	1	50.0
Miscellaneous, net:
Non-cash fuel hedge gains	—	135	(135)	(100.0)
Cash fuel hedge losses	—	(95)	95	100.0
Other miscellaneous, net	3	(5)	8	—

UAL total	$(163)	$(93)	$(70)	(75.3)

United total	$(157)	$(93)	$(64)	(68.8)

Interest expense increased $36 million, or 27%, compared to the year-ago period primarily due to an increase in debt outstanding during the second quarter of 2010 as compared to debt outstanding during the year-ago period, higher interest rates on the 2009 and 2010 debt issuances as compared to the rates on the debt these issuances replaced, and amortization of debt issuance costs associated with 2009 and 2010 financings. The increase in debt outstanding in 2010 is due to several financings that were completed during the year ended December 31, 2009 and early 2010 to enhance the Company’s liquidity position.

The Company had an insignificant effective tax rate, as compared to the U.S. federal statutory rate of 35%, principally because in the 2010 period taxable income was offset by the release of valuation allowance which was no longer needed due to a decrease in net operating loss carryforwards. In the three months ended June 30, 2009, the Company recorded a tax benefit of $13 million primarily related to its $40 million intangible asset impairment.

First Six Months of 2010 Compared to First Six Months of 2009

As highlighted in the summary of results table in the Overview section above, UAL’s net income for the six months ended June 30, 2010 was $191 million as compared to a net loss $354 million in the year-ago period. The most significant changes were higher revenues in the first six months of 2010 due to an improvement in the global economy. The revenue benefit was partially offset by increased expenses such as fuel, distribution costs, and interest expense, as described below.

Operating Revenues. The table below illustrates the year-over-year percentage change in UAL and United operating revenues.

	Six Months Ended June 30,		$ Change	% Change
(In millions)	2010	2009
Passenger—United Airlines	$6,738	$5,642	$1,096	19.4
Passenger—Regional Affiliates	1,861	1,408	453	32.2
Cargo	347	245	102	41.6
Other operating revenues	456	414	42	10.1

UAL total	$9,402	$7,709	$1,693	22.0

United total	$9,406	$7,714	$1,692	21.9

The table below presents selected UAL and United passenger revenues and operating data from our Mainline segment, broken out by geographic region and from our Regional Affiliates segment, expressed as first six month period-to-period changes.

	Domestic	Pacific	Atlantic	Latin	Mainline	Regional Affiliates	Consolidated
Increase (decrease) from 2009:
Passenger revenues (in millions)	$384	$368	$285	$59	$1,096	$453	$1,549
Passenger revenues	11.3%	34.8%	28.6%	33.2%	19.4%	32.2%	22.0%
Available seat miles (“ASMs”)	(4.2)%	(4.7)%	(1.1)%	(5.4)%	(3.8)%	19.0%	(1.1)%
Revenue passenger miles (“RPMs”)	(2.6)%	7.6%	3.8%	1.5%	0.8%	22.3%	3.3%
Passenger revenues per ASM (“PRASM”)	16.2%	41.4%	30.0%	40.8%	24.1%	11.1%	23.4%
Yield	14.2%	25.5%	23.9%	31.3%	18.5%	8.0%	18.2%
Passenger load factor (points)	1.5 pts.	9.5 pts.	3.7 pts.	5.4 pts.	3.8 pts.	2.2 pts.	3.4 pts.

Consolidated passenger revenues in the first six months of 2010 increased approximately $1.5 billion compared to the prior year driven by a 3% increase in traffic on a 1% decrease in capacity and an 18% increase in yield as a result of strengthening economic conditions and industry capacity discipline. Consistent with the revenue results in the second quarter as discussed above, the traffic increase for the six months ended June 30, 2010 was driven by the return of business and international premium cabin passengers whose higher ticket prices combined to increase average yields. The international regions in particular had the largest increases in demand with unit revenues increasing 36% compared to the year-ago period on a 3% decrease in capacity. In addition, the Company recorded approximately $140 million of additional revenue due to changes in its estimate and methodology related to frequent flyer program accounting as noted in the table, above, and in Critical Accounting Policies, below. The 2010 period includes an additional benefit of approximately $33 million related to interline revenue estimates as described above.

Regional Affiliates revenues increased 32% on 19% higher capacity. Consolidated domestic revenues increased 17% on flat capacity, resulting in a passenger unit revenue increase of 17%. Consolidated domestic passenger unit revenues also benefited from the return of corporate customers.

Cargo revenues increased by $102 million, or 42%, in the first half of 2010 as compared to 2009, primarily due to improved economic conditions resulting in improved traffic and yield as described under Second Quarter 2010 Compared to Second Quarter 2009, above.

Operating Expenses. As discussed in Operating Revenues, above, the Company decreased Mainline capacity by 4% and increased Regional Affiliates capacity by 19% in the first six months of 2010 as compared to the year-ago period. The Mainline capacity reductions had some favorable impacts on certain of the Company’s Mainline operating expenses as further described below. The table below includes data related to UAL and United operating expenses. Significant fluctuations are discussed below.

	Six Months Ended June 30,		$ Change	% Change
(In millions)	2010	2009
Aircraft fuel	$2,156	$1,464	$692	47.3
Salaries and related costs	1,968	1,884	84	4.5
Regional Affiliates	1,726	1,379	347	25.2
Purchased services	543	573	(30)	(5.2)
Landing fees and other rent	469	450	19	4.2
Aircraft maintenance materials and outside repairs	467	465	2	0.4
Depreciation and amortization	428	455	(27)	(5.9)
Distribution expenses	291	257	34	13.2
Aircraft rent	162	177	(15)	(8.5)
Impairments, merger-related costs and special items	124	207	(83)	(40.1)
Cost of third party sales	118	113	5	4.4
Other operating expenses	447	460	(13)	(2.8)

UAL total	$8,899	$7,884	$1,015	12.9

United total	$8,898	$7,885	$1,013	12.8

The increase in aircraft fuel expense and Regional Affiliates expense was primarily attributable to increased market prices for jet fuel as highlighted in the table below, which presents the significant changes in Mainline and Regional Affiliates aircraft fuel cost per gallon in the six months ended June 30, 2010 as compared to the year-ago period. See Note 12, “Derivative Instruments,” in the Footnotes for additional details regarding fuel hedging. Derivative gains/losses are not allocated to Regional Affiliates fuel expense.

	Six Months Ended June 30,
				Average price per gallon (in cents)
(In millions, except per gallon)	2010	2009	% Change	2010	2009	% Change
Mainline fuel purchase cost	$2,121	$1,561	35.9	225.4	161.1	39.9
Non-cash fuel hedge losses (gains) in Mainline fuel (a)	6	(496)	—	0.6	(51.2)	—
Cash fuel hedge losses in Mainline fuel (a)	29	399	(92.7)	3.1	41.2	(92.5)

Total Mainline fuel expense	2,156	1,464	47.3	229.1	151.1	51.6
Regional Affiliates fuel expense (b)	537	342	57.0	247.5	181.0	36.7

UAL system operating fuel expense	$2,693	$1,806	49.1	232.6	156.0	49.1

Mainline fuel consumption (gallons)	941	969	(2.9)
Regional Affiliates fuel consumption (gallons)	217	189	14.8

Total fuel consumption (gallons)	1,158	1,158	—

(a)	The Company incurred fuel hedge gains (losses) which are classified in nonoperating expense as described below.
(b)	Regional Affiliates fuel costs are classified as part of Regional Affiliates expense.

Salaries and related costs increased $84 million, or 5%, for the six months ended June 30, 2010 as compared to the year-ago period. The increase was primarily due to the accrual in the 2010 period for estimated payments under the Company’s annual incentive and profit sharing plans. The 2009 period did not include expense for these plans, because the Company did not expect the minimum financial triggers required for annual payouts to be met. The 2009 period included a $33 million benefit due to changes in employee benefits accruals.

Regional Affiliates expense increased $347 million, or 25%, during the first half of 2010 as compared to the same period last year, primarily due to a $195 million increase in Regional Affiliates fuel cost, which was due to a higher average price per gallon of Regional Affiliates jet fuel in 2010 as presented in the fuel table above. The remaining increase in Regional Affiliates cost was due to increased capacity which was up 19% in the first six months of 2010 as compared to the year-ago period and an increase in allocated costs as discussed in the analysis of second quarter results above. The Regional Affiliates operating income was $135 million in the 2010 period, as compared to income of $29 million in the 2009 period. Regional Affiliates operating results improved significantly on a year-over-year basis as the benefits of increased traffic and yield offset the increase in fuel cost.

Purchased services expense decreased 5% in the 2010 period, as compared to the year-ago period, primarily due to the factors described in the discussion of second quarter results.

Distribution expenses increased $34 million, or 13%, in the six months ended June 30, 2010 primarily due to increased passenger revenues on increased traffic driving increases in commissions, credit card fees and GDS fees over those in the prior year.

Aircraft rent expense decreased by $15 million, or 9%, primarily as a result of the gradual retirement of the Company’s B737 aircraft which was completed by the end of 2009.

Asset impairments, merger-related costs and special items were lower in the 2010 period as compared to the 2009 period, due to lower asset impairment charges and lease termination charges in the 2010 period as described in Note 15, “Asset Impairment, Merger-related Costs and Special Items,” in the Footnotes. Partially offsetting the lower impairment charges was $28 million of merger related expenses in the 2010 period. The lease termination charges incurred in the 2009 period were related to the accrual of future rent upon removal of leased B737 aircraft from operations.

Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Six Months Ended		Favorable/(Unfavorable)
	June 30,		Change
(In millions)	2010	2009	$	%
Interest expense	$(349)	$(269)	$(80)	(29.7)
Interest income	3	12	(9)	(75.0)
Interest capitalized	5	5	—	—
Miscellaneous, net:
Non-cash fuel hedge gains	—	207	(207)	(100.0)
Cash fuel hedge losses	—	(176)	176	100.0
Other miscellaneous, net	27	(2)	29	—

UAL total	$(314)	$(223)	$(91)	(40.8)

United total	$(303)	$(223)	$(80)	(35.9)

UAL interest expense increased $80 million, or 30%, in the first six months of 2010 as compared to the year-ago period primarily due to increased debt outstanding, increased borrowing rates on recent debt issuances as compared to the rates on debt outstanding during the 2009 period, and increased amortization of debt issuance costs consistent with the second quarter results discussed above.

See Note 12, “Derivative Instruments,” in the Footnotes for information related to fuel hedge gains/losses.

The Company had an insignificant effective tax rate, as compared to the U.S. federal statutory rate of 35%, principally because in the 2010 period taxable income was offset by the release of valuation allowance which was no longer needed due to a decrease in net operating loss carryforwards. In the six months ended June 30, 2009 the Company recorded a tax benefit of $42 million primarily related to its $150 million intangible asset impairment for that period.

Liquidity and Capital Resources

As of the date of this Form 10-Q, the Company believes it has sufficient liquidity to fund its operations for the near-term, including liquidity for scheduled repayments of debt and capital lease obligations, capital expenditures, cash deposits required under fuel hedge contracts and other contractual obligations. We expect to meet our near-term liquidity needs primarily from cash flows from operations and cash and cash equivalents on hand. While the Company expects to meet its near-term cash requirements, our ability to do so could be impacted by many factors including, but not limited to, the following:

•

Higher jet fuel prices, and the cost and effectiveness of hedging jet fuel prices, may require the use of significant liquidity in future periods. Fuel prices are extremely volatile and unpredictable. As of June 30, 2010, the Company was hedged using purchased call options and swaps. The Company has been, and may in the future be, required to make significant payments at the settlement dates of the hedge contracts if the settlement price is below the fixed swap price. Additionally, the Company has been, and may in the future be, required to provide counterparties with additional cash collateral prior to derivative settlement dates. While the Company’s results of operations benefit from lower fuel prices on its unhedged fuel consumption, the Company may not realize the full benefit of lower fuel prices due to unfavorable fuel hedge cash settlements. In addition, the Company may not be able to increase its revenues in response to higher fuel prices. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, and Note 12, “Derivative Instruments,” in the Footnotes for further information regarding the Company’s fuel derivative instruments;

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

Although the factors described above may adversely impact the Company’s liquidity, the Company has taken actions to improve its liquidity and reduce its near-term obligations. The Company believes it has an adequate available cash position, together with other sources of cash, to meet its near-term obligations.

Cash Position and Liquidity. As of June 30, 2010, 32% of the Company’s cash and cash equivalents were invested in money market funds that invest in U.S. treasury securities, 63% were invested in AAA-rated money market funds, and the remaining 5% resided in bank accounts. There are no withdrawal restrictions at the present time on any of the money market funds in which the Company has invested. We believe credit risk is limited with respect to our money market fund investments. The following table provides a summary of UAL’s net cash provided (used) by operating, investing and financing activities for the six months ended June 30, 2010 and 2009 and total cash position as of June 30, 2010 and December 31, 2009.

	Six Months Ended June 30,
(In millions)	2010	2009
Net cash provided by operating activities	$1,356	$822
Net cash used by investing activities	(95)	(9)
Net cash provided (used) by financing activities	603	(286)

	As of June 30, 2010	As of December 31, 2009
Cash and cash equivalents	$4,906	$3,042
Restricted cash	250	341

Total cash	$5,156	$3,383

2010 and 2009 Sources and Uses of Cash

Operating Activities. UAL’s cash from operations increased by $534 million in the six months ended June 30, 2010, as compared to the year-ago period. This year-over-year increase was primarily due to increased cash from passenger and cargo services. Higher cash operating expenses in certain areas, such as fuel, distribution costs and interest expense, partially offset the benefit from increased revenues. Net cash required for Mainline and Regional Affiliates fuel increased in the 2010 period due to higher jet fuel prices as shown in the fuel expense table in Results of Operations, above. Operating cash flows in the 2009 period included the receipt of $160 million related to the future relocation of its O’Hare cargo facility.

Investing Activities. UAL’s capital expenditures were $124 million and $170 million in the six months ended June 30, 2010 and 2009, respectively. Capital expenditures in both periods were limited as the Company reduced its spending in 2010 and 2009 by focusing its capital resources only on its highest-value projects due to economic conditions.

In 2009, the Company received investing cash flows of $94 million from a sale-leaseback agreement for nine aircraft. This transaction was accounted for as a capital lease, resulting in non-cash increases to capital lease assets and capital lease obligations during the 2009 periods. Other asset sales generated proceeds of $25 million and $46 million during the six months ended June 30, 2010 and 2009, respectively.

Financing Activities. The following are significant financing activities by the Company in the six months ended June 30, 2010 and 2009:

2010 Activity

During the first six months of 2010, the Company generated gross proceeds of approximately $2.0 billion from financing transactions as follows:

In April 2010, the Company received $672 million, net of the issuance discount and fees, from the January 2010 issuance of $700 million aggregate principal amount of the 9.875% Senior Secured Notes due 2013 and 12.0% Senior Second Lien Notes due 2013 (together, the “Senior Notes”) upon release of the collateral from the Amended Credit Facility securing the Company’s obligations under the Senior Notes and the satisfaction of certain other customary conditions. The Senior Notes are secured by United’s route authorities to operate between the United States and Japan and beyond Japan to points in other countries, certain airport takeoff and landing slots and airport gate leaseholds utilized in connection with these routes. As a part of the offering, these assets, which were previously pledged to secure the Company’s obligations under the Amended Credit Facility, were released and substituted by replacement collateral which consists of aircraft, spare engines, flight simulators and certain domestic slots. The Company received an additional $56 million in April 2010 from the return of cash that had been placed in escrow by the Company pending completion of the financing. See Note 14, “Debt Obligations and Other Financing Transactions,” in the Footnotes for additional information.

In January 2010, United issued the remaining $612 million of equipment notes related to the Series 2009-1 EETCs of which $568 million was used to complete the pre-payment of the remaining principal of the equipment notes issued in connection with the Series 2001-1 EETCs and the remaining proceeds of $44 million, before expenses and accrued interest due on the equipment notes related to the Series 2001-1 EETCs, provided the Company with incremental liquidity. The Company also received cash proceeds of $21 million from the distribution of the Series 2001-1 EETC trust assets upon repayment of the note obligations.

In January 2010, United issued the remaining $696 million of equipment notes related to the Series 2009-2 EETCs of which $493 million was used to pre-pay the remaining principal of the equipment notes issued in connection with the Series 2000-2 EETCs and the remaining proceeds of $203 million, before expenses and accrued interest due on the equipment notes related to the Series 2000-2 EETCs, provided the Company with incremental liquidity.

The EETC repayments, combined with the portion of Series 2009-1 and 2009-2 issued in 2009, reduced the Company’s 2010 and 2011 debt principal payments by approximately $440 million and $275 million, respectively.

In addition to the early retirement of debt, discussed above, UAL used cash of $306 million for scheduled long-term debt and capital lease payments.

In July 2010, the Company prepaid, with no prepayment penalty, its remaining capital lease obligations of $76 million on one aircraft financing. This prepayment unencumbered nine Airbus narrowbody aircraft.

See Note 14, “Debt Obligations and Other Financing Transactions,” in the Footnotes for additional information related to the above transactions.

2009 Activity

The Company used cash of $498 million during the six months ended June 30, 2009, for scheduled long-term debt and capital lease payments. Partially offsetting this use of cash was gross proceeds of $134 million from a mortgage financing secured by certain of the Company’s spare engines. In addition during the 2009 period, UAL received net proceeds of $62 million from the issuance of common stock. UAL contributed the $62 million of common stock net proceeds to United during the six months ended June 30, 2009.

Other Liquidity and Capital Resources Matters

Encumbered Assets. As of June 30, 2010 and 2009, a substantial portion of the Company’s assets, principally aircraft, spare engines, aircraft spare parts, route authorities and Mileage Plus intangible assets were pledged under various loan and other agreements. The Company has approximately $200 million in unencumbered assets as of June 30, 2010. See Note 14, “Debt Obligations and Other Financing Transactions,” in the Footnotes for additional information on assets provided as collateral by the Company.

Credit Ratings. As of June 30, 2010, the Company had a corporate credit rating of B- (on credit watch with positive implications) from S&P; a corporate family rating of “Caa1” (on review for possible upgrade) from Moody’s Investor Services; and an issuer default rating of “CCC” (credit watch positive) from Fitch. These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.

Other Matters. The Company may, from time to time, make open market purchases of certain of its debt securities or other financing instruments depending on, among other factors, favorable market conditions and the Company’s liquidity position.

The Company has a $255 million revolving loan commitment available under its Amended Credit Facility. As of June 30, 2010 and December 31, 2009, the Company had used $253 million and $254 million, respectively, of the commitment capacity for letters of credit. In addition, under a separate agreement, the Company had $4 million and $20 million of letters of credit issued as of June 30, 2010 and December 31, 2009, respectively. Through a separate arrangement, the Company has an additional $150 million available under an unused credit facility.

Amended Credit Facility Covenants. The Company’s Amended Credit Facility requires compliance with certain covenants, including a fixed charge coverage ratio. The required fixed charge coverage ratio was 1.4 to 1.0 for the twelve month period ended June 30, 2010. The required ratio increases to 1.5 to 1.0 for all subsequent twelve month periods measured at the end of each calendar quarter. The Company was in compliance with this ratio and all of its Amended Credit Facility covenants as of June 30, 2010.

Although the Company was in compliance with all required financial covenants under the Amended Credit Facility as of June 30, 2010, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants under the Amended Credit Facility. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company’s ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

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

The Company’s credit card processing agreement with Paymentech and JPMorgan Chase Bank, N.A. contains a cash reserve requirement. The amount of any such cash reserve will be determined based on the amount of unrestricted cash held by the Company as defined under the Amended Credit Facility. If the Company’s unrestricted cash balance is at or more than $2.5 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if the Company’s unrestricted cash is less than $2.5 billion, its required reserve will increase to a percentage of relevant advance ticket sales. Based on the Company’s June 30, 2010 unrestricted cash balance, the Company was not required to provide cash collateral above the current $25 million reserve balance.

Under the credit card processing agreement with American Express, the Company will be required to provide reserves based primarily on its unrestricted cash balance and net current exposure as of any calendar month-end measurement date. The agreement with American Express permits the Company to provide certain replacement collateral in lieu of cash collateral, as long as the Company’s unrestricted cash is above $1.35 billion. Based on the Company’s unrestricted cash balance at June 30, 2010, the Company was not required to provide any reserves under this agreement.

Additional details on the Company’s credit card processing agreements are available in the 2009 Annual Report.

Critical Accounting Policies

See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report for a detailed discussion of the Company’s critical accounting policies.

Derivative instruments used for aircraft fuel. The Company utilizes derivative instruments to manage the risk of potential increases in the price of aircraft fuel. As of June 30, 2010 and December 31, 2009, the Company had a net derivative asset of $17 million and $133 million, respectively, related to the net fair value of these derivative instruments. Prior to April 1, 2010, the Company did not designate any of these instruments as cash flow hedges under GAAP. Therefore, any increase or decrease in the market value of these instruments was immediately recognized in earnings each period until the contracts settle.

Effective April 1, 2010, the Company designated its then-existing fuel derivative instrument portfolio, except for contracts with settlement dates on or prior to June 30, 2010, as cash flow hedges and the Company began to designate new contracts as cash flow hedges for accounting purposes, when possible under applicable hedge accounting standards. Classification of these instruments as cash flow hedges permits the deferral of the effective portions of gains or losses until the hedged fuel purchase is recognized in earnings.

Hedge accounting standards are complex and require the Company to develop and maintain a significant amount of documentation related to (1) the Company’s fuel hedging program and strategy, (2) statistical analysis supporting a highly correlated relationship between the underlying commodity in the derivative financial instrument and the risk being hedged (i.e., aircraft fuel) on both a historical and prospective basis, and (3) cash flow designation for each hedging transaction executed, to be developed concurrently with the hedging transaction.

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

During the first quarter of 2010 the Company obtained additional historical data, previously unavailable, which has enabled the Company to refine its estimate of the amount of breakage in the mileage population. This new data enables the Company to better identify historical differences between certain of its mileage breakage estimates and the amounts that have actually been experienced. As a result, the Company increased its estimate of the number of frequent flyer miles expected to expire. In conjunction with this change in estimate, the Company also adopted a change to the accounting methodology used to recognize Mileage Plus breakage. Both the change in estimate and methodology have been applied prospectively effective January 1, 2010. The new accounting method recognizes breakage as a component of the weighted average redemption rate on actual redemptions as compared to the Company’s prior method which recognized a pool of breakage dollars over an estimated redemption period. The Company believes that this is a preferable change to the accounting methodology for breakage because breakage will be recognized as a component of the rate at which actual miles are redeemed.

The Company estimates these changes increased passenger revenue by approximately $75 million, or $0.45 per basic share, and $140 million, or $0.83 per basic share, in the three and six month periods ended June 30, 2010, respectively. The diluted per share impact of these changes was $0.32 per share and $0.67 per share for the three and six month periods ended June 30, 2010, respectively. The Company expects similar amounts will be recognized in the last six months of 2010.

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its Amended Credit Facility and other financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact the economic recession has on customer travel patterns; the increasing reliance on enhanced video-conferencing and other technology as a means of conducting virtual meetings; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aviation fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aviation fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; industry consolidation; competitive pressures on pricing and on demand; capacity decisions of United and/or its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements); labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; its ability to complete the planned merger with Continental Airlines, Inc.; and other risks and uncertainties set forth under Item 1A., Risk Factors of the 2009 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The discussion below describes changes in our market risks since December 31, 2009. For additional information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2009 Annual Report. See Note 12, “Derivative Instruments,” in the Footnotes for further information related to the Company’s fuel hedge positions.

Commodity Price Risk (Jet Fuel)—Our results of operations and liquidity may be materially impacted by changes in the price of aircraft fuel and other oil-related commodities and related derivative instruments. When market conditions indicate risk reduction is achievable, United may use commodity option contracts or other derivative instruments to reduce its price risk exposure to jet fuel. The Company’s derivative positions are typically comprised of crude oil, heating oil and jet fuel derivatives. The derivative instruments are designed to provide protection against increases in the price of aircraft fuel. Some derivative instruments may result in hedging losses if the underlying commodity prices drop below specified floors; however, the negative impact of these losses may be offset by the benefit of lower jet fuel acquisition cost. United may adjust its hedging program based on changes in market conditions. At June 30, 2010, the fair value of United’s fuel derivative instruments was a net receivable of $17 million, as compared to a net receivable of $133 million at December 31, 2009.

As of June 30, 2010, the Company had hedged approximately 72% and 14% of its remaining 2010 and full-year 2011, respectively, expected consolidated fuel consumption primarily with a combination of swaps and purchased call options. The Company’s hedge position at June 30, 2010 consisted of a notional amount of 14 million barrels with purchased call options at a weighted-average crude oil equivalent strike price of $82 per barrel and 14 million barrels with swaps at a crude oil equivalent average price of $81 per barrel. All of these derivative instruments mature within 12 months of June 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES.

UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports UAL and United each file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer of both UAL and United, performed an evaluation to conclude with reasonable assurance that its disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of both UAL and United have concluded that as of June 30, 2010, the disclosure controls and procedures of both UAL and United were effective.

On April 1, 2010, the Company began to designate its fuel derivative instruments as cash flow hedges; previously the Company did not designate these derivatives as cash flow or fair value hedges under applicable accounting standards. As a result, during the second quarter the Company made certain changes to internal controls over financial reporting related to accounting for these derivatives, including controls related to the implementation of a cash flow hedge accounting system. The operating effectiveness of these changes to our internal controls over financial reporting will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting as of the end of fiscal year 2010.

Except as described in the preceding paragraph, there were no changes in UAL’s or United’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In addition to the legal proceedings below, UAL and United are parties to other legal proceedings as described in the 2009 Annual Report.

Litigation Related to the Merger Transaction with Continental Airlines, Inc.

Following Continental Airlines, Inc. (“Continental”) and UAL’s announcement of a planned merger transaction on May 2, 2010, three class action lawsuits were filed against Continental, members of Continental’s board of directors and UAL in the Texas District Court for Harris County. The lawsuits purport to represent a class of Continental stockholders opposed to the terms of the merger agreement. The lawsuits make virtually identical allegations that the consideration to be received by Continental’s stockholders in the merger is inadequate and that the members of Continental’s board of directors breached their fiduciary duties, by among other things, approving the merger at an inadequate price under circumstances involving certain conflicts of interest. The lawsuits also make virtually identical allegations that UAL and Continental aided and abetted the Continental board of directors in the breach of their fiduciary duties to Continental’s stockholders. Each lawsuit seeks injunctive relief declaring that the merger agreement was in breach of the Continental directors’ fiduciary duties, enjoining Continental and UAL from proceeding with the merger unless Continental implements procedures to obtain the highest possible price for its stockholders, directing the Continental board of directors to exercise its fiduciary duties in the best interest of Continental’s stockholders and rescinding the merger agreement. All three lawsuits have been consolidated before a single judge and are in preliminary stages of proceedings. UAL believes that all three lawsuits are without merit and intends to defend the lawsuits vigorously.

On June 29, 2010, several purported current and future purchasers of airline tickets filed an antitrust lawsuit in the U.S. District Court for the Northern District of California against Continental and UAL in connection with the planned merger transaction. The plaintiffs allege that the merger, if consummated, may substantially lessen competition or tend to create a monopoly in the transportation of airline passengers in the United States and the transportation of airline passengers to and from the United States on international flights, in violation of Section 7 of the Clayton Act. Plaintiffs seek a determination that the merger violates Section 7 of the Clayton Act, a preliminary and permanent injunction to prohibit the merger, costs, and attorneys’ fees. UAL believes that the plaintiffs’ claims are without merit and intends to defend the lawsuit vigorously.

ITEM 1A. RISK FACTORS.

See Part 1, Item 1A, “Risk Factors” in the 2009 Annual Report for a detailed discussion of the risk factors affecting UAL and United. The discussion below includes updates to those risk factor disclosures.

The proposed business combination transaction between UAL and Continental may present certain risks to UAL’s business and operations.

On May 2, 2010 UAL and Continental Airlines, Inc. (“Continental”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for a “merger of equals” business combination transaction . Pursuant to the terms of the Merger Agreement, which was approved by the boards of directors of UAL and Continental, each outstanding share of Continental common stock will be converted into the right to receive 1.05 shares of UAL common stock. UAL expects the transaction, which is subject to the adoption of the Merger Agreement by Continental’s stockholders, the approval of the issuance of UAL common stock and the adoption of UAL’s amended and restated certificate of incorporation by UAL’s stockholders, as well as obtaining certain regulatory clearances and the satisfaction or waiver of the closing conditions contained in the Merger Agreement, to close in the fourth quarter of 2010.

The merger may present certain risks to UAL’s business and operations prior to the closing of the merger, including, among other things, risks that:

•	our operations will be restricted by the terms of the Merger Agreement, which may cause us to forgo otherwise beneficial business opportunities;

•	we may lose management personnel and other key employees and be unable to attract and retain such personnel and employees;

•	management’s attention and other company resources may be focused on the merger instead of on day-to-day management activities, including pursuing other opportunities beneficial to UAL; and

•	the merger may not be completed, which may have an adverse effect on our stock price and future business and financial results.

In addition, certain risks may continue to exist after the closing of the merger, including, among other things, risks that:

•	we may be unable to integrate successfully our businesses and workforces with those of Continental;

•	conditions, terms, obligations or restrictions imposed on us by regulatory authorities prior to granting regulatory clearance for the merger may affect the combined company’s business and operations;

•	we may lose management personnel and other key employees and be unable to attract and retain such personnel and employees;

•	we may be unable to successfully manage the expanded business and monitor new operations and associated increased costs and complexity;

•	our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited; and

•	launching branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers.

These risks, as they relate to UAL as part of the combined company and additional risks associated with the merger, are described in more detail under the heading “Risk Factors” in the preliminary joint proxy statement/prospectus contained in UAL’s Registration Statement on Form S-4, which was filed with the Securities and Exchange Commission on June 25, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents repurchases of UAL common stock made in the second quarter of fiscal year 2010.

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
04/01/10 – 04/30/10	—	$—	—	(b	)
05/01/10 – 05/31/10	3,519	19.78	—	(b	)
06/01/10 – 06/30/10	1,283	22.01	—	(b	)

Total	4,802	20.38	—	(b	)

(a)	Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.
(b)	The UAL Corporation 2008 Incentive Compensation Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units. However, this plan does not specify a maximum number of shares that may be repurchased.

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

UAL CORPORATION
(Registrant)

Date: July 20, 2010	By:	/s/ Kathryn A. Mikells
Kathryn A. Mikells Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

UNITED AIR LINES, INC.
(Registrant)

Date: July 20, 2010	By:	/s/ Kathryn A. Mikells
Kathryn A. Mikells Executive Vice President and Chief Financial Officer (principal financial officer)

Date: July 20, 2010	By:	/s/ David M. Wing
David M. Wing Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

*2.1	Agreement and Plan of Merger among UAL Corporation, Continental Airlines, Inc. and JT Merger Sub Inc., dated as of May 2, 2010 (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to UAL’s Form 8-K dated May 4, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.1	Letter Agreement dated June 21, 2010, by and among UAL Corporation, United Air Lines Inc. and Glenn F. Tilton (filed as Exhibit 10.1 to UAL’s Form S-4 dated June 25, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.2	Form of Management Retention Agreement dated May 2, 2010 (filed as Exhibit 10.2 to UAL’s Form S-4 dated June 25, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.3	Management Retention Agreement dated May 2, 2010, by and among UAL Corporation, United Air Lines, Inc., and Peter D. McDonald (filed as Exhibit 10.3 to UAL’s Form S-4 dated June 25, 2010, Commission file number 1-6033, and incorporated herein by reference)

†10.4	Form of Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan

†10.5	Amendment to Outstanding Awards granted under the 2006 Management Equity Incentive Plan, effective May 2, 2010

^10.6	Amendment No. 1 to the Airbus A350-900XWB Purchase Agreement, dated June 25, 2010, between Airbus S.A.S and United Air Lines, Inc.

12.1	UAL Corporation Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.2	United Air Lines, Inc. Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

31.1	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.1	XBRL Instance Document

**101.2	XBRL Taxonomy Extension Schema Document

**101.3	XBRL Taxonomy Extension Calculation Linkbase Document

**101.4	XBRL Taxonomy Extension Definition Linkbase Document

**101.5	XBRL Taxonomy Extension Labels Linkbase Document

**101.6	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Indicates management contract or compensatory plan or arrangement
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.