Form 10-Q
period 2010-09-30
United Continental Holdings, Inc.; UNITED AIR LINES INC
filed 2010-10-21
CIK 100517, 101001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No
001-06033	United Continental Holdings, Inc.	Delaware	36-2675207
001-11355	United Air Lines, Inc.	Delaware	36-2675206
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

United Continental Holdings, Inc.	Yes ☒ No ☐
United Air Lines, Inc.	Yes ☒ No ☐

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

United Continental Holdings, Inc.	Large accelerated filer	☐	Accelerated filer	☒

	Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

United Air Lines, Inc.	Large accelerated filer	☐	Accelerated filer	☐

	Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Air Lines, Inc.	Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

United Continental Holdings, Inc.	Yes ☒ No ☐
United Air Lines, Inc.	Yes ☒ No ☐

OMISSION OF CERTAIN INFORMATION

United Air Lines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 18, 2010.

United Continental Holdings, Inc.	317,071,876 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by United Continental Holdings, Inc.) There is no market for United Air Lines, Inc. common stock.

United Continental Holdings, Inc. and Subsidiary Companies and

United Air Lines, Inc. and Subsidiary Companies

Report on Form 10-Q

For the Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues:
Passenger — Mainline	$3,913	$3,267	$10,651	$8,909
Passenger — Regional Affiliates	1,076	844	2,937	2,252
Cargo	175	125	522	370
Other operating revenues	230	197	686	611

	5,394	4,433	14,796	12,142

Operating expenses:
Aircraft fuel	1,242	1,064	3,398	2,528
Salaries and related costs	1,085	954	3,053	2,838
Regional Affiliates	914	775	2,640	2,154
Purchased services	278	279	821	852
Aircraft maintenance materials and outside repairs	262	253	729	718
Landing fees and other rent	240	226	709	676
Depreciation and amortization	224	220	652	675
Distribution expenses	161	145	452	402
Aircraft rent	82	88	244	265
Cost of third party sales	64	59	182	172
Impairments, merger-related costs and special items	63	43	187	250
Other operating expenses	244	239	691	699

	4,859	4,345	13,758	12,229

Income (loss) from operations	535	88	1,038	(87)

Other income (expense):
Interest expense	(171)	(146)	(520)	(415)
Interest income	5	3	8	15
Interest capitalized	2	3	7	8
Miscellaneous, net	15	(10)	42	19

	(149)	(150)	(463)	(373)

Income (loss) before income taxes and equity in earnings of affiliates	386	(62)	575	(460)
Income taxes	—	(4)	(1)	(46)

Income (loss) before equity in earnings of affiliates	386	(58)	576	(414)

Equity in earnings of affiliates, net of tax	1	1	2	3

Net income (loss)	$387	$(57)	$578	$(411)

Earnings (loss) per share, basic	$2.30	$(0.39)	$3.44	$(2.83)

Earnings (loss) per share, diluted	$1.75	$(0.39)	$2.78	$(2.83)

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

(In millions, except shares)

	(Unaudited) September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,938	$3,042
Restricted cash	28	128
Receivables, less allowance for doubtful accounts	1,044	743
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2010 — $59; 2009 — $61)	286	472
Aircraft lease deposits maturing within one year	269	293
Deferred income taxes	74	63
Prepaid expenses and other	431	364

	7,070	5,105

Operating property and equipment:
Owned:
Flight equipment	8,578	8,303
Advances on flight equipment	51	—
Other property and equipment	1,805	1,745

	10,434	10,048
Less — accumulated depreciation and amortization	(2,433)	(2,010)

	8,001	8,038

Capital leases:
Flight equipment	1,879	2,096
Other property and equipment	51	51

	1,930	2,147
Less — accumulated amortization	(441)	(345)

	1,489	1,802

	9,490	9,840

Other assets:
Intangibles, less accumulated amortization (2010 — $456; 2009 — $408)	2,400	2,455
Restricted cash	192	213
Investments	101	88
Other, net	802	983

	3,495	3,739

	$20,055	$18,684

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

(In millions, except shares)

	(Unaudited) September 30, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Advance ticket sales	$1,991	$1,492
Mileage Plus deferred revenue	1,676	1,515
Long-term debt maturing within one year	1,449	545
Accounts payable	889	803
Accrued salaries, wages and benefits	918	701
Current obligations under capital leases	461	426
Other	872	991

	8,256	6,473

Long-term debt	6,025	6,378
Long-term obligations under capital leases	906	1,194

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,358	2,720
Postretirement benefit liability	1,948	1,928
Advanced purchase of miles	1,094	1,157
Deferred income taxes	583	551
Other	1,091	1,094

	7,074	7,450

Stockholders’ deficit:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 168,510,288 and 167,610,620 shares at September 30, 2010 and December 31, 2009, respectively	2	2
Additional capital invested	3,152	3,136
Retained deficit	(5,377)	(5,956)
Stock held in treasury, at cost	(31)	(28)
Accumulated other comprehensive income	48	35

	(2,206)	(2,811)

	$20,055	$18,684

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2010	2009
Cash flows provided (used) by operating activities:
Net income (loss)	$578	$(411)
Adjustments to reconcile to net cash provided (used) by operating activities —
Increase in advance ticket sales	499	145
Depreciation and amortization	652	675
Unrealized (gain)/loss on fuel derivatives and change in related pending settlements	(30)	(870)
Asset impairments and special items	112	250
Increase (decrease) in Mileage Plus deferred revenue and advanced purchase of miles	(118)	140
Decrease in fuel hedge collateral	10	903
Increase in receivables	(273)	(44)
Proceeds from lease amendment	—	160
Other, net	371	(70)

	1,801	878

Cash flows provided (used) by investing activities:
Additions to property, equipment and deferred software	(212)	(230)
Advance deposits on aircraft	(42)	—
(Increase) decrease in restricted cash	71	(37)
Proceeds from asset dispositions	25	77
Proceeds from asset sale-leasebacks	—	135
Other, net	6	3

	(152)	(52)

Cash flows provided (used) by financing activities:
Proceeds from issuance of debt	1,995	321
Repayment of debt	(1,529)	(633)
Principal payments under capital leases	(201)	(129)
Increase in deferred financing costs	(30)	(9)
Proceeds from issuance of common stock	—	90
Decrease in lease deposits	11	22
Other, net	1	(2)

	247	(340)

Increase in cash and cash equivalents during the period	1,896	486
Cash and cash equivalents at beginning of the year	3,042	2,039

Cash and cash equivalents at end of the period	$4,938	$2,525

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues:
Passenger — Mainline	$3,913	$3,267	$10,651	$8,909
Passenger — Regional Affiliates	1,076	844	2,937	2,252
Cargo	175	125	522	370
Other operating revenues	232	199	692	618

	5,396	4,435	14,802	12,149

Operating expenses:
Aircraft fuel	1,242	1,064	3,398	2,528
Salaries and related costs	1,085	954	3,053	2,838
Regional Affiliates	914	775	2,640	2,154
Purchased services	278	279	821	852
Aircraft maintenance materials and outside repairs	262	253	729	718
Landing fees and other rent	240	226	709	676
Depreciation and amortization	224	220	652	675
Distribution expenses	161	145	452	402
Aircraft rent	82	88	244	267
Cost of third party sales	63	58	181	171
Impairments, merger-related costs and special items	63	43	187	250
Other operating expenses	240	240	686	699

	4,854	4,345	13,752	12,230

Income (loss) from operations	542	90	1,050	(81)

Other income (expense):
Interest expense	(165)	(145)	(504)	(414)
Interest income	5	3	8	15
Interest capitalized	2	3	7	8
Miscellaneous, net	14	(11)	42	18

	(144)	(150)	(447)	(373)

Income (loss) before income taxes and equity in earnings of affiliates	398	(60)	603	(454)
Income taxes	—	(4)	(1)	(46)

Income (loss) before equity in earnings of affiliates	398	(56)	604	(408)
Equity in earnings of affiliates, net of tax	1	1	2	3

Net income (loss)	$399	$(55)	$606	$(405)

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

(In millions, except shares)

	(Unaudited) September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,932	$3,036
Restricted cash	28	128
Receivables, net of allowance for doubtful accounts	1,043	743
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2010 — $59; 2009 — $61)	286	472
Aircraft lease deposits maturing within one year	269	293
Receivables from related parties	118	73
Deferred income taxes	70	57
Prepaid expenses and other	420	352

	7,166	5,154

Operating property and equipment:
Owned:
Flight equipment	8,578	8,303
Advances on flight equipment	51	—
Other property and equipment	1,805	1,745

	10,434	10,048
Less — accumulated depreciation and amortization	(2,433)	(2,010)

	8,001	8,038

Capital leases:
Flight equipment	1,879	2,096
Other property and equipment	51	51

	1,930	2,147
Less — accumulated amortization	(441)	(345)

	1,489	1,802

	9,490	9,840

Other assets:
Intangibles, less accumulated amortization (2010 — $456; 2009 — $408)	2,400	2,455
Restricted cash	192	212
Investments	101	88
Other, net	799	976

	3,492	3,731

	$20,148	$18,725

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

(In millions, except shares)

	(Unaudited) September 30, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Advance ticket sales	$1,991	$1,492
Mileage Plus deferred revenue	1,676	1,515
Long-term debt maturing within one year	1,449	544
Accounts payable	894	806
Accrued salaries, wages and benefits	918	701
Current obligations under capital leases	461	426
Other	995	1,096

	8,384	6,580

Long-term debt	5,680	6,033
Long-term obligations under capital leases	906	1,194

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,358	2,720
Postretirement benefit liability	1,948	1,928
Advanced purchase of miles	1,094	1,157
Deferred income taxes	503	469
Other	1,092	1,096

	6,995	7,370

Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; outstanding 205 at both September 30, 2010 and December 31, 2009	—	—
Additional capital invested	3,416	3,401
Retained deficit	(5,281)	(5,888)
Accumulated other comprehensive income	48	35

	(1,817)	(2,452)

	$20,148	$18,725

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED AIR LINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2010	2009
Cash flows provided (used) by operating activities:
Net income (loss)	$606	$(405)
Adjustments to reconcile to net cash provided (used) by operating activities—
Increase in advance ticket sales	499	145
Depreciation and amortization	652	675
Unrealized (gain)/loss on fuel derivatives and change in related pending settlements	(30)	(870)
Asset impairments and special items	112	250
Increase (decrease) in Mileage Plus deferred revenue and advanced purchase of miles	(118)	140
Decrease in fuel hedge collateral	10	903
Increase in receivables	(272)	(38)
Proceeds from lease amendment	—	160
Other, net	338	(80)

	1,797	880

Cash flows provided (used) by investing activities:
Additions to property, equipment and deferred software	(212)	(230)
Advance deposits on aircraft	(42)	—
(Increase) decrease in restricted cash	71	(42)
Proceeds from asset dispositions	25	77
Proceeds from asset sale-leasebacks	—	135
Other, net	6	4

	(152)	(56)

Cash flows provided (used) by financing activities:
Proceeds from issuance of debt	1,995	321
Repayment of debt	(1,528)	(632)
Principal payments under capital leases	(201)	(129)
Increase in deferred financing costs	(30)	(9)
Capital contribution from parent	—	89
Decrease in lease deposits	11	22
Other, net	4	—

	251	(338)

Increase in cash and cash equivalents during the period	1,896	486
Cash and cash equivalents at beginning of the year	3,036	2,033

Cash and cash equivalents at end of the period	$4,932	$2,519

See accompanying Combined Notes to Condensed Consolidated Financial Statements.

UNITED CONTINENTAL HOLDINGS, INC. and

UNITED AIR LINES, INC.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL”) is a holding company and its principal, wholly-owned subsidiaries are United Air Lines, Inc. (together with its consolidated subsidiaries, “United”) and, effective October 1, 2010, Continental Airlines, Inc. (“Continental”). As a consequence of the merger described in Note 2, “Merger and Related Matters,” UAL Corporation changed its name to United Continental Holdings, Inc. We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-Q for disclosures that relate to both UAL and United.

This Quarterly Report on Form 10-Q is a combined report of UAL and United, and does not include Continental as the merger had not closed as of September 30, 2010. Therefore, these Combined Notes to Condensed Consolidated Financial Statements (the “Footnotes”) apply to both UAL and United, unless otherwise noted. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL.

Interim Financial Statements. The UAL and United unaudited condensed consolidated financial statements (the “Financial Statements”) shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The Financial Statements include all adjustments, including normal recurring adjustments and other adjustments such as asset impairment charges, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. Certain prior year amounts have been reclassified to conform to the current year’s presentation. These Financial Statements should be read together with the information included in the combined UAL Corporation and United Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”).

Restricted Cash. Restricted cash primarily includes cash collateral associated with workers’ compensation obligations, reserves for institutions that process credit card ticket sales and cash collateral received from fuel hedge counterparties. Airline industry practice includes classification of restricted cash flows as either investing cash flows or operating cash flows. Cash flows related to restricted cash activity are classified as investing activities because the Company considers restricted cash arising from these activities similar to an investment. UAL’s cash inflows (outflows) associated with its restricted cash balances for the nine month periods ended September 30, 2010 and 2009 were $71 million and $(37) million, respectively.

(2) Merger and Related Matters

Description of Transaction

On May 2, 2010, UAL Corporation, Continental and JT Merger Sub Inc., a wholly-owned subsidiary of UAL Corporation, entered into an Agreement and Plan of Merger (the “merger agreement”) providing for a “merger of equals” business combination. On October 1, 2010, JT Merger Sub Inc. merged with and into Continental, with Continental surviving as a wholly-owned subsidiary of UAL Corporation (the “merger”). Upon closing of the merger, UAL Corporation became the parent company of both Continental and United and UAL Corporation’s name was changed to United Continental Holdings, Inc. Until the operational integration of United and Continental is complete, United and Continental will continue to operate as separate airlines.

Pursuant to the terms of the merger agreement, each outstanding share of Continental common stock was converted into and became exchangeable for 1.05 fully paid and nonassessable shares of UAL common stock with any fractional shares paid in cash. UAL issued approximately 148 million shares of UAL common stock to former holders of Continental common stock. Based on the closing price of $23.66 per share of UAL common stock on The NASDAQ Global Select Market (“NASDAQ”) on September 30, 2010, the last trading day before the closing of the merger, the aggregate value of the consideration paid in connection with the merger to former holders of Continental common stock was approximately $3.5 billion.

The merger will be accounted for as a business combination using the acquisition method of accounting. The acquisition method of accounting requires, among other things, that most assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The excess of the purchase price will be recorded as goodwill.

Goodwill will not be amortized, but will be tested for impairment at least annually. All information regarding the fair values of the assets acquired and liabilities assumed is not yet available due to the short period of time that has lapsed since the closing of the merger.

Expenses Related to the Merger

The merger and integration expenses are expected to be significant. While the Company has assumed that a certain level of expenses would be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate at the present time. These expenses could, particularly in the near term, exceed the financial benefits that the Company expects to achieve from the merger and will result in the Company taking significant charges against earnings.

The Company recorded merger-related costs of $44 million and $72 million in the three and nine month periods ended September 30, 2010, respectively. These costs are classified within “Impairments, merger-related costs and special items” in the statement of operations. UAL and United currently estimate that merger-related costs in the fourth quarter of 2010 may be at least $380 million and $240 million, respectively. The UAL estimate includes an estimate of Continental costs. These costs are expected to include investment banker fees, legal and other advisory fees, integration costs, contract termination costs, impairment of duplicative assets, and severance and benefits to departing employees earned upon merger close. Material additional expenses may be incurred in future periods as a result of the merger, including expenses arising from Continental commitments and contingencies that were assumed by UAL in the merger, further impairments of United and Continental duplicative assets, and additional integration costs, among others.

Tax Matters

The Company’s ability to use its NOL carryforwards may be limited if UAL or Continental experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Based on currently available information, we believe the merger resulted in an ownership change of Continental under Section 382. It is not yet clear whether the merger also resulted in an ownership change of UAL under Section 382. Even if the merger did not result in an ownership change of UAL under Section 382, the merger would increase the possibility that the Company will experience an ownership change in the future in connection with potential future transactions involving the sale or issuance of its common stock. It is possible that an ownership change could occur if the Company issues its common stock in these potential future transactions. The Company is currently unable to estimate what impact, if any, a change in ownership under Section 382 would have on its NOL carryforward tax benefits. However, the Company does not believe that the impact on earnings would be material, because it has recorded a significant valuation allowance against its NOL carryforward tax benefits.

(3) New Accounting Pronouncements, Changes in Estimate and Change in Accounting

The Company follows a deferred revenue accounting policy to record the fair value of its Mileage Plus frequent flyer obligation. The Company defers the portion of the sales proceeds of ticketed revenue on United and its alliance partners, as well as revenue derived from mileage sales to third parties, that represents the estimated air transportation fair value of the miles awarded. This deferred revenue is then recognized when the miles are redeemed. Some of these miles will never be redeemed by Mileage Plus members, and the Company historically recognized an estimate of revenue from the expected expired miles, which is referred to as breakage, over an estimated redemption period. The Company reviews its breakage estimates annually based upon the latest available information regarding mileage redemption and expiration patterns.

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

The Company estimates these changes increased passenger revenue by approximately $65 million, or $0.39 per basic share, in the three months ended September 30, 2010, and approximately $205 million, or $1.22 per basic share, in the nine months ended September 30, 2010. The related diluted per share impacts were $0.28 per share for the three months ended September 30, 2010, and $0.89 per share for the nine months ended September 30, 2010. The Company estimates the fourth quarter impact of theses changes will be an approximately $50 million increase in revenues. The Company has a profit sharing plan for which the annual payout is based on a percentage of pre-tax income. As these accounting changes increased revenue by an estimated $205 million in the nine month period ended September 30, 2010, the accounting changes also had the impact of increasing profit sharing expense by approximately $30 million in the same period.

During the first quarter of 2010, the Company evaluated the impact of its previously announced widebody aircraft purchase commitments on the remaining useful lives and residual values of its B747 and B767 aircraft, which are expected to be replaced by the new aircraft. During the second quarter of 2010, the Company evaluated the residual values for certain of its widebody aircraft because of the decrease in value of its nonoperating B747 aircraft as discussed below in Note 15, “Asset Impairments, Merger-related Costs and Special Items.” Based on these evaluations, the Company changed certain estimates of aircraft retirement dates and residual values, resulting in increases in depreciation expense of $12 million, or $0.05 per diluted share, in the three months ended September 30, 2010, and $23 million, or $0.10 per diluted share, in the nine months ended September 30, 2010. The Company expects the fourth quarter 2010 impact of these changes to be similar to the third quarter 2010 impact.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. Certain disclosure requirements of ASU No. 2010-06 were effective beginning in the first quarter of 2010, while other disclosure requirements of the ASU are effective for financial statements issued for reporting periods beginning after December 15, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect the Company’s financial condition, results of operations or cash flows.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends certain concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company’s adoption of this guidance effective January 1, 2010 did not change its prior conclusions with regard to variable interest entities and did not have an impact on the Company’s financial condition, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company has not determined the impact of adoption of this guidance on its financial condition, results of operations or cash flows. This guidance becomes effective January 1, 2011; however, early adoption is permitted.

(4) Company Operational Plans - Capacity Reductions in 2008 and 2009

During 2008 and 2009, the Company significantly reduced the size of its workforce and completed the removal of 100 aircraft from its Mainline fleet. One of the six B747 aircraft, which was removed from service in 2009, was brought back into service in 2010 to increase the number of spare widebody aircraft. The table below summarizes the accrued liabilities related to these operational plans.

(In millions)	Severance		Leased Aircraft
	2010	2009	2010	2009
Balance at January 1	$45	$81	$83	$16
Payments	(27)	(44)	(33)	(14)
Accruals	2	23	(2)	41

Balance at September 30	$20	$60	$48	$43

The total expected future payments for leased aircraft that were removed from service are $52 million, payable through 2013. The remaining severance obligations are expected to be paid through the first quarter of 2012.

(5) Per Share Amounts (UAL Only)

UAL basic per share amounts were computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. UAL diluted per share amounts were computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period. The table below represents the computation of UAL basic and diluted per share amounts and the number of securities that have been excluded from the computation of diluted per share amounts, because they were antidilutive. UAL’s 6% Senior Notes due 2031 with a current principal amount of $597 million are callable at any time at 100% of par value and can be redeemed with either cash or UAL common stock at UAL’s option. These notes are not included in the diluted earnings per share calculation as it is UAL’s intent to redeem these notes with cash.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share)	2010	2009	2010		2009
Basic earnings (loss) per share:
Earnings (loss) available to common stockholders	$387	$(57)	$577	(a)	$(411)

Basic weighted average shares outstanding	168.2	145.6	167.9		145.1

Earnings (loss) per share, basic	$2.30	$(0.39)	$3.44		$(2.83)

Diluted earnings (loss) per share:

Earnings (loss) available to common stockholders	$387	$(57)	$577		$(411)
Effect of dilutive securities - interest expense on:
4.5% Senior Limited-Subordination Convertible Notes due 2021	18	—	53		—
5% Senior Convertible Notes due 2021	4	—	—		—
6% Senior Convertible Notes due 2029	4	—	13		—

Earnings (loss) available to common stockholders including the effect of dilutive securities	$413	$(57)	$643		$(411)

Diluted Shares Outstanding
Basic weighted average shares outstanding	168.2	145.6	167.9		145.1
Restricted shares and units and stock options	1.9	—	1.6		—
4.5% Senior Limited-Subordination Convertible Notes due 2021	22.2	—	22.2		—
5% Senior Convertible Notes due 2021	3.4	—	—		—
6% Senior Convertible Notes due 2029	39.7	—	39.7		—

Diluted weighted average shares outstanding	235.4	145.6	231.4		145.1

Earnings (loss) per share, diluted	$1.75	$(0.39)	$2.78		$(2.83)

Potentially dilutive shares excluded from diluted per share amounts:
Restricted shares and units and stock options	5.1	7.4	5.2		7.4
4.5% Senior Limited-Subordination Convertible Notes due 2021	—	22.2	—		22.2
5% Senior Convertible Notes due 2021	—	3.4	3.4		3.4

(a)	Excludes $1 million of net income related to participating securities.

(6) Share-Based Compensation

Pursuant to its authority under the ICP, the UAL Board of Directors made a determination that the merger transaction with Continental should be considered a “change of control” for purposes of outstanding awards under the ICP. In addition, the Human Resources Subcommittee amended the terms of outstanding equity-based awards granted under the 2006 Management Equity Incentive Plan (the “MEIP”) to provide that such awards immediately vested upon completion of the merger. Accordingly, upon the completion of the merger on October 1, 2010, all outstanding equity-based awards granted under the ICP and MEIP immediately vested and all outstanding long-term cash incentive awards were deemed to have been achieved at target and will be paid on a pro rata basis, except for certain officer awards that are subject to separate agreements.

(7) Income Taxes

Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following: changes in the valuation allowance, expenses that are not deductible for federal income tax purposes, and state income taxes. We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. As a result, our pre-tax losses for the three and nine month periods ended September 30, 2009 were not reduced by any tax benefit, except for benefits related to the disposition and impairment of indefinite-lived assets. The Company’s income tax benefits in the 2009 periods were primarily due to the impairment of indefinite-lived intangible assets. No federal income tax expense was recognized related to our pre-tax income for the three and nine months ended September 30, 2010 due to the utilization of NOL carryforwards for which no benefit had previously been recognized.

See Note 2, “Merger and Related Matters,” for a discussion of the potential impairment of our ability to utilize NOLs due to Section 382, which imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change under Section 382.

(8) Postretirement Plans

The Company provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees. The Company has reserved the right, subject to collective bargaining and other agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees. The curtailment gain in the nine month period ended September 30, 2009 resulted from a reduction in future service for certain of the Company’s postretirement plans due to reductions in workforce.

The Company’s net periodic benefit cost includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Service cost	$8	$7	$23	$21
Interest cost	29	29	87	86
Expected return on plan assets	(1)	(2)	(2)	(3)
Gain due to curtailment	—	—	—	(7)
Amortization of unrecognized gain and prior service cost	(3)	(5)	(9)	(15)

Net periodic benefit costs	$33	$29	$99	$82

In March 2010, the President of the United States signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (collectively the “Acts”). The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods. Other than the reduction of deferred tax assets for postretirement benefits, which was recorded in the first quarter of 2010, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. Based on the analysis to date of the provisions in the Acts, a re-measurement of the Company’s retiree plan liabilities is not required at this time. In addition, the Company may consider plan amendments in future periods that may have accounting implications.

(9) Segment Information

The Company manages its business by two reportable segments: Mainline and Regional Affiliates (United Express operations). The table below includes segment information for UAL and United for the three and nine month periods ended September 30, 2010 and 2009. The Company evaluates segment financial performance based on earnings before income taxes, impairments, merger-related costs, and special items.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
UAL segment information
Revenue:
Mainline	$4,318	$3,589	$11,859	$9,890
Regional Affiliates	1,076	844	2,937	2,252

Total	$5,394	$4,433	$14,796	$12,142

Segment earnings (loss):
Mainline	$288	$(87)	$467	$(305)
Regional Affiliates	162	69	297	98
Impairments, merger-related costs and special items (a)	(63)	(43)	(187)	(250)
Less: equity earnings (b)	(1)	(1)	(2)	(3)

Consolidated earnings (loss) before income taxes and equity in earnings of affiliates	$386	$(62)	$575	$(460)

United segment information
Revenue:
Mainline	$4,320	$3,591	$11,865	$9,897
Regional Affiliates	1,076	844	2,937	2,252

Total	$5,396	$4,435	$14,802	$12,149

Segment earnings (loss):
Mainline	$300	$(85)	$495	$(299)
Regional Affiliates	162	69	297	98
Impairments, merger-related costs and special items (a)	(63)	(43)	(187)	(250)
Less: equity earnings (b)	(1)	(1)	(2)	(3)

Consolidated earnings (loss) before income taxes and equity in earnings of affiliates	$398	$(60)	$603	$(454)

(a)	Asset impairment, merger-related costs, and special items are only applicable to the Mainline segment.
(b)	Equity earnings are part of the Mainline segment.

(10) Comprehensive Income (Loss)

For the three and nine month periods ended September 30, 2010, UAL’s total comprehensive income was $544 million and $591 million, respectively. For the three and nine month periods ended September 30, 2009, UAL’s total comprehensive loss was $47 million and $405 million, respectively. For the three and nine month periods ended September 30, 2010, United’s total comprehensive income was $556 million and $619 million, respectively. For the three and nine month periods ended September 30, 2009, United’s total comprehensive loss was $45 million and $399 million, respectively. Comprehensive income in the 2010 periods includes the impact of fuel hedge gains on derivative contracts designated as cash flow hedges. The Company did not apply cash flow hedge accounting to its fuel hedge instruments in 2009. Comprehensive income (loss) in the 2010 and 2009 periods includes the amortization of deferred net periodic pension and other postretirement benefit gains that were recorded as a component of accumulated other comprehensive income and changes in the fair value of the Company’s available-for-sale Enhanced Equipment Trust Certificate (“EETC”) investments.

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

(In millions)	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		Fair Value Measurements at September 30, 2010
Assets and liabilities measured at fair value on a recurring basis:
Financial assets:
Money market funds	$4,691	$4,691	$—	$—
Noncurrent EETC available-for-sale securities	63	—	—	63
Current fuel derivative purchased call options	120	—	120	—
Current fuel derivative swaps	66	—	66	—

Total financial assets	$4,940	$4,691	$186	$63

Financial liabilities:
Current fuel derivative instruments	$9	$—	$9	$—

Total financial liabilities	$9	$—	$9	$—

		Fair Value Measurements at December 31, 2009
Financial assets:
Money market funds	$3,061	$3,061	$—	$—
Noncurrent EETC available-for-sale securities	51	—	—	51
Current fuel derivative purchased call options	94	—	94	—
Current fuel derivative swaps	44	—	44	—

Total financial assets	$3,250	$3,061	$138	$51

Financial liabilities:
Current fuel derivative instruments	$5	$—	$5	$—

Total financial liabilities	$5	$—	$5	$—

Level 3 Financial Assets and Liabilities

(In millions)	Available-for-Sale Securities Three Months Ended September 30, 2010	Available-for-Sale Securities Nine Months Ended September 30, 2010
Balance at beginning of period	$61	$51
Unrealized gains relating to instruments held at reporting date	4	16
Return of principal	(2)	(4)

Balance at end of period	$63	$63

As of September 30, 2010, the Company’s EETC securities have an amortized cost basis of $70 million and unrealized losses of $7 million and represent a portion of the Company’s previously issued and outstanding EETC securities which were repurchased in open market transactions in 2007. As of September 30, 2010, these investments have been in an unrealized loss position for a period of over twelve months. However, United has not recognized an impairment loss in earnings related to these securities because United does not intend or expect to be required to sell the securities and expects to recover its entire amortized cost basis. United expects to collect the full principal balance and all related interest payments. All changes in the fair value of these investments have been classified within Accumulated other comprehensive income in the Financial Statements.

Derivative instruments, money market funds and investments presented in the table above have fair values equal to their carrying values. The table below presents the carrying values and estimated fair values of the Company’s financial instruments not presented in the table above.

	September 30, 2010
(In millions)	Carrying Amount	Fair Value
UAL long-tem debt (including current portion) (a)	$7,474	$8,298
Lease deposits	279	300

(a)	United’s carrying value and fair value of long-term debt, which exclude the UAL $345 million aggregate principal amount of 6% Senior Convertible Notes due 2029, are $7,129 million and $7,318 million, respectively.

Fair value of the above financial instruments was determined as follows.

Description	Fair Value Methodology
Cash, Cash Equivalents, Restricted Cash, Accounts Receivable, Fuel Hedge Collateral Deposits, Accounts Payable and Other Accrued Liabilities	The carrying amounts approximate fair value because of the short-term maturity of these assets. Money market funds are classified within cash and cash equivalents.

Enhanced Equipment Trust Certificates	The EETCs are not actively traded on an exchange. Fair value is based on the trading prices of United’s EETCs or similar EETC instruments issued by other airlines. The Company uses internal models and observable and unobservable inputs to corroborate third party quotes. Because certain inputs are unobservable, the Company categorized inputs to the EETC fair value valuation as Level 3. Significant inputs to the valuation models include contractual terms, risk-free interest rates and credit spreads.

Fuel Derivative Instruments	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated using option pricing models that employ observable and unobservable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Long-Term Debt	The fair value is based on the quoted market prices for the same or similar issues and discounted cash flow models using appropriate market rates. The Company’s credit risk was considered in estimating fair value.

Fair Value of Nonfinancial Assets

See Note 15, “Asset Impairments, Merger-related Costs and Special Items,” for information related to fair value measurements of nonfinancial assets performed during the 2010 and 2009 periods.

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. The Company enters into master netting agreements with its derivative counterparties. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. As of September 30, 2010, the Company had a net derivative asset of $178 million with certain of its counterparties; therefore, this amount represents the potential credit-risk loss if all of these counterparties fail to perform. The Company had a net derivative payable of $1 million with its remaining fuel counterparties at September 30, 2010.

Based on the fair value of the Company’s fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company reviews the credit risk associated with its derivative counterparties and may require collateral based on contract terms from its counterparties in the event the Company has a significant net derivative asset with its counterparties. The Company routinely reviews the credit risk associated with its counterparties which may hold the Company’s collateral to assess whether the collateral is fully recoverable from its counterparties. As of September 30, 2010, the Company held $8 million of collateral, which had been received from its counterparties, and the Company was not required to provide any collateral to its counterparties.

The Company considered its own credit risk and its counterparties’ credit risk in determining the fair value of its financial instruments. The Company considered credit risk to have a minimal impact on fair value because varying amounts of collateral are either provided by United to its hedging counterparties or received by United from its hedging counterparties based on current market exposure and the credit-worthiness of United and its counterparties.

(12) Derivative Instruments

The following section includes additional information regarding derivative instruments not already disclosed above.

Aircraft Fuel Hedges. The Company has a risk management strategy to hedge a portion of its price risk related to projected jet fuel requirements. Jet fuel is one of the Company’s most significant operating expenses. Jet fuel is a commodity with significant price volatility. Prices fluctuate based on market expectations of supply and demand, among other factors. Increases in fuel prices may adversely impact the Company’s financial performance, operating cash flows and financial position as greater amounts of cash may be required to obtain jet fuel for operations. The Company periodically enters into derivative contracts to mitigate the adverse financial impact of potential increases in the price of jet fuel. The Company does not enter into derivative instruments for non-risk management purposes. Prior to April 1, 2010, the Company’s fuel hedges were not accounted for as fair value or cash flow hedges under accounting principles related to hedge accounting. Effective April 1, 2010, the Company designated substantially all of its outstanding fuel derivative contracts, which settle in periods subsequent to June 30, 2010, as cash flow hedges under applicable accounting standards. In addition, substantially all new fuel derivative contracts entered into subsequent to April 1, 2010 were designated as cash flow hedges.

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

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. All derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in Accumulated other comprehensive income (loss) (“AOCI”) until the underlying jet fuel is consumed and recorded in fuel expense. The Company is exposed to the risk that its hedges may not be effective in offsetting changes in the cost of jet fuel and that its hedges may not continue to qualify for special hedge accounting. Hedge ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to Nonoperating - Miscellaneous, net in the income statement.

If the Company terminates a derivative prior to its contractual settlement date, then the cumulative gain or loss recognized in AOCI at the termination date remains in AOCI until the forecasted transaction occurs. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations during the 2010 periods.

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Financial Statements.

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its Financial Statements, and accordingly records any related collateral on a gross basis. The table below presents the fair value amounts of fuel derivative assets and liabilities and the location of amounts recognized in the Company’s Financial Statements. As of September 30, 2010, all of the Company’s fuel derivatives were designated as cash flow hedges. As of December 31, 2009, none of the Company’s fuel derivatives were designated as cash flow hedges.

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	September 30, 2010	Balance Sheet Location	September 30, 2010
Derivatives designated as cash flow hedges
Fuel contracts due within one year	Receivables	$186	Other current liabilities	$9

	Balance Sheet Location	December 31, 2009	Balance Sheet Location	December 31, 2009
Derivatives not designated as cash flow hedges
Fuel contracts due within one year	Receivables	$138	Other current liabilities	$5

The following tables present the impact of fuel derivative instruments and their location within the Financial Statements for the three and nine month periods ended September 30, 2010 and 2009 (in millions):

Fuel derivatives not designated as cash flow or fair value hedges (a)	Mainline Fuel		Nonoperating Income (Expense)		Total
	2010	2009	2010	2009	2010	2009
Three Months Ended September 30,
Cash net losses on settled contracts	$—	$(92)	$—	$(39)	$—	$(131)
Non-cash net mark-to-market gains	—	25	—	34	—	59

Total fuel hedge gains (losses)	$—	$(67)	$—	$(5)	$—	$(72)

Nine Months Ended September 30,
Cash net losses on settled contracts	$(29)	$(491)	$—	$(215)	$(29)	$(706)
Non-cash net mark-to-market gains	(6)	521	—	241	(6)	762

Total fuel hedge gains (losses)	$(35)	$30	$—	$26	$(35)	$56

(a)	The Company did not have any undesignated cash flow hedges during the three month period ended September 30, 2010.

Fuel derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in AOCI on Derivatives (effective portion)		Gain (Loss) Reclassified from AOCI into Income (Fuel Expense) (Effective Portion)		Amount of Gain (Loss) Recognized in Income (Nonoperating Expense) (Ineffective Portion)
	2010	2009	2010	2009	2010	2009
Three Months Ended September 30,	$79	$—	$(72)	$—	$12	$—

Nine Months Ended September 30,	$6	$—	$(72)	$—	$9	$—

None of the above hedge gains/losses were allocated to Regional Affiliates expense for any periods presented. As of September 30, 2010, an existing gain of $6 million recorded in AOCI will be reclassified into earnings within twelve months.

As of September 30, 2010, for the last three months of 2010 and the first nine months of 2011, United had hedged approximately 78% and 37%, respectively, of its expected consolidated fuel consumption with a combination of swaps and purchased call options. This hedge coverage does not reflect UAL’s changes in hedge instruments and future fuel consumption resulting from the merger. The Company’s hedge position at September 30, 2010, consisted of a notional amount of 14 million barrels with purchased call options at a weighted-average crude oil equivalent strike price of $82 per barrel and 14 million barrels with swaps at a crude oil equivalent average price of $81 per barrel.

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

Labor Negotiations. Approximately 82% of United’s employees currently are represented by various U.S. labor organizations. United has been in negotiations for amended collective bargaining agreements with all of its unions since 2009. Consistent with commitments contained in its current labor contracts, United has filed for mediation assistance in conjunction with four of its six unions: the Air Line Pilots Association (“ALPA”), the Association of Flight Attendants-Communication Workers of America, the International Association of Machinists and Aerospace Workers and the Professional Airline Flight Control Association. While the labor contract with the International Brotherhood of Teamsters also contemplates filing for mediation, the parties agreed to continue in direct negotiations. The current contract with the International Federation of Professional and Technical Engineers does not contemplate filing for mediation.

After the Company’s May 2010 merger announcement, ALPA opted to suspend Section 6 negotiations at both United and Continental in order to focus on joint negotiations for a new collective bargaining agreement that would apply to the combined company. On July 20, 2010, United and Continental reached agreement with ALPA on a Transition and Process Agreement that provides a framework for conducting pilot operations of the two employee groups until the parties reach agreement on a joint collective bargaining agreement and the carriers obtain a single operating certificate. On August 10, 2010, United and Continental began joint negotiations with ALPA and those negotiations are presently ongoing.

The process for integrating the labor groups of United and Continental is governed by a combination of the Railway Labor Act (“RLA”), the McCaskill-Bond Act, and where applicable, the existing provisions of United and Continental’s collective bargaining agreements and union policies. Under the RLA, the National Mediation Board has exclusive authority to resolve union representation disputes arising out of airline mergers. Under the McCaskill-Bond Act, the carriers must provide for “fair and equitable” integration of seniority lists, including arbitration where the interested parties cannot reach a consensual agreement. Pending operational integration, the Company will apply the terms of the existing collective bargaining agreements unless other terms have been negotiated. The outcome of these labor negotiations may materially impact the Company’s future financial results. However, the Company is unable at this time to assess the timing or magnitude of the impact, if any.

Legal Contingencies. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of the litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. When appropriate, the Company accrues for these matters based on its assessments of the likely outcomes of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

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

Trans-Atlantic Joint Venture. As previously disclosed in the Company’s 2009 Annual Report, United, Continental, Air Canada and Lufthansa are implementing a trans-Atlantic joint venture, which remains under review by the European Commission. As part of the joint venture, we are in negotiations to implement a revenue-sharing structure amongst the joint venture participants. As currently contemplated, the revenue sharing structure would result in payments among participants based on a formula that compares current period unit revenue performance on trans-Atlantic routes to a historic period or “baseline,” which is reset annually. The payments would be calculated on a quarterly basis and subject to a cap. Assuming that revenue sharing is implemented and that the revenue sharing formula is applied retroactively for the period from January 1, 2010 to September 30, 2010, as currently contemplated, United estimates its liability for revenue sharing payments to joint venture carriers that United relatively outperformed would be approximately $40 million. Future results will be impacted by the current year results, which will serve as the baseline in future years for calculating relative performance in the revenue sharing formula.

Contingent Senior Unsecured Notes. UAL is obligated under an indenture to issue to the Pension Benefit Guaranty Corporation (“PBGC”) up to $500 million aggregate principal amount of 8% Contingent Senior Notes (the “8% Notes”) in specified circumstances. The 8% Notes would be issued to the PBGC in up to eight equal tranches of $62.5 million upon the occurrence of certain financial triggering events (with one tranche issued as a result of each triggering event up to the eight total tranches). A triggering event occurs when, among other things, the Company’s earnings before income taxes, depreciation, amortization and rent (“EBITDAR”) exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year. The twelve month measurement periods began with the fiscal year ended December 31, 2009 and will end with the fiscal year ending December 31, 2017. In certain circumstances, UAL common stock may be issued in lieu of issuance of the 8% Notes.

Other Contingencies. The Company is party to a multiyear technology services agreement and has engaged in discussions with the counterparty to amend or restructure certain performance obligations. In the event that these discussions are not successful, the counterparty may assert claims for damages, and the Company could incur other cash and non-cash costs, which in the aggregate could exceed $100 million. The ultimate outcome of these discussions and the exact amount of the damages and costs, if any, to the Company cannot be predicted with certainty at this time. The Company’s current estimate of these costs is included within its estimated fourth quarter 2010 merger-related costs described in Note 2, “Merger and Related Matters,” because the closing of the merger further impacts the Company’s plans with respect to this agreement.

Commitments. During the first quarter of 2010, the Company executed definitive agreements to purchase 25 Boeing 787-8 Dreamliner aircraft and 25 Airbus A350 XWB aircraft, with future purchase rights for an additional 50 planes of each aircraft type, subject to availability of such aircraft at the time of exercise of the future purchase rights. The 25 Boeing 787-8 Dreamliner aircraft and 25 Airbus A350 XWB aircraft are expected to be delivered between 2016 and 2019. The Company has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. The backstop financing commitments and the Company’s deferral and substitution rights for the new aircraft are designed to allow the Company to manage changing market conditions throughout the aircraft delivery cycle. However, there is no guarantee that we will be able to obtain any or all of the backstop financing for the aircraft and engines on acceptable terms when necessary.

As of September 30, 2010, the Company had capital commitments of $7.7 billion that would require the payment of $75 million in the last three months of 2010, $200 million in 2011, $70 million in 2012, $70 million in 2013, $100 million in 2014 and $7.2 billion thereafter. These capital purchase commitments are primarily for the acquisition of the aforementioned aircraft, aircraft improvements, information technology assets and the relocation of the Company’s operations center.

During the nine months ended September 30, 2010, the Company entered into a new lease of its San Francisco airport facility. The new lease begins July 1, 2011, and extends the Company’s existing lease by ten years. Future rents are dependent on airport operating costs. Based on current airport rates, the new lease will increase the Company’s future operating lease payments by approximately $34 million in 2011, $68 million in each of 2012, 2013 and 2014, and $442 million thereafter.

Municipal Bond Guarantees. The Company has guaranteed interest and principal payments on $270 million of the Denver International Airport bonds, which are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The bonds were issued in two tranches, consisting of approximately $170 million aggregate principal amount of 5.25% discount bonds and $100 million aggregate principal amount of 5.75% premium bonds. The outstanding bonds and related guarantee are not recorded in the Company’s Financial Statements at September 30, 2010 or December 31, 2009. The related lease expense is recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the expected lease term through 2032.

(14) Debt Obligations and Other Financing Transactions

As of September 30, 2010 and December 31, 2009, assets with a net carrying value of $8.5 billion and $8.0 billion, respectively, principally consisting of aircraft and related spare parts, route authorities and Mileage Plus intangible assets, were pledged under various loan and other agreements.

As described in the Company’s 2009 Annual Report, UAL has $150 million face value 5% Senior Convertible Notes due in 2021 that may be redeemed at the noteholders’ option on February 1, 2011, and $726 million face value 4.5% Senior Limited-Subordination Convertible Notes due 2021 that may be redeemed at the noteholders’ option on June 30, 2011. As of September 30, 2010, UAL has included the net carrying value of these notes within the current portion of long-term debt, because the noteholders have the option to put the debt to the Company within one year. If a noteholder exercises the option, UAL may elect to the pay the repurchase price in cash, shares of its common stock or a combination thereof. These UAL instruments have been pushed down to United; therefore, the obligations are also reflected as a current obligation as of September 30, 2010 in United’s Financial Statements.

Credit Facilities

The Company has a $255 million revolving loan commitment available under its Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”). The Company used $252 million and $254 million of the commitment capacity for letters of credit at September 30, 2010 and December 31, 2009, respectively. In addition, under a separate agreement, the Company had $10 million and $20 million of letters of credit issued as of September 30, 2010 and December 31, 2009, respectively. Through a separate arrangement, the Company has an additional $150 million available under an unused credit facility.

Financing Transactions in 2010

In January 2010, United issued the remaining $612 million of equipment notes related to the Series 2009-1 EETCs of which $568 million was used to complete the prepayment of the remaining principal of the equipment notes issued in connection with the Series 2001-1 EETCs and the remaining proceeds of $44 million, before expenses and accrued interest due on the equipment notes related to the Series 2001-1 EETCs, provided the Company with incremental liquidity. During 2010, the Company received cash proceeds of $21 million, which was recorded as a nonoperating gain, from the distribution of the remaining Series 2001-1 EETC trust assets upon repayment of the note obligations.

In January 2010, United also issued the remaining $696 million of equipment notes related to the Series 2009-2 EETCs of which $493 million was used to prepay the remaining principal of the equipment notes issued in connection with the Series 2000-2 EETCs and the remaining proceeds of $203 million, before expenses and accrued interest due on the equipment notes related to the Series 2000-2 EETCs, provided the Company with incremental liquidity.

The EETC repayments discussed above combined with the portion of the Series 2009-1 and 2009-2 EETCs issued in 2009 reduced scheduled debt principal payments in 2010 and 2011 by approximately $440 million and $275 million, respectively. The equipment notes related to the Series 2009-1 and 2009-2 EETCs are secured by aircraft and have stated interest rates ranging from 9.75% to 12.0%.

In January 2010, the Company also issued $500 million aggregate principal amount of 9.875% Senior Secured Notes due 2013 and $200 million aggregate principal amount of 12.0% Senior Second Lien Notes due 2013 (together, the “Senior Notes”). The Senior Notes are secured by United’s route authority to operate between the United States and Japan and beyond Japan to points in other countries, certain airport takeoff and landing slots and airport gate leaseholds utilized in connection with these routes. During the nine months ended September 30, 2010, the Company pledged certain aircraft, engines, flight simulators and certain domestic slots to secure its obligations under the Amended Credit Facility and to allow the release of the collateral securing the Company’s obligations under the Senior Notes. In April 2010, the Company received $728 million upon perfection of the collateral securing the Company’s obligations under the Senior Notes and satisfaction of certain other customary conditions. These proceeds are net of $28 million of issuance discount and fees and include the return of $56 million that had been placed in escrow by the Company pending completion of the financing.

In July 2010, the Company prepaid, with no prepayment penalty, its remaining capital lease obligations of $69 million on an aircraft financing. This prepayment unencumbered nine Airbus narrowbody aircraft. In August 2010, the Company prepaid, with no prepayment penalty, its debt obligations of $73 million with one of its regional affiliates. This prepayment unencumbered certain domestic slots and ground equipment.

On October 4, 2010, Continental notified certain noteholders of its intent to redeem $75 million principal amount of convertible notes at par plus accrued and unpaid interest on November 4, 2010. In lieu of this redemption, the noteholders may elect to convert their notes into shares of UAL common stock at a conversion price of $19.0476 per share.

Amended Credit Facility Covenants

The Company’s Amended Credit Facility requires compliance with certain covenants, including a fixed charge coverage ratio. The required fixed charge coverage ratio is 1.5 to 1.0 for twelve month periods measured at the end of each calendar quarter. The Company was in compliance with this ratio and all of its Amended Credit Facility covenants as of September 30, 2010.

Although the Company was in compliance with all required financial covenants under the Amended Credit Facility as of September 30, 2010, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants under the Amended Credit Facility. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company’s ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

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

The Company’s credit card processing agreement with Paymentech and JPMorgan Chase Bank, N.A. contains a cash reserve requirement. The amount of any such cash reserve will be determined based on the amount of unrestricted cash held by the Company as defined under the Amended Credit Facility. If the Company’s unrestricted cash balance is at or more than $2.5 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if the

Company’s unrestricted cash is less than $2.5 billion, its required reserve will increase to a percentage of relevant advance ticket sales. Based on the Company’s September 30, 2010 unrestricted cash balance, the Company was not required to provide cash collateral above the current $25 million reserve balance.

Under the credit card processing agreement with American Express, the Company will be required to provide reserves based primarily on its unrestricted cash balance and net current exposure as of any calendar month-end measurement date. The agreement with American Express permits the Company to provide certain replacement collateral in lieu of cash collateral, as long as the Company’s unrestricted cash is above $1.35 billion. Based on the Company’s unrestricted cash balance at September 30, 2010, the Company was not required to provide any reserves under this agreement.

(15) Asset Impairments, Merger-related Costs and Special Items

For the three and nine month periods ended September 30, 2010 and 2009, asset impairment, merger-related costs and special items include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Tradename impairments	$—	$—	$—	$150
Aircraft and aircraft-related impairments	22	19	112	19
Merger-related costs	44	—	72	—
LAX municipal bond litigation	—	—	—	27
Lease termination and other special items	(3)	24	3	54

Total asset impairments, merger-related costs and special items	$63	$43	$187	$250

In the three and nine month periods ended September 30, 2009, lease termination and other special items were primarily due to charges to accrue future rent obligations associated with the removal from service of the Company’s B737 aircraft. The LAX municipal bond litigation charge of $27 million in the nine month period ended September 30, 2009 related to a pending legal matter that was unresolved upon the Company’s emergence from bankruptcy in 2006.

For further information regarding merger and integration expenses, see Note 2, “Merger and Related Matters,” above. The Company’s tradename and aircraft impairments in the table above were determined using fair value measurements. The table below provides additional information related to these fair value measurements during the nine month 2010 and 2009 periods, including the classification of these measurements within a fair value hierarchy as described in Note 11, “Fair Value Measurements” above.

(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Total Gains/ (Losses) (Level 3)
Nonfinancial assets measured at fair value on a nonrecurring basis:
2010:
Nonoperating aircraft	$157	$(95)
Aircraft-related assets	$—	$(17)

2009:
Tradenames	$420	$(150)
Five B747 aircraft - nonoperating	184	(19)

On a quarterly basis, the Company reviews the carrying values of its five nonoperating B747 aircraft and approximately 30 nonoperating B737 aircraft, which are being marketed for sale, to assess whether the carrying values are recoverable. As a result of this assessment, in the second and third quarters of 2010, the carrying values of these nonoperating aircraft were reduced to estimated fair values and aircraft impairment charges of $73 million and $22 million, respectively, were recorded. The decline in estimated fair value during these quarters was due to the Company’s observation of recent market transactions for similar aircraft. The Company primarily utilized a market approach to estimate the fair value of these aircraft; however, the market for these aircraft is not active and the Company’s estimates required the use of unobservable inputs such as adjustments for the maintenance condition of the aircraft. As a result, this fair value measure was considered a Level 3 measurement. In addition, during the first quarter of 2010, the Company estimated that certain of its aircraft-related assets were fully impaired, resulting in a charge of $17 million. The aircraft impairment charges incurred in the 2009 periods were due to similar factors that resulted in the 2010 impairment charges.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL”) is a holding company and its principal, wholly-owned subsidiaries are United Air Lines, Inc. (together with its consolidated subsidiaries, “United”) and, effective October 1, 2010, Continental Airlines, Inc. (“Continental”). As a consequence of the merger described below UAL Corporation changed its name to United Continental Holdings, Inc. We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-Q for disclosures that relate to both UAL and United.

The Company’s operations consist primarily of the transportation of persons, property and mail throughout the U.S. and abroad. United provides these services through full-sized jet aircraft (which we refer to as its “Mainline” operations), as well as smaller aircraft in its regional operations (aircraft having 70 or fewer seats) conducted under contract by “United Express®” carriers. The Company is one the largest passenger airlines in the world and serves virtually every major market around the world, either directly or through participation in the Star Alliance®, the world’s largest airline network. Based on flight schedules from October 2010 to October 2011, United Continental Holdings, Inc. offers approximately 5,800 daily departures to 372 destinations through its United and Continental subsidiaries and these subsidiaries’ regional affiliates. Including regional flights operated on its behalf, United offers approximately 3,400 daily departures to 231 destinations.

This Quarterly Report on Form 10-Q is a combined report of UAL and United including their respective unaudited condensed consolidated financial statements (the “Financial Statements”). As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL as included within the Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (the “Footnotes”), unless otherwise noted. United’s operating revenues and operating expenses comprise nearly 100% of UAL’s pre-merger revenues and operating expenses. In addition, United comprises substantially all of UAL’s pre-merger assets, liabilities and operating cash flows. Therefore, the following qualitative discussion is applicable to both UAL and United, unless otherwise noted. Any significant differences between UAL and United results are separately disclosed and explained. United meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format allowed under that General Instruction.

Recent Developments.

Merger

On May 2, 2010, UAL Corporation, Continental, and JT Merger Sub Inc., a wholly-owned subsidiary of UAL Corporation, entered into an Agreement and Plan of Merger providing for a “merger of equals” business combination. On October 1, 2010, JT Merger Sub Inc. merged with and into Continental, with Continental surviving as a wholly-owned subsidiary of UAL Corporation. Upon closing of the merger, UAL Corporation became the parent company of both Continental and United and UAL Corporation’s name was changed to United Continental Holdings, Inc. Until the operational integration of United and Continental is complete, United and Continental will continue to operate as separate airlines.

We expect the merger to deliver $1.0 billion to $1.2 billion in net annual synergies on a run-rate basis by 2013, including between $800 million and $900 million of incremental annual revenues, in large part from expanded customer options resulting from the greater scope and scale of the network, and additional international service enabled by the broader network of the combined carrier. Expected synergies are in addition to the significant benefits derived from our participation in Star Alliance and expected from the related joint venture relationships. We expect the combined company to realize between $200 million and $300 million of net cost synergies on a run-rate basis by 2013. We also expect that the combined company will incur substantial expenses in connection with the merger. While we have assumed that a certain level of merger-related expenses will be incurred, there are many factors that could affect the total amount or the timing of those expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the merger and likely will result in the combined company taking significant charges against earnings following the completion of the merger. In addition to transactional merger-related charges, the Company expects to incur material merger-related charges related to impairment of duplicative assets, contract termination costs, severance costs and accelerated share-based compensation, among others. The amount and timing of such charges are uncertain at present; however, the Company has already estimated certain of these charges as described in Note 2, “Merger and Related Matters.” The merger and certain other possible future transactions involving the sale or issuance of UAL common stock may impact the Company’s ability to use its NOL carryforwards to offset future taxable income for U.S. federal income tax purposes. See Note 2, “Merger and Related Matters” and Item 1A, Risk Factors for additional information. As the merger occurred subsequent to September 30, 2010, Management’s Discussion and Analysis of Financial Condition and Results of Operations does not include a discussion of the financial condition or results of operations of Continental.

Trans-Pacific Joint Venture. On October 6, 2010, United, Continental and All Nippon Airways received tentative antitrust immunity under a show-cause order from the DOT to enable the three carriers to establish a trans-Pacific joint venture.

Air Canada Joint Venture. On September 10, 2010, United and Air Canada entered into a memorandum of understanding to establish a revenue-sharing joint venture, expected to be effective in early 2011, subject to United and Air Canada making the necessary filings, obtaining regulatory approvals and finalizing documentation. The two carriers already benefit from antitrust immunity granted by the DOT.

The Company also has a trans-Atlantic joint venture, which is discussed below.

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

The table below highlights significant changes in the Company’s results in the three and nine months ended September 30, 2010 as compared to the year-ago periods. See Results of Operations, below, for additional information regarding year-over-year changes in our financial results. Operating revenues improved in 2010 as compared to 2009 as the Company began to benefit from capacity reductions and improved economic conditions, which contributed to an increase in business travel, premium service demand and yields. In the nine months ended September 30, 2010, consolidated yield increased 18% and consolidated traffic increased 4% despite flat capacity, as compared to the year-ago period. The revenue benefit was partially offset by increased consolidated fuel expense, which was primarily due to an increase in market prices for fuel in the 2010 periods and higher net hedge gains in the year-ago periods. In addition, other revenue-driven expenditures such as distribution costs increased, partially offsetting the revenue gains.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Favorable (unfavorable)				Favorable (unfavorable)
(In millions)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
UAL Information

Total revenues	$5,394	$4,433	$961	21.7	$14,796	$12,142	$2,654	21.9

Mainline fuel purchase cost	1,170	997	(173)	(17.4)	3,291	2,558	(733)	(28.7)
Operating non-cash undesignated fuel hedge (gains) losses	12	(25)	(37)	NM	18	(521)	(539)	NM
Operating cash fuel hedge losses	60	92	32	34.8	89	491	402	81.9
Regional Affiliates fuel expense (a)	292	222	(70)	(31.5)	829	564	(265)	(47.0)
Asset impairments, merger-related costs and special charges (see below)	63	43	(20)	(46.5)	187	250	63	25.2
Severance and other charges (see below)	11	17	6	35.3	29	17	(12)	(70.6)

Other operating expenses	3,251	2,999	(252)	(8.4)	9,315	8,870	(445)	(5.0)
Nonoperating non-cash undesignated fuel hedge (gains)	—	(34)	(34)	(100.0)	—	(241)	(241)	(100.0)
Nonoperating cash fuel hedge losses	—	39	39	100.0	—	215	215	100.0

Other nonoperating expense (b)	148	144	(4)	(2.8)	461	396	(65)	(16.4)

Income tax (benefit)	—	(4)	(4)	(100.0)	(1)	(46)	(45)	(97.8)

Net income (loss)	$387	$(57)	$444	NM	$578	$(411)	$989	NM

United net income (loss)	$399	$(55)	$454	NM	$606	$(405)	$1,011	NM

(a)	Regional Affiliates’ fuel expense is classified as part of Regional Affiliates expense in the Company’s Financial Statements.
(b)	Includes equity in earnings of affiliates.
NM	Not meaningful

Details of significant items impacting the Company’s results include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009	Income statement classification
Intangible asset impairments	$—	$—	$—	$150
Aircraft and aircraft-related impairments	22	19	112	19
Merger-related costs	44	—	72	—
LAX municipal bond litigation	—	—	—	27
Lease termination and other special items	(3)	24	3	54

Total asset impairments, merger-related costs and special items	63	43	187	250	Impairments, merger-related costs and special items

Severance	2	22	1	23	Salaries and related costs
Employee benefit obligation adjustment	—	—	—	(33)	Salaries and related costs
(Gain) loss on asset sales	5	(11)	15	(11)	Other operating expenses
Accelerated depreciation related to early asset retirement	4	6	13	38	Depreciation and amortization

Severance and other charges	11	17	29	17

Total asset impairments, merger-related costs, special items and other charges	74	60	216	267

Operating non-cash (gains) losses on undesignated fuel hedges	12	(25)	18	(521)	Aircraft fuel
Nonoperating non-cash fuel hedge (gains) on undesignated fuel hedges	—	(34)	—	(241)	Miscellaneous, net

Total non-cash fuel hedge (gains) losses on undesignated fuel hedges	12	(59)	18	(762)

Income taxes related to impairments and other charges	—	(4)	(1)	(46)	Income taxes

Total asset impairments, merger-related costs and other charges and non-cash fuel hedge gains/losses on undesignated fuel hedges	$86	$(3)	$233	$(541)

The table below shows Mainline fuel and non-fuel unit costs in the third quarter of 2010 as compared to the year-ago period. Fuel costs are mostly uncontrollable by the Company.

	Three Months Ended September 30,		2010 expense per ASM (in cents)	2009 expense per ASM (in cents)	% change per ASM
(In millions, except unit costs)	2010	2009
Mainline ASMs	32,431	32,193

Mainline fuel expense	$1,242	$1,064	3.83	3.31	15.7
Asset impairments, merger-related costs, special items and other charges (see above)	74	60	0.23	0.19	21.1
Other operating expenses	2,629	2,446	8.10	7.59	6.7

Total Mainline operating expense	3,945	3,570	12.16	11.09	9.6
Regional Affiliates expense	914	775

Consolidated operating expense	$4,859	$4,345

Liquidity. The following table provides a summary of UAL’s cash flows from operating, financing and investing activities for the nine months ended September 30, 2010 and 2009 and its total cash and restricted cash at September 30, 2010 and December 31, 2009.

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$1,801	$878
Net cash used by investing activities	(152)	(52)
Net cash provided (used) by financing activities	247	(340)

(In millions)	As of September 30, 2010	As of December 31, 2009
Cash and cash equivalents	$4,938	$3,042
Restricted cash	220	341

Total cash	$5,158	$3,383

UAL’s cash from operations increased in the 2010 period as compared to the year-ago period primarily due to improved revenue performance. The revenue benefits were partially offset by increased cash operating expenditures such as distribution costs, which are largely revenue-driven, and fuel costs, which increased due to increased market prices for fuel in 2010. The 2009 operating cash flows included the receipt of $160 million related to the future relocation of the Company’s Chicago O’Hare International Airport (“O’Hare”) cargo facility.

The Company expects its cash flows from operations and its unrestricted cash to be sufficient to meet its operating expenses, lease obligations and debt service requirements for the near term; however, the Company’s future liquidity could be impacted by changes in fuel prices, fuel hedge collateral requirements, inability to adequately increase revenues to offset high fuel prices, declines in revenue from reduced demand, increased operating and other costs, failure to meet future debt covenants, and other factors. See Liquidity and Capital Resources and Item 3. Quantitative and Qualitative Disclosures about Market Risk, below, for a discussion of these factors and the Company’s significant operating, investing and financing cash flows.

Commitments. During the first quarter of 2010, the Company executed definitive agreements to purchase 25 Boeing 787-8 Dreamliner aircraft and 25 Airbus A350 XWB aircraft, with future purchase rights for an additional 50 planes of each aircraft type, subject to availability of such aircraft at the time of exercise of the future purchase rights. We expect the 25 Boeing 787-8 Dreamliner aircraft and 25 Airbus A350 XWB aircraft to be delivered between 2016 and 2019. The Company has secured considerable backstop financing commitments from its aircraft and engine manufacturers, subject to certain customary conditions. The backstop financing commitments and the Company’s deferral and substitution rights for the new aircraft are designed to allow the Company to manage changing market conditions throughout the aircraft delivery cycle. However, there is no guarantee that we will be able to obtain any or all of the backstop financing for the aircraft and engines on acceptable terms when necessary.

As of September 30, 2010, the Company had capital commitments of $7.7 billion that would require the payment of $75 million in the last three months of 2010, $200 million in 2011, $70 million in 2012, $70 million in 2013, $100 million in 2014 and $7.2 billion thereafter. These capital purchase commitments are primarily for the acquisition of the aforementioned aircraft, aircraft improvements, information technology assets and the relocation of the Company’s operations center.

During the nine months ended September 30, 2010, the Company entered into a new lease of its San Francisco airport facility. The new lease begins July 1, 2011, and extends the Company’s existing lease by ten years. Future rents are dependent on airport operating costs. Based on current airport rates, the new lease will increase the Company’s future operating lease payments by approximately $34 million in 2011, $68 million in each of 2012, 2013 and 2014, and $442 million thereafter.

Contingencies. The following discussion provides an overview of the status of contingencies identified by the Company. For further details on these and other matters, see Note 13, “Commitments, Contingent Liabilities and Uncertainties,” in the Footnotes.

Labor Negotiations. Approximately 82% of United’s employees currently are represented by various U.S. labor organizations. United has been in negotiations for amended collective bargaining agreements with all of its unions since 2009. Consistent with commitments contained in its current labor contracts, United has filed for mediation assistance in conjunction with four of its six unions: the Air Line Pilots Association (“ALPA”), the Association of Flight Attendants-Communication Workers of America, the International Association of Machinists and Aerospace Workers and the Professional Airline Flight Control Association. While the labor contract with the International Brotherhood of Teamsters also contemplates filing for mediation, the parties agreed to continue in direct negotiations. The current contract with the International Federation of Professional and Technical Engineers does not contemplate filing for mediation.

After the Company’s May 2010 merger announcement, ALPA opted to suspend Section 6 negotiations at both United and Continental in order to focus on joint negotiations for a new collective bargaining agreement that would apply to the combined company. On July 20, 2010, United and Continental reached agreement with ALPA on a Transition and Process Agreement that provides a framework for conducting pilot operations of the two employee groups until the parties reach agreement on a joint collective bargaining agreement and the carriers obtain a single operating certificate. On August 10, 2010, United and Continental began joint negotiations with ALPA and those negotiations are presently ongoing.

The process for integrating the labor groups of United and Continental is governed by a combination of the Railway Labor Act (“RLA”), the McCaskill-Bond Act, and where applicable, the existing provisions of United and Continental’s collective bargaining agreements and union policies. Under the RLA, the National Mediation Board has exclusive authority to resolve union representation disputes arising out of airline mergers. Under the McCaskill-Bond Act, the carriers must make provide for “fair and equitable” integration of seniority lists, including arbitration where the interested parties cannot reach a consensual agreement. Pending operational integration, the Company will apply the terms of the existing collective bargaining agreements unless other terms have been negotiated. The outcome of these labor negotiations may materially impact the Company’s future financial results. However, the Company is unable at this time to assess the timing or magnitude of the impact, if any.

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

Many aspects of United’s operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future environmental regulatory developments, such as climate change regulations in the United States (“U.S.”) and abroad, could adversely affect operations and increase operating costs in the airline industry. There are certain climate change laws and regulations that have already gone into effect and that apply to United, including the European Union (“EU”) emissions trading scheme (discussed below), environmental taxes for certain international flights (including the United Kingdom’s Air Passenger Duty and Germany’s ticket tax), limited greenhouse gas reporting requirements and land-based planning laws which could apply to airports and could affect airlines in certain circumstances. Other areas of developing regulations include the State of California rule-makings regarding air emissions from ground support equipment and a federal rule-making concerning the discharge of deicing fluid. An EU Directive required EU member countries to enact legislation that would include aviation within the EU’s existing carbon emissions trading scheme, effective in 2012. The legality of applying such a scheme to non-EU airlines has been widely questioned. In December 2009, the Air Transportation Association, joined by United, Continental and American Airlines, filed a lawsuit in the United Kingdom challenging regulations that transpose into UK law the EU emissions trading scheme as applied to U.S. carriers and in June 2010, the case was referred to the European Court of Justice. In addition, non-EU countries are considering filing a formal challenge before the United Nations’ International Civil Aviation Organization (“ICAO”) with respect to the EU’s inclusion of non-EU carriers. It is not clear whether the emissions trading scheme will withstand such challenges. If the scheme is found to be valid, however, it could significantly increase the costs of carriers operating in the EU (by requiring the purchase of carbon credits), although the precise cost to United is difficult to calculate with any certainty due to a number of variables, and will depend, among other things, on United’s carbon emissions from flights to and from the EU and the price of carbon credits. The ICAO recently signaled through an ICAO Assembly Resolution that it will be developing a regulatory scheme for aviation greenhouse gas emissions. In addition to the ICAO, regulatory actions may be taken in the future by the U.S. government, state governments within the U.S., foreign governments, or through a separate United Nations global climate change treaty to regulate the emission of greenhouse gases by the aviation industry. The precise nature of any such requirements and their applicability to United are difficult to predict, but the impact to the Company and the aviation industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, operational requirements (such as requiring increased fuel efficiency), or a requirement to purchase carbon credits.

Trans-Atlantic Joint Venture. As previously disclosed in the Company’s 2009 Annual Report, United, Continental, Air Canada and Lufthansa are implementing a trans-Atlantic joint venture, which remains under review by the European Commission. As part of the joint venture, we are in negotiations to implement a revenue-sharing structure amongst the joint venture participants. As currently contemplated, the revenue sharing structure would result in payments among participants based on a formula that compares current period unit revenue performance on trans-Atlantic routes to a historic period or “baseline,” which is reset annually. The payments would be calculated on a quarterly basis and subject to a cap. Assuming that revenue sharing is implemented and that the revenue sharing formula is applied retroactively for the period from January 1, 2010 to September 30, 2010, as currently contemplated, United estimates that its liability for revenue sharing payments to joint venture carriers that United relatively outperformed would be approximately $40 million. Future results will be impacted by the current year results, which will serve as the baseline in future years for calculating relative performance in the revenue sharing formula.

Contingent Senior Unsecured Notes. UAL is obligated under an indenture to issue to the Pension Benefit Guaranty Corporation (“PBGC”) up to $500 million aggregate principal amount of 8% Contingent Senior Notes (the “8% Notes”) in specified circumstances. The 8% Notes would be issued to the PBGC in up to eight equal tranches of $62.5 million upon the occurrence of certain financial triggering events (with one tranche issued as a result of each triggering event up to the eight total tranches). A triggering event occurs when, among other things, the Company’s earnings before income taxes, depreciation, amortization and rent (“EBITDAR”) exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year. The twelve month measurement periods began with the fiscal year ended December 31, 2009 and will end with the fiscal year ending December 31, 2017. In certain circumstances, UAL common stock may be issued in lieu of issuance of the 8% Notes.

Other Contingencies. The Company is party to a multiyear technology services agreement and has engaged in discussions with the counterparty to amend or restructure certain performance obligations. In the event that these discussions are not successful, the counterparty may assert claims for damages, and the Company could incur other cash and non-cash costs, which in the aggregate could exceed $100 million. The ultimate outcome of these discussions and the exact amount of the damages and costs, if any, to the Company cannot be predicted with certainty at this time. The Company’s current estimate of these costs is included within its estimated fourth quarter 2010 merger-related costs described in Note 2, “Merger and Related Matters,” because the closing of the merger further impacts the Company’s plans with respect to this agreement.

Results of Operations

During the three and nine months ended September 30, 2010 and 2009, United’s operating revenues and operating expenses comprised substantially all of UAL’s revenues and operating expenses. Therefore, the following discussion is applicable to both UAL and United, unless otherwise noted. There were no significant differences between the results of UAL and United in the 2010 or 2009 periods presented herein, except where noted below.

Third Quarter 2010 Compared to Third Quarter 2009

As highlighted in the summary of financial results table in Overview above, UAL’s net income of $387 million for the three months ended September 30, 2010 was a significant improvement as compared to a net loss of $57 million in the year-ago period. The most significant changes were higher revenues resulting from increases in both yields and traffic in the third quarter of 2010 due to an improvement in the global economy and the effect of capacity reductions in 2008 and 2009. The revenue benefit was partially offset by increased expenses in areas such as fuel, distribution costs and interest expense, as described below.

Operating Revenues. The table below illustrates the year-over-year change in UAL and United operating revenues.

	Three Months Ended September 30,		$ Change	% Change
(In millions)	2010	2009
Passenger—Mainline	$3,913	$3,267	$646	19.8
Passenger—Regional Affiliates	1,076	844	232	27.5
Cargo	175	125	50	40.0
Other operating revenues	230	197	33	16.8

UAL total	$5,394	$4,433	$961	21.7

United total	$5,396	$4,435	$961	21.7

The table below presents selected UAL and United passenger revenues and operating data from our Mainline segment, broken out by geographic region and from our Regional Affiliates segment (United Express operations), expressed as third quarter period-to-period changes.

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional Affiliates	Consolidated
Increase (decrease) from 2009:
Passenger revenues (in millions) (a)	$150	$263	$192	$41	$646	$232	$878
Passenger revenues	7.7%	43.2%	30.2%	54.8%	19.8%	27.5%	21.4%
Average fare per passenger	14.9%	34.7%	22.6%	44.5%	25.0%	14.0%	20.4%
Yield (b)	9.8%	34.1%	22.0%	39.8%	17.6%	8.2%	16.9%
Passenger revenues per ASM (“RASM”)	10.7%	41.0%	19.6%	39.6%	18.9%	11.1%	18.3%
Average stage length (c)	6.3%	(0.3)%	(2.4)%	2.4%	6.9%	8.9%	4.7%
Passengers	(6.3)%	6.3%	6.3%	7.1%	(4.2)%	11.8%	0.8%
Revenue passenger miles (“RPMs”) (d)	(1.9)%	6.9%	6.8%	10.8%	1.9%	17.9%	3.9%
Available seat miles (“ASMs”) (e)	(2.8)%	1.6%	8.9%	10.8%	0.7%	14.8%	2.6%
Passenger load factor (points) (f)	0.7	4.4	(1.8)	—	1.0	2.1	1.0

(a)	Amounts include $54 million and $11 million of additional revenue within the Mainline and Regional Affiliates segments, respectively, related to the impact of the Company’s changes in accounting method and estimate for its frequent flyer obligation as described in the Critical Accounting Polices, below. Within the Mainline segment, the $54 million benefit from the change in estimate was allocated to the four geographic regions based on revenue.
(b)	Yield is a measure of the average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs.
(c)	Average stage length, or the average number of miles flown per flight departure, is calculated by dividing the number of aircraft flight miles by the number of aircraft departures.
(d)	RPMs are the number of scheduled miles flown by revenue passengers. RPMs are also referred to as “traffic.”
(e)	ASMs are the number of seats available for passengers multiplied by the number of miles those seats are flown. ASMs are also referred to as “capacity.”
(f)	Passenger load factor is derived by dividing RPMs by ASMs.

Consolidated passenger revenues in the third quarter of 2010 increased approximately $878 million as compared to the year-ago period primarily due to improved pricing as consolidated average fare per passenger and yield increased by 20% and 17%, respectively, as compared to the year-ago period. The increase in pricing was due to strengthening economic conditions and industry capacity discipline. A higher mix of business travelers and higher volumes of international premium cabin passengers combined to drive the improvements in both average fare and yield. The international regions in particular had the largest increases in demand with passenger unit revenues per ASM increasing 31% compared to the year-ago period on a 5% increase in capacity. Premium cabin passengers account for a large share of international revenues and the increase in their volumes has a highly leveraged benefit on the international regions. Changes in passenger volume had less of an impact on the year-over-year revenue improvement, as compared to the price impact, as consolidated passenger volume and RPMs increased by 1% and 4%, respectively, in the third quarter of 2010 as compared to the year-ago period. Passenger revenue in the 2010 period included approximately $65 million of revenue due to changes in the Company’s estimate and methodology related to its frequent flyer program accounting as noted in the table above, and in Critical Accounting Policies, below.

Regional Affiliates revenues increased $232 million, or 28%, due to both price and volume changes. Regional Affiliates average fare per passenger and yield increased by 14% and 8%, respectively, primarily due to the improved economic conditions that benefited Mainline revenues, as discussed above. Regional Affiliates passenger volume and traffic increased 12% and 18%, respectively, primarily due to an increase in capacity. Total Mainline and Regional Affiliate domestic revenues increased 13% on essentially flat capacity, resulting in a passenger unit revenue increase of 13%. Consolidated domestic revenues also benefited from the improved economic conditions and capacity discipline described above.

Cargo revenues increased by $50 million, or 40%, in the third quarter of 2010 as compared to the third quarter of 2009. The key driver was a rebound in traffic and demand as the economy improved compared to the year-ago period. The Company’s freight ton miles improved by 13% as compared to the third quarter of 2009, while mail ton miles dropped approximately 10%, for a composite cargo traffic gain of 11%. Freight yields for the third quarter of 2010 were 28% better than the year-ago period due to stronger freight traffic, tighter industry capacity and numerous tactical rate recovery initiatives particularly in the Company’s Pacific markets. On a composite basis, cargo yield in the third quarter of 2010 increased 26% as compared to the year-ago period.

Operating Expenses. The table below includes data related to UAL and United operating expenses. Significant variances are discussed below.

	Three Months Ended September 30,		$ Change	% Change
(In millions)	2010	2009
Aircraft fuel	$1,242	$1,064	$178	16.7
Salaries and related costs	1,085	954	131	13.7
Regional Affiliates	914	775	139	17.9
Purchased services	278	279	(1)	(0.4)
Aircraft maintenance materials and outside repairs	262	253	9	3.6
Landing fees and other rent	240	226	14	6.2
Depreciation and amortization	224	220	4	1.8
Distribution expenses	161	145	16	11.0
Aircraft rent	82	88	(6)	(6.8)
Cost of third party sales	64	59	5	8.5
Impairments, merger-related costs and special items	63	43	20	46.5
Other operating expenses	244	239	5	2.1

UAL total	$4,859	$4,345	$514	11.8

United total	$4,854	$4,345	$509	11.7

Mainline aircraft fuel expense increased $178 million, or 17%, year-over-year primarily due to a 15% increase in jet fuel prices. In addition, Regional Affiliates fuel expense increased 32% due to a 16% increase in consumption from additional flying and a 13% increase in the average fuel price driven by higher prices consistent with the increase in Mainline fuel purchase cost. The table below presents the significant changes in Mainline and Regional Affiliates aircraft fuel cost per gallon in the three month period ended September 30, 2010 as compared to the year-ago period. The cash hedge gains/losses represent actual cash paid or received upon settlement of derivative contracts, plus or minus the initial amount paid or received for the derivative, if any. The non-cash hedge gains/losses represent all unrealized mark-to-market (“MTM”) gains/losses, and, in the period of settlement, the reversal of previously recorded MTM gains/losses. Ineffective hedge gains/losses are recorded to nonoperating expense. Fuel hedge losses in the 2010 period primarily represent premiums paid and cash settlements associated with contract expirations. The contract settlement losses resulted because the actual commodity prices during the period were below contractual prices in the hedge contracts. The non-cash amounts were relatively insignificant in the 2010 period because the Company’s open derivative contracts as of September 30, 2010 had been previously designated as cash flow hedges; therefore, the effective portion of MTM gains/losses are recorded to other comprehensive income. For the 2009 period, the cash loss was due to premiums paid and settlement losses because fuel prices were below contractual prices during the period. See Note 12, “Derivative Instruments,” in the Footnotes for additional details regarding fuel hedge gains/losses. Derivative gains/losses are not allocated to Regional Affiliates fuel expense. As of September 30, 2010, the Company had unrealized fuel hedge gains of $6 million recorded as a component of AOCI. Such losses will be recognized in earnings within the next twelve months if the losses are not reversed through changes in market prices prior to expiration of the contracts.

	Three Months Ended September 30,
				Average price per gallon (in cents)
(In millions, except per gallon)	2010	2009	% Change	2010	2009	% Change
Mainline fuel purchase cost	$1,170	$997	17.4	225.0	195.1	15.3
Non-cash fuel hedge losses (gains) in Mainline fuel	12	(25)	NM	2.3	(4.9)	NM
Cash fuel hedge losses in Mainline fuel	60	92	(34.8)	11.5	18.0	36.1

Total Mainline fuel expense	1,242	1,064	16.7	238.8	208.2	14.7
Regional Affiliates fuel expense (a)	292	222	31.5	239.3	211.4	13.2

UAL system operating fuel expense	$1,534	$1,286	19.3	238.9	208.8	14.4

Mainline fuel consumption (gallons)	520	511	1.8
Regional Affiliates fuel consumption (gallons)	122	105	16.2

Total fuel consumption (gallons)	642	616	4.2

(a)	Regional Affiliates fuel costs are classified as part of Regional Affiliates expense.

NM Not Meaningful.

Salaries and related costs increased $131 million, or 14%, in the third quarter of 2010 as compared to the year-ago period primarily due to the accrual in the 2010 period for estimated payments under the Company’s annual incentive and profit sharing plans. Expense for these plans was not recognized in the comparable year-ago period because annual payouts were not expected to occur. Salaries also increased due to the impact of annual wage increases.

Regional Affiliates expense increased $139 million, or 18%, during the third quarter of 2010 as compared to the year-ago period. Regional Affiliates expense increased partly due to an increase of $70 million in Regional Affiliates fuel cost that was driven by a 13% increase in the average price per gallon as well as a 16% increase in jet fuel consumption due to a 15% increase in capacity, as presented in the fuel table above. Other Regional Affiliates operating expenses also increased in the 2010 period due to the addition of Regional Affiliates capacity and the increased allocation of reservations and airport operations costs of $14 million. Regional Affiliates operating income was $162 million in the 2010 period, as compared to an operating income of $69 million in the 2009 period. Regional Affiliates operating results improved on a year-over-year basis as the benefits of increased traffic and yield outweighed the increases in fuel and other operating costs.

Purchased services expense was relatively flat in the three months ended September 30, 2010, as compared to the year-ago period, primarily due to inflationary cost increases being offset by a $17 million refund in the current period of Transportation Security Administration airport security fees paid in prior years.

Distribution expenses increased $16 million, or 11%, in the third quarter of 2010 as compared to the prior year primarily due to increased commissions, credit card fees and global distribution services (“GDS”) fees driven by a 21% increase in passenger revenues.

In the third quarter of 2010, the Company recorded impairment, merger-related costs and special items of $63 million which primarily relate to a $22 million charge to decrease the carrying value of B737 nonoperating aircraft and $44 million of merger-related costs. In the third quarter of 2009, the Company recorded asset impairment of $19 million related to its five nonoperating B747 aircraft and $24 million related to future rent associated with B737 aircraft that were removed from service. All of these charges relate to the Mainline segment and are classified within Impairments, merger-related costs, and special items in the Company’s Financial Statements. See Note 15, “Asset Impairments, Merger-related Costs and Special Items,” in the Footnotes for additional information.

Other operating expenses in the current period include an expense credit of $11 million related to a refund of aircraft navigation fees which were overcharged in prior years.

Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Three Months Ended September 30,		Favorable/(Unfavorable) Change
(In millions)	2010	2009	$	%
Interest expense	$(171)	$(146)	$(25)	(17.1)
Interest income	5	3	2	66.7
Interest capitalized	2	3	(1)	(33.3)
Miscellaneous, net	15	(10)	25	NM

UAL total	$(149)	$(150)	$1	0.7

United total (a)	$(144)	$(150)	$6	4.0

(a)	In the 2010 period, United’s nonoperating expenses are less than UAL’s nonoperating expenses primarily due to UAL’s interest expense from its $345 million aggregate principal amount of 6% Senior Convertible Notes due 2029, which are outstanding at UAL, but not at United.

NM - Not meaningful.

Interest expense increased $25 million, or 17%, compared to the year-ago period primarily due to an increase in debt outstanding during the third quarter of 2010 as compared to debt outstanding during the year-ago period, higher interest rates on the 2009 and 2010 debt issuances as compared to the rates on the debt these issuances replaced, and amortization of debt issuance costs associated with 2009 and 2010 financings. The increase in debt outstanding in 2010 is due to several financings that were completed during the year ended December 31, 2009 and early 2010 to enhance the Company’s liquidity. Miscellaneous, net includes fuel hedge ineffectiveness gains of $12 million in the 2010 quarter.

Income Taxes. Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following: changes in the valuation allowance, expenses that are not deductible for federal income tax purposes, and state income taxes. We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because management has concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. As a result, most of our pre-tax loss for the three month period ended September 30, 2009 was not reduced by any tax benefit. No federal income tax expense was recognized related to our pre-tax income for the three month period ended September 30, 2010 due to the utilization of NOL carryforwards for which no benefit had previously been recognized.

First Nine Months of 2010 Compared to First Nine Months of 2009

As highlighted in the Summary of Results table in the Overview section above, UAL’s net income for the nine months ended September 30, 2010 was $578 million as compared to a net loss of $411 million in the year-ago period. The most significant changes were higher revenues in the first nine months of 2010 due to an improvement in the global economy and the effect of capacity reductions. The revenue benefit was partially offset by increased expenses such as fuel, distribution costs, and interest expense, as described below.

Operating Revenues. The table below illustrates the year-over-year percentage change in UAL and United operating revenues.

	Nine Months Ended September 30,		$ Change	% Change
(In millions)	2010	2009
Passenger—Mainline	$10,651	$8,909	$1,742	19.6
Passenger—Regional Affiliates	2,937	2,252	685	30.4
Cargo	522	370	152	41.1
Other operating revenues	686	611	75	12.3

UAL total	$14,796	$12,142	$2,654	21.9

United total	$14,802	$12,149	$2,653	21.8

The table below presents selected UAL and United passenger revenues and operating data from our Mainline segment, broken out by geographic region and from our Regional Affiliates segment, expressed as year-over-year changes for the nine month periods.

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional Affiliates	Consolidated
Increase (decrease) from 2009:
Passenger revenues (in millions) (a)	$534	$631	$477	$100	$1,742	$685	$2,427
Passenger revenues	10.0%	37.9%	29.2%	39.6%	19.6%	30.4%	21.7%
Average fare per passenger	17.8%	27.3%	23.4%	36.2%	25.3%	14.7%	20.6%
Yield	12.6%	28.6%	23.2%	33.8%	18.1%	8.1%	17.7%
RASM	14.3%	41.5%	26.2%	40.6%	22.3%	11.1%	21.5%
Average stage length	7.0%	(1.6)%	(2.8)%	(1.2)%	5.8%	7.6%	2.4%
Passengers	(6.6)%	8.3%	4.7%	2.5%	(4.6)%	13.6%	0.9%
RPMs	(2.3)%	7.4%	4.9%	4.4%	1.2%	20.7%	3.5%
ASMs	(3.7)%	(2.5)%	2.5%	(0.7)%	(2.3)%	17.4%	0.2%

Passenger load factor (points)	1.2	7.8	1.9	3.9	2.9	2.1	2.7

(a)	Amounts include $170 million and $35 million of additional revenue within the Mainline and Regional Affiliates segments, respectively, related to the impact of the Company’s changes in accounting method and estimate for its frequent flyer obligation as described in the Critical Accounting Polices, below. Within the Mainline segment, the $170 million benefit from the change in estimate was allocated to the four geographic regions based on revenue.

Consolidated passenger revenues in the first nine months of 2010 increased approximately $2,427 million as compared to the year-ago period driven by 21% and 18% increases in average fare and yield, respectively, as a result of strengthening economic conditions and industry capacity discipline. Consistent with the revenue results in the third quarter as discussed above, an increase in volume, as measured by passenger volume and traffic (RPMs), during the nine months ended September 30, 2010 also contributed to an increase in revenues. The revenue improvement was also driven by the return of business and international premium cabin passengers whose higher ticket prices combined to increase average fares and yields. The international regions in particular had the largest increases in demand with passenger unit revenue per ASM increasing 34% compared to the year-ago period on flat capacity. Passenger revenue in the 2010 period included approximately $205 million of additional revenue due to changes in its estimate and methodology related to frequent flyer program accounting as noted in the table above, and in Critical Accounting Policies, below.

Regional Affiliates revenues increased 30% on 17% higher capacity. Total Mainline and Regional Affiliate domestic revenues increased 16% on flat capacity, resulting in a passenger unit revenue increase of 16%. Consolidated domestic passenger unit revenues also benefited from the return of corporate customers.

Cargo revenues increased by $152 million, or 41%, in the first nine months of 2010 as compared to 2009, primarily due to improved economic conditions resulting in improved traffic and yield as described under Results of Operations, Third Quarter 2010 Compared to Third Quarter 2009, above.

Operating Expenses. The table below includes data related to UAL and United operating expenses. Significant fluctuations are discussed below.

	Nine Months Ended September 30,		$ Change	% Change
(In millions)	2010	2009
Aircraft fuel	$3,398	$2,528	$870	34.4
Salaries and related costs	3,053	2,838	215	7.6
Regional Affiliates	2,640	2,154	486	22.6
Purchased services	821	852	(31)	(3.6)
Aircraft maintenance materials and outside repairs	729	718	11	1.5
Landing fees and other rent	709	676	33	4.9
Depreciation and amortization	652	675	(23)	(3.4)
Distribution expenses	452	402	50	12.4
Aircraft rent	244	265	(21)	(7.9)
Impairments, merger-related costs and special items	187	250	(63)	(25.2)
Cost of third party sales	182	172	10	5.8
Other operating expenses	691	699	(8)	(1.1)

UAL total	$13,758	$12,229	$1,529	12.5

United total	$13,752	$12,230	$1,522	12.4

The increase in aircraft fuel expense and Regional Affiliates expense was primarily attributable to increased market prices for jet fuel as highlighted in the table below, which presents the significant changes in Mainline and Regional Affiliates aircraft fuel cost per gallon in the nine months ended September 30, 2010 as compared to the year-ago period. Consistent with the results for the third quarter, the hedge gains/losses were less significant as compared the year-ago period because the Company’s current fuel hedge instruments are now designated as cash flow hedges whereas in the year-ago period none of the hedge instruments were designated as cash flow hedges. In addition, there was significantly less volatility in the 2010 period as compared to earlier periods. See Results of Operations, Third Quarter 2010 Compared to Third Quarter 2009, above for discussion of cash and non-cash hedge gains/losses.

In the 2009 period, the Company’s net cash and non-cash hedge gain of $30 million was not significant as compared to the gross cash and non-cash amounts due to less market volatility in 2009 compared to 2008. During 2008 the Company entered into a significant number of fuel derivative contracts when crude oil prices were at or above $100 per barrel. The Company had primarily entered into collar structures whereby if prices increased above the collar, the Company would receive cash payments from the counterparty, and if prices decreased below the collar, the Company would be required to pay cash to the counterparties. Many of these collars had strike prices at around $100 per barrel of crude oil. Subsequent to the Company entering into these derivative contacts, oil prices decreased from a high of approximately $145 per barrel in the summer of 2008 to approximately $45 per barrel at December 31, 2008. This significant price decline in crude oil resulted in the recognition of material unrealized mark-to-market losses in 2008 for contracts that remained unsettled with counterparties as of the end of the year. Crude oil prices increased gradually during the first nine months of 2009 from the December 31, 2008 price of approximately $45 per barrel to around $70 per barrel during the third quarter of 2009. Therefore, a substantial portion of the contracts, which had significant unrealized losses recorded as of December 31, 2008, settled in the first nine months of 2009 when fuel prices were higher than at the end of 2008, but were still significantly below the fuel contract strike prices of approximately $100 per barrel. Cash losses of $491 million were recorded in Mainline fuel expense in the 2009 period based on payment of this amount to settle contracts with fuel hedge counterparties. Because the Company had already recognized unrealized, non-cash losses of $568 million in 2008, the reversal of these non-cash losses upon settlement of the contracts was the largest component of the $521 million non-cash gain in the 2009 period. See Note 12, “Derivative Instruments,” in the Footnotes for additional details regarding fuel hedging. Derivative gains/losses are not allocated to Regional Affiliates fuel expense.

	Nine Months Ended September 30,
				Average price per gallon (in cents)
(In millions, except per gallon)	2010	2009	% Change	2010	2009	% Change
Mainline fuel purchase cost	$3,291	$2,558	28.7	225.3	172.8	30.4
Non-cash fuel hedge losses (gains) in Mainline fuel (a)	18	(521)	NM	1.2	(35.2)	NM
Cash fuel hedge losses in Mainline fuel (a)	89	491	(81.9)	6.1	33.2	(81.7)

Total Mainline fuel expense	3,398	2,528	34.4	232.6	170.8	36.2
Regional Affiliates fuel expense (b)	829	564	47.0	244.5	191.8	27.5

UAL system operating fuel expense	$4,227	$3,092	36.7	234.8	174.3	34.7

Mainline fuel consumption (gallons)	1,461	1,480	(1.3)
Regional Affiliates fuel consumption (gallons)	339	294	15.3

Total fuel consumption (gallons)	1,800	1,774	1.5

(a)	The Company incurred fuel hedge gains (losses) which are classified in nonoperating expense as described below.
(b)	Regional Affiliates fuel costs are classified as part of Regional Affiliates expense.

NM Not Meaningful.

Salaries and related costs increased $215 million, or 8%, for the nine months ended September 30, 2010 as compared to the year-ago period. The increase was primarily due to the accrual in the 2010 period for estimated payments under the Company’s annual incentive and profit sharing plans. The 2009 period did not include expense for these plans, because the Company did not expect to meet the minimum financial triggers required for annual payouts. The 2009 period included a $33 million benefit due to changes in employee benefits accruals.

Regional Affiliates expense increased $486 million, or 23%, during the first nine months of 2010 as compared to the same period last year, primarily due to a $265 million increase in Regional Affiliates fuel cost, which was due to a higher average price per gallon of Regional Affiliates jet fuel in 2010 as presented in the fuel table above. The remaining increase in Regional Affiliates cost was due to increased capacity which was up 17% in the first nine months of 2010 as compared to the year-ago period and an increase in allocated costs as discussed in the analysis of third quarter results above. The Regional Affiliates operating income was $297 million in the 2010 period, as compared to income of $98 million in the 2009 period. Regional Affiliates operating results improved significantly on a year-over-year basis as the benefits of increased traffic and yield offset the increase in fuel cost.

Distribution expenses increased $50 million, or 12%, in the nine months ended September 30, 2010 primarily due to a 22% increase in passenger revenues on increased traffic driving increases in commissions, credit card fees and GDS fees over those in the prior year.

Aircraft rent expense decreased by $21 million, or 8%, primarily as a result of the gradual retirement of the Company’s B737 aircraft, which was completed by the end of 2009.

Asset impairments, merger-related costs and special items were lower in the 2010 period as compared to the 2009 period, due to lower asset impairment charges and lease termination charges in the 2010 period as described in Note 15, “Asset Impairment, Merger-related Costs and Special Items.” Partially offsetting the lower impairment charges was $72 million of merger related expenses in the 2010 period. The lease termination charges incurred in the 2009 period were related to the accrual of future rent upon removal of leased B737 aircraft from operations.

Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Nine Months Ended September 30,		Favorable/(Unfavorable) Change
(In millions)	2010	2009	$	%
Interest expense	$(520)	$(415)	$(105)	(25.3)
Interest income	8	15	(7)	(46.7)
Interest capitalized	7	8	(1)	(12.5)
Miscellaneous, net:
Non-cash fuel hedge gains	—	241	(241)	(100.0)
Cash fuel hedge losses	—	(215)	215	100.0
Fuel hedge ineffectiveness	12	—	12	NM
Other miscellaneous, net	30	(7)	37	NM

UAL total	$(463)	$(373)	$(90)	(24.1)

United total (a)	$(447)	$(373)	$(74)	(19.8)

(a)	In the 2010 period, United’s nonoperating expenses are less than UAL’s nonoperating expenses primarily due to additional debt outstanding at UAL, but not at United, as described in the discussion of third quarter results above.

NM Not Meaningful.

UAL interest expense increased $105 million, or 25%, in the first nine months of 2010 as compared to the year-ago period primarily due to increased debt outstanding, increased borrowing rates on recent debt issuances as compared to the rates on debt outstanding during the 2009 period, and increased amortization of debt issuance costs consistent with the third quarter results discussed above.

See Note 12, “Derivative Instruments,” in the Footnotes for information related to fuel hedge gains/losses.

Income Taxes. Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following: changes in the valuation allowance, expenses that are not deductible for federal income tax purposes, and state income taxes. We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. As a result, our pre-tax loss for the nine month period ended September 30, 2009 was not reduced by any tax benefit, except for the benefit related to the impairment of indefinite-lived assets in the period. No federal income tax expense was recognized in the nine month period ended September 30, 2010 related to our pre-tax income due to the utilization of NOL carryforwards for which no benefit had previously been recognized.

Liquidity and Capital Resources

Current Liquidity

The Company’s liquidity is impacted by its available cash on hand, unused lines of credit, unencumbered assets, capital commitments, credit ratings, costs, and ability to generate cash from operations, among other factors. The discussion below summarizes certain significant matters related to the Company’s liquidity.

As of September 30, 2010, approximately 95% of the Company’s cash and cash equivalents was invested in either money market funds that invest in U.S. treasury and other government securities or other money market funds that are AAA-rated, and the remaining 5% was deposited in bank accounts. There are no withdrawal restrictions at the present time on any of the money market funds in which the Company has invested. We believe credit risk is limited with respect to our money market fund investments. The table below summarizes UAL’s total cash position as of September 31, 2010 and December 31, 2009.

	As of September 30, 2010	As of December 31, 2009
Cash and cash equivalents	$4,938	$3,042
Restricted cash	220	341

Total cash	$5,158	$3,383

Unused Lines of Credit. The Company has a $255 million revolving loan commitment available under its Amended Credit Facility. As of September 30, 2010 and December 31, 2009, the Company had used $252 million and $254 million, respectively, of the commitment capacity for letters of credit. In addition, under a separate agreement, the Company had $10 million and $20 million of letters of credit issued as of September 30, 2010 and December 31, 2009, respectively. Through a separate arrangement, the Company has an additional $150 million available under an unused credit facility.

Encumbered Assets. As of September 30, 2010 and December 31, 2009, assets with a net carrying value of $8.5 billion and $8.0 billion, respectively, principally consisting of aircraft and related spare parts, route authorities and Mileage Plus intangible assets, were pledged under various loan and other agreements. These amounts represent a substantial portion of the Company’s total assets. The fair value of the Company’s unencumbered assets was approximately $400 million as of September 30, 2010.

As is the case with many of our principal competitors, we have a high proportion of debt compared to our capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, land leases of airport property and other facilities. At September 30, 2010, UAL had approximately $8.8 billion of debt and capital lease obligations, of which $1.9 billion will come due in the next 12 months. If the Company does not comply with its debt covenants, which are described below, its liquidity may be negatively impacted. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

Credit Ratings. As of September 30, 2010, the Company had a corporate credit rating of B from S&P (outlook stable); a corporate family rating of “B2” (outlook stable) from Moody’s Investor Services; and an issuer default rating of “B-” (outlook positive) from Fitch. These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.

The global economic recession severely disrupted the global capital markets, resulting in a diminished availability of financing and higher cost for financing that was obtainable. Although access to the capital markets has subsequently improved, if economic conditions again worsen or these markets experience further disruptions, we may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt we would normally expect to refinance and to satisfy future capital commitments. We must sustain profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

2010 and 2009 Sources and Uses of Cash

The following table provides a summary of UAL’s net cash provided (used) by operating, investing and financing activities for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
(In millions)	2010	2009
Net cash provided by operating activities	$1,801	$878
Net cash provided (used) by investing activities	(152)	(52)
Net cash provided (used) by financing activities	247	(340)

Operating Activities. UAL’s cash from operations increased by $923 million in the nine months ended September 30, 2010, as compared to the year-ago period. This year-over-year increase was primarily due to increased cash from passenger and cargo services. Higher cash operating expenses, including fuel, distribution costs and interest expense, partially offset the benefit from increased revenues. Net cash required for Mainline and Regional Affiliates fuel increased in the 2010 period due to higher jet fuel prices as shown in the fuel expense table in Results of Operations, above. Operating cash flows in the 2009 period included the receipt of $160 million related to the future relocation of its O’Hare cargo facility.

Investing Activities. UAL’s capital expenditures were $212 million and $230 million in the nine months ended September 30, 2010 and 2009, respectively. The Company minimized its capital spending in 2010 and 2009 by focusing its capital resources only on its highest-value projects due to challenging economic conditions.

In 2009, the Company received investing cash flows of $135 million from a sale-leaseback agreement for nine aircraft. This transaction was accounted for as a capital lease, resulting in non-cash increases to capital lease assets and capital lease obligations during the 2009 periods. Other asset sales generated proceeds of $25 million and $77 million during the nine months ended September 30, 2010 and 2009, respectively.

Financing Activities. The following are significant financing activities by the Company in the nine months ended September 30, 2010 and 2009:

2010 Activity

The Company’s significant financing transactions in 2010 are as follows:

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

In January 2010, United issued the remaining $612 million of equipment notes related to the Series 2009-1 EETCs of which $568 million was used to complete the prepayment of the remaining principal of the equipment notes issued in connection with the Series 2001-1 EETCs and the remaining proceeds of $44 million, before expenses and accrued interest due on the equipment notes related to the Series 2001-1 EETCs, provided the Company with incremental liquidity. The Company also received cash proceeds of $21 million from the distribution of the Series 2001-1 EETC trust assets upon repayment of the note obligations.

In January 2010, United issued the remaining $696 million of equipment notes related to the Series 2009-2 EETCs of which $493 million was used to prepay the remaining principal of the equipment notes issued in connection with the Series 2000-2 EETCs and the remaining proceeds of $203 million, before expenses and accrued interest due on the equipment notes related to the Series 2000-2 EETCs, provided the Company with incremental liquidity.

The EETC repayments, combined with the portion of Series 2009-1 and 2009-2 issued in 2009, reduced the Company’s 2010 and 2011 debt principal payments by approximately $440 million and $275 million, respectively.

In addition to the early retirement of EETCs, discussed above, UAL used cash of $669 million for long-term debt and capital lease payments. The amount includes approximately $142 million of debt and capital lease early repayments with no prepayment penalties. These early repayments unencumbered nine Airbus narrowbody aircraft and certain domestic slots and ground equipment.

On October 4, 2010, Continental notified certain noteholders of its intent to redeem $75 million principal amount of convertible notes at par plus accrued and unpaid interest on November 4, 2010. In lieu of this redemption, noteholders may elect to convert their notes into shares of UAL common stock at a conversion price of $19.0476 per share.

See Note 14, “Debt Obligations and Other Financing Transactions,” in the Footnotes for additional information related to the above transactions.

2009 Activity

The Company used cash of $762 million during the nine months ended September 30, 2009, for scheduled long-term debt and capital lease payments. Partially offsetting this use of cash was gross proceeds of $321 million from three financings that are secured by certain of the Company’s aircraft and aircraft-related assets. In addition during the 2009 period, UAL received net proceeds of $90 million from the issuance of common stock. UAL contributed the $90 million of net proceeds to United during the nine months ended September 30, 2009.

Amended Credit Facility Covenants. The Company’s Amended Credit Facility requires compliance with certain covenants, including a fixed charge coverage ratio. The required fixed charge coverage ratio is 1.5 to 1.0 for twelve month periods measured at the end of each calendar quarter. The Company was in compliance with this ratio and all of its Amended Credit Facility covenants as of September 30, 2010.

Although the Company was in compliance with all required financial covenants under the Amended Credit Facility as of September 30, 2010, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants under the Amended Credit Facility. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company’s ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

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

The Company’s credit card processing agreement with Paymentech and JPMorgan Chase Bank, N.A. contains a cash reserve requirement. The amount of any such cash reserve will be determined based on the amount of unrestricted cash held by the Company as defined under the Amended Credit Facility. If the Company’s unrestricted cash balance is at or more than $2.5 billion as of any calendar month-end measurement date, its required reserve will remain at $25 million. However, if the Company’s unrestricted cash is less than $2.5 billion, its required reserve will increase to a percentage of relevant advance ticket sales. Based on the Company’s September 30, 2010 unrestricted cash balance, the Company was not required to provide cash collateral above the current $25 million reserve balance.

Under the credit card processing agreement with American Express, the Company will be required to provide reserves based primarily on its unrestricted cash balance and net current exposure as of any calendar month-end measurement date. The agreement with American Express permits the Company to provide certain replacement collateral in lieu of cash collateral, as long as the Company’s unrestricted cash is above $1.35 billion. Based on the Company’s unrestricted cash balance at September 30, 2010, the Company was not required to provide any reserves under this agreement.

Additional details on the Company’s credit card processing agreements are available in the 2009 Annual Report.

Critical Accounting Policies

See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report for a detailed discussion of the Company’s critical accounting policies.

Derivative instruments used for aircraft fuel. The Company utilizes derivative instruments to manage the risk of potential increases in the price of aircraft fuel. As of September 30, 2010 and December 31, 2009, the Company had net derivative assets of $177 million and $133 million, respectively, related to the net fair value of these derivative instruments. Prior to April 1, 2010, the Company did not designate any of these instruments as cash flow hedges under GAAP. Therefore, any increase or decrease in the market value of these instruments was immediately recognized in earnings each period until the contracts settled.

Effective April 1, 2010, the Company designated its then-existing fuel derivative instrument portfolio, except for contracts with settlement dates on or prior to June 30, 2010, as cash flow hedges, and the Company began to designate new contracts as cash flow hedges for accounting purposes, when possible under applicable hedge accounting standards. Classification of these instruments as cash flow hedges permits the deferral of the effective portions of gains or losses until the hedged fuel purchase is recognized in earnings.

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

The Company estimates these changes increased passenger revenue by approximately $65 million, or $0.39 per basic share, and $205 million, or $1.22 per basic share, in the three and nine month periods ended September 30, 2010, respectively. The diluted per share impact of these changes was $0.28 per share and $0.89 per share for the three and nine month periods ended September 30, 2010, respectively. The Company estimates the fourth quarter impact of theses changes will be an approximately $50 million increase in revenues. The Company has a profit sharing plan for which the annual payout is based on a percentage of pre-tax income. As these accounting changes increased revenue by an estimated $205 million in the nine month ended period ended September 30, 2010, the accounting changes also had the impact of increasing profit sharing expense by approximately $30 million in the same period.

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

Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable law.

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aviation fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aviation fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aviation and other insurance; the costs associated with security measures and practices; industry consolidation or changes in airline alliances; competitive pressures on pricing and on demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements); labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; the possibility that expected merger synergies will not be realized or will not be realized within the expected time period; and other risks and uncertainties set forth under Item 1A., Risk Factors of the 2009 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

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

Commodity Price Risk (Jet Fuel)—Our results of operations and liquidity may be materially impacted by changes in the price of aircraft fuel and other oil-related commodities and related derivative instruments. When market conditions indicate risk reduction is achievable, United may use commodity option contracts or other derivative instruments to reduce its price risk exposure to jet fuel. The Company’s derivative positions are typically comprised of crude oil, heating oil and jet fuel derivatives. The derivative instruments are designed to provide protection against increases in the price of aircraft fuel. Some derivative instruments may result in hedging losses if the underlying commodity prices drop below specified floors; however, the negative impact of these losses may be offset by the benefit of lower jet fuel acquisition cost. United may adjust its hedging program based on changes in market conditions. At September 30, 2010 and December 31, 2009, the fair value of United’s fuel derivative instruments was a net receivable of $177 million and $133 million, respectively. As of September 30, 2010, the Company had unrealized fuel hedge gains of $6 million recorded as a component of AOCI. Such gains will be recognized in earnings within the next twelve months if the gains are not “reversed” through changes in market prices prior to expiration of the contracts.

As of September 30, 2010, the Company had hedged approximately 78% and 37% of United’s expected consolidated fuel consumption for the last three months of 2010 and the first nine months of 2011, respectively, primarily with a combination of swaps and purchased call options. This hedge coverage does not reflect UAL’s changes in hedge instruments and future fuel consumption resulting from the merger. The Company’s hedge position at September 30, 2010 consisted of a notional amount of 14 million barrels with purchased call options at a weighted-average crude oil equivalent strike price of $82 per barrel and 14 million barrels with swaps at a crude oil equivalent average price of $81 per barrel. All of these derivative instruments mature within 12 months of September 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES.

UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports UAL and United each file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer of both UAL and United, performed an evaluation to conclude with reasonable assurance that its disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of both UAL and United have concluded that as of September 30, 2010, the disclosure controls and procedures of both UAL and United were effective.

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

Litigation Related to the Merger Transaction with Continental Airlines, Inc.

Following Continental Airlines, Inc. (“Continental”) and UAL’s announcement of the merger transaction on May 2, 2010, three class action lawsuits were filed against Continental, members of Continental’s board of directors and UAL in the Texas District Court for Harris County. The lawsuits purported to represent a class of Continental stockholders opposed to the terms of the merger agreement. The lawsuits made virtually identical allegations that the consideration to be received by Continental’s stockholders in the merger was inadequate and that the members of Continental’s board of directors breached their fiduciary duties by, among other things, approving the merger at an inadequate price under circumstances involving certain conflicts of interest. The lawsuits also made virtually identical allegations that UAL and Continental aided and abetted the Continental board of directors in the breach of their fiduciary duties to Continental’s stockholders. Each lawsuit sought injunctive relief declaring that the merger agreement was in breach of the Continental directors’ fiduciary duties, enjoining Continental and UAL from proceeding with the merger unless Continental implements procedures to obtain the highest possible price for its stockholders, directing the Continental board of directors to exercise its fiduciary duties in the best interest of Continental’s stockholders and rescinding the merger agreement. On May 24, 2010, these three lawsuits were consolidated before a single judge.

On August 1, 2010, the parties reached an agreement in principle regarding settlement of the action. Under the terms of the settlement, the lawsuits will be dismissed with prejudice, releasing all defendants from any and all claims relating to, among other things, the merger and any disclosures made in connection therewith. The settlement is subject to customary conditions, including consummation of the merger, completion of certain confirmatory discovery, class certification, and final approval by the District Court. In exchange for that release, UAL and Continental provided additional disclosures requested by the plaintiffs in the action related to, among other things, the negotiations between Continental and UAL that resulted in the execution of the merger agreement, the method by which the exchange ratio was determined, the procedures used by UAL’s and Continental’s financial advisors in performing their financial analyses and certain investment banking fees paid to those advisors by UAL and Continental over the past two years. The settlement will not affect any provision of the merger agreement or the form or amount of the consideration received by Continental stockholders in the merger. The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events, and transactions complained of in the aforementioned actions or that they have engaged in any wrongdoing. The defendants entered into the settlement to eliminate the uncertainty, burden, risk, expense, and distraction of further litigation.

On June 29, 2010, forty-nine purported purchasers of airline tickets filed an antitrust lawsuit in the U.S. District Court for the Northern District of California against Continental and UAL in connection with the merger. The plaintiffs allege that the merger, if consummated, may substantially lessen competition or tend to create a monopoly in the transportation of airline passengers in the United States and the transportation of airline passengers to and from the United States on international flights, in violation of Section 7 of the Clayton Act. On August 9, 2010, the plaintiffs filed a motion for preliminary injunction pursuant to Section 16 of the Clayton Act, seeking to enjoin the merger. On September 27, 2010, the Court denied the plaintiffs’ motion for a preliminary injunction, which allowed the merger to close. After closing of the merger, the plaintiffs appealed the District Court’s ruling and moved for a “hold separate” order pending the appeal, which was denied by the Court. The appeal remains pending.

ITEM 1A. RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2009 Annual Report for a detailed discussion of the risk factors affecting UAL and United. The discussion below includes updates to those risk factor disclosures.

The business combination transaction between UAL and Continental may present certain risks to the Company’s business and operations.

On May 2, 2010, UAL and Continental Airlines, Inc. (“Continental”) entered into an Agreement and Plan of Merger (the “merger agreement”) providing for a “merger of equals” business combination transaction. On October 1, 2010, a wholly-owned subsidiary of UAL merged with and into Continental, with Continental surviving as a wholly-owned subsidiary of UAL. Pursuant to the terms of the merger agreement each outstanding share of Continental common stock was converted into 1.05 shares of UAL common stock.

The merger may present certain risks to the Company’s business and operations including, among other things, risks that:

•	we may be unable to successfully integrate the businesses and workforces of United and Continental;

•	conditions, terms, obligations or restrictions relating to the merger that may be imposed on us by regulatory authorities may affect the Company’s business and operations;

•	we may lose additional management personnel and other key employees and be unable to attract and retain such personnel and employees;

•	we may be unable to successfully manage the expanded business with respect to monitoring new operations and associated increased costs and complexity;

•	we may be unable to avoid potential liabilities and unforeseen increased expenses or delays associated with the merger;

•

we may be unable to manage the complex integration of systems, technology, aircraft fleets, networks and other assets of United and Continental in a manner that minimizes any adverse impact on customers, vendors, suppliers, employees and other constituencies;

•	our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited; and

•	launching branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers.

Accordingly, there can be no assurance that the merger will result in the realization of the full benefits of synergies, innovation and operational efficiencies that we currently expect or that these benefits will be achieved within the anticipated timeframe. These risks, as they relate to the Company, and additional risks associated with the merger, are described in more detail under the heading “Risk Factors” in UAL’s definitive proxy statement, which was filed with the Securities and Exchange Commission on August 18, 2010.

Union disputes, employee strikes or slowdowns, and other labor-related disruptions, as well as the integration of the United and Continental workforces in connection with the merger, present the potential for a delay in achieving expected merger synergies, increased labor costs or additional labor disputes that could adversely affect the Company’s operations and impair its financial performance.

United and Continental are both highly unionized companies. More than 80% of United’s 46,000 employees are organized and approximately 63% of Continental’s 41,400 employees are organized. United currently has 11 domestic collective bargaining agreements with six different unions, all of which became amendable pursuant to the Railway Labor Act (“RLA”) on or about December 31, 2009 or January 7, 2010, and United is currently in negotiations with all of its unions for new agreements. Continental has five collective bargaining agreements with four different unions and most of Continental’s agreements became amendable pursuant to the RLA on either December 31, 2008 or December 31, 2009.

The successful integration of United and Continental and achievement of the anticipated benefits of the combination depend significantly on integrating United and Continental employee groups and maintaining productive employee relations. Failure to do so presents the potential for delays in achieving expected merger synergies, increased labor costs and labor disputes that could adversely affect our operations.

In order to fully integrate the pre-merger represented employee groups, the Company must negotiate a joint collective bargaining agreement covering each combined group. The process for integrating the labor groups of United and Continental is governed by a combination of the RLA, the McCaskill-Bond Act, and where applicable, the existing provisions of each company’s collective bargaining agreements and union policy. Pending operational integration, the Company will apply the terms of the existing collective bargaining agreements unless other terms have been negotiated. Under the McCaskill-Bond Act, seniority integration must be accomplished in a “fair and equitable” manner consistent with the process set forth in the Allegheny-Mohawk Labor Protective Provisions or internal union merger policies, if applicable. Employee dissatisfaction with the results of the seniority integration may lead to litigation that in some cases can delay implementation of the integrated seniority list. The National Mediation Board has exclusive authority to resolve representation disputes arising out of airline mergers.

Following announcement of the merger, the Air Line Pilots Association, International (“ALPA”), which represents pilots at both carriers, opted to pursue negotiations with us for a joint collective bargaining agreement (“JCBA”) that would govern the combined pilot group. In July 2010, United and Continental reached agreement with ALPA on a Transition and Process Agreement that provides a framework for conducting pilot operations of the two groups until the parties reach agreement on a JCBA and the carriers obtain a single operating certificate. On August 10, 2010, United and Continental began joint negotiations with ALPA and the negotiations are presently ongoing.

There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the merger. There is also a possibility that employees or unions could engage in job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt United’s and Continental’s normal operations, whether in opposition to the merger or in an attempt to pressure the companies in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and United and Continental can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined. In 2008, United obtained a preliminary injunction preventing United’s pilots from engaging in any actions designed to disrupt United’s normal operations. As a result of an agreement between the parties, the preliminary injunction will remain in place until United and ALPA have negotiated a new collective bargaining agreement.

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

The Company’s Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”), the indenture governing the Continental 6.750% Senior Secured Notes due 2015 (the “6.75% Notes”) and the Company’s indentures governing the 9.875% Senior Secured Notes due 2013 and 12.0% Senior Second Lien Notes due 2013 (the “United Senior Notes,” and together with the 6.75% Notes, the “Senior Notes”) impose certain operating and financial covenants on the Company and its subsidiaries.

Among other covenants, the terms of the Amended Credit Facility require the Company to maintain:

•	a minimum unrestricted cash balance (as defined in the Amended Credit Facility) of $1.0 billion at any time;

•	a minimum ratio of collateral value to debt obligations, as of certain reference periods, subject to certain exceptions; and

•	a minimum fixed charge coverage ratio of 1.5 to 1.0 for twelve month periods measured at the end of each calendar quarter.

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

Among other covenants, the indentures governing the Senior Notes contain covenants related to the collateral, including covenants requiring the issuer, subject to certain exceptions, to maintain ownership of the collateral and to calculate the priority lien debt value ratio or secured debt value ratio, as applicable, and to maintain a minimum priority lien debt value ratio or minimum secured debt value ratio, as applicable, as of certain reference periods. If the value of the issuer’s collateral underlying that issuer’s Senior Notes declines, the issuer may be required to provide the noteholders with additional collateral in order to avoid a default and a subsequent acceleration of the applicable debt obligations.

The Company’s ability to comply with the covenants in the Amended Credit Facility or the indentures governing the United Senior Notes and Continental’s ability to comply with the covenants in the indenture governing the 6.75% Notes may be affected by events beyond its control, including the overall industry revenue environment and the level of fuel costs, and it may be required to seek waivers or amendments of covenants or alternative sources of financing. The Company cannot provide assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Company.

A breach of certain of the covenants or restrictions contained in the Company’s Amended Credit Facility or indentures governing the Senior Notes could result in a default. The Amended Credit Facility and the indentures governing the Senior Notes contain a cross-default provision with respect to final judgments that exceed certain monetary thresholds. In addition, the indentures governing the United Senior Notes contain a cross-acceleration provision where a default resulting in the acceleration of indebtedness under the Amended Credit Facility would result in a default under the indentures. A default under the agreements could allow the Company’s noteholders to accelerate repayment of the obligations in these agreements and/or to declare all borrowings outstanding thereunder to be due and payable.

The issuance of UAL’s contingent senior unsecured notes could adversely impact results of operations, liquidity and financial position.

UAL is obligated under an indenture to issue to the PBGC up to $500 million aggregate principal amount of 8% Contingent Senior Notes (the “8% Notes”). The 8% Notes would be issued in up to eight equal tranches of $62.5 million upon the occurrence of certain financial triggering events (with one tranche issued as a result of each triggering event up to the eight total tranches). A triggering event occurs when, among other things, the Company’s EBITDAR (as defined in the PBGC indenture) exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year. The twelve-month measurement periods began with the fiscal year ended December 31, 2009 and will end with the fiscal year ending December 31, 2017. However, if the issuance of a tranche would cause a default under any other securities then existing, UAL may satisfy its obligations with respect to such tranche by issuing UAL common stock having a market value equal to $62.5 million. Each issued tranche will mature 15 years from its respective issuance date, with interest payable in cash in semi-annual installments, and will be callable, at UAL’s option, at any time at par, plus accrued and unpaid interest. Because Continental’s EBITDAR will be included in the calculation for periods subsequent to the closing of the merger, the merger increases the likelihood that all or a portion of the 8% Notes will be issued, as well as the likelihood that the timing of any such issuances would be accelerated. However, because the issuance of the 8% Notes is based upon future operating results, we cannot predict the exact number and timing of any such issuances by the Company. The issuance of the 8% Notes could adversely impact the Company’s results of operations because of increased charges to earnings for the principal amount of the notes issued and increased interest expense related to the notes. Issuance of such notes would also adversely impact the Company’s liquidity due to increased cash required to meet interest and principal payments.

The issuance of additional shares of UAL common stock, including upon conversion of its convertible notes, could cause dilution to the interests of its existing stockholders.

During 2009, the Company issued $345 million aggregate principal amount of 6% Senior Convertible Notes. Previously, the Company issued $726 million of 4.5% Convertible Notes and $150 million of 5% Convertible Notes in connection with the Company’s Plan of Reorganization. In addition, Continental previously issued $230 million of 4.5% Convertible Notes due 2015, $175 million of 5% Convertible Notes due 2023 and $248 million of 6% Convertible Junior Subordinated Debentures due 2030. Holders of these securities may convert them into shares of UAL’s common stock according to their terms.

The UAL amended and restated certificate of incorporation authorizes up to one billion shares of common stock. In certain circumstances, UAL can issue shares of common stock without stockholder approval. In 2008, the Board of Directors approved the issuance of $200 million of UAL common stock as part of an ongoing equity offering by the Company. The Company completed this equity offering during 2009, which produced aggregate net proceeds of approximately $196 million after deducting related expenses. In October 2009, UAL sold an additional 19.0 million shares of UAL common stock in a separate underwritten, public offering generating net proceeds of $132 million. In addition, the Board of Directors is authorized to issue up to 250 million shares of preferred stock without any action on the part of UAL’s stockholders. The Board of Directors also has the power, without stockholder approval, to set the terms of any series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over UAL’s common stock with respect to dividends or if UAL liquidates, dissolves or winds up its business and other terms. If UAL issues preferred stock in the future that has a preference over its common stock with respect to the payment of dividends or upon its liquidation, dissolution or winding up, or if UAL issues preferred stock with voting rights that dilute the voting power of its common stock, the rights of holders of its common stock or the market price of its common stock could be adversely affected. UAL is also authorized to issue, without stockholder approval, other securities convertible into either preferred stock or, in certain circumstances, common stock, including the issuance of the 8% Notes to the PBGC upon certain financial triggering events. In the future UAL may decide to raise additional capital through offerings of its common stock, securities convertible into its common stock, or rights to acquire these securities or its common stock. The issuance of additional shares of common stock or securities convertible into common stock could result in dilution of existing stockholders’ equity interests in UAL. Issuances of substantial amounts of its common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices for UAL’s common stock and UAL cannot predict the effect this dilution may have on the price of its common stock.

The Company’s ability to use NOL carryforwards to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including the merger and certain other possible future transactions involving the sale or issuance of UAL common stock, or if taxable income does not reach sufficient levels.

As of December 31, 2009, UAL reported federal NOL carryforwards of approximately $9.3 billion and Continental reported federal NOL carryforwards of approximately $3.7 billion.

The Company’s ability to use its NOL carryforwards may be limited if UAL or Continental experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

Based on currently available information, we believe the merger resulted in an ownership change of Continental under Section 382. It is not yet clear whether the merger also resulted in an ownership change of UAL under Section 382. Even if the merger did not result in an ownership change of UAL under Section 382, the merger would increase the possibility that the Company will experience an ownership change in the future in connection with potential future transactions involving the sale or issuance of its stock. For example, under the terms of the Company’s 4.5% Senior Limited-Subordination Convertible Notes due 2021, 5% Senior Convertible Notes due 2021 and 6% Senior Convertible Notes due 2029 (collectively, the “United Notes”), noteholders have the option to require the Company to repurchase the United Notes on certain dates. The Company may pay the repurchase price in cash, shares of common stock, or a combination of cash and stock. In addition, holders have the option to convert the United Notes and Continental’s 4.5% Convertible Notes due 2015, 5% Convertible Notes due 2023 and 6% Convertible Junior Subordinated Debentures due 2030 into shares of common stock at a fixed conversion rate at any time prior to maturity. It is possible that an ownership change could occur if the Company issues its common stock in these potential future transactions.

As a result, the Company’s ability to use Continental’s pre-merger NOLs is expected to be subject to the limitations imposed by Section 382, and its ability to use UAL’s pre-merger NOLs may be or become subject to limitations as well. Under Section 382, an annual limitation applies to the amount of pre-ownership change NOLs that may be used to offset post-ownership change taxable income. This limitation could cause the Company’s U.S. federal income taxes to be greater, or to be paid earlier, than they otherwise would be, and could cause all or a portion of the Company’s NOL carryforwards to expire unused. Similar rules and limitations may apply for state income tax purposes.

The Company’s ability to use its NOL carryforwards will also depend on the amount of taxable income it generates in future periods. Its NOL carryforwards may expire before the Company can generate sufficient taxable income to use them in full.

The Company’s amended and restated certificate of incorporation limits certain transfers of its stock; this restriction could have an effect on the market price of UAL common stock.

To reduce the risk of a potential adverse effect on the Company’s ability to use its NOL carryforwards for federal income tax purposes, the Company’s amended and restated certificate of incorporation contains a 5% ownership limitation. This limitation generally remains effective until February 1, 2014, or until such later date as may be approved by the Board of Directors in its sole discretion. The limitation prohibits (i) an acquisition by a single stockholder of shares that results in that shareholder owning 5% or more of the common stock of the Company and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of the Company’s common stock, unless prior written approval is granted by the Board of Directors.

Any transfer of common stock in violation of these restrictions will be void and will be treated as if such transfer never occurred. This provision of the Company’s amended and restated certificate of incorporation may prevent a sale of common stock by a stockholder and adversely affect the price at which a stockholder can sell UAL common stock. In addition, this limitation may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur or otherwise discouraging takeover attempts that some stockholders may consider beneficial, which could also adversely affect the market price of the UAL common stock. The Company cannot predict the effect that this provision in its amended and restated certificate of incorporation may have on the market price of the UAL common stock.

While the purpose of these transfer restrictions is to prevent an ownership change from occurring within the meaning of Section 382, no assurance can be given that such an ownership change will not occur, in which case the ability of the Company to use its NOL carryforwards might be significantly limited or possibly eliminated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents repurchases of UAL common stock made in the third quarter of fiscal year 2010.

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
07/01/10 – 07/31/10	1,373	$21.77	—	(b	)
08/01/10 – 08/31/10	737	24.17	—	(b	)
09/01/10 – 09/30/10	481	22.29	—	(b	)

Total	2,591	22.55	—	(b	)

(a)	Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.
(b)	The UAL Corporation 2008 Incentive Compensation Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units. However, this plan does not specify a maximum number of shares that may be repurchased.

ITEM 5. OTHER INFORMATION

After the May 2010 announcement of the merger agreement, the Pension Benefit Guaranty Corporation (the “PBGC”) requested certain information from Continental to assess the merger’s impact on Continental’s qualified defined benefit programs (the “PBGC Information Request”). Subsequently, shortly before the closing of the merger, the PBGC took the position that the merger would constitute a “Fundamental Change” under the indenture (the “PBGC Indenture”) governing UAL’s 6% Senior Notes due 2031 held by PBGC (the “PBGC Notes”), which would require UAL to offer to redeem the $597 million outstanding principal amount of PBGC Notes at par, payable in cash or shares of UAL common stock. UAL strongly believes, based on the language of the PBGC Indenture, market practice and relevant statutes and case law, that the merger did not constitute a “Fundamental Change” under the PBGC Indenture and that the PBGC’s position is without merit. In the unlikely event that the PBGC were to prevail in its position that the merger constituted a “Fundamental Change”, the redemption of the PBGC Notes could require the prepayment of amounts outstanding under United’s Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007, 9.875% Senior Secured Notes due 2013 and 12.0% Senior Second Lien Notes due 2013, which aggregated $2.2 billion principal amount as of September 30, 2010. UAL believes that, if such redemption were required, UAL has adequate liquidity to satisfy such obligations and that new financings could be arranged substantially replacing the amounts prepaid, although potentially on not as favorable terms.

On September 30, 2010, the PBGC, UAL and Continental entered into a standstill agreement providing that, on or before January 31, 2011, they will not initiate any court or administrative proceeding regarding Continental’s qualified defined benefit programs or the PBGC Notes, in each case as they relate to the consummation of the merger, or to assert in any court or administrative proceeding that the merger did or did not constitute a “Fundamental Change” under the PBGC Indenture. In addition, the PBGC and Continental agreed on a schedule for providing the information requested by the PBGC relating to Continental’s qualified defined benefit programs. The parties also agreed to use commercially reasonable efforts to resolve their disagreements with respect to the PBGC Indenture and the production of information by Continental. UAL cannot predict any further action that may be taken by the PBGC after Continental has responded to the PBGC Information Request. Although there can be no assurance as to any particular outcome, UAL believes that these matters will be resolved in a manner that will not have a material adverse effect on its consolidated financial position or results of operations.

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

United Continental Holdings, Inc.
(Registrant)

Date: October 21, 2010	By:	/s/ Zane C. Rowe
Zane C. Rowe Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 21, 2010	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

United Air Lines, Inc.
(Registrant)

Date: October 21, 2010	By:	/s/ Zane C. Rowe
Zane C. Rowe Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 21, 2010	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

*2.1	Agreement and Plan of Merger among UAL Corporation, Continental Airlines, Inc. and JT Merger Sub Inc., dated as of May 2, 2010 (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to UAL’s Form 8-K dated May 4, 2010, Commission file number 1-6033, and incorporated herein by reference)

*3.1	Amended and Restated Certificate of Incorporation of United Continental Holdings, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K dated October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*3.2	Amended and Restated Bylaws of United Continental Holdings, Inc. (filed as Exhibit 3.2 to UAL’s Form 8-K dated October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

†10.1	Amendment No. 1 to the UAL Corporation 2006 Management Equity Incentive Plan

†10.2	Amendment No. 1 to the UAL Corporation Success Sharing Program - Profit Sharing Plan

12.1	United Continental Holdings, Inc. Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.2	United Air Lines, Inc. Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

31.1	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.1	XBRL Instance Document

**101.2	XBRL Taxonomy Extension Schema Document

**101.3	XBRL Taxonomy Extension Calculation Linkbase Document

**101.4	XBRL Taxonomy Extension Definition Linkbase Document

**101.5	XBRL Taxonomy Extension Labels Linkbase Document

**101.6	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Indicates management contract or compensatory plan or arrangement