Form 10-K
period 2012-12-31
United Continental Holdings, Inc.; UNITED AIR LINES, INC.; CONTINENTAL AIRLINES, INC.
filed 2013-02-25
CIK 100517, 101001, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No
001-06033	United Continental Holdings, Inc. 233 South Wacker Drive Chicago, Illinois 60606 (312) 997-8000	Delaware	36-2675207
001-11355	United Air Lines, Inc. 233 South Wacker Drive Chicago, Illinois 60606 (312) 997-8000	Delaware	36-2675206
001-10323	Continental Airlines, Inc. 233 South Wacker Drive Chicago, Illinois 60606 (312) 997-8000	Delaware	74-2099724

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
United Continental Holdings, Inc.	Common Stock, $0.01 par value	New York Stock Exchange
United Air Lines, Inc.	None	None
Continental Airlines, Inc.	None	None

Securities registered pursuant to Section 12(g) of the Act:

United Continental Holdings, Inc.	None
United Air Lines, Inc.	None
Continental Airlines, Inc.	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

United Continental Holdings, Inc.	Yes ☒ No ☐
United Air Lines, Inc.	Yes ☒ No ☐
Continental Airlines, Inc.	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

United Continental Holdings, Inc.	Yes ☐ No ☒
United Air Lines, Inc.	Yes ☐ No ☒
Continental Airlines, Inc.	Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

United Continental Holdings, Inc.	Yes ☒ No ☐
United Air Lines, Inc.	Yes ☒ No ☐
Continental Airlines, Inc.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

United Continental Holdings, Inc.	Yes ☒ No ☐
United Air Lines, Inc.	Yes ☒ No ☐
Continental Airlines, Inc.	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

United Continental Holdings, Inc.	☒
United Air Lines, Inc.	☒
Continental Airlines, Inc.	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Air Lines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Continental Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Air Lines, Inc.	Yes ☐ No ☒
Continental Airlines, Inc.	Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of United Continental Holdings, Inc. was $8,062,585,445 as of June 30, 2012. There is no market for United Air Lines, Inc. common stock or Continental Airlines, Inc. common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 7, 2013.

United Continental Holdings, Inc.	332,635,139 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by United Continental Holdings, Inc.)
Continental Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.)

This combined Form 10-K is separately filed by United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc.

OMISSION OF CERTAIN INFORMATION

United Air Lines, Inc. and Continental Airlines, Inc. meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference for United Continental Holdings, Inc. from its definitive proxy statement for its 2013 Annual Meeting of Stockholders.

United Continental Holdings, Inc. and Subsidiary Companies

United Air Lines, Inc. and Subsidiary Companies

Continental Airlines, Inc. and Subsidiary Companies

Report o n Form 10-K

For the Year Ended December 31, 2012

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in Item 1A, Risk Factors and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by applicable law.

PART I

ITEM 1.	BUSINESS.

Overview

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL”) is a holding company and its principal, wholly-owned subsidiaries are United Air Lines, Inc. (together with its consolidated subsidiaries, “United”) and Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”). This combined Annual Report on Form 10-K is separately filed by each of United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc. Each registrant hereto is filing on its own behalf all of the information contained in this report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

This Annual Report on Form 10-K is a combined report of UAL, United and Continental. We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-K for disclosures that relate to all of UAL, United and Continental. As UAL consolidated United and Continental beginning October 1, 2010 for financial statement purposes, disclosures that relate to United or Continental activities also apply to UAL, unless otherwise noted. When appropriate, UAL, United and Continental are named specifically for their related activities and disclosures. This report uses “Continental Successor” to refer to Continental subsequent to the Merger (defined below) and “Continental Predecessor” to refer to Continental prior to the Merger.

UAL was incorporated under the laws of the State of Delaware on December 30, 1968. Our world headquarters is located at 233 South Wacker Drive, Chicago, Illinois 60606 (telephone number (312) 997-8000).

The Company’s website is www.unitedcontinentalholdings.com. The information contained on or connected to the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the U.S. Securities and Exchange Commission (“SEC”). Through this website, the Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are accessible without charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Such filings are also available on the SEC’s website at www.sec.gov.

Merger Integration

On May 2, 2010, UAL Corporation, Continental, and JT Merger Sub Inc., a wholly-owned subsidiary of UAL Corporation, entered into an Agreement and Plan of Merger providing for a “merger of equals” business combination. On October 1, 2010, JT Merger Sub Inc. merged with and into Continental, with Continental surviving as a wholly-owned subsidiary of UAL Corporation (the “Merger”). Upon closing of the Merger, UAL Corporation became the parent company of both United and Continental and UAL Corporation’s name was changed to United Continental Holdings, Inc. UAL’s consolidated financial statements include the results of operations of Continental and its subsidiaries for the period subsequent to October 1, 2010.

Integration-related 2012 accomplishments include:

•

The Company made significant progress in integrating its products, services, policies and a number of information technology systems. Following the conversion of its passenger service system in March 2012, the Company now has a single loyalty program, MileagePlus, and a single website, united.com. Continental’s OnePass loyalty program formally ended in the first quarter of 2012, at which point United automatically enrolled OnePass members in the MileagePlus program and deposited into those MileagePlus accounts award miles equal to OnePass members’ award miles balance. As a result of the conversion to a single passenger service system, the Company now operates using a single reservations system, carrier code, flight schedule, website and departure control system;

•	The Company continued to redeploy aircraft across its global network, better matching aircraft and demand on a route by route basis; and

•	The United and Continental pilots represented by the Air Line Pilots Association, International (“ALPA”) ratified a new joint collective bargaining agreement with the Company.

Some key initiatives for the Company in 2013 include maintaining reliable operational performance, investing in customer service training and tools for its frontline co-workers, completing the installation of flat-bed seats in the premium cabins of its international widebody aircraft, installing global satellite based WiFi on approximately 300 of its mainline aircraft, and reaching competitive joint collective bargaining agreements with its union-represented employee groups.

See Notes 1 and 21 to the financial statements included in Item 8 of this report and Item 1A, Risk Factors, for additional information on the Merger.

Operations

Network. The Company transports people and cargo through its mainline operations, which use jet aircraft with at least 110 seats, and its regional operations. See Item 2, Properties, for a description of the Company’s mainline and regional aircraft.

With key global air rights in the U.S., Asia-Pacific, Europe, Middle East, Africa, and Latin America, UAL has the world’s most comprehensive global route network. UAL, through United and Continental and their regional carriers, operates more than 5,500 daily flights to more than 375 U.S. and international destinations from the Company’s hubs at Newark Liberty International Airport (“Newark Liberty”), Chicago O’Hare International Airport (“Chicago O’Hare”), Denver International Airport (“Denver”), George Bush Intercontinental Airport (“Houston Bush”), Hopkins International Airport (“Cleveland Hopkins”), Los Angeles International Airport (“LAX”), A.B. Won Pat International Airport (“Guam”), San Francisco International Airport (“SFO”) and Washington Dulles International Airport (“Washington Dulles”).

All of the Company’s domestic hubs are located in large business and population centers, contributing to a large amount of “origin and destination” traffic. Our hub and spoke system allows us to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. Our hub system also allows us to add service to a new destination from a large number of cities using only one or a limited number of aircraft. As discussed under Alliances below, United is a member of Star Alliance, the world’s largest airline network.

Regional. The Company has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express. These regional operations are an extension of the Company’s mainline network. This regional service complements our operations by carrying traffic that connects to our mainline service and allows flights to smaller cities that cannot be provided economically with mainline aircraft. Chautauqua Airlines, Republic Airlines (“Republic”), CommutAir Airlines, ExpressJet Airlines, GoJet Airlines, Mesa Airlines, Shuttle America, SkyWest Airlines (“SkyWest”) and Trans States Airlines (“Trans States”) are all regional carriers, which operate most of their capacity under capacity purchase agreements with United and/or

Continental. Under these capacity purchase agreements, the Company pays the regional carriers contractually-agreed fees (carrier-controlled costs) for operating these flights plus a variable reimbursement (incentive payment for superior operational performance) based on agreed performance metrics. The fees for carrier-controlled costs are based on specific rates for various operating expenses of the regional carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed monthly amounts. Under these capacity purchase agreements, the Company is responsible for all fuel costs incurred as well as landing fees, facilities rent and other costs, which are passed through by the regional carrier to the Company without any markup. In return, the regional carriers operate this capacity exclusively for United and/or Continental, on schedules determined by the Company. The Company also determines pricing and revenue management, assumes the inventory and distribution risk for the available seats, and permits mileage accrual and redemption for regional flights through its MileagePlus program.

While the regional carriers operating under capacity purchase agreements comprise more than 95% of all regional flights, the Company also has prorate agreements with Hyannis Air Service, Inc. (“Cape Air”), Silver Airways (“Silver”), SkyWest and Trans States. Under these commercial flying agreements, the Company and its regional carriers agree to divide revenue collected from each passenger according to a formula, while both the Company and its regional carriers are individually responsible for their own costs of operations. Unlike capacity purchase agreements, under a prorate agreement, the regional carrier retains the control and risk of scheduling, and in most cases, market selection, local seat pricing and inventory for its flights, although the Company and its regional carriers may coordinate schedules to maximize connections.

Financial information on the Company’s operating revenues by geographic regions, as reported to the U.S. Department of Transportation (the “DOT”), can be found in Note 10 to the financial statements included in Item 8 of this report.

Alliances. United and Continental have a number of bilateral and multilateral alliances with other airlines, which enhance travel options for customers by providing greater time of day coverage to common destinations, additional mileage accrual and redemption opportunities, and access to markets that United and Continental do not serve directly. These marketing alliances typically include one or more of the following features: loyalty program reciprocity; codesharing of flight operations (whereby seats on one carrier’s selected flights can be marketed under the brand name of another carrier); coordination of reservations, ticketing, passenger check-in, baggage handling and flight schedules, and other resource-sharing activities.

United is a member of Star Alliance, a global integrated airline network co-founded by United in 1997 and the largest and most comprehensive airline alliance in the world. As of January 1, 2013, Star Alliance carriers served 1,329 airports in 194 countries with over 21,900 daily flights. Current Star Alliance members, in addition to United, are Adria Airways, Aegean Airlines, Air Canada, Air China, Air New Zealand, All Nippon Airways, Asiana Airlines, Austrian Airlines, Avianca/Taca Airlines, Brussels Airlines, Copa Airlines, Croatia Airlines, EGYPTAIR, Ethiopian Airlines, LOT Polish Airlines, Lufthansa, SAS Scandinavian Airlines, Shenzhen Airlines, Singapore Airlines, South African Airways, SWISS, TAM Airlines, TAP Portugal, THAI Airways International, Turkish Airlines and US Airways. Star Alliance has announced that EVA Air will be a future Star Alliance member. On February 14, 2013, US Airways announced an agreement to merge with AMR Corporation and its intent to exit Star Alliance as a result of such merger.

United, Continental, Air Canada and the Lufthansa Group (which includes Lufthansa and its affiliates Austrian Airlines, Brussels Airlines and SWISS) participate in a joint venture agreement covering trans-Atlantic routes. The joint venture, which enables the carriers to integrate the services they operate between the United States and Europe and to capture revenue synergies, delivers highly competitive flight schedules, fares and services. The joint venture has a revenue-sharing structure that will result in payments among participants based on a formula that compares current period unit revenue performance on trans-Atlantic routes to a historic period, or “baseline,” which is reset annually. The payments are calculated on a quarterly basis and are subject to a cap. See Industry Regulation below. The European Commission, which has been conducting a standard review of the competitive effects of the joint venture, has not yet completed its review.

United, Continental and All Nippon Airways participate in a joint venture agreement covering certain trans-Pacific routes between the United States and Japan, and other destinations in Asia. The joint venture, which enables the carriers to integrate the services they operate between the United States and Asia and to capture revenue synergies, delivers highly competitive flight schedules, fares and services. The joint venture has a revenue-sharing structure that results in payments among participants based on a formula that compares current period unit revenue performance on certain trans-Pacific routes to a historic period, or “baseline”. The payments will be calculated on a quarterly basis and are subject to an annual cap.

In 2010, United, Continental and Air Canada entered into a memorandum of understanding to establish a revenue sharing trans-border joint venture. The parties subsequently drafted a joint venture agreement based on the trans-Atlantic joint venture agreement among United, Continental, Air Canada and the Lufthansa Group. On October 24, 2012, United, Continental and Air Canada reached a Consent Agreement with the Canadian Competition Bureau settling litigation related to the proposed joint venture which will allow its implementation and full coordination among the parties, with certain exceptions on a limited number of non-stop routes. United, Continental and Air Canada already have U.S. antitrust immunity. A definitive joint venture agreement has not yet been finalized.

United and Continental currently maintain independent marketing agreements with other air carriers including Aeromar, Aer Lingus, Cape Air, EVA Air, Great Lakes Airlines, Silver, Hawaiian Airlines, Island Air, and Jet Airways. In addition, United offers a train-to-plane alliance with Amtrak from Newark Liberty to select regional destinations.

Loyalty Program. United’s MileagePlus program builds customer loyalty by offering awards and services to program participants. Members in this program earn mileage credit for flights on United, Continental, United Express, airlines in Star Alliance and certain other airlines that participate in the program. Members can also earn miles by purchasing the goods and services of our network of non-airline partners, such as credit card issuers, retail merchants, hotels and car rental companies. Members can redeem mileage credits for free, discounted or upgraded travel and non-travel awards.

Under the Company’s Consolidated Amended and Restated Co-Branded Card Marketing Services Agreement dated June 9, 2011 (the “Co-Brand Agreement”) with Chase Bank USA, N.A. (“Chase”), loyalty program members accrue frequent flyer miles for making purchases using co-branded credit cards issued by Chase. The Co-Brand Agreement provides for joint marketing of the Company’s credit card program and provides Chase with other benefits such as permission to market to the Company’s customer database.

In 2012, 4.7 million MileagePlus travel awards were used on United and Continental. These awards represented 7.4% and 6.8% of United’s and Continental’s total revenue passenger miles in 2012, respectively.

Total miles redeemed for travel on United and Continental in 2012, including class-of-service upgrades, represented 83% of the total miles redeemed. In addition, excluding miles redeemed for travel on United and Continental, MileagePlus members redeemed miles for approximately 1.6 million awards in 2012 as compared to 1.8 million in 2011. These non-United and non-Continental travel awards include United Club memberships, car and hotel awards, merchandise and travel on another air carrier. The decrease in the number of non-United and non-Continental travel awards redeemed in 2012 compared to 2011 was due to a decrease in hotel, car and United Club redemptions.

Fuel. Aircraft fuel has been the Company’s single largest and most volatile operating expense for the last several years. The table below summarizes UAL’s aircraft fuel consumption and expense during the last three years.

Year	Gallons Consumed (in millions)	Fuel Expense (in millions)	Average Price Per Gallon	Percentage of Total Operating Expense (a)
2012	4,016	$13,138	$3.27	37%
2011	4,038	$12,375	$3.06	36%
2010 (b)	2,798	$6,687	$2.39	30%

(a)	Calculation excludes special charges identified in Note 21 to the financial statements included in Item 8 of this report.

(b)	Excludes fuel consumption and cost for Continental Predecessor prior to October 1, 2010.

The availability and price of aircraft fuel significantly affect the Company’s operations, results of operations, financial position and liquidity. To provide adequate supplies of fuel, the Company routinely enters into short-term and long-term purchase contracts and has some ability to store fuel close to its major hub locations. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements. The Company generally uses commonly used financial hedge instruments based on aircraft fuel or closely related commodities including heating oil, diesel fuel and crude oil.

Third-Party Business. United has third-party business revenue that includes fuel sales, catering, ground handling, maintenance services and frequent flyer award non-air redemptions, and third-party business revenue is recorded in other revenue. The Company has a contract to sell aircraft fuel to a third party which is earnings-neutral but results in revenue and expense, specifically cost of sale which is unrelated to the operation of the airline. United also incurs third-party business expenses, such as maintenance, ground handling and catering services for third parties, fuel sales and non-air mileage redemptions, and those third-party business expenses are recorded in other operating expenses.

Distribution Channels. The majority of the Company’s airline seat inventory continues to be distributed through the traditional channels of travel agencies and global distribution systems (“GDS”). The growing use of the Company’s direct sales website, united.com, the Company’s mobile applications and alternative distribution systems, provides the Company with an opportunity to de-commoditize its services, better control its content, make more targeted offerings, better retain its customers, enhance its brand and lower its ticket distribution costs. To encourage customer use of lower-cost channels and capitalize on these cost-saving opportunities, the Company will continue to expand the capabilities of its website and mobile applications and explore alternative distribution channels.

Industry Conditions

Domestic Competition. The domestic airline industry is highly competitive and dynamic. Currently, any U.S. carrier deemed fit by the DOT is free to operate scheduled passenger service between any two points within the United States. The Company’s competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport.

Air carriers’ cost structures are not uniform and there are numerous factors influencing cost structure. Carriers with lower costs may deliver lower fares to passengers, which could have a potential negative impact on the Company’s revenues. In addition, future airline mergers, acquisitions or reorganizations pursuant to Chapter 11 of the United States Bankruptcy Code may enable airlines to improve their revenue and cost performance relative to peers and thus enhance their competitive position within the industry.

Decisions on domestic pricing are based on intense competitive pressure exerted on the Company by other U.S. airlines. In order to remain competitive and maintain passenger traffic levels, we often find it necessary to match competitors’ discounted fares. Since we compete in a dynamic marketplace, attempts to generate additional revenue through increased fares oftentimes fail.

International Competition. Internationally, the Company competes not only with U.S. airlines, but also with foreign carriers. International competition has increased and may increase in the future as a result of airline mergers and acquisitions, joint ventures, alliances, restructurings, liberalization of aviation bilateral agreements and new or increased service by competitors. Competition on international routes is subject to varying degrees of governmental regulation. The Company’s ability to compete successfully with non-U.S. carriers on international routes depends in part on its ability to generate traffic to and from the entire United States via its integrated domestic route network and its ability to overcome business and operational challenges across its network worldwide. Foreign carriers currently are prohibited by U.S. law from carrying local passengers between two points in the United States and the Company experiences comparable restrictions in foreign countries. In addition, in the absence of open skies and fifth freedom rights, U.S. carriers are constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements and restrictions imposed unilaterally by foreign governments. To compensate partially for these structural limitations, U.S. and foreign carriers have entered into alliances, joint ventures and marketing arrangements that enable these carriers to exchange traffic between each other’s flights and route networks. See Alliances, above, for further information.

Seasonality. The air travel business is subject to seasonal fluctuations. Historically, demand for air travel is higher in the second and third quarters, driving higher revenues, than in the first and fourth quarters, which are periods of lower travel demand.

Industry Regulation

Domestic Regulation

General. All carriers engaged in air transportation in the United States are subject to regulation by the DOT. Absent an exemption, no air carrier may provide air transportation of passengers or property without first being issued a DOT certificate of public convenience and necessity. The DOT also grants international route authority, approves international codeshare arrangements, and regulates methods of competition. The DOT regulates consumer protection and maintains jurisdiction over advertising, denied boarding compensation, tarmac delays, and baggage liability, and may add additional expensive regulatory burdens in the future.

Airlines are also regulated by the Federal Aviation Administration (the “FAA”), an agency within the DOT, primarily in the areas of flight safety, air carrier operations, and aircraft maintenance and airworthiness. The FAA issues air carrier operating certificates and aircraft airworthiness certificates, prescribes maintenance procedures, oversees airport operations, and regulates pilot and other employee training. From time to time, the FAA issues directives that require air carriers to inspect or modify aircraft and other equipment, potentially causing the Company to incur substantial, unplanned expenses. The airline industry is also subject to numerous other federal laws and regulations. The U.S. Department of Homeland Security (“DHS”) has jurisdiction over virtually every aspect of civil aviation security. See Legislation, below. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act (“RLA”), a federal statute. The Company is also subject to investigation inquiries by the DOT, FAA, DOJ and other U.S. and international regulatory bodies.

Airport Access. Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by the Company are, or recently have been, subject to government regulation. Federally mandated domestic slot restrictions currently apply at Reagan National Airport in Washington D.C. (“Washington Reagan”), John F. Kennedy International Airport (“JFK”), LaGuardia Airport (“LaGuardia”) and Newark Liberty. In addition, to address concerns about airport congestion, the FAA has designated certain airports, including Newark Liberty, JFK, and LaGuardia as “high density traffic airports” and has imposed operating restrictions at these three airports, which may include capacity reductions. Additional restrictions on airline routes and takeoff and landing slots may be proposed in the future that could affect the Company’s rights of ownership and transfer.

Legislation. The airline industry is subject to legislative activity that may have an impact on operations and costs. In addition to significant federal, state and local taxes and fees that the Company is currently subject to, proposed taxes and fees are currently pending that may increase the Company’s operating costs if imposed on the Company. Congress may pass legislation that could increase labor and operating costs. Recently, Congress has enacted two laws, the Airline Safety and Federal Aviation Extension Act of 2010 and the FAA Modernization and Reform Act of 2012, which have increased regulation and are likely to cause increased costs in the areas of airline safety, pilot training, and consumer protection. Climate change legislation is also likely to be a significant area of legislative and regulatory focus and could adversely impact the Company’s costs. See Environmental Regulation, below.

In December 2009, the DOT issued the first of several rules intended to enhance airline passenger protections. The 2009 rule included regulations mandating that major air carriers, including United and Continental, adopt detailed contingency plans and implement procedures applicable to tarmac delays exceeding three hours for domestic flights and four hours for international flights, subject to exceptions for safety and security. In April 2011, the DOT issued a second set of consumer protection regulations. This second initiative imposed regulations requiring carriers to charge the same baggage fee throughout a passenger’s entire itinerary (even if on multiple carriers) and expanded the scope of the tarmac delay rule to cover foreign carriers operating to and from the United States. Although the DOT delayed the enforcement date for its new baggage fee regulations until July 2012, it is now in force and could expose United to DOT enforcement action and civil penalties.

In December 2011, the FAA issued a final rule amending the existing flight, duty, and rest regulations applicable to U.S. air carriers operating under Part 121 of the Federal Aviation Regulations. The provisions under the 2011 final rule are likely to negatively impact the Company’s operations and increase the Company’s costs by mandating extensive changes to the way we schedule crews and deploy aircraft. Moreover, in December 2012, the FAA issued a draft policy statement proposing to cede authority over some areas of cabin crewmember workplace safety and health condition oversight to the Occupational Safety and Health Administration. If this change in policy is finalized, it would expose the Company to increased regulatory requirements in the aircraft cabin, with the potential for increased costs and adverse operational impacts.

Finally, aviation security continues to be the subject of frequent legislative and regulatory action, requiring changes to the Company’s security processes, frequently increasing the cost of its security procedures, and adversely affecting its operations.

International Regulation

General. International air transportation is subject to extensive government regulation. In connection with the Company’s international services, the Company is regulated by both the U.S. government and the governments of the foreign countries the Company serves. In addition, the availability of international routes to U.S. carriers is regulated by aviation agreements between the U.S. and foreign governments, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments.

Legislation. Foreign countries are increasingly enacting passenger protection laws, rules and regulations that meet or exceed U.S. requirements. In cases where this activity exceeds U.S. requirements, additional burden and liability may be placed on the Company. The European Union (“EU”) now requires compensation to passengers for canceled and delayed flights, in addition to denied boarding compensation. Similar foreign regulations require passenger compensation and subject the Company to enforcement penalties in addition to changes in operating procedures.

Airport Access. Historically, access to foreign markets has been tightly controlled through bilateral agreements between the U.S. and each foreign country involved. These agreements regulate the markets served, the number of carriers allowed to serve each market and the frequency of carriers’ flights. Since the early 1990s, the U.S. has pursued a policy of “open skies” (meaning all U.S.-flag carriers have access to the destination), under which the U.S. government has negotiated a number of bilateral agreements allowing unrestricted access between U.S. and foreign markets. Currently, there are more than 100 open skies agreements in effect. However, many of the airports that the Company serves in Europe, Asia and Latin America maintain slot controls. A large number of these are restrictive due to congestion at these airports. London Heathrow International Airport, Frankfurt Rhein-Main Airport, Shanghai Pudong International Airport, Beijing Capital International Airport, Sao Paulo Guarhulos International Airport, Tokyo Narita International Airport and Haneda International Airport are among the most restrictive foreign airports due to capacity limitations. As an example, under the 2010 United States-Japan open skies agreement, only four slot pairs are available in Haneda to U.S. air carriers at this time, none of which is held by the Company.

The Company’s ability to serve some foreign markets and expand into certain others is limited by the absence of aviation agreements between the U.S. government and the relevant foreign governments. Shifts in U.S. or foreign government aviation policies may lead to the alteration or termination of air service agreements. Depending on the nature of any such change, the value of the Company’s international route authorities and slot rights may be materially enhanced or diminished.

Environmental Regulation

General. The airline industry is subject to increasingly stringent federal, state, local and international environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, aircraft noise, and the management of hazardous substances, oils and waste materials. Areas of either proposed regulations or implementation of new regulations include regulations surrounding the emission of greenhouse gases (discussed further below), State of California regulations regarding air emissions from ground support equipment, and a federal rule-making seeking to regulate airport fuel hydrant systems under the underground storage tank regulations.

Climate Change. There are certain laws and regulations relating to climate change that apply to the Company, including the EU Emissions Trading Scheme (“EU ETS”) (which is subject to international dispute), environmental taxes for certain international flights (including the United Kingdom’s Air Passenger Duty and Germany’s departure ticket tax), limited greenhouse gas reporting requirements, and the State of California’s cap and trade regulations (which impacts United’s San Francisco maintenance center). In addition, there are land-based planning laws that could apply to airport expansion projects, requiring a review of greenhouse gas emissions, and could affect airlines in certain circumstances.

In 2009, the EU issued a directive to member states to include aviation in its greenhouse gas emissions trading scheme. The application of the EU ETS to aviation, including the requirement for foreign airlines to surrender carbon allowances for emissions occurring outside of the EU airspace, has been the subject of significant international dispute among countries, with more than forty non-EU countries having gone on record opposing the scheme.

On November 12, 2012, the EU announced a one-year stay of the requirements for international flights to the EU, which the EU attributed to recent progress by the International Civil Aviation Organization (“ICAO”) towards a global regulatory program to regulate aviation greenhouse gas emissions. On November 27, 2012, the President of the United States signed the European Union Emissions Trading Scheme Prohibition Act of 2011, which encourages the DOT to seek an international solution through the ICAO, and if necessary, prohibit U.S. airlines from participation in the EU ETS and take other actions to hold the airlines harmless from the scheme.

The future of the EU ETS legislation as applied to international flights into Europe is uncertain but the Company will continue to monitor developments. The precise cost to the Company should the scheme apply to international flights in the future is difficult to calculate due to a number of variables, including the Company’s future carbon emissions with respect to flights to and from the EU, the price of carbon credits, and whether the DOT will take action to prohibit U.S. airlines from participation in the scheme and hold U.S. airlines harmless from such scheme.

The EU ETS stay has increased international attention in its focus on the ICAO process with the intent to reach an international agreement that would apply to international aviation and prohibit the application of regional schemes. Without an international agreement, there could be other regulatory actions taken in the future by the U.S. government, state governments within the U.S., or foreign governments, to regulate the emission of greenhouse gases by the aviation industry, which could result in multiple schemes applying to the same emissions. The precise nature of any such requirements and their applicability to the Company are difficult to predict, but the financial impact to the Company and the aviation industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

The Company is taking various actions to reduce its carbon emissions through fleet renewal, aircraft retrofits, and actions that are establishing the foundation for the commercialization of aviation biofuels.

Other Environmental Matters. Some U.S. and foreign airports have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number and scheduling of hourly or daily operations. In some instances, these restrictions have caused curtailments in services or increased operating costs, and could limit our ability to expand our operations at the affected airports.

The airline industry is also subject to other environmental laws and regulations that require the Company to remediate soil or groundwater to meet certain objectives and which may require significant expenditures. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as “Superfund,” and similar environmental cleanup laws, generators of waste materials and owners or operators of facilities can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. The Company also conducts voluntary environmental assessment and remediation actions. Environmental cleanup obligations can arise from, among other circumstances, the operation of aircraft fueling facilities and primarily involve airport sites. Future costs associated with these activities are currently not expected to have a material adverse effect on the Company’s business.

Employees

As of December 31, 2012, UAL, including its subsidiaries, had approximately 88,000 employees. As of December 31, 2012, United had approximately 47,000 employees and Continental had approximately 41,000 employees. Approximately 80% of the combined Company’s employees were represented by various U.S. labor organizations as of December 31, 2012.

Collective bargaining agreements between the Company and its represented employee groups are negotiated under the RLA, which governs labor relations in the air transportation industry. Such agreements typically do not contain an expiration date and instead specify an amendable date, upon which the contract is considered “open for amendment.” The process for integrating the represented employee groups of United and Continental is governed by a combination of the RLA, the McCaskill-Bond Amendment, and where applicable, the existing provisions of United’s and Continental’s collective bargaining agreements and union policies. Under the RLA, the National Mediation Board (“NMB”) has exclusive authority to resolve union representation disputes arising out of airline mergers. Under the McCaskill-Bond Amendment, “fair and equitable” integration of seniority lists is required, including arbitration where the interested parties cannot reach a consensual agreement, consistent with the process set forth in the Allegheny-Mohawk Labor Protective Provisions or internal union merger policies, if applicable. Pending operational integration, the Company will apply the terms of the existing collective bargaining agreements unless other terms have been negotiated.

During 2012, various labor agreements were reached between union representatives and the Company. On December 15, 2012, the pilots for both United and Continental ratified a joint collective bargaining agreement with the Company. In February 2013, the Company reached tentative agreements on new joint collective bargaining agreements with the International Association of Machinists (“IAM”) for the fleet service, passenger service and storekeeper workgroups at the United, Continental, Continental Micronesia and Mileage Plus subsidiaries. The tentative agreements with the IAM cover more than 28,000 employees and are subject to ratification by the IAM members. We are also currently in the process of negotiating joint collective bargaining agreements with all of our other major represented groups. Several other collective bargaining agreements were reached with unions at each of our subsidiaries during 2012, including with the United flight attendants in February 2012, the Continental Micronesia aircraft technicians in May 2012, the Continental pilot ground instructors in June 2012 and the Continental Micronesia flight attendants in August 2012.

The following table reflects the Company’s represented employee groups, number of employees per represented group, union representation for each of United’s and Continental’s employee groups where applicable, amendable date for each employee group’s collective bargaining agreement and whether the group is engaged in negotiations for a joint collective bargaining agreement:

Employee Group	Subsidiary	Number of Employees	Union	Contract Open for Amendment	Common Union Representation Determined	Joint Negotiations in Progress
	Flight Attendants		Association of Flight Attendants		X	X
	Continental	9,547		December 2014
	Continental Micronesia	239		December 2014
	United	11,574		February 2016

	Total	21,360

	Passenger Service		Int’l Association of Machinists and Aerospace Workers		X	Tentative Agreement Reached February 13, 2013
	Continental	7,179		N/A
	Continental Micronesia	199		November 2011
	United	7,894		January 2010

	Total	15,272

	Fleet Service		Int’l Association of Machinists and Aerospace Workers		X	Tentative Agreement Reached February 13, 2013
	Continental	6,540		December 2012
	Continental Micronesia	180		November 2011
	United	6,613		January 2010

	Total	13,333

	Pilots		Air Line Pilots Association		X	Completed
	Continental	4,641		February 2017
	United	5,546		February 2017

	Total	10,187

	Technicians and Related		Int’l Brotherhood of Teamsters		X	X
	Continental	3,666		December 2012
	Continental Micronesia	98		December 2012
	United	4,884		June 2013

	Total	8,648

	Stock Clerks		Int’l Association of Machinists and Aerospace Workers		X	Tentative Agreement Reached February 13, 2013
	Continental	229		N/A
	United	645		January 2010

	Total	874

	Dispatchers					X
	Continental	128	Transport Workers Union	December 2013
	United	182	Professional Airline Flight Control Association	January 2010

	Total	310

	Fleet Tech Instructors Food Service Employees Ground Instructors Maintenance Instructors Security Officers		Int’l Association of Machinists and Aerospace Workers		X	X
	Continental	22		April 2014
	United	216		January 2010

	Total	238

	Flight Simulator Technicians				Election in Progress
	Continental	39	Transport Workers Union	December 2012
	United	56	Int’l Brotherhood of Teamsters	July 2013

	Total	95

The Company cannot predict the outcome of negotiations with its unionized employee groups, although significant increases in the pay and benefits resulting from new collective bargaining agreements would have an adverse financial impact on the Company.

ITEM 1A.	RISK FACTORS.

The following risk factors should be read carefully when evaluating the Company’s business and the forward-looking statements contained in this report and other statements the Company or its representatives make from time to time. Any of the following risks could materially and adversely affect the Company’s business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this report.

The Merger may present certain material risks to the Company’s business and operations.

The Merger, described in Item 1, Business, may present certain risks to the Company’s business and operations including, among other things, risks that:

•	we may be unable to successfully integrate the businesses and workforces of United and Continental;

•	we may be unable to successfully manage the expanded business with respect to monitoring new operations and associated increased costs and complexity;

•

we may be unable to avoid potential liabilities and unforeseen increased expenses or delays associated with the Merger and integration, including in connection with any legal merger of United Air Lines, Inc. and Continental Airlines, Inc. into a single corporation;

•

we may be unable to successfully manage the complex integration of systems, technology, aircraft fleets, networks and other assets of United and Continental in a manner that minimizes any adverse impact on the Company and the Company’s customers, vendors, suppliers, employees and other constituencies; and

•	we may experience disruption of, or inconsistencies in, each of United’s and Continental’s standards, controls, reports on operations, procedures, policies and services.

Accordingly, there can be no assurance that the Merger will result in the realization of the full benefits of synergies, innovation and operational efficiencies that we currently expect, that these benefits will be achieved within the anticipated timeframe or that we will be able to fully and accurately measure any such synergies.

Continued periods of historically high fuel prices or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company’s operating results, financial position and liquidity.

Aircraft fuel has been the Company’s single largest and most volatile operating expense for the last several years. The availability and price of aircraft fuel significantly affect the Company’s operations, results of operations, financial position and liquidity. While the Company has been able to obtain adequate supplies of fuel under various supply contracts and also stores fuel close to major hub locations to ensure supply continuity in the short term, the Company cannot predict the continued future availability or price of aircraft fuel.

Continued volatility in fuel prices may negatively impact the Company’s liquidity in the future. Aircraft fuel prices can fluctuate based on a multitude of factors including market expectations of supply and demand balance, inventory levels, geopolitical events, economic growth expectations, fiscal/monetary policies and financial investment flows. The Company may not be able to increase its fares or other fees if fuel prices rise in the future and any such fare or fee increases may not be sustainable in the highly competitive airline industry. In addition, any increases in fares or other fees may not sufficiently offset the full impact of such rises in fuel prices and may also reduce the general demand for air travel.

To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements. However, the Company’s hedging program may not be successful in controlling fuel costs, and price protection provided may be limited due to market conditions and other factors. To the extent that the Company uses hedge contracts that have the potential to create an obligation to pay upon settlement if prices decline significantly, including swaps or sold put options as part of a collar, such hedge contracts may limit the Company’s ability to benefit from lower fuel costs in the future. If fuel prices decline significantly from the levels existing at the time we enter into a hedge contract, we may be required to post collateral (margin) with our hedge counterparties beyond certain thresholds. Also, lower fuel prices may result in increased industry capacity and lower fares in general. There can be no assurance that the Company’s hedging arrangements will provide any particular level of protection against rises in fuel prices or that its counterparties will be able to perform under the Company’s hedging arrangements. Additionally, deterioration in the Company’s financial condition could negatively affect its ability to enter into new hedge contracts in the future and may potentially require the Company to post increased amounts of collateral under its fuel hedging agreements.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations promulgated by the Commodity Futures Trading Commission (“CFTC”) introduce new requirements for centralized clearing for over-the-counter derivatives. This may include the Company’s fuel hedge contracts. The UAL Board of Directors has approved the Company’s election of the CFTC’s end-user exception, which permits the Company as a non-financial end user of derivatives to hedge commercial risk and be exempt from the CFTC mandatory clearing requirements. However, depending on the final regulations adopted by the CFTC and other regulators, several of the Company’s hedge counterparties may be subject to requirements which may raise their costs. Those increased costs may in turn be passed to the Company, resulting in increased transaction costs to execute hedge contracts and lower credit thresholds to post collateral (margin).

See Note 13 to the financial statements included in Item 8 of this report for additional information on the Company’s hedging programs.

Economic and industry conditions constantly change and unfavorable global economic conditions may have a material adverse effect on the Company’s business and results of operations.

The Company’s business and results of operations are significantly impacted by general economic and industry conditions. The airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and global economies. Robust demand for our air transportation services depends largely on favorable economic conditions, including the strength of the domestic and foreign economies, low unemployment levels, strong consumer confidence levels and the availability of consumer and business credit.

Air transportation is often a discretionary purchase that leisure travelers may limit or eliminate during difficult economic times. In addition, during periods of unfavorable economic conditions, business travelers usually reduce the volume of their travel, either due to cost-saving initiatives or as a result of decreased business activity requiring travel. During such periods, the Company’s business and results of operations may be adversely affected due to significant declines in industry passenger demand, particularly with respect to the Company’s business and premium cabin travelers, and a reduction in fare levels.

Stagnant or worsening global economic conditions either in the United States or in other geographic regions, and any future volatility in U.S. and global financial and credit markets may have a material adverse effect on the Company’s revenues, results of operations and liquidity. If such economic conditions were to disrupt capital markets in the future, the Company may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt and to satisfy future capital commitments.

The Company is subject to economic and political instability and other risks of doing business globally.

The Company is a global business with operations outside of the United States from which it derives approximately 40% of its operating revenues, as measured and reported to the DOT. The Company’s operations in Asia, Europe, Latin America, Africa and the Middle East are a vital part of its worldwide airline network. Volatile economic, political and market conditions in these international regions may have a negative impact on the Company’s operating results and its ability to achieve its business objectives. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies, and the imposition of exchange controls or other currency restrictions, may have a material adverse impact upon the Company’s liquidity, revenues, costs and operating results.

The Company may not be able to maintain adequate liquidity.

The Company has a significant amount of financial leverage from fixed obligations, including aircraft lease and debt financings, leases of airport property and other facilities, and other material cash obligations. In addition, the Company has substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

Although the Company’s cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet these obligations and commitments to date, the Company’s future liquidity could be negatively impacted by the risk factors discussed in this Item 1A, including, but not limited to, substantial volatility in the price of fuel, adverse economic conditions, disruptions in the global capital markets and catastrophic external events.

If the Company’s liquidity is constrained due to the various risk factors noted in this Item 1A or otherwise, the Company’s failure to comply with certain financial covenants under its financing and credit card processing agreements, timely pay its debts, or comply with other material provisions of its contractual obligations could result in a variety of adverse consequences, including the acceleration of the Company’s indebtedness, increase of required reserves under credit card processing agreements, the withholding of credit card sale proceeds by its credit card service providers and the exercise of other remedies by its creditors and equipment lessors that could result in a material adverse effect on the Company’s financial position and results of operations. Furthermore, constrained liquidity may limit the Company’s ability to withstand competitive pressures and limit its flexibility in responding to changing business and economic conditions, including increased competition and demand for new services, placing the Company at a disadvantage when compared to its competitors that have less debt, and making the Company more vulnerable than its competitors who have less debt to a downturn in the business, industry or the economy in general.

The Company’s substantial level of indebtedness and non-investment grade credit rating, as well as market conditions and the availability of assets as collateral for loans or other indebtedness, may make it difficult for the Company to raise additional capital to meet its liquidity needs on acceptable terms, or at all.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding the Company’s liquidity.

Certain of the Company’s financing agreements have covenants that impose operating and financial restrictions on the Company and its subsidiaries.

Certain of the Company’s credit facilities and indentures governing its secured notes impose certain operating and financial covenants on the Company, on United and its subsidiaries, or on Continental and its subsidiaries. Such covenants require the Company, United or Continental, as applicable, to maintain, depending on the particular agreement, minimum fixed charge coverage ratios, minimum liquidity and/or minimum collateral coverage ratios. A decline in the value of collateral could result in a situation where the Company, United or Continental, as applicable, may not be able to maintain the required collateral coverage ratio. In addition, the credit facilities and indentures contain other negative covenants customary for such financings.

The Company’s ability to comply with these covenants may be affected by events beyond its control, including the overall industry revenue environment and the level of fuel costs, and the Company may be required to seek waivers or amendments of covenants, repay all or a portion of the debt or find alternative sources of financing. The Company cannot provide assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Company. If the Company fails to comply with these covenants and is unable to obtain a waiver or amendment, an event of default would result which would allow the lenders, among other things, to declare outstanding amounts due and payable. The Company cannot provide assurance that it would have sufficient liquidity to repay or refinance such amounts if they were to become due. In addition, an event of default or declaration of acceleration under any of the credit facilities or indentures could also result in an event of default under certain of the Company’s other financing agreements due to cross-default and cross-acceleration provisions.

Extensive government regulation could increase the Company’s operating costs and restrict its ability to conduct its business.

Airlines are subject to extensive regulatory and legal oversight. Compliance with U.S. and international regulations imposes significant costs and may have adverse effects on the Company. Laws, regulations, taxes and airport rates and charges, both domestically and internationally, have been proposed from time to time that could significantly increase the cost of airline operations or reduce airline revenue. The Company cannot provide any assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect its financial condition or results of operations.

Each of United and Continental provides air transportation under certificates of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked these certificates, it could have a material adverse effect on the Company’s business. The DOT is also responsible for promulgating consumer protection and other regulations that may impose significant compliance costs on the Company. The FAA regulates the safety of United’s and Continental’s operations. United and Continental are operators pursuant to a single air carrier operating certificate issued by the FAA. From time to time, the FAA also issues orders, airworthiness directives and other regulations relating to the maintenance and operation of aircraft that require material expenditures or operational restrictions by the Company. These FAA orders and directives could include the temporary grounding of an entire aircraft type if the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action. For example, on January 11, 2013, the FAA announced a review of the Boeing 787 aircraft’s critical systems and in-service issues and, on January 16, 2013, the FAA issued an emergency airworthiness directive that requires U.S. Boeing 787 operators, including the Company, to temporarily cease operations of such aircraft. If the directive were to continue for an extended period of time, it could adversely affect the Company’s business and results of operations. FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. These FAA directives or requirements could have a material adverse effect on the Company.

In addition, the Company’s operations may be adversely impacted due to the existing antiquated air traffic control (“ATC”) system utilized by the U.S. government. During peak travel periods in certain markets, the current ATC system’s inability to handle existing travel demand has led to short-term capacity constraints imposed by government agencies and resulted in delays and disruptions of air traffic. In addition, the current system will not be able to effectively handle projected future air traffic growth. Imposition of these ATC constraints on a long-term basis may have a material adverse effect on our results of operations. Failure to update the ATC system in a timely manner, and the substantial funding requirements of a modernized ATC system that may be imposed on air carriers may have an adverse impact on the Company’s financial condition or results of operations.

The airline industry is subject to extensive federal, state and local taxes and fees that increase the cost of the Company’s operations. In addition to taxes and fees that the Company is currently subject to, proposed taxes and fees are currently pending and if imposed, would increase the Company’s operating expenses.

Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by the Company are, or recently have been, subject to government regulation. Certain of the Company’s major hubs are among increasingly congested airports in the United States and have been or could be the subject of regulatory action that might limit the number of flights and/or increase costs of operations at certain times or throughout the day. The FAA may limit the Company’s airport access by limiting the number of departure and arrival slots at high density traffic airports, which could affect the Company’s ownership and transfer rights, and local airport authorities may have the ability to control access to certain facilities or the cost of access to its facilities, which could have an adverse effect on the Company’s business. The FAA historically has taken actions with respect to airlines’ slot holdings that airlines have challenged; if the FAA were to take actions to adversely affect the Company’s slot holdings, the Company could incur substantial costs to preserve its slots. Further, the Company’s operating costs at airports at which it operates, including the Company’s major hubs, may increase significantly because of capital improvements at such airports that the Company may be required to fund, directly or indirectly. In some circumstances, such costs could be imposed by the relevant airport authority without the Company’s approval and may have a material adverse effect on the Company’s financial condition.

The ability of carriers to operate flights on international routes between airports in the U.S. and other countries may be subject to change. Applicable arrangements between the United States and foreign governments may be amended from time to time, government policies with respect to airport operations may be revised, and the availability of appropriate slots or facilities may change. The Company currently operates a number of flights on international routes under government arrangements, regulations or policies that designate the number of carriers permitted to operate on such routes, the capacity of the carriers providing services on such routes, the airports at which carriers may operate international flights, or the number of carriers allowed access to particular airports. Any further limitations, additions or modifications to such arrangements, regulations or policies could have a material adverse effect on the Company’s financial position and results of operations. Additionally, if an open skies policy were to be adopted for any of the Company’s international routes, such an event could have a material adverse impact on the Company’s financial position and results of operations and could result in the impairment of material amounts of related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures and other alliance arrangements by and among other airlines could impair the value of the Company’s business and assets on the open skies routes. The Company’s plans to enter into or expand U.S. antitrust immunized alliances and joint ventures on various international routes are subject to receipt of approvals from applicable U.S. federal authorities and obtaining other applicable foreign government clearances or satisfying the necessary applicable regulatory requirements. There can be no assurance that such approvals and clearances will be granted or will continue in effect upon further regulatory review or that changes in regulatory requirements or standards can be satisfied.

Many aspects of the Company’s operations are also subject to increasingly stringent federal, state, local and international laws protecting the environment. Future environmental regulatory developments, such as climate change regulations in the United States and abroad could adversely affect operations and increase operating costs in the airline industry. There are certain climate change laws and regulations that have already gone into effect and that apply to the Company, including the EU ETS (which is subject to international dispute), the State of California’s cap and trade regulations, environmental taxes for certain international flights, limited greenhouse gas reporting requirements and land-use planning laws which could apply to airports and could affect airlines in certain circumstances. In addition, there is the potential for additional regulatory actions in regard to the emission of greenhouse gases by the aviation industry. The precise nature of future requirements and their applicability to the Company are difficult to predict, but the financial impact to the Company and the aviation industry would likely be adverse and could be significant.

See Item 1, Business - Industry Regulation above, for further information on government regulation impacting the Company.

The Company relies heavily on technology and automated systems to operate its business and any significant failure or disruption of the technology or these systems could materially harm its business.

The Company depends on automated systems and technology to operate its business, including computerized airline reservation systems, flight operations systems, telecommunication systems and commercial websites, including www.united.com. United’s website and other automated systems must be able to accommodate a high volume of traffic and deliver important flight and schedule information, as well as process critical financial transactions. These systems could suffer substantial or repeated disruptions due to events including natural disasters, power failures, terrorist attacks, equipment or software failures, computer viruses or cyber security attacks. Substantial or repeated website, reservation systems or telecommunication systems failures or disruptions, including failures or disruptions related to the Company’s integration of technology systems, could reduce the attractiveness of the Company’s services versus those of its competitors, materially impair its ability to market its services and operate its flights, result in the unauthorized release of confidential or otherwise protected information, and result in increased costs, lost revenue and the loss or compromise of important data.

The Company’s business relies extensively on third-party service providers. Failure of these parties to perform as expected, or interruptions in the Company’s relationships with these providers or their provision of services to the Company, could have an adverse effect on the Company’s financial position and results of operations.

The Company has engaged an increasing number of third-party service providers to perform a large number of functions that are integral to its business, including regional operations, operation of customer service call centers, distribution and sale of airline seat inventory, provision of information technology infrastructure and services, provision of aircraft maintenance and repairs, provision of various utilities and performance of aircraft fueling operations, among other vital functions and services. The Company does not directly control these third-party service providers, although it does enter into agreements with many of them that define expected service performance. Any of these third-party service providers, however, may materially fail to meet their service performance commitments to the Company or agreements with such providers may be terminated. For example, flight reservations booked by customers and/or travel agencies via third-party GDSs may be adversely affected by disruptions in the business relationships between the Company and GDS operators. Such disruptions, including a failure to agree upon acceptable contract terms when contracts expire or otherwise become subject to renegotiation, may cause the carriers’ flight information to be limited or unavailable for display, significantly increase fees for both the Company and GDS users, and impair the Company’s relationships with its customers and travel agencies. The failure of any of the Company’s third-party service providers to adequately perform their service obligations, or other interruptions of services, may reduce the Company’s revenues and increase its expenses or prevent the Company from operating its flights and providing other services to its customers. In addition, the Company’s business and financial performance could be materially harmed if its customers believe that its services are unreliable or unsatisfactory.

UAL’s obligations for funding Continental’s defined benefit pension plans are affected by factors beyond UAL’s control.

Continental has defined benefit pension plans covering substantially all of its U.S. employees, other than the employees of its Chelsea Food Services division and Continental Micronesia, Inc. The timing and amount of UAL’s funding requirements under Continental’s plans depend upon a number of factors, including labor negotiations with the applicable employee groups and changes to pension plan benefits as well as factors outside of UAL’s control, such as the number of applicable retiring employees, asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase UAL’s funding requirements, such as its liquidity requirements, could have a material adverse effect on UAL’s financial condition.

Union disputes, employee strikes or slowdowns, and other labor-related disruptions, as well as the integration of the United and Continental workforces in connection with the Merger, present the potential for a delay in achieving expected Merger synergies, could adversely affect the Company’s operations, and could result in increased costs that impair its financial performance.

United and Continental are both highly unionized companies. As of December 31, 2012, the Company and its subsidiaries had approximately 88,000 active employees, of whom approximately 80% were represented by various U.S. labor organizations.

The successful integration of United and Continental and achievement of the anticipated benefits of the combined company depend in part on integrating United and Continental employee groups and maintaining productive employee relations. In order to fully integrate the pre-Merger represented employee groups, the Company must negotiate a joint collective bargaining agreement covering each combined group. The process for integrating the labor groups of United and Continental is governed by a combination of the RLA, the McCaskill-Bond Amendment, and where applicable, the existing provisions of each company’s collective bargaining agreements and union policy. A delay in or failure to integrate the United and Continental employee groups presents the potential for delays in achieving expected Merger synergies, increased operating costs and labor disputes that could adversely affect our operations.

During 2012, various labor agreements were reached between union representatives and the Company. On December 15, 2012, the pilots for both United and Continental ratified a joint collective bargaining agreement with the Company. In February 2013, the Company reached tentative agreements on new joint collective bargaining agreements with the IAM for the fleet service, passenger service and storekeeper workgroups at the United, Continental, Continental Micronesia and Mileage Plus subsidiaries. The tentative agreements with the IAM cover more than 28,000 employees and are subject to ratification by the IAM members. We are also currently in the process of negotiating joint collective bargaining agreements with all of our other major represented groups. Several other collective bargaining agreements were reached with unions at each of our subsidiaries during 2012, including with the United flight attendants in February 2012, the Continental Micronesia aircraft technicians in May 2012, the Continental pilot ground instructors in June 2012 and the Continental Micronesia flight attendants in August 2012.

The Company can provide no assurance that a successful or timely resolution of labor negotiations for all amendable collective bargaining agreements will be achieved. There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the Merger. Employee dissatisfaction with the results of the seniority integration may lead to litigation that in some cases can delay implementation of the integrated seniority list. There is also a possibility that employees or unions could engage in job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt United’s and Continental’s normal operations, in an attempt to pressure the companies in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and United and Continental can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined. In addition, achieving joint collective bargaining agreements, including the pilot agreement, with our represented employee groups is likely to increase our labor costs, which increase could be material.

The airline industry is highly competitive and susceptible to price discounting and changes in capacity, which could have a material adverse effect on the Company.

The U.S. airline industry is characterized by substantial price competition. In recent years, the market share held by low-cost carriers has increased significantly and is expected to continue to increase. The increased market presence of low-cost carriers, which engage in substantial price discounting, has diminished the ability of large network carriers to achieve sustained profitability on domestic and international routes.

Airlines also compete for market share by increasing or decreasing their capacity, including route systems and the number of markets served. Several of the Company’s domestic and international competitors have increased their international capacity by including service to some destinations that the Company currently serves, causing overlap in destinations served and therefore increasing competition for those destinations. In addition, the Company and certain of its competitors have implemented significant capacity reductions in recent years in response to high and volatile fuel prices and stagnant global economic growth. Further, certain of the Company’s competitors may not reduce capacity or may increase capacity, impacting the expected benefit to the Company from capacity reductions. This increased competition in both domestic and international markets may have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

The airline industry may undergo further bankruptcy restructuring, industry consolidation, or the creation or modification of alliances or joint ventures, any of which could have a material adverse effect on the Company.

The Company faces and may continue to face strong competition from other carriers due to bankruptcy restructuring, industry consolidation, and the creation and modification of alliances and joint ventures. A number of carriers have filed for bankruptcy protection in recent years and other domestic and international carriers could restructure in bankruptcy or threaten to do so in the future to reduce their costs. Most recently, AMR Corporation, the parent company of American Airlines, Inc., filed for bankruptcy protection in November 2011 and is currently under going a restructuring under Chapter 11 of the U.S. Bankruptcy Code. Carriers operating under bankruptcy protection can operate in a manner that could be adverse to the Company and could emerge from bankruptcy as more vigorous competitors.

Both the U.S. and international airline industries have experienced consolidation through a number of mergers and acquisitions. On February 14, 2013, US Airways announced an agreement to merge with AMR Corporation and its intent to exit Star Alliance as a result of such merger. The Company is also facing stronger competition from expanded airline alliances and joint ventures. Carriers may improve their competitive positions through airline alliances, slot swaps, and/or joint ventures. Certain airline joint ventures further competition by allowing airlines to coordinate routes, pool revenues and costs, and enjoy other mutual benefits, achieving many of the benefits of consolidation. “Open skies” agreements, including the agreements between the United States and the European Union and between the United States and Japan, may also give rise to additional consolidation or better integration opportunities among international carriers.

There is ongoing speculation that further airline consolidations or reorganizations could occur in the future. The Company routinely engages in analysis and discussions regarding its own strategic position, including alliances, asset acquisitions and divestitures and may have future discussions with other airlines regarding strategic activities. If other airlines participate in such activities, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of the Company and potentially impairing the Company’s ability to realize expected benefits from its own strategic relationships.

Increases in insurance costs or reductions in insurance coverage may materially and adversely impact the Company’s results of operations and financial condition.

Following the terrorist attacks on September 11, 2001, the Company’s insurance costs increased significantly and the availability of third-party war risk (terrorism) insurance decreased significantly. The Company has obtained third-party war risk (terrorism) insurance through a special program administered by the FAA. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if such coverage is available at all. If the Company is unable to obtain adequate third-party war risk (terrorism) insurance, its business could be materially and adversely affected.

If any of the Company’s aircraft were to be involved in an accident or if the Company’s property or operations were to be affected by a significant natural catastrophe or other event, the Company could be exposed to significant liability or loss. If the Company is unable to obtain sufficient insurance (including aviation hull and liability insurance and property and business interruption coverage) to cover such liabilities or losses, whether due to insurance market conditions or otherwise, its results of operations and financial condition could be materially and adversely affected.

The Company could experience adverse publicity, harm to its brand, reduced travel demand and potential tort liability as a result of an accident, catastrophe, or incident involving its aircraft, the aircraft of its regional carriers or the aircraft of its codeshare partners, which may result in a material adverse effect on the Company’s results of operations or financial position.

An accident, catastrophe, or incident involving an aircraft that the Company operates, or an aircraft that is operated by a codeshare partner or one of the Company’s regional carriers, could have a material adverse effect on the Company if such accident, catastrophe, or incident created a public perception that the Company’s operations, or the operations of its codeshare partners or regional carriers, are not safe or reliable, or less safe or reliable than other airlines. Such public perception could in turn result in adverse publicity for the Company, cause harm to the Company’s brand and reduce travel demand on the Company’s flights, or the flights of its codeshare partners or regional carriers.

In addition, any such accident, catastrophe, or incident could expose the Company to significant tort liability. Although the Company currently maintains liability insurance in amounts and of the type the Company believes to be consistent with industry practice to cover damages arising from any such accident or catastrophe, and the Company’s codeshare partners and regional carriers carry similar insurance and generally indemnify the Company for their operations, if the Company’s liability exceeds the applicable policy limits or the ability of another carrier to indemnify it, the Company could incur substantial losses from an accident, catastrophe or incident which may result in a material adverse effect on the Company’s results of operations or financial position.

The Company’s results of operations fluctuate due to seasonality and other factors associated with the airline industry.

Due to greater demand for air travel during the spring and summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year, which are periods of lower travel demand. The Company’s results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal including, among others, the imposition of excise and similar taxes, extreme or severe weather, air traffic control congestion, geological events, natural disasters, changes in the competitive environment due to industry consolidation, general economic conditions and other factors. As a result, the Company’s quarterly operating results are not necessarily indicative of operating results for an entire year and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

Terrorist attacks or international hostilities, or the fear of terrorist attacks or hostilities, even if not made directly on the airline industry, could negatively affect the Company and the airline industry.

The terrorist attacks on September 11, 2001 involving commercial aircraft severely and adversely impacted each of United’s and Continental’s financial condition and results of operations, as well as the prospects for the airline industry. Among the effects experienced from the September 11, 2001 terrorist attacks were substantial flight disruption costs caused by the FAA-imposed temporary grounding of the U.S. airline industry’s fleet, significantly increased security costs and associated passenger inconvenience, increased insurance costs, substantially higher ticket refunds and significantly decreased traffic and passenger revenue.

Additional terrorist attacks, even if not made directly on the airline industry, or the fear of or the precautions taken in anticipation of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights) could materially and adversely affect the Company and the airline industry. Wars and other international hostilities could also have a material adverse impact on the Company’s financial condition, liquidity and results of operations. The Company’s financial resources may not be sufficient to absorb the adverse effects of any future terrorist attacks or other international hostilities.

An outbreak of a disease or similar public health threat could have a material adverse impact on the Company’s business, financial position and results of operations.

An outbreak of a disease or similar public health threat that affects travel demand or travel behavior, or travel restrictions or reduction in the demand for air travel caused by an outbreak of a disease or similar public health threat in the future, could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company may never realize the full value of its intangible assets or its long-lived assets causing it to record impairments that may negatively affect its financial position and results of operations.

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

The Company may be required to recognize impairments in the future due to, among other factors, extreme fuel price volatility, tight credit markets, a decline in the fair value of certain tangible or intangible assets, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. The Company can provide no assurance that a material impairment charge of tangible or intangible assets will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by the Company or other carriers. An impairment charge could have a material adverse effect on the Company’s financial position and results of operations.

The Company’s ability to use its net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of UAL common stock, or if taxable income does not reach sufficient levels.

As of December 31, 2012, UAL reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $10 billion.

The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

There is no assurance that the Company will not experience a future ownership change under Section 382 that may significantly limit or possibly eliminate its ability to use its NOL carryforwards. Potential future transactions involving the sale or issuance of UAL common stock, including the exercise of conversion options under the terms of the Company’s convertible debt, repurchase of such debt with UAL common stock, issuance of UAL common stock for cash and the acquisition or disposition of such stock by a stockholder owning 5% or more of UAL common stock, or a combination of such transactions, may increase the possibility that the Company will experience a future ownership change under Section 382.

Under Section 382, a future ownership change would subject the Company to additional annual limitations that apply to the amount of pre-ownership change NOLs that may be used to offset post-ownership change taxable income. This limitation is generally determined by multiplying the value of a corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains in the assets held by such corporation at the time of the ownership change. This limitation could cause the Company’s U.S. federal income taxes to be greater, or to be paid earlier, than they otherwise would be, and could cause all or a portion of the Company’s NOL carryforwards to expire unused. Similar rules and limitations may apply for state income tax purposes. The Company’s ability to use its NOL carryforwards will also depend on the amount of taxable income it generates in future periods. Its NOL carryforwards may expire before the Company can generate sufficient taxable income to use them in full.

UAL’s amended and restated certificate of incorporation limits certain transfers of its stock which could have an effect on the market price of UAL common stock.

To reduce the risk of a potential adverse effect on the Company’s ability to use its NOL carryforwards for federal income tax purposes, UAL’s amended and restated certificate of incorporation contains a 5% ownership limitation. This limitation generally remains effective until February 1, 2014, or until such later date as may be approved by the UAL Board of Directors (the “Board of Directors”) in its sole discretion. The limitation prohibits (i) an acquisition by a single stockholder of shares that results in that stockholder owning 5% or more of UAL common stock and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL common stock, unless prior written approval is granted by the Board of Directors.

Any transfer of common stock in violation of these restrictions will be void and will be treated as if such transfer never occurred. This provision of UAL’s amended and restated certificate of incorporation may impair or prevent a sale of common stock by a stockholder and adversely affect the price at which a stockholder can sell UAL common stock. In addition, this limitation may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur or otherwise discouraging takeover attempts that some stockholders may consider beneficial, which could also adversely affect the market price of the UAL common stock. The Company cannot predict the effect that this provision in UAL’s amended and restated certificate of incorporation may have on the market price of the UAL common stock. For additional information regarding the 5% ownership limitation, please refer to UAL’s amended and restated certificate of incorporation available on the Company’s website.

Certain provisions of UAL’s Governance Documents could discourage or delay changes of control or changes to the Board of Directors.

Certain provisions of UAL’s amended and restated certificate of incorporation and amended and restated bylaws (together, the “Governance Documents”) may make it difficult for stockholders to change the composition of the Board of Directors and may discourage takeover attempts that some of its stockholders may consider beneficial.

Certain provisions of the Governance Documents may have the effect of delaying or preventing changes in control if the Board of Directors determines that such changes in control are not in the best interests of UAL and its stockholders. These provisions of the Governance Documents are not intended to prevent a takeover, but are intended to protect and maximize the value of UAL’s stockholders’ interests. While these provisions have the effect of encouraging persons seeking to acquire control of UAL to negotiate with the Board of Directors, they could enable the Board of Directors to prevent a transaction that some, or a majority, of its stockholders might believe to be in their best interests or, they could prevent or discourage attempts to remove and replace incumbent directors.

The issuance of additional shares of UAL’s capital stock, including the issuance of common stock upon conversion of convertible notes and upon a noteholder’s exercise of its option to require UAL to repurchase convertible notes, could cause dilution to the interests of its existing stockholders.

UAL’s amended and restated certificate of incorporation authorizes up to one billion shares of common stock. In certain circumstances, UAL can issue shares of common stock without stockholder approval. In addition, the Board of Directors is authorized to issue up to 250 million shares of preferred stock, without par value, without any action on the part of UAL’s stockholders. The Board of Directors also has the power, without stockholder approval, to set the terms of any series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over UAL’s common stock with respect to dividends or if UAL liquidates, dissolves or winds up its business and other terms. If UAL issues preferred stock in the future that has a preference over its common stock with respect to the payment of dividends or upon its liquidation, dissolution or winding up, or if UAL issues preferred stock with voting rights that dilute the voting power of its common stock, the rights of holders of its common stock or the market price of its common stock could be adversely affected.

The Company is also authorized to issue, without stockholder approval, other securities convertible into either preferred stock or, in certain circumstances, common stock. As of December 31, 2012, UAL had $1 billion of convertible debt outstanding. Holders of these securities may convert them into shares of UAL common stock according to their terms. In addition, certain of UAL’s notes include noteholder early redemption options. If a noteholder exercises such option, UAL may elect to pay the repurchase price in cash, shares of its common stock or a combination thereof. See Note 14 to the financial statements included in Item 8 of this report for additional information related to these convertible notes. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of its existing stockholders. In addition, if UAL elects to pay the repurchase price in cash, its liquidity could be adversely affected.

In the future, UAL may decide to raise additional capital through offerings of UAL common stock, securities convertible into UAL common stock, or exercise rights to acquire these securities or its common stock. The issuance of additional shares of common stock, including upon the conversion or repurchase of convertible debt, could result in significant dilution of existing stockholders’ equity interests in UAL. Issuances of substantial amounts of its common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices for UAL’s common stock and UAL cannot predict the effect this dilution may have on the price of its common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

Fleet

Including aircraft operating by regional carriers on their behalf, United and Continental operated 629 and 624 aircraft, respectively, as of December 31, 2012. UAL’s combined fleet as of December 31, 2012 is presented in the table below:

Aircraft Type	Total	Owned	Leased	Seats in Standard Configuration	Average Age (In Years)
Mainline:
747-400	23	15	8	374	17.4
777-200ER	55	38	17	253-269	12.8
777-200	19	18	1	258-348	15.9
787-8	5	5	—	219	0.1
767-400ER	16	14	2	242-256	11.3
767-300ER	35	19	16	188-244	17.5
767-200ER	5	5	—	174	11.7
757-300	21	9	12	213-216	10.3
757-200	133	47	86	110-182	19.2
737-900ER	52	52	—	167-173	2.8
737-900	12	8	4	167	11.3
737-800	130	57	73	152-160	9.9
A320-200	97	51	46	138-144	14.5
737-700	36	12	24	118	14.0
A319-100	55	41	14	114-120	12.9
737-500	8	—	8	108	17.6

Total mainline	702	391	311		13.3

Aircraft Type	Total	Owned	Leased	Capacity Purchase	Seats in Standard Configuration
Regional:
Q400	16	—	—	16	71-74
E-170	38	—	—	38	70
CRJ700	115	—	—	115	66
CRJ200	75			75	50
ERJ-145 (XR/LR/ER)	270	16	223	31	50
Q300	5	—	—	5	50
ERJ-135	7	—	7	—	37
Q200	16	—	—	16	37
EMB 120	9	—	—	9	30

Total regional	551	16	230	305

Total	1,253	407	541	305

United and Continental operated 354 and 348 mainline aircraft, respectively. The regional fleet is comprised of 275 aircraft at United and 276 at Continental. In addition to the aircraft operating in scheduled service presented in the tables above, United and Continental own or lease the following aircraft listed below as of December 31, 2012:

•	Two owned Boeing 747-400, including one operating in charter service and one in storage;
•	One owned Boeing 787-8, which has been inducted into scheduled service subsequent to December 31, 2012;
•	One leased Boeing 767-200, which is being subleased to another airline;
•	Three Airbus A330, which are subleased to another airline;
•	Two leased Boeing 737-300 in storage;
•	One leased Boeing 737-500, which has been returned to the lessor subsequent to December 31, 2012; and
•	23 leased ERJ-135 in storage.

Firm Order and Option Aircraft

As of December 31, 2012, UAL, United and Continental had firm commitments and options to purchase the following aircraft:

UAL Aircraft Commitments. UAL had firm commitments to purchase 100 new Boeing 737 MAX 9 aircraft scheduled for delivery from 2018 through 2022. UAL also had options to purchase an additional 100 Boeing 737 MAX 9 aircraft. UAL has the right, and intends in the future, to assign its interest under the purchase agreement for the 737 MAX 9 aircraft with respect to one or more of the aircraft to either United or Continental.

United Aircraft Commitments. United had firm commitments to purchase 100 new aircraft (25 Boeing 787 aircraft, 50 Boeing 737-900ER aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from 2013 through 2020. United also had options and purchase rights for additional aircraft. In 2013, United expects to take delivery of ten Boeing 737-900ER aircraft.

Continental Aircraft Commitments. Continental had firm commitments to purchase 47 new aircraft (23 Boeing 737 aircraft and 24 Boeing 787 aircraft) scheduled for delivery from January 1, 2013 through 2016. Continental also had options to purchase 74 Boeing aircraft. In 2013, Continental expects to take delivery of 14 Boeing 737-900ER aircraft and two Boeing 787-8 aircraft.

As of December 31, 2012, Continental had arranged for enhanced equipment trust certificate financing of 14 Boeing 737-900ER aircraft and one Boeing 787-8 aircraft scheduled for delivery from January through July 2013. In addition, United had secured backstop financing commitments from its widebody aircraft and engine manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. However, UAL and United do not have backstop financing or any other financing currently in place for their firm narrowbody aircraft orders with Boeing, and Continental does not have backstop financing or any other financing currently in place for its other Boeing aircraft on order. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all. See Notes 14 and 17 to the financial statements included in Item 8 of this report for additional information.

As of December 31, 2012, United had 222 call options to purchase regional jet aircraft being operated by certain regional carriers. At December 31, 2012, none of the call options was exercisable because none of the required conditions to make an option exercisable by United was met.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 17 to the financial statements included in Item 8 of this report for information related to future capital commitments to purchase these aircraft.

Facilities

United’s and Continental’s principal facilities relate to leases of airport facilities, gates, hangar sites, terminal buildings and other facilities in most of the municipalities they serve with their most significant leases at airport hub locations. United has major terminal facility leases at SFO, Washington Dulles, Chicago O’Hare, LAX and Denver with expiration dates ranging from 2014 to 2025. Continental has major facility leases at Newark Liberty, Houston Bush, Cleveland Hopkins and Guam with expiration dates ranging from 2013 through 2041. Substantially all of these facilities are leased on a net-rental basis, resulting in the Company’s responsibility for maintenance, insurance and other facility-related expenses and services.

United and Continental also maintain administrative offices, terminal, catering, cargo and other airport facilities, training facilities, maintenance facilities and other facilities to support operations in the cities served. United also has multiple leases, which expire from 2022 through 2028 and include approximately 1,100,000 square feet of office space for its corporate headquarters and operations center in downtown Chicago. Continental also leases approximately 511,000 square feet of office and related space for certain administrative offices and for a former operations center in downtown Houston.

ITEM 3.	LEGAL PROCEEDINGS.

Brazil Air Cargo Investigation

In April 2008, Brazilian antitrust authorities initiated an administrative proceeding in order to verify the existence of a cartel among certain airlines for the determination and implementation of a fuel surcharge, including United and its cargo manager. On January 4, 2010, the Economic Law Secretariat of Brazil issued its opinion recommending that civil penalties be assessed against all parties being investigated, including United, to the Administrative Counsel of Economic Defense (“CADE”), which is charged with making a determination on the matter. On August 30, 2011, the Brazil Federal Public Prosecutor issued an opinion to CADE recommending the dismissal of the proceedings against United and its cargo manager, which is currently under consideration by CADE. United continues to vigorously defend itself before CADE.

United is currently cooperating with CADE’s investigation and continues to analyze whether any potential liability may result. Based on its evaluation of all information currently available, United has determined that no reserve for potential liability is required and will continue to defend itself against all allegations that it was aware of or participated in cartel activities. However, penalties for violation of competition laws can be substantial and an ultimate finding that United engaged in improper activity could have a material adverse impact on the Company’s consolidated financial position and results of operations.

United Injunction Against ALPA and Four Individual Defendants for Unlawful Slowdown Activity under the Railway Labor Act

On July 30, 2008, United filed a lawsuit in the United States Federal Court for the Northern District of Illinois seeking a preliminary injunction against ALPA and four individual pilot employees for unlawful concerted activity that was disrupting the Company’s operations. The court granted the preliminary injunction to United in November 2008, which was upheld by the U.S. Court of Appeals for the Seventh Circuit. ALPA and United reached an agreement to discontinue the ongoing litigation over United’s motion for a permanent injunction and, instead, the preliminary injunction remained in effect until the conclusion of the ongoing bargaining process for an amended collective bargaining agreement that began on April 9, 2009. On December 15, 2012, the pilots ratified a new collective bargaining agreement and, on December 28, 2012, the district court vacated the preliminary injunction and the underlying case was dismissed with prejudice.

EEOC Claim Under the Americans with Disabilities Act

On June 5, 2009, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit on behalf of five named individuals and other similarly situated employees alleging that United’s reasonable accommodation policy for employees with medical restrictions does not comply with the requirements of the Americans with Disabilities Act. The EEOC maintains that qualified disabled employees should be placed into available open positions for which they are minimally qualified, even if there are better qualified candidates for these positions. Under United’s accommodation policy, employees who are medically restricted and who cannot be accommodated in their current position are given the opportunity to apply and compete for available positions. If the medically restricted employee is similarly qualified to others who are competing for an open position, under United’s policy, the medically restricted employee will be given a preference for the position. If, however, there are candidates that have superior qualifications competing for an open position, then no preference will be given. United successfully transferred the venue of the case to the United States Federal Court for the Northern District of Illinois. Following the district court’s dismissal of the matter and the EEOC’s subsequent appeal to the Seventh Circuit Court of Appeals, on September 7, 2012, the Seventh Circuit overruled previous precedent and held that there may be an obligation to place a minimally qualified disabled worker in a position over a more qualified non-disabled worker. After the case was remanded to district court and the district court’s grant of United’s motion to stay this mandate during appeal, United filed a Petition for Certiorari with the Supreme Court of the United States (the “Supreme Court”) on December 5, 2012. United anticipates that the EEOC will file its response brief with the Supreme Court on March 11, 2013, after which the Supreme Court will determine whether to accept the case.

Litigation Associated with September 11, 2001 Terrorism

Families of 94 victims of the September 11, 2001, terrorist attacks filed lawsuits asserting a variety of claims against the airline industry. United and American Airlines (the “aviation defendants”), as the two carriers whose flights were hijacked on September 11, 2001, are the central focus of the litigation, but a variety of additional parties, including Continental, have been sued on a number of legal theories ranging from collective responsibility for airport screening and security systems that allegedly failed to prevent the attacks to faulty design and construction of the World Trade Center towers. World Trade Center Properties, Inc., as lessee, also filed claims against the aviation defendants and The Port Authority of New York and New Jersey (the “Port Authority”), the owner of the World Trade Center, for property and business interruption damages. The Port Authority has also filed cross-claims against the aviation defendants in both the wrongful death litigation and for property damage sustained in the attacks. The insurers of various tenants at the World Trade Center filed subrogation claims for damages as well. By statute, these matters were consolidated in the U.S. District Court for the Southern District of New York and the aviation defendants’ exposure was capped at the limit of the liability coverage maintained by each carrier at the time of the attacks. In September 2011, United settled the last remaining wrongful death claim in connection with this matter. In 2010, insurers for the aviation defendants reached a settlement with all of the subrogated insurers and most of the uninsured plaintiffs with property and business interruption claims, which was approved by the court and has been affirmed by the U.S. Court of Appeals for the Second Circuit. The U.S. District Court for the Southern District of New York dismissed a claim for environmental cleanup damages filed by a neighboring property owner, Cedar & Washington Associates, LLC. This dismissal order has been appealed to the U.S. Court of Appeals for the Second Circuit. In January 2013, Continental was dismissed from the litigation in its entirety. In the aggregate, claims related to the events of September 11, 2001 are estimated to be well in excess of $10 billion. The Company believes that it will have no financial exposure for claims arising out of the events of September 11, 2001 in light of the provisions of the Air Transportation Safety and System Stabilization Act of 2001 limiting claimants’ recoveries to insurance proceeds, the resolution of the wrongful death and personal injury cases by settlement, the resolution of the majority of the property damage claims and the withdrawal of all related proofs of claim from UAL Corporation’s Chapter 11 bankruptcy proceeding.

Antitrust Litigation Related to the Merger Transaction

On June 29, 2010, forty-nine purported purchasers of airline tickets filed an antitrust lawsuit in the U.S. District Court for the Northern District of California against Continental and UAL Corporation in connection with the Merger. The plaintiffs alleged that the Merger may substantially lessen competition or tend to create a monopoly in the transportation of airline passengers in the United States and the transportation of airline passengers to and from the United States on international flights, in violation of Section 7 of the Clayton Act. On August 9, 2010, the plaintiffs filed a motion for preliminary injunction pursuant to Section 16 of the Clayton Act, seeking to enjoin the Merger. On September 27, 2010, the court denied the plaintiffs’ motion for a preliminary injunction, which allowed the Merger to close. After the closing of the Merger, the plaintiffs appealed the court’s ruling to the United States Court of Appeals for the Ninth Circuit and moved for a “hold separate” order pending the appeal, which was denied. The Ninth Circuit affirmed the District Court’s denial of the preliminary injunction on May 23, 2011 and, on July 8, 2011, denied the plaintiffs’ motions for rehearing and for rehearing en banc. The U.S. Supreme Court thereafter denied certiorari. On October 24, 2011, the District Court allowed the plaintiffs to amend their complaint in order to, among other things, add a claim for damages. Continental and United filed a motion to dismiss the complaint with prejudice which the District Court granted on December 29, 2011. The plaintiffs are appealing that dismissal. The Company has determined that no reserve for potential liability is required and will continue to defend itself against the claim.

Environmental Proceedings

In 2001, the California Regional Water Quality Control Board (“CRWQCB”) mandated a field study of the area surrounding Continental’s aircraft maintenance hangar in Los Angeles. The study was completed in September 2001 and identified aircraft fuel and solvent contamination on and adjacent to this site. In April 2005, Continental began environmental remediation of aircraft fuel contamination surrounding its aircraft maintenance hangar pursuant to a workplan submitted to and approved by the CRWQCB and its landlord, the Los Angeles World Airports. Additionally, Continental could be responsible for environmental remediation costs primarily related to solvent contamination on and near this site. Continental accrued a reserve in an amount expected by the Company to cover environmental remediation costs for this site.

Other Legal Proceedings

The Company is involved in various other claims and legal actions involving passengers, customers, suppliers, employees and government agencies arising in the ordinary course of business. Additionally, from time to time, the Company becomes aware of potential non-compliance with applicable environmental regulations, which have either been identified by the Company (through internal compliance programs such as its environmental compliance audits) or through notice from a governmental entity. In some instances, these matters could potentially become the subject of an administrative or judicial proceeding and could potentially involve monetary sanctions. After considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, management believes that the ultimate disposition of these contingencies will not materially affect its consolidated financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

UAL’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “UAL.” The following table sets forth the ranges of high and low sales prices per share of UAL common stock during the last two fiscal years, as reported by the NYSE:

	UAL
	2012		2011
	High	Low	High	Low
1st quarter	$25.84	$17.25	$27.72	$21.65
2nd quarter	25.50	20.55	26.84	19.32
3rd quarter	24.95	17.45	23.28	15.92
4th quarter	24.23	18.85	21.45	15.51

Based on reports by the Company’s transfer agent for UAL common stock, as of February 7, 2013, there were approximately 12,900 record holders of UAL common stock and approximately 29,400 holders of UAL common stock comprised of UAL’s record holders and bankruptcy distribution holders under UAL Corporation’s Chapter 11 plan of reorganization.

UAL, United and Continental did not pay any dividends in 2012 or 2011. Under the provisions of the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”) and the terms of certain of the Company’s other debt agreements, UAL’s ability to pay dividends on or repurchase UAL’s common stock is restricted. However, UAL may undertake $243 million in stockholder dividends or other distributions without any additional prepayment of the Amended Credit Facility, provided that all covenants within the Amended Credit Facility are met. The Amended Credit Facility provides that UAL and United can carry out further stockholder dividends or other distributions in an amount equal to future term loan prepayments, provided the covenants are met. In addition, under the provisions of the indenture governing Continental’s 6.75% Senior Secured Notes due 2015, the ability of Continental to pay dividends is restricted. Any future determination regarding dividend or distribution payments will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law.

The following graph shows the cumulative total shareholder return for UAL’s common stock during the period from December 31, 2007 to December 31, 2012. The graph also shows the cumulative returns of the Standard and Poor’s (“S&P”) 500 Index and the NYSE Arca Airline Index (“AAI”) of 13 investor-owned airlines. The comparison assumes $100 was invested on December 31, 2007 in UAL common stock.

Note: The stock price performance shown in the graph above should not be considered indicative of potential future stock price performance.

The following table presents repurchases of UAL common stock made in the fourth quarter of 2012:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
10/01/12-10/31/12	—	$—	—	(b)
11/01/12-11/30/12	—	—	—	(b)
12/01/12-12/31/12	122,777	23.38	—	(b)

Total	122,777

(a) Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.

(b) The United Continental Holdings, Inc. 2008 Incentive Compensation Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units. However, this plan does not specify a maximum number of shares that may be repurchased.

ITEM 6.	SELECTED FINANCIAL DATA.

UAL’s consolidated financial statements and statistical data provided in the tables below include the results of Continental Successor for the periods from October 1, 2010 to December 31, 2012.

UAL Statement of Consolidated Operations Data

(In millions, except per share amounts)	Year Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data:
Operating revenue	$37,152	$37,110	$23,325	$16,335	$20,194
Operating expense	37,113	35,288	22,349	16,496	24,632
Operating income (loss)	39	1,822	976	(161)	(4,438)

Net income (loss)	(723)	840	253	(651)	(5,396)
Net income (loss) excluding special items (a)	589	1,323	942	(1,128)	(1,773)
Basic earnings (loss) per share	(2.18)	2.54	1.22	(4.32)	(42.59)
Diluted earnings (loss) per share	(2.18)	2.26	1.08	(4.32)	(42.59)

Balance Sheet Data at December 31:
Unrestricted cash, cash equivalents and short-term investments	$6,543	$7,762	$8,680	$3,042	$2,039
Total assets	37,628	37,988	39,598	18,684	19,465
Debt and capital lease obligations	13,166	12,735	15,133	8,543	8,004

(a) See “Reconciliation of GAAP to non-GAAP Financial Measures” in this Item 6 for further details related to items that significantly impacted UAL’s results.

UAL Selected Operating Data

Presented below is the Company’s operating data for the years ended December 31. The 2012, 2011 and 2010 operating data includes results of Continental Successor.

	Year Ended December 31,

Mainline	2012	2011	2010	2009	2008
Passengers (thousands) (a)	93,595	96,360	65,365	56,082	63,149
Revenue passenger miles (“RPMs”) (millions) (b)	179,416	181,763	122,182	100,475	110,061
Available seat miles (“ASMs”) (millions) (c)	216,330	219,437	145,738	122,737	135,861
Cargo ton miles (millions)	2,460	2,646	2,176	1,603	1,921

Passenger load factor (d)
Mainline	82.9%	82.8%	83.8%	81.9%	81.0%
Domestic	84.9%	85.1%	84.8%	83.7%	82.6%
International	80.9%	80.5%	82.7%	79.4%	79.0%

Passenger revenue per available seat mile (“PRASM”) (cents)	11.93	11.84	10.99	9.22	10.91
Total revenue per available seat mile (cents)	13.92	13.77	12.91	10.81	12.58
Average yield per revenue passenger mile (“Yield”) (cents) (e)	14.38	14.29	13.11	11.26	13.47
Average fare per revenue passenger (f)	$275.70	$269.56	$245.06	$201.72	$234.71

Cost per available seat mile (“CASM”) (cents)	14.12	13.15	12.51	11.05	15.74

Average price per gallon of fuel, including fuel taxes	$3.27	$3.01	$2.27	$1.75	$3.54
Fuel gallons consumed (millions)	3,275	3,303	2,280	1,942	2,182

Aircraft in fleet at end of period (g)	702	701	710	360	409
Average stage length (miles) (h)	1,895	1,844	1,789	1,701	1,677
Average daily utilization of each aircraft (hours) (i)	10:38	10:42	10:47	10:47	10:42

Regional
Passengers (thousands) (a)	46,846	45,439	32,764	25,344	23,278
RPMs (millions) (b)	26,069	25,768	18,675	13,770	12,155
ASMs (millions) (c)	32,530	33,091	23,827	17,979	16,164
Passenger load factor (d)	80.1%	77.9%	78.4%	76.6%	75.2%
PRASM (cents)	20.84	19.75	17.70	16.04	18.44
Yield (cents) (e)	26.00	25.36	22.58	20.95	24.52
Aircraft in fleet at end of period (g)	551	555	552	292	280

Consolidated
Passengers (thousands) (a)	140,441	141,799	98,129	81,426	86,427
RPMs (millions) (b)	205,485	207,531	140,857	114,245	122,216
ASMs (millions) (c)	248,860	252,528	169,565	140,716	152,025
Passenger load factor (d)	82.6%	82.2%	83.1%	81.2%	80.4%

PRASM (cents)	13.09	12.87	11.93	10.09	11.71
Yield (cents) (e)	15.86	15.67	14.37	12.43	14.57

CASM (cents)	14.91	13.97	13.18	11.72	16.20

Average price per gallon of fuel, including fuel taxes	$3.27	$3.06	$2.39	$1.80	$3.52
Fuel gallons consumed (millions)	4,016	4,038	2,798	2,338	2,553

(a)	The number of revenue passengers measured by each flight segment flown.
(b)	The number of scheduled miles flown by revenue passengers.

(c)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(d)	RPM divided by ASM.
(e)	The average passenger revenue received for each revenue passenger mile flown.
(f)	Passenger revenue divided by number of passengers.
(g)	Excludes aircraft that were removed from service. Regional aircraft include aircraft operated by all carriers under capacity purchase agreements, but exclude any aircraft that were subleased to other operators but not operated on our behalf.
(h)	Average stage length equals the average distance a flight travels weighted for size of aircraft.
(i)	The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Reconciliation of GAAP to non-GAAP Financial Measures

UAL evaluates its financial performance utilizing various accounting principles generally accepted in the United States of America (“GAAP”) and non-GAAP financial measures including net income/loss, net earnings/loss per share and cost per available sent mile (“CASM”), among others. CASM is a common metric used in the airline industry to measure an airline’s cost structure and efficiency. UAL believes that excluding fuel costs from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence. Fuel hedge mark-to-market (“MTM”) gains (losses) are excluded as UAL did not apply cash flow hedge accounting for certain of the periods presented, and these adjustments may provide a better comparison to UAL’s peers, most of which either apply cash flow hedge accounting or exclude cash MTM gains or losses in certain disclosures of fuel expense. UAL believes that adjusting for special items is useful to investors because the special items are non-recurring items not indicative of UAL’s ongoing performance. UAL also believes that excluding third-party business expenses, such as maintenance, ground handling and catering services for third parties, fuel sales and non-air mileage redemptions, provides more meaningful disclosure because these expenses are not directly related to UAL’s core business. Pursuant to SEC Regulation G, UAL has included the following reconciliation of reported non-GAAP financial measures to comparable financial measures reported on a GAAP basis (in millions, except CASM amounts). For further information related to special items, see Note 21 to the financial statements included in Item 8 of this report.

	Year ended December 31,
	2012	2011	2010	2009	2008
Net income (loss) excluding special items:
Net income (loss)	$(723)	$840	$253	$(651)	$(5,396)
Total special items - income (expense) (see detail below)	(1,312)	(483)	(689)	477	(3,623)

Net income (loss) excluding special items	$589	$1,323	$942	$(1,128)	$(1,773)

Special items - income (expense) (millions)
Special revenue item	$—	$107	$—	$—	$—

Merger and integration-related costs	(739)	(517)	(564)	—	—
Labor agreement costs	(475)	—	—	—	—
Voluntary severance and benefits	(125)	—	—	—	—
Goodwill impairment (charge) credit	—	—	64	—	(2,277)
Other intangible impairments	(30)	(4)	(29)	(150)	(64)
Other asset impairments	—	—	(136)	(93)	(250)
Municipal bond litigation	—	—	—	(27)	—
Termination of maintenance service contract	—	(58)	—	—	—
Other	46	(13)	(4)	(104)	(25)

Special operating expense	(1,323)	(592)	(669)	(374)	(2,616)
Other operating expense items	—	—	—	(35)	(191)
Operating non-cash MTM gain (loss)	—	—	(32)	586	(568)
Non-operating non-cash MTM gain (loss) (a)	—	—	—	279	(279)

Other expense items	—	—	(32)	830	(1,038)
Income tax benefit	11	2	12	21	31

Total special items (b)	$(1,312)	$(483)	$(689)	$477	$(3,623)

	Year ended December 31,
	2012	2011	2010
Mainline CASM excluding special charges and aircraft fuel and related taxes:
Operating expense	$30,539	$28,850	$18,228
Special charges	(1,323)	(592)	(669)
Third-party business expenses	(298)	(235)	(218)
Aircraft fuel and related taxes	(10,713)	(9,936)	(5,387)
Profit sharing	(119)	(265)	(166)

Operating expense excluding above items	$18,086	$17,822	$11,788

ASMs - mainline	216,330	219,437	145,738

CASM (cents)	14.12	13.15	12.51
CASM, excluding special items	13.51	12.88	12.03
CASM, excluding special items and third-party business expenses	13.37	12.77	11.88
CASM, excluding special items, third-party business expenses and fuel	8.42	8.24	8.20
CASM, excluding special items, third-party business expenses, fuel and profit sharing	8.36	8.12	8.09

Consolidated CASM excluding special charges and aircraft fuel and related taxes:
Operating expense	$37,113	$35,288	$22,349
Special charges	(1,323)	(592)	(669)
Third-party business expenses	(298)	(235)	(218)
Aircraft fuel and related taxes	(13,138)	(12,375)	(6,687)
Profit Sharing	(119)	(265)	(166)

Operating expense excluding above items	$22,235	$21,821	$14,609

ASMs - consolidated	248,860	252,528	169,565

CASM (cents)	14.91	13.97	13.18
CASM, excluding special items	14.38	13.74	12.77
CASM, excluding special items and third-party business expenses	14.26	13.65	12.64
CASM, excluding special items, third-party business expenses and fuel	8.98	8.75	8.71
CASM, excluding special items, third-party business expenses, fuel and profit sharing	8.93	8.64	8.62

(a)In 2009 and 2008 the Company included Non-operating non-cash MTM gains (losses) in special items for certain presentations of net income excluding special items. The Company no longer includes Non-operating non-cash MTM gains (losses) in special items.

(b)See Note 21 to the financial statements included in Item 8 of this report for additional information on special items.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL”) is a holding company and its principal, wholly-owned subsidiaries are United Air Lines, Inc. (together with its consolidated subsidiaries, “United”) and, effective October 1, 2010, Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”). Upon closing of the Merger, UAL Corporation changed its name to United Continental Holdings, Inc. We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-K for disclosures that relate to all of UAL, United and Continental.

This Annual Report on Form 10-K is a combined report of UAL, United, and Continental including their respective consolidated financial statements. As UAL consolidated United and Continental beginning October 1, 2010 for financial statement purposes, disclosures that relate to United or Continental activities also apply to UAL, unless otherwise noted. When appropriate, UAL, United and Continental are named specifically for their related activities and disclosures.

2012 Financial Highlights

•

UAL recorded net loss of $723 million for 2012, as compared to net income of $840 million for 2011. Excluding special items, UAL recorded net income of $589 million for 2012, compared to net income of $1.3 billion for 2011. See Item 6 of this report for a reconciliation of GAAP to non-GAAP net income.

•	UAL’s unrestricted cash, cash equivalents and short-term investments at December 31, 2012 was $6.5 billion as compared to $7.8 billion at December 31, 2011.

•

UAL 2012 consolidated passenger revenue in 2012 increased approximately $72 million, or 0.2%, as compared to 2011. Consolidated passenger revenue per available seat mile (“PRASM”) increased 1.7% in 2012 compared to 2011.

•	Full-year 2012 cost per available seat mile (“CASM”) increased 6.7% year-over-year.

2012 Operational Highlights

•

For the years ended December 31, 2012 and 2011, the Company recorded a U.S. Department of Transportation on-time arrival rate of 77.4% and 78.8%, respectively, and a system completion factor of 98.6% and 98.7%, respectively.

•

Consolidated traffic (“RPMs”) for 2012 decreased 1.0% as compared to 2011, while consolidated capacity (“ASMs”) decreased 1.5% from the prior year, resulting in a consolidated load factor of 82.6% in 2012 versus a consolidated load factor of 82.2% in 2011.

•

The Company took delivery of six Boeing 787-8 Dreamliners in 2012, and launched its first commercial 787 flight in early November. United also took delivery of 19 Boeing 737-900ERs, and removed from service 19 Boeing 737-500s, one Boeing 757-200 and three Boeing 767-200s.

Set forth below is a discussion of the principal matters that we believe could impact our financial and operating performance and cause our results of operations in future periods to differ materially from our historical operating results and/or from our anticipated results of operations described in the forward-looking statements in this report. See Item 1A, Risk Factors, and the factors described under “Forward-Looking Information” for further discussion of these and other factors that could affect us.

Merger Integration. During 2012, the Company made significant progress in integrating its products, services, policies and a number of information technology systems. Following the conversion of its passenger service system in March 2012, the Company now has a single passenger service system, a single loyalty program, MileagePlus, and a single website, united.com. Continental’s OnePass loyalty program formally ended in the first quarter of 2012, at which point United automatically enrolled OnePass members in the MileagePlus program and deposited into those MileagePlus accounts award miles equal to OnePass members’ award miles balance. As a result of the conversion to a single passenger service system, the Company now operates using a single reservations system, carrier code, flight schedule, website and departure control system.

The Company continued to redeploy aircraft across its global network, better matching aircraft and demand on a route by route basis.

The United and Continental pilots represented by the Air Line Pilots Association, International (“ALPA”) ratified a new joint collective bargaining agreement with the Company.

Some key initiatives for the Company in 2013 include maintaining reliable operational performance, investing in customer service training and tools for its frontline co-workers, completing the installation of flat-bed seats in the premium cabins of its international widebody aircraft, installing global satellite based WiFi on approximately 300 of its mainline aircraft, and reaching competitive joint collective bargaining agreements with its union-represented employee groups.

UAL expects the Merger to deliver $1.0 billion to $1.2 billion in net annual synergies on a run-rate basis when the integration is complete and synergy benefits are fully realized.

The Company has incurred substantial expenses in connection with the Merger. The Company incurred approximately $739 million of integration-related cash costs in 2012 and expects this amount to decrease significantly in 2013 to approximately $250 million. There are many factors that could affect the total amount or the timing of those expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. See Notes 1 and 21 to the financial statements included in Item 8 of this report and Item 1A, Risk Factors, for additional information on the Merger.

The Company plans to merge United Air Lines, Inc. and Continental Airlines, Inc. into one legal entity in 2013. Once this legal merger occurs, the financial statements of United and Continental will be combined at their historical cost for all periods presented beginning on October 1, 2010, the date on which Continental became a wholly-owned subsidiary of UAL, and there will no longer be a requirement to separately report the historical financial statements of Continental.

Economic Conditions. The economic outlook for the aviation industry in 2013 is characterized by stagnant to modest U.S. and global economic growth. We cannot predict whether the demand for air travel will improve or the rate of such improvement. Continuing economic uncertainty, including continued European sovereign debt uncertainty and political and socioeconomic tensions in regions such as the Middle East, may result in diminished demand for air travel and may impair our ability to achieve profitability in 2013.

Capacity. Over the past year, UAL leveraged the flexibility of its combined fleet to better match market demand and added new routes from its hubs to international destinations such as Istanbul, Turkey; Manchester, England; Dublin, Ireland; Buenos Aires, Argentina; Monterrey, Mexico; San Salvador, El Salvador; Kelowna, British Columbia, Canada; and Doha, Qatar via Dubai, United Arab Emirates. In addition, for 2013, UAL expects to add new routes from its hubs to Taipei, Taiwan; Shannon, Ireland; Paris, France; Edmonton, Alberta, Canada; Fort McMurray, Alberta, Canada; Thunder Bay, Ontario, Canada; and Denver’s first service to Asia with non-stop service to Tokyo, subject to government approval. We expect consolidated capacity for 2013 to be lower than consolidated capacity in 2012. Should fuel prices increase significantly or should U.S. or global economic growth outlooks decline substantially, we would likely adjust our capacity plans to reflect the different operating environment.

Fuel Costs. Fuel prices continued to be volatile in 2012. UAL’s average aircraft fuel price per gallon including related taxes was $3.27 in 2012 as compared to $3.06 in 2011. If fuel prices rise significantly from their current levels, we may be unable to raise fares or other fees sufficiently to fully offset our increased costs. In addition, high fuel prices may impair our ability to achieve profitability. Based on projected fuel consumption in 2013, a one dollar change in the price of a barrel of crude oil would change UAL’s annual fuel expense by approximately $94 million. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements.

Labor Costs. As of December 31, 2012, the Company had approximately 80% of employees represented by unions. We are in the process of negotiating amended collective bargaining agreements with our major employee groups. The Company cannot predict the outcome of negotiations with its unionized employee groups, although significant increases in the pay and benefits resulting from new collective bargaining agreements would have an adverse financial impact on the Company.

In 2013, the Company expects CASM, excluding fuel, profit sharing and third-party business expense to increase 4.5% to 5.5% year-over-year, of which approximately 2.5 percentage points are due to collective bargaining agreements with various employee groups.

Results of Operations

In this section, we compare UAL’s results of operations for the year ended December 31, 2012 with UAL’s results of operations for the year ended December 31, 2011. This presentation differs from the comparison of 2011 and 2010 results, which compares UAL’s financial performance year-over-year excluding the Merger impact in 2010, represented by Continental Successor results in the fourth quarter of 2010. Non-GAAP financial measures are presented because they provide management and investors with the ability to measure and monitor UAL’s performance on a consistent basis.

2012 compared to 2011

Operating Revenue

The table below illustrates the year-over-year percentage change in UAL’s operating revenues for the years ended December 31 (in millions, except percentage changes):

UAL	2012	2011	Increase (Decrease)	% Change
Passenger—Mainline	$25,804	$25,975	$(171)	(0.7)
Passenger—Regional	6,779	6,536	243	3.7

Total passenger revenue	32,583	32,511	72	0.2
Cargo	1,018	1,167	(149)	(12.8)
Special revenue item	—	107	(107)	NM
Other operating revenue	3,551	3,325	226	6.8

	$37,152	$37,110	$42	0.1

The table below presents UAL’s passenger revenues and operating data based on geographic region (regional flights consist primarily of domestic routes):

	Increase (decrease) in 2012 from 2011 (a):
	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Passenger revenue (in millions)	$(338)	$391	$(197)	$(27)	$(171)	$243	$72
Passenger revenue	(2.6)%	8.6%	(3.4)%	(1.0)%	(0.7)%	3.7%	0.2%
Average fare per passenger	1.5%	2.3%	(0.1)%	(1.5)%	2.3%	0.6%	1.2%
Yield	(0.1)%	5.1%	0.3%	(4.2)%	0.6%	2.5%	1.2%
PRASM	(0.3)%	5.8%	0.2%	(2.2)%	0.8%	5.5%	1.7%
Average stage length	2.3%	1.6%	0.3%	3.1%	2.8%	(2.3)%	1.1%
Passengers	(4.0)%	6.1%	(3.4)%	0.5%	(2.9)%	3.1%	(1.0)%
RPMs (traffic)	(2.5)%	3.2%	(3.7)%	3.2%	(1.3)%	1.2%	(1.0)%
ASMs (capacity)	(2.4)%	2.7%	(3.6)%	1.3%	(1.4)%	(1.7)%	(1.5)%
Passenger load factor (points)	(0.2)	0.4	(0.2)	1.6	0.1	2.2	0.4

  (a) See Item 6 for the definition of these statistics.

Consolidated passenger revenue in 2012 increased approximately $72 million, or 0.2%, as compared to 2011. This increase was due to an increase of 1.2% in both average fare per passenger and yield, over the same period as a result of improved pricing primarily from industry capacity discipline, offset by a 1% decline in passengers. The reduced traffic from both business and leisure passengers in 2012 was offset by higher fares, which drove improvements in both average fare per passenger and yield.

Cargo revenue decreased by $149 million, or 12.8%, in 2012 as compared to 2011 due to excess industry capacity and a weaker demand environment. Both cargo volume and yield declined in 2012 compared to 2011. Freight revenue in 2012 decreased 13.4% compared to 2011 due to lower volume, fuel surcharges and processing fees. Mail revenue decreased 8.1% in 2012 as compared to 2011 primarily due to lower volume.

Revenue in 2011 was also impacted by certain accounting changes, as described in Note 2 to the financial statements in Item 8 of this report. In conjunction with these accounting changes, the Company recorded a special adjustment in 2011 to decrease frequent flyer deferred revenue and increase revenue by $107 million in connection with a modification to The Consolidated Amended and Restated Co-Branded Card Marketing Services Agreement dated June 9, 2011 (the “Co-Brand Agreement”) with Chase Bank USA, N.A. (“Chase”).

Other operating revenue was up $226 million, or 6.8%, in 2012 as compared to 2011, which was primarily due to a change in the deferral rate related to the sales of credit card miles in conjunction with the modification of the Co-Brand Agreement in accordance with Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which was adopted in 2011. Other operating revenue also increased due to additional sales of aircraft fuel to a third party.

Operating Expense

The table below includes data related to UAL’s operating expense for the year ended December 31 (in millions, except percentage changes).

UAL	2012	2011	Increase (Decrease)	% Change
Aircraft fuel	$13,138	$12,375	$763	6.2
Salaries and related costs	7,945	7,652	293	3.8
Regional capacity purchase	2,470	2,403	67	2.8
Landing fees and other rent	1,929	1,928	1	0.1
Aircraft maintenance materials and outside repairs	1,760	1,744	16	0.9
Depreciation and amortization	1,522	1,547	(25)	(1.6)
Distribution expenses	1,352	1,435	(83)	(5.8)
Aircraft rent	993	1,009	(16)	(1.6)
Special charges	1,323	592	731	NM
Other operating expenses	4,681	4,603	78	1.7

	$37,113	$35,288	$1,825	5.2

The significant increase in aircraft fuel expense was primarily attributable to increased fuel prices and gains (losses) from fuel hedging activity in both years, as shown in the table below which reflects the significant changes in aircraft fuel cost per gallon for 2012 as compared to 2011.

	(In millions)		% Change	Average price per gallon
	2012	2011		2012	2011	% Change
Total aircraft fuel cost excluding hedge impacts	$12,997	$12,878	0.9	$3.24	$3.19	1.6
Hedge gains (losses) reported in fuel expense (a)	(141)	503	NM	(0.03)	0.13	NM

Fuel expense as reported	13,138	12,375	6.2	3.27	3.06	6.9
Settled hedge gains (losses) not recorded in fuel expense (b)	(1)	(60)	NM	—	(0.02)	NM

Fuel expense including all gains (losses) from settled hedges	13,139	12,435	5.7	3.27	3.08	6.2
Hedge non-cash mark-to-market gains (losses) (c)	38	1	NM	0.01	—	NM

Fuel expense including all hedge impacts	$13,101	$12,434	5.4	$3.26	$3.08	5.8

Total fuel consumption (gallons)	4,016	4,038	(0.5)

(a) Includes gains (losses) from settled hedges that were designated for hedge accounting.

(b) Includes ineffectiveness gains (losses) and gains (losses) on derivatives not designated for hedge accounting. These amounts are recorded in Nonoperating income (expense): Miscellaneous, net.

(c) Includes ineffectiveness gains (losses) and non-cash mark-to-market gains (losses) on all open fuel hedge positions. These amounts are recorded in Nonoperating income (expense): Miscellaneous, net.

Salaries and related costs increased $293 million, or 3.8%, in 2012 as compared to 2011. The increase was due to several factors including a 3.5% increase in the number of average full-time employees year-over-year, higher pay rates primarily driven by new collective bargaining agreements, pension costs, and overtime for airport and call center employees related to our conversion to a single passenger service system. The increase was offset by a decrease in profit sharing and lower workers’ compensation and long-term disability.

Distribution expenses decreased $83 million, or 5.8%, in 2012 as compared to 2011 due to reduced fees with our online ticket agents, lower credit card discount fees driven by legislation reducing costs on debit card sales, and lower volume of global distribution fees paid.

Other operating expenses increased $78 million, or 1.7%, in 2012 as compared to 2011 due to additional trip interruption costs, costs associated with higher fuel sales, hotel and per diem expenses, personnel-related expenses and higher advertising expenses.

The table below presents integration-related costs and special items incurred by UAL during the years ended December 31 (in millions):

	2012	2011
Integration-related costs	$739	$517
Labor agreement costs	475	—
Voluntary severance and benefits	125	—
Intangible asset impairments	30	4
Termination of maintenance service contract	—	58
Other	(46)	13

Total special items	1,323	592
Tax benefit on intangible asset impairments	(11)	(2)

Total special items, net of tax	$1,312	$590

Integration-related costs include compensation costs related to systems integration and training, costs to repaint aircraft in the new livery and other branding activities, costs to write-off or accelerate depreciation on systems and facilities that are no longer used or planned to be used for significantly shorter periods and relocation costs for employees and severance primarily associated with administrative headcount reductions.

On December 31, 2012, UAL and United entered into an agreement with the Pension Benefit Guaranty Corporation (the “PBGC”) that reduced the aggregate amount of 8% Contingent Senior Notes to be issued by UAL, and eliminated the contingent nature of such obligation by replacing the $188 million principal amount of 8% Contingent Senior Notes incurred as of December 31, 2012 and the obligation to issue any additional 8% Contingent Senior Notes with $400 million principal amount of new 8% Notes due 2024 (the “New 8% Notes”). In addition, UAL and United agreed to replace the $652 million principal amount outstanding of UAL’s 6% Senior Notes due 2031 with $326 million principal amount of new 6% Notes due 2026 and $326 million principal amount of 6% Notes due 2028 (collectively, the “New 6% Notes” and together with the New 8% Notes, the “New PBGC Notes”). The Company did not receive any cash proceeds in connection with the issuance of the New PBGC Notes. The Company is accounting for this agreement as a debt extinguishment, resulting in a charge of $309 million that represents the fair value of $212 million of New 8% Notes that it agreed to issue and the change in the fair value of the New 6% Notes and the $188 million of New 8% Notes versus their previous carrying values. The Company classified the expense as a component of special charges because the note restructuring would not have occurred if it were not for the Merger.

The Company also recorded impairment charges related to European take-off and landing slots primarily due to the weakening of the U.S. dollar against certain foreign currencies and reductions in scheduled flights. In addition, the Company recorded additional costs associated with the ratification of the joint collective bargaining agreement by the United and Continental pilots represented by ALPA. The Company also recorded charges associated with various voluntary retirement and leave of absence programs for its various employee groups. See Note 21 to the financial statements included in Item 8 of this report for additional information related to special items.

Nonoperating Income (Expense)

The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) (in millions except percentage changes):

	2012	2011	Increase (Decrease)	% Change
Interest expense	$(835)	$(949)	$(114)	(12.0)
Interest capitalized	37	32	5	15.6
Interest income	23	20	3	15.0
Miscellaneous, net	12	(80)	92	NM

Total	$(763)	$(977)	$(14)	(1.4)

The decrease in interest expense of $114 million, or 12%, in 2012 as compared to 2011 was primarily due to lower average debt principal outstanding for a majority of the year.

In 2012, miscellaneous, net included a fuel hedge ineffectiveness loss of $1 million primarily resulting from a decrease in fuel hedge ineffectiveness as compared to a loss of $59 million in the year-ago period. Miscellaneous, net also included mark-to-market gains of $38 million from derivatives not qualifying for hedge accounting as compared to zero in 2011.

2011 compared to 2010

To provide a more meaningful comparison of UAL’s 2011 financial performance to 2010, we have quantified the increases relating to our operating results that are due to Continental operations after the Merger closing date. The increases due to the Merger, presented in the tables below, represent Continental’s actual results for the fourth quarter of 2010 and full year 2011. The discussion of UAL’s results excludes the impact of Continental’s results. Intercompany transactions in 2010 were immaterial.

Operating Revenue

The table below illustrates the year-over-year percentage change in UAL’s operating revenues for the years ended December 31 (in millions, except percentage changes):

	2011	2010	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Passenger—Mainline	$25,975	$16,019	$9,956	$9,211	$745	5.6
Passenger—Regional	6,536	4,217	2,319	2,041	278	7.6

Total passenger revenue	32,511	20,236	12,275	11,252	1,023	6.0
Cargo	1,167	832	335	329	6	0.8
Special revenue item	107	—	107	19	88	NM
Other operating revenue	3,325	2,257	1,068	1,012	56	2.8

	$37,110	$23,325	$13,785	$12,612	$1,173	5.9

The table below presents selected UAL passenger revenue and selected operating data based on geographic region (regional flights consist primarily of domestic routes):

	Increase (decrease) in 2011 from 2010 (a):
	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Passenger revenue (in millions)	$231	$183	$143	$188	$745	$278	$1,023
Passenger revenue	3.2%	6.0%	5.2%	39.0%	5.6%	7.6%	6.0%
Average fare per passenger	13.1%	8.9%	5.8%	1.6%	13.0%	13.7%	12.9%
Yield	9.8%	6.2%	6.3%	8.7%	8.4%	7.2%	8.4%
PRASM	11.7%	3.0%	3.5%	6.3%	7.9%	7.7%	8.0%
Average stage length	3.1%	1.6%	(2.4)%	(5.1)%	5.2%	5.7%	4.9%
Passengers	(8.7)%	(2.7)%	(0.6)%	36.8%	(6.5)%	(5.4)%	(6.1)%
RPMs (traffic)	(6.0)%	(0.2)%	(1.1)%	27.9%	(2.7)%	0.3%	(2.2)%
ASMs (capacity)	(7.6)%	2.8%	1.7%	30.8%	(2.2)%	(0.1)%	(1.9)%
Passenger load factor (points)	1.5 pts.	(2.5) pts.	(2.2) pts.	(1.8) pts.	(0.4) pts.	0.4 pts.	(0.3) pts.

  (a) See Item 6 for the definition of these statistics.

Excluding the impact of the Merger, passenger revenue in 2011 increased approximately $1 billion, or 6%, as compared to 2010. These increases were due to increases of 12.9% and 8.4% in average fare per passenger and yield, respectively, over the same period primarily due to year-over-year capacity discipline, which in turn resulted in improved pricing and higher average fares. Traffic and capacity decreased approximately 2.2% and 1.9%, respectively, while passenger revenue per available seat mile increased approximately 8% in 2011 as compared to 2010. Average fares were also higher in 2011 as compared to 2010 due to fare increases implemented in response to higher fuel prices.

Excluding the impact of the Merger, revenue also increased in 2011 as a result of certain accounting changes as described in Note 2 to the financial statements in Item 8 of this report. In conjunction with these changes, the Company recorded a special adjustment to decrease frequent flyer deferred revenue and increase revenue by $88 million in connection with a modification to the Co-Brand Agreement with Chase.

Operating Expense

The table below includes data related to UAL’s operating expense for the year ended December 31 (in millions, except percentage changes):

	2011	2010	$ Change	$ Increase due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Aircraft fuel	$12,375	$6,687	$5,688	$4,308	$1,380	24.2
Salaries and related costs	7,652	5,002	2,650	2,619	31	0.7
Regional capacity purchase	2,403	1,812	591	628	(37)	(2.3)
Landing fees and other rent	1,928	1,307	621	669	(48)	(4.5)
Aircraft maintenance materials and outside repairs	1,744	1,115	629	460	169	17.2
Depreciation and amortization	1,547	1,079	468	449	19	2.1
Distribution expenses	1,435	912	523	532	(9)	(1.2)
Aircraft rent	1,009	500	509	512	(3)	(0.9)
Special charges	592	669	(77)	(42)	(35)	NM
Other operating expenses	4,603	3,266	1,337	1,505	(168)	(6.2)

	$35,288	$22,349	$12,939	$11,640	$1,299	6.9

Excluding the impact of the Merger, operating expenses increased approximately $1.3 billion, or 6.9%, in 2011 as compared to 2010.

The significant increase in aircraft fuel expense was primarily attributable to a 27% increase in fuel prices offset by a 2.2% decrease in fuel consumption.

Salaries and related costs increased $31 million, or 0.7%, due to higher pay rates and a one-time signing bonus for certain labor groups.

Landing fees and other rent decreased $48 million, or 4.5%, primarily due to higher than anticipated credits (refunds) received in 2011 as a result of airports’ audits of prior period payment.

Aircraft maintenance materials and outside repairs increased $169 million, or 17.2%, primarily due to increased power by the hour rates and a higher number of service events.

Other operating expenses decreased $168 million, or 6.2%, primarily due to aircraft redeployment as a result of the Merger.

The table below presents integration and Merger-related costs and special items incurred by UAL during the years ended December 31 (in millions):

	2011	2010
Integration and Merger-related costs	$517	$564
Termination of maintenance service contract	58	—
Intangible asset impairments	4	29
Aircraft impairment	—	136
Goodwill impairment credit	—	(64)
Other	13	4

Total special items	592	669
Tax benefit on intangible asset impairments	(2)	(12)

Total special items, net of tax	$590	$657

Integration and Merger-related costs include compensation costs related to systems integration and training, costs to repaint aircraft in the new livery and other branding activities, costs to write-off or accelerate depreciation on systems and facilities that are no longer used or planned to be used for significantly shorter periods, severance primarily associated with administrative headcount reductions and a charge related to the Company’s obligation to issue 8% Notes. See Notes 1 and 21 to the financial statements included in Item 8 of this report for additional information related to special items.

Nonoperating Income (Expense)

The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) (in millions, except percentage changes):

	2011	2010	$ Change	$ Increase (decrease) due to Merger	$ Change Excluding Merger Impact	% Change Excluding Merger Impact
Interest expense	$(949)	$(798)	$151	$256	$(105)	(14.7)
Interest capitalized	32	15	17	13	4	36.4
Interest income	20	15	5	7	(2)	(16.7)
Miscellaneous, net	(80)	45	(125)	(74)	(51)	NM

Total	$(977)	$(723)	$254	$310	$(56)	(8.7)

Excluding the impact of the Merger, nonoperating expense decreased $56 million, or 8.7%, in 2011 as compared to 2010, which was primarily due to the pay down of debt obligations in 2011.

United and Continental - Results of Operations - 2012 Compared to 2011

United and Continental’s Management’s Discussion and Analysis of Financial Condition and Results of Operations have been abbreviated pursuant to General Instructions I(2)(a) of Form 10-K.

United

The following table presents information related to United’s results of operations for the year ended December 31 (in millions, except percentage changes):

	2012	2011	% Change
Passenger revenue	$17,592	$18,088	(2.7)
Cargo and other revenue	3,369	3,067	9.8

Total operating revenue	$20,961	$21,155	(0.9)

Aircraft fuel	$7,430	$7,080	4.9
Salaries and related costs	4,234	4,172	1.5
Regional capacity purchase	1,507	1,574	(4.3)
Landing fees and other rent	1,030	1,028	0.2
Aircraft maintenance materials and outside repairs	1,163	1,160	0.3
Depreciation and amortization	930	921	1.0
Distribution expenses	684	748	(8.6)
Aircraft rent	313	323	(3.1)
Special charges	984	433	NM
Other operating expenses	3,390	2,829	19.8

Total operating expense	$21,665	$20,268	6.9

Operating income (loss)	$(704)	$887	NM
Nonoperating expense	(475)	(603)	(21.2)

RPMs	112,955	116,078	(2.7)
ASMs	136,063	139,815	(2.7)

United had an operating loss of $704 million in 2012 as compared to operating income of $887 million in 2011.

As compared to 2011, United’s consolidated revenue decreased $194 million, or 0.9%, to $21 billion during 2012. These decreases were due to a decline in capacity in 2012 as compared to the same period in 2011 in addition to a one-time special revenue item in 2011, as discussed in UAL’s results of operations above. United’s traffic and capacity both decreased approximately 2.7%, while passenger revenue per available seat mile remained flat. Average fares were also higher due to fare increases implemented in response to higher fuel prices. In addition, the Company sold aircraft fuel to a third party, which is earnings-neutral but results in revenue and expense, specifically cost of sale which is unrelated to the operation of the airline. United also had fuel sales to Continental that are eliminated upon consolidation of UAL’s financial results.

Expense allocations between United and Continental are based on metrics that are systematic and rational; however, the amounts allocated for 2012 and 2011 may not be representative of the actual expenses incurred. See Note 20 to the financial statements included in Item 8 of this report for additional information.

United’s operating expenses increased approximately $1.4 billion, or 6.9%, in 2012 as compared to 2011, which was primarily due to the following:

•

An increase of approximately $350 million, or 4.9%, in aircraft fuel expense, which was primarily driven by volatility in market prices for aircraft fuel, as highlighted in the fuel table in 2012 compared to 2011 - Operating Expense, above;

•	An increase of $62 million, or 1.5%, in salaries and related costs which was primarily driven by new collective bargaining agreements for the Company’s pilots, flight attendants and mechanics;

•

A decrease of $64 million, or 8.6%, in distribution expenses due to lower credit card discount fees driven by legislation reducing costs on debit card sales and lower volumes on global distributions systems fees paid in 2012 as compared to 2011;

•

An increase of $551 million in special charges in 2012 as compared to the year-ago period primarily due to modification of the Company’s obligations to the PBGC, the United and Continental pilots’ ratification of a new joint collective bargaining agreement with the Company and voluntary severance; and

•

An increase of $561 million, or 19.8%, in other operating expenses in 2012 as compared to the year-ago period primarily due to the cost of fuel sales to Continental that are eliminated upon consolidation of the Company’s financial results, additional trip interruption costs, hotel and per diem expenses, personnel-related expenses and additional denied boarding costs.

United’s nonoperating expense decreased $128 million, or 21.2%, in 2012 as compared to 2011, which was primarily due to the pay down of debt obligations in 2012 and 2011.

Continental

The following table presents information related to Continental’s results of operations for the year ended December 31 (in millions, except percentage changes):

(In millions)	2012	2011	% Change
Operating Revenue:
Passenger revenue	$14,991	$14,417	4.0
Cargo and other revenue	1,984	1,758	12.9

Total operating revenue	$16,975	$16,175	4.9

Operating Expense:
Aircraft fuel	$5,709	$5,294	7.8
Salaries and related costs	3,559	3,405	4.5
Regional capacity purchase	963	830	16.0
Landing fees and other rent	902	900	0.2
Aircraft maintenance materials and outside repairs	654	595	9.9
Depreciation and amortization	592	626	(5.4)
Distribution expenses	668	688	(2.9)
Aircraft rent	680	686	(0.9)
Special charges	339	159	NM
Other operating expenses	2,155	2,042	5.5

Total operating expense	$16,221	$15,225	6.5

Operating income	$754	$950	(20.6)
Nonoperating expense	(232)	(387)	(40.1)

RPMs	92,530	91,453	1.2
ASMs	112,797	112,713	0.1

Continental’s operating income was $754 million and $950 million in the 2012 and 2011 period, respectively. Continental’s consolidated revenue increased 4.9% in 2012 as compared to the 2011 period. These improvements were largely due to increases in regional flying, sales of miles to third parties, and intercompany transactions that are eliminated upon consolidation of the Company’s financial results, offset by decreases in cargo revenue, as compared to the same period in 2011.

Expense allocations between United and Continental are based on metrics that are systematic and rational; however, the amounts allocated for 2012 and 2011 may not be representative of the actual expenses incurred. See Note 20 to the financial statements included in Item 8 of this report for additional information.

Continental’s operating expenses increased approximately $996 million, or 6.5%, in 2012 compared to 2011, which was primarily due to the following:

•

Aircraft fuel expense increased $415 million, or 7.8%, in 2012 as compared to 2011, primarily driven by volatility in market prices for aircraft fuel. Continental had fuel hedge losses of $65 million in 2012 as compared to fuel hedge gains of $86 million in 2011. Continental’s increase in aircraft fuel expense is relatively consistent with UAL’s increased cost of fuel summarized in the tables above;

•

Regional capacity purchase expense increased $133 million, or 16%, in 2012 as compared to the year-ago period due to a contractual amendment with one of our regional carrier partners to shift the arrangement from a prorate agreement to a capacity purchase agreement;

•

Aircraft maintenance materials and outside repairs increased by $59 million, or 9.9%, in 2012 as compared to the combined 2011 period, primarily due to increased rates and volume on aircraft engine maintenance;

•

An increase of $180 million in special charges in 2012 as compared to the year-ago period primarily due to United and Continental pilots’ ratification of a new joint collective bargaining agreement with the Company; and

•

Other operating expenses increased by $113 million, or 5.5%, in 2012 primarily due to aircraft redeployment as a result of the Merger and additional trip interruption costs, hotel and per diem expenses, personnel-related expenses, and additional denied boarding costs.

Nonoperating expense includes a $1 million loss from fuel hedge ineffectiveness in 2012 as compared to a $38 million loss from fuel hedge ineffectiveness in the year ago period. Continental’s nonoperating expense also includes a net gain of $42 million associated with marking to market the fair value of derivative assets and liabilities related to agreements that provide for Continental’s convertible debt to be settled with UAL common stock. This net gain and related derivatives are reflected only in the Continental stand-alone financial statements. See Note 12 to the financial statements included in Item 8 of this report for additional information.

Liquidity and Capital Resources

As of December 31, 2012, UAL had $6.5 billion in unrestricted cash, cash equivalents and short-term investments, a decrease of $1.2 billion from December 31, 2011. The Company also has a $500 million undrawn Credit and Guaranty Agreement (the “Revolving Credit Facility”) as of December 31, 2012. As of December 31, 2012, UAL had $447 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, credit card processing agreements and estimated future workers’ compensation claims. We may be required to post significant additional cash collateral to provide security for obligations that are not currently backed by cash. Restricted cash and cash equivalents at December 31, 2011 totaled $569 million. As of December 31, 2012, United had cash collateralized $77 million of letters of credit, most of which had previously been issued and collateralized under the provisions of the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”). As of December 31, 2012, the Company had all of its commitment capacity under its $500 million Revolving Credit Facility available for letters of credit or borrowings.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations. At December 31, 2012, UAL had approximately $13.2 billion of debt and capital lease obligations, including $1.9 billion that are due within the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. The Company had principal payments of debt and capital lease obligations totaling $1.5 billion in 2012.

The Company will continue to evaluate opportunities to repurchase its debt in open market transactions to reduce its indebtedness and the amount of interest paid on its indebtedness.

As of December 31, 2012, UAL had firm commitments to purchase 100 Boeing 737 MAX 9 aircraft scheduled for delivery from 2018 through 2022. UAL also had options to purchase an additional 100 Boeing 737 MAX 9 aircraft. UAL had the right, and intends in the future, to assign its interest under the purchase agreement for the 737 MAX 9 aircraft with respect to one or more of the aircraft to either United or Continental.

As of December 31, 2012, United had firm commitments to purchase 100 new aircraft (25 Boeing 787 aircraft, 50 Boeing 737-900ER aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from 2013 through

2020. United also had options and purchase rights for additional aircraft. In 2013, United expects to take delivery of ten Boeing 737-900ER aircraft.

As of December 31, 2012, Continental had firm commitments to purchase 47 new aircraft (23 Boeing 737 aircraft and 24 Boeing 787 aircraft) scheduled for delivery from January 1, 2013 through 2016. Continental also had options to purchase 74 Boeing aircraft. In 2013, Continental expects to take delivery of 14 Boeing 737-900ER aircraft and two Boeing 787-8 aircraft.

As of December 31, 2012, Continental had arranged for enhanced equipment trust certificate (“EETC”) financing of 14 Boeing 737-900ER aircraft and one Boeing 787-8 aircraft scheduled for delivery from January through July 2013. In addition, United had secured backstop financing commitments from its widebody aircraft and engine manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. However, UAL and United do not have backstop financing or any other financing currently in place for their firm narrowbody aircraft orders with Boeing, and Continental does not have backstop financing or any other financing currently in place for its other Boeing aircraft on order. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all. See Notes 14 and 17 to the financial statements included in Item 8 of this report for additional information.

For 2013, the Company expects to make approximately $2.5 billion of gross capital expenditures ($1.4 billion net of anticipated financings, including net purchase deposits).

As of December 31, 2012, a substantial portion of UAL’s assets, principally aircraft, spare engines, aircraft spare parts, route authorities and certain other intangible assets, was pledged under various loan and other agreements. See Note 14 to the financial statements included in Item 8 of this report for additional information on assets provided as collateral by the Company.

Although access to the capital markets improved in 2012 and 2011, as evidenced by our financing transactions in both years, we cannot give any assurances that we will be able to obtain additional financing or otherwise access the capital markets in the future on acceptable terms, or at all. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

The following is a discussion of UAL’s sources and uses of cash from 2010 to 2012. As UAL applied the acquisition method of accounting to the Merger, UAL’s cash activities discussed below include Continental’s activities only after October 1, 2010.

Cash Flows from Operating Activities

2012 compared to 2011

UAL’s cash from operating activities decreased by $1.5 billion in 2012, as compared to 2011. Cash from operations declined due to the Company’s net loss position and the reduction of frequent flyer deferred revenue and advanced purchase of miles by $712 million in 2012.

2011 compared to 2010

UAL’s cash from operating activities increased by $501 million in 2011, as compared to 2010. Cash from operations improved due to the Company’s improved operational performance in 2011. The Company’s increased revenues were offset in part by higher cash operating expenses resulting from the Merger, including fuel and aircraft maintenance expense.

Cash Flows from Investing Activities

2012 compared to 2011

UAL’s capital expenditures, including aircraft purchase deposits, were $2 billion and $840 million in 2012 and 2011, respectively. UAL’s capital expenditures for 2012 were primarily attributable to the purchase of new Boeing aircraft and other fleet-related expenditures to improve the onboard experience of our existing aircraft.

UAL increased its short-term investments, net of proceeds, by $245 million in 2012 in order to improve interest income.

2011 compared to 2010

UAL’s capital expenditures, including aircraft purchase deposits, were $840 million and $416 million in 2011 and 2010, respectively. Approximately half of the capital expenditures in 2011 related to aircraft upgrades across the Company’s fleet for its international premium travel product as well as various facility and ground equipment projects. Some of these capital expenditures relate to improvements to assets as a result of the Merger. Also, in 2011, the Company purchased nine aircraft that were operated under leases for $88 million and were immediately sold to third parties upon acquisition for proceeds of $72 million.

In December 2011, United cash collateralized $194 million of its letters of credit that had previously been issued and collateralized under the Amended Credit Facility, resulting in an increase in restricted cash.

UAL increased its short-term investments, net of proceeds, by $898 million in 2011 as compared to 2010. This was primarily due to the placement of additional funds with outside money managers and movement of liquid assets from cash to short-term investments. United’s short-term investments, net of proceeds, increased by $269 million while Continental’s short-term investments, net of proceeds, increased by $629 million in 2011 as compared to 2010.

Cash Flows from Financing Activities

Significant financing events in 2012 were as follows:

•

In March 2012, Continental created two pass-through trusts that issued an aggregate principal amount of $892 million of pass-through certificates. Continental received all $892 million in proceeds raised by the pass-through trusts as of December 31, 2012 in exchange for Continental’s issuance of an equivalent principal amount of equipment notes, which has been recorded as debt. The proceeds were used to fund the acquisition of new aircraft, and in the case of currently owned aircraft, for general corporate purposes;

•

In October 2012, Continental created two pass-through trusts, one of which issued $712 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 4% and the second of which issued $132 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 5.5%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $844 million, are used to purchase equipment notes issued by Continental. Of the $844 million in proceeds raised by the pass-through trusts, Continental received $293 million as of December 31, 2012. Continental expects to receive the remaining proceeds from the issuance during the first seven months of 2013 as aircraft are delivered to Continental and Continental issues equipment notes to the trusts. Continental records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds have been and are expected to be used to fund the acquisition of new aircraft;

•

In December 2012, Continental created one pass-through trust which issued $425 million aggregate principal amount of Class C pass-through certificates with a stated interest rate of 6.125%. The proceeds of the issuance of the Class C pass-through certificates are used to purchase equipment notes issued by Continental related to the aircraft financed in both the March and October 2012 EETC financings. Of the $425 million in proceeds raised by the pass-through trust, Continental received $278 million as of December 31, 2012. Continental expects to receive the remaining proceeds from the issuance during the first seven months of 2013 as aircraft are delivered to Continental and Continental issues equipment notes to the trust. Continental records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates;

•

During the year ended December 31, 2012, UAL made debt and capital lease payments of $1.5 billion, including prepayments. These payments include $195 million related to Continental’s Series 2002-1 EETCs; and

•

In August 2012, the New Jersey Economic Development Authority (the “Authority”) issued approximately $101 million of special facility revenue bonds (the “2012 Bonds”) to provide funds for the defeasance of approximately $100 million of the Authority’s previously issued and outstanding special facility revenue bonds maturing on September 15, 2012 (the “Refunded Bonds”). The Refunded Bonds were guaranteed by Continental and payable from certain rental payments made by Continental pursuant to two lease agreements between the Authority and Continental. The 2012 Bonds are payable from certain loan repayments made by Continental under a loan agreement between Continental and the Authority. The 2012 Bonds are recorded by Continental as unsecured long-term debt.

Significant financing events in 2011 were as follows:

•

The Company entered into a $500 million Revolving Credit Facility with a syndicate of banks, led by Citibank, N.A., as administrative agent. The facility was undrawn at December 31, 2012 and has an expiration date of January 30, 2015. It is secured by take-off and landing slots at Newark Liberty International Airport, LaGuardia Airport and Reagan National Airport and certain other assets of United and Continental. The Company terminated its prior $255 million revolver under the Amended Credit Facility on December 21, 2011. As of December 31, 2012, the Company had all of its commitment capacity under the Revolving Credit Facility available for letters of credit or borrowings;

•

During 2011, UAL made debt and capital lease payments of $2.6 billion. These payments include $150 million related to the repurchase of UAL’s 5% Senior Convertible Notes and $570 million related to the repurchase of UAL’s 4.5% Senior Limited-Subordination Convertible Notes; and

•

Continental received $239 million in 2011 from its December 2010 pass-through trust financing. The proceeds were used to fund the acquisition of new aircraft and in the case of the currently owned aircraft, for general corporate purposes.

Significant financing events in 2010 were as follows:

•

In January 2010, United issued $500 million of the United Senior Secured Notes due 2013 and $200 million of the United Senior Second Lien Notes due 2013, which were secured by United’s route authority to operate between the United States and Japan and beyond Japan to points in other countries, certain airport takeoff and landing slots and airport gate leaseholds utilized in connection with these routes;

•

In January 2010, United issued the remaining $1.3 billion in principal amount of the equipment notes relating to the Series 2009-1 and 2009-2 EETCs. Issuance proceeds of approximately $1.1 billion were used to repay the Series 2000-2 and 2001-1 EETCs and the remaining proceeds were used for general corporate purposes;

•

In December 2010, Continental issued approximately $427 million of Series 2010-1 Class A and Class B pass-through certificates through two pass-through trusts. In December 2010, Continental issued $188 million in principal amount of equipment notes relating to its December 2010 pass-through trust financing. Continental used $90 million of the proceeds for general corporate purposes and $98 million of the proceeds to purchase three new Boeing 737 aircraft. The proceeds used to purchase the three new Boeing 737 aircraft were accounted for as a noncash investing and financing activity; and

•

In 2010, United acquired six aircraft through the exercise of its lease purchase options. Aircraft lease deposits of $236 million provided financing cash that was primarily utilized by United to make the final payments due under these capital lease obligations.

For additional information regarding these matters and other liquidity events, see Notes 5, 14 and 15 to the financial statements included in Item 8 of this report.

Credit Ratings. As of the filing date of this report, UAL, United and Continental had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	B	B2	B
United	B	B2	B
Continental	B	B2	B

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.

Other Liquidity Matters

Below is a summary of additional liquidity matters. See the indicated notes to our consolidated financial statements contained in Item 8 of this report for additional details related to these and other matters affecting our liquidity and commitments.

Pension and other postretirement benefit obligations	Note 9
Hedging activities	Note 13
Long-term debt	Note 14
Operating leases	Note 15
Regional capacity purchase agreements	Note 15
Commitments and contingencies	Note 17

Covenants. Certain of the Company’s financing agreements have covenants that impose certain operating and financial restrictions, as applicable, on the Company, on United and its material subsidiaries, or on Continental and its subsidiaries.

Among other covenants, UAL, United and certain of United’s subsidiaries are guarantors under the Amended Credit Facility and are required to maintain the minimum of the following as set forth below:

Unrestricted cash balance at all times (as defined in the Amended Credit Facility)	$1.0 billion
Ratio of collateral value to debt obligations (that may increase if a specified dollar value of the route collateral is released)	1.5 to 1.0
Fixed charge coverage ratio for twelve month periods measured at the end of each calendar quarter	1.5 to 1.0

Additionally, the Revolving Credit Facility requires the Company to maintain the minimum of the following as set forth below:

Unrestricted liquidity at all times (includes unrestricted cash, short term investments and any undrawn amounts under any revolving credit facility)	$3.0 billion
Ratio of appraised value of collateral to the outstanding obligations under the Revolving Credit Facility	1.67 to 1.0

Among other covenants, the indenture governing Continental’s 6.75% Senior Secured Notes due 2015 (the “Senior Notes”) requires the issuer to maintain a minimum ratio of collateral value to debt obligations as of certain reference periods. If the value of the collateral underlying the Senior Notes declines such that Continental no longer maintains the minimum required ratio of collateral value to debt obligations, Continental may be required to pay additional interest at the rate of 2% per annum, provide additional collateral to secure the noteholders’ lien or repay a portion of the Senior Notes.

The amended and restated indenture for the New PBGC Notes, which are unsecured, contains covenants that, among other things, restrict the ability of UAL and its subsidiaries to incur additional indebtedness and pay dividends on or repurchase stock. These covenants cease to be in effect when the indenture covering the Senior Notes is discharged. However, if UAL at that time or thereafter has a series of public debt securities with a principal amount of $300 million or more that has the benefit of covenants that are substantially similar to those contained in the indenture for the New PBGC Notes, then subject to certain conditions and upon written request of the PBGC to UAL, UAL and United will use commercially reasonable efforts to amend the indenture for the New PBGC Notes to include such covenants.

A breach of certain of the covenants or restrictions contained in the Amended Credit Facility, the Revolving Credit Facility, the indenture governing the Senior Notes or certain other debt instruments could result in a default and a subsequent acceleration of the applicable debt obligations. The indenture governing the Senior Notes contains a cross-default provision that would be triggered if Continental were to fail to make payment when due with respect to certain obligations regarding frequent flyer miles purchased by Chase under the Company’s Co-Brand Agreement. The Revolving Credit Facility includes events of default customary for similar financings. In addition, the Amended Credit Facility and the Revolving Credit Facility contain cross-default and/or cross-acceleration provisions pursuant to which default and/or acceleration of certain other material indebtedness of the Company could result in a default under the Amended Credit Facility, the Revolving Credit Facility, or both.

The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company’s credit card processing agreements, the financial institutions either require, or under certain circumstances have the right to require, that the Company maintains a reserve equal to a portion of advance ticket sales that has been processed by that financial institution, but for which the Company has not yet provided the air transportation. Such financial institutions may require additional cash or other collateral reserves to be established or additional withholding of payments related to receivables collected if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short term investments. The Company’s current level of unrestricted cash, cash equivalents and short term investments is substantially in excess of these minimum levels.

Capital Commitments and Off-Balance Sheet Arrangements. The Company’s business is capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. In the past, the Company has funded the acquisition of aircraft through outright purchase, by issuing debt, by entering into capital or operating leases, or through vendor financings. The Company also often enters into long-term lease commitments with airports to ensure access to terminal, cargo, maintenance and other required facilities.

The table below provides a summary of UAL’s material contractual obligations as of December 31, 2012 (in billions):

	2013	2014	2015	2016	2017	After 2017	Total
Long-term debt (a)	$1.8	$2.1	$2.0	$1.0	$0.5	$5.0	$12.4
Capital lease obligations—principal portion	0.1	0.1	0.1	0.1	0.1	0.4	0.9

Total debt and capital lease obligations	1.9	2.2	2.1	1.1	0.6	5.4	13.3
Interest on debt and capital lease obligations (b)	0.7	0.6	0.6	0.4	0.3	2.0	4.6
Aircraft operating lease obligations	1.5	1.5	1.2	1.0	0.9	1.4	7.5
Capacity purchase agreements (c)	1.8	1.6	1.4	1.2	1.2	2.3	9.5
Other operating lease obligations	1.1	1.0	0.8	0.7	0.7	5.4	9.7
Postretirement obligations (d)	0.1	0.1	0.2	0.2	0.2	0.9	1.7
Pension obligations (e)	0.2	0.1	0.2	0.2	0.2	1.2	2.1
Capital purchase obligations (f)	1.8	1.5	2.0	3.0	2.5	7.1	17.9

Total contractual obligations	$9.1	$8.6	$8.5	$7.8	$6.6	$25.7	$66.3

(a)	Long-term debt presented in UAL’s financial statements is net of a $152 million debt discount which is being amortized over the debt terms. Contractual payments are not net of the debt discount. Contractual long-term debt includes $83 million of non-cash obligations as these debt payments are made directly to the creditor by a company that leases three aircraft from United. The creditor’s only recourse to United is repossession of the aircraft.
(b)	Includes interest portion of capital lease obligations of $92 million in 2013, $81 million in 2014, $63 million in 2015, $57 million in 2016, $37 million in 2017 and $210 million thereafter. Future interest payments on variable rate debt are estimated using estimated future variable rates based on a yield curve.
(c)	Represents our estimates of future minimum noncancelable commitments under our capacity purchase agreements and does not include the portion of the underlying obligations for aircraft and facility rent that is disclosed as part of aircraft and nonaircraft operating leases. Amounts also exclude a portion of United’s capital lease obligation recorded for certain of its capacity purchase agreements. See Note 15 to the financial statements included in Item 8 of this report for the significant assumptions used to estimate the payments.
(d)	Amounts represent postretirement benefit payments, net of subsidy receipts, through 2022. Benefit payments approximate plan contributions as plans are substantially unfunded.
(e)	Represents estimate of the minimum funding requirements as determined by government regulations for Continental plans only, as the United plans are not material. Amounts are subject to change based on numerous assumptions, including the performance of assets in the plan and bond rates. See Critical Accounting Policies, below, for a discussion of our assumptions regarding UAL’s pension plans.
(f)	Represents contractual commitments for firm order aircraft and spare engines only, net of previously paid purchase deposits, and noncancelable commitments to purchase goods and services, primarily information technology support. See Note 17 to the financial statements included in Item 8 of this report for a discussion of our purchase commitments.

Contingencies

Continental EETCs.

In October 2012, Continental created two pass-through trusts, one of which issued $712 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 4% and the second of which issued $132 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 5.5%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $844 million, are used to purchase equipment notes issued by Continental. Of the $844 million in proceeds raised by the pass-through trusts, Continental received $293 million as of December 31, 2012, Continental expects to receive the remaining proceeds from the issuance during the first seven months of 2013 as aircraft are delivered to Continental and Continental issues equipment notes to the trusts. Continental records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds have been and are expected to be used to fund the acquisition of new aircraft.

In December 2012, Continental created one pass-through trust which issued $425 million aggregate principal amount of Class C pass-through certificates with a stated interest rate of 6.125%. The proceeds of the issuance of the Class C pass-through certificates are used to purchase equipment notes issued by Continental related to the aircraft financed in both the March and October 2012 EETC financings. Of the $425 million in proceeds raised by the pass-through trusts, Continental had received $278 million as of December 31, 2012. Continental expects to receive the remaining proceeds from the issuance during the first seven months of 2013 as aircraft are delivered to Continental and Continental issues equipment notes to the trusts. Continental records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates.

The Company evaluated whether the pass-through trusts formed are variable interest entities (“VIEs”) required to be consolidated by the Company under applicable accounting guidance, and determined that the pass-through trusts are VIEs. The Company determined that it does not have a variable interest in the pass-through trusts. The Company does not invest in or obtain a financial interest in the pass-through trusts. Rather, Continental has an obligation to make interest and principal payments on its equipment notes held by the pass-through trusts. The Company did not intend to have any voting or non-voting equity interest in the pass-through trusts or to absorb variability from the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate the pass-through trusts.

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

Many aspects of the Company’s operations are subject to increasingly stringent federal, state and local and international laws protecting the environment. Future environmental regulatory developments, such as climate change regulations in the U.S. and abroad, could adversely affect operations and increase operating costs in the airline industry.

There are certain laws and regulations relating to climate change that apply to the Company, including the European Union Emissions Trading Scheme (which is subject to international dispute), environmental taxes for certain international flights (including the United Kingdom’s Air Passenger Duty and Germany’s departure ticket tax), limited greenhouse gas reporting requirements, and the State of California’s cap and trade regulations (which impacts United’s San Francisco maintenance center). In addition, there are land-based planning laws that could apply to airport expansion projects, requiring a review of greenhouse gas emissions, and could affect airlines in certain circumstances.

Off-Balance Sheet Arrangements. An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support, or that engages in leasing, hedging or research and development arrangements. The Company’s primary off-balance sheet arrangements include operating leases, which are summarized in the contractual obligations table in Capital Commitments and Off-Balance Sheet Arrangements, above, and certain municipal bond obligations, as discussed below.

As of December 31, 2012, United had cash collateralized $77 million of letters of credit, most of which had previously been issued under the Amended Credit Facility. United also had $300 million of performance bonds. Continental had letters of credit and performance bonds relating to various real estate, customs and aircraft financing obligations at December 31, 2012 in the amount of approximately $67 million. Most of the letters of credit have evergreen clauses and are expected to be renewed on an annual basis and the performance bonds have expiration dates through 2016.

As of December 31, 2012, United and Continental are the guarantors of approximately $270 million and $1.6 billion, respectively, in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with a majority of these obligations are accounted for as operating leases and are not recorded in United’s and Continental’s financial statements. The leasing arrangements associated with a minority of these obligations are accounted for as capital leases. The annual lease payments for those obligations accounted for as operating leases are included in the operating lease payments in the contractual obligations table in Capital Commitments and Off-Balance Sheet Arrangements, above.

Increased Cost Provisions. In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At December 31, 2012, UAL had $2.6 billion of floating rate debt (consisting of United’s $1.9 billion and Continental’s $658 million of debt) and $347 million of fixed rate debt (consisting of United’s $186 million and Continental’s $161 million of debt), with remaining terms of up to ten years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to nine years and an aggregate balance of $2.8 billion (consisting of United’s $2.1 billion and Continental’s $744 million balance), we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Fuel Consortia. The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2012, approximately $1.3 billion principal amount of such bonds were secured by significant fuel facility leases in which UAL participates, as to which UAL and each of the signatory airlines have provided indirect guarantees of the debt. As of December 31, 2012, UAL’s contingent exposure was approximately $259 million principal amount of such bonds based on its recent consortia participation. As of December 31, 2012, United’s and Continental’s contingent exposure related to these bonds, based on its recent consortia participation, was approximately $198 million and $61 million, respectively. The Company’s contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which range from 2014 to 2041. The Company did not record a liability at the time these indirect guarantees were made.

United and Continental - Cash Flows Activities - 2012 Compared to 2011

United

Operating Activities

United’s cash from operating activities decreased by $556 million in 2012 as compared to 2011. This year-over-year decrease was primarily due to United’s net income being $1.5 billion lower in 2012 than 2011 which was largely offset by an increase in advance ticket sales and receivables.

Investing Activities

United’s capital expenditures, including aircraft purchase deposits, were $791 million and $470 million in 2012 and 2011, respectively. United’s capital expenditures in 2012 related to upgrades to existing aircraft in addition to asset improvements to facilities and other ground equipment.

Financing Activities

United’s significant financing activities in 2012 and 2011 are described in the above discussion of UAL’s financing activities in Liquidity and Capital Resources and Note 14 to the financial statements in Item 8 of this report.

Continental

Operating Activities

Continental’s cash from operating activities decreased by $920 million in 2012 as compared to the 2011 period. This year-over-year decrease was primarily due to a decrease in receivables and advance ticket sales.

Investing Activities

Continental’s capital expenditures, including aircraft purchase deposits, were $1.2 billion and $370 million in 2012 and 2011, respectively. Consistent with UAL’s investing activities above, Continental’s capital expenditures in 2012 relate to the purchase of new Boeing aircraft and other fleet-related expenditures to improve the onboard experience of our existing aircraft.

Financing Activities

Continental’s significant financing activities in 2012 and 2011 are described in the above discussion of UAL’s financing activities in Liquidity and Capital Resources and Note 14 to the financial statements in Item 8 of this report.

Critical Accounting Policies

Critical accounting policies are defined as those that are affected by significant judgments and uncertainties which potentially could result in materially different accounting under different assumptions and conditions. The Company has prepared the financial statements in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates under different assumptions or conditions. The Company has identified the following critical accounting policies that impact the preparation of the financial statements.

Passenger Revenue Recognition. The value of unused passenger tickets is included in current liabilities as advance ticket sales. The Company records passenger ticket sales and tickets sold by other airlines for use on United and Continental as passenger revenue when the transportation is provided or upon estimated breakage. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date.

Fees charged in association with changes or extensions to non-refundable tickets are recorded as other revenue at the time the fee is collected. The fare on the changed ticket, including any additional collection, is deferred and recognized in accordance with our transportation revenue recognition policy at the time the transportation is provided. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company’s additional service to modify a previous sale. Therefore, the pricing of the change fee and the initial customer reservation are separately determined and represent distinct earnings processes. Refundable tickets expire after one year.

The Company records an estimate of breakage revenue for tickets that will expire in twelve months without usage. These estimates are based on the evaluation of actual historical results. The Company recognizes cargo and other revenue as service is provided. See separate discussion in Frequent Flyer Accounting, below.

Frequent Flyer Accounting

Frequent Flyer Accounting. The Company has a frequent flyer program that is designed to increase customer loyalty. Program participants earn mileage credits (“miles”) by flying on United or Continental and certain other participating airlines. Program participants can also earn miles through purchases from other non-airline partners that participate in the Company’s loyalty program. We sell miles to these partners, which include credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free, discounted or upgraded air travel and non-travel awards. The Company records its obligation for future award redemptions using a deferred revenue model.

Miles Earned in Conjunction with Flights. In the case of the sale of air services, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale representing the value of the related miles.

In accordance with ASU 2009-13, the Company determines the estimated selling price of the air transportation and miles as if each element is sold on a separate basis. The total consideration from each ticket sale is then allocated to each of these elements individually on a pro rata basis. The Company revised the estimated selling price of miles as a prospective change in estimate, effective January 1, 2012, and it is based on the price we sell miles to Star Alliance partners in our reciprocal frequent flyer agreements as the best estimate of selling price for these miles. Any changes to the composition of Star Alliance airline partners may result in the existing estimated selling price of air transportation miles no longer being representative of the best estimate of selling price and could result in a change to the amount and method we use to determine the estimated selling price. On February 14, 2013, US Airways announced an agreement to merge with AMR Corporation and its intent to exit Star Alliance as a result of such merger. We are currently unable to estimate the timing or amount of any changes to estimated selling price as a result of this merger.

Co-branded Credit Card Partner Mileage Sales. United also has a significant contract to sell frequent flyer miles to its co-branded credit card partner, Chase. In June 2011, this contract was modified and the Company entered into the Co-Brand Agreement with Chase. The Company identified five revenue elements in the Co-Brand Agreement: the air transportation element represented by the value of the mile (generally resulting from its redemption for future air transportation); use of the United brand and access to frequent flyer member lists; advertising; baggage services; and airport lounge usage (together, excluding “the air transportation element”, the “marketing-related deliverables”).

The fair value of the elements is determined using management’s estimated selling price of each element. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Co-Brand Agreement in order to determine the allocation of proceeds to each of the multiple elements to be delivered.

The estimated selling price of miles calculated is generally consistent with the methodology as described above in Miles Earned in Conjunction with Flights. United calculates its estimated selling price for miles based on the rate at which we sell miles to our Star Alliance partners participating in reciprocal frequent flyer programs as the estimated selling price for miles. Management prospectively applied this change in estimate effective January 1, 2012. The financial impact of this change in estimate in 2012 was substantially offset by the Company’s change in estimate of its breakage for a portion of its miles, which were previously not subject to an expiration policy. UAL accounts for miles sold and awarded that will never be redeemed by program members, which we referred to as “breakage,” using the redemption method. UAL reviews its breakage estimates annually based upon the latest available information regarding redemption and expiration patterns. The revised estimates to breakage in 2012 increased the estimate of miles in the population that are expected to ultimately expire.

The Company’s estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the programs.

The Company records passenger revenue related to the air transportation element when the transportation is delivered. The other elements are generally recognized as other operating revenue when earned.

The annual impact of adopting ASU 2009-13 on operating revenue will decrease over time. Our ability to project the annual decline for each year is significantly impacted by credit card sales volumes, frequent flyer redemption patterns, and other factors.

The following table summarizes information related to UAL’s and United’s frequent flyer deferred revenue liability:

Frequent flyer deferred revenue at December 31, 2012 (in millions)	$5,120
% of miles earned expected to expire or go unredeemed	24%
Impact of 1% change in outstanding miles or weighted average ticket value on deferred revenue (in millions)	$79

Goodwill and Indefinite-lived Intangible Assets. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually, as of October 1, or more frequently if events or circumstances indicate that the asset may be impaired. Long-lived assets are amortized over their estimated useful lives and are reviewed for impairment whenever an indicator of impairment exists.

Goodwill represents the excess purchase price over the fair value of Continental’s assets acquired and liabilities assumed in the Merger. All goodwill and other purchase accounting adjustments have been pushed down to Continental’s financial statements.

Goodwill is measured for impairment by initially comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded.

The Company has one consolidated reporting unit. In 2012, the Company estimated the fair value of the consolidated reporting unit using both an income and a market approach. The income approach computes fair value by discounting future cash flows of the business and is dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices), appropriate discount rates and other relevant assumptions. The market approach computes fair value by adding a control premium to the Company’s market capitalization. The Company’s fair value exceeded its carrying value under both approaches, and no goodwill impairment was recorded in 2012.

The Company is also required to assess the goodwill recorded on the separate financial statements of Continental for impairment. The fair value of Continental was determined by allocating a percentage of the fair value of the consolidated Company (as determined and described in the paragraph above). The percentage of the consolidated fair value allocated to Continental was based on a number of measures, including revenue share, available seat mile share, revenue passenger mile share and passenger share. Based on these criteria, this resulted in a fair value allocation of such assets to United and Continental of 54% and 46%, respectively. The fair value of Continental exceeded its carrying value, and no goodwill impairment was recorded as of December 31, 2012.

The Company’s indefinite-lived intangible assets include certain international route authorities, take-off and landing slots at various airports, airline partner alliances and the UAL trade name and logo. The fair values of the assets for purposes of the annual impairment test were determined using the market and income approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market. We utilized the market approach to value certain intangible assets such as airport take-off and landing slots when sufficient market information was available. The income approach was primarily used to value the international route authorities, airline partner alliances, the UAL trade name and logo, and certain airport take-off and landing slots. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money.

In most cases, these indefinite-lived assets are separately associated with and directly assignable to each separate subsidiary. Any impairment charges resulting from the testing of the fair values of these indefinite-lived intangible assets are also assigned to the applicable separate subsidiary.

UAL recorded impairment charges for indefinite-lived intangible assets of $30 million, $4 million and $29 million during the years ended December 31, 2012, 2011 and 2010, respectively. During 2012 and 2011, Continental recorded impairment charges of $30 million and $4 million, respectively, on certain intangible assets related to European take-off and landing slots to reflect the estimated fair value of these assets as part of its annual impairment test of indefinite-lived intangible assets. In 2010, UAL recorded a $29 million impairment of its Brazil routes primarily due to the open skies agreement between the United States and Brazil which may result in a decrease in revenue from these routes.

Long-Lived Assets. The net book value of operating property and equipment for UAL was $17.3 billion and $16.4 billion at December 31, 2012 and 2011, respectively. The assets’ recorded value is impacted by a number of accounting policy elections, including the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.

The Company records assets acquired, including aircraft, at acquisition cost. Depreciable life is determined through economic analysis, such as reviewing existing fleet plans, obtaining appraisals and comparing estimated lives to other airlines that operate similar fleets. As aircraft technology has improved, useful life has increased and the Company has generally estimated the lives of those aircraft to be 30 years. Residual values are estimated based on historical experience with regard to the sale of both aircraft and spare parts and are established in conjunction with the estimated useful lives of the related fleets. Residual values are based on when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life. Both depreciable lives and residual values are revised periodically as facts and circumstances arise to recognize changes in the Company’s fleet plan and other relevant information. A one-year increase in the average depreciable life of UAL’s flight equipment would reduce annual depreciation expense on flight equipment by approximately $50 million.

The Company evaluates the carrying value of long-lived assets and intangible assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. For purposes of this testing, the Company has generally identified the aircraft fleet type as the lowest level of identifiable cash flows for purposes of testing aircraft for impairment. An impairment charge is recognized when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value.

Defined Benefit Plan Accounting. We sponsor defined benefit pension plans for eligible employees and retirees. The most critical assumptions impacting our defined benefit pension plan obligations and expenses are the weighted average discount rate and the expected long-term rate of return on the plan assets.

UAL’s pension plans’ under-funded status was $2.4 billion at December 31, 2012, nearly all of which is attributable to Continental’s plans. Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. We estimate that our minimum funding requirements for the Continental plans during 2012 is approximately $200 million. The fair value of the plans’ assets was $2.2 billion at December 31, 2012, of which $1.9 billion is attributed to assets of Continental’s plans.

The following discussion relates only to the Continental plans, as the United plans are not material.

When calculating pension expense for 2013, Continental assumed that its plans’ assets would generate a long-term rate of return of 7.75%. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return is slightly higher than some market indices due to the active management of our plans’ assets, and is supported by the historical returns on our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate.

The defined benefit pension plans’ assets consist of return generating investments and risk mitigating investments which are held through direct ownership or through interests in common collective trusts. Return generating investments include primarily equity securities, fixed-income securities and alternative investments (e.g. private equity and hedge funds). Risk mitigating investments include primarily U.S. government and investment grade corporate fixed-income securities. The allocation of assets was as follows at December 31, 2012:

	Percent of Total	Expected Long-Term Rate of Return
Equity securities	47.0%	9.5%
Fixed-income securities	28.7	6.0
Alternatives	20.4	7.3
Other	3.9	3.8

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points (from 7.75% to 7.25%) would increase estimated 2013 pension expense by approximately $10 million.

Future pension obligations for the Continental plans were discounted using a weighted average rate of 4.25% at December 31, 2012. UAL selected the 2012 discount rate for each of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2012 that would provide the necessary cash flows to match the projected benefit payments.

The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 50 basis points (from 4.25% to 3.75%) would increase the pension liability at December 31, 2012 by approximately $457 million and increase the estimated 2013 pension expense by approximately $55 million.

Future changes in plan asset returns, plan provisions, assumed discount rates, pension funding law and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under the applicable accounting standards for defined benefit pension plans, those gains and losses are not required to be recognized currently as pension benefit expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees. All gains and losses in accumulated other comprehensive income are amortized to expense over the remaining years of service of the covered active employees. At December 31, 2012 and 2011, UAL had unrecognized actuarial losses for pension benefit plans of $826 million and $231 million, respectively, recorded in accumulated other comprehensive income.

Other Postretirement Benefit Plan Accounting. United’s postretirement plan provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees reflected as “Other Benefits.” Continental’s retiree medical programs permit retirees who meet certain age and service requirements to continue medical coverage between retirement and Medicare eligibility. Eligible employees are required to pay a portion of the costs of their retiree medical benefits, which in some cases may be offset by accumulated unused sick time at the time of their retirement. Plan benefits are subject to co-payments, deductibles, and other limits as described in the plans.

The Company accounts for other postretirement benefits by recognizing the difference between plan assets and obligations, or the plan’s funded status, in its financial statements. Other postretirement benefit expense is recognized on an accrual basis over employees’ approximate service periods and is generally calculated independently of funding decisions or requirements. The Company has not been required to pre-fund its plan obligations, which has resulted in a significant net obligation, as discussed below.

UAL’s benefit obligation was $2.7 billion and $2.5 billion for the other postretirement benefit plans at December 31, 2012 and 2011, respectively. The year-over-year increase is due to changes in the assumptions used to value the obligation for UAL’s plan, such as the decrease in the discount rate.

The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the health care cost trend rate. UAL determines the appropriate discount rate for each of its plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. United’s weighted average discount rate to determine its benefit obligations as of December 31, 2012 was 4.13%, as compared to 4.93% for December 31, 2011. Continental’s weighted average discount rate to determine its benefit obligations as of December 31, 2012 was 3.97%, as compared to 4.78% for December 31, 2011. The health care cost trend rate assumed by United and Continental for 2012 was 7%, as compared to assumed trend rate for 2013 of 6.8%, declining to 5% in 2020. A 1% increase in assumed health care trend rates would increase UAL’s total service and interest cost for the year ended December 31, 2012 by $22 million; whereas, a 1% decrease in assumed health care trend rates would decrease UAL’s total service and interest cost for the year ended December 31, 2012 by $18 million, respectively. A one percentage point decrease in the weighted average discount rate would increase UAL’s postretirement benefit liability by approximately $336 million and increase the estimated 2012 benefits expense by approximately $23 million.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under the applicable accounting standards for postretirement welfare benefit plans, those gains and losses are not required to be recognized currently as other postretirement expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees. All gains and losses in accumulated other comprehensive income are amortized to expense over the remaining years of service of the covered active employees. At December 31, 2012 and 2011, UAL had unrecognized actuarial gains/(losses) for postretirement welfare benefit plans of $(79) million and $33 million, respectively, recorded in accumulated other comprehensive income.

Income Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses available positive and negative evidence regarding the realizability of its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. To form a conclusion, management considers positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies, and negative evidence such as recent history of losses. Although the Company was no longer in a three-year cumulative loss position at the end of 2012, management determined that the loss in 2012, the overall modest level of cumulative pretax income in the three years ended December 31, 2012 of 0.4% of total revenues in that period and the uncertainty associated with projecting future taxable income supported the conclusion that the valuation allowance was still necessary on net deferred assets. As a result of the loss sustained in 2012 and the need to complete final integration activities that produce synergies and overcome cost increases from new labor agreements, management’s position is that sufficient positive evidence to support a reversal of the remaining valuation allowance does not exist and has retained a full valuation allowance on its deferred tax assets. Management will continue to evaluate future financial performance, as well as the impacts of special charges on such performance, to determine whether such performance provides sufficient evidence to support reversal of the valuation allowance.

Forward-Looking Information

Certain statements throughout Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report are forward-looking and thus reflect the Company’s current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to the Company’s operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as “expects,” “will,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook” and similar expressions are intended to identify forward-looking statements.

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aircraft fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aviation and other insurance; industry consolidation or changes in airline alliances; competitive pressures on pricing and demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions; labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; the possibility that expected Merger synergies will not be realized or will not be realized within the expected time period; and other risks and uncertainties set forth under Item 1A, Risk Factors, of this report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our net income (loss) is affected by fluctuations in interest rates (e.g. interest expense on variable-rate debt and interest income earned on short-term investments). The Company’s policy is to manage interest rate risk through a combination of fixed and variable rate debt. The following table summarizes information related to the Company’s interest rate market risk at December 31 (in millions):

	2012			2011
	UAL	United	Continental	UAL	United	Continental
Variable rate debt
Carrying value of variable rate debt at December 31	$2,869	$1,907	$962	$3,280	$2,109	$1,171
Impact of 100 basis point increase on projected interest expense for the following year	25	18	7	31	20	11

Fixed rate debt
Carrying value of fixed rate debt at December 31	9,383	3,468	5,513	8,402	3,636	4,357
Fair value of fixed rate debt at December 31	10,569	3,710	5,900	8,996	3,717	4,420
Impact of 100 basis point increase in market rates on fair value	(349)	(132)	(216)	(272)	(110)	(159)

A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their average 2012 levels, a 100 basis point increase in interest rates would result in a corresponding increase in UAL, United and Continental interest income of approximately $74 million, $43 million and $31 million, respectively, during 2013.

Commodity Price Risk (Aircraft Fuel). The availability and price of aircraft fuel significantly affects the Company’s operations, results of operations, financial position and liquidity.

To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements. The Company generally uses financial hedge instruments including fixed price swaps, purchased call options, and commonly used combinations using put and call options including collars (sold put option combined with purchased call option) and three-ways (sold put option combined with purchased call option and a higher strike sold call option). These hedge instruments are generally based on aircraft fuel or closely related commodities including heating oil, diesel fuel and crude oil.

Some financial hedge contracts may result in losses if the underlying commodity prices drop below specified floor prices. However, the negative impact of these losses may be outweighed by the benefit of lower aircraft fuel cost since the Company typically hedges only a portion of its future fuel requirements. The Company does not enter into hedge instruments for trading purposes.

If fuel prices decline significantly from the levels existing at the time we enter into a hedge contract, we may be required to post collateral (margin) with our hedge counterparties. The Company frequently monitors this margin risk and assesses the potential of posting collateral with each of its counterparties. At times, when the fair market value of the Company’s hedge contracts is net positive to the Company, it is exposed to the event of non-performance by the counterparty to the hedge contract. The Company periodically monitors the credit worthiness of its counterparties and limits its exposure to any single counterparty.

The Company may adjust its hedging program based on changes in market conditions. The following table summarizes information related to the Company’s cost of fuel and hedging (in millions, except percentages):

	UAL	United	Continental
Fuel Costs
In 2012, fuel cost as a percent of total operating expenses (a)	36%	36%	36%
Impact of $1 increase in price per barrel of aircraft fuel on annual fuel expense (b)	$94	$52	$42
Fuel Hedges
Asset fair value at December 31, 2012 (c)	$46	$28	$18
Impact of a concurrent 10% decrease in forward prices of the underlying commodities on the value of fuel hedges (d)	$(148)	$(85)	$(63)
Collateral UAL, United and Continental would be required to post with fuel hedge counterparties upon a concurrent 10% decrease in forward prices of the underlying commodities of fuel hedges (e)	$11	$5	$6

(a) Includes related taxes and excludes hedging impacts and special charges. In 2011, UAL’s, United’s and Continental’s fuel cost was 37%, 37%, and 36% of total operating expenses, respectively.

(b) Based on 2013 projected fuel consumption. Does not include the impact of fuel hedges.

(c) As of December 31, 2011, the net fair value of UAL’s, United’s and Continental’s fuel hedges was $73 million, $44 million and $29 million, respectively.

(d) Based on fuel hedge positions at December 31, 2012.

(e) Assumes instantaneous change in prices and includes margin related to some hedge positions beyond December 31, 2013; approximately 2% for 2014.

As of December 31, 2012, the Company had hedged approximately 31% and 2% of its projected fuel requirements (1.2 billion and 63 million gallons, respectively) for 2013 and 2014, respectively, with commonly used financial hedge instruments based on aircraft fuel or closely related commodities, such as heating oil, diesel fuel and crude oil.

The fuel hedge portfolio is comprised of many individual hedge contracts (primarily option contracts) on multiple underlying commodities and entered into at various points in time, resulting in a wide range of strike prices with several hedge counterparties. The table below provides a view of the economic impact of the hedge portfolio on the Company’s 2013 fuel costs given significant moves (up to +/-20%) in market fuel prices from December 31, 2012 (in millions).

Year ended December 31, 2013
(in $ per gallon)

Change in market fuel prices (a)	(Increase) decrease to unhedged fuel cost (b)	Hedge gain (loss) (c)	Net (increase) decrease to fuel cost
20%	(0.60)	0.08	(0.52)
10%	(0.30)	0.06	(0.24)
(10)%	0.30	(0.01)	0.29
(20)%	0.60	(0.06)	0.54

(a) Projected using equal shifts in spot and forward prices for aircraft fuel and all commodities (heating oil, diesel, crude oil) underlying hedge contracts from December 31, 2012 levels.
(b) Projections based on estimated consumption of four billion gallons and a price of $2.98 per gallon, excluding taxes and other delivery costs.
(c) Cash gain/(loss), including premiums, on existing hedges as of December 31, 2012. Includes all hedges whether or not the hedges are designated for hedge accounting.

Foreign Currency. The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company’s more significant foreign currency exposures include the Canadian dollar, Chinese renminbi, European euro and Japanese yen. At times, the Company uses derivative financial instruments to hedge its exposure to foreign currency. The Company does not enter into derivative instruments for non-risk management purposes.

The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2012 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in pre-tax income of approximately $291 million for the year ending December 31, 2013. This sensitivity analysis was prepared based upon projected 2013 foreign currency-denominated revenues and expenses as of December 31, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

United Continental Holdings, Inc.

We have audited the accompanying consolidated balance sheets of United Continental Holdings, Inc. (the “Company”) as of December 31, 2012 and December 31, 2011, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for multiple deliverable revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements, effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

United Air Lines, Inc.

We have audited the accompanying consolidated balance sheets of United Air Lines, Inc. (the “Company”) as of December 31, 2012 and December 31, 2011, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and stockholder’s deficit for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for multiple deliverable revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements, effective January 1, 2011.

/s/ Ernst & Young LLP

Chicago, Illinois

February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the “Company”) as of December 31, 2012 and December 31, 2011 (Successor), and the related statements of consolidated operations, comprehensive income (loss), cash flow, and stockholder’s equity for each of the two years in the period ended December 31, 2012 (Successor), the period from October 1, 2010 to December 31, 2010 (Successor), and the period from January 1, 2010 to September 30, 2010 (Predecessor). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and December 31, 2011 (Successor), and the consolidated results of its operations and its cash flows each of the two years in the period year ended December 31, 2012 (Successor), the period from October 1, 2010 to December 31, 2010 (Successor), and the period from January 1, 2010 to September 30, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for multiple deliverable revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements, effective January 1, 2011.

/s/ Ernst & Young LLP

Chicago, Illinois

February 25, 2013

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Operating revenue:
Passenger—Mainline	$25,804	$25,975	$16,019
Passenger—Regional	6,779	6,536	4,217

Total passenger revenue	32,583	32,511	20,236
Cargo	1,018	1,167	832
Special revenue item	—	107	—
Other operating revenue	3,551	3,325	2,257

	37,152	37,110	23,325

Operating expense:
Aircraft fuel	13,138	12,375	6,687
Salaries and related costs	7,945	7,652	5,002
Regional capacity purchase	2,470	2,403	1,812
Landing fees and other rent	1,929	1,928	1,307
Aircraft maintenance materials and outside repairs	1,760	1,744	1,115
Depreciation and amortization	1,522	1,547	1,079
Distribution expenses	1,352	1,435	912
Aircraft rent	993	1,009	500
Special charges	1,323	592	669
Other operating expenses	4,681	4,603	3,266

	37,113	35,288	22,349

Operating income	39	1,822	976

Nonoperating income (expense):
Interest expense	(835)	(949)	(798)
Interest capitalized	37	32	15
Interest income	23	20	15
Miscellaneous, net	12	(80)	45

	(763)	(977)	(723)

Income (loss) before income taxes	(724)	845	253
Income tax expense (benefit)	(1)	5	—

Net income (loss)	$(723)	$840	$253

Earnings (loss) per share, basic	$(2.18)	$2.54	$1.22

Earnings (loss) per share, diluted	$(2.18)	$2.26	$1.08

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(723)	$840	$253

Other comprehensive income (loss), net:
Fuel derivative financial instruments:
Reclassification into earnings	141	(503)	68
Change in fair value	(51)	163	168
Employee benefit plans:
Net change related to employee benefit plans	(730)	(464)	95
Investments and other	11	—	21

	(629)	(804)	352

Total comprehensive income (loss), net	$(1,352)	$36	$605

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,

ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$4,770	$6,246
Short-term investments	1,773	1,516

Total unrestricted cash, cash equivalents and short-term investments	6,543	7,762
Restricted cash	65	40
Receivables, less allowance for doubtful accounts (2012—$13; 2011—$7)	1,338	1,358
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2012—$125; 2011—$89)	695	615
Deferred income taxes	543	615
Prepaid expenses and other	865	607

	10,049	10,997

Operating property and equipment:
Owned—
Flight equipment	17,561	15,786
Other property and equipment	3,269	3,126

	20,830	18,912
Less—Accumulated depreciation and amortization	(5,006)	(4,005)

	15,824	14,907

Purchase deposits for flight equipment	462	382

Capital leases—
Flight equipment	1,484	1,458
Other property and equipment	235	237

	1,719	1,695
Less—Accumulated amortization	(713)	(565)

	1,006	1,130

	17,292	16,419

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2012—$792; 2011—$670)	4,597	4,750
Restricted cash	382	529
Other, net	785	770

	10,287	10,572

	$37,628	$37,988

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011
Current liabilities:
Advance ticket sales	$3,360	$3,114
Frequent flyer deferred revenue	2,364	2,405
Accounts payable	2,312	1,998
Accrued salaries and benefits	1,763	1,509
Current maturities of long-term debt	1,812	1,186
Current maturities of capital leases	122	125
Other	1,085	1,057

	12,818	11,394

Long-term debt	10,440	10,496
Long-term obligations under capital leases	792	928

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,756	3,253
Postretirement benefit liability	2,614	2,407
Pension liability	2,400	1,862
Advanced purchase of miles	1,537	1,711
Deferred income taxes	1,543	1,603
Lease fair value adjustment, net	881	1,133
Other	1,366	1,395

	13,097	13,364

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 332,472,779 and 330,906,192 shares at December 31, 2012 and 2011, respectively	3	3
Additional capital invested	7,145	7,114
Retained deficit	(5,586)	(4,863)
Stock held in treasury, at cost	(35)	(31)
Accumulated other comprehensive loss	(1,046)	(417)

	481	1,806

	$37,628	$37,988

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(723)	$840	$253
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	1,522	1,547	1,079
Special charges, non-cash portion	389	46	166
Debt and lease discount amortization	(247)	(186)	28
Share-based compensation	14	17	14
Deferred income taxes	13	(6)	(10)
Other operating activities	118	77	86
Changes in operating assets and liabilities, net of Merger -
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(712)	(110)	(67)
(Increase) decrease in other assets	(484)	(181)	59
Increase in other liabilities	415	220	265
Increase in accounts payable	285	177	255
Increase (decrease) in advance ticket sales	246	115	(205)
Unrealized (gain) loss on fuel derivatives and change in related pending settlements	120	(2)	7
Increase in receivables	(21)	(87)	(33)
(Increase) decrease in fuel hedge collateral	—	(59)	10

Net cash provided by operating activities	935	2,408	1,907

Cash Flows from Investing Activities:
Capital expenditures and aircraft purchase deposits paid	(2,016)	(840)	(416)
Increase in short-term and other investments, net	(245)	(898)	(84)
Proceeds from sale of property and equipment	183	123	48
(Increase) decrease in restricted cash, net	122	(185)	68
Increase in cash from acquisition of Continental	—	—	3,698
Other, net	(1)	1	6

Net cash provided by (used in) investing activities	(1,957)	(1,799)	3,320

Cash Flows from Financing Activities:
Payments of long-term debt	(1,392)	(2,367)	(2,023)
Proceeds from issuance of long-term debt	1,121	152	2,086
Principal payments under capital leases	(125)	(250)	(484)
Proceeds from exercise of stock options	17	26	21
Increase in deferred financing costs	(71)	(8)	(33)
Purchases of treasury stock	(4)	—	(3)
Decrease in aircraft lease deposits	—	15	236

Net cash used in financing activities	(454)	(2,432)	(200)

Net increase (decrease) in cash and cash equivalents	(1,476)	(1,823)	5,027
Cash and cash equivalents at beginning of year	6,246	8,069	3,042

Cash and cash equivalents at end of year	$4,770	$6,246	$8,069

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2009	168	$2	$3,136	$(28)	$(5,956)	$35	$(2,811)

Net income	—	—	—	—	253	—	253
Other comprehensive income	—	—	—	—	—	352	352
Shares issued in exchange for Continental common stock	148	1	3,501	—	—	—	3,502
Equity component of Continental convertible debt assumed in Merger	—	—	157	—	—	—	157
Shares issued in exchange for redemption of Continental convertible debt	9	—	164	—	—	—	164
Fair value of Continental stock options related to Merger	—	—	78	—	—	—	78
Share-based compensation	—	—	14	—	—	—	14
Proceeds from exercise of stock options	3	—	21	—	—	—	21
Treasury stock acquisitions	—	—	—	(3)	—	—	(3)

Balance at December 31, 2010	328	3	7,071	(31)	(5,703)	387	1,727

Net income	—	—	—	—	840	—	840
Other comprehensive loss	—	—	—	—	—	(804)	(804)
Share-based compensation	—	—	17	—	—	—	17
Proceeds from exercise of stock options	3	—	26	—	—	—	26

Balance at December 31, 2011	331	3	7,114	(31)	(4,863)	(417)	1,806

Net loss	—	—	—	—	(723)	—	(723)
Other comprehensive loss	—	—	—	—	—	(629)	(629)
Share-based compensation	—	—	14	—	—	—	14
Proceeds from exercise of stock options	1	—	17	—	—	—	17
Treasury stock acquisitions	—	—	—	(4)	—	—	(4)

Balance at December 31, 2012	332	$3	$7,145	$(35)	$(5,586)	$(1,046)	$481

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions)

	Year Ended December 31,
	2012	2011	2010
Operating revenue:
Passenger—Mainline	$13,723	$14,153	$13,412
Passenger—Regional	3,869	3,935	3,658

Total passenger revenue	17,592	18,088	17,070
Cargo	665	718	714
Special revenue item	—	88	—
Other operating revenue	2,704	2,261	1,994

	20,961	21,155	19,778

Operating expense:
Aircraft fuel	7,430	7,080	5,700
Salaries and related costs	4,234	4,172	4,212
Regional capacity purchase	1,507	1,574	1,610
Landing fees and other rent	1,030	1,028	1,077
Aircraft maintenance materials and outside repairs	1,163	1,160	980
Depreciation and amortization	930	921	903
Distribution expenses	684	748	756
Aircraft rent	313	323	326
Special charges	984	433	468
Other operating expenses	3,390	2,829	2,728

	21,665	20,268	18,760

Operating income (loss)	(704)	887	1,018

Nonoperating income (expense):
Interest expense	(496)	(595)	(695)
Interest capitalized	15	15	11
Interest income	8	10	11
Miscellaneous, net	(2)	(33)	42

	(475)	(603)	(631)

Income (loss) before income taxes	(1,179)	284	387
Income tax expense (benefit)	9	3	(12)

Net income (loss)	$(1,188)	$281	$399

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(1,188)	$281	$399

Other comprehensive income (loss), net:
Fuel derivative financial instruments:
Reclassification into earnings	76	(417)	84
Change in fair value	(23)	172	101
Employee benefit plans:
Net change related to employee benefit plans	(164)	29	(148)
Investments and other	7	(3)	19

	(104)	(219)	56

Total comprehensive income (loss), net	$(1,292)	$62	$455

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$2,766	$3,458
Short-term investments	326	275

Total unrestricted cash, cash equivalents and short-term investments	3,092	3,733
Restricted cash	65	40
Receivables, less allowance for doubtful accounts (2012—$11; 2011—$5)	1,194	763
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2012—$86; 2011—$73)	402	340
Deferred income taxes	272	348
Receivables from related parties	2,767	228
Prepaid expenses and other	700	447

	8,492	5,899

Operating property and equipment:
Owned—
Flight equipment	9,476	9,135
Other property and equipment	2,262	2,260

	11,738	11,395
Less—Accumulated depreciation and amortization	(3,877)	(3,359)

	7,861	8,036

Purchase deposits for flight equipment	219	57

Capital leases—
Flight equipment	1,484	1,458
Other property and equipment	65	67

	1,549	1,525
Less—Accumulated amortization	(683)	(548)

	866	977

	8,946	9,070

Other assets:
Intangibles, less accumulated amortization (2012—$588; 2011—$534)	2,228	2,283
Restricted cash	272	393
Receivables from related parties	270	—
Other, net	594	600

	3,364	3,276

	$20,802	$18,245

(continued on next page)

UNITED AIR LINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDER’S DEFICIT	2012	2011
Current liabilities:
Advance ticket sales	$3,321	$1,652
Frequent flyer deferred revenue	2,364	1,484
Accounts payable	1,518	1,109
Accrued salaries and benefits	1,204	988
Current maturities of long-term debt	1,090	615
Current maturities of capital leases	119	122
Payables to related parties	75	104
Other	935	853

	10,626	6,927

Long-term debt	4,285	5,130
Long-term obligations under capital lease	618	735

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,756	2,018
Postretirement benefit liability	2,384	2,115
Pension liability	97	92
Advanced purchase of miles	1,537	1,442
Deferred income taxes	648	707
Other	1,035	983

	8,457	7,357

Commitments and contingencies
Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; issued 205 shares at December 31, 2012 and 2011	—	—
Additional capital invested	3,444	3,432
Retained deficit	(6,396)	(5,208)
Accumulated other comprehensive loss	(232)	(128)

	(3,184)	(1,904)

	$20,802	$18,245

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(1,188)	$281	$399
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	930	921	903
Special charges, non-cash portion	378	36	166
Debt and lease discount amortization	34	56	93
Share-based compensation	9	9	13
Deferred income taxes	17	—	(12)
Other operating activities	83	77	83
Changes in operating assets and liabilities -
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(674)	(235)	(126)
Increase in other current assets	(506)	(129)	(2)
Increase in other liabilities	494	200	262
Increase in accounts payable	381	199	101
Increase in advance ticket sales	1,669	116	44
Unrealized loss on fuel derivatives and change in related pending settlements	70	27	4
Increase in receivables	(458)	(30)	(101)
(Increase) decrease in fuel hedge collateral	—	(59)	10
Increase in intercompany receivables	(349)	(93)	(160)
Increase (decrease) in intercompany payables	(28)	42	120

Net cash provided by operating activities	862	1,418	1,797

Cash Flows from Investing Activities:
Capital expenditures and aircraft purchase deposits paid	(791)	(470)	(360)
(Increase) decrease in short-term and other investments, net	(41)	(269)	18
Proceeds from sale of property and equipment	56	15	40
(Increase) decrease in restricted cash, net	96	(210)	68
Other, net	(1)	2	7

Net cash used in investing activities	(681)	(932)	(227)

Cash Flows from Financing Activities:
Payments of long-term debt	(738)	(1,456)	(1,667)
Principal payments under capital leases	(122)	(246)	(482)
Decrease in aircraft lease deposits	—	15	236
Increase in deferred financing costs	(11)	(8)	(33)
Proceeds from exercise of stock options	3	2	9
Proceeds from issuance of long-term debt	—	—	1,995
Other, net	(5)	—	1

Net cash provided by (used in) financing activities	(873)	(1,693)	59

Net increase (decrease) in cash and cash equivalents	(692)	(1,207)	1,629
Cash and cash equivalents at beginning of year	3,458	4,665	3,036

Cash and cash equivalents at end of year	$2,766	$3,458	$4,665

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIR LINES, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S DEFICIT

(In millions)

	Common Stock	Additional Capital Invested	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	—	$3,401	$(5,888)	$35	$(2,452)

Net income	—	—	399	—	399
Other comprehensive income	—	—	—	56	56
Share-based compensation	—	12	—	—	12
Parent Company contribution related to stock plans	—	8	—	—	8

Balance at December 31, 2010	—	3,421	(5,489)	91	(1,977)

Net income	—	—	281	—	281
Other comprehensive loss	—	—	—	(219)	(219)
Share-based compensation	—	9	—	—	9
Parent Company contribution related to stock plans	—	2	—	—	2

Balance at December 31, 2011	—	3,432	(5,208)	(128)	(1,904)

Net loss	—	—	(1,188)	—	(1,188)
Other comprehensive loss	—	—	—	(104)	(104)
Share-based compensation	—	9	—	—	9
Parent Company contribution related to stock plans	—	3	—	—	3

Balance at December 31, 2012	—	$3,444	$(6,396)	$(232)	$(3,184)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions, except per share amounts)

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010
Operating revenue:
Passenger—Mainline	$12,081	$11,816	$2,605	$7,777
Passenger—Regional	2,910	2,601	560	1,726

Total passenger revenue	14,991	14,417	3,165	9,503
Cargo	353	448	119	328
Special revenue item	—	19	—	—
Other operating revenue	1,631	1,291	279	957

	16,975	16,175	3,563	10,788

Operating expense:
Aircraft fuel	5,709	5,294	986	2,872
Salaries and related costs	3,559	3,405	786	2,527
Regional capacity purchase	963	830	202	608
Landing fees and other rent	902	900	231	656
Aircraft maintenance materials and outside repairs	654	595	135	399
Depreciation and amortization	592	626	177	380
Distribution expenses	668	688	156	474
Aircraft rent	680	686	174	689
Special charges	339	159	201	47
Other operating expenses	2,155	2,042	537	1,416

	16,221	15,225	3,585	10,068

Operating income (loss)	754	950	(22)	720

Nonoperating income (expense):
Interest expense	(326)	(342)	(86)	(288)
Interest capitalized	22	17	4	17
Interest income	15	10	3	6
Miscellaneous, net	57	(72)	2	(13)

	(232)	(387)	(77)	(278)

Income (loss) before income taxes	522	563	(99)	442
Income tax expense (benefit)	(5)	(6)	(4)	1

Net income (loss)	$527	$569	$(95)	$441

Earnings per share, basic				$3.16

Earnings per share, diluted				$2.81

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,	Nine Months Ended September 30,
	2012	2011	2010	2010

Net income (loss)	$527	$569	$(95)	$441

Other comprehensive income (loss), net:
Fuel derivative financial instruments:
Reclassification into earnings	65	(86)	(16)	24
Change in fair value	(28)	(9)	67	(13)
Employee benefit plans:
Net change related to employee benefit plans	(566)	(493)	243	82
Investments and other	5	1	2	—
Tax expense on other comprehensive loss	—	—	(6)	—

	(524)	(587)	290	93

Total comprehensive income (loss), net	$3	$(18)	$195	$534

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$1,999	$2,782
Short-term investments	1,447	1,241

Total cash, cash equivalents and short-term investments	3,446	4,023
Receivables, less allowance for doubtful accounts (2012 — $2; 2011 — $2)	144	595
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2012 — $39; 2011 — $16)	293	275
Deferred income taxes	274	267
Receivables from related parties	1	—
Prepaid expenses and other	147	165

	4,305	5,325

Operating property and equipment:
Owned—
Flight equipment	8,086	6,651
Other property and equipment	1,007	866

	9,093	7,517
Less—Accumulated depreciation and amortization	(1,129)	(646)

	7,964	6,871

Purchase deposits for flight equipment	243	324

Capital leases—other property and equipment	170	170
Less—Accumulated amortization	(31)	(17)

	139	153

	8,346	7,348

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2012 — $204; 2011 — $136)	2,371	2,469
Restricted cash	110	135
Other, net	458	364

	7,462	7,491

	$20,113	$20,164

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDER’S EQUITY	2012	2011
Current liabilities:
Advance ticket sales	$39	$1,462
Frequent flyer deferred revenue	—	921
Accounts payable	798	894
Accrued salaries and benefits	559	521
Current maturities of long-term debt	722	571
Current maturities of capital leases	3	3
Payables to related parties	2,542	11
Other	210	279

	4,873	4,662

Long-term debt	5,753	4,957
Long-term obligation under capital leases	174	193

Other liabilities and deferred credits:
Frequent flyer deferred revenue	—	1,235
Postretirement benefit liability	230	292
Pension liability	2,303	1,770
Advanced purchase of miles	—	270
Deferred income taxes	822	820
Lease fair value adjustment, net	881	1,133
Payables to related parties	270	—
Other	460	507

	4,966	6,027

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2012 and 2011	—	—
Additional capital invested	4,167	4,148
Retained earnings	1,001	474
Accumulated other comprehensive loss	(821)	(297)

	4,347	4,325

	$20,113	$20,164

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010
Cash Flows from Operating Activities:
Net income (loss)	$527	$569	$(95)	$441
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	592	626	177	380
Special charges, non-cash portion	11	10	—	18
Debt and lease discount amortization	(272)	(242)	(64)	8
Share-based compensation	5	9	1	10
Deferred income taxes	(4)	(6)	(6)	—
Other operating activities	(8)	25	(10)	10
Changes in operating assets and liabilities, net of Merger —
Increase (decrease) in frequent flyer deferred revenue and advanced purchase of miles	(39)	125	59	141
(Increase) decrease in other current assets	22	(71)	56	(176)
Increase (decrease) in other liabilities	(72)	40	1	230
Increase (decrease) in accounts payable	(96)	(23)	213	44
Increase (decrease) in advance ticket sales	(1,423)	(1)	(248)	400
Unrealized (gain) loss on fuel derivatives and change in related pending settlements	50	(29)	4	(11)
(Increase) decrease in receivables	436	(57)	5	(188)
(Increase) decrease in intercompany receivables	(1)	3	—	—
Increase in intercompany payables	341	11	—	—

Net cash provided by operating activities	69	989	93	1,307

Cash Flows from Investing Activities:
Capital expenditures and aircraft purchase deposits paid	(1,225)	(370)	(56)	(236)
Increase in short-term and other investments, net	(199)	(629)	(102)	(171)
Proceeds from sale of property and equipment	127	108	20	32
Decrease in restricted cash, net	25	25	—	3

Net cash used in investing activities	(1,272)	(866)	(138)	(372)

Cash Flows from Financing Activities:
Payments of long-term debt and capital lease obligations	(657)	(915)	(358)	(836)
Proceeds from issuance of long-term debt, net	1,121	152	90	1,025
Increase in deferred financing costs	(58)	—	—	—
Proceeds from exercise of stock options	14	24	13	28

Net cash provided by (used in) financing activities	420	(739)	(255)	217

Net increase (decrease) in cash and cash equivalents	(783)	(616)	(300)	1,152
Cash and cash equivalents at beginning of period	2,782	3,398	3,698	2,546

Cash and cash equivalents at end of period	$1,999	$2,782	$3,398	$3,698

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S EQUITY

(In millions)

	Common Stock		Additional Capital Invested	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Predecessor Company
Balance at December 31, 2009	139	$1	$2,216	$(442)	$(1,185)	$590

Net income from January 1 to September 30	—	—	—	441	—	441
Other comprehensive income (January 1 to September 30)	—	—	—	—	93	93
Issuance of common stock pursuant to stock plans	2	—	28	—	—	28
Share-based compensation	—	—	10	—	—	10

Balance at September 30, 2010	141	1	2,254	(1)	(1,092)	1,162

Successor Company
Merger Impact:
Elimination of equity accounts in connection with the Merger	(141)	(1)	(2,254)	1	1,092	(1,162)
Issuance of new stock by UAL pursuant to Merger	—	—	3,579	—	—	3,579
Contribution of indenture derivative asset by UAL	—	—	520	—	—	520
Net loss from October 1 to December 31	—	—	—	(95)	—	(95)
Other comprehensive income (October 1 to December 31)	—	—	—	—	290	290
Parent Company contribution related to stock plans	—	—	13	—	—	13
Other	—	—	3	—	—	3

Balance at December 31, 2010	—	—	4,115	(95)	290	4,310

Net income	—	—	—	569	—	569
Other comprehensive loss	—	—	—	—	(587)	(587)
Parent Company contribution related to stock plans	—	—	24	—	—	24
Share-based compensation	—	—	9	—	—	9

Balance at December 31, 2011	—	—	4,148	474	(297)	4,325

Net income	—	—	—	527	—	527
Other comprehensive loss	—	—	—	—	(524)	(524)
Parent Company contribution related to stock plans	—	—	14	—	—	14
Share-based compensation	—	—	5	—	—	5

Balance at December 31, 2012	—	$—	$4,167	$1,001	$(821)	$4,347

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.,

UNITED AIR LINES, INC. AND CONTINENTAL AIRLINES, INC.,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL”) is a holding company and its principal, wholly-owned subsidiaries are United Air Lines, Inc. (together with its consolidated subsidiaries, “United”) and Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”). All significant intercompany transactions are eliminated.

We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-K for disclosures that relate to all of UAL, United and Continental. As UAL consolidated United and Continental beginning October 1, 2010 for financial statement purposes, disclosures that relate to United or Continental activities also apply to UAL, unless otherwise noted. When appropriate, UAL, United and Continental are named specifically for their related activities and disclosures.

Continental

As a result of the application of the acquisition method of accounting, the Continental financial statements prior to October 1, 2010 are not comparable with the financial statements for periods on or after October 1, 2010. References to “Continental Successor” refer to Continental on or after October 1, 2010, after giving effect to the application of acquisition accounting. References to “Continental Predecessor” refer to Continental prior to October 1, 2010.

NOTE 1 - MERGER

On May 2, 2010, UAL Corporation, Continental and JT Merger Sub Inc., a wholly-owned subsidiary of UAL Corporation, entered into an Agreement and Plan of Merger (the “Merger agreement”). On October 1, 2010, JT Merger Sub Inc. merged with and into Continental, with Continental surviving as a wholly-owned subsidiary of UAL Corporation (the “Merger”). Upon closing of the Merger, UAL Corporation became the parent company of both United and Continental and UAL Corporation’s name was changed to United Continental Holdings, Inc.

Pursuant to the terms of the Merger agreement, each outstanding share of Continental common stock was converted into and became exchangeable for 1.05 fully paid and nonassessable shares of UAL common stock with any fractional shares paid in cash. UAL issued approximately 148 million shares of UAL common stock to former holders of Continental Class B common stock (“Continental common stock”). Based on the closing price of $23.66 per share of UAL common stock on September 30, 2010, the last trading day before the closing of the Merger, the aggregate value of the consideration paid in connection with the Merger was approximately $3.7 billion.

The Merger was accounted for as a business combination using the acquisition method of accounting with Continental considered the acquiree. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The acquisition values have been pushed down to Continental for its separate-entity financial statements as of October 1, 2010. The excess of the purchase price over the net fair value of assets and liabilities acquired was recorded as goodwill. Goodwill will not be amortized, but will be tested for impairment at least annually.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The following policies are applicable to UAL, United and Continental, except as noted below under Continental Predecessor Accounting Policies, for accounting policies followed by Continental Predecessor that are materially different than the Company’s accounting policies.

(a)	Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

(b)	Passenger Revenue Recognition—The value of unused passenger tickets is included in current liabilities as advance ticket sales. The Company records passenger ticket sales and tickets sold by other airlines for use on United or Continental as passenger revenue when the transportation is provided or upon estimated breakage. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date.

Fees charged in association with changes or extensions to non-refundable tickets are recorded as other revenue at the time the fee is incurred. The fare on the changed ticket, including any additional collection, is deferred and recognized in accordance with our transportation revenue recognition policy at the time the transportation is provided. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company’s additional service to modify a previous sale. Therefore, the pricing of the change fee and the initial customer order are separately determined and represent distinct earnings processes. Refundable tickets expire after one year.

The Company records an estimate of breakage revenue on the flight date for tickets that will expire unused. These estimates are based on the evaluation of actual historical results. During the year ended December 31, 2012, UAL revised its estimate of breakage resulting in a reduction of passenger revenue of approximately $100 million (the majority of which relates to Continental). The Company recognizes cargo and other revenue as service is provided.

Under our capacity purchase agreements with regional carriers, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for selling all of the related seat inventory. We record the passenger revenue and related expenses as separate operating revenue and expense in the consolidated statement of operations.

In the separate financial statements of United and Continental, for tickets sold by one carrier but flown by the other, the carrier that operates the aircraft recognizes the associated revenue. Starting in March 2012, all tickets were sold through United. See Note 20 for additional information regarding related party transactions.

Accounts receivable primarily consist of amounts due from credit card companies and customers of our aircraft maintenance and cargo transportation services. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analyses. Bad debt expense and write-offs were not material for the years ended December 31, 2012, 2011 and 2010.

(c)	Frequent Flyer Accounting—The Company has a frequent flyer program that is designed to increase customer loyalty. Program participants earn mileage credits (“miles”) by flying on United, Continental and certain other participating airlines. Program participants can also earn miles through purchases from other non-airline partners that participate in the Company’s loyalty program. We sell miles to these partners, which include credit card issuers, retail merchants, hotels, car rental companies, and our participating airline partners. Miles can be redeemed for free, discounted or upgraded air travel and non-travel awards. The Company records its obligation for future award redemptions using a deferred revenue model.

In the first quarter of 2012, the Company moved to a single loyalty program, MileagePlus. Continental’s loyalty program formally ended in the first quarter of 2012, at which point United automatically enrolled OnePass members in MileagePlus and deposited into those MileagePlus accounts award miles equal to OnePass members’ award miles balance.

Miles Earned in Conjunction with Flights

In the case of the sale of air services, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale representing the value of the related miles.

The Company adopted Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) on January 1, 2011. In accordance with ASU 2009-13, the Company determines the estimated selling price of the air transportation and miles as if each element is sold on a separate basis. The total consideration from each ticket sale is then allocated to each of these elements individually on a pro rata basis. The Company revised the estimated selling price of miles as a prospective change in estimate, effective January 1, 2012, and it is based on the price we sell miles to Star Alliance partners in our reciprocal frequent flyer agreements as the best estimate of selling price for these miles. Any changes to the composition of Star Alliance airline partners may result in the existing estimated selling price of air transportation miles no longer being representative of the best estimate of selling price and could result in a change to the amount and method we use to determine the estimated selling price. On February 14, 2013, US Airways announced an agreement to merge with AMR Corporation and its intent to exit Star Alliance as a result of such merger. We are currently unable to estimate the timing or amount of any changes to estimated selling price as a result of this merger.

Prior to 2011, the Company accounted for the sale of air transportation by deferring the fair value of miles and recognizing the residual amount of ticket proceeds as passenger revenue at the time the air transportation was provided. The fair value of miles was based on an equivalent ticket value that was a weighted average ticket value of each outstanding mile, based upon projected redemption patterns for available award choices when such miles were consumed.

Co-branded Credit Card Partner Mileage Sales

United also has a significant contract to sell frequent flyer miles to its co-branded credit card partner, Chase Bank USA, N.A. (“Chase”). On June 9, 2011, this contract was modified and the Company entered into The Consolidated Amended and Restated Co-Branded Card Marketing Services Agreement dated June 9, 2011 (the “Co-Brand Agreement”) with Chase.

The Company has identified five revenue elements in the Co-Brand Agreement: the air transportation element represented by the value of the mile (generally resulting from its redemption for future air transportation); use of the United brand and access to frequent flyer member lists; advertising; baggage services; and airport lounge usage (together, excluding “the air transportation element”, the “marketing-related deliverables”).

The fair value of the elements is determined using management’s estimated selling price of each element. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Co-Brand Agreement in order to determine the allocation of proceeds to each of the multiple elements to be delivered.

The estimated selling price of miles is based on the contractual rate at which we sell miles to our Star Alliance partners participating in reciprocal frequent flyer programs as the best estimate of selling price for these miles, which is generally consistent with the methodology described in Miles Earned in Conjunction with Flights, above. Management prospectively applied this change in estimate effective January 1, 2012. The financial impact of this change in estimate was substantially offset by the Company’s change in estimate of its breakage for a portion of its miles, which were previously not subject to an expiration policy. The revised estimates to breakage increased the estimate of miles in the population that are expected to ultimately expire.

The transition provisions of ASU 2009-13 required the Company’s existing deferred revenue balance be adjusted retroactively to reflect the value of any undelivered element remaining at the date of contract modification as if we had been applying ASU 2009-13 since the initiation of the Co-Brand Agreement.

We applied this transition provision by revaluing the undelivered air transportation element using its new estimated selling price as determined in connection with the contract modification. This estimated selling price was lower than the rate at which the undelivered element had been deferred under the previous co-branded credit card contracts, and as a result, we recorded a one-time non-cash adjustment to decrease frequent flyer deferred revenue and increase special revenues by $107 million in June 2011, which is included in the table below under Accounting Policy Changes.

The Company records passenger revenue related to the air transportation element when the transportation is delivered. The other elements are generally recognized as other operating revenue when earned.

Prior to 2011, the Company had two primary revenue elements, marketing and air transportation, using an equivalent ticket value to determine the fair value of miles, and applying a residual accounting methodology to allocate the arrangement consideration.

Expiration of Miles

United accounts for miles sold and awarded that will never be redeemed by program members, which we refer to as “breakage,” using the redemption method. UAL reviews its breakage estimates annually based upon the latest available information regarding redemption and expiration patterns. The Company re-evaluated its population breakage estimates for a portion of its miles, which were previously not subject to an expiration policy, and increased the estimate of miles in the population expected to ultimately expire.

The Company’s estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the programs.

Accounting Policy Changes

The application of ASU 2009-13 in 2011 to passenger ticket transactions and the Chase co-branded credit card relationship (including the special revenue item) resulted in the following estimated increases to revenue in the year of adoption (in millions, except per share amounts):

	Year Ended December 31, 2011
	UAL	United	Continental
Operating revenue (including special revenue item)	$600	$395	$205
Per basic share	1.82	NM	NM
Per diluted share	1.57	NM	NM

The annual impact of adopting ASU 2009-13 on operating revenue will decrease over time. Our ability to project the annual decline for each year is significantly impacted by credit card sales volumes, frequent flyer redemption patterns, and other factors, including the 2012 changes in breakage from the application of the 18 month expiration policy to certain miles and the change in estimated selling price for flight miles, all of which are described above. As a result, the impact of the accounting change in 2012 and future periods cannot be objectively determined.

Other Information

The following table provides additional information related to the frequent flyer program at the UAL consolidated level (in millions):

Year Ended December 31,	Cash Proceeds from Miles Sold	Other Revenue Recognized Upon Award of Miles to Third-Party Customers (a)	Increase in Frequent Flyer Deferred Revenue for Miles Awarded (b)	Net Increase in Advanced Purchase of Miles (c)
2012	$2,852	$816	$2,036	$—
2011	3,121	566	2,357	198
2010	2,156	331	1,739	86

(a) This amount represents other revenue recognized during the period from the sale of miles to third parties, representing the marketing services component of the sale.
(b) This amount represents the increase to frequent flyer deferred revenue during the period.
(c) This amount represents the net increase in the advance purchase of miles obligation due to cash payments for the sale of miles in excess of miles awarded to customers.

Continental’s frequent flyer program accounting changed significantly as a result of the Merger. See Continental Predecessor Accounting Policies, below, for the Continental Predecessor policy.

(d)	Cash and Cash Equivalents and Restricted Cash— Highly liquid investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents.

Restricted cash primarily includes cash collateral associated with workers’ compensation obligations, reserves for institutions that process credit card ticket sales and cash collateral received from fuel hedge counterparties. Restricted cash, cash equivalents and investments are classified as short-term or long-term in the consolidated balance sheets based on the expected timing of return of the assets to the Company. Airline industry practice includes classification of restricted cash flows as either investing cash flows or operating cash flows. Cash flows related to restricted cash activity are classified as investing activities because the Company considers restricted cash arising from these activities similar to an investment.

(e)	Short-term Investments—Short-term investments are classified as available-for-sale and are stated at fair value. Realized gains and losses on sales of investments are reflected in nonoperating income (expense) in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income/loss.

(f)	Aircraft Fuel, Spare Parts and Supplies—The Company accounts for aircraft fuel, spare parts and supplies at average cost and provides an obsolescence allowance for aircraft spare parts and supplies.

(g)	Property and Equipment—The Company records additions to owned operating property and equipment at cost when acquired. Property under capital leases and the related obligation for future lease payments are recorded at an amount equal to the initial present value of those lease payments. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized as property and equipment. It is the Company’s policy to record liquidated damages from late delivery of aircraft as a reduction of the cost of the related aircraft.

Depreciation and amortization of owned depreciable assets is based on the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the remaining term of the lease, including estimated facility renewal options when renewal is reasonably assured at key airports, or the estimated useful life of the related asset, whichever is less. Properties under capital leases are amortized on the straight-line method over the life of the lease or, in the case of certain aircraft, over their estimated useful lives, whichever is shorter. Amortization of capital lease assets is included in depreciation and amortization expense. The estimated useful lives of property and equipment are as follows:

Estimated Useful Life (in years)
Aircraft and related rotable parts	27 to 30
Buildings	25 to 45
Other property and equipment	4 to 15
Computer software	5
Building improvements	1 to 40

As of December 31, 2012, UAL, United and Continental had a carrying value of computer software of $302 million, $68 million and $234 million, respectively. For the year ended December 31, 2012, UAL, United and Continental depreciation expense related to computer software was $81 million, $37 million and $44 million, respectively. Aircraft parts were assumed to have residual values with a range of 7% to 11% of original cost, depending on type, and other categories of property and equipment were assumed to have no residual value.

(h)	Maintenance and Repairs—The cost of maintenance and repairs, including the cost of minor replacements, is charged to expense as incurred, except for costs incurred under our power-by-the-hour (“PBTH”) engine maintenance agreements. PBTH contracts transfer certain risk to third-party service providers and fix the amount we pay per flight hour or per cycle to the service provider in exchange for maintenance and repairs under a predefined maintenance program. Under PBTH agreements, the Company recognizes expense at a level rate per engine hour, unless the level of service effort and the related payments during the period are substantially consistent, in which case the Company recognizes expense based on the amounts paid.

(i)	Lease Fair Value Adjustments—Lease fair value adjustments, which arose from recording operating leases at fair value under fresh start accounting or the Merger, are amortized on a straight line basis over the related lease term.

(j)	Regional Capacity Purchase—Payments made to regional carriers under capacity purchase agreements are reported in regional capacity purchase in our consolidated statements of operations. As of December 31, 2012, United had 222 call options to purchase regional jet aircraft being operated by certain regional carriers. At December 31, 2012, none of the call options was exercisable because none of the required conditions to make an option exercisable by United was met.

(k)	Advertising—Advertising costs, which are included in other operating expenses, are expensed as incurred. Advertising expenses for the three years ended December 31 were as follows (in millions):

	UAL	United	Continental Successor	Continental Predecessor
2012	$154	$83	$71
2011	142	73	69
2010	90	67	23	$74

(l)

Intangibles—The Company has finite-lived and indefinite-lived intangible assets, including goodwill. As of December 31, 2012, goodwill represents the excess purchase price over the fair values of tangible and identifiable intangible assets acquired and liabilities assumed from Continental in the Merger. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs.

In most cases, these indefinite-lived assets are separately associated with and directly assignable to a specific separate company. In cases where the asset is shared between the companies, a prorate allocation was performed based on historical financial and operating measures. This resulted in a fair value allocation of such assets to United and Continental of 54% and 46%, respectively. Any impairment charges resulting from the testing of the fair values of these indefinite-lived intangible assets are also assigned to the applicable company using the same methodology; the impairment charge is recognized at the company to which the asset is assigned. See Notes 4 and 21 for additional information related to intangibles, including impairments recognized in 2012, 2011 and 2010.

(m)	Long-Lived Asset Impairments—The Company evaluates the carrying value of long-lived assets and intangible assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. For purposes of this testing, the Company has generally identified the aircraft fleet type as the lowest level of identifiable cash flows for purposes of testing aircraft for impairment. An impairment charge is recognized when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value. See Note 21 for information related to asset impairments.

(n)	Share-Based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Obligations for cash-settled restricted stock units (“RSUs”) are remeasured at fair value throughout the requisite service period on the last day of each reporting period based upon the Company’s stock price. In addition to the service requirement, cash-settled performance-based RSUs have performance metrics that must be achieved prior to vesting. These awards are accrued based on the expected level of achievement at each reporting period. A cumulative adjustment is recorded to adjust compensation expense based on the current fair value of the awards and expected level of achievement for the performance-based awards. See Note 7 for additional information on the Company’s share-based compensation plans.

(o)	Ticket Taxes—Certain governmental taxes are imposed on the Company’s ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis (excluded from operating revenue).

(p)	Retirement of Leased Aircraft—The Company accrues for estimated lease costs over the remaining term of the lease at the present value of future minimum lease payments, net of estimated sublease rentals (if any), in the period that aircraft are permanently removed from service. When reasonably estimable and probable, the Company estimates maintenance lease return condition obligations for items such as minimum aircraft and engine conditions specified in leases and accrues these amounts over the lease term while the aircraft are operating, and any remaining unrecognized estimated obligations are accrued in the period that an aircraft is removed from service.

(q)	Uncertain Income Tax Positions—The Company has recorded reserves for income taxes and associated interest that may become payable in future years. Although management believes that its positions taken on income tax matters are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. See Note 8 for further information related to uncertain income tax positions.

(r)	Labor Costs—The Company records expenses associated with amendable labor agreements when the employee group has earned the compensation and the amounts are probable and estimable. These include costs associated with lump sum cash payments that would be made in conjunction with the ratification of labor agreements. To the extent these upfront costs are in lieu of future pay increases, they would be capitalized and amortized over the term of the labor agreements. If not, these amounts would be expensed when they become probable and estimable.

(s)	Third-Party Business—United has third-party business revenue that includes fuel sales, catering, ground handling, maintenance services and frequent flyer award non-air redemptions, and third-party business revenue is recorded in other revenue. The Company has a contract to sell aircraft fuel to a third party which is earnings-neutral but results in revenue and expense, specifically cost of sale which is unrelated to the operation of the airline. United also incurs third-party business expenses, such as maintenance, ground handling and catering services for third parties, fuel sales and non-air mileage redemptions, and those third-party business expenses are recorded in other operating expenses.

Continental Predecessor Accounting Policies

The following summarizes Continental Predecessor accounting policies that materially differ from the Company’s accounting policies, described above.

Revenue Recognition—Continental Predecessor recognized passenger revenue for ticket breakage when the ticket expired unused.

Frequent Flyer Accounting—Continental accounted for mileage credits earned by flying on Continental under an incremental cost model, rather than a deferred revenue model. For those frequent flyer accounts that had sufficient mileage credits to claim the lowest level of free travel, Continental recorded a liability for either the estimated incremental cost of providing travel awards that were expected to be redeemed for travel on Continental or the contractual rate of expected redemption on alliance carriers. Incremental cost included the cost of fuel, meals, insurance and miscellaneous supplies, less any fees charged to the passenger for redeeming the rewards, but did not include any costs for aircraft ownership, maintenance, labor or overhead allocation. The liability was adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the frequent flyer program. Changes in the liability were recognized as passenger revenue in the period of change.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement: Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. Some of the key amendments to the fair value measurement guidance include the highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement and fair value of an instrument classified in a reporting entity’s shareholders’ equity. Additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy include a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place, a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs and the level in the fair value hierarchy of items that are not measured at fair value in the consolidated balance sheet but whose fair value must be disclosed. ASU 2011-04 became effective for the Company’s annual and interim periods beginning January 1, 2012, and the required disclosures are disclosed in Note 12 of this report.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents information about the Company’s goodwill and other intangible assets at December 31 (in millions):

		2012		2011
UAL	Asset life (a)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$4,523		$4,523

Finite-lived intangible assets
Airport slots and gates		$99	$75	$100	$61
Hubs		145	52	145	44
Patents and tradenames		108	99	108	86
Frequent flyer database		1,177	447	1,177	381
Contracts		167	75	167	64
Other		109	44	109	34

Total		$1,805	$792	$1,806	$670

Indefinite-lived intangible assets
Airport slots and gates		$981		$1,011
Route authorities		1,606		1,606
Tradenames and logos		593		593
Alliances		404		404

Total		$3,584		$3,614

United		2012		2011
Finite-lived intangible assets
Airport slots and gates	9	$72	$59	$72	$52
Hubs	20	145	52	145	44
Patents	3	70	70	70	70
Frequent flyer database	21 (b)	521	327	521	296
Contracts	13	140	68	140	60
Other	7	12	12	13	12

Total		$960	$588	$961	$534

Indefinite-lived intangible assets
Airport slots		$201		$201
Route authorities		1,117		1,117
Tradenames		420		420
Alliances		118		118

Total		$1,856		$1,856

Continental		2012		2011
Goodwill		$4,523		$4,523

Finite-lived intangible assets
Airport slots	4	$27	$16	$28	$9
Frequent flyer database	23 (b)	656	120	656	85
Tradenames	3	38	29	38	16
Contracts	10	27	7	27	4
Other	27	97	32	96	22

Total		$845	$204	$845	$136

Indefinite-lived intangible assets
Airport slots		$782		$812
Route authorities		489		489
Alliances		286		286
Tradenames and logos		173		173

Total		$1,730		$1,760

(a) Weighted average life expressed in years. UAL is covered by the weighted average of each of its individual subsidiaries.

(b) The United and Continental frequent flyer databases are amortized based on an accelerated amortization schedule to reflect utilization of the assets. Estimated cash flows correlating to the expected attrition rate of customers in the frequent flyer databases were considered in the determination of the amortization schedules.

The following table presents information related to the Company’s actual and expected future amortization expense (in millions):

Actual Amortization:	UAL	United	Continental Successor	Continental Predecessor
2012	$121	$55	$66
2011	169	61	108
2010	96	65	31	$11

Projected Amortization:
2013	$142	$52	$90
2014	129	46	83
2015	106	37	69
2016	91	34	57
2017	81	32	49

See Note 21 for information related to impairment of intangible assets.

NOTE 5 - COMMON STOCKHOLDERS’ EQUITY AND PREFERRED SECURITIES

UAL

At December 31, 2012, approximately 72 million shares of UAL common stock were reserved for future issuance related to the conversion of convertible debt securities and the issuance of equity based awards under UAL’s incentive compensation plans.

As of December 31, 2012, UAL had two shares of junior preferred stock (par value $0.01 per share) outstanding. In addition, UAL is authorized to issue 250 million shares of preferred stock (without par value) under UAL’s amended and restated certificate of incorporation.

In 2010, approximately nine million shares of UAL common stock were issued upon the redemption of Continental’s $175 million aggregate principal amount of 5% Convertible Notes due 2023. See Note 14 for additional information related to this transaction.

In October 2010, approximately 148 million shares of UAL common stock were issued to Continental stockholders in exchange for Continental common stock in connection with the Merger. See Note 1 for additional information related to this transaction.

Continental

In connection with the Merger, on October 1, 2010, all outstanding 141 million shares of Continental common stock were converted into and exchanged for 1.05 fully paid and nonassessable shares of UAL common stock with any fractional shares paid in cash. The shares of Continental common stock that were acquired by UAL were subsequently canceled and replaced with 1,000 shares of common stock ($0.01 par value), all of which are owned by UAL as of December 31, 2012.

NOTE 6 - EARNINGS (LOSS) PER SHARE

The computations of UAL’s basic and diluted earnings (loss) per share and the number of securities that have been excluded from the computation of diluted earnings per share amounts because they were antidilutive are set forth below (in millions, except per share amounts):

	2012	2011	2010
Basic earnings (loss) per share:
Net income (loss)	$(723)	$840	$253
Less: Income allocable to participating securities	—	(3)	(1)

Earnings (loss) available to common stockholders	$(723)	$837	$252

Basic weighted-average shares outstanding	331	329	207

Earnings (loss) per share, basic	$(2.18)	$2.54	$1.22

Diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$(723)	$837	$252
Effect of UAL 6% senior convertible notes	—	18	18
Effect of Continental 4.5% convertible notes	—	9	2
Effect of Continental 5% convertible notes	—	—	1

Earnings (loss) available to common stockholders including the effect of dilutive securities	$(723)	$864	$273

Basic weighted-average shares outstanding	331	329	207
Effect of UAL 6% senior convertible notes	—	40	40
Effect of Continental 4.5% convertible notes	—	12	3
Effect of employee stock options	—	2	2
Effect of Continental 5% convertible notes	—	—	1

Diluted weighted-average shares outstanding	331	383	253

Earnings (loss) per share, diluted	$(2.18)	$2.26	$1.08

Potentially dilutive shares excluded from diluted per share amounts:
UAL 6% senior convertible notes	40	—	—
Continental 4.5% convertible notes	12	—	—
UAL 4.5% senior limited-subordination convertible notes	5	11	22
Stock options	4	5	9
Continental 6% convertible junior subordinated debentures	4	4	1
Restricted shares	1	1	—
UAL 5% senior convertible notes	—	—	3

	66	21	35

The adjustments to earnings (loss) available to common stockholders are net of the related effect of profit sharing and income taxes, where applicable.

Continental Predecessor

The computations of Continental Predecessor’s basic and diluted earnings per share for the periods Continental had outstanding publicly-traded equity securities are set forth below (in millions, except per share amounts):

Nine Months Ended September 30, 2010
Basic earnings per share:
Net income	$441

Earnings available to common stockholders	$441

Basic weighted-average shares outstanding	140

Earnings per share, basic	$3.16

Diluted earnings per share:
Earnings available to common stockholders	$441
Effect of 5% convertible notes	10
Effect of 6% convertible junior subordinated debentures	10
Effect of 4.5% convertible notes	7

Earnings available to common stockholders including the effect of dilutive securities	$468

Basic weighted-average shares outstanding	140
Effect of 4.5% convertible notes	12
Effect of 5% convertible notes	9
Effect of 6% convertible junior subordinated debentures	4
Effect of employee stock options	2

Dilutive weighted-average shares outstanding	167

Earnings per share, diluted	$2.81

The adjustments to earnings available to common stockholders are net of the related effect of profit sharing and income taxes, where applicable.

Approximately two million weighted average options to purchase shares of Continental common stock for the nine months ended September 30, 2010 were excluded from the computation of diluted earnings per share because the effect of including the options would have been antidilutive.

NOTE 7 - SHARE-BASED COMPENSATION PLANS

Prior to the Merger, UAL and Continental maintained separate share-based compensation plans. These plans provide for grants of qualified and non-qualified stock options, stock appreciation rights, restricted stock awards, RSUs, performance compensation awards, performance units, cash incentive awards and other types of equity-based and equity-related awards. As part of the Merger, UAL assumed all of Continental’s outstanding share-based compensation plans.

All awards are recorded as equity or a liability in UAL’s consolidated balance sheet. The share-based compensation expense specifically attributable to the employees of United and Continental is directly recorded to salaries and related costs, or integration-related expense, within each of their respective statements of operations. United and Continental record an allocation of share-based expense for employees that devote a significant amount of time to both companies. As United and Continental do not sponsor their own share-based compensation plans, the disclosures below primarily relate to UAL. See the “Continental Predecessor” section below, for share-based compensation disclosures applicable to Continental prior to the Merger.

In February 2012, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.5 million shares of restricted stock and 0.6 million of RSUs that vest pro-rata over three years on the anniversary of the grant date. The time vested RSUs are cash-settled based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. In addition, UAL granted 1.3 million performance-based RSUs that will vest based on UAL’s return on invested capital for the three years ending December 31, 2014. If this performance condition is achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the RSUs as liability awards.

The following table provides information related to UAL share-based compensation plan cost, for the years ended December 31 (in millions):

	2012	2011	2010
Compensation cost: (a), (b)
Restricted stock units	$37	$18	$20
Restricted stock	13	12	6
Share-based awards converted to cash awards (c)	6	19	84
Stock options	1	5	7

Total	$57	$54	$117

(a) All compensation cost is recorded to Salaries and related costs, with the exception of $9 million, $17 million and $70 million in 2012, 2011 and 2010, respectively, that was recorded in integration and Merger-related costs as a component of special charges, respectively.

(b) United recorded $32 million, $28 million and $63 million of compensation cost related to UAL’s share-based plans during 2012, 2011 and 2010, respectively. These amounts included $5 million, $7 million and $24 million that were classified as integration and Merger-related costs as a component of special charges during 2012, 2011 and 2010, respectively. Continental Successor recorded $25 million, $26 million and $54 million of compensation cost related to UAL’s share-based plans during 2012, 2011 and 2010, respectively. These amounts included $4 million, $10 million and $46 million that were classified as integration and Merger-related costs as a component of special charges during 2012, 2011 and 2010, respectively.

(c)	As described below, in connection with the Merger, certain awards were converted into fixed cash equivalents.

The table below summarizes UAL’s unearned compensation and weighted-average remaining period to recognize costs for all outstanding share-based awards for the year ended December 31, 2012 (in millions, except as noted):

	Unearned Compensation (a)	Weighted- Average Remaining Period (in years)
Restricted stock units	$24	1.1
Restricted stock	7	1.4
Share-based awards converted to cash awards	1	0.2
Stock options	1	1.2

Total	$33

(a) Compensation cost attributable to future service related to unvested awards remaining to be recognized by United and Continental consists of $18 million and $15 million, respectively.

Merger Impacts - Continental Predecessor Share-Based Awards. Prior to completion of the Merger, Continental had outstanding stock options, non-employee director restricted stock awards and performance compensation awards (profit based RSUs) that were issued pursuant to its incentive compensation plans. Under the terms of Continental’s incentive plans, substantially all of the outstanding equity awards fully vested as a result of the Merger. The equity awards were assumed and issued by UAL using a 1.05 conversion rate and had a fair value of approximately $78 million at the Merger closing date which was included in the acquisition cost. In addition, as a result of the Merger, the performance criteria related to the profit based RSUs (“PBRSUs”) was deemed to be achieved for each open performance period (the three-year periods beginning January 1, 2008, 2009 and 2010) at a payment percentage of 150% and the minimum cash balance requirement was deemed satisfied. Following the Merger closing date, with limited exceptions as described below, payments under all outstanding PBRSUs remain subject to continued employment by the participant and will continue to be paid on their normal payment date over a three-year period. The PBRSUs were converted into a fixed cash equivalent based on a stock price of $23.48, the average closing price per share of Continental common stock for the 20 trading days preceding the completion of the Merger.

Merger Impacts - United Share-Based Awards. In May 2010, the UAL Board of Directors made a determination that the Merger should be considered a change of control for purposes of all outstanding awards. Accordingly, upon the completion of the Merger on October 1, 2010, eligible outstanding equity-based awards immediately vested except for certain officer awards that are subject to separate agreements, as discussed below. In September 2010, the Human Resources Subcommittee of the UAL Board of Directors elected to settle all eligible RSUs in cash. As a result, participants received $23.66 in exchange for each share unit, based on the closing price of UAL stock on the day prior to the Merger closing. The cash payment to settle these awards was $18 million and was paid during the fourth quarter of 2010.

Certain officers entered into separate agreements with the Company pursuant to which they agreed to waive the provisions providing for accelerated vesting upon the change of control. As part of the agreements, the outstanding restricted stock awards and RSUs were converted into fixed cash equivalents based on a stock price of $22.33 per share, UAL’s average closing share price for the preceding 20 days prior to the closing of the Merger. Following the Merger, with limited exceptions as described below, the payment of these awards remains subject to continued employment by the participant and will be paid on the original vesting dates. Upon termination of employment under certain circumstances following the Merger, the participant is entitled to a cash settlement. In the fourth quarter of 2010, UAL paid $19 million in cash for settlement of these awards in connection with Merger-related terminations.

Stock Options. The Company has not granted any stock options since 2010. Historically, stock options were awarded with exercise prices equal to the fair market value of UAL’s common stock on the date of grant. UAL stock options generally vest over a period of either three or four years and have a contractual life of 10 years. The Continental Predecessor stock options generally have an original contractual life of five years (management level employee options) or 10 years (outside directors). Expense related to each portion of an option grant is recognized on a straight-line basis over the specific vesting period for those options.

The table below summarizes UAL stock option activity for the years ended December 31, 2012, 2011 and 2010 (shares in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2010	6,406	$22.42
Issued in exchange for Continental options	7,366	16.77
Exercised	(2,467)	8.13		$42
Surrendered	(253)	28.77

Outstanding at December 31, 2010	11,052	21.70
Exercised	(2,449)	10.77		33
Surrendered	(1,657)	29.07

Outstanding at December 31, 2011	6,946	23.80
Exercised	(1,327)	12.42		14
Surrendered	(1,012)	30.50

Outstanding at December 31, 2012	4,607	25.60	2.9	20

Exercisable at December 31, 2012	4,358	25.76	2.9	20

The following table provides additional information for Continental Predecessor options granted in 2010 which were valued at the Merger date:

Weighted-average fair value assumptions:	2010
Risk-free interest rate	0.1 - 1.8%
Dividend yield	—%
Expected market price volatility of UAL common stock	75%
Expected life of options (years)	0.1 - 6.3
Weighted-average fair value	$11.52

The fair value of options is determined at the grant date, and at the Merger date in the case of Continental Predecessor options, using a Black Scholes option pricing model, which requires UAL to make several assumptions. The risk-free interest rate is based on the U.S. treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on UAL’s common stock was assumed to be zero since UAL did not have any plans to pay dividends at the time of the option grants.

The volatility assumptions were based upon historical volatilities of UAL and other comparable airlines whose shares are traded using daily stock price returns equivalent to the contractual term of the option. In addition, implied volatility data for both UAL and other comparable airlines, using current exchange-traded options, was utilized.

The expected lives of the options were determined based upon either a simplified assumption that the option will be exercised evenly from vesting to expiration or estimated using historical experience for the assumed options. The terms of certain UAL awards do not provide for the acceleration of vesting upon retirement. In addition, certain UAL awards and the assumed options awarded to employees that are retirement eligible either at the grant date or within the vesting period is considered vested at the respective retirement eligibility date.

Restricted Stock Awards and Restricted Stock Units. During 2011, the Compensation Committee of the UAL Board of Directors determined that all outstanding UAL RSUs will be settled in cash. As of December 31, 2012, UAL, United and Continental had recorded a liability of $57 million, $42 million and $15 million, respectively, related to its unvested RSUs. UAL paid $35 million, $57 million and $84 million related to its share-based liabilities during 2012, 2011 and 2010, respectively, consisting of $16 million, $6 million and $48 million related to United and $19 million, $51 million and $36 million related to Continental Successor, respectively.

The table below summarizes UAL’s RSU and restricted stock activity for the years ended December 31, 2012, 2011 and 2010 (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant Price	Restricted Stock	Weighted- Average Grant Price
Non-vested at January 1, 2010	1,719	$4.90	811	$27.82
Assumed in Merger	—	—	20	23.66
Granted	1,395	22.20	212	24.55
Modified	(449)	21.63	449	21.63
Converted to fixed cash equivalent	(1,496)	—	(164)	—
Vested	(1,069)	22.41	(651)	31.47
Surrendered	(49)	10.55	(6)	11.03

Non-vested at December 31, 2010	51	22.85	671	17.20
Granted	3,655	19.89	536	23.87
Vested	(141)	18.13	(195)	22.26
Surrendered	(199)	19.90	(27)	23.95

Non-vested at December 31, 2011	3,366	19.98	985	23.33
Granted	1,986	22.20	545	24.01
Vested	(552)	21.21	(643)	23.05
Surrendered	(569)	22.19	(115)	24.01

Non-vested at December 31, 2012	4,231	22.22	772	23.94

The fair value of RSUs and restricted shares vested in 2012, 2011 and 2010 was $27 million, $7 million and $33 million, respectively. The fair value of the restricted stock awards was primarily based upon the share price on the date of grant. These awards are accounted for as equity awards. The fair value of the cash-settled RSUs was based upon the Company’s stock price as of the last day preceding the settlement date. These awards were accounted for as liability awards. Restricted stock vesting and the recognition of the expense is similar to the stock option vesting described above.

Continental Predecessor

Share-Based Compensation Expense. Total share-based compensation expense included in salaries and related costs for the nine months ended September 30, 2010 was $57 million.

Stock Options. Stock options were awarded with exercise prices equal to the fair market value of Continental’s common stock on the date of grant. Management level employee stock options typically vested over a four year period and generally had five year terms. Expense related to each portion of an option grant was recognized on a straight-line basis over the specific vesting period for those options. Outside director stock options vested in full on the date of grant and had ten year terms. All outstanding options under the Continental 2005 Pilot Supplemental Option Plan, which vested over three years and have terms of six to eight years, and the

Continental 2005 Broad Based Employee Stock Option Plan, which vested over three years and have a term of six years, were already fully vested on the Merger closing date. Outstanding stock options granted under the Continental Incentive Plan 2000, the Continental 1998 Stock Incentive Plan, and the Continental 1997 Stock Incentive Plan became exercisable in full upon the closing of the Merger. Outstanding stock options granted under the Continental Incentive Plan 2010 vest on their original vesting schedule or earlier if the holder experiences an involuntary termination within two years of the Merger closing date.

The table below summarizes stock option transactions pursuant to Continental plans for Continental Predecessor activity for the nine months ended September 30, 2010 (shares in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2010	8,114	$16.08
Granted	654	23.83
Exercised	(1,652)	11.92		$18
Surrendered	(92)	29.59

Outstanding at September 30, 2010	7,024	17.60	2.0	61

The following table provides additional information for options granted by Continental Predecessor in 2010.

Weighted-average fair value assumptions:	2010
Risk-free interest rate	1.4%
Dividend yield	—%
Expected market price volatility of Continental common stock	88%
Expected life of options (years)	3.8
Weighted-average fair value	$14.55

The Black-Scholes-Merton option-pricing model was used to value the options at the grant date. The risk-free interest rate was based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on Continental common stock was assumed to be zero since Continental historically had not paid dividends. The market price volatility of Continental common stock was based on the historical volatility of the common stock over a time period equal to the expected term of the option and ending on the grant date. The expected life of the options was based on Continental’s historical experience for various work groups. Expense was recognized only for those option awards expected to vest, using an estimated forfeiture rate based on historical experience.

Profit Based RSU Awards. See Merger Impacts-Continental Predecessor Share-Based Awards, above, for a discussion of the impact of the Merger on PBRSU awards. Continental issued PBRSU awards pursuant to its long-term incentive and RSU programs, which provided for cash payments to Continental’s officers upon the achievement of specified profit sharing-based performance targets. The performance targets required that Continental reach target levels of cumulative employee profit sharing during the performance period and that Continental had net income calculated in accordance with GAAP for the applicable fiscal year in which the cumulative profit sharing target was met. To serve as a retention feature, payments related to the achievement of a performance target generally were made in annual increments over a three-year period to participants who remain continuously employed by Continental through each payment date. Payments also were conditioned on Continental having, at the end of the fiscal year preceding the date any payment was made, a minimum unrestricted cash, cash equivalents and short-term investments balance as set by the Human Resources Committee of Continental’s Board of Directors. If Continental did not achieve the minimum cash balance applicable to a payment date, the payment was deferred until the next payment date (March 1 of the next year), subject to a limit on the number of years payments could be carried forward. Payment amounts were calculated based on the number of PBRSUs subject to the award, the average closing price of Continental common stock during the 20 trading days preceding the payment date and the payment percentage set by the Human Resources Committee of Continental’s Board of Directors for achieving the applicable profit sharing-based performance target.

Continental accounted for the PBRSU awards as liability awards. Once it became probable that a profit sharing-based performance target would be met, Continental measured the awards at fair value based on its current stock price. The related expense was recognized ratably over the required service period, which ended on each payment date, after adjustment for changes in the then-current market price of Continental’s common stock.

NOTE 8 - INCOME TAXES

The significant components of the income tax expense (benefit) are as follows (in millions):

2012	UAL	United	Continental Successor	Continental Predecessor
Current	$(14)	$(8)	$(1)
Deferred	13	17	(4)

	$(1)	$9	$(5)

2011
Current	$11	$3	$—
Deferred	(6)	—	(6)

	$5	$3	$(6)

2010
Current	$10	$—	$2	$1
Deferred	(10)	(12)	(6)	—

	$—	$(12)	$(4)	$1

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows (in millions):

Year ended December 31, 2012	UAL	United	Continental Successor	Continental Predecessor
Income tax provision at statutory rate	$(253)	$(413)	$183
State income taxes, net of federal income tax	(15)	(20)	13
Foreign income taxes	7	6	1
Nondeductible employee meals	12	7	5
Nondeductible interest expense	19	19	—
Derivative market adjustment	—	—	(15)
Nondeductible compensation	5	3	2
Valuation allowance	234	415	(192)
Other, net	(10)	(8)	(2)

	$(1)	$9	$(5)

Year Ended December 31, 2011
Income tax provision at statutory rate	$298	$100	$199
State income taxes, net of federal income tax	(19)	(25)	8
Nondeductible acquisition costs	(17)	(8)	(9)
Nondeductible employee meals	12	7	5
Nondeductible interest expense	13	13	—
Derivative market adjustment	—	—	10
Nondeductible compensation	9	5	5
Valuation allowance	(294)	(92)	(223)
Other, net	3	3	(1)

	$5	$3	$(6)

Year Ended December 31, 2010
Income tax provision at statutory rate	$87	$135	$(35)	$155
State income taxes, net of federal income tax	24	24	1	8
Nondeductible acquisition costs	45	31	14	—
Nondeductible employee meals	8	7	1	3
Nondeductible interest expense	12	12	—	—
Change in tax law - Medicare Part D Subsidy	119	119	—	—
Nondeductible compensation	13	1	12	—
Goodwill credit	(22)	(22)	—	—
Valuation allowance	(290)	(322)	9	(166)
Tax benefit resulting from intraperiod tax allocation	—	—	(6)	—
Other, net	4	3	—	1

	$—	$(12)	$(4)	$1

State tax benefit recorded in 2011 resulted from certain adjustments to existing state tax net operating losses, such benefit was fully offset by an increase in the valuation allowance.

We are required to consider all items of income (including items recorded in other comprehensive income) in determining the amount of tax benefit that should be allocated to a loss from continuing operations. As a result, Continental Successor recorded $6 million of non-cash tax benefits on its loss from continuing operations for the three months ended December 31, 2010, which was exactly offset by income tax expense in other comprehensive income, a component of stockholder’s equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, Continental’s net deferred tax positions at December 31, 2010 was not impacted by this tax allocation.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows (in millions):

	UAL		United		Continental
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
Deferred income tax asset (liability):
Federal and state net operating loss (“NOL”) carryforwards (a)	$3,025	$2,911	$1,707	$2,024	$1,250	$835
Frequent flyer deferred revenue (a)	2,425	2,386	1,931	1,487	495	903
Employee benefits, including pension, postretirement, medical and the Pension Benefit Guaranty Corporation (“PBGC”) notes (a)	2,488	1,897	1,648	1,275	843	703
Lease fair value adjustment	259	376	—	—	259	376
AMT credit carryforwards	251	268	246	263	5	5
Other assets (a)	947	1,251	343	560	539	581
Less: Valuation allowance	(4,603)	(4,137)	(3,068)	(2,614)	(1,435)	(1,434)

Total deferred tax assets	$4,792	$4,952	$2,807	$2,995	$1,956	$1,969

Depreciation, capitalized interest and other	$(3,705)	$(3,860)	$(2,137)	$(2,303)	$(1,565)	$(1,554)
Intangibles	(1,578)	(1,627)	(819)	(833)	(760)	(795)
Other liabilities	(509)	(453)	(227)	(218)	(179)	(173)

Total deferred tax liabilities	$(5,792)	$(5,940)	$(3,183)	$(3,354)	$(2,504)	$(2,522)

Net deferred tax liability	$(1,000)	$(988)	$(376)	$(359)	$(548)	$(553)

(a) Deferred tax assets for 2012 reflect adjustments made in the current year to increase UAL and United’s deferred tax assets for frequent flyer deferred revenue and employee benefits by approximately $257 million and $187 million, respectively, and to reduce net operating loss carryforwards and other deferred tax assets by the same amounts.

As a result of the Merger, beginning October 1, 2010, Continental and its domestic consolidated subsidiaries joined the UAL federal consolidated tax return filing group, which also includes United and its domestic consolidated subsidiaries. Consolidated current and deferred tax expense was allocated to each of United and Continental using a method that treats each entity as though it had filed a separate tax return. Under the Company’s tax agreement, group members are compensated for their losses and other tax benefits only if they would be able to use those losses and tax benefits on a separate return basis. Tax liabilities between group members are settled in cash when the losses and tax benefits of one group have been fully exhausted and the Company begins making tax payments to tax authorities. Additionally, settlement in cash is required if a member leaves the consolidated tax group. Were a member to leave the group, its separate tax losses and benefits along with the corresponding receivable or liability to other group members may vary significantly from tax losses and benefits ascribed to it while a member of the group.

In addition to the deferred tax assets listed in the table above, UAL has an $883 million unrecorded tax benefit at December 31, 2012, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for UAL common stock issued to certain unsecured creditors and employees pursuant to UAL Corporation’s Chapter 11 bankruptcy protection. This unrecorded tax benefit is accounted for by analogy to Accounting Standards Codification Topic 718 which requires recognition of the tax benefit to be deferred until it is realized as a reduction of taxes payable. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future income and is incorporated into the disclosed amounts of our federal and state NOL carryforwards, which are discussed below.

The federal and state NOL carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carryforwards of $10.3 billion for UAL (including the NOLs discussed in the preceding paragraph). If not utilized these federal pre-tax NOLs will expire as follows (in billions): $1.5 in 2022, $1.6 in 2023, $2.4 in 2024, $2.0 in 2025 and $2.8 after 2025. In addition, the majority of state tax benefits of the net operating losses of $196 million for UAL expires over a five to 20-year period.

Both United and Continental experienced an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the Merger. However, the Company currently expects that these ownership changes will not significantly limit its ability to use its NOL and alternative minimum tax (“AMT”) credit carryforwards in the carryforward period because the size of the limitation exceeds our NOL and AMT credit carryforwards.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses available positive and negative evidence regarding the realizability of its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. To form a conclusion, management considers positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies, and negative evidence such as recent history of losses. Although the Company was no longer in a three-year cumulative loss position at the end of 2012, management determined that the loss in 2012, the overall modest level of cumulative pretax income in the three years ended December 31, 2012 of 0.4% of total revenues in that period and the uncertainty associated with projecting future taxable income supported the conclusion that the valuation allowance was still necessary on net deferred assets. As a result of the loss sustained in 2012 and the need to complete final integration activities that produce synergies and overcome cost increases from new labor agreements, management’s position is that sufficient positive evidence to support a reversal of the remaining valuation allowance does not exist and has retained a full valuation allowance on its deferred tax assets. Management will continue to evaluate future financial performance, as well as the impacts of special charges on such performance, to determine whether such performance provides sufficient evidence to support reversal of the valuation allowance.

The December 31, 2012 valuation allowances of $4.6 billion, $3.1 billion and $1.4 billion for UAL, United and Continental, respectively, if reversed in future years will reduce income tax expense. The current valuation allowance reflects increases from December 31, 2011 of $466 million, $454 million and $1 million for UAL, United and Continental, respectively, including amounts charged directly to other comprehensive income.

UAL’s unrecognized tax benefits related to uncertain tax positions were $19 million, $24 million and $32 million at 2012, 2011 and 2010, respectively. Included in the ending balance at 2012 is $17 million that would affect UAL’s effective tax rate if recognized. The Company does not expect significant increases or decreases in their unrecognized tax benefits within the next twelve months.

There are no significant amounts included in the balance at December 31, 2012 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company records penalties and interest relating to uncertain tax positions in other operating expenses and interest expense, respectively, in its consolidated statements of operations. The Company has not recorded any significant expense or liabilities related to interest or penalties in its consolidated financial statements.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits related to UAL’s uncertain tax positions (in millions):

	2012	2011	2010
Balance at January 1,	$24	$32	$16
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	(12)	—	—
Increase (decrease) in unrecognized tax benefits as a result of tax positions taken during a prior period	8	(9)	—
Decrease in unrecognized tax benefits relating from a lapse of the statute of limitations	(1)	—	—
Increase due to Continental’s uncertain tax positions at the Merger closing date	—	—	6
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	—	1	10

Balance at December 31,	$19	$24	$32

UAL’s federal income tax returns for tax years after 2002 remain subject to examination by the Internal Revenue Service (“IRS”) and state taxing jurisdictions. The IRS commenced an examination of UAL’s U.S. income tax returns for 2010 through 2011 in the fourth quarter of 2012. As of December 31, 2012, the IRS had not proposed any material adjustments to UAL’s returns. Continental’s federal income tax returns for tax years after 2001 remain subject to examination by the IRS and state taxing jurisdictions.

NOTE 9 - PENSION AND OTHER POSTRETIREMENT PLANS

The following summarizes the significant pension and other postretirement plans of United and Continental:

Pension Plans

Continental maintains two primary defined benefit pension plans, one covering pilot employees and another covering substantially all of its U.S. non-pilot employees other than Continental Micronesia and Chelsea Food Services employees. Each of these plans provide benefits based on a combination of years of benefit accruals service and an employee’s final average compensation. Additional benefit accruals were frozen under the plan covering Continental’s pilot employees during 2005, at which time any existing accrued benefits for pilots were preserved. Benefit accruals for Continental’s non-pilot employees under its other primary defined benefit pension plan continue.

United maintains a frozen defined benefit pension plan for a small number of former employees. United and Continental each maintain additional defined benefit pension plans, which cover certain international employees.

Other Postretirement Plans

United and Continental each maintain postretirement medical programs which provide medical benefits to certain retirees and eligible dependents, as well as life insurance benefits to certain retirees participating in United’s plan. Benefits provided are subject to applicable contributions, co-payments, deductible and other limits as described in the specific plan documentation.

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in these financial statements for the defined benefit and other postretirement plans (in millions):

Pension Benefits
	Year Ended December 31, 2012			Year Ended December 31, 2011

	UAL	United	Continental	UAL	United	Continental
Accumulated benefit obligation:	$3,978	$235	$3,743	$3,321	$220	$3,101

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,708	$259	$3,449	$3,322	$256	$3,066
Service cost	99	7	92	88	7	81
Interest cost	184	9	175	178	10	168
Actuarial (gain) loss	702	21	681	251	(2)	253
Gross benefits paid	(162)	(12)	(150)	(137)	(8)	(129)
Other	(5)	(1)	(4)	6	(4)	10

Projected benefit obligation at end of year	$4,526	$283	$4,243	$3,708	$259	$3,449

Change in plan assets:
Fair value of plan assets at beginning of year	$1,868	$195	$1,673	$1,871	$183	$1,688
Actual gain (loss) on plan assets	223	19	204	(47)	5	(52)
Employer contributions	228	16	212	194	24	170
Benefits paid	(162)	(12)	(150)	(137)	(8)	(129)
Other	—	3	(3)	(13)	(9)	$(4)

Fair value of plan assets at end of year	$2,157	$221	$1,936	$1,868	$195	$1,673

Funded status—Net amount recognized	$(2,369)	$(62)	$(2,307)	$(1,840)	$(64)	$(1,776)

	Pension Benefits
	December 31, 2012			December 31, 2011
	UAL	United	Continental	UAL	United	Continental
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$35	$35	$—	$31	$31	$—
Current liability	(4)	—	(4)	(9)	(3)	(6)
Noncurrent liability	(2,400)	(97)	(2,303)	(1,862)	(92)	(1,770)

Total liability	$(2,369)	$(62)	$(2,307)	$(1,840)	$(64)	$(1,776)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial gain (loss)	$(826)	$(22)	$(804)	$(231)	$(10)	$(221)
Prior service credit (cost)	2	15	(13)	3	18	(15)

Total accumulated other comprehensive income (loss)	$(824)	$(7)	$(817)	$(228)	$8	$(236)

	Other Postretirement Benefits
	Year Ended December 31, 2012			Year Ended December 31, 2011
	UAL	United	Continental	UAL	United	Continental
Change in benefit obligation:
Benefit obligation at beginning of year	$2,541	$2,233	$308	$2,494	$2,225	$269
Service cost	50	35	15	47	34	13
Interest cost	124	109	15	127	113	14
Plan participants’ contributions	77	75	2	73	70	3
Pilots’ liability transfer	—	76	(76)	—	—	—
Actuarial (gain) loss	110	120	(10)	(2)	(25)	23
Federal subsidy	13	13	—	13	13	—
Plan amendments	22	22	—	3	3	—
Gross benefits paid	(194)	(180)	(14)	(214)	(200)	(14)

Benefit obligation at end of year	$2,743	$2,503	$240	$2,541	$2,233	$308

Change in plan assets:
Fair value of plan assets at beginning of year	$58	$58	$—	$58	$58	$—
Actual return on plan assets	1	1	—	1	1	—
Employer contributions	116	104	12	141	129	12
Plan participants’ contributions	77	75	2	72	70	2
Benefits paid	(194)	(180)	(14)	(214)	(200)	(14)

Fair value of plan assets at end of year	$58	$58	$—	$58	$58	$—

Funded status—Net amount recognized	$(2,685)	$(2,445)	$(240)	$(2,483)	$(2,175)	$(308)

	Other Postretirement Benefits
	December 31, 2012			December 31, 2011
	UAL	United	Continental	UAL	United	Continental
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(71)	$(61)	$(10)	$(76)	$(60)	$(16)
Noncurrent liability	(2,614)	(2,384)	(230)	(2,407)	(2,115)	(292)

Total liability	$(2,685)	$(2,445)	$(240)	$(2,483)	$(2,175)	$(308)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial gain (loss)	$(79)	$(80)	$1	$33	$46	$(13)
Prior service cost	(24)	(24)	—	(2)	(2)	—

Total accumulated other comprehensive income (loss)	$(103)	$(104)	$1	$31	$44	$(13)

The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets at December 31 (in millions):

	UAL		United		Continental
	2012	2011	2012	2011	2012	2011
Projected benefit obligation	$4,387	$3,594	$144	$145	$4,243	$3,449
Accumulated benefit obligation	3,869	3,230	125	129	3,744	3,101
Fair value of plan assets	1,991	1,731	55	58	1,936	1,673

Net periodic benefit cost for the years ended December 31, included the following components (in millions):

	2012
	Pension Benefits			Other Postretirement Benefits
	UAL	United	Continental	UAL	United	Continental
Service cost	$99	$7	$92	$50	$35	$15
Interest cost	184	9	175	124	109	15
Expected return on plan assets	(138)	(11)	(127)	(2)	(2)	—
Amortization of prior service cost (credit)	(1)	(2)	1	—	—	—
Settlement (gain) loss	1	—	1	—	—	—
Amortization of unrecognized actuarial (gain) loss	21	1	20	(3)	(4)	1

Net periodic benefit cost	$166	$4	$162	$169	$138	$31

	2011
	Pension Benefits			Other Postretirement Benefits
	UAL	United	Continental	UAL	United	Continental
Service cost	$88	$7	$81	$47	$34	$13
Interest cost	178	10	168	127	113	14
Expected return on plan assets	(140)	(11)	(129)	(2)	(2)	—
Amortization of prior service cost (credit)	(2)	(2)	—	—	—	—
Settlement (gain) loss	1	1	—	—	—	—
Amortization of unrecognized actuarial (gain) loss	(20)	1	(21)	(2)	(1)	(1)

Net periodic benefit cost	$105	$6	$99	$170	$144	$26

	2010
	Pension Benefits				Other Postretirement Benefits
	UAL	United	Continental Successor	Continental Predecessor	UAL	United	Continental Successor	Continental Predecessor
Service cost	$27	$6	$21	$50	$33	$30	$3	$7
Interest cost	51	9	42	119	120	116	4	10
Expected return on plan assets	(39)	(9)	(30)	(82)	(2)	(2)	—	—
Curtailment gain	(7)	—	(7)	—	—	—	—	—
Amortization of prior service cost (credit)	(2)	(2)	—	7	—	—	—	16
Special termination benefits	4	—	4	—	—	—	—	—
Amortization of unrecognized actuarial (gain) loss	1	1	—	65	(12)	(12)	—	(3)

Net periodic benefit cost	$35	$5	$30	$159	$139	$132	$7	$30

The estimated amounts that will be amortized in 2013 for actuarial losses are as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	UAL	United	Continental	UAL	United	Continental
Actuarial loss to be reclassified from accumulated other comprehensive income into net periodic benefit cost	$73	$2	$71	$7	$7	$—

The weighted-average assumptions used for the benefit plans were as follows:

	Pension Benefits
	United		Continental
Weighted-average assumptions used to determine benefit obligations	2012	2011	2012	2011
Discount rate	3.25%	3.34%	4.25%	5.13%
Rate of compensation increase	3.28%	3.11%	2.44%	2.44%

Weighted-average assumptions used to determine net expense
Discount rate	3.40%	3.67%	5.13%	5.52%
Expected return on plan assets	5.65%	5.82%	7.75%	7.75%
Rate of compensation increase	3.15%	3.32%	2.44%	2.44%

	Other Postretirement Benefits
	United		Continental
Weighted-average assumptions used to determine benefit obligations	2012	2011	2012	2011
Discount rate	4.13%	4.93%	3.97%	4.78%
Weighted-average assumptions used to determine net expense
Discount rate	4.93%	5.15%	4.78%	4.97%
Expected return on plan assets	4.00%	4.00%	N/A	N/A
Health care cost trend rate assumed for next year	6.75%	7.00%	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2020)	5.00%	5.00%	5.00%	5.00%

UAL selected the 2012 discount rate for each of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2012, that would provide the necessary cash flows to match projected benefit payments.

We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans’ assets. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the pension plans’ investments are periodically rebalanced to our targeted allocation when considered appropriate. Continental’s plan assets are allocated within the following guidelines:

	Percent of Total	Expected Long-Term Rate of Return

Equity securities	38-54%	9.5%
Fixed-income securities	27-33	6.0
Alternatives	17-23	7.3
Other	2-6	3.8

United’s target allocation for the defined benefit pension plan assets is 57% in equity securities and 43% in fixed income securities, while 100% of other postretirement plan assets are invested in a deposit administration fund.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement plans. A 1% change in the assumed health care trend rate for the Company would have the following additional effects (in millions):

	UAL		United		Continental
	1% Increase	1% Decrease	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total service and interest cost for the year ended December 31, 2012	$22	$(18)	$17	$(14)	$5	$(4)
Effect on postretirement benefit obligation at December 31, 2012	338	(280)	296	(247)	42	(33)

A one percentage point decrease in the weighted average discount rate would increase UAL’s postretirement benefit liability by approximately $336 million and increase the estimated 2012 benefits expense by approximately $23 million.

Fair Value Information. Accounting standards require us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1	Unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value
Level 2	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs
Level 3	Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities

The following tables present information about the Company’s pension and other postretirement plan assets at December 31 (in millions):

	UAL - 2012				UAL - 2011
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity securities funds	$1,034	$383	$651	$—	$872	$355	$517	$—
Fixed-income securities	611	—	609	2	530	—	530	—
Alternatives	394	—	234	160	344	—	195	149
Insurance contract	36	—	—	36	42	—	—	42
Other investments	82	—	82	—	80	—	80	—

Total	$2,157	$383	$1,576	$198	$1,868	$355	$1,322	$191

Other Postretirement Benefit Plan Assets:
Deposit administration fund	$58	$—	$—	$58	$58	$—	$—	$58

	United - 2012				United - 2011
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity securities funds	$125	$—	$125	$—	$102	$—	$102	$—
Fixed-income securities	56	—	56	—	47	—	47	—
Insurance contract	36	—	—	36	42	—	—	42
Other investments	4	—	4	—	4	—	4	—

Total	$221	$—	$185	$36	$195	$—	$153	$42

Other Postretirement Benefit Plan Assets:
Deposit administration fund	$58	$—	$—	$58	$58	$—	$—	$58

	Continental - 2012				Continental - 2011
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity securities funds	$909	$383	$526	$—	$770	$355	$415	$—
Fixed-income securities	555	—	553	2	483	—	483	—
Alternatives	394	—	234	160	344	—	195	149
Other investments	78	—	78	—	76	—	76	—

Total	$1,936	$383	$1,391	$162	$1,673	$355	$1,169	$149

Equity and Fixed-Income Securities. Equity securities include investments in both developed market and emerging market equity securities. Fixed-income securities include primarily U.S. and non-U.S. government fixed-income securities and U.S. and non-U.S corporate fixed-income securities along with asset-backed securities.

Insurance Contract and Deposit Administration Fund. Each of these investments are stable value investment products structured to provide investment income.

Alternatives. Alternative investments consist primarily of investments in hedge fund and private equity interests.

Other investments. Other investments consist primarily of investments in currency and commodity commingled funds.

The reconciliation of our defined benefit plan assets measured at fair value using unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 is as follows (in millions):

	2012			2011
	UAL	United	Continental	UAL	United	Continental
Balance at beginning of year	$249	$100	$149	$250	$100	$150
Actual return on plan assets:
Unrealized gains (losses) relating to assets still held at year end	(47)	2	(49)	6	3	3
Purchases, sales, issuances and settlements (net)	54	(8)	62	(7)	(3)	(4)

Balance at end of year	$256	$94	$162	$249	$100	$149

Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. The Company’s contributions reflected above have satisfied its required contributions through the 2012 calendar year. Expected 2013 employer contributions to all of the Company’s pension and postretirement plans are as follows (in millions):

	Pension	Other Postretirement Benefits
UAL	$217	$134
United	17	124
Continental	200	10

Each of UAL’s, United’s and Continental’s estimated future benefit payments, net of expected participant contributions, in all of the pension plans and other postretirement benefit plans as of December 31, 2012 are as follows (in millions):

	Pension	Other Postretirement	Other Postretirement— subsidy receipts
UAL
2013	$312	$136	$7
2014	317	143	8
2015	321	150	9
2016	320	159	10
2017	317	166	11
Years 2018 – 2022	1,579	964	61
United
2013	$11	$126	$7
2014	11	131	8
2015	9	137	9
2016	10	144	10
2017	11	150	11
Years 2018 – 2022	67	865	61

Continental
2013	$301	$10	$—
2014	306	12	—
2015	312	13	—
2016	310	15	—
2017	306	16	—
Years 2018 – 2022	1,512	99	—

Defined Contribution Plans

Depending upon the employee group, employer contributions consist of matching contributions and/or non-elective employer contributions. United’s and Continental’s employer contribution percentages vary from 2% to 16% and less than 1% to 16%, respectively, of eligible earnings depending on the terms of each plan. The Company’s contributions to its defined contribution plans for the years ended December 31 were as follows (in millions):

	UAL (a)	United (a)	Continental Successor	Continental Predecessor
2012	$366	$254	$112
2011	325	230	95
2010	254	231	23	$74

(a) UAL and United amounts include International Association of Machinists (“IAM”) multi-employer plan contributions of $36 million, $34 million and $34 million for years ended December 31, 2012, 2011 and 2010, respectively.

Multi-Employer Plans

In 2006, United began participating in the IAM National Pension Plan (“IAM Plan”) with respect to certain employees. The IAM Plan is a multi-employer pension plan whereby contributions by the participating company are based on covered hours by the applicable covered employees. The risks of participating in these multi-employer plans are different from single-employer plans, as the Company can be subject to additional risks that others do not meet their obligations, which in certain circumstances could revert to United.

United’s participation in the IAM Plan for the annual period ended December 31, 2012 is outlined in the table below. There have been no significant changes that affect the comparability of 2012 and 2011 contributions. United’s contributions to the IAM Plan was $36 million, $34 million and $34 million for the years ended December 31, 2012, 2011 and 2010, respectively. The IAM Plan reported $350 million in employers’ contributions for the year ended December 31, 2011. For 2011, United’s contribution to the IAM Plan represented more than 5% of total contributions.

Pension Fund	IAM National Pension Fund
EIN/ Pension Plan Number	51-6031295 - 002
Pension Protection Act Zone Status (2012 and 2011)*	Green Zone
FIP/RP Status Pending/Implemented	No
United’s Contributions	$36 million and $34 million in the years ended December 31, 2012 and 2011, respectively
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	N/A

* Plans in the green zone are at least 80 percent funded.

At the date the financial statements were issued, Forms 5500 were not available for the plan year ending in 2012.

Profit Sharing

In 2012 and 2011, substantially all employees participated in profit sharing plans, which paid 15% of total pre-tax earnings, excluding special items and share-based compensation expense, to eligible employees when pre-tax profit, excluding special items, profit sharing expense and share-based compensation program expense, exceeds $10 million. Eligible U.S. co-workers in each participating work group received a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic workgroups. The international profit sharing plan paid eligible non-U.S. co-workers the same percentage of eligible pay that is calculated under the U.S. profit sharing plan.

UAL recorded profit sharing and related payroll tax expense of $119 million in 2012, all of which was recorded by Continental. UAL, United and Continental recorded profit sharing and related payroll tax expense of $265 million, $122 million, and $143 million, respectively, in 2011. UAL, United, Continental Successor and Continental Predecessor recorded profit sharing and related payroll tax expense of $166 million, $165 million, less than $1 million and $77 million, respectively, in 2010. Profit sharing expense is recorded as a component of salaries and related costs in the consolidated statements of operations.

During 2010, United and Continental maintained separate employee profit sharing plans for the employees of each respective subsidiary. United’s profit sharing plan paid 15% of total GAAP pre-tax profits, excluding special items and share-based compensation expense, to the employees of United when pre-tax profit excluding special items, profit sharing expense and share-based compensation program expense exceeded $10 million. Continental’s profit sharing plan created an award pool of 15% of annual pre-tax income excluding special, unusual or non-recurring items.

NOTE 10 - SEGMENT INFORMATION

Operating segments are defined as components of an enterprise with separate financial information, which are evaluated regularly by the chief operating decision maker and are used in resource allocation and performance assessments.

The Company deploys its aircraft across its route network through a single route scheduling system to maximize the value of UAL. When making resource allocation decisions, the Company’s chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The Company’s chief operating decision maker makes resource allocation decisions to maximize the Company’s consolidated financial results. Managing the Company as one segment allows management the opportunity to maximize the value of its route network.

The Company’s operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the years ended December 31 is presented in the table below (in millions):

2012	UAL	United	Continental Successor	Continental Predecessor
Domestic (U.S. and Canada)	$21,276	$12,350	$9,710
Pacific	6,040	4,327	1,713
Atlantic	6,582	3,359	3,223
Latin America	3,254	925	2,329

Total	$37,152	$20,961	$16,975

2011
Domestic (U.S. and Canada)	$21,922	$13,048	$9,094
Pacific	5,404	3,845	1,559
Atlantic	6,675	3,483	3,192
Latin America	3,109	779	2,330

Total	$37,110	$21,155	$16,175

2010
Domestic (U.S. and Canada)	$14,382	$12,407	$1,991	$5,870
Pacific	3,971	3,600	371	1,080
Atlantic	3,912	3,212	700	2,299
Latin America	1,060	559	501	1,539

Total	$23,325	$19,778	$3,563	$10,788

The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. The Company’s operations involve an insignificant level of dedicated revenue-producing assets in geographic regions as the overwhelming majority of the Company’s revenue producing assets (primarily U.S. registered aircraft) can be deployed in any of its geographic regions.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss) (“AOCI”), net of tax (in millions):

UAL	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives and Other Financial Instruments	Total
Balance at December 31, 2009	$57	$(22)	$35
Derivative financial instruments:
Reclassification of losses into earnings	—	68	68
Change in fair value of derivatives	—	168	168
Change in fair value of other financial instruments	—	21	21
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(12)	—	(12)
Current year actuarial gains	107	—	107

Balance at December 31, 2010	152	235	387
Derivative financial instruments:
Reclassification of gains into earnings	—	(503)	(503)
Change in fair value of derivatives	—	163	163
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(24)	—	(24)
Current year actuarial losses	(440)	—	(440)

Balance at December 31, 2011	(312)	(105)	(417)
Derivative financial instruments:
Reclassification of losses into earnings	—	141	141
Change in fair value of derivatives	—	(51)	(51)
Change in fair value of other financial instruments	—	11	11
Employee benefit plans:
Reclassification of unrecognized net actuarial losses into earnings	17	—	17
Current year actuarial losses	(747)	—	(747)

Balance at December 31, 2012	$(1,042)	$(4)	$(1,046)

United	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivative Instruments and Other Financial Instruments	Total
Balance at December 31, 2009	$57	$(22)	$35
Derivative financial instruments:
Reclassification of losses into earnings	—	84	84
Change in fair value of derivatives	—	101	101
Change in fair value of other financial instruments	—	19	19
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(12)	—	(12)
Current year actuarial losses	(136)	—	(136)

Balance at December 31, 2010	(91)	182	91
Derivative financial instruments:
Reclassification of gains into earnings	—	(417)	(417)
Change in fair value of derivatives	—	172	172
Change in fair value of other financial instruments	—	(3)	(3)
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(2)	—	(2)
Current year actuarial gains	31	—	31

Balance at December 31, 2011	(62)	(66)	(128)
Derivative financial instruments:
Reclassification of losses into earnings	—	76	76
Change in fair value of derivatives	—	(23)	(23)
Change in fair value of other financial instruments	—	7	7
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(5)	—	(5)
Current year actuarial losses	(159)	—	(159)

Balance at December 31, 2012	$(226)	$(6)	$(232)

Continental - Predecessor Company	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives and Other Financial Instruments	Income Tax Benefit (Expense)	Total
Balance at December 31, 2009	$(1,275)	$12	$78	$(1,185)
Derivative financial instruments:
Reclassification of losses into earnings	—	24	—	24
Change in fair value of derivatives	—	(13)	—	(13)
Employee benefit plans:
Reclassification of unrecognized net actuarial loss into earnings	62	—	—	62
Reclassification of prior service cost into earnings	23	—	—	23
Current year actuarial losses	(3)	—	—	(3)

Balance at September 30, 2010	$(1,193)	$23	$78	$(1,092)

Continental—Successor Company

Elimination of accumulated other comprehensive income in connection with the Merger	$1,193	$(23)	$(78)	$1,092

Balance at October 1, 2010	—	—	—	—

Derivative financial instruments:
Reclassification of gains into earnings	—	(16)	—	(16)
Change in fair value of derivatives	—	67	—	67
Change in fair value of other financial instruments	—	2	—	2
Current year actuarial gains	243	—	—	243
Income tax expense on other comprehensive income (a)	—	—	(6)	(6)

Balance at December 31, 2010	243	53	(6)	290

Derivative financial instruments:
Reclassification of gains into earnings	—	(86)	—	(86)
Change in fair value of derivatives	—	(9)	—	(9)
Change in fair value of other financial instruments	—	1	—	1
Employee benefit plans:
Reclassification of unrecognized net actuarial gains into earnings	(22)	—	—	(22)
Current year actuarial losses	(471)	—	—	(471)

Balance at December 31, 2011	(250)	(41)	(6)	(297)

Derivative financial instruments:
Reclassification of losses into earnings	—	65	—	65
Change in fair value of derivatives	—	(28)	—	(28)
Change in fair value of other financial instruments	—	5	—	5
Employee benefit plans:
Reclassification of unrecognized net actuarial losses into earnings	22	—	—	22
Current year actuarial losses	(588)	—	—	(588)

Balance at December 31, 2012	$(816)	$1	$(6)	$(821)

(a) Taxes on other comprehensive income did not impact Continental’s net deferred tax position due to an offsetting tax benefit on the loss from continuing operations as described in Note 8.

NOTE 12 - FAIR VALUE MEASUREMENTS

Fair Value Information. Accounting standards require us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1	Unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value
Level 2	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs
Level 3	Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities

The table below presents disclosures about the fair value of financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements as of December 31 (in millions):

	2012				2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$4,770	$4,770	$—	$—	$6,246	$6,246	$—	$—
Short-term investments:
Asset-backed securities	715	—	715	—	478	—	478	—
Corporate debt	537	—	537	—	515	—	515	—
Certificates of deposit placed through an account registry service (“CDARS”)	367	—	367	—	355	—	355	—
Auction rate securities	116	—	—	116	113	—	—	113
U.S. government and agency notes	12	—	12	—	22	—	22	—
Other fixed income securities	26	—	26	—	33	—	33	—
Enhanced equipment trust certificates (“EETC”)	63	—	—	63	60	—	—	60
Fuel derivatives, net	46	—	46	—	73	—	73	—
Foreign currency derivatives	—	—	—	—	(1)	—	(1)	—
Restricted cash	447	447	—	—	569	569	—	—

	United
Cash and cash equivalents	$2,766	$2,766	$—	$—	$3,458	$3,458	$—	$—
Short-term investments:
Asset-backed securities	16	—	16	—	29	—	29	—
Corporate debt	139	—	139	—	138	—	138	—
CDARS	139	—	139	—	87	—	87	—
U.S. government and agency notes	8	—	8	—	5	—	5	—
Other fixed income securities	24	—	24	—	16	—	16	—
EETC	63	—	—	63	60	—	—	60
Fuel derivatives, net	28	—	28	—	44	—	44	—
Restricted cash	337	337	—	—	433	433	—	—

	2012				2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	Continental
Cash and cash equivalents	$1,999	$1,999	$—	$—	$2,782	$2,782	$—	$—
Short-term investments:
Asset-backed securities	699	—	699	—	449	—	449	—
Corporate debt	398	—	398	—	377	—	377	—
CDARS	228	—	228	—	268	—	268	—
Auction rate securities	116	—	—	116	113	—	—	113
U.S. government and agency notes	4	—	4	—	17	—	17	—
Other fixed income securities	2	—	2	—	17	—	17	—
Fuel derivatives, net	18	—	18	—	29	—	29	—
Foreign currency derivatives	—	—	—	—	(1)	—	(1)	—
Restricted cash	110	110	—	—	135	135	—	—
Convertible debt derivative asset	268	—	—	268	193	—	—	193
Convertible debt option liability	(128)	—	—	(128)	(95)	—	—	(95)

The tables below present disclosures about the activity for “Level 3” financial assets and financial liabilities for the year ended December 31 (in millions):

	2012		2011
UAL (a)	Auction Rate Securities	EETC	Auction Rate Securities	EETC
Balance at January 1	$113	$60	$119	$66
Settlements	—	(5)	(10)	(4)
Gains reported in earnings	1	—	3	—
Reported in other comprehensive income (loss)	2	8	1	(2)

Balance at December 31	$116	$63	$113	$60

(a) For 2012 and 2011, United’s only Level 3 recurring measurements are the above EETC securities.

As of December 31, 2012, Continental’s auction rate securities, which had a par value of $135 million, were variable-rate debt instruments with contractual maturities generally greater than ten years and with interest rates that reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are backed by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government. All of the auction rate securities that Continental holds are senior obligations under the applicable indentures authorizing the issuance of the securities.

As of December 31, 2012, United’s EETC securities had unrealized gains of $2 million. All changes in the fair value of these investments have been classified within accumulated other comprehensive income.

Continental’s debt-related derivatives presented in the tables above relate to (a) supplemental indenture agreements that provide that Continental’s convertible debt, which was previously convertible into shares of Continental common stock, is convertible into shares of UAL common stock upon the terms and conditions specified in the indentures, and (b) the embedded conversion options in Continental’s convertible debt that are required to be separated and accounted for as though they are free-standing derivatives as a result of the Continental debt becoming convertible into the common stock of a different reporting entity. These derivatives are reported in Continental’s separate financial statements and eliminated in consolidation for UAL.

	2012			2011
Continental	Student Loan-Related Auction Rate Securities	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	Student Loan-Related Auction Rate Securities	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability

Balance at January 1	$113	$193	$(95)	$119	$286	$(164)
Purchases, sales, issuances and settlements (net)	—	—	—	(10)	—	—
Gains and (losses):
Reported in earnings:
Realized	—	—	—	1	—	—
Unrealized	1	75	(33)	2	(93)	69
Reported in other comprehensive income	2	—	—	1	—	—

Balance at December 31	$116	$268	$(128)	$113	$193	$(95)

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above for the years ended December 31 (in millions):

	Fair Value of Debt by Fair Value Hierarchy Level
	2012					2011
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
UAL debt	$12,252	$13,419	$—	$8,045	$5,374	$11,682	$11,992	$—	$859	$11,133
United debt	5,375	5,595	—	2,272	3,323	5,745	5,630	—	—	5,630
Continental debt	6,475	6,865	—	4,814	2,051	5,528	5,503	—	—	5,503

Quantitative Information About Level 3 Fair Value Measurements as of December 31, 2012 ($ in millions)
Item	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	$116	Discounted Cash Flows	Credit risk premium (a)	1%
			Illiquidity premium (b)	5%
			Expected repayments (c)	Assumed repayment in years 2013 through 2036
EETC	63	Discounted Cash Flows	Structure credit risk (d)	6% - 7% (6%)
Convertible debt derivative asset	268	Binomial Lattice Model	Expected volatility (e) Own credit risk (f)	45% - 60% (48%) 7% - 9% (8%)
Convertible debt option liability	(128)	Binomial Lattice Model	Expected volatility (e) Own credit risk (f)	45% - 60% (49%) 7% - 9% (8%)

(a) Represents the credit risk premium component of the discount rate that the Company has determined market participants would use in pricing the investments.

(b) Represents the illiquidity premium component of the discount rate that the Company has determined market participants would use in pricing the investments.

(c) Represents the estimated timing of principal repayments used in the discounted cash flow model.

(d) Represents the credit risk premium of the EETC structure above the risk-free rate that the Company has determined market participants would use in pricing the instruments.

(e) Represents the range in volatility estimates that the Company has determined market participants would use when pricing the instruments.

(f) Represents the range of Company-specific risk adjustments that the Company has determined market participants would use as a model input.

Fair value of the Company’s financial instruments was determined as follows:

Description	Fair Value Methodology
Cash, Cash Equivalents, Short-term Investments, Investments and Restricted Cash	The carrying amounts approximate fair value because of the short-term maturity of these assets and liabilities. These assets have maturities of less than one year except for the EETCs, auction rate securities and corporate debt.

Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) internally-developed models of the expected future cash flows related to the securities.

Fuel Derivatives	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign Currency Derivatives	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

Convertible Debt Derivative Asset and Option Liability	The Company used a binomial lattice model to value the conversion options and the supplemental derivative assets. Significant binomial model inputs that are not objectively determinable include volatility and discount rate.

Nonrecurring Fair Value Measurements

The table below presents fair value measurements of nonfinancial assets at UAL and Continental that were performed during the years ended December 31 (in millions):

	2012		2011
	Fair Value	Loss	Fair Value	Loss
Airport slots	$102	$30	$8	$4

During 2012 and 2011, Continental recorded impairment charges of $30 million and $4 million, respectively, on certain intangible assets related to foreign take-off and landing slots to reflect the estimated fair value of these assets as part of its annual impairment test of indefinite-lived intangible assets. Slots were valued using a combination of the income and market approaches. The Company considers the valuation of the items above to be Level 3 due to the inclusion of unobservable inputs.

NOTE 13 - HEDGING ACTIVITIES

Fuel Derivatives

Aircraft fuel has been the Company’s single largest and most volatile operating expense for the last several years. The availability and price of aircraft fuel significantly affects the Company’s operations, results of operations, financial position and liquidity. Aircraft fuel prices can fluctuate based on a multitude of factors including market expectations of supply and demand balance, inventory levels, geopolitical events, economic growth expectations, fiscal/monetary policies and financial investment flows. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements. As of December 31, 2012, the Company had hedged approximately 31% and 2% of its projected fuel requirements (1.2 billion and 63 million gallons, respectively) for 2013 and 2014, respectively, with commonly used financial hedge instruments based on aircraft fuel or closely related commodities, such as heating oil, diesel fuel and crude oil. The Company does not enter into derivative instruments for non-risk management purposes.

Accounting pronouncements pertaining to derivative instruments and hedging are complex with stringent requirements, including documentation of hedging strategy, statistical analysis to qualify a commodity for hedge accounting both on a historical and a prospective basis, and strict contemporaneous documentation that is required at the time each hedge is designated as a cash flow hedge. As required, the Company assesses the effectiveness of each of its individual hedges on a quarterly basis. The Company also examines the effectiveness of its entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involves utilizing regression and other statistical analyses that compare changes in the price of aircraft fuel to changes in the prices of the commodities used for hedging purposes.

Upon proper qualification, the Company accounts for certain fuel derivative instruments as cash flow hedges. All derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. The types of instruments the Company utilizes that qualify for special hedge accounting treatment typically include swaps, call options and collars (which consist of a purchased call option and a sold put option). Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in AOCI until the underlying fuel is consumed and recorded in fuel expense. The Company is exposed to the risk that its hedges may not be effective in offsetting changes in the cost of fuel and that its hedges may not continue to qualify for special hedge accounting. Hedge ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is classified as Nonoperating income (expense): Miscellaneous, net.

The Company also utilizes certain derivative instruments that are economic hedges but do not qualify for hedge accounting under U.S. GAAP. As with derivatives that qualify for hedge accounting, the purpose of these economic hedges is to mitigate the adverse financial impact of potential increases in the price of fuel. Currently, the only such economic hedges in the Company’s hedging portfolio are three-way collars (which consist of a collar with a cap on maximum price protection available). The Company records changes in the fair value of three-way collars to Nonoperating income (expense): Miscellaneous, net.

If the Company terminates a derivative prior to its contractual settlement date, then the cumulative gain or loss recognized in AOCI at the termination date remains in AOCI until the forecasted transaction occurs. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. All cash flows associated with purchasing and settling derivatives are classified as operating cash flows in the statements of cash flows.

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its consolidated balance sheets, and, accordingly, records any related collateral on a gross basis. The table below presents the fair value amounts of fuel derivative assets and liabilities and the location of amounts recognized in the Company’s financial statements.

At December 31, the Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

		2012			2011

Classification	Balance Sheet Location	UAL	United	Continental	UAL	United	Continental
Derivatives designated as cash flow hedges
Assets:
Fuel contracts due within one year	Receivables	$7	$5	$2	$77	$48	$29

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$2	$1	$1	$4	$4	$—

Derivatives not designated as hedges
Assets:
Fuel contracts due within one year	Receivables	$44	$26	$18	$—	$—	$—

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$2	$1	$1	$—	$—	$—
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	1	1	—	—	—	—

Total liabilities		$3	$2	$1	$—	$—	$—

Total derivatives
Assets:
Fuel contracts due within one year	Receivables	$51	$31	$20	$77	$48	$29

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$4	$2	$2	$4	$4	$—
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	1	1	—	—	—	—

Total liabilities		$5	$3	$2	$4	$4	$—

The following tables present the fuel hedge gains (losses) recognized during the periods presented and their classification in the financial statements (in millions):

Fuel derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Fuel Expense) (Effective Portion)		Amount of Loss Recognized in Nonoperating Expense (Ineffective Portion)
	2012	2011	2012	2011	2012	2011
UAL	$(51)	$163	$(141)	$503	$(1)	$(59)
United	(23)	172	(76)	417	—	(21)
Continental	(28)	(9)	(65)	86	(1)	(38)

Fuel derivatives not designated as cash flow hedges	Aircraft Fuel			Nonoperating Income (Expense)			Total Gain (Loss)
	2012	2011	2010	2012	2011	2010	2012	2011	2010

UAL	$—	$—	$(35)	$38	$—	$—	$38	$—	$(35)
United	—	—	(35)	22	—	—	22	—	(35)
Continental	—	—	—	16	—	—	16	—	—

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The following table presents information related to the Company’s derivative credit risk as of December 31 (in millions):

	2012			2011
	UAL	United	Continental	UAL	United	Continental
Net derivative assets with counterparties	$46	$28	$18	$73	$44	$29
Collateral held by the Company (a)	—	—	—	—	—	—

Potential loss related to the failure of the Company’s counterparties to perform	$46	$28	$18	$73	$44	$29

(a) Classified as an other current liability.

The Company considers counterparty credit risk in determining its exposure and the fair value of its financial instruments, and generally monitors and limits its exposure to any single counterparty. The Company considers credit risk to have a minimal impact on fair value because cash collateral is provided by the Company’s hedging counterparties periodically based on current market exposure and the credit-worthiness of the counterparties.

NOTE 14 - DEBT

(In millions)	At December 31,
	2012	2011
United:
Secured
Notes payable, fixed interest rates of 6.64% to 12.00% (weighted average rate of 9.20% as of December 31, 2012), payable through 2022	$1,773	$1,995
Amended credit facility, LIBOR plus 2.0%, due 2014	1,201	1,219
Notes payable, floating interest rates of LIBOR plus 0.20% to 5.46%, payable through 2019	706	985
9.875% senior secured notes and 12% second lien due 2013	600	650
12.75% senior secured notes due 2012	—	172
Unsecured
4.5% senior limited subordination convertible notes due 2021	156	156
6% notes due 2026 to 2028	652	—
6% senior notes due 2031	—	652
8% senior notes due 2024	400	—
8% senior notes due 2026	—	125
Other	60	66

	5,548	6,020

Less: unamortized debt discount	(173)	(275)
Less: current portion of long-term debt—United	(1,090)	(615)

Long-term debt, net—United	$4,285	$5,130

Continental:
Secured
Notes payable, fixed interest rates of 4.00% to 9.25% (weighted average rate of 6.05% as of December 31, 2012), payable through 2024	$4,170	$3,093
Notes payable, floating interest rates of LIBOR plus 0.35% to 5.0%, payable through 2022	962	1,171
6.75% senior secured notes due 2015	800	800
Unsecured
6% convertible junior subordinated debentures due 2030	248	248
4.5% convertible notes due 2015	230	230
Other	101	—

	6,511	5,542

Less: unamortized debt premium	21	50
Less: current maturities	(722)	(571)

Long-term debt, net—Continental (a)	$5,810	$5,021

UAL:
6% senior convertible notes due 2029	$345	$345

Long-term debt, net—UAL	$10,440	$10,496

(a) As further described below under “Convertible Debt Securities,” there is a basis difference between UAL and Continental debt values, because we were required to apply different accounting methodologies. The Continental debt presented above does not agree to Continental’s balance sheet by the amount of this adjustment.

The table below presents the Company’s contractual principal payments at December 31, 2012 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

	UAL	United	Continental
2013	$1,812	$1,090	$722
2014	2,120	1,653	467
2015	2,023	395	1,628
2016	985	431	554
2017	545	284	261
After 2017	4,919	1,695	2,879

	$12,404	$5,548	$6,511

As of December 31, 2012, a substantial portion of UAL’s assets, principally aircraft, spare engines, aircraft spare parts, route authorities and certain other intangible assets, were pledged under various loan and other agreements. As of December 31, 2012, UAL, United and Continental were in compliance with their respective debt covenants. Continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolving Credit Facility”) to borrow up to $500 million, all of which may be used for the issuance of letters of credit. The facility expires on January 30, 2015. As of December 31, 2012, the Company had all of its commitment capacity available under the Revolving Credit Facility. The Company pays a commitment fee equal to 0.5% per annum on the undrawn amount available under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a floating rate, which, at the Company’s option, can be either a base rate or a London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin of 3.25% in the case of base rate loans and 4.25% in the case of LIBOR loans at the Company’s current corporate credit ratings.

The Company’s other significant financing agreements are summarized below:

UAL - Parent Only

6% Senior Convertible Notes. The 6% Senior Convertible Notes due 2029 (the “UAL 6% Senior Convertible Notes”) may be converted by holders into shares of UAL’s common stock at a conversion price of approximately $8.69 per share. UAL does not have the option to pay the conversion price in cash upon a noteholder’s conversion; however, UAL may redeem for cash all or part of the UAL 6% Senior Convertible Notes on or after October 15, 2014. In addition, holders of the UAL 6% Senior Convertible Notes have the right to require UAL to repurchase all or a portion of their notes on each of October 15, 2014, October 15, 2019 and October 15, 2024 or if certain changes of control of UAL occur, payable by UAL in cash, shares of UAL common stock or a combination thereof, at UAL’s option.

United

The 4.5% Senior Limited Subordination Convertible Notes due 2021 (the “4.5% Notes”) and the New PBGC Notes (as defined and described below under New PBGC Notes), which were issued by UAL, have been pushed down to United and are reflected as debt of United. The obligations of UAL under each of these notes, and the indentures under which these notes were issued are unconditionally guaranteed by United.

4.5% Notes. The 4.5% Notes may be converted by holders into shares of UAL’s common stock at a conversion price of approximately $32.64 per share. UAL has the option to pay the conversion price in cash, shares of UAL common stock or a combination thereof upon a noteholder’s conversion. In June 2011, UAL repurchased at par value approximately $570 million of the $726 million outstanding principal amount of its 4.5% Notes due 2021 with cash after the notes were put to UAL by the noteholders. The remaining holders of the 4.5% Notes have the option to require UAL to repurchase all or a portion of their notes on June 30, 2016 or if certain changes of control of UAL occur, payable by UAL in cash, shares of UAL common stock or a combination thereof, at UAL’s option. All or a portion of the 4.5% Notes are callable, at UAL’s option, at any time at par, plus accrued and unpaid interest, and can be redeemed with cash, shares of UAL common stock or a combination thereof except that UAL may elect to pay the redemption price in shares of UAL common stock only if the closing price of UAL common stock has not been less than 125% of the conversion price for the 60 consecutive trading days immediately prior to the redemption date.

New PBGC Notes. On December 31, 2012, UAL and United entered into an agreement with the PBGC that reduced the aggregate amount of 8% Contingent Senior Notes to be issued by UAL, and eliminated the contingent nature of such obligation by replacing the $188 million principal amount of 8% Contingent Senior Notes incurred as of December 31, 2012 and the obligation to issue any additional 8% Contingent Senior Notes with $400 million principal amount of new 8% Notes due 2024 (the “New 8% Notes”). In addition, UAL and United agreed to replace the $652 million principal amount outstanding of UAL’s 6% Senior Notes due 2031 with $326 million principal amount of new 6% Notes due 2026 and $326 million principal amount of 6% Notes due 2028 (collectively, the “New 6% Notes” and together with the New 8% Notes, the “New PBGC Notes”). The Company did not receive any cash proceeds in connection with the issuance of the New PBGC Notes. The Company is accounting for this agreement as a debt extinguishment, resulting in a charge of $309 million that represents the fair value of $212 million of New 8% Notes that it agreed to issue and the change in the fair value of the New 6% Notes and the $188 million of New 8% Notes versus their previous carrying values. The Company classified the expense as a component of special charges because the note restructuring would not have occurred if it were not for the Merger.

UAL recorded a liability during 2011 in connection with issuing $125 million principal amount of the 8% Contingent Senior Notes at their fair value of $88 million as a component of integration costs. In addition, at June 30, 2012, UAL recorded a liability of $48 million during the second quarter for the fair value of the obligation to issue a tranche of an additional $62.5 million of the 8% Contingent Senior Notes.

United Amended Credit Facility. United’s Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”) consists of a term loan which had a balance of $1.2 billion as of December 31, 2012. The term loan matures on February 1, 2014.

Borrowings under the Amended Credit Facility bear interest at a floating rate, which, at United’s option, can be either a base rate or a LIBOR rate, plus an applicable margin of 1.0% in the case of base rate loans and 2.0% in the case of LIBOR loans. The term loan requires regularly scheduled semiannual payments of principal equal to $9 million. United may prepay all or a portion of the loan from time to time, at par plus accrued and unpaid interest.

As of December 31, 2012, United had cash collateralized $77 million of letters of credit, most of which had previously been issued under the Amended Credit Facility. United also had $300 million of performance bonds. Continental had letters of credit and performance bonds relating to various real estate, customs and aircraft financing obligations at December 31, 2012 in the amount of approximately $67 million. Most of the letters of credit have evergreen clauses and are expected to be renewed on an annual basis and the performance bonds have expiration dates through 2016.

United Senior Secured Notes. On February 1, 2013, United redeemed all of the $400 million aggregate principal amount of its 9.875% Senior Secured Notes due 2013 and $200 million aggregate principal amount of 12.0% Senior Second Lien Notes due 2013.

United EETCs. United has $1.6 billion principal amount of equipment notes outstanding issued under EETC financings included in notes payable in the table of outstanding debt above. Generally, the structure of all of these EETC financings consist of pass-through trusts created by United to issue pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by United and secured by United’s aircraft. The payment obligations of United under the equipment notes are fully and unconditionally guaranteed by UAL. Proceeds received from the sale of pass-through certificates are initially held by a depository in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on United’s consolidated balance sheet because the proceeds held by the depositary are not United’s assets. See Note 16 for additional information related to the United EETCs.

Continental

Continental EETCs. Continental has $4.3 billion principal amount of equipment notes outstanding issued under EETC financings included in notes payable in the table of outstanding debt above, which are similar in structure to the United EETCs described above. In March 2012, Continental created two pass-through trusts that issued an aggregate principal amount of $892 million of pass-through certificates. Continental received all $892 million in proceeds raised by the pass-through trusts as of December 31, 2012, in exchange for Continental’s issuance of an equivalent principal amount of equipment notes, which has been recorded as debt. The proceeds were used to fund the acquisition of new aircraft, and in the case of currently owned aircraft, for general corporate purposes.

In October 2012, Continental created two pass-through trusts, one of which issued $712 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 4% and the second of which issued $132 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 5.5%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $844 million, are used to purchase equipment notes issued by Continental. Of the $844 million in proceeds raised by the pass-through trusts, Continental received $293 million as of December 31, 2012. Continental expects to receive the remaining proceeds from the issuance during the first seven months of 2013 as aircraft are delivered to Continental and Continental issues equipment notes to the trusts. Continental records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds have been and are expected to be used to fund the acquisition of new aircraft.

In December 2012, Continental created one pass-through trust which issued $425 million aggregate principal amount of Class C pass-through certificates with a stated interest rate of 6.125%. The proceeds of the issuance of the Class C pass-through certificates are used to purchase equipment notes issued by Continental related to the aircraft financed in both the March and October 2012 EETC financings. Of the $425 million in proceeds raised by the pass-through trusts, Continental received $278 million as of December 31, 2012. Continental expects to receive the remaining proceeds from the issuance during the first seven months of 2013 as aircraft are delivered to Continental and Continental issues equipment notes to the trusts. Continental records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. See Note 16 for additional information related to the Continental EETCs.

Continental EETCs Secured by Spare Parts Inventory. Continental has two series of notes totaling $304 million due June 2, 2013, which bear interest at LIBOR plus a margin (0.35% in the case of one series of notes and 3.125% in the case of the other series of notes) that are secured by the majority of its spare parts inventory.

6.75% Notes. In August 2010, Continental issued $800 million aggregate principal amount of 6.75% Senior Secured Notes due 2015 (the “Senior Notes”). Continental may redeem all or a portion of the Senior Notes at any time on or after September 15, 2012 at specified redemption prices. If Continental sells certain of its assets or if it experiences specific kinds of a change in control, Continental will be required to offer to repurchase the notes. Continental’s obligations under the notes are unconditionally guaranteed by certain of its subsidiaries.

Convertible Debt Securities

Following the Merger, UAL, Continental and the trustees for Continental’s 4.5% Convertible Notes due 2015 (the “Continental 4.5% Notes”), 5% Convertible Notes due 2023 (the “Continental 5% Notes”) and 6% Convertible Junior Subordinated Debentures due 2030 (the “6% Convertible Debentures”) entered into supplemental indenture agreements to make Continental’s convertible debt, which was previously convertible into shares of Continental common stock, convertible into shares of UAL common stock. For purposes of the

Continental separate-entity reporting, as a result of the Continental debt becoming convertible into the stock of a non-consolidated entity, the embedded conversion options in Continental’s convertible debt are required to be separated and accounted for as though they are free-standing derivatives. As a result, the carrying value of Continental’s debt, net of current maturities, on a separate-entity reporting basis as of December 31, 2012 and December 31, 2011 was $5.8 billion and $5.0 billion, respectively, which is $57 million and $64 million, respectively, lower than the consolidated UAL carrying values on those dates.

In addition, UAL’s contractual commitment to provide common stock to satisfy Continental’s obligation upon conversion of the debt is an embedded call option on UAL common stock that is also required to be separated and accounted for as though it is a free-standing derivative. The fair value of the indenture derivatives on a separate-entity reporting basis as of December 31, 2012 and December 31, 2011 was an asset of $268 million and $193 million, respectively. The fair value of the embedded conversion options as of December 31, 2012 and December 31, 2011, was a liability of $128 million and $95 million, respectively. The initial contribution of the indenture derivatives to Continental by UAL is accounted for as additional-paid-in-capital in Continental’s separate-entity financial statements. Changes in fair value of both the indenture derivatives and the embedded conversion options subsequent to October 1, 2010 are recognized currently in nonoperating income (expense).

Continental 4.5% Notes. The Continental 4.5% Notes may be converted by holders into shares of UAL common stock at a conversion price of approximately $18.93 per share. Continental does not have the option to pay the conversion price in cash; however, holders of the notes may require Continental to repurchase all or a portion of the notes for cash at par plus any accrued and unpaid interest if certain changes in control of Continental occur.

6% Convertible Junior Subordinated Debentures. In November 2000, Continental Airlines Finance Trust II, a Delaware statutory business trust (the “Trust”) of which Continental owns all the common trust securities, completed a private placement of five million 6% convertible preferred securities, called Term Income Deferrable Equity Securities (the “TIDES”). The TIDES have a liquidation value of $50 per preferred security and are convertible at any time at the option of the holder into shares of UAL common stock at a conversion rate of $57.14 per share of common stock (equivalent to approximately 0.875 of a share of UAL common stock for each preferred security). Distributions on the preferred securities are payable by the Trust at an annual rate of 6% of the liquidation value of $50 per preferred security.

The sole assets of the Trust are 6% Convertible Debentures with an aggregate principal amount of $248 million as of December 31, 2012 issued by Continental and which mature on November 15, 2030. The 6% Convertible Debentures are redeemable by Continental, in whole or in part, on or after November 20, 2003 at designated redemption prices. If Continental redeems the 6% Convertible Debentures, the Trust must redeem the TIDES on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the 6% Convertible Debentures redeemed. Otherwise, the TIDES will be redeemed upon maturity of the 6% Convertible Debentures, unless previously converted.

Taking into consideration Continental’s obligations under (i) the preferred securities guarantee relating to the TIDES, (ii) the indenture relating to the 6% Convertible Debentures to pay all debt and obligations and all costs and expenses of the Trust (other than U.S. withholding taxes) and (iii) the indenture, the declaration of trust relating to the TIDES and the 6% Convertible Debentures, Continental has fully and unconditionally guaranteed payment of (i) the distributions on the TIDES, (ii) the amount payable upon redemption of the TIDES and (iii) the liquidation amount of the TIDES.

Continental Subsidiary Trust. The Trust is a subsidiary of Continental, and the TIDES are mandatorily redeemable preferred securities with a liquidation value of $248 million. The Trust is a variable interest entity (“VIE”) because Continental has a limited ability to make decisions about its activities. However, Continental is not the primary beneficiary of the Trust. Therefore, the Trust and the mandatorily redeemable preferred securities issued by the Trust are not reported in Continental’s balance sheets. Instead, Continental reports its 6% convertible junior subordinated debentures held by the Trust as long-term debt and interest on these debentures is recorded as interest expense for all periods presented in the accompanying financial statements.

The Company’s debt and associated collateral and cross default provisions are summarized in the tables below:

Summary of Collateral, Covenants and Cross Default Provisions

Debt Instrument	Collateral, Covenants and Cross Default Provisions
Revolving Credit Facility	Secured by take-off and landing slots of United and Continental at Newark Liberty, LaGuardia and Washington Reagan and certain of their other assets. The facility requires the Company to maintain at least $3.0 billion of unrestricted liquidity at all times, which includes unrestricted cash, short-term investments and any undrawn amounts under any revolving credit facility and to maintain a minimum ratio of appraised value of collateral to the outstanding obligations under the Revolving Credit Facility of 1.67 to 1.0 at all times. The facility contains events of default customary for this type of financing, including a cross default and cross acceleration provision to certain other material indebtedness of UAL, United and Continental.
Amended Credit Facility

Secured by certain of United’s international route authorities, international slots and related gate interests and associated rights. The international routes include the Pacific (including China and Hong Kong, but excluding Japan) and London Heathrow routes.

The Amended Credit Facility contains covenants, that among other things, restrict the ability of United and the guarantors under the facility to sell assets, incur additional indebtedness, make investments, pay dividends on or repurchase stock, or merge with other companies. UAL and United must also maintain a specified minimum 1.5 to 1.0 ratio of EBITDAR to the sum of the following fixed charges for all applicable periods: (a) cash interest expense and (b) cash aircraft operating rental expense. The Amended Credit Facility also requires compliance with the following financial covenants: (i) a minimum unrestricted cash balance of $1.0 billion at all times, and (ii) a minimum collateral ratio. The facility contains events of default customary for this type of financing, including a cross default and cross acceleration provision to certain other material indebtedness of UAL and the guarantors under the facility.

New PBGC Notes

The amended and restated indenture for these notes, which are unsecured, contains covenants that, among other things, restrict the ability of UAL and its subsidiaries to incur additional indebtedness and pay dividends on or repurchase stock.

These covenants cease to be in effect when the indenture covering the Senior Notes is discharged. However, if UAL at that time or thereafter has a series of public debt securities with a principal amount of $300 million or more that has the benefit of covenants that are substantially similar to those contained in the indenture for the New PBGC Notes, then subject to certain conditions and upon written request of the PBGC to UAL, UAL and United will use commercially reasonable efforts to amend the indenture for the New PBGC Notes to include such covenants.

Continental EETCs Secured by Spare Parts Inventory	Continental has a collateral maintenance agreement requiring it, among other things, to maintain a loan-to-collateral value ratio of not greater than 45% with respect to the senior series of equipment notes and a loan-to-collateral value ratio of not greater than 75% with respect to both series of notes combined. Continental must also maintain a certain level of rotable components within the spare parts collateral pool.

Continental Senior Notes

Secured by certain of Continental’s U.S.-Asia and U.S.-London Heathrow routes and related assets, all of the outstanding common stock and other assets of the guarantor subsidiaries and substantially all of the other assets of the guarantors, including route authorities and related assets.

The indenture for the Senior Notes includes covenants that, among other things, restrict Continental’s ability to sell assets, incur additional indebtedness, issue preferred stock, make investments or pay dividends. In addition, if Continental fails to maintain a collateral coverage ratio of 1.5 to 1.0, Continental must pay additional interest on notes at the rate of 2% per annum until the collateral coverage ratio equals at least 1.5 to 1.0. The indenture for the Senior Notes also includes events of default customary for similar financings and a cross default provision if Continental fails to make payment when due with respect to certain obligations regarding frequent flyer miles purchased by Chase under the Company’s Co-Brand Agreement.

NOTE 15 - LEASES AND CAPACITY PURCHASE AGREEMENTS

The Company leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles.

At December 31, 2012, the Company’s scheduled future minimum lease payments under operating leases having initial or remaining noncancelable lease terms of more than one year, aircraft leases, including aircraft rent under capacity purchase agreements and capital leases (substantially all of which are for aircraft) were as follows (in millions):

	UAL (b)	United	Continental
Aircraft Operating Leases
2013	$1,543	$647	$905
2014	1,466	595	878
2015	1,198	417	783
2016	960	246	714
2017	861	179	682
After 2017	1,491	213	1,278

	$7,519	$2,297	$5,240

Facility and Other Operating Leases
2013	$1,108	$713	$395
2014	955	586	369
2015	816	460	356
2016	744	418	326
2017	696	411	285
After 2017	5,376	1,926	3,450

	$9,695	$4,514	$5,181

Capital Leases (a)
2013	$214	$197	$17
2014	197	182	15
2015	177	162	15
2016	164	149	15
2017	120	109	11
After 2017	582	238	344

Minimum lease payments	$1,454	$1,037	$417

Imputed interest	(540)	(300)	(240)

Present value of minimum lease payments	914	737	177
Current portion	(122)	(119)	(3)

Long-term obligations under capital leases	$792	$618	$174

(a)	As of December 31, 2012, United’s aircraft capital lease minimum payments relate to leases of 49 mainline and 38 regional aircraft and Continental’s capital lease minimum payments relate to nonaircraft assets. United’s and Continental’s imputed interest rate ranges are 3.3% to 20.0% and 5.0% to 8.4%, respectively.
(b)	The operating lease payments presented above include United’s and Continental’s future payments of $2 million and $128 million, respectively, related to nonoperating aircraft as of December 31, 2012. United and Continental have two and 23 nonoperating aircraft subject to leases, respectively. United’s regional carrier, Express Jet, subleases aircraft from Continental; UAL operating lease payments exclude payments related to these aircraft.

Aircraft operating leases have initial terms of one to twenty-six years, with expiration dates ranging from 2013 through 2024. Under the terms of most leases, the Company has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at fair market value or a percentage of cost. The Company has facility operating leases that extend to 2032.

United and Continental are the lessees of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $270 million and $1.4 billion, respectively, of underlying debt and interest thereon as of December 31, 2012. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning VIEs. To the extent the Company’s leases and related guarantees are with a separate legal entity other than a governmental entity, the Company is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option, or similar feature.

The table below summarizes the Company’s nonaircraft rent expense for the years ended December 31 (in millions):

	UAL	United	Continental Successor	Continental Predecessor
2012	$1,278	$654	$624
2011	1,265	666	599
2010	839	685	154	$452

In addition to nonaircraft rent in the table above and aircraft rent, which is separately presented in the consolidated statements of operations, UAL had aircraft rent related to regional aircraft operating leases, which is included as part of regional capacity purchase expense in UAL’s consolidated statement of operations, of $463 million, $498 million and $411 million for the years ended December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, UAL’s regional aircraft rent, which is included as part of regional capacity purchase expense, consisted of $380 million and $83 million related to United and Continental, respectively.

In connection with UAL Corporation’s and United’s fresh-start reporting requirements upon their exit from Chapter 11 bankruptcy protection in 2006 and UAL’s and Continental’s acquisition accounting adjustments related to the Merger, lease valuation adjustments for operating leases were initially recorded in the consolidated balance sheet, representing the net present value of the differences between contractual lease rates and the fair market lease rates for similar leased assets at the time. An asset (liability) results when the contractual lease rates are more (less) favorable than market lease terms at the valuation date. The lease valuation adjustment is amortized on a straight-line basis as an increase (decrease) to rent expense over the individual applicable remaining lease terms, resulting in recognition of rent expense as if the Company had entered into the leases at market rates. The related remaining lease terms are one to 12 years for United and Continental. The lease valuation adjustments are classified within other noncurrent assets and other noncurrent liabilities, respectively, and are as follows as of December 31, (in millions):

	UAL	United	Continental
Net deferred asset balance at December 31, 2010	$108	$108	$—
Less: amortization for the year ended December 31, 2011	(14)	(14)	—

Net deferred asset balance at December 31, 2011	94	94	—
Less: amortization for the year ended December 31, 2012	(12)	(12)	—

Net deferred asset balance at December 31, 2012	$82	$82	$—

Net deferred liability balance at December 31, 2010	$(1,374)	$—	$(1,374)
Less: accretion for the year ended December 31, 2011	241	—	241

Net deferred liability balance at December 31, 2011	(1,133)	—	(1,133)
Less: accretion for the year ended December 31, 2012	252	—	252

Net deferred liability balance at December 31, 2012	$(881)	$—	$(881)

Regional Capacity Purchase Agreements

The Company has capacity purchase agreements (“CPAs”) with certain regional carriers. We purchase all of the capacity from the flights covered by the CPA at a negotiated price. We pay the regional carrier a pre-determined rate, subject to annual inflation adjustments, for each block hour flown (the hours from gate departure to gate arrival) and to reimburse the regional carrier for various pass-through expenses related to the flights. Under the CPAs, we are responsible for the cost of providing fuel for all flights and for paying aircraft rent for all of the aircraft covered by the CPAs. Generally, the CPAs contain incentive bonus and rebate provisions based upon each regional carrier’s operational performance. United’s and Continental’s CPAs are for 275 and 276 regional aircraft, respectively, and the United and Continental CPAs have terms expiring through 2024 and 2021, respectively. Aircraft operated under CPAs include aircraft leased directly from the regional carriers and those leased from third-party lessors and operated by the regional carriers.

Our future commitments under our CPAs are dependent on numerous variables, and are therefore difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. Continental’s estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to ExpressJet or deemed to be leased from other regional carriers and facility rent that are disclosed as part of aircraft and nonaircraft operating leases. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier’s operational performance will remain at historic levels and (5) that inflation is projected to be between 1.5% and 2.2% per year. Based on these assumptions as of December 31, 2012, our future payments through the end of the terms of our CPAs are presented in the table below (in millions). These amounts exclude variable pass-through costs such as fuel and landing fees, among others.

	UAL	United	Continental
2013	$1,801	$931	$870
2014	1,604	781	823
2015	1,422	691	731
2016	1,187	481	706
2017	1,159	472	687
After 2017	2,376	947	1,429

	$9,549	$4,303	$5,246

It is important to note that the actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. For example, a 10% increase or decrease in scheduled block hours for all of United’s and Continental’s regional operators (whether as a result of changes in average daily utilization or otherwise) in 2013 would result in a corresponding change in annual cash obligations under the CPAs for UAL of approximately $76 million (8.2%) and $72 million (8.2%), respectively.

NOTE 16 - VARIABLE INTEREST ENTITIES

Variable interests are contractual, ownership or other monetary interests in an entity that change with fluctuations in the fair value of the entity’s net assets exclusive of variable interests. A VIE can arise from items such as lease agreements, loan arrangements, guarantees or service contracts. An entity is a VIE if (a) the entity lacks sufficient equity or (b) the entity’s equity holders lack power or the obligation and right as equity holders to absorb the entity’s expected losses or to receive its expected residual returns. Therefore, if the equity owners as a group do not have the power to direct the entity’s activities that most significantly impact its economic performance, the entity is a VIE.

If an entity is determined to be a VIE, the entity must be consolidated by the primary beneficiary. The primary beneficiary is the holder of the variable interests that has the power to direct the activities of a VIE that (i) most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company must identify which activities most significantly impact the VIE’s economic performance and determine whether it, or another party, has the power to direct those activities.

The Company’s evaluation of its association with VIEs is described below:

Aircraft Leases. We are the lessee in a number of operating leases covering the majority of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for VIEs. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case for many of our operating leases; however, leases of approximately 11 United mainline jet aircraft and 73 Continental mainline jet aircraft contain a fixed-price purchase option that allow United and Continental to purchase the aircraft at predetermined prices on specified dates during the lease term. Additionally, leases covering substantially all of Continental’s 256 leased regional jet aircraft contain an option to purchase the aircraft at the end of the lease term at prices that, depending on market conditions, could be below fair value. The Company has not consolidated the related trusts because, even taking into consideration these purchase options, the Company is still not the primary beneficiary. The Company’s maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments in Note 15.

EETCs. The Company evaluated whether the pass-through trusts formed for its EETC financings, treated as either debt or aircraft operating leases, are VIEs required to be consolidated by the Company under applicable accounting guidance, and determined that the pass-through trusts are VIEs. Based on the Company’s analysis as described below, the Company determined that it does not have a variable interest in the pass-through trusts.

The primary risk of the pass-through trusts is credit risk (i.e. the risk that United or Continental, the issuer of the equipment notes, may be unable to make its principal and interest payments). The primary purpose of the pass-through trust structure is to enhance the credit worthiness of the Company’s debt obligation through certain bankruptcy protection provisions, a liquidity facility (in certain of the EETC structures) and improved loan-to-value ratios for more senior debt classes. These credit enhancements lower the Company’s total borrowing cost. Pass-through trusts are established to receive principal and interest payments on the equipment notes purchased by the pass-through trusts from the Company and remit these proceeds to the pass-through trusts’ certificate holders.

The Company does not invest in or obtain a financial interest in the pass-through trusts. Rather, the Company has an obligation to make interest and principal payments on its equipment notes held by the pass-through trusts. The Company did not intend to have any voting or non-voting equity interest in the pass-through trusts or to absorb variability from the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate the pass-through trusts.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

General Guarantees and Indemnifications. In the normal course of business, the Company enters into numerous real estate leasing and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities under which the Company typically indemnifies the lessors and any tax/financing parties against tort liabilities that arise out of the use, occupancy, operation or maintenance of the leased premises or financed aircraft. Currently, the Company believes that any future payments required under these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). Additionally, certain leased premises such as fueling stations or storage facilities include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premises.

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

Commitments. The table below summarizes the Company’s commitments as of December 31, 2012, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets (in billions):

	UAL	United	Continental
2013	$1.8	$0.8	$1.0
2014	1.5	0.7	0.8
2015	2.0	0.9	1.1
2016	3.0	2.0	1.0
2017	2.5	2.4	0.1
After 2017	7.1	4.8	2.3

	$17.9	$11.6	$6.3

UAL Aircraft Commitments. UAL had firm commitments to purchase 100 new Boeing 737 MAX 9 aircraft scheduled for delivery from 2018 through 2022. UAL also had options to purchase an additional 100 Boeing 737 MAX 9 aircraft. UAL had the right, and intends in the future, to assign its interest under the purchase agreement for the 737 MAX 9 aircraft with respect to one or more of the aircraft to either United or Continental.

United Aircraft Commitments. United had firm commitments to purchase 100 new aircraft (25 Boeing 787 aircraft, 50 Boeing 737-900ER aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from 2013 through 2020. United also had options and purchase rights for additional aircraft. In 2013, United expects to take delivery of ten Boeing 737-900ER aircraft.

Continental Aircraft Commitments. Continental had firm commitments to purchase 47 new aircraft (23 Boeing 737 aircraft and 24 Boeing 787 aircraft) scheduled for delivery from January 1, 2013 through 2016. Continental also had options to purchase 74 Boeing aircraft. In 2013, Continental expects to take delivery of 14 Boeing 737-900ER aircraft and two Boeing 787-8 aircraft.

As of December 31, 2012, Continental had arranged for EETC financing of 14 Boeing 737-900ER aircraft and one Boeing 787-8 aircraft scheduled for delivery through July 2013. In addition, United had secured backstop financing commitments from its widebody aircraft and engine manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See Note 14 of this report for additional information. However, UAL and United do not have backstop financing or any other financing currently in place for their firm narrowbody aircraft orders with Boeing, and Continental does not have backstop financing or any other financing currently in place for its other Boeing aircraft on order. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all.

As UAL has the right, and intends in the future, to assign its interest under the purchase agreement for the Boeing 737 MAX 9 aircraft with respect to one or more of the aircraft to either United or Continental, but has not determined the actual assignment of the Boeing 737 MAX 9 aircraft between United and Continental, the table above assumes that 50% of the Boeing 737 MAX 9 order is assigned to United and 50% of the Boeing 737 MAX 9 order is assigned to Continental.

UAL and Continental have concluded their discussions with Boeing regarding delays in delivery of certain Boeing 787 aircraft, and have reached a resolution with Boeing regarding compensation to be received in connection with those delays.

Credit Card Processing Agreements

The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company’s credit card processing agreements, the financial institutions either require, or under certain circumstances have the right to require, that the Company maintains a reserve equal to a portion of advance ticket sales that has been processed by that financial institution, but for which the Company has not yet provided the air transportation. Such financial institutions may require additional cash or other collateral reserves to be established or additional withholding of payments related to receivables collected if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short term investments. The Company’s current level of unrestricted cash, cash equivalents and short term investments is substantially in excess of these minimum levels.

Guarantees and Off-Balance Sheet Financing

Fuel Consortia. The Company participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2012, approximately $1.3 billion principal amount of such bonds were secured by significant fuel facility leases in which UAL participates, as to which UAL and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2012, UAL’s contingent exposure was approximately $259 million principal amount of such bonds based on its recent consortia participation. As of December 31, 2012, United’s and Continental’s contingent exposure related to these bonds, based on its recent consortia participation, was approximately $198 million and $61 million, respectively. The Company’s contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2014 to 2041. The Company did not record a liability at the time these indirect guarantees were made.

Guarantees. United and Continental are the guarantors of approximately $270 million and $1.6 billion, respectively, in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.7 billion ($270 million for United and $1.4 billion for Continental) of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. These tax-exempt special facilities revenue bonds are included in our lease commitments disclosed in Note 15. The leasing arrangements associated with $190 million (for Continental only) of these obligations are accounted for as capital leases. All these bonds are due between 2015 and 2038.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2012, UAL had $2.6 billion of floating rate debt (consisting of United’s $1.9 billion and Continental’s $658 million of debt) and $347 million of fixed rate debt (consisting of United’s $186 million and Continental’s $161 million of debt), with remaining terms of up to ten years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to nine years and an aggregate balance of $2.8 billion (consisting of United’s $2.1 billion and Continental’s $744 million balance), the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Houston Bush Terminal B Redevelopment Project. In May 2011, UAL, in partnership with the Houston Airport System, announced that it would begin construction of the first phase of a potential three-phase $1 billion terminal improvement project for Terminal B at George Bush Intercontinental Airport (“Houston Bush”) by the end of 2011. In November 2011, the City of Houston issued approximately $113 million of special facilities revenue bonds to finance the construction of a new south concourse at Houston Bush dedicated to the Company’s regional jet operations. The bonds are guaranteed by Continental and are payable from certain rentals paid by Continental under a special facilities lease agreement with the City of Houston. Continental’s initial commitment is to construct the first phase of the originally anticipated three-phase project. Continental’s cost of construction of phase one of the project is currently estimated to be approximately $100 million and is funded by special facilities revenue bonds. Construction of the remaining phases of the project, if any, will be based on demand over the next seven to 10 years, with phase one currently expected to be completed in late 2013.

Based on a qualitative assessment of the Houston Bush Terminal B Redevelopment Project, due to the fact that Continental is guaranteeing the special facilities revenue bonds and the requirement that Continental fund cost overruns with no stated limits, Continental is considered the owner of the property during the construction period for accounting purposes. As a result, the construction project is being treated as a financing transaction such that the property and related financing will be included on UAL’s consolidated balance sheet as an asset under operating property and equipment and as a construction obligation under other long-term liabilities.

Labor Negotiations.

As of December 31, 2012, UAL, including its subsidiaries, had approximately 88,000 employees. As of December 31, 2012, United had approximately 47,000 employees and Continental had approximately 41,000 employees. Approximately 80% of the combined Company’s employees were represented by various U.S. labor organizations as of December 31, 2012.

During 2012, various labor agreements were reached between union representatives and the Company. On December 15, 2012, the pilots for both United and Continental ratified a joint collective bargaining agreement with the Company. In February 2013, the Company reached tentative agreements on new joint collective bargaining agreements with the IAM for the fleet service, passenger service and storekeeper workgroups at the United, Continental, Continental Micronesia and Mileage Plus subsidiaries. The tentative agreements with the IAM cover more than 28,000 employees and are subject to ratification by the IAM members. We are also currently in the process of negotiating joint collective bargaining agreements with all of our other major represented groups. Several other collective bargaining agreements were reached with unions at each of our subsidiaries during 2012, including with the United flight attendants in February 2012, the Continental Micronesia aircraft technicians in May 2012, the Continental pilot ground instructors in June 2012 and the Continental Micronesia flight attendants in August 2012.

NOTE 18 - STATEMENT OF CONSOLIDATED CASH FLOWS - SUPPLEMENTAL DISCLOSURES

Supplemental disclosures of cash flow information and non-cash investing and financing activities for the years ended December 31, are as follows (in millions):

2012	UAL	United	Continental Successor	Continental Predecessor
Cash paid during the period for:
Interest (net of amounts capitalized)	$766	$426	$340
Income taxes	2	3	1
Non-cash transactions:
Transfer of OnePass frequent flyer liability and advanced purchase of miles from Continental	$—	$2,387	$(2,387)
Property and equipment acquired through issuance of debt	544	—	544
8% Contingent Senior Unsecured Notes and 6% Senior Notes, net of discount	357	357	—
Special facility payment financing	101	—	101
Airport construction financing	50	—	50

2011
Cash paid during the period for:
Interest (net of amounts capitalized)	$855	$495	$360
Income taxes	10	2	—
Non-cash transactions:
Property and equipment acquired through issuance of debt	$130	$—	$130
8% Contingent Senior Unsecured Notes, net of discount	88	88	—
Interest paid in kind on UAL 6% Senior Notes	37	37	—

2010
Cash paid (refunded) during the period for:
Interest (net of amounts capitalized)	$600	$489	$111	$210
Income taxes	(16)	(16)	—	1
Non-cash transactions:
Redemption of Continental’s 5% Convertible Notes with UAL common stock	$175	$—	$175	$—
Property and equipment acquired through issuance of debt and capital leases	98	—	98	465
Restricted cash collateral returned on derivative contracts	(45)	(45)	—	—
Interest paid in kind on UAL 6% Senior Notes	35	35	—	—

NOTE 19 - ADVANCED PURCHASE OF MILES

The Company previously sold frequent flyer miles to Chase which the Company recorded as Advanced Purchase of Miles. UAL has the right, but is not required, to repurchase the pre-purchased miles from Chase during the term of the agreement. The balance of pre-purchased miles is eligible to be allocated to MileagePlus members’ account by 2017. The Co-Brand Agreement contains termination penalties that may require United and Continental to make certain payments and repurchase outstanding pre-purchased miles in cases such as the Company’s insolvency, bankruptcy or other material breaches. The Company has recorded these amounts as advanced purchase of miles in the liabilities section of the Company’s consolidated balance sheets.

The obligations of UAL, United, Continental and Mileage Plus Holdings, LLC to Chase under the Co-Brand Agreement are joint and several. Certain of United’s obligations under the Co-Brand Agreement in an amount not more than $850 million are secured by a junior lien in all collateral pledged by United under its Amended Credit Facility. All of Continental’s obligations under the Co-Brand Agreement are secured by a junior lien in all collateral pledged by Continental to secure its Senior Notes due 2015. United also provides a first priority lien to Chase on its MileagePlus assets to secure certain of its obligations under the Co-Brand Agreement and its obligations under the new combined credit card processing agreement among Continental, United, Paymentech, LLC and JPMorgan Chase. After Continental’s OnePass Program termination in March 2012, certain of the OnePass Program assets were added as collateral to the Co-Brand Agreement. As a result of this termination, all OnePass related assets and liabilities were transferred from Continental to United.

NOTE 20 - RELATED PARTY TRANSACTIONS

Intercompany transactions - United and Continental

United and Continental perform services for one another including various aircraft maintenance services, aircraft ground handling and aircraft fuel provisions at certain airports. For the year ended December 31, 2012, United provided $558 million of services to Continental, and Continental provided $219 million of services to United. Many of these transactions are routinely settled through the clearing house, which is customarily used in the monthly settlement of such items. Transactions not settled through the clearing house are typically settled in cash on a quarterly basis. As of December 31, 2012, Continental had a net current payable of $2.5 billion to United primarily related to the transfer of the current portion of the frequent flyer liability and the cash transfer from United in conjunction with the conversion to the new passenger service system, as described below. In addition, Continental had a $270 million noncurrent payable as of December 31, 2012 to United associated with the transfer of advanced purchase of miles to United as a result of the transition to the single loyalty program described further below.

In November 2011, the Company received a single operating certificate from the Federal Aviation Administration. The Company plans to merge United Air Lines, Inc. and Continental Airlines, Inc. into one legal entity in 2013. Once this legal merger occurs, the financial statements of United and Continental will be combined at their historical cost for all periods presented beginning on October 1, 2010, the date on which Continental became a wholly-owned subsidiary of UAL, and there will no longer be a requirement to separately report the historical financial statements of Continental. Intercompany receivables and payables between United and Continental will be settled when United Air Lines, Inc. and Continental Airlines, Inc. merge into one legal entity.

Frequent flyer program transition

In the first quarter of 2012, the Company moved to a single loyalty program. Continental’s loyalty program formally ended in the first quarter of 2012, at which point United automatically enrolled Continental OnePass program members in the MileagePlus program and deposited into those MileagePlus accounts award miles equal to these members’ OnePass award miles balance. In March 2012, the related frequent flyer deferred revenue and advance purchase of miles liabilities for the OnePass program was transferred to United with a corresponding liability recorded by Continental payable to United for assuming the frequent flyer obligations. No gain or loss was incurred from the transaction as the liabilities were transferred at their respective net book value. The obligation associated with this transfer will be settled by Continental through future redemptions by MileagePlus members on Continental operated flights.

Passenger service system and ticket stock integration

In March 2012, Continental and United converted to a single passenger service system, allowing the Company to operate using a single reservations system, carrier code, flight schedule, website and departure control system. In conjunction with the conversion to a single passenger service system, all tickets are now sold by United. As a result, the air traffic liability of Continental is diminishing as tickets previously sold by Continental are used or refunded and United’s advanced ticket sales liability and associated cash receipts from the ticket sales will increase accordingly. Subsequent to the system conversion, United transferred cash to Continental each month, such transfers being netted against amounts owed to Continental for segments flown by Continental on United ticket stock. Revenue will continue to be recorded by the carrier that is operating the flight.

Revenue and expense allocation

Until United Air Lines, Inc. and Continental Airlines, Inc. are merged into one legal entity, revenue and expenses will continue to be recorded by each entity based on either specific identification of the related transaction, where applicable, or appropriate allocations based on metrics that are systematic and rational. Certain revenues and expenses that were previously recorded based on a specific identification were allocated in March 2012 in connection with the conversion to a single passenger service system. We believe the allocated amounts will generally be comparable to historical amounts. Each airline will continue to record actual expenses for aircraft that are owned or leased and passenger revenue will be determined on an actual basis for the carrier operating the flight. The table below illustrates a summary of the primary allocation metrics to be used:

Account	Allocation metric between subsidiaries
Operating revenue:
Passenger	Actual ticket revenue based on specifically identified flights operated by each carrier. Frequent flyer component of passenger revenue is allocated to Continental based on historic revenue passenger miles (“RPMs”) split between carriers and rate at which outstanding frequent flyer liability was transferred from Continental to United at single passenger service system conversion for calculating frequent flyer impact. Regional revenue, based on the carrier that contracted with the regional carrier
Cargo	Actual by operating carrier
Other operating	Passenger related based on passenger revenue and other based on passengers enplaned or other similar criteria
Operating expense:
Aircraft fuel	Actual by operating carrier
Salaries and related costs	Actual for operational workgroups and allocation based on historical RPMs for administrative personnel. Profit sharing expense is allocated based on the proportional profit of each operating entity
Regional capacity purchase	Actual based on specific identification of the carrier that contracted with regional carrier for flying
Landing fees and other rent	Allocation based on passengers enplaned
Aircraft maintenance materials and outside repairs	Actual based on the specific identification of each carrier’s aircraft
Depreciation and amortization	Specific identification of carriers’ operational assets (i.e. flight equipment) and intangible assets and allocation based on historical RPMs for other assets
Distribution expenses	Allocation based on passenger revenue
Aircraft rent	Actual based on specific identification of each carrier’s aircraft
Special charges	Specific identification. Labor agreement costs are allocated based on salaries of respective work groups
Other operating expenses	Specific identification where applicable and allocation based on historical RPMs for other

Total net revenue allocated from United to Continental amounted to $1.1 billion for the year ended December 31, 2012.

Total net expenses allocated from United to Continental amounted to $363 million for the year ended December 31, 2012.

NOTE 21 - MERGER AND INTEGRATION-RELATED COSTS AND SPECIAL ITEMS

Special Revenue Item. As discussed in Note 2, during the second quarter of 2011, the Company modified the previously existing United and Continental co-branded credit card agreements with Chase as a result of the Merger. This modification resulted in the following one-time adjustment to decrease frequent flyer deferred revenue and increase special revenue in accordance with ASU 2009-13 for the year ended December 31, 2011 as follows (in millions):

	UAL	United	Continental
Special revenue item	$107	$88	$19

For the years ended December 31, Merger and integration-related costs and special items classified as special charges in the statements of consolidated operations consisted of the following (in millions):

2012	UAL	United	Continental Successor
Integration-related costs	$739	$569	$170
Labor agreement costs	475	312	163
Voluntary severance and benefits	125	125	—
Intangible asset impairment	30	—	30
Gains on sale of assets and other special charges, net	(46)	(22)	(24)

Total	$1,323	$984	$339

2011	UAL	United	Continental Successor
Integration-related costs	$517	$360	$157
Termination of maintenance service contract	58	58	—
Intangible asset impairment	4	—	4
Other	13	15	(2)

Total	$592	$433	$159

2010	UAL	United	Continental Successor	Continental Predecessor
Merger costs:
Merger-related costs	$144	$114	$30	$10
Salary and severance-related	249	111	138	—
Integration-related costs	171	138	33	19

	564	363	201	29
Aircraft impairments	136	136	—	6
Goodwill impairment credit	(64)	(64)	—	—
Intangible asset impairment	29	29	—	—
Other	4	4	—	12

Total	$669	$468	$201	$47

Integration-related costs

Integration-related costs incurred during 2012 included compensation costs related to systems integration and training, costs to repaint aircraft and other branding activities, costs to write-off or accelerate depreciation on systems and facilities that are either no longer used or planned to be used for significantly shorter periods, as well as relocation costs for employees and severance primarily associated with administrative headcount reductions. In 2011, these costs also included costs to terminate certain service contracts, costs to write-off system assets, payments to third-party consultants assisting with integration planning and organization design and compensation costs related to the systems integration. In addition, UAL recorded a liability of $88 million related to the fair value of UAL’s obligation to issue to the PBGC $125 million aggregate principal amount of 8% Contingent Senior Notes during 2011. This was classified as an integration-related cost since the financial results of UAL, excluding Continental’s results, would not have resulted in a triggering event under the 8% Contingent Senior Notes indenture.

On December 31, 2012, UAL and United entered into an agreement with the PBGC that reduced the aggregate amount of 8% Contingent Senior Notes to be issued by UAL, and eliminated the contingent nature of such obligation by replacing the $188 million principal amount of 8% Contingent Senior Notes incurred as of December 31, 2012 and the obligation to issue any additional 8% Contingent Senior Notes with $400 million principal amount of New 8% Notes. In addition, UAL and United agreed to replace the $652 million principal amount outstanding of UAL’s 6% Senior Notes due 2031 with the New 6% Notes. The Company did not receive any cash proceeds in connection with the issuance of the New PBGC Notes. The Company is accounting for this agreement as a debt extinguishment, resulting in a charge of $309 million that represents the fair value of $212 million of New 8% Notes that it agreed to issue and the change in the fair value of the New 6% Notes and the $188 million of New 8% Notes versus their previous carrying values. The Company classified the expense as a component of special charges because the note restructuring would not have occurred if it were not for the Merger.

Labor agreement costs

In December 2012, the United and Continental pilots represented by the Air Line Pilots Association, International ratified a new joint collective bargaining agreement with the Company. The Company recorded $475 million of expense associated with lump sum cash payments that would be made in conjunction with the ratification of the contract and the completion of the integrated pilot seniority list. This charge also includes $80 million associated with changes to existing pilot disability plans negotiated in connection with the agreement. The lump sum payments are not in lieu of future pay increases. The Company made cash payments of approximately $55 million in late 2012 and expects to pay the remainder by the end of 2013 relating to these charges.

Voluntary severance and benefits

During 2012, the Company recorded $125 million of severance and benefits associated with various voluntary retirement and leave of absence programs for its various employee groups. During the first quarter of 2012, approximately 400 mechanics offered to retire early in exchange for a cash severance payment that was based on the number of years of service each employee had accumulated. The expense for this voluntary program was approximately $32 million. The Company also offered a voluntary leave of absence program that approximately 1,800 flight attendants accepted, which allows for continued medical coverage during the leave of absence period. The expense for this voluntary program was approximately $17 million. During the second quarter of 2012, as part of the recently amended collective bargaining agreement with the Association of Flight Attendants, the Company offered a voluntary program for flight attendants at United to retire early in exchange for a cash severance payment. The payments are dependent on the number of years of service each employee has accumulated. Approximately 1,300 flight attendants accepted this program and the expense for this voluntary program is approximately $76 million.

Merger-related costs

Merger-related costs in 2010 include charges related to the planning and execution of the Merger, including costs for items such as financial advisor, legal and other advisory fees. Salary and severance related costs are primarily associated with administrative headcount reductions and compensation costs related to the Merger.

Intangible asset impairments

During 2012 and 2011, Continental recorded impairment charges of $30 million and $4 million, respectively, on certain intangible assets related to European take-off and landing slots to reflect the estimated fair value of these assets as part of its annual impairment test of indefinite-lived intangible assets.

During 2010, the U.S. and Brazilian governments reached an open skies aviation agreement that removed the restriction on the number of flights into Sao Paulo by October 2015. As a result of these changes, United recorded a $29 million non-cash charge to write-down its indefinite-lived route asset in Brazil. These impairments were based on estimated fair values, which were primarily developed using income methodologies, as described in Note 12.

Gains on sale of assets and other special charges

During 2012, the Company recorded net gains of $46 million related to gains and losses on the disposal of aircraft and related parts and other assets.

Aircraft impairments

The aircraft impairments summarized in the table above for 2010 relate to United’s nonoperating Boeing 737 and Boeing 747 aircraft which declined in value, as older, less fuel efficient models became less valuable with increasing fuel costs. The carrying values of these nonoperating aircraft were reduced to estimated fair values.

Goodwill impairment credit

During 2010, UAL determined that it overstated its deferred tax liabilities by approximately $64 million when it applied fresh start accounting upon its exit from Chapter 11 bankruptcy protection in 2006. Under applicable standards in 2008, this error would have been corrected with a decrease to goodwill, which would have resulted in a decrease in the amount of UAL’s 2008 goodwill impairment charge. Therefore, UAL corrected this overstatement in the fourth quarter of 2010 by reducing its deferred tax liabilities and recorded it as goodwill impairment credit in its consolidated statement of operations. The adjustment was not made to prior periods as UAL does not believe the correction was material to 2010 or any prior period. As the goodwill from fresh start accounting was pushed down to United, the above disclosure also applies to United.

Termination charges

During 2011, United recorded $58 million of charges related to the early termination of a maintenance service contract. During 2009, United incurred $104 million primarily for aircraft lease termination charges related to its operational plans to significantly reduce its operating fleet.

Accrual Activity

Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft and unused facilities is as follows (in millions):

	Severance/ Medical Costs	Permanently Grounded Aircraft	Unused Facilities
UAL
Balance at December 31, 2009	$45	$83	$—
Liability assumed due to Merger, October 1, 2010	3	—	33
Accrual	155	(3)	—
Payments	(101)	(39)	(26)

Balance at December 31, 2010	102	41	7
Accrual	21	5	—
Payments	(68)	(15)	(3)

Balance at December 31, 2011	55	31	4
Accrual	170	(1)	(2)
Payments	(160)	(25)	(1)

Balance at December 31, 2012	$65	$5	$1

United
Balance at December 31, 2009	$45	$83	$—
Accrual	74	(3)	—
Payments	(77)	(39)	—

Balance at December 31, 2010	42	41	—
Accrual	28	5	—
Payments	(42)	(15)	—

Balance at December 31, 2011	28	31	—
Accrual	152	(1)	—
Payments	(141)	(25)	—

Balance at December 31, 2012	$39	$5	$—

Continental
Balance at December 31, 2009	$14	$2	$26
Accrual (a)	84	(1)	9
Payments (a)	(38)	(1)	(28)

Balance at December 31, 2010	60	—	7
Accrual	(7)	—	—
Payments	(26)	—	(3)

Balance at December 31, 2011	27	—	4
Accrual	18	—	(2)
Payments	(19)	—	(1)

Balance at December 31, 2012	$26	$—	$1

(a) Continental accrual and payment amounts for 2010 represent both Predecessor and Successor periods. Total accrual and payments in the Predecessor period were $11 million and $17 million, respectively. Total accrual and payments in the Successor period were $81 million and $50 million, respectively.

The Company’s accrual and payment activity in 2012 and 2011 is primarily related to severance and other compensation expense associated with voluntary employee programs and the Merger, respectively.

NOTE 22 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

UAL	Quarter Ended
(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2012
Operating revenue	$8,602	$9,939	$9,909	$8,702
Income (loss) from operations	(271)	575	200	(465)
Net income (loss)	(448)	339	6	(620)
Basic earnings (loss) per share	(1.36)	1.02	0.02	(1.87)
Diluted earnings (loss) per share	(1.36)	0.89	0.02	(1.87)

2011
Operating revenue	$8,202	$9,809	$10,171	$8,928
Income from operations	34	808	935	45
Net income (loss)	(213)	538	653	(138)
Basic earnings (loss) per share	(0.65)	1.63	1.97	(0.42)
Diluted earnings (loss) per share	(0.65)	1.39	1.69	(0.42)

UAL’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results. UAL’s quarterly results were impacted by the following significant items (in millions):

UAL	Quarter Ended

	March 31	June 30	September 30	December 31
2012
Special charges (income):
Integration-related costs	$134	$137	$60	$408
Labor agreement costs	—	—	454	21
Voluntary severance and benefits	49	76	—	—
Intangible asset impairments	6	—	—	24
Gains on sale of assets and other special charges, net	(25)	(7)	—	(14)

Total special items	164	206	514	439

Income tax benefit	(2)	—	—	(9)

Total special items, net of tax	$162	$206	$514	$430

2011
Special charges (income):
Revenue - Co-brand Agreement modification (Note 2(c))	$—	$(107)	$—	$—
Integration-related costs	79	145	123	170
Termination of maintenance service contract	—	—	—	58
Aircraft-related charges (gains), net	(2)	1	(3)	(2)
Intangible asset impairment	—	—	—	4
Other special items	—	—	—	19

Total special items	77	39	120	249

Income tax benefit	—	—	—	(2)

Total special items, net of tax	$77	$39	$120	$247

See Note 21 for further discussion of these items.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

UAL, United and Continental each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL, United and Continental to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL, United and Continental, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s, United’s and Continental’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL, United and Continental have concluded that as of December 31, 2012, disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2012

During the three months ended December 31, 2012, there was no change in UAL’s, United’s or Continental’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United Continental Holdings, Inc.

We have audited United Continental Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 25, 2013

United Continental Holdings, Inc. Management Report on Internal Control Over Financial Reporting

February 25, 2013

To the Stockholders of United Continental Holdings, Inc.

Chicago, Illinois

The management of United Continental Holdings, Inc. (“UAL”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2012.

Our independent registered public accounting firm, Ernst & Young LLP, who audited UAL’s consolidated financial statements included in this Form 10-K, has issued a report on UAL’s internal control over financial reporting, which is included herein.

United Air Lines, Inc. Management Report on Internal Control Over Financial Reporting

February 25, 2013

To the Stockholder of United Air Lines, Inc.

Chicago, Illinois

The management of United Air Lines, Inc. (“United”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). United’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including United’s Chief Executive Officer and Chief Financial Officer, United conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United’s Chief Executive Officer and Chief Financial Officer concluded that its internal controls over financial reporting were effective as of December 31, 2012.

This annual report does not include an attestation report of United’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by United’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit United to provide only management’s report in this annual report.

Continental Airlines, Inc. Management Report on Internal Control Over Financial Reporting

February 25, 2013

To the Stockholder of Continental Airlines, Inc.

Chicago, Illinois

The management of Continental Airlines, Inc. (“Continental”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Continental’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including Continental’s Chief Executive Officer and Chief Financial Officer, Continental conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Continental’s Chief Executive Officer and Chief Financial Officer concluded that its internal controls over financial reporting were effective as of December 31, 2012.

This annual report does not include an attestation report of Continental’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Continental’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit Continental to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

On February 22, 2013, the UAL Board of Directors approved certain revisions to the UAL Amended and Restated Bylaws. The bylaws were revised to remove certain transitional provisions regarding the positions of the Company’s Chief Executive Officer and the Chairman of the UAL Board of Directors that were included in connection with the 2010 merger of JT Merger Sub Inc., a wholly-owned subsidiary of UAL, with and into Continental Airlines, Inc. pursuant to the merger agreement by and among the Company, Continental Airlines, Inc. and JT Merger Sub Inc. In addition, the provision in the Amended and Restated Bylaws related to the location of the Company’s headquarters was deleted. The UAL Amended and Restated Bylaws became effective on February 22, 2013.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2013 Annual Meeting of Stockholders. Information regarding the executive officers of UAL is presented below.

Information required by this item with respect to United and Continental is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

EXECUTIVE OFFICERS OF UAL

The executive officers of UAL are listed below, along with their ages, tenure as officer and business background for at least the last five years.

Michael P. Bonds. Age 50. Mr. Bonds has been Executive Vice President Human Resources and Labor Relations of UAL, United and Continental since October 2010. From June 2005 to September 2010, Mr. Bonds

served as Senior Vice President Human Resources and Labor Relations of Continental. Mr. Bonds joined Continental in 1995.

James E. Compton. Age 57. Mr. Compton has been Vice Chairman and Chief Revenue Officer of UAL, United and Continental since December 2012. From October 2010 to December 2012, Mr. Compton served as Executive Vice President and Chief Revenue Officer of UAL, United and Continental. From January 2010 to September 2010, Mr. Compton served as Executive Vice President and Chief Marketing Officer of Continental. From August 2004 to December 2009, Mr. Compton served as Executive Vice President—Marketing of Continental. Mr. Compton joined Continental in 1995.

Jeffrey T. Foland. Age 42. Mr. Foland has been Executive Vice President Marketing, Technology and Strategy of UAL, United and Continental since December 2012. From April 2012 to December 2012, Mr. Foland served as Executive Vice President Strategy, Technology and Business Development. From October 2010 to April 2012, Mr. Foland served as Executive Vice President of UAL, United and Continental and President of Mileage Plus Holdings, LLC. From January 2009 to September 2010, Mr. Foland served as Senior Vice President Worldwide Sales and Marketing of United. From September 2006 to January 2009, Mr. Foland served as Senior Vice President Worldwide Sales of United. From January 2005 to September 2006, Mr. Foland served as Vice President Sales America of United. Mr. Foland joined UAL in 2005.

Irene E. Foxhall. Age 61. Ms. Foxhall has been Executive Vice President Communications and Government Affairs of UAL, United and Continental since October 2010. From January 2010 to September 2010, Ms. Foxhall served as Senior Vice President Communications and Government Affairs of Continental. From October 2008 to December 2009, Ms. Foxhall served as Senior Vice President - Global Communications and Public Affairs of Continental. From September 2007 to October 2008, Ms. Foxhall served as Senior Vice President International and State Affairs of Continental. From September 2005 to September 2007, Ms. Foxhall served as Vice President International and State Affairs of Continental. Ms. Foxhall joined Continental in 1995.

Brett J. Hart. Age 43. Mr. Hart has been Executive Vice President, General Counsel and Secretary of UAL, United and Continental since February 2012. From December 2010 to February 2012, he served as Senior Vice President, General Counsel and Secretary of UAL, United and Continental. From June 2009 to December 2010, Mr. Hart served as Executive Vice President, General Counsel and Corporate Secretary at Sara Lee Corporation. From March 2005 to May 2009, Mr. Hart served as Deputy General Counsel and Chief Global Compliance Officer of Sara Lee Corporation. Mr. Hart joined UAL in 2010.

Chris Kenny. Age 48. Mr. Kenny has been Vice President and Controller of UAL, United and Continental since October 2010. From September 2003 to September 2010, Mr. Kenny served as Vice President and Controller of Continental. Mr. Kenny joined Continental in 1997.

Peter D. McDonald. Age 61. Mr. McDonald has been Executive Vice President and Chief Operations Officer of UAL, United and Continental since October 2010. From May 2008 to September 2010, Mr. McDonald served as Executive Vice President and Chief Administrative Officer of UAL and United. From May 2004 to May 2008, Mr. McDonald served as Executive Vice President and Chief Operating Officer of UAL and United. Mr. McDonald joined UAL in 1969.

John D. Rainey. Age 42. Mr. Rainey has been Executive Vice President and Chief Financial Officer of UAL, United and Continental since April 2012. From October 2010 to April 2012, Mr. Rainey served as Senior Vice President Financial Planning and Analysis of United and Continental. From September 2007 to September 2010, Mr. Rainey served as Vice President Financial Planning and Analysis of Continental. From September 2005 to September 2007, Mr. Rainey served as Staff Vice President Financial Planning and Analysis of Continental. Mr. Rainey joined Continental in 1997.

Jeffery A. Smisek. Age 58. Mr. Smisek was named Chairman of the UAL Board effective December 31, 2012 and has been President and Chief Executive Officer of UAL and Chairman, President and Chief Executive Officer of United and Continental since October 2010. From January 2010 to September 2010, Mr. Smisek served as Chairman, President and Chief Executive Officer of Continental. From September 2008 to December

2009, Mr. Smisek served as President and Chief Operating Officer of Continental. From December 2004 to September 2008, Mr. Smisek served as President of Continental. Mr. Smisek joined Continental in 1995.

There are no family relationships among the executive officers or the directors of UAL. The executive officers are elected by the Board of Directors each year and hold office until the organization meeting of the respective Board of Directors in the next subsequent year, until his or her successor is chosen or until his or her earlier death, resignation or removal.

The Company has a code of ethics, the “Ethics and Compliance Principles,” for its directors, officers and employees. The code serves as a “Code of Ethics” as defined by SEC regulations, and as a “Code of Business Conduct and Ethics” under the listed Company Manual of the NYSE. The code is available on the Company’s website. Waivers granted to certain officers from compliance with or future amendments to the code will be disclosed on the Company’s website in accordance with Item 5.05 of Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Information required by this item with respect to United and Continental is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Information required by this item with respect to United and Continental is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Information required by this item with respect to United and Continental is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In October 2002, the Audit Committee of the UAL Board of Directors adopted a policy on pre-approval of services of the Company’s independent registered public accounting firm. As a wholly owned subsidiary of UAL, United’s audit services were determined by UAL. Continental’s audit services were determined by UAL following the Merger. The policy provides that the Audit Committee shall pre-approve all audit and non-audit services to be provided to UAL and its subsidiaries and affiliates by its independent auditors. The process by which this is carried out is as follows:

For recurring services, the Audit Committee reviews and pre-approves the independent registered public accounting firm’s services in conjunction with the annual appointment of the outside auditors. The reviewed materials include a description of the services along with related fees. The Audit Committee also reviews and pre-approves other classes of recurring services along with fee thresholds for pre-approved services. In the event that the pre-approval fee thresholds are met and additional services are required prior to the next scheduled Audit Committee meeting, pre-approvals of additional services follow the process described below.

Any requests for audit, audit-related, tax and other services not contemplated with the recurring services approval described above must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chair of the Audit Committee. The Chair must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. The Audit Committee has considered whether the 2012 non-audit services provided by Ernst & Young LLP, the Company’s independent registered public accounting firm, are compatible with maintaining auditor independence.

All of the services in 2012 and 2011 under the Audit Related, Tax and All Other Fees categories below have been approved by the Audit Committee pursuant to paragraph (c)(7)(i)(c) of Rule 2-01 of Regulation S-X of the Exchange Act.

The aggregate fees billed for professional services rendered by the Company’s independent auditors in 2012 and 2011 are as follows (in thousands):

	2012
Service	UAL	United	Continental
Audit Fees	$4,229	$2,326	$1,903
Audit-Related Fees	—	—	—
Tax Fees	543	299	244
All Other Fees	5	3	2

	$4,777	$2,628	$2,149

	2011
Service	UAL	United	Continental
Audit Fees	$4,124	$2,571	$1,553
Audit-Related Fees	209	128	81
Tax Fees	1,198	911	287
All Other Fees	5	3	2

Total	$5,536	$3,613	$1,923

AUDIT FEES

For 2012 and 2011, audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements and the audit of the effectiveness of internal control over financial reporting of United Continental Holdings, Inc. and its wholly owned subsidiaries. Audit fees also include the audits of the consolidated financial statements of United Air Lines, Inc. and Continental Airlines, Inc., attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.

AUDIT RELATED FEES

In 2011, fees for audit-related services consisted of audits for employee benefit plans, carve-out audits, audits of subsidiaries that are not required to be audited by governmental or regulatory bodies, and agreed-upon procedures related to contractual arrangements.

TAX FEES

Tax fees for 2012 and 2011 include professional services provided for preparation of tax returns of certain expatriate employees, personal tax compliance and advice, preparation of federal, foreign and state tax returns, review of tax returns prepared by the Company, research and consultations regarding tax accounting and tax compliance matters, and assistance in assembling data to prepare for and respond to governmental reviews of past tax filings, exclusive of tax services rendered in connection with the audit.

ALL OTHER FEES

Fees for all other services billed in 2012 and 2011 consist of subscriptions to Ernst & Young LLP’s on-line accounting research tool.

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)(1)	Financial Statements. The financial statements required by this item are listed in Item 8, Financial Statements and Supplementary Data herein.

(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010.

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

UNITED CONTINENTAL HOLDINGS, INC. UNITED AIR LINES, INC. CONTINENTAL AIRLINES, INC. (Registrants)

By:	/s/ JOHN D. RAINEY
John D. Rainey
Executive Vice President and Chief Financial Officer

Date: February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Continental Holdings, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ JEFFERY A. SMISEK Jeffery A. Smisek	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN D. RAINEY John D. Rainey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ CHRIS KENNY Chris Kenny	Vice President and Controller (Principal Accounting Officer)

/s/ STEPHEN R. CANALE Stephen R. Canale	Director

/s/ CAROLYN CORVI Carolyn Corvi	Director

/s/ JANE C. GARVEY Jane C. Garvey	Director

/s/ JAMES J. HEPPNER James J. Heppner	Director

/s/ WALTER ISAACSON Walter Isaacson	Director

/s/ HENRY L. MEYER III Henry L. Meyer III	Director

/s/ OSCAR MUNOZ Oscar Munoz	Director

/s/ LAURENCE E. SIMMONS Laurence E. Simmons	Director

/s/ GLENN F. TILTON Glenn F. Tilton	Director

/s/ DAVID J. VITALE David J. Vitale	Director

/s/ JOHN H. WALKER John H. Walker	Director

/s/ CHARLES A. YAMARONE Charles A. Yamarone	Director

Date:    February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Air Lines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ JEFFERY A. SMISEK Jeffery A. Smisek	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN D. RAINEY John D. Rainey	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)

/s/ CHRIS KENNY Chris Kenny	Vice President and Controller (Principal Accounting Officer)

/s/ JAMES E. COMPTON James E. Compton	Director

/s/ PETER D. MCDONALD Peter D. McDonald	Director

Date: February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Continental Airlines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ JEFFERY A. SMISEK Jeffery A. Smisek	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN D. RAINEY John D. Rainey	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)

/s/ CHRIS KENNY Chris Kenny	Vice President and Controller (Principal Accounting Officer)

/s/ JAMES E. COMPTON James E. Compton	Director

/s/ PETER D. MCDONALD Peter D. McDonald	Director

Date: February 25, 2013

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010

(In millions) Description	Balance at Beginning of Period	Assumed in Merger/ Acquisition Accounting Adjustment	Additions Charged to Costs and Expenses	Deductions (a)	Balance at End of Period
Allowance for doubtful accounts - UAL:
2012	$7	$—	$12	$6	$13
2011	6	—	8	7	7
2010	14	—	4	12	6
Allowance for doubtful accounts - United:
2012	$5	$—	$9	$3	$11
2011	5	—	5	5	5
2010	14	—	3	12	5
Allowance for doubtful accounts - Continental:
2012	$2	$—	$3	$3	$2
2011	1	—	3	2	2
October 1 to December 31, 2010 (Successor Company)	5	(5)	1	—	1
January 1 to September 30, 2010 (Predecessor Company)	7	—	1	3	5
Obsolescence allowance—spare parts - UAL:
2012	$89	$—	$40	$4	$125
2011	64	—	31	6	89
2010	61	—	215	212	64
Obsolescence allowance—spare parts - United:
2012	$73	$—	$15	$2	$86
2011	61	—	16	4	73
2010	61	—	212	212	61
Obsolescence allowance—spare parts - Continental:
2012	$16	$—	$25	$2	$39
2011	3	—	15	2	16
October 1 to December 31, 2010 (Successor Company)	121	(121)	3	—	3
January 1 to September 30, 2010 (Predecessor Company)	113	—	9	1	121
Valuation allowance for deferred tax assets - UAL:
2012	$4,137	$—	$487	$21	$4,603
2011	4,171	—	333	367	4,137
2010	3,060	1,487	90	466	4,171
Valuation allowance for deferred tax assets - United:
2012	$2,614	$—	$460	$6	$3,068
2011	2,624	—	82	92	2,614
2010	2,977	—	30	383	2,624
Valuation allowance for deferred tax assets - Continental:
2012	$1,434	$—	$201	$200	$1,435
2011	1,384	—	289	239	1,434
October 1 to December 31, 2010 (Successor Company)	362	1,125	2	105	1,384
January 1 to September 30, 2010 (Predecessor Company)	563	—	—	201	362

(a) Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit
Plan of Merger

*2.1	UAL United Continental	Agreement and Plan of Merger, dated as of May 2, 2010, by and among UAL Corporation, Continental Airlines, Inc. and JT Merger Sub Inc. (schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to UAL’s Form 8-K filed May 4, 2010, Commission file number 1-6033, and incorporated herein by reference)

Articles of Incorporation and Bylaws

*3.1	UAL	Amended and Restated Certificate of Incorporation of United Continental Holdings, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

3.2	UAL	Amended and Restated Bylaws of United Continental Holdings, Inc.

3.2.1	UAL	Amended and Restated Bylaws of United Continental Holdings, Inc. (marked to show changes from the prior version of the bylaws)

*3.3	United	Restated Certificate of Incorporation of United Air Lines, Inc. (filed as Exhibit 3.1 to United’s Form 8-K filed February 1, 2006, Commission file number 1-11355, and incorporated herein by reference)

*3.4	United	Amended and Restated Bylaws of United Air Lines, Inc. (filed as Exhibit 3.2 to United’s Form 8-K filed February 1, 2006, Commission file number 1-11355, and incorporated herein by reference)

*3.5	Continental	Amended and Restated Certification of Incorporation of Continental (filed as Exhibit 3.1 to Continental’s Form 8-K filed October 1, 2010, Commission file number 1-10323, and incorporated herein by reference)

*3.6	Continental	Amended and Restated Bylaws of Continental (filed as Exhibit 3.2 to Continental’s Form 8-K filed October 1, 2010, Commission file number 1-10323, and incorporated herein by reference)

Instruments Defining Rights of Security Holders, Including Indentures

*4.1	UAL United	Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation, as named therein, the Lenders named therein, JPMorgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed February 5, 2007, Commission file number 1-6033, and incorporated herein by reference)

*4.2	UAL United	Letter agreement, dated as of February 9, 2007, by and among United Air Lines, Inc., JPMorgan Chase Bank and Citicorp USA, Inc., to the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation, as named therein, the Lenders named therein, JPMorgan Chase Bank, et al. (filed as Exhibit 4.2 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.3	UAL United	First Amendment to Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of December 5, 2007, by and among United Air Lines, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed December 7, 2007, Commission file number 1-6033, and incorporated herein by reference)

*4.4	UAL United	Second Amendment to the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of May 5, 2008, by and among United Air Lines, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed May 7, 2008, Commission file number 1-6033, and incorporated herein by reference)

*4.5	UAL United	Letter agreement, dated as of September 23, 2009, by and among United Air Lines, Inc., JPMorgan Chase Bank and Citicorp USA, Inc., to the Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation, as named therein, the Lenders named therein, JPMorgan Chase Bank, et al. (filed as Exhibit 4.5 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

4.6	UAL United	Amended and Restated Indenture, dated as of January 11, 2013, by and among United Continental Holdings, Inc. as Issuer, United Air Lines, Inc. as Guarantor, and the Bank of New York Mellon Trust Company, N.A. as Trustee, providing for issuance of 6% Notes due 2028, 6% Notes due 2026 and 8% Notes due 2024

*4.7	UAL United	Indenture, dated as of July 25, 2006, by and among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and The Bank of New York Trust Company, N.A., as Trustee, providing for issuance of 4.50% Senior Limited-Subordination Convertible Notes due 2021 (filed as Exhibit 4.1 to UAL’s Form 8-K filed July 27, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.8	UAL United	Indenture, dated as of July 2, 2009, by and among United Air Lines, Inc., as Issuer, Wells Fargo Bank Northwest, N.A., as Trustee, and Wells Fargo Bank Northwest, N.A., as Collateral Agent, providing for issuance of 12.75% Senior Secured Notes due 2012 (filed as Exhibit 4.15 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.9	UAL United	A Mortgage and Security Agreement, dated as of July 2, 2009, by and among United Air Lines, Inc. and Wells Fargo Bank Northwest, N.A., the Collateral Agent (filed as Exhibit 4.16 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.10	UAL United	B Mortgage and Security Agreement, dated as of July 2, 2009, by and among United Air Lines, Inc. and Wells Fargo Bank Northwest, N.A., the Collateral Agent (filed as Exhibit 4.17 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.11	UAL United	C Mortgage and Security Agreement dated as of July 2, 2009, by and among United Air Lines, Inc. and Wells Fargo Bank Northwest, N.A., the Collateral Agent (filed as Exhibit 4.18 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)
*4.12	UAL United	Indenture, dated as of October 7, 2009, by and between UAL Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for issuance of 6% Senior Convertible Notes due 2029 (filed as Exhibit 4.1 to UAL’s Form 8-K dated October 7, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.13	UAL United	Form of Note representing all 6% Senior Convertible Notes due 2029 (filed as Exhibit 4.2 to UAL’s Form 8-K dated October 7, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.14	Continental	Indenture, dated as of November 10, 2000, between Continental Airlines, Inc. and Wilmington Trust Company, as trustee, relating to Continental Airlines, Inc.’s 6% Convertible Junior Subordinated Debentures due 2030 (filed as Exhibit to 4.9 to Continental’s S-3 dated February 7, 2001, Commission file number 1-10323, and incorporated herein by reference)

*4.15	UAL Continental	First Supplemental Indenture, dated as of October 1, 2010, by and among Continental Airlines, Inc., United Continental Holdings, Inc. and Wilmington Trust Company, as trustee, with respect to the Indenture, dated as of November 10, 2000, between Continental Airlines, Inc. and Wilmington Trust Company, as trustee, relating to Continental Airlines, Inc.’s 6% Convertible Junior Subordinated Debentures due 2030 (filed as Exhibit 4.2 to UAL’s Form 8-K dated October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.16	Continental	Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit to 4.1 to Continental’s S-3/A filed July 18, 1997, Commission file number 1-10323, and incorporated herein by reference)

*4.17	UAL Continental	Fourth Supplemental Indenture, dated as of October 1, 2010, by and among Continental Airlines, Inc., United Continental Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to the Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit 4.3 to UAL’s Form 8-K dated October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.18	Continental	Indenture, dated as of August 8, 2010, among Continental, Air Micronesia, Inc., Continental Micronesia, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Trust FSB, as collateral trustee (filed as Exhibit 4.1 to Continental’s Form 8-K filed August 20, 2010, Commission file number 1-10323, and incorporated herein by reference)

*4.19	Continental	Form of 6.750% Senior Secured Notes due 2015 (filed as Exhibit 4.2 to Continental’s Form 8-K filed August 20, 2010, Commission file number 1-10323, and incorporated herein by reference)

*4.20	Continental	Second Supplemental Indenture, dated as of November 13, 2006, among Continental and The Bank of New York Trust Company, N.A., as trustee, with respect to the Indenture, dated as of July 15, 1997, between the Continental and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, as successor to Bank One, N.A.), as trustee (filed as Exhibit 4.1 to Continental’s Form 8-K filed November 14, 2006, Commission file number 1-10323, and incorporated herein by reference)

*4.21	UAL United Continental	Credit and Guaranty Agreement, dated as of December 22, 2011, by and among Continental Airlines, Inc., United Air Lines, Inc., as Co-Borrowers, and United Continental Holdings, Inc. as Parent and Guarantor, the lenders party therein, and Citibank, N.A. (filed as Exhibit 10.1 to UAL’s Form 8-K filed December 22, 2011, Commission file number 1-6033, and incorporated herein by reference)

Material Contracts

*†10.1	UAL	United Continental Holdings, Inc. Profit Sharing Plan, as amended and restated, effective January 1, 2011 (filed as Exhibit 10.1 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.2	UAL	Employment Agreement, dated as of September 5, 2002, by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.3	UAL	Amendment No. 1 dated as of December 8, 2002 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.44 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.4	UAL	Amendment No. 2 dated as of February 17, 2003 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.45 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.5	UAL	Amendment No. 3 dated as of September 29, 2006 to the Employment Agreement dated September 5, 2002 by and among UAL Corporation, United Air Lines, Inc. and Glenn F. Tilton (filed as Exhibit 99.2 to UAL’s Form 8-K filed on September 29, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.6	UAL	Amendment No. 4 dated as of September 25, 2008 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2008, Commission file no. 1-6033, and incorporated herein by reference)

*†10.7	UAL	Letter Agreement, dated as of June 21, 2010, by and among UAL Corporation, United Air Lines Inc. and Glenn F. Tilton (filed as Exhibit 10.1 to UAL’s Form S-4 dated June 25, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.8	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Michael P. Bonds (filed as Exhibit 10.9 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

Material Contracts

*†10.9	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Michael P. Bonds (filed as Exhibit 10.10 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.10	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and James E. Compton (filed as Exhibit 10.11 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.11	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and James E. Compton (filed as Exhibit 10.12 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.12	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Irene E. Foxhall (filed as Exhibit 10.14 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.13	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Irene E. Foxhall (filed as Exhibit 10.15 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.14	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 10.18 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.15	UAL Continental	Employment Agreement, dated as of April 15, 2012, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and John D. Rainey (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended March 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*†10.16	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Zane C. Rowe (filed as Exhibit 10.19 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.17	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Zane C. Rowe (filed as Exhibit 10.20 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.18	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc., Continental Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.21 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.19	UAL	Confidentiality and Non-Competition Agreement, dated April 23, 2009, by and among Continental Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.1 to Continental Airlines, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

Material Contracts

*†10.20	UAL	Description of Benefits for Officers of United Continental Holdings, Inc., United Air Lines, Inc., and Continental Airlines, Inc. (filed as Exhibit 10.24 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.21	UAL	United Continental Holdings, Inc. Officer Travel Policy (filed as Exhibit 10.24 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.22	UAL	UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.23	UAL	Amendment to Outstanding Awards granted under the UAL Corporation 2006 Management Equity Incentive Plan, effective May 2, 2010 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.24	UAL	Amendment No. 1 to the UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.25	UAL	UAL Corporation 2008 Incentive Compensation Plan (filed as Appendix A to UAL Corporation’s Definitive Proxy filed on April 25, 2008, Commission file number 1-6033, and incorporated herein by reference) (now named the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

*†10.26	UAL	Amendment No. 1 to the UAL Corporation 2008 Incentive Compensation Plan (changing the name to United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.30 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.27	UAL	United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.31 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.28	UAL	First Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (effective with respect to performance periods beginning on or after January 1, 2012) (filed as Exhibit 10.33 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

†10.29	UAL	Second Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

*†10.30	UAL	Form of Stock Option Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.25 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

Material Contracts

*†10.31	UAL	Form of Restricted Share Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.24 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference) (awards prior to 2011)

*†10.32	UAL	Form of Restricted Share Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.39 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference) (2011 awards)

*†10.33	UAL	Form of Restricted Share Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (awards after 2011) (filed as Exhibit 10.37 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.34	UAL	Form of Cash Incentive Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-6033, and incorporated herein by reference)

*†10.35	UAL	Form of Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-6033, and incorporated herein by reference)

*†10.36	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.25 to UAL’s Form 10-K for the year ended December 31, 2009, Commission file number 1-6033, and incorporated herein by reference)

*†10.37	UAL	Form of Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.38	UAL	Form of Merger Performance Incentive Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.42 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.39	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (filed as Exhibit 10.40 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference) (2011 awards)

*†10.40	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (2012 awards) (filed as Exhibit 10.44 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

†10.41	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (for performance periods beginning on or after January 1, 2013)

Material Contracts

*†10.42	UAL	United Continental Holdings, Inc. Incentive Plan 2010, as amended and restated February 17, 2011 (previously named the Continental Airlines, Inc. Incentive Plan 2010) (filed as Exhibit 10.41 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

†10.43	UAL	United Continental Holdings, Inc. Annual Incentive Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (as amended and restated February 21, 2013)

*†10.44	UAL	United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (filed as Exhibit 10.43 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.45	UAL	First Amendment to the United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (effective with respect to performance periods beginning on or after January 1, 2012) (filed as Exhibit 10.49 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.46	UAL	Form of Annual Incentive Program Award Notice pursuant to the United Continental Holdings, Inc. Annual Incentive Program (for fiscal year 2012) (filed as Exhibit 10.51 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

†10.47	UAL	Form of Annual Incentive Program Award Notice pursuant to the United Continental Holdings, Inc. Annual Incentive Program (for fiscal years beginning on or after January 1, 2013)

*†10.48	UAL	Form of Long-Term Relative Performance Award Notice pursuant to the United Continental Holdings, Inc. Long-Term Relative Performance Program (filed as Exhibit 10.45 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference) (for the performance period beginning January 1, 2011)

*†10.49	UAL	Form of Long-Term Relative Performance Award Notice pursuant to the United Continental Holdings, Inc. Long-Term Relative Performance Program (for use with respect to performance periods beginning on or after January 1, 2012) (filed as Exhibit 10.53 to UAL’s Form 10-k for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

†10.50	UAL	Description of Compensation and Benefits for United Continental Holdings, Inc. Non-Employee Directors

*†10.51	UAL	United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated, effective June 9, 2011 filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.52	UAL	Form of Share Unit Award Notice pursuant to the UAL Corporation 2006 Director Equity Incentive Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-6033, and incorporated herein by reference)

Material Contracts

*†10.53	UAL	Form of Share Unit Award Notice pursuant to the United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2011, Commission file number 1-6033, and incorporated herein by reference) (for awards granted on or after June 2011)

*†10.54	UAL	Letter Agreement, dated October 1, 2010, by and among United Continental Holdings, Inc. and Glenn F. Tilton (filed as Exhibit 10.52 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.55	UAL	Form of Outside Director Stock Option Grant pursuant to the 1998 Incentive Plan (filed as Exhibit 10.12(c) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.56	UAL	Continental Airlines, Inc. Incentive Plan 2000, as amended and restated (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*†10.57	UAL	Amendment to Incentive Plan 2000, dated as of March 12, 2004 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended March 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*†10.58	UAL	Second Amendment to Incentive Plan 2000, dated as of June 6, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.59	UAL	Third Amendment to Incentive Plan 2000, dated as of September 14, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.60	UAL	Form of Outside Director Stock Option Agreement pursuant to Incentive Plan 2000 (filed as Exhibit 10.14(b) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*†10.61	UAL	Form of Outside Director Stock Option Grant pursuant to Incentive Plan 2000 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.62	UAL	Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated February 18, 2009 (adopted pursuant to Incentive Plan 2000) (filed as Exhibit 10.14 to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.63	UAL	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (Profit Based RSU Awards under Incentive Plan 2000) (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.64	UAL	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (NLTIP Award under Incentive Plan 2000) (filed as Exhibit 10.16(b) to Continental’s Form 10-K for the year ended December 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*†10.65	UAL	Form of Non-Employee Director Option Grant Document pursuant to Continental Airlines, Inc. Incentive Plan 2010, as amended and restated through February 17, 2010 (filed as Exhibit 10.2(a) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.66	UAL	Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated through March 11, 2010 (adopted pursuant to Continental Airlines, Inc. Incentive Plan 2010, as amended and restated February 17, 2010) (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*†10.67	UAL	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated through March 11, 2010 (Profit Based RSU Award under Continental Airlines, Inc. Incentive Plan 2010, as amended and restated February 17, 2010) (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.68	UAL	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated through March 11, 2010 (LTIP Award under Continental Airlines, Inc. Incentive Plan 2010, as amended and restated February 17, 2010)) (filed as Exhibit 10.14(b) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.69	UAL	Continental Airlines, Inc. 2005 Broad Based Employee Stock Option Plan (filed as Exhibit 10.8 to Continental’s Form 10-Q for the quarter ended March 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*†10.70	UAL	Continental Airlines, Inc. 2005 Pilot Supplemental Option Plan (filed as Exhibit 10.9 to Continental’s Form 10-Q for the quarter ended March 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*†10.71	UAL	United Air Lines, Inc. Management Cash Match Program effective April 1, 2010 (filed as Exhibit 10.76 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*^10.72	UAL United	Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.27 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.73	UAL United	Letter Agreement No. 1 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.28 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.74	UAL United	Letter Agreement No. 2 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.29 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.75	UAL United	Letter Agreement No. 3 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.30 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.76	UAL United	Letter Agreement No. 4 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.31 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.77	UAL United	Letter Agreement No. 5 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.32 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.78	UAL United	Letter Agreement No. 6 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.33 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.79	UAL United	Letter Agreement No. 7 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.34 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.80	UAL United	Letter Agreement No. 8 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.35 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.81	UAL United	Letter Agreement No. 9 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.36 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.82	UAL United	Letter Agreement No. 10 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.37 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.83	UAL United	Letter Agreement No. 11 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.38 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.84	UAL United	Letter Agreement No. 12 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.39 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.85	UAL United	Letter Agreement No. 13 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.40 to UAL’s Form 10-Q for quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.86	UAL United	Amendment No. 1 to the Airbus A350-900XWB Purchase Agreement, dated June 25, 2010, by and among Airbus S.A.S and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for quarter ended June 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.87	UAL Continental	Purchase Agreement No. 1951, including exhibits and side letters thereto, dated July 23, 1996, by and among Continental and Boeing (filed as Exhibit 10.8 to Continental’s Form 10-Q for the quarter ended June 30, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.88	UAL Continental	Supplemental Agreement No. 1 to Purchase Agreement No. 1951, dated October 10, 1996 (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.89	UAL Continental	Supplemental Agreement No. 2 to Purchase Agreement No. 1951, dated March 5, 1997 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 1997, Commission file number 1-10323 and incorporated herein by reference)

*^10.90	UAL Continental	Supplemental Agreement No. 3, including exhibit and side letter, to Purchase Agreement No. 1951, dated July 17, 1997 (filed as Exhibit 10.14(c) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.91	UAL Continental	Supplemental Agreement No. 4, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.14(d) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.92	UAL Continental	Supplemental Agreement No. 5, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.93	UAL Continental	Supplemental Agreement No. 6, including exhibits and side letters, to Purchase Agreement No. 1951, dated July 30, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.94	UAL Continental	Supplemental Agreement No. 7, including side letters, to Purchase Agreement No. 1951, dated November 12, 1998 (filed as Exhibit 10.24(g) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.95	UAL Continental	Supplemental Agreement No. 8, including side letters, to Purchase Agreement No. 1951, dated December 7, 1998 (filed as Exhibit 10.24(h) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.96	UAL Continental	Letter Agreement No. 6-1162-GOC-131R1 to Purchase Agreement No. 1951, dated March 26, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.97	UAL Continental	Supplemental Agreement No. 9, including side letters, to Purchase Agreement No. 1951, dated February 18, 1999 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.98	UAL Continental	Supplemental Agreement No. 10, including side letters, to Purchase Agreement No. 1951, dated March 19, 1999 (filed as Exhibit 10.4(a) to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.99	UAL Continental	Supplemental Agreement No. 11, including side letters, to Purchase Agreement No. 1951, dated March 14, 1999 (filed as Exhibit 10.4(a) to Continental’s Form 10-Q for the quarter ended June 30, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.100	UAL Continental	Supplemental Agreement No. 12, including side letters, to Purchase Agreement No. 1951, dated July 2, 1999 (filed as Exhibit 10.8 to Continentals’ Form 10-Q for the quarter ended September 30, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.101	UAL Continental	Supplemental Agreement No. 13 to Purchase Agreement No. 1951, dated October 13, 1999 (filed as Exhibit 10.25(n) to Continental’s Form 10-K for the year ended December 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.102	UAL Continental	Supplemental Agreement No. 14 to Purchase Agreement No. 1951, dated December 13, 1999 (filed as Exhibit 10.25(o) to Continental’s Form 10-K for the year ended December 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.103	UAL Continental	Supplemental Agreement No. 15, including side letters, to Purchase Agreement No. 1951, dated January 13, 2000 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.104	UAL Continental	Supplemental Agreement No. 16, including side letters, to Purchase Agreement No. 1951, dated March 17, 2000 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.105	UAL Continental	Supplemental Agreement No. 17, including side letters, to Purchase Agreement No. 1951, dated May 16, 2000 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.106	UAL Continental	Supplemental Agreement No. 18, including side letters, to Purchase Agreement No. 1951, dated September 11, 2000 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended September 30, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.107	UAL Continental	Supplemental Agreement No. 19, including side letters, to Purchase Agreement No. 1951, dated October 31, 2000 (filed as Exhibit 10.20(t) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.108	UAL Continental	Supplemental Agreement No. 20, including side letters, to Purchase Agreement No. 1951, dated December 21, 2000 (filed as Exhibit 10.20(u) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.109	UAL Continental	Supplemental Agreement No. 21, including side letters, to Purchase Agreement No. 1951, dated March 30, 2001 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.110	UAL Continental	Supplemental Agreement No. 22, including side letters, to Purchase Agreement No. 1951, dated May 23, 2001 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.111	UAL Continental	Supplemental Agreement No. 23, including side letters, to Purchase Agreement No. 1951, dated June 29, 2001 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.112	UAL Continental	Supplemental Agreement No. 24, including side letters, to Purchase Agreement No. 1951, dated August 31, 2001 (filed as Exhibit 10.11 to Continental’s Form 10-Q for the quarter ended September 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.113	UAL Continental	Supplemental Agreement No. 25, including side letters, to Purchase Agreement No. 1951, dated December 31, 2001 (filed as Exhibit 10.22(z) to Continental’s Form 10-K for the year ended December 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.114	UAL Continental	Supplemental Agreement No. 26, including side letters, to Purchase Agreement No. 1951, dated March 29, 2002 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.115	UAL Continental	Supplemental Agreement No. 27, including side letters, to Purchase Agreement No. 1951, dated November 6, 2002 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.116	UAL Continental	Supplemental Agreement No. 28, including side letters, to Purchase Agreement No. 1951, dated April 1, 2003 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.117	UAL Continental	Supplemental Agreement No. 29, including side letters, to Purchase Agreement No. 1951, dated August 19, 2003 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.118	UAL Continental	Supplemental Agreement No. 30 to Purchase Agreement No. 1951, dated November 4, 2003 (filed as Exhibit 10.23(ae) to Continental’s Form 10-K for the year ended December 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.119	UAL Continental	Supplemental Agreement No. 31 to Purchase Agreement No. 1951, dated August 20, 2004 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.120	UAL Continental	Supplemental Agreement No. 32, including side letters, to Purchase Agreement No. 1951, dated December 29, 2004 (filed as Exhibit 10.21(ag) to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.121	UAL Continental	Supplemental Agreement No. 33, including side letters, to Purchase Agreement No. 1951, dated December 29, 2004 (filed as Exhibit 10.21(ah) to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.122	UAL Continental	Supplemental Agreement No. 34 to Purchase Agreement No. 1951, dated June 22, 2005 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.123	UAL Continental	Supplemental Agreement No. 35 to Purchase Agreement No. 1951, dated June 30, 2005 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.124	UAL Continental	Supplemental Agreement No. 36 to Purchase Agreement No. 1951, dated July 28, 2005 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.125	UAL Continental	Supplemental Agreement No. 37 to Purchase Agreement No. 1951, dated March 30, 2006 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.126	UAL Continental	Supplemental Agreement No. 38 to Purchase Agreement No. 1951, dated June 6, 2006 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.127	UAL Continental	Supplemental Agreement No. 39 to Purchase Agreement No. 1951, dated August 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.128	UAL Continental	Supplemental Agreement No. 40 to Purchase Agreement No. 1951, dated December 5, 2006 (filed as Exhibit 10.23(ao) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.129	UAL Continental	Supplemental Agreement No. 41 to Purchase Agreement No. 1951, dated June 1, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.130	UAL Continental	Supplemental Agreement No. 42 to Purchase Agreement No. 1951, dated June 12, 2007 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.131	UAL Continental	Supplemental Agreement No. 43 to Purchase Agreement No. 1951, dated July 18, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.132	UAL Continental	Supplemental Agreement No. 44 to Purchase Agreement No. 1951, dated December 7, 2007 (filed as Exhibit 10.21(as) to Continental’s Form 10-K for the year ended December 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.133	UAL Continental	Supplemental Agreement No. 45 to Purchase Agreement No. 1951, dated February 20, 2008 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.134	UAL Continental	Supplemental Agreement No. 46 to Purchase Agreement No. 1951, dated June 25, 2008 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.135	UAL Continental	Supplemental Agreement No. 47 to Purchase Agreement No. 1951, dated October 30, 2008 (filed as Exhibit 10.21(av) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.136	UAL Continental	Supplemental Agreement No. 48 to Purchase Agreement No. 1951, dated January 29, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.137	UAL Continental	Supplemental Agreement No. 49 to Purchase Agreement No. 1951, dated May 1, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.138	UAL Continental	Supplemental Agreement No. 50 to Purchase Agreement No. 1951, dated July 23, 2009 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.139	UAL Continental	Supplemental Agreement No. 51 to Purchase Agreement No. 1951, dated August 5, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.140	UAL Continental	Supplemental Agreement No. 52 to Purchase Agreement No. 1951, dated August 31, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.141	UAL Continental	Supplemental Agreement No. 53 to Purchase Agreement No. 1951, dated December 23, 2009 (filed as Exhibit 10.22(bb) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.142	UAL Continental	Supplemental Agreement No. 54 to Purchase Agreement No. 1951, dated March 2, 2010 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.143	UAL Continental	Supplemental Agreement No. 55 to Purchase Agreement No. 1951, dated March 31, 2010 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.144	UAL Continental	Supplemental Agreement No. 56 to Purchase Agreement No. 1951, dated August 12, 2010 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2010, Commission File Number 1-10323, and incorporated herein by reference)

*^10.145	UAL Continental	Supplemental Agreement No. 57 to Purchase Agreement No. 1951, dated March 2, 2011 (filed as Exhibit 10.1 to UAL’s and Continental Form 10-Q for the quarter ended March 31, 2011, Commission Numbers 1-6033 and 1-10323, and incorporated herein by reference)

*^10.146	UAL Continental	Supplemental Agreement No. 58 to Purchase Agreement No. 1951, dated January 6, 2012 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.147	UAL Continental	Supplemental Agreement No. 59 to Purchase Agreement No. 1951, dated July 12, 2012 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

^10.148	UAL Continental	Supplemental Agreement No. 60 to Purchase Agreement No. 1951, dated November 7, 2012

*^10.149	UAL Continental	Aircraft General Terms Agreement, dated October 10, 1997, by and among Continental and Boeing (filed as Exhibit 10.15 to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.150	UAL Continental	Purchase Agreement No. 2061, including exhibits and side letters, dated October 10, 1997, by and among Continental and Boeing (filed as Exhibit 10.17 to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.151	UAL Continental	Supplemental Agreement No. 1 to Purchase Agreement No. 2061, dated December 18, 1997 (filed as Exhibit 10.17(a) to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.152	UAL Continental	Supplemental Agreement No. 2, including side letter, to Purchase Agreement No. 2061, dated July 30, 1998 (filed as Exhibit 10.27(b) to Continental’s Form 10-K for the year ended December 31, 1998, Commission File Number 1-10323, and incorporated herein by reference)

*^10.153	UAL Continental	Supplemental Agreement No. 3, including side letter, to Purchase Agreement No. 2061, dated September 25, 1998 (filed as Exhibit 10.27(c) to Continental’s Form 10-K for the year ended December 31, 1998, Commission File Number 1-10323, and incorporated herein by reference)

*^10.154	UAL Continental	Supplemental Agreement No. 4, including side letter, to Purchase Agreement No. 2061, dated February 3, 1999 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.155	UAL Continental	Supplemental Agreement No. 5, including side letter, to Purchase Agreement No. 2061, dated March 26, 1999 (filed as Exhibit 10.5(a) to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.156	UAL Continental	Supplemental Agreement No. 6 to Purchase Agreement No. 2061, dated June 25, 2002 (filed as Exhibit 10.12 to Continental’s Form 10-Q for the quarter ended June 30, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.157	UAL Continental	Supplemental Agreement No. 7, including side letter, to Purchase Agreement No. 2061, dated October 31, 2000 (filed as Exhibit 10.23(g) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.158	UAL Continental	Supplemental Agreement No. 8, including side letter, to Purchase Agreement No. 2061, dated June 29, 2001 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.159	UAL Continental	Supplemental Agreement No. 9 to Purchase Agreement No. 2061, dated June 25, 2002 (filed as Exhibit 10.12 to Continental’s Form 10-Q for the quarter ended June 30, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.160	UAL Continental	Supplemental Agreement No. 10 to Purchase Agreement No. 2061, dated November 4, 2003 (filed as Exhibit 10.26(j) to Continental’s Form 10-K for the year ended December 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.161	UAL Continental	Supplemental Agreement No. 11 to Purchase Agreement No. 2061, dated July 28, 2005 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.162	UAL Continental	Supplemental Agreement No. 12 to Purchase Agreement No. 2061, dated March 17, 2006 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.163	UAL Continental	Supplemental Agreement No. 13 to Purchase Agreement No. 2061, dated December 3, 2007 (filed as Exhibit 10.23(m) to Continental’s Form 10-K for the year ended December 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.164	UAL Continental	Supplemental Agreement No. 14 to Purchase Agreement No. 2061, dated February 20, 2008 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.165	UAL Continental	Supplemental Agreement No. 15 to Purchase Agreement No. 2061, dated October 15, 2008 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.166	UAL Continental	Supplemental Agreement No. 16 to Purchase Agreement No. 2061, dated May 1, 2009 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.167	UAL Continental	Supplemental Agreement No. 17 to Purchase Agreement No. 2061, dated August 31, 2009 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.168	UAL Continental	Supplemental Agreement No. 18 to Purchase Agreement No. 2061, dated December 23, 2009 (filed as Exhibit 10.24(r) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.169	UAL Continental	Supplemental Agreement No. 19 to Purchase Agreement No. 2061, dated March 2, 2010 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.170	UAL Continental	Supplemental Agreement No. 20 to Purchase Agreement No. 2061, dated August 12, 2010 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.171	UAL Continental	Letter Agreement 6-1162-CHL-048, dated February 8, 2002, by and among Continental and Boeing (filed as Exhibit 10.44 to Continental’s Form 10-K for the year ended December 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.172	UAL Continental	Purchase Agreement No. 2484, including exhibits and side letters, dated December 29, 2004, by and among Continental and Boeing (filed as Exhibit 10.27 to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.173	UAL Continental	Supplemental Agreement No. 1 to Purchase Agreement No. 2484, dated June 30, 2005 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.174	UAL Continental	Supplemental Agreement No. 2, including exhibits and side letters, to Purchase Agreement No. 2484, dated January 20, 2006 (filed as Exhibit 10.27(b) to Continental’s Form 10-K for the year ended December 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.175	UAL Continental	Supplemental Agreement No. 3 to Purchase Agreement No. 2484, dated May 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.176	UAL Continental	Supplemental Agreement No. 4 to Purchase Agreement No. 2484, dated July 14, 2006 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.177	UAL Continental	Supplemental Agreement No. 5 to Purchase Agreement No. 2484, dated March 12, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.178	UAL Continental	Supplemental Agreement No. 6 to Purchase Agreement No. 2484, dated October 22, 2008 (filed as Exhibit 10.25(f) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

^10.179	UAL Continental	Supplemental Agreement No. 7 to Purchase Agreement No. 2484, dated November 7, 2012

*^10.180	UAL Continental	Amended and Restated Letter Agreement No. 11, dated August 8, 2005, by and among Continental and General Electric Company (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.181	UAL Continental	Agreement, dated May 7, 2003, by and among Continental and the United States of America, acting through the Transportation Security Administration (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.182	UAL United	Purchase Agreement No. PA-03784, dated July 12, 2012, between The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-11355, and incorporated herein by reference)

*^10.183	UAL United	Supplemental Agreement No. 01 to Purchase Agreement No. PA-03784, dated September 27, 2012 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-11355, and incorporated herein by reference)

*^10.184	UAL United Continental	Purchase Agreement No. PA-03776, dated July 12, 2012, between The Boeing Company and United Continental Holdings, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.185	UAL United Continental	Letter Agreement No. 6-1162-KKT-080, dated July 12, 2012, among Boeing, United Continental Holdings, Inc., United Air Lines, Inc., and Continental Airlines, Inc. (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.186	UAL United Continental	Purchase Agreement No. 3860, dated September 27, 2012, between Boeing and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-11355, and incorporated herein by reference)

Computation of Ratios
12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.2	United	United Air Lines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.3	Continental	Continental Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

List of Subsidiaries

21	UAL United Continental	List of United Continental Holdings, Inc., United Air Lines, Inc. and Continental Airlines, Inc. Subsidiaries

Consents of Experts and Counsel

23.1	UAL	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Continental Holdings, Inc.

23.2	United	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Air Lines, Inc.

23.3	Continental	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for Continental Airlines, Inc.

Rule 13a-14(a)/15d-14(a) Certifications

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Air Lines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Air Lines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.5	Continental	Certification of the Principal Executive Officer of Continental Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.6	Continental	Certification of the Principal Financial Officer of Continental Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

Section 1350 Certifications

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Air Lines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.3	Continental	Certification of the Chief Executive Officer and Chief Financial Officer of Continental Airlines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Unaudited Pro Forma Condensed Combined Financial Information

99.1	United Continental	Unaudited Pro Forma Condensed Combined Financial Information of United and Continental

Interactive Data File

101	UAL United Continental	The following materials from each of United Continental Holdings, Inc.’s, United Air Lines, Inc.’s and Continental Airlines, Inc.’s Annual Reports on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Consolidated Operations, (ii) the Statements of Consolidated Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Stockholders’ Equity (Deficit) and (vi) the Combined Notes to Consolidated Financial Statements.

*	Previously filed
†	Indicates management contract or compensatory plan or arrangement. Pursuant to Item 601(b)(10), United and Continental are permitted to omit certain compensation-related exhibits from this report and therefore only UAL is identified as the registrant for purposes of those items.
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.