Form 10-Q
period 2013-03-31
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2013-04-25
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No
001-06033	United Continental Holdings, Inc.	Delaware	36-2675207
233 South Wacker Drive, Chicago, Illinois 60606
(312) 997-8000

001-10323	United Airlines, Inc.	Delaware	74-2099724
233 South Wacker Drive, Chicago, Illinois 60606
(312) 997-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

United Continental Holdings, Inc.	Yes ☒ No ☐	United Airlines, Inc.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

United Continental Holdings, Inc.	Yes ☒ No ☐	United Airlines, Inc.	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of April 15, 2013 is shown below:

United Continental Holdings, Inc.	333,937,517 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for United Airlines, Inc. common stock.

OMISSION OF CERTAIN INFORMATION

This combined Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.

United Airlines, Inc.

Report on Form 10-Q

For the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Operating revenue:
Passenger—Mainline	$5,938	$5,954
Passenger—Regional	1,621	1,554

Total passenger revenue	7,559	7,508
Cargo	227	264
Other operating revenue	935	830

	8,721	8,602

Operating expense:
Aircraft fuel	3,050	3,229
Salaries and related costs	2,127	1,897
Regional capacity purchase	588	616
Landing fees and other rent	497	469
Aircraft maintenance materials and outside repairs	438	407
Depreciation and amortization	408	380
Distribution expenses	328	337
Aircraft rent	240	251
Special charges (Note 10)	92	164
Other operating expenses	1,217	1,123

	8,985	8,873

Operating loss	(264)	(271)
Nonoperating income (expense):
Interest expense	(201)	(216)
Interest capitalized	11	8
Interest income	5	5
Miscellaneous, net	23	27

	(162)	(176)

Loss before income taxes	(426)	(447)
Income tax expense (benefit)	(9)	1

Net loss	$(417)	$(448)

Loss per share, basic and diluted	$(1.26)	$(1.36)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2013	2012
Net loss	$(417)	$(448)
Other comprehensive income, net:
Net change related to fuel derivative financial instruments	—	124
Net change related to employee benefit plans	21	4
Net change related to investments and other	(2)	9

	19	137

Total comprehensive loss, net	$(398)	$(311)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,538	$4,770
Short-term investments	1,852	1,773

Total unrestricted cash, cash equivalents and short-term investments	5,390	6,543
Restricted cash	50	65
Receivables, less allowance for doubtful accounts (2013 — $20; 2012 — $13)	1,679	1,338
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2013 — $136; 2012 — $125)	690	695
Deferred income taxes	494	543
Prepaid expenses and other	845	865

	9,148	10,049

Operating property and equipment:
Owned—
Flight equipment	17,888	17,561
Other property and equipment	3,357	3,269

	21,245	20,830
Less — Accumulated depreciation and amortization	(5,305)	(5,006)

	15,940	15,824

Purchase deposits for flight equipment	534	462
Capital leases—
Flight equipment	1,475	1,484
Other property and equipment	235	235

	1,710	1,719
Less — Accumulated amortization	(747)	(713)

	963	1,006

	17,437	17,292

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2013 — $828; 2012 — $792)	4,561	4,597
Restricted cash	385	382
Other, net	788	785

	10,257	10,287

	$36,842	$37,628

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$4,633	$3,360
Frequent flyer deferred revenue	2,312	2,364
Accounts payable	2,293	2,312
Accrued salaries and benefits	1,455	1,763
Current maturities of long-term debt	1,079	1,812
Current maturities of capital leases	121	122
Other	999	1,085

	12,892	12,818

Long-term debt	10,182	10,440
Long-term obligations under capital leases	765	792
Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,755	2,756
Postretirement benefit liability	2,632	2,614
Pension liability	2,385	2,400
Advanced purchase of miles	1,488	1,537
Deferred income taxes	1,485	1,543
Lease fair value adjustment, net	836	881
Other	1,328	1,366

	12,909	13,097

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 333,851,337 and 332,472,779 shares at March 31, 2013 and December 31, 2012, respectively	3	3
Additional capital invested	7,159	7,145
Accumulated deficit	(6,003)	(5,586)
Stock held in treasury, at cost	(38)	(35)
Accumulated other comprehensive loss	(1,027)	(1,046)

	94	481

	$36,842	$37,628

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net cash provided by operating activities	$393	$124
Cash Flows from Investing Activities:
Capital expenditures and aircraft purchase deposits paid	(375)	(301)
Increase in short-term and other investments, net	(77)	(148)
Proceeds from sale of property and equipment	9	89
(Increase) decrease in restricted cash, net	12	(2)

Net cash used in investing activities	(431)	(362)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,241)	(479)
Proceeds from issuance of long-term debt	109	86
Principal payments under capital leases	(29)	(23)
Other, net	(33)	14

Net cash used in financing activities	(1,194)	(402)

Net decrease in cash and cash equivalents during the period	(1,232)	(640)
Cash and cash equivalents at beginning of the period	4,770	6,246

Cash and cash equivalents at end of the period	$3,538	$5,606

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$146	$136
Airport construction financing	5	16

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2013	2012
Operating revenue:
Passenger—Mainline	$5,938	$5,954
Passenger—Regional	1,621	1,554

Total passenger revenue	7,559	7,508
Cargo	227	264
Other operating revenue	937	832

	8,723	8,604

Operating expense:
Aircraft fuel	3,050	3,229
Salaries and related costs	2,127	1,897
Regional capacity purchase	588	616
Landing fees and other rent	497	469
Aircraft maintenance materials and outside repairs	438	407
Depreciation and amortization	408	380
Distribution expenses	328	337
Aircraft rent	240	251
Special charges (Note 10)	92	164
Other operating expenses	1,217	1,122

	8,985	8,872

Operating loss	(262)	(268)
Nonoperating income (expense):
Interest expense	(203)	(217)
Interest capitalized	11	8
Interest income	5	5
Miscellaneous, net	85	42

	(102)	(162)

Loss before income taxes	(364)	(430)
Income tax expense (benefit)	(2)	1

Net loss	$(362)	$(431)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2013	2012
Net loss	$(362)	$(431)
Other comprehensive income, net:
Net change related to fuel derivative financial instruments	—	124
Net change related to employee benefit plans	21	4
Net change related to investments and other	(1)	10
Other	6	—

	26	138

Total comprehensive loss, net	$(336)	$(293)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,532	$4,765
Short-term investments	1,852	1,773

Total unrestricted cash, cash equivalents and short-term investments	5,384	6,538
Restricted cash	50	65
Receivables from related parties	229	226
Receivables, less allowance for doubtful accounts (2013 — $20; 2012 — $13)	1,679	1,338
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2013 — $136; 2012 — $125)	690	695
Deferred income taxes	499	546
Prepaid expenses and other	841	841

	9,372	10,249

Operating property and equipment:
Owned—
Flight equipment	17,888	17,561
Other property and equipment	3,357	3,269

	21,245	20,830
Less — Accumulated depreciation and amortization	(5,305)	(5,006)

	15,940	15,824

Purchase deposits for flight equipment	534	462
Capital leases—
Flight equipment	1,475	1,484
Other property and equipment	235	235

	1,710	1,719
Less — Accumulated amortization	(747)	(713)

	963	1,006

	17,437	17,292

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2013 — $828; 2012 — $792)	4,561	4,597
Restricted cash	385	382
Other, net	1,200	1,052

	10,669	10,554

	$37,478	$38,095

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$4,633	$3,360
Frequent flyer deferred revenue	2,312	2,364
Accounts payable	2,296	2,316
Accrued salaries and benefits	1,455	1,763
Current maturities of long-term debt	1,079	1,812
Current maturities of capital leases	121	122
Payables to related parties	73	75
Other	1,073	1,140

	13,042	12,952

Long-term debt	9,783	10,038
Long-term obligations under capital leases	765	792
Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,755	2,756
Postretirement benefit liability	2,632	2,614
Pension liability	2,385	2,400
Advanced purchase of miles	1,488	1,537
Deferred income taxes	1,415	1,470
Lease fair value adjustment	836	881
Other	1,537	1,494

	13,048	13,152

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both March 31, 2013 and December 31, 2012	—	—
Additional capital invested	7,625	7,611
Accumulated deficit	(5,758)	(5,397)
Accumulated other comprehensive loss	(1,027)	(1,053)

	840	1,161

	$37,478	$38,095

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net cash provided by operating activities	$389	$124
Cash Flows from Investing Activities:
Capital expenditures and aircraft purchase deposits paid	(375)	(301)
Increase in short-term and other investments, net	(77)	(148)
Proceeds from sale of property and equipment	9	89
(Increase) decrease in restricted cash, net	12	(2)

Net cash used in investing activities	(431)	(362)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,241)	(479)
Proceeds from issuance of long-term debt	109	86
Principal payments under capital leases	(29)	(23)
Other, net	(30)	14

Net cash used in financing activities	(1,191)	(402)

Net decrease in cash and cash equivalents	(1,233)	(640)
Cash and cash equivalents at beginning of the period	4,765	6,240

Cash and cash equivalents at end of the period	$3,532	$5,600

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$146	$136
Airport construction financing	5	16

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC. AND UNITED AIRLINES, INC.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL” or the “Company”) is a holding company and its principal, wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, “United”). This Quarterly Report on Form 10-Q is a combined report of UAL and United including their respective consolidated financial statements. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL’s assets, liabilities and operating cash flows. When appropriate, UAL and United are named specifically for their individual contractual obligations and related disclosures and any significant differences between the operations and results of UAL and United are separately disclosed and explained. We sometimes use the words “we,” “our,” “us,” and the “Company” in this report for disclosures that relate to all of UAL and United.

On May 2, 2010, UAL Corporation, Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”) and JT Merger Sub Inc., a wholly-owned subsidiary of UAL Corporation, entered into an Agreement and Plan of Merger. On October 1, 2010, JT Merger Sub Inc. merged with and into Continental, with Continental surviving as a wholly-owned subsidiary of UAL Corporation (the “Merger”). Upon closing of the Merger, UAL Corporation became the parent company of both United Air Lines, Inc. and Continental and UAL Corporation’s name was changed to United Continental Holdings, Inc. On March 31, 2013, the Company merged United Air Lines, Inc. with and into Continental to form one legal entity, and Continental’s name was changed to United Airlines, Inc. The financial statements of United Air Lines, Inc. and Continental are now combined at their historical cost for all periods presented.

The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. The UAL and United financial statements should be read together with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”). The Company’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results.

NOTE 1—FREQUENT FLYER ACCOUNTING

Frequent Flyer Awards. The Company revised the estimated selling price of miles as a prospective change in estimate, effective January 1, 2012, based on the price at which the Company sells miles to Star Alliance partners in its reciprocal frequent flyer agreements as the best estimate of the selling price for these miles. Any changes to the composition of Star Alliance airline partners may result in the existing estimated selling price of air transportation miles no longer being representative of the best estimate of the selling price and could result in a change to the amount and method we use to determine the estimated selling price. On February 14, 2013, US Airways announced an agreement to merge with AMR Corporation and its intent to exit Star Alliance as a result of such merger. We are currently evaluating the potential impact of any changes to the estimated selling price of miles as a result of this merger.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Some of the key amendments require the Company to present, either on the face of the statement of operations or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for the Company’s annual and interim periods beginning January 1, 2013, and the required disclosures are included in Note 11 of this report.

NOTE 3—LOSS PER SHARE

The table below represents the computation of UAL’s basic and diluted loss per share amounts and the number of securities that have been excluded from the computation of diluted loss per share amounts because they were antidilutive (in millions, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Basic and diluted loss per share:
Loss available to common stockholders	$(417)	$(448)

Weighted average shares outstanding, basic and diluted	332	330

Loss per share, basic and diluted	$(1.26)	$(1.36)

Potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and stock options	4	7
4.5% senior limited-subordination convertible notes	5	5
4.5% convertible notes	12	12
6% convertible junior subordinated debentures	4	4
6% senior convertible notes	40	40

NOTE 4—INCOME TAXES

Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.

United files a consolidated federal income tax return with UAL. Under an intercompany tax allocation policy, United computes, records and pays UAL for its own tax liability as if United were a separate company filing a separate return. In determining its own tax liabilities, United takes into account all tax credits or benefits generated and utilized as a separate company and it is compensated for the aforementioned tax benefits only if it would be able to use those benefits on a separate company basis.

NOTE 5—EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Service cost	$33	$25	$14	$13
Interest cost	47	46	28	31
Expected return on plan assets	(40)	(35)	(1)	(1)
Amortization of unrecognized (gain) loss and prior service cost	18	5	3	(1)

Net periodic benefit costs	$58	$41	$44	$42

During the three months ended March 31, 2013, the Company contributed $41 million to its tax-qualified defined benefit pension plans.

Share-Based Compensation. In February 2013, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.5 million shares of restricted stock and 0.5 million restricted stock units (“RSUs”) that vest pro-rata over three years on the anniversary of the grant date. The time-vested RSUs are cash-settled based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. In addition, the Company granted 1.3 million performance-based RSUs that will vest based on the Company’s return on invested capital for the three years ending December 31, 2015. If this performance condition is achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the RSUs as liability awards. The table below presents information related to share-based compensation (in millions):

	Three Months Ended March 31,
	2013	2012
Share-based compensation expense (a)	$27	$15

	March 31, 2013	December 31, 2012
Unrecognized share-based compensation expense	$58	$33

(a)	Includes $8 million and $4 million of expense recognized in Merger integration-related costs for the three months ended March 31, 2013 and 2012, respectively.

Profit Sharing Plans. In 2013, substantially all employees participate in profit sharing plans, which pay 15% of total pre-tax earnings, excluding special items and share-based compensation expense, to eligible employees when pre-tax profit, excluding special items, profit sharing expense and share-based compensation program expense, exceeds $10 million. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic workgroups. The international profit sharing plan pays eligible non-U.S. co-workers the same percentage of eligible pay that is calculated under the U.S. profit sharing plan. Profit sharing expense is recorded as a component of salaries and related costs in the consolidated statements of operations.

NOTE 6—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	March 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$3,538	$3,538	$—	$—	$4,770	$4,770	$—	$—
Short-term investments:
Asset-backed securities	762	—	762	—	715	—	715	—
Corporate debt	540	—	540	—	537	—	537	—
Certificates of deposit placed through an account registry service (“CDARS”)	399	—	399	—	367	—	367	—
Auction rate securities	108	—	—	108	116	—	—	116
U.S. government and agency notes	10	—	10	—	12	—	12	—
Other fixed income securities	33	—	33	—	26	—	26	—
Enhanced equipment trust certificates (“EETC”)	61	—	—	61	63	—	—	63
Fuel derivatives, net	73	—	73	—	46	—	46	—
Restricted cash	435	435	—	—	447	447	—	—

	United
Cash and cash equivalents	$3,532	$3,532	$—	$—	$4,765	$4,765	$—	$—
Short-term investments:
Asset-backed securities	762	—	762	—	715	—	715	—
Corporate debt	540	—	540	—	537	—	537	—
CDARS	399	—	399	—	367	—	367	—
Auction rate securities	108	—	—	108	116	—	—	116
U.S. government and agency notes	10	—	10	—	12	—	12	—
Other fixed income securities	33	—	33	—	26	—	26	—
EETC	61	—	—	61	63	—	—	63
Fuel derivatives, net	73	—	73	—	46	—	46	—
Restricted cash	435	435	—	—	447	447	—	—
Convertible debt derivative asset	413	—	—	413	268	—	—	268
Convertible debt option liability	(209)	—	—	(209)	(128)	—	—	(128)

The tables below present disclosures about the activity for “Level 3” financial assets and financial liabilities (in millions):

	Three Months Ended March 31,
	2013		2012
UAL	Auction Rate Securities	EETC	Auction Rate Securities	EETC
Balance at January 1	$116	$63	$113	$60
Settlements	(10)	(2)	—	(2)
Gains (losses):
Reported in earnings—realized	2	—	—	—
Reported in earnings—unrealized	1	—	(1)	—
Reported in other comprehensive income (loss)	(1)	—	—	4

Balance at March 31	$108	$61	$112	$62

	Three Months Ended March 31,
	2013				2012
United	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	EETC	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	EETC
Balance at January 1	$116	$268	$(128)	$63	$113	$193	$(95)	$60
Purchases, sales, issuances and settlements (net)	(10)	—	—	(2)	—	—	—	(2)
Gains and (losses):
Reported in earnings:
Realized	2	—	—	—	—	—	—	—
Unrealized	1	145	(81)	—	(1)	38	(24)	—
Reported in other comprehensive income (loss)	(1)	—	—	—	—	—	—	4

Balance at March 31	$108	$413	$(209)	$61	$112	$231	$(119)	$62

As of March 31, 2013, the Company’s auction rate securities, which had a par value of $125 million, were variable-rate debt instruments with contractual maturities generally greater than ten years and with interest rates that reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are backed by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government. All of the auction rate securities that the Company holds are senior obligations under the applicable indentures authorizing the issuance of the securities.

As of March 31, 2013, EETC securities had unrealized gains of $2 million. All changes in the fair value of these investments have been classified within accumulated other comprehensive income.

United’s debt-related derivatives presented in the tables above relate to (a) supplemental indenture agreements that provide that United’s convertible debt is convertible into shares of UAL common stock upon the terms and conditions specified in the indentures, and (b) the embedded conversion options in United’s convertible debt that are required to be separated and accounted for as though they are free-standing derivatives as a result of the United debt becoming convertible into the common stock of a different reporting entity. The derivatives described above relate to the 6% convertible junior subordinated debentures due 2030 and the 4.5% convertible notes due 2015. These derivatives are reported in United’s separate financial statements and eliminated in consolidation for UAL.

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

	Fair Value of Debt by Fair Value Hierarchy Level
	March 31, 2013					December 31, 2012
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
UAL debt	$11,261	$13,020	$—	$8,028	$4,992	$12,252	$13,419	$—	$8,045	$5,374
United debt	10,862	11,745	—	6,753	4,992	11,850	12,460	—	7,086	5,374

Quantitative Information About Level 3 Fair Value Measurements (in millions)

Item	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	$108	Discounted Cash Flows	Credit risk premium (a) Illiquidity premium (b)	1% 5%
			Expected repayments (c)	Assumed repayment in years 2013 through 2036
EETC	61	Discounted Cash Flows	Structure credit risk (d)	6%
Convertible debt derivative asset	413	Binomial Lattice Model	Expected volatility (e) Own credit risk (f)	45% - 60% (47%) 6%
Convertible debt option liability	(209)	Binomial Lattice Model	Expected volatility (e) Own credit risk (f)	45% - 60% (47%) 6%

(a)	Represents the credit risk premium component of the discount rate that the Company has determined market participants would use in pricing the investments.
(b)	Represents the illiquidity premium component of the discount rate that the Company has determined market participants would use in pricing the investments.
(c)	Represents the estimated timing of principal repayments used in the discounted cash flow model.
(d)	Represents the credit risk premium of the EETC structure above the risk-free rate that the Company has determined market participants would use in pricing the instruments.
(e)	Represents the range in volatility estimates that the Company has determined market participants would use when pricing the instruments.
(f)	Represents the range of Company-specific risk adjustments that the Company has determined market participants would use as a model input.

Valuation Processes—Level 3 Measurements—The Company’s internal valuation group values financial instruments. Depending on the instrument, the valuation group utilizes discounted cash flow methods or option pricing methods as indicated above. Valuations using discounted cash flow methods are generally conducted by the valuation group. Valuations using option pricing models are generally provided to the Company by third-party valuation experts. Each reporting period, the valuation group reviews the unobservable inputs used by third-party valuation experts for reasonableness utilizing relevant information available to the Company from other published sources. The Company has a formal process to review changes in fair value for satisfactory explanation.

Sensitivity Analysis—Level 3 Measurements—Changes in the unobservable input values would be unlikely to cause material changes in the fair value of the auction rate securities and EETCs.

The significant unobservable inputs used in the fair value measurement of the United convertible debt derivative assets and liabilities are the UAL stock expected volatility and the Company’s own credit risk. Significant increases (decreases) in expected volatility would result in a higher (lower) fair value measurement. Significant increases (decreases) in the Company’s own credit risk would result in a lower (higher) fair value measurement. A change in one of the inputs would not necessarily result in a directionally similar change in the other.

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and Cash Equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term Investments, Investments, and Restricted Cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) internally-developed models of the expected future cash flows related to the securities. These assets have maturities of less than one year except for the EETCs, auction rate securities and corporate debt.

Fuel Derivatives	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign Currency Derivatives	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

Convertible Debt Derivative Asset and Option Liability	United used a binomial lattice model to value the conversion options and the supplemental derivative assets. Significant binomial model inputs that are not objectively determinable include volatility and discount rate.

NOTE 7—HEDGING ACTIVITIES

Aircraft Fuel Hedges. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements. As of March 31, 2013, the Company had hedged approximately 32% and 11% of its projected fuel requirements (963 million and 428 million gallons, respectively) for the remainder of 2013 and 2014, respectively, with commonly used financial hedge instruments based on aircraft fuel or closely related commodities, such as heating oil, diesel fuel and crude oil. The Company does not enter into derivative instruments for non-risk management purposes.

Upon proper qualification, the Company accounts for certain fuel derivative instruments as cash flow hedges. All derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. The types of instruments the Company utilizes that qualify for special hedge accounting treatment typically include swaps, call options, collars (which consist of a purchased call option and a sold put option) and four-way collars (a collar with a higher strike sold call option and a lower strike purchased put option). Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the underlying fuel is consumed and recorded in fuel expense. The Company is exposed to the risk that its hedges may not be effective in offsetting changes in the cost of fuel and that its hedges may not continue to qualify for special hedge accounting. Hedge ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is classified as Nonoperating income (expense): Miscellaneous, net.

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

The following tables present information about the financial statement classification of the Company’s derivatives (in millions):

Classification	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as cash flow hedges
Assets:
Fuel contracts due within one year	Receivables	$19	$7

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$—	$2

Derivatives not designated as hedges
Assets:
Fuel contracts due within one year	Receivables	$51	$44
Fuel contracts with maturities greater than one year	Other assets: Other, net	3	—

Total assets		$54	$44

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$—	$2
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	1

Total liabilities		$—	$3

Total derivatives
Assets:
Fuel contracts due within one year	Receivables	$70	$51
Fuel contracts with maturities greater than one year	Other assets: Other, net	3	—

Total assets		$73	$51

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$—	$4
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	1

Total liabilities		$—	$5

The following tables present the impact of derivative instruments and their location within the Company’s unaudited Statements of Consolidated Operations (in millions):

Derivatives designated as cash flow hedges

Fuel contracts	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Gain Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012	2013		2012
	$(9)	$93	$(9)	$(31)	$	—	$25

Derivatives not designated as hedges

Fuel contracts
	Three Months Ended March 31,
	2013	2012
Amount of gain recognized in Nonoperating income (expense):
Miscellaneous, net	$50	$—

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The following table presents information related to the Company’s derivative credit risk as of March 31, 2013 (in millions):

Net derivative asset with counterparties	$73
Collateral held by the Company (a)	—
Potential loss related to the failure of the Company’s counterparties to perform	73

(a)	Classified as an other current liability.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Commitments. As of March 31, 2013, UAL and United had the following commitments to purchase aircraft:

UAL Aircraft Commitments. UAL had firm commitments to purchase 100 new Boeing 737 MAX 9 aircraft scheduled for delivery from 2018 through 2022. UAL also had options to purchase an additional 100 Boeing 737 MAX 9 aircraft. UAL had the right, and intends in the future, to assign its interest under the purchase agreement for the 737 MAX 9 aircraft to United.

United Aircraft Commitments. United had firm commitments to purchase 149 new aircraft (49 Boeing 787 aircraft, 75 Boeing 737 aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from April 1, 2013 through 2020. United also had options and purchase rights for additional aircraft. In the first quarter of 2013, United took delivery of six Boeing 737-900ER. In the remainder of 2013, United expects to take delivery of 18 Boeing 737-900ER aircraft and two Boeing 787-8 aircraft.

United had arranged for EETC financing of 14 Boeing 737-900ER aircraft, six of which were delivered during the first quarter of 2013 and eight scheduled to be delivered during the remainder of 2013. United also has arranged for EETC financing of one Boeing 787-8 aircraft scheduled for delivery in the second half of 2013. In addition, United had secured backstop financing commitments from its widebody aircraft and engine manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See Note 9 of this report for additional information. However, the Company does not have backstop financing or any financing currently in place for its other firm narrowbody or other aircraft orders with Boeing. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all.

The table below summarizes the Company’s capital commitments as of March 31, 2013, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets:

(In billions)
2013	$1.6
2014	1.9
2015	1.9
2016	3.0
2017	2.5
After 2017	6.8

$17.7

Any incremental firm aircraft orders, including through the exercise of purchase options, will increase the total future capital commitments of the Company.

Guarantees and Off-Balance Sheet Financing.

Guarantees. United is the guarantor of approximately $1.9 billion, in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.7 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with $190 million of these obligations are accounted for as capital leases. All these bonds are due between 2015 and 2038.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At March 31, 2013, the Company had $2.1 billion of floating rate debt and $327 million of fixed rate debt, with remaining terms of up to nine years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to eight years and an aggregate balance of $2.4 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Credit Facilities. On March 27, 2013, United and UAL entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) as the borrower and guarantor, respectively, that provides United with a $1.0 billion revolving credit facility. As of March 31, 2013, United had its entire capacity of $1.0 billion available under the revolving credit facility. See Note 9 of this report for more information.

Labor Negotiations. As of March 31, 2013, United had approximately 88,000 active employees, of whom approximately 80% were represented by various labor organizations.

In February 2013, United reached tentative agreements on new joint collective bargaining agreements with the International Association of Machinists (“IAM”) for its fleet service, passenger service and storekeeper workgroups. These tentative agreements were not ratified by the IAM members and, as a result, United and the IAM-represented workgroups will be returning to collective bargaining agreement negotiations. Having reached a ratified joint collective bargaining agreement with our pilots represented by the Air Line Pilots Association, International, we are currently in the process of negotiating joint collective bargaining agreements with our other major work groups, including technicians, flight attendants and dispatchers.

NOTE 9—DEBT

As of March 31, 2013, a substantial portion of our assets are pledged as collateral for our debt. These assets principally consist of aircraft, route authorities and loyalty program intangible assets. As of March 31, 2013, the Company was in compliance with its debt covenants.

2013 Credit and Guaranty Agreement. On March 27, 2013, United and UAL entered into the Credit Agreement as the borrower and guarantor, respectively. The Credit Agreement consists of a $900 million term loan due April 1, 2019 and a $1.0 billion revolving credit facility available for drawing until April 1, 2018. As of March 31, 2013, United had its entire capacity of $1.0 billion available under the revolving credit facility. The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United.

Borrowings under the Credit Agreement bear interest at a variable rate equal to LIBOR, subject to a 1% floor, plus a margin of 3.0% per annum, or another rate based on certain market interest rates, plus a margin of 2.0% per annum. The principal amount of the term loan must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof, commencing on June 30, 2013, with any unpaid balance due on April 1, 2019. United may prepay all or a portion of the loan from time to time, at par plus accrued and unpaid interest. United pays a commitment fee equal to 0.75% per-annum on the undrawn amount available under the Revolving Credit Facility (as defined below).

The Credit Agreement includes covenants that, among other things, require the Company to maintain at least $3.0 billion of unrestricted liquidity and a minimum ratio of appraised value of collateral to the outstanding obligations under the Credit Agreement of 1.67 to 1.0 and restrict the Company’s ability to incur additional indebtedness, issue preferred stock, make investments or pay dividends. The Credit Agreement contains events of default customary for this type of financing, including a cross default and cross acceleration provision to certain other material indebtedness of the Company.

United Amended Credit Facility. On March 27, 2013, the Company used $900 million from the Credit Agreement, together with approximately $300 million of cash to retire the entire principal balance of a $1.2 billion term loan due 2014 that was outstanding under United’s Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”). The Amended Credit Facility was terminated concurrently with the repayment of the term loan.

Revolving Credit Facility. On March 27, 2013, the Company terminated the $500 million revolving credit facility (the “Revolving Credit Facility”). There were no outstanding borrowings under the Revolving Credit Facility.

Debt Redemptions. On February 1, 2013, United redeemed all of the $400 million aggregate principal amount of its 9.875% Senior Secured Notes due 2013 and $200 million aggregate principal amount of 12.0% Senior Second Lien Notes due 2013. On February 8, 2013, United redeemed all $123 million aggregate principal amount of the B tranche of the 2006-1 EETC equipment notes due 2013. On April 1, 2013, United redeemed all of the $180 million aggregate principal amount of the senior tranche of the 2006-1 EETC equipment notes due 2013. These notes were all redeemed prior to their scheduled maturity date.

EETCs. In October 2012, United created two pass-through trusts, one of which issued $712 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 4% and the second of which issued $132 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 5.5%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $844 million, are used to purchase equipment notes issued by United. Of the $844 million in proceeds raised by the pass-through trusts, United received $494 million as of March 31, 2013, of which $201 million was received in the first quarter of 2013. United expects to receive the remaining proceeds from the issuance through the second half of 2013 as aircraft are delivered and United issues equipment notes to the trusts. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds have been and are expected to be used to fund the acquisition of new aircraft.

In December 2012, United created one pass-through trust which issued $425 million aggregate principal amount of Class C pass-through certificates with a stated interest rate of 6.125%. The proceeds of the issuance of the Class C pass-through certificates are used to purchase equipment notes issued by United related to the aircraft financed in both the March and October 2012 EETC financings. Of the $425 million in proceeds raised by the pass-through trusts, United received $331 million as of March 31, 2013, of which $54 million was received in the first quarter of 2013. United expects to receive the remaining proceeds from the issuance through the second half of 2013 as aircraft are delivered and United issues equipment notes to the trusts. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates.

The table below presents contractual principal payments at March 31, 2013 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

	UAL	United
Last nine months of 2013	$859	$859
2014	958	958
2015	2,044	2,044
2016	1,003	1,003
2017	566	566
After 2017	5,985	5,640

	$11,415	$11,070

NOTE 10—SPECIAL ITEMS

Special Charges. For the three months ended March 31, special charges consisted of the following (in millions):

	Three Months Ended March 31,
	2013	2012
Merger integration-related costs	$70	$134
Voluntary severance and benefits	14	49
Charges for temporarily grounded 787 aircraft	11	—
Gains on sale of assets and other special items, net	(3)	(19)

Subtotal special charges	92	164
Income tax benefit	—	(2)

Total special charges, net of income taxes	$92	$162

Merger integration-related costs include compensation costs related to systems integration and training, costs to repaint aircraft and other branding activities, new uniforms, costs to write-off or accelerate depreciation on systems and facilities that are no longer used or planned to be used for significantly shorter periods, relocation costs for employees and severance primarily associated with administrative headcount reductions.

During the three months ended March 31, 2013, the Company recorded $14 million associated with a voluntary program offered by United in which flight attendants took an unpaid 13-month leave of absence. The flight attendants continue to receive medical benefits and other company benefits while on leave under this program. Approximately 1,300 flight attendants opted to participate in the program. In addition, the Company recorded $11 million associated with the temporary grounding of its Boeing 787 aircraft. The charges are comprised of aircraft depreciation expense and dedicated personnel costs that the Company continues to incur while the aircraft are grounded. Also, the Company recorded a $5 million gain related to a contract termination and $2 million in losses on the sale of assets.

During the three months ended March 31, 2012, the Company recorded $49 million of severance and benefits associated with two voluntary employee programs. In one program, approximately 400 mechanics offered to retire early in exchange for a cash severance payment that was based on the number of years of service each employee had accumulated. The other program is a voluntary Company-offered leave of absence that approximately 1,800 flight attendants accepted, which allows for continued medical coverage during the leave of absence period.

In March 2013, the Company agreed to sell up to 30 Boeing 757-200 aircraft to FedEx Corporation beginning in April of 2013. As of December 31, 2012, the Company operated 133 such aircraft. Given the planned sale of up to 30 of these aircraft, the Company evaluated the entire fleet and determined that no impairment existed. However, the Company adjusted the salvage value of the aircraft designated for sale to its sales price and will record additional depreciation from the agreement date to the date of sale. This additional depreciation is not classified as special. The additional depreciation in the first quarter of 2013 totaled $12 million and approximately $80 million for the full year 2013.

Accruals

The accrual for severance and medical costs was $62 million as of March 31, 2013. In addition, the accrual balance of future lease payments on permanently grounded aircraft was $5 million as of March 31, 2013.

The severance-related accrual as of March 31, 2013, which primarily relates to the Merger, is expected to be paid through 2014. Lease payments for grounded aircraft are expected to continue through 2013.

At March 31, 2012, the accrual balance for severance and medical costs was $90 million. In addition, the accrual balance of future lease payments on permanently grounded aircraft was $23 million as of March 31, 2012.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s AOCI, net of tax (in millions):

UAL	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives	Other	Total
Balance at December 31, 2012	$(1,042)	$(10)	$6	$(1,046)
Other comprehensive loss before reclassifications	—	(9)	(2)	(11)
Amounts reclassified from accumulated other comprehensive income	21	9	—	30

Net current-period other comprehensive income (loss)	21	—	(2)	19

Balance at March 31, 2013	$(1,021)	$(10)	$4	$(1,027)

UAL	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives	Other	Total
Balance at December 31, 2011	$(312)	$(99)	$(6)	$(417)
Other comprehensive income before reclassifications	—	93	9	102
Amounts reclassified from accumulated other comprehensive income	4	31	—	35

Net current-period other comprehensive income	4	124	9	137

Balance at March 31, 2012	$(308)	$25	$3	$(280)

United	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives	Other	Income Tax Benefit (Expense)	Total
Balance at December 31, 2012	$(1,042)	$(10)	$5	$(6)	$(1,053)
Other comprehensive loss before reclassifications	—	(9)	(1)	—	(10)
Amounts reclassified from accumulated other comprehensive income	21	9	—	6	36

Net current-period other comprehensive income (loss)	21	—	(1)	6	26

Balance at March 31, 2013	$(1,021)	$(10)	$4	$—	$(1,027)

United	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives	Other	Income Tax Expense	Total
Balance at December 31, 2011	$(312)	$(99)	$(8)	$(6)	$(425)
Other comprehensive income before reclassifications	—	93	10	—	103
Amounts reclassified from accumulated other comprehensive income	4	31	—	—	35

Net current-period other comprehensive income	4	124	10	—	138
Balance at March 31, 2012	$(308)	$25	$2	$(6)	$(287)

UAL

Details about AOCI Components	Amount Reclassified from AOCI to Income (a)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,
	2013	2012
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of losses into earnings	$9	$31			Aircraft fuel
Amortization of pension and post-retirement items
Amortization of unrecognized loss and prior service cost	21	4	(b	)	Salaries and related costs

(a)	Income tax expense offset by Company’s valuation allowance.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs (see Note 5 of this report for additional details.)

United

Details about AOCI Components	Amount Reclassified from AOCI to Income				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,
	2013	2012
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of losses into earnings (a)	$9	$31			Aircraft fuel
Amortization of pension and post-retirement items
Amortization of unrecognized loss and prior service cost (a)	21	4	(b	)	Salaries and related costs
Income tax expense on other comprehensive income	6	—			Income tax expense (benefit)

(a)	Income tax expense offset by Company’s valuation allowance.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs (see Note 5 of this report for additional details.)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL” or the “Company”) is a holding company and its principal, wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, “United”). This Quarterly Report on Form 10-Q is a combined report of UAL and United including their respective consolidated financial statements. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL’s assets, liabilities and operating cash flows. When appropriate, UAL and United are named specifically for their individual contractual obligations and related disclosures and any significant differences between the operations and results of UAL and United are separately disclosed and explained. We sometimes use the words “we,” “our,” “us,” and the “Company” in this report for disclosures that relate to all of UAL and United.

On May 2, 2010, UAL Corporation, Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”) and JT Merger Sub Inc., a wholly-owned subsidiary of UAL Corporation, entered into an Agreement and Plan of Merger. On October 1, 2010, JT Merger Sub Inc. merged with and into Continental, with Continental surviving as a wholly-owned subsidiary of UAL Corporation (the “Merger”). Upon closing of the Merger, UAL Corporation became the parent company of both United Air Lines, Inc. and Continental and UAL Corporation’s name was changed to United Continental Holdings, Inc. On March 31, 2013, the Company merged United Air Lines, Inc. with and into Continental to form one legal entity, and Continental’s name was changed to United Airlines, Inc. The financial statements of United Air Lines, Inc. and Continental are now combined at their historical cost for all periods presented.

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 108 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. The Company offers approximately 5,500 daily departures to 381 destinations.

First Quarter Financial Highlights

•	First quarter 2013 net loss was $325 million, or $0.98 diluted loss per share, excluding $92 million of special charges. Including special charges, first quarter 2013 net loss was $417 million, or $1.26 diluted loss per share.

•	Passenger revenue increased 0.7%, to $7.6 billion, during the first quarter of 2013 as compared to the first quarter of 2012.

•	First quarter 2013 aircraft fuel cost decreased 5.5% year-over-year.

•	Unrestricted liquidity was $6.4 billion, including $1.0 billion of undrawn commitments.

First Quarter Operational Highlights

•	For the quarter ended March 31, 2013, United recorded a U.S. Department of Transportation on-time arrival rate of 81.4% and a system completion factor of 98.7%.

•	Consolidated traffic and capacity decreased 1.2% and 4.9%, respectively, during the first quarter of 2013 as compared to the first quarter of 2012. The Company’s load factor for the first quarter of 2013 was 81.1%.

•	The Company took delivery of six new Boeing 737-900ER aircraft during the first quarter of 2013.

Outlook

In order to generate sustained profitability over the business cycle, the Company manages its capacity to balance with expected demand for travel. For the first three months of 2013, consolidated capacity decreased 4.9% compared to the three months ended March 31, 2012. The Company expects full-year 2013 consolidated capacity to decrease 0.75% to 1.75% year-over-year, with full-year 2013 domestic capacity to decrease 0.9% to 1.9% and full-year 2013 international capacity to decrease 0.6% to 1.6%. The Company expects full year 2013 cost per available seat mile (“CASM”) excluding profit sharing, third-party business expense, fuel and special charges to increase 5.5% to 6.5% year-over-year.

On April 16, 2013, the Federal Aviation Administration (“FAA”) announced a capacity reduction plan as its means for complying with its sequester obligations under the Budget Control Act of 2011, which includes the implementation of furloughs of air traffic controllers uniformly across air traffic facilities that began on April 21, 2013. At the time of its announcement, the FAA projected approximately 6,700 flights per day could be delayed because of anticipated FAA understaffing and associated air traffic control disruptions at many major U.S. airports where the Company operates, including the Company’s continental U.S. hubs at Chicago O’Hare International Airport, Newark Liberty International Airport and Los Angeles International Airport. To date, flight delays have not been as numerous as the FAA projected, although they have been significant and may increase. Any potential impact on the Company’s operations from the FAA’s capacity reduction plan, including furloughs of air traffic controllers, is not included in the Company’s second quarter or full year outlook and such plan may impact the Company’s capacity, operating revenue and operating expense going forward.

RESULTS OF OPERATIONS

The following discussion provides an analysis of results of operations and reasons for material changes therein for the three months ended March 31, 2013 as compared to the corresponding periods in 2012.

First Quarter 2013 Compared to First Quarter 2012

The Company recorded net loss of $417 million in the first quarter of 2013 as compared to net loss of $448 million in the first quarter of 2012. Excluding special items, the Company had net loss of $325 million in the first quarter of 2013 as compared to net loss of $286 million in the first quarter of 2012. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was a loss of $264 million for the first quarter of 2013, as compared to an operating loss of $271 million for the first quarter of 2012. Significant components of our operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2013	2012	Increase (Decrease)	% Increase (Decrease)
Operating Revenue	$8,721	$8,602	$119	1.4
Operating Expenses	8,985	8,873	112	1.3

Operating Loss	(264)	(271)	(7)	(2.6)
Nonoperating Expense	(162)	(176)	(14)	(8.0)
Income Tax Expense (Benefit)	(9)	1	(10)	NM

Net Loss	$(417)	$(448)	$(31)	(6.9)

NM —Not meaningful

Certain consolidated statistical information for the Company’s operations for the three months ended March 31 are as follows:

	2013	2012	Increase (Decrease)		% Increase (Decrease)
Passengers (thousands) (a)	32,355	32,527	(172)		(0.5)
Revenue passenger miles (“RPMs”) (millions) (b)	46,544	47,107	(563)		(1.2)
Available seat miles (“ASMs”) (millions) (c)	57,372	60,344	(2,972)		(4.9)
Passenger load factor (d)	81.1%	78.1%	3.0	pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	13.18	12.44	0.74		5.9
Average yield per revenue passenger mile (cents) (e)	16.24	15.94	0.30		1.9
CASM (cents)	15.66	14.70	0.96		6.5
Average price per gallon of fuel, including fuel taxes	$3.30	$3.34	$(0.04)		(1.2)
Fuel gallons consumed (millions)	924	967	(43)		(4.4)
Average full-time equivalent employees	84,300	83,700	600		0.7

(a)	The number of revenue passengers measured by each flight segment flown.
(b)	The number of scheduled miles flown by revenue passengers.
(c)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(d)	Revenue passenger miles divided by available seat miles.
(e)	The average passenger revenue received for each revenue passenger mile flown.

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended March 31 (in millions, except for percentage changes):

	2013	2012	Increase (Decrease)	% Change
Passenger—Mainline	$5,938	$5,954	$(16)	(0.3)
Passenger—Regional	1,621	1,554	67	4.3

Total passenger revenue	7,559	7,508	51	0.7
Cargo	227	264	(37)	(14.0)
Other operating revenue	935	830	105	12.7

	$8,721	$8,602	$119	1.4

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as first quarter year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2012 (a):
Passenger revenue (in millions)	$(31)	$44	$(4)	$(25)	$(16)	$67	$51
Passenger revenue	(1.1)%	4.0%	(0.3)%	(3.4)%	(0.3)%	4.3%	0.7%
Average fare per passenger	1.7%	(1.3)%	4.7%	(3.6)%	1.7%	1.8%	1.2%
Yield	1.1%	0.7%	6.9%	(5.6)%	1.3%	2.9%	1.9%
PRASM	3.6%	7.2%	11.0%	(2.6)%	5.0%	8.8%	5.9%
Average stage length	1.1%	(0.4)%	(2.0)%	3.8%	0.4%	(0.9)%	(0.2)%
Passengers	(2.7)%	5.3%	(4.8)%	0.2%	(2.0)%	2.4%	(0.5)%
RPMs (traffic)	(2.1)%	3.3%	(6.8)%	2.3%	(1.6)%	1.4%	(1.2)%
ASMs (capacity)	(4.5)%	(3.0)%	(10.2)%	(0.8)%	(5.0)%	(4.1)%	(4.9)%
Passenger load factor (points)	2.0	5.1	2.8	2.5	2.9	4.3	3.0

(a)	See Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for the definition of these statistics.

Consolidated passenger revenue in the first quarter of 2013 increased 0.7% as compared to the year-ago period due to an increase in the consolidated average fare per passenger and yield of 1.2% and 1.9%, respectively, offset by a significant reduction in capacity and a slight decline in the number of passengers flown year-over-year.

Cargo revenue decreased $37 million, or 14.0%, in the first quarter of 2013 as compared to the year-ago period due to lower volumes on freight across all regions except Latin America.

Other operating revenue in the first quarter of 2013 increased $105 million, or 12.7%, as compared to the year-ago period due to the sale of aircraft fuel to a third party.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2013	2012	Increase (Decrease)	% Change
Aircraft fuel	$3,050	$3,229	$(179)	(5.5)
Salaries and related costs	2,127	1,897	230	12.1
Regional capacity purchase	588	616	(28)	(4.5)
Landing fees and other rent	497	469	28	6.0
Aircraft maintenance materials and outside repairs	438	407	31	7.6
Depreciation and amortization	408	380	28	7.4
Distribution expenses	328	337	(9)	(2.7)
Aircraft rent	240	251	(11)	(4.4)
Special charges	92	164	(72)	NM
Other operating expenses	1,217	1,123	94	8.4

	$8,985	$8,873	$112	1.3

Aircraft fuel expense decreased $179 million, or 5.5%, year-over-year due primarily to a 4.4% decrease in fuel consumption in the first quarter of 2013 as a result of reduced capacity. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended March 31, 2013 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2013	2012	% Change	2013	2012	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$3,041	$3,198	(4.9)	$3.29	$3.31	(0.6)
Hedge losses reported in fuel expense	(9)	(31)	NM	(0.01)	(0.03)	NM

Fuel expense as reported	3,050	3,229	(5.5)	3.30	3.34	(1.2)
Settled hedge gains not recorded in fuel expense (a)	17	—	NM	0.02	—	NM

Fuel expense including all gains (losses) from settled hedges (b)	$3,033	$3,229	(6.1)	$3.28	$3.34	(1.8)

Total fuel consumption (gallons)	924	967	(4.4)

(a)	Includes ineffectiveness gains (losses) on settled hedges and gains (losses) on settled hedges that were not designated for hedge accounting. These amounts are recorded in Nonoperating income (expense): Miscellaneous, net.
(b)	This figure does not include mark-to-market (“MTM”) gains. MTM gains were $34 million and $26 million for the three months ended March 31, 2013 and 2012, respectively. The Company records MTM gains (losses) to Nonoperating income (expense): Miscellaneous, net.

Salaries and related costs increased $230 million, or 12.1%, in the first quarter of 2013 as compared to the year-ago period primarily due to higher pay rates driven by new joint collective bargaining agreements as well as increased pension plan costs.

Regional capacity purchase decreased $28 million, or 4.5%, year-over-year due primarily to fewer regional aircraft operating under capacity purchase agreements in the first quarter of 2013 as compared to the year-ago period.

Landing fees and other rent increased $28 million, or 6.0%, in the first quarter of 2013 as compared to the year-ago period primarily due to an airport rent credit that was received in the first quarter of 2012.

Aircraft maintenance materials and outside repairs increased $31 million, or 7.6%, in the first three months of 2013 as compared to the year-ago period due primarily to the acceleration of preventative maintenance work in preparation for the summer travel season, partially offset by a one-time credit from an engine contract renegotiation in the first quarter of 2013.

Depreciation and amortization increased $28 million, or 7.4%, in the first quarter of 2013 as compared to the year-ago period due to additions in owned property and equipment in the current year, specifically related to aircraft and improvements at airport facilities, in addition to accelerated depreciation on Boeing 757-200 aircraft being sold to a third party.

Other operating expenses increased $94 million, or 8.4%, in the first three months of 2013 as compared to the year-ago period primarily due to the sale of aircraft fuel to a third party.

Details of the Company’s special charges include the following for the three months ended March 31 (in millions):

	2013	2012
Merger integration-related costs	$70	$134
Voluntary severance and benefits	14	49
Charges for temporarily grounded 787 aircraft	11	—
Gains on sale of assets and other special items, net	(3)	(19)

Special charges	$92	$164

See Note 10 to the financial statements included in Part I, Item 1 of this report.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

	2013	2012	Increase (Decrease)	% Change
Interest expense	$(201)	$(216)	$(15)	(6.9)
Interest capitalized	11	8	3	37.5
Interest income	5	5	—	—
Miscellaneous, net	23	27	(4)	(14.8)

Total	$(162)	$(176)	$(14)	(8.0)

Interest expense decreased $15 million, or 6.9%, in the first quarter of 2013, compared to the year-ago period primarily due to a decrease in debt outstanding during the first quarter of 2013 as compared to debt outstanding during the year-ago period.

During the first quarter of 2013, the fuel hedge ineffectiveness in miscellaneous, net was zero as compared to fuel hedge ineffectiveness gain of $25 million in the year ago period. First quarter 2013 miscellaneous, net also included gains of $50 million from derivatives not qualifying for hedge accounting which was offset by the write-off of deferred financing fees related to the prepayment of debt.

United’s nonoperating expense also includes net gains of $64 million and $14 million for the three months ended March 31, 2013 and 2012, respectively, associated with marking to market the fair value of derivative assets and liabilities related to agreements that provide for United’s convertible debt to be settled with UAL common stock. This net gain and related derivatives are reflected only in the United stand-alone financial statements as they are eliminated at the consolidated level. See Note 6 to the financial statements included in Part I, Item 1 of this report for additional information.

Income Taxes. Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because management has concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to this matter.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of March 31, 2013, the Company had $5.4 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $6.5 billion at December 31, 2012. At March 31, 2013, the Company also had $435 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, estimated future workers’ compensation claims and credit card processing agreements. As of March 31, 2013, the Company had its entire commitment capacity of $1 billion under the Revolving Credit Agreement available for letters of credit or borrowings.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At March 31, 2013, the Company had approximately $12.1 billion of debt and capital lease obligations, including $1.2 billion that will become due in the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

The Company will continue to evaluate opportunities to repurchase its debt in open market transactions to reduce its indebtedness and the amount of interest paid on its indebtedness.

As of March 31, 2013, UAL had firm commitments to purchase 100 new Boeing 737 MAX 9 aircraft scheduled for delivery from 2018 through 2022. UAL also had options to purchase an additional 100 Boeing 737 MAX 9 aircraft. UAL had the right, and intends in the future, to assign its interest under the purchase agreement for the 737 MAX 9 aircraft to United.

As of March 31, 2013, United had firm commitments to purchase 149 new aircraft (49 Boeing 787 aircraft, 75 Boeing 737 aircraft and 25 Airbus A350XWB aircraft) scheduled for delivery from April 1, 2013 through 2020. United also had options and purchase rights for additional aircraft. In the first quarter of 2013, United took delivery of six Boeing 737-900ER. In the remainder of 2013, United expects to take delivery of 18 Boeing 737-900ER aircraft and two Boeing 787-8 aircraft.

United had arranged for EETC financing of 14 Boeing 737-900ER aircraft, six of which were delivered during the first quarter of 2013 and eight scheduled to be delivered during the remainder of 2013. United also has arranged for EETC financing of one Boeing 787-8 aircraft scheduled for delivery in the second half of 2013. In addition, United had secured backstop financing commitments from its widebody aircraft and engine manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information. However, the Company does not have backstop financing or any financing currently in place for its other firm narrowbody or other aircraft orders with Boeing. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all.

As of March 31, 2013, the Company has total capital commitments primarily related to aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets of approximately $17.7 billion, of which approximately $1.6 billion, $1.9 billion, $1.9 billion, $3.0 billion, $2.5 billion and $6.8 billion are due in the last nine months of 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.

Any incremental firm aircraft orders, including through the exercise of purchase options, will increase the total future capital commitments of the Company.

As of March 31, 2013, a substantial portion of the Company’s assets, principally aircraft, route authorities and certain other intangible assets, were pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

Credit Ratings. As of the filing date of this Form 10-Q, UAL and United had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	B	B2	B
United	B	*	B

*	The credit agency does not issue corporate credit ratings for subsidiary entities.

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost of future financing for the Company.

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations for the three months ended March 31, 2013 was $393 million compared to $124 million in the same period in 2012. The increase is attributable to an increase in advanced ticket sales and lower profit sharing year-over-year and the cash flow impact of other working capital items.

Investing Activities. Capital expenditures, including aircraft purchase deposits, were $375 million and $301 million in the three months ended March 31, 2013 and 2012, respectively. Capital expenditures for the three months ended March 31, 2013 were primarily attributable to the purchase of aircraft off lease, other fleet-related costs and certain other information technology projects.

In addition to capital expenditures during the three months ended March 31, 2013, we acquired six aircraft through the issuance of debt, as discussed under Financing Activities below.

The purchase of short-term investments decreased to $77 million in the three months ended March 31, 2013 from $148 million in the three months ended March 31, 2012.

Financing Activities. During the three months ended March 31, 2013, the Company made debt and capital lease payments of $1.3 billion.

On March 27, 2013, United and UAL entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) as the borrower and guarantor, respectively. The Credit Agreement consists of a $900 million term loan due April 1, 2019 and a $1.0 billion revolving credit facility available for drawing until April 1, 2018. As of March 31, 2013, United has its entire capacity of $1.0 billion available under the revolving credit facility. The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United.

Borrowings under the Credit Agreement bear interest at a variable rate equal to LIBOR, subject to a 1% floor, plus a margin of 3.0% per annum, or another rate based on certain market interest rates, plus a margin of 2.0% per annum. The principal amount of the term loan must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof, commencing on June 30, 2013, with any unpaid balance due on April 1, 2019. United may prepay all or a portion of the loan from time to time, at par plus accrued and unpaid interest. The revolving credit facility is subject to a 0.75% per-annum commitment fee on the undrawn portion. The covenants in the Credit Agreement are substantially similar to the Revolving Credit Facility (as defined below) as summarized in Note 14 of the Company’s 2012 Annual Report. Under the provisions of the Credit Agreement, UAL’s ability to pay dividends on or repurchase UAL’s common stock is restricted. UAL may undertake $1.5 billion in stockholder dividends or other distributions without any additional prepayment of the Credit Agreement based on the Company’s financial results as of March 31, 2013, provided that all covenants within the Credit Agreement are met. The Credit Agreement provides that UAL and United can carry out further stockholder dividends or other distributions in an amount equal to future term loan prepayments, provided the covenants are met.

On March 27, 2013, the Company used $900 million from the Credit Agreement, together with approximately $300 million of cash to retire the entire principal balance of a $1.2 billion term loan due 2014 that was outstanding under United’s Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”). The Amended Credit Facility was terminated concurrently with the repayment of the term loan. The Company terminated the revolving credit facility (the “Revolving Credit Facility”) to borrow up to $500 million. There were no outstanding borrowings under the Revolving Credit Facility.

On February 1, 2013, United redeemed all of the $400 million aggregate principal amount of its 9.875% Senior Secured Notes due 2013 and $200 million aggregate principal amount of 12.0% Senior Second Lien Notes due 2013. On February 8, 2013, United redeemed all $123 million aggregate principal amount of the B tranche of the 2006-1 EETC equipment notes due 2013. On April 1, 2013, United redeemed all of the $180 million aggregate principal amount of the senior tranche of the 2006-1 EETC equipment notes due 2013. These notes were all redeemed prior to their scheduled maturity date.

In October 2012, United created two pass-through trusts, one of which issued $712 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 4% and the second of which issued $132 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 5.5%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $844 million, are used to purchase equipment notes issued by United. Of the $844 million in proceeds raised by the pass-through trusts, United received $494 million as of March 31, 2013, of which $201 million was received in the first quarter of 2013. United expects to receive the remaining proceeds from the issuance through the second half of 2013 as aircraft are delivered and United issues equipment notes to the trusts. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds have been and are expected to be used to fund the acquisition of new aircraft.

In December 2012, United created one pass-through trust which issued $425 million aggregate principal amount of Class C pass-through certificates with a stated interest rate of 6.125%. The proceeds of the issuance of the Class C pass-through certificates are used to purchase equipment notes issued by United related to the aircraft financed in both the March and October 2012 EETC financings. Of the $425 million in proceeds raised by the pass-through trusts, United received $331 million as of March 31, 2013, of which $54 million was received in the first quarter of 2013. United expects to receive the remaining proceeds from the issuance through the second half of 2013 as aircraft are delivered and United issues equipment notes to the trusts. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates.

The table below presents contractual principal payments at March 31, 2013 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

	UAL	United
Last nine months of 2013	$859	$859
2014	958	958
2015	2,044	2,044
2016	1,003	1,003
2017	566	566
After 2017	5,985	5,640

	$11,415	$11,070

Commitments, Contingencies and Liquidity Matters

As described in the 2012 Annual Report, the Company’s liquidity may be adversely impacted by a variety of factors, including, but not limited to, obligations associated with fuel hedge settlements and related collateral requirements, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies. See the 2012 Annual Report and Notes 5, 7, 8 and 9 to the financial statements contained in Part I, Item 1 of this report for information related to these matters.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The Company evaluates its financial performance utilizing various accounting principles generally accepted in the United States (“GAAP”) and non-GAAP financial measures, including net income/loss and net income/loss per share. The non-GAAP financial measures in this report are presented because they provide management and investors the ability to measure and monitor the Company’s performance on a consistent basis. The Company believes that adjusting for special charges is useful to investors because they are non-recurring items not indicative of the Company’s on-going performance. A reconciliation of net loss and diluted loss per share to the non-GAAP financial measure of net loss and diluted loss per share, excluding special charges, for the three months ended March 31 is as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	Net Loss	Diluted Loss per Share	Net Loss	Diluted Loss per Share
	2013	2013	2012	2012
Net loss — GAAP	$(417)	$(1.26)	$(448)	$(1.36)
Special charges, net	92	0.28	162	0.49

Net loss excluding special charges — non-GAAP	$(325)	$(0.98)	$(286)	$(0.87)

CRITICAL ACCOUNTING POLICIES

See Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Annual Report for a discussion of the Company’s critical accounting policies. See Note 1 to the financial statements included in Part I, Item 1 of this report for a discussion of potential changes in accounting for revenue for the Company’s loyalty program.

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aviation fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aviation fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aviation and other insurance; the costs associated with security measures and practices; industry consolidation or changes in airline alliances; competitive pressures on pricing and on demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements, environmental regulations and FAA imposed furloughs on air traffic controllers); labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; the possibility that expected merger synergies will not be realized or will not be realized within the expected time period; and other risks and uncertainties set forth under Item 1A., “Risk Factors” of the 2012 Annual Report and Part II, Item 1A., “Risk Factors” of this report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the U.S. Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Annual Report except as follows:

Aircraft Fuel. As of March 31, 2013, the Company had hedged approximately 32% and 11% of its projected fuel requirements (963 million and 428 million gallons, respectively) for 2013 and 2014, respectively, with commonly used financial hedge instruments based on aircraft fuel or closely related commodities, such as heating oil, diesel fuel and crude oil.

At March 31, 2013, fuel derivatives were in a net asset position of $73 million. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

Fuel derivative disclosures for the Company are omitted under the reduced disclosure format permitted by General Instruction H(2) of Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of March 31, 2013, disclosure controls and procedures of each of UAL and United were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2013

During the three months ended March 31, 2013, there were no changes in UAL’s or United’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, their internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Part I, Item 3., “Legal Proceedings” of the 2012 Annual Report for a description of legal proceedings.

ITEM 1A.	RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2012 Annual Report for a detailed discussion of the risk factors affecting UAL and United. The disclosure below includes updates to certain risk factor disclosures included in the 2012 Annual Report, which are in addition to, and not in lieu of, those contained in the 2012 Annual Report.

The FAA’s capacity reduction plan, which includes furloughs for air traffic controllers, implemented under a sequestration procedure of the Budget Control Act of 2011, could materially adversely affect the Company’s business, results of operations and financial condition.

On April 16, 2013, the Federal Aviation Administration (“FAA”) announced a capacity reduction plan as its means for complying with its sequester obligations under the Budget Control Act of 2011, which includes the implementation of furloughs of air traffic controllers uniformly across air traffic facilities that began on April 21, 2013. At the time of its announcement, the FAA projected approximately 6,700 delayed flights per day could be delayed because of anticipated FAA understaffing and associated air traffic control disruptions at many major U.S. airports where the Company operates, including the Company’s continental U.S. hubs at Chicago O’Hare International Airport, Newark Liberty International Airport and Los Angeles International Airport.

Should the FAA continue to implement its measures as announced, resulting in the significant delays the FAA has forecast, the Company could experience a material adverse effect on its operations system-wide, and would be forced to cancel flights to manage the impact to its operations and customers by enabling the remaining flights to operate at an acceptable level of reliability. Flight delays and cancellations could result in increased costs and lost revenue for the Company and could adversely affect the Company’s capacity, results of operations and financial condition. In addition to refunds due to customers for cancelled flights that cannot be rescheduled or reaccommodated, customers may proactively reduce or eliminate the travel they would otherwise have undertaken, resulting in permanent revenue loss for the Company. Delays, cancellations, misconnections, the inability of passengers to reach their final destinations and the occurrence of other events due to the FAA’s capacity reduction plan may adversely impact the Company’s relationship with its customers despite its efforts to communicate that the reason for these events is beyond its control.

Additionally, existing federal regulations expose the Company to fines and other penalties in connection with flight delays and, as of the date of this report, the Company has not received any indication from the FAA or the Department of Transportation that these provisions would not apply to government-caused delays. Such fines and penalties, if imposed, would increase the Company’s operating expenses. Moreover, if the FAA’s capacity reduction plan disrupts operations at the Company’s hubs and major connecting airports disproportionately to other airports, the Company may be at a disadvantage compared to certain of its competitors and may experience a material adverse effect to its results of operations and financial condition.

Union disputes, employee strikes or slowdowns, and other labor-related disruptions, as well as the integration of United’s workforces in connection with the Merger, present the potential for a delay in achieving expected Merger synergies, could adversely affect the Company’s operations, and could result in increased costs that impair its financial performance.

United is a highly unionized company. As of March 31, 2013, United and its subsidiaries had approximately 88,000 active employees, of whom approximately 80% were represented by various U.S. labor organizations.

The successful integration of United’s workforces in connection with the Merger and achievement of the anticipated benefits of the combined company depend in part on integrating employee groups and maintaining productive employee relations. In order to fully integrate the pre-Merger represented employee groups, the Company must negotiate a joint collective bargaining agreement covering each combined group. The process for integrating the labor groups is governed by a combination of the Railway Labor Act (the “RLA”), the McCaskill-Bond Amendment, and where applicable, the existing provisions of collective bargaining agreements and union policy. A delay in or failure to integrate employee groups presents the potential for delays in achieving expected Merger synergies, increased operating costs and labor disputes that could adversely affect our operations.

In February 2013, United reached tentative agreements on new joint collective bargaining agreements with the International Association of Machinists (the “IAM”) for its fleet service, passenger service and storekeeper workgroups. These tentative agreements were not ratified by the IAM members and, as a result, United and the IAM-represented workgroups will be returning to collective bargaining agreement negotiations. Having reached a ratified joint collective bargaining agreement with our pilots represented by the Air Line Pilots Association, International, we are also in the process of negotiating joint collective bargaining agreements with our other major work groups, including technicians, flight attendants and dispatchers.

The Company can provide no assurance that a successful or timely resolution of labor negotiations for all amendable collective bargaining agreements will be achieved. There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the Merger. Employee dissatisfaction with the results of the seniority integration may lead to litigation that in some cases can delay implementation of the integrated seniority list. There is also a possibility that employees or unions could engage in job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt the Company’s normal operations, in an attempt to pressure the Company in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and the Company can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined. In addition, achieving joint collective bargaining agreements, including the pilot agreement, with our represented employee groups is likely to increase our labor costs, which increase could be material.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents repurchases of UAL common stock made in the first quarter of fiscal year 2013:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicity announced	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
01/01/13-01/31/13	—	$—	—	(b	)
02/01/13-02/28/13	113,933	25.15	—	(b	)
03/01/13-03/31/13	—	—	—	(b	)

Total	113,933	25.15

(a)	Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.

(b)	The United Continental Holdings, Inc. 2008 Incentive Compensation Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units. However, this plan does not specify a maximum number of shares that may be repurchased.

ITEM 6.	EXHIBITS.

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

United Continental Holdings, Inc.
(Registrant)

Date: April 25, 2013	By:	/s/ John D. Rainey
John D. Rainey Executive Vice President and Chief Financial Officer (principal financial officer)

Date: April 25, 2013	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

United Airlines, Inc.
(Registrant)

Date: April 25, 2013	By:	/s/ John D. Rainey
John D. Rainey Executive Vice President and Chief Financial Officer (principal financial officer)

Date: April 25, 2013	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

*2.1	UAL United	Agreement and Plan of Merger, dated as of March 28, 2013, by and between Continental Airlines, Inc. and United Air Lines, Inc. (filed as Exhibit 2.1 to UAL’s Form 8-K filed on April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

*3.1	UAL United	Amended and Restated Certificate of Incorporation of United Airlines, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed on April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

*3.2	UAL United	Amended and Restated By-laws of United Airlines, Inc. (filed as Exhibit 3.2 to UAL’s Form 8-K filed on April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.1	UAL United	First Supplemental Indenture, dated as of April 1, 2013, by and among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Amended and Restated Indenture, dated as of January 11, 2013 (filed as Exhibit 4.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.2	UAL United	First Supplemental Indenture, dated as of April 1, 2013, by and among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 25, 2006 (filed as Exhibit 4.2 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

*10.1	UAL United	Credit and Guaranty Agreement, dated as of March 27, 2013, among Continental Airlines, Inc. and United Air Lines, Inc., as co-borrowers, United Continental Holdings, Inc., as parent and a guarantor, the subsidiaries of United Continental Holdings, Inc. other than the co-borrowers party thereto from time to time, as guarantors, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to UAL’s Form 8-K filed March 28, 2013, Commission file number 1-6033, and incorporated herein by reference)

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

31.1	UAL	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed