Form 10-Q
period 2013-06-30
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2013-07-25
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of July 15, 2013 is shown below:

United Continental Holdings, Inc.	355,903,723 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for United Airlines, Inc. common stock.

OMISSION OF CERTAIN INFORMATION

This combined Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.

United Airlines, Inc.

Report on Form 10-Q

For the Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenue:
Passenger—Mainline	$6,829	$6,944	$12,767	$12,898
Passenger—Regional	1,839	1,824	3,460	3,378

Total passenger revenue	8,668	8,768	16,227	16,276
Cargo	236	265	463	529
Other operating revenue	1,097	906	2,032	1,736

	10,001	9,939	18,722	18,541

Operating expense:
Aircraft fuel	3,068	3,408	6,118	6,637
Salaries and related costs	2,175	2,024	4,302	3,921
Regional capacity purchase	628	643	1,216	1,259
Landing fees and other rent	507	503	1,004	972
Aircraft maintenance materials and outside repairs	480	432	918	839
Depreciation and amortization	425	378	833	758
Distribution expenses	347	345	675	682
Aircraft rent	235	251	475	502
Special charges (Note 10)	52	206	144	370
Other operating expenses	1,314	1,174	2,531	2,297

	9,231	9,364	18,216	18,237

Operating income	770	575	506	304
Nonoperating income (expense):
Interest expense	(194)	(213)	(395)	(429)
Interest capitalized	12	9	23	17
Interest income	6	7	11	12
Miscellaneous, net	(123)	(38)	(100)	(11)

	(299)	(235)	(461)	(411)

Income (loss) before income taxes	471	340	45	(107)
Income tax expense (benefit)	2	1	(7)	2

Net income (loss)	$469	$339	$52	$(109)

Earnings (loss) per share, basic	$1.37	$1.02	$0.15	$(0.33)

Earnings (loss) per share, diluted	$1.21	$0.89	$0.15	$(0.33)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$469	$339	$52	$(109)
Other comprehensive income (loss), net:
Net change related to fuel derivative financial instruments	(10)	(224)	(10)	(100)
Net change related to employee benefit plans	459	5	480	9
Net change related to investments and other	9	—	7	9

	458	(219)	477	(82)

Total comprehensive income (loss), net	$927	$120	$529	$(191)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,143	$4,770
Short-term investments	1,821	1,773

Total unrestricted cash, cash equivalents and short-term investments	5,964	6,543
Restricted cash	40	65
Receivables, less allowance for doubtful accounts (2013 — $21; 2012 — $13)	1,732	1,338
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2013 — $145; 2012 — $125)	555	695
Deferred income taxes	540	543
Prepaid expenses and other	790	865

	9,621	10,049

Operating property and equipment:
Owned—
Flight equipment	18,145	17,561
Other property and equipment	3,527	3,269

	21,672	20,830
Less — Accumulated depreciation and amortization	(5,638)	(5,006)

	16,034	15,824

Purchase deposits for flight equipment	610	462
Capital leases—
Flight equipment	1,489	1,484
Other property and equipment	235	235

	1,724	1,719
Less — Accumulated amortization	(784)	(713)

	940	1,006

	17,584	17,292

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2013 — $864; 2012 — $792)	4,523	4,597
Restricted cash	395	382
Other, net	822	785

	10,263	10,287

	$37,468	$37,628

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$4,801	$3,360
Frequent flyer deferred revenue	2,343	2,364
Accounts payable	2,298	2,312
Accrued salaries and benefits	1,480	1,763
Current maturities of long-term debt	909	1,812
Current maturities of capital leases	119	122
Other	977	1,085

	12,927	12,818

Long-term debt	10,214	10,440
Long-term obligations under capital leases	724	792
Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,644	2,756
Postretirement benefit liability	2,642	2,614
Pension liability	1,937	2,400
Advanced purchase of miles	1,438	1,537
Deferred income taxes	1,542	1,543
Lease fair value adjustment, net	791	881
Other	1,392	1,366

	12,386	13,097

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 355,889,762 and 332,472,779 shares at June 30, 2013 and December 31, 2012, respectively	4	3
Additional capital invested	7,354	7,145
Accumulated deficit	(5,534)	(5,586)
Stock held in treasury, at cost	(38)	(35)
Accumulated other comprehensive loss	(569)	(1,046)

	1,217	481

	$37,468	$37,628

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,541	$1,083
Cash Flows from Investing Activities:
Capital expenditures and aircraft purchase deposits paid	(821)	(619)
Increase in short-term and other investments, net	(41)	(96)
Proceeds from sale of property and equipment	17	145
(Increase) decrease in restricted cash, net	12	(5)

Net cash used in investing activities	(833)	(575)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,737)	(696)
Proceeds from issuance of long-term debt	520	86
Principal payments under capital leases	(73)	(64)
Other, net	(45)	6

Net cash used in financing activities	(1,335)	(668)

Net decrease in cash and cash equivalents	(627)	(160)
Cash and cash equivalents at beginning of the period	4,770	6,246

Cash and cash equivalents at end of the period	$4,143	$6,086

Investing and Financing Activities Not Affecting Cash:
Net property and equipment acquired through the issuance of debt	$225	$341
Exchanges of certain 6% convertible senior notes for common stock (Note 3)	189	—
Airport construction financing	29	27
8% Contingent Senior Unsecured Notes, net of discount	—	48

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenue:
Passenger—Mainline	$6,829	$6,944	$12,767	$12,898
Passenger—Regional	1,839	1,824	3,460	3,378

Total passenger revenue	8,668	8,768	16,227	16,276
Cargo	236	265	463	529
Other operating revenue	1,099	907	2,036	1,739

	10,003	9,940	18,726	18,544

Operating expense:
Aircraft fuel	3,068	3,408	6,118	6,637
Salaries and related costs	2,175	2,024	4,302	3,921
Regional capacity purchase	628	643	1,216	1,259
Landing fees and other rent	507	503	1,004	972
Aircraft maintenance materials and outside repairs	480	432	918	839
Depreciation and amortization	425	378	833	758
Distribution expenses	347	345	675	682
Aircraft rent	235	251	475	502
Special charges (Note 10)	52	206	144	370
Other operating expenses	1,313	1,173	2,530	2,295

	9,230	9,363	18,215	18,235

Operating income	773	577	511	309
Nonoperating income (expense):
Interest expense	(188)	(216)	(391)	(433)
Interest capitalized	12	9	23	17
Interest income	6	7	11	12
Miscellaneous, net	(117)	(7)	(32)	35

	(287)	(207)	(389)	(369)

Income (loss) before income taxes	486	370	122	(60)
Income tax expense	2	1	—	2

Net income (loss)	$484	$369	$122	$(62)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$484	$369	$122	$(62)
Other comprehensive income (loss), net:
Net change related to fuel derivative financial instruments	(10)	(224)	(10)	(100)
Net change related to employee benefit plans	459	5	480	9
Net change related to investments and other	9	(1)	8	9
Other	—	—	6	—

	458	(220)	484	(82)

Total comprehensive income (loss), net	$942	$149	$606	$(144)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,137	$4,765
Short-term investments	1,821	1,773

Total unrestricted cash, cash equivalents and short-term investments	5,958	6,538
Restricted cash	40	65
Receivables from related parties	229	226
Receivables, less allowance for doubtful accounts (2013 — $21; 2012 — $13)	1,732	1,338
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2013 — $145; 2012 — $125)	555	695
Deferred income taxes	546	546
Prepaid expenses and other	777	841

	9,837	10,249

Operating property and equipment:
Owned—
Flight equipment	18,145	17,561
Other property and equipment	3,527	3,269

	21,672	20,830
Less — Accumulated depreciation and amortization	(5,638)	(5,006)

	16,034	15,824

Purchase deposits for flight equipment	610	462
Capital leases—
Flight equipment	1,489	1,484
Other property and equipment	235	235

	1,724	1,719
Less — Accumulated amortization	(784)	(713)

	940	1,006

	17,584	17,292

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2013 — $864; 2012 — $792)	4,523	4,597
Restricted cash	395	382
Other, net	1,215	1,052

	10,656	10,554

	$38,077	$38,095

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) June 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$4,801	$3,360
Frequent flyer deferred revenue	2,343	2,364
Accounts payable	2,302	2,316
Accrued salaries and benefits	1,480	1,763
Current maturities of long-term debt	909	1,812
Current maturities of capital leases	119	122
Payables to related parties	47	75
Other	1,043	1,140

	13,044	12,952

Long-term debt	10,007	10,038
Long-term obligations under capital leases	724	792
Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,644	2,756
Postretirement benefit liability	2,642	2,614
Pension liability	1,937	2,400
Advanced purchase of miles	1,438	1,537
Deferred income taxes	1,472	1,470
Lease fair value adjustment	791	881
Other	1,591	1,494

	12,515	13,152

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both June 30, 2013 and December 31, 2012	—	—
Additional capital invested	7,631	7,611
Accumulated deficit	(5,275)	(5,397)
Accumulated other comprehensive loss	(569)	(1,053)

	1,787	1,161

	$38,077	$38,095

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,538	$1,081
Cash Flows from Investing Activities:
Capital expenditures and aircraft purchase deposits paid	(821)	(619)
Increase in short-term and other investments, net	(41)	(96)
Proceeds from sale of property and equipment	16	145
(Increase) decrease in restricted cash, net	12	(5)

Net cash used in investing activities	(834)	(575)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,737)	(696)
Proceeds from issuance of long-term debt	520	86
Principal payments under capital leases	(73)	(64)
Other, net	(42)	8

Net cash used in financing activities	(1,332)	(666)

Net decrease in cash and cash equivalents	(628)	(160)
Cash and cash equivalents at beginning of the period	4,765	6,240

Cash and cash equivalents at end of the period	$4,137	$6,080

Investing and Financing Activities Not Affecting Cash:
Net property and equipment acquired through the issuance of debt	$225	$341
Airport construction financing	29	27
8% Contingent Senior Unsecured Notes, net of discount	—	48

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

The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. The UAL and United financial statements should be read together with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”) and Current Report on Form 8-K filed on April 25, 2013. The Company’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results.

NOTE 1—FREQUENT FLYER ACCOUNTING

Frequent Flyer Awards. The Company revised the estimated selling price of miles as a prospective change in estimate, effective January 1, 2012, based on the price at which the Company sells miles to Star Alliance partners in its reciprocal frequent flyer agreements as the best estimate of the selling price for these miles. Any changes to the composition of Star Alliance airline partners could result in a change to the amount and method we use to determine the estimated selling price. On February 14, 2013, US Airways Group, Inc. announced an agreement to merge with AMR Corporation and its intent to exit Star Alliance as a result of such merger. We are currently evaluating the potential impact of any changes to the estimated selling price of miles as a result of this merger.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Some of the key amendments require the Company to present, either on the face of the statement of operations or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for the Company’s annual and interim periods beginning January 1, 2013, and the required disclosures are included in Note 11 of this report.

NOTE 3—EARNINGS (LOSS) PER SHARE

The table below represents the computation of UAL’s basic and diluted earnings (loss) per share amounts and the number of securities that have been excluded from the computation of diluted earnings (loss) per share amounts because they were antidilutive (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings (loss) per share:
Net income (loss)	$469	$339	$52	$(109)
Less: Income allocable to participating securities	(1)	(1)	—	—

Earnings (loss) available to common stockholders	$468	$338	$52	$(109)

Basic weighted average shares outstanding	341	331	337	331

Earnings (loss) per share, basic	$1.37	$1.02	$0.15	$(0.33)

Diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$468	$338	$52	$(109)
Effect of convertible notes	11	11	—	—

Earnings (loss) available to common stockholders including the effect of dilutive securities	$479	$349	$52	$(109)

Diluted shares outstanding:
Basic weighted-average shares outstanding	341	331	337	331
Effect of convertible notes	53	61	—	—
Effect of employee stock options	—	1	—	—

Diluted weighted-average shares outstanding	394	393	337	331

Earnings (loss) per share, diluted	$1.21	$0.89	$0.15	$(0.33)

Potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and stock options	3	5	3	7
Convertible notes	—	—	57	61

During the second quarter of 2013, UAL issued approximately 22 million shares of UAL common stock pursuant to agreements that UAL entered into with certain of its securityholders in exchange for approximately $189 million in aggregate principal amount of UAL’s outstanding 6% convertible senior notes due 2029 held by such securityholders. The newly issued shares of UAL common stock are included in the determination of basic weighted average shares outstanding for the three and six months ended June 30, 2013. The Company retired the 6% convertible senior notes acquired in the exchange.

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

NOTE 5—EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Service cost	$32	$25	$14	$13
Interest cost	47	46	28	32
Expected return on plan assets	(40)	(35)	—	(1)
Amortization of unrecognized (gain) loss and prior service cost	15	6	2	(1)
Curtailment loss	2	—	—	—
Settlement gain	(1)	—	—	—

Total	$55	$42	$44	$43

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$65	$50	$28	$26
Interest cost	94	92	56	63
Expected return on plan assets	(80)	(70)	(1)	(2)
Amortization of unrecognized (gain) loss and prior service cost	33	11	5	(2)
Curtailment loss	2	—	—	—
Settlement gain	(1)	—	—	—

Total	$113	$83	$88	$85

During the three and six months ended June 30, 2013, the Company contributed $38 million and $79 million, respectively, to its tax-qualified defined benefit pension plans.

Curtailments, Settlements and Plan Remeasurements. During June 2013, the Company announced it would freeze benefits for management and administrative employees under one of its defined benefit pension plans, effective December 31, 2013. As a result, the Company recognized a $2 million curtailment loss in earnings in the second quarter. The Company also recognized a settlement gain of $1 million in earnings resulting from certain lump-sum payments under a separate defined benefit pension plan. Application of curtailment and settlement accounting required the Company to remeasure the assets and liabilities of the two plans in the second quarter. The Company remeasured the pension plans’ liabilities using an average weighted discount rate of 4.74% compared to the year-end 2012 discount rate of 4.24%. As a result of the remeasurements, curtailment and settlement, the projected benefit obligation of the plans decreased by $434 million and Other comprehensive loss decreased by an actuarial gain of $442 million, of which approximately $84 million resulted from the curtailment. These items will also result in a decrease of approximately $30 million in the expected net periodic benefit cost for the remainder of 2013. The Company recognizes the earnings impacts of its pension plans in Salaries and related costs in the statements of consolidated operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share-based compensation expense (a)	$13	$11	$40	$26

	June 30, 2013	December 31, 2012
Unrecognized share-based compensation	$45	$33

(a)	Includes $3 million and $11 million of expense recognized in merger integration-related costs for the three and six months ended June 30, 2013, respectively. Includes $3 million and $7 million of expense recognized in merger integration-related costs for the three and six months ended June 30, 2012, respectively.

Profit Sharing Plans. In 2013 and 2012, a majority of all employees participate in profit sharing plans, which pay 15% of total pre-tax earnings, excluding special items and share-based compensation expense, to eligible employees when pre-tax profit, excluding special items, profit sharing expense and share-based compensation program expense, exceeds $10 million. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic workgroups. The international profit sharing plan pays eligible non-U.S. co-workers the same percentage of eligible pay that is calculated under the U.S. profit sharing plan. Profit sharing expense is recorded as a component of salaries and related costs in the consolidated statements of operations. Our profit sharing plan will change in 2014. Beginning with 2014, pilots’ share of profit sharing payments will be limited to an amount that is their pro-rata share of 10% of the Company’s profit up to a pre-tax margin of 6.9% and 20% of the Company’s profit in excess of a pre-tax margin of 6.9%. The profit sharing plan for the other workgroups is unchanged.

NOTE 6—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	June 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$4,143	$4,143	$—	$—	$4,770	$4,770	$—	$—
Short-term investments:
Asset-backed securities	762	—	762	—	715	—	715	—
Corporate debt	511	—	511	—	537	—	537	—
Certificates of deposit placed through an account registry service (“CDARS”)	358	—	358	—	367	—	367	—
Auction rate securities	115	—	—	115	116	—	—	116
Other short-term investments	75	—	75	—	38	—	38	—
Enhanced equipment trust certificates (“EETC”)	62	—	—	62	63	—	—	63
Fuel derivative asset (liability), net	(23)	—	(23)	—	46	—	46	—
Foreign currency derivatives, net	1	—	1	—	—	—	—	—
Restricted cash	435	435	—	—	447	447	—	—

	United
Cash and cash equivalents	$4,137	$4,137	$—	$—	$4,765	$4,765	$—	$—
Short-term investments:
Asset-backed securities	762	—	762	—	715	—	715	—
Corporate debt	511	—	511	—	537	—	537	—
CDARS	358	—	358	—	367	—	367	—
Auction rate securities	115	—	—	115	116	—	—	116
Other short-term investments	75	—	75	—	38	—	38	—
EETC	62	—	—	62	63	—	—	63
Fuel derivative asset (liability), net	(23)	—	(23)	—	46	—	46	—
Foreign currency derivatives, net	1	—	1	—	—	—	—	—
Restricted cash	435	435	—	—	447	447	—	—
Convertible debt derivative asset	395	—	—	395	268	—	—	268
Convertible debt option liability	(199)	—	—	(199)	(128)	—	—	(128)

Available-for-sale investment maturities — The short-term investments and EETC securities shown in the table above are classified as available-for-sale. Short-term investments have maturities of less than one year except for asset-backed securities, corporate debt and auction rate securities. As of June 30, 2013, asset-backed securities have remaining maturities of approximately one to 42 years, corporate debt securities have remaining maturities of approximately one to 22 years, and auction rate securities have remaining maturities of approximately one to 33 years. The EETC securities have various maturities with the final maturity in 2019.

The tables below present disclosures about the activity for “Level 3” financial assets and financial liabilities (in millions):

	Three Months Ended June 30,
	2013		2012
UAL	Auction Rate Securities	EETC	Auction Rate Securities	EETC
Balance at March 31	$108	$61	$112	$62
Settlements	—	—	—	—
Gains (losses):
Reported in earnings—realized	—	—	—	—
Reported in earnings—unrealized	—	—	—	—
Reported in other comprehensive income (loss)	7	1	—	1

Balance at June 30	$115	$62	$112	$63

	Six Months Ended June 30,
	2013		2012
UAL	Auction Rate Securities	EETC	Auction Rate Securities	EETC
Balance at January 1	$116	$63	$113	$60
Settlements	(10)	(2)	—	(2)
Gains (losses):
Reported in earnings—realized	2	—	—	—
Reported in earnings—unrealized	1	—	(1)	—
Reported in other comprehensive income (loss)	6	1	—	5

Balance at June 30	$115	$62	$112	$63

	Three Months Ended June 30,
	2013				2012
United	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	EETC	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	EETC
Balance at March 31	$108	$413	$(209)	$61	$112	$231	$(119)	$62
Settlements	—	—	—	—	—	—	—	—
Gains (losses):
Reported in earnings:
Realized	—	—	—	—	—	—	—	—
Unrealized	—	(18)	10	—	—	58	(28)	—
Reported in other comprehensive income (loss)	7	—	—	1	—	—	—	1

Balance at June 30	$115	$395	$(199)	$62	$112	$289	$(147)	$63

	Six Months Ended June 30,
	2013				2012
United	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	EETC	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	EETC
Balance at January 1	$116	$268	$(128)	$63	$113	$193	$(95)	$60
Settlements	(10)	—	—	(2)	—	—	—	(2)
Gains (losses):
Reported in earnings:
Realized	2	—	—	—	—	—	—	—
Unrealized	1	127	(71)	—	(1)	96	(52)	—
Reported in other comprehensive income (loss)	6	—	—	1	—	—	—	5

Balance at June 30	$115	$395	$(199)	$62	$112	$289	$(147)	$63

As of June 30, 2013, the Company’s auction rate securities, which had a par value of $125 million, were variable-rate debt instruments with interest rates that reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are backed by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government. All of the auction rate securities that the Company holds are senior obligations under the applicable indentures authorizing the issuance of the securities.

As of June 30, 2013, United’s EETC securities, which were repurchased in open market transactions in 2007, have unrealized gains of $3 million. All changes in the fair value of these investments have been classified within accumulated other comprehensive income.

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

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

Fair Value of Debt by Fair Value Hierarchy Level

	June 30, 2013					December 31, 2012
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
UAL debt	$11,123	$12,153	$—	$7,589	$4,564	$12,252	$13,419	$—	$8,045	$5,374
United debt	10,916	11,553	—	6,989	4,564	11,850	12,460	—	7,086	5,374

Quantitative Information About Level 3 Fair Value Measurements (in millions)

Item	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	$115	Valuation Service / Broker Quotes	Broker quotes (a)	NA
EETC	62	Discounted Cash Flows	Structure credit risk (b)	5%
Convertible debt derivative asset	395	Binomial Lattice Model	Expected volatility (c) Own credit risk (d)	45% - 60% (47%) 6%
Convertible debt option liability	(199)	Binomial Lattice Model	Expected volatility (c) Own credit risk (d)	45% - 60% (47%) 6%

(a)	Broker quotes obtained by a third-party valuation service.
(b)	Represents the credit risk premium of the EETC structure above the risk-free rate that the Company has determined market participants would use in pricing the instruments.
(c)	Represents the range in volatility estimates that the Company has determined market participants would use when pricing the instruments.
(d)	Represents the range of Company-specific risk adjustments that the Company has determined market participants would use as a model input.

Valuation Processes—Level 3 Measurements—Depending on the instrument, the Company utilizes broker quotes obtained from third-party valuation services, discounted cash flow methods, or option pricing methods, as indicated above. Valuations using discounted cash flow methods are generally conducted by the Company. Valuations using option pricing models are generally provided to the Company by third-party valuation experts. Each reporting period, the Company reviews the unobservable inputs used by third-party valuation experts for reasonableness utilizing relevant information available to the Company from other sources.

As of June 30, 2013, the Company began using broker quotes obtained from a valuation service (in replacement of a discounted cash flows method) for valuing auction rate securities. This approach provides the best available information.

Sensitivity Analysis—Level 3 Measurements—Changes in the structure credit risk would be unlikely to cause material changes in the fair value of the EETCs.

The significant unobservable inputs used in the fair value measurement of the United convertible debt derivative assets and liabilities are the expected volatility in UAL common stock and the Company’s own credit risk. Significant increases (decreases) in expected stock volatility would result in a higher (lower) fair value measurement. Significant increases (decreases) in the Company’s own credit risk would result in a lower (higher) fair value measurement. A change in one of the inputs would not necessarily result in a directionally similar change in the other.

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term investments and Restricted cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, (c) internally-developed models of the expected future cash flows related to the securities, or (d) broker quotes obtained by third-party valuation services.

Fuel derivatives	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign currency derivatives	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

Convertible debt derivative asset and option liability	United used a binomial lattice model to value the conversion options and the supplemental derivative assets. Significant binomial model inputs that are not objectively determinable include volatility and discount rate.

NOTE 7—HEDGING ACTIVITIES

Aircraft Fuel Hedges. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements. As of June 30, 2013, the Company had hedged approximately 47% and 18% of its projected fuel requirements (942 million and 706 million gallons, respectively) for the remainder of 2013 and 2014, respectively, with commonly used financial hedge instruments based on aircraft fuel or closely related commodities, such as heating oil, diesel fuel and crude oil. As of June 30, 2013, the Company had fuel hedges expiring through December 2014. The Company does not enter into derivative instruments for non-risk management purposes.

Upon proper qualification, the Company accounts for certain fuel derivative instruments as cash flow hedges. All derivatives designated as hedges that meet certain requirements are granted hedge accounting treatment. The types of instruments the Company utilizes that qualify for special hedge accounting treatment typically include swaps, call options, collars (which consist of a purchased call option and a sold put option) and four-way collars (a collar with a higher strike sold call option and a lower strike purchased put option). Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the underlying fuel is consumed and recorded in fuel expense. The Company is exposed to the risk that its hedges may not be effective in offsetting changes in the cost of fuel and that its hedges may not continue to qualify for hedge accounting. Hedge ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is classified as Nonoperating income (expense): Miscellaneous, net in the statements of consolidated operations.

The Company also utilizes certain derivative instruments that are economic hedges but do not qualify for hedge accounting under U.S. GAAP. As with derivatives that qualify for hedge accounting, the purpose of these economic hedges is to mitigate the adverse financial impact of potential increases in the price of fuel. Currently, the only such economic hedges in the Company’s hedging portfolio are three-way collars (which consist of a collar with a cap on maximum price protection available). The Company records changes in the fair value of three-way collars to Nonoperating income (expense): Miscellaneous, net in the statements of consolidated operations.

If the Company terminates a derivative prior to its contractual settlement date, then the cumulative gain or loss recognized in AOCI at the termination date remains in AOCI until the forecasted transaction occurs. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. All cash flows associated with purchasing and settling derivatives are classified as operating cash flows in the condensed statements of consolidated cash flows.

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its consolidated balance sheets, and, accordingly, records any related collateral on a gross basis.

The following tables present information about the financial statement classification of the Company’s derivatives (in millions):

Classification	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as cash flow hedges
Assets:
Fuel contracts due within one year	Receivables	$6	$7

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$4	$2
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	$3	$—

Total liabilities		$7	$2

Derivatives not designated as hedges
Assets:
Fuel contracts due within one year	Receivables	$4	$44

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$22	$2
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	4	1

Total liabilities		$26	$3

Total derivatives
Assets:
Fuel contracts due within one year	Receivables	$10	$51

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$26	$4
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	7	1

Total liabilities		$33	$5

The following tables present the impact of derivative instruments and their location within the Company’s unaudited statements of consolidated operations (in millions):

Derivatives designated as cash flow hedges

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Fuel contracts	$(19)	$(262)	$(9)	$(38)	$(1)	$(29)

Derivatives designated as cash flow hedges

	Amount of Loss Recognized in AOCI on Derivatives Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Fuel contracts	$(28)	$(169)	$(18)	$(69)	$(1)	$(4)

Derivatives not designated as hedges

Fuel contracts

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amount of loss recognized in Nonoperating income (expense):
Miscellaneous, net	$(81)	$—	$(31)	$—

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The following table presents information related to the Company’s derivative credit risk as of June 30, 2013 (in millions):

Net derivative liability with counterparties	$23
Collateral posted by the Company with counterparties (classified as an other current receivable)	—
Potential loss related to the failure of the Company’s counterparties to perform	1

NOTE 8—COMMITMENTS AND CONTINGENCIES

Commitments. On April 29, 2013, United entered into an agreement to purchase 30 Embraer EMB175 regional jets, scheduled for delivery in 2014 and 2015.

On June 17, 2013, United entered into supplemental agreements to United’s 787 aircraft purchase agreements with The Boeing Company (“Boeing”) to add to its existing firm order of Boeing 787 widebody aircraft ten Boeing 787-10 aircraft, convert an existing firm order for ten Boeing 787 aircraft into Boeing 787-10 aircraft and make certain other changes to those agreements. On June 19, 2013, United entered into amendments to its A350 purchase agreement with Airbus S.A.S. (“Airbus”) to add to its existing firm order of Airbus A350 widebody aircraft ten Airbus A350-1000 aircraft, convert its existing firm order for 25 Airbus A350-900 aircraft into Airbus A350-1000 aircraft and make certain other changes to the agreement. The Company expects to take delivery of the Boeing 787-10 aircraft and Airbus A350-1000 aircraft between 2018 and 2024.

As of June 30, 2013, UAL and United had the following commitments to purchase aircraft:

UAL Aircraft Commitments. UAL had firm commitments to purchase 100 new Boeing 737 MAX 9 aircraft scheduled for delivery from 2018 through 2025. UAL also had options to purchase additional Boeing 737 MAX 9 aircraft. UAL intends in the future to assign its interest under the purchase agreement for the 737 MAX 9 aircraft to United.

United Aircraft Commitments. United had firm commitments to purchase 199 new aircraft (59 Boeing 787 aircraft, 75 Boeing 737 aircraft, 35 Airbus A350-1000 aircraft, and 30 Embraer EMB175 aircraft) scheduled for delivery from July 1, 2013 through 2025. United also had options and purchase rights for additional aircraft. In the second quarter of 2013, United took delivery of six Boeing 737-900ER. In the remainder of 2013, United expects to take delivery of twelve Boeing 737-900ER aircraft and two Boeing 787-8 aircraft.

United had arranged for EETC financing of 14 Boeing 737-900ER aircraft, six of which were delivered during the second quarter of 2013 and two of which are scheduled to be delivered during the remainder of 2013. United also has arranged for EETC financing of one Boeing 787-8 aircraft and a bank debt financing commitment for one Boeing 737-900ER aircraft scheduled for delivery in the second half of 2013. In addition, United had secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. However, the Company does not have backstop financing or any financing currently in place for its other firm aircraft orders. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all. See Note 9 of this report for additional information on aircraft financing.

The Company has concluded its discussions with Boeing regarding certain contractual matters, including expected fuel burn, for current and future deliveries of certain Boeing 787 aircraft, and has reached a resolution with Boeing regarding compensation to be received in connection with those matters.

The table below summarizes the capital commitments of UAL and United (including those intended to be assigned from UAL) as of June 30, 2013, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets:

(In billions)
Last six months of 2013	$1.2
2014	2.5
2015	2.0
2016	2.4
2017	1.4
After 2017	14.0

$23.5

Any incremental firm aircraft orders, including through the exercise of purchase options, will increase the total future capital commitments of the Company.

Aircraft Operating Leases and Capacity Purchase Agreements

In May 2013, United entered into a capacity purchase agreement with SkyWest Airlines, Inc. (“SkyWest”), a wholly-owned subsidiary of SkyWest, Inc., to operate 40 Embraer EMB175 aircraft under the United Express brand. SkyWest will purchase these 76-seat aircraft with deliveries in 2014 and 2015. These 40 aircraft are in addition to United’s April 2013 agreement to purchase 30 Embraer EMB175 aircraft, which will be operated by a different United Express carrier.

The table below summarizes the Company’s future payments through the end of the terms of our capacity purchase commitments, excluding variable pass-through costs such as fuel and landing fees, among others. In addition, the table below summarizes the Company’s scheduled future minimum lease payments under aircraft operating leases having initial or remaining noncancelable lease terms of more than one year and includes aircraft rent under capacity purchase agreements, including estimated commitments from the Embraer EMB175 aircraft which will be delivered starting in 2014.

(In millions)	Capacity Purchase Agreements	Aircraft Operating Leases
Last six months of 2013	$968	$714
2014	1,722	1,571
2015	1,626	1,355
2016	1,400	1,122
2017	1,278	1,009
After 2017	4,388	2,590

	$11,382	$8,361

Facility and Other Operating Leases

In April 2013, United signed a 20-year lease extension with the Port Authority of New York and New Jersey to continue its use of Terminal C1 and C2 at Newark Liberty International Airport (“Newark”). United also committed to invest an additional $150 million in facility upgrades at Newark to enhance the customer experience and efficiency of the operation. The table below summarizes the Company’s scheduled future minimum lease payments under facility operating leases having initial or remaining noncancelable lease terms of more than one year.

(In millions)	Facility and Other Operating Leases
Last six months of 2013	$594
2014	1,038
2015	900
2016	829
2017	782
After 2017	6,814

$10,957

Guarantees and Off-Balance Sheet Financing

Guarantees. United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.7 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with $180 million of these obligations are accounted for as capital leases. All these bonds are due between 2015 and 2038.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At June 30, 2013, the Company had $2.0 billion of floating rate debt and $317 million of fixed rate debt, with remaining terms of up to nine years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to eight years and an aggregate balance of $2.2 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Credit Facilities. On March 27, 2013, United and UAL entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) as the borrower and guarantor, respectively, that provides United with a $1.0 billion revolving credit facility. As of June 30, 2013, United had its entire capacity of $1.0 billion available under the revolving credit facility. See Note 9 of this report for more information.

Labor Negotiations. As of June 30, 2013, United had approximately 88,000 active employees, of whom approximately 80% were represented by various labor organizations. Having reached a ratified joint collective bargaining agreement with our pilots represented by the Air Line Pilots Association, International, we are currently in the process of negotiating joint collective bargaining agreements with our other major work groups, including our public contact co-workers, technicians, flight attendants and dispatchers.

NOTE 9—DEBT

As of June 30, 2013, a substantial portion of our assets are pledged as collateral for our debt. These assets principally consist of aircraft, route authorities and loyalty program intangible assets. As of June 30, 2013, the Company was in compliance with its debt covenants.

Unsecured 6.375% Senior Notes. In May 2013, UAL issued $300 million aggregate principal amount of 6.375% Senior Notes due June 1, 2018. The notes are fully and unconditionally guaranteed and recorded by United on its balance sheet as debt.

6% Convertible Senior Notes. During the second quarter of 2013, UAL issued approximately 22 million shares of UAL common stock pursuant to agreements that UAL entered into with certain of its securityholders in exchange for approximately $189 million in aggregate principal amount of UAL’s outstanding 6% convertible senior notes due 2029 held by such securityholders. See Note 3 of this report for more information.

2013 Credit and Guaranty Agreement. On March 27, 2013, United and UAL entered into the Credit Agreement as the borrower and guarantor, respectively. The Credit Agreement consists of a $900 million term loan due April 1, 2019 and a $1.0 billion revolving credit facility available for drawing until April 1, 2018. As of June 30, 2013, United had its entire capacity of $1.0 billion available under the revolving credit facility. The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United.

Borrowings under the Credit Agreement bear interest at a variable rate equal to LIBOR, subject to a 1% floor, plus a margin of 3.0% per annum, or another rate based on certain market interest rates, plus a margin of 2.0% per annum. The principal amount of the term loan must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof, commencing on June 30, 2013, with any unpaid balance due on April 1, 2019. United may prepay all or a portion of the loan from time to time, at par plus accrued and unpaid interest. United pays a commitment fee equal to 0.75% per annum on the undrawn amount available under the revolving credit facility.

The Credit Agreement includes covenants that, among other things, require the Company to maintain at least $3.0 billion of unrestricted liquidity and a minimum ratio of appraised value of collateral to the outstanding obligations under the Credit Agreement of 1.67 to 1.0, and restrict the Company’s ability to incur additional indebtedness, issue preferred stock, make investments or pay dividends. The Credit Agreement contains events of default customary for this type of financing, including a cross default and cross acceleration provision to certain other material indebtedness of the Company. Under the provisions of the Credit Agreement, UAL’s ability to pay dividends on or repurchase UAL’s common stock is restricted.

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

$500 Million Revolving Credit Facility. On March 27, 2013, the Company terminated the $500 million revolving credit facility that it had previously entered into in December 2011. There were no outstanding borrowings under the revolving credit facility.

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

EETCs. In October 2012, United created two pass-through trusts, one of which issued $712 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 4% and the second of which issued $132 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 5.5%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $844 million, are used to purchase equipment notes issued by United. Of the $844 million in proceeds raised by the pass-through trusts, United received $696 million as of June 30, 2013, of which $202 million and $403 million was received in the three and six months ended June 30, 2013, respectively. United expects to receive the remaining proceeds from the issuance through the second half of 2013 as aircraft are delivered and United issues equipment notes to the trusts. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds have been and are expected to fund the acquisition of new aircraft.

In December 2012, United created one pass-through trust which issued $425 million aggregate principal amount of Class C pass-through certificates with a stated interest rate of 6.125%. The proceeds of the issuance of the Class C pass-through certificates are used to purchase equipment notes issued by United related to the aircraft financed in both the March and October 2012 EETC financings. Of the $425 million in proceeds raised by the pass-through trust, United received $385 million as of June 30, 2013, of which $53 million and $107 million was received in the three and six months ended June 30, 2013, respectively. United expects to receive the remaining proceeds from the issuance through the second half of 2013 as aircraft are delivered and United issues equipment notes to the trust. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates.

The table below presents contractual principal payments at June 30, 2013 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

	UAL	United
Last six months of 2013	$455	$455
2014	940	940
2015	2,037	2,037
2016	1,014	1,014
2017	577	577
After 2017	6,260	6,104

	$11,283	$11,127

NOTE 10—SPECIAL ITEMS

Special Charges. For the three and six months ended June 30, special charges consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Merger integration-related costs	$45	$137	$115	$271
Additional costs associated with the temporarily grounded Boeing 787 aircraft	7	—	18	—
Voluntary severance and benefits	—	76	14	125
Gains on sale of assets and other special items, net	—	(7)	(3)	(26)

Subtotal special charges	52	206	144	370
Income tax benefit	—	—	—	(2)

Total special charges, net of income taxes	$52	$206	$144	$368

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

During the six months ended June 30, 2013, the Company recorded $14 million associated with a voluntary program offered by United in which flight attendants took an unpaid 13-month leave of absence. The flight attendants continue to receive medical benefits and other company benefits while on leave under this program. Approximately 1,300 flight attendants opted to participate in the program. In addition, the Company recorded $18 million associated with the temporary grounding of its Boeing 787 aircraft, $7 million of which was recorded during the second quarter of 2013. The charges are comprised of aircraft depreciation expense and dedicated personnel costs that the Company incurred while the aircraft were grounded. The aircraft returned to service in May 2013. Also, the Company recorded a $5 million gain related to a contract termination and $2 million in losses on the sale of assets.

During the three and six months ended June 30, 2012, the Company recorded $76 million and $125 million of severance and benefits associated with three voluntary employee programs, respectively. During the first quarter of 2012, approximately 400 mechanics offered to retire early in exchange for a cash severance payment that was based on the number of years of service each employee had accumulated. The Company also offered a voluntary leave of absence program that approximately 1,800 flight attendants accepted, which allows for continued medical coverage during the leave of absence period. During the second quarter of 2012, as part of the recently amended collective bargaining agreement with the Association of Flight Attendants, the Company offered a voluntary program for flight attendants at United to retire early in exchange for a cash severance payment. The payments are dependent on the number of years of service each employee has accumulated. Approximately 1,300 flight attendants accepted this program and the Company estimates the amount for this voluntary program to be approximately $76 million.

In March 2013, the Company agreed to sell up to 30 Boeing 757-200 aircraft to FedEx Corporation beginning in April 2013. As of December 31, 2012, the Company operated 133 such aircraft. Given the planned sale of up to 30 of these aircraft, the Company evaluated the entire fleet and determined that no impairment existed. However, the Company adjusted the salvage value of the aircraft designated for sale to its sales price and will record additional depreciation from the agreement date to the date of sale. This additional depreciation is not classified as special. The additional depreciation in the first six months of 2013 totaled $40 million and is estimated to be approximately $80 million for the full year 2013.

Accruals

The accrual for severance and medical costs was $38 million as of June 30, 2013, compared to $153 million as of June 30, 2012. In addition, the accrual balance of future lease payments on permanently grounded aircraft was $3 million as of June 30, 2013, compared to $8 million as of June 30, 2012.

The severance-related accrual as of June 30, 2013 is expected to be paid through 2015. Lease payments for grounded aircraft are expected to continue through 2013.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s AOCI, net of tax (in millions):

UAL	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives	Other	Total
Balance at March 31, 2013	$(1,021)	$(10)	$4	$(1,027)
Other comprehensive income (loss) before reclassifications	—	(19)	9	(10)
Actuarial gain due to curtailment and remeasurement	442	—	—	442
Amounts reclassified from accumulated other comprehensive income	17	9	—	26

Net current-period other comprehensive income (loss)	459	(10)	9	458

Balance at June 30, 2013	$(562)	$(20)	$13	$(569)

Balance at December 31, 2012	$(1,042)	$(10)	$6	$(1,046)
Other comprehensive income (loss) before reclassifications	—	(28)	7	(21)
Actuarial gain due to curtailment and remeasurement	442	—	—	442
Amounts reclassified from accumulated other comprehensive income	38	18	—	56

Net current-period other comprehensive income (loss)	480	(10)	7	477

Balance at June 30, 2013	$(562)	$(20)	$13	$(569)

UAL	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives	Other	Total
Balance at March 31, 2012	$(308)	$25	$3	$(280)
Other comprehensive loss before reclassifications	—	(262)	—	(262)
Amounts reclassified from accumulated other comprehensive income	5	38	—	43

Net current-period other comprehensive income (loss)	5	(224)	—	(219)

Balance at June 30, 2012	$(303)	$(199)	$3	$(499)

Balance at December 31, 2011	$(312)	$(99)	$(6)	$(417)
Other comprehensive income (loss) before reclassifications	—	(169)	9	(160)
Amounts reclassified from accumulated other comprehensive income	9	69	—	78

Net current-period other comprehensive income (loss)	9	(100)	9	(82)

Balance at June 30, 2012	$(303)	$(199)	$3	$(499)

United	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives	Other	Income Tax Benefit (Expense)	Total
Balance at March 31, 2013	$(1,021)	$(10)	$4	$—	$(1,027)
Other comprehensive income (loss) before reclassifications	—	(19)	9	—	(10)
Actuarial gain due to curtailment and remeasurement	442	—	—	—	442
Amounts reclassified from accumulated other comprehensive income	17	9	—	—	26

Net current-period other comprehensive income (loss)	459	(10)	9	—	458

Balance at June 30, 2013	$(562)	$(20)	$13	$—	$(569)

Balance at December 31, 2012	$(1,042)	$(10)	$5	$(6)	$(1,053)
Other comprehensive income (loss) before reclassifications	—	(28)	8	—	(20)
Actuarial gain due to curtailment and remeasurement	442	—	—	—	442
Amounts reclassified from accumulated other comprehensive income	38	18	—	6	62

Net current-period other comprehensive income (loss)	480	(10)	8	6	484

Balance at June 30, 2013	$(562)	$(20)	$13	$—	$(569)

United	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives	Other	Income Tax Expense	Total
Balance at March 31, 2012	$(308)	$25	$2	$(6)	$(287)
Other comprehensive loss before reclassifications	—	(262)	(1)	—	(263)
Amounts reclassified from accumulated other comprehensive income	5	38	—	—	43

Net current-period other comprehensive income (loss)	5	(224)	(1)	—	(220)

Balance at June 30, 2012	$(303)	$(199)	$1	$(6)	$(507)

Balance at December 31, 2011	$(312)	$(99)	$(8)	$(6)	$(425)
Other comprehensive income (loss) before reclassifications	—	(169)	9	—	(160)
Amounts reclassified from accumulated other comprehensive income	9	69	—	—	78

Net current-period other comprehensive income (loss)	9	(100)	9	—	(82)

Balance at June 30, 2012	$(303)	$(199)	$1	$(6)	$(507)

UAL Details about AOCI Components	Amount Reclassified from AOCI to Income								Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012			2013	2012
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of losses into earnings (a)	$9	$38			$18	$69			Aircraft fuel
Amortization of pension and post-retirement items
Amortization of unrecognized loss and prior service cost (a)	17	5	(b	)	38	9	(b	)	Salaries and related costs

(a)	Income tax expense offset by Company’s valuation allowance.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs (see Note 5 of this report for additional details.)

United Details about AOCI Components	Amount Reclassified from AOCI to Income						Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of losses into earnings (a)	$9	$38		$18	$69		Aircraft fuel
Amortization of pension and post-retirement items
Amortization of unrecognized loss and prior service cost (a)	17	5	(b)	38	9	(b)	Salaries and related costs
Income tax expense on other comprehensive income	—	—		6	—		Income tax expense (benefit)

(a)	Income tax expense offset by Company’s valuation allowance.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs (see Note 5 of this report for additional details.)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Second Quarter Financial Highlights

•	Second quarter 2013 net income was $521 million, or $1.35 diluted earnings per share, excluding $52 million of special charges. Including special charges, second quarter 2013 net income was $469 million, or $1.21 diluted earnings per share.

•	Passenger revenue decreased 1.1%, to $8.7 billion, during the second quarter of 2013 as compared to the second quarter of 2012.

•	Second quarter 2013 aircraft fuel cost decreased 10.0% year-over-year due mainly to an 8.2% decline in fuel prices.

•	Unrestricted liquidity was $7.0 billion, including $1.0 billion of undrawn commitments.

Second Quarter Operational Highlights

•	For the quarter ended June 30, 2013, United recorded a U.S. Department of Transportation on-time arrival rate of 75.6% and a system completion factor of 99.1%.

•	Consolidated traffic and capacity decreased 1.7% and 2.1%, respectively, during the second quarter of 2013 as compared to the second quarter of 2012. The Company’s load factor for the second quarter of 2013 was 84.7%.

•	The Company took delivery of six new Boeing 737-900ER aircraft during the second quarter of 2013.

Outlook

In order to generate sustained profitability over the business cycle, the Company manages its capacity to balance with expected demand for travel. For the first six months of 2013, consolidated capacity decreased 3.5% compared to the first six months of 2012. The Company expects full-year 2013 consolidated capacity to decrease 0.75% to 1.75% year-over-year, with full-year 2013 domestic capacity to decrease 0.8% to 1.8% and full-year 2013 international capacity to decrease 0.7% to 1.7%. The Company expects full year 2013 cost per available seat mile (“CASM”) excluding profit sharing, third-party business expense, fuel and special charges to increase 5.5% to 6.5% year-over-year.

RESULTS OF OPERATIONS

The following discussion provides an analysis of results of operations and reasons for material changes therein for the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012.

Second Quarter 2013 Compared to Second Quarter 2012

The Company recorded net income of $469 million in the second quarter of 2013 as compared to net income of $339 million in the second quarter of 2012. Excluding special items, the Company had net income of $521 million in the second quarter of 2013 as compared to net income of $545 million in the second quarter of 2012. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to accounting principles generally accepted in the United States (“GAAP”) to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $770 million for the second quarter of 2013, as compared to $575 million for the second quarter of 2012. Significant components of our operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2013	2012	Increase (Decrease)	% Increase (Decrease)
Operating Revenue	$10,001	$9,939	$62	0.6
Operating Expense	9,231	9,364	(133)	(1.4)

Operating Income	770	575	195	33.9
Nonoperating Expense	(299)	(235)	64	27.2
Income Tax Expense	2	1	1	NM

Net Income	$469	$339	$130	38.3

NM—Not meaningful

Certain consolidated statistical information for the Company’s operations for the three months ended June 30 are as follows:

	2013	2012	Increase (Decrease)		% Increase (Decrease)
Passengers (thousands) (a)	35,952	37,071	(1,119)		(3.0)
Revenue passenger miles (“RPMs”) (millions) (b)	53,581	54,491	(910)		(1.7)
Available seat miles (“ASMs”) (millions) (c)	63,251	64,616	(1,365)		(2.1)
Passenger load factor (d)	84.7%	84.3%	0.4	pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	13.70	13.57	0.13		1.0
Average yield per revenue passenger mile (cents) (e)	16.18	16.09	0.09		0.6
CASM (cents)	14.59	14.49	0.10		0.7
Average price per gallon of fuel, including fuel taxes	$3.02	$3.29	$(0.27)		(8.2)
Fuel gallons consumed (millions)	1,016	1,035	(19)		(1.8)
Average full-time equivalent employees	85,100	84,500	600		0.7

(a)	The number of revenue passengers measured by each flight segment flown.
(b)	The number of scheduled miles flown by revenue passengers.
(c)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(d)	Revenue passenger miles divided by available seat miles.
(e)	The average passenger revenue received for each revenue passenger mile flown.

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended June 30 (in millions, except for percentage changes):

	2013	2012	Increase (Decrease)	% Change
Passenger—Mainline	$6,829	$6,944	$(115)	(1.7)
Passenger—Regional	1,839	1,824	15	0.8

Total passenger revenue	8,668	8,768	(100)	(1.1)
Cargo	236	265	(29)	(10.9)
Other operating revenue	1,097	906	191	21.1

	$10,001	$9,939	$62	0.6

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as second quarter year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2012 (a):
Passenger revenue (in millions)	$(132)	$(64)	$75	$6	$(115)	$15	$(100)
Passenger revenue	(3.8)%	(5.1)%	4.7%	0.9%	(1.7)%	0.8%	(1.1)%
Average fare per passenger	2.8%	(3.4)%	5.6%	1.3%	3.5%	(0.1)%	1.9%
Yield	(0.4)%	(4.2)%	6.1%	(0.7)%	0.5%	(0.5)%	0.6%
PRASM	—%	(3.4)%	6.1%	(0.5)%	0.7%	1.1%	1.0%
Average stage length	3.2%	0.8%	(0.8)%	3.2%	3.1%	1.5%	2.1%
Passengers	(6.4)%	(1.7)%	(0.8)%	(0.4)%	(5.0)%	0.9%	(3.0)%
RPMs (traffic)	(3.5)%	(0.9)%	(1.3)%	1.7%	(2.1)%	1.3%	(1.7)%
ASMs (capacity)	(3.8)%	(1.8)%	(1.3)%	1.4%	(2.4)%	(0.3)%	(2.1)%
Passenger load factor (points)	0.3	0.7	(0.1)	0.2	0.2	1.3	0.4

(a)	See Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for the definition of these statistics.

Consolidated passenger revenue in the second quarter of 2013 decreased 1.1% as compared to the year-ago period due to a decline of 3.0% in the number of passengers flown year-over-year as a result of a reduction in capacity of 2.1%, offset in part by an increase in the consolidated average fare per passenger of 1.9%.

Cargo revenue decreased $29 million, or 10.9%, in the second quarter of 2013 as compared to the year-ago period due to lower volumes on freight and mail across all regions.

Other operating revenue in the second quarter of 2013 increased $191 million, or 21.1%, as compared to the year-ago period due primarily to the sale of aircraft fuel to a third party as well as other MileagePlus and marketing-related revenue.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2013	2012	Increase (Decrease)	% Change
Aircraft fuel	$3,068	$3,408	$(340)	(10.0)
Salaries and related costs	2,175	2,024	151	7.5
Regional capacity purchase	628	643	(15)	(2.3)
Landing fees and other rent	507	503	4	0.8
Aircraft maintenance materials and outside repairs	480	432	48	11.1
Depreciation and amortization	425	378	47	12.4
Distribution expenses	347	345	2	0.6
Aircraft rent	235	251	(16)	(6.4)
Special charges	52	206	(154)	NM
Other operating expenses	1,314	1,174	140	11.9

	$9,231	$9,364	$(133)	(1.4)

Aircraft fuel expense decreased $340 million, or 10.0%, year-over-year due primarily to an 8.2% decrease in the average price per gallon of fuel and a 1.8% decrease in fuel consumption in the second quarter of 2013 as a result of reduced capacity. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended June 30, 2013 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2013	2012	% Change	2013	2012	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$3,059	$3,370	(9.2)	$3.01	$3.26	(7.7)
Hedge losses reported in fuel expense	(9)	(38)	NM	(0.01)	(0.03)	NM

Fuel expense as reported	3,068	3,408	(10.0)	3.02	3.29	(8.2)
Settled hedge gains (losses) not recorded in fuel expense (a)	(1)	1	NM	—	—	—

Fuel expense including all gains (losses) from settled hedges (b)	$3,069	$3,407	(9.9)	$3.02	$3.29	(8.2)

Total fuel consumption (gallons)	1,016	1,035	(1.8)

(a)	Includes ineffectiveness gains (losses) on settled hedges and gains (losses) on settled hedges that were not designated for hedge accounting. These amounts are recorded in Nonoperating income (expense): Miscellaneous, net.
(b)	This figure does not include mark-to-market (“MTM”) gains or losses, which the Company records in Nonoperating income (expense): Miscellaneous, net. MTM losses were $81 million and $30 million for the three months ended June 30, 2013 and 2012, respectively.

Salaries and related costs increased $151 million, or 7.5%, in the second quarter of 2013 as compared to the year-ago period primarily due to a 0.7% increase in the number of employees, higher pay rates driven by new collective bargaining agreements as well as increased pension plan costs.

Aircraft maintenance materials and outside repairs increased $48 million, or 11.1%, in the second quarter of 2013 as compared to the year-ago period primarily due to United’s reliability improvement initiatives which increased volumes of airframe checks, engine overhauls, and aircraft modification projects.

Depreciation and amortization increased $47 million, or 12.4%, in the second quarter of 2013 as compared to the year-ago period due to additions in owned property and equipment in the current year, specifically related to aircraft and improvements at airport facilities, as well as accelerated depreciation on Boeing 757-200 aircraft in process of being sold to a third party.

Other operating expenses increased $140 million, or 11.9%, in the second quarter of 2013 as compared to the year-ago period primarily due to the cost of aircraft fuel sold to a third party and an increase in other personnel-related expenses.

Details of the Company’s special charges include the following for the three months ended June 30 (in millions):

	2013	2012
Merger integration-related costs	$45	$137
Additional costs associated with the temporarily grounded Boeing 787 aircraft	7	—
Voluntary severance and benefits	—	76
Gains on sale of assets and other special items, net	—	(7)

Special charges	$52	$206

See Note 10 to the financial statements included in Part I, Item 1 of this report.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

	2013	2012	Increase (Decrease)	% Change
Interest expense	$(194)	$(213)	$(19)	(8.9)
Interest capitalized	12	9	3	33.3
Interest income	6	7	(1)	(14.3)
Miscellaneous, net	(123)	(38)	85	NM

Total	$(299)	$(235)	$64	27.2

Interest expense decreased $19 million, or 8.9%, in the second quarter of 2013, compared to the year-ago period primarily due to a decrease in debt outstanding during the second quarter of 2013 as compared to debt outstanding during the year-ago period.

During the second quarter of 2013, the fuel hedge ineffectiveness loss in miscellaneous, net was $1 million as compared to fuel hedge ineffectiveness loss of $29 million in the year-ago period. Second quarter 2013 miscellaneous, net also included loss of $81 million from derivatives not qualifying for hedge accounting.

United’s nonoperating expense also includes net loss of $8 million and net gain of $30 million for the three months ended June 30, 2013 and 2012, respectively, associated with marking to market the fair value of derivative assets and liabilities related to agreements that provide for United’s convertible debt to be settled with UAL common stock. This net gain/loss and related derivatives are reflected only in the United stand-alone financial statements as they are eliminated at the consolidated level. See Note 6 to the financial statements included in Part I, Item 1 of this report for additional information.

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

First Six Months 2013 Compared to First Six Months 2012

UAL recorded net income of $52 million in the first six months of 2013 as compared to net loss of $109 million in the first six months of 2012. Excluding special items, UAL had net income of $196 million in the first six months of 2013 as compared to net income of $259 million in the first six months of 2012. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to GAAP to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $506 million for the first six months of 2013, as compared to $304 million for the first six months of 2012. Significant components of our operating results for the first six months of 2013 are as follows (in millions, except percentage changes):

	2013	2012	Increase (Decrease)	% Increase (Decrease)
Operating Revenue	$18,722	$18,541	$181	1.0
Operating Expense	18,216	18,237	(21)	(0.1)

Operating Income	506	304	202	66.4
Nonoperating Expense	(461)	(411)	50	12.2
Income Tax Expense (Benefit)	(7)	2	(9)	NM

Net Income (Loss)	$52	$(109)	$161	NM

NM—Not meaningful

Certain consolidated statistical information for UAL’s operations for the six months ended June 30 is as follows:

	2013	2012	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	68,307	69,598	(1,291)	(1.9)
RPMs (millions) (b)	100,125	101,598	(1,473)	(1.4)
ASMs (millions) (c)	120,623	124,960	(4,337)	(3.5)
Passenger load factor (d)	83.0%	81.3%	1.7 pts.	N/A
PRASM (cents)	13.45	13.02	0.43	3.3
Average yield per revenue passenger mile (cents) (e)	16.21	16.02	0.19	1.2
CASM (cents)	15.10	14.59	0.51	3.5
Average price per gallon of fuel, including fuel taxes	$3.15	$3.32	$(0.17)	(5.1)
Fuel gallons consumed (millions)	1,940	2,002	(62)	(3.1)
Average full-time equivalent employees	84,700	84,100	600	0.7

(a)	The number of revenue passengers measured by each flight segment flown.
(b)	The number of scheduled miles flown by revenue passengers.
(c)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(d)	Revenue passenger miles divided by available seat miles.
(e)	The average passenger revenue received for each revenue passenger mile flown.

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the six months ended June 30 (in millions, except for percentage changes):

	2013	2012	Increase (Decrease)	% Change
Passenger—Mainline	$12,767	$12,898	$(131)	(1.0)
Passenger—Regional	3,460	3,378	82	2.4

Total passenger revenue	16,227	16,276	(49)	(0.3)
Cargo	463	529	(66)	(12.5)
Other operating revenue	2,032	1,736	296	17.1

	$18,722	$18,541	$181	1.0

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2012:
Passenger revenue (in millions)	$(163)	$(20)	$71	$(19)	$(131)	$82	$(49)
Passenger revenue	(2.6)%	(0.8)%	2.6%	(1.4)%	(1.0)%	2.4%	(0.3)%
Average fare per passenger	2.2%	(2.5)%	5.2%	(1.3)%	2.6%	0.8%	1.6%
Yield	0.3%	(1.9)%	6.5%	(3.4)%	0.8%	1.1%	1.2%
PRASM	1.6%	1.5%	8.6%	(1.7)%	2.8%	4.7%	3.3%
Average stage length	2.2%	0.2%	(1.4)%	3.5%	1.8%	0.2%	1.0%
Passengers	(4.7)%	1.6%	(2.5)%	(0.1)%	(3.6)%	1.6%	(1.9)%
RPMs (traffic)	(2.9)%	1.1%	(3.7)%	2.0%	(1.8)%	1.3%	(1.4)%
ASMs (capacity)	(4.1)%	(2.4)%	(5.5)%	0.3%	(3.7)%	(2.1)%	(3.5)%
Passenger load factor (points)	1.2	2.9	1.5	1.4	1.5	2.8	1.7

Consolidated passenger revenue in the first six months of 2013 decreased 0.3% as compared to the year-ago period primarily due to a reduction in capacity of 3.5% and a decline of 1.9% in the number of passengers flown year-over-year, offset in part by an increase in the consolidated average fare per passenger and yield of 1.6% and 1.2%, respectively.

Cargo revenue decreased $66 million, or 12.5%, in the first six months of 2013 as compared to the year-ago period due to lower volumes on freight and mail across all regions.

Other operating revenue increased $296 million, or 17.1%, in the first six months of 2013 as compared to the year-ago period primarily due to the sale of aircraft fuel to a third party as well as other MileagePlus and marketing-related revenue.

Operating Expenses

The table below includes data related to UAL’s operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2013	2012	Increase (Decrease)	% Change
Aircraft fuel	$6,118	$6,637	$(519)	(7.8)
Salaries and related costs	4,302	3,921	381	9.7
Regional capacity purchase	1,216	1,259	(43)	(3.4)
Landing fees and other rent	1,004	972	32	3.3
Aircraft maintenance materials and outside repairs	918	839	79	9.4
Depreciation and amortization	833	758	75	9.9
Distribution expenses	675	682	(7)	(1.0)
Aircraft rent	475	502	(27)	(5.4)
Special charges	144	370	(226)	NM
Other operating expenses	2,531	2,297	234	10.2

	$18,216	$18,237	$(21)	(0.1)

Aircraft fuel expense decreased $519 million, or 7.8%, year-over-year due to a 5.1% decrease in the average price per gallon of fuel and a 3.1% decrease in fuel consumption in the first six months of 2013 as a result of reduced capacity. The table below presents the significant changes in aircraft fuel cost per gallon in the six months ended June 30, 2013 as compared to the year-ago period.

	(In millions)			Average price per gallon
	2013	2012	% Change	2013	2012	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$6,100	$6,568	(7.1)	$3.14	$3.28	(4.3)
Hedge losses reported in fuel expense	(18)	(69)	NM	(0.01)	(0.04)	NM

Fuel expense as reported	6,118	6,637	(7.8)	3.15	3.32	(5.1)
Settled hedge gains not recorded in fuel expense (a)	16	—	NM	—	—	—

Fuel expense including all gains (losses) from settled hedges (b)	$6,102	$6,637	(8.1)	$3.15	$3.32	(5.1)

Total fuel consumption (gallons)	1,940	2,002	(3.1)

(a)	Includes ineffectiveness gains (losses) on settled hedges and gains (losses) on settled hedges that were not designated for hedge accounting. These amounts are recorded in Nonoperating income (expense): Miscellaneous, net.
(b)	This figure does not include mark-to-market (“MTM”) gains or losses, which the Company records in Nonoperating income (expense): Miscellaneous, net. MTM losses were $48 million and $4 million for the six months ended June 30, 2013 and 2012, respectively.

Salaries and related costs increased $381 million, or 9.7%, in the first six months of 2013 as compared to the year-ago period due to a 0.7% increase in the number of average full-time employees and higher pay rates primarily driven by new collective bargaining agreements as well as increased pension plan costs.

Aircraft maintenance materials and outside repairs increased $79 million, or 9.4%, in the first six months of 2013 as compared to the year-ago period primarily due to United’s reliability improvement initiatives which increased volumes of airframe checks, engine overhauls, and aircraft modification projects.

Depreciation and amortization increased $75 million, or 9.9%, in the first half of 2013 as compared to the year-ago period due to additions in owned property and equipment in the current year, specifically related to aircraft and improvements at airport facilities, as well as accelerated depreciation on Boeing 757-200 aircraft in process of being sold to a third party.

Other operating expenses increased $234 million, or 10.2%, in the first six months of 2013 as compared to the year-ago period due to the cost of aircraft fuel sold to a third party and an increase in other personnel-related expenses.

Details of UAL’s special charges include the following for the six months ended June 30 (in millions):

	2013	2012
Merger integration-related costs	$115	$271
Additional costs associated with the temporarily grounded Boeing 787 aircraft	18	—
Voluntary severance and benefits	14	125
Gains on sale of assets and other special items, net	(3)	(26)

Subtotal special charges	$144	$370

See Note 10 to the financial statements included in Part I, Item 1 of this report.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) for the six months ended June 30 (in millions, except for percentage changes):

	2013	2012	Increase (Decrease)	% Change
Interest expense	$(395)	$(429)	$(34)	(7.9)
Interest capitalized	23	17	6	35.3
Interest income	11	12	(1)	(8.3)
Miscellaneous, net	(100)	(11)	89	NM

Total	$(461)	$(411)	$50	12.2

Interest expense decreased $34 million, or 7.9%, in the first six months of 2013, compared to the year-ago period primarily due to a decrease in debt outstanding during the first six months of 2013 as compared to debt outstanding during the year-ago period.

During the first six months of 2013, miscellaneous, net included a fuel hedge ineffectiveness loss of $1 million as compared to loss of $4 million in the year-ago period. The first six months of 2013 miscellaneous, net also included loss of $31 million from derivatives not qualifying for hedge accounting as compared to zero in the year ago period.

United’s nonoperating expense also includes net gains of $56 million and $44 million for the six months ended June 30, 2013 and 2012, respectively, associated with marking to market the fair value of derivative assets and liabilities related to agreements that provide for United’s convertible debt to be settled with UAL common stock. This net gain and related derivatives are reflected only in the United stand-alone financial statements as they are eliminated at the consolidated level. See Note 6 to the financial statements included in Part I, Item 1 of this report for additional information.

Income Taxes. Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because management has concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. See Note 4 to the financial statements contained in Part I, Item 1 of this report for information related to this matter.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of June 30, 2013, the Company had $6.0 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $6.5 billion at December 31, 2012. At June 30, 2013, the Company also had $435 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, estimated future workers’ compensation claims and credit card processing agreements. As of June 30, 2013, the Company had its entire commitment capacity of $1.0 billion under the Credit Agreement available for letters of credit or borrowings.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At June 30, 2013, the Company had approximately $12.0 billion of debt and capital lease obligations, including $1.0 billion that will become due in the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

The Company will continue to evaluate opportunities to repurchase its debt in open market transactions to reduce its indebtedness and the amount of interest paid on its indebtedness.

On April 29, 2013, United entered into an agreement to purchase 30 Embraer EMB175 regional jets, scheduled for delivery in 2014 and 2015.

On June 17, 2013, United entered into supplemental agreements to United’s 787 aircraft purchase agreements with The Boeing Company (“Boeing”) to add to its existing firm order of Boeing 787 widebody aircraft ten Boeing 787-10 aircraft, convert an existing firm order for ten Boeing 787 aircraft into Boeing 787-10 aircraft and make certain other changes to those agreements. On June 19, 2013, United entered into amendments to its A350 purchase agreement with Airbus S.A.S. (“Airbus”) to add to its existing firm order of Airbus A350 widebody aircraft ten Airbus A350-1000 aircraft, convert its existing firm order for 25 Airbus A350-900 aircraft into Airbus A350-1000 aircraft and make certain other changes to the agreement. The Company expects to take delivery of the Boeing 787-10 aircraft and Airbus A350-1000 aircraft between 2018 and 2024.

As of June 30, 2013, UAL had firm commitments to purchase 100 new Boeing 737 MAX 9 aircraft scheduled for delivery from 2018 through 2025. UAL also had options to purchase additional Boeing 737 MAX 9 aircraft. UAL intends in the future to assign its interest under the purchase agreement for the 737 MAX 9 aircraft to United.

As of June 30, 2013, United had firm commitments to purchase 199 new aircraft (59 Boeing 787 aircraft, 75 Boeing 737 aircraft, 35 Airbus A350-1000 aircraft, and 30 Embraer EMB175 aircraft) scheduled for delivery from July 1, 2013 through 2025. United also had options and purchase rights for additional aircraft. In the second quarter of 2013, United took delivery of six Boeing 737-900ER. In the remainder of 2013, United expects to take delivery of twelve Boeing 737-900ER aircraft and two Boeing 787-8 aircraft.

United had arranged for EETC financing of 14 Boeing 737-900ER aircraft, six of which were delivered during the second quarter of 2013 and two of which are scheduled to be delivered during the remainder of 2013. United also has arranged for EETC financing of one Boeing 787-8 aircraft and a bank debt financing commitment for one Boeing 737-900ER aircraft scheduled for delivery in the second half of 2013. In addition, United had secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. However, the Company does not have backstop financing or any financing currently in place for its other firm aircraft orders. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing.

As of June 30, 2013, UAL and United (including those intended to be assigned from UAL) have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets of approximately $23.5 billion, of which approximately $1.2 billion, $2.5 billion, $2.0 billion, $2.4 billion, $1.4 billion and $14.0 billion are due in the last six months of 2013 and for the full year for 2014, 2015, 2016, 2017 and thereafter, respectively.

Any incremental firm aircraft orders, including through the exercise of purchase options, will increase the total future capital commitments of the Company.

The Company has concluded its discussions with Boeing regarding certain contractual matters, including expected fuel burn, for current and future deliveries of certain Boeing 787 aircraft, and has reached a resolution with Boeing regarding compensation to be received in connection with those matters.

As of June 30, 2013, a substantial portion of the Company’s assets, principally aircraft, route authorities and certain other intangible assets, were pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

In May 2013, United entered into a capacity purchase agreement with SkyWest Airlines, Inc. (“SkyWest”), a wholly-owned subsidiary of SkyWest, Inc., to operate 40 Embraer EMB175 aircraft under the United Express brand. SkyWest will purchase these 76-seat aircraft with deliveries in 2014 and 2015. These 40 aircraft are in addition to United’s April 2013 agreement to purchase 30 Embraer EMB175 aircraft, which will be operated by a different United Express carrier. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information.

In April 2013, United signed a 20-year lease extension with the Port Authority of New York and New Jersey to continue its use of Terminal C1 and C2 at Newark Liberty International Airport (“Newark”). United also committed to invest an additional $150 million in facility upgrades at Newark to enhance the customer experience and efficiency of the operation. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information.

Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	B	B2	B
United	B	*	B

*	The credit agency does not issue corporate credit ratings for subsidiary entities.

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost of future financing for the Company.

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations for the six months ended June 30, 2013 was $1.5 billion compared to $1.1 billion in the same period in 2012. The increase is attributable to an increase in operating income and a change in certain other working capital items, including a decrease in receivables.

Investing Activities. Capital expenditures, including aircraft purchase deposits, were $821 million and $619 million in the six months ended June 30, 2013 and 2012, respectively. Capital expenditures for the six months ended June 30, 2013 were primarily attributable to the purchase of aircraft, facility and fleet-related costs and certain other information technology projects.

In addition to capital expenditures during the six months ended June 30, 2013, we acquired six aircraft through the issuance of debt. See “Financing Activities” below for additional information.

The purchase of short-term investments decreased to $41 million in the six months ended June 30, 2013 from $96 million in the six months ended June 30, 2012.

Financing Activities. During the six months ended June 30, 2013, the Company made debt and capital lease payments of $1.8 billion.

During the second quarter of 2013, UAL issued approximately 22 million shares of UAL common stock pursuant to agreements that UAL entered into with certain of its securityholders in exchange for approximately $189 million in aggregate principal amount of UAL’s outstanding 6% convertible senior notes due 2029 held by such securityholders. The newly issued shares of UAL common stock are included in the determination of basic weighted average shares outstanding for the three and six months ended June 30, 2013. The Company retired the 6% convertible senior notes acquired in the exchange.

In May 2013, UAL issued $300 million aggregate principal amount of 6.375% Senior Notes due June 1, 2018. The notes are fully and unconditionally guaranteed and recorded by United on its balance sheet as debt.

On March 27, 2013, United and UAL entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) as the borrower and guarantor, respectively. The Credit Agreement consists of a $900 million term loan due April 1, 2019 and a $1.0 billion revolving credit facility available for drawing until April 1, 2018. As of June 30, 2013, United had its entire capacity of $1.0 billion available under the revolving credit facility. The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United.

Borrowings under the Credit Agreement bear interest at a variable rate equal to LIBOR, subject to a 1% floor, plus a margin of 3.0% per annum, or another rate based on certain market interest rates, plus a margin of 2.0% per annum. The principal amount of the term loan must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof, commencing on June 30, 2013, with any unpaid balance due on April 1, 2019. United may prepay all or a portion of the loan from time to time, at par plus accrued and unpaid interest. United pays a commitment fee equal to 0.75% per annum on the undrawn amount available under the revolving credit facility. Certain covenants in the Credit Agreement are summarized in Note 9 to the financial statements included in Part I, Item 1 of this report. Under the provisions of the Credit Agreement, UAL’s ability to pay dividends on or repurchase UAL’s common stock is restricted.

On March 27, 2013, the Company used $900 million from the Credit Agreement, together with approximately $300 million of cash to retire the entire principal balance of a $1.2 billion term loan due 2014 that was outstanding under United’s Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”). The Amended Credit Facility was terminated concurrently with the repayment of the term loan. The Company also terminated the $500 million revolving credit facility that it had previously entered into in December 2011. There were no outstanding borrowings under the revolving credit facility.

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

In October 2012, United created two pass-through trusts, one of which issued $712 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 4% and the second of which issued $132 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 5.5%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $844 million, are used to purchase equipment notes issued by United. Of the $844 million in proceeds raised by the pass-through trusts, United received $696 million as of June 30, 2013, of which $202 million and $403 million was received in the three and six months ended June 30, 2013, respectively. United expects to receive the remaining proceeds from the issuance through the second half of 2013 as aircraft are delivered and United issues equipment notes to the trusts. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds have been and are expected to fund the acquisition of new aircraft.

In December 2012, United created one pass-through trust which issued $425 million aggregate principal amount of Class C pass-through certificates with a stated interest rate of 6.125%. The proceeds of the issuance of the Class C pass-through certificates are used to purchase equipment notes issued by United related to the aircraft financed in both the March and October 2012 EETC financings. Of the $425 million in proceeds raised by the pass-through trust, United received $385 million as of June 30, 2013, of which $53 million and $107 million was received in the three and six months ended June 30, 2013, respectively. United expects to receive the remaining proceeds from the issuance through the second half of 2013 as aircraft are delivered and United issues equipment notes to the trust. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates.

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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The Company evaluates its financial performance utilizing various GAAP and non-GAAP financial measures, including net income/loss and net earnings/loss per share. The non-GAAP financial measures in this report are presented because they provide management and investors the ability to measure and monitor the Company’s performance on a consistent basis. The Company believes that adjusting for special charges is useful to investors because they are non-recurring items not indicative of the Company’s on-going performance. A reconciliation of net income (loss) and diluted earnings (loss) per share to the non-GAAP financial measure of net income and diluted earnings per share, excluding special charges, for the three and six months ended June 30 is as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Income	Diluted Earnings per Share	Net Income	Diluted Earnings per Share	Net Income	Diluted Earnings per Share	Net Income (Loss)	Diluted Earnings (Loss) per Share
	2013	2013	2012	2012	2013	2013	2012	2012
Net income (loss) — GAAP	$469	$1.21	$339	$0.89	$52	$0.15	$(109)	$(0.33)
Special charges, net	52	0.14	206	0.52	144	0.39	368	1.03

Net income excluding special charges — non-GAAP	$521	$1.35	$545	$1.41	$196	$0.54	$259	$0.70

CRITICAL ACCOUNTING POLICIES

See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Annual Report for a discussion of the Company’s critical accounting policies. See Notes 1 and 5 to the financial statements included in Part I, Item 1 of this report for a discussion of potential changes in accounting for revenue for the Company’s loyalty program and for changes related to our pension plans, respectively.

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aircraft fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aviation and other insurance; industry consolidation or changes in airline alliances; competitive pressures on pricing and on demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements and environmental regulations); labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; the possibility that expected merger synergies will not be realized or will not be realized within the expected time period; and other risks and uncertainties set forth under Item 1A., “Risk Factors” of the 2012 Annual Report and Part II, Item 1A., “Risk Factors” of this report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the U.S. Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Annual Report except as follows:

Aircraft Fuel. As of June 30, 2013, the Company had hedged approximately 47% and 18% of its projected fuel requirements (942 million and 706 million gallons, respectively) for 2013 and 2014, respectively, with commonly used financial hedge instruments based on aircraft fuel or closely related commodities, such as heating oil, diesel fuel and crude oil. As of June 30, 2013, the Company had fuel hedges expiring through December 2014.

At June 30, 2013, fuel derivatives were in a net liability position of $23 million. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of June 30, 2013, disclosure controls and procedures of each of UAL and United were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2013

During the three months ended June 30, 2013, there were no changes in UAL’s or United’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, their internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Part I, Item 3., “Legal Proceedings” of the 2012 Annual Report for a description of legal proceedings. The disclosure below includes updates to the legal proceedings disclosures included in the 2012 Annual Report, which are in addition to, and not in lieu of, those disclosures contained in the 2012 Annual Report.

Litigation Associated with September 11, 2001 Terrorism

Families of 94 victims of the September 11, 2001, terrorist attacks filed lawsuits asserting a variety of claims against the airline industry. United and American Airlines (the “aviation defendants”), as the two carriers whose flights were hijacked on September 11, 2001, are the central focus of the litigation, but a variety of additional parties, including Continental Airlines, Inc. (“Continental”), have been sued on a number of legal theories ranging from collective responsibility for airport screening and security systems that allegedly failed to prevent the attacks to faulty design and construction of the World Trade Center towers. World Trade Center Properties, Inc., as lessee, also filed claims against the aviation defendants and The Port Authority of New York and New Jersey (the “Port Authority”), the owner of the World Trade Center, for property and business interruption damages. The Port Authority has also filed cross-claims against the aviation defendants in both the wrongful death litigation and for property damage sustained in the attacks. The insurers of various tenants at the World Trade Center filed subrogation claims for damages as well. By statute, these matters were consolidated in the U.S. District Court for the Southern District of New York and the aviation defendants’ exposure was capped at the limit of the liability coverage maintained by each carrier at the time of the attacks. In September 2011, United settled the last remaining wrongful death claim in connection with this matter. In 2010, insurers for the aviation defendants reached a settlement with all of the subrogated insurers and most of the uninsured plaintiffs with property and business interruption claims, which was approved by the court and has been affirmed by the U.S. Court of Appeals for the Second Circuit. The U.S. District Court for the Southern District of New York dismissed a claim for environmental cleanup damages filed by a neighboring property owner, Cedar & Washington Associates, LLC. This dismissal order has been appealed to the U.S. Court of Appeals for the Second Circuit. In January 2013, Continental was dismissed from the litigation in its entirety. On July 18, 2013, after a four day hearing, the U.S. District Court for the Southern District of New York ruled that World Trade Center Properties, Inc.’s claims against the aviation defendants would be dismissed, holding that previous insurance recoveries by World Trade Center Properties, Inc. precluded it from seeking damages in tort against the aviation defendants. World Trade Center Properties, Inc. stated it will appeal the ruling to the U.S. Court of Appeals for the Second Circuit. In the aggregate, claims related to the events of September 11, 2001 are estimated to be well in excess of $10 billion. The Company believes that it will have no financial exposure for claims arising out of the events of September 11, 2001 in light of the provisions of the Air Transportation Safety and System Stabilization Act of 2001 limiting claimants’ recoveries to insurance proceeds, the resolution of the wrongful death and personal injury cases by settlement, the resolution of the majority of the property damage claims and the withdrawal of all related proofs of claim from UAL Corporation’s Chapter 11 bankruptcy proceeding.

EEOC Claim Under the Americans with Disabilities Act

On June 5, 2009, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit on behalf of five named individuals and other similarly situated employees alleging that United’s reasonable accommodation policy for employees with medical restrictions does not comply with the requirements of the Americans with Disabilities Act. The EEOC maintains that qualified disabled employees should be placed into available open positions for which they are minimally qualified, even if there are better qualified candidates for these positions. Under United’s accommodation policy, employees who are medically restricted and who cannot be accommodated in their current position are given the opportunity to apply and compete for available positions. If the medically restricted employee is similarly qualified to others who are competing for an open position, under United’s policy, the medically restricted employee will be given a preference for the position. If, however, there are candidates that have superior qualifications competing for an open position, then no preference will be given. United successfully transferred the venue of the case to the United States Federal Court for the Northern District of Illinois. Following the district court’s dismissal of the matter and the EEOC’s subsequent appeal to the Seventh Circuit Court of Appeals, on September 7, 2012, the Seventh Circuit overruled previous precedent and held that there may be an obligation to place a minimally qualified disabled worker in a position over a more qualified non-disabled worker. After the case was remanded to district court and the district court’s grant of United’s motion to stay this mandate during appeal, United filed a Petition for Certiorari with the Supreme Court of the United States (the “Supreme Court”) on December 5, 2012. On May 28, 2013, the Supreme Court rejected United’s Petition for Certiorari and remanded the case back to the district court for further litigation.

ITEM 1A.	RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2012 Annual Report and Part II, Item 1A., “Risk Factors” of the Company’s Form 10-Q for the quarter ended March 31, 2013 (the “First Quarter 2013 Form 10-Q”) for a detailed discussion of the risk factors affecting UAL and United. The disclosure below includes updates to certain risk factor disclosures included in the 2012 Annual Report, which are in addition to, and not in lieu of, those disclosures contained in the 2012 Annual Report and the First Quarter 2013 Form 10-Q.

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

United provides air transportation under certificates of public convenience and necessity issued by the U.S. Department of Transportation (the “DOT”). If the DOT altered, amended, modified, suspended or revoked these certificates, it could have a material adverse effect on the Company’s business. The DOT is also responsible for promulgating consumer protection and other regulations that may impose significant compliance costs on the Company. The Federal Aviation Administration (“FAA”) regulates the safety of United’s operations. United operates pursuant to an air carrier operating certificate issued by the FAA. From time to time, the FAA also issues orders, airworthiness directives and other regulations relating to the maintenance and operation of aircraft that require material expenditures or operational restrictions by the Company. These FAA orders and directives could include the temporary grounding of an entire aircraft type if the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action. For example, in January 2013, the FAA announced a review of the Boeing 787 aircraft’s critical systems and in-service issues and issued an emergency airworthiness directive that required U.S. Boeing 787 operators, including the Company, to temporarily cease operations of such aircraft. In April 2013, the FAA approved Boeing’s design modifications to the Boeing 787 battery system and provided clearance to U.S. Boeing 787 operators to resume operations of the aircraft, subject to operators retrofitting the aircraft with modified battery systems. The Company resumed commercial flights of its Boeing 787 aircraft on May 20, 2013. FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. These FAA directives or requirements could have a material adverse effect on the Company.

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

Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by the Company are, or recently have been, subject to government regulation. Certain of the Company’s major hubs are among increasingly congested airports in the United States and have been or could be the subject of regulatory action that might limit the number of flights and/or increase costs of operations at certain times or throughout the day. The FAA may limit the Company’s airport access by limiting the number of departure and arrival slots at high density traffic airports, which could affect the Company’s ownership and transfer rights, and local airport authorities may have the ability to control access to certain facilities or the cost of access to its facilities, which could have an adverse effect on the Company’s business. The FAA historically has taken actions with respect to airlines’ slot holdings that airlines have challenged; if the FAA were to take actions that adversely affect the Company’s slot holdings, the Company could incur substantial costs to preserve its slots. Further, the Company’s operating costs at airports at which it operates, including the Company’s major hubs, may increase significantly because of capital improvements at such airports that the Company may be required to fund, directly or indirectly. In some circumstances, such costs could be imposed by the relevant airport authority without the Company’s approval and may have a material adverse effect on the Company’s financial condition.

The ability of carriers to operate flights on international routes between airports in the U.S. and other countries may be subject to change. Applicable arrangements between the United States and foreign governments may be amended from time to time, government policies with respect to airport operations may be revised, and the availability of appropriate slots or facilities may change. The Company currently operates a number of flights on international routes under government arrangements, regulations or policies that designate the number of carriers permitted to operate on such routes, the capacity of the carriers providing services on such routes, the airports at which carriers may operate international flights, or the number of carriers allowed access to particular airports. Any further limitations, additions or modifications to such arrangements, regulations or policies could have a material adverse effect on the Company’s financial position and results of operations. Additionally, a change in law, regulation or policy for any of the Company’s international routes, such as open skies, could have a material adverse impact on the Company’s financial position and results of operations and could result in the impairment of material amounts of related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures and other alliance arrangements by and among other airlines could impair the value of the Company’s business and assets on the open skies routes. The Company’s plans to enter into or expand U.S. antitrust immunized alliances and joint ventures on various international routes are subject to receipt of approvals from applicable U.S. federal authorities and obtaining other applicable foreign government clearances or satisfying the necessary applicable regulatory requirements. There can be no assurance that such approvals and clearances will be granted or will continue in effect upon further regulatory review or that changes in regulatory requirements or standards can be satisfied.

Many aspects of the Company’s operations are also subject to increasingly stringent federal, state, local and international laws protecting the environment. Future environmental regulatory developments, such as climate change regulations in the United States and abroad could adversely affect operations and increase operating costs in the airline industry. There are certain climate change laws and regulations that have already gone into effect and that apply to the Company, including the European Union Emissions Trading Scheme (which is subject to international dispute), the State of California’s cap and trade regulations, environmental taxes for certain international flights, limited greenhouse gas reporting requirements and land-use planning laws which could apply to airports and could affect airlines in certain circumstances. In addition, there is the potential for additional regulatory actions in regard to the emission of greenhouse gases by the aviation industry. The precise nature of future requirements and their applicability to the Company are difficult to predict, but the financial impact to the Company and the aviation industry would likely be adverse and could be significant.

The Company’s business and operations may also be impacted by the Budget Control Act of 2011 and related sequestration procedures of federal agencies. In April 2013, the FAA announced the implementation of furloughs of air traffic controllers through its capacity reduction plan, resulting in flight delays throughout the United States, including to the Company’s flights, until the U.S. Congress passed a bill suspending such furloughs. There can be no assurance that future sequestration obligations under the Budget Control Act of 2011 by the FAA, the Transportation Security Administration, the U.S. Customs and Border Protection or other federal agencies will not occur in future periods, potentially resulting in a material adverse impact on the Company.

See Item 1, Business-Industry Regulation, of the 2012 Annual Report for further information on government regulation impacting the Company.

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

United Continental Holdings, Inc.
(Registrant)

Date: July 25, 2013	By:	/s/ John D. Rainey
John D. Rainey Executive Vice President and Chief Financial Officer (principal financial officer)

Date: July 25, 2013	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

United Airlines, Inc.
(Registrant)

Date: July 25, 2013	By:	/s/ John D. Rainey
John D. Rainey Executive Vice President and Chief Financial Officer (principal financial officer)

Date: July 25, 2013	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

3.1	UAL	Amended and Restated Bylaws of United Continental Holdings, Inc.

*4.1	UAL United	Indenture, dated as of May 7, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.2	UAL United	First Supplemental Indenture, dated as of May 7, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.3	UAL United	Form of 6.375% Senior Notes due 2018 (included in Exhibit 4.2 as Exhibit A thereto)

*4.4	UAL United	Form of Notation of Note Guarantee (included in Exhibit 4.2 as Exhibit B thereto)

*10.1	UAL	First Amendment to the United Continental Holdings, Inc. Incentive Plan 2010, as amended and restated February 17, 2011 (filed as Annex B (pages B-18 and B-19) to UAL’s 2013 Definitive Proxy filed on April 26, 2013, and effective upon stockholder approval received June 12, 2013) (Commission file number 1-6033, incorporated herein by reference)

^10.2	UAL United	Supplemental Agreement No. 60 to Purchase Agreement No. 1951, dated November 7, 2012, by and among The Boeing Company (“Boeing”) and Continental Airlines, Inc.

^10.3	UAL United	Supplemental Agreement No. 02 to Purchase Agreement Number PA-03784, dated March 1, 2013, between Boeing and United Airlines, Inc.

^10.4	UAL United	Supplemental Agreement No. 8 to Purchase Agreement No. 2484, dated June 17, 2013, between Boeing and United Airlines, Inc.

^10.5	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 03776, dated June 17, 2013, between Boeing and United Continental Holdings, Inc.

^10.6	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 3860, dated June 17, 2013, between Boeing and United Airlines, Inc.

^10.7	UAL United	Supplemental Agreement No. 03 to Purchase Agreement Number PA-03784, dated June 27, 2013, between Boeing and United Airlines, Inc.

^10.8	UAL United	Amendment No. 2, dated June 19, 2013, to Airbus A350-900XWB Purchase Agreement, dated March 5, 2010 (the “Airbus A350-900XWB Purchase Agreement”) between Airbus S.A.S. (“Airbus”) and United Airlines, Inc.

^10.9	UAL United	Amended and Restated Letter Agreement No. 2, dated June 19, 2013, between Airbus and United Airlines, Inc. to the Airbus A350-900XWB Purchase Agreement

^10.10	UAL United	Amended and Restated Letter Agreement No. 3, dated June 19, 2013, between Airbus and United Airlines, Inc. to the Airbus A350-900XWB Purchase Agreement

^10.11	UAL United	Amended and Restated Letter Agreement No. 4, dated June 19, 2013, between Airbus and United Airlines, Inc. to the Airbus A350-900XWB Purchase Agreement

^10.12	UAL United	Amended and Restated Letter Agreement No. 5, dated June 19, 2013, between Airbus and United Airlines, Inc. to the Airbus A350-900XWB Purchase Agreement

^10.13	UAL United	Amended and Restated Letter Agreement No. 6, dated June 19, 2013, between Airbus and United Airlines, Inc. to the Airbus A350-900XWB Purchase Agreement

^10.14	UAL United	Amended and Restated Letter Agreement No. 7, dated June 19, 2013, between Airbus and United Airlines, Inc. to the Airbus A350-900XWB Purchase Agreement

^10.15	UAL United	Amended and Restated Letter Agreement No. 10, dated June 19, 2013, between Airbus and United Airlines, Inc. to the Airbus A350-900XWB Purchase Agreement

^10.16	UAL United	Amended and Restated Letter Agreement No. 12, dated June 19, 2013, between Airbus and United Airlines, Inc. to the Airbus A350-900XWB Purchase Agreement

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment