Form 10-Q
period 2013-09-30
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2013-10-24
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of October 15, 2013 is shown below:

United Continental Holdings, Inc.	361,871,592 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for United Airlines, Inc. common stock.

OMISSION OF CERTAIN INFORMATION

This combined Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.

United Airlines, Inc.

Report on Form 10-Q

For the Quarter Ended September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenue:
Passenger—Mainline	$7,025	$6,993	$19,792	$19,891
Passenger—Regional	1,893	1,781	5,353	5,159

Total passenger revenue	8,918	8,774	25,145	25,050
Cargo	199	246	662	775
Other operating revenue	1,111	889	3,143	2,625

	10,228	9,909	28,950	28,450

Operating expense:
Aircraft fuel	3,262	3,406	9,380	10,043
Salaries and related costs	2,209	2,038	6,511	5,959
Regional capacity purchase	621	628	1,837	1,887
Landing fees and other rent	540	504	1,544	1,476
Aircraft maintenance materials and outside repairs	472	469	1,390	1,308
Depreciation and amortization	435	379	1,268	1,137
Distribution expenses	377	356	1,052	1,038
Aircraft rent	231	245	706	747
Special charges (Note 10)	211	514	355	884
Other operating expenses	1,362	1,170	3,893	3,467

	9,720	9,709	27,936	27,946

Operating income	508	200	1,014	504
Nonoperating income (expense):
Interest expense	(195)	(202)	(590)	(631)
Interest capitalized	12	9	35	26
Interest income	5	4	16	16
Miscellaneous, net	52	4	(48)	(7)

	(126)	(185)	(587)	(596)

Income (loss) before income taxes	382	15	427	(92)
Income tax expense (benefit)	3	9	(4)	11

Net income (loss)	$379	$6	$431	$(103)

Earnings (loss) per share, basic	$1.06	$0.02	$1.25	$(0.31)

Earnings (loss) per share, diluted	$0.98	$0.02	$1.15	$(0.31)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$379	$6	$431	$(103)
Other comprehensive income, net:
Net change related to fuel derivative financial instruments	30	171	20	71
Net change related to employee benefit plans	51	4	531	13
Net change related to investments and other	(5)	5	2	14

	76	180	553	98

Total comprehensive income (loss), net	$455	$186	$984	$(5)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,935	$4,770
Short-term investments	1,801	1,773

Total unrestricted cash, cash equivalents and short-term investments	5,736	6,543
Restricted cash	46	65
Receivables, less allowance for doubtful accounts (2013 — $16; 2012 — $13)	1,693	1,338
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2013 — $157; 2012 — $125)	646	695
Deferred income taxes	568	543
Prepaid expenses and other	700	865

	9,389	10,049

Operating property and equipment:
Owned—
Flight equipment	18,486	17,561
Other property and equipment	3,474	3,269

	21,960	20,830
Less — Accumulated depreciation and amortization	(5,846)	(5,006)

	16,114	15,824

Purchase deposits for flight equipment	674	462
Capital leases—
Flight equipment	1,483	1,484
Other property and equipment	306	235

	1,789	1,719
Less — Accumulated amortization	(811)	(713)

	978	1,006

	17,766	17,292

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2013 — $900; 2012 — $792)	4,487	4,597
Restricted cash	366	382
Other, net	729	785

	10,105	10,287

	$37,260	$37,628

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$4,123	$3,360
Frequent flyer deferred revenue	2,378	2,364
Accounts payable	2,126	2,312
Accrued salaries and benefits	1,844	1,763
Current maturities of long-term debt	957	1,812
Current maturities of capital leases	117	122
Other	1,059	1,085

	12,604	12,818

Long-term debt	10,204	10,440
Long-term obligations under capital leases	781	792
Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,556	2,756
Postretirement benefit liability	2,653	2,614
Pension liability	1,803	2,400
Advanced purchase of miles	1,388	1,537
Deferred income taxes	1,573	1,543
Lease fair value adjustment, net	672	881
Other	1,298	1,366

	11,943	13,097

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 361,871,040 and 332,472,779 shares at September 30, 2013 and December 31, 2012, respectively	4	3
Additional capital invested	7,410	7,145
Accumulated deficit	(5,155)	(5,586)
Stock held in treasury, at cost	(38)	(35)
Accumulated other comprehensive loss	(493)	(1,046)

	1,728	481

	$37,260	$37,628

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,778	$845
Cash Flows from Investing Activities:
Capital expenditures and aircraft purchase deposits paid	(1,399)	(1,027)
Proceeds from sale of property and equipment	65	146
Decrease in restricted cash, net	35	98
Increase in short-term and other investments, net	(22)	(22)
Other, net	22	—

Net cash used in investing activities	(1,299)	(805)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,965)	(1,158)
Proceeds from issuance of long-term debt	819	86
Principal payments under capital leases	(98)	(89)
Other, net	(70)	4

Net cash used in financing activities	(1,314)	(1,157)

Net decrease in cash and cash equivalents	(835)	(1,117)
Cash and cash equivalents at beginning of the period	4,770	6,246

Cash and cash equivalents at end of the period	$3,935	$5,129

Investing and Financing Activities Not Affecting Cash:
Exchanges of certain 6% convertible senior notes for common stock (Note 3)	$240	$—
Net property and equipment acquired through the issuance of debt	239	526
Special facility and airport construction financing	35	132
8% Contingent Senior Unsecured Notes, net of discount	—	48

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenue:
Passenger—Mainline	$7,025	$6,993	$19,792	$19,891
Passenger—Regional	1,893	1,781	5,353	5,159

Total passenger revenue	8,918	8,774	25,145	25,050
Cargo	199	246	662	775
Other operating revenue	1,113	893	3,149	2,632

	10,230	9,913	28,956	28,457

Operating expense:
Aircraft fuel	3,262	3,406	9,380	10,043
Salaries and related costs	2,209	2,038	6,511	5,959
Regional capacity purchase	621	628	1,837	1,887
Landing fees and other rent	540	504	1,544	1,476
Aircraft maintenance materials and outside repairs	472	469	1,390	1,308
Depreciation and amortization	435	379	1,268	1,137
Distribution expenses	377	356	1,052	1,038
Aircraft rent	231	245	706	747
Special charges (Note 10)	211	514	355	884
Other operating expenses	1,362	1,170	3,892	3,465

	9,720	9,709	27,935	27,944

Operating income	510	204	1,021	513
Nonoperating income (expense):
Interest expense	(195)	(204)	(586)	(637)
Interest capitalized	12	9	35	26
Interest income	5	4	16	16
Miscellaneous, net	50	(29)	18	6

	(128)	(220)	(517)	(589)

Income (loss) before income taxes	382	(16)	504	(76)
Income tax expense	4	9	4	11

Net income (loss)	$378	$(25)	$500	$(87)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$378	$(25)	$500	$(87)
Other comprehensive income, net:
Net change related to fuel derivative financial instruments	30	171	20	71
Net change related to employee benefit plans	51	4	531	13
Net change related to investments and other	(5)	6	3	15
Other	—	—	6	—

	76	181	560	99

Total comprehensive income, net	$454	$156	$1,060	$12

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,928	$4,765
Short-term investments	1,801	1,773

Total unrestricted cash, cash equivalents and short-term investments	5,729	6,538
Restricted cash	46	65
Receivables from related parties	231	226
Receivables, less allowance for doubtful accounts (2013 — $16; 2012 — $13)	1,693	1,338
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2013 — $157; 2012 — $125)	646	695
Deferred income taxes	578	546
Prepaid expenses and other	685	841

	9,608	10,249

Operating property and equipment:
Owned—
Flight equipment	18,486	17,561
Other property and equipment	3,474	3,269

	21,960	20,830
Less — Accumulated depreciation and amortization	(5,846)	(5,006)

	16,114	15,824

Purchase deposits for flight equipment	674	462
Capital leases—
Flight equipment	1,483	1,484
Other property and equipment	306	235

	1,789	1,719
Less — Accumulated amortization	(811)	(713)

	978	1,006

	17,766	17,292

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2013 — $900; 2012 — $792)	4,487	4,597
Restricted cash	365	382
Other, net	1,104	1,052

	10,479	10,554

	$37,853	$38,095

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) September 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$4,123	$3,360
Frequent flyer deferred revenue	2,378	2,364
Accounts payable	2,131	2,316
Accrued salaries and benefits	1,844	1,763
Current maturities of long-term debt	957	1,812
Current maturities of capital leases	117	122
Payables to related parties	42	75
Other	1,120	1,140

	12,712	12,952

Long-term debt	10,051	10,038
Long-term obligations under capital leases	781	792
Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,556	2,756
Postretirement benefit liability	2,653	2,614
Pension liability	1,803	2,400
Advanced purchase of miles	1,388	1,537
Deferred income taxes	1,508	1,470
Lease fair value adjustment	672	881
Other	1,483	1,494

	12,063	13,152

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both September 30, 2013 and December 31, 2012	—	—
Additional capital invested	7,636	7,611
Accumulated deficit	(4,897)	(5,397)
Accumulated other comprehensive loss	(493)	(1,053)

	2,246	1,161

	$37,853	$38,095

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,774	$844
Cash Flows from Investing Activities:
Capital expenditures and aircraft purchase deposits paid	(1,399)	(1,027)
Proceeds from sale of property and equipment	65	146
Decrease in restricted cash, net	36	98
Increase in short-term and other investments, net	(22)	(22)
Other, net	20	—

Net cash used in investing activities	(1,300)	(805)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,965)	(1,158)
Proceeds from issuance of long-term debt	819	86
Principal payments under capital leases	(98)	(89)
Other, net	(67)	6

Net cash used in financing activities	(1,311)	(1,155)

Net decrease in cash and cash equivalents	(837)	(1,116)
Cash and cash equivalents at beginning of the period	4,765	6,240

Cash and cash equivalents at end of the period	$3,928	$5,124

Investing and Financing Activities Not Affecting Cash:
Net property and equipment acquired through the issuance of debt	$239	$526
Special facility and airport construction financing	35	132
8% Contingent Senior Unsecured Notes, net of discount	—	48

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

NOTE 1—FREQUENT FLYER ACCOUNTING

Frequent Flyer Awards. The Company revised the estimated selling price of miles as a prospective change in estimate, effective January 1, 2012, based on the price at which the Company sells miles to Star Alliance partners in its reciprocal frequent flyer agreements as the best estimate of the selling price for these miles. Any changes to the composition of Star Alliance airline partners could result in a change to the amount and method we use to determine the estimated selling price. On February 14, 2013, US Airways Group, Inc. announced an agreement to merge with AMR Corporation and its intent to exit Star Alliance as a result of such merger. The Department of Justice has challenged the proposed merger. If the merger ultimately occurs, it could impact our estimated selling price of miles.

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

NOTE 3—EARNINGS (LOSS) PER SHARE

The table below represents the computation of UAL’s basic and diluted earnings (loss) per share amounts and the number of securities that have been excluded from the computation of diluted earnings (loss) per share amounts because they were antidilutive (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic earnings (loss) per share:
Net income (loss)	$379	$6	$431	$(103)
Less: Income allocable to participating securities	(1)	—	(1)	—

Earnings (loss) available to common stockholders	$378	$6	$430	$(103)

Basic weighted average shares outstanding	357	331	343	331

Earnings (loss) per share, basic	$1.06	$0.02	$1.25	$(0.31)

Diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$378	$6	$430	$(103)
Effect of convertible notes	9	—	20	—

Earnings (loss) available to common stockholders including the effect of dilutive securities	$387	$6	$450	$(103)

Diluted shares outstanding:
Basic weighted-average shares outstanding	357	331	343	331
Effect of convertible notes	37	—	46	—
Effect of employee stock options	1	1	1	—

Diluted weighted-average shares outstanding	395	332	390	331

Earnings (loss) per share, diluted	$0.98	$0.02	$1.15	$(0.31)

Potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and stock options	3	5	3	6
Convertible notes	—	61	4	61

During the three and nine months ended September 30, 2013, UAL issued approximately 6 million and 28 million shares, respectively, of UAL common stock pursuant to agreements that UAL entered into with certain of its securityholders in exchange for approximately $51 million and $240 million, respectively, in aggregate principal amount of UAL’s outstanding 6% convertible senior notes due 2029 held by such securityholders. The newly issued shares of UAL common stock are included in the determination of basic weighted average shares outstanding for the three and nine months ended September 30, 2013 from the date the shares were issued. The Company retired the 6% convertible senior notes acquired in the exchange.

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

NOTE 5—EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Service cost	$29	$25	$14	$11
Interest cost	48	45	29	30
Expected return on plan assets	(41)	(33)	(1)	—
Amortization of unrecognized loss and prior service cost	8	4	2	—
Curtailment loss	—	—	—	—
Settlement gain	(1)	—	—	—

Total	$43	$41	$44	$41

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$94	$75	$42	$37
Interest cost	142	137	85	93
Expected return on plan assets	(121)	(103)	(2)	(2)
Amortization of unrecognized (gain) loss and prior service cost	41	15	7	(2)
Curtailment loss	2	—	—	—
Settlement gain	(2)	—	—	—

Total	$156	$124	$132	$126

During the three and nine months ended September 30, 2013, the Company contributed $122 million and $201 million, respectively, to its tax-qualified defined benefit pension plans.

Curtailments, Settlements and Plan Remeasurements. During June 2013, the Company announced it would freeze benefits for management and administrative employees under one of its defined benefit pension plans, effective December 31, 2013. As a result, the Company recognized a $2 million curtailment loss in earnings in second quarter 2013. The Company also recognized a settlement gain of $1 million in earnings resulting from certain lump-sum payments under a separate defined benefit pension plan in second quarter 2013.

As a result of the freeze of benefits for management and administrative employees and the settlements from the lump-sum payments, the Company remeasured the assets and liabilities of the two plans in second quarter 2013. In addition, due to additional lump-sum payments, the Company remeasured the assets and liabilities of the defined benefit pension plan and recognized a settlement gain of $1 million in third quarter 2013. The Company remeasured this plan’s liabilities using a discount rate of 4.59% in the second quarter and 5.13% in the third quarter compared to the year-end 2012 discount rate of 4.20%. During the nine months ended September 30, 2013, as a result of the remeasurements, curtailment and settlements, the projected benefit obligation of the plans decreased by $522 million and Other comprehensive loss decreased by an actuarial gain of $41 million and $483 million for the three and nine months ended September 30, 2013, respectively. These items will also result in a decrease of approximately $13 million in the expected net periodic benefit cost for the remainder of 2013. The Company recognizes the earnings impacts of its pension plans in Salaries and related costs in the statements of consolidated operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share-based compensation expense (a)	$32	$18	$72	$44

	September 30, 2013	December 31, 2012
Unrecognized share-based compensation	$55	$33

(a)	Includes $(2) million and $9 million of (benefit) expense recognized in merger integration-related costs for the three and nine months ended September 30, 2013, respectively. Includes $0 and $7 million of expense recognized in merger integration-related costs for the three and nine months ended September 30, 2012, respectively.

Profit Sharing Plans. A majority of all employees participate in profit sharing plans, which pay 15% of total pre-tax earnings, excluding special items and share-based compensation expense, to eligible employees when pre-tax profit, excluding special items, profit sharing expense and share-based compensation program expense, exceeds $10 million. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic workgroups. The international profit sharing plan pays eligible non-U.S. co-workers the same percentage of eligible pay that is calculated under the U.S. profit sharing plan. Profit sharing expense is recorded as a component of salaries and related costs in the consolidated statements of operations. Our profit sharing plan will change in 2014. Beginning with 2014, pilots’ share of profit sharing payments will be limited to an amount that is their pro-rata share of 10% of the Company’s profit up to a pre-tax margin of 6.9% and their pro-rata share of 20% of the Company’s profit in excess of a pre-tax margin of 6.9%. The profit sharing plan is otherwise unchanged.

NOTE 6—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	September 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$3,935	$3,935	$—	$—	$4,770	$4,770	$—	$—
Short-term investments:
Asset-backed securities	683	—	683	—	715	—	715	—
Corporate debt	581	—	581	—	537	—	537	—
Certificates of deposit placed through an account registry service (“CDARS”)	308	—	308	—	367	—	367	—
Auction rate securities	104	—	—	104	116	—	—	116
Other short-term investments	125	—	125	—	38	—	38	—
Enhanced equipment trust certificates (“EETC”)	59	—	—	59	63	—	—	63
Fuel derivative asset (liability), net	52	—	52	—	46	—	46	—
Restricted cash	412	412	—	—	447	447	—	—

	United
Cash and cash equivalents	$3,928	$3,928	$—	$—	$4,765	$4,765	$—	$—
Short-term investments:
Asset-backed securities	683	—	683	—	715	—	715	—
Corporate debt	581	—	581	—	537	—	537	—
CDARS	308	—	308	—	367	—	367	—
Auction rate securities	104	—	—	104	116	—	—	116
Other short-term investments	125	—	125	—	38	—	38	—
EETC	59	—	—	59	63	—	—	63
Fuel derivative asset (liability), net	52	—	52	—	46	—	46	—
Restricted cash	411	411	—	—	447	447	—	—
Convertible debt derivative asset	376	—	—	376	268	—	—	268
Convertible debt option liability	(185)	—	—	(185)	(128)	—	—	(128)

Available-for-sale investment maturities—The short-term investments and EETC securities shown in the table above are classified as available-for-sale. Short-term investments have maturities of less than one year except for asset-backed securities, corporate debt and auction rate securities. As of September 30, 2013, asset-backed securities have remaining maturities of approximately one to 42 years, corporate debt securities have remaining maturities of approximately one to 22 years, and auction rate securities have remaining maturities of approximately one to 33 years. The EETC securities have various maturities with the final maturity in 2019.

The tables below present disclosures about the activity for “Level 3” financial assets and financial liabilities (in millions):

	Three Months Ended September 30,
	2013		2012
UAL	Auction Rate Securities	EETC	Auction Rate Securities	EETC
Balance at June 30	$115	$62	$112	$63
Settlements	(9)	(2)	—	(2)
Gains (losses):
Reported in earnings—realized	1	—	—	—
Reported in earnings—unrealized	—	—	1	—
Reported in other comprehensive income (loss)	(3)	(1)	2	1

Balance at September 30	$104	$59	$115	$62

	Nine Months Ended September 30,
	2013		2012
UAL	Auction Rate Securities	EETC	Auction Rate Securities	EETC
Balance at January 1	$116	$63	$113	$60
Settlements	(19)	(4)	—	(5)
Gains (losses):
Reported in earnings—realized	3	—	—	—
Reported in earnings—unrealized	1	—	—	7
Reported in other comprehensive income (loss)	3	—	2	—

Balance at September 30	$104	$59	$115	$62

	Three Months Ended September 30,
	2013				2012
United	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	EETC	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	EETC
Balance at June 30	$115	$395	$(199)	$62	$112	$289	$(147)	$63
Settlements	(9)	—	—	(2)	—	—	—	(2)
Gains (losses):
Reported in earnings:
Realized	1	—	—	—	—	—	—	—
Unrealized	—	(19)	14	—	1	(87)	56	—
Reported in other comprehensive income (loss)	(3)	—	—	(1)	2	—	—	1

Balance at September 30	$104	$376	$(185)	$59	$115	$202	$(91)	$62

	Nine Months Ended September 30,
	2013				2012
United	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	EETC	Auction Rate Securities	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	EETC
Balance at January 1	$116	$268	$(128)	$63	$113	$193	$(95)	$60
Settlements	(19)	—	—	(4)	—	—	—	(5)
Gains (losses):
Reported in earnings:
Realized	3	—	—	—	—	—	—	—
Unrealized	1	108	(57)	—	—	9	4	7
Reported in other comprehensive income (loss)	3	—	—	—	2	—	—	—

Balance at September 30	$104	$376	$(185)	$59	$115	$202	$(91)	$62

As of September 30, 2013, the Company’s auction rate securities, which had a par value of $115 million, were variable-rate debt instruments with interest rates that reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are backed by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government. All of the auction rate securities that the Company holds are senior obligations under the applicable indentures authorizing the issuance of the securities.

As of September 30, 2013, United’s EETC securities, which were repurchased in open market transactions in 2007, have unrealized gains of $2 million. All changes in the fair value of these investments have been classified within accumulated other comprehensive income.

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

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

Fair Value of Debt by Fair Value Hierarchy Level

	September 30, 2013					December 31, 2012
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
UAL debt	$11,161	$12,036	$—	$7,428	$4,608	$12,252	$13,419	$—	$8,045	$5,374
United debt	11,008	11,651	—	7,043	4,608	11,850	12,460	—	7,086	5,374

Quantitative Information About Level 3 Fair Value Measurements (in millions)

Item	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	$104	Valuation Service / Broker Quotes	Broker quotes (a)	NA
EETC	$59	Discounted Cash Flows	Structure credit risk (b)	5% - 6%(6%)
Convertible debt derivative asset	$376	Binomial Lattice Model	Expected volatility (c) Own credit risk (d)	45% - 60%(47%) 5% - 6%(5%)
Convertible debt option liability	$(185)	Binomial Lattice Model	Expected volatility (c) Own credit risk (d)	45% - 60%(47%) 5% - 6%(5%)

(a)	Broker quotes obtained by a third-party valuation service.
(b)	Represents the credit risk premium of the EETC structure above the risk-free rate that the Company has determined market participants would use in pricing the instruments.
(c)	Represents the range in volatility estimates that the Company has determined market participants would use when pricing the instruments.
(d)	Represents the range of Company-specific risk adjustments that the Company has determined market participants would use as a model input.

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

The Company uses broker quotes obtained from a valuation service (in replacement of a discounted cash flows method) for valuing auction rate securities. This approach provides the best available information.

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

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term investments and Restricted cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, (c) internally-developed models of the expected future cash flows related to the securities, or (d) broker quotes obtained by third-party valuation services.

Fuel derivatives	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign currency derivatives	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

Convertible debt derivative asset and option liability	United used a binomial lattice model to value the conversion options and the supplemental derivative assets. Significant binomial model inputs that are not objectively determinable include volatility and the Company’s credit risk component of the discount rate.

NOTE 7—HEDGING ACTIVITIES

Aircraft Fuel Hedges. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements. As of September 30, 2013, the Company had hedged approximately 45%, 23% and 1% of its projected fuel requirements (428 million, 901 million and 25 million gallons, respectively) for the remainder of 2013, 2014 and 2015, respectively, with commonly used financial hedge instruments based on aircraft fuel or closely related commodities, such as heating oil, diesel fuel and crude oil. As of September 30, 2013, the Company had fuel hedges expiring through March 2015. The Company does not enter into derivative instruments for non-risk management purposes.

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

The following tables present information about the financial statement classification of the Company’s derivatives (in millions):

Classification	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as cash flow hedges
Assets:
Fuel contracts due within one year	Receivables	$23	$7

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$—	$2
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	1	—

Total liabilities		$1	$2

Derivatives not designated for hedge accounting
Assets:
Fuel contracts due within one year	Receivables	$29	$44
Fuel contracts with maturities greater than one year	Other assets: Other, net	2	—

Total assets		$31	$44

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$—	$2
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	1	1

Total liabilities		$1	$3

Total derivatives
Assets:
Fuel contracts due within one year	Receivables	$52	$51
Fuel contracts with maturities greater than one year	Other assets: Other, net	2	—

Total assets		$54	$51

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$—	$4
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	2	1

Total liabilities		$2	$5

The following tables present the impact of derivative instruments and their location within the Company’s unaudited statements of consolidated operations (in millions):

Derivatives designated as cash flow hedges

	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified from AOCI into Fuel Expense		Amount of Gain Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Fuel contracts	$44	$133	$14	$(38)	$1	$2

Derivatives designated as cash flow hedges

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Fuel contracts	$16	$(36)	$(4)	$(107)	$—	$(2)

Derivatives not designated for hedge accounting

Fuel contracts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amount of gain recognized in Nonoperating income (expense): Miscellaneous, net	$61	$10	$30	$10

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The following table presents information related to the Company’s derivative credit risk as of September 30, 2013 (in millions):

Net derivative asset with counterparties	$52
Collateral held by the Company (classified as an other current liability)	—
Potential loss related to the failure of the Company’s counterparties to perform	52

NOTE 8—COMMITMENTS AND CONTINGENCIES

Commitments. As of September 30, 2013, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737-900ER	69
Boeing 737 MAX 9	100
Boeing 787-8/-9/-10	58
Embraer EMB175	30

(a)	United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery from 2013 through 2025. In the remainder of 2013, United expects to take delivery of six Boeing 737-900ER aircraft and one Boeing 787-8 aircraft.

On October 23, 2013, UAL and United entered into a purchase agreement assignment, pursuant to which UAL assigned its interest under the purchase agreement for the 100 Boeing 737 MAX 9 aircraft to United.

The table below summarizes the capital commitments of UAL and United (including those assigned from UAL) as of September 30, 2013, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets:

(In billions)
Last three months of 2013	$0.8
2014	2.9
2015	2.7
2016	1.9
2017	1.5
After 2017	14.2

$24.0

Any incremental firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

United has arranged for EETC financing of 18 Boeing 737-900ER aircraft, five of which are scheduled to be delivered during the remainder of 2013. United also has arranged for EETC financing of one Boeing 787-8 aircraft and a bank debt financing commitment for one Boeing 737-900ER aircraft scheduled for delivery in the fourth quarter of 2013. In addition, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. However, the Company does not have backstop financing or any financing currently in place for its other firm aircraft orders. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all. See Note 9 of this report for additional information on aircraft financing.

Capacity Purchase Agreements and Operating Leases

In May 2013, United entered into a capacity purchase agreement with SkyWest Airlines, Inc. (“SkyWest”), a wholly-owned subsidiary of SkyWest, Inc., to operate 40 Embraer EMB175 aircraft under the United Express brand. SkyWest will purchase these 76-seat aircraft with deliveries in 2014 and 2015.

In April 2013, United agreed to purchase 30 Embraer EMB175 aircraft. In August 2013, United entered into a capacity purchase agreement with Mesa Air Group, Inc. and Mesa Airlines, Inc. (“Mesa”), a wholly-owned subsidiary of Mesa Air Group, Inc., for Mesa to operate these 30 Embraer EMB175 aircraft under the United Express brand.

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

(In millions)	Capacity Purchase Agreements	Aircraft Operating Leases
Last three months of 2013	$474	$306
2014	1,950	1,631
2015	1,773	1,399
2016	1,558	1,165
2017	1,476	1,066
After 2017	4,920	2,756

	$12,151	$8,323

Facility and Other Operating Leases

In April 2013, United signed a 20-year lease extension with the Port Authority of New York and New Jersey to continue its use of Terminal C1 and C2 at Newark Liberty International Airport (“Newark”). United also committed to invest an additional $150 million in facility upgrades at Newark to enhance the customer experience and efficiency of the operation.

The table below summarizes the Company’s scheduled future minimum lease payments under facility operating leases having initial or remaining noncancelable lease terms of more than one year as of September 30, 2013.

(In millions)	Facility and Other Operating Leases
Last three months of 2013	$297
2014	1,038
2015	900
2016	829
2017	782
After 2017	6,814

$10,660

Guarantees and Off-Balance Sheet Financing

Guarantees. United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.6 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with $262 million of these obligations are accounted for as capital leases. All these bonds are due between 2015 and 2038.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At September 30, 2013, the Company had $2.0 billion of floating rate debt and $296 million of fixed rate debt, with remaining terms of up to twelve years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to twelve years and an aggregate balance of $2.3 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Credit Facilities. On March 27, 2013, United and UAL entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) as the borrower and guarantor, respectively, that provides United with a $1.0 billion revolving credit facility. As of September 30, 2013, United had its entire capacity of $1.0 billion available under the revolving credit facility. See Note 9 of this report for more information.

Labor Negotiations. As of September 30, 2013, United had approximately 88,000 active employees, of whom approximately 80% were represented by various labor organizations. During third quarter 2013, the Company accepted an integrated seniority list for its pilots from the Air Line Pilots Association, International (“ALPA”). The Company also reached tentative agreements with respect to joint collective bargaining agreements with the International Association of Machinists (“IAM”) for the fleet service, passenger service and storekeeper work groups, subject to ratification by IAM members. The Company has offered an early out program for its fleet service, passenger service and storekeeper workgroups. The early out program accepted volunteers through October 18, 2013 and is subject to ratification of the tentative agreements with the IAM. The Company is not currently able to estimate the potential impact of the early out program. We are currently in the process of negotiating joint collective bargaining agreements with our technicians, flight attendants and dispatchers.

NOTE 9—DEBT

As of September 30, 2013, a substantial portion of our assets is pledged as collateral for our debt. These assets principally consist of aircraft, route authorities and loyalty program intangible assets. As of September 30, 2013, the Company was in compliance with its debt covenants.

Unsecured 6.375% Senior Notes. In May 2013, UAL issued $300 million aggregate principal amount of 6.375% Senior Notes due June 1, 2018. The notes are fully and unconditionally guaranteed and recorded by United on its balance sheet as debt. The indenture for the 6.375% Senior Notes includes covenants that restrict the ability of UAL and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, issue preferred stock, make investments, pay dividends or repurchase UAL’s common stock.

6% Convertible Senior Notes. During the three and nine months ended September 30, 2013, UAL issued approximately 6 million and 28 million shares, respectively, of UAL common stock pursuant to agreements that UAL entered into with certain of its securityholders in exchange for approximately $51 million and $240 million, respectively, in aggregate principal amount of UAL’s outstanding 6% convertible senior notes due 2029 held by such securityholders. As of September 30, 2013, the outstanding balance is approximately $104 million.

2013 Credit and Guaranty Agreement. On March 27, 2013, United and UAL entered into the Credit Agreement as the borrower and guarantor, respectively. The Credit Agreement consists of a $900 million term loan due April 1, 2019 and a $1.0 billion revolving credit facility available for drawing until April 1, 2018. As of September 30, 2013, United had its entire capacity of $1.0 billion available under the revolving credit facility. The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United.

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

The Credit Agreement includes covenants that, among other things, require the Company to maintain at least $3.0 billion of unrestricted liquidity and a minimum ratio of appraised value of collateral to the outstanding obligations under the Credit Agreement of 1.67 to 1.0, and restrict the Company’s ability to incur additional indebtedness, issue preferred stock, make investments, pay dividends or repurchase UAL’s common stock. The Credit Agreement contains events of default customary for this type of financing, including a cross default and cross acceleration provision to certain other material indebtedness of the Company.

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

EETCs. In August 2013, December 2012 and October 2012, United created separate EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depository in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets. United received the remaining proceeds from the 2012 EETC pass-through trusts in the third quarter of 2013 and United expects to receive all proceeds from the 2013 EETC pass-through trusts by the end of 2014. Certain details of the pass-through trusts, which were issued in 2013 or for which we received proceeds in 2013, are as follows (in millions, except interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of September 30, 2013	Proceeds received from issuance of debt in the nine months ended September 30, 2013	Remaining proceeds from issuance of debt to be received in future periods
August 2013	A	$720	August 2025	4.3%	$—	$—	$720
August 2013	B	209	August 2021	5.375%	—	—	209
December 2012	C	425	April 2018	6.125%	425	147	—
October 2012	A	712	October 2024	4.0%	712	465	—
October 2012	B	132	October 2020	5.5%	132	86	—

		$2,198			$1,269	$698	$929

The table below presents contractual principal payments at September 30, 2013 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

	UAL	United
Last three months of 2013	$222	$222
2014	962	962
2015	2,055	2,055
2016	1,032	1,032
2017	595	595
After 2017	6,460	6,356

	$11,326	$11,222

PBGC Notes. During the third quarter of 2013, UAL and United entered into a Second Supplemental Indenture (the “PBGC Second Supplemental Indenture”) to the Amended and Restated Indenture, dated as of January 11, 2013 (the “PBGC Indenture”), under which UAL’s 6% Notes due 2026, 6% Notes due 2028 and 8% Notes due 2024 are outstanding. Due to a request by the Pension Benefit Guaranty Corporation (the “PBGC”) pursuant to a contractual right of the PBGC, the PBGC Second Supplemental Indenture, among other things, amended and restated the covenants in the PBGC Indenture that restrict dividends and certain other payments by UAL and its restricted subsidiaries (as defined in the PBGC Indenture), restrict the incurrence of indebtedness by UAL and its restricted subsidiaries and provide for the designation of restricted and unrestricted subsidiaries of UAL so that these covenants would be substantially the same as the corresponding covenants in the indenture for the 6.375% Senior Notes due June 1, 2018.

NOTE 10—SPECIAL ITEMS

Special Charges. For the three and nine months ended September 30, special charges consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Labor agreement costs	$127	$454	$127	$454
Merger integration-related costs	50	60	165	331
Additional costs associated with the temporarily grounded Boeing 787 aircraft	—	—	18	—
Voluntary severance and benefits	—	—	14	125
(Gains) losses on sale of assets and other special items, net	34	—	31	(26)

Subtotal special charges	211	514	355	884
Income tax benefit	—	—	—	(2)

Total special charges, net of income taxes	$211	$514	$355	$882

Merger integration-related costs include compensation costs related to systems integration and training, branding activities, new uniforms, write-off or acceleration of depreciation on systems and facilities that are no longer used or planned to be used for significantly shorter periods, relocation for employees and severance primarily associated with administrative headcount reductions.

On September 26, 2013, the Company announced that it had reached tentative agreements with respect to joint collective bargaining agreements with the IAM for the fleet service, passenger service and storekeeper workgroups, subject to ratification by IAM members. The Company recorded a $127 million special charge as a result. This expense is associated with lump sum cash payments that would be made in conjunction with the ratification of the agreements. The lump sum payments were accrued in third quarter 2013 as a result of the payments becoming probable, primarily due to reaching the tentative agreement, and are not in lieu of future pay increases and thus did not meet the deferral criteria under Accounting Standards Codification Topic 710. If ratified, the Company currently expects to make the related lump sum cash payments by early 2014.

During the nine months ended September 30, 2013, the Company recorded $14 million associated with a voluntary program offered by United in which flight attendants took an unpaid 13-month leave of absence. The flight attendants continue to receive medical benefits and other company benefits while on leave under this program. Approximately 1,300 flight attendants opted to participate in the program. In addition, the Company recorded $18 million associated with the temporary grounding of its Boeing 787 aircraft. The charges are comprised of aircraft depreciation expense and dedicated personnel costs that the Company incurred while the aircraft were grounded. The aircraft returned to service in May 2013.

During the three months ended September 30, 2013, the Company adjusted its reserves for certain legal matters by $34 million due to recent potential adverse developments. Additionally, during the nine months ended September 30, 2013, the Company recorded a $5 million gain related to a contract termination and $2 million in losses on the sale of assets.

During the nine months ended September 30, 2012, the Company recorded $125 million of severance and benefits associated with three voluntary employee programs, respectively. During the first quarter of 2012, approximately 400 mechanics offered to retire early in exchange for a cash severance payment that was based on the number of years of service each employee had accumulated. The Company also offered a voluntary leave of absence program that approximately 1,800 flight attendants accepted, which allows for continued medical coverage during the leave of absence period. During the second quarter of 2012, as part of the recently amended collective bargaining agreement with the Association of Flight Attendants, the Company offered a voluntary program for flight attendants at United to retire early in exchange for a cash severance payment. The payments are dependent on the number of years of service each employee has accumulated. Approximately 1,300 flight attendants accepted this program and the Company estimated the amount for this voluntary program to be approximately $76 million.

On August 3, 2012, the Company announced it had reached an agreement in principle with respect to a new joint collective bargaining agreement with ALPA representing pilots at United and Continental Airlines. The Company recorded $454 million of expense in third quarter 2012 associated with lump sum cash payments that would be made in conjunction with the ratification of the contract and the completion of the integrated pilot seniority list. This charge also included costs associated with changes to existing pilot disability plans negotiated in connection with the agreement in principle. The lump sum payments are not in lieu of future pay increases and were accrued in third quarter 2012 as a result of the payments becoming probable, primarily due to reaching the agreement in principle. The agreement was ratified in December 2012.

In March 2013, the Company agreed to sell up to 30 Boeing 757-200 aircraft to FedEx Corporation beginning in April 2013. As of December 31, 2012, the Company operated 133 such aircraft. Given the planned sale of these 30 aircraft, the Company evaluated the entire fleet and determined that no impairment existed. In conjunction with that sale, the Company recorded accelerated depreciation of $31 million and $71 million on these aircraft during the three and nine months ended September 30, 2013, respectively, and this is classified as Operating expense: Depreciation and amortization in the statements of consolidated operations. The accelerated depreciation resulted from changes in the estimated useful lives and salvage values of the 30 aircraft as a result of the planned sale. These changes in estimate decreased net income by amounts disclosed above and reduced per share amounts by approximately $0.09 per UAL basic share ($0.08 per UAL diluted share) and $0.21 per UAL basic share ($0.18 per UAL diluted share) in the three and nine months ended September 30, 2013, respectively.

Accruals

The accrual for severance and medical costs was $29 million as of September 30, 2013, compared to $59 million as of September 30, 2012. In addition, the accrual balance of future lease payments on permanently grounded aircraft was $1 million as of September 30, 2013, compared to $6 million as of September 30, 2012.

The severance-related accrual as of September 30, 2013 is expected to be paid through 2015. Lease payments for grounded aircraft are expected to continue through 2013.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s AOCI, net of tax (in millions):

UAL	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives	Other	Total
Balance at June 30, 2013	$(562)	$(20)	$13	$(569)
Other comprehensive income (loss) before reclassifications	—	44	(5)	39
Actuarial gain due to curtailment and remeasurement	41	—	—	41
Amounts reclassified from accumulated other comprehensive income	10	(14)	—	(4)

Net current-period other comprehensive income (loss)	51	30	(5)	76

Balance at September 30, 2013	$(511)	$10	$8	$(493)

Balance at December 31, 2012	$(1,042)	$(10)	$6	$(1,046)
Other comprehensive income before reclassifications	—	16	2	18
Actuarial gain due to curtailment and remeasurement	483	—	—	483
Amounts reclassified from accumulated other comprehensive income	48	4	—	52

Net current-period other comprehensive income	531	20	2	553

Balance at September 30, 2013	$(511)	$10	$8	$(493)

UAL	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives	Other	Total
Balance at June 30, 2012	$(303)	$(199)	$3	$(499)
Other comprehensive income before reclassifications	—	133	5	138
Amounts reclassified from accumulated other comprehensive income	4	38	—	42

Net current-period other comprehensive income	4	171	5	180

Balance at September 30, 2012	$(299)	$(28)	$8	$(319)

Balance at December 31, 2011	$(312)	$(99)	$(6)	$(417)
Other comprehensive income (loss) before reclassifications	—	(36)	14	(22)
Amounts reclassified from accumulated other comprehensive income	13	107	—	120

Net current-period other comprehensive income	13	71	14	98

Balance at September 30, 2012	$(299)	$(28)	$8	$(319)

United	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives	Other	Income Tax Benefit (Expense)	Total
Balance at June 30, 2013	$(562)	$(20)	$13	$—	$(569)
Other comprehensive income (loss) before reclassifications	—	44	(5)	—	39
Actuarial gain due to curtailment and remeasurement	41	—	—	—	41
Amounts reclassified from accumulated other comprehensive income	10	(14)	—	—	(4)

Net current-period other comprehensive income (loss)	51	30	(5)	—	76

Balance at September 30, 2013	$(511)	$10	$8	$—	$(493)

Balance at December 31, 2012	$(1,042)	$(10)	$5	$(6)	$(1,053)
Other comprehensive income before reclassifications	—	16	3	—	19
Actuarial gain due to curtailment and remeasurement	483	—	—	—	483
Amounts reclassified from accumulated other comprehensive income	48	4	—	6	58

Net current-period other comprehensive income	531	20	3	6	560

Balance at September 30, 2013	$(511)	$10	$8	$—	$(493)

United	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost	Unrealized Gain (Loss) on Derivatives	Other	Income Tax Expense	Total
Balance at June 30, 2012	$(303)	$(199)	$1	$(6)	$(507)
Other comprehensive income before reclassifications	—	133	6	—	139
Amounts reclassified from accumulated other comprehensive income	4	38	—	—	42

Net current-period other comprehensive income	4	171	6	—	181

Balance at September 30, 2012	$(299)	$(28)	$7	$(6)	$(326)

Balance at December 31, 2011	$(312)	$(99)	$(8)	$(6)	$(425)
Other comprehensive income (loss) before reclassifications	—	(36)	15	—	(21)
Amounts reclassified from accumulated other comprehensive income	13	107	—	—	120

Net current-period other comprehensive income	13	71	15	—	99

Balance at September 30, 2012	$(299)	$(28)	$7	$(6)	$(326)

UAL Details about AOCI Components	Amount Reclassified from AOCI to Income						Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of (gains) losses into earnings (a)	$(14)	$38		$4	$107		Aircraft fuel
Amortization of pension and post-retirement items
Amortization of unrecognized loss and prior service cost (a)	$10	$4	(b)	$48	$13	(b)	Salaries and related costs

(a)	Income tax expense offset by Company’s valuation allowance.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs (see Note 5 of this report for additional details.)

United Details about AOCI Components	Amount Reclassified from AOCI to Income						Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of (gains) losses into earnings (a)	$(14)	$38		$4	$107		Aircraft fuel
Amortization of pension and post-retirement items
Amortization of unrecognized loss and prior service cost (a)	$10	$4	(b)	$48	$13	(b)	Salaries and related costs
Income tax expense on other comprehensive income	$—	$—		$6	$—		Income tax expense (benefit)

(a)	Income tax expense offset by Company’s valuation allowance.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs (see Note 5 of this report for additional details.)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 108 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. The Company operates an average of more than 5,300 flights a day to more than 360 airports across six continents.

Third Quarter Financial Highlights

•	Third quarter 2013 net income was $590 million, or $1.51 diluted earnings per share, excluding $211 million of special charges. Including special charges, third quarter 2013 net income was $379 million, or $0.98 diluted earnings per share.

•	Passenger revenue increased 1.6% to $8.9 billion during the third quarter of 2013 as compared to the third quarter of 2012.

•	Third quarter 2013 aircraft fuel cost decreased 4.2% year-over-year due mainly to a 2.2% decline in fuel prices.

•	Unrestricted liquidity was $6.7 billion, including $1.0 billion of undrawn commitments.

Third Quarter Operational Highlights

•	For the quarter ended September 30, 2013, United recorded a U.S. Department of Transportation on-time arrival rate of 79.0% and a system completion factor of 99.2%.

•	Consolidated traffic and capacity decreased 0.3% and 1.1%, respectively, during the third quarter of 2013 as compared to the third quarter of 2012. The Company’s load factor for the third quarter of 2013 was 85.9%.

•	The Company took delivery of six new Boeing 737-900ER aircraft and one Boeing 787-8 aircraft during the third quarter of 2013.

•	The Company accepted an integrated seniority list for its pilots from the Air Line Pilots Association, International. The Company also reached tentative agreements with respect to joint collective bargaining agreements with the International Association of Machinists (“IAM”) for the fleet service, passenger service and storekeeper work groups, subject to ratification by IAM members.

Outlook

In order to generate sustained profitability over the business cycle, the Company manages its capacity to balance with expected demand for travel. For the first nine months of 2013, consolidated capacity decreased 2.6% compared to the first nine months of 2012. The Company expects full-year 2013 consolidated capacity to decrease 1.2% to 1.4% year-over-year, with full-year 2013 domestic capacity to decrease 1.2% to 1.5% and full-year 2013 international capacity to decrease 1.1% to 1.4%. The Company expects full year 2013 cost per available seat mile (“CASM”) excluding profit sharing, third-party business expense, fuel and special charges to increase 6.0% to 6.5% year-over-year.

RESULTS OF OPERATIONS

The following discussion provides an analysis of results of operations and reasons for material changes therein for the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012.

Third Quarter 2013 Compared to Third Quarter 2012

The Company recorded net income of $379 million in the third quarter of 2013 as compared to net income of $6 million in the third quarter of 2012. Excluding special items, the Company had net income of $590 million in the third quarter of 2013 as compared to net income of $520 million in the third quarter of 2012. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to accounting principles generally accepted in the United States (“GAAP”) to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $508 million for the third quarter of 2013, as compared to $200 million for the third quarter of 2012. Significant components of our operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2013	2012	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$10,228	$9,909	$319	3.2
Operating expense	9,720	9,709	11	0.1

Operating income	508	200	308	NM
Nonoperating expense	(126)	(185)	(59)	(31.9)
Income tax expense	3	9	(6)	(66.7)

Net income	$379	$6	$373	NM

NM—Not meaningful

Certain consolidated statistical information for the Company’s operations for the three months ended September 30 are as follows:

	2013	2012	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	36,795	37,588	(793)	(2.1)
Revenue passenger miles (“RPMs”) (millions) (b)	55,863	56,021	(158)	(0.3)
Available seat miles (“ASMs”) (millions) (c)	65,040	65,734	(694)	(1.1)
Passenger load factor (d)	85.9%	85.2%	0.7 pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	13.71	13.35	0.36	2.7
Average yield per revenue passenger mile (cents) (e)	15.96	15.66	0.30	1.9
CASM (cents)	14.94	14.77	0.17	1.2
Average price per gallon of fuel, including fuel taxes	$3.12	$3.19	$(0.07)	(2.2)
Fuel gallons consumed (millions)	1,046	1,069	(23)	(2.2)
Average full-time equivalent employees	84,500	85,400	(900)	(1.1)

(a)	The number of revenue passengers measured by each flight segment flown.
(b)	The number of scheduled miles flown by revenue passengers.
(c)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(d)	Revenue passenger miles divided by available seat miles.
(e)	The average passenger revenue received for each revenue passenger mile flown.

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended September 30 (in millions, except for percentage changes):

	2013	2012	Increase (Decrease)	% Change
Passenger—Mainline	$7,025	$6,993	$32	0.5
Passenger—Regional	1,893	1,781	112	6.3

Total passenger revenue	8,918	8,774	144	1.6
Cargo	199	246	(47)	(19.1)
Other operating revenue	1,111	889	222	25.0

	$10,228	$9,909	$319	3.2

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as third quarter year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2012 (a):
Passenger revenue (in millions)	$13	$(160)	$175	$4	$32	$112	$144
Passenger revenue	0.4%	(11.0)%	11.0%	0.6%	0.5%	6.3%	1.6%
Average fare per passenger	5.8%	(7.7)%	5.7%	3.4%	4.4%	5.0%	3.8%
Yield	2.3%	(8.4)%	5.6%	1.2%	0.8%	6.1%	1.9%
PRASM	2.9%	(9.4)%	9.0%	0.5%	1.6%	7.1%	2.7%
Average stage length	2.8%	0.2%	0.4%	3.4%	3.0%	(1.3)%	1.5%
Passengers	(5.1)%	(3.6)%	5.0%	(2.7)%	(3.8)%	1.2%	(2.1)%
RPMs (traffic)	(1.8)%	(2.9)%	5.2%	(0.6)%	(0.3)%	0.2%	(0.3)%
ASMs (capacity)	(2.4)%	(1.7)%	1.9%	0.2%	(1.1)%	(0.8)%	(1.1)%
Passenger load factor (points)	0.5	(1.0)	2.7	(0.6)	0.6	0.8	0.7

(a)	See Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for the definition of these statistics.

Consolidated passenger revenue in the third quarter of 2013 increased 1.6% as compared to the year-ago period due to an increase in consolidated yield of 1.9% year-over-year, offset by a decline of 0.3% in traffic and a reduction in capacity of 1.1% year-over-year. Consolidated passenger revenue in the third quarter was impacted by factors including additional competitive capacity in China, resulting in lower Pacific yields, and a revenue management demand forecast which underestimated the amount of close-in booking demand resulting in a lower-than-expected yield mix.

Cargo revenue decreased $47 million, or 19.1%, in the third quarter of 2013 as compared to the year-ago period due to lower volumes and yield on freight in the Domestic and Atlantic regions offset in part by an increase in mail revenue for the period.

Other operating revenue in the third quarter of 2013 increased $222 million, or 25.0%, as compared to the year-ago period due primarily to the sale of aircraft fuel to a third party as well as an increase in MileagePlus and other ancillary revenue.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2013	2012	Increase (Decrease)	% Change
Aircraft fuel	$3,262	$3,406	$(144)	(4.2)
Salaries and related costs	2,209	2,038	171	8.4
Regional capacity purchase	621	628	(7)	(1.1)
Landing fees and other rent	540	504	36	7.1
Aircraft maintenance materials and outside repairs	472	469	3	0.6
Depreciation and amortization	435	379	56	14.8
Distribution expenses	377	356	21	5.9
Aircraft rent	231	245	(14)	(5.7)
Special charges	211	514	(303)	NM
Other operating expenses	1,362	1,170	192	16.4

	$9,720	$9,709	$11	0.1

Aircraft fuel expense decreased $144 million, or 4.2%, year-over-year due primarily to a 2.2% decrease in the average price per gallon of fuel and a 2.2% decrease in fuel consumption in the third quarter of 2013 compared to the year-ago period as a result of reduced capacity. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended September 30, 2013 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2013	2012	% Change	2013	2012	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$3,276	$3,368	(2.7)	$3.13	$3.15	(0.6)
Hedge gains (losses) reported in fuel expense	14	(38)	NM	0.01	(0.04)	NM

Fuel expense as reported	3,262	3,406	(4.2)	3.12	3.19	(2.2)
Cash-settled hedge gains (losses) not recorded in fuel expense (a)	2	(1)	NM	—	—	—

Fuel expense including all gains (losses) from cash-settled hedges (b)	$3,260	$3,407	(4.3)	$3.12	$3.19	(2.2)

Total fuel consumption (gallons)	1,046	1,069	(2.2)

(a)	Includes ineffectiveness gains (losses) on cash-settled settled hedges and gains (losses) on cash-settled hedges that were not designated for hedge accounting. These amounts are recorded in Nonoperating income (expense): Miscellaneous, net.
(b)	This figure does not include non-cash mark-to-market (“NCMTM”) gains, which the Company records in Nonoperating income (expense): Miscellaneous, net. NCMTM gains were $60 million and $13 million for the three months ended September 30, 2013 and 2012, respectively.

Salaries and related costs increased $171 million, or 8.4%, in the third quarter of 2013 as compared to the year-ago period primarily due to higher pay rates driven by new collective bargaining agreements offset by a 1.1% reduction in full-time employees year-over-year.

Depreciation and amortization increased $56 million, or 14.8%, in the third quarter of 2013 as compared to the year-ago period due to additions in owned property and equipment in the current year, specifically related to aircraft and improvements at airport facilities, as well as accelerated depreciation of $31 million on 30 Boeing 757-200 aircraft in the process of being sold to a third party.

Other operating expenses increased $192 million, or 16.4%, in the third quarter of 2013 as compared to the year-ago period primarily due to the cost of aircraft fuel sold to a third party and an increase in other personnel-related expenses.

Details of the Company’s special charges include the following for the three months ended September 30 (in millions):

	2013	2012
Labor agreement costs	$127	$454
Merger integration-related costs	50	60
Other special charges	34	—

Special charges	$211	$514

See Note 10 to the financial statements included in Part I, Item 1 of this report.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

	2013	2012	Increase (Decrease)	% Change
Interest expense	$(195)	$(202)	$(7)	(3.5)
Interest capitalized	12	9	3	33.3
Interest income	5	4	1	25.0
Miscellaneous, net	52	4	48	NM

Total	$(126)	$(185)	$(59)	(31.9)

Third quarter 2013 miscellaneous, net included gains of $61 million from derivatives not qualifying for hedge accounting as compared to gains of $10 million in the year-ago period.

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

First Nine Months 2013 Compared to First Nine Months 2012

UAL recorded net income of $431 million in the first nine months of 2013 as compared to net loss of $103 million in the first nine months of 2012. Excluding special items, UAL had net income of $786 million in the first nine months of 2013 as compared to net income of $779 million in the first nine months of 2012. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to GAAP to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $1 billion for the first nine months of 2013, as compared to $504 million for the first nine months of 2012. Significant components of our operating results for the first nine months of 2013 are as follows (in millions, except percentage changes):

	2013	2012	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$28,950	$28,450	$500	1.8
Operating expense	27,936	27,946	(10)	—

Operating income	1,014	504	510	NM
Nonoperating expense	(587)	(596)	(9)	(1.5)
Income tax expense (benefit)	(4)	11	(15)	NM

Net income (loss)	$431	$(103)	$534	NM

NM—Not meaningful

Certain consolidated statistical information for UAL’s operations for the nine months ended September 30 is as follows:

	2013	2012	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	105,102	107,186	(2,084)	(1.9)
RPMs (millions) (b)	155,988	157,619	(1,631)	(1.0)
ASMs (millions) (c)	185,663	190,694	(5,031)	(2.6)
Passenger load factor (d)	84.0%	82.7%	1.3 pts.	N/A
PRASM (cents)	13.54	13.14	0.40	3.0
Average yield per revenue passenger mile (cents) (e)	16.12	15.89	0.23	1.4
CASM (cents)	15.05	14.65	0.40	2.7
Average price per gallon of fuel, including fuel taxes	$3.14	$3.27	$(0.13)	(4.0)
Fuel gallons consumed (millions)	2,986	3,071	(85)	(2.8)
Average full-time equivalent employees	84,700	84,600	100	0.1

(a)	The number of revenue passengers measured by each flight segment flown.
(b)	The number of scheduled miles flown by revenue passengers.
(c)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(d)	Revenue passenger miles divided by available seat miles.
(e)	The average passenger revenue received for each revenue passenger mile flown.

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2013	2012	Increase (Decrease)	% Change
Passenger—Mainline	$19,792	$19,891	$(99)	(0.5)
Passenger—Regional	5,353	5,159	194	3.8

Total passenger revenue	25,145	25,050	95	0.4
Cargo	662	775	(113)	(14.6)
Other operating revenue	3,143	2,625	518	19.7

	$28,950	$28,450	$500	1.8

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2012 (a):
Passenger revenue (in millions)	$(150)	$(180)	$246	$(15)	$(99)	$194	$95
Passenger revenue	(1.5)%	(4.7)%	5.6%	(0.7)%	(0.5)%	3.8%	0.4%
Average fare per passenger	3.5%	(4.5)%	5.3%	0.2%	3.3%	2.2%	2.4%
Yield	1.0%	(4.4)%	6.0%	(1.9)%	0.8%	2.8%	1.4%
PRASM	2.0%	(2.7)%	8.9%	(1.0)%	2.3%	5.6%	3.0%
Average stage length	2.4%	0.2%	(0.7)%	3.5%	2.2%	(0.2)%	1.1%
Passengers	(4.8)%	(0.2)%	0.3%	(0.9)%	(3.6)%	1.5%	(1.9)%
RPMs (traffic)	(2.5)%	(0.3)%	(0.4)%	1.2%	(1.3)%	0.9%	(1.0)%
ASMs (capacity)	(3.5)%	(2.1)%	(2.9)%	0.2%	(2.8)%	(1.7)%	(2.6)%
Passenger load factor (points)	0.9	1.5	2.1	0.8	1.2	2.1	1.3

(a)	See Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for the definition of these statistics.

Consolidated passenger revenue in the first nine months of 2013 increased 0.4% as compared to the year-ago period primarily due to an increase in consolidated yield of 1.4%, offset in part by a reduction in traffic of 1.0% and a decline in capacity of 2.6% as compared to the year-ago period. Consolidated passenger revenue in the third quarter was impacted by factors including additional competitive capacity in China, resulting in lower Pacific yields, and a revenue management demand forecast which underestimated the amount of close-in booking demand resulting in a lower-than-expected yield mix.

Cargo revenue decreased $113 million, or 14.6%, in the first nine months of 2013 as compared to the year-ago period due to lower volumes and yield on freight in the Domestic and Atlantic regions offset in part by an increase in mail revenue for the period.

Other operating revenue increased $518 million, or 19.7%, in the first nine months of 2013 as compared to the year-ago period primarily due to the sale of aircraft fuel to a third party as well as an increase in MileagePlus and other ancillary revenue.

Operating Expenses

The table below includes data related to UAL’s operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2013	2012	Increase (Decrease)	% Change
Aircraft fuel	$9,380	$10,043	$(663)	(6.6)
Salaries and related costs	6,511	5,959	552	9.3
Regional capacity purchase	1,837	1,887	(50)	(2.6)
Landing fees and other rent	1,544	1,476	68	4.6
Aircraft maintenance materials and outside repairs	1,390	1,308	82	6.3
Depreciation and amortization	1,268	1,137	131	11.5
Distribution expenses	1,052	1,038	14	1.3
Aircraft rent	706	747	(41)	(5.5)
Special charges	355	884	(529)	NM
Other operating expenses	3,893	3,467	426	12.3

	$27,936	$27,946	$(10)	—

Aircraft fuel expense decreased $663 million, or 6.6%, year-over-year due to a 4.0% decrease in the average price per gallon of fuel and a 2.8% decrease in fuel consumption in the first nine months of 2013 compared to the year-ago period as a result of reduced capacity. The table below presents the significant changes in aircraft fuel cost per gallon in the nine months ended September 30, 2013 as compared to the year-ago period.

	(In millions)			Average price per gallon
	2013	2012	% Change	2013	2012	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$9,376	$9,936	(5.6)	$3.14	$3.24	(3.1)
Hedge losses reported in fuel expense	(4)	(107)	NM	—	(0.03)	NM

Fuel expense as reported	9,380	10,043	(6.6)	3.14	3.27	(4.0)
Cash-settled hedge gains (losses) not recorded in fuel expense (a)	18	(1)	NM	—	—	—

Fuel expense including all gains (losses) from cash-settled hedges (b)	$9,362	$10,044	(6.8)	$3.14	$3.27	(4.0)

Total fuel consumption (gallons)	2,986	3,071	(2.8)

(a)	Includes ineffectiveness gains (losses) on settled hedges and gains (losses) on settled hedges that were not designated for hedge accounting. These amounts are recorded in Nonoperating income (expense): Miscellaneous, net.
(b)	This figure does not include NCMTM gains, which the Company records in Nonoperating income (expense): Miscellaneous, net. NCMTM gains were $12 million and $9 million for the nine months ended September 30, 2013 and 2012, respectively.

Salaries and related costs increased $552 million, or 9.3%, in the first nine months of 2013 as compared to the year-ago period due to higher pay rates primarily driven by new collective bargaining agreements as well as increased pension plan costs.

Aircraft maintenance materials and outside repairs increased $82 million, or 6.3%, in the first nine months of 2013 as compared to the year-ago period primarily due to United’s reliability improvement initiatives which increased volumes of airframe checks, engine overhauls, line materials and aircraft modification projects.

Depreciation and amortization increased $131 million, or 11.5%, in the first nine months of 2013 as compared to the year-ago period due to additions in owned property and equipment in the current year, specifically related to aircraft and improvements at airport facilities, as well as accelerated depreciation of $71 million on 30 Boeing 757-200 aircraft in process of being sold to a third party.

Other operating expenses increased $426 million, or 12.3%, in the first nine months of 2013 as compared to the year-ago period due to the cost of aircraft fuel sold to a third party and an increase in other personnel-related expenses.

Details of UAL’s special charges include the following for the nine months ended September 30 (in millions):

	2013	2012
Merger integration-related costs	$165	$331
Labor agreement costs	127	454
Additional costs associated with the temporarily grounded Boeing 787 aircraft	18	—
Voluntary severance and benefits	14	125
(Gains) losses on sale of assets and other special items, net	31	(26)

Subtotal special charges	$355	$884

See Note 10 to the financial statements included in Part I, Item 1 of this report.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) for the nine months ended September 30 (in millions, except for percentage changes):

	2013	2012	Increase (Decrease)	% Change
Interest expense	$(590)	$(631)	$(41)	(6.5)
Interest capitalized	35	26	9	34.6
Interest income	16	16	—	—
Miscellaneous, net	(48)	(7)	41	NM

Total	$(587)	$(596)	$(9)	(1.5)

Interest expense decreased $41 million, or 6.5%, in the first nine months of 2013 compared to the year-ago period primarily due to a decrease in debt outstanding during the first nine months of 2013 as compared to debt outstanding during the year-ago period.

The first nine months of 2013 miscellaneous, net included gains of $30 million from derivatives not qualifying for hedge accounting as compared to gains of $10 million in the year-ago period.

United’s nonoperating expense also includes net gains of $51 million and $13 million for the nine months ended September 30, 2013 and 2012, respectively, associated with marking to market the fair value of derivative assets and liabilities related to agreements that provide for United’s convertible debt to be settled with UAL common stock. This net gain and related derivatives are reflected only in the United stand-alone financial statements as they are eliminated at the consolidated level. See Note 6 to the financial statements included in Part I, Item 1 of this report for additional information.

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

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of September 30, 2013, the Company had $5.7 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $6.5 billion at December 31, 2012. At September 30, 2013, the Company also had $412 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, estimated future workers’ compensation claims and credit card processing agreements. As of September 30, 2013, the Company had its entire commitment capacity of $1.0 billion under the Credit Agreement available for letters of credit or borrowings.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At September 30, 2013, the Company had approximately $12.1 billion of debt and capital lease obligations, including $1.1 billion that will become due in the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

The Company will continue to evaluate opportunities to repurchase its debt in open market transactions to reduce its indebtedness and the amount of interest paid on its indebtedness.

As of September 30, 2013, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737-900ER	69
Boeing 737 MAX 9	100
Boeing 787-8/-9/-10	58
Embraer EMB175	30

(a)	United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery from 2013 through 2025. In the remainder of 2013, United expects to take delivery of six Boeing 737-900ER aircraft and one Boeing 787-8 aircraft.

On October 23, 2013, UAL and United entered into a purchase agreement assignment, pursuant to which UAL assigned its interest under the purchase agreement for the 100 Boeing 737 MAX 9 aircraft to United.

United has arranged for EETC financing of 18 Boeing 737-900ER aircraft, five of which are scheduled to be delivered during the remainder of 2013. United also has arranged for EETC financing of one Boeing 787-8 aircraft and a bank debt financing commitment for one Boeing 737-900ER aircraft scheduled for delivery in the fourth quarter of 2013. In addition, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. However, the Company does not have backstop financing or any financing currently in place for its other firm aircraft orders. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing.

As of September 30, 2013, UAL and United (including those assigned from UAL) have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets of approximately $24.0 billion, of which approximately $0.8 billion, $2.9 billion, $2.7 billion, $1.9 billion, $1.5 billion and $14.2 billion are due in the last three months of 2013 and for the full year for 2014, 2015, 2016, 2017 and thereafter, respectively.

Any incremental firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

As of September 30, 2013, a substantial portion of the Company’s assets, principally aircraft, route authorities and certain other intangible assets, were pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

In May 2013, United entered into a capacity purchase agreement with SkyWest Airlines, Inc. (“SkyWest”), a wholly-owned subsidiary of SkyWest, Inc., to operate 40 Embraer EMB175 aircraft under the United Express brand. SkyWest will purchase these 76-seat aircraft with deliveries in 2014 and 2015.

In April 2013, United agreed to purchase 30 Embraer EMB175 aircraft. In August 2013, United entered into a capacity purchase agreement with Mesa Air Group, Inc. and Mesa Airlines, Inc. (“Mesa”), a wholly-owned subsidiary of Mesa Air Group, Inc., for Mesa to operate these 30 Embraer EMB175 aircraft under the United Express brand. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information.

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

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability or increase the cost of future financing for the Company.

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations for the nine months ended September 30, 2013 was $1.8 billion compared to $845 million in the same period in 2012. The increase is attributable to an increase in operating income and a change in certain other working capital items, including a decrease in receivables.

Investing Activities. Capital expenditures, including aircraft purchase deposits, were $1.4 billion and $1 billion in the nine months ended September 30, 2013 and 2012, respectively. Capital expenditures for the nine months ended September 30, 2013 were primarily attributable to the purchase of aircraft, facility and fleet-related costs and certain other information technology projects.

In addition to capital expenditures during the nine months ended September 30, 2013, we acquired 19 aircraft through the issuance of debt. See “Financing Activities” below for additional information.

The purchase of short-term investments of $22 million in the nine months ended September 30, 2013 was consistent with the year-ago period, which was also $22 million in the nine months ended September 30, 2012.

Financing Activities. During the nine months ended September 30, 2013, the Company made debt and capital lease payments of $2.1 billion.

During the three and nine months ended September 30, 2013, UAL issued approximately 6 million and 28 million shares, respectively, of UAL common stock pursuant to agreements that UAL entered into with certain of its securityholders in exchange for approximately $51 million and $240 million, respectively, in aggregate principal amount of UAL’s outstanding 6% convertible senior notes due 2029 held by such securityholders. The Company retired the 6% convertible senior notes acquired in the exchange.

In May 2013, UAL issued $300 million aggregate principal amount of 6.375% Senior Notes due June 1, 2018. The notes are fully and unconditionally guaranteed and recorded by United on its balance sheet as debt.

On March 27, 2013, United and UAL entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) as the borrower and guarantor, respectively. The Credit Agreement consists of a $900 million term loan due April 1, 2019 and a $1.0 billion revolving credit facility available for drawing until April 1, 2018. As of September 30, 2013, United had its entire capacity of $1.0 billion available under the revolving credit facility. The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United.

Borrowings under the Credit Agreement bear interest at a variable rate equal to the London Interbank Offered Rate, subject to a 1% floor, plus a margin of 3.0% per annum, or another rate based on certain market interest rates, plus a margin of 2.0% per annum. The principal amount of the term loan must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof, commencing on June 30, 2013, with any unpaid balance due on April 1, 2019. United may prepay all or a portion of the loan from time to time, at par plus accrued and unpaid interest. United pays a commitment fee equal to 0.75% per annum on the undrawn amount available under the revolving credit facility. Certain covenants in the Credit Agreement and in the Company’s indentures are summarized in Note 9 to the financial statements included in Part I, Item 1 of this report.

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

EETCs.

In August 2013, December 2012 and October 2012, United created separate EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depository in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets. United received the remaining proceeds from the 2012 EETC pass-through trusts in the third quarter of 2013 and United expects to receive all proceeds from the 2013 EETC pass-through trusts by the end of 2014. Certain details of the pass-through trusts, which were issued in 2013 or for which we received proceeds in 2013, are as follows (in millions, except interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of September 30, 2013	Proceeds received from issuance of debt in the nine months ended September 30, 2013	Remaining proceeds from issuance of debt to be received in future periods
August 2013	A	$720	August 2025	4.3%	$—	$—	$720
August 2013	B	209	August 2021	5.375%	—	—	209
December 2012	C	425	April 2018	6.125%	425	147	—
October 2012	A	712	October 2024	4.0%	712	465	—
October 2012	B	132	October 2020	5.5%	132	86	—

		$2,198			$1,269	$698	$929

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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The Company evaluates its financial performance utilizing various GAAP and non-GAAP financial measures, including net income/loss and net earnings/loss per share. The non-GAAP financial measures in this report are presented because they provide management and investors the ability to measure and monitor the Company’s performance on a consistent basis. The Company believes that adjusting for special charges is useful to investors because they are non-recurring items not indicative of the Company’s on-going performance. A reconciliation of net income (loss) and diluted earnings (loss) per share to the non-GAAP financial measure of net income and diluted earnings per share, excluding special charges, for the three and nine months ended September 30 is as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Income	Diluted Earnings per Share	Net Income	Diluted Earnings per Share	Net Income	Diluted Earnings per Share	Net Income (Loss)	Diluted Earnings (Loss) per Share
	2013	2013	2012	2012	2013	2013	2012	2012
Net income (loss) — GAAP	$379	$0.98	$6	$0.02	$431	$1.15	$(103)	$(0.31)
Special charges, net	211	0.53	514	1.33	355	0.91	882	2.37

Net income excluding special charges — non-GAAP	$590	$1.51	$520	$1.35	$786	$2.06	$779	$2.06

CRITICAL ACCOUNTING POLICIES

See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Annual Report for a discussion of the Company’s critical accounting policies. See Notes 1 and 5 to the financial statements included in Part I, Item 1 of this report for a discussion of potential changes in accounting for revenue for the Company’s loyalty program and for changes related to the Company’s pension plans, respectively.

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans, including optimizing its revenue; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aircraft fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aviation and other insurance; industry consolidation or changes in airline alliances; competitive pressures on pricing and on demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements and environmental regulations); labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; the possibility that expected merger synergies will not be realized or will not be realized within the expected time period; and other risks and uncertainties set forth under Item 1A., “Risk Factors” of the 2012 Annual Report and Part II, Item 1A., “Risk Factors” of this report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the U.S. Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Annual Report except as follows:

Aircraft Fuel. As of September 30, 2013, the Company had hedged approximately 45%, 23% and 1% of its projected fuel requirements (428 million, 901 million and 25 million gallons, respectively) for the remainder of 2013, 2014 and 2015, respectively, with commonly used financial hedge instruments based on aircraft fuel or closely related commodities, such as heating oil, diesel fuel and crude oil. As of September 30, 2013, the Company had fuel hedges expiring through March 2015.

At September 30, 2013, fuel derivatives were in a net asset position of $52 million. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of September 30, 2013, disclosure controls and procedures of each of UAL and United were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2013

During the three months ended September 30, 2013, there were no changes in UAL’s or United’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, their internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Part I, Item 3., “Legal Proceedings” of the 2012 Annual Report and the Company’s Form 10-Q for the quarter ended June 30, 2013 (the “Second Quarter 2013 Form 10-Q”) for a description of legal proceedings. The disclosure below includes updates to the legal proceedings disclosures included in the 2012 Annual Report, which are in addition to, and not in lieu of, those disclosures contained in the 2012 Annual Report and Second Quarter 2013 Form 10-Q.

Brazil Air Cargo Investigation

In April 2008, Brazilian antitrust authorities initiated an administrative proceeding in order to verify the existence of a cartel among certain airlines for the determination and implementation of a fuel surcharge, including United and its cargo manager. On January 4, 2010, the Economic Law Secretariat of Brazil issued an opinion recommending that civil penalties be assessed against all parties being investigated, including United, to the Administrative Counsel of Economic Defense (“CADE”), which is charged with making a determination on the matter. On August 30, 2011, the Brazil Federal Public Prosecutor issued a contrary opinion to CADE, recommending the dismissal of the proceedings against United and its cargo manager. On August 28, 2013, CADE’s commissioners, by unanimous vote, found that United and its cargo manager did not participate in the fuel surcharge cartel, dropping United and its cargo manager in a final determination of no liability.

ITEM 1A.	RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2012 Annual Report, Part II, Item 1A., “Risk Factors” of the Company’s Form 10-Q for the quarter ended March 31, 2013 (the “First Quarter 2013 Form 10-Q”) and the Second Quarter 2013 Form 10-Q for a detailed discussion of the risk factors affecting UAL and United. The disclosure below includes updates to certain risk factor disclosures included in the 2012 Annual Report, which are in addition to, and not in lieu of, those disclosures contained in the 2012 Annual Report, the First Quarter 2013 Form 10-Q and the Second Quarter 2013 Form 10-Q.

Union disputes, employee strikes or slowdowns, and other labor-related disruptions, as well as the integration of United’s workforces in connection with the October 1, 2010 merger (the “Merger”), present the potential for a delay in achieving expected Merger synergies, could adversely affect the Company’s operations, and could result in increased costs that impair its financial performance.

United is a highly unionized company. As of September 30, 2013, United and its subsidiaries had approximately 88,000 active employees, of whom approximately 80% were represented by various U.S. labor organizations.

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

During third quarter 2013, the Company accepted an integrated seniority list for its pilots from the Air Line Pilots Association, International. The Company also reached tentative agreements with respect to joint collective bargaining agreements with the International Association of Machinists (“IAM”) for the fleet service, passenger service and storekeeper work groups, subject to ratification by IAM members. We are currently in the process of negotiating joint collective bargaining agreements with our technicians, flight attendants and dispatchers.

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

Following the terrorist attacks on September 11, 2001, the Company’s insurance costs increased significantly and the availability of third-party war risk (terrorism) insurance decreased significantly. The Company has obtained third-party war risk (terrorism) insurance through a special program administered by the FAA (the “FAA”). The FAA’s statutory authority to provide war risk insurance to air carriers expires on January 15, 2014. An extension of such authority will require legislation by the U.S. Congress. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms. If the Company is unable to obtain adequate third-party war risk (terrorism) insurance, its business could be materially and adversely affected.

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

United Continental Holdings, Inc.
(Registrant)

Date: October 24, 2013	By:	/s/ John D. Rainey
John D. Rainey Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 24, 2013	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

United Airlines, Inc.
(Registrant)

Date: October 24, 2013	By:	/s/ John D. Rainey
John D. Rainey Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 24, 2013	By:	/s/ Chris Kenny
Chris Kenny Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

*4.1	UAL United	Second Supplemental Indenture, dated as of September 13, 2013, among United Continental Holdings, Inc., as Issuer, United Airlines, Inc., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to UAL’s Form 8-K filed on September 19, 2013, Commission file number 1-6033, and incorporated herein by reference)

^10.1	UAL United	Supplemental Agreement No. 61 to Purchase Agreement No. 1951, dated September 11, 2013, between The Boeing Company (“Boeing”) and United Airlines, Inc.

^10.2	UAL United	Supplemental Agreement No. 04 to Purchase Agreement Number PA-03784, dated September 11, 2013, between Boeing and United Airlines, Inc.

10.3	UAL United	Purchase Agreement Assignment, dated October 23, 2013, between United Continental Holdings, Inc. and United Airlines, Inc.

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment