Form 10-K
period 2013-12-31
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2014-02-20
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No
001-06033	United Continental Holdings, Inc. 233 South Wacker Drive Chicago, Illinois 60606 (872) 825-4000	Delaware	36-2675207
001-10323	United Airlines, Inc. 233 South Wacker Drive Chicago, Illinois 60606 (872) 825-4000	Delaware	74-2099724

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
United Continental Holdings, Inc.	Common Stock, $0.01 par value	New York Stock Exchange
United Airlines, Inc.	None	None

Securities registered pursuant to Section 12(g) of the Act:

United Continental Holdings, Inc.	None
United Airlines, Inc.	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

United Continental Holdings, Inc.	Yes ☒ No ☐
United Airlines, Inc.	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

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

United Continental Holdings, Inc.	☒
United Airlines, Inc.	☒

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

The aggregate market value of voting stock held by non-affiliates of United Continental Holdings, Inc. was $11,107,386,154 as of June 30, 2013. There is no market for United Airlines, Inc. common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 14, 2014.

United Continental Holdings, Inc.	371,556,314 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.)

This combined Form 10-K is separately filed by United Continental Holdings, Inc. and United Airlines, Inc.

OMISSION OF CERTAIN INFORMATION

United Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference for United Continental Holdings, Inc. from its definitive proxy statement for its 2014 Annual Meeting of Stockholders.

United Continental Holdings, Inc. and Subsidiary Companies

United Airlines, Inc. and Subsidiary Companies

Annual Report on Form 10-K

For the Year Ended December 31, 2013

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in Part I, Item 1A, Risk Factors and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by applicable law.

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

UAL was incorporated under the laws of the State of Delaware on December 30, 1968. Our world headquarters is located at 233 South Wacker Drive, Chicago, Illinois 60606 (telephone number (872) 825-4000).

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

On May 2, 2010, UAL Corporation, Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”) and JT Merger Sub Inc., a wholly-owned subsidiary of UAL Corporation, entered into an Agreement and Plan of Merger. On October 1, 2010, JT Merger Sub Inc. merged with and into Continental, with Continental surviving as a wholly-owned subsidiary of UAL Corporation (the “Merger”). Upon closing of the Merger, UAL Corporation became the parent company of both United Air Lines, Inc. and Continental and UAL Corporation’s name was changed to United Continental Holdings, Inc. On March 31, 2013, the Company merged United Air Lines, Inc. into Continental to form one legal entity, and Continental’s name was changed to United Airlines, Inc. The financial statements of United Air Lines, Inc. and Continental are now combined at their historical cost for all periods presented beginning on October 1, 2010, the date on which Continental became a wholly-owned subsidiary of UAL.

Operations

Network. The Company transports people and cargo through its mainline operations, which use jet aircraft with at least 118 seats, and its regional operations. See Part I, Item 2, Properties, for a description of the Company’s mainline and regional aircraft.

With key global air rights in the United States, Asia-Pacific, Europe, Middle East, Africa, and Latin America, UAL has the world’s most comprehensive global route network. UAL, through United and its regional carriers, operates an average of more than 5,300 flights a day to more than 360 airports across six continents from the Company’s hubs at Newark Liberty International Airport (“Newark Liberty”), Chicago O’Hare International Airport (“Chicago O’Hare”), Denver International Airport (“Denver”), George Bush Intercontinental Airport (“Houston Bush”), Hopkins International Airport (“Cleveland”), Los Angeles International Airport (“LAX”), A.B. Won Pat International Airport (“Guam”), San Francisco International Airport (“SFO”) and Washington Dulles International Airport (“Washington Dulles”). In February 2014, the Company announced that it would be reducing its flying from Cleveland in stages beginning in April 2014. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, 2014 Outlook of this report for additional information on Cleveland.

All of the Company’s domestic hubs are located in large business and population centers, contributing to a large amount of “origin and destination” traffic. The hub and spoke system allows us to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. The hub system also allows us to add service to a new destination from a large number of cities using only one or a limited number of aircraft. As discussed under Alliances below, United is a member of Star Alliance, the world’s largest airline network.

Regional. The Company has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express. These regional operations are an extension of the Company’s mainline network. This regional service complements our operations by carrying traffic that connects to our mainline service and allows flights to smaller cities that cannot be provided economically with mainline aircraft. Chautauqua Airlines, Republic Airlines, CommutAir Airlines, ExpressJet Airlines, GoJet Airlines, Mesa Airlines, Shuttle America, SkyWest Airlines (“SkyWest”) and Trans States Airlines (“Trans States”) are all regional carriers, which operate most of their capacity contracted to United under capacity purchase agreements (“CPAs”) with United. Under these CPAs, the Company pays the regional carriers contractually-agreed fees (carrier-controlled costs) for operating these flights plus a variable reimbursement (incentive payment for superior operational performance) based on agreed performance metrics. The fees for carrier-controlled costs are based on specific rates for various operating expenses of the regional carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed monthly amounts. Under these CPAs, the Company is responsible for all fuel costs incurred as well as landing fees, facilities rent and other costs, which are passed through by the regional carrier to the Company without any markup. In return, the regional carriers operate this capacity exclusively for United, on schedules determined by the Company. The Company also determines pricing and revenue management, assumes the inventory and distribution risk for the available seats, and permits mileage accrual and redemption for regional flights through its MileagePlus loyalty program.

While the regional carriers operating under CPAs comprise more than 95% of all regional flights, the Company also has prorate agreements with Hyannis Air Service, Inc. (“Cape Air”), Silver Airways (“Silver”), SkyWest and Trans States. Under these commercial flying agreements, the Company and its regional carriers agree to divide revenue collected from each passenger according to a formula, while both the Company and its regional carriers are individually responsible for their own costs of operations. Unlike CPAs, under a prorate agreement, the regional carrier retains the control and risk of scheduling, and in most cases, market selection, local seat pricing and inventory for its flights, although the Company and its regional carriers may coordinate schedules to maximize connections.

Financial information on the Company’s operating revenues by geographic regions, as reported to the U.S. Department of Transportation (the “DOT”), can be found in Note 18 to the financial statements included in Part II, Item 8 of this report.

Alliances. United has a number of strategic bilateral and multilateral alliances with other airlines, including marketing alliances and joint ventures, which enhance travel options for customers by providing greater time of day coverage to common destinations, additional mileage accrual and redemption opportunities, and expanded global network access. These marketing alliances typically include one or more of the following features: loyalty program reciprocity; codesharing of flight operations (whereby seats on one carrier’s selected flights can be marketed under the brand name of another carrier); coordination of reservations, ticketing, passenger check-in, baggage handling, airport lounge access and flight schedules, and other resource-sharing activities that include joint sales and marketing.

United is a member of Star Alliance, a global integrated airline network co-founded by United in 1997 and the largest and most comprehensive airline alliance in the world. As of January 1, 2014, Star Alliance carriers served 1,328 airports in 195 countries with over 21,900 daily flights. Current Star Alliance members, in addition to United, are Adria Airways, Aegean Airlines, Air Canada, Air China, Air New Zealand, All Nippon Airways (“ANA”), Asiana Airlines, Austrian Airlines, Avianca, Brussels Airlines, Copa Airlines, Croatia Airlines, EGYPTAIR, Ethiopian Airlines, EVA Air, LOT Polish Airlines, Lufthansa, SAS Scandinavian Airlines, Shenzhen Airlines, Singapore Airlines, South African Airways, SWISS, TAM Airlines (“TAM”), TAP Portugal, THAI Airways International, Turkish Airlines and US Airways. On December 9, 2013, US Airways and American Airlines closed their merger transaction and, as a result, we anticipate US Airways will exit Star Alliance on March 30, 2014. LATAM Airlines Group, the parent company of TAM following TAM’s merger with LAN Airlines, announced that TAM would exit Star Alliance at a future date, expected in early 2014. In addition, in late 2013, Star Alliance announced it would recommence integration activities with Air India following the cessation of such activities in July 2011. A joining date for Air India has yet to be determined.

United has a variety of bilateral commercial alliance agreements and obligations with Star Alliance members, addressing, among other things, reciprocal earning, redemption of frequent flyer miles and access to airport lounges and, with certain Star Alliance members, codesharing of flight operations. In addition to the alliance agreements with Star Alliance members, United currently maintains independent marketing alliance agreements with other air carriers currently unaffiliated with a global alliance, including Aeromar, Aer Lingus, Cape Air, Great Lakes Airlines, Silver, Hawaiian Airlines, Island Air, and Jet Airways. United also offers a train-to-plane alliance with Amtrak from Newark Liberty to select regional destinations.

United also participates in joint ventures, one with Air Canada and the Lufthansa Group (which includes Lufthansa and its affiliates Austrian Airlines, Brussels Airlines and SWISS) covering transatlantic routes, and another with ANA covering certain transpacific routes. These joint ventures enable the participating carriers to integrate the services they provide in the respective regions, capturing revenue synergies and delivering highly competitive flight schedules, fares and services. The European Commission conducted a standard review of the competitive effects of United’s transatlantic joint venture and closed its review in May 2013.

Loyalty Program. United’s MileagePlus program builds customer loyalty by offering awards and services to program participants. Members in this program earn mileage credit for flights on United, United Express, airlines in Star Alliance and certain other airlines that participate in the program. Members can also earn miles by purchasing the goods and services of our network of non-airline partners, such as credit card issuers, retail merchants, hotels and car rental companies. Members can redeem mileage credits for free (other than taxes and government imposed fees), discounted or upgraded travel and non-travel awards.

Under the Company’s Consolidated Amended and Restated Co-Branded Card Marketing Services Agreement (the “Co-Brand Agreement”) with Chase Bank USA, N.A. (“Chase”), loyalty program members accrue frequent flyer miles for making purchases using co-branded credit cards issued by Chase. The Co-Brand Agreement provides for joint marketing of the Company’s credit card program and provides Chase with other benefits such as permission to market to the Company’s customer database.

Five million and 4.7 million MileagePlus flight awards were used on United in 2013 and 2012, respectively. These awards represented 7.7% and 7.1% of United’s total revenue passenger miles in 2013 and 2012, respectively. Total miles redeemed for flights on United in 2013, including class-of-service upgrades, represented approximately 80% of the total miles redeemed.

In addition, excluding miles redeemed for flights on United, MileagePlus members redeemed miles for approximately two million other awards in 2013 as compared to 1.6 million in 2012. These awards include United Club memberships, car and hotel awards, merchandise and flights on other air carriers.

Fuel. Aircraft fuel has been the Company’s single largest operating expense for the last several years. The table below summarizes UAL’s aircraft fuel consumption and expense during the last three years.

Year	Gallons Consumed (in millions)	Fuel Expense (in millions)	Average Price Per Gallon	Percentage of Total Operating Expense (a)
2013	3,947	$12,345	$3.13	34%
2012	4,016	$13,138	$3.27	37%
2011	4,038	$12,375	$3.06	36%

(a) Calculation excludes special charges identified in Note 17 to the financial statements included in Part II, Item 8 of this report.

The availability and price of aircraft fuel significantly affect the Company’s operations, results of operations, financial position and liquidity. To provide adequate supplies of fuel, the Company routinely enters into short-term and long-term purchase contracts and has some ability to store fuel close to its major hub locations. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements. The Company generally uses commonly used financial hedge instruments based on aircraft fuel or closely related commodities including diesel fuel and crude oil.

Third-Party Business. United generates third-party business revenue that includes fuel sales, catering, ground handling, maintenance services and frequent flyer award non-air redemptions, and third-party business revenue is recorded in Other operating revenue. The Company has a contract to sell aircraft fuel to a third party that results in revenue and expense, which is unrelated to the operation of the airline. United also incurs third-party business expenses, such as maintenance, ground handling and catering services for third parties, fuel sales and non-air mileage redemptions, and those third-party business expenses are recorded in Other operating expenses.

Distribution Channels. The majority of the Company’s airline seat inventory continues to be distributed through the traditional channels of travel agencies and global distribution systems (“GDS”). The use of the Company’s direct sales website, united.com, the Company’s mobile applications and alternative distribution systems, provides the Company with an opportunity to de-commoditize its services, better control its content, make more targeted offerings, better retain its customers, enhance its brand and lower its ticket distribution costs. To encourage customer use of lower-cost channels and capitalize on these cost-saving opportunities, the Company will continue to expand the capabilities of its website and mobile applications and explore alternative distribution channels.

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

International Competition. Internationally, the Company competes not only with U.S. airlines, but also with foreign carriers. International competition has increased and may increase in the future as a result of airline mergers and acquisitions, joint ventures, alliances, restructurings, liberalization of aviation bilateral agreements and new or increased service by competitors. Competition on international routes is subject to varying degrees of governmental regulation. The Company’s ability to compete successfully with non-U.S. carriers on international routes depends in part on its ability to generate traffic to and from the entire United States via its integrated domestic route network and its ability to overcome business and operational challenges across its network worldwide. Foreign carriers currently are prohibited by U.S. law from carrying local passengers between two points in the United States and the Company experiences comparable restrictions in foreign countries except where “fifth freedom rights” have been negotiated between the U.S. government and other countries. In addition, in the absence of open skies and fifth freedom rights, U.S. carriers are constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements and restrictions imposed unilaterally by foreign governments. To compensate partially for these structural limitations, U.S. and foreign carriers have entered into alliances, joint ventures and marketing arrangements that enable these carriers to exchange traffic between each other’s flights and route networks. See Alliances, above, for further information.

Seasonality. The air travel business is subject to seasonal fluctuations. Historically, demand for air travel is higher in the second and third quarters, driving higher revenues, than in the first and fourth quarters, which are periods of lower travel demand.

Industry Regulation

Domestic Regulation

General. All carriers engaged in air transportation in the United States are subject to regulation by the DOT. Absent an exemption, no air carrier may provide air transportation of passengers or property without first being issued a DOT certificate of public convenience and necessity. The DOT also grants international route authority, approves international codeshare arrangements, and regulates methods of competition. The DOT regulates consumer protection and maintains jurisdiction over advertising, denied boarding compensation, tarmac delays, baggage liability and other areas, and may add additional expensive regulatory burdens in the future. The DOT’s series of rules to enhance airline passenger protections have required U.S. air carriers to adopt contingency plans and procedures for tarmac delays exceeding three hours for domestic flights and four hours for international flights and to charge the same baggage fee throughout a passenger’s entire itinerary (even if on multiple carriers).

Airlines are also regulated by the Federal Aviation Administration (the “FAA”), an agency within the DOT, primarily in the areas of flight safety, air carrier operations, and aircraft maintenance and airworthiness. The FAA issues air carrier operating certificates and aircraft airworthiness certificates, prescribes maintenance procedures, oversees airport operations, and regulates pilot and other employee training. The 2011 FAA final rule amending existing flight, duty and rest regulations applicable to U.S. air carriers under Part 117 of the Federal Aviation Regulations, which took effect on January 4, 2014, mandates extensive changes to the way the Company schedules crews and deploys aircraft. From time to time, the FAA issues directives that require air carriers to inspect or modify aircraft and other equipment, potentially causing the Company to incur substantial, unplanned expenses. The airline industry is also subject to numerous other federal laws and regulations. The U.S. Department of Homeland Security has jurisdiction over virtually every aspect of civil aviation security. Beginning in March 2014, the Occupation Safety and Health Administration (“OSHA”) will extend its regulatory programs for hazard communication, hearing conservation and blood borne pathogens to areas of cabin crewmember safety and health. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail by airlines. Labor relations in the airline industry are generally governed by the Railway Labor Act (“RLA”), a federal statute. The Company is also subject to investigation inquiries by the DOT, FAA, DOJ and other U.S. and international regulatory bodies.

Airport Access. Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by the Company are, or recently have been, subject to government regulation. Federally mandated domestic slot restrictions currently apply at Reagan National Airport in Washington D.C., John F. Kennedy International Airport (“JFK”), LaGuardia Airport (“LaGuardia”) and Newark Liberty. In addition, to address concerns about airport congestion, the FAA has designated certain airports, including Newark Liberty, JFK, and LaGuardia as “high density traffic airports” and has imposed operating restrictions at these three airports, which may include capacity reductions. Additional restrictions on airline routes and takeoff and landing slots at these and other airports may be proposed in the future that could affect the Company’s rights of ownership and transfer.

Legislation. The airline industry is subject to legislative activity that may have an impact on operations and costs. In addition to significant federal, state and local taxes and fees that the Company is currently subject to, proposed taxes and fees are currently pending that may increase the Company’s operating costs if imposed on the Company. Congress may pass legislation that could increase labor and operating costs. The Airline Safety and Federal Aviation Extension Act of 2010 and the FAA Modernization and Reform Act of 2012 have increased regulation and are likely to cause increased costs in the areas of airline safety, pilot training, and consumer protection. Climate change legislation is also likely to be a significant area of legislative and regulatory focus and could adversely impact the Company’s costs. See Environmental Regulation, below.

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

Legislation. Foreign countries are increasingly enacting passenger protection laws, rules and regulations that meet or exceed U.S. requirements. In cases where this activity exceeds U.S. requirements, additional burden and liability may be placed on the Company. The European Union (“EU”) requires compensation to passengers under many circumstances for canceled and delayed flights, in addition to denied boarding compensation. Similar regulations in other countries require passenger compensation and subject the Company to enforcement penalties in addition to changes in operating procedures.

Airport Access. Historically, access to foreign markets has been tightly controlled through bilateral agreements between the U.S. and each foreign country involved. These agreements regulate the markets served, the number of carriers allowed to serve each market and the frequency of carriers’ flights. Since the early 1990s, the U.S. has pursued a policy of “open skies” (meaning all U.S.-flag carriers have access to the destination), under which the U.S. government has negotiated a number of bilateral agreements allowing unrestricted access between U.S. and foreign markets. Currently, there are more than 100 open skies agreements in effect. However, many of the airports that the Company serves in Europe, Asia and Latin America maintain slot controls. A large number of these are restrictive due to congestion at these airports. London Heathrow International Airport, Frankfurt Rhein-Main Airport, Shanghai Pudong International Airport, Beijing Capital International Airport, Sao Paulo Guarulhos International Airport and Tokyo Haneda International Airport are among the most restrictive foreign airports due to capacity limitations. As an example, under the 2010 United States-Japan open skies agreement, only four slot pairs are available in Haneda to U.S. air carriers at this time, none of which is held by the Company.

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

Environmental Regulation

General. The airline industry is subject to increasingly stringent federal, state, local and international environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, aircraft noise, and the management of hazardous substances, oils and waste materials. Areas of either proposed regulations or implementation of new regulations include regulations surrounding climate change (discussed further below), State of California regulations regarding air emissions from ground support equipment, and a federal rule-making seeking to regulate airport fuel hydrant systems under the underground storage tank regulations.

Climate Change. There are certain laws and regulations relating to climate change that apply to the Company, including the European Union’s Emissions Trading Scheme (“EU ETS”), environmental taxes for certain international flights (including Germany’s departure ticket tax), greenhouse gas reporting requirements, and the State of California’s cap and trade regulations (that impact United’s San Francisco maintenance center). In addition, there are land-based planning laws that could apply to airport expansion projects, requiring a review of carbon emissions, and could affect airlines in certain circumstances.

The 2009 EU directive to include aviation carbon emissions from flights to and from the EU in the EU ETS has been the subject of significant international dispute among countries, including the United States. In response to the directive, the European Union Emissions Trading Scheme Prohibition Act of 2011 directed the DOT to seek an international solution regarding aviation carbon emissions through the International Civil Aviation Organization (“ICAO”), and if necessary, to prohibit U.S. airlines from participation in the EU ETS and hold the airlines harmless from the scheme. In April 2013, to give ICAO an opportunity to reach international agreement, the EU approved a one year stay such that the requirements of the EU ETS would apply only to intra-EU flights.

In October 2013, ICAO adopted a resolution establishing the path for development of a global market-based measure to regulate international aviation carbon emissions for final approval by ICAO in 2016. The cost to the Company of any such global measure is not known at this time. The same resolution requires that any individual country or region that regulates carbon emissions from international aviation seek agreement through multi-lateral negotiations. Also in October 2013, the EU proposed changes to the EU ETS, contrary to the ICAO resolution, that regulate a portion of carbon emissions from international flights arriving in or departing from an EU airport. The precise cost to the Company should these proposed changes to the EU ETS be finalized is difficult to calculate due to a number of variables including the undetermined methodology for calculating the portion of emissions to be regulated, the Company’s future carbon emissions, the price of carbon credits that the Company would purchase under the EU ETS, and whether the DOT would take action under the European Union Emissions Trading Scheme Prohibition Act of 2011. The Company is taking various actions to reduce its carbon emissions through fleet renewal, aircraft retrofits and actions that are establishing the foundation for the commercialization of aviation alternative fuels.

Other Environmental Matters. Some U.S. and foreign airports have established airport restrictions to limit noise, including restrictions on aircraft types and operating times. In some instances, these restrictions have caused curtailments in services or increased operating costs, and could limit our ability to expand our operations at the affected airports. The Company is engaged in a number of geographic locations where changes to existing noise policies are being considered.

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

Employees

As of December 31, 2013, UAL, including its subsidiaries, had approximately 87,000 employees. Approximately 80% of the Company’s employees were represented by various U.S. labor organizations as of December 31, 2013.

Collective bargaining agreements between the Company and its represented employee groups are negotiated under the RLA. Such agreements typically do not contain an expiration date and instead specify an amendable date, upon which the contract is considered “open for amendment.” The Company continues to integrate its remaining employee groups in connection with the Merger, such process being governed by a combination of the RLA, the McCaskill-Bond Amendment, and where applicable, the existing provisions of United’s collective bargaining agreements and union policies.

The following table reflects the Company’s represented employee groups, number of employees per represented group, union representation for each of United’s employee groups where applicable, amendable date for each employee group’s collective bargaining agreement and whether the group is engaged in negotiations for a joint collective bargaining agreement:

Employee Group	Number of Employees (a)	Union	Contract Open for Amendment	Common Union Representation Determined	Joint Negotiations in Progress (b)
Flight Attendants	21,121	Association of Flight Attendants	December 2014/ February 2016	X	X
Passenger Service	14,611	Int’l Association of Machinists and Aerospace Workers	January 2017	X

Fleet Service	12,970	Int’l Association of Machinists and Aerospace Workers	January 2017	X
Pilots	10,553	Air Line Pilots Association, International	February 2017	X

Technicians and Related	8,703	Int’l Brotherhood of Teamsters	December 2012/ June 2013	X	X
Storekeeper Employees	916	Int’l Association of Machinists and Aerospace Workers	January 2017	X

Dispatchers	322	Transport Workers Union/Professional Airline Flight Control Association	January 2014/ January 2010		X
Fleet Tech Instructors Food Service Employees Maintenance Instructors Security Officers Load Planners	328	Int’l Association of Machinists and Aerospace Workers	January 2010/ May 2014/ January 2017	X	X

Flight Simulator Technicians	93	Int’l Brotherhood of Teamsters	December 2012/ June 2013	X	X

(a) The table includes the Company’s U.S. based (and Guam) union represented employees only.

(b) The respective amendable dates for those joint negotiations in progress reflect the remaining United, Continental and/or Continental Micronesia, Inc. (“CMI”) stand-alone agreements.

The Company cannot predict the outcome of negotiations with its unionized employee groups, although significant increases in the pay and benefits resulting from new collective bargaining agreements would have an adverse financial impact on the Company. See Notes 15 and 17 to the financial statements included in Part II, Item 8 of this report for more information on labor negotiations and costs.

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

Aircraft fuel has been the Company’s single largest operating expense for the last several years. The availability and price of aircraft fuel significantly affect the Company’s operations, results of operations, financial position and liquidity. While the Company has been able to obtain adequate supplies of fuel under various supply contracts and has some ability to store fuel close to major hub locations to ensure supply continuity in the short term, the Company cannot predict the continued future availability or price of aircraft fuel.

Continued volatility in fuel prices may negatively impact the Company’s liquidity or financial position in the future. Aircraft fuel prices can fluctuate based on a multitude of factors including market expectations of supply and demand balance, inventory levels, geopolitical events, economic growth expectations, fiscal/monetary policies and financial investment flows. The Company may not be able to increase its fares or other fees if fuel prices rise in the future and any such fare or fee increases may not be sustainable in the highly competitive airline industry. In addition, any increases in fares or other fees may not sufficiently offset the full impact of such increases in fuel prices and may also reduce the general demand for air travel.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and regulations promulgated by the Commodity Futures Trading Commission (the “CFTC”) require centralized clearing for over-the-counter derivatives and record-keeping and reporting requirements that are applicable to the Company’s fuel hedge contracts. The UAL Board of Directors (“Board of Directors”) has approved the Company’s election of the CFTC’s end-user exception, which permits the Company as a non-financial end user of derivatives to hedge commercial risk and be exempt from the CFTC mandatory clearing requirements. However, several of the Company’s hedge counterparties are also subject to these requirements, which may raise the counterparties’ costs. Those increased costs may in turn be passed on to the Company, resulting in increased transaction costs to execute hedge contracts and lower credit thresholds to post collateral (margin).

See Note 10 to the financial statements included in Part II, Item 8 of this report for additional information on the Company’s hedging programs.

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

Stagnant or weakening global economic conditions either in the United States or in other geographic regions, and any future volatility in U.S. and global financial and credit markets may have a material adverse effect on the Company’s revenues, results of operations and liquidity. If such economic conditions were to disrupt capital markets in the future, the Company may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt and to satisfy future capital commitments.

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

Inadequate liquidity or a negative impact on the Company’s liquidity from factors beyond the Company’s control may have a material adverse effect on the Company’s financial position and business.

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

If the Company’s liquidity is constrained due to the various risk factors noted in this Item 1A or otherwise, the Company might not be able to timely pay its debts or comply with certain operating and financial covenants under its financing and credit card processing agreements or with other material provisions of its contractual obligations. These covenants require the Company or United, as applicable, to maintain minimum liquidity and/or minimum collateral coverage ratios, depending on the particular agreement. The Company’s ability to comply with these covenants may be affected by events beyond its control, including the overall industry revenue environment, the level of fuel costs and the appraised value of certain collateral.

If the Company does not timely pay its debts or comply with such covenants, a variety of adverse consequences could result. These potential adverse consequences include an increase of required reserves under credit card processing agreements, withholding of credit card sale proceeds by its credit card service providers, loss of undrawn lines of credit, occurrence of an event of default under the relevant agreement(s), acceleration of the maturity of debt and/or exercise of other remedies by its creditors and equipment lessors that could result in a material adverse effect on the Company’s financial position and results of operations. The Company cannot provide assurance that it would have sufficient liquidity to repay or refinance such debt if it were accelerated. In addition, an event of default or declaration of acceleration under certain of its financing agreements could result in an event of default under certain of the Company’s other financing agreements due to cross default and cross acceleration provisions.

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

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for further information regarding the Company’s liquidity.

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

United provides air transportation under certificates of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked these certificates, it could have a material adverse effect on the Company’s business. The DOT is also responsible for promulgating consumer protection and other regulations such as the rule against lengthy tarmac delays, that will impose significant compliance costs on the Company. The FAA regulates the safety of United’s operations. United operates pursuant to an air carrier operating certificate issued by the FAA. On January 4, 2014, the FAA’s new and more stringent pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations took effect, which will disrupt operations and increase costs. In August 2013, the FAA significantly increased the minimum qualifications for air carrier first officers. These new regulations impact the Company and its regional partner flying, as they have caused mainline airlines to hire regional pilots, while simultaneously significantly reducing the pool of new pilots from which regional carriers themselves can hire. Although this is an industry issue, it directly affects the Company and requires it to reduce regional partner flying, as several regional partners are beginning to have difficulty flying their schedules due to reduced new pilot availability. From time to time, the FAA also issues orders, airworthiness directives and other regulations relating to the maintenance and operation of aircraft that require material expenditures or operational restrictions by the Company. These FAA orders and directives could include the temporary grounding of an entire aircraft type if the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action. FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. These FAA directives or requirements could have a material adverse effect on the Company. Also, beginning in March 2014, OSHA’s regulatory programs for hazard communication, hearing conservation and blood borne pathogens in the areas of cabin crewmember safety and health is expected to expose the Company to increased regulatory requirements in the aircraft cabin, with associated increased costs and the possibility for operational impacts.

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

The airline industry is subject to extensive federal, state and local taxes and fees that increase the cost of the Company’s operations. In addition to taxes and fees that the Company is currently subject to, proposed taxes and fees are currently pending and if imposed, would increase the Company’s operating expenses. The Bipartisan Budget Act of 2013, signed into law on December 26, 2013, increases the September 11th security fee, effective July 1, 2014. The increase is expected to result in over $3 billion in additional taxation on the industry over the next decade and may result in higher fares and lower demand for air travel.

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

The ability of carriers to operate flights on international routes between airports in the United States and other countries may be subject to change. Applicable arrangements between the United States and foreign governments may be amended from time to time, government policies with respect to airport operations may be revised, and the availability of appropriate slots or facilities may change. The Company currently operates a number of flights on international routes under government arrangements, regulations or policies that designate the number of carriers permitted to operate on such routes, the capacity of the carriers providing services on such routes, the airports at which carriers may operate international flights, or the number of carriers allowed access to particular airports. Any further limitations, additions or modifications to such arrangements, regulations or policies could have a material adverse effect on the Company’s financial position and results of operations. Additionally, a change in law, regulation or policy for any of the Company’s international routes, such as open skies, could have a material adverse impact on the Company’s financial position and results of operations and could result in the impairment of material amounts of related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures and other alliance arrangements by and among other airlines could impair the value of the Company’s business and assets on the open skies routes. The Company’s plans to enter into or expand U.S. antitrust immunized alliances and joint ventures on various international routes are subject to receipt of approvals from applicable U.S. federal authorities and obtaining other applicable foreign government clearances or satisfying the necessary applicable regulatory requirements. There can be no assurance that such approvals and clearances will be granted or will continue in effect upon further regulatory review or that changes in regulatory requirements or standards can be satisfied.

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

The Company’s business and operations may also be impacted by a lack of funding and, in turn, sequestration procedures at the federal government level. In April 2013, for example, the FAA implemented furloughs of air traffic controllers through its capacity reduction plan, resulting in flight delays throughout the United States, including to the Company’s flights, until the U.S. Congress passed a bill suspending such furloughs. Although the U.S. Congress allocated resources under the Bipartisan Budget Act of 2013 that is expected to be in effect for the 2014 and 2015 fiscal years, the risk of future lack of funding and related sequestration obligations by the FAA, the Transportation Security Administration, the U.S. Customs and Border Protection or other federal agencies remains, potentially resulting in a material adverse impact on the Company.

See Part I, Item 1, Business - Industry Regulation, of this report for further information on government regulation impacting the Company.

The Company relies heavily on technology and automated systems to operate its business and any significant failure or disruption of the technology or these systems could materially harm its business.

The Company depends on automated systems and technology to operate its business, including computerized airline reservation systems, flight operations systems, revenue management systems, accounting systems, telecommunication systems and commercial websites, including www.united.com. United’s website and other automated systems must be able to accommodate a high volume of traffic, maintain secure information and deliver important flight and schedule information, as well as process critical financial transactions. These systems could suffer substantial or repeated disruptions due to various events, some of which are beyond the Company’s control, including natural disasters, power failures, terrorist attacks, equipment or software failures, computer viruses or cyber security attacks. Substantial or repeated systems failures or disruptions, including failures or disruptions related to the Company’s complex integration of systems, could reduce the attractiveness of the Company’s services versus those of its competitors, materially impair its ability to market its services and operate its flights, result in the unauthorized release of confidential or otherwise protected information, result in increased costs, lost revenue and the loss or compromise of important data, and may adversely affect the Company’s business, results of operations and financial condition.

The Company is subject to increasing legislative and regulatory and customer focus on privacy issues and data security.

The Company is subject to increasing legislative and regulatory and customer focus on privacy issues and data security. A number of our commercial partners, including credit card companies, have imposed data security standards that the Company must meet and these standards continue to evolve. The Company will continue its efforts to meet new and increasing privacy and security standards; however, it is possible that certain new standards may be difficult to meet and could increase the Company’s costs. Additionally, any compromise of the Company’s technology systems could result in the loss, disclosure, misappropriation of or access to customers’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information. Any significant data breach or the Company’s failure to comply with applicable U.S. and foreign privacy or data security regulations or security standards imposed by our commercial partners may adversely affect the Company’s reputation, business, results of operations and financial condition.

The Company’s business relies extensively on third-party service providers. Failure of these parties to perform as expected, or interruptions in the Company’s relationships with these providers or their provision of services to the Company, could have an adverse effect on the Company’s financial position and results of operations.

The Company has engaged an increasing number of third-party service providers to perform a large number of functions that are integral to its business, including regional operations, operation of customer service call centers, distribution and sale of airline seat inventory, provision of information technology infrastructure and services, provision of aircraft maintenance and repairs, provision of various utilities and performance of aircraft fueling operations, among other vital functions and services. The Company does not directly control these third-party service providers, although it does enter into agreements with many of them that define expected service performance. Any of these third-party service providers, however, may materially fail to meet their service performance commitments to the Company, may suffer disruptions to their systems that could impact their services, or the agreements with such providers may be terminated. For example, flight reservations booked by customers and/or travel agencies via third-party GDSs may be adversely affected by disruptions in the business relationships between the Company and GDS operators. Such disruptions, including a failure to agree upon acceptable contract terms when contracts expire or otherwise become subject to renegotiation, may cause the carriers’ flight information to be limited or unavailable for display, significantly increase fees for both the Company and GDS users, and impair the Company’s relationships with its customers and travel agencies. The failure of any of the Company’s third-party service providers to adequately perform their service obligations, or other interruptions of services, may reduce the Company’s revenues and increase its expenses or prevent the Company from operating its flights and providing other services to its customers. In addition, the Company’s business and financial performance could be materially harmed if its customers believe that its services are unreliable or unsatisfactory.

UAL’s obligations for funding United’s defined benefit pension plans are affected by factors beyond UAL’s control.

The Company maintains two primary defined benefit pension plans, one covering certain pilot employees and another covering certain U.S. non-pilot employees. The timing and amount of UAL’s funding requirements under these plans depend upon a number of factors, including labor negotiations with the applicable employee groups and changes to pension plan benefits as well as factors outside of UAL’s control, such as the number of applicable retiring employees, asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase UAL’s funding requirements, such as its liquidity requirements, could have a material adverse effect on UAL’s financial condition.

Union disputes, employee strikes or slowdowns, and other labor-related disruptions, as well as the integration of United’s workforces in connection with the October 1, 2010 Merger, could adversely affect the Company’s operations and could result in increased costs that impair its financial performance.

United is a highly unionized company. As of December 31, 2013, the Company and its subsidiaries had approximately 87,000 active employees, of whom approximately 80% were represented by various U.S. labor organizations.

The successful integration of United’s workforces in connection with the Merger and achievement of the anticipated benefits of the combined company depend in part on integrating employee groups and maintaining productive employee relations. In order to fully integrate the pre-Merger represented employee groups, the Company must negotiate a joint collective bargaining agreement covering each combined group. The process for integrating the labor groups is governed by a combination of the RLA, the McCaskill-Bond Amendment, and where applicable, the existing provisions of collective bargaining agreements and union policies. A delay in or failure to integrate employee groups presents the potential for increased operating costs and labor disputes that could adversely affect our operations.

The Company can provide no assurance that a successful or timely resolution of labor negotiations for all amendable collective bargaining agreements will be achieved. There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the Merger. There is also a possibility that employees or unions could engage in job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt the Company’s normal operations, in an attempt to pressure the Company in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and the Company can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined. In addition, achieving joint collective bargaining agreements with our represented employee groups is likely to increase our labor costs, which increase could be material.

See Notes 15 and 17 to the financial statements included in Part II, Item 8 of this report for more information on labor negotiations and costs.

The airline industry is highly competitive and susceptible to price discounting and changes in capacity, which could have a material adverse effect on the Company.

The U.S. airline industry is characterized by substantial price competition including from low-cost carriers. The significant market presence of low-cost carriers, which engage in substantial price discounting, has diminished the ability of large network carriers to achieve sustained profitability on domestic and international routes.

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

The airline industry may undergo further bankruptcy restructuring, industry consolidation or the creation or modification of alliances or joint ventures, any of which could have a material adverse effect on the Company.

The Company faces and may continue to face strong competition from other carriers due to bankruptcy restructuring, industry consolidation and the creation and modification of alliances and joint ventures. A number of carriers have filed for bankruptcy protection in recent years and other domestic and international carriers could restructure in bankruptcy or threaten to do so in the future to reduce their costs. Carriers operating under bankruptcy protection can operate in a manner that could be adverse to the Company and could emerge from bankruptcy as more vigorous competitors.

Both the U.S. and international airline industries have experienced consolidation through a number of mergers and acquisitions. On December 9, 2013, the same date American Airlines emerged from bankruptcy protection, US Airways and American Airlines closed their merger transaction and, as a result of the merger transaction, the Company anticipates US Airways will exit Star Alliance on March 30, 2014. The Company is also facing stronger competition from expanded airline alliances and joint ventures. Carriers may improve their competitive positions through airline alliances, slot swaps and/or joint ventures. Certain airline joint ventures further competition by allowing airlines to coordinate routes, pool revenues and costs, and enjoy other mutual benefits, achieving many of the benefits of consolidation. “Open skies” agreements, including the agreements between the United States and the European Union and between the United States and Japan, may also give rise to additional consolidation or better integration opportunities among international carriers.

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

Following the terrorist attacks on September 11, 2001, the Company’s insurance costs increased significantly and the availability of third-party war risk (terrorism) insurance decreased significantly. The Company has obtained third-party war risk (terrorism) insurance through a special program administered by the FAA. The FAA’s statutory authority to provide war risk insurance to air carriers expires on September 30, 2014. An extension of such authority will require legislation by the U.S. Congress. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms. If the Company is unable to obtain adequate third-party war risk (terrorism) insurance, its business could be materially and adversely affected.

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

The terrorist attacks on September 11, 2001 involving commercial aircraft severely and adversely impacted the Company’s financial condition and results of operations, as well as the prospects for the airline industry. Among the effects experienced from the September 11, 2001 terrorist attacks were substantial flight disruption costs caused by the FAA-imposed temporary grounding of the U.S. airline industry’s fleet, significantly increased security costs and associated passenger inconvenience, increased insurance costs, substantially higher ticket refunds and significantly decreased traffic and passenger revenue.

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

As of December 31, 2013, UAL reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $11 billion.

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

To reduce the risk of a potential adverse effect on the Company’s ability to use its NOL carryforwards for federal income tax purposes, UAL’s amended and restated certificate of incorporation contains a 5% ownership limitation. This limitation generally remained effective until February 1, 2014, or until such later date as may be approved by the Board of Directors in its sole discretion. The limitation prohibits (i) an acquisition by a single stockholder of shares that results in that stockholder owning 5% or more of UAL common stock and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL common stock, unless prior written approval is granted by the Board of Directors. On December 5, 2013, the Board of Directors approved an extension of the 5% ownership limitation through February 1, 2017.

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

The issuance of additional shares of UAL’s capital stock, including the issuance of common stock upon conversion of convertible notes and upon a noteholder’s exercise of its option to require UAL to repurchase convertible notes, would cause dilution to the interests of its existing stockholders.

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

The Company is also authorized to issue, without stockholder approval, other securities convertible into either preferred stock or, in certain circumstances, common stock. As of December 31, 2013, UAL had approximately $750 million of convertible debt outstanding. Holders of these securities may convert them into shares of UAL common stock according to their terms. In addition, certain of UAL’s notes include noteholder early redemption options. If a noteholder exercises such option, UAL may elect to pay the repurchase price in cash, shares of its common stock or a combination thereof. See Note 11 to the financial statements included in Part II, Item 8 of this report for additional information related to these convertible notes. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of its existing stockholders. In addition, if UAL elects to pay the repurchase price in cash, its liquidity could be adversely affected.

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

Fleet

Including aircraft operating by United’s regional carriers, United operated 1,265 aircraft as of December 31, 2013. UAL’s combined fleet as of December 31, 2013 is presented in the table below:

Aircraft Type	Total	Owned	Leased	Seats in Standard Configuration	Average Age (In Years)
Mainline:
747-400	23	15	8	374	18.4
777-200ER	55	38	17	267-269	13.8
777-200	19	18	1	266-348	16.9
787-8	8	8	—	219	0.9
767-400ER	16	14	2	242	12.3
767-300ER	35	19	16	183-214	18.5
757-300	21	9	12	213	11.3
757-200	110	49	61	142-182	19.9
737-900ER	76	76	—	167	2.8
737-900	12	8	4	167	12.3
737-800	130	57	73	152-160	10.9
737-700	36	12	24	118-124	15.0
A320-200	97	51	46	138-150	15.5
A319-100	55	41	14	120-128	14.0

Total mainline	693	415	278		13.5

Aircraft Type	Total	Owned	Leased	Capacity Purchase	Seats in Standard Configuration
Regional:
Q400	28	—	—	28	71
E-170	38	—	—	38	70
CRJ700	115	—	—	115	66-70	(a)
CRJ200	75	—	—	75	50
ERJ-145 (XR/LR/ER)	277	16	223	38	50
Q300	5	—	—	5	50
ERJ-135	9	—	9	—	37
Q200	16	—	—	16	37
EMB 120	9	—	—	9	30

Total regional	572	16	232	324

Total	1,265	431	510	324

(a) In August 2013, the Company modified the seats in standard configuration for the CRJ700 to have 70 seats. The Company will complete this process in the first half 2014.

In addition to the aircraft operating in scheduled service presented in the tables above, United owns or leases the following aircraft listed below as of December 31, 2013:

•	One owned Boeing 747-400 operating in charter service;
•	Two owned Boeing 767-200s that are in process of being sold in 2014 and one leased Boeing 767-200 which is being subleased to another airline;
•

Two owned and five leased Boeing 757-200s, including two owned aircraft which have been sold, one leased aircraft which has been returned to the lessor subsequent to December 31, 2013, and four leased aircraft in storage;

•	Three Airbus A330s, which are subleased to another airline; and
•	21 leased ERJ-135s in storage.

Firm Order and Option Aircraft

As of December 31, 2013, United had firm commitments to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737-900ER	63
Boeing 737 MAX 9	100
Boeing 787-8/-9/-10	57
Embraer EMB175	30

(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery from 2014 through 2025. In 2014, United expects to take delivery of 30 Boeing 737-900ER aircraft, four Boeing 787-8 aircraft and two Boeing 787-9 aircraft. See Notes 11 and 15 to the financial statements included in Part II, Item 8 of this report for additional information.

Facilities

United’s principal facilities relate to leases of airport facilities, gates, hangar sites, terminal buildings and other facilities in most of the municipalities it serves with its most significant leases at airport hub locations. United has major terminal facility leases at SFO, Washington Dulles, Chicago O’Hare, LAX, Denver, Newark Liberty, Houston Bush, Cleveland and Guam with expiration dates ranging from 2014 to 2041. United expects to enter into a new lease, upon the expiration of the current lease, at Washington Dulles in 2014. Substantially all of these facilities are leased on a net-rental basis, resulting in the Company’s responsibility for maintenance, insurance and other facility-related expenses and services.

United also maintains administrative offices, terminal, catering, cargo and other airport facilities, training facilities, maintenance facilities and other facilities to support operations in the cities served. United also has multiple leases, which expire from 2022 through 2028 and include approximately 1,100,000 square feet of office space for its corporate headquarters and operations center in downtown Chicago, and certain administrative offices in downtown Houston.

ITEM 3.	LEGAL PROCEEDINGS.

Antitrust Litigation Related to the Merger Transaction

On June 29, 2010, forty-nine purported purchasers of airline tickets filed an antitrust lawsuit in the U.S. District Court for the Northern District of California against Continental, United and UAL Corporation in connection with the Merger. The plaintiffs alleged that the Merger may substantially lessen competition or tend to create a monopoly in the transportation of airline passengers in the United States and the transportation of airline passengers to and from the United States on international flights, in violation of Section 7 of the Clayton Act. On August 9, 2010, the plaintiffs filed a motion for preliminary injunction pursuant to Section 16 of the Clayton Act, seeking to enjoin the Merger. On September 27, 2010, the court denied the plaintiffs’ motion for a preliminary injunction, which allowed the Merger to close. After the closing of the Merger, the plaintiffs appealed the court’s ruling to the United States Court of Appeals for the Ninth Circuit and moved for a “hold separate” order pending the appeal, which was denied. The Ninth Circuit affirmed the District Court’s denial of the preliminary injunction on May 23, 2011 and, on July 8, 2011, denied the plaintiffs’ motions for rehearing and for rehearing en banc. The U.S. Supreme Court thereafter denied certiorari. On October 24, 2011, the District Court allowed the plaintiffs to amend their complaint in order to, among other things, add a claim for damages. The Company filed a motion to dismiss the complaint with prejudice which the District Court granted on December 29, 2011. On January 16, 2014, the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s dismissal of the complaint and on January 30, 2014, the plaintiffs filed a petition for rehearing. The Company has determined that no reserve for potential liability is required and will continue to defend itself against the claim.

Environmental Proceedings

In 2001, the California Regional Water Quality Control Board (“CRWQCB”) mandated a field study of the area surrounding Continental’s aircraft maintenance hangar in Los Angeles. The study was completed in September 2001 and identified aircraft fuel and solvent contamination on and adjacent to this site. In April 2005, Continental began environmental remediation of aircraft fuel contamination surrounding its aircraft maintenance hangar pursuant to a workplan submitted to and approved by the CRWQCB and its landlord, the Los Angeles World Airports. The Company could be responsible for environmental remediation costs primarily related to solvent contamination on and near this site. The Company accrued a reserve in an amount expected by the Company to cover environmental remediation costs for this site.

On January 13, 2014, United received an offer of settlement from the Bay Area Air Quality Management District for three Notices of Violation (“NOVs”) issued in 2012 and 2013 to United’s San Francisco maintenance center (the “Maintenance Center”). The NOVs relate to the frequency of filter replacement for painting booths and associated recordkeeping at the Maintenance Center. Under the NOVs, the Company could be responsible for paying a civil penalty. The Company is evaluating the accrual of a reserve for any settlement of the NOVs.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

UAL’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “UAL.” The following table sets forth the ranges of high and low sales prices per share of UAL common stock during the last two fiscal years, as reported by the NYSE:

	UAL
	2013		2012
	High	Low	High	Low
1st quarter	$32.95	$23.62	$25.84	$17.25
2nd quarter	35.27	27.90	25.50	20.55
3rd quarter	36.74	27.32	24.95	17.45
4th quarter	40.19	29.11	24.23	18.85

Based on reports by the Company’s transfer agent for UAL common stock, as of February 14, 2014, there were approximately 11,400 record holders of UAL common stock and approximately 26,800 holders of UAL common stock comprised of UAL’s record holders and bankruptcy distribution holders under UAL Corporation’s Chapter 11 plan of reorganization.

UAL and United did not pay any dividends in 2013 or 2012. Under the provisions of the Company’s Credit and Guaranty Agreement, dated as of March 27, 2013 (the “Credit Agreement”), and the terms of certain indentures to which UAL or United (or both of them) is a party, UAL’s ability to pay dividends on or repurchase UAL’s common stock is restricted. Any future determination regarding dividend or distribution payments will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law.

The following graph shows the cumulative total shareholder return for UAL’s common stock during the period from December 31, 2008 to December 31, 2013. The graph also shows the cumulative returns of the Standard and Poor’s (“S&P”) 500 Index and the NYSE Arca Airline Index (“AAI”) of 13 investor-owned airlines. The comparison assumes $100 was invested on December 31, 2008 in UAL common stock.

Note: The stock price performance shown in the graph above should not be considered indicative of potential future stock price performance.

The following table presents repurchases of UAL common stock made in the fourth quarter of 2013:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
10/01/13-10/31/13	—	$—	—	(b)
11/01/13-11/30/13	1,720	35.35	—	(b)
12/01/13-12/31/13	—	—	—	(b)

Total	1,720

(a) Shares exchanged by employees and directors in order to exercise stock options.

(b) The United Continental Holdings, Inc. 2008 Incentive Compensation Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units. However, this plan does not specify a maximum number of shares that may be repurchased.

ITEM 6.	SELECTED FINANCIAL DATA.

The Company’s consolidated financial statements and statistical data are provided in the tables below.

UAL Statement of Consolidated Operations Data (a)

(In millions, except per share amounts)	Year Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data:
Operating revenue	$38,279	$37,152	$37,110	$23,325	$16,335
Operating expense	37,030	37,113	35,288	22,349	16,496
Operating income (loss)	1,249	39	1,822	976	(161)

Net income (loss)	571	(723)	840	253	(651)
Net income (loss) excluding special items (b)	1,084	589	1,323	942	(1,128)
Basic earnings (loss) per share	1.64	(2.18)	2.54	1.22	(4.32)
Diluted earnings (loss) per share	1.53	(2.18)	2.26	1.08	(4.32)

Balance Sheet Data at December 31:
Unrestricted cash, cash equivalents and short-term investments	$5,121	$6,543	$7,762	$8,680	$3,042
Total assets	36,812	37,628	37,988	39,598	18,684
Debt and capital lease obligations	12,409	13,166	12,735	15,133	8,543

(a) UAL financial results include the operations of Continental and its subsidiaries for the period subsequent to the Merger on October 1, 2010.

(b) See “Reconciliation of GAAP to non-GAAP Financial Measures” in this Item 6 for further details related to items that significantly impacted UAL’s results.

UAL Selected Operating Data (h)

Presented below is the Company’s operating data for the years ended December 31.

	Year Ended December 31,

Mainline	2013	2012	2011	2010	2009
Passengers (thousands) (a)	91,329	93,595	96,360	65,365	56,082
Revenue passenger miles (“RPMs”) (millions) (b)	178,578	179,416	181,763	122,182	100,475
Available seat miles (“ASMs”) (millions) (c)	213,007	216,330	219,437	145,738	122,737
Cargo ton miles (millions)	2,213	2,460	2,646	2,176	1,603
Passenger load factor (d)	83.8%	82.9%	82.8%	83.8%	81.9%
Passenger revenue per available seat mile (“PRASM”) (cents)	12.20	11.93	11.84	10.99	9.22
Total revenue per available seat mile (cents)	14.51	13.92	13.77	12.91	10.81
Average yield per revenue passenger mile (“Yield”) (cents) (e)	14.56	14.38	14.29	13.11	11.26
Cost per available seat mile (“CASM”) (cents)	14.31	14.12	13.15	12.51	11.05
Average price per gallon of fuel, including fuel taxes	$3.12	$3.27	$3.01	$2.27	$1.75
Fuel gallons consumed (millions)	3,204	3,275	3,303	2,280	1,942
Average stage length (miles) (f)	1,934	1,895	1,844	1,789	1,701
Average daily utilization of each aircraft (hours) (g)	10:28	10:38	10:42	10:47	10:47

Regional
Passengers (thousands) (a)	47,880	46,846	45,439	32,764	25,344
RPMs (millions) (b)	26,589	26,069	25,768	18,675	13,770
ASMs (millions) (c)	32,347	32,530	33,091	23,827	17,979
Passenger load factor (d)	82.2%	80.1%	77.9%	78.4%	76.6%

Consolidated
Passengers (thousands) (a)	139,209	140,441	141,799	98,129	81,426
RPMs (millions) (b)	205,167	205,485	207,531	140,857	114,245
ASMs (millions) (c)	245,354	248,860	252,528	169,565	140,716
Passenger load factor (d)	83.6%	82.6%	82.2%	83.1%	81.2%
PRASM (cents)	13.50	13.09	12.87	11.93	10.09
Yield (cents) (e)	16.14	15.86	15.67	14.37	12.43
CASM (cents)	15.09	14.91	13.97	13.18	11.72
Average price per gallon of fuel, including fuel taxes	$3.13	$3.27	$3.06	$2.39	$1.80
Fuel gallons consumed (millions)	3,947	4,016	4,038	2,798	2,338

(a) The number of revenue passengers measured by each flight segment flown.

(b) The number of scheduled miles flown by revenue passengers.

(c) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

(d) RPM divided by ASM.

(e) The average passenger revenue received for each revenue passenger mile flown.

(f) Average stage length equals the average distance a flight travels weighted for size of aircraft.

(g) The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

(h) UAL data includes the results of Continental for periods subsequent to the Merger on October 1, 2010.

Reconciliation of GAAP to non-GAAP Financial Measures

The Company evaluates its financial performance utilizing various accounting principles generally accepted in the United States of America (“GAAP”) and non-GAAP financial measures including net income/loss excluding special charges, net earnings/loss per share excluding special charges and cost per available seat mile (“CASM”), among others. CASM is a common metric used in the airline industry to measure an airline’s cost structure and efficiency. The Company believes that excluding fuel costs from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence. Fuel hedge mark-to-market (“MTM”) gains (losses) are excluded as the Company did not apply cash flow hedge accounting for certain of the periods presented, and these adjustments may provide a better comparison to the Company’s peers, most of which either apply cash flow hedge accounting or exclude cash MTM gains or losses in certain disclosures of fuel expense. The Company believes that adjusting for special items is useful to investors because the special items are non-recurring items not indicative of the Company’s ongoing performance. The Company also believes that excluding third-party business expenses, such as maintenance, ground handling and catering services for third parties, fuel sales and non-air mileage redemptions, provides more meaningful disclosure because these expenses are not directly related to the Company’s core business. Pursuant to SEC Regulation G, the Company has included the following reconciliation of reported non-GAAP financial measures to comparable financial measures reported on a GAAP basis (in millions, except CASM amounts). For further information related to special items, see Note 17 to the financial statements included in Part II, Item 8 of this report.

	Year ended December 31,
	2013	2012	2011	2010	2009
Net income (loss) excluding special items:
Net income (loss)	$571	$(723)	$840	$253	$(651)
Total special items - income (expense) (see detail below)	(513)	(1,312)	(483)	(689)	477

Net income (loss) excluding special items	$1,084	$589	$1,323	$942	$(1,128)

Special items - income (expense) (millions)
Special revenue item	$—	$—	$107	$—	$—

Merger and integration-related costs	(205)	(739)	(517)	(564)	—
Labor agreement costs	(127)	(475)	—	—	—
Severance and benefits	(105)	(125)	—	—	—
Other asset impairments	(32)	—	—	(136)	(93)
Additional costs associated with the temporarily grounded Boeing 787 aircraft	(18)	—	—	—	—
Other intangible impairments	(1)	(30)	(4)	(29)	(150)
Termination of maintenance service contract	—	—	(58)	—	—
Goodwill impairment credit	—	—	—	64	—
Municipal bond litigation	—	—	—	—	(27)
Other	(32)	46	(13)	(4)	(104)

Special operating expense	(520)	(1,323)	(592)	(669)	(374)

Other operating expense items	—	—	—	—	(35)
Operating non-cash MTM gain (loss)	—	—	—	(32)	586
Nonoperating non-cash MTM gain (a)	—	—	—	—	279

Other expense items	—	—	—	(32)	830
Income tax benefit	7	11	2	12	21

Total special items (b)	$(513)	$(1,312)	$(483)	$(689)	$477

	Year ended December 31,
	2013	2012	2011	2010
Mainline CASM
Operating expense	$30,483	$30,539	$28,850	$18,228
Special charges	(520)	(1,323)	(592)	(669)
Third-party business expenses	(694)	(298)	(235)	(218)
Aircraft fuel and related taxes	(9,990)	(10,713)	(9,936)	(5,387)
Profit sharing	(190)	(119)	(265)	(166)

Operating expense excluding above items	$19,089	$18,086	$17,822	$11,788

ASMs - mainline	213,007	216,330	219,437	145,738

CASM (cents)	14.31	14.12	13.15	12.51
CASM, excluding special charges	14.07	13.51	12.88	12.03
CASM, excluding special charges and third-party business expenses	13.74	13.37	12.77	11.88
CASM, excluding special charges, third-party business expenses and fuel	9.05	8.42	8.24	8.20
CASM, excluding special charges, third-party business expenses, fuel and profit sharing	8.96	8.36	8.12	8.09

Consolidated CASM
Operating expense	$37,030	$37,113	$35,288	$22,349
Special charges	(520)	(1,323)	(592)	(669)
Third-party business expenses	(694)	(298)	(235)	(218)
Aircraft fuel and related taxes	(12,345)	(13,138)	(12,375)	(6,687)
Profit sharing	(190)	(119)	(265)	(166)

Operating expense excluding above items	$23,281	$22,235	$21,821	$14,609

ASMs - consolidated	245,354	248,860	252,528	169,565

CASM (cents)	15.09	14.91	13.97	13.18
CASM, excluding special charges	14.88	14.38	13.74	12.77
CASM, excluding special charges and third-party business expenses	14.60	14.26	13.65	12.64
CASM, excluding special charges, third-party business expenses and fuel	9.57	8.98	8.75	8.71
CASM, excluding special charges, third-party business expenses, fuel and profit sharing	9.49	8.93	8.64	8.62

(a)In 2009, the Company included Nonoperating non-cash MTM gains (losses) in special items for certain presentations of net income excluding special items. The Company no longer includes Nonoperating non-cash MTM gains (losses) in special items.

(b)See Note 17 to the financial statements included in Part II, Item 8 of this report.

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

On May 2, 2010, UAL Corporation, Continental Airlines, Inc. (together with its consolidated subsidiaries, “Continental”) and JT Merger Sub Inc., a wholly-owned subsidiary of UAL Corporation, entered into an Agreement and Plan of Merger. On October 1, 2010, JT Merger Sub Inc. merged with and into Continental, with Continental surviving as a wholly-owned subsidiary of UAL Corporation (the “Merger”). Upon closing of the Merger, UAL Corporation became the parent company of both United Air Lines, Inc. and Continental and UAL Corporation’s name was changed to United Continental Holdings, Inc. On March 31, 2013, the Company merged United Air Lines, Inc. into Continental to form one legal entity, and Continental’s name was changed to United Airlines, Inc. The financial statements of United Air Lines, Inc. and Continental are now combined at their historical cost for all periods presented beginning on October 1, 2010, the date on which Continental became a wholly-owned subsidiary of UAL.

2013 Financial Highlights

•

The Company recorded net income of $571 million for 2013, as compared to net loss of $723 million for 2012. Excluding special charges, the Company recorded net income of $1.1 billion for 2013, compared to net income of $589 million for 2012. See Part II, Item 6 of this report for a reconciliation of GAAP to non-GAAP net income.

•	Unrestricted cash, cash equivalents and short-term investments at December 31, 2013 was $5.1 billion as compared to $6.5 billion at December 31, 2012.

•

2013 consolidated passenger revenue increased approximately $539 million, or 1.7%, as compared to 2012. Consolidated passenger revenue per available seat mile (“PRASM”) increased 3.1% in 2013 compared to 2012.

•	Full-year 2013 cost per available seat mile (“CASM”) increased 1.2% year-over-year.

2013 Operational Highlights

•

For the years ended December 31, 2013 and 2012, the Company recorded a U.S. Department of Transportation on-time arrival rate of 79.3% and 77.4%, respectively, and a system completion factor of 99.0% and 98.6%, respectively.

•

Consolidated traffic (“RPMs”) for 2013 decreased 0.2% as compared to 2012, while consolidated capacity (“ASMs”) decreased 1.4% from the prior year, resulting in a consolidated load factor of 83.6% in 2013 versus a consolidated load factor of 82.6% in 2012.

•

The Company took delivery of two new Boeing 787-8 Dreamliners in 2013, bringing its total Dreamliner fleet to eight aircraft. The Company also took delivery of 24 new Boeing 737-900ERs in 2013. United exited from scheduled service 23 Boeing 757-200s and the last of its Boeing 737-500s and Boeing 767-200s.

2014 Outlook

Set forth below is a discussion of the principal matters that we believe could impact our financial and operating performance and cause our results of operations in future periods to differ materially from our historical operating results and/or from our anticipated results of operations described in the forward-looking statements in this report. See Item 1A., Risk Factors, of this report and the factors described under “Forward-Looking Information” for further discussion of these and other factors that could affect us.

The Company is committed to improving the efficiency and quality of all aspects of its business in 2014. Key initiatives for the year include improving customer experience by adding satellite-based Wi-Fi on more than 300 additional mainline aircraft, introducing a new united.com website, refurbishing aircraft interiors, investing in our airports and taking delivery of more than 50 new, highly-efficient and customer-pleasing aircraft.

Economic Conditions. The economic outlook for the aviation industry in 2014 is characterized by expected slow or modest U.S. and global economic growth. In such conditions, we expect a modest increase in the demand for air travel. Continuing economic uncertainty, including uncertainty in the strength of key Asian markets, such as China, and continued political and socioeconomic tensions in regions such as the Middle East, may result in diminished demand for air travel and may impair our ability to achieve sufficient profitability in 2014.

Capacity. Over the past three years, the Company leveraged the flexibility of its combined fleet to better match capacity with market demand. In 2014, the Company expects consolidated ASMs to grow between 1% and 2% year-over-year. The Company announced that it is expanding its worldwide route network in 2014 by launching nonstop service from San Francisco to Chengdu, China (the fourth-largest city in China) and Taipei, Taiwan, and from Chicago to Edinburgh, Scotland, and new routes from its hubs to international destinations such as Houston to Munich and Washington Dulles to Madrid. Should fuel prices increase significantly or should the U.S. or global economic growth outlook decline substantially, we would likely adjust our capacity plans to reflect the different operating environment.

In February of 2014 the Company announced that it would be reducing its flying from Cleveland in stages beginning in April. The Company will reduce its average daily departures from Cleveland by around 60 percent. The decision to reduce flying was driven by continued losses in Cleveland, and the timing of the flight reductions was accelerated by industry-wide effects of new federal regulations that impact the Company and its regional partner flying. These new regulations impact the Company and its regional partner flying, as they have caused mainline airlines to hire regional pilots, while simultaneously significantly reducing the pool of new pilots from which regional carriers themselves can hire. Although this is an industry issue, it directly affects the Company and requires it to reduce regional partner flying, as several regional partners are beginning to have difficulty flying their schedules due to reduced new pilot availability. As a result, we will be reducing our average daily departures from Cleveland by approximately 60%. We expect to be able to keep almost all mainline departures (reducing only one of our 26 peak day mainline departures), but will need to reduce regional departures from Cleveland by over 70%. We will make these reductions in roughly one-third increments in each of early April, May and June 2014. When the schedule reductions are fully implemented in June, we plan to offer 72 peak-day flights from Cleveland, and serve 20 destinations from Cleveland on a non-stop basis. We currently expect to reduce up to 470 airport operations and catering positions in Cleveland. Those reductions will likely begin in June. The Company expects to record a special charge in 2014 related to the reduction in force and other contractual commitments at Cleveland. The Company is not currently able to estimate the amount of these charges or the time period in which they will be recorded, but such amounts could be significant.

Fuel. The Company’s average aircraft fuel price per gallon including related taxes was $3.13 in 2013 as compared to $3.27 in 2012. If fuel prices rise significantly from their current levels, we may be unable to raise fares or other fees sufficiently to fully offset our increased costs. In addition, high fuel prices may impair our ability to achieve profitability. Based on projected fuel consumption in 2014, a one dollar change in the price of a barrel of crude oil would change the Company’s annual fuel expense by approximately $94 million. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements.

Labor. As of December 31, 2013, United had approximately 80% of employees represented by unions. During 2013, the Company accepted an integrated seniority list for its pilots from the Air Line Pilots Association, International. The Company also announced that the fleet service, passenger service and storekeeper work groups at its United, CMI and MileagePlus subsidiaries ratified new joint labor agreements. We are in the process of negotiating amended collective bargaining agreements with our remaining employee groups without joint collective bargaining agreements, including our technicians, flight attendants and dispatchers. The Company cannot predict the outcome of negotiations with its unionized employee groups, although significant increases in the pay and benefits resulting from new collective bargaining agreements would have a material financial impact on the Company.

CASM. In 2014, the Company expects CASM, excluding fuel, third-party business expense, profit sharing and special charges to increase 1% to 2% year-over-year.

The Company has begun a project to reduce its annual costs by $2 billion and generate an incremental $700 million in additional ancillary revenue by the end of 2017. The savings are comprised of $1 billion in annual fuel savings and $1 billion of non-fuel savings.

Results of Operations

In this section, we compare results of operations for the year ended December 31, 2013 with results of operations for the year ended December 31, 2012, and results of operations for the year ended December 31, 2012 with results of operations for the year ended December 31, 2011. Non-GAAP financial measures are presented because they provide management and investors with the ability to measure and monitor the Company’s performance on a consistent basis.

2013 compared to 2012

Operating Revenue

The table below illustrates the year-over-year percentage change in the Company’s operating revenues for the years ended December 31 (in millions, except percentage changes):

	2013	2012	Increase (Decrease)	% Change
Passenger—Mainline	$25,997	$25,804	$193	0.7
Passenger—Regional	7,125	6,779	346	5.1

Total passenger revenue	33,122	32,583	539	1.7
Cargo	882	1,018	(136)	(13.4)
Other operating revenue	4,275	3,551	724	20.4

	$38,279	$37,152	$1,127	3.0

The table below presents the Company’s passenger revenues and operating data based on geographic region (regional flights consist primarily of domestic routes):

	Increase (decrease) in 2013 from 2012 (a):
	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Passenger revenue (in millions)	$58	$(212)	$331	$16	$193	$346	$539
Passenger revenue	0.5%	(4.3)%	5.9%	0.6%	0.7%	5.1%	1.7%
Average fare per passenger	4.0%	(3.7)%	4.4%	0.8%	3.2%	2.8%	2.6%
Yield	1.7%	(3.7)%	5.1%	(0.2)%	1.3%	3.1%	1.8%
PRASM	2.7%	(3.2)%	7.2%	0.8%	2.3%	5.7%	3.1%
Average stage length	2.3%	0.3%	(0.6)%	2.1%	2.1%	— %	1.2%
Passengers	(3.4)%	(0.5)%	1.5%	(0.2)%	(2.4)%	2.2%	(0.9)%
RPMs (traffic)	(1.2)%	(0.5)%	0.8%	0.8%	(0.5)%	2.0%	(0.2)%
ASMs (capacity)	(2.1)%	(1.1)%	(1.2)%	(0.2)%	(1.5)%	(0.6)%	(1.4)%
Passenger load factor (points)	0.8	0.4	1.6	0.8	0.9	2.1	1.0

  (a) See Part II, Item 6 of this report for the definition of these statistics.

Consolidated passenger revenue in 2013 increased $539 million, or 1.7%, as compared to 2012. This increase was primarily due to an increase in consolidated yield of 1.8% and an increase in average fare per passenger of 2.6%, offset in part by a decline in capacity of 1.4% and a reduction in traffic of 0.2% as compared to the year-ago period. Consolidated passenger revenue was also impacted by factors including additional competitive capacity in China and the Japanese yen weakening against the U.S. dollar, resulting in lower Pacific yields and a revenue management demand forecast which underestimated the amount of close-in booking demand resulting in a lower-than-expected yield mix.

Cargo revenue decreased by $136 million, or 13.4%, in 2013 as compared to 2012 due to lower volumes on freight primarily in the Domestic and Atlantic regions offset slightly by an increase in mail revenue for the period. Both freight volume and yield continued to decrease in 2013 compared to 2012 due primarily to the continuation of declining demand for shipments of freight.

Other operating revenue increased $724 million, or 20.4%, in 2013 as compared to 2012, which was primarily due to the sale of aircraft fuel of approximately $400 million to a third party. Other operating revenue also increased due to additional revenue from non-airline partners under our MileagePlus loyalty program, passenger ticket change fees and sales of airport lounge access.

Operating Expense

The table below includes data related to the Company’s operating expense for the year ended December 31 (in millions, except percentage changes):

	2013	2012	Increase (Decrease)	% Change
Aircraft fuel	$12,345	$13,138	$(793)	(6.0)
Salaries and related costs	8,625	7,945	680	8.6
Regional capacity purchase	2,419	2,470	(51)	(2.1)
Landing fees and other rent	2,090	1,929	161	8.3
Aircraft maintenance materials and outside repairs	1,821	1,760	61	3.5
Depreciation and amortization	1,689	1,522	167	11.0
Distribution expenses	1,390	1,352	38	2.8
Aircraft rent	936	993	(57)	(5.7)
Special charges	520	1,323	(803)	NM
Other operating expenses	5,195	4,681	514	11.0

	$37,030	$37,113	$(83)	(0.2)

The significant decrease in aircraft fuel expense was primarily attributable to decreased fuel prices, a 1.4% reduction in capacity and gains (losses) from fuel hedging activity in both years, as shown in the table below:

	(In millions)		% Change	Average price per gallon
	2013	2012		2013	2012	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$12,363	$12,997	(4.9)	$3.13	$3.24	(3.4)
Hedge gains (losses) reported in fuel expense	18	(141)	NM	—	(0.03)	NM

Fuel expense as reported	12,345	13,138	(6.0)	3.13	3.27	(4.3)
Cash-settled hedge gains (losses) not recorded in fuel expense (a)	39	(1)	NM	0.01	—	NM

Fuel expense including all gains (losses) from cash-settled hedges (b)	$12,306	$13,139	(6.3)	$3.12	$3.27	(4.6)

Total fuel consumption (gallons)	3,947	4,016	(1.7)

(a) Includes ineffectiveness gains (losses) on cash-settled hedges and gains (losses) on cash-settled hedges that were not designated for hedge accounting. These amounts are recorded in Nonoperating income (expense): Miscellaneous, net.

(b) This figure does not include non-cash mark-to-market (“NCMTM”) gains, which the Company records in Nonoperating income (expense): Miscellaneous, net. NCMTM gains were $45 million and $38 million in 2013 and 2012, respectively.

Salaries and related costs increased $680 million, or 8.6%, in 2013 as compared to 2012. The increase was due to higher pay rates driven by new collective bargaining agreements, profit sharing and other incentive programs, as well as increased pension and retirement plan costs. For 2014, pensions and other postretirement benefits expense is expected to decrease due to significant plan changes, but will be offset by higher wage rates from new collective bargaining agreements.

Landing fees and other rent increased $161 million, or 8.3%, in 2013 as compared to 2012 primarily due to a transition from paying regional carriers for landing fees to paying airports directly. Landing fees paid directly to airports are charged to Landing fees and other rent while payments to regional carriers are recorded to Regional capacity purchase. As a result of this change, there has been a significant shift of expense out of Regional capacity purchase into Landing fees and other rent in 2013. Other rent also increased as a result of the increase in rent at Newark Liberty pursuant to an amendment to United’s Terminal C lease signed in early 2013 that extended the term of the Terminal C lease with respect to concourses C-1 and C-2 at Newark Liberty until 2033.

Aircraft maintenance materials and outside repairs increased $61 million, or 3.5%, in 2013 as compared to 2012 primarily due to increased volume and scope of airframe heavy checks, mainly on the Boeing 747 and Boeing 757 fleet types, partially offset by a reduction in engine maintenance volumes driven mainly by the timing of overhauls.

Depreciation and amortization increased $167 million, or 11.0%, in 2013 as compared to 2012 due to additions in owned property and equipment in the current year, specifically related to new aircraft and improvements at airport facilities, as well as accelerated depreciation of $89 million on 30 Boeing 757-200 aircraft in process of being sold to a third party.

Other operating expenses increased $514 million, or 11.0%, in 2013 as compared to 2012 due to the cost of aircraft fuel sold to a third party and an increase in other personnel-related expenses.

The table below presents integration-related costs and special items incurred by the Company during the years ended December 31 (in millions):

	2013	2012
Integration-related costs	$205	$739
Labor agreement costs	127	475
Severance and benefits	105	125
Asset impairments	33	30
Additional costs associated with the temporarily grounded Boeing 787 aircraft	18	—
(Gains) losses on sale of assets and other special charges, net	32	(46)

Total special items	520	1,323
Income tax benefit	(7)	(11)

Total special items, net of tax	$513	$1,312

See Note 17 to the financial statements included in Part II, Item 8 of this report for additional information.

Nonoperating Income (Expense)

The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) (in millions except percentage changes):

	2013	2012	Increase (Decrease)	% Change
Interest expense	$(783)	$(835)	$(52)	(6.2)
Interest capitalized	49	37	12	32.4
Interest income	21	23	(2)	(8.7)
Miscellaneous, net	3	12	(9)	(75.0)

Total	$(710)	$(763)	$(53)	(6.9)

The decrease in interest expense of $52 million, or 6.2%, in 2013 as compared to 2012 was primarily due to lower average debt principal outstanding for a majority of the year.

In 2013, miscellaneous, net included a gain of $84 million from fuel hedge derivatives as compared to a gain of $37 million in 2012.

United’s nonoperating expense also included a net gain of $70 million associated with marking to market the fair value of derivative assets and liabilities related to agreements that provide for United’s convertible debt to be settled with UAL common stock as compared to a net gain of $42 million in 2012. This net gain and related derivatives are reflected only in the United stand-alone financial statements as they are eliminated at the consolidated level. See Note 9 to the financial statements included in Part II, Item 8 of this report for additional information.

2012 compared to 2011

Operating Revenue

The table below illustrates the year-over-year percentage change in the Company’s operating revenues for the years ended December 31 (in millions, except percentage changes):

	2012	2011	Increase (Decrease)	% Change
Passenger—Mainline	$25,804	$25,975	$(171)	(0.7)
Passenger—Regional	6,779	6,536	243	3.7

Total passenger revenue	32,583	32,511	72	0.2
Cargo	1,018	1,167	(149)	(12.8)
Special revenue item	—	107	(107)	NM
Other operating revenue	3,551	3,325	226	6.8

	$37,152	$37,110	$42	0.1

The table below presents the Company’s selected passenger revenue and selected operating data based on geographic region (regional flights consist primarily of domestic routes):

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

  (a) See Part II, Item 6 of this report for the definition of these statistics.

Consolidated passenger revenue in 2012 increased approximately $72 million, or 0.2%, as compared to 2011. This increase was due to an increase of 1.2% in both average fare per passenger and yield, over the same period as a result of improved pricing primarily from industry capacity discipline, offset by a 1.0% decline in passengers. The reduced traffic from both business and leisure passengers in 2012 was offset by higher fares, which drove improvements in both average fare per passenger and yield.

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

The Company recorded a special adjustment in 2011 to decrease frequent flyer deferred revenue and increase revenue by $107 million in connection with a modification to The Consolidated Amended and Restated Co-Branded Card Marketing Services Agreement (the “Co-Brand Agreement”) with Chase Bank USA, N.A. (“Chase”). See Note 17 to the financial statements included in Part II, Item 8 of this report for additional information.

Other operating revenue was up $226 million, or 6.8%, in 2012 as compared to 2011, which was primarily due to a change in the deferral rate related to the sales of credit card miles in conjunction with the modification of the Co-Brand Agreement in accordance with Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force, which was adopted in 2011. Other operating revenue also increased due to additional sales of aircraft fuel to a third party.

Operating Expense

The table below includes data related to the Company’s operating expense for the year ended December 31 (in millions, except percentage changes):

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

	(In millions)		% Change	Average price per gallon
	2012	2011		2012	2011	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$12,997	$12,878	0.9	$3.24	$3.19	1.6
Hedge gains (losses) reported in fuel expense	(141)	503	NM	(0.03)	0.13	NM

Fuel expense as reported	13,138	12,375	6.2	3.27	3.06	6.9
Cash-settled hedge gains (losses) not recorded in fuel expense (a)	(1)	(56)	NM	—	(0.02)	NM

Fuel expense including all gains (losses) from settled hedges (b)	$13,139	$12,431	5.7	$3.27	$3.08	6.2

Total fuel consumption (gallons)	4,016	4,038	(0.5)

(a) Includes ineffectiveness gains (losses) on cash-settled hedges and gains (losses) on cash-settled hedges that were not designated for hedge accounting. These amounts are recorded in Nonoperating income (expense): Miscellaneous, net.

(b) This figure does not include NCMTM gains (losses), which the Company records in Nonoperating income (expense): Miscellaneous, net. NCMTM gains (losses) were $38 million and $(3) million in 2012 and 2011, respectively.

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

The table below presents integration-related costs and special items incurred by UAL during the years ended December 31 (in millions):

	2012	2011
Integration-related costs	$739	$517
Labor agreement costs	475	—
Voluntary severance and benefits	125	—
Intangible asset impairments	30	4
Termination of maintenance service contract	—	58
Other	(46)	13

Total special items	1,323	592
Income tax benefit	(11)	(2)

Total special items, net of tax	$1,312	$590

See Note 17 to the financial statements included in Part II, Item 8 of this report for additional information.

Nonoperating Income (Expense)

The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) (in millions except percentage changes):

	2012	2011	Increase (Decrease)	% Change
Interest expense	$(835)	$(949)	$(114)	(12.0)
Interest capitalized	37	32	5	15.6
Interest income	23	20	3	15.0
Miscellaneous, net	12	(80)	92	NM

Total	$(763)	$(977)	$(214)	(21.9)

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

Liquidity and Capital Resources

As of December 31, 2013, the Company had $5.1 billion in unrestricted cash, cash equivalents and short-term investments, a decrease of $1.4 billion from December 31, 2012. The Company had its entire commitment capacity of $1.0 billion under the Credit Agreement available for letters of credit or borrowings as of December 31, 2013. As of December 31, 2013, the Company had $395 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, credit card processing agreements and estimated future workers’ compensation claims. We may be required to post significant additional cash collateral to provide security for obligations that are not currently backed by cash. Restricted cash and cash equivalents at December 31, 2012 totaled $447 million. As of December 31, 2013, the Company had cash collateralized $61 million of letters of credit. Approximately $80 million of the Company’s unrestricted cash balance was held as Venezuelan bolivars as of December 31, 2013, valued at the weighted average applicable exchange rate of 6.3 bolivars to the U.S. dollar. On January 24, 2014, the Venezuelan government announced that a newly-implemented system will determine the exchange rate (currently 11.36 to the U.S. dollar) for repatriation of income from future ticket sales, and introduced new procedures for approval of repatriation of local currency. United is working with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations. At December 31, 2013, the Company had approximately $12.4 billion of debt and capital lease obligations, including $1.5 billion that are due within the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. The Company had principal payments of debt and capital lease obligations totaling $2.3 billion in 2013.

The Company will continue to evaluate opportunities to repurchase its debt in open market transactions to reduce its indebtedness and the amount of interest paid on its indebtedness.

For 2014, the Company expects between $2.9 billion and $3.1 billion dollars of gross capital expenditures. See Notes 11 and 15 to the financial statements included in Part II, Item 8 of this report for more information on commitments.

As of December 31, 2013, a substantial portion of the Company’s assets, principally aircraft, spare engines, aircraft spare parts, route authorities and certain other intangible assets, were pledged under various loan and other agreements. See Note 11 to the financial statements included in Part II, Item 8 of this report for additional information on assets provided as collateral by the Company.

Although access to the capital markets improved in recent years as evidenced by our financing transactions, we cannot give any assurances that we will be able to obtain additional financing or otherwise access the capital markets in the future on acceptable terms, or at all. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

The following is a discussion of the Company’s sources and uses of cash from 2011 through 2013.

Cash Flows from Operating Activities

2013 compared to 2012

The Company’s cash from operating activities increased by $509 million in 2013, as compared to 2012. Cash from operations increased primarily due to the Company’s improvement in earnings in 2013.

2012 compared to 2011

The Company’s cash from operating activities decreased by $1.5 billion in 2012, as compared to 2011. Cash from operations declined due to the Company’s net loss position and the reduction of frequent flyer deferred revenue and advanced purchase of miles by $712 million in 2012.

Cash Flows from Investing Activities

2013 compared to 2012

The Company’s capital expenditures were $2.2 billion and $2 billion in 2013 and 2012, respectively. The Company’s capital expenditures for 2013 were primarily attributable to the purchase of new Boeing aircraft and other fleet-related expenditures to improve the onboard experience of our existing aircraft.

2012 compared to 2011

The Company’s capital expenditures were $2 billion and $840 million in 2012 and 2011, respectively. The Company’s capital expenditures for 2012 were primarily attributable to the purchase of new Boeing aircraft and other fleet-related expenditures to improve the onboard experience of our existing aircraft.

The Company increased its short-term investments, net of proceeds, by $245 million in 2012 in order to improve interest income.

Cash Flows from Financing Activities

Significant financing events in 2013 were as follows:

•

On February 1, 2013, United redeemed all of the $400 million aggregate principal amount of its 9.875% Senior Secured Notes due 2013 and $200 million aggregate principal amount of 12.0% Senior Second Lien Notes due 2013. On February 8, 2013, United redeemed all $123 million aggregate principal amount of the B tranche of the 2006-1 enhanced equipment trust certificate (“EETC”) equipment notes due 2013. On April 1, 2013, United redeemed all of the $180 million aggregate principal amount of the senior tranche of the 2006-1 EETC equipment notes due 2013.

•

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

•

On March 27, 2013, United and UAL entered into the Credit Agreement as the borrower and guarantor, respectively. The Credit Agreement consists of a $900 million term loan due April 1, 2019 and a $1.0 billion revolving credit facility available for drawing until April 1, 2018. As of December 31, 2013, United had its entire commitment capacity of $1.0 billion available under the revolving credit facility. The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United.

Borrowings under the Credit Agreement bear interest at a variable rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 3.0% per annum, or another rate based on certain market interest rates, plus a margin of 2.0% per annum. The principal amount of the term loan must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof, commencing on June 30, 2013, with any unpaid balance due on April 1, 2019. United may prepay all or a portion of the loan from time to time, at par plus accrued and unpaid interest. United pays a commitment fee equal to 0.75% per annum on the undrawn amount available under the revolving credit facility. Certain covenants in the Credit Agreement and in the Company’s indentures are summarized in Note 11 to the financial statements included in Part II, Item 8 of this report.

•

In May 2013, UAL issued $300 million aggregate principal amount of 6.375% Senior Notes due June 1, 2018. The notes are fully and unconditionally guaranteed and recorded by United on its balance sheet as debt.

•

In November 2013, UAL issued $300 million aggregate principal amount of 6% Senior Notes due December 1, 2020. The notes are fully and unconditionally guaranteed and recorded by United on its balance sheet as debt.

•

UAL issued approximately 28 million shares of UAL common stock pursuant to agreements that UAL entered into with certain of its securityholders in exchange for approximately $240 million in aggregate principal amount of UAL’s outstanding 6% Convertible Senior Notes due 2029 held by such securityholders. The Company retired the 6% Convertible Senior Notes acquired in the exchange. In

February 2014, UAL issued 3,582,640 additional shares of UAL common stock pursuant to agreements that UAL entered into with certain of its securityholders of UAL’s 6% Convertible Senior Notes due 2029 in exchange for $31,126,000 in aggregate principal amount.

•

In August 2013, December 2012 and October 2012, United created separate EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets. United has received all of the proceeds from the 2012 EETCs. United expects to receive all proceeds from the August 2013 pass-through trusts by the end of 2014. Certain details of the pass-through trusts are as follows (in millions, except interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of December 31, 2013	Proceeds received from issuance of debt during 2013	Remaining proceeds from issuance of debt to be received in future periods
August 2013	A	$720	August 2025	4.3%	$153	$153	$567
August 2013	B	209	August 2021	5.375%	44	44	165
December 2012	C	425	April 2018	6.125%	425	147	—
October 2012	A	712	October 2024	4.0%	712	465	—
October 2012	B	132	October 2020	5.5%	132	86	—

		$2,198			$1,466	$895	$732

Significant financing events in 2012 were as follows:

•	The Company received $1.5 billion in proceeds from EETC transactions in 2012;

•

During the year ended December 31, 2012, the Company made debt and capital lease payments of $1.5 billion, including prepayments. These payments include $195 million related to United’s Series 2002-1 EETCs; and

•

In August 2012, the New Jersey Economic Development Authority (the “Authority”) issued approximately $101 million of special facility revenue bonds (the “2012 Bonds”) to provide funds for the defeasance of approximately $100 million of the Authority’s previously issued and outstanding special facility revenue bonds maturing on September 15, 2012 (the “Refunded Bonds”). The Refunded Bonds were guaranteed by United and payable from certain rental payments made by United pursuant to two lease agreements between the Authority and United. The 2012 Bonds are payable from certain loan repayments made by United under a loan agreement between United and the Authority. The 2012 Bonds are recorded by the Company as unsecured long-term debt.

Significant financing events in 2011 were as follows:

•

The Company entered into a $500 million revolving credit facility with a syndicate of banks, led by Citibank, N.A., as administrative agent. The facility was undrawn when it was replaced on March 27, 2013 with the Credit Agreement. The Company terminated its prior $255 million revolver under the Amended Credit Facility on December 21, 2011;

•

During 2011, the Company made debt and capital lease payments of $2.6 billion. These payments include $150 million related to the repurchase of UAL’s 5% Senior Convertible Notes and $570 million related to the repurchase of UAL’s 4.5% Senior Limited-Subordination Convertible Notes; and

•

The Company received $239 million in 2011 from its December 2010 pass-through trust financing. The proceeds were used to fund the acquisition of new aircraft and in the case of the currently owned aircraft, for general corporate purposes.

For additional information regarding these matters, see Notes 3, 11, 13 and 16 to the financial statements included in Part II, Item 8 of this report.

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

Other Liquidity Matters

Below is a summary of additional liquidity matters. See the indicated notes to our consolidated financial statements included in Part II, Item 8 of this report for additional details related to these and other matters affecting our liquidity and commitments.

Pension and other postretirement plans	Note 8
Hedging activities	Note 10
Long-term debt and debt covenants (a)	Note 11
Leases and capacity purchase agreements	Note 13
Commitments and contingencies	Note 15

(a) Certain of the Company’s financing agreements have covenants that impose certain operating and financial restrictions, as applicable, on the Company and its material subsidiaries.

Contractual Obligations. The Company’s business is capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. In the past, the Company has funded the acquisition of aircraft through outright purchase, by issuing debt, by entering into capital or operating leases, or through vendor financings. The Company also often enters into long-term lease commitments with airports to ensure access to terminal, cargo, maintenance and other required facilities.

The table below provides a summary of the Company’s material contractual obligations as of December 31, 2013 (in billions):

	2014	2015	2016	2017	2018	After 2018	Total
Long-term debt (a)	$1.4	$2.1	$1.1	$0.6	$1.1	$5.4	$11.7
Capital lease obligations—principal portion	0.1	0.1	0.1	0.1	0.1	0.4	0.9

Total debt and capital lease obligations	1.5	2.2	1.2	0.7	1.2	5.8	12.6
Interest on debt and capital lease obligations (b)	0.7	0.6	0.5	0.4	0.4	1.5	4.1
Aircraft operating lease obligations	1.6	1.4	1.2	1.1	0.8	1.7	7.8
Regional CPAs (c)	1.9	1.8	1.5	1.5	1.3	3.4	11.4
Other operating lease obligations	1.2	1.0	0.9	0.8	0.7	6.0	10.6
Postretirement obligations (d)	0.1	0.1	0.1	0.1	0.2	0.7	1.3
Pension obligations (e)	0.1	0.1	0.2	0.2	0.2	1.1	1.9
Capital purchase obligations (f)	3.0	2.8	2.0	1.5	2.1	12.5	23.9

Total contractual obligations	$10.1	$10.0	$7.6	$6.3	$6.9	$32.7	$73.6

(a)	Long-term debt presented in the Company’s financial statements is net of a $169 million debt discount which is being amortized over the debt terms. Contractual payments are not net of the debt discount. Contractual long-term debt includes $74 million of non-cash obligations as these debt payments are made directly to the creditor by a company that leases three aircraft from United. The creditor’s only recourse to United is repossession of the aircraft.
(b)	Includes interest portion of capital lease obligations of $88 million in 2014, $70 million in 2015, $64 million in 2016, $43 million in 2017, $35 million in 2018 and $279 million thereafter. Future interest payments on variable rate debt are estimated using estimated future variable rates based on a yield curve.
(c)	Represents our estimates of future minimum noncancelable commitments under our CPAs and does not include the portion of the underlying obligations for aircraft and facility rent that is disclosed as part of aircraft and nonaircraft operating leases. Amounts also exclude a portion of United’s capital lease obligation recorded for certain of its CPAs. See Note 13 to the financial statements included in Part II, Item 8 of this report for the significant assumptions used to estimate the payments.
(d)	Amounts represent postretirement benefit payments, net of subsidy receipts, through 2023. Benefit payments approximate plan contributions as plans are substantially unfunded.
(e)	Represents estimate of the minimum funding requirements as determined by government regulations for United’s material plans. Amounts are subject to change based on numerous assumptions, including the performance of assets in the plan and bond rates. See Critical Accounting Policies, below, for a discussion of our assumptions regarding United’s pension plans.
(f)	Represents contractual commitments for firm order aircraft and spare engines only and noncancelable commitments to purchase goods and services, primarily information technology support. See Note 15 to the financial statements included in Part II, Item 8 of this report for a discussion of our purchase commitments.

Off-Balance Sheet Arrangements. An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support, or that engages in leasing, hedging or research and development arrangements. The Company’s primary off-balance sheet arrangements include operating leases, which are summarized in the contractual obligations table in Contractual Obligations, above, and certain municipal bond obligations, as discussed below.

As of December 31, 2013, United had cash collateralized $61 million of letters of credit. United also had $398 million of performance bonds and letters of credit relating to various real estate, customs and aircraft financing obligations at December 31, 2013. Most of the letters of credit have evergreen clauses and are expected to be renewed on an annual basis and the performance bonds have expiration dates through 2018.

As of December 31, 2013, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with a majority of these obligations are accounted for as operating leases and are not recorded in the Company’s financial statements. The leasing arrangements associated with a portion of these obligations are accounted for as capital leases. The annual lease payments for those obligations accounted for as operating leases are included in the operating lease payments in the contractual obligations table above.

EETCs. In August 2013, December 2012 and October 2012, United created separate EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets. United has received all of the proceeds from the 2012 EETCs. United expects to receive all proceeds from the August 2013 pass-through trusts by the end of 2014. Certain details of the pass-through trusts are as follows (in millions, except interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of December 31, 2013	Proceeds received from issuance of debt during 2013	Remaining proceeds from issuance of debt to be received in future periods
August 2013	A	$720	August 2025	4.3%	$153	$153	$567
August 2013	B	209	August 2021	5.375%	44	44	165
December 2012	C	425	April 2018	6.125%	425	147	—
October 2012	A	712	October 2024	4.0%	712	465	—
October 2012	B	132	October 2020	5.5%	132	86	—

		$2,198			$1,466	$895	$732

The Company evaluated whether the pass-through trusts formed are variable interest entities (“VIEs”) required to be consolidated by the Company under applicable accounting guidance, and determined that the pass-through trusts are VIEs. The Company determined that it does not have a variable interest in the pass-through trusts. The Company does not invest in or obtain a financial interest in the pass-through trusts. Rather, United has an obligation to make interest and principal payments on its equipment notes held by the pass-through trusts. The Company did not intend to have any voting or non-voting equity interest in the pass-through trusts or to absorb variability from the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate the pass-through trusts.

Increased Cost Provisions. In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At December 31, 2013, the Company had $2.1 billion of floating rate debt and $286 million of fixed rate debt, with remaining terms of up to twelve years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to twelve years and an aggregate balance of $2.3 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2013, approximately $1.2 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines have provided indirect guarantees of the debt. As of December 31, 2013, the Company’s contingent exposure was approximately $250 million principal amount of such bonds based on its recent consortia participation. The Company’s contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which range from 2014 to 2041. The Company did not record a liability at the time these indirect guarantees were made.

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

Passenger Revenue Recognition. The value of unused passenger tickets is included in current liabilities as advance ticket sales. The Company records passenger ticket sales and tickets sold by other airlines for use on United as passenger revenue when the transportation is provided or upon estimated breakage. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate. When necessary, the Company records a reserve against our interline billings and payables if historical experience indicates that these amounts are different. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date.

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

The Company records an estimate of breakage revenue on the flight date for tickets that will expire unused. These estimates are based on the evaluation of actual historical results and forecasted trends.

Frequent Flyer Accounting. The Company has a frequent flyer program that is designed to increase customer loyalty. Program participants earn mileage credits (“miles”) by flying on United and certain other participating airlines. Program participants can also earn miles through purchases from other non-airline partners that participate in the Company’s loyalty program. We sell miles to these partners, which include credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government imposed fees), discounted or upgraded air travel and non-travel awards. The Company records its obligation for future award redemptions using a deferred revenue model.

In the case of the sale of air services, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale representing the value of the related miles as a multiple-deliverable revenue arrangement. The Company determines the estimated selling price of the air transportation and miles as if each element is sold on a separate basis. The total consideration from each ticket sale is then allocated to each of these elements individually on a pro rata basis. The Company’s estimated selling price of miles is based on the price we sell miles to Star Alliance partners in our reciprocal frequent flyer agreements as the best estimate of selling price for these miles.

On December 9, 2013, US Airways and American Airlines closed their merger transaction and, as a result of the merger transaction, we anticipate US Airways will exit Star Alliance on March 30, 2014. Effective with the exit date of US Airways from Star Alliance, the Company will update its estimated selling price for miles to using the equivalent ticket value less fulfillment discount, as the estimated selling price for miles. The equivalent ticket value used as the basis for the estimated selling price of miles is based on the prior 12 months’ weighted average equivalent ticket value of similar fares as those used to settle award redemptions while taking into consideration such factors as redemption pattern, cabin class and geographic region. Management believes this change is a change in estimate, and as such, the change will be applied on a prospective basis. The estimated impact of this change on consolidated revenue is not expected to be material in 2014.

United also has a significant contract to sell frequent flyer miles to its co-branded credit card partner, Chase. United identified five revenue elements in the Co-Brand Agreement: the air transportation element represented by the value of the mile (generally resulting from its redemption for future air transportation and whose fair value is described above); use of the United brand and access to frequent flyer member lists; advertising; baggage services; and airport lounge usage (together, excluding “the air transportation element”, the “marketing-related deliverables”).

The fair value of the elements is determined using management’s estimated selling price of each element. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Co-Brand Agreement in order to determine the allocation of proceeds to each of the multiple elements to be delivered. The method for determining the selling price of the mile component is changing March 30, 2014, as described above. We also evaluate volumes on an annual basis, which may result in a change in the allocation of estimated selling price on a prospective basis.

The Company accounts for miles sold and awarded that will never be redeemed by program members, which we refer to as breakage. The Company reviews its breakage estimates annually based upon the latest available information regarding redemption and expiration patterns. The Company’s estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the programs. Effective March 30, 2014, the Company will incorporate a fulfillment discount into its best estimate of selling price which incorporates the expected redemption of miles.

The Company records passenger revenue related to the air transportation element when the transportation is delivered. The other elements are generally recognized as Other operating revenue when earned.

The following table summarizes information related to the Company’s frequent flyer deferred revenue liability:

Frequent flyer deferred revenue at December 31, 2013 (in millions)	$4,904
% of miles earned expected to expire	20%
Impact of 1% change in outstanding miles or weighted average ticket value on deferred revenue (in millions)	$57

Long-Lived Assets. The net book value of operating property and equipment for the Company was $18 billion and $17.3 billion at December 31, 2013 and 2012, respectively. The assets’ recorded value is impacted by a number of accounting policy elections, including the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.

The Company records assets acquired, including aircraft, at acquisition cost. Depreciable life is determined through economic analysis, such as reviewing existing fleet plans, obtaining appraisals and comparing estimated lives to other airlines that operate similar fleets. As aircraft technology has improved, useful life has increased and the Company has generally estimated the lives of those aircraft to be 30 years. Residual values are estimated based on historical experience with regard to the sale of both aircraft and spare parts and are established in conjunction with the estimated useful lives of the related fleets. Residual values are based on when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life. Both depreciable lives and residual values are revised periodically as facts and circumstances arise to recognize changes in the Company’s fleet plan and other relevant information. A one-year increase in the average depreciable life of the Company’s flight equipment would reduce annual depreciation expense on flight equipment by approximately $50 million.

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

United’s pension plans’ under-funded status was $1.6 billion at December 31, 2013. Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. We estimate that our minimum funding requirements during 2014 are approximately $288 million. The fair value of the plans’ assets was $2.4 billion at December 31, 2013.

When calculating pension expense for 2014, the Company assumed that its plans’ assets would generate a long-term rate of return of 7.33%. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return is slightly higher than some market indices due to the active management of our plans’ assets, and is supported by the historical returns on our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Plan fiduciaries regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate.

The defined benefit pension plans’ assets consist of return generating investments and risk mitigating investments which are held through direct ownership or through interests in common collective trusts. Return generating investments include primarily equity securities, fixed-income securities and alternative investments (e.g. private equity and hedge funds). Risk mitigating investments include primarily U.S. government and investment grade corporate fixed-income securities. The allocation of assets was as follows at December 31, 2013:

	Percent of Total	Expected Long-Term Rate of Return
Equity securities	48.3%	9.5%
Fixed-income securities	29.3	5.5
Alternatives	16.9	7.5
Other	5.5	4.5

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points (from 7.33% to 6.83%) would increase estimated 2014 pension expense by approximately $12 million.

Future pension obligations for United’s plans were discounted using a weighted average rate of 5.09% at December 31, 2013. The Company selected the 2013 discount rate for each of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2013 that would provide the necessary cash flows to match the projected benefit payments.

The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 50 basis points (from 5.09% to 4.59%) would increase the pension liability at December 31, 2013 by approximately $411 million and increase the estimated 2014 pension expense by approximately $49 million.

Future changes in plan asset returns, plan provisions, assumed discount rates, pension funding law and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under the applicable accounting standards for defined benefit pension plans, those gains and losses are not required to be recognized currently as pension benefit expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees. All gains and losses in accumulated other comprehensive income are amortized to expense over the remaining years of service of the covered active employees. At December 31, 2013 and 2012, the Company had unrecognized actuarial losses for pension benefit plans of $162 million and $826 million, respectively, recorded in accumulated other comprehensive income.

Other Postretirement Benefit Plan Accounting. United’s postretirement plan provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees reflected as “Other Benefits.” United also has retiree medical programs that permit retirees who meet certain age and service requirements to continue medical coverage between retirement and Medicare eligibility. Eligible employees are required to pay a portion of the costs of their retiree medical benefits, which in some cases may be offset by accumulated unused sick time at the time of their retirement. Plan benefits are subject to co-payments, deductibles, and other limits as described in the plans.

The Company accounts for other postretirement benefits by recognizing the difference between plan assets and obligations, or the plan’s funded status, in its financial statements. Other postretirement benefit expense is recognized on an accrual basis over employees’ approximate service periods and is generally calculated independently of funding decisions or requirements. United has not been required to pre-fund its plan obligations, which has resulted in a significant net obligation, as discussed below. The Company’s benefit obligation was $1.8 billion and $2.7 billion for the other postretirement benefit plans at December 31, 2013 and 2012, respectively.

The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the health care cost trend rate. The Company determines the appropriate discount rate for each of the plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The Company’s weighted average discount rate to determine its benefit obligations as of December 31, 2013 was 4.94%, as compared to 4.12% for December 31, 2012. The health care cost trend rate assumed for 2013 was 6.75%, declining to 5% in 2020, as compared to assumed trend rate for 2014 of 7.25%, declining to 5.0% in 2020. A 1% increase in assumed health care trend rates would increase the Company’s total service and interest cost for the year ended December 31, 2013 by $21 million; whereas, a 1% decrease in assumed health care trend rates would decrease the Company’s total service and interest cost for the year ended December 31, 2013 by $17 million. A one percentage point decrease in the weighted average discount rate would increase the Company’s postretirement benefit liability by approximately $203 million and increase the estimated 2013 benefits expense by approximately $10 million.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions and prior service credits result from a retroactive reduction in benefits due under the plans. Under the applicable accounting standards for postretirement welfare benefit plans, actuarial gains and losses and prior service credits are not required to be recognized currently, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees or the average life expectancy of inactive participants and will reduce 2013 pension and retiree medical expense. At December 31, 2013 and 2012, the Company had unrecognized actuarial gains/(losses) for postretirement welfare benefit plans of $555 million and $(79) million, respectively, recorded in accumulated other comprehensive income.

During 2013, the Company experienced significant changes in its benefit obligations related to its postretirement medical programs. The significant changes resulted from the reduction or elimination of benefits for certain work groups including elimination of the postretirement medical benefits for management and administrative employees and International Association of Machinists employees with less than 20 years of service. These changes are reflected in the December 31, 2013 obligation. In addition, certain key actuarial changes resulted in an additional net reduction of the postretirement medical benefit obligations, principally market increases in discount rates, changes in participation and retirement rates for retiree medical plans (driven primarily by the actual experience in pilot retirement rates resulting from a change of the mandatory pilot retirement age to 65), partially offset by an increase in health care trend rates for postretirement medical plans. These changes in benefits that either qualified as curtailments (which reduced prior actuarial losses) or negative plan amendments are further described in Note 8 to the financial statements included in Part II, Item 8 of this report for additional information related to pension and postretirement plans. Actuarial assumption changes are reflected as a component of the net actuarial gains/(losses) during 2013.

Income Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses available positive and negative evidence regarding the realizability of its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. To form a conclusion, management considers positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies, and negative evidence such as recent history of losses. Although the Company was not in a three-year cumulative loss position at the end of 2013, management determined that the loss in 2012, the overall modest level of cumulative pretax income in the three years ended December 31, 2013 of 0.6% of total revenues in that period and the uncertainty associated with projecting future taxable income supported the conclusion that the valuation allowance was still necessary. Management will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of the valuation allowance.

Forward-Looking Information

Certain statements throughout Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report are forward-looking and thus reflect the Company’s current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to the Company’s operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as “expects,” “will,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook” and similar expressions are intended to identify forward-looking statements.

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans, including optimizing its revenue; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aircraft fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aviation and other insurance; industry consolidation or changes in airline alliances; competitive pressures on pricing and demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements and environmental regulations); labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; and other risks and uncertainties set forth under Part I, Item 1A., Risk Factors, of this report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates. Our net income (loss) is affected by fluctuations in interest rates (e.g. interest expense on variable rate debt and interest income earned on short-term investments). The Company’s policy is to manage interest rate risk through a combination of fixed and variable rate debt. The following table summarizes information related to the Company’s interest rate market risk at December 31 (in millions):

	2013		2012
	UAL	United	UAL	United
Variable rate debt
Carrying value of variable rate debt at December 31	$2,136	$2,136	$2,869	$2,869
Impact of 100 basis point increase on projected interest expense for the following year	20	20	25	25
Fixed rate debt
Carrying value of fixed rate debt at December 31	9,403	9,252	9,383	8,981
Fair value of fixed rate debt at December 31	10,575	10,128	10,569	9,610
Impact of 100 basis point increase in market rates on fair value	(321)	(320)	(349)	(348)

A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their average 2013 levels, a 100 basis point increase in interest rates would result in a corresponding increase in the Company’s interest income of approximately $57 million during 2014.

Commodity Price Risk (Aircraft Fuel). The availability and price of aircraft fuel significantly affects the Company’s operations, results of operations, financial position and liquidity.

To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements. The Company generally uses financial hedge instruments including fixed price swaps, purchased call options, and commonly used combinations using put and call options including collars (a sold put option combined with a purchased call option), three-ways (a collar with a higher strike sold call option) and four-way collars (a collar with a higher strike sold call option and a lower strike purchased put option). These hedge instruments are generally based on aircraft fuel or closely related commodities including diesel fuel and crude oil.

Some financial hedge contracts may result in losses if the underlying commodity prices drop below specified floor prices. However, the negative impact of these losses may be outweighed by the benefit of lower aircraft fuel cost since the Company typically hedges only a portion of its future fuel requirements. The Company does not enter into derivative instruments for non-risk management purposes.

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

The Company may adjust its hedging program based on changes in market conditions. The following table summarizes information related to the Company’s cost of fuel and hedging (in millions, except percentages):

Fuel Costs
In 2013, fuel cost as a percent of total operating expenses (a)	34%
Impact of $1 increase in price per barrel of aircraft fuel on annual fuel expense (b)	$94
Fuel Hedges
Asset fair value at December 31, 2013 (c)	$104
Impact of a concurrent 10% decrease in forward prices of the underlying commodities on the value of fuel hedges (d)	$(174)
Collateral the Company would be required to post with fuel hedge counterparties upon a concurrent 10% decrease in forward prices of the underlying commodities of fuel hedges (e)	$—

(a) Includes related taxes and excludes hedging impacts and special charges. In 2012, the Company’s fuel cost was 36% of total operating expenses.

(b) Based on 2014 projected fuel consumption. Does not include the impact of fuel hedges.

(c) As of December 31, 2012, the net fair value of the Company’s fuel hedges was $46 million.

(d) Based on fuel hedge positions at December 31, 2013.

(e) Assumes instantaneous change in prices and includes margin related to some hedge positions beyond December 31, 2014; approximately 8% for 2015.

As of December 31, 2013, the Company had hedged approximately 24% and 8% of its projected fuel requirements (951 million and 309 million gallons, respectively) for 2014 and 2015, respectively. The Company does not enter into derivative instruments for non-risk management purposes.

The fuel hedge portfolio is comprised of many individual hedge contracts (primarily option contracts) on multiple underlying commodities and entered into at various points in time, resulting in a wide range of strike prices with several hedge counterparties. The table below provides a view of the economic impact of the hedge portfolio on the Company’s 2014 fuel costs given significant moves (up to +/-20%) in market fuel prices from December 31, 2013 (in millions).

Year ending December 31, 2014
(in $ per gallon)

Change in market fuel prices (a)	(Increase) decrease to unhedged fuel cost (b)	Hedge gain (loss) (c)	Net (increase) decrease to fuel cost
20%	(0.59)	0.09	(0.50)
10%	(0.30)	0.08	(0.22)
(10)%	0.30	—	0.30
(20)%	0.59	(0.04)	0.55

(a) Projected using equal shifts in spot and forward prices for aircraft fuel and all commodities (diesel fuel and crude oil) underlying hedge contracts from December 31, 2013 levels.
(b) Projections based on estimated consumption of four billion gallons and a price of $2.96 per gallon, excluding taxes and other delivery costs.
(c) Cash gain/(loss), including premiums, on existing hedges as of December 31, 2013. Includes all hedges whether or not the hedges are designated for hedge accounting.

Foreign Currency. The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company’s more significant foreign currency exposures include the Canadian dollar, Chinese renminbi, European euro and Japanese yen. At times, the Company uses derivative financial instruments to hedge its exposure to foreign currency. The Company does not enter into derivative instruments for non-risk management purposes. At December 31, 2013, the Company had forward contracts and collars outstanding to hedge 29% of its projected Japanese yen-denominated cash inflows, primarily from passenger ticket sales, through 2014.

The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2013 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in pre-tax income of approximately $269 million for the year ending December 31, 2014. This sensitivity analysis was prepared based upon projected 2014 foreign currency-denominated revenues and expenses as of December 31, 2013 and reflects the potential benefit of the Japanese yen hedges mentioned above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

United Continental Holdings, Inc.

We have audited the accompanying consolidated balance sheets of United Continental Holdings, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

United Airlines, Inc.

We have audited the accompanying consolidated balance sheets of United Airlines, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and stockholder’s equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

February 20, 2014

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Operating revenue:
Passenger—Mainline	$25,997	$25,804	$25,975
Passenger—Regional	7,125	6,779	6,536

Total passenger revenue	33,122	32,583	32,511
Cargo	882	1,018	1,167
Special revenue item	—	—	107
Other operating revenue	4,275	3,551	3,325

	38,279	37,152	37,110

Operating expense:
Aircraft fuel	12,345	13,138	12,375
Salaries and related costs	8,625	7,945	7,652
Regional capacity purchase	2,419	2,470	2,403
Landing fees and other rent	2,090	1,929	1,928
Aircraft maintenance materials and outside repairs	1,821	1,760	1,744
Depreciation and amortization	1,689	1,522	1,547
Distribution expenses	1,390	1,352	1,435
Aircraft rent	936	993	1,009
Special charges	520	1,323	592
Other operating expenses	5,195	4,681	4,603

	37,030	37,113	35,288

Operating income	1,249	39	1,822

Nonoperating income (expense):
Interest expense	(783)	(835)	(949)
Interest capitalized	49	37	32
Interest income	21	23	20
Miscellaneous, net	3	12	(80)

	(710)	(763)	(977)

Income (loss) before income taxes	539	(724)	845
Income tax expense (benefit)	(32)	(1)	5

Net income (loss)	$571	$(723)	$840

Earnings (loss) per share, basic	$1.64	$(2.18)	$2.54

Earnings (loss) per share, diluted	$1.53	$(2.18)	$2.26

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$571	$(723)	$840

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	21	90	(340)
Employee benefit plans	1,626	(730)	(464)
Investments and other	7	11	—

	1,654	(629)	(804)

Total comprehensive income (loss), net	$2,225	$(1,352)	$36

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,

ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$3,220	$4,770
Short-term investments	1,901	1,773

Total unrestricted cash, cash equivalents and short-term investments	5,121	6,543
Restricted cash	31	65
Receivables, less allowance for doubtful accounts (2013—$13; 2012—$13)	1,503	1,338
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2013—$162; 2012—$125)	667	695
Deferred income taxes	676	543
Prepaid expenses and other	704	865

	8,702	10,049

Operating property and equipment:
Owned—
Flight equipment	18,786	17,561
Other property and equipment	3,687	3,269

	22,473	20,830
Less—Accumulated depreciation and amortization	(6,080)	(5,006)

	16,393	15,824

Purchase deposits for flight equipment	706	462

Capital leases—
Flight equipment	1,490	1,484
Other property and equipment	307	235

	1,797	1,719
Less—Accumulated amortization	(849)	(713)

	948	1,006

	18,047	17,292

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2013—$933; 2012—$792)	4,436	4,597
Restricted cash	364	382
Other, net	740	785

	10,063	10,287

	$36,812	$37,628

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2012
Current liabilities:
Advance ticket sales	$3,405	$3,360
Frequent flyer deferred revenue	2,369	2,364
Accounts payable	2,087	2,312
Accrued salaries and benefits	1,696	1,763
Current maturities of long-term debt	1,368	1,812
Current maturities of capital leases	117	122
Other	1,065	1,085

	12,107	12,818

Long-term debt	10,171	10,440
Long-term obligations under capital leases	753	792

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,535	2,756
Postretirement benefit liability	1,703	2,614
Pension liability	1,650	2,400
Advanced purchase of miles	1,338	1,537
Deferred income taxes	1,662	1,543
Lease fair value adjustment, net	626	881
Other	1,283	1,366

	10,797	13,097

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 362,283,555 and 332,472,779 shares at December 31, 2013 and 2012, respectively	4	3
Additional capital invested	7,425	7,145
Accumulated deficit	(5,015)	(5,586)
Stock held in treasury, at cost	(38)	(35)
Accumulated other comprehensive income (loss)	608	(1,046)

	2,984	481

	$36,812	$37,628

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$571	$(723)	$840
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities -
Depreciation and amortization	1,689	1,522	1,547
Debt discount and lease fair value amortization	(188)	(247)	(186)
Amortization of capitalized financing costs	73	52	52
Pension and postretirement amortization	42	18	(23)
Special charges, non-cash portion	50	389	46
Deferred income taxes	(14)	13	(6)
Share-based compensation	11	14	17
Other operating activities	80	48	25
Changes in operating assets and liabilities -
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(415)	(712)	(110)
Increase (decrease) in accounts payable	(265)	285	177
(Increase) decrease in other assets	164	(484)	(181)
Increase (decrease) in other liabilities	(201)	415	243
Increase in receivables	(142)	(21)	(87)
Unrealized (gain) loss on fuel derivatives and change in related pending settlements	(56)	120	(2)
Increase in advance ticket sales	45	246	115
Increase in fuel hedge collateral	—	—	(59)

Net cash provided by operating activities	1,444	935	2,408

Cash Flows from Investing Activities:
Capital expenditures	(2,164)	(2,016)	(840)
Proceeds from sale of property and equipment	152	183	123
Increase in short-term and other investments, net	(120)	(245)	(898)
(Increase) decrease in restricted cash, net	52	122	(185)
Other, net	58	(1)	1

Net cash used in investing activities	(2,022)	(1,957)	(1,799)

Cash Flows from Financing Activities:
Payments of long-term debt	(2,185)	(1,392)	(2,367)
Proceeds from issuance of long-term debt	1,423	1,121	152
Principal payments under capital leases	(134)	(125)	(250)
Capitalized financing costs	(103)	(71)	(8)
Proceeds from exercise of stock options	29	17	26
Purchases of treasury stock	(3)	(4)	—
Other	1	—	15

Net cash used in financing activities	(972)	(454)	(2,432)

Net decrease in cash and cash equivalents	(1,550)	(1,476)	(1,823)
Cash and cash equivalents at beginning of year	4,770	6,246	8,069

Cash and cash equivalents at end of year	$3,220	$4,770	$6,246

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2010	328	$3	$7,071	$(31)	$(5,703)	$387	$1,727

Net income	—	—	—	—	840	—	840
Other comprehensive loss	—	—	—	—	—	(804)	(804)
Share-based compensation	—	—	17	—	—	—	17
Proceeds from exercise of stock options	3	—	26	—	—	—	26

Balance at December 31, 2011	331	3	7,114	(31)	(4,863)	(417)	1,806

Net loss	—	—	—	—	(723)	—	(723)
Other comprehensive loss	—	—	—	—	—	(629)	(629)
Share-based compensation	—	—	14	—	—	—	14
Proceeds from exercise of stock options	1	—	17	—	—	—	17
Treasury stock acquisitions	—	—	—	(4)	—	—	(4)

Balance at December 31, 2012	332	3	7,145	(35)	(5,586)	(1,046)	481

Net income	—	—	—	—	571	—	571
Other comprehensive income	—	—	—	—	—	1,654	1,654
Shares issued in exchange for redemption of convertible debt	28	1	240	—	—	—	241
Share-based compensation	—	—	11	—	—	—	11
Proceeds from exercise of stock options	2	—	29	—	—	—	29
Treasury stock acquisitions	—	—	—	(3)	—	—	(3)

Balance at December 31, 2013	362	$4	$7,425	$(38)	$(5,015)	$608	$2,984

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions)

	Year Ended December 31,
	2013	2012	2011
Operating revenue:
Passenger—Mainline	$25,997	$25,804	$25,975
Passenger—Regional	7,125	6,779	6,536

Total passenger revenue	33,122	32,583	32,511
Cargo	882	1,018	1,167
Special revenue item	—	—	107
Other operating revenue	4,283	3,559	3,334

	38,287	37,160	37,119

Operating expense:
Aircraft fuel	12,345	13,138	12,375
Salaries and related costs	8,625	7,945	7,652
Regional capacity purchase	2,419	2,470	2,403
Landing fees and other rent	2,090	1,929	1,928
Aircraft maintenance materials and outside repairs	1,821	1,760	1,744
Depreciation and amortization	1,689	1,522	1,547
Distribution expenses	1,390	1,352	1,435
Aircraft rent	936	993	1,009
Special charges	520	1,323	592
Other operating expenses	5,193	4,677	4,597

	37,028	37,109	35,282

Operating income	1,259	51	1,837

Nonoperating income (expense):
Interest expense	(781)	(823)	(937)
Interest capitalized	49	37	32
Interest income	21	23	20
Miscellaneous, net	89	55	(104)

	(622)	(708)	(989)

Income (loss) before income taxes	637	(657)	848
Income tax expense (benefit)	(17)	4	(2)

Net income (loss)	$654	$(661)	$850

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$654	$(661)	$850

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	21	90	(340)
Employee benefit plans	1,626	(730)	(464)
Investments and other	8	12	(2)
Other	6	—	—

	1,661	(628)	(806)

Total comprehensive income (loss), net	$2,315	$(1,289)	$44

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$3,214	$4,765
Short-term investments	1,901	1,773

Total unrestricted cash, cash equivalents and short-term investments	5,115	6,538
Restricted cash	31	65
Receivables, less allowance for doubtful accounts (2013—$13; 2012—$13)	1,503	1,338
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2013—$162; 2012—$125)	667	695
Deferred income taxes	674	546
Receivables from related parties	—	226
Prepaid expenses and other	705	841

	8,695	10,249

Operating property and equipment:
Owned—
Flight equipment	18,786	17,561
Other property and equipment	3,687	3,269

	22,473	20,830
Less—Accumulated depreciation and amortization	(6,080)	(5,006)

	16,393	15,824

Purchase deposits for flight equipment	706	462

Capital leases—
Flight equipment	1,490	1,484
Other property and equipment	307	235

	1,797	1,719
Less—Accumulated amortization	(849)	(713)

	948	1,006

	18,047	17,292

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2013—$933; 2012—$792)	4,436	4,597
Restricted cash	364	382
Other, net	1,221	1,052

	10,544	10,554

	$37,286	$38,095

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDER’S EQUITY	2013	2012
Current liabilities:
Advance ticket sales	$3,405	$3,360
Frequent flyer deferred revenue	2,369	2,364
Accounts payable	2,092	2,316
Accrued salaries and benefits	1,696	1,763
Current maturities of long-term debt	1,368	1,812
Current maturities of capital leases	117	122
Payables to related parties	114	75
Other	1,064	1,140

	12,225	12,952

Long-term debt	10,020	10,038
Long-term obligations under capital leases	753	792

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,535	2,756
Postretirement benefit liability	1,703	2,614
Pension liability	1,650	2,400
Advanced purchase of miles	1,338	1,537
Deferred income taxes	1,661	1,470
Lease fair value adjustment	626	881
Other	1,552	1,494

	11,065	13,152

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2013 and 2012	—	—
Additional capital invested	7,590	7,611
Accumulated deficit	(4,743)	(5,397)
Accumulated other comprehensive income (loss)	608	(1,053)
Receivable from related parties	(232)	—

	3,223	1,161

	$37,286	$38,095

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$654	$(661)	$850
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities -
Depreciation and amortization	1,689	1,522	1,547
Debt discount and lease fair value amortization	(178)	(239)	(186)
Amortization of capitalized financing costs	73	52	52
Pension and postretirement amortization	42	18	(23)
Special charges, non-cash portion	50	389	46
Deferred income taxes	1	13	(5)
Share-based compensation	11	14	18
Other operating activities	11	4	48
Changes in operating assets and liabilities -
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(415)	(712)	(110)
Increase (decrease) in accounts payable	(265)	285	177
(Increase) decrease in other assets	163	(484)	(200)
Increase (decrease) in other liabilities	(203)	422	263
Increase in receivables	(142)	(21)	(87)
Unrealized (gain) loss on fuel derivatives and change in related pending settlements	(56)	120	(2)
Increase in advance ticket sales	45	246	115
Increase in fuel hedge collateral	—	—	(59)
Increase in intercompany receivables	(5)	(9)	(83)
Increase (decrease) in intercompany payables	(34)	(28)	46

Net cash provided by operating activities	1,441	931	2,407

Cash Flows from Investing Activities:
Capital expenditures	(2,164)	(2,016)	(840)
Proceeds from sale of property and equipment	152	183	123
Increase in short-term and other investments, net	(120)	(240)	(898)
(Increase) decrease in restricted cash, net	52	121	(185)
Other, net	57	—	2

Net cash used in investing activities	(2,023)	(1,952)	(1,798)

Cash Flows from Financing Activities:
Payments of long-term debt	(2,185)	(1,392)	(2,367)
Proceeds from issuance of long-term debt	1,423	1,121	152
Principal payments under capital leases	(134)	(125)	(250)
Capitalized financing costs	(103)	(71)	(8)
Proceeds from exercise of stock options	29	17	26
Other, net	1	(4)	15

Net cash used in financing activities	(969)	(454)	(2,432)

Net decrease in cash and cash equivalents	(1,551)	(1,475)	(1,823)
Cash and cash equivalents at beginning of year	4,765	6,240	8,063

Cash and cash equivalents at end of year	$3,214	$4,765	$6,240

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S EQUITY

(In millions)

	Common Stock	Additional Capital Invested	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Receivable from related parties, net	Total
Balance at December 31, 2010	—	$7,536	$(5,586)	$381	$—	$2,331

Net income	—	—	850	—	—	850
Other comprehensive loss	—	—	—	(806)	—	(806)
Share-based compensation	—	18	—	—	—	18
UAL contribution related to stock plans	—	26	—	—	—	26

Balance at December 31, 2011	—	7,580	(4,736)	(425)	—	2,419

Net loss	—	—	(661)	—	—	(661)
Other comprehensive loss	—	—	—	(628)	—	(628)
Share-based compensation	—	14	—	—	—	14
UAL contribution related to stock plans	—	17	—	—	—	17

Balance at December 31, 2012	—	7,611	(5,397)	(1,053)	—	1,161

Net income	—	—	654	—	—	654
Other comprehensive income	—	—	—	1,661	—	1,661
Income taxes	—	(68)	—	—	—	(68)
Contribution of asset by UAL	—	7	—	—	—	7
Share-based compensation	—	11	—	—	—	11
UAL contribution related to stock plans	—	29	—	—	—	29
Reclassification of related party receivables to equity	—	—	—	—	(232)	(232)

Balance at December 31, 2013	—	$7,590	$(4,743)	$608	$(232)	$3,223

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

UNITED AIRLINES, INC.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of Estimates and Reclassifications—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Certain prior year cash flows from operating activities have been reclassified to conform to the current year presentation.

(b)	Passenger Revenue Recognition—The value of unused passenger tickets is included in current liabilities as advance ticket sales. The Company records passenger ticket sales and tickets sold by other airlines for use on United as passenger revenue when the transportation is provided or upon estimated breakage. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate. When necessary, the Company records a reserve against our interline billings and payables if historical experience indicates that these amounts are different. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date.

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

The Company records an estimate of breakage revenue on the flight date for tickets that will expire unused. These estimates are based on the evaluation of actual historical results and forecasted trends.

The Company recognizes cargo and other revenue as service is provided.

Under our capacity purchase agreements (“CPAs”) with regional carriers, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for selling all of the related seat inventory. We record the passenger revenue and related expenses as separate operating revenue and expense in the consolidated statement of operations.

Accounts receivable primarily consist of amounts due from credit card companies and customers of our aircraft maintenance and cargo transportation services. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analyses. Bad debt expense and write-offs were not material for the years ended December 31, 2013, 2012 and 2011.

(c)	Frequent Flyer Accounting—United has a frequent flyer program that is designed to increase customer loyalty. Program participants earn mileage credits (“miles”) by flying on United and certain other participating airlines. Program participants can also earn miles through purchases from other non-airline partners that participate in United’s loyalty program. We sell miles to these partners, which include credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government imposed fees), discounted or upgraded air travel and non-travel awards. The Company records its obligation for future award redemptions using a deferred revenue model.

Miles Earned in Conjunction with Flights

In the case of the sale of air services, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale representing the value of the related miles as a multiple-deliverable revenue arrangement.

The Company determines the estimated selling price of the air transportation and miles as if each element is sold on a separate basis. The total consideration from each ticket sale is then allocated to each of these elements individually on a pro rata basis. The Company’s estimated selling price of miles is based on the price we sell miles to Star Alliance partners in our reciprocal frequent flyer agreements as the best estimate of selling price for these miles.

On December 9, 2013, US Airways and American Airlines closed their merger transaction and, as a result of the merger transaction, we anticipate US Airways will exit Star Alliance on March 30, 2014. Effective with the exit date of US Airways from Star Alliance, the Company will update its estimated selling price for miles to using the equivalent ticket value less fulfillment discount, as the estimated selling price for miles. The equivalent ticket value used as the basis for the estimated selling price of miles is based on the prior 12 months’ weighted average equivalent ticket value of similar fares as those used to settle award redemptions while taking into consideration such factors as redemption pattern, cabin class and geographic region. Management believes this change is a change in estimate, and as such, the change will be applied on a prospective basis. The estimated impact of this change on consolidated revenue is not expected to be material in 2014.

Co-branded Credit Card Partner Mileage Sales

United also has a significant contract to sell frequent flyer miles to its co-branded credit card partner, Chase Bank USA, N.A. (“Chase”). On June 9, 2011, this contract was modified and United entered into The Consolidated Amended and Restated Co-Branded Card Marketing Services Agreement (the “Co-Brand Agreement”) with Chase.

United identified five revenue elements in the Co-Brand Agreement: the air transportation element represented by the value of the mile (generally resulting from its redemption for future air transportation and whose fair value is described above); use of the United brand and access to frequent flyer member lists; advertising; baggage services; and airport lounge usage (together, excluding “the air transportation element”, the “marketing-related deliverables”).

The fair value of the elements is determined using management’s estimated selling price of each element. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Co-Brand Agreement in order to determine the allocation of proceeds to each of the multiple elements to be delivered. The method for determining the selling price of the mile component is changing March 30, 2014, as described above. We also evaluate volumes on an annual basis, which may result in a change in the allocation of estimated selling price on a prospective basis.

The Company records passenger revenue related to the air transportation element when the transportation is delivered. The other elements are generally recognized as Other operating revenue when earned.

Expiration of Miles

The Company accounts for miles sold and awarded that will never be redeemed by program members, which we refer to as breakage. The Company reviews its breakage estimates annually based upon the latest available information regarding redemption and expiration patterns. The Company re-evaluated its population breakage estimates for a portion of its miles, which were previously not subject to an expiration policy, and increased the estimate of miles in the population expected to ultimately expire.

The Company’s estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the programs. Effective March 30, 2014, the Company will incorporate a fulfillment discount into its best estimate of selling price which incorporates the expected redemption of miles.

Other Information

The following table provides additional information related to the frequent flyer program (in millions):

Year Ended December 31,	Cash Proceeds from Miles Sold	Other Revenue Recognized Upon Award of Miles to Third-Party Customers (a)	Increase in Frequent Flyer Deferred Revenue for Miles Awarded (b)	Increase (Decrease) in Advanced Purchase of Miles (c)
2013	$2,903	$903	$2,174	$(174)
2012	2,852	816	2,036	—
2011	3,121	566	2,357	198

(a) This amount represents other revenue recognized during the period from the sale of miles to third parties, representing the marketing-related deliverable services component of the sale.
(b) This amount represents the increase to frequent flyer deferred revenue during the period.
(c) This amount represents the net increase (decrease) in the advance purchase of miles obligation due to cash payments for the sale of miles in excess of (less than) miles awarded to customers.

(d)	Cash and Cash Equivalents and Restricted Cash— Highly liquid investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents.

Restricted cash primarily includes cash collateral associated with workers’ compensation obligations, reserves for institutions that process credit card ticket sales and cash collateral received from fuel hedge counterparties. Restricted cash is classified as short-term or long-term in the consolidated balance sheets based on the expected timing of return of the assets to the Company. Airline industry practice includes classification of restricted cash flows as either investing cash flows or operating cash flows. Cash flows related to restricted cash activity are classified as investing activities because the Company considers restricted cash arising from these activities similar to an investment.

(e)	Short-term Investments—Short-term investments are classified as available-for-sale and are stated at fair value. Realized gains and losses on sales of investments are reflected in nonoperating income (expense) in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income/loss.

(f)	Aircraft Fuel, Spare Parts and Supplies—The Company accounts for aircraft fuel, spare parts and supplies at average cost and provides an obsolescence allowance for aircraft spare parts and supplies.

(g)	Property and Equipment—The Company records additions to owned operating property and equipment at cost when acquired. Property under capital leases and the related obligation for future lease payments are recorded at an amount equal to the initial present value of those lease payments. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized as property and equipment. It is the Company’s policy to record compensation from delays in delivery of aircraft as a reduction of the cost of the related aircraft.

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

Estimated Useful Life (in years)
Aircraft and related rotable parts	25 to 30
Buildings	25 to 45
Other property and equipment	4 to 15
Computer software	5
Building improvements	1 to 40

As of December 31, 2013 and 2012, the Company had a carrying value of computer software of $290 million and $302 million, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company’s depreciation expense related to computer software was $72 million, $81 million and $133 million, respectively. Aircraft and aircraft parts were assumed to have residual values with a range of 10% to 11% of original cost, depending on type, and other categories of property and equipment were assumed to have no residual value.

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

(i)	Lease Fair Value Adjustments—Lease fair value adjustments, which arose from recording operating leases at fair value under fresh start accounting or the Merger, are amortized on a straight line basis over the related lease term.

(j)	Regional Capacity Purchase—Payments made to regional carriers under CPAs are reported in Regional capacity purchase in our consolidated statements of operations.

(k)	Advertising—Advertising costs, which are included in Other operating expenses, are expensed as incurred. Advertising expenses were $178 million, $154 million and $142 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(l)	Intangibles—The Company has finite-lived and indefinite-lived intangible assets, including goodwill. As of December 31, 2013, goodwill represents the excess purchase price over the fair values of tangible and identifiable intangible assets acquired and liabilities assumed from Continental in the Merger. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs. See Notes 2 and 17 for additional information related to intangibles.

(m)	Long-Lived Asset Impairments—The Company evaluates the carrying value of long-lived assets and intangible assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. For purposes of this testing, the Company has generally identified the aircraft fleet type as the lowest level of identifiable cash flows for purposes of testing aircraft for impairment. An impairment charge is recognized when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value. See Note 17 for information related to asset impairments.

(n)	Share-Based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Obligations for restricted stock units (“RSUs”) are remeasured at fair value throughout the requisite service period on the last day of each reporting period based upon UAL’s stock price. In addition to the service requirement, certain RSUs have performance metrics that must be achieved prior to vesting. These awards are accrued based on the expected level of achievement at each reporting period. A cumulative adjustment is recorded on the last day of each reporting period to adjust compensation expense based on both UAL’s stock price and the then current level of expected performance achievement for the performance-based awards. See Note 5 for additional information on UAL’s share-based compensation plans.

(o)	Ticket Taxes—Certain governmental taxes are imposed on the Company’s ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis (excluded from operating revenue).

(p)	Retirement of Leased Aircraft—The Company accrues for estimated lease costs over the remaining term of the lease at the present value of future minimum lease payments, net of estimated sublease rentals (if any), in the period that aircraft are permanently removed from service. When reasonably estimable and probable, the Company estimates maintenance lease return condition obligations for items such as minimum aircraft and engine conditions specified in leases and accrues these amounts over the lease term while the aircraft are operating, and any remaining unrecognized estimated obligations are accrued in the period that an aircraft is removed from service.

(q)	Uncertain Income Tax Positions—The Company has recorded reserves for income taxes and associated interest that may become payable in future years. Although management believes that its positions taken on income tax matters are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. See Note 7 for further information related to uncertain income tax positions.

(r)	Labor Costs—The Company records expenses associated with amendable labor agreements when the employee group has earned the compensation and the amounts are probable and estimable. These include costs associated with lump sum cash payments that would be made in conjunction with the ratification of labor agreements. To the extent these upfront costs are in lieu of future pay increases, they would be capitalized and amortized over the term of the labor agreements. If not, these amounts would be expensed once earned and when they become probable and estimable.

(s)	Third-Party Business—The Company has third-party business revenue that includes fuel sales, catering, ground handling, maintenance services and frequent flyer award non-air redemptions, and third-party business revenue is recorded in other revenue. The Company has a contract to sell aircraft fuel to a third party which is earnings-neutral but results in revenue and expense, specifically cost of sale which is unrelated to the operation of the airline. The Company also incurs third-party business expenses, such as maintenance, ground handling and catering services for third parties, fuel sales and non-air mileage redemptions, and those third-party business expenses are recorded in Other operating expenses.

(t)	Related party receivables—United has receivables from affiliates of $232 million that are classified against stockholder’s equity as of December 31, 2013 as a result of an anticipated distribution of the amount via an equity transaction planned in early 2014.

(u)	Recently Issued Accounting Standards—In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Some of the key amendments require the Company to present, either on the face of the statement of operations or in the notes to the consolidated financial statements, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for the Company’s annual and interim periods beginning January 1, 2013, and the required disclosures are included in Note 6 of this report.

NOTE 2 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents information about the Company’s goodwill and other intangible assets at December 31 (in millions):

		2013		2012
Item	Asset life (a)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$4,523		$4,523

Finite-lived intangible assets
Airport slots and gates	8	$98	$88	$99	$75
Hubs	20	145	59	145	52
Patents and tradenames	3	108	108	108	99
Frequent flyer database (b)	22	1,177	536	1,177	447
Contracts	13	167	86	167	75
Other	25	109	56	109	44

Total		$1,804	$933	$1,805	$792

Indefinite-lived intangible assets
Airport slots and gates		$963		$981
Route authorities		1,605		1,606
Tradenames and logos		593		593
Alliances		404		404

Total		$3,565		$3,584

(a) Weighted average life expressed in years.

(b) The frequent flyer database is amortized based on an accelerated amortization schedule to reflect utilization of the assets. Estimated cash flows correlating to the expected attrition rate of customers in the frequent flyer database is considered in the determination of the amortization schedules.

Amortization expense in 2013, 2012 and 2011 was $142 million, $121 million and $169 million, respectively. Projected amortization expense in 2014, 2015, 2016, 2017 and 2018 is $128 million, $106 million, $92 million, $81 million and $72 million, respectively.

See Note 17 for information related to impairment of intangible assets.

NOTE 3 - COMMON STOCKHOLDERS’ EQUITY AND PREFERRED SECURITIES

At December 31, 2013, approximately 44 million shares of UAL’s common stock were reserved for future issuance related to the conversion of convertible debt securities and the issuance of equity based awards under the Company’s incentive compensation plans.

As of December 31, 2013, UAL had two shares of junior preferred stock (par value $0.01 per share) outstanding. In addition, UAL is authorized to issue 250 million shares of preferred stock (without par value) under UAL’s amended and restated certificate of incorporation.

In January and February 2014, holders of substantially all of the remaining $156 million outstanding principal amount of the 4.5% Senior Limited-Subordination Convertible Notes due 2021 (the “4.5% Notes”) exercised their right to convert such notes into shares of UAL common stock at a conversion rate of 30.6419 shares of UAL common stock per $1,000 principal amount of 4.5% Notes. See Note 11 for information related to exercises of the 4.5% Notes.

NOTE 4 - EARNINGS (LOSS) PER SHARE

The computations of UAL’s basic and diluted earnings (loss) per share and the number of securities that have been excluded from the computation of diluted earnings per share amounts because they were antidilutive are set forth below (in millions, except per share amounts):

	2013	2012	2011
Basic earnings (loss) per share:
Net income (loss)	$571	$(723)	$840
Less: Income allocable to participating securities	(2)	—	(3)

Earnings (loss) available to common stockholders	$569	$(723)	$837

Basic weighted-average shares outstanding	348	331	329

Earnings (loss) per share, basic	$1.64	$(2.18)	$2.54

Diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$569	$(723)	$837
Effect of dilutive securities	26	—	27

Earnings (loss) available to common stockholders including the effect of dilutive securities	$595	$(723)	$864

Diluted shares outstanding:
Basic weighted-average shares outstanding	348	331	329
Effect of convertible notes	42	—	52
Effect of employee stock options	—	—	2

Diluted weighted-average shares outstanding	390	331	383

Earnings (loss) per share, diluted	$1.53	$(2.18)	$2.26

Potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and stock options	3	5	6
Convertible notes	4	61	15

	7	66	21

See Note 11 for information related to the exchange of shares for redemption of convertible debt.

NOTE 5 - SHARE-BASED COMPENSATION PLANS

UAL maintains several share-based compensation plans. These plans provide for grants of qualified and non-qualified stock options, stock appreciation rights, restricted stock awards, RSUs, performance compensation awards, performance units, cash incentive awards and other types of equity-based and equity-related awards.

All awards are recorded as equity or a liability in the Company’s consolidated balance sheets. The share-based compensation expense is directly recorded in salaries and related costs or integration-related expense.

In February 2013, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.5 million shares of restricted stock and 0.5 million of RSUs that vest pro-rata over three years on the anniversary of the grant date. The time vested RSUs are cash-settled based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. In addition, UAL granted 1.3 million RSUs that will vest based on UAL’s return on invested capital for the three years ending December 31, 2015. If this performance condition is achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the RSUs as liability awards.

The following table provides information related to UAL’s share-based compensation plan cost for the years ended December 31 (in millions):

	2013	2012	2011
Compensation cost: (a)
RSUs	$88	$37	$18
Restricted stock	11	13	12
Share-based awards converted to cash awards	1	6	19
Stock options	—	1	5

Total	$100	$57	$54

(a) All compensation cost is recorded to Salaries and related costs, with the exception of $9 million, $9 million and $17 million in 2013, 2012 and 2011, respectively, that was recorded in integration-related costs as a component of special charges.

The table below summarizes UAL’s unearned compensation and weighted-average remaining period to recognize costs for all outstanding share-based awards for the year ended December 31, 2013 (in millions, except as noted):

	Unearned Compensation	Weighted- Average Remaining Period (in years)
RSUs	$36	1.3
Restricted stock	8	1.4
Stock options	—	0.6

Total	$44

RSUs and Restricted Stock. All outstanding RSUs are settled in cash. As of December 31, 2013, UAL had recorded a liability of $118 million related to its RSUs. UAL paid $29 million, $35 million and $57 million related to its share-based liabilities during 2013, 2012 and 2011, respectively.

The table below summarizes UAL’s RSUs and restricted stock activity for the years ended December 31 (shares in millions):

	RSUs	Restricted Stock	Weighted- Average Grant Price
Non-vested at December 31, 2010	—	1	$17.20
Granted	4	1	23.87
Vested	—	(1)	22.26
Surrendered	(1)	—	23.95

Non-vested at December 31, 2011	3	1	23.33
Granted	2	1	24.01
Vested	—	(1)	23.05
Surrendered	(1)	—	24.01

Non-vested at December 31, 2012	4	1	23.94
Granted	2	1	25.98
Vested	(1)	(1)	23.93
Surrendered	—	—	24.76

Non-vested at December 31, 2013	5	1	25.02

The fair value of RSUs and restricted stock vested in 2013, 2012 and 2011 was $22 million, $27 million and $7 million, respectively. The fair value of the restricted stock awards was primarily based upon the UAL common stock price on the date of grant. These awards are accounted for as equity awards. The fair value of the RSUs was based on the UAL common stock price as of the last day preceding the settlement date. These awards were accounted for as liability awards. Restricted stock vesting and the recognition of the expense is similar to the stock option vesting described below.

Stock Options. UAL has not granted any stock options since 2010. Historically, stock options were awarded with exercise prices equal to the fair market value of UAL’s common stock on the date of grant. UAL stock options generally vest over a period of either three or four years and have a contractual life of 10 years. The Continental stock options assumed by UAL at the Merger generally have an original contractual life of five years (management level employee options) or 10 years (outside directors). Expense related to each portion of an option grant is recognized on a straight-line basis over the specific vesting period for those options.

The table below summarizes UAL stock option activity for the years ended December 31 (in millions, except as noted):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	11	$21.70
Exercised	(2)	10.77		$33
Surrendered	(2)	29.07

Outstanding at December 31, 2011	7	23.80
Exercised	(1)	12.42		14
Surrendered	(1)	30.50

Outstanding at December 31, 2012	5	25.60
Exercised	(2)	16.28		27
Surrendered	—	27.49

Outstanding at December 31, 2013	3	31.63	2.2	18

Exercisable at December 31, 2013	3	32.00	2.2	16

The fair value of options is determined at the grant date, and at the Merger date in the case of Continental options, using a Black Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on UAL’s common stock was assumed to be zero since UAL did not have any plans to pay dividends at the time of the option grants.

The volatility assumptions were based upon historical volatilities of UAL and other comparable airlines whose shares are traded using daily stock price returns equivalent to the contractual term of the option. In addition, implied volatility data for both UAL and other comparable airlines, using current exchange-traded options, was utilized.

The expected lives of the options were determined based upon either a simplified assumption that the option will be exercised evenly from vesting to expiration or estimated using historical experience for the assumed options. The terms of certain awards do not provide for the acceleration of vesting upon retirement. In addition, certain awards and the assumed options awarded to employees that are retirement eligible either at the grant date or within the vesting period are considered vested at the respective retirement eligibility date.

NOTE 6 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss) (“AOCI”), net of tax (in millions):

UAL (a)	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost		Unrealized Gains (Losses) on Derivatives	Other	Total
Balance at December 31, 2010	$152		$240	$(5)	$387

Other comprehensive loss before reclassifications	(440)		163	—	(277)
Amounts reclassified from accumulated other comprehensive income	(24)		(503)	—	(527)

Net current-period other comprehensive income (loss)	(464)		(340)	—	(804)

Balance at December 31, 2011	$(312)		$(100)	$(5)	$(417)

Other comprehensive loss before reclassifications	(747)		(51)	11	(787)
Amounts reclassified from accumulated other comprehensive income	17		141	—	158

Net current-period other comprehensive income (loss)	(730)		90	11	(629)

Balance at December 31, 2012	$(1,042)		$(10)	$6	$(1,046)

Other comprehensive income before reclassifications	1,584	(b)	39	7	1,630
Amounts reclassified from accumulated other comprehensive income	42		(18)	—	24

Net current-period other comprehensive income (loss)	1,626		21	7	1,654

Balance at December 31, 2013	$584		$11	$13	$608

Details about AOCI Components	Amount Reclassified from AOCI to Income			Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
	2013	2012	2011
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of (gains) losses into earnings (c)	$(18)	$141	$(503)	Aircraft fuel
Amortization of pension and post-retirement items
Amortization of unrecognized (gains) losses and prior service cost and the effect of curtailments and settlements (c) (d)	$42	$17	$(24)	Salaries and related costs

(a) UAL and United amounts are substantially the same except for an additional $6 million of income tax benefit at United in 2013. In addition, United had additional (losses) gains related to investments and other of $(2) million, $1 million and $1 million in 2011, 2012 and 2013, respectively.

(b) For 2013, prior service credits increased by $331 million and actuarial gains increased by approximately $1.3 billion. Amounts for 2012 and 2011 were not material.

(c)	Income tax expense offset by Company’s valuation allowance.

(d) This accumulated other comprehensive income component is included in the computation of net periodic pension costs (see Note 8 of this report for additional details).

NOTE 7 - INCOME TAXES

The significant components of the income tax expense (benefit) are as follows (in millions):

2013	UAL	United
Current	$(18)	$(18)
Deferred	(14)	1

	$(32)	$(17)

2012
Current	$(14)	$(9)
Deferred	13	13

	$(1)	$4

2011
Current	$11	$3
Deferred	(6)	(5)

	$5	$(2)

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows (in millions):

Year ended December 31, 2013	UAL	United
Income tax provision at statutory rate	$189	$223
State income taxes, net of federal income tax	5	5
Foreign income taxes	3	3
Nondeductible employee meals	15	15
Nondeductible interest expense	—	—
Derivative market adjustment	—	(24)
Nondeductible compensation	3	3
State rate change	(33)	(33)
Valuation allowance	(219)	(229)
Other, net	5	20

	$(32)	$(17)

Year ended December 31, 2012
Income tax provision at statutory rate	$(253)	$(230)
State income taxes, net of federal income tax	(15)	(7)
Foreign income taxes	7	7
Nondeductible employee meals	12	12
Nondeductible interest expense	19	19
Derivative market adjustment	—	(15)
Nondeductible compensation	5	5
Valuation allowance	234	223
Other, net	(10)	(10)

	$(1)	$4

Year Ended December 31, 2011
Income tax provision at statutory rate	$298	$299
State income taxes, net of federal income tax	(19)	(17)
Nondeductible acquisition costs	(17)	(17)
Nondeductible employee meals	12	12
Nondeductible interest expense	13	13
Derivative market adjustment	—	10
Nondeductible compensation	9	10
Valuation allowance	(294)	(315)
Other, net	3	3

	$5	$(2)

State tax benefit recorded in 2011 resulted from certain adjustments to existing state tax net operating losses, and such benefit was fully offset by an increase in the valuation allowance.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows (in millions):

	UAL		United
	December 31,		December 31,
	2013	2012	2013	2012
Deferred income tax asset (liability):
Federal and state net operating loss (“NOL”) carryforwards	$3,221	$3,025	$3,158	$2,957
Frequent flyer deferred revenue	2,254	2,425	2,254	2,426
Employee benefits, including pension, postretirement, medical and the Pension Benefit Guaranty Corporation (“PBGC”) notes	1,701	2,488	1,701	2,491
Lease fair value adjustment	123	259	123	259
AMT credit carryforwards	233	251	233	251
Other assets	217	947	217	882
Less: Valuation allowance	(3,806)	(4,603)	(3,776)	(4,503)

Total deferred tax assets (a)	$3,943	$4,792	$3,910	$4,763

Depreciation, capitalized interest and other	$(3,201)	$(3,705)	$(3,201)	$(3,702)
Intangibles	(1,585)	(1,578)	(1,585)	(1,579)
Other liabilities	(144)	(509)	(111)	(406)

Total deferred tax liabilities	$(4,930)	$(5,792)	$(4,897)	$(5,687)

Net deferred tax liability (a)	$(987)	$(1,000)	$(987)	$(924)

(a) During 2013, UAL identified adjustments to the components of the deferred taxes. As a result of this analysis, changes in deferred tax assets and liabilities occurred, and are reflected in 2013 deferred tax balances. UAL and United increased their valuation allowance to reflect these adjustments by $84 million and $163 million, respectively. United separately identified an adjustment of $68 million to increase its deferred tax liability with an offset to United-only equity to correct an error made in prior years. This item did not affect the consolidated accounts of UAL. It was corrected in the current period as it was not considered material to United’s prior year reported financial position.

United and its domestic consolidated subsidiaries file a consolidated federal income tax return with UAL. Under an intercompany tax allocation policy, United and its subsidiaries compute, record and pay UAL for their own tax liability as if they were separate companies filing separate returns. In determining their own tax liabilities, United and each of its subsidiaries take into account all tax credits or benefits generated and utilized as separate companies and they are each compensated for the aforementioned tax benefits only if they would be able to use those benefits on a separate company basis.

In addition to the deferred tax assets listed in the table above, UAL has an $800 million unrecorded tax benefit at December 31, 2013, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for UAL’s common stock issued to certain unsecured creditors and employees pursuant to UAL Corporation’s Chapter 11 bankruptcy protection. This unrecorded tax benefit is accounted for by analogy to Accounting Standards Codification Topic 718 which requires recognition of the tax benefit to be deferred until it is realized as a reduction of taxes payable. Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future income and is incorporated into the disclosed amounts of our federal and state NOL carryforwards, which are discussed below.

The federal and state NOL carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carryforwards of $10.9 billion for UAL (including the NOLs discussed in the preceding paragraph). If not utilized these federal pre-tax NOLs will expire as follows (in billions): $1.4 in 2022, $1.9 in 2023, $2.4 in 2024, $2.0 in 2025 and $3.2 after 2025. In addition, the majority of state tax benefits of the net operating losses of $168 million for UAL expires over a five to 20-year period.

Both UAL Corporation and Continental experienced an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the Merger. However, the Company does not expect these ownership changes to significantly limit its ability to use its NOL and alternative minimum tax (“AMT”) credit carryforwards in the carryforward period because the size of the limitation exceeds our NOL and AMT credit carryforwards.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses available positive and negative evidence regarding the realizability of its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. To form a conclusion, management considers positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies, and negative evidence such as current period and cumulative losses. Although the Company was not in a three-year cumulative loss position at the end of 2013, management determined that the loss in 2012, the overall modest level of cumulative pretax income in the three years ended December 31, 2013 of 0.6% of total revenues in that period and the uncertainty associated with projecting future taxable income supported the conclusion that the valuation allowance was still necessary. Management will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of the valuation allowance.

The December 31, 2013 valuation allowances of $3.8 billion for both UAL and United, if reversed in future years will reduce income tax expense. The current valuation allowance reflects decreases from December 31, 2012 of $797 million and $727 million for UAL and United, respectively, including amounts charged directly to other comprehensive income.

The Company’s unrecognized tax benefits related to uncertain tax positions were $14 million, $19 million and $24 million at 2013, 2012 and 2011, respectively. Included in the ending balance at 2013 is $12 million that would affect the Company’s effective tax rate if recognized. The Company does not expect significant increases or decreases in their unrecognized tax benefits within the next twelve months.

There are no significant amounts included in the balance at December 31, 2013 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company records penalties and interest relating to uncertain tax positions in Other operating expense and Interest expense, respectively, in its consolidated statements of operations. The Company has not recorded any significant expense or liabilities related to interest or penalties in its consolidated financial statements.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits related to the Company’s uncertain tax positions (in millions):

	2013	2012	2011
Balance at January 1,	$19	$24	$32
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	—	(12)	—
Increase (decrease) in unrecognized tax benefits as a result of tax positions taken during a prior period	—	8	(9)
Decrease in unrecognized tax benefits relating from a lapse of the statute of limitations	(5)	(1)	—
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	—	—	1

Balance at December 31,	$14	$19	$24

The Company’s federal income tax returns for tax years after 2002 remain subject to examination by the Internal Revenue Service (“IRS”) and state taxing jurisdictions. Continental’s federal income tax returns for tax years after 2001 remain subject to examination by the IRS and state taxing jurisdictions. In 2013, the IRS concluded an audit of 2010 through 2011 for UAL without any material adjustments to the financial statements.

NOTE 8 - PENSION AND OTHER POSTRETIREMENT PLANS

The following summarizes the significant pension and other postretirement plans of United:

Pension Plans

United maintains two primary defined benefit pension plans, one covering certain pilot employees and another covering certain U.S. non-pilot employees. Each of these plans provide benefits based on a combination of years of benefit accruals service and an employee’s final average compensation. Additional benefit accruals were frozen under the plan covering certain pilot employees during 2005 and management and administrative employees as of December 31, 2013 at which time any existing accrued benefits for those employees were preserved. Benefit accruals for certain non-pilot employees under its other primary defined benefit pension plan continue. United maintains additional defined benefit pension plans, which cover certain international employees.

Other Postretirement Plans

We maintain postretirement medical programs which provide medical benefits to certain retirees and eligible dependents, as well as life insurance benefits to certain retirees participating in the plan. Benefits provided are subject to applicable contributions, co-payments, deductible and other limits as described in the specific plan documentation.

During 2013, the Company experienced significant changes in its benefit obligations related to its primary defined benefit pension plans and postretirement medical programs. The significant changes resulted from the reduction or elimination of benefits for certain work groups including elimination of the postretirement medical benefits for all management and administrative employees and only those International Association of Machinists (“IAM”) employees with less than 20 years of service. Additionally, future accruals for defined benefit pension benefits for management and administrative employees were eliminated effective December 31, 2013. All of these changes are reflected in the December 31, 2013 obligation. In addition, certain key actuarial changes resulted in an additional net reduction of the pension and postretirement medical benefit obligations, principally market increases in discount rates, changes in participation and retirement rates for retiree medical plans (driven primarily by the actual experience in pilot retirement rates resulting from a change of the mandatory pilot retirement age to 65), partially offset by increases in anticipated salary scale for the pension plan, and an increase in health care trend rates for postretirement medical plans.

Changes in benefits that either qualified as curtailments (which reduced prior actuarial losses) or negative plan amendments are detailed in the tables below. Actuarial assumption changes are reflected as a component of the net actuarial gains/(losses) during 2013. These amounts will be amortized over the average remaining service life of the covered active employees or the average life expectancy of inactive participants and will reduce 2013 pension and retiree medical expense as described below.

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in these financial statements for the defined benefit and other postretirement plans (in millions):

	Pension Benefits
	Year Ended December 31, 2013	Year Ended December 31, 2012
Accumulated benefit obligation:	$3,383	$3,978

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,526	$3,708
Service cost	121	99
Interest cost	191	184
Actuarial (gain) loss	(464)	702
Gross benefits paid and settlements	(269)	(162)
Curtailments	(84)	—
Other	(21)	(5)

Projected benefit obligation at end of year	$4,000	$4,526

Change in plan assets:
Fair value of plan assets at beginning of year	$2,157	$1,868
Actual gain on plan assets	239	223
Employer contributions	277	228
Gross benefits paid and settlements	(269)	(162)
Other	(7)	—

Fair value of plan assets at end of year	$2,397	$2,157

Funded status—Net amount recognized	$(1,603)	$(2,369)

	Pension Benefits
	December 31, 2013	December 31, 2012
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$49	$35
Current liability	(2)	(4)
Noncurrent liability	(1,650)	(2,400)

Total liability	$(1,603)	$(2,369)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss	$(162)	$(826)
Prior service credit	—	2

Total accumulated other comprehensive loss	$(162)	$(824)

	Other Postretirement Benefits
	Year Ended December 31, 2013	Year Ended December 31, 2012
Change in benefit obligation:
Benefit obligation at beginning of year	$2,743	$2,541
Service cost	52	50
Interest cost	110	124
Plan participants’ contributions	67	77
Actuarial (gain) loss	(640)	110
Federal subsidy	7	13
Plan amendments	(331)	22
Curtailments	8	—
Gross benefits paid	(197)	(194)

Benefit obligation at end of year	$1,819	$2,743

Change in plan assets:
Fair value of plan assets at beginning of year	$58	$58
Actual return on plan assets	1	1
Employer contributions	128	116
Plan participants’ contributions	67	77
Benefits paid	(197)	(194)

Fair value of plan assets at end of year	57	58

Funded status—Net amount recognized	$(1,762)	$(2,685)

	Other Postretirement Benefits
	December 31, 2013	December 31, 2012
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(59)	$(71)
Noncurrent liability	(1,703)	(2,614)

Total liability	$(1,762)	$(2,685)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial gain (loss)	$555	$(79)
Prior service credit (cost)	306	(24)

Total accumulated other comprehensive income (loss)	$861	$(103)

The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets at December 31 (in millions):

	2013	2012
Projected benefit obligation	$3,820	$4,387
Accumulated benefit obligation	3,245	3,869
Fair value of plan assets	2,176	1,991

Net periodic benefit cost for the years ended December 31 included the following components (in millions):

	2013		2012		2011
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$121	$52	$99	$50	$88	$47
Interest cost	191	110	184	124	178	127
Expected return on plan assets	(163)	(2)	(138)	(2)	(140)	(2)
Curtailment loss	2	2	—	—	—	—
Amortization of prior service credits	—	(3)	(1)	—	(2)	—
Settlement (gain) loss	(10)	—	1	—	1	—
Amortization of unrecognized actuarial (gain) loss	48	3	21	(3)	(20)	(2)

Net periodic benefit cost	$189	$162	$166	$169	$105	$170

The estimated amounts that will be amortized in 2014 for actuarial (gains) losses are as follows (in millions):

	Pension Benefits	Other Postretirement Benefits
Actuarial (gain) loss to be reclassified from accumulated other comprehensive income into net periodic benefit cost	$9	$(46)

The assumptions used for the benefit plans were as follows:

	Pension Benefits
Assumptions used to determine benefit obligations	2013	2012
Discount rate	5.09%	4.19%
Rate of compensation increase	3.49%	2.49%

Assumptions used to determine net expense
Discount rate	4.48%	5.02%
Expected return on plan assets	7.56%	7.54%
Rate of compensation increase	2.48%	2.48%

	Other Postretirement Benefits
Assumptions used to determine benefit obligations	2013	2012
Discount rate	4.94%	4.12%

Assumptions used to determine net expense
Discount rate	4.12%	4.92%
Expected return on plan assets	4.00%	4.00%
Health care cost trend rate assumed for next year	7.25%	6.75%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2020)	5.00%	5.00%

The Company selected the 2013 discount rate for each of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2013, that would provide the necessary cash flows to match projected benefit payments.

We develop our expected long-term rate of return assumption for such plans based on historical experience and by evaluating input from the trustee managing the plans’ assets. Our expected long-term rate of return on plan assets for these plans is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Plan fiduciaries regularly review our actual asset allocation and the pension plans’ investments are periodically rebalanced to our targeted allocation when considered appropriate. United’s plan assets are allocated within the following guidelines:

	Percent of Total	Expected Long-Term Rate of Return

Equity securities	42-52%	9.5%
Fixed-income securities	26-34	5.5
Alternatives	15-21	7.5
Other	3-7	4.5

One-hundred percent of other postretirement plan assets are invested in a deposit administration fund.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement plans. A 1% change in the assumed health care trend rate for the Company would have the following additional effects (in millions):

	1% Increase	1% Decrease
Effect on total service and interest cost for the year ended December 31, 2013	$21	$(17)
Effect on postretirement benefit obligation at December 31, 2013	213	(186)

A one percentage point decrease in the weighted average discount rate would increase the postretirement benefit liability by approximately $203 million and increase the estimated 2013 benefits expense by approximately $10 million.

Fair Value Information. Accounting standards require us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1	Unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value
Level 2	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs
Level 3	Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities

The following tables present information about the United’s pension and other postretirement plan assets at December 31 (in millions):

	2013				2012
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity securities funds	$1,158	$389	$769	$—	$1,034	$383	$651	$—
Fixed-income securities	702	—	698	4	611	—	609	2
Alternatives	405	—	199	206	394	—	234	160
Insurance contract	26	—	—	26	36	—	—	36
Other investments	106	—	106	—	82	—	82	—

Total	$2,397	$389	$1,772	$236	$2,157	$383	$1,576	$198

Other Postretirement Benefit Plan Assets:
Deposit administration fund	$57	$—	$—	$57	$58	$—	$—	$58

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

Alternatives. Alternative investments consist primarily of investments in hedge funds, real estate and private equity interests.

Other investments. Other investments consist primarily of investments in currency and commodity commingled funds.

The reconciliation of United’s defined benefit plan assets measured at fair value using unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012 is as follows (in millions):

	2013	2012
Balance at beginning of year	$256	$249
Actual return on plan assets:
Sold during the year	15	—
Held at year end	7	(47)
Purchases, sales, issuances and settlements (net)	15	54

Balance at end of year	$293	$256

Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. United’s contributions reflected above have satisfied its required contributions through the 2013 calendar year. Expected 2014 employer contributions to all of United’s pension and postretirement plans are $288 million and $120 million, respectively.

The estimated future benefit payments, net of expected participant contributions, in United’s pension plans and other postretirement benefit plans as of December 31, 2013 are as follows (in millions):

	Pension	Other Postretirement	Other Postretirement— subsidy receipts
2014	$247	$122	$6
2015	259	123	7
2016	265	126	7
2017	271	129	8
2018	268	132	9
Years 2019 – 2023	1,435	717	53

Defined Contribution Plans

Depending upon the employee group, employer contributions consist of matching contributions and/or non-elective employer contributions. United’s employer contribution percentages vary from 1% to 16% of eligible earnings depending on the terms of each plan. United recorded contributions to its defined contribution plans of $433 million, $330 million and $291 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Multi-Employer Plans

United’s participation in the IAM National Pension Plan (“IAM Plan”) for the annual period ended December 31, 2013 is outlined in the table below. There have been no significant changes that affect the comparability of 2013 and 2012 contributions. The risks of participating in these multi-employer plans are different from single-employer plans, as United may be subject to additional risks that others do not meet their obligations, which in certain circumstances could revert to United. The IAM Plan reported $351 million in employers’ contributions for the year ended December 31, 2012. For 2012, the Company’s contributions to the IAM Plan represented more than 5% of total contributions to the IAM Plan.

Pension Fund	IAM National Pension Fund
EIN/ Pension Plan Number	51-6031295 - 002
Pension Protection Act Zone Status (2013 and 2012)*	Green Zone
FIP/RP Status Pending/Implemented	No
United’s Contributions	$38 million, $36 million and $34 million in the years ended December 31, 2013, 2012 and 2011, respectively
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	N/A

* Plans in the green zone are at least 80 percent funded.

At the date the financial statements were issued, Forms 5500 were not available for the plan year ending in 2013.

Profit Sharing

Substantially all employees participated in profit sharing plans, which depending on the workgroup, pay from 5% to 20%, of total pre-tax earnings, excluding special items and share-based compensation expense, to eligible employees when pre-tax profit, excluding special items, profit sharing expense and share-based compensation program expense, exceeds $10 million. Eligible U.S. co-workers in each participating work group received a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic workgroups. The international profit sharing plan paid eligible non-U.S. co-workers the same percentage of eligible pay that is calculated under the U.S. profit sharing plan for management and administrative employees. Profit sharing expense is recorded as a component of salaries and related costs in the consolidated statements of operations.

The Company recorded profit sharing and related payroll tax expense of $190 million, $119 million and $265 million in 2013, 2012 and 2011, respectively. Profit sharing expense is recorded as a component of salaries and related costs in the consolidated statements of operations.

NOTE 9 - FAIR VALUE MEASUREMENTS

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

The table below presents disclosures about the fair value of financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements as of December 31 (in millions):

	2013				2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$3,220	$3,220	$—	$—	$4,770	$4,770	$—	$—
Short-term investments:
Asset-backed securities	694	—	694	—	715	—	715	—
Corporate debt	685	—	685	—	537	—	537	—
Certificates of deposit placed through an account registry service (“CDARS”)	301	—	301	—	367	—	367	—
Auction rate securities	105	—	—	105	116	—	—	116
U.S. government and agency notes	38	—	38	—	12	—	12	—
Other fixed income securities	78	—	78	—	26	—	26	—
Enhanced equipment trust certificates (“EETC”)	61	—	—	61	63	—	—	63
Fuel derivatives, net	104	—	104	—	46	—	46	—
Foreign currency derivatives	1	—	1	—	—	—	—	—
Restricted cash	395	395	—	—	447	447	—	—

	United
Cash and cash equivalents	$3,214	$3,214	$—	$—	$4,765	$4,765	$—	$—
Short-term investments:
Asset-backed securities	694	—	694	—	715	—	715	—
Corporate debt	685	—	685	—	537	—	537	—
CDARS	301	—	301	—	367	—	367	—
Auction rate securities	105	—	—	105	116	—	—	116
U.S. government and agency notes	38	—	38	—	12	—	12	—
Other fixed income securities	78	—	78	—	26	—	26	—
EETC	61	—	—	61	63	—	—	63
Fuel derivatives, net	104	—	104	—	46	—	46	—
Foreign currency derivatives	1	—	1	—	—	—	—	—
Restricted cash	395	395	—	—	447	447	—	—
Convertible debt derivative asset	480	—	—	480	268	—	—	268
Convertible debt option liability	(270)	—	—	(270)	(128)	—	—	(128)

Available-for-sale investment maturities - The short-term investments and EETC securities shown in the table above are classified as available-for-sale. As of December 31, 2013, asset-backed securities have remaining maturities of less than one year to approximately 41 years, corporate debt securities have remaining maturities of less than one year to approximately 22 years, CDARS have maturities of less than one year, and auction rate securities have remaining maturities of approximately 19 to 33 years. U.S. government and other securities have maturities of less than one year to approximately five years. The EETC securities have various maturities with the final maturity in 2019.

The tables below present disclosures about the activity for “Level 3” financial assets and financial liabilities for the year ended December 31 (in millions):

	2013				2012
	UAL and United		United		UAL and United		United
	Student Loan-Related Auction Rate Securities	EETC	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	Student Loan-Related Auction Rate Securities	EETC	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability

Balance at January 1	$116	$63	$268	$(128)	$113	$60	$193	$(95)
Purchases, (sales), issuances and settlements (net)	(19)	(4)	—	—	—	(5)	—	—
Gains and (losses):
Reported in earnings:
Realized	3	—	—	—	—	—	—	—
Unrealized	1	—	212	(142)	1	—	75	(33)
Reported in other comprehensive income (loss)	4	2	—	—	2	8	—	—

Balance at December 31	$105	$61	$480	$(270)	$116	$63	$268	$(128)

United’s debt-related derivatives presented in the tables above relate to (a) supplemental indenture agreements that provide that United’s convertible debt is convertible into shares of UAL common stock upon the terms and conditions specified in the indentures, and (b) the embedded conversion options in United’s convertible debt that are required to be separated and accounted for as though they are free-standing derivatives as a result of the United debt becoming convertible into the common stock of a different reporting entity. The derivatives described above relate to the 6% Convertible Junior Subordinated Debentures due 2030 (the “6% Convertible Debentures”) and the 4.5% Convertible Notes due 2015 (the “4.5% Convertible Notes”). These derivatives are reported in United’s separate financial statements and eliminated in consolidation for UAL.

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above for the years ended December 31 (in millions):

	Fair Value of Debt by Fair Value Hierarchy Level
	2013					2012
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
UAL debt	$11,539	$12,695	$—	$8,829	$3,866	$12,252	$13,419	$—	$8,045	$5,374
United debt	11,388	12,249	—	8,383	3,866	11,850	12,460	—	7,086	5,374

Quantitative Information About Level 3 Fair Value Measurements as of December 31, 2013 ($ in millions)
Item	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	$105	Valuation Service / Broker Quotes	Broker quotes (a)	NA
EETC	61	Discounted Cash Flows	Structure credit risk (b)	4% - 5% (4%)
Convertible debt derivative asset	480	Binomial Lattice Model	Expected volatility (c) Own credit risk (d)	45% - 60% (46%) (5%)
Convertible debt option liability	(270)	Binomial Lattice Model	Expected volatility (c) Own credit risk (d)	45% - 60% (47%) (5%)

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

Valuation Processes - Level 3 Measurements - Depending on the instrument, the Company utilizes broker quotes obtained from third-party valuation services, discounted cash flow methods, or option pricing methods, as indicated above. Valuations using discounted cash flow methods are generally conducted by the Company. Valuations using option pricing models are generally provided to the Company by third-party valuation experts. Each reporting period, the Company reviews the unobservable inputs used by third-party valuation experts for reasonableness utilizing relevant information available to the Company from other sources.

The Company used broker quotes obtained from a valuation service (in replacement of a discounted cash flows method) for valuing auction rate securities. This approach provides the best available information.

Sensitivity Analysis - Level 3 Measurements - Changes in the structure credit risk would be unlikely to cause material changes in the fair value of the EETCs.

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

NOTE 10 - HEDGING ACTIVITIES

Fuel Derivatives

Aircraft fuel has been the Company’s single largest operating expense for the last several years. The availability and price of aircraft fuel significantly affects the Company’s operations, results of operations, financial position and liquidity. Aircraft fuel prices can fluctuate based on a multitude of factors including market expectations of supply and demand balance, inventory levels, geopolitical events, economic growth expectations, fiscal/monetary policies and financial investment flows. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements. As of December 31, 2013, the Company had hedged approximately 24% and 8% of its projected fuel requirements (951 million and 309 million gallons, respectively) for 2014 and 2015, respectively, with commonly used financial hedge instruments based on aircraft fuel or closely related commodities, such as diesel fuel and crude oil. The Company does not enter into derivative instruments for non-risk management purposes.

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

The Company also utilizes certain derivative instruments that are economic hedges but do not qualify for hedge accounting under U.S. GAAP. As with derivatives that qualify for hedge accounting, the purpose of these economic hedges is to mitigate the adverse financial impact of potential increases in the price of fuel. Currently, the only such economic hedges in the Company’s hedging portfolio are three-way collars (a collar with a higher strike sold call option). The Company records changes in the fair value of three-way collars to Nonoperating income (expense): Miscellaneous, net in the statements of consolidated operations.

If the Company terminates a derivative prior to its contractual settlement date, then the cumulative gain or loss recognized in AOCI at the termination date remains in AOCI until the forecasted transaction occurs. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. All cash flows associated with purchasing and settling derivatives are classified as operating cash flows in the statements of consolidated cash flows.

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its consolidated balance sheets, and, accordingly, records any related collateral on a gross basis. The table below presents the fair value amounts of fuel derivative assets and liabilities and the location of amounts recognized in the Company’s financial statements.

At December 31, the Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

Classification	Balance Sheet Location	2013	2012
Derivatives designated as cash flow hedges
Assets:
Fuel contracts due within one year	Receivables	$19	$7
Fuel contracts with maturities greater than one year	Other assets: Other, net	6	—

Total assets		$25	$7

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$—	$2

Derivatives not designated for hedge accounting
Assets:
Fuel contracts due within one year	Receivables	$70	$44
Fuel contracts with maturities greater than one year	Other assets: Other, net	9	—

Total assets		$79	$44

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$—	$2
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	1

Total liabilities		$—	$3

Total derivatives
Assets:
Fuel contracts due within one year	Receivables	$89	$51
Fuel contracts with maturities greater than one year	Other assets: Other, net	15	—

Total assets		$104	$51

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$—	$4
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	1

Total liabilities		$—	$5

Offsetting Assets and Liabilities

We have master trading agreements with all of our fuel hedging counterparties that allow us to net our fuel hedge derivative positions. We have elected not to net the fair value positions recorded on our consolidated balance sheets. The following table shows the potential net fair value positions had we elected to offset. The table reflects offset at the counterparty level (in millions):

	Receivables	Other assets: Other, net	Hedge Derivatives, Net
2013	$89	$15	$104
2012	46	—	46

The following tables present the fuel hedge gains (losses) recognized during the periods presented and their classification in the financial statements (in millions):

Derivatives designated as cash flow hedges

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Fuel Expense) (Effective Portion)		Amount of Gain (Loss) Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	2013	2012	2013	2012	2013	2012
Fuel contracts	$39	$(51)	$18	$(141)	$5	$(1)

Derivatives not designated for hedge accounting

	Amount of Gain Recognized in Nonoperating income (expense): Miscellaneous, net
	2013	2012	2011
Fuel contracts	$79	$38	$—

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

	2013	2012
Net derivative assets with counterparties	$104	$46
Collateral held by the Company (classified as an other current liability)	—	—
Potential loss related to the failure of the Company’s counterparties to perform	104	46

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

NOTE 11 - DEBT

(In millions)	At December 31,
	2013	2012
United:
Secured
Notes payable, fixed interest rates of 4.00% to 12.00% (weighted average rate of 6.50% as of December 31, 2013), payable through 2025	$6,279	$5,943
Notes payable, floating interest rates of the London Interbank Offered Rate (“LIBOR”) plus 0.20% to 5.46%, payable through 2025	1,243	1,668
Term loan, LIBOR subject to a 1% floor, plus 3%, or alternative rate based on certain market rates plus 2%, due 2019	893	—
Amended credit facility, LIBOR plus 2.0%, due 2014	—	1,201
6.75% senior secured notes due 2015	800	800
9.875% senior secured notes and 12% second lien due 2013	—	600
Unsecured
4.5% senior limited subordination convertible notes due 2021	156	156
6% notes due 2026 to 2028	652	652
6% senior notes due 2020	300	—
6% convertible junior subordinated debentures due 2030	248	248
6.375% senior notes due 2018	300	—
8% notes due 2024	400	400
4.5% convertible notes due 2015	230	230
Other	103	161

	11,604	12,059

Less: unamortized debt discount	(169)	(152)
Less: current portion of long-term debt—United	(1,368)	(1,812)

Long-term debt, net—United (a)	$10,067	$10,095

UAL:
6% convertible senior notes due 2029	$104	$345

Long-term debt, net—UAL	$10,171	$10,440

(a) As further described below under “Convertible Debt Securities and Derivatives,” there is a basis difference between UAL and United debt values, because we were required to apply different accounting methodologies. The United debt presented above does not agree to United’s balance sheet by the amount of this adjustment.

The table below presents the Company’s contractual principal payments at December 31, 2013 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

	UAL	United
2014	$1,368	$1,368
2015	2,072	2,072
2016	1,051	1,051
2017	614	614
2018	1,135	1,135
After 2018	5,468	5,364

	$11,708	$11,604

As of December 31, 2013, a substantial portion of the Company’s assets, principally aircraft, spare engines, aircraft spare parts, route authorities and certain other intangible assets, were pledged under various loan and other agreements. As of December 31, 2013, UAL and United were in compliance with their respective debt covenants. Continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.

Unsecured 6.375% Senior Notes. In May 2013, UAL issued $300 million aggregate principal amount of 6.375% Senior Notes due June 1, 2018. The notes are fully and unconditionally guaranteed and recorded by United on its balance sheet as debt. The indenture for the 6.375% Senior Notes requires UAL to offer to repurchase the notes for cash if certain changes of control of UAL occur at a purchase price equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.

Unsecured 6% Senior Notes. In November 2013, UAL issued $300 million aggregate principal amount of 6% Senior Notes due December 1, 2020. The notes are fully and unconditionally guaranteed and recorded by United on its balance sheet as debt. The indenture for the 6% Senior Notes includes the same change of control covenant as the indenture for the 6.375% Senior Notes.

6% Convertible Senior Notes. The 6% Convertible Senior Notes due 2029 (the “UAL 6% Convertible Senior Notes”) may be converted by holders into shares of UAL’s common stock at a conversion price of approximately $8.69 per share. UAL does not have the option to pay the conversion price in cash upon a noteholder’s conversion; however, UAL may redeem for cash all or part of the UAL 6% Convertible Senior Notes on or after October 15, 2014. In addition, holders of the UAL 6% Convertible Senior Notes have the right to require UAL to repurchase all or a portion of their notes on each of October 15, 2014, October 15, 2019 and October 15, 2024 or if certain changes of control of UAL occur, payable by UAL in cash, shares of UAL common stock or a combination thereof, at UAL’s option.

During 2013, UAL issued approximately 28 million shares of UAL common stock pursuant to agreements that UAL entered into with certain of its securityholders in exchange for approximately $240 million in aggregate principal amount of UAL’s outstanding 6% Convertible Senior Notes held by such securityholders. The Company retired the 6% Convertible Senior Notes acquired in the exchange. As of December 31, 2013, the outstanding balance is approximately $104 million. In February 2014, UAL issued 3,582,640 additional shares of UAL common stock pursuant to agreements that UAL entered into with certain of its securityholders of UAL’s 6% Convertible Senior Notes due 2029 in exchange for $31,126,000 in aggregate principal amount.

4.5% Senior Limited Subordination Convertible Notes. The 4.5% Senior Limited Subordination Convertible Notes due 2021 (the “4.5% Notes”) may be converted by holders into shares of UAL’s common stock at a conversion price of approximately $32.64 per share. In June 2011, UAL repurchased at par value approximately $570 million of the $726 million outstanding principal amount of its 4.5% Notes due 2021 with cash after notes were put to UAL by the noteholders. On January 10, 2014, UAL called all of the 4.5% Notes that remained outstanding for redemption on February 10, 2014. In January and February 2014, holders of substantially all of the remaining $156 million outstanding principal amount of the 4.5% Notes exercised their right to convert such notes into shares of UAL common stock at a conversion rate of 30.6419 shares of UAL common stock per $1,000 principal amount of 4.5% Notes. UAL issued approximately five million shares of UAL common stock in exchange for the 4.5% Notes.

8% Notes Due 2024. UAL redeemed at par value all $400 million aggregate principal amount of the 8% Notes due 2024 on January 17, 2014. The 8% Notes due 2024 were recorded in current liabilities as of December 31, 2013.

2013 Credit and Guaranty Agreement. On March 27, 2013, United and UAL entered into the Credit and Guaranty Agreement (the “Credit Agreement”) as the borrower and guarantor, respectively. The Credit Agreement consists of a $900 million term loan due April 1, 2019 and a $1.0 billion revolving credit facility available for drawing until April 1, 2018. As of December 31, 2013, United had its entire commitment capacity of $1.0 billion available under the revolving credit facility.

Borrowings under the Credit Agreement bear interest at a variable rate equal to LIBOR, subject to a 1% floor, plus a margin of 3.0% per annum, or another rate based on certain market interest rates, plus a margin of 2.0% per annum. The principal amount of the term loan must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof, commencing on June 30, 2013, with any unpaid balance due on April 1, 2019. United may prepay all or a portion of the loan from time to time, at par plus accrued and unpaid interest. United pays a commitment fee equal to 0.75% per-annum on the undrawn amount available under the revolving credit facility.

The Credit Agreement requires United to repay the term loan and any other outstanding borrowings under the Credit Agreement at par plus accrued and unpaid interest if certain changes of control of UAL occur.

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

As of December 31, 2013, United had cash collateralized $61 million of letters of credit, most of which had previously been issued under the Credit Agreement. United also had $398 million of performance bonds and letters of credit relating to various real estate, customs and aircraft financing obligations at December 31, 2013. Most of the letters of credit have evergreen clauses and are expected to be renewed on an annual basis and the performance bonds have expiration dates through 2018.

EETCs. United has $6.0 billion principal amount of equipment notes outstanding issued under EETC financings included in notes payable in the table of outstanding debt above. Generally, the structure of all of these EETC financings consist of pass-through trusts created by United to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by United and secured by its aircraft. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets.

In August 2013, December 2012 and October 2012, United created separate EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. United has received all of the proceeds from the 2012 EETCs. United expects to receive all proceeds from the August 2013 pass-through trusts by the end of 2014. Certain details of the pass-through trusts are as follows (in millions, except interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of December 31, 2013	Proceeds received from issuance of debt during 2013	Remaining proceeds from issuance of debt to be received in future periods
August 2013	A	$720	August 2025	4.3%	$153	$153	$567
August 2013	B	209	August 2021	5.375%	44	44	165
December 2012	C	425	April 2018	6.125%	425	147	—
October 2012	A	712	October 2024	4.0%	712	465	—
October 2012	B	132	October 2020	5.5%	132	86	—

		$2,198			$1,466	$895	$732

6.75% Notes. In August 2010, United issued $800 million aggregate principal amount of 6.75% Senior Secured Notes due 2015 (the “Senior Notes”). United may redeem all or a portion of the Senior Notes at any time on or after September 15, 2012 at specified redemption prices. If United sells certain of its assets or if it experiences specific kinds of a change in control, United will be required to offer to repurchase the notes. United’s obligations under the notes are unconditionally guaranteed by certain of its subsidiaries.

4.5% Convertible Notes. The 4.5% Convertible Notes may be converted by holders into shares of UAL common stock at a conversion price of approximately $18.93 per share. The Company does not have the option to pay the conversion price in cash; however, holders of the notes may require the Company to repurchase all or a portion of the notes for cash at par plus any accrued and unpaid interest if certain changes in control of the Company occur.

6% Convertible Junior Subordinated Debentures. Continental Airlines Finance Trust II, a Delaware statutory business trust (the “Trust”) of which United owns all the common trust securities, has outstanding five million 6% convertible preferred securities, called Term Income Deferrable Equity Securities (the “TIDES”). The TIDES have a liquidation value of $50 per preferred security and are convertible at any time at the option of the holder into shares of UAL common stock at a conversion rate of $57.14 per share of common stock (equivalent to approximately 0.875 of a share of UAL common stock for each preferred security). Distributions on the preferred securities are payable by the Trust at an annual rate of 6% of the liquidation value of $50 per preferred security.

The sole assets of the Trust are the 6% Convertible Debentures with an aggregate principal amount of $248 million as of December 31, 2012 mature on November 15, 2030. The 6% Convertible Debentures are redeemable, in whole or in part, on or after November 20, 2003 at designated redemption prices. If we redeem the 6% Convertible Debentures, the Trust must redeem the TIDES on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the 6% Convertible Debentures redeemed. Otherwise, the TIDES will be redeemed upon maturity of the 6% Convertible Debentures, unless previously converted.

Taking into consideration the obligations under (i) the preferred securities guarantee relating to the TIDES, (ii) the indenture relating to the 6% Convertible Debentures to pay all debt and obligations and all costs and expenses of the Trust (other than U.S. withholding taxes) and (iii) the indenture, the declaration of trust relating to the TIDES and the 6% Convertible Debentures, United has fully and unconditionally guaranteed payment of (i) the distributions on the TIDES, (ii) the amount payable upon redemption of the TIDES and (iii) the liquidation amount of the TIDES.

The Trust is a subsidiary of United, and the TIDES are mandatorily redeemable preferred securities with a liquidation value of $248 million. The Trust is a variable interest entity (“VIE”) because the Company has a limited ability to make decisions about its activities. However, the Company is not the primary beneficiary of the Trust. Therefore, the Trust and the mandatorily redeemable preferred securities issued by the Trust are not reported in the Company’s balance sheets. Instead, the Company reports its 6% convertible junior subordinated debentures held by the Trust as long-term debt and interest on these debentures is recorded as interest expense for all periods presented in the accompanying financial statements.

Convertible Debt Securities and Derivatives. Following the Merger, Continental and the trustees for the 4.5% Convertible Notes, 5% Convertible Notes due 2023 and 6% Convertible Debentures entered into supplemental indenture agreements to make United’s convertible debt, which was previously convertible into shares of Continental common stock, convertible into shares of UAL common stock. For purposes of the United separate-entity reporting, as a result of this debt, which is now United debt, becoming convertible into the stock of a non-consolidated entity, the embedded conversion options in United’s convertible debt are required to be separated and accounted for as though they are free-standing derivatives. As a result, the carrying value of United’s debt, net of current maturities, on a separate-entity reporting basis as of December 31, 2013 and December 31, 2012 was $10 billion and $10 billion, respectively, which is $47 million and $57 million, respectively, lower than the consolidated UAL carrying values on those dates.

In addition, UAL’s contractual commitment to provide common stock to satisfy United’s obligation upon conversion of the debt is an embedded call option on UAL common stock that is also required to be separated and accounted for as though it is a free-standing derivative. The fair value of the indenture derivatives on a separate-entity reporting basis as of December 31, 2013 and December 31, 2012 was an asset of $480 million and $268 million, respectively. The fair value of the embedded conversion options as of December 31, 2013 and December 31, 2012, was a liability of $270 million and $128 million, respectively. The initial contribution of the indenture derivatives to United by UAL is accounted for as additional-paid-in-capital in United’s separate-entity financial statements. Changes in fair value of both the indenture derivatives and the embedded conversion options subsequent to October 1, 2010 are recognized currently in nonoperating income (expense).

The collateral, covenants and cross default provisions of the Company’s principal debt instruments that contain such provisions are summarized in the table below:

Debt Instrument	Collateral, Covenants and Cross Default Provisions
Credit Agreement

Secured by certain of United’s international route authorities, specified take-off and landing slots at certain airports and certain other assets.

The Credit Agreement requires the Company to maintain at least $3.0 billion of unrestricted liquidity at all times, which includes unrestricted cash, short-term investments and any undrawn amounts under any revolving credit facility and to maintain a minimum ratio of appraised value of collateral to the outstanding obligations under the Credit Agreement of 1.67 to 1.0 at all times. The Credit Agreement contains covenants that, among other things, restrict the ability of UAL and its restricted subsidiaries (as defined in the Credit Agreement) to incur additional indebtedness and to pay dividends on or repurchase stock.

The Credit Agreement contains events of default customary for this type of financing, including a cross default and cross acceleration provision to certain other material indebtedness of the Company.

6% Notes due 2026 6% Notes due 2028

The amended and restated indenture for these notes, which are unsecured, contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness and pay dividends on or repurchase stock.

These covenants cease to be in effect when the indenture covering the 6.375% Senior Notes due 2018 is discharged.

The indenture contains events of default that are customary for similar financings.

6.375% Senior Notes due 2018 6% Senior Notes due 2020

The indentures for these notes, which are unsecured, contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness and pay dividends on or repurchase stock.

The indentures contain events of default that are customary for similar financings.

6.75% Senior Notes due 2015

Secured by certain of United’s U.S.-Asia and U.S.-London Heathrow routes and related assets, all of the outstanding common stock and other assets of Air Micronesia, Inc. (“AMI”) and Continental Micronesia, Inc. (“CMI”) and substantially all of the other assets of AMI and CMI, including route authorities and related assets.

The indenture for these notes includes covenants that, among other things, restrict United’s ability to sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends on or repurchase stock. In addition, if United fails to maintain a collateral coverage ratio of 1.5 to 1.0, United must pay additional interest on the Senior Notes at the rate of 2% per annum until the collateral coverage ratio equals at least 1.5 to 1.0.

The indenture for these notes also includes events of default customary for similar financings and a cross default provision if United fails to make payment when due with respect to certain obligations regarding frequent flyer miles purchased by Chase under United’s Co-Brand Agreement.

NOTE 12 - ADVANCED PURCHASE OF MILES

United previously sold frequent flyer miles to Chase which United recorded as Advanced Purchase of Miles. United has the right, but is not required, to repurchase the pre-purchased miles from Chase during the term of the agreement. The balance of pre-purchased miles is eligible to be allocated by Chase to MileagePlus members’ accounts by a maximum of $199 million in 2014, $224 million in 2015, $249 million in 2016 and the remainder in 2017. The Co-Brand Agreement contains termination penalties that may require United to make certain payments and repurchase outstanding pre-purchased miles in cases such as United’s insolvency, bankruptcy or other material breaches. The Company has recorded these amounts as advanced purchase of miles in the liabilities section of the Company’s consolidated balance sheets.

The obligations of UAL, United and Mileage Plus Holdings, LLC to Chase under the Co-Brand Agreement are joint and several. Certain of United’s obligations under the Co-Brand Agreement in an amount not more than $850 million are secured by a junior lien in all collateral pledged by United under the Credit Agreement. All of United’s obligations under the Co-Brand Agreement are secured by a junior lien in all collateral pledged by United to secure its 6.75% Senior Notes due 2015. United also provides a first priority lien to Chase on its MileagePlus assets to secure certain of its obligations under the Co-Brand Agreement and its obligations under the new combined credit card processing agreement among United, Paymentech, LLC and JPMorgan Chase.

NOTE 13 - LEASES AND CAPACITY PURCHASE AGREEMENTS

United leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles.

At December 31, 2013, United’s scheduled future minimum lease payments under operating leases having initial or remaining noncancelable lease terms of more than one year, aircraft leases, including aircraft rent under CPAs and capital leases (substantially all of which are for aircraft) were as follows (in millions):

	Capital Leases (a)	Facility and Other Operating Leases	Aircraft Operating Leases (b)
2014	$206	$1,192	$1,601
2015	183	987	1,381
2016	168	864	1,150
2017	123	831	1,053
2018	106	710	786
After 2018	678	6,002	1,819

Minimum lease payments	$1,464	$10,586	$7,790

Imputed interest	(594)

Present value of minimum lease payments	870
Current portion	(117)

Long-term obligations under capital leases	$753

(a) As of December 31, 2013, United’s aircraft capital lease minimum payments relate to leases of 47 mainline and 38 regional aircraft as well as to leases of nonaircraft assets. Imputed interest rate ranges are 4.8% to 18.5%.

(b) The operating lease payments presented above include future payments of $103 million related to 25 nonoperating aircraft as of December 31, 2013.

Aircraft operating leases have initial terms of six to twenty-six years, with expiration dates ranging from 2014 through 2024. Under the terms of most leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at fair market value or a percentage of cost. United has facility operating leases that extend to 2041.

United is the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $1.6 billion of underlying debt and interest thereon as of December 31,

2013. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning VIEs. To the extent United’s leases and related guarantees are with a separate legal entity other than a governmental entity, United is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option, or similar feature.

In April 2013, United executed an amendment to its Terminal C lease at Newark Liberty International Airport (“Newark Liberty”) that, among other matters, extended the term of the Terminal C lease with respect to concourses C-1 and C-2 at Newark Liberty until 2033. United also committed to invest an additional $150 million in facility upgrades at Newark Liberty to enhance the customer experience and efficiency of the operation.

In November 2013, United signed a lease amendment with the City of Los Angeles and Los Angeles World Airports (“LAWA”) to its terminal facilities lease at Los Angeles International Airport (“LAX”). The amendment allows United to make approximately $450 million in renovations at LAX over the next four years. United will fund the cost of these renovations and LAWA will acquire the improvements at the end of each designated construction phase through a cash payment at the construction cost. United expects to be considered the owner of the property during and after the construction period for accounting purposes. As a result, the construction project will be included on the Company’s balance sheet as operating property and equipment and with the construction obligation under other liabilities.

United’s nonaircraft rent expense was approximately $1.3 billion for each of the years ended December 31 2013, 2012, and 2011.

In addition to nonaircraft rent and aircraft rent, which is separately presented in the consolidated statements of operations, United had aircraft rent related to regional aircraft operating leases, which is included as part of regional capacity purchase expense in United’s consolidated statement of operations, of $428 million, $463 million and $498 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In connection with UAL Corporation’s and United Air Lines, Inc.’s fresh-start reporting requirements upon their exit from Chapter 11 bankruptcy protection in 2006 and the Company’s acquisition accounting adjustments related to the Merger, lease valuation adjustments for operating leases were initially recorded in the consolidated balance sheet, representing the net present value of the differences between contractual lease rates and the fair market lease rates for similar leased assets at the time. An asset (liability) results when the contractual lease rates are more (less) favorable than market lease terms at the valuation date. The lease valuation adjustment is amortized on a straight-line basis as an increase (decrease) to rent expense over the individual applicable remaining lease terms, resulting in recognition of rent expense as if United had entered into the leases at market rates. The related remaining lease terms are one to 11 years for United. The lease valuation adjustments are classified within other noncurrent liabilities and the net accretion amounts are $173 million, $240 million and $227 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Regional CPAs

United has CPAs with certain regional carriers. We purchase all of the capacity from the flights covered by the CPA at a negotiated price. We pay the regional carrier a pre-determined rate, subject to annual inflation adjustments, primarily for block hours flown (the hours from gate departure to gate arrival) and other operating factors and reimburse the regional carrier for various pass-through expenses related to the flights. Under the CPAs, we are responsible for the cost of providing fuel for all flights and for paying aircraft rent for all of the aircraft covered by the CPAs. Generally, the CPAs contain incentive bonus and rebate provisions based upon each regional carrier’s operational performance. United’s CPAs are for 572 regional aircraft, and the CPAs have terms expiring through 2027. Aircraft operated under CPAs include aircraft leased directly from the regional carriers and those leased from third-party lessors and operated by the regional carriers.

In May 2013, United entered into a CPA with SkyWest Airlines, Inc. (“SkyWest”), a wholly-owned subsidiary of SkyWest, Inc., to operate 40 Embraer S.A. (“Embraer”) EMB175 aircraft under the United Express brand. SkyWest will purchase these 76-seat aircraft with deliveries in 2014 and 2015.

In April 2013, United agreed to purchase 30 Embraer EMB175 aircraft. In August 2013, United entered into a CPA with Mesa Air Group, Inc. and Mesa Airlines, Inc. (“Mesa”), a wholly-owned subsidiary of Mesa Air Group, Inc., for Mesa to operate these 30 Embraer EMB175 aircraft under the United Express brand.

Our future commitments under our CPAs are dependent on numerous variables, and are therefore difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. United’s estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to ExpressJet or deemed to be leased from other regional carriers and facility rent that are disclosed as part of aircraft and nonaircraft operating leases. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier’s operational performance will remain at historic levels and (5) that inflation is projected to be between 1.38% and 2.50% per year. These amounts exclude variable pass-through costs such as fuel and landing fees, among others. Based on these assumptions as of December 31, 2013, our future payments through the end of the terms of our CPAs are presented in the table below (in millions):

2014	$1,936
2015	1,747
2016	1,532
2017	1,449
2018	1,340
After 2018	3,410

$11,414

It is important to note that the actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. For example, a 10% increase or decrease in scheduled block hours for all of United’s regional operators (whether as a result of changes in average daily utilization or otherwise) in 2014 would result in a corresponding change in annual cash obligations under the CPAs of approximately $159 million (8.2%).

NOTE 14 - VARIABLE INTEREST ENTITIES

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

The Company’s evaluation of its association with VIEs is described below:

Aircraft Leases. We are the lessee in a number of operating leases covering the majority of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for VIEs. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case for many of our operating leases; however, leases of approximately 72 mainline jet aircraft contain a fixed-price purchase option that allow United to purchase the aircraft at predetermined prices on specified dates during the lease term. Additionally, leases covering approximately 256 leased regional jet aircraft contain an option to purchase the aircraft at the end of the lease term at prices that, depending on market conditions, could be below fair value. United has not consolidated the related trusts because, even taking into consideration these purchase options, United is still not the primary beneficiary. United’s maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments in Note 13 of this report.

EETCs. United evaluated whether the pass-through trusts formed for its EETC financings, treated as either debt or aircraft operating leases, are VIEs required to be consolidated by United under applicable accounting guidance, and determined that the pass-through trusts are VIEs. Based on United’s analysis as described below, United determined that it does not have a variable interest in the pass-through trusts.

The primary risk of the pass-through trusts is credit risk (i.e. the risk that United, the issuer of the equipment notes, may be unable to make its principal and interest payments). The primary purpose of the pass-through trust structure is to enhance the credit worthiness of United’s debt obligation through certain bankruptcy protection provisions, a liquidity facility (in certain of the EETC structures) and improved loan-to-value ratios for more senior debt classes. These credit enhancements lower United’s total borrowing cost. Pass-through trusts are established to receive principal and interest payments on the equipment notes purchased by the pass-through trusts from United and remit these proceeds to the pass-through trusts’ certificate holders.

United does not invest in or obtain a financial interest in the pass-through trusts. Rather, United has an obligation to make interest and principal payments on its equipment notes held by the pass-through trusts. United did not intend to have any voting or non-voting equity interest in the pass-through trusts or to absorb variability from the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate the pass-through trusts.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Commitments. As of December 31, 2013, United had firm commitments to purchase aircraft from The Boeing Company (“Boeing”), Embraer and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737-900ER	63
Boeing 737 MAX 9	100
Boeing 787-8/-9/-10	57
Embraer EMB175	30
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery from 2014 through 2025.

The table below summarizes United’s commitments as of December 31, 2013 (including those assigned from UAL), which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets for the years ended December 31 (in billions):

2014	$3.0
2015	2.8
2016	2.0
2017	1.5
2018	2.1
After 2018	12.5

$23.9

Any incremental firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

As of December 31, 2013, United has arranged for EETC financing of 15 Boeing 737-900ER aircraft and two Boeing 787-8 aircraft, which are scheduled to be delivered from January through June 2014. In addition, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. However, the Company does not have backstop financing or any financing currently in place for its other firm aircraft orders. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all.

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

United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.6 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. These tax-exempt special facilities revenue bonds are included in our lease commitments disclosed in Note 13 of this report. The leasing arrangements associated with $267 million of these obligations are accounted for as capital leases. All these bonds are due between 2015 and 2038.

In United’s financing transactions that include loans, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2013, the Company had $2.1 billion of floating rate debt and $286 million of fixed rate debt, with remaining terms of up to twelve years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to twelve years and an aggregate balance of $2.3 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2013, approximately $1.2 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2013, the Company’s contingent exposure was approximately $250 million principal amount of such bonds based on its recent consortia participation. The Company’s contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2014 to 2041. The Company did not record a liability at the time these indirect guarantees were made.

Credit Card Processing Agreements. United has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of United’s credit card processing agreements, the financial institutions either require, or under certain circumstances have the right to require, that United maintains a reserve equal to a portion of advance ticket sales that has been processed by that financial institution, but for which United has not yet provided the air transportation. Such financial institutions may require additional cash or other collateral reserves to be established or additional withholding of payments related to receivables collected if United does not maintain certain minimum levels of unrestricted cash, cash equivalents and short term investments. United’s current level of unrestricted cash, cash equivalents and short term investments is substantially in excess of these minimum levels.

Labor Negotiations. As of December 31, 2013, United, including its subsidiaries, had approximately 87,000 employees. Approximately 80% of United’s employees were represented by various U.S. labor organizations as of December 31, 2013.

In the fourth quarter 2013, the Company announced that the fleet service, passenger service and storekeeper work groups at its United, CMI and MileagePlus subsidiaries ratified new joint labor agreements. We are in the process of negotiating amended collective bargaining agreements with our remaining employee groups without joint collective bargaining agreements, including our technicians, flight attendants and dispatchers.

NOTE 16 - STATEMENT OF CONSOLIDATED CASH FLOWS - SUPPLEMENTAL DISCLOSURES

Supplemental disclosures of cash flow information and non-cash investing and financing activities for the years ended December 31 are as follows (in millions):

2013	UAL	United
Cash paid (refunded) during the period for:
Interest (net of amounts capitalized)	$752	$752
Income taxes	(20)	(15)
Non-cash transactions:
Net property and equipment acquired through issuance of debt	$229	$229
Airport construction financing	40	40
Exchanges of certain 6% convertible senior notes for common stock	240	—

2012
Cash paid during the period for:
Interest (net of amounts capitalized)	$766	$766
Income taxes	2	4
Non-cash transactions:
Net property and equipment acquired through issuance of debt	$544	$544
8% Contingent Senior Unsecured Notes and 6% Senior Notes, net of discount	357	357
Special facility payment financing	101	101
Airport construction financing	50	50

2011
Cash paid during the period for:
Interest (net of amounts capitalized)	$855	$855
Income taxes	10	2
Non-cash transactions:
Net property and equipment acquired through issuance of debt	$130	$130
8% Contingent Senior Unsecured Notes, net of discount	88	88
Interest paid in kind on 6% Senior Notes	37	37

NOTE 17 - INTEGRATION-RELATED COSTS AND SPECIAL ITEMS

Integration-related costs and special items classified as special charges in the statements of consolidated operations consisted of the following for the years ended December 31 (in millions):

	2013	2012	2011
Integration-related costs	$205	$739	$517
Labor agreement costs	127	475	—
Severance and benefits	105	125	—
Asset impairments	33	30	4
Termination of maintenance service contract	—	—	58
Additional costs associated with the temporarily grounded Boeing 787 aircraft	18	—	—
(Gains) losses on sale of assets and other special charges, net	32	(46)	13

Total	$520	$1,323	$592

Integration-related costs

Integration-related costs incurred during 2013 and 2012 included compensation costs related to systems integration and training, branding activities, write-off or acceleration depreciation on systems and facilities that are either no longer used or planned to be used for significantly shorter periods, as well as relocation for employees and severance primarily associated with administrative headcount reductions. In 2011, these costs also included costs to terminate certain service contracts, costs to write-off system assets, payments to third-party consultants assisting with integration planning and organization design and compensation costs related to the systems integration. In addition, the Company recorded a liability of $88 million related to the fair value of UAL’s obligation to issue to the PBGC $125 million aggregate principal amount of 8% Contingent Senior Notes during 2011. This was classified as an integration-related cost since the financial results of the Company, excluding Continental’s results, would not have resulted in a triggering event under the 8% Contingent Senior Notes indenture.

On December 31, 2012, UAL and United Air Lines, Inc. entered into an agreement with the PBGC that reduced the aggregate amount of 8% Contingent Senior Notes to be issued by UAL, and eliminated the contingent nature of such obligation by replacing the $188 million principal amount of 8% Contingent Senior Notes incurred as of December 31, 2012 and the obligation to issue any additional 8% Contingent Senior Notes with $400 million principal amount of new 8% Notes due 2024 (the “New 8% Notes”). In addition, UAL agreed to replace the $652 million principal amount outstanding of 6% Senior Notes due 2031 with $326 million principal amount of new 6% Notes due 2026 and $326 million principal amount of 6% Notes due 2028 (collectively, the “New 6% Notes” and together with the New 8% Notes, the “New PBGC Notes”). The Company did not receive any cash proceeds in connection with the issuance of the New PBGC Notes. The Company is accounting for this agreement as a debt extinguishment, resulting in a charge of $309 million in 2012 that represents the fair value of $212 million of New 8% Notes that it agreed to issue and the change in the fair value of the New 6% Notes and the $188 million of New 8% Notes versus their previous carrying values. The Company classified the expense as a component of special charges because the note restructuring would not have occurred if it were not for the Merger.

Labor agreement costs

In October 2013, fleet service, passenger service and storekeeper employees represented by the IAM ratified a joint collective bargaining agreement with the Company. The Company recorded a $127 million special charge for lump sum payments made in conjunction with the ratification. The lump sum payments are not in lieu of future pay increases. The Company completed substantially all cash payments in 2013.

In December 2012, the pilots represented by the Air Line Pilots Association, International ratified a new joint collective bargaining agreement with the Company. The Company recorded $475 million of expense associated with lump sum cash payments that would be made in conjunction with the ratification of the contract and the completion of the integrated pilot seniority list. This charge also includes $80 million associated with changes to existing pilot disability plans negotiated in connection with the agreement. The lump sum payments are not in lieu of future pay increases. The Company completed substantially all cash payments in 2013.

Severance and benefits

During 2013, the Company offered a voluntary retirement program for its fleet service, passenger service, storekeeper and pilot workgroups. Approximately 1,200 employees volunteered under the program during the fourth quarter of 2013 and United recorded approximately $64 million of costs for the programs. The Company also offered voluntary leave of absence programs which allows for continued medical coverage for flight attendants who volunteered during the leave of absence period, resulting in a charge of approximately $26 million. The remaining $15 million of severance and benefit costs is related to involuntary severance programs associated with flight attendants and other workgroups.

During 2012, the Company recorded $125 million of severance and benefits associated with various voluntary retirement and leave of absence programs for its various employee groups. During the first quarter of 2012, approximately 400 mechanics offered to retire early in exchange for a cash severance payment that was based on the number of years of service each employee had accumulated. The expense for this voluntary program was approximately $32 million. The Company also offered a voluntary leave of absence program that approximately 1,800 flight attendants accepted, which allows for continued medical coverage during the leave of absence period. The expense for this voluntary program was approximately $17 million. During the second quarter of 2012, as part of the recently amended collective bargaining agreement with the Association of Flight Attendants, the Company offered a voluntary program for flight attendants to retire early in exchange for a cash severance payment. The payments are dependent on the number of years of service each employee has accumulated. Approximately 1,300 flight attendants accepted this program and the expense for this voluntary program is approximately $76 million.

Asset impairments

During 2013 and 2012, the Company recorded impairment charges of $1 million and $30 million, respectively, on certain intangible assets including a route to Manila and European take-off and landing slots, respectively, in order to reflect the estimated fair value of these assets as part of its annual impairment test of indefinite-lived intangible assets.

In addition, during 2013, the Company recorded $32 million of impairment charges of its flight equipment held for disposal associated with its Boeing 737-300 and 737-500 fleets.

Temporary grounding of Boeing 787 aircraft

During 2013, the Company recorded $18 million associated with the temporary grounding of its Boeing 787 aircraft. The charges are comprised of aircraft depreciation expense and dedicated personnel costs that the Company incurred while the aircraft were grounded. The aircraft returned to service in May 2013.

Termination charges

During 2011, the Company recorded $58 million of charges related to the early termination of a maintenance service contract.

Gains on sale of assets and other special charges

During 2013, the Company adjusted its reserves for certain legal matters by $29 million and recorded approximately $11 million in accruals for future rent associated with the early retirement of four leased 757-200 aircraft. Additionally, the Company recorded a $5 million gain related to a contract termination and $3 million in gains on the sale of assets.

During 2012, the Company recorded net gains of $46 million related to gains and losses on the disposal of aircraft and related parts and other assets.

During 2011, other special charges included costs to terminate a maintenance service contract, adjustments to reserves for certain legal matters and gains and losses on the disposal of aircraft.

Special Revenue Item. As discussed in Note 1 of this report, during the second quarter of 2011, United modified the previously existing co-branded credit card agreements with Chase as a result of the Merger. In accordance with Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), the Company retroactively adjusted its existing deferred revenue balance to reflect the value of any undelivered element remaining at the date of contract modification as if we had been applying ASU 2009-13 since the initiation of the Co-Brand Agreement. We applied this transition provision by revaluing the undelivered air transportation element using its new estimated selling price as determined in connection with the contract modification. This estimated selling price was lower than the rate at which the undelivered element had been deferred under the previous co-branded credit card contracts, and as a result, we recorded a one-time non-cash adjustment to decrease frequent flyer deferred revenue and increase special revenues by $107 million in June 2011.

Accrual Activity

Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft is as follows (in millions):

	Severance/ Medical Costs	Permanently Grounded Aircraft
Balance at December 31, 2010	$102	$41
Accrual	21	5
Payments	(68)	(15)

Balance at December 31, 2011	55	31
Accrual	170	(1)
Payments	(160)	(25)

Balance at December 31, 2012	65	5
Accrual	120	10
Payments	(94)	(4)

Balance at December 31, 2013	$91	$11

The Company’s accrual and payment activity is primarily related to severance and other compensation expense associated with voluntary employee programs and the Merger, respectively.

In March 2013, the Company agreed to sell up to 30 Boeing 757-200 aircraft to FedEx Corporation beginning in April 2013. As of December 31, 2012, the Company operated 133 such aircraft. Given the planned sale of these 30 aircraft, the Company evaluated the entire fleet and determined that no impairment existed. In conjunction with that sale, the Company recorded accelerated depreciation of $89 million on these aircraft for the year ended December 31, 2013, and this is classified as Operating expense: Depreciation and amortization in the statements of consolidated operations. The accelerated depreciation resulted from changes in the estimated useful lives and salvage values of the 30 aircraft as a result of the planned sale. These changes in estimate decreased net income by amounts disclosed above and reduced per share amounts by approximately $0.26 per UAL basic share ($0.23 per UAL diluted share) for the year ended December 31, 2013.

Capacity Reduction. In February of 2014 the Company announced that it would be reducing its flying from Cleveland in stages beginning in April. The Company will reduce its average daily departures from Cleveland by around 60 percent. The decision to reduce flying was driven by continued losses in Cleveland, and the timing of the flight reductions was accelerated by industry-wide effects of new federal regulations that impact the Company and its regional partner flying. These new regulations impact the Company and its regional partner flying, as they have caused mainline airlines to hire regional pilots, while simultaneously significantly reducing the pool of new pilots from which regional carriers themselves can hire. Although this is an industry issue, it directly affects the Company and requires it to reduce regional partner flying, as several regional partners are beginning to have difficulty flying their schedules due to reduced new pilot availability. As a result, we will be reducing our average daily departures from Cleveland by approximately 60%. We expect to be able to keep almost all mainline departures (reducing only one of our 26 peak day mainline departures), but will need to reduce regional departures from Cleveland by over 70%. We will make these reductions in roughly one-third increments in each of early April, May and June 2014. When the schedule reductions are fully implemented in June, we plan to offer 72 peak-day flights from Cleveland, and serve 20 destinations from Cleveland on a non-stop basis. We currently expect to reduce up to 470 airport operations and catering positions in Cleveland. Those reductions will likely begin in June. The Company expects to record a special charge in 2014 related to the reduction in force and other contractual commitments at Cleveland. The Company is not currently able to estimate the amount of these charges or the time period in which they will be recorded, but such amounts could be significant.

NOTE 18 - SEGMENT INFORMATION

Operating segments are defined as components of an enterprise with separate financial information, which are evaluated regularly by the chief operating decision maker and are used in resource allocation and performance assessments.

The Company deploys its aircraft across its route network through a single route scheduling system to maximize its value. When making resource allocation decisions, the Company’s chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics. The Company’s chief operating decision maker makes resource allocation decisions to maximize the Company’s consolidated financial results. Managing the Company as one segment allows management the opportunity to maximize the value of its route network.

The Company’s operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the years ended December 31 is presented in the table below (in millions):

2013	UAL	United
Domestic (U.S. and Canada)	$22,092	$22,100
Pacific	5,794	5,794
Atlantic	7,132	7,132
Latin America	3,261	3,261

Total	$38,279	$38,287

2012
Domestic (U.S. and Canada)	$21,276	$21,284
Pacific	6,040	6,040
Atlantic	6,582	6,582
Latin America	3,254	3,254

Total	$37,152	$37,160

2011
Domestic (U.S. and Canada)	$21,922	$21,931
Pacific	5,404	5,404
Atlantic	6,675	6,675
Latin America	3,109	3,109

Total	$37,110	$37,119

The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. The Company’s operations involve an insignificant level of dedicated revenue-producing assets in geographic regions as the overwhelming majority of the Company’s revenue producing assets (primarily U.S. registered aircraft) can be deployed in any of its geographic regions.

NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

UAL	Quarter Ended
(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2013
Operating revenue	$8,721	$10,001	$10,228	$9,329
Income (loss) from operations	(264)	770	508	235
Net income (loss)	(417)	469	379	140
Basic earnings (loss) per share	(1.26)	1.37	1.06	0.39
Diluted earnings (loss) per share	(1.26)	1.21	0.98	0.37

2012
Operating revenue	$8,602	$9,939	$9,909	$8,702
Income (loss) from operations	(271)	575	200	(465)
Net income (loss)	(448)	339	6	(620)
Basic earnings (loss) per share	(1.36)	1.02	0.02	(1.87)
Diluted earnings (loss) per share	(1.36)	0.89	0.02	(1.87)

UAL’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results. UAL’s quarterly results were impacted by the following significant items (in millions):

	Quarter Ended

	March 31	June 30	September 30	December 31
2013
Special charges (income):
Integration-related costs	$70	$45	$50	$40
Labor agreement costs	—	—	127	—
Severance and benefits	14	—	—	91
Asset impairments	—	—	—	33
Additional costs associated with the temporarily grounded Boeing 787 aircraft	11	7	—	—
(Gains) losses on sale of assets and other special charges, net	(3)	—	34	1

Total special items	92	52	211	165

Income tax benefit	—	—	—	(7)

Total special items, net of tax	$92	$52	$211	$158

2012
Special charges (income):
Integration-related costs	$134	$137	$60	$408
Labor agreement costs	—	—	454	21
Severance and benefits	49	76	—	—
Asset impairments	6	—	—	24
Gains on sale of assets and other special charges, net	(25)	(7)	—	(14)

Total special items	164	206	514	439

Income tax benefit	(2)	—	—	(9)

Total special items, net of tax	$162	$206	$514	$430

See Note 17 of this report for further discussion of these items.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of December 31, 2013, disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2013

During the three months ended December 31, 2013, there was no change in UAL’s or United’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United Continental Holdings, Inc.

We have audited United Continental Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 20, 2014

United Continental Holdings, Inc. Management Report on Internal Control Over Financial Reporting

February 20, 2014

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm, Ernst & Young LLP, who audited UAL’s consolidated financial statements included in this Form 10-K, has issued a report on UAL’s internal control over financial reporting, which is included herein.

United Airlines, Inc. Management Report on Internal Control Over Financial Reporting

February 20, 2014

To the Stockholder of United Airlines, Inc.

Chicago, Illinois

The management of United Airlines, Inc. (“United”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). United’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including United’s Chief Executive Officer and Chief Financial Officer, United conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United’s Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was effective as of December 31, 2013.

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

On February 20, 2014, the UAL Board of Directors (the “Board of Directors”) approved certain revisions to the UAL amended and restated bylaws. The bylaws were revised to provide that directors will be elected by a majority of the votes cast at stockholder meetings, with a plurality voting standard to be applied in the event of a contested election. The revised UAL amended and restated bylaws became effective on February 20, 2014.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2014 Annual Meeting of Stockholders. Information regarding the executive officers of UAL is presented below.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

EXECUTIVE OFFICERS OF UAL

The executive officers of UAL are listed below, along with their ages, tenure as officer and business background for at least the last five years.

Michael P. Bonds. Age 51. Mr. Bonds has been Executive Vice President Human Resources and Labor Relations of UAL and United since October 2010. From June 2005 to September 2010, Mr. Bonds served as Senior Vice President Human Resources and Labor Relations of Continental. Mr. Bonds joined Continental in 1995.

James E. Compton. Age 58. Mr. Compton has been Vice Chairman and Chief Revenue Officer of UAL and United since December 2012. From October 2010 to December 2012, Mr. Compton served as Executive Vice President and Chief Revenue Officer of UAL, United and Continental. From January 2010 to September 2010, Mr. Compton served as Executive Vice President and Chief Marketing Officer of Continental. From August 2004 to December 2009, Mr. Compton served as Executive Vice President - Marketing of Continental. Mr. Compton joined Continental in 1995.

Jeffrey T. Foland. Age 43. Mr. Foland has been Executive Vice President Marketing, Technology and Strategy of UAL and United since December 2012. From April 2012 to December 2012, Mr. Foland served as Executive Vice President Strategy, Technology and Business Development of UAL, United and Continental. From October 2010 to April 2012, Mr. Foland served as Executive Vice President of UAL, United and Continental and President of Mileage Plus Holdings, LLC. From January 2009 to September 2010, Mr. Foland served as Senior Vice President Worldwide Sales and Marketing of United. From September 2006 to January 2009, Mr. Foland served as Senior Vice President Worldwide Sales of United. From January 2005 to September 2006, Mr. Foland served as Vice President Sales America of United. Mr. Foland joined UAL in 2005.

Irene E. Foxhall. Age 62. Ms. Foxhall has been Executive Vice President Communications and Government Affairs of UAL and United since October 2010. From January 2010 to September 2010, Ms. Foxhall served as Senior Vice President Communications and Government Affairs of Continental. From October 2008 to December 2009, Ms. Foxhall served as Senior Vice President - Global Communications and Public Affairs of Continental. From September 2007 to October 2008, Ms. Foxhall served as Senior Vice President International and State Affairs of Continental. From September 2005 to September 2007, Ms. Foxhall served as Vice President International and State Affairs of Continental. Ms. Foxhall joined Continental in 1995.

Brett J. Hart. Age 44. Mr. Hart has been Executive Vice President, General Counsel and Secretary of UAL and United since February 2012. From December 2010 to February 2012, he served as Senior Vice President, General Counsel and Secretary of UAL, United and Continental. From June 2009 to December 2010, Mr. Hart served as Executive Vice President, General Counsel and Corporate Secretary at Sara Lee Corporation. From March 2005 to May 2009, Mr. Hart served as Deputy General Counsel and Chief Global Compliance Officer of Sara Lee Corporation. Mr. Hart joined UAL in 2010.

Gregory L. Hart. Age 48. Mr. Hart has been Senior Vice President Operations of UAL and United since December 2013. Mr. Hart will become Executive Vice President and Chief Operations Officer of UAL and United effective February 28, 2014. From September 2012 to December 2013, Mr. Hart served as Senior Vice President Technical Operations of United. From October 2010 to September 2012, Mr. Hart served as Senior Vice President Network of United and Continental. From September 2008 to September 2010, Mr. Hart served as Vice President Network Strategy of Continental. Mr. Hart joined Continental in 1997.

Chris Kenny. Age 49. Mr. Kenny has been Vice President and Controller of UAL and United since October 2010. From September 2003 to September 2010, Mr. Kenny served as Vice President and Controller of Continental. Mr. Kenny joined Continental in 1997.

Peter D. McDonald. Age 62. Mr. McDonald has been Executive Vice President and Chief Operations Officer of UAL and United since October 2010. Mr. McDonald will continue to serve as UAL’s and United’s principal operating officer through February 28, 2014. From May 2008 to September 2010, Mr. McDonald served as Executive Vice President and Chief Administrative Officer of UAL and United. From May 2004 to May 2008, Mr. McDonald served as Executive Vice President and Chief Operating Officer of UAL and United. Mr. McDonald joined UAL in 1969.

John D. Rainey. Age 43. Mr. Rainey has been Executive Vice President and Chief Financial Officer of UAL and United since April 2012. From October 2010 to April 2012, Mr. Rainey served as Senior Vice President Financial Planning and Analysis of United and Continental. From September 2007 to September 2010, Mr. Rainey served as Vice President Financial Planning and Analysis of Continental. From September 2005 to September 2007, Mr. Rainey served as Staff Vice President Financial Planning and Analysis of Continental. Mr. Rainey joined Continental in 1997.

Jeffery A. Smisek. Age 59. Mr. Smisek was named Chairman of the UAL Board effective December 31, 2012 and has been President and Chief Executive Officer of UAL and Chairman, President and Chief Executive Officer of United since October 2010. From January 2010 to September 2010, Mr. Smisek served as Chairman, President and Chief Executive Officer of Continental. From September 2008 to December 2009, Mr. Smisek served as President and Chief Operating Officer of Continental. From December 2004 to September 2008, Mr. Smisek served as President of Continental. Mr. Smisek joined Continental in 1995.

There are no family relationships among the executive officers or the directors of UAL. The executive officers are elected by the Board of Directors each year and hold office until the organization meeting of the Board of Directors in the subsequent year, until his or her successor is chosen or until his or her earlier death, resignation or removal.

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

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2014 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2014 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2014 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In October 2002, the Audit Committee of the UAL Board of Directors adopted a policy on pre-approval of services of the Company’s independent registered public accounting firm. As a wholly owned subsidiary of UAL, United’s audit services are determined by UAL. The policy provides that the Audit Committee shall pre-approve all audit and non-audit services to be provided to UAL and its subsidiaries and affiliates by its independent auditors. The process by which this is carried out is as follows:

For recurring services, the Audit Committee reviews and pre-approves the independent registered public accounting firm’s annual audit services and employee benefit plan audits in conjunction with the annual appointment of the outside auditors. The reviewed materials include a description of the services along with related fees. The Audit Committee also reviews and pre-approves other classes of recurring services along with fee thresholds for pre-approved services. In the event that the pre-approval fee thresholds are met and additional services are required prior to the next scheduled Audit Committee meeting, pre-approvals of additional services follow the process described below.

Any requests for audit, audit related, tax and other services not contemplated with the recurring services approval described above must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chair of the Audit Committee. The Chair must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. The Audit Committee has considered whether the 2013 and 2012 non-audit services provided by Ernst & Young LLP, the Company’s independent registered public accounting firm, are compatible with maintaining auditor independence.

All of the services in 2013 and 2012 under the Audit Fees, Audit Related Fees, Tax Fees and All Other Fees categories below have been approved by the Audit Committee pursuant to paragraph (c)(7) of Rule 2-01 of Regulation S-X of the Exchange Act.

The aggregate fees billed for professional services rendered by the Company’s independent auditors in 2013 and 2012 are as follows (in thousands):

Service	2013	2012
Audit Fees	$3,589	$4,229
Audit Related Fees	178	—
Tax Fees	1,343	543
All Other Fees	5	5

	$5,115	$4,777

Note: UAL and United amounts are the same.

AUDIT FEES

For 2013 and 2012, audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements and the audit of the effectiveness of internal control over financial reporting of United Continental Holdings, Inc. and its wholly owned subsidiaries. Audit fees also include the audit of the consolidated financial statements of United, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.

AUDIT RELATED FEES

In 2013, fees for audit related services consisted of an assessment of certain information technology security related controls.

TAX FEES

Tax fees for 2013 and 2012 include professional services provided for preparation of tax returns of certain expatriate employees, personal tax compliance and advice, preparation of federal, foreign and state tax returns, review of tax returns prepared by the Company, research and consultations regarding tax accounting and tax compliance matters, and assistance in assembling data to prepare for and respond to governmental reviews of past tax filings, exclusive of tax services rendered in connection with the audit.

ALL OTHER FEES

Fees for all other services billed in 2013 and 2012 consist of subscriptions to Ernst & Young LLP’s on-line accounting research tool.

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements. The financial statements required by this item are listed in Part II, Item 8, Financial Statements and Supplementary Data herein.

(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011.

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

UNITED CONTINENTAL HOLDINGS, INC. UNITED AIRLINES, INC. (Registrants)

By:	/s/ John D. Rainey
John D. Rainey
Executive Vice President and Chief Financial Officer

Date: February 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Continental Holdings, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ Jeffery A. Smisek Jeffery A. Smisek	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ John D. Rainey John D. Rainey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Chris Kenny Chris Kenny	Vice President and Controller (Principal Accounting Officer)

/s/ Stephen R. Canale Stephen R. Canale	Director

/s/ Carolyn Corvi Carolyn Corvi	Director

/s/ Jane C. Garvey Jane C. Garvey	Director

/s/ James J. Heppner James J. Heppner	Director

/s/ Walter Isaacson Walter Isaacson	Director

Signature	Capacity

/s/ Henry L. Meyer III Henry L. Meyer III	Director

/s/ Oscar Munoz Oscar Munoz	Director

/s/ William R. Nuti William R. Nuti	Director

/s/ Laurence E. Simmons Laurence E. Simmons	Director

/s/ David J. Vitale David J. Vitale	Director

/s/ John H. Walker John H. Walker	Director

/s/ Charles A. Yamarone Charles A. Yamarone	Director

Date:    February 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Airlines, Inc. and in the capacities and on the date indicated.

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

Date: February 20, 2014

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2013, 2012 and 2011

(In millions) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
Allowance for doubtful accounts - UAL:
2013	$13	$35	$35	$—	$13
2012	7	12	6	—	13
2011	6	8	7	—	7
Allowance for doubtful accounts - United:
2013	$13	$35	$35	$—	$13
2012	7	12	6	—	13
2011	6	8	7	—	7
Obsolescence allowance—spare parts - UAL:
2013	$125	$38	$1	$—	$162
2012	89	40	4	—	125
2011	64	31	6	—	89
Obsolescence allowance—spare parts - United:
2013	$125	$38	$1	$—	$162
2012	89	40	4	—	125
2011	64	31	6	—	89
Valuation allowance for deferred tax assets - UAL:
2013	$4,603	$7	$888	$84	$3,806
2012	4,137	487	21	—	4,603
2011	4,171	333	367	—	4,137
Valuation allowance for deferred tax assets - United:
2013	$4,503	$8	$898	$163	$3,776
2012	4,048	661	206	—	4,503
2011	4,008	371	331	—	4,048

(a) Deduction from reserve for purpose for which reserve was created.

(b) See Note 7 to the financial statements included in Part II, Item 8 of this report for additional information related to other valuation allowance adjustments.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

Plan of Merger

*2.1	UAL United	Agreement and Plan of Merger, dated as of May 2, 2010, by and among UAL Corporation, Continental Airlines, Inc. and JT Merger Sub Inc. (schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to UAL’s Form 8-K filed May 4, 2010, Commission file number 1-06033, and incorporated herein by reference)

*2.2	United	Agreement and Plan of Merger, dated as of March 28, 2013, by and between Continental Airlines, Inc. and United Air Lines, Inc. (filed as Exhibit 2.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-06033, and incorporated herein by reference)

Articles of Incorporation and Bylaws

*3.1	UAL	Amended and Restated Certificate of Incorporation of United Continental Holdings, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed October 1, 2010, Commission file number 1-06033, and incorporated herein by reference)

3.2	UAL	Amended and Restated Bylaws of United Continental Holdings, Inc.

3.3	UAL	Amended and Restated Bylaws of United Continental Holdings, Inc. (marked to show changes from the prior version of the bylaws)

*3.4	United	Amended and Restated Certificate of Incorporation of United Airlines, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-06033, and incorporated herein by reference)

*3.5	United	Amended and Restated By-laws of United Airlines, Inc. (filed as Exhibit 3.2 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-06033, and incorporated herein by reference)

Instruments Defining the Rights of Security Holders, Including Indentures

*4.1	UAL United	Amended and Restated Indenture, dated as of January 11, 2013, by and among United Continental Holdings, Inc. as Issuer, United Air Lines, Inc. as Guarantor, and the Bank of New York Mellon Trust Company, N.A. as Trustee, providing for issuance of 6% Notes due 2028, 6% Notes due 2026 and 8% Notes due 2024 (filed as Exhibit 4.6 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-06033, and incorporated herein by reference)

*4.2	UAL United	First Supplemental Indenture, dated as of April 1, 2013, by and among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Amended and Restated Indenture, dated as of January 11, 2013 (filed as Exhibit 4.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-06033, and incorporated herein by reference)

*4.3	UAL United	Second Supplemental Indenture, dated as of September 13, 2013, by and among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Amended and Restated Indenture, dated as of January 11, 2013 (filed as Exhibit 4.1 to UAL’s Form 8-K filed September 19, 2013, Commission file number 1-06033, and incorporated herein by reference)

*4.4	UAL United	Indenture, dated as of July 25, 2006, by and among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and The Bank of New York Trust Company, N.A., as Trustee, providing for issuance of 4.50% Senior Limited-Subordination Convertible Notes due 2021 (filed as Exhibit 4.1 to UAL’s Form 8-K filed July 27, 2006, Commission file number 1-06033, and incorporated herein by reference)

*4.5	UAL United	First Supplemental Indenture, dated as of April 1, 2013, by and among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 25, 2006 (filed as Exhibit 4.2 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-06033, and incorporated herein by reference)

*4.6	UAL United	Indenture, dated as of October 7, 2009, by and between UAL Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for issuance of 6% Convertible Senior Notes due 2029 (filed as Exhibit 4.1 to UAL’s Form 8-K dated October 7, 2009, Commission file number 1-06033, and incorporated herein by reference)

*4.7	UAL United	Form of Note representing all 6% Convertible Senior Notes due 2029 (filed as Exhibit 4.2 to UAL’s Form 8-K dated October 7, 2009, Commission file number 1-06033, and incorporated herein by reference)

*4.8	United	Indenture, dated as of November 10, 2000, between Continental Airlines, Inc. and Wilmington Trust Company, as trustee, relating to Continental Airlines, Inc.’s 6% Convertible Junior Subordinated Debentures due 2030 (filed as Exhibit 4.9 to Continental’s Form S-3 dated February 7, 2001, Commission file number 1-10323, and incorporated herein by reference)

*4.9	UAL United	First Supplemental Indenture, dated as of October 1, 2010, by and among Continental Airlines, Inc., United Continental Holdings, Inc. and Wilmington Trust Company, as trustee, with respect to the Indenture, dated as of November 10, 2000, between Continental Airlines, Inc. and Wilmington Trust Company, as trustee, relating to Continental Airlines, Inc.’s 6% Convertible Junior Subordinated Debentures due 2030 (filed as Exhibit 4.2 to UAL’s Form 8-K dated October 1, 2010, Commission file number 1-06033, and incorporated herein by reference)

*4.10	United	Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit to 4.1 to Continental’s Form S-3/A filed July 18, 1997, Commission file number 1-10323, and incorporated herein by reference)

*4.11	UAL United	Fourth Supplemental Indenture, dated as of October 1, 2010, by and among Continental Airlines, Inc., United Continental Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to the Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit 4.3 to UAL’s Form 8-K dated October 1, 2010, Commission file number 1-06033, and incorporated herein by reference)

*4.12	United	Indenture, dated as of August 8, 2010, among Continental, Air Micronesia, Inc., Continental Micronesia, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Trust FSB, as collateral trustee (filed as Exhibit 4.1 to Continental’s Form 8-K filed August 20, 2010, Commission file number 1-10323, and incorporated herein by reference)

*4.13	United	Form of 6.750% Senior Secured Notes due 2015 (filed as Exhibit 4.2 to Continental’s Form 8-K filed August 20, 2010, Commission file number 1-10323, and incorporated herein by reference)

*4.14	UAL United	Indenture, dated as of May 7, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-06033, and incorporated herein by reference)

*4.15	UAL United	First Supplemental Indenture, dated as of May 7, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 6.375% Senior Notes due 2018 (filed as Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-06033, and incorporated herein by reference)

*4.16	UAL United	Form of 6.375% Senior Notes due 2018 (filed as Exhibit A to Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-06033, and incorporated herein by reference)

*4.17	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-06033, and incorporated herein by reference)

*4.18	UAL United	Second Supplemental Indenture, dated as of November 8, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 6.000% Senior Notes due 2020 (filed as Exhibit 4.2 to UAL’s Form 8-K filed on November 12, 2013, Commission file number 1-06033, and incorporated herein by reference)

*4.19	UAL United	Form of 6.000% Senior Notes due 2020 (filed as Exhibit 4.3 to UAL’s Form 8-K filed on November 12, 2013, Commission file number 1-06033, and incorporated herein by reference)

*4.20	UAL United	Form of Notation of Note Guarantee (filed as Exhibit 4.4 to UAL’s Form 8-K filed on November 12, 2013, Commission file number 1-06033, and incorporated herein by reference)

Material Contracts

†10.1	UAL	United Continental Holdings, Inc. Profit Sharing Plan (amended and restated effective January 1, 2014, except as otherwise provided therein

*†10.2	UAL	Employment Agreement, dated as of September 5, 2002, by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-06033, and incorporated herein by reference)

*†10.3	UAL	Amendment No. 1 dated as of December 8, 2002 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.44 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-06033, and incorporated herein by reference)

*†10.4	UAL	Amendment No. 2 dated as of February 17, 2003 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.45 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-06033, and incorporated herein by reference)

*†10.5	UAL	Amendment No. 3 dated as of September 29, 2006 to the Employment Agreement dated September 5, 2002 by and among UAL Corporation, United Air Lines, Inc. and Glenn F. Tilton (filed as Exhibit 99.2 to UAL’s Form 8-K filed on September 29, 2006, Commission file number 1-06033, and incorporated herein by reference)

*†10.6	UAL	Amendment No. 4 dated as of September 25, 2008 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2008, Commission file no. 1-06033, and incorporated herein by reference)

*†10.7	UAL	Letter Agreement, dated as of June 21, 2010, by and among UAL Corporation, United Air Lines Inc. and Glenn F. Tilton (filed as Exhibit 10.1 to UAL’s Form S-4 dated June 25, 2010, Commission file number 1-06033, and incorporated herein by reference)

*†10.8	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and James E. Compton (filed as Exhibit 10.11 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*†10.9	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and James E. Compton (filed as Exhibit 10.12 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*†10.10	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 10.18 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*†10.11	UAL	Employment Agreement, dated as of April 15, 2012, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and John D. Rainey (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended March 31, 2012, Commission file number 1-06033, and incorporated herein by reference)

*†10.12	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc., Continental Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.21 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*†10.13	UAL	Confidentiality and Non-Competition Agreement, dated April 23, 2009, by and among Continental Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.1 to Continental Airlines, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.14	UAL	Description of Benefits for Officers of United Continental Holdings, Inc., United Air Lines, Inc., and Continental Airlines, Inc. (filed as Exhibit 10.24 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-06033, and incorporated herein by reference)

*†10.15	UAL	United Continental Holdings, Inc. Officer Travel Policy (filed as Exhibit 10.24 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*†10.16	UAL	UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-06033, and incorporated herein by reference)

*†10.17	UAL	Amendment to Outstanding Awards granted under the UAL Corporation 2006 Management Equity Incentive Plan, effective May 2, 2010 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2010, Commission file number 1-06033, and incorporated herein by reference)

*†10.18	UAL	Amendment No. 1 to the UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2010, Commission file number 1-06033, and incorporated herein by reference)

*†10.19	UAL	UAL Corporation 2008 Incentive Compensation Plan (filed as Appendix A to UAL Corporation’s Definitive Proxy filed on April 25, 2008, Commission file number 1-06033, and incorporated herein by reference) (now named the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

*†10.20	UAL	Amendment No. 1 to the UAL Corporation 2008 Incentive Compensation Plan (changing the name to United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.30 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*†10.21	UAL	United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.31 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*†10.22	UAL	First Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (effective with respect to performance periods beginning on or after January 1, 2012) (filed as Exhibit 10.33 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-06033, and incorporated herein by reference)

*†10.23	UAL	Second Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.29 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-06033, and incorporated herein by reference)

*†10.24	UAL	Form of Stock Option Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.25 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-06033, and incorporated herein by reference)

*†10.25	UAL	Form of Restricted Share Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.39 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-06033, and incorporated herein by reference) (2011 awards)

*†10.26	UAL	Form of Restricted Share Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (awards after 2011) (filed as Exhibit 10.37 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-06033, and incorporated by reference)

†10.27	UAL	Form of Restricted Share Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (awards during and after 2014)

*†10.28	UAL	Form of Cash Incentive Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-06033, and incorporated herein by reference)

*†10.29	UAL	Form of Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-06033, and incorporated herein by reference)

*†10.30	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.25 to UAL’s Form 10-K for the year ended December 31, 2009, Commission file number 1-06033, and incorporated herein by reference)

*†10.31	UAL	Form of Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2010, Commission file number 1-06033, and incorporated herein by reference)

*†10.32	UAL	Form of Merger Performance Incentive Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.42 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-06033, and incorporated herein by reference)

*†10.33	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (filed as Exhibit 10.40 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-06033, and incorporated herein by reference) (2011 awards)

*†10.34	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (2012 awards) (filed as Exhibit 10.44 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-06033, and incorporated herein by reference)

*†10.35	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (for performance periods beginning on or after January 1, 2013) (filed as Exhibit 10.41 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-06033, and incorporated herein by reference)

*†10.36	UAL	United Continental Holdings, Inc. Incentive Plan 2010, as amended and restated February 17, 2011 (previously named the Continental Airlines, Inc. Incentive Plan 2010) (filed as Exhibit 10.41 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*†10.37	UAL	First Amendment to the United Continental Holdings, Inc. Incentive Plan 2010, as amended and restated February 17, 2011 (filed as Annex B to UAL’s 2013 Definitive Proxy filed on April 26, 2013, Commission file number 1-06033, incorporated herein by reference)

*†10.38	UAL	United Continental Holdings, Inc. Annual Incentive Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (as amended and restated February 21, 2013) (filed as Exhibit 10.43 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-06033, and incorporated herein by reference)

*†10.39	UAL	United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (filed as Exhibit 10.43 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*†10.40.1	UAL	First Amendment to the United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (effective with respect to performance periods beginning on or after January 1, 2012) (filed as Exhibit 10.49 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-06033, and incorporated herein by reference)

†10.40.2	UAL	Second Amendment to the United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (effective with respect to performance periods beginning on or after January 1, 2014)

*†10.41	UAL	Form of Annual Incentive Program Award Notice pursuant to the United Continental Holdings, Inc. Annual Incentive Program (for fiscal year 2012) (filed as Exhibit 10.51 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-06033, and incorporated herein by reference)

*†10.42	UAL	Form of Annual Incentive Program Award Notice pursuant to the United Continental Holdings, Inc. Annual Incentive Program (for fiscal years beginning on or after January 1, 2013) (filed as Exhibit 10.47 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-06033, and incorporated herein by reference)

*†10.43	UAL	Form of Long-Term Relative Performance Award Notice pursuant to the United Continental Holdings, Inc. Long-Term Relative Performance Program (filed as Exhibit 10.45 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-06033, and incorporated herein by reference) (for the performance period beginning January 1, 2011)

*†10.44	UAL	Form of Long-Term Relative Performance Award Notice pursuant to the United Continental Holdings, Inc. Long-Term Relative Performance Program (for use with respect to performance periods beginning January 1, 2012 and 2013) (filed as Exhibit 10.53 to UAL’s Form 10-k for the year ended December 31, 2011, Commission file number 1-06033, and incorporated herein by reference)

†10.45	UAL	Form of Long-Term Relative Performance Award Notice pursuant to the United Continental Holdings, Inc. Long-Term Relative Performance Program (for use with respect to performance periods beginning on or after January 1, 2014)

*†10.46	UAL	Description of Compensation and Benefits for United Continental Holdings, Inc. Non-Employee Directors (filed as Exhibit 10.50 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-06033, and incorporated herein by reference)

*†10.47	UAL	United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated, effective June 9, 2011, filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2011, Commission file number 1-06033, and incorporated herein by reference)

*†10.48	UAL	Form of Share Unit Award Notice pursuant to the UAL Corporation 2006 Director Equity Incentive Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-06033, and incorporated herein by reference)

*†10.49	UAL	Form of Share Unit Award Notice pursuant to the United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2011, Commission file number 1-06033, and incorporated herein by reference) (for awards granted on or after June 2011)

*†10.50	UAL	Letter Agreement, dated October 1, 2010, by and among United Continental Holdings, Inc. and Glenn F. Tilton (filed as Exhibit 10.52 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*†10.51	UAL	Form of Outside Director Stock Option Grant pursuant to the 1998 Incentive Plan (filed as Exhibit 10.12(c) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.52	UAL	Continental Airlines, Inc. Incentive Plan 2000, as amended and restated (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*†10.53	UAL	Amendment to Incentive Plan 2000, dated as of March 12, 2004 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended March 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*†10.54	UAL	Second Amendment to Incentive Plan 2000, dated as of June 6, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.55	UAL	Third Amendment to Incentive Plan 2000, dated as of September 14, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.56	UAL	Form of Outside Director Stock Option Agreement pursuant to Incentive Plan 2000 (filed as Exhibit 10.14(b) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*†10.57	UAL	Form of Outside Director Stock Option Grant pursuant to Incentive Plan 2000 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.58	UAL	Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated February 18, 2009 (adopted pursuant to Incentive Plan 2000) (filed as Exhibit 10.14 to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.59	UAL	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (Profit Based RSU Awards under Incentive Plan 2000) (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.60	UAL	Form of Non-Employee Director Option Grant Document pursuant to Continental Airlines, Inc. Incentive Plan 2010, as amended and restated through February 17, 2010 (filed as Exhibit 10.2(a) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.61	UAL	Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated through March 11, 2010 (adopted pursuant to Continental Airlines, Inc. Incentive Plan 2010, as amended and restated February 17, 2010) (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*†10.62	UAL	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated through March 11, 2010 (Profit Based RSU Award under Continental Airlines, Inc. Incentive Plan 2010, as amended and restated February 17, 2010) (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.63	UAL	Continental Airlines, Inc. 2005 Pilot Supplemental Option Plan (filed as Exhibit 10.9 to Continental’s Form 10-Q for the quarter ended March 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

†10.64	UAL	United Air Lines, Inc. Management Cash Direct & Cash Match Program (amended and restated effective January 1, 2014)

*^10.65	UAL United	Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.27 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*^10.66	UAL United	Letter Agreement No. 1 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.28 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*^10.67	UAL United	Letter Agreement No. 2 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.29 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*^10.68	UAL United	Letter Agreement No. 3 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.30 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*^10.69	UAL United	Letter Agreement No. 4 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.31 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*^10.70	UAL United	Letter Agreement No. 5 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.32 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*^10.71	UAL United	Letter Agreement No. 6 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.33 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*^10.72	UAL United	Letter Agreement No. 7 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.34 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*^10.73	UAL United	Letter Agreement No. 8 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.35 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*^10.74	UAL United	Letter Agreement No. 9 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.36 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*^10.75	UAL United	Letter Agreement No. 10 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.37 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*^10.76	UAL United	Letter Agreement No. 11 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.38 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*^10.77	UAL United	Letter Agreement No. 12 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.39 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*^10.78	UAL United	Letter Agreement No. 13 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.40 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-06033, and incorporated herein by reference)

*^10.79	UAL United	Amendment No. 1 to the Airbus A350-900XWB Purchase Agreement, dated June 25, 2010, by and among Airbus S.A.S and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2010, Commission file number 1-06033, and incorporated herein by reference)

*^10.80	UAL United	Amendment No. 2 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.8 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.81	UAL United	Amended and Restated Letter Agreement No. 2 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.9 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.82	UAL United	Amended and Restated Letter Agreement No. 3 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.10 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.83	UAL United	Amended and Restated Letter Agreement No. 4 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.11 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.84	UAL United	Amended and Restated Letter Agreement No. 5 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.12 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.85	UAL United	Amended and Restated Letter Agreement No. 6 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.13 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.86	UAL United	Amended and Restated Letter Agreement No. 7 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.14 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.87	UAL United	Amended and Restated Letter Agreement No. 10 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.15 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.88	UAL United	Amended and Restated Letter Agreement No. 12 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.16 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.89	UAL United	Purchase Agreement No. 1951, including exhibits and side letters thereto, dated July 23, 1996, by and among Continental and Boeing (filed as Exhibit 10.8 to Continental’s Form 10-Q for the quarter ended June 30, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.90	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 1951, dated October 10, 1996 (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.91	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 1951, dated March 5, 1997 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 1997, Commission file number 1-10323 and incorporated herein by reference)

*^10.92	UAL United	Supplemental Agreement No. 3, including exhibit and side letter, to Purchase Agreement No. 1951, dated July 17, 1997 (filed as Exhibit 10.14(c) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.93	UAL United	Supplemental Agreement No. 4, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.14(d) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.94	UAL United	Supplemental Agreement No. 5, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.95	UAL United	Supplemental Agreement No. 6, including exhibits and side letters, to Purchase Agreement No. 1951, dated July 30, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.96	UAL United	Supplemental Agreement No. 7, including side letters, to Purchase Agreement No. 1951, dated November 12, 1998 (filed as Exhibit 10.24(g) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.97	UAL United	Supplemental Agreement No. 8, including side letters, to Purchase Agreement No. 1951, dated December 7, 1998 (filed as Exhibit 10.24(h) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.98	UAL United	Letter Agreement No. 6-1162-GOC-131R1 to Purchase Agreement No. 1951, dated March 26, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.99	UAL United	Supplemental Agreement No. 9, including side letters, to Purchase Agreement No. 1951, dated February 18, 1999 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.100	UAL United	Supplemental Agreement No. 10, including side letters, to Purchase Agreement No. 1951, dated March 19, 1999 (filed as Exhibit 10.4(a) to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.101	UAL United	Supplemental Agreement No. 11, including side letters, to Purchase Agreement No. 1951, dated March 14, 1999 (filed as Exhibit 10.4(a) to Continental’s Form 10-Q for the quarter ended June 30, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.102	UAL United	Supplemental Agreement No. 12, including side letters, to Purchase Agreement No. 1951, dated July 2, 1999 (filed as Exhibit 10.8 to Continentals’ Form 10-Q for the quarter ended September 30, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.103	UAL United	Supplemental Agreement No. 13 to Purchase Agreement No. 1951, dated October 13, 1999 (filed as Exhibit 10.25(n) to Continental’s Form 10-K for the year ended December 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.104	UAL United	Supplemental Agreement No. 14 to Purchase Agreement No. 1951, dated December 13, 1999 (filed as Exhibit 10.25(o) to Continental’s Form 10-K for the year ended December 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.105	UAL United	Supplemental Agreement No. 15, including side letters, to Purchase Agreement No. 1951, dated January 13, 2000 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.106	UAL United	Supplemental Agreement No. 16, including side letters, to Purchase Agreement No. 1951, dated March 17, 2000 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.107	UAL United	Supplemental Agreement No. 17, including side letters, to Purchase Agreement No. 1951, dated May 16, 2000 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.108	UAL United	Supplemental Agreement No. 18, including side letters, to Purchase Agreement No. 1951, dated September 11, 2000 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended September 30, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.109	UAL United	Supplemental Agreement No. 19, including side letters, to Purchase Agreement No. 1951, dated October 31, 2000 (filed as Exhibit 10.20(t) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.110	UAL United	Supplemental Agreement No. 20, including side letters, to Purchase Agreement No. 1951, dated December 21, 2000 (filed as Exhibit 10.20(u) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.111	UAL United	Supplemental Agreement No. 21, including side letters, to Purchase Agreement No. 1951, dated March 30, 2001 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.112	UALUnited	Supplemental Agreement No. 22, including side letters, to Purchase Agreement No. 1951, dated May 23, 2001 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.113	UAL United	Supplemental Agreement No. 23, including side letters, to Purchase Agreement No. 1951, dated June 29, 2001 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.114	UAL United	Supplemental Agreement No. 24, including side letters, to Purchase Agreement No. 1951, dated August 31, 2001 (filed as Exhibit 10.11 to Continental’s Form 10-Q for the quarter ended September 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.115	UAL United	Supplemental Agreement No. 25, including side letters, to Purchase Agreement No. 1951, dated December 31, 2001 (filed as Exhibit 10.22(z) to Continental’s Form 10-K for the year ended December 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.116	UAL United	Supplemental Agreement No. 26, including side letters, to Purchase Agreement No. 1951, dated March 29, 2002 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.117	UAL United	Supplemental Agreement No. 27, including side letters, to Purchase Agreement No. 1951, dated November 6, 2002 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.118	UAL United	Supplemental Agreement No. 28, including side letters, to Purchase Agreement No. 1951, dated April 1, 2003 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.119	UAL United	Supplemental Agreement No. 29, including side letters, to Purchase Agreement No. 1951, dated August 19, 2003 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.120	UAL United	Supplemental Agreement No. 30 to Purchase Agreement No. 1951, dated November 4, 2003 (filed as Exhibit 10.23(ae) to Continental’s Form 10-K for the year ended December 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.121	UAL United	Supplemental Agreement No. 31 to Purchase Agreement No. 1951, dated August 20, 2004 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.122	UAL United	Supplemental Agreement No. 32, including side letters, to Purchase Agreement No. 1951, dated December 29, 2004 (filed as Exhibit 10.21(ag) to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.123	UAL United	Supplemental Agreement No. 33, including side letters, to Purchase Agreement No. 1951, dated December 29, 2004 (filed as Exhibit 10.21(ah) to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.124	UAL United	Supplemental Agreement No. 34 to Purchase Agreement No. 1951, dated June 22, 2005 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.125	UAL United	Supplemental Agreement No. 35 to Purchase Agreement No. 1951, dated June 30, 2005 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.126	UAL United	Supplemental Agreement No. 36 to Purchase Agreement No. 1951, dated July 28, 2005 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.127	UAL United	Supplemental Agreement No. 37 to Purchase Agreement No. 1951, dated March 30, 2006 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.128	UAL United	Supplemental Agreement No. 38 to Purchase Agreement No. 1951, dated June 6, 2006 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.129	UAL United	Supplemental Agreement No. 39 to Purchase Agreement No. 1951, dated August 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.130	UAL United	Supplemental Agreement No. 40 to Purchase Agreement No. 1951, dated December 5, 2006 (filed as Exhibit 10.23(ao) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.131	UAL United	Supplemental Agreement No. 41 to Purchase Agreement No. 1951, dated June 1, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.132	UAL United	Supplemental Agreement No. 42 to Purchase Agreement No. 1951, dated June 12, 2007 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.133	UAL United	Supplemental Agreement No. 43 to Purchase Agreement No. 1951, dated July 18, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.134	UAL United	Supplemental Agreement No. 44 to Purchase Agreement No. 1951, dated December 7, 2007 (filed as Exhibit 10.21(as) to Continental’s Form 10-K for the year ended December 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.135	UAL United	Supplemental Agreement No. 45 to Purchase Agreement No. 1951, dated February 20, 2008 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.136	UAL United	Supplemental Agreement No. 46 to Purchase Agreement No. 1951, dated June 25, 2008 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.137	UAL United	Supplemental Agreement No. 47 to Purchase Agreement No. 1951, dated October 30, 2008 (filed as Exhibit 10.21(av) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.138	UAL United	Supplemental Agreement No. 48 to Purchase Agreement No. 1951, dated January 29, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.139	UAL United	Supplemental Agreement No. 49 to Purchase Agreement No. 1951, dated May 1, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.140	UAL United	Supplemental Agreement No. 50 to Purchase Agreement No. 1951, dated July 23, 2009 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.141	UAL United	Supplemental Agreement No. 51 to Purchase Agreement No. 1951, dated August 5, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.142	UAL United	Supplemental Agreement No. 52 to Purchase Agreement No. 1951, dated August 31, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.143	UAL United	Supplemental Agreement No. 53 to Purchase Agreement No. 1951, dated December 23, 2009 (filed as Exhibit 10.22(bb) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.144	UAL United	Supplemental Agreement No. 54 to Purchase Agreement No. 1951, dated March 2, 2010 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.145	UAL United	Supplemental Agreement No. 55 to Purchase Agreement No. 1951, dated March 31, 2010 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.146	UAL United	Supplemental Agreement No. 56 to Purchase Agreement No. 1951, dated August 12, 2010 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2010, Commission File Number 1-10323, and incorporated herein by reference)

*^10.147	UAL United	Supplemental Agreement No. 57 to Purchase Agreement No. 1951, dated March 2, 2011 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2011, Commission file number 1-06033, and incorporated herein by reference)

*^10.148	UAL United	Supplemental Agreement No. 58 to Purchase Agreement No. 1951, dated January 6, 2012 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2012, Commission file number 1-06033, and incorporated herein by reference)

*^10.149	UAL United	Supplemental Agreement No. 59 to Purchase Agreement No. 1951, dated July 12, 2012 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2012, Commission file number 1-06033, and incorporated herein by reference)

*^10.150	UAL United	Supplemental Agreement No. 60 to Purchase Agreement No. 1951, dated November 7, 2012 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.151	UAL United	Supplemental Agreement No. 61 to Purchase Agreement No. 1951, dated September 11, 2013 (filed as Exhibit 10.1 for the quarter ended September 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.152	UAL United	Aircraft General Terms Agreement, dated October 10, 1997, by and among Continental and Boeing (filed as Exhibit 10.15 to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.153	UAL United	Purchase Agreement No. 2061, including exhibits and side letters, dated October 10, 1997, by and among Continental and Boeing (filed as Exhibit 10.17 to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.154	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 2061, dated December 18, 1997 (filed as Exhibit 10.17(a) to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.155	UAL United	Supplemental Agreement No. 2, including side letter, to Purchase Agreement No. 2061, dated July 30, 1998 (filed as Exhibit 10.27(b) to Continental’s Form 10-K for the year ended December 31, 1998, Commission File Number 1-10323, and incorporated herein by reference)

*^10.156	UAL United	Supplemental Agreement No. 3, including side letter, to Purchase Agreement No. 2061, dated September 25, 1998 (filed as Exhibit 10.27(c) to Continental’s Form 10-K for the year ended December 31, 1998, Commission File Number 1-10323, and incorporated herein by reference)

*^10.157	UAL United	Supplemental Agreement No. 4, including side letter, to Purchase Agreement No. 2061, dated February 3, 1999 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.158	UAL United	Supplemental Agreement No. 5, including side letter, to Purchase Agreement No. 2061, dated March 26, 1999 (filed as Exhibit 10.5(a) to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.159	UAL United	Supplemental Agreement No. 6 to Purchase Agreement No. 2061, dated June 25, 2002 (filed as Exhibit 10.12 to Continental’s Form 10-Q for the quarter ended June 30, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.160	UAL United	Supplemental Agreement No. 7, including side letter, to Purchase Agreement No. 2061, dated October 31, 2000 (filed as Exhibit 10.23(g) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.161	UAL United	Supplemental Agreement No. 8, including side letter, to Purchase Agreement No. 2061, dated June 29, 2001 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.162	UAL United	Supplemental Agreement No. 9 to Purchase Agreement No. 2061, dated June 25, 2002 (filed as Exhibit 10.12 to Continental’s Form 10-Q for the quarter ended June 30, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.163	UAL United	Supplemental Agreement No. 10 to Purchase Agreement No. 2061, dated November 4, 2003 (filed as Exhibit 10.26(j) to Continental’s Form 10-K for the year ended December 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.164	UAL United	Supplemental Agreement No. 11 to Purchase Agreement No. 2061, dated July 28, 2005 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.165	UAL United	Supplemental Agreement No. 12 to Purchase Agreement No. 2061, dated March 17, 2006 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.166	UAL United	Supplemental Agreement No. 13 to Purchase Agreement No. 2061, dated December 3, 2007 (filed as Exhibit 10.23(m) to Continental’s Form 10-K for the year ended December 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.167	UAL United	Supplemental Agreement No. 14 to Purchase Agreement No. 2061, dated February 20, 2008 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.168	UAL United	Supplemental Agreement No. 15 to Purchase Agreement No. 2061, dated October 15, 2008 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.169	UAL United	Supplemental Agreement No. 16 to Purchase Agreement No. 2061, dated May 1, 2009 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.170	UAL United	Supplemental Agreement No. 17 to Purchase Agreement No. 2061, dated August 31, 2009 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.171	UAL United	Supplemental Agreement No. 18 to Purchase Agreement No. 2061, dated December 23, 2009 (filed as Exhibit 10.24(r) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.172	UAL United	Supplemental Agreement No. 19 to Purchase Agreement No. 2061, dated March 2, 2010 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.173	UAL United	Supplemental Agreement No. 20 to Purchase Agreement No. 2061, dated August 12, 2010 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.174	UAL United	Letter Agreement 6-1162-CHL-048, dated February 8, 2002, by and among Continental and Boeing (filed as Exhibit 10.44 to Continental’s Form 10-K for the year ended December 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.175	UAL United	Purchase Agreement No. 2484, including exhibits and side letters, dated December 29, 2004, by and among Continental and Boeing (filed as Exhibit 10.27 to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.176	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 2484, dated June 30, 2005 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.177	UAL United	Supplemental Agreement No. 2, including exhibits and side letters, to Purchase Agreement No. 2484, dated January 20, 2006 (filed as Exhibit 10.27(b) to Continental’s Form 10-K for the year ended December 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.178	UAL United	Supplemental Agreement No. 3 to Purchase Agreement No. 2484, dated May 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.179	UAL United	Supplemental Agreement No. 4 to Purchase Agreement No. 2484, dated July 14, 2006 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.180	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 2484, dated March 12, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.181	UAL United	Supplemental Agreement No. 6 to Purchase Agreement No. 2484, dated October 22, 2008 (filed as Exhibit 10.25(f) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.182	UAL United	Supplemental Agreement No. 7 to Purchase Agreement No. 2484, dated November 7, 2012 (filed as Exhibit 10.179 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-06033, and incorporated herein by reference)

*^10.183	UAL United	Supplemental Agreement No. 8 to Purchase Agreement No. 2484, dated June 17, 2013 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.184	UAL United	Amended and Restated Letter Agreement No. 11, dated August 8, 2005, by and among Continental and General Electric Company (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.185	UAL United	Agreement, dated May 7, 2003, by and among Continental and the United States of America, acting through the Transportation Security Administration (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.186	UAL United	Purchase Agreement No. PA-03784, dated July 12, 2012, between The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-06033, and incorporated herein by reference)

*^10.187	UAL United	Supplemental Agreement No. 01 to Purchase Agreement No. PA-03784, dated September 27, 2012 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-06033, and incorporated herein by reference)

*^10.188	UAL United	Supplemental Agreement No. 02 to Purchase Agreement Number PA-03784, dated March 1, 2013 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.189	UAL United	Supplemental Agreement No. 03 to Purchase Agreement Number PA-03784, dated June 27, 2013 (filed as Exhibit 10.7 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.190	UAL United	Supplemental Agreement No. 04 to Purchase Agreement Number PA-03784, dated September 11, 2013 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter September 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.191	UAL United	Purchase Agreement No. PA-03776, dated July 12, 2012, between The Boeing Company and United Continental Holdings, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-06033, and incorporated herein by reference)

*^10.192	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 03776, dated June 17, 2013 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.193	UAL United	Purchase Agreement Assignment to Purchase Agreement No. 03776, dated October 23, 2013, between United Continental Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

*^10.194	UAL United	Letter Agreement No. 6-1162-KKT-080, dated July 12, 2012, among Boeing, United Continental Holdings, Inc., United Air Lines, Inc., and Continental Airlines, Inc. (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-06033, and incorporated herein by reference)

*^10.195	UAL United	Purchase Agreement No. 3860, dated September 27, 2012, between Boeing and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-06033, and incorporated herein by reference)

*^10.196	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 3860, dated June 17, 2013 (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-06033, and incorporated herein by reference)

^10.197	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 3860, dated December 16, 2013

*10.198	UAL United	Credit and Guaranty Agreement, dated as of March 27, 2013, among Continental Airlines, Inc. and United Air Lines, Inc., as co-borrowers, United Continental Holdings, Inc., as parent and a guarantor, the subsidiaries of United Continental Holdings, Inc. other than the co-borrowers party thereto from time to time, as guarantors, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to UAL’s Form 8-K filed March 28, 2013, Commission file number 1-06033, and incorporated herein by reference)

Computation of Ratios

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

List of Subsidiaries

21	UAL United	List of United Continental Holdings, Inc. and United Airlines, Inc. Subsidiaries

Consents of Experts and Counsel

23.1	UAL	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Continental Holdings, Inc.

23.2	United	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Airlines, Inc.

Rule 13a-14(a) /15d-14(a) Certifications

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

Section 1350 Certifications

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Interactive Data File

101	UAL United	The following materials from each of United Continental Holdings, Inc.’s and United Airlines, Inc.’s Annual Reports on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Consolidated Operations, (ii) the Statements of Consolidated Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Stockholders’ Equity (Deficit) and (vi) the Combined Notes to Consolidated Financial Statements.

*	Previously filed.
†	Indicates management contract or compensatory plan or arrangement. Pursuant to Item 601(b)(10), United and Continental are permitted to omit certain compensation-related exhibits from this report and therefore only UAL is identified as the registrant for purposes of those items.
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.