Form 10-Q
period 2014-03-31
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2014-04-24
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No
001-06033	United Continental Holdings, Inc. 233 South Wacker Drive, Chicago, Illinois 60606 (872) 825-4000	Delaware	36-2675207
001-10323	United Airlines, Inc. 233 South Wacker Drive, Chicago, Illinois 60606 (872) 825-4000	Delaware	74-2099724

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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of April 14, 2014 is shown below:

United Continental Holdings, Inc.	373,504,409 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for United Airlines, Inc. common stock.

OMISSION OF CERTAIN INFORMATION

This combined Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.

United Airlines, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Operating revenue:
Passenger—Mainline	$5,848	$5,938
Passenger—Regional	1,536	1,621

Total passenger revenue	7,384	7,559
Cargo	209	227
Other operating revenue	1,103	935

	8,696	8,721

Operating expense:
Aircraft fuel	2,917	3,050
Salaries and related costs	2,153	2,127
Regional capacity purchase	559	588
Landing fees and other rent	572	497
Aircraft maintenance materials and outside repairs	458	438
Depreciation and amortization	409	408
Distribution expenses	318	328
Aircraft rent	224	240
Special charges (Note 10)	52	92
Other operating expenses	1,383	1,217

	9,045	8,985

Operating loss	(349)	(264)

Nonoperating income (expense):
Interest expense	(187)	(201)
Interest capitalized	14	11
Interest income	5	5
Miscellaneous, net	(89)	23

	(257)	(162)

Loss before income taxes	(606)	(426)
Income tax expense (benefit)	3	(9)

Net loss	$(609)	$(417)

Loss per share, basic	$(1.66)	$(1.26)

Loss per share, diluted	$(1.66)	$(1.26)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2014	2013
Net loss	$(609)	$(417)

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	(7)	—
Employee benefit plans	(21)	21
Investments and other	—	(2)

	(28)	19

Total comprehensive loss, net	$(637)	$(398)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,009	$3,220
Short-term investments	2,015	1,901

Total unrestricted cash, cash equivalents and short-term investments	5,024	5,121
Restricted cash	49	31
Receivables, less allowance for doubtful accounts (2014—$17; 2013—$13)	1,609	1,503
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2014—$170; 2013—$162)	641	667
Deferred income taxes	620	676
Prepaid expenses and other	845	704

	8,788	8,702

Operating property and equipment:
Owned—
Flight equipment	19,376	18,786
Other property and equipment	3,759	3,687

	23,135	22,473
Less—Accumulated depreciation and amortization	(6,364)	(6,080)

	16,771	16,393

Purchase deposits for flight equipment	688	706

Capital leases—
Flight equipment	1,496	1,490
Other property and equipment	315	307

	1,811	1,797
Less—Accumulated amortization	(886)	(849)

	925	948

	18,384	18,047

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2014—$954; 2013—$933)	4,402	4,436
Restricted cash	340	364
Other, net	748	740

	10,013	10,063

	$37,185	$36,812

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) March 31, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$4,804	$3,405
Frequent flyer deferred revenue	2,318	2,369
Accounts payable	2,332	2,087
Accrued salaries and benefits	1,363	1,696
Current maturities of long-term debt	1,178	1,368
Current maturities of capital leases	112	117
Other	984	1,065

	13,091	12,107

Long-term debt	10,098	10,171
Long-term obligations under capital leases	736	753

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,593	2,535
Postretirement benefit liability	1,701	1,703
Pension liability	1,626	1,650
Advanced purchase of miles	1,282	1,338
Deferred income taxes	1,608	1,662
Lease fair value adjustment, net	590	626
Other	1,281	1,283

	10,681	10,797

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 373,502,963 and 362,283,555 shares at March 31, 2014 and December 31, 2013, respectively	4	4
Additional capital invested	7,666	7,425
Accumulated deficit	(5,624)	(5,015)
Stock held in treasury, at cost	(47)	(38)
Accumulated other comprehensive loss	580	608

	2,579	2,984

	$37,185	$36,812

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net cash provided by operating activities	$694	$393
Cash Flows from Investing Activities:
Capital expenditures	(364)	(375)
Increase in short-term and other investments, net	(111)	(77)
Proceeds from sale of property and equipment	35	9
Decrease in restricted cash, net	6	12
Other, net	7	—

Net cash used in investing activities	(427)	(431)

Cash Flows from Financing Activities:
Payments of long-term debt	(613)	(1,241)
Proceeds from issuance of long-term debt	147	109
Principal payments under capital leases	(24)	(29)
Other, net	12	(33)

Net cash used in financing activities	(478)	(1,194)

Net decrease in cash and cash equivalents	(211)	(1,232)
Cash and cash equivalents at beginning of the period	3,220	4,770

Cash and cash equivalents at end of the period	$3,009	$3,538

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$375	$146
Exchanges of certain convertible notes for common stock	202	—
Airport construction financing	2	5

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2014	2013
Operating revenue:
Passenger—Mainline	$5,848	$5,938
Passenger—Regional	1,536	1,621

Total passenger revenue	7,384	7,559
Cargo	209	227
Other operating revenue	1,103	937

	8,696	8,723

Operating expense:
Aircraft fuel	2,917	3,050
Salaries and related costs	2,153	2,127
Regional capacity purchase	559	588
Landing fees and other rent	572	497
Aircraft maintenance materials and outside repairs	458	438
Depreciation and amortization	409	408
Distribution expenses	318	328
Aircraft rent	224	240
Special charges (Note 10)	52	92
Other operating expenses	1,375	1,217

	9,037	8,985

Operating loss	(341)	(262)

Nonoperating income (expense):
Interest expense	(189)	(203)
Interest capitalized	14	11
Interest income	5	5
Miscellaneous, net	(66)	85

	(236)	(102)

Loss before income taxes	(577)	(364)
Income tax expense (benefit)	3	(2)

Net loss	$(580)	$(362)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2014	2013
Net loss	$(580)	$(362)

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	(7)	—
Employee benefit plans	(21)	21
Investments and other	1	(1)
Other	—	6

	(27)	26

Total comprehensive loss, net	$(607)	$(336)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,003	$3,214
Short-term investments	2,015	1,901

Total unrestricted cash, cash equivalents and short-term investments	5,018	5,115
Restricted cash	49	31
Receivables, less allowance for doubtful accounts (2014—$17; 2013—$13)	1,609	1,503
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2014—$170; 2013—$162)	641	667
Deferred income taxes	614	674
Prepaid expenses and other	893	705

	8,824	8,695

Operating property and equipment:
Owned—
Flight equipment	19,376	18,786
Other property and equipment	3,759	3,687

	23,135	22,473
Less—Accumulated depreciation and amortization	(6,364)	(6,080)

	16,771	16,393

Purchase deposits for flight equipment	688	706

Capital leases—
Flight equipment	1,496	1,490
Other property and equipment	315	307

	1,811	1,797
Less—Accumulated amortization	(886)	(849)

	925	948

	18,384	18,047

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2014—$954; 2013—$933)	4,402	4,436
Restricted cash	340	364
Other, net	1,333	1,221

	10,598	10,544

	$37,806	$37,286

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$4,804	$3,405
Frequent flyer deferred revenue	2,318	2,369
Accounts payable	2,336	2,092
Accrued salaries and benefits	1,363	1,696
Current maturities of long-term debt	1,178	1,368
Current maturities of capital leases	112	117
Payables to related parties	102	114
Other	975	1,064

	13,188	12,225

Long-term debt	9,996	10,020
Long-term obligations under capital leases	736	753

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,593	2,535
Postretirement benefit liability	1,701	1,703
Pension liability	1,626	1,650
Advanced purchase of miles	1,282	1,338
Deferred income taxes	1,603	1,661
Lease fair value adjustment	590	626
Other	1,634	1,552

	11,029	11,065

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both March 31, 2014 and December 31, 2013	—	—
Additional capital invested	7,598	7,590
Accumulated deficit	(5,322)	(4,743)
Accumulated other comprehensive income	581	608
Receivable from related parties	—	(232)

	2,857	3,223

	$37,806	$37,286

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net cash provided by operating activities	$686	$389
Cash Flows from Investing Activities:
Capital expenditures	(364)	(375)
Increase in short-term and other investments, net	(111)	(77)
Proceeds from sale of property and equipment	35	9
Decrease in restricted cash, net	6	12
Other, net	7	—

Net cash used in investing activities	(427)	(431)

Cash Flows from Financing Activities:
Payments of long-term debt	(613)	(1,241)
Proceeds from issuance of long-term debt	147	109
Principal payments under capital leases	(24)	(29)
Other, net	20	(30)

Net cash used in financing activities	(470)	(1,191)

Net decrease in cash and cash equivalents	(211)	(1,233)
Cash and cash equivalents at beginning of the period	3,214	4,765

Cash and cash equivalents at end of the period	$3,003	$3,532

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$375	$146
Transfer of UAL subsidiaries to United	186	—
Contribution of capital associated with conversion of convertible notes	156	—
Airport construction financing	2	5

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

The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. The UAL and United financial statements should be read together with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”). The Company’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Frequent Flyer Accounting. On March 30, 2014, US Airways exited Star Alliance. Effective with the exit date, the Company updated its estimated selling price for miles to a value based on the equivalent ticket value less fulfillment discount, which incorporates the expected redemption of miles. The equivalent ticket value used as the basis for the estimated selling price of miles is based on the prior 12 months’ weighted average equivalent ticket value of similar fares as those used to settle award redemptions while taking into consideration such factors as redemption pattern, cabin class, loyalty status and geographic region. This change in estimate will be applied on a prospective basis beginning April 1, 2014. The estimated impact of this change on consolidated revenue is expected to be an increase of approximately $75 million in 2014.

Related Party Receivables. At December 31, 2013, United had receivables from two affiliates, which were wholly-owned subsidiaries of UAL, of $232 million that were classified against stockholder’s equity. UAL transferred all of its equity interest in each of the two subsidiaries to United in the first quarter of 2014, and the transfers have been reflected as reductions in paid in capital.

NOTE 2 - LOSS PER SHARE

The table below represents the computation of UAL’s basic and diluted loss per share amounts and the number of securities that have been excluded from the computation of diluted loss per share amounts because they were antidilutive (in millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Basic and diluted loss per share:
Loss available to common stockholders	$(609)	$(417)

Weighted average shares outstanding, basic and diluted	368	332

Loss per share, basic and diluted	$(1.66)	$(1.26)

Potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and stock options	2	4
Convertible notes	28	61

During the three months ended March 31, 2014, UAL issued approximately five million additional shares of UAL common stock in exchange for, or upon conversion of, $46 million in aggregate principal amount of UAL’s outstanding 6% convertible senior notes due 2029 held by such securityholders. The newly issued shares of UAL common stock are included in the determination of basic weighted average shares outstanding for the three months ended March 31, 2014 from the date the shares were issued. The Company retired the 6% convertible senior notes acquired in the exchange.

In the first quarter of 2014, holders of substantially all of the remaining $156 million outstanding principal amount of the 4.5% Senior Limited-Subordination Convertible Notes due 2021 (the “4.5% Notes”) exercised their right to convert such notes into approximately five million shares of UAL common stock at a conversion rate of 30.6419 shares of UAL common stock per $1,000 principal amount of 4.5% Notes. The newly issued shares of UAL common stock are included in the determination of basic weighted average shares outstanding for the three months ended March 31, 2014 from the date the shares were issued. See Note 9 for information related to exercises of the 4.5% Notes.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss), net of tax (“AOCI”) (in millions):

UAL (a)	Pension and Other Postretirement Liabilities	Derivative Contracts	Investments and Other	Total
Balance at December 31, 2013	$584	$11	$13	$608
Changes in value	(5)	(10)	—	(15)
Amounts reclassified to earnings	(16)	3	—	(13)

Net current-period change	(21)	(7)	—	(28)

Balance at March 31, 2014	$563	$4	$13	$580

Balance at December 31, 2012	$(1,042)	$(10)	$6	$(1,046)
Changes in value	—	(9)	(2)	(11)
Amounts reclassified to earnings	21	9	—	30

Net current-period change	21	—	(2)	19

Balance at March 31, 2013	$(1,021)	$(10)	$4	$(1,027)

Details about AOCI Components	Amount Reclassified from AOCI to Income		Affected Line Item in the Statements of Consolidated Operations
	Three Months Ended March 31,
	2014	2013
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of (gains) losses into earnings (b)	$3	$9	Aircraft fuel
Amortization of pension and post-retirement items
Amortization of unrecognized (gains) losses and prior service cost (credit) (b) (c)	$(16)	$21	Salaries and related costs

(a) UAL and United amounts are substantially the same except for an additional $6 million of income tax benefit at United in 2013 and additional (losses) gains related to investments and other of $1 million and $1 million in 2014 and 2013, respectively.

(b) Income tax expense for these items was offset by the Company’s valuation allowance.

(c) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional details).

NOTE 4 - INCOME TAXES

Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Service cost	$24	$33	$5	$14
Interest cost	51	47	22	28
Expected return on plan assets	(45)	(40)	(1)	(1)
Amortization of unrecognized (gain) loss and prior service cost (credit)	3	18	(19)	3

Total	$33	$58	$7	$44

During the three months ended March 31, 2014, the Company contributed $57 million to its tax-qualified defined benefit pension plans.

Share-Based Compensation. In February 2014, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.3 million shares of restricted stock and 0.5 million restricted stock units (“RSUs”) that vest pro-rata over three years on the anniversary of the grant date. The time-vested RSUs are cash-settled based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. In addition, the Company granted 0.6 million performance-based RSUs that will vest based on the Company’s return on invested capital for the three years ending December 31, 2016. If this performance condition is achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the RSUs as liability awards. The table below presents information related to share-based compensation (in millions):

	Three Months Ended March 31,
	2014	2013
Share-based compensation expense (a)	$32	$27

	March 31, 2014	December 31, 2013
Unrecognized share-based compensation	$90	$44

(a) Includes $3 million and $8 million of expense recognized in merger integration-related costs for the three months ended March 31, 2014 and 2013, respectively.

Profit Sharing Plans. Substantially all employees participated in profit sharing plans, which depending on the work group, pay from 5% to 20% of total pre-tax earnings, excluding special items and share-based compensation expense, to eligible employees when pre-tax profit, excluding special items, profit sharing expense and share-based compensation program expense, exceeds $10 million. Eligible U.S. co-workers in each participating work group received a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. The international profit sharing plan paid eligible non-U.S. co-workers the same percentage of eligible pay that is calculated under the U.S. profit sharing plan for management and administrative employees. Profit sharing expense is recorded as a component of salaries and related costs in the consolidated statements of operations.

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	March 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$3,009	$3,009	$—	$—	$3,220	$3,220	$—	$—
Short-term investments:
Asset-backed securities	796	—	796	—	694	—	694	—
Corporate debt	667	—	667	—	685	—	685	—
Certificates of deposit placed through an account registry service (“CDARS”)	315	—	315	—	301	—	301	—
Auction rate securities	96	—	—	96	105	—	—	105
U.S. government and agency notes	44	—	44	—	38	—	38	—
Other fixed income securities	97	—	97	—	78	—	78	—
Enhanced equipment trust certificates (“EETC”)	59	—	—	59	61	—	—	61
Fuel derivatives, net	48	—	48	—	104	—	104	—
Foreign currency derivatives	1	—	1	—	1	—	1	—
Restricted cash	389	389	—	—	395	395	—	—

	United
Cash and cash equivalents	$3,003	$3,003	$—	$—	$3,214	$3,214	$—	$—
Short-term investments:
Asset-backed securities	796	—	796	—	694	—	694	—
Corporate debt	667	—	667	—	685	—	685	—
CDARS	315	—	315	—	301	—	301	—
Auction rate securities	96	—	—	96	105	—	—	105
U.S. government and agency notes	44	—	44	—	38	—	38	—
Other fixed income securities	97	—	97	—	78	—	78	—
EETC	59	—	—	59	61	—	—	61
Fuel derivatives, net	48	—	48	—	104	—	104	—
Foreign currency derivatives	1	—	1	—	1	—	1	—
Restricted cash	389	389	—	—	395	395	—	—
Convertible debt derivative asset	584	—	—	584	480	—	—	480
Convertible debt option liability	(352)	—	—	(352)	(270)	—	—	(270)

Available-for-sale investment maturities - The short-term investments and EETC securities shown in the table above are classified as available-for-sale. As of March 31, 2014, asset-backed securities have remaining maturities of less than one year to approximately 40 years, corporate debt securities have remaining maturities of less than one year to approximately 21 years, CDARS have maturities of less than one year, and auction rate securities have remaining maturities of approximately 18 to 32 years. U.S. government and other securities have maturities of approximately one year. The EETC securities have various maturities with the final maturity in 2019.

The table below presents disclosures about the activity for “Level 3” financial assets and financial liabilities (in millions):

	Three Months Ended March 31,
	2014				2013
	UAL and United		United		UAL and United		United
	Student Loan-Related Auction Rate Securities	EETC	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	Student Loan-Related Auction Rate Securities	EETC	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability

Balance at January 1	$105	$61	$480	$(270)	$116	$63	$268	$(128)
Purchases, (sales), issuances and settlements (net)	(10)	(3)	—	—	(10)	(2)	—	—
Gains and (losses):
Reported in earnings:
Realized	1	—	—	—	2	—	—	—
Unrealized	—	—	104	(82)	1	—	145	(81)
Reported in other comprehensive income (loss)	—	1	—	—	(1)	—	—	—

Balance at March 31	$96	$59	$584	$(352)	$108	$61	$413	$(209)

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

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

	Fair Value of Debt by Fair Value Hierarchy Level
	March 31, 2014					December 31, 2013
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
UAL debt	$11,276	$12,536	$—	$8,684	$3,852	$11,539	$12,695	$—	$8,829	$3,866
United debt	11,174	12,234	—	8,382	3,852	11,388	12,249	—	8,383	3,866

Quantitative Information About Level 3 Fair Value Measurements (in millions)
Item	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	$96	Valuation Service / Broker Quotes	Broker quotes (a)	NA
EETC	59	Discounted Cash Flows	Structure credit risk (b)	4%
Convertible debt derivative asset	584	Binomial Lattice Model	Expected volatility (c) Own credit risk (d)	40% - 60% (41%) 5%
Convertible debt option liability	(352)	Binomial Lattice Model	Expected volatility (c) Own credit risk (d)	40% - 60% (42%) 5%

(a) Broker quotes obtained by a third-party valuation service.

(b) Represents the credit risk premium of the EETC structure above the risk-free rate that the Company has determined market participants would use when pricing the instruments.

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

NOTE 7 - HEDGING ACTIVITIES

Fuel Derivatives

Aircraft fuel has been the Company’s single largest operating expense for the last several years. The availability and price of aircraft fuel significantly affects the Company’s operations, results of operations, financial position and liquidity. Aircraft fuel prices can fluctuate based on a multitude of factors including market expectations of supply and demand balance, inventory levels, geopolitical events, economic growth expectations, fiscal/monetary policies and financial investment flows. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements. As of March 31, 2014, the Company had hedged approximately 22%, 16% and less than 1% of its projected fuel requirements (668 million, 650 million and six million gallons, respectively) for the remainder of 2014, 2015 and 2016, respectively, with commonly used financial hedge instruments based on aircraft fuel or closely related commodities, such as diesel fuel and crude oil. As of March 31, 2014, the Company had fuel hedges expiring through March 2016. The Company does not enter into derivative instruments for non-risk management purposes.

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

The Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

Classification	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as cash flow hedges
Assets:
Fuel contracts due within one year	Receivables	$9	$19
Fuel contracts with maturities greater than one year	Other assets: Other, net	5	6

Total assets		$14	$25

Derivatives not designated for hedge accounting
Assets:
Fuel contracts due within one year	Receivables	$32	$70
Fuel contracts with maturities greater than one year	Other assets: Other, net	4	9

Total assets		$36	$79

Liabilities:
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	$(2)	$—

Total liabilities		$(2)	$—

Total derivatives
Assets:
Fuel contracts due within one year	Receivables	$41	$89
Fuel contracts with maturities greater than one year	Other assets: Other, net	9	15

Total assets		$50	$104

Liabilities:
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	$(2)	$—

The following tables present the impact of derivative instruments and their location within the Company’s unaudited statements of consolidated operations (in millions):

Derivatives designated as cash flow hedges

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Fuel contracts	$(10)	$(9)	$(3)	$(9)	$(1)	$—

Derivatives not designated for hedge accounting

Fuel contracts
	Three Months Ended March 31,
	2014	2013
Amount of gain (loss) recognized in Nonoperating income (expense): Miscellaneous, net	$(40)	$50

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company did not post or hold collateral as of March 31, 2014 and December 31, 2013.

We have master trading agreements with all of our fuel hedging counterparties that allow us to net our fuel hedge derivative positions. We have elected not to net the fair value positions recorded on our consolidated balance sheets. The following table shows the potential net fair value positions (including fuel derivatives and related collateral) had we elected to offset. The table reflects offset at the counterparty level (in millions):

	March 31, 2014	December 31, 2013
Receivables	$41	$89
Other assets: Other, net	7	15

Hedge derivatives, net	$48	$104

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments. As of March 31, 2014, United had firm commitments to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737-900ER	53
Boeing 737 MAX 9	100
Boeing 787-8/-9/-10	55
Embraer EMB175	29
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery for the remainder of 2014 through 2025. In the remainder of 2014, United expects to take delivery of 19 Boeing 737-900ER aircraft, two Boeing 787-8 aircraft, two Boeing 787-9 aircraft and 16 Embraer EMB175 aircraft.

The table below summarizes United’s commitments as of March 31, 2014, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets (in billions):

Last nine months of 2014	$2.5
2015	2.8
2016	2.0
2017	1.5
2018	2.1
After 2018	12.5

$23.4

Any incremental firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

As of April 2014, United has arranged for EETC and bank debt financing for all 2014 aircraft deliveries except for eight Embraer EMB175 aircraft. In addition, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all. See Note 9 of this report for additional information on aircraft financing.

Guarantees and Off-Balance Sheet Financing

Guarantees. United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.6 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with $269 million of these obligations are accounted for as capital leases. All these bonds are due between 2015 and 2038.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At March 31, 2014, the Company had $2.0 billion of floating rate debt and $264 million of fixed rate debt, with remaining terms of up to twelve years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to twelve years and an aggregate balance of $2.2 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Credit Facilities. On March 27, 2013, United and UAL entered into a Credit and Guaranty Agreement (the “Credit Agreement”) as the borrower and guarantor, respectively, that provides United with a $1.0 billion revolving credit facility. As of March 31, 2014, United had its entire capacity of $1.0 billion available under the revolving credit facility. See Note 9 of this report for more information.

Labor Negotiations. As of March 31, 2014, United had approximately 87,000 active employees, of whom approximately 80% were represented by various labor organizations. We are currently in the process of negotiating amended collective bargaining agreements with our remaining employee groups without joint collective bargaining agreements, including our technicians, flight attendants and dispatchers.

NOTE 9 - DEBT

As of March 31, 2014, a substantial portion of our assets is pledged as collateral for our debt. These assets principally consist of aircraft, route authorities and loyalty program intangible assets. As of March 31, 2014, the Company was in compliance with its debt covenants.

6% Convertible Senior Notes. During the three months ended March 31, 2014, UAL issued approximately five million additional shares of UAL common stock in exchange for, or upon conversion of, $46 million in aggregate principal amount of UAL’s outstanding 6% convertible senior notes due 2029 held by such securityholders. As of March 31, 2014, the outstanding balance is $58 million.

8% Notes Due 2024. UAL redeemed in cash at par value all $400 million aggregate principal amount of its 8% Notes due 2024 on January 17, 2014.

4.5% Senior Limited-Subordination Convertible Notes. In June 2011, UAL repurchased at par value approximately $570 million of the $726 million outstanding principal amount of its 4.5% Notes with cash after notes were put to UAL by the noteholders. In the first quarter of 2014, holders of substantially all of the remaining $156 million outstanding principal amount of the 4.5% Notes exercised their right to convert such notes into approximately five million shares of UAL common stock at a conversion rate of 30.6419 shares of UAL common stock per $1,000 principal amount of 4.5% Notes.

2013 Credit and Guaranty Agreement. On March 27, 2013, United and UAL entered into the Credit Agreement as the borrower and guarantor, respectively. The Credit Agreement consists of a $900 million term loan due April 1, 2019 and a $1.0 billion revolving credit facility available for drawing until April 1, 2018. As of March 31, 2014, United had its entire capacity of $1.0 billion available under the revolving credit facility. The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United. In March 2014, United amended the Credit Agreement to reduce the interest rate payable on the existing $893 million term loan from LIBOR plus a margin of 3.0% per annum to LIBOR plus a margin of 2.75% per annum, subject to a 0.75% floor. Borrowings under the revolving credit portion of the Credit Agreement bear interest at a variable rate equal to LIBOR, plus a margin of 3.0% per annum, or another rate based on certain market interest rates, plus a margin of 2.0% per annum. The principal amount of the term loan must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof, commencing on June 30, 2013, with any unpaid balance due on April 1, 2019. United may prepay all or a portion of the loan from time to time, at par plus accrued and unpaid interest. United pays a commitment fee equal to 0.75% per annum on the undrawn amount available under the revolving credit facility.

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

EETCs. In April 2014 and August 2013, United created separate EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets. United expects to receive all proceeds from the 2013 EETC pass-through trusts by the end of 2014. Certain details of the pass-through trusts are as follows (in millions, except interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of March 31, 2014	Proceeds received from issuance of debt in the three months ended March 31, 2014	Remaining proceeds from issuance of debt to be received in future periods
April 2014	A	$736	April 2026	4.0%	$—	$—	$736
April 2014	B	213	April 2022	4.75%	—	—	213
August 2013	A	720	August 2025	4.3%	548	395	172
August 2013	B	209	August 2021	5.375%	159	115	50

		$1,878			$707	$510	$1,171

The table below presents contractual principal payments at March 31, 2014 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

	UAL	United
Last nine months of 2014	$756	$756
2015	2,102	2,102
2016	1,083	1,083
2017	646	646
2018	1,168	1,168
After 2018	5,682	5,624

	$11,437	$11,379

NOTE 10 - SPECIAL CHARGES

For the three months ended March 31, special charges consisted of the following (in millions):

	2014	2013
Integration-related costs	$34	$70
Severance and benefits	14	14
(Gains) losses on sale of assets and other special (gains) losses, net	4	(3)
Additional costs associated with the temporarily grounded Boeing 787 aircraft	—	11

Special charges	52	92
Venezuela foreign exchange loss	21	—
Income tax benefit	(1)	—

Total operating and nonoperating special charges, net of income taxes	$72	$92

Integration-related costs include compensation costs related to systems integration and training, new uniforms, relocation for employees and severance primarily associated with administrative headcount reductions.

During the three months ended March 31, 2014, the Company recorded $14 million of severance and benefits. We currently expect to reduce up to 470 airport operations and catering positions at Hopkins International Airport (“Cleveland”) as a result of the previously announced capacity reductions and an additional 238 airport positions in Canada. In addition, the Company recorded $4 million of other charges related to asset impairments on certain intangible assets, losses on the sale of assets and other items.

During the three months ended March 31, 2014, the Company recorded $21 million of losses due to exchange rate changes in Venezuela applicable to funds held in local currency. Approximately $100 million of the Company’s unrestricted cash balance was held as Venezuelan bolivars as of March 31, 2014. The Company is working with Venezuelan authorities regarding the timing of the repatriation of its funds held in local currency.

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

Cleveland Capacity Reduction. In February 2014, the Company announced that it would be reducing its flying from Cleveland in stages beginning in April 2014. The Company will reduce its average daily departures from Cleveland by over 60 percent. The Company is currently evaluating its options regarding its long-term contractual commitments at Cleveland. The capacity reductions at Cleveland may result in special charges, which could be significant, related to our contractual commitments.

Accruals

The accrual for severance and medical costs was $69 million as of March 31, 2014, compared to $62 million as of March 31, 2013. The severance-related accrual as of March 31, 2014 is expected to be paid through 2015.

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

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 118 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. The Company operates an average of more than 5,300 flights a day to more than 360 airports across six continents.

First Quarter Financial Highlights

•

First quarter 2014 net loss was $489 million, or $1.33 diluted loss per share, excluding $72 million of operating and nonoperating special charges, and excluding $26 million of mark-to-market losses from fuel hedges settling in future periods and adjusting for $22 million of prior period gains on fuel contracts settled in the current period (combined, “Economic Hedge Adjustments”). Unadjusted first quarter 2014 net loss was $609 million, or $1.66 diluted loss per share.

•	Passenger revenue decreased 2.3% to $7.4 billion during the first quarter of 2014 as compared to the first quarter of 2013.

•	First quarter 2014 aircraft fuel cost decreased 4.4% year-over-year due mainly to a 3.6% decline in fuel prices.

•	Unrestricted liquidity was $6.0 billion, including $1.0 billion of undrawn commitments.

First Quarter Operational Highlights

•	For the quarter ended March 31, 2014, United recorded a U.S. Department of Transportation on-time arrival rate of 73.7% and a system completion factor of 97.2%.

•	Consolidated traffic and capacity both decreased 0.3% during the first quarter of 2014 as compared to the first quarter of 2013. The Company’s load factor for the first quarter of 2014 was 81.1%.

•	The Company took delivery of 10 Boeing 737-900ER aircraft, two Boeing 787-8 aircraft and one Embraer EMB175 aircraft during the first quarter of 2014.

•

The Company’s operations were significantly impacted by winter storms in the first quarter of 2014, and in total UAL canceled approximately 35,000 flights, of which approximately 30,000 were regional flights. Weather-driven cancellations reduced year-over-year capacity by approximately two percentage points in the quarter.

Outlook

In order to generate sustained profitability over the business cycle, the Company manages its capacity to balance with expected demand for travel. The Company expects full-year 2014 consolidated capacity to grow between 0.5% to 1.5% year-over-year. The Company expects full year 2014 cost per available seat mile (“CASM”) excluding profit sharing, third-party business expense, fuel and special charges to increase 1% to 2% year-over-year.

Over the past three years, the Company leveraged the flexibility of its combined fleet to better match capacity with market demand. United expanded its industry-leading global route network, launching nonstop flights from San Francisco to Taipei, Taiwan. The Company also announced new nonstop international flights beginning later this year to Aruba; Santiago, Dominican Republic; Nassau, Bahamas; and the airline’s first scheduled international route using the new Boeing 787-9 Dreamliner from Los Angeles to Melbourne, Australia. Should fuel prices increase significantly or should the U.S. or global economic growth outlook decline substantially, we would likely adjust our capacity plans to reflect the different operating environment.

RESULTS OF OPERATIONS

The following discussion provides an analysis of results of operations and reasons for material changes therein for the three months ended March 31, 2014 as compared to the corresponding period in 2013.

First Quarter 2014 Compared to First Quarter 2013

The Company recorded net loss of $609 million in the first quarter of 2014 as compared to net loss of $417 million in the first quarter of 2013. Excluding operating and nonoperating special charges and with Economic Hedge Adjustments, the Company had net loss of $489 million in the first quarter of 2014 as compared to net loss of $358 million in the first quarter of 2013. See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item for additional information related to accounting principles generally accepted in the United States (“GAAP”) to non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was a loss of $349 million for the first quarter of 2014, as compared to a loss of $264 million for the first quarter of 2013. Significant components of our operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2014	2013	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$8,696	$8,721	$(25)	(0.3)
Operating expense	9,045	8,985	60	0.7

Operating loss	(349)	(264)	85	32.2
Nonoperating expense	(257)	(162)	95	58.6
Income tax expense (benefit)	3	(9)	12	NM

Net loss	$(609)	$(417)	$192	46.0

NM - Not meaningful

Certain consolidated statistical information for the Company’s operations for the three months ended March 31 are as follows:

	2014	2013	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	31,900	32,355	(455)	(1.4)
Revenue passenger miles (“RPMs”) (millions) (b)	46,383	46,544	(161)	(0.3)
Available seat miles (“ASMs”) (millions) (c)	57,216	57,372	(156)	(0.3)
Passenger load factor (d)	81.1%	81.1%	—	—
Passenger revenue per available seat mile (“PRASM”) (cents)	12.91	13.18	(0.27)	(2.0)
Average yield per revenue passenger mile (cents) (e)	15.92	16.24	(0.32)	(2.0)
CASM (cents)	15.81	15.66	0.15	1.0
Average price per gallon of fuel, including fuel taxes	$3.18	$3.30	$(0.12)	(3.6)
Fuel gallons consumed (millions)	916	924	(8)	(0.9)
Average full-time equivalent employees	83,200	84,300	(1,100)	(1.3)

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended March 31 (in millions, except for percentage changes):

	2014	2013	Increase (Decrease)	% Change
Passenger—Mainline	$5,848	$5,938	$(90)	(1.5)
Passenger—Regional	1,536	1,621	(85)	(5.2)

Total passenger revenue	7,384	7,559	(175)	(2.3)
Cargo	209	227	(18)	(7.9)
Other operating revenue	1,103	935	168	18.0

	$8,696	$8,721	$(25)	(0.3)

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as first quarter year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2013 (a):
Passenger revenue (in millions)	$7	$(57)	$(22)	$(18)	$(90)	$(85)	$(175)
Passenger revenue	0.2%	(5.0) %	(1.9)%	(2.6)%	(1.5)%	(5.2)%	(2.3)%
Average fare per passenger	2.1%	(3.0) %	0.6%	(6.9)%	(0.4)%	(3.4)%	(0.9)%
Yield	0.3%	(4.0) %	0.4%	(3.6)%	(1.0)%	(6.0)%	(2.0)%
PRASM	1.4%	(6.3) %	(3.4)%	(1.7)%	(1.5)%	(3.5)%	(2.0)%
Average stage length	2.7%	1.2%	0.1%	(2.4)%	2.3%	3.2%	2.9%
Passengers	(1.8)%	(2.1) %	(2.4)%	4.7%	(1.2)%	(1.9)%	(1.4)%
RPMs (traffic)	(0.1)%	(1.0) %	(2.2)%	1.1%	(0.5)%	0.8%	(0.3)%
ASMs (capacity)	(1.0)%	1.4%	1.5%	(0.9)%	— %	(1.8)%	(0.3)%
Passenger load factor (points)	0.8	(1.9)	(2.8)	1.6	(0.4)	2.1	—

  (a) See Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for the definition of these statistics.

Consolidated passenger revenue in the first quarter of 2014 decreased 2.3% as compared to the year-ago period due to a decrease in consolidated yield of 2.0% year-over-year, a decline of 0.3% in traffic and a reduction in capacity of 0.3% year-over-year. Weather-related cancellations, particularly those of flights operated by our regional partners, were the main reason behind the reduced capacity and resulted in reduced first quarter 2014 consolidated PRASM by approximately 1.5 percentage points.

Cargo revenue decreased $18 million, or 7.9%, in the first quarter of 2014 as compared to the year-ago period due to lower yield on freight, primarily in the Domestic region, partially offset by overall higher freight volumes and an improvement in mail revenue versus the year-ago period.

Other operating revenue in the first quarter of 2014 increased $168 million, or 18.0%, as compared to the year-ago period due primarily to the sale of aircraft fuel to a third party and an increase in MileagePlus and other ancillary revenue.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2014	2013	Increase (Decrease)	% Change
Aircraft fuel	$2,917	$3,050	$(133)	(4.4)
Salaries and related costs	2,153	2,127	26	1.2
Regional capacity purchase	559	588	(29)	(4.9)
Landing fees and other rent	572	497	75	15.1
Aircraft maintenance materials and outside repairs	458	438	20	4.6
Depreciation and amortization	409	408	1	0.2
Distribution expenses	318	328	(10)	(3.0)
Aircraft rent	224	240	(16)	(6.7)
Special charges	52	92	(40)	NM
Other operating expenses	1,383	1,217	166	13.6

	$9,045	$8,985	$60	0.7

Aircraft fuel expense decreased $133 million, or 4.4%, year-over-year primarily due to a 3.6% decrease in the average price per gallon of aircraft fuel and a 0.9% decrease in fuel consumption in the first quarter of 2014 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended March 31, 2014 as compared to the year-ago period:

	(In millions)		% Change	Average price per gallon
	2014	2013		2014	2013	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$2,914	$3,041	(4.2)	$3.18	$3.29	(3.3)
Hedge losses reported in fuel expense	(3)	(9)	NM	—	(0.01)	NM

Fuel expense as reported	2,917	3,050	(4.4)	3.18	3.30	(3.6)
Cash received on settled hedges that do not qualify for hedge accounting (a)	7	17	NM	—	0.02	NM

Fuel expense including all gains (losses) from cash-settled hedges	$2,910	$3,033	(4.1)	$3.18	$3.28	(3.0)

Total fuel consumption (gallons)	916	924	(0.9)

(a) Includes ineffectiveness gains (losses) on cash-settled hedges and gains (losses) on cash-settled hedges that were not designated for hedge accounting.

Salaries and related costs increased $26 million, or 1.2%, in the first quarter of 2014 as compared to the year-ago period primarily due to higher pay rates driven by new collective bargaining agreements, partially offset by lower benefit and incentive costs.

Regional capacity purchase expense decreased $29 million, or 4.9%, in the first quarter of 2014 as compared to the year-ago period primarily due to a transition from paying regional carriers for landing fees to paying airports directly. Landing fees paid directly to airports are charged to Landing fees and other rent while payments to regional carriers are recorded to Regional capacity purchase. As a result of this change, there has been a significant shift of expense out of Regional capacity purchase into Landing fees and other rent in the first quarter of 2014 versus the year-ago period. Regional capacity expense also decreased due to a significant number of weather-driven flight cancellations in the first quarter of 2014. These benefits were partially offset by higher rates primarily due to annual escalation and higher aircraft ownership expenses related to an increase in the number of aircraft flying under capacity purchase agreements versus the year-ago period.

Landing fees and other rent increased $75 million, or 15.1%, in the first quarter of 2014 as compared to the year-ago period primarily due to a transition from paying regional carriers for landing fees to paying airports directly. Landing fees also increased due to increased airport safety and modernization services at certain airports.

Aircraft maintenance materials and outside repairs increased $20 million, or 4.6%, in the first quarter of 2014 as compared to the year-ago period primarily due to increased airframe maintenance visits on certain fleets offset partially by one-time maintenance credits and reduced engine flying hours and engine maintenance visits on certain fleets versus the year-ago period.

Aircraft rent decreased $16 million, or 6.7%, in the first quarter of 2014 as compared to the year-ago period primarily due to aircraft lease expirations and terminations of certain leases resulting from the Company’s purchase of the leased aircraft.

Other operating expenses increased $166 million, or 13.6%, in the first quarter of 2014 as compared to the year-ago period primarily due to the cost of aircraft fuel sold to a third party, advertising expenses and an increase in other personnel-related expenses and purchased services.

Details of the Company’s special charges include the following for the three months ended March 31 (in millions):

	2014	2013
Integration-related costs	$34	$70
Severance and benefits	14	14
(Gains) losses on sale of assets and other special (gains) losses, net	4	(3)
Additional costs associated with the temporarily grounded Boeing 787 aircraft	—	11

Special charges	$52	$92

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

	2014	2013	Increase (Decrease)	% Change
Interest expense	$(187)	$(201)	$(14)	(7.0)
Interest capitalized	14	11	3	27.3
Interest income	5	5	—	—
Miscellaneous, net	(89)	23	(112)	NM

Total	$(257)	$(162)	$95	58.6

Interest expense decreased $14 million, or 7.0%, in the first quarter of 2014, compared to the year-ago period primarily due to a decrease in debt outstanding during the first quarter of 2014 as compared to debt outstanding during the year-ago period.

During the first quarter of 2014, Miscellaneous, net included losses of $40 million from derivatives not qualifying for hedge accounting as compared to gains of $50 million in the year-ago period. In addition, Miscellaneous, net also included $21 million of losses due to the recent exchange rate changes implemented in Venezuela applicable to funds held in local currency.

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

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of March 31, 2014, the Company had $5.0 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $5.1 billion at December 31, 2013. At March 31, 2014, the Company also had $389 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, estimated future workers’ compensation claims and credit card processing agreements. As of March 31, 2014, the Company had its entire commitment capacity of $1.0 billion under the Company’s Credit and Guaranty Agreement, dated as of March 27, 2013 (the “Credit Agreement”), available for letters of credit or borrowings.

Approximately $100 million of the Company’s unrestricted cash balance was held as Venezuelan bolivars as of March 31, 2014. The Company is working with Venezuelan authorities regarding the timing of the repatriation of its funds held in local currency.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At March 31, 2014, the Company had approximately $12.1 billion of debt and capital lease obligations, including $1.3 billion that will become due in the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

The Company will continue to evaluate opportunities to repurchase its debt in open market transactions to reduce its indebtedness and the amount of interest paid on its indebtedness.

As of March 31, 2014, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737-900ER	53
Boeing 737 MAX 9	100
Boeing 787-8/-9/-10	55
Embraer EMB175	29

(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery for the remainder of 2014 through 2025. In the remainder of 2014, United expects to take delivery of 19 Boeing 737-900ER aircraft, two Boeing 787-8 aircraft, two Boeing 787-9 aircraft and 16 Embraer EMB175 aircraft.

As of April 2014, United has arranged for EETC and bank debt financing for all 2014 aircraft deliveries except for eight Embraer EMB175 aircraft. In addition, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing.

As of March 31, 2014, UAL and United have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets of approximately $23.4 billion, of which approximately $2.5 billion, $2.8 billion, $2.0 billion, $1.5 billion, $2.1 billion and $12.5 billion are due in the last nine months of 2014 and for the full year for 2015, 2016, 2017, 2018 and thereafter, respectively.

Any incremental firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

As of March 31, 2014, a substantial portion of the Company’s assets, principally aircraft, route authorities and certain other intangible assets, were pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

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

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations for the three months ended March 31, 2014 was $694 million compared to $393 million in the same period in 2013. The increase is attributable to an increase in advance ticket sales partially offset by an increase in operating loss.

Investing Activities. Capital expenditures were $364 million and $375 million in the three months ended March 31, 2014 and 2013, respectively. Capital expenditures for the three months ended March 31, 2014 were primarily attributable to the purchase of aircraft, facility and fleet-related costs.

In addition to capital expenditures during the three months ended March 31, 2014, we acquired 13 aircraft through the issuance of debt. See “Financing Activities” below for additional information.

Financing Activities. During the three months ended March 31, 2014, the Company made debt and capital lease payments of $0.6 billion.

During the three months ended March 31, 2014, UAL issued approximately five million additional shares of UAL common stock in exchange for, or upon conversion of, $46 million in aggregate principal amount of UAL’s outstanding 6% convertible senior notes due 2029 held by such securityholders.

UAL redeemed in cash at par value all $400 million aggregate principal amount of its 8% Notes due 2024 on January 17, 2014.

On January 10, 2014, UAL called the 4.5% Senior Limited-Subordination Convertible Notes due 2021 (the “4.5% Notes”) that remained outstanding for redemption on February 10, 2014. In the first quarter of 2014, holders of substantially all of the remaining $156 million outstanding principal amount of the 4.5% Notes exercised their right to convert such notes into approximately five million shares of UAL common stock at a conversion rate of 30.6419 shares of UAL common stock per $1,000 principal amount of 4.5% Notes.

On March 27, 2013, United and UAL entered into the Credit Agreement as the borrower and guarantor, respectively. The Credit Agreement consists of a $900 million term loan due April 1, 2019 and a $1.0 billion revolving credit facility available for drawing until April 1, 2018. As of March 31, 2014, United had its entire capacity of $1.0 billion available under the revolving credit facility. The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United. In March 2014, United amended the Credit Agreement to reduce the interest rate payable on the existing $893 million term loan from LIBOR plus a margin of 3.0% per annum to LIBOR plus a margin of 2.75% per annum, subject to a 0.75% floor. Borrowings under the revolving credit portion of the Credit Agreement bear interest at a variable rate equal to LIBOR, plus a margin of 3.0% per annum, or another rate based on certain market interest rates, plus a margin of 2.0% per annum. The principal amount of the term loan must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof, commencing on June 30, 2013, with any unpaid balance due on April 1, 2019. United may prepay all or a portion of the loan from time to time, at par plus accrued and unpaid interest. United pays a commitment fee equal to 0.75% per annum on the undrawn amount available under the revolving credit facility. Certain covenants in the Credit Agreement and in the Company’s indentures are summarized in Note 9 to the financial statements included in Part I, Item 1 of this report.

EETCs. In April 2014 and August 2013, United created separate EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets. United expects to receive all proceeds from the 2013 EETC pass-through trusts by the end of 2014. Certain details of the pass-through trusts are as follows (in millions, except interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of March 31, 2014	Proceeds received from issuance of debt in the three months ended March 31, 2014	Remaining proceeds from issuance of debt to be received in future periods
April 2014	A	$736	April 2026	4.0%	$—	$—	$736
April 2014	B	213	April 2022	4.75%	—	—	213
August 2013	A	720	August 2025	4.3%	548	395	172
August 2013	B	209	August 2021	5.375%	159	115	50

		$1,878			$707	$510	$1,171

Commitments, Contingencies and Liquidity Matters

As described in the 2013 Annual Report, the Company’s liquidity may be adversely impacted by a variety of factors, including, but not limited to, obligations associated with fuel hedge settlements and related collateral requirements, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies. See the 2013 Annual Report and Notes 5, 7, 8 and 9 to the financial statements contained in Part I, Item 1 of this report for information related to these matters.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The Company evaluates its financial performance utilizing various GAAP and non-GAAP financial measures, including net income/loss and net earnings/loss per share. The non-GAAP financial measures in this report are presented because they provide management and investors the ability to measure and monitor the Company’s performance on a consistent basis. The Company believes that adjusting for operating and nonoperating special charges is useful to investors because they are nonrecurring charges not indicative of UAL’s ongoing performance. In addition, the Company believes that reflecting Economic Hedge Adjustments is useful because the adjustments allow investors to better understand the cash impact of settled hedges in a given period. A reconciliation of net loss and diluted loss per share to the non-GAAP financial measures of net loss and diluted loss per share, excluding operating and nonoperating special charges and reflecting Economic Hedge Adjustments, for the three months ended March 31 is as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	Net Loss 2014	Diluted Loss per Share 2014	Net Loss 2013	Diluted Loss per Share 2013
Net loss - GAAP	$(609)	$(1.66)	$(417)	$(1.26)
Operating and nonoperating special charges, net (a)	72	0.20	92	0.28
Mark-to-market (gains) losses from fuel hedges settling in future periods	26	0.07	(48)	(0.14)
Prior period gains on fuel contracts settled in the current period	22	0.06	15	0.04

Net loss excluding operating and nonoperating special charges, net and reflecting Economic Hedge Adjustments - non-GAAP	$(489)	$(1.33)	$(358)	$(1.08)

(a) See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information related to operating and nonoperating special charges, net.

CRITICAL ACCOUNTING POLICIES

See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Annual Report for a discussion of the Company’s critical accounting policies. See Note 1 to the financial statements included in Part I, Item 1 of this report for a discussion of changes in accounting for revenue for the Company’s loyalty program.

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans and revenue-generating initiatives, including optimizing its revenue; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); economic and political instability and other risks of doing business globally; its ability to cost-effectively hedge against increases in the price of aircraft fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; disruptions to its regional network; the costs and availability of aviation and other insurance; industry consolidation or changes in airline alliances; competitive pressures on pricing and on demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements and environmental regulations); labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; the possibility that expected merger synergies will not be realized or will not be realized within the expected time period; and other risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” of the 2013 Annual Report and Part II, Item 1A., “Risk Factors” of this report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the U.S. Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Annual Report except as follows:

Aircraft Fuel. As of March 31, 2014, the Company had hedged approximately 22%, 16% and less than 1% of its projected fuel requirements (668 million, 650 million and six million gallons, respectively) for the remainder of 2014, 2015 and 2016, respectively, with commonly used financial hedge instruments based on aircraft fuel or closely related commodities, such as diesel fuel and crude oil. As of March 31, 2014, the Company had fuel hedges expiring through March 2016.

At March 31, 2014, fuel derivatives were in a net asset position of $48 million. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of March 31, 2014, disclosure controls and procedures of each of UAL and United were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2014

During the three months ended March 31, 2014, there were no changes in UAL’s or United’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Part I, Item 3., “Legal Proceedings” of the 2013 Annual Report for a description of legal proceedings.

ITEM 1A.	RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2013 Annual Report for a detailed discussion of the risk factors affecting UAL and United. The disclosure below includes updates to certain risk factor disclosures included in the 2013 Annual Report, which are in addition to, and not in lieu of, those disclosures contained in the 2013 Annual Report.

The Company is subject to economic and political instability and other risks of doing business globally.

The Company is a global business with operations outside of the United States from which it derives approximately 40% of its operating revenues, as measured and reported in the 2013 Annual Report. The Company’s operations in Asia, Europe, Latin America, Africa and the Middle East are a vital part of its worldwide airline network. Volatile economic, political and market conditions in these international regions may have a negative impact on the Company’s operating results and its ability to achieve its business objectives. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies, and the imposition of exchange controls or other currency restrictions, may have a material adverse impact upon the Company’s liquidity, revenues, costs and operating results.

Most recently, economic instability in Venezuela resulting in exchange rate changes that apply to the Company’s funds held in Venezuelan bolivars have caused the Company to record $21 million of foreign exchange losses during the three months ended March 31, 2014. In addition, the Company has approximately $100 million of its unrestricted cash balance held in Venezuelan bolivars as of March 31, 2014. The Company has not been able to repatriate its funds from Venezuela since January 2013, and there can be no assurance that the Company will be able to repatriate any or all of the funds held in Venezuelan bolivars in the future. Additionally, the amount and exchange rate at which the balance of funds will be repatriated are not certain at this time. If economic instability and devaluation of the local currency continue for a period of time in Venezuela, such conditions may have an adverse impact on the Company’s business.

Disruptions to the Company’s regional network and United Express flights provided by third-party regional carriers could adversely affect the Company’s operations and financial condition.

The Company has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express. These regional operations are an extension of the Company’s mainline network and complement the Company’s operations by carrying traffic that connects to mainline service and allows flights to smaller cities that cannot be provided economically with mainline aircraft. The Company’s business and operations are dependent on its regional flight network, with regional flights accounting for approximately 13% of the Company’s total capacity as of March 31, 2014.

Although the Company has agreements with its regional carriers that include contractually agreed performance metrics, the Company does not control the operations of these carriers. A number of factors may impact the Company’s regional network, including weather-related effects and seasonality. In addition, the recent decrease in qualified pilots driven by new federal regulations has adversely impacted and could continue to affect the Company’s regional flying. For example, the Federal Aviation Administration (the “FAA”) expansion of new minimum pilot qualification standards, including a requirement that a pilot have at least 1,500 total flight hours, as well as the FAA’s recent revised pilot flight and duty time rules, effective January 2014, have contributed to an increasing need for pilots for regional carriers. The decrease in qualified pilots resulting from the new regulations as well as factors including a decreased student pilot population and a shrinking U.S. military from which to hire qualified pilots, could adversely impact the Company’s operations and financial condition, and also require the Company to reduce regional partner flying.

If a significant disruption occurs to the Company’s regional network or flights or the regional carriers with which the Company has relationships are unable to perform their obligations over an extended period of time, there could be a material adverse effect on the Company’s business, financial condition and operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents repurchases of UAL common stock made in the first quarter of fiscal year 2014:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicity announced	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
01/01/14-01/31/14	—	$—	—	(b)
02/01/14-02/28/14	187,139	46.22	—	(b)
03/01/14-03/31/14	—	—	—	(b)

Total	187,139	46.22

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

United Continental Holdings, Inc.
(Registrant)

Date: April 24, 2014	By:	/s/ John D. Rainey

John D. Rainey
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: April 24, 2014	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

United Airlines, Inc.
(Registrant)

Date: April 24, 2014	By:	/s/ John D. Rainey

John D. Rainey
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:April 24, 2014	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

10.1	UAL United	First Amendment to Credit and Guaranty Agreement, dated as of March 27, 2014, among United Airlines, Inc., United Continental Holdings, Inc. and JPMorgan Chase Bank, N.A., as administrative agent

^10.2	United	Supplemental Agreement No. 05 to Purchase Agreement Number PA-03784, dated as of March 3, 2014, between United Airlines, Inc. and The Boeing Company

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.