Form 10-Q
period 2014-06-30
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2014-07-24
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
001-06033	United Continental Holdings, Inc. 233 South Wacker Drive, Chicago, Illinois 60606 (872) 825-4000	Delaware	36-2675207
001-10323	United Airlines, Inc. 233 South Wacker Drive, Chicago, Illinois 60606 (872) 825-4000	Delaware	74-2099724

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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of July 14, 2014 is shown below:

United Continental Holdings, Inc.	373,574,562 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for United Airlines, Inc. common stock.

OMISSION OF CERTAIN INFORMATION

This combined Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.

United Airlines, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenue:
Passenger—Mainline	$7,148	$6,829	$12,996	$12,767
Passenger—Regional	1,833	1,839	3,369	3,460

Total passenger revenue	8,981	8,668	16,365	16,227
Cargo	232	236	441	463
Other operating revenue	1,116	1,097	2,219	2,032

	10,329	10,001	19,025	18,722

Operating expense:
Aircraft fuel	3,101	3,068	6,018	6,118
Salaries and related costs	2,187	2,175	4,340	4,302
Regional capacity purchase	591	628	1,150	1,216
Landing fees and other rent	567	507	1,139	1,004
Aircraft maintenance materials and outside repairs	471	480	929	918
Depreciation and amortization	417	425	826	833
Distribution expenses	346	347	664	675
Aircraft rent	222	235	446	475
Special charges (Note 10)	169	52	221	144
Other operating expenses	1,352	1,314	2,735	2,531

	9,423	9,231	18,468	18,216

Operating income	906	770	557	506

Nonoperating income (expense):
Interest expense	(186)	(194)	(373)	(395)
Interest capitalized	13	12	27	23
Interest income	4	6	9	11
Miscellaneous, net	54	(123)	(35)	(100)

	(115)	(299)	(372)	(461)

Income before income taxes	791	471	185	45
Income tax expense (benefit)	2	2	5	(7)

Net income	$789	$469	$180	$52

Earnings per share, basic	$2.11	$1.37	$0.48	$0.15

Earnings per share, diluted	$2.01	$1.21	$0.47	$0.15

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$789	$469	$180	$52

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	32	(10)	25	(10)
Employee benefit plans	(18)	459	(39)	480
Investments and other	(5)	9	(5)	7

	9	458	(19)	477

Total comprehensive income, net	$798	$927	$161	$529

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,424	$3,220
Short-term investments	2,372	1,901

Total unrestricted cash, cash equivalents and short-term investments	5,796	5,121
Restricted cash	48	31
Receivables, less allowance for doubtful accounts (2014—$15; 2013—$13)	1,665	1,503
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2014—$181; 2013—$162)	685	667
Deferred income taxes	586	676
Prepaid expenses and other	839	704

	9,619	8,702

Operating property and equipment:
Owned—
Flight equipment	19,983	18,786
Other property and equipment	3,850	3,687

	23,833	22,473
Less—Accumulated depreciation and amortization	(6,665)	(6,080)

	17,168	16,393

Purchase deposits for flight equipment	799	706

Capital leases—
Flight equipment	1,423	1,490
Other property and equipment	322	307

	1,745	1,797
Less—Accumulated amortization	(855)	(849)

	890	948

	18,857	18,047

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2014—$987; 2013—$933)	4,372	4,436
Restricted cash	303	364
Other, net	773	740

	9,971	10,063

	$38,447	$36,812

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) June 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$5,027	$3,405
Frequent flyer deferred revenue	2,147	2,369
Accounts payable	2,441	2,087
Accrued salaries and benefits	1,460	1,696
Current maturities of long-term debt	1,168	1,368
Current maturities of capital leases	98	117
Other	993	1,065

	13,334	12,107

Long-term debt	10,354	10,171
Long-term obligations under capital leases	700	753

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,735	2,535
Postretirement benefit liability	1,689	1,703
Pension liability	1,589	1,650
Advanced purchase of miles	1,226	1,338
Deferred income taxes	1,576	1,662
Lease fair value adjustment, net	526	626
Other	1,371	1,283

	10,712	10,797

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 373,569,662 and 362,283,555 shares at June 30, 2014 and December 31, 2013, respectively	4	4
Additional capital invested	7,636	7,425
Accumulated deficit	(4,835)	(5,015)
Stock held in treasury, at cost	(47)	(38)
Accumulated other comprehensive income	589	608

	3,347	2,984

	$38,447	$36,812

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net cash provided by operating activities	$2,158	$1,541
Cash Flows from Investing Activities:
Capital expenditures	(953)	(821)
Increase in short-term and other investments, net	(474)	(41)
Decrease in restricted cash, net	44	12
Proceeds from sale of property and equipment	43	17
Other, net	8	—

Net cash used in investing activities	(1,332)	(833)

Cash Flows from Financing Activities:
Payments of long-term debt	(912)	(1,737)
Proceeds from issuance of long-term debt	395	520
Principal payments under capital leases	(58)	(73)
Other, net	(47)	(45)

Net cash used in financing activities	(622)	(1,335)

Net increase (decrease) in cash and cash equivalents	204	(627)
Cash and cash equivalents at beginning of the period	3,220	4,770

Cash and cash equivalents at end of the period	$3,424	$4,143

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$658	$225
Exchanges of certain convertible notes for common stock	202	189
Airport construction financing	11	29

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenue:
Passenger—Mainline	$7,148	$6,829	$12,996	$12,767
Passenger—Regional	1,833	1,839	3,369	3,460

Total passenger revenue	8,981	8,668	16,365	16,227
Cargo	232	236	441	463
Other operating revenue	1,116	1,099	2,219	2,036

	10,329	10,003	19,025	18,726

Operating expense:
Aircraft fuel	3,101	3,068	6,018	6,118
Salaries and related costs	2,187	2,175	4,340	4,302
Regional capacity purchase	591	628	1,150	1,216
Landing fees and other rent	567	507	1,139	1,004
Aircraft maintenance materials and outside repairs	471	480	929	918
Depreciation and amortization	417	425	826	833
Distribution expenses	346	347	664	675
Aircraft rent	222	235	446	475
Special charges (Note 10)	169	52	221	144
Other operating expenses	1,352	1,313	2,727	2,530

	9,423	9,230	18,460	18,215

Operating income	906	773	565	511

Nonoperating income (expense):
Interest expense	(188)	(188)	(377)	(391)
Interest capitalized	13	12	27	23
Interest income	4	6	9	11
Miscellaneous, net	36	(117)	(30)	(32)

	(135)	(287)	(371)	(389)

Income before income taxes	771	486	194	122
Income tax expense	2	2	5	—

Net income	$769	$484	$189	$122

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$769	$484	$189	$122

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	32	(10)	25	(10)
Employee benefit plans	(18)	459	(39)	480
Investments and other	(6)	9	(5)	8
Other	—	—	—	6

	8	458	(19)	484

Total comprehensive income, net	$777	$942	$170	$606

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,418	$3,214
Short-term investments	2,372	1,901

Total unrestricted cash, cash equivalents and short-term investments	5,790	5,115
Restricted cash	48	31
Receivables, less allowance for doubtful accounts (2014—$15; 2013—$13)	1,665	1,503
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2014—$181; 2013—$162)	685	667
Deferred income taxes	579	674
Prepaid expenses and other	887	705

	9,654	8,695

Operating property and equipment:
Owned—
Flight equipment	19,983	18,786
Other property and equipment	3,850	3,687

	23,833	22,473
Less—Accumulated depreciation and amortization	(6,665)	(6,080)

	17,168	16,393

Purchase deposits for flight equipment	799	706

Capital leases—
Flight equipment	1,423	1,490
Other property and equipment	322	307

	1,745	1,797
Less—Accumulated amortization	(855)	(849)

	890	948

	18,857	18,047

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2014—$987; 2013— $933)	4,372	4,436
Restricted cash	303	364
Other, net	1,222	1,221

	10,420	10,544

	$38,931	$37,286

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$5,027	$3,405
Frequent flyer deferred revenue	2,147	2,369
Accounts payable	2,446	2,092
Accrued salaries and benefits	1,460	1,696
Current maturities of long-term debt	1,168	1,368
Current maturities of capital leases	98	117
Payables to related parties	100	114
Other	984	1,064

	13,430	12,225

Long-term debt	10,255	10,020
Long-term obligations under capital leases	700	753

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,735	2,535
Postretirement benefit liability	1,689	1,703
Pension liability	1,589	1,650
Advanced purchase of miles	1,226	1,338
Deferred income taxes	1,570	1,661
Lease fair value adjustment	526	626
Other	1,634	1,552

	10,969	11,065

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both June 30, 2014 and December 31, 2013	—	—
Additional capital invested	7,540	7,590
Accumulated deficit	(4,552)	(4,743)
Accumulated other comprehensive income	589	608
Receivable from related parties	—	(232)

	3,577	3,223

	$38,931	$37,286

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net cash provided by operating activities	$2,149	$1,538
Cash Flows from Investing Activities:
Capital expenditures	(953)	(821)
Increase in short-term and other investments, net	(474)	(41)
Decrease in restricted cash, net	44	12
Proceeds from sale of property and equipment	43	16
Other, net	8	—

Net cash used in investing activities	(1,332)	(834)

Cash Flows from Financing Activities:
Payments of long-term debt	(912)	(1,737)
Proceeds from issuance of long-term debt	395	520
Principal payments under capital leases	(58)	(73)
Other, net	(38)	(42)

Net cash used in financing activities	(613)	(1,332)

Net increase (decrease) in cash and cash equivalents	204	(628)
Cash and cash equivalents at beginning of the period	3,214	4,765

Cash and cash equivalents at end of the period	$3,418	$4,137

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$658	$225
Transfer of UAL subsidiaries to United	186	—
Contribution of capital associated with conversion of convertible notes	156	—
Airport construction financing	11	29

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Frequent Flyer Accounting. On March 30, 2014, US Airways exited Star Alliance. Effective with the exit date, the Company updated its estimated selling price for miles to a value based on the equivalent ticket value less fulfillment discount, which incorporates the expected redemption of miles. The equivalent ticket value used as the basis for the estimated selling price of miles is based on the prior 12 months’ weighted average equivalent ticket value of similar fares as those used to settle award redemptions while taking into consideration such factors as redemption pattern, cabin class, loyalty status and geographic region. The estimated selling price of miles is adjusted by a fulfillment discount that considers a number of factors, including redemption patterns of various customer groups. This change in estimate was applied on a prospective basis beginning April 1, 2014. The estimated impact of this change on consolidated revenue is expected to be an increase of approximately $75 million in 2014.

Related Party Receivables. At December 31, 2013, United had receivables from two affiliates, which were wholly-owned subsidiaries of UAL, of $232 million that were classified against stockholder’s equity. UAL transferred all of its equity interest in each of the two subsidiaries to United in the first quarter of 2014, and the transfers have been reflected as reductions in paid in capital.

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The amendments will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017. The Company is evaluating the impact on its financial statements.

NOTE 2 - EARNINGS PER SHARE

The table below represents the computation of UAL’s basic and diluted earnings per share amounts and the number of securities that have been excluded from the computation of diluted earnings per share amounts because they were antidilutive (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income	$789	$469	$180	$52
Less: Income allocable to participating securities	(1)	(1)	(1)	—

Earnings available to common stockholders	$788	$468	$179	$52

Basic weighted-average shares outstanding	373	341	371	337

Earnings per share, basic	$2.11	$1.37	$0.48	$0.15

Diluted earnings per share:
Earnings available to common stockholders	$788	$468	$179	$52
Effect of convertible notes	6	11	6	—

Earnings available to common stockholders including the effect of dilutive securities	$794	$479	$185	$52

Diluted shares outstanding:
Basic weighted-average shares outstanding	373	341	371	337
Effect of convertible notes	22	53	21	—
Effect of employee stock options	1	—	—	—

Diluted weighted-average shares outstanding	396	394	392	337

Earnings per share, diluted	$2.01	$1.21	$0.47	$0.15

Potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and stock options	1	3	2	3
Convertible notes	—	—	4	57

During the second quarter of 2014, UAL used cash to purchase and retire $28 million aggregate principal amount of its 4.5% Convertible Notes due 2015 (the “4.5% Convertible Notes”) in market transactions. The corresponding equivalent amount of shares of UAL common stock are excluded from the determination of diluted weighted-average shares outstanding for the three and six months ended June 30, 2014 from the date the debt was purchased.

In the first quarter of 2014, UAL issued approximately five million additional shares of UAL common stock in exchange for, or upon conversion of, $46 million in aggregate principal amount of UAL’s outstanding 6% convertible senior notes due 2029 held by holders of these notes. The newly issued shares of UAL common stock are included in the determination of basic weighted-average shares outstanding for the three and six months ended June 30, 2014 from the date the shares were issued. The Company retired the 6% convertible senior notes acquired in the exchange.

Also, in the first quarter of 2014, holders of substantially all of the remaining $156 million outstanding principal amount of the 4.5% Senior Limited-Subordination Convertible Notes due 2021 (the “4.5% Notes”) exercised their right to convert such notes into approximately five million shares of UAL common stock at a conversion rate of 30.6419 shares of UAL common stock per $1,000 principal amount of 4.5% Notes. The newly issued shares of UAL common stock are included in the determination of basic weighted-average shares outstanding for the three and six months ended June 30, 2014 from the date the shares were issued. See Note 9 for additional information related to exercises of rights under the 4.5% Notes.

UAL’s Board of Directors has authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. On July 24, 2014, UAL entered into agreements under which it will repurchase approximately $200 million of shares of UAL common stock through an accelerated share repurchase program. The specific number of shares that UAL will ultimately repurchase under this accelerated share repurchase program will be determined based on a calculation period not to exceed approximately three months.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss), net of tax (“AOCI”) (in millions):

UAL (a)	Pension and Other Postretirement Liabilities	Derivative Contracts	Investments and Other	Total
Balance at March 31, 2014	$563	$4	$13	$580
Changes in value	—	31	1	32
Amounts reclassified to earnings	(18)	1	(6)	(23)

Net change	(18)	32	(5)	9

Balance at June 30, 2014	$545	$36	$8	$589

Balance at December 31, 2013	$584	$11	$13	$608
Changes in value	(5)	21	1	17
Amounts reclassified to earnings	(34)	4	(6)	(36)

Net change	(39)	25	(5)	(19)

Balance at June 30, 2014	$545	$36	$8	$589

UAL (a)	Pension and Other Postretirement Liabilities	Derivative Contracts	Investments and Other	Total
Balance at March 31, 2013	$(1,021)	$(10)	$4	$(1,027)
Changes in value	442	(19)	9	432
Amounts reclassified to earnings	17	9	—	26

Net change	459	(10)	9	458

Balance at June 30, 2013	$(562)	$(20)	$13	$(569)

Balance at December 31, 2012	$(1,042)	$(10)	$6	$(1,046)
Changes in value	442	(28)	7	421
Amounts reclassified to earnings	38	18	—	56

Net change	480	(10)	7	477

Balance at June 30, 2013	$(562)	$(20)	$13	$(569)

Details about AOCI Components	Amount Reclassified from AOCI to Income				Affected Line Item in the Statements of Consolidated Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of losses into earnings (b)	$1	$9	$4	$18	Aircraft fuel
Amortization of pension and post-retirement items
Amortization of unrecognized (gains) losses and prior service cost (credit) (b) (c)	$(18)	$17	$(34)	$38	Salaries and related costs
Investments and other
Available for sale securities-reclassifications of gains into earnings (b)	$(6)	$—	$(6)	$—	Miscellaneous, net

(a) UAL and United amounts are substantially the same except for an additional $6 million of income tax benefit at United in the six months ended June 30, 2013 and additional (losses) gains related to investments and other of $(1) million and $1 million in the three months ended June 30, 2014 and the six months ended June 30, 2013, respectively.

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

NOTE 5 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Service cost	$25	$32	$4	$14
Interest cost	50	47	22	28
Expected return on plan assets	(44)	(40)	—	—
Amortization of unrecognized (gain) loss and prior service cost (credit)	2	15	(20)	2
Curtailment (gain) loss	—	2	—	—
Settlement (gain) loss	—	(1)	—	—

Total	$33	$55	$6	$44

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$49	$65	$9	$28
Interest cost	101	94	44	56
Expected return on plan assets	(89)	(80)	(1)	(1)
Amortization of unrecognized (gain) loss and prior service cost (credit)	5	33	(39)	5
Curtailment (gain) loss	—	2	—	—
Settlement (gain) loss	—	(1)	—	—

Total	$66	$113	$13	$88

During the three and six months ended June 30, 2014, the Company contributed $61 million and $118 million to its tax-qualified defined benefit pension plans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share-based compensation expense (a)	$14	$13	$46	$40

	June 30, 2014	December 31, 2013
Unrecognized share-based compensation	$74	$44

(a) Includes $3 million of expense recognized in merger integration-related costs for the six months ended June 30, 2014. Includes $3 million and $11 million of expense recognized in merger integration-related costs for the three and six months ended June 30, 2013, respectively.

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

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	June 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$3,424	$3,424	$—	$—	$3,220	$3,220	$—	$—
Short-term investments:
Asset-backed securities	910	—	910	—	694	—	694	—
Corporate debt	790	—	790	—	685	—	685	—
Certificates of deposit placed through an account registry service (“CDARS”)	308	—	308	—	301	—	301	—
Auction rate securities	26	—	—	26	105	—	—	105
U.S. government and agency notes	40	—	40	—	38	—	38	—
Other fixed income securities	298	—	298	—	78	—	78	—
Fuel derivatives, net	116	—	116	—	104	—	104	—
Enhanced equipment trust certificates (“EETC”)	59	—	—	59	61	—	—	61
Foreign currency derivative asset (liability), net	(1)	—	(1)	—	1	—	1	—
Restricted cash	351	351	—	—	395	395	—	—

	United
Cash and cash equivalents	$3,418	$3,418	$—	$—	$3,214	$3,214	$—	$—
Short-term investments:
Asset-backed securities	910	—	910	—	694	—	694	—
Corporate debt	790	—	790	—	685	—	685	—
CDARS	308	—	308	—	301	—	301	—
Auction rate securities	26	—	—	26	105	—	—	105
U.S. government and agency notes	40	—	40	—	38	—	38	—
Other fixed income securities	298	—	298	—	78	—	78	—
Fuel derivatives, net	116	—	116	—	104	—	104	—
EETC	59	—	—	59	61	—	—	61
Foreign currency derivative asset (liability), net	(1)	—	(1)	—	1	—	1	—
Restricted cash	351	351	—	—	395	395	—	—
Convertible debt derivative asset	449	—	—	449	480	—	—	480
Convertible debt option liability	(263)	—	—	(263)	(270)	—	—	(270)

Available-for-sale investment maturities - The short-term investments and EETC securities shown in the table above are classified as available-for-sale. As of June 30, 2014, asset-backed securities have remaining maturities of less than one year to approximately 40 years, corporate debt securities have remaining maturities of less than one year to approximately seven years, CDARS have maturities of less than one year, and auction rate securities have remaining maturities of approximately 24 to 32 years. U.S. government and other securities have maturities of less than one year to approximately four years. The EETC securities have various maturities with the final maturity in 2019.

The table below presents disclosures about the activity for “Level 3” financial assets and financial liabilities (in millions):

	Three Months Ended June 30,
	2014				2013
	UAL and United		United		UAL and United		United
	Student Loan-Related Auction Rate Securities	EETC	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	Student Loan-Related Auction Rate Securities	EETC	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability

Balance at March 31	$96	$59	$584	$(352)	$108	$61	$413	$(209)
Purchases, (sales), issuances and (settlements) (net)	(74)	—	(62)	34	—	—	—	—
Gains and (losses):
Reported in earnings:
Realized	9	—	(5)	5	—	—	—	—
Unrealized	—	—	(68)	50	—	—	(18)	10
Reported in other comprehensive income (loss)	(5)	—	—	—	7	1	—	—

Balance at June 30	$26	$59	$449	$(263)	$115	$62	$395	$(199)

	Six Months Ended June 30,
	2014				2013
	UAL and United		United		UAL and United		United
	Student Loan-Related Auction Rate Securities	EETC	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	Student Loan-Related Auction Rate Securities	EETC	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability

Balance at January 1	$105	$61	$480	$(270)	$116	$63	$268	$(128)
Purchases, (sales), issuances and settlements (net)	(84)	(3)	(62)	34	(10)	(2)	—	—
Gains and (losses):
Reported in earnings:
Realized	10	—	(5)	5	2	—	—	—
Unrealized	—	—	36	(32)	1	—	127	(71)
Reported in other comprehensive income (loss)	(5)	1	—	—	6	1	—	—

Balance at June 30	$26	$59	$449	$(263)	$115	$62	$395	$(199)

United’s debt-related derivatives presented in the tables above relate to (a) supplemental indenture agreements that provide that United’s convertible debt is convertible into shares of UAL common stock upon the terms and conditions specified in the indentures, and (b) the embedded conversion options in United’s convertible debt that are required to be separated and accounted for as though they are free-standing derivatives as a result of the United debt becoming convertible into the common stock of a different reporting entity. The derivatives described above relate to the 6% Convertible Junior Subordinated Debentures due 2030 and the 4.5% Convertible Notes. Gains (losses) on these derivatives are recorded in Nonoperating income (expense): Miscellaneous, net in United’s Statements of Consolidated Operations. These derivatives along with their gains (losses) are reported in United’s separate financial statements and are eliminated in consolidation for UAL.

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

	Fair Value of Debt by Fair Value Hierarchy Level
	June 30, 2014					December 31, 2013
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
UAL debt	$11,522	$12,771	$—	$9,182	$3,589	$11,539	$12,695	$—	$8,829	$3,866
United debt	11,423	12,453	—	8,864	3,589	11,388	12,249	—	8,383	3,866

Quantitative Information About Level 3 Fair Value Measurements (in millions)
Item	Fair Value at June 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	$26	Valuation Service / Broker Quotes	Broker quotes (a)	NA
EETC	59	Discounted Cash Flows	Structure credit risk (b)	3%
Convertible debt derivative asset	449	Binomial Lattice Model	Expected volatility (c) Own credit risk (d)	40% - 60% (41%) 5%
Convertible debt option liability	(263)	Binomial Lattice Model	Expected volatility (c) Own credit risk (d)	40% - 60% (42%) 5%

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

NOTE 7 - HEDGING ACTIVITIES

Fuel Derivatives

Aircraft fuel has been the Company’s single largest operating expense for the last several years. The availability and price of aircraft fuel significantly affects the Company’s operations, results of operations, financial position and liquidity. Aircraft fuel prices can fluctuate based on a multitude of factors including market expectations of supply and demand balance, inventory levels, geopolitical events, economic growth expectations, fiscal/monetary policies and financial investment flows. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements. As of June 30, 2014, the Company had hedged approximately 21%, 19% and less than 1% of its projected fuel requirements (416 million gallons, 742 million gallons and 35 million gallons, respectively) for the remainder of 2014, 2015 and 2016, respectively, with commonly used financial hedge instruments based on aircraft fuel or closely related commodities, such as diesel fuel and crude oil. As of June 30, 2014, the Company had fuel hedges expiring through March 2016. The Company does not enter into derivative instruments for non-risk management purposes.

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

The Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

Classification	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as cash flow hedges
Assets:
Fuel contracts due within one year	Receivables	$17	$19
Fuel contracts with maturities greater than one year	Other assets: Other, net	29	6

Total assets		$46	$25

Derivatives not designated for hedge accounting
Assets:
Fuel contracts due within one year	Receivables	$56	$70
Fuel contracts with maturities greater than one year	Other assets: Other, net	16	9

Total assets		$72	$79

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$1	$—
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	1	—

Total liabilities		$2	$—

Total derivatives
Assets:
Fuel contracts due within one year	Receivables	$73	$89
Fuel contracts with maturities greater than one year	Other assets: Other, net	45	15

Total assets		$118	$104

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$1	$—
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	1	—

Total liabilities		$2	$—

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company did not post or hold collateral as of June 30, 2014 and December 31, 2013.

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

	June 30, 2014	December 31, 2013
Receivables	$72	$89
Other assets: Other, net	44	15

Hedge derivatives, net	$116	$104

The following tables present the impact of derivative instruments and their location within the Company’s unaudited statements of consolidated operations (in millions):

Derivatives designated as cash flow hedges

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Gain (Loss) Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Fuel contracts	$31	$(19)	$(1)	$(9)	$5	$(1)

Derivatives designated as cash flow hedges

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Gain (Loss) Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Fuel contracts	$21	$(28)	$(4)	$(18)	$4	$(1)

Derivatives not designated for hedge accounting

Fuel contracts
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized in Nonoperating income (expense): Miscellaneous, net	$39	$(81)	$(1)	$(31)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments. As of June 30, 2014, United had firm commitments to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737-900ER	43
Boeing 737 MAX 9	100
Boeing 787-8/-9/-10	54
Embraer 175	26
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery for the remainder of 2014 through 2025. In the remainder of 2014, United expects to take delivery of nine Boeing 737-900ER aircraft, one Boeing 787-8 aircraft, two Boeing 787-9 aircraft and 15 Embraer 175 aircraft.

The table below summarizes United’s commitments as of June 30, 2014, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets. The table below is adjusted to include the impact of the Company’s July 2014 agreement with Boeing to convert seven Boeing 787-8 aircraft originally scheduled to be delivered between 2017 and 2018, to seven Boeing 787-10 aircraft scheduled to be delivered starting after 2018 and other scheduled adjustments.

(in billions)
Last six months of 2014	$1.7
2015	2.9
2016	1.6
2017	1.2
2018	2.1
After 2018	13.8

$23.3

Any incremental firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

As of June 2014, United has arranged for EETC and bank debt financing for all 2014 aircraft deliveries other than seven Embraer 175 aircraft. In addition, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all. See Note 9 of this report for additional information on aircraft financing.

Guarantees and Off-Balance Sheet Financing

Guarantees. United is the guarantor of approximately $1.6 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.3 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with $272 million of these obligations are accounted for as capital leases. All of these bonds are due between 2015 and 2038.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At June 30, 2014, the Company had $1.9 billion of floating rate debt and $246 million of fixed rate debt, with remaining terms of up to twelve years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to twelve years and an aggregate balance of $2.1 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Credit Facilities. As of June 30, 2014, United had the entire capacity of $1.0 billion available under the revolving credit facility of the Company’s Credit and Guaranty Agreement (the “Credit Agreement”). See Note 9 of this report for additional information.

Labor Negotiations. As of June 30, 2014, United had approximately 86,000 active employees, of whom approximately 80% were represented by various labor organizations. We are currently in the process of negotiating amended collective bargaining agreements with our employee groups without joint collective bargaining agreements, including our technicians and flight attendants.

NOTE 9 - DEBT

As of June 30, 2014, a substantial portion of our assets is pledged as collateral for our debt. These assets principally consist of aircraft, route authorities and loyalty program intangible assets. As of June 30, 2014, the Company was in compliance with its debt covenants.

4.5% Convertible Notes. During the second quarter of 2014, UAL used cash to purchase and retire $28 million aggregate principal amount of its 4.5% Convertible Notes in market transactions. As of June 30, 2014, the outstanding balance is $202 million.

6% Convertible Senior Notes. During the three months ended March 31, 2014, UAL issued approximately five million additional shares of UAL common stock in exchange for, or upon conversion of, $46 million in aggregate principal amount of UAL’s outstanding 6% convertible senior notes due 2029 held by the holders of these notes. As of June 30, 2014, the outstanding balance is $58 million.

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

2013 Credit and Guaranty Agreement. The Credit Agreement consists of a $900 million term loan due April 1, 2019 and a $1.0 billion revolving credit facility available for drawing until April 1, 2018. As of June 30, 2014, United had its entire capacity of $1.0 billion available under the revolving credit facility of the Company’s Credit Agreement. In March 2014, United amended the Credit Agreement to reduce the interest rate payable on the existing $893 million term loan from LIBOR plus a margin of 3.0% per annum to LIBOR plus a margin of 2.75% per annum, subject to a 0.75% floor.

See Note 11 in the 2013 Annual Report for additional information on the terms of the Credit Agreement.

EETCs. In April 2014 and August 2013, United created separate EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets. United expects to receive all proceeds from these pass-through trusts by the end of 2014. Certain details of the pass-through trusts are as follows (in millions, except interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of June 30, 2014	Proceeds received from issuance of debt in the six months ended June 30, 2014	Remaining proceeds from issuance of debt to be received in future periods
April 2014	A	$736	April 2026	4.0%	$248	$248	$488
April 2014	B	213	April 2022	4.75%	72	72	141
August 2013	A	720	August 2025	4.3%	720	567	—
August 2013	B	209	August 2021	5.375%	209	165	—

		$1,878			$1,249	$1,052	$629

The table below presents contractual principal payments at June 30, 2014 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

	UAL	United
Last six months of 2014	$518	$518
2015	2,070	2,070
2016	1,114	1,114
2017	677	677
2018	1,201	1,201
After 2018	6,096	6,038

	$11,676	$11,618

NOTE 10 - SPECIAL CHARGES

For the three and six months ended June 30, special charges consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Costs associated with permanently grounding Embraer ERJ 135 aircraft	$66	$—	$66	$—
Severance and benefits	38	—	52	14
Impairment of assets held for disposal	32	—	33	—
Integration-related costs	17	45	51	115
Losses on sale of assets and other special (gains) losses, net	16	—	19	(3)
Additional costs associated with the temporarily grounded Boeing 787 aircraft	—	7	—	18

Special charges	169	52	221	144
Venezuela local currency loss	—	—	21	—
Income tax benefit	—	—	(1)	—

Total operating and nonoperating special charges, net of income taxes	$169	$52	$241	$144

During the three months ended June 30, 2014, the Company recorded $66 million for the permanent grounding of 21 of the Company’s Embraer ERJ 135 regional aircraft under lease through 2018, which includes an accrual for remaining lease payments and an amount for maintenance return conditions. As a result of the current fuel prices, new Embraer 175 regional jet deliveries and impact of pilot shortages at regional carriers, the Company decided to permanently ground these 21 Embraer ERJ 135 aircraft. The Company continues to operate nine Embraer ERJ 135 aircraft and will assess the possibility of grounding those aircraft when the current capacity purchase contracts end in the fourth quarter of 2014.

During the three and six months ended June 30, 2014, the Company recorded $38 million and $52 million, respectively, related to reductions of management and front-line employees, including from Hopkins International Airport (“Cleveland”), as part of its cost savings initiatives. The Company reduced its average daily departures from Cleveland by over 60 percent during the second quarter. The Company is currently evaluating its options regarding its long-term contractual commitments at Cleveland. The capacity reductions at Cleveland may result in further special charges, which could be significant, related to our contractual commitments.

During the three and six months ended June 30, 2014, the Company recorded $32 million and $33 million, respectively, for charges related primarily to impairment of its flight equipment held for disposal associated with its Boeing 737-300 and 737-500 fleets.

Integration-related costs include compensation costs related to systems integration and training and relocation for employees.

The Company incurred losses on sales of aircraft and other assets and other special losses totaling $16 million and $19 million during the three and six months ended June 30, 2014, respectively.

During the three months ended March 31, 2014, the Company recorded $21 million of losses as part of Nonoperating income (expense): Miscellaneous, net due to ongoing negotiations applicable to funds held in local Venezuelan currency. Approximately $100 million of the Company’s unrestricted cash balance was held as Venezuelan bolivars as of June 30, 2014.

During the six months ended June 30, 2013, the Company recorded $14 million associated with a voluntary program offered by United in which certain flight attendants took an unpaid 13-month leave of absence. The flight attendants continue to receive medical benefits and other Company benefits while on leave under this program. Approximately 1,300 flight attendants opted to participate in the program. In addition, the Company recorded $18 million associated with the temporary grounding of its Boeing 787 aircraft. The charges were comprised of aircraft depreciation expense and dedicated personnel costs that the Company incurred while the aircraft were grounded. Also, the Company recorded a $5 million gain related to a contract termination and $2 million in losses on the sale of assets.

Accruals

The accrual for severance and medical costs was $82 million as of June 30, 2014, compared to $38 million as of June 30, 2013. The severance-related accrual as of June 30, 2014 is expected to be paid through 2015.

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

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 118 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. The Company operates an average of more than 5,200 flights a day to 374 airports across six continents.

Second Quarter Financial Highlights

•

Second quarter 2014 net income was $919 million, or $2.34 diluted earnings per share, excluding $169 million of special charges, and excluding $46 million of mark-to-market gains recorded in Nonoperating expense from fuel hedges settling in future periods and adjusting for $7 million of prior period gains recorded in Nonoperating expense on fuel contracts settled in the current period (combined, “Economic Hedge Adjustments”). Unadjusted second quarter 2014 net income was $789 million, or $2.01 diluted earnings per share.

•	Passenger revenue increased 3.6% to $9.0 billion during the second quarter of 2014 as compared to the second quarter of 2013.

•	Second quarter 2014 aircraft fuel cost increased 1.1% year-over-year due mainly to a 2.3% increase in fuel prices, partially offset by a 1.2% decrease in fuel consumption.

•	Unrestricted liquidity was $6.8 billion, including $1.0 billion of undrawn commitments under the revolving credit facility of the Company’s Credit and Guaranty Agreement (the “Credit Agreement”).

•

UAL’s Board of Directors has authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. On July 24, 2014, UAL entered into agreements under which it will repurchase approximately $200 million of shares of UAL common stock through an accelerated share repurchase program. The specific number of shares that UAL will ultimately repurchase under this accelerated share repurchase program will be determined based on a calculation period not to exceed approximately three months.

Second Quarter Operational Highlights

•	For the quarter ended June 30, 2014, United recorded a U.S. Department of Transportation on-time arrival rate of 75.9% and a system completion factor of 99.0%.

•

Consolidated traffic increased 0.6% and consolidated capacity decreased 0.1% during the second quarter of 2014 as compared to the second quarter of 2013. The Company’s load factor for the second quarter of 2014 was 85.3%.

•	The Company took delivery of 10 Boeing 737-900ER aircraft, one Boeing 787-8 aircraft and three Embraer 175 aircraft during the second quarter of 2014.

•

During the second quarter of 2014, the Company announced that it will be making changes to the MileagePlus loyalty program. Effective March 1, 2015, the MileagePlus program will be modified from the current model in which members earn redeemable miles based on distance traveled to one based on ticket price (including base fare and carrier imposed surcharges). Members will be able to earn between five and eleven miles per dollar spent based on their MileagePlus status. The updated program will enhance the rewards for customers who spend more with United and give them improved mileage-earning opportunities.

•	The Company announced that the dispatcher work group ratified a new joint collective bargaining agreement.

Outlook

In order to generate sustained profitability over the business cycle, the Company manages its capacity to balance with expected demand for travel. The Company expects full-year 2014 consolidated capacity to be between flat and up 1% year-over-year. The Company expects full year 2014 cost per available seat mile (“CASM”) excluding profit sharing, third-party business expense, fuel and special charges to increase 1% to 2% year-over-year. We are unable to project CASM including profit sharing, third-party business expense, fuel and special charges as the nature or amount of special charges are not determinable at this time.

United expanded its industry-leading global route network, launching nonstop flights from Houston to Munich; Newark to Santiago, Dominican Republic; and new seasonal service between Chicago and Edinburgh, Scotland, and from Washington D.C. to both Madrid and Nassau, Bahamas. The Company continued to develop its industry-leading Pacific gateway in San Francisco by launching service to Chengdu, China, and announcing service to Tokyo’s Haneda airport. The Company also announced new service from Houston to Santiago, Chile, and announced new routes from Chicago to Belize City, Belize; Denver to Panama City, Panama; Houston to Punta Cana, Dominican Republic; and San Francisco to Kelowna, British Columbia. Should fuel prices increase significantly or should the U.S. or global economic growth outlook decline substantially, we would likely adjust our capacity plans to reflect the different operating environment.

RESULTS OF OPERATIONS

The following discussion provides an analysis of results of operations and reasons for material changes therein for the three months ended June 30, 2014 as compared to the corresponding period in 2013.

Second Quarter 2014 Compared to Second Quarter 2013

The Company recorded net income of $789 million in the second quarter of 2014 as compared to net income of $469 million in the second quarter of 2013. Excluding special charges and with Economic Hedge Adjustments, the Company had net income of $919 million in the second quarter of 2014 as compared to net income of $608 million in the second quarter of 2013. See “Reconciliation of GAAP to Non-GAAP Financial Measures” at the end of this item for additional information related to accounting principles generally accepted in the United States (“GAAP”) to Non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $906 million for the second quarter of 2014, as compared to $770 million for the second quarter of 2013. Significant components of our operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2014	2013	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$10,329	$10,001	$328	3.3
Operating expense	9,423	9,231	192	2.1

Operating income	906	770	136	17.7
Nonoperating expense	(115)	(299)	(184)	(61.5)
Income tax expense	2	2	—	—

Net income	$789	$469	$320	68.2

NM - Not meaningful

Certain consolidated statistical information for the Company’s operations for the three months ended June 30 is as follows:

	2014	2013	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	35,837	35,952	(115)	(0.3)
Revenue passenger miles (“RPMs”) (millions) (b)	53,900	53,581	319	0.6
Available seat miles (“ASMs”) (millions) (c)	63,214	63,251	(37)	(0.1)
Passenger load factor (d)	85.3%	84.7%	0.6 pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	14.21	13.70	0.51	3.7
Average yield per revenue passenger mile (cents) (e)	16.66	16.18	0.48	3.0
CASM (cents)	14.91	14.59	0.32	2.2
Average price per gallon of fuel, including fuel taxes	$3.09	$3.02	$0.07	2.3
Fuel gallons consumed (millions)	1,004	1,016	(12)	(1.2)
Average full-time equivalent employees	82,000	85,200	(3,200)	(3.8)

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended June 30 (in millions, except for percentage changes):

	2014	2013	Increase (Decrease)	% Change
Passenger—Mainline	$7,148	$6,829	$319	4.7
Passenger—Regional	1,833	1,839	(6)	(0.3)

Total passenger revenue	8,981	8,668	313	3.6
Cargo	232	236	(4)	(1.7)
Other operating revenue	1,116	1,097	19	1.7

	$10,329	$10,001	$328	3.3

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as second quarter year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2013 (a):
Passenger revenue (in millions)	$208	$(3)	$46	$68	$319	$(6)	$313
Passenger revenue	6.3%	(0.3) %	2.8%	10.3%	4.7%	(0.3)%	3.6%
Average fare per passenger	6.1%	3.0%	2.6%	(1.7)%	3.5%	2.8%	3.9%
Yield	6.8%	(0.8) %	2.1%	1.5%	3.8%	0.6%	3.0%
PRASM	7.8%	(2.6) %	2.5%	4.4%	4.4%	2.4%	3.7%
Average stage length	— %	5.2%	0.6%	(3.2)%	0.7%	3.1%	2.2%
Passengers	0.1%	(3.1) %	0.2%	12.2%	1.1%	(3.0)%	(0.3)%
RPMs (traffic)	(0.5)%	0.6%	0.6%	8.6%	0.8%	(0.9)%	0.6%
ASMs (capacity)	(1.4)%	2.4%	0.3%	5.6%	0.3%	(2.7)%	(0.1)%
Passenger load factor (points)	0.8	(1.4)	0.3	2.3	0.4	1.6	0.6

  (a) See Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for the definition of these statistics.

Consolidated passenger revenue in the second quarter of 2014 increased 3.6% as compared to the year-ago period due to an increase in consolidated yield of 3.0% year-over-year and an increase of 0.6% in traffic, offset by a reduction in capacity of 0.1% year-over-year.

Cargo revenue decreased $4 million, or 1.7%, in the second quarter of 2014 as compared to the year-ago period due to lower yield on freight, primarily in the Pacific region, partially offset by higher freight volumes in the Atlantic and Pacific regions and an improvement in mail revenue versus the year-ago period.

Other operating revenue in the second quarter of 2014 increased $19 million, or 1.7%, as compared to the year-ago period due primarily to an increase in the sale of aircraft fuel to a third party and increases in ancillary revenue and contract services revenue.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2014	2013	Increase (Decrease)	% Change
Aircraft fuel	$3,101	$3,068	$33	1.1
Salaries and related costs	2,187	2,175	12	0.6
Regional capacity purchase	591	628	(37)	(5.9)
Landing fees and other rent	567	507	60	11.8
Aircraft maintenance materials and outside repairs	471	480	(9)	(1.9)
Depreciation and amortization	417	425	(8)	(1.9)
Distribution expenses	346	347	(1)	(0.3)
Aircraft rent	222	235	(13)	(5.5)
Special charges	169	52	117	NM
Other operating expenses	1,352	1,314	38	2.9

	$9,423	$9,231	$192	2.1

Aircraft fuel expense increased $33 million, or 1.1%, year-over-year primarily due to a 2.3% increase in the average price per gallon of aircraft fuel, partially offset by a 1.2% decrease in fuel consumption in the second quarter of 2014 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended June 30, 2014 as compared to the year-ago period:

	(In millions)		% Change	Average price per gallon
	2014	2013		2014	2013	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$3,100	$3,059	1.3	$3.09	$3.01	2.7
Hedge losses reported in fuel expense	1	9	NM	—	0.01	NM

Fuel expense as reported	3,101	3,068	1.1	3.09	3.02	2.3
Cash received on settled hedges that do not qualify for hedge accounting (a)	5	5	NM	0.01	0.01	NM

Fuel expense including all gains (losses) from settled hedges	$3,096	$3,063	1.1	$3.08	$3.01	2.3

Total fuel consumption (gallons)	1,004	1,016	(1.2)

(a) Includes ineffectiveness gains (losses) on settled hedges and gains (losses) on settled hedges that were not designated for hedge accounting. Ineffectiveness gains (losses) and gains (losses) on hedges that do not qualify for hedge accounting are recorded in Nonoperating income (expense): Miscellaneous, net.

Salaries and related costs increased $12 million, or 0.6%, in the second quarter of 2014 as compared to the year-ago period primarily due to higher pay rates driven by new collective bargaining agreements, partially offset by lower pension and post-employment benefit costs.

Regional capacity purchase expense decreased $37 million, or 5.9%, in the second quarter of 2014 as compared to the year-ago period primarily due to a transition from paying regional carriers for landing fees to paying airports directly. Landing fees paid directly to airports are charged to Landing fees and other rent while payments to regional carriers are recorded to Regional capacity purchase. As a result of this change, there has been a significant shift of expense out of Regional capacity purchase into Landing fees and other rent in the second quarter of 2014 versus the year-ago period. These benefits were partially offset by higher rates primarily due to annual rate escalations.

Landing fees and other rent increased $60 million, or 11.8%, in the second quarter of 2014 as compared to the year-ago period primarily due to a transition from paying regional carriers for landing fees to paying airports directly. Landing fees have also increased due to airport security services and modernization projects at certain airport locations.

Aircraft rent decreased $13 million, or 5.5%, in the second quarter of 2014 as compared to the year-ago period primarily due to aircraft lease expirations and terminations of certain leases resulting from the Company’s purchase of the leased aircraft.

Other operating expenses increased $38 million, or 2.9%, in the second quarter of 2014 as compared to the year-ago period primarily due to an increase in aircraft fuel sold to a third party and increases in other personnel-related expenses and purchased services.

Details of the Company’s special charges include the following for the three months ended June 30 (in millions):

	2014	2013
Costs associated with permanently grounding Embraer ERJ 135 aircraft	$66	$—
Severance and benefits	38	—
Impairment of assets held for disposal	32	—
Integration-related costs	17	45
Losses on sale of assets and other special losses	16	—
Additional costs associated with the temporarily grounded Boeing 787 aircraft	—	7

Special charges	$169	$52

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

	2014	2013	Increase (Decrease)	% Change
Interest expense	$(186)	$(194)	$(8)	(4.1)
Interest capitalized	13	12	1	8.3
Interest income	4	6	(2)	(33.3)
Miscellaneous, net	54	(123)	177	NM

Total	$(115)	$(299)	(184)	(61.5)

Interest expense decreased $8 million, or 4.1%, in the second quarter of 2014, compared to the year-ago period primarily due to the Company’s extinguishment of certain debt instruments and the refinancing of certain debt instruments at lower interest rates.

During the second quarter of 2014, Miscellaneous, net included gains of $39 million from derivatives not qualifying for hedge accounting as compared to losses of $81 million in the year-ago period. Second quarter 2014 Miscellaneous, net also reflects gains on investments and improvements in foreign currency gains/losses versus the year-ago period.

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

First Six Months 2014 Compared to First Six Months 2013

UAL recorded net income of $180 million in the first six months of 2014 as compared to net income of $52 million in the first six months of 2013. Excluding operating and nonoperating special charges and with Economic Hedge Adjustments, UAL had net income of $430 million in the first six months of 2014 as compared to net income of $250 million in the first six months of 2013. See “Reconciliation of GAAP to Non-GAAP Financial Measures” at the end of this item for additional information related to GAAP to Non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $557 million for the first six months of 2014, as compared to $506 million for the first six months of 2013. Significant components of our operating results for the first six months of 2014 are as follows (in millions, except percentage changes):

	2014	2013	Increase (Decrease)	% Increase (Decrease)
Operating Revenue	$19,025	$18,722	$303	1.6
Operating Expense	18,468	18,216	252	1.4

Operating Income	557	506	51	10.1
Nonoperating Expense	(372)	(461)	(89)	(19.3)
Income Tax Expense (Benefit)	5	(7)	12	NM

Net Income	$180	$52	$128	246.2

NM - Not meaningful

Certain consolidated statistical information for UAL’s operations for the six months ended June 30 is as follows:

	2014	2013	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	67,737	68,307	(570)	(0.8)
RPMs (millions) (b)	100,283	100,125	158	0.2
ASMs (millions) (c)	120,430	120,623	(193)	(0.2)
Passenger load factor (d)	83.3%	83.0%	0.3 pts.	N/A
PRASM (cents)	13.59	13.45	0.14	1.0
Average yield per revenue passenger mile (cents) (e)	16.32	16.21	0.11	0.7
CASM (cents)	15.34	15.10	0.24	1.6
Average price per gallon of fuel, including fuel taxes	$3.13	$3.15	$(0.02)	(0.6)
Fuel gallons consumed (millions)	1,920	1,940	(20)	(1.0)
Average full-time equivalent employees	82,600	85,000	(2,400)	(2.8)

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the six months ended June 30 (in millions, except for percentage changes):

	2014	2013	Increase (Decrease)	% Change
Passenger—Mainline	$12,996	$12,767	$229	1.8
Passenger—Regional	3,369	3,460	(91)	(2.6)

Total passenger revenue	16,365	16,227	138	0.9
Cargo	441	463	(22)	(4.8)
Other operating revenue	2,219	2,032	187	9.2

	$19,025	$18,722	$303	1.6

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2013 (a):
Passenger revenue (in millions)	$215	$(60)	$24	$50	$229	$(91)	$138
Passenger revenue	3.5%	(2.6) %	0.8%	3.7%	1.8%	(2.6)%	0.9%
Average fare per passenger	4.3%	— %	1.8%	(4.3)%	1.8%	(0.1)%	1.7%
Yield	3.8%	(2.5) %	1.4%	(1.0)%	1.6%	(2.5)%	0.7%
PRASM	4.8%	(4.4) %	— %	1.4%	1.6%	(0.4)%	1.0%
Average stage length	1.3%	3.2%	0.4%	(2.8)%	1.5%	3.2%	2.5%
Passengers	(0.8)%	(2.6) %	(0.9)%	8.4%	— %	(2.5)%	(0.8)%
RPMs (traffic)	(0.3)%	(0.1) %	(0.6)%	4.8%	0.2%	(0.1)%	0.2%
ASMs (capacity)	(1.2)%	1.9%	0.9%	2.3%	0.2%	(2.2)%	(0.2)%
Passenger load factor (points)	0.8	(1.7)	(1.1)	2.0	0.1	1.8	0.3

  (a) See Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for the definition of these statistics.

Consolidated passenger revenue in the first six months of 2014 increased 0.9% as compared to the year-ago period due to an increase in consolidated yield of 0.7% year-over-year and an increase of 0.2% in traffic, offset by a reduction in capacity of 0.2% year-over year.

Cargo revenue decreased $22 million, or 4.8%, in the first six months of 2014 as compared to the year-ago period due to lower yield on freight, primarily in the Pacific region, partially offset by higher freight volumes in the Atlantic and Pacific regions and an improvement in mail revenue versus the year-ago period.

Other operating revenue in the first six months of 2014 increased $187 million, or 9.2%, as compared to the year-ago period due primarily to an increase in the sale of aircraft fuel to a third party and increases in MileagePlus, other ancillary and contract services revenues.

Operating Expenses

The table below includes data related to UAL’s operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2014	2013	Increase (Decrease)	% Change
Aircraft fuel	$6,018	$6,118	$(100)	(1.6)
Salaries and related costs	4,340	4,302	38	0.9
Regional capacity purchase	1,150	1,216	(66)	(5.4)
Landing fees and other rent	1,139	1,004	135	13.4
Aircraft maintenance materials and outside repairs	929	918	11	1.2
Depreciation and amortization	826	833	(7)	(0.8)
Distribution expenses	664	675	(11)	(1.6)
Aircraft rent	446	475	(29)	(6.1)
Special charges	221	144	77	NM
Other operating expenses	2,735	2,531	204	8.1

	$18,468	$18,216	$252	1.4

Aircraft fuel expense decreased $100 million, or 1.6%, year-over-year primarily due to a 0.6% decrease in the average price per gallon of aircraft fuel and a 1.0% decrease in fuel consumption in the first six months of 2014 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the six months ended June 30, 2014 as compared to the year-ago period.

	(In millions)		% Change	Average price per gallon
	2014	2013		2014	2013	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$6,014	$6,100	(1.4)	$3.13	$3.14	(0.3)
Hedge losses reported in fuel expense	4	18	NM	—	0.01	NM

Fuel expense as reported	6,018	6,118	(1.6)	3.13	3.15	(0.6)
Cash received on settled hedges that do not qualify for hedge accounting (a)	12	22	NM	—	0.01	NM

Fuel expense including all gains (losses) from settled hedges	$6,006	$6,096	(1.5)	$3.13	$3.14	(0.3)

Total fuel consumption (gallons)	1,920	1,940	(1.0)

(a) Includes ineffectiveness gains (losses) on settled hedges and gains (losses) on settled hedges that were not designated for hedge accounting. Ineffectiveness gains (losses) and gains (losses) on hedges that do not qualify for hedge accounting are recorded in Nonoperating income (expense): Miscellaneous, net.

Salaries and related costs increased $38 million, or 0.9%, in the first six months of 2014 as compared to the year-ago period primarily due to higher pay rates driven by new collective bargaining agreements, partially offset by lower pension and post-employment benefit costs.

Regional capacity purchase expense decreased $66 million, or 5.4%, in the first six months of 2014 as compared to the year-ago period primarily due to a transition from paying regional carriers for landing fees to paying airports directly. Landing fees paid directly to airports are charged to Landing fees and other rent while payments to regional carriers are recorded to Regional capacity purchase. As a result of this change, there has been a significant shift of expense out of Regional capacity purchase into Landing fees and other rent in the first six months of 2014 versus the year-ago period. Regional capacity expense also decreased due to a significant number of weather-driven flight cancellations in the first quarter of 2014. These benefits were partially offset by higher rates primarily due to annual rate escalations and higher aircraft ownership expenses related to an increase in the number of aircraft flying under capacity purchase agreements versus the year-ago period.

Landing fees and other rent increased $135 million, or 13.4%, in the first six months of 2014 as compared to the year-ago period primarily due to a transition from paying regional carriers for landing fees to paying airports directly. Landing fees have also increased due to airport security services and modernization projects at certain airport locations.

Distribution expenses decreased $11 million, or 1.6%, in the first six months of 2014 as compared to the year-ago period primarily due to reduced fees with our online ticket agents and reduced global distribution fees paid, offset by higher credit card discount fees driven by higher revenue volume.

Aircraft rent decreased $29 million, or 6.1%, in the first six months of 2014 as compared to the year-ago period primarily due to aircraft lease expirations and terminations of certain leases resulting from the Company’s purchase of the leased aircraft.

Other operating expenses increased $204 million, or 8.1%, in the first six months of 2014 as compared to the year-ago period primarily due to an increase in aircraft fuel sold to a third party and increases in advertising expenses, other personnel-related expenses and purchased services.

Details of UAL’s special charges include the following for the six months ended June 30 (in millions):

	2014	2013
Costs associated with permanently grounding Embraer ERJ 135 aircraft	$66	$—
Severance and benefits	52	14
Impairment of assets held for disposal	33	—
Integration-related costs	51	115
Losses on sale of assets and other special (gains) losses, net	19	(3)
Additional costs associated with the temporarily grounded Boeing 787 aircraft	—	18

Special charges	$221	$144

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) for the six months ended June 30 (in millions, except for percentage changes):

	2014	2013	Increase (Decrease)	% Change
Interest expense	$(373)	$(395)	$(22)	(5.6)
Interest capitalized	27	23	4	17.4
Interest income	9	11	(2)	(18.2)
Miscellaneous, net	(35)	(100)	(65)	(65.0)

Total	$(372)	$(461)	(89)	(19.3)

Interest expense decreased $22 million, or 5.6%, in the first six months of 2014, compared to the year-ago period primarily due to the Company’s extinguishment of certain debt instruments and the refinancing of certain debt instruments at lower interest rates.

Miscellaneous, net improved by $65 million million in the first six months of 2014 due primarily to improvements in fuel hedge derivatives results, gains on investments and improvements in foreign currency translation results, partially offset by $21 million of losses due to the recent exchange rate changes implemented in Venezuela applicable to funds held in local currency.

Income Taxes. Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because management has concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. See Note 4 to the financial statements contained in Part I, Item 1 of this report for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of June 30, 2014, the Company had $5.8 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $5.1 billion at December 31, 2013. At June 30, 2014, the Company also had $351 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, estimated future workers’ compensation claims and credit card processing agreements. As of June 30, 2014, the Company had its entire commitment capacity of $1.0 billion under the revolving credit facility of the Company’s Credit Agreement available for letters of credit or borrowings.

Approximately $100 million of the Company’s unrestricted cash balance was held as Venezuelan bolivars as of June 30, 2014.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At June 30, 2014, the Company had approximately $12.3 billion of debt and capital lease obligations, including $1.3 billion that will become due in the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

The Company will continue to evaluate opportunities to repurchase its debt in open market transactions to reduce its indebtedness and the amount of interest paid on its indebtedness.

As of June 30, 2014, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737-900ER	43
Boeing 737 MAX 9	100
Boeing 787-8/-9/-10	54
Embraer 175	26

(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery for the remainder of 2014 through 2025. In the remainder of 2014, United expects to take delivery of nine Boeing 737-900ER aircraft, one Boeing 787-8 aircraft, two Boeing 787-9 aircraft and 15 Embraer 175 aircraft.

As of June 2014, United has arranged for EETC and bank debt financing for all 2014 aircraft deliveries except for seven Embraer 175 aircraft. In addition, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing.

As of June 30, 2014, adjusted to include the impact of the Company’s July 2014 agreement with Boeing to convert seven Boeing 787-8 aircraft originally scheduled to be delivered between 2017 and 2018, to seven Boeing 787-10 aircraft scheduled to be delivered starting after 2018 and other scheduled adjustments, UAL and United have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets of approximately $23.3 billion, of which approximately $1.7 billion, $2.9 billion, $1.6 billion, $1.2 billion, $2.1 billion and $13.8 billion are due in the last six months of 2014 and for the full year for 2015, 2016, 2017, 2018 and thereafter, respectively.

Any incremental firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

As of June 30, 2014, a substantial portion of the Company’s assets, principally aircraft, route authorities and certain other intangible assets, were pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

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

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations for the six months ended June 30, 2014 was $2.2 billion compared to $1.5 billion in the same period in 2013. The increase is primarily attributable to an increase in operating income and advanced ticket sales, partially offset by an increase in other working capital items.

Investing Activities. Capital expenditures were $953 million and $821 million in the six months ended June 30, 2014 and 2013, respectively. Capital expenditures for the six months ended June 30, 2014 were primarily attributable to the purchase of aircraft, facility and fleet-related costs.

In addition to capital expenditures during the six months ended June 30, 2014, we acquired 27 aircraft through the issuance of debt. See “Financing Activities” below for additional information.

Financing Activities. During the six months ended June 30, 2014, the Company made debt and capital lease payments of $1.0 billion.

During the second quarter of 2014, UAL used cash to purchase and retire $28 million aggregate principal amount of its 4.5% Convertible Notes due 2015 in market transactions. As of June 30, 2014, the outstanding balance was $202 million.

During the six months ended June 30, 2014, UAL issued approximately five million additional shares of UAL common stock in exchange for, or upon conversion of, $46 million in aggregate principal amount of UAL’s outstanding 6% convertible senior notes due 2029 held by the holders of these notes.

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

The Company’s Credit Agreement consists of a $900 million term loan due April 1, 2019 and a $1.0 billion revolving credit facility available for drawing until April 1, 2018. As of June 30, 2014, United had its entire capacity of $1.0 billion available under the revolving credit facility of the Company’s Credit Agreement. The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United. In March 2014, United amended the Credit Agreement to reduce the interest rate payable on the existing $893 million term loan from LIBOR plus a margin of 3.0% per annum to LIBOR plus a margin of 2.75% per annum, subject to a 0.75% floor. Certain covenants in the Credit Agreement and in the Company’s indentures are summarized in Note 11 of the 2013 Annual Report.

Share Repurchase Program. UAL’s Board of Directors has authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. On July 24, 2014, UAL entered into agreements under which it will repurchase approximately $200 million of shares of UAL common stock through an accelerated share repurchase program. The specific number of shares that UAL will ultimately repurchase under this accelerated share repurchase program will be determined based on a calculation period not to exceed approximately three months.

EETCs. In April 2014 and August 2013, United created separate EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets. United expects to receive all proceeds from these pass-through trusts by the end of 2014. Certain details of the pass-through trusts are as follows (in millions, except interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of June 30, 2014	Proceeds received from issuance of debt in the six months ended June 30, 2014	Remaining proceeds from issuance of debt to be received in future periods
April 2014	A	$736	April 2026	4.0%	$248	$248	$488
April 2014	B	213	April 2022	4.75%	72	72	141
August 2013	A	720	August 2025	4.3%	720	567	—
August 2013	B	209	August 2021	5.375%	209	165	—

		$1,878			$1,249	$1,052	$629

Commitments, Contingencies and Liquidity Matters

As described in the 2013 Annual Report, the Company’s liquidity may be adversely impacted by a variety of factors, including, but not limited to, obligations associated with fuel hedge settlements and related collateral requirements, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies. See the 2013 Annual Report and Notes 5, 7, 8 and 9 to the financial statements contained in Part I, Item 1 of this report for additional information.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The Company evaluates its financial performance utilizing various GAAP and Non-GAAP financial measures, including net income/loss and net earnings/loss per share. The Non-GAAP financial measures in this report are presented because they provide management and investors the ability to measure and monitor the Company’s performance on a consistent basis. The Company believes that adjusting for operating and nonoperating special charges is useful to investors because they are nonrecurring charges not indicative of UAL’s ongoing performance. In addition, the Company believes that reflecting Economic Hedge Adjustments is useful because the adjustments allow investors to better understand the cash impact of settled hedges in a given period. Reconciliations of net income and diluted earnings per share to the Non-GAAP financial measures of net income and diluted earnings per share, excluding operating and nonoperating special charges and reflecting Economic Hedge Adjustments, for the three and six months ended June 30 are as follows in the tables below (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income - GAAP	$789	$469	$180	$52
Operating and nonoperating special charges, net (a)	169	52	241	144
Mark-to-market (gains) losses from fuel hedges settling in future periods	(46)	62	(33)	23
Prior period gains on fuel contracts settled in the current period	7	25	42	31

Net income excluding operating and nonoperating special charges, net and reflecting Economic Hedge Adjustments - Non-GAAP	$919	$608	$430	$250

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Diluted earnings per share - GAAP	$2.01	$1.21	$0.47	$0.15
Operating and nonoperating special charges, net (a)	0.43	0.13	0.61	0.37
Mark-to-market (gains) losses from fuel hedges settling in future periods	(0.12)	0.16	(0.08)	0.06
Prior period gains on fuel contracts settled in the current period	0.02	0.06	0.11	0.08
Impact of dilution	—	0.01	—	0.02

Diluted earnings per share excluding operating and nonoperating special charges, net and reflecting Economic Hedge Adjustments - Non-GAAP	$2.34	$1.57	$1.11	$0.68

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

Aircraft Fuel. As of June 30, 2014, the Company had hedged approximately 21%, 19% and less than 1% of its projected fuel requirements (416 million gallons, 742 million gallons and 35 million gallons, respectively) for the remainder of 2014, 2015 and 2016, respectively, with commonly used financial hedge instruments based on aircraft fuel or closely related commodities, such as diesel fuel and crude oil. As of June 30, 2014, the Company had fuel hedges expiring through March 2016.

At June 30, 2014, fuel derivatives were in a net asset position of $116 million. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of June 30, 2014, disclosure controls and procedures of each of UAL and United were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2014

During the three months ended June 30, 2014, there were no changes in UAL’s or United’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) other than those internal controls surrounding the Company’s use of equivalent ticket value less fulfillment discount used as the basis for the estimated selling price of miles as discussed in Note 1 to the financial statements included in Part I, Item I of this report.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Part I, Item 3., “Legal Proceedings” of the 2013 Annual Report for a description of legal proceedings.

ITEM 1A.	RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2013 Annual Report and Part II, Item 1A., “Risk Factors” of the Company’s Form 10-Q for the quarter ended March 31, 2014 (the “First Quarter 2014 Form 10-Q”) for a detailed discussion of the risk factors affecting UAL and United. The disclosure below includes updates to certain risk factor disclosures included in the 2013 Annual Report, which are in addition to, and not in lieu of, those disclosures contained in the 2013 Annual Report and the First Quarter 2014 Form 10-Q.

Increases in insurance costs or reductions in insurance coverage may materially and adversely impact the Company’s results of operations and financial condition.

The Company could be exposed to significant liability or loss if its property or operations were to be affected by a natural catastrophe or other event, including aircraft accidents. If the Company is unable to obtain sufficient insurance (including but not limited to aviation hull and liability insurance, workers’ compensation, and property and business interruption coverage) to cover such liabilities or losses, whether due to insurance market conditions or otherwise, its results of operations and financial condition could be materially and adversely affected.

Following the terrorist attacks on September 11, 2001, the Company’s insurance costs increased significantly and the availability of third-party war risk (terrorism) insurance decreased significantly. From September 2001 through May 2014, the Company obtained third-party war risk (terrorism) insurance through a Federal Aviation Administration (the “FAA”)-administered program. In anticipation of the government discontinuing this program, effective May 2014, the Company terminated its FAA-administered insurance and returned to the commercial insurance markets to obtain third-party war risk (terrorism) insurance. If the Company is unable in the future to obtain third-party war risk (terrorism) insurance with acceptable terms, or if the coverage obtained is insufficient relative to actual liability or losses that the Company experiences, its results of operations and financial condition could be materially and adversely affected.

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

United Continental Holdings, Inc.
(Registrant)

Date: July 24, 2014	By:	/s/ John D. Rainey

John D. Rainey
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: July 24, 2014	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

United Airlines, Inc.
(Registrant)

Date: July 24, 2014	By:	/s/ John D. Rainey

John D. Rainey
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: July 24, 2014	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

*4.1	UAL United	Fifth Supplemental Indenture, dated as of May 15, 2014, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 with UAL’s Current Report on Form 8-K on May 19, 2014)

*4.2	UAL United	Second Supplemental Indenture, dated as of May 15, 2014, among United Continental Holdings, Inc., United Airlines, Inc. and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 with UAL’s Current Report on Form 8-K on May 19, 2014)

*4.3	UAL United	Joinder to Preferred Securities Guarantee Agreement, dated as of May 15, 2014, among United Continental Holdings, Inc., United Airlines, Inc. and Wilmington Trust Company, as trustee (filed as Exhibit 4.3 with UAL’s Current Report on Form 8-K on May 19, 2014)

^10.1	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 3860, dated December 16, 2013, between United Airlines, Inc. and The Boeing Company

^10.2	UAL United	Supplemental Agreement No. 05 to Purchase Agreement Number PA-03784, dated March 3, 2014, between United Airlines, Inc. and The Boeing Company

^10.3	UAL United	Supplemental Agreement No. 06 to Purchase Agreement Number PA-03784, dated June 6, 2014, between United Airlines, Inc. and The Boeing Company

^10.4	UAL United	Supplemental Agreement No. 9 to Purchase Agreement No. 2484, dated June 6, 2014, between United Airlines, Inc. and The Boeing Company

*†10.5	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc. and Jeffrey T. Foland (filed as Exhibit 10.13 with UAL’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference)

†10.6	UAL	Amendment to Employment Agreement, dated as of April 25, 2012, by and among United Continental Holdings, Inc., United Air Lines, Inc. and Jeffrey T. Foland

*†10.7	UAL	United Continental Holdings, Inc. Executive Severance Plan (effective October 1, 2014) (filed as Exhibit 10.1 with UAL’s Current Report on Form 8-K on June 20, 2014)

*†10.8	UAL	United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated on February 20, 2014) (filed as Annex A with UAL’s Definitive Proxy Statement on April 25, 2014)

†10.9	UAL	Form of Share Unit Award Notice pursuant to the United Continental Holdings, Inc. 2006 Director Equity Incentive Plan

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
†	Indicates management contract or compensatory plan or arrangement. Pursuant to Item 601(b)(10), United is permitted to omit certain compensation-related exhibits from this index and therefore only UAL is identified as the registrant for purposes of those items.
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.