Form 10-Q
period 2014-09-30
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2014-10-23
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of October 15, 2014 is shown below:

United Continental Holdings, Inc.	369,070,761 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for United Airlines, Inc. common stock.

OMISSION OF CERTAIN INFORMATION

This combined Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc.

United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.

United Airlines, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenue:
Passenger—Mainline	$7,414	$7,025	$20,410	$19,792
Passenger—Regional	1,900	1,893	5,269	5,353

Total passenger revenue	9,314	8,918	25,679	25,145
Cargo	237	199	678	662
Other operating revenue	1,012	1,111	3,231	3,143

	10,563	10,228	29,588	28,950

Operating expense:
Aircraft fuel	3,127	3,262	9,145	9,380
Salaries and related costs	2,344	2,209	6,684	6,511
Regional capacity purchase	597	621	1,747	1,837
Landing fees and other rent	567	540	1,706	1,544
Aircraft maintenance materials and outside repairs	435	472	1,364	1,390
Depreciation and amortization	422	435	1,248	1,268
Distribution expenses	375	377	1,039	1,052
Aircraft rent	222	231	668	706
Special charges (Note 10)	43	211	264	355
Other operating expenses	1,240	1,362	3,975	3,893

	9,372	9,720	27,840	27,936

Operating income	1,191	508	1,748	1,014

Nonoperating income (expense):
Interest expense	(186)	(195)	(559)	(590)
Interest capitalized	13	12	40	35
Interest income	8	5	17	16
Miscellaneous, net	(106)	52	(141)	(48)

	(271)	(126)	(643)	(587)

Income before income taxes	920	382	1,105	427
Income tax expense (benefit)	(4)	3	1	(4)

Net income	$924	$379	$1,104	$431

Earnings per share, basic	$2.49	$1.06	$2.97	$1.25

Earnings per share, diluted	$2.37	$0.98	$2.84	$1.15

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$924	$379	$1,104	$431

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	(120)	30	(95)	20
Employee benefit plans	(82)	51	(121)	531
Investments and other	1	(5)	(4)	2

	(201)	76	(220)	553

Total comprehensive income, net	$723	$455	$884	$984

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,117	$3,220
Short-term investments	2,397	1,901

Total unrestricted cash, cash equivalents and short-term investments	5,514	5,121
Restricted cash	32	31
Receivables, less allowance for doubtful accounts (2014—$24; 2013—$13)	1,559	1,503
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2014—$161; 2013—$162)	700	667
Deferred income taxes	582	676
Prepaid expenses and other	838	704

	9,225	8,702

Operating property and equipment:
Owned—
Flight equipment	20,367	18,786
Other property and equipment	3,934	3,687

	24,301	22,473
Less—Accumulated depreciation and amortization	(6,894)	(6,080)

	17,407	16,393

Purchase deposits for flight equipment	734	706

Capital leases—
Flight equipment	1,343	1,490
Other property and equipment	321	307

	1,664	1,797
Less—Accumulated amortization	(862)	(849)

	802	948

	18,943	18,047

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2014—$1,019; 2013—$933)	4,330	4,436
Restricted cash	284	364
Other, net	706	740

	9,843	10,063

	$38,011	$36,812

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) September 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$4,514	$3,405
Frequent flyer deferred revenue	2,090	2,369
Accounts payable	2,085	2,087
Accrued salaries and benefits	1,651	1,696
Current maturities of long-term debt	1,340	1,368
Current maturities of capital leases	99	117
Other	1,085	1,065

	12,864	12,107

Long-term debt	9,988	10,171
Long-term obligations under capital leases	667	753

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,820	2,535
Postretirement benefit liability	1,684	1,703
Pension liability	1,517	1,650
Advanced purchase of miles	1,170	1,338
Deferred income taxes	1,570	1,662
Lease fair value adjustment, net	496	626
Other	1,371	1,283

	10,628	10,797

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 369,728,970 and 362,283,555 shares at September 30, 2014 and December 31, 2013, respectively	4	4
Additional capital invested	7,620	7,425
Accumulated deficit	(3,911)	(5,015)
Stock held in treasury, at cost	(237)	(38)
Accumulated other comprehensive income	388	608

	3,864	2,984

	$38,011	$36,812

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net cash provided by operating activities	$2,732	$1,778
Cash Flows from Investing Activities:
Capital expenditures	(1,345)	(1,399)
Increase in short-term and other investments, net	(471)	(22)
Decrease in restricted cash, net	79	35
Proceeds from sale of property and equipment	73	65
Other, net	34	22

Net cash used in investing activities	(1,630)	(1,299)

Cash Flows from Financing Activities:
Payments of long-term debt	(2,001)	(1,965)
Proceeds from issuance of long-term debt	1,177	819
Repurchases of common stock	(220)	—
Principal payments under capital leases	(81)	(98)
Other, net	(80)	(70)

Net cash used in financing activities	(1,205)	(1,314)

Net decrease in cash and cash equivalents	(103)	(835)
Cash and cash equivalents at beginning of the period	3,220	4,770

Cash and cash equivalents at end of the period	$3,117	$3,935

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$765	$239
Exchanges of certain convertible notes for common stock	202	240
Airport construction financing	14	35

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenue:
Passenger—Mainline	$7,414	$7,025	$20,410	$19,792
Passenger—Regional	1,900	1,893	5,269	5,353

Total passenger revenue	9,314	8,918	25,679	25,145
Cargo	237	199	678	662
Other operating revenue	1,012	1,113	3,231	3,149

	10,563	10,230	29,588	28,956

Operating expense:
Aircraft fuel	3,127	3,262	9,145	9,380
Salaries and related costs	2,344	2,209	6,684	6,511
Regional capacity purchase	597	621	1,747	1,837
Landing fees and other rent	567	540	1,706	1,544
Aircraft maintenance materials and outside repairs	435	472	1,364	1,390
Depreciation and amortization	422	435	1,248	1,268
Distribution expenses	375	377	1,039	1,052
Aircraft rent	222	231	668	706
Special charges (Note 10)	43	211	264	355
Other operating expenses	1,245	1,362	3,972	3,892

	9,377	9,720	27,837	27,935

Operating income	1,186	510	1,751	1,021

Nonoperating income (expense):
Interest expense	(187)	(195)	(564)	(586)
Interest capitalized	13	12	40	35
Interest income	8	5	17	16
Miscellaneous, net	(91)	50	(121)	18

	(257)	(128)	(628)	(517)

Income before income taxes	929	382	1,123	504
Income tax expense (benefit)	(4)	4	1	4

Net income	$933	$378	$1,122	$500

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$933	$378	$1,122	$500

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	(120)	30	(95)	20
Employee benefit plans	(82)	51	(121)	531
Investments and other	1	(5)	(4)	3
Other	—	—	—	6

	(201)	76	(220)	560

Total comprehensive income, net	$732	$454	$902	$1,060

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,111	$3,214
Short-term investments	2,397	1,901

Total unrestricted cash, cash equivalents and short-term investments	5,508	5,115
Restricted cash	32	31
Receivables, less allowance for doubtful accounts (2014—$24; 2013—$13)	1,559	1,503
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2014—$161; 2013—$162)	700	667
Deferred income taxes	582	674
Prepaid expenses and other	887	705

	9,268	8,695

Operating property and equipment:
Owned—
Flight equipment	20,367	18,786
Other property and equipment	3,934	3,687

	24,301	22,473
Less—Accumulated depreciation and amortization	(6,894)	(6,080)

	17,407	16,393

Purchase deposits for flight equipment	734	706

Capital leases—
Flight equipment	1,343	1,490
Other property and equipment	321	307

	1,664	1,797
Less—Accumulated amortization	(862)	(849)

	802	948

	18,943	18,047

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2014—$1,019; 2013—$933)	4,330	4,436
Restricted cash	284	364
Other, net	1,204	1,221

	10,341	10,544

	$38,552	$37,286

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$4,514	$3,405
Frequent flyer deferred revenue	2,090	2,369
Accounts payable	2,089	2,092
Accrued salaries and benefits	1,651	1,696
Current maturities of long-term debt	1,340	1,368
Current maturities of capital leases	99	117
Payables to related parties	—	114
Other	1,086	1,064

	12,869	12,225

Long-term debt	9,892	10,020
Long-term obligations under capital leases	667	753

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,820	2,535
Postretirement benefit liability	1,684	1,703
Pension liability	1,517	1,650
Advanced purchase of miles	1,170	1,338
Deferred income taxes	1,571	1,661
Lease fair value adjustment	496	626
Other	1,667	1,552

	10,925	11,065

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both September 30, 2014 and December 31, 2013	—	—
Additional capital invested	7,433	7,590
Accumulated deficit	(3,619)	(4,743)
Accumulated other comprehensive income	388	608
Receivable from related parties	(3)	(232)

	4,199	3,223

	$38,552	$37,286

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net cash provided by operating activities	$2,623	$1,774
Cash Flows from Investing Activities:
Capital expenditures	(1,345)	(1,399)
Increase in short-term and other investments, net	(471)	(22)
Decrease in restricted cash, net	79	36
Proceeds from sale of property and equipment	73	65
Other, net	34	20

Net cash used in investing activities	(1,630)	(1,300)

Cash Flows from Financing Activities:
Payments of long-term debt	(2,001)	(1,965)
Proceeds from issuance of long-term debt	1,177	819
Principal payments under capital leases	(81)	(98)
Dividend to UAL	(120)	—
Other, net	(71)	(67)

Net cash used in financing activities	(1,096)	(1,311)

Net decrease in cash and cash equivalents	(103)	(837)
Cash and cash equivalents at beginning of the period	3,214	4,765

Cash and cash equivalents at end of the period	$3,111	$3,928

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$765	$239
Transfer of UAL subsidiaries to United	186	—
Contribution of capital associated with conversion of convertible notes	156	—
Airport construction financing	14	35

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

During the third quarter of 2014, the Company refined its estimate of the number of miles that have been redeemed for award travel, but for which travel has not occurred, to a computation that uses actual miles open versus a historical average. Although this change is not expected to significantly impact the reported amount of passenger revenue recognized in 2014 or in any future years, the new estimate will likely result in more seasonality in the results between quarters. The Company expects that based on historical redemption and travel patterns, using the revised method will result in lower revenue from frequent flyer awards redeemed during the first quarter and higher revenue during the third quarter in future periods than historical amounts, with minimal differences during the second and fourth quarters.

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

NOTE 2 - EARNINGS PER SHARE

The table below represents the computation of UAL’s basic and diluted earnings per share amounts and the number of securities that have been excluded from the computation of diluted earnings per share amounts because they were antidilutive (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income	$924	$379	$1,104	$431
Less: Income allocable to participating securities	(1)	(1)	(2)	(1)

Earnings available to common stockholders	$923	$378	$1,102	$430

Basic weighted-average shares outstanding	370	357	370	343

Earnings per share, basic	$2.49	$1.06	$2.97	$1.25

Diluted earnings per share:
Earnings available to common stockholders	$923	$378	$1,102	$430
Effect of convertible notes	6	9	20	20

Earnings available to common stockholders including the effect of dilutive securities	$929	$387	$1,122	$450

Diluted shares outstanding:
Basic weighted-average shares outstanding	370	357	370	343
Effect of convertible notes	22	37	24	46
Effect of employee stock options	—	1	1	1

Diluted weighted-average shares outstanding	392	395	395	390

Earnings per share, diluted	$2.37	$0.98	$2.84	$1.15

Potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and stock options	1	3	1	3
Convertible notes	—	—	—	4

During the second quarter of 2014, UAL used cash to purchase and retire $28 million aggregate principal amount of its 4.5% Convertible Notes due 2015 (the “4.5% Convertible Notes”) in market transactions. The corresponding equivalent amount of shares of UAL common stock are excluded from the determination of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2014 from the date the debt was purchased.

In the first quarter of 2014, UAL issued approximately five million shares of UAL common stock in exchange for, or upon conversion of, $46 million in aggregate principal amount of UAL’s outstanding 6% convertible senior notes due 2029 held by holders of these notes. The newly issued shares of UAL common stock are included in the determination of basic weighted-average shares outstanding for the three and nine months ended September 30, 2014 from the date the shares were issued. The Company retired the 6% convertible senior notes acquired in the exchange. In October 2014, UAL notified holders of these notes of its intention to redeem the $58 million of notes outstanding with the redemption scheduled to occur in late November 2014. The holders of these notes have the right to convert their notes into shares of UAL common stock prior to redemption at a conversion rate of 115.1013 per $1,000 principal amount of notes. If all of the holders of these notes exercise their conversion right, UAL would issue approximately 6.7 million shares of UAL common stock upon conversion.

Also on January 10, 2014, UAL called the 4.5% Senior Limited-Subordination Convertible Notes due 2021 (the “4.5% Notes”) that remained outstanding for redemption on February 10, 2014. In the first quarter of 2014, holders of substantially all of the remaining $156 million outstanding principal amount of the 4.5% Notes exercised their right to convert such notes into approximately five million shares of UAL common stock at a conversion rate of 30.6419 shares of UAL common stock per $1,000 principal amount of 4.5% Notes. The newly issued shares of UAL common stock are included in the determination of basic weighted-average shares outstanding for the three and nine months ended September 30, 2014 from the date the shares were issued. See Note 9 for additional information related to exercises of rights under the 4.5% Notes.

UAL’s Board of Directors authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time.

On July 24, 2014, pursuant to the $1.0 billion share repurchase program, UAL entered into two separate agreements to repurchase an aggregate of $200 million of shares of UAL common stock through an accelerated share repurchase program (the “ASR Program”). UAL paid $200 million and received approximately 4.4 million shares. In addition to shares purchased under the ASR Program, UAL spent $20 million on open market repurchases of 0.4 million shares of UAL common stock in September 2014. See Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss), net of tax (“AOCI”) (in millions):

UAL (a)	Pension and Other Postretirement Liabilities	Derivative Contracts	Investments and Other	Total
Balance at June 30, 2014	$545	$36	$8	$589
Changes in value	(66)	(120)	3	(183)
Amounts reclassified to earnings	(16)	—	(2)	(18)

Net change	(82)	(120)	1	(201)

Balance at September 30, 2014	$463	$(84)	$9	$388

Balance at December 31, 2013	$584	$11	$13	$608
Changes in value	(71)	(99)	4	(166)
Amounts reclassified to earnings	(50)	4	(8)	(54)

Net change	(121)	(95)	(4)	(220)

Balance at September 30, 2014	$463	$(84)	$9	$388

UAL (a)	Pension and Other Postretirement Liabilities	Derivative Contracts	Investments and Other	Total
Balance at June 30, 2013	$(562)	$(20)	$13	$(569)
Changes in value	41	44	(5)	80
Amounts reclassified to earnings	10	(14)	—	(4)

Net change	51	30	(5)	76

Balance at September 30, 2013	$(511)	$10	$8	$(493)

Balance at December 31, 2012	$(1,042)	$(10)	$6	$(1,046)
Changes in value	483	16	2	501
Amounts reclassified to earnings	48	4	—	52

Net change	531	20	2	553

Balance at September 30, 2013	$(511)	$10	$8	$(493)

Details about AOCI Components	Amount Reclassified from AOCI to Income				Affected Line Item in the Statements of Consolidated Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of (gains) losses into earnings (b)	$—	$(14)	$4	$4	Aircraft fuel
Amortization of pension and post-retirement items
Amortization of unrecognized (gains) losses and prior service cost (credit) (b) (c)	$(16)	$10	$(50)	$48	Salaries and related costs
Investments and other
Available for sale securities-reclassifications of gains into earnings (b)	$(2)	$—	$(8)	$—	Miscellaneous, net

(a) UAL and United amounts are substantially the same except for an additional $6 million of income tax benefit at United and additional gains related to investments and other of $1 million at United in the nine months ended September 30, 2013, respectively.

(b)	Income tax expense for these items was offset by the Company’s valuation allowance.

(c) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional information).

NOTE 4 - INCOME TAXES

Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses available positive and negative evidence regarding the realizability of its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. To form a conclusion, management considers positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies and negative evidence such as historical losses. Although the Company was not in a three-year cumulative loss position at the end of 2013, management determined that the modest level of cumulative pretax income supports the conclusion that the valuation allowance is still necessary. Management will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of the valuation allowance.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Service cost	$24	$29	$5	$14
Interest cost	50	48	22	29
Expected return on plan assets	(45)	(41)	(1)	(1)
Amortization of unrecognized (gain) loss and prior service cost (credit)	3	8	(19)	2
Settlement gain	(1)	(1)	—	—

Total	$31	$43	$7	$44

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$73	$94	$14	$42
Interest cost	151	142	66	85
Expected return on plan assets	(134)	(121)	(2)	(2)
Amortization of unrecognized (gain) loss and prior service cost (credit)	8	41	(58)	7
Curtailment loss	—	2	—	—
Settlement gain	(1)	(2)	—	—

Total	$97	$156	$20	$132

During the three and nine months ended September 30, 2014, the Company contributed $160 million and $278 million, respectively, to its tax-qualified defined benefit pension plans.

Settlement and Plan Remeasurement. During September 2014, the Company recognized a settlement gain of $1 million in earnings resulting from certain lump-sum payments under a separate defined benefit pension plan. Application of settlement accounting required the Company to remeasure the assets and liabilities of this plan in the third quarter of 2014. The Company remeasured the pension plan’s liabilities using an average weighted discount rate of 4.28% compared to the year-end 2013 discount rate of 5.09%. As a result of the settlement, the projected benefit obligation of the plan increased by $53 million and Other comprehensive gain decreased by an actuarial loss of $67 million. These items will also result in an increase of approximately $1 million in the expected net periodic benefit cost for the remainder of 2014. The Company recognizes the earnings impacts of its pension plans in Salaries and related costs in the statements of consolidated operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share-based compensation expense (a)	$23	$32	$69	$72

	September 30, 2014	December 31, 2013
Unrecognized share-based compensation	$62	$44

(a) Includes $3 million of expense recognized in merger integration-related costs for the nine months ended September 30, 2014. Includes $(2) million and $9 million of (benefit) expense recognized in merger integration-related costs for the three and nine months ended September 30, 2013, respectively.

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

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	September 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$3,117	$3,117	$—	$—	$3,220	$3,220	$—	$—
Short-term investments:
Asset-backed securities	908	—	908	—	694	—	694	—
Corporate debt	853	—	853	—	685	—	685	—
Certificates of deposit placed through an account registry service (“CDARS”)	305	—	305	—	301	—	301	—
Auction rate securities	26	—	—	26	105	—	—	105
U.S. government and agency notes	41	—	41	—	38	—	38	—
Other fixed income securities	264	—	264	—	78	—	78	—
Fuel derivatives, net	(114)	—	(114)	—	104	—	104	—
Enhanced equipment trust certificates (“EETC”)	28	—	—	28	61	—	—	61
Foreign currency derivative asset (liability), net	3	—	3	—	1	—	1	—
Restricted cash	316	316	—	—	395	395	—	—

	United
Cash and cash equivalents	$3,111	$3,111	$—	$—	$3,214	$3,214	$—	$—
Short-term investments:
Asset-backed securities	908	—	908	—	694	—	694	—
Corporate debt	853	—	853	—	685	—	685	—
CDARS	305	—	305	—	301	—	301	—
Auction rate securities	26	—	—	26	105	—	—	105
U.S. government and agency notes	41	—	41	—	38	—	38	—
Other fixed income securities	264	—	264	—	78	—	78	—
Fuel derivatives, net	(114)	—	(114)	—	104	—	104	—
EETC	28	—	—	28	61	—	—	61
Foreign currency derivative asset (liability), net	3	—	3	—	1	—	1	—
Restricted cash	316	316	—	—	395	395	—	—
Convertible debt derivative asset	498	—	—	498	480	—	—	480
Convertible debt option liability	(297)	—	—	(297)	(270)	—	—	(270)

Available-for-sale investment maturities - The short-term investments and EETC securities shown in the table above are classified as available-for-sale. As of September 30, 2014, asset-backed securities have remaining maturities of less than one year to approximately 40 years, corporate debt securities have remaining maturities of less than one year to approximately seven years, CDARS have maturities of less than one year, and auction rate securities have remaining maturities of approximately 24 to 32 years. U.S. government and other securities have maturities of less than one year to approximately four years. The EETC securities mature in 2019.

The table below presents disclosures about the activity for “Level 3” financial assets and financial liabilities (in millions):

	Three Months Ended September 30,
	2014				2013
	UAL and United		United		UAL and United		United
	Student Loan-Related Auction Rate Securities	EETC	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	Student Loan-Related Auction Rate Securities	EETC	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability

Balance at June 30	$26	$59	$449	$(263)	$115	$62	$395	$(199)
Purchases, (sales), issuances and (settlements) (net)	—	(30)	—	—	(9)	(2)	—	—
Gains and (losses):
Reported in earnings:
Realized	—	1	—	—	1	—	—	—
Unrealized	—	—	49	(34)	—	—	(19)	14
Reported in other comprehensive income (loss)	—	(2)	—	—	(3)	(1)	—	—

Balance at September 30	$26	$28	$498	$(297)	$104	$59	$376	$(185)

	Nine Months Ended September 30,
	2014				2013
	UAL and United		United		UAL and United		United
	Student Loan-Related Auction Rate Securities	EETC	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	Student Loan-Related Auction Rate Securities	EETC	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability

Balance at January 1	$105	$61	$480	$(270)	$116	$63	$268	$(128)
Purchases, (sales), issuances and settlements (net)	(84)	(33)	(62)	34	(19)	(4)	—	—
Gains and (losses):
Reported in earnings:
Realized	10	1	(5)	5	3	—	—	—
Unrealized	—	—	85	(66)	1	—	108	(57)
Reported in other comprehensive income (loss)	(5)	(1)	—	—	3	—	—	—

Balance at September 30	$26	$28	$498	$(297)	$104	$59	$376	$(185)

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

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

	Fair Value of Debt by Fair Value Hierarchy Level
	September 30, 2014					December 31, 2013
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
UAL debt	$11,328	$12,386	$—	$8,290	$4,096	$11,539	$12,695	$—	$8,829	$3,866
United debt	11,232	12,122	—	8,026	4,096	11,388	12,249	—	8,383	3,866

Quantitative Information About Level 3 Fair Value Measurements (in millions)
Item	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Weighted Average
Auction rate securities	$26	Valuation Service / Broker Quotes	Broker quotes (a)	NA
EETC	28	Discounted Cash Flows	Structure credit risk (b)	4%
Convertible debt derivative asset	498	Binomial Lattice Model	Expected volatility (c) Own credit risk (d)	40% 5%
Convertible debt option liability	(297)	Binomial Lattice Model	Expected volatility (c) Own credit risk (d)	40% 5%

(a) Broker quotes obtained by a third-party valuation service.

(b) Represents the credit risk premium of the EETC structure above the risk-free rate that the Company has determined market participants would use when pricing the instruments.

(c) Represents the volatility estimate that the Company has determined market participants would use when pricing the instruments.

(d) Represents the Company-specific risk adjustment that the Company has determined market participants would use as a model input.

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

NOTE 7 - HEDGING ACTIVITIES

Fuel Derivatives

The Company routinely hedges a portion of its expected aircraft fuel requirements to protect against increases in the price of fuel. As of September 30, 2014, the Company had hedged approximately 39%, 24% and less than 1% of its projected fuel requirements (372 million gallons, 925 million gallons and 35 million gallons, respectively) for the remainder of 2014, 2015 and 2016, respectively, with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of September 30, 2014, the Company had fuel hedges expiring through March 2016. The Company does not enter into derivative instruments for non-risk management purposes.

Upon proper qualification, the Company accounts for certain fuel derivative instruments as cash flow hedges. All derivatives designated as hedges that meet certain requirements are granted hedge accounting treatment. Instruments that qualify for special hedge accounting treatment typically include swaps, call options, collars (which consist of a purchased call option and a sold put option) and four-way collars (a collar with a higher strike sold call option and a lower strike purchased put option). Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in AOCI until the underlying fuel is consumed and recorded in fuel expense. The Company is exposed to the risk that its hedges may not be effective in offsetting changes in the cost of fuel and that its hedges may not continue to qualify for hedge accounting. Hedge ineffectiveness results when the change in the fair value of the cash flow hedge exceeds the change in the value of the Company’s expected future cash outlay to purchase fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is classified as Nonoperating income (expense): Miscellaneous, net in the statements of consolidated operations.

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

If the Company settles a derivative prior to its contractual settlement date, then the cumulative gain or loss recognized in AOCI at the termination date remains in AOCI until the forecasted transaction occurs. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. All cash flows associated with purchasing and settling derivatives are classified as operating cash flows in the condensed statements of consolidated cash flows.

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its consolidated balance sheets, and, accordingly, records any related collateral on a gross basis. The table below presents the fair value amounts of fuel derivative assets and liabilities and the location of amounts recognized in the Company’s financial statements.

The Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

Classification	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as cash flow hedges
Assets:
Fuel contracts due within one year	Receivables	$—	$19
Fuel contracts with maturities greater than one year	Other assets: Other, net	—	6

Total assets		$—	$25

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$66	$—
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	16	—

Total liabilities		$82	$—

Derivatives not designated for hedge accounting
Assets:
Fuel contracts due within one year	Receivables	$—	$70
Fuel contracts with maturities greater than one year	Other assets: Other, net	1	9

Total assets		$1	$79

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$27	$—
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	6	—

Total liabilities		$33	$—

Total derivatives
Assets:
Fuel contracts due within one year	Receivables	$—	$89
Fuel contracts with maturities greater than one year	Other assets: Other, net	1	15

Total assets		$1	$104

Liabilities:
Fuel contracts due within one year	Current liabilities: Other	$93	$—
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	22	—

Total liabilities		$115	$—

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company did not post or hold collateral as of September 30, 2014 and December 31, 2013.

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

	September 30, 2014	December 31, 2013
Receivables	$—	$89
Other assets: Other, net	—	15
Current liabilities: Other	(93)	—
Other liabilities and deferred credits: Other	(21)	—

Hedge derivatives assets (liabilities), net	$(114)	$104

The following tables present the impact of derivative instruments and their location within the Company’s unaudited statements of consolidated operations (in millions):

Derivatives designated as cash flow hedges

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain Reclassified from AOCI into Fuel Expense		Amount of Gain (Loss) Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Fuel contracts	$(120)	$44	$—	$14	$(8)	$1

Derivatives designated as cash flow hedges

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Fuel contracts	$(99)	$16	$(4)	$(4)	$(4)	$—

Derivatives not designated for hedge accounting

Fuel contracts
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized in Nonoperating income (expense): Miscellaneous, net	$(102)	$61	$(103)	$30

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments. As of September 30, 2014, United had firm commitments to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737-900ER	39
Boeing 737 MAX 9	100
Boeing 787-8/-9/-10	53
Embraer 175	22
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery for the remainder of 2014 through 2025. In the remainder of 2014, United expects to take delivery of five Boeing 737-900ER aircraft, one Boeing 787-8 aircraft, one Boeing 787-9 aircraft and 11 Embraer 175 aircraft.

The table below summarizes United’s commitments as of September 30, 2014, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets.

(in billions)
Last three months of 2014	$1.1
2015	3.0
2016	1.7
2017	1.2
2018	2.1
After 2018	13.5

$22.6

Any incremental firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

As of September 2014, United has arranged for EETC and bank debt financing for all 2014 aircraft deliveries and 20 of our 2015 aircraft deliveries, including 11 Boeing 737-900ER aircraft, four Boeing 787-9 aircraft and five Embraer 175 aircraft. In addition, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all. See Note 9 of this report for additional information on aircraft financing.

Aircraft Operating Leases and Capacity Purchase Agreements

In September 2014, United entered into an amendment to a contract with Shuttle America Corporation (“Shuttle America”), a wholly-owned subsidiary of Republic Airways Holdings, for Shuttle America to operate 50 new Embraer 175 aircraft under the United Express brand and extend the term of 38 existing Embraer 170 aircraft operating under the United Express brand. Shuttle America will acquire fifty 76-seat Embraer 175 aircraft with deliveries from 2015 through 2017, although United has the right to acquire the aircraft under certain circumstances and lease the aircraft to Shuttle America. These 50 aircraft are in addition to United’s other 70 Embraer 175 aircraft that are currently being operated or will in the future be operated by different United Express carriers under capacity purchase agreements (“CPAs”). In a separate but related amendment with Republic Airways Holdings Inc. and its subsidiary, Republic Airline Inc. (“Republic”), United and Republic agreed to remove 31 Q400 aircraft from United Express service in 2015 and 2016.

The table below summarizes the Company’s future payments through the end of the terms of our CPAs, excluding variable pass-through costs such as fuel and landing fees, among others. In addition, the table below summarizes the Company’s scheduled future minimum lease payments under aircraft operating leases having initial or remaining noncancelable lease terms of more than one year and includes aircraft rent or ownership costs under CPAs, including estimated commitments under the Shuttle America contract for the Embraer 175 aircraft which will be delivered starting in 2015.

(In millions)	Capacity Purchase Agreements	Aircraft Operating Leases
Last three months of 2014	$460	$296
2015	1,665	1,442
2016	1,531	1,265
2017	1,479	1,190
2018	1,416	960
After 2018	5,054	3,194

	$11,605	$8,347

Facility and Other Operating Leases

In September 2014, United entered into a 10-year lease extension through 2035 with the City and County of Denver to continue its use of the airport terminal space at Denver International Airport. This extension is expected to result in annual cost savings for the Company through the original lease term end date of 2025. The table below summarizes the Company’s scheduled future minimum lease payments under facility operating leases having initial or remaining noncancelable lease terms of more than one year.

(In millions)	Facility and Other Operating Leases
Last three months of 2014	$284
2015	953
2016	828
2017	793
2018	671
After 2018	7,458

$10,987

Guarantees and Off-Balance Sheet Financing

Guarantees. United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.6 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with $280 million of these obligations are accounted for as capital leases. All of these bonds are due between 2015 and 2038.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At September 30, 2014, the Company had $2.5 billion of floating rate debt and $168 million of fixed rate debt, with remaining terms of up to twelve years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to twelve years and an aggregate balance of $2.6 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Credit Facilities. As of September 30, 2014, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s Credit and Guaranty Agreement (the “Credit Agreement”). See Note 9 of this report for additional information.

Labor Negotiations. As of September 30, 2014, United had approximately 85,000 active employees, of whom approximately 80% were represented by various labor organizations. We are currently in the process of negotiating amended collective bargaining agreements with our employee groups without joint collective bargaining agreements, including our technicians and flight attendants.

NOTE 9 - DEBT

As of September 30, 2014, a substantial portion of our assets is pledged as collateral for our debt. These assets principally consist of aircraft, route authorities and loyalty program intangible assets. As of September 30, 2014, the Company was in compliance with its debt covenants.

4.5% Convertible Notes. During the second quarter of 2014, UAL used cash to purchase and retire $28 million aggregate principal amount of its 4.5% Convertible Notes in market transactions. As of September 30, 2014, the outstanding balance is $202 million.

6% Convertible Senior Notes. During the three months ended March 31, 2014, UAL issued approximately five million shares of UAL common stock in exchange for, or upon conversion of, $46 million in aggregate principal amount of UAL’s outstanding 6% convertible senior notes due 2029 held by the holders of these notes. As of September 30, 2014, the outstanding balance is $58 million. In October 2014, UAL notified holders of these notes of its intention to redeem the remaining notes outstanding with the redemption scheduled to occur in late November 2014. The holders of these notes have the right to convert their notes into shares of UAL common stock prior to redemption at a conversion rate of 115.1013 per $1,000 principal amount of notes. If all of the holders of these notes exercise their conversion right, UAL would issue approximately 6.7 million shares of UAL common stock upon conversion.

8% Notes Due 2024. UAL redeemed in cash at par value all $400 million aggregate principal amount of its 8% Notes due 2024 on January 17, 2014.

4.5% Senior Limited-Subordination Convertible Notes. On January 10, 2014, UAL called the 4.5% Notes that remained outstanding for redemption on February 10, 2014. In the first quarter of 2014, holders of substantially all of the remaining $156 million outstanding principal amount of the 4.5% Notes exercised their right to convert such notes into approximately five million shares of UAL common stock at a conversion rate of 30.6419 shares of UAL common stock per $1,000 principal amount of 4.5% Notes.

2013 Credit and Guaranty Agreement. In September 2014, United borrowed a $500 million term loan under the Credit Agreement. The loan is due September 2021 and bears interest at LIBOR plus a margin of 3.0% per annum. The $500 million term loan ranks pari passu with the $900 million term loan that United originally borrowed under the Credit Agreement, of which $887 million is outstanding. Also in September 2014, UAL amended its revolving credit facility under the Credit Agreement increasing the capacity from $1.0 billion to $1.35 billion and establishing the maturity date for $1.315 billion in lender commitments as January 2, 2019.

As of September 30, 2014, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s Credit Agreement. See Note 11 in the 2013 Annual Report for additional information on the terms of the Credit Agreement.

6.75% Senior Secured Notes. In September 2014, United retired, at par, the entire $800 million principal balance of the 6.75% Senior Secured Notes.

6% Convertible Junior Subordinated Debentures. On October 10, 2014, United used cash to retire, at par, the entire $248 million principal balance of the 6% Convertible Junior Subordinated Debentures and the 6% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES). United will account for this debt extinguishment as a component of Special charges in Nonoperating income (expense): Miscellaneous, net for approximately $65 million in the fourth quarter of 2014.

EETCs. In August 2014, April 2014 and August 2013, United created separate EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets. United expects to receive all proceeds from these pass-through trusts by the end of 2015. Certain details of the pass-through trusts are as follows (in millions, except stated interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of September 30, 2014	Proceeds received from issuance of debt in the nine months ended September 30, 2014	Remaining proceeds from issuance of debt to be received in future periods
August 2014	A	$823	September 2026	3.75%	$—	$—	$823
August 2014	B	238	September 2022	4.625%	—	—	238
April 2014	A	736	April 2026	4.0%	427	427	309
April 2014	B	213	April 2022	4.75%	123	123	90
August 2013	A	720	August 2025	4.3%	720	567	—
August 2013	B	209	August 2021	5.375%	209	165	—

		$2,939			$1,479	$1,282	$1,460

The table below presents contractual principal payments at September 30, 2014 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

	UAL	United
Last three months of 2014	$485	$485
2015	1,301	1,301
2016	1,156	1,156
2017	716	716
2018	1,231	1,231
After 2018	6,603	6,545

	$11,492	$11,434

NOTE 10 - SPECIAL CHARGES

For the three and nine months ended September 30, special charges consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating:	2014	2013	2014	2013
Integration-related costs	$28	$50	$79	$165
Severance and benefits	6	—	58	14
Labor agreement costs	—	127	—	127
Costs associated with permanently grounding Embraer ERJ 135 aircraft	—	—	66	—
Impairment of assets held for disposal	—	—	33	—
Additional costs associated with the temporarily grounded Boeing 787 aircraft	—	—	—	18
Losses on sale of assets and other special (gains) losses, net	9	34	28	31

Special charges	43	211	264	355
Nonoperating:
Venezuela currency loss	—	—	21	—
Income tax benefit	(3)	—	(4)	—

Total operating and nonoperating special charges, net of income taxes	$40	$211	$281	$355

2014

Integration-related costs include compensation costs related to systems integration, training, severance and relocation for employees.

During the nine months ended September 30, 2014, the Company recorded $58 million of severance and benefits primarily related to reductions of management and front-line employees, including from Hopkins International Airport (“Cleveland”), as part of its cost savings initiatives. The Company reduced its average daily departures from Cleveland by over 60 percent during the second quarter of 2014. The Company is currently evaluating its options regarding its long-term contractual commitments at Cleveland. The capacity reductions at Cleveland may result in further special charges, which could be significant, related to our contractual commitments.

During the nine months ended September 30, 2014, the Company recorded $66 million for the permanent grounding of 21 of the Company’s Embraer ERJ 135 regional aircraft under lease through 2018, which includes an accrual for remaining lease payments and an amount for maintenance return conditions. As a result of the current fuel prices, new Embraer 175 regional jet deliveries and impact of pilot shortages at regional carriers, the Company decided to permanently ground these 21 Embraer ERJ 135 aircraft. The Company continues to operate nine Embraer ERJ 135 aircraft and will assess the possibility of grounding those aircraft when the term of the current capacity purchase contract ends.

During the nine months ended September 30, 2014, the Company recorded $33 million for charges related primarily to impairment of its flight equipment held for disposal associated with its Boeing 737-300 and 737-500 fleets.

During the nine months ended September 30, 2014, the Company recorded $21 million of losses as part of Nonoperating income (expense): Miscellaneous, net due to ongoing negotiations applicable to funds held in local Venezuelan currency. Approximately $100 million of the Company’s unrestricted cash balance was held as Venezuelan bolivars as of September 30, 2014.

In the third quarter of 2014, United and the Association of Flight Attendants announced that United will offer certain of its flight attendants an enhanced early out program, which allows eligible participants a one-time opportunity to voluntarily separate from the Company and receive a severance payment, with a maximum value of $100,000 per participant. The Company is targeting approximately 2,100 participants, although the actual number of participants is unknown at this time, and may be more or fewer than 2,100. United also announced that it is recalling all flight attendants who are on voluntary and involuntary furlough.

2013

Integration-related costs included compensation costs related to systems integration and training, branding activities, new uniforms, write-off or acceleration of depreciation on systems and facilities that were no longer used or planned to be used for significantly shorter periods, relocation for employees and severance primarily associated with administrative headcount reductions.

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

In October 2013, fleet service, passenger service and storekeeper employees represented by the International Association of Machinists ratified a joint collective bargaining agreement with the Company. The Company recorded a $127 million special charge for lump sum payments made in conjunction with the ratification. The lump sum payments were not in lieu of future pay increases. The Company completed substantially all cash payments in 2013.

During the three months ended September 30, 2013, the Company adjusted its reserves for certain legal matters by $34 million. For the nine months ended September 30, 2013, the Company also recorded a $5 million gain related to a contract termination and $2 million in losses on the sale of assets.

During the nine months ended September 30, 2013, the Company recorded $18 million associated with the temporary grounding of its Boeing 787 aircraft. The charges were comprised of aircraft depreciation expense and dedicated personnel costs that the Company incurred while the aircraft were grounded. The aircraft returned to service in May 2013.

Accruals

The accrual for severance and medical costs was $70 million as of September 30, 2014, compared to $29 million as of September 30, 2013. The severance-related accrual as of September 30, 2014 is expected to be paid through 2015.

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

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 118 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. The Company operates an average of 5,100 flights a day to 374 airports across six continents.

Third Quarter Financial Highlights

•

Third quarter 2014 net income was $1.1 billion, or $2.75 diluted earnings per share, excluding $40 million of special charges and $111 million of Economic Hedge Adjustments, consisting of $95 million of mark-to-market losses recorded in Nonoperating expense from fuel hedges settling in future periods and $16 million of prior period gains recorded in Nonoperating expense on fuel contracts settled in the current period. Unadjusted third quarter 2014 net income was $924 million, or $2.37 diluted earnings per share.

•	Passenger revenue increased 4.4% to $9.3 billion during the third quarter of 2014 as compared to the third quarter of 2013.

•	Third quarter 2014 aircraft fuel cost decreased 4.1% year-over-year due mainly to a 3.2% decrease in fuel prices, combined with a 0.9% decrease in fuel consumption.

•	Unrestricted liquidity was $6.9 billion, including $1.35 billion of undrawn commitments under the revolving credit facility of the Company’s Credit and Guaranty Agreement (the “Credit Agreement”).

•

On July 24, 2014, UAL announced a $1.0 billion share repurchase program, which was authorized by UAL’s Board of Directors. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time.

On July 24, 2014, pursuant to the $1.0 billion share repurchase program, UAL entered into two separate agreements to repurchase an aggregate of $200 million of shares of UAL common stock through an accelerated share repurchase program (the “ASR Program”). UAL paid $200 million and received approximately 4.4 million shares. In addition to shares purchased under the ASR Program, UAL spent $20 million on open market repurchases of 0.4 million shares of UAL common stock in September 2014. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

Third Quarter Operational Highlights

•	For the quarter ended September 30, 2014, United recorded a U.S. Department of Transportation on-time arrival rate of 77.4% and a system completion factor of 98.8%.

•

Consolidated traffic increased 0.4% and consolidated capacity increased 0.5% during the third quarter of 2014 as compared to the third quarter of 2013. The Company’s load factor for the third quarter of 2014 was 85.8%.

•	The Company took delivery of four Boeing 737-900ER aircraft, one Boeing 787-9 aircraft and four Embraer 175 aircraft during the third quarter of 2014.

Outlook

The Company expects full-year 2014 consolidated capacity to increase between 0.2% and 0.4% year-over-year. The Company expects full year 2014 cost per available seat mile (“CASM”) excluding profit sharing, third-party business expense, fuel and special charges to increase 1.2% to 1.6% year-over-year. We are unable to project CASM on a GAAP basis, as defined below, as the nature and amount of special charges are not determinable at this time.

United announced five new international routes including Guam to Seoul, Korea and Shanghai; Houston to Punta Cana, Dominican Republic; and Newark to London, Ontario, Canada. Should fuel prices increase significantly or should the U.S. or global economic growth outlook decline substantially, we would likely adjust our capacity plans to reflect the different operating environment.

Effective March 1, 2015, the Company will modify its MileagePlus program for most tickets from the current model in which members earn redeemable miles based on distance traveled to one based on ticket price (including base fare and carrier imposed surcharges). Members will be able to earn between five and eleven miles per dollar spent based on their MileagePlus status. The updated program will enhance the rewards for customers who spend more with United and give them improved mileage-earning opportunities.

RESULTS OF OPERATIONS

The following discussion provides an analysis of results of operations and reasons for material changes therein for the three months ended September 30, 2014 as compared to the corresponding period in 2013.

Third Quarter 2014 Compared to Third Quarter 2013

The Company recorded net income of $924 million in the third quarter of 2014 as compared to net income of $379 million in the third quarter of 2013. Excluding special charges and with Economic Hedge Adjustments, the Company had net income of $1.1 billion in the third quarter of 2014 as compared to net income of $541 million in the third quarter of 2013. See “Reconciliation of GAAP to Non-GAAP Financial Measures” at the end of this item for additional information related to accounting principles generally accepted in the United States (“GAAP”) to Non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $1.2 billion for the third quarter of 2014, as compared to $508 million for the third quarter of 2013. Significant components of our operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2014	2013	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$10,563	$10,228	$335	3.3
Operating expense	9,372	9,720	(348)	(3.6)

Operating income	1,191	508	683	134.4
Nonoperating expense	(271)	(126)	145	115.1
Income tax expense (benefit)	(4)	3	(7)	NM

Net income	$924	$379	$545	143.8

NM - Not meaningful

Certain consolidated statistical information for the Company’s operations for the three months ended September 30 is as follows:

	2014	2013	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	36,735	36,795	(60)	(0.2)
Revenue passenger miles (“RPMs”) (millions) (b)	56,065	55,863	202	0.4
Available seat miles (“ASMs”) (millions) (c)	65,378	65,040	338	0.5
Passenger load factor (d)	85.8%	85.9%	(0.1) pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	14.25	13.71	0.54	3.9
Average yield per revenue passenger mile (cents) (e)	16.61	15.96	0.65	4.1
CASM (cents)	14.34	14.94	(0.60)	(4.0)
Average price per gallon of fuel, including fuel taxes	$3.02	$3.12	$(0.10)	(3.2)
Fuel gallons consumed (millions)	1,037	1,046	(9)	(0.9)
Average full-time equivalent employees	81,900	84,500	(2,600)	(3.1)

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended September 30 (in millions, except for percentage changes):

	2014	2013	Increase (Decrease)	% Change
Passenger—Mainline	$7,414	$7,025	$389	5.5
Passenger—Regional	1,900	1,893	7	0.4

Total passenger revenue	9,314	8,918	396	4.4
Cargo	237	199	38	19.1
Other operating revenue	1,012	1,111	(99)	(8.9)

	$10,563	$10,228	$335	3.3

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as third quarter year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2013 (a):
Passenger revenue (in millions)	$216	$37	$87	$49	$389	$7	$396
Passenger revenue	6.5%	2.9%	4.9%	7.8%	5.5%	0.4%	4.4%
Average fare per passenger	6.6%	6.5%	5.5%	(5.8) %	4.7%	2.5%	4.6%
Yield	7.6%	1.8%	5.4%	(2.1) %	5.1%	0.1%	4.1%
PRASM	7.9%	0.2%	3.6%	0.9%	4.8%	1.2%	3.9%
Average stage length	0.2%	5.3%	0.7%	(3.0)%	1.0%	3.5%	2.2%
Passengers	(0.1)%	(3.4)%	(0.6)%	14.4%	0.8%	(2.1)%	(0.2)%
RPMs (traffic)	(1.1)%	1.1%	(0.5)%	10.1%	0.4%	0.2%	0.4%
ASMs (capacity)	(1.3)%	2.7%	1.3%	6.8%	0.7%	(0.9)%	0.5%
Passenger load factor (points)	0.2	(1.3)	(1.5)	2.5	(0.3)	0.9%	(0.1)

(a) See Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for the definition of these statistics.

Consolidated passenger revenue in the third quarter of 2014 increased 4.4% as compared to the year-ago period due to an increase in consolidated yield of 4.1% year-over-year and year-over-year increases in traffic and capacity of 0.4% and 0.5%, respectively.

Cargo revenue increased $38 million, or 19.1%, in the third quarter of 2014 as compared to the year-ago period due to higher volumes year-over-year, as cargo traffic returned following lower bookings during the implementation of the Company’s new cargo system in the third quarter of 2013.

Other operating revenue in the third quarter of 2014 decreased $99 million, or 8.9%, as compared to the year-ago period due to the Company’s decision to discontinue sales of aircraft fuel to a third party, partially offset by an increase in ancillary revenue.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2014	2013	Increase (Decrease)	% Change
Aircraft fuel	$3,127	$3,262	$(135)	(4.1)
Salaries and related costs	2,344	2,209	135	6.1
Regional capacity purchase	597	621	(24)	(3.9)
Landing fees and other rent	567	540	27	5.0
Aircraft maintenance materials and outside repairs	435	472	(37)	(7.8)
Depreciation and amortization	422	435	(13)	(3.0)
Distribution expenses	375	377	(2)	(0.5)
Aircraft rent	222	231	(9)	(3.9)
Special charges	43	211	(168)	NM
Other operating expenses	1,240	1,362	(122)	(9.0)

	$9,372	$9,720	$(348)	(3.6)

Aircraft fuel expense decreased $135 million, or 4.1%, year-over-year primarily due to a 3.2% decrease in the average price per gallon of aircraft fuel, combined with a 0.9% decrease in fuel consumption in the third quarter of 2014 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended September 30, 2014 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2014	2013	% Change	2014	2013	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$3,127	$3,276	(4.5)	$3.02	$3.13	(3.5)
Hedge gains reported in fuel expense	—	14	NM	—	0.01	NM

Fuel expense as reported	3,127	3,262	(4.1)	3.02	3.12	(3.2)
Cash received on settled hedges that do not qualify for hedge accounting (a)	1	13	NM	0.01	0.01	NM

Fuel expense including all gains (losses) from settled hedges	$3,126	$3,249	(3.8)	$3.01	$3.11	(3.2)

Total fuel consumption (gallons)	1,037	1,046	(0.9)

(a) Includes ineffectiveness gains (losses) on settled hedges and gains (losses) on settled hedges that were not designated for hedge accounting. Ineffectiveness gains (losses) and gains (losses) on hedges that do not qualify for hedge accounting are recorded in Nonoperating income (expense): Miscellaneous, net.

Salaries and related costs increased $135 million, or 6.1%, in the third quarter of 2014 as compared to the year-ago period primarily due to higher pay rates driven by new collective bargaining agreements and higher payments under employee incentive plans due to improvements in operational performance and customer satisfaction.

Regional capacity purchase expense decreased $24 million, or 3.9%, in the third quarter of 2014 as compared to the year-ago period primarily due to a transition from paying regional carriers for landing fees to paying airports directly. Landing fees paid directly to airports are charged to Landing fees and other rent while payments to regional carriers are recorded to Regional capacity purchase. As a result of this change, there has been a shift of expense out of Regional capacity purchase into Landing fees and other rent in the third quarter of 2014 versus the year-ago period.

Landing fees and other rent increased $27 million, or 5.0%, in the third quarter of 2014 as compared to the year-ago period primarily due to a transition from paying regional carriers for landing fees to paying airports directly.

Aircraft maintenance materials and outside repairs decreased $37 million, or 7.8%, in the third quarter of 2014 as compared to the year-ago period primarily due to improved terms related to outsourced maintenance, a reduction in the volume of aircraft interior upgrades and improvements in the efficiency of the Company’s maintenance programs.

Details of the Company’s special charges include the following for the three months ended September 30 (in millions):

	2014	2013
Integration-related costs	$28	$50
Severance and benefits	6	—
Labor agreement costs	—	127
Losses on sale of assets and other special (gains) losses, net	9	34

Special charges	$43	$211

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Other operating expenses decreased $122 million, or 9.0%, in the third quarter of 2014 as compared to the year-ago period primarily due to the Company’s decision to discontinue sales of aircraft fuel to a third party, partially offset by increases in other personnel-related expenses and purchased services.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

	2014	2013	Increase (Decrease)	% Change
Interest expense	$(186)	$(195)	$(9)	(4.6)
Interest capitalized	13	12	1	8.3
Interest income	8	5	3	60.0
Miscellaneous, net	(106)	52	(158)	NM

Total	$(271)	$(126)	$145	115.1

During the third quarter of 2014, Miscellaneous, net included unrealized losses of $102 million from derivatives not qualifying for hedge accounting as compared to gains of $61 million in the year-ago period.

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

First Nine Months 2014 Compared to First Nine Months 2013

UAL recorded net income of $1.1 billion in the first nine months of 2014 as compared to net income of $431 million in the first nine months of 2013. Excluding operating and nonoperating special charges and with Economic Hedge Adjustments, UAL had net income of $1.5 billion in the first nine months of 2014 as compared to net income of $791 million in the first nine months of 2013. See “Reconciliation of GAAP to Non-GAAP Financial Measures” at the end of this item for additional information related to GAAP to Non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $1.7 billion for the first nine months of 2014, as compared to $1.0 billion for the first nine months of 2013. Significant components of our operating results for the first nine months of 2014 are as follows (in millions, except percentage changes):

	2014	2013	Increase (Decrease)	% Increase (Decrease)
Operating Revenue	$29,588	$28,950	$638	2.2
Operating Expense	27,840	27,936	(96)	(0.3)

Operating Income	1,748	1,014	734	72.4
Nonoperating Expense	(643)	(587)	56	9.5
Income Tax Expense (Benefit)	1	(4)	5	NM

Net Income	$1,104	$431	$673	156.1

NM - Not meaningful

Certain consolidated statistical information for UAL’s operations for the nine months ended September 30 is as follows:

	2014	2013	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	104,472	105,102	(630)	(0.6)
RPMs (millions) (b)	156,348	155,988	360	0.2
ASMs (millions) (c)	185,808	185,663	145	0.1
Passenger load factor (d)	84.1%	84.0%	0.1 pts.	N/A
PRASM (cents)	13.82	13.54	0.28	2.1
Average yield per revenue passenger mile (cents) (e)	16.42	16.12	0.30	1.9
CASM (cents)	14.98	15.05	(0.07)	(0.5)
Average price per gallon of fuel, including fuel taxes	$3.09	$3.14	$(0.05)	(1.6)
Fuel gallons consumed (millions)	2,957	2,986	(29)	(1.0)
Average full-time equivalent employees	82,500	84,700	(2,200)	(2.6)

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2014	2013	Increase (Decrease)	% Change
Passenger—Mainline	$20,410	$19,792	$618	3.1
Passenger—Regional	5,269	5,353	(84)	(1.6)

Total passenger revenue	25,679	25,145	534	2.1
Cargo	678	662	16	2.4
Other operating revenue	3,231	3,143	88	2.8

	$29,588	$28,950	$638	2.2

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2013 (a):
Passenger revenue (in millions)	$432	$(24)	$111	$99	$618	$(84)	$534
Passenger revenue	4.5%	(0.7)%	2.4%	5.0%	3.1%	(1.6)%	2.1%
Average fare per passenger	5.1%	2.3%	3.2%	(4.8)%	2.8%	0.8%	2.7%
Yield	5.1%	(1.0) %	3.0%	(1.4)%	2.8%	(1.6)%	1.9%
PRASM	5.9%	(2.7) %	1.3%	1.2%	2.8%	0.2%	2.1%
Average stage length	0.9%	3.9%	0.5%	(2.9)%	1.3%	3.3%	2.4%
Passengers	(0.6)%	(2.9) %	(0.8)%	10.2%	0.3%	(2.3)%	(0.6)%
RPMs (traffic)	(0.6)%	0.3%	(0.5)%	6.4%	0.3%	— %	0.2%
ASMs (capacity)	(1.3)%	2.2%	1.0%	3.7%	0.4%	(1.8)%	0.1%
Passenger load factor (points)	0.6	(1.5)	(1.3)	2.2	(0.1)	1.4	0.1

  (a) See Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for the definition of these statistics.

Consolidated passenger revenue in the first nine months of 2014 increased 2.1% as compared to the year-ago period due to an increase in consolidated yield of 1.9% year-over-year and year-over-year increases in traffic and capacity of 0.2% and 0.1% respectively.

Other operating revenue in the first nine months of 2014 increased $88 million, or 2.8%, as compared to the year-ago period due primarily to increases in ancillary, MileagePlus, and contract services revenues partially offset by a reduction due to the Company’s decision to discontinue sales of aircraft fuel to a third party.

Operating Expenses

The table below includes data related to UAL’s operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2014	2013	Increase (Decrease)	% Change
Aircraft fuel	$9,145	$9,380	$(235)	(2.5)
Salaries and related costs	6,684	6,511	173	2.7
Regional capacity purchase	1,747	1,837	(90)	(4.9)
Landing fees and other rent	1,706	1,544	162	10.5
Aircraft maintenance materials and outside repairs	1,364	1,390	(26)	(1.9)
Depreciation and amortization	1,248	1,268	(20)	(1.6)
Distribution expenses	1,039	1,052	(13)	(1.2)
Aircraft rent	668	706	(38)	(5.4)
Special charges	264	355	(91)	NM
Other operating expenses	3,975	3,893	82	2.1

	$27,840	$27,936	$(96)	(0.3)

Aircraft fuel expense decreased $235 million, or 2.5%, year-over-year primarily due to a 1.6% decrease in the average price per gallon of aircraft fuel and a 1.0% decrease in fuel consumption in the first nine months of 2014 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the nine months ended September 30, 2014 as compared to the year-ago period.

	(In millions)		% Change	Average price per gallon
	2014	2013		2014	2013	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$9,141	$9,376	(2.5)	$3.09	$3.14	(1.6)
Hedge losses reported in fuel expense	(4)	(4)	NM	—	—	NM

Fuel expense as reported	9,145	9,380	(2.5)	3.09	3.14	(1.6)
Cash received on settled hedges that do not qualify for hedge accounting (a)	13	35	NM	—	0.01	NM

Fuel expense including all gains (losses) from settled hedges	$9,132	$9,345	(2.3)	$3.09	$3.13	(1.3)

Total fuel consumption (gallons)	2,957	2,986	(1.0)

(a) Includes ineffectiveness gains (losses) on settled hedges and gains (losses) on settled hedges that were not designated for hedge accounting. Ineffectiveness gains (losses) and gains (losses) on hedges that do not qualify for hedge accounting are recorded in Nonoperating income (expense): Miscellaneous, net.

Salaries and related costs increased $173 million, or 2.7%, in the first nine months of 2014 as compared to the year-ago period primarily due to higher pay rates driven by new collective bargaining agreements, partially offset by lower pension and post-employment benefit costs.

Regional capacity purchase expense decreased $90 million, or 4.9%, in the first nine months of 2014 as compared to the year-ago period primarily due to a transition from paying regional carriers for landing fees to paying airports directly. Landing fees paid directly to airports are charged to Landing fees and other rent while payments to regional carriers are recorded to Regional capacity purchase. As a result of this change, there has been a shift of expense out of Regional capacity purchase into Landing fees and other rent in the first nine months of 2014 versus the year-ago period. Regional capacity expense also decreased due to a significant number of weather-driven flight cancellations in the first quarter of 2014. These benefits were partially offset by higher rates primarily due to annual rate escalations and higher aircraft ownership expenses related to an increase in the number of aircraft flying under capacity purchase agreements versus the year-ago period.

Landing fees and other rent increased $162 million, or 10.5%, in the first nine months of 2014 as compared to the year-ago period primarily due to a transition from paying regional carriers for landing fees to paying airports directly. Landing fees have also increased due to airport security services and modernization projects at certain airport locations.

Details of UAL’s special charges include the following for the nine months ended September 30 (in millions):

	2014	2013
Integration-related costs	$79	$165
Severance and benefits	58	14
Labor agreement costs	—	127
Costs associated with permanently grounding Embraer ERJ 135 aircraft	66	—
Impairment of assets held for disposal	33	—
Additional costs associated with the temporarily grounded Boeing 787 aircraft	—	18
Losses on sale of assets and other special (gains) losses, net	28	31
Special charges	$264	$355

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Other operating expenses increased $82 million, or 2.1%, in the first nine months of 2014 as compared to the year-ago period primarily due to increases in purchased services, other personnel-related expenses, and advertising costs, partially offset by a reduction due to the Company’s decision to discontinue sales of aircraft fuel to a third party.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in UAL’s nonoperating income (expense) for the nine months ended September 30 (in millions, except for percentage changes):

	2014	2013	Increase (Decrease)	% Change
Interest expense	$(559)	$(590)	$(31)	(5.3)
Interest capitalized	40	35	5	14.3
Interest income	17	16	1	6.3
Miscellaneous, net	(141)	(48)	93	193.8

Total	$(643)	$(587)	$56	9.5

Miscellaneous, net increased by $93 million in the first nine months of 2014 due primarily to fuel derivatives losses of approximately $107 million versus fuel derivatives gains of $30 million in the year-ago period and $21 million of losses due to exchange rate changes implemented in Venezuela applicable to funds held in local currency, partially offset by favorable comparisons versus the year-ago period in foreign currency translation results, debt-related expenses and the results of investments sales.

United’s nonoperating expense also includes net gains of $19 million and $51 million for the nine months ended September 30, 2014 and 2013, respectively, associated with marking to market the fair value of derivative assets and liabilities related to agreements that provide for United’s convertible debt to be settled with UAL common stock. This net gain and related derivatives are reflected only in the United stand-alone financial statements as they are eliminated at the consolidated level. See Note 6 to the financial statements included in Part I, Item 1 of this report for additional information.

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

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of September 30, 2014, the Company had $5.5 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $5.1 billion at December 31, 2013. At September 30, 2014, the Company also had $316 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, estimated future workers’ compensation claims and credit card processing agreements. As of September 30, 2014, the Company had its entire commitment capacity of $1.35 billion under the revolving credit facility of the Company’s Credit Agreement available for letters of credit or borrowings.

Approximately $100 million of the Company’s unrestricted cash balance was held as Venezuelan bolivars as of September 30, 2014.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At September 30, 2014, the Company had approximately $12.1 billion of debt and capital lease obligations, including $1.4 billion that will become due in the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

The Company will continue to evaluate opportunities to repurchase its debt in open market transactions to reduce its indebtedness and the amount of interest paid on its indebtedness.

As of September 30, 2014, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737-900ER	39
Boeing 737 MAX 9	100
Boeing 787-8/-9/-10	53
Embraer 175	22

(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery for the remainder of 2014 through 2025. In the remainder of 2014, United expects to take delivery of five Boeing 737-900ER aircraft, one Boeing 787-8 aircraft, one Boeing 787-9 aircraft and 11 Embraer 175 aircraft.

As of September 2014, United has arranged for EETC and bank debt financing for all 2014 aircraft deliveries and 20 of our 2015 aircraft deliveries, including 11 Boeing 737-900ER aircraft, four Boeing 787-9 aircraft and five Embraer 175 aircraft. In addition, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing.

As of September 30, 2014, UAL and United have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets of approximately $22.6 billion, of which approximately $1.1 billion, $3.0 billion, $1.7 billion, $1.2 billion, $2.1 billion and $13.5 billion are due in the last three months of 2014 and for the full year for 2015, 2016, 2017, 2018 and thereafter, respectively.

Any incremental firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

As of September 30, 2014, a substantial portion of the Company’s assets, principally aircraft, route authorities and certain other intangible assets, were pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

In September 2014, United entered into an amendment to a contract with Shuttle America Corporation (“Shuttle America”), a wholly-owned subsidiary of Republic Airways Holdings, for Shuttle America to operate 50 new Embraer 175 aircraft under the United Express brand and extend the term of 38 existing Embraer 170 aircraft operating under the United Express brand. Shuttle America will acquire fifty 76-seat Embraer 175 aircraft with deliveries from 2015 through 2017, although United has the right to acquire the aircraft under certain circumstances and lease the aircraft to Shuttle America. These 50 aircraft are in addition to United’s other 70 Embraer 175 aircraft that are currently being operated or will in the future be operated by different United Express carriers under capacity purchase agreements. In a separate but related amendment with Republic Airways Holdings Inc. and its subsidiary, Republic Airline Inc. (“Republic”), United and Republic agreed to remove 31 Q400 aircraft from United Express service in 2015 and 2016. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information.

In September 2014, United entered into a 10-year lease extension through 2035 with the City and County of Denver to continue its use of the airport terminal space at Denver International Airport. This extension is expected to result in annual cost savings for the Company through the original lease term end date of 2025. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information.

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

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations for the nine months ended September 30, 2014 was $2.7 billion compared to $1.8 billion in the same period in 2013. The increase is primarily attributable to an increase in operating income and advanced ticket sales, partially offset by a decrease in other working capital items.

Investing Activities. Capital expenditures were $1.3 billion and $1.4 billion in the nine months ended September 30, 2014 and 2013, respectively. Capital expenditures for the nine months ended September 30, 2014 were primarily attributable to the purchase of aircraft, facility and fleet-related costs.

In addition to capital expenditures during the nine months ended September 30, 2014, we acquired 36 aircraft through the issuance of debt. See “Financing Activities” below for additional information.

Financing Activities. During the nine months ended September 30, 2014, the Company made debt and capital lease payments of $2.1 billion.

During the second quarter of 2014, UAL used cash to purchase and retire $28 million aggregate principal amount of its 4.5% Convertible Notes due 2015 in market transactions. As of September 30, 2014, the outstanding balance was $202 million.

During the nine months ended September 30, 2014, UAL issued approximately five million shares of UAL common stock in exchange for, or upon conversion of, $46 million in aggregate principal amount of UAL’s outstanding 6% convertible senior notes due 2029 held by the holders of these notes. As of September 30, 2014, the outstanding balance is $58 million. In October 2014, UAL notified holders of these notes of its intention to redeem the remaining notes outstanding with the redemption scheduled to occur in late November 2014. The holders of these notes have the right to convert their notes into shares of UAL common stock prior to redemption at a conversion rate of 115.1013 per $1,000 principal amount of notes. If all of the holders of these notes exercise their conversion right, UAL would issue approximately 6.7 million shares of UAL common stock upon conversion.

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

In September 2014, United borrowed a $500 million term loan under the Credit Agreement. The loan is due September 2021 and bears interest at LIBOR plus a margin of 3.0% per annum. The $500 million term loan ranks pari passu with the $900 million term loan that United originally borrowed under the Credit Agreement, of which $887 million is outstanding. Also in September 2014, UAL amended its revolving credit facility under the Credit Agreement increasing the capacity from $1.0 billion to $1.35 billion and establishing the maturity date for $1.315 billion in lender commitments as January 2, 2019.

As of September 30, 2014, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s Credit Agreement.

The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United. Certain covenants in the Credit Agreement and in the Company’s indentures are summarized in Note 11 of the 2013 Annual Report.

In September 2014, United retired, at par, the entire $800 million principal balance of the 6.75% Senior Secured Notes.

On October 10, 2014, United used cash to retire, at par, the entire $248 million principal balance of the 6% Convertible Junior Subordinated Debentures and the 6% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES). United will account for this debt extinguishment as a component of Special charges in Nonoperating income (expense): Miscellaneous, net for approximately $65 million in the fourth quarter of 2014.

Share Repurchase Program. UAL’s Board of Directors authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time.

On July 24, 2014, pursuant to the $1.0 billion share repurchase program, UAL entered into two separate agreements to repurchase an aggregate of $200 million of shares of UAL common stock through an accelerated share repurchase program (the “ASR Program”). UAL paid $200 million and received approximately 4.4 million shares. In addition to shares purchased under the ASR Program, UAL spent $20 million on open market repurchases of 0.4 million shares of UAL common stock in September 2014. See Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

EETCs. In August 2014, April 2014 and August 2013, United created separate EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets. United expects to receive all proceeds from these pass-through trusts by the end of 2015. Certain details of the pass-through trusts are as follows (in millions, except stated interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of September 30, 2014	Proceeds received from issuance of debt in the nine months ended September 30, 2014	Remaining proceeds from issuance of debt to be received in future periods
August 2014	A	$823	September 2026	3.75%	$—	$—	$823
August 2014	B	238	September 2022	4.625%	—	—	238
April 2014	A	736	April 2026	4.0%	427	427	309
April 2014	B	213	April 2022	4.75%	123	123	90
August 2013	A	720	August 2025	4.3%	720	567	—
August 2013	B	209	August 2021	5.375%	209	165	—

		$2,939			$1,479	$1,282	$1,460

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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The Company evaluates its financial performance utilizing various GAAP and Non-GAAP financial measures, including net income/loss and net earnings/loss per share. The Non-GAAP financial measures in this report are presented because they provide management and investors the ability to measure and monitor the Company’s performance on a consistent basis. The Company believes that adjusting for operating and nonoperating special charges is useful to investors because they are nonrecurring charges not indicative of UAL’s ongoing performance. In addition, the Company believes that reflecting Economic Hedge Adjustments is useful because the adjustments allow investors to better understand the cash impact of settled hedges in a given period. Reconciliations of net income and diluted earnings per share to the Non-GAAP financial measures of net income and diluted earnings per share, excluding operating and nonoperating special charges and reflecting Economic Hedge Adjustments, for the three and nine months ended September 30 are as follows in the tables below (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income - GAAP	$924	$379	$1,104	$431
Operating and nonoperating special charges, net (a)	40	211	281	355
Mark-to-market (gains) losses from fuel hedges settling in future periods	95	(55)	57	(34)
Prior period gains on fuel contracts settled in the current period	16	6	63	39

Net income excluding operating and nonoperating special charges, net and reflecting Economic Hedge Adjustments-Non - GAAP	$1,075	$541	$1,505	$791

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Diluted earnings per share - GAAP	$2.37	$0.98	$2.84	$1.15
Operating and nonoperating special charges, net (a)	0.10	0.53	0.71	0.91
Mark-to-market (gains) losses from fuel hedges settling in future periods	0.24	(0.14)	0.15	(0.09)
Prior period gains on fuel contracts settled in the current period	0.04	0.02	0.16	0.10

Diluted earnings per share excluding operating and nonoperating special charges, net and reflecting Economic Hedge Adjustments-Non - GAAP	$2.75	$1.39	$3.86	$2.07

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

Aircraft Fuel. As of September 30, 2014, the Company had hedged approximately 39%, 24% and less than 1% of its projected fuel requirements (372 million gallons, 925 million gallons and 35 million gallons, respectively) for the remainder of 2014, 2015 and 2016, respectively, with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of September 30, 2014, the Company had fuel hedges expiring through March 2016.

At September 30, 2014, fuel derivatives were in a net liability position of $114 million. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of September 30, 2014, disclosure controls and procedures of each of UAL and United were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2014

During the three months ended September 30, 2014, there were no changes in UAL’s or United’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Part I, Item 3., “Legal Proceedings” of the 2013 Annual Report for a description of legal proceedings. The disclosure below includes an update to the legal proceedings disclosures included in the 2013 Annual Report, which is in addition to, and not in lieu of, those disclosures contained in the 2013 Annual Report.

Antitrust Litigation Related to the Merger Transaction

On June 29, 2010, forty-nine purported purchasers of airline tickets filed an antitrust lawsuit in the U.S. District Court for the Northern District of California against Continental Airlines, Inc., United Air Lines, Inc. and UAL Corporation in connection with the October 1, 2010 merger transaction (the “Merger”). The plaintiffs alleged that the Merger may substantially lessen competition or tend to create a monopoly in the transportation of airline passengers in the United States and the transportation of airline passengers to and from the United States on international flights, in violation of Section 7 of the Clayton Act. On September 27, 2010, the District Court denied the plaintiffs’ motion for a preliminary injunction, which allowed the Merger to close on October 1, 2010. After the closing of the Merger, the plaintiffs appealed the court’s ruling to the United States Court of Appeals for the Ninth Circuit, which was denied on May 23, 2011. The U.S. Supreme Court thereafter denied plaintiffs’ petition for a writ of certiorari. On December 29, 2011 the District Court granted the Company’s motion to dismiss the complaint, with prejudice. On January 16, 2014, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the complaint. On October 6, 2014, the U.S. Supreme Court denied plaintiffs’ writ of certiorari, terminating the case in full.

ITEM 1A.	RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2013 Annual Report and Part II, Item 1A., “Risk Factors” of the Company’s Form 10-Q for the quarter ended March 31, 2014 and Part II, Item 1A., “Risk Factors” of the Company’s Form 10-Q for the quarter ended June 30, 2014 for a detailed discussion of the risk factors affecting UAL and United.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None

(b) None

(c) The following table presents repurchases of UAL common stock made in the third quarter of fiscal year 2014:

Period	Total number of shares purchased (a)	Average price paid per share (f)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
July 1, 2014 through July 31, 2014 (b) (c)	1,521,000	$45.82	1,521,000	$900
July 1, 2014 through July 31, 2014 (b) (d)	1,521,000	44.15	1,521,000	800
August 1, 2014 through August 31, 2014 (d)	743,770	44.15	743,770	800
September 1, 2014 through September 30, 2014 (e)	400,600	50.77	400,600	780

Total	4,186,370		4,186,370

(a) UAL’s Board of Directors authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time.

(b) On July 24, 2014, pursuant to the $1.0 billion share repurchase program, UAL entered into two separate agreements to repurchase an aggregate of $200 million of shares of UAL common stock through an accelerated share repurchase program (the “ASR Program”) and received an initial delivery of 1,521,000 shares under each agreement. The aggregate number of shares repurchased by UAL under the ASR Program is based on the volume-weighted average price per share of UAL’s common stock during the calculation periods determined pursuant to each agreement, less a discount.

(c) UAL paid $100 million and received an initial delivery of 1,521,000 shares under this ASR Program agreement. The calculation period for this agreement was completed and 661,223 additional shares were delivered to UAL in October 2014, resulting in an aggregate of 2,182,223 shares repurchased at an average purchase price of $45.82.

(d) UAL also paid $100 million and received an initial delivery of 1,521,000 shares under this ASR Program agreement. The calculation period for this agreement was completed and 743,770 additional shares were delivered to UAL in August 2014, resulting in an aggregate of 2,264,770 shares repurchased at an average purchase price of $44.15.

(e) In addition to shares purchased under the ASR Program, UAL made open market purchases of 400,600 shares of UAL common stock at an average price of $50.77 per share in September 2014.

(f) Average price paid per share is calculated on a settlement basis and excludes commission.

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

United Continental Holdings, Inc.
(Registrant)

Date: October 23, 2014	By:	/s/ John D. Rainey

John D. Rainey
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: October 23, 2014	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

United Airlines, Inc.
(Registrant)

Date: October 23, 2014	By:	/s/ John D. Rainey

John D. Rainey
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: October 23, 2014	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

*10.1	UAL United	Second Amendment to Credit and Guaranty Agreement, dated as of July 25, 2014, among United Airlines, Inc., as borrower, UAL, as parent and a guarantor, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 with UAL’s Current Report on Form 8-K on September 19, 2014)

*10.2	UAL United	Third Amendment to Credit and Guaranty Agreement, dated as of September 15, 2014, among United, as borrower, UAL, as parent and a guarantor, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 with UAL’s Current Report on Form 8-K on September 19, 2014)

^10.3	UAL United	Supplemental Agreement No. 3 to Purchase Agreement No. 3860, dated as of July 22, 2014, between United Airlines, Inc. and The Boeing Company

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.