Form 10-K
period 2014-12-31
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2015-02-20
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

United Continental Holdings, Inc.	☐
United Airlines, Inc.	☒

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

The aggregate market value of voting stock held by non-affiliates of United Continental Holdings, Inc. was $15,303,043,375 as of June 30, 2014. There is no market for United Airlines, Inc. common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 10, 2015.

United Continental Holdings, Inc.	384,226,369 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.)

This combined Form 10-K is separately filed by United Continental Holdings, Inc. and United Airlines, Inc.

OMISSION OF CERTAIN INFORMATION

United Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference for United Continental Holdings, Inc. from its definitive proxy statement for its 2015 Annual Meeting of Stockholders.

United Continental Holdings, Inc. and Subsidiary Companies

United Airlines, Inc. and Subsidiary Companies

Annual Report on Form 10-K

For the Year Ended December 31, 2014

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

Overview

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL” or the “Company”) is a holding company and its principal, wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, “United”). On March 31, 2013, the Company merged United Air Lines, Inc., a wholly owned subsidiary of United Continental Holdings, Inc., with and into Continental Airlines, Inc. (“Continental”), a wholly owned subsidiary of United Continental Holdings, Inc., to form one legal entity with Continental continuing as the surviving corporation. Continental’s name was subsequently changed to United Airlines, Inc. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL’s assets, liabilities and operating cash flows. When appropriate, UAL and United are named specifically for their individual contractual obligations and related disclosures and any significant differences between the operations and results of UAL and United are separately disclosed and explained. We sometimes use the words “we,” “our,” “us,” and the “Company” in this report for disclosures that relate to all of UAL and United.

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

With key global air rights in North America, Asia-Pacific, Europe, Middle East, Africa and Latin America, UAL has the world’s most comprehensive global route network. UAL, through United and its regional carriers, operates an average of 5,055 flights a day to 373 airports across six continents from the Company’s hubs at Newark Liberty International Airport (“Newark Liberty”), Chicago O’Hare International Airport (“Chicago

O’Hare”), Denver International Airport (“Denver”), George Bush Intercontinental Airport (“Houston Bush”), Los Angeles International Airport (“LAX”), A.B. Won Pat International Airport (“Guam”), San Francisco International Airport (“SFO”) and Washington Dulles International Airport (“Washington Dulles”).

All of the Company’s domestic hubs are located in large business and population centers, contributing to a large amount of “origin and destination” traffic. The hub and spoke system allows us to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. The hub system also allows us to add service to a new destination from a large number of cities using only one or a limited number of aircraft. As discussed under Alliances below, United is a member of Star Alliance, the world’s largest alliance network.

Financial information on the Company’s operating revenues by geographic regions, as reported to the U.S. Department of Transportation (the “DOT”), can be found in Note 18 to the financial statements included in Part II, Item 8 of this report.

Regional. The Company has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express. These regional operations are an extension of the Company’s mainline network. This regional service complements our operations by carrying traffic that connects to our mainline service and allows flights to smaller cities that cannot be provided economically with mainline aircraft. Republic Airlines (“Republic”), CommutAir Airlines (“CommutAir”), ExpressJet Airlines (“ExpressJet”), GoJet Airlines (“GoJet”), Mesa Airlines (“Mesa”), Shuttle America (“Shuttle”), SkyWest Airlines (“SkyWest”) and Trans States Airlines (“Trans States”) are all regional carriers, which operate most of their capacity contracted to United under capacity purchase agreements (“CPAs”) with United. Under these CPAs, the Company pays the regional carriers contractually-agreed fees (carrier-controlled costs) for operating these flights plus a variable reimbursement (incentive payment for operational performance) based on agreed performance metrics. The fees for carrier-controlled costs are based on specific rates for various operating expenses of the regional carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed monthly amounts. Under these CPAs, the Company is responsible for all fuel costs incurred as well as landing fees, facilities rent and other costs, which are passed through by the regional carrier to the Company without any markup. In return, the regional carriers operate this capacity exclusively for United, on schedules determined by the Company. The Company also determines pricing and revenue management, assumes the inventory and distribution risk for the available seats, and permits mileage accrual and redemption for regional flights through its MileagePlus loyalty program.

While the regional carriers operating under CPAs comprise more than 95% of all regional flights, the Company also has prorate agreements with Hyannis Air Service, Inc. (“Cape Air”), SkyWest and Trans States. Under these commercial flying agreements, the Company and its regional carriers agree to divide revenue collected from each passenger according to a formula, while both the Company and its regional carriers are individually responsible for their own costs of operations. Unlike CPAs, under a prorate agreement, the regional carrier retains the control and risk of scheduling, and in most cases, market selection, local seat pricing and inventory for its flights, although the Company and its regional carriers may coordinate schedules to maximize connections.

Alliances. United has a number of strategic bilateral and multilateral alliances with other airlines, including marketing alliances and joint ventures, which enhance travel options for customers by providing greater time of day coverage to common destinations, additional mileage accrual and redemption opportunities, and expanded global network access. These marketing alliances typically include one or more of the following features: loyalty program reciprocity; codesharing of flight operations (whereby one carrier’s selected flights can be marketed under the brand name of another carrier); coordination of reservations, ticketing, passenger check-in, baggage handling, airport lounge access and flight schedules, and other resource-sharing activities that include joint sales and marketing.

United is a member of Star Alliance, a global integrated airline network co-founded by United in 1997 and the largest and most comprehensive airline alliance in the world. As of January 1, 2015, Star Alliance carriers served over 1,300 airports in more than 190 countries with over 18,500 daily departures. Current Star Alliance members, in addition to United, are Adria Airways, Aegean Airlines, Air Canada, Air China, Air India, Air New Zealand,

All Nippon Airways (“ANA”), Asiana Airlines, Austrian Airlines, Avianca, Brussels Airlines, Copa Airlines, Croatia Airlines, EGYPTAIR, Ethiopian Airlines, EVA Air, LOT Polish Airlines, Lufthansa, SAS Scandinavian Airlines, Shenzhen Airlines, Singapore Airlines, South African Airways, SWISS, TAP Portugal, THAI Airways International and Turkish Airlines.

United has a variety of bilateral commercial alliance agreements and obligations with Star Alliance members, addressing, among other things, reciprocal earning, redemption of frequent flyer miles and access to airport lounges and, with certain Star Alliance members, codesharing of flight operations. In addition to the alliance agreements with Star Alliance members, United currently maintains independent marketing alliance agreements with other air carriers currently unaffiliated with a global alliance, including Aeromar, Aer Lingus, Air Dolomiti, Cape Air, Germanwings, Great Lakes Airlines, Hawaiian Airlines, Island Air, Jet Airways and Silver Airways. United also offers a train-to-plane codeshare and frequent flyer alliance with Amtrak from Newark Liberty on select city pairs in the Northeastern United States.

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

Under the Company’s Consolidated Amended and Restated Co-Branded Card Marketing Services Agreement (the “Co-Brand Agreement”) with Chase Bank USA, N.A. (“Chase”), loyalty program members accrue MileagePlus miles for making purchases using co-branded credit cards issued by Chase. The Co-Brand Agreement provides for joint marketing of the Company’s credit card program and provides Chase with other benefits such as permission to market to the Company’s customer database.

Approximately 4.8 million and 5.0 million MileagePlus flight awards were used on United in 2014 and 2013, respectively. These awards represented 7.1% and 7.7% of United’s total revenue passenger miles in 2014 and 2013, respectively. Total miles redeemed for flights on United in 2014, including class-of-service upgrades, represented approximately 77% of the total miles redeemed.

In addition, excluding miles redeemed for flights on United, MileagePlus members redeemed miles for approximately 1.75 million other awards in 2014 as compared to two million in 2013. These awards include United Club memberships, car and hotel awards, merchandise and flights on other air carriers.

Fuel. Aircraft fuel has been the Company’s single largest operating expense for the last several years. The table below summarizes UAL’s aircraft fuel consumption and expense during the last three years.

Year	Gallons Consumed (in millions)	Fuel Expense (in millions)	Average Price Per Gallon	Percentage of Total Operating Expense (a)
2014	3,905	$11,675	$2.99	32%
2013	3,947	$12,345	$3.13	34%
2012	4,016	$13,138	$3.27	37%

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

Distribution Channels. The Company’s airline seat inventory is distributed through the Company’s direct channels, traditional travel agencies and on-line travel agencies. Agency sales are primarily sold using global distribution systems (“GDS”). United has developed capability to sell certain ancillary products through the GDS channel to reach customers who purchase in that channel. The use of the Company’s direct sales website, united.com, the Company’s mobile applications and alternative distribution systems, provides the Company with an opportunity to de-commoditize its services, better control its content, make more targeted offerings, better retain its customers, enhance its brand and lower its ticket distribution costs. To encourage customer use of lower-cost channels and capitalize on these cost-saving opportunities, the Company will continue to expand the capabilities of its website and mobile applications and explore alternative distribution channels.

Industry Conditions

Domestic Competition. The domestic airline industry is highly competitive and dynamic. Currently, any U.S. carrier deemed fit by the DOT is free to operate scheduled passenger service between any two points within the United States. The Company’s competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. Air carriers’ cost structures are not uniform and there are numerous factors influencing cost structure. Carriers with lower costs may offer lower fares to passengers, which could have a potential negative impact on the Company’s revenues. Decisions on domestic pricing are based on intense competitive pressure exerted on the Company by other U.S. airlines. In order to remain competitive and maintain passenger traffic levels, we often find it necessary to match competitors’ discounted fares. Since we compete in a dynamic marketplace, attempts to generate additional revenue through increased fares oftentimes fail.

International Competition. Internationally, the Company competes not only with U.S. airlines, but also with foreign carriers. International competition has increased and may increase in the future as a result of airline mergers and acquisitions, joint ventures, alliances, restructurings, liberalization of aviation bilateral agreements and new or increased service by competitors. Competition on international routes is subject to varying degrees of governmental regulation. The Company’s ability to compete successfully with non-U.S. carriers on international routes depends in part on its ability to generate traffic to and from the entire United States via its integrated domestic route network and its ability to overcome business and operational challenges across its network worldwide. Foreign carriers currently are prohibited by U.S. law from carrying local passengers between two points in the United States and the Company experiences comparable restrictions in foreign countries except where “fifth freedom rights” have been negotiated between the U.S. government and other countries. In addition, in the absence of open skies and fifth freedom rights, U.S. carriers are constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements and restrictions imposed unilaterally by foreign governments. To compensate partially for these structural limitations, U.S. and foreign carriers have entered into alliances, joint ventures and marketing arrangements that enable these carriers to exchange traffic between each other’s flights and route networks. See Alliances, above, for additional information.

Seasonality. The air travel business is subject to seasonal fluctuations. Historically, demand for air travel is higher in the second and third quarters, driving higher revenues, than in the first and fourth quarters, which are periods of lower travel demand.

Industry Regulation

Domestic Regulation

General. All carriers engaged in air transportation in the United States are subject to regulation by the DOT. Absent an exemption, no air carrier may provide air transportation of passengers or property without first being issued a DOT certificate of public convenience and necessity. The DOT also grants international route authority, approves international codeshare arrangements, and regulates methods of competition. The DOT regulates consumer protection and maintains jurisdiction over advertising, denied boarding compensation, tarmac delays, baggage liability and other areas, and may add additional expensive regulatory burdens in the future. The DOT’s series of rules to enhance airline passenger protections have required U.S. air carriers to adopt contingency plans and procedures for tarmac delays exceeding three hours for domestic flights and four hours for international flights and to charge the same baggage fee throughout a passenger’s entire itinerary (even if on multiple carriers). In May 2014, the DOT issued a notice of proposed rulemaking to regulate the disclosure of air carrier’s ancillary fees and other consumer protection issues.

Airlines are also regulated by the Federal Aviation Administration (the “FAA”), an agency within the DOT, primarily in the areas of flight safety, air carrier operations, and aircraft maintenance and airworthiness. The FAA issues air carrier operating certificates and aircraft airworthiness certificates, prescribes maintenance procedures, oversees airport operations, and regulates pilot and other employee training. The 2011 FAA final rule amending existing flight, duty and rest regulations applicable to U.S. air carriers under Part 117 of the Federal Aviation Regulations, which took effect on January 4, 2014, mandates extensive changes to the way the Company schedules crews and deploys aircraft. From time to time, the FAA issues directives that require air carriers to inspect or modify aircraft and other equipment, potentially causing the Company to incur substantial, unplanned expenses. The airline industry is also subject to numerous other federal laws and regulations. The U.S. Department of Homeland Security (“DHS”) has jurisdiction over virtually every aspect of civil aviation security. In March 2014, the Occupational Safety and Health Administration (“OSHA”) extended its regulatory programs for hazard communication, hearing conservation and blood-borne pathogens to areas of cabin crewmember safety and health. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail by airlines. Labor relations in the airline industry are generally governed by the Railway Labor Act (“RLA”), a federal statute. The Company is also subject to investigation inquiries by the DOT, FAA, DOJ, DHS and other U.S. and international regulatory bodies.

Airport Access. Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by the Company are, or recently have been, subject to government regulation. Federally mandated domestic slot restrictions currently apply at Reagan National Airport in Washington D.C., and at John F. Kennedy International Airport (“JFK”), LaGuardia Airport (“LaGuardia”) and Newark Liberty in the metropolitan New York region. In addition, to address concerns about airport congestion, the FAA has imposed operating restrictions at certain airports, including Newark Liberty, JFK, and LaGuardia, which may include capacity reductions. Additional restrictions on airline routes and takeoff and landing slots at these and other airports may be proposed in the future that could affect the Company’s rights of ownership and transfer.

Legislation. The airline industry is subject to legislative activity that may have an impact on operations and costs. In 2015, the U.S. Congress will begin consideration of legislation to reauthorize the FAA, which encompasses all significant aviation tax and policy related issues. As with previous reauthorization legislation, the U.S. Congress may consider a range of policy changes that could impact operations and costs. Climate change legislation is also likely to be a significant area of legislative and regulatory focus and could adversely impact the Company’s costs. See Environmental Regulation, below.

Finally, aviation security continues to be the subject of legislative and regulatory action, requiring changes to the Company’s security processes, increasing the cost of its security procedures, and affecting its operations.

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

Legislation. Foreign countries are increasingly enacting passenger protection laws, rules and regulations that meet or exceed U.S. requirements. In cases where this activity exceeds U.S. requirements, additional burden and liability may be placed on the Company. Certain countries have regulations requiring passenger compensation and/or enforcement penalties from the Company in addition to changes in operating procedures due to canceled and delayed flights.

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

Environmental Regulation

General. The airline industry is subject to increasingly stringent federal, state, local and international environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, aircraft noise, and the management of hazardous substances, oils and waste materials. Areas of either proposed regulations or implementation of new regulations include regulations surrounding climate change (discussed further below), State of California regulations regarding air emissions from ground support equipment, regulations limiting the use of certain chemicals and a federal rule-making seeking to regulate airport fuel hydrant systems under the underground storage tank regulations.

Climate Change. There are certain laws and regulations relating to climate change that apply to the Company, including the European Union’s Emissions Trading Scheme (“EU ETS”), environmental taxes for certain international flights (including Germany’s departure ticket tax), greenhouse gas reporting requirements, and the State of California’s greenhouse gas cap and trade regulations (that impact United’s San Francisco maintenance center). In addition, there are land-use planning laws that could apply to airport expansion projects, requiring a review of carbon emissions. These laws could affect airlines in certain circumstances.

The 2009 European Union (“EU”) directive to include aviation carbon emissions from flights to and from the EU in the EU ETS has been the subject of significant international dispute among countries, including the United

States. In April 2013, to give the International Civil Aviation Organization (“ICAO”) an opportunity to reach international agreement, the EU approved a one year stay such that the requirements of the EU ETS would apply only to intra-EU flights, and in April 2014, this stay was further extended to 2016.

The ICAO adopted a resolution establishing the path for development of a global market-based-measure to regulate international aviation carbon emissions for final approval by ICAO in 2016 and the work has progressed during 2014 in developing this regulatory scheme. The cost to the Company of such a global measure is not known at this time as there are many variables under consideration. The Company is taking various actions to reduce its carbon emissions through fleet renewal, aircraft retrofits and actions seeking to stimulate the commercialization of aviation alternative fuels.

Other Environmental Matters. Some U.S. and foreign airports have established airport restrictions to limit noise, including restrictions on aircraft types and operating times. In some instances, these restrictions have caused curtailments in services or increased operating costs, and could limit our ability to expand our operations at the affected airports. In addition, some foreign airports and/or governments either have established or are seeking to establish environmental fees applicable to carbon emissions, local air quality pollutants and/or noise. The Company is engaged in a number of geographic locations where changes to existing noise and emissions policies are being considered.

The airline industry is also subject to other federal, state and local environmental laws and regulations that require the Company to remediate soil or groundwater to meet certain objectives and which may require significant expenditures. Under such environmental cleanup laws, generators of waste materials and owners or operators of facilities can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. The Company also conducts voluntary environmental assessment and remediation actions. Environmental cleanup obligations can arise from, among other circumstances, the operation of aircraft fueling facilities, which primarily involve airport sites. Future costs associated with these activities are currently not expected to have a material adverse effect on the Company’s business.

Employees

As of December 31, 2014, UAL, including its subsidiaries, had approximately 84,000 employees. Approximately 80% of the Company’s employees were represented by various U.S. labor organizations as of December 31, 2014.

Collective bargaining agreements between the Company and its represented employee groups are negotiated under the RLA. Such agreements typically do not contain an expiration date and instead specify an amendable date, upon which the contract is considered “open for amendment.” The Company continues to integrate its remaining employee groups in connection with the Company’s merger transaction in 2010, such process being governed by a combination of the RLA, the McCaskill-Bond Amendment, and where applicable, the existing provisions of United’s collective bargaining agreements and union policies.

The following table reflects the Company’s represented employee groups, number of employees per represented group, union representation for each of United’s employee groups where applicable, amendable date for each employee group’s collective bargaining agreement and whether the group is engaged in negotiations for a joint collective bargaining agreement:

Employee Group	Number of Employees (a)	Union	Contract Open for Amendment	Common Union Representation Determined	Joint Negotiations in Progress (b)
Flight Attendants	20,931	Association of Flight Attendants	December 2014/ February 2016	X	X
Passenger Service	12,630	Int’l Association of Machinists and Aerospace Workers	January 2017	X
Fleet Service	12,575	Int’l Association of Machinists and Aerospace Workers	January 2017	X
Pilots	10,612	Air Line Pilots Association, International	February 2017	X
Technicians and Related	8,790	Int’l Brotherhood of Teamsters	December 2012/ June 2013	X	X
Storekeeper Employees	932	Int’l Association of Machinists and Aerospace Workers	January 2017	X
Dispatchers	356	Professional Airline Flight Control Association	July 2018	X
Food Service Employees Security Officers Load Planners Fleet Tech Instructors Maintenance Instructors	29 46 68 151 44	Int’l Association of Machinists and Aerospace Workers	January 2010 January 2017 May 2018 January 2019 January 2019	X X X X X	X
Flight Simulator Technicians	109	Int’l Brotherhood of Teamsters	January 2013/June 2013	X	X

(a) The table includes the Company’s U.S. based (and Guam) union represented employees only.

(b) The respective amendable dates for those joint negotiations in progress reflect the remaining United, Continental and/or Continental Micronesia, Inc. stand-alone agreements.

The Company cannot predict the outcome of negotiations with its unionized employee groups, although significant increases in the pay and benefits resulting from new collective bargaining agreements would have an adverse financial impact on the Company. See Notes 15 and 17 to the financial statements included in Part II, Item 8 of this report for additional information on labor negotiations and costs.

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

High and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company’s strategic plans, operating results, financial position and liquidity.

Aircraft fuel is critical to the Company’s operations and has been the Company’s single largest and most volatile operating expense for the last several years. The Company generally sources adequate supplies of fuel at prevailing market prices and has some ability to store fuel close to major hub locations to ensure supply continuity in the short term. Timely and adequate supply of aircraft fuel depends on the continued availability of reliable fuel supply sources and delivery infrastructure. Although the Company has some ability to cover short term supply and infrastructure disruptions at its major demand locations, it can neither predict nor guarantee the continued timely availability of aircraft fuel throughout the Company’s system.

Market prices for aircraft fuel depend on a multitude of unpredictable factors beyond the Company’s control. These factors include changes in global crude oil prices, aircraft fuel supply-demand balance, inventory levels and fuel production and transportation capacity, as well as indirect factors, such as geopolitical events, economic growth indicators, fiscal/monetary policies, fuel tax policies and financial investments. Both actual changes as well as changes in market expectations of these factors can potentially drive rapid changes in fuel price levels and price volatility.

Given the highly competitive nature of the airline industry, the Company may not be able to increase its fares and fees sufficiently to offset the full impact of increases in fuel prices, especially if these increases are rapid and sustained. Further, such fare and fee increases may not be sustainable, may reduce the general demand for air travel and may also eventually impact the Company’s strategic growth and investment plans for the future. In addition, decreases in fuel prices for an extended period may result in increased industry capacity, increased competitive actions for market share and lower fares or surcharges in general. If fuel prices were subsequently to rise significantly, there may be a lag between improvement of revenue and the adverse impact of higher fuel prices as a result of any increased industry capacity.

To protect against increases in the market prices of fuel, the Company routinely hedges a portion of its future fuel requirements. However, the Company’s hedging program may not be successful in mitigating higher fuel costs, and any price protection provided may be limited due to market conditions, including choice of hedging instruments, breakdown of correlation between hedging instrument and market price of fuel and failure of hedge counterparties. To the extent that the Company uses hedge contracts that have the potential to create an obligation to pay upon settlement if fuel prices decline significantly, including swaps or sold put options as part of a collar, such hedge contracts may limit the Company’s ability to benefit fully from lower fuel costs in the future. If fuel prices decline significantly from the levels existing at the time the Company enters into a hedge contract, the Company may be required to post collateral (margin) beyond certain thresholds. There can be no assurance that the Company’s hedging arrangements will provide any particular level of protection against rises in fuel prices or that its counterparties will be able to perform under the Company’s hedging arrangements. Additionally, deterioration in the Company’s financial condition could negatively affect its ability to enter into new hedge contracts in the future and may potentially require the Company to post increased amounts of collateral under its fuel hedging agreements.

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

The Company has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express. These regional operations are an extension of the Company’s mainline network and complement the Company’s operations by carrying traffic that connects to mainline service and allows flights to smaller cities that cannot be provided economically with mainline aircraft. The Company’s business and operations are dependent on its regional flight network, with regional capacity accounting for approximately 13% of the Company’s total as of December 31, 2014.

Although the Company has agreements with its regional carriers that include contractually agreed performance metrics, the Company does not control the operations of these carriers. A number of factors may impact the

Company’s regional network, including weather-related effects and seasonality. In addition, the decrease in qualified pilots driven by federal regulations has adversely impacted and could continue to affect the Company’s regional flying. For example, the FAA’s expansion of minimum pilot qualification standards, including a requirement that a pilot have at least 1,500 total flight hours, as well as the FAA’s revised pilot flight and duty time rules, effective January 2014, have contributed to an increasing need for pilots for regional carriers. The decrease in qualified pilots resulting from the regulations as well as factors including a decreased student pilot population and a shrinking U.S. military from which to hire qualified pilots, could adversely impact the Company’s operations and financial condition, and also require the Company to reduce regional carrier flying.

If a significant disruption occurs to the Company’s regional network or flights or if one or more of the regional carriers with which the Company has relationships is unable to perform their obligations over an extended period of time, there could be a material adverse effect on the Company’s business, financial condition and operations.

The Company is subject to increasing legislative and regulatory and customer focus on privacy issues and data security.

The Company is subject to increasing legislative and regulatory and customer focus on privacy issues and data security. A number of the Company’s commercial partners, including credit card companies, have imposed data security standards that the Company must meet and these standards continue to evolve. The Company will continue its efforts to meet new and increasing privacy and security standards; however, it is possible that certain new standards may be difficult to meet and could increase the Company’s costs. Additionally, any compromise of the Company’s technology systems could result in the loss, disclosure, misappropriation of or access to customers’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information. Any significant data breach or the Company’s failure to comply with applicable U.S. and foreign privacy or data security regulations or security standards imposed by the Company’s commercial partners may adversely affect the Company’s reputation, business, results of operations and financial condition.

Economic and industry conditions constantly change and unfavorable global economic conditions may have a material adverse effect on the Company’s business and results of operations.

The Company’s business and results of operations are significantly impacted by general economic and industry conditions. The airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and global economies. Robust demand for the Company’s air transportation services depends largely on favorable economic conditions, including the strength of the domestic and foreign economies, low unemployment levels, strong consumer confidence levels and the availability of consumer and business credit.

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

The Company has engaged an increasing number of third-party service providers to perform a large number of functions that are integral to its business, including regional operations, operation of customer service call centers, distribution and sale of airline seat inventory, provision of information technology infrastructure and services, transmitting or uploading of data, provision of aircraft maintenance and repairs, provision of various utilities and performance of aircraft fueling operations, among other vital functions and services. The Company does not directly control these third-party service providers, although it does enter into agreements with many of them that define expected service performance. Any of these third-party service providers, however, may materially fail to meet their service performance commitments to the Company, may suffer disruptions to their systems that could impact their services, or the agreements with such providers may be terminated. For example, flight reservations booked by customers and travel agencies via third-party GDSs may be adversely affected by disruptions in the business relationships between the Company and GDS operators. Such disruptions, including a failure to agree upon acceptable contract terms when contracts expire or otherwise become subject to renegotiation, may cause the Company’s flight information to be limited or unavailable for display, significantly increase fees for both the Company and GDS users, and impair the Company’s relationships with its customers and travel agencies. The failure of any of the Company’s third-party service providers to perform their service obligations adequately, or other interruptions of services, may reduce the Company’s revenues and increase its expenses, prevent the Company from operating its flights and providing other services to its customers or result in adverse publicity or harm to its brand. In addition, the Company’s business and financial performance could be materially harmed if its customers believe that its services are unreliable or unsatisfactory.

Inadequate liquidity or a negative impact on the Company’s liquidity from factors beyond the Company’s control may have a material adverse effect on the Company’s financial position and business.

The Company has a significant amount of financial leverage from fixed obligations, including aircraft lease and debt financings, leases of airport property and other facilities, and other material cash obligations. In addition, the Company has substantial non-cancelable commitments for capital expenditures, including for the acquisition of new aircraft and related spare engines.

Although the Company’s cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet these obligations and commitments to date, the Company’s future liquidity could be negatively affected by the risk factors discussed in this Item 1A., including, but not limited to, substantial volatility in the price of fuel, adverse economic conditions, disruptions in the global capital markets and catastrophic external events.

If the Company’s liquidity is constrained due to the various risk factors noted in this Item 1A. or otherwise, the Company might not be able to timely pay its debts or comply with certain operating and financial covenants under its financing and credit card processing agreements or with other material provisions of its contractual obligations. These covenants require the Company or United, as applicable, to maintain minimum liquidity and/or minimum collateral coverage ratios, depending on the particular agreement. The Company’s ability to comply with these covenants may be affected by events beyond its control, including the overall industry revenue environment, the level of fuel costs and the appraised value of certain collateral.

If the Company does not timely pay its debts or comply with such covenants, a variety of adverse consequences could result. These potential adverse consequences include an increase of required reserves under credit card processing agreements, withholding of credit card sale proceeds by its credit card service providers, loss of undrawn lines of credit, the occurrence of one or more events of default under the relevant agreements, the acceleration of the maturity of debt and/or the exercise of other remedies by its creditors and equipment lessors that could result in a material adverse effect on the Company’s financial position and results of operations. The Company cannot provide assurance that it would have sufficient liquidity to repay or refinance such debt if it were accelerated. In addition, an event of default or acceleration of debt under certain of its financing agreements could result in one or more events of default under certain of the Company’s other financing agreements due to cross default and cross acceleration provisions.

Furthermore, constrained liquidity may limit the Company’s ability to withstand competitive pressures and downturns in the travel business and the economy in general.

The Company’s substantial level of indebtedness and non-investment grade credit rating, as well as market conditions and the availability of assets as collateral for loans or other indebtedness, may make it difficult for the Company to raise additional capital to meet its liquidity needs on acceptable terms, or at all.

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for additional information regarding the Company’s liquidity.

Union disputes, employee strikes or slowdowns, and other labor-related disruptions, as well as the integration of United’s workforces in connection with the Company’s merger transaction in 2010, could adversely affect the Company’s operations and could result in increased costs that impair its financial performance.

United is a highly unionized company. As of December 31, 2014, the Company and its subsidiaries had approximately 84,000 active employees, of whom approximately 80% were represented by various U.S. labor organizations.

The successful integration of United’s workforces in connection with the Company’s merger transaction in 2010 and achievement of the anticipated benefits of the combined company depend in part on integrating employee groups and maintaining productive employee relations. In order to fully integrate the Company’s pre-merger represented employee groups, the Company must negotiate a joint collective bargaining agreement covering each combined group. The process for integrating the labor groups is governed by a combination of the RLA, the McCaskill-Bond Amendment, and where applicable, the existing provisions of collective bargaining agreements and union policies. A delay in or failure to integrate employee groups presents the potential for increased operating costs and labor disputes that could adversely affect the Company’s operations.

The Company can provide no assurance that a successful or timely resolution of labor negotiations for all amendable collective bargaining agreements will be achieved. There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the Company’s merger transaction in 2010. There is also a possibility that employees or unions could engage in job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt the Company’s normal operations, in an attempt to pressure the Company in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and the Company can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined. In addition, achieving joint collective bargaining agreements with the Company’s represented employee groups is likely to increase the Company’s labor costs, which increase could be material.

See Notes 15 and 17 to the financial statements included in Part II, Item 8 of this report for additional information on labor negotiations and costs.

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

Most recently, economic instability in Venezuela resulted in exchange rate changes that apply to the Company’s funds held in Venezuelan bolivars. The Company had approximately $100 million of its unrestricted cash balance held in Venezuelan bolivars as of December 31, 2014 based on a mix of historical rates in effect at the time of submission for repatriation. There can be no assurance that the Company will be able to repatriate any or all of the funds held in Venezuelan bolivars in the future. Additionally, the amount and exchange rate at which the balance of funds will be repatriated could change resulting in a loss to the Company. If economic instability and devaluation of the local currency continue for a period of time in Venezuela, such conditions may have an adverse impact on the Company’s business.

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

United provides air transportation under certificates of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked these certificates, it could have a material adverse effect on the Company’s business. The DOT is also responsible for promulgating consumer protection and other regulations such as the rule against lengthy tarmac delays, that will impose significant compliance costs on the Company. The FAA regulates the safety of United’s operations. United operates pursuant to an air carrier operating certificate issued by the FAA. In January 2014, the FAA’s more stringent pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations took effect, which has increased costs for all carriers. In July 2014, minimum qualifications took effect for air carrier first officers. These regulations impact the Company and its regional partner flying, as they have caused mainline airlines to hire regional pilots, while simultaneously significantly reducing the pool of new pilots from which regional carriers themselves can hire. Although this is an industry issue, it directly affects the Company and requires it to reduce regional partner flying, as several regional partners have experienced difficulty flying their schedules due to reduced pilot availability. From time to time, the FAA also issues orders, airworthiness directives and other regulations relating to the maintenance and operation of aircraft that require material expenditures or operational restrictions by the Company. These FAA orders and directives could include the temporary grounding of an entire aircraft type if the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action. FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. These FAA directives or requirements could have a material adverse effect on the Company. Also, OSHA’s regulatory programs for hazard communication, hearing conservation and blood-borne pathogens in the areas of cabin crewmember safety and health, which began in March 2014, have exposed the Company to increased regulatory requirements in the aircraft cabin, with associated increased costs and the possibility for operational impacts.

In addition, the Company’s operations may be adversely impacted due to the existing antiquated air traffic control (“ATC”) system utilized by the U.S. government. During peak travel periods in certain markets, the current ATC system’s inability to handle existing travel demand has led to short-term capacity constraints imposed by government agencies and resulted in delays and disruptions of air traffic. In addition, the current system will not be able to effectively handle projected future air traffic growth. Imposition of these ATC constraints on a long-term basis may have a material adverse effect on the Company’s results of operations. Failure to update the ATC system in a timely manner, and the substantial funding requirements of a modernized ATC system that may be imposed on air carriers may have an adverse impact on the Company’s financial condition or results of operations.

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

Many aspects of the Company’s operations are also subject to increasingly stringent federal, state, local and international laws protecting the environment. Future environmental regulatory developments, such as climate change regulations in the United States and abroad could adversely affect operations and increase operating costs in the airline industry. There are certain climate change laws and regulations that have already gone into effect and that apply to the Company, including the EU ETS, the State of California’s greenhouse gas cap and trade regulations, environmental taxes for certain international flights, limited greenhouse gas reporting requirements and land-use planning laws which could apply to airports and could affect airlines in certain circumstances. In addition, there is the potential for additional regulatory actions in regard to the emission of greenhouse gases by the aviation industry. The precise nature of future requirements and their applicability to the Company are difficult to predict, but the financial impact to the Company and the aviation industry would likely be adverse and could be significant.

In 2015, the U.S. Congress will begin consideration of legislation to reauthorize the FAA, which encompasses all significant aviation tax and policy related issues. As with previous reauthorization legislation, the U.S. Congress may consider a range of policy changes that could impact the Company’s operations and costs.

See Part I, Item 1, Business—Industry Regulation, of this report for additional information on government regulation impacting the Company.

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

The airline industry may undergo further consolidation, creation or modification of alliances or joint ventures or bankruptcy restructuring, any of which could have a material adverse effect on the Company.

The Company faces and may continue to face strong competition from other carriers due to industry consolidation, the creation and modification of alliances and joint ventures and bankruptcy restructuring. Both the U.S. and international airline industries have experienced consolidation through a number of mergers and acquisitions. The Company is also facing stronger competition from expanded airline alliances and joint ventures. Carriers may improve their competitive positions through airline alliances, slot swaps and/or joint ventures. Certain types of airline joint ventures further competition by allowing multiple airlines to coordinate routes, pool revenues and costs, and enjoy other mutual benefits, achieving many of the benefits of consolidation. “Open Skies” agreements, including the agreements between the United States and the European Union and between the United States and Japan, may also give rise to additional consolidation or better integration opportunities among international carriers. Movement of airlines between current global airline alliances could reduce joint network coverage for members of such alliances while also creating opportunities for joint ventures and bilateral alliances that did not exist before such realignment. A number of carriers, both domestic and international, have filed for bankruptcy protection in the last ten years and other domestic and international carriers could restructure or consolidate in bankruptcy or threaten to do so in the future to reduce their costs. Carriers operating under bankruptcy protection can operate in a manner that could be adverse to the Company, could divest assets to the Company’s competitors and could emerge from bankruptcy as more vigorous competitors.

There is ongoing speculation that further airline and airline alliance consolidations or reorganizations could occur in the future. The Company routinely engages in analysis and discussions regarding its own strategic position, including current and potential alliances, asset acquisitions and divestitures and may have future discussions with other airlines regarding strategic activities. If other airlines participate in such activities, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of the Company and potentially impairing the Company’s ability to realize expected benefits from its own strategic relationships.

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

Following the terrorist attacks on September 11, 2001, the Company’s insurance costs increased significantly and the availability of third-party war risk (terrorism) insurance decreased significantly. From September 2001 through May 2014, the Company obtained third-party war risk (terrorism) insurance through a FAA-administered program. In anticipation of the government discontinuing this program, effective May 2014, the Company terminated its FAA-administered insurance and returned to the commercial insurance markets to obtain third-party war risk

(terrorism) insurance. The government subsequently discontinued the FAA-administered program in December 2014. If the Company is unable in the future to obtain third-party war risk (terrorism) insurance with acceptable terms, or if the coverage obtained is insufficient relative to actual liability or losses that the Company experiences, its results of operations and financial condition could be materially and adversely affected.

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

The Company may be required to recognize impairments in the future due to, among other factors, extreme fuel price volatility, tight credit markets, a decline in the fair value of certain tangible or intangible assets, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. The Company can provide no assurance that a material impairment charge of tangible or intangible assets will not occur in a future period. The value of the Company’s aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by the Company or other carriers. An impairment charge could have a material adverse effect on the Company’s financial position and results of operations.

The Company’s ability to use its net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of UAL common stock, or if taxable income does not reach sufficient levels.

As of December 31, 2014, UAL reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $9.6 billion.

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

There is no assurance that the Company will not experience a future ownership change under Section 382 that may significantly limit or possibly eliminate its ability to use its NOL carryforwards. Potential future transactions involving the sale or issuance of UAL common stock, including the exercise of conversion options under the terms of any convertible debt that UAL may issue in the future, the repurchase of such debt with UAL common stock, any issuance of UAL common stock for cash and the acquisition or disposition of such stock by a stockholder owning 5% or more of UAL common stock, or a combination of such transactions, may increase the possibility that the Company will experience a future ownership change under Section 382.

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

To reduce the risk of a potential adverse effect on the Company’s ability to use its NOL carryforwards for federal income tax purposes, UAL’s amended and restated certificate of incorporation contains a 5% ownership limitation. This limitation generally remains effective until February 1, 2017, or until such later date as may be approved by the Board of Directors in its sole discretion. The limitation prohibits (i) an acquisition by a single stockholder of shares that results in that stockholder owning 5% or more of UAL common stock and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL common stock, unless prior written approval is granted by the Board of Directors.

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

The issuance of additional shares of UAL’s capital stock, including the issuance of common stock upon conversion of convertible notes, would cause dilution to the interests of its existing stockholders.

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

Fleet

Including aircraft operating by United’s regional carriers, United operated 1,257 aircraft as of December 31, 2014, the detail of which is presented in the tables below:

Aircraft Type	Total	Owned	Leased		Seats in Standard Configuration	Average Age (In Years)
Mainline:
747-400	23	15	8		374	19.4
777-200ER	55	38	17		267-269	14.8
777-200	19	19	—		266-348	17.9
787-9	2	2	—		252	0.2
787-8	12	12	—		219	1.5
767-400ER	16	14	2		242	13.3
767-300ER	35	19	16		183-214	19.5
757-300	21	9	12		213	12.3
757-200	73	45	28		142-182	19.8
737-900ER	105	105	—		167-179	2.9
737-900	12	8	4		167	13.3
737-800	130	57	73		152-160	11.9
737-700	36	12	24		118-124	16.0
A320-200	97	51	46		150	16.5
A319-100	55	45	10		128	14.9

Total mainline	691	451	240			13.4

Aircraft Type	Total	Owned	Leased	Capacity Purchase	Regional Carrier Operator and Number of Aircraft	Seats in Standard Configuration
Regional:
Embraer E175	33	14	—	19	SkyWest: 19 Mesa: 14	76
Bombardier Q400	28	—	—	28	Republic: 28	71
Embraer 170	38	—	—	38	Shuttle: 38	70
CRJ700	115	—	—	115	SkyWest: 70 GoJet: 25 Mesa: 20	66-70
CRJ200	68	—	29	39	SkyWest: 61 ExpressJet: 7	50
Embraer ERJ 145 (XR/LR/ER)	245	16	206	23	ExpressJet: 222 Trans States: 23	50
Q300	5	—	—	5	CommutAir: 5	50
Embraer ERJ 135	9	—	9	—	ExpressJet: 9	37
Q200	16	—	—	16	CommutAir: 16	37
Embraer EMB 120	9	—	9	—	SkyWest: 9	30

Total regional	566	30	253	283

Total	1,257	481	493	283

In addition to the aircraft operating in scheduled service presented in the tables above, United owns or leases the following aircraft listed below as of December 31, 2014:

•	One owned Boeing 747-400 operating in charter service;
•	One owned Boeing 767-200 in storage and one leased Boeing 767-200 which is being subleased to another airline;
•	14 Boeing 757-200s, which are in the process of being returned to the lessor;
•	Three Airbus A330s, which are subleased to another airline;
•	21 leased Embraer ERJ 135s that are permanently grounded;
•	Five owned Embraer E175s, which are in the process of being introduced to active service; and
•	Four leased Embraer ERJ 145s, which are in the process of being returned to the lessor.

Firm Order and Option Aircraft

As of December 31, 2014, United had firm commitments to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)(b)
Airbus A350-1000	35
Boeing 737-900ER	34
Boeing 737 MAX 9	100
Boeing 787-9/-10	51
Embraer E175	11

(a) United also has options and purchase rights for additional aircraft. (b) United also has committed to purchase two used 737-700 aircraft in 2015.

The aircraft listed in the table above are scheduled for delivery from 2015 through 2025. In 2015, United expects to take delivery of 23 Boeing 737-900ER aircraft, 11 Boeing 787-9 aircraft, 11 Embraer E175 aircraft and two used Boeing 737-700 aircraft. See Notes 11 and 15 to the financial statements included in Part II, Item 8 of this report for additional information.

In 2014, the Company began a multi-year initiative to reduce its reliance on 50 seat regional jets operated by regional carriers doing business as United Express. Also in 2014, regional carriers began operating the Embraer E175 aircraft and will continue to add Embraer E175 aircraft into their respective United Express operations through 2015. Another United Express regional carrier will begin to add Embraer E175 aircraft into its United Express operation in 2015 and will continue to add Embraer E175 aircraft through 2017. Regional carriers doing business as United Express will also be removing the Embraer EMB 120 aircraft from United Express service during the second quarter of 2015 and the Bombardier Q400 aircraft from United Express service during the third quarter of 2016.

Facilities

United’s principal facilities relate to leases of airport facilities, gates, hangar sites, terminal buildings and other facilities in most of the municipalities it serves with its most significant leases at airport hub locations. United has major terminal facility leases at SFO, Washington Dulles, Chicago O’Hare, LAX, Denver, Newark Liberty, Houston Bush, Hopkins International Airport and Guam with expiration dates ranging from 2015 to 2041. Substantially all of these facilities are leased on a net-rental basis, resulting in the Company’s responsibility for maintenance, insurance and other facility-related expenses and services.

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

Environmental Proceedings

In 2001, the California Regional Water Quality Control Board (“CRWQCB”) mandated a field study of the area surrounding Continental Airlines, Inc.’s aircraft maintenance hangar in Los Angeles. The study was completed in September 2001 and identified aircraft fuel and solvent contamination on and adjacent to this site. In April 2005, Continental began environmental remediation of aircraft fuel contamination surrounding its aircraft maintenance hangar pursuant to a workplan submitted to and approved by the CRWQCB and its landlord, the Los Angeles World Airports. The Company could be responsible for environmental remediation costs related to contamination on and near this site. The Company accrued a reserve in an amount expected by the Company to cover environmental remediation costs for this site.

On January 13, 2014, United received an offer of settlement from the Bay Area Air Quality Management District for three Notices of Violation (“NOVs”) issued in 2012 and 2013 to United’s San Francisco maintenance center (the “Maintenance Center”). The NOVs relate to the frequency of filter replacement for painting booths and associated recordkeeping at the Maintenance Center. Under the NOVs, the Company could be responsible for paying a civil penalty. The Company accrued a reserve in an amount expected to cover any settlement of the NOVs.

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

The Company and certain of its executive officers and employees have received federal grand jury subpoenas requesting records and testimony related to certain individuals formerly associated with the Port Authority of New York and New Jersey and related operations of the Company and the Company is conducting an internal investigation in response. The Company is cooperating with the government’s investigation.

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

UAL’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “UAL.” The following table sets forth the ranges of high and low sales prices per share of UAL common stock during the last two fiscal years, as reported by the NYSE:

	UAL
	2014		2013
	High	Low	High	Low
1st quarter	$49.20	$37.50	$32.95	$23.62
2nd quarter	48.20	38.06	35.27	27.90
3rd quarter	52.45	36.65	36.74	27.32
4th quarter	67.77	39.46	40.19	29.11

Based on reports by the Company’s transfer agent for UAL common stock, as of February 10, 2015, there were approximately 9,900 record holders of UAL common stock and approximately 24,000 holders of UAL common stock comprised of UAL’s record holders and bankruptcy distribution holders under UAL Corporation’s Chapter 11 plan of reorganization.

UAL did not pay any dividends in 2014 or 2013. United paid a dividend of $212 million to UAL in 2014. United did not pay any dividends in 2013. Under the restricted payment provisions of the Company’s Credit and Guaranty Agreement, dated as of March 27, 2013 (the “Credit Agreement”), and certain indentures, UAL’s ability to pay dividends on or repurchase UAL’s common stock is subject to limits on the amount of such payments and to certain conditions, including that no default or event of default exists under those instruments and that after giving effect to the making of any such payments, UAL would be in compliance with a minimum fixed charge coverage ratio. Any future determination regarding dividend or distribution payments will be at the discretion of the UAL Board of Directors, subject to the foregoing limits and applicable limitations under Delaware law.

The following graph shows the cumulative total shareholder return for UAL’s common stock during the period from December 31, 2009 to December 31, 2014. The graph also shows the cumulative returns of the Standard and Poor’s (“S&P”) 500 Index and the NYSE Arca Airline Index (“AAI”) of 13 investor-owned airlines. The comparison assumes $100 was invested on December 31, 2009 in UAL common stock.

Note: The stock price performance shown in the graph above should not be considered indicative of potential future stock price performance.

The following table presents repurchases of UAL common stock made in the fourth quarter of 2014:

Period	Total number of shares purchased (a)	Average price paid per share (d)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
October 1, 2014 through October 31, 2014 (b)(c)	799,323	$46.87	799,323	$772
November 1, 2014 through November 30, 2014 (c)	728,900	55.65	728,900	732
December 1, 2014 through December 31, 2014 (c)	820,555	63.32	820,555	680

Total	2,348,778		2,348,778

(a) On July 24, 2014, UAL announced a $1 billion share repurchase program, which was authorized by UAL’s Board of Directors. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time.

(b) On July 24, 2014, pursuant to the $1 billion share repurchase program, UAL entered into agreements to repurchase approximately $200 million of shares of UAL common stock through an accelerated share repurchase program (the “ASR Program”). Final settlement of the ASR Program occurred in the third and fourth quarters of 2014 with UAL repurchasing an aggregate of 4,446,993 shares under the ASR Program. Of the 4,446,993 shares, 3,785,770 shares were delivered to the Company in the third quarter of 2014 and 661,223 shares were delivered to the Company in October 2014. The aggregate number of shares repurchased by UAL under the ASR Program is based on the volume-weighted average price per share of UAL’s common stock during the calculation periods determined pursuant to each agreement, less a discount.

(c) UAL made open market purchases of 1,687,555 shares of UAL common stock at an average price of $59.07 per share in the fourth quarter of 2014.

(d) Average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 6.	SELECTED FINANCIAL DATA.

The Company’s consolidated financial statements and statistical data are provided in the tables below.

UAL Statement of Consolidated Operations Data

(In millions, except per share amounts)	Year Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data:
Operating revenue	$38,901	$38,279	$37,152	$37,110	$23,325
Operating expense	36,528	37,030	37,113	35,288	22,349
Operating income	2,373	1,249	39	1,822	976

Net income (loss)	1,132	571	(723)	840	253
Net income excluding special revenue item and operating and nonoperating special charges, net (a)	1,639	1,084	589	1,323	942
Basic earnings (loss) per share	3.05	1.64	(2.18)	2.55	1.22
Diluted earnings (loss) per share	2.93	1.53	(2.18)	2.26	1.08

Balance Sheet Data at December 31:
Unrestricted cash, cash equivalents and short-term investments	$4,384	$5,121	$6,543	$7,762	$8,680
Total assets	37,353	36,812	37,628	37,988	39,598
Debt and capital lease obligations	12,115	12,409	13,166	12,735	15,133

(a) See “Reconciliation of GAAP to Non-GAAP Financial Measures” in this Item 6 for further details related to items that significantly impacted UAL’s results.

UAL Selected Operating Data

Presented below is the Company’s operating data for the years ended December 31.

	Year Ended December 31,

Mainline	2014	2013	2012	2011	2010
Passengers (thousands) (a)	91,475	91,329	93,595	96,360	65,365
Revenue passenger miles (“RPMs”) (millions) (b)	179,015	178,578	179,416	181,763	122,182
Available seat miles (“ASMs”) (millions) (c)	214,105	213,007	216,330	219,437	145,738
Cargo ton miles (millions)	2,487	2,213	2,460	2,646	2,176
Passenger load factor (d)	83.6%	83.8%	82.9%	82.8%	83.8%
Passenger revenue per available seat mile (“PRASM”) (cents)	12.51	12.20	11.93	11.84	10.99
Total revenue per available seat mile (cents)	14.81	14.51	13.92	13.77	12.91
Average yield per revenue passenger mile (“Yield”) (cents) (e)	14.96	14.56	14.38	14.29	13.11
Cost per available seat mile (“CASM”) (cents)	14.03	14.31	14.12	13.15	12.51
Average price per gallon of fuel, including fuel taxes	$2.98	$3.12	$3.27	$3.01	$2.27
Fuel gallons consumed (millions)	3,183	3,204	3,275	3,303	2,280
Average stage length (miles) (f)	1,958	1,934	1,895	1,844	1,789
Average daily utilization of each aircraft (hours) (g)	10:26	10:28	10:38	10:42	10:47

Regional
Passengers (thousands) (a)	46,554	47,880	46,846	45,439	32,764
RPMs (millions) (b)	26,544	26,589	26,069	25,768	18,675
ASMs (millions) (c)	31,916	32,347	32,530	33,091	23,827
Passenger load factor (d)	83.2%	82.2%	80.1%	77.9%	78.4%

Consolidated
Passengers (thousands) (a)	138,029	139,209	140,441	141,799	98,129
RPMs (millions) (b)	205,559	205,167	205,485	207,531	140,857
ASMs (millions) (c)	246,021	245,354	248,860	252,528	169,565
Passenger load factor (d)	83.6%	83.6%	82.6%	82.2%	83.1%
PRASM (cents)	13.72	13.50	13.09	12.87	11.93
Yield (cents) (e)	16.42	16.14	15.86	15.67	14.37
CASM (cents)	14.85	15.09	14.91	13.97	13.18
Average price per gallon of fuel, including fuel taxes	$2.99	$3.13	$3.27	$3.06	$2.39
Fuel gallons consumed (millions)	3,905	3,947	4,016	4,038	2,798

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

Reconciliation of GAAP to Non-GAAP Financial Measures

The Company evaluates its financial performance utilizing various accounting principles generally accepted in the United States of America (“GAAP”) and Non-GAAP financial measures including net income/loss excluding special charges, net earnings/loss per share excluding special charges and CASM, among others. CASM is a common metric used in the airline industry to measure an airline’s cost structure and efficiency. The Company believes that excluding fuel costs from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence. Fuel hedge operating non-cash mark-to-market (“MTM”) gains (losses) are excluded as the Company did not apply cash flow hedge accounting for certain of the periods presented, and these adjustments may provide a better comparison to the Company’s peers, most of which either apply cash flow hedge accounting or exclude cash MTM gains or losses in certain disclosures of fuel expense. The Company believes that adjusting for special items is useful to investors because the special items are non-recurring items not indicative of the Company’s ongoing performance. The Company also believes that excluding third-party business expenses, such as maintenance, ground handling and catering services for third parties, fuel sales and non-air mileage redemptions, provides more meaningful disclosure because these expenses are not directly related to the Company’s core business. In addition, the Company believes that reflecting Economic Hedge Adjustments, consisting of MTM gains and losses recorded in Nonoperating expense from fuel hedges settling in future periods and of prior period gains recorded in Nonoperating expense on fuel contracts settled in the current period, is useful because the adjustments allow investors to better understand the cash impact of settled hedges in a given period. The Company excludes profit sharing because this exclusion allows investors to better understand and analyze its recurring cost performance and provides a more meaningful comparison of its core operating costs to the airline industry. Pursuant to SEC Regulation G, the Company has included the following reconciliation of reported Non-GAAP financial measures to comparable financial measures reported on a GAAP basis (in millions, except CASM amounts). For additional information related to special items, see Note 17 to the financial statements included in Part II, Item 8 of this report.

	Year ended December 31,
	2014	2013	2012	2011	2010
Net income excluding special revenue item and operating and nonoperating special charges, net:
Net income (loss)—GAAP	$1,132	$571	$(723)	$840	$253
Special revenue item and operating and nonoperating special charges, net of income taxes	507	513	1,312	483	689

Net income excluding special revenue item and operating and nonoperating special charges, net—Non-GAAP	$1,639	$1,084	$589	$1,323	$942

Special revenue item and operating and nonoperating special charges (millions)
Special revenue item	$—	$—	$—	$107	$—

Severance and benefit costs	199	105	125	—	—
Integration-related costs	96	205	739	517	564
Costs associated with permanently grounding Embraer ERJ 135 aircraft	66	—	—	—	—
Impairment of assets	49	33	30	4	165
Labor agreement costs	—	127	475	—	—
(Gains) losses on sale of assets and other special (gains) losses, net	33	50	(46)	71	(60)

Special operating expense	443	520	1,323	592	669

Operating non-cash MTM loss	—	—	—	—	32
Loss on extinguishment of debt and other, net	74	—	—	—	—
Income tax benefit	10	7	11	2	12

Total special revenue item and operating and nonoperating special charges, net (a)	$507	$513	$1,312	$483	$689

	2014	2013
Net income excluding operating and nonoperating special charges, net and reflecting Economic Hedge Adjustments:
Net income—GAAP	$1,132	$571
Operating and nonoperating special charges, net	507	513
MTM (gains) losses from fuel hedges settling in future periods	244	(84)
Prior period gains on fuel contracts settled in the current period	83	39

Net income excluding operating and nonoperating special charges, net and reflecting Economic Hedge Adjustments—Non-GAAP	$1,966	$1,039

	2014	2013
Diluted earnings per share excluding operating and nonoperating special charges, net and reflecting Economic Hedge Adjustments—Non-GAAP
Diluted earnings per share—GAAP	$2.93	$1.53
Operating and nonoperating special charges, net	1.29	1.31
MTM (gains) losses from fuel hedges settling in future periods	0.62	(0.21)
Prior period gains on fuel contracts settled in the current period	0.21	0.10
Impact of dilution	0.01	—

Diluted earnings per share excluding operating and nonoperating special charges, net and reflecting Economic Hedge Adjustments—Non-GAAP	$5.06	$2.73

	Year ended December 31,
	2014	2013	2012	2011	2010
Mainline CASM
Operating expense	$30,030	$30,483	$30,539	$28,850	$18,228
Special charges	443	520	1,323	592	669
Third-party business expenses	534	694	298	235	218
Aircraft fuel and related taxes	9,497	9,990	10,713	9,936	5,387
Profit sharing	235	190	119	265	166

Operating expense excluding above items	$19,321	$19,089	$18,086	$17,822	$11,788

ASMs - mainline	214,105	213,007	216,330	219,437	145,738

CASM (cents)	14.03	14.31	14.12	13.15	12.51
CASM, excluding special charges	13.82	14.07	13.51	12.88	12.03
CASM, excluding special charges and third-party business expenses	13.57	13.74	13.37	12.77	11.88
CASM, excluding special charges, third-party business expenses and fuel	9.13	9.05	8.42	8.24	8.20
CASM, excluding special charges, third-party business expenses, fuel and profit sharing	9.02	8.96	8.36	8.12	8.09

Consolidated CASM
Operating expense	$36,528	$37,030	$37,113	$35,288	$22,349
Special charges	443	520	1,323	592	669
Third-party business expenses	534	694	298	235	218
Aircraft fuel and related taxes	11,675	12,345	13,138	12,375	6,687
Profit sharing	235	190	119	265	166

Operating expense excluding above items	$23,641	$23,281	$22,235	$21,821	$14,609

ASMs - consolidated	246,021	245,354	248,860	252,528	169,565

CASM (cents)	14.85	15.09	14.91	13.97	13.18
CASM, excluding special charges	14.67	14.88	14.38	13.74	12.77
CASM, excluding special charges and third-party business expenses	14.45	14.60	14.26	13.65	12.64
CASM, excluding special charges, third-party business expenses and fuel	9.70	9.57	8.98	8.75	8.71
CASM, excluding special charges, third-party business expenses, fuel and profit sharing	9.61	9.49	8.93	8.64	8.62

(a)	See Note 17 to the financial statements included in Part II, Item 8 of this report for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

2014 Financial Highlights

•

2014 net income was $1.1 billion, or $2.93 diluted earnings per share. The Company recorded Non-GAAP net income of $1.97 billion for 2014, or $5.06 diluted earnings per share, which excludes $507 million of operating and nonoperating special charges and $327 million of Economic Hedge Adjustments, consisting of $244 million of mark-to-market losses recorded in Nonoperating expense from fuel hedges settling in future periods and $83 million of prior period gains recorded in Nonoperating expense on fuel contracts settled in the current period. See Part II, Item 6 of this report for a reconciliation of GAAP to Non-GAAP net income.

•	United’s consolidated PRASM increased 1.6% for 2014 compared to 2013.

•

2014 consolidated CASM, excluding special charges, third-party business expenses, fuel and profit sharing, increased 1.3% year-over-year on a consolidated capacity increase of 0.3%. 2014 CASM, including those items, decreased 1.6% year-over-year.

•

In 2014, UAL returned approximately $320 million to shareholders as part of its previously announced $1 billion share repurchase program. In addition, throughout the year, United spent $310 million to retire convertible debt that was convertible into approximately 5.8 million shares of UAL common stock.

•

UAL ended the year with $5.7 billion in unrestricted liquidity, which consisted of unrestricted cash, cash equivalents, short-term investments and available capacity under the revolving credit facility of the Company’s Credit Agreement.

2014 Operational Highlights

•

Consolidated RPMs for 2014 increased 0.2% as compared to 2013, and consolidated ASMs increased 0.3% from the prior year, resulting in a consolidated load factor of 83.6% in 2014, which is the same load factor as in 2013.

•

The Company took delivery of four new Boeing 787-8 and two new Boeing 787-9 Dreamliners in 2014, bringing its total Dreamliner fleet to 14 aircraft. The Company also took delivery of 29 new Boeing 737-900ERs and 19 new Embraer E175s in 2014. United exited from scheduled service 37 Boeing 757-200s.

2015 Outlook

Set forth below is a discussion of the principal matters that we believe could impact our financial and operating performance and cause our results of operations in future periods to differ materially from our historical operating results and/or from our anticipated results of operations described in the forward-looking statements in this report. See Item 1A., Risk Factors, of this report and the factors described under “Forward-Looking Information” below for additional discussion of these and other factors that could affect us.

The Company is committed to improving the efficiency and quality of all aspects of its business in 2015. Key initiatives for the year include improving our operational reliability and the handling of customers during irregular operations, such as adverse weather, improving our customer experience by adding satellite-based Wi-Fi to nearly all our mainline aircraft, introducing a new united.com website, refurbishing aircraft interiors, investing in our airports and taking delivery of more than 40 new, highly-efficient and customer-pleasing aircraft, and improving our financial performance.

Economic Conditions. The economic outlook for the aviation industry in 2015 is characterized by expected slow or modest U.S. and global economic growth. In such conditions, we expect a modest increase in the demand for air travel. Continuing economic uncertainty, along with the strengthening U.S. dollar, is providing uncertainty in key Asian and European markets, and along with continued political and socioeconomic tensions in regions such as the Middle East, may result in diminished demand for air travel. The global economy is also being impacted by declining oil prices, putting pressure on certain geographic markets.

Capacity. Over the past three years, the Company leveraged the flexibility of its fleet to better match capacity with market demand. In 2015, the Company expects consolidated ASMs to grow between 1.5% and 2.5% year-over-year.

Fuel. The Company’s average aircraft fuel price per gallon including related taxes was $2.99 in 2014 as compared to $3.13 in 2013. Recently, the price of jet fuel has declined, but remains volatile. Decreases in fuel prices for an extended period may result in increased industry capacity, increased competitive actions for market share and lower fares or surcharges in general. If fuel prices were subsequently to rise significantly, there may be a lag between improvement of revenue and the adverse impact of higher fuel prices. Given the highly competitive nature of the airline industry, the Company may not be able to increase its fares and fees sufficiently to offset the full impact of increases in fuel prices, especially if these increases are rapid and sustained. Further, such fare and fee increases may not be sustainable, may reduce the general demand for air travel and may also eventually impact the Company’s strategic growth and investment plans for the future. Based on projected fuel consumption in 2015, a one dollar change in the price of a barrel of crude oil would change the Company’s annual fuel expense by approximately $93 million. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements.

Labor. As of December 31, 2014, United had approximately 80% of employees represented by unions. During 2014, United’s maintenance instructor, load planner, fleet technical instructor, security officer and dispatcher work groups ratified new joint labor agreements. We are in the process of negotiating joint collective bargaining agreements with our technicians and flight attendants. The Company cannot predict the outcome of negotiations with its unionized employee groups, although significant increases in the pay and benefits resulting from new collective bargaining agreements would have a material financial impact on the Company.

CASM. In 2015, the Company expects CASM, excluding fuel, third-party business expense, profit sharing and special charges to be flat to up one percent year-over-year. We are unable to project CASM on a GAAP basis as the nature and amount of special charges are not determinable at this time.

The Company’s cost initiative project that began in 2014, called Project Quality, has a goal to reduce the Company’s annual costs by $2 billion and generate an incremental $700 million in additional ancillary revenue by the end of 2017. The anticipated savings are comprised of $1 billion in annual fuel savings, based on fuel prices in 2013, and $1 billion of non-fuel savings. In 2014, the Company achieved approximately $200 million in fuel savings and $380 million in non-fuel savings.

MileagePlus. Effective March 1, 2015, the Company will modify its MileagePlus program for most tickets from the current model in which members earn redeemable miles based on distance traveled to one based on ticket price (including base fare and carrier imposed surcharges). Members will be able to earn between five and eleven miles per dollar spent based on their MileagePlus status. The updated program will enhance the rewards for customers who spend more with United and give them improved mileage-earning opportunities.

Results of Operations

In this section, we compare results of operations for the year ended December 31, 2014 with results of operations for the year ended December 31, 2013, and results of operations for the year ended December 31, 2013 with results of operations for the year ended December 31, 2012. Non-GAAP financial measures are presented because they provide management and investors with the ability to measure and monitor the Company’s performance on a consistent basis.

2014 compared to 2013

Operating Revenue

The table below illustrates the year-over-year percentage change in the Company’s operating revenues for the years ended December 31 (in millions, except percentage changes):

	2014	2013	Increase (Decrease)	% Change
Passenger—Mainline	$26,785	$25,997	$788	3.0
Passenger—Regional	6,977	7,125	(148)	(2.1)

Total passenger revenue	33,762	33,122	640	1.9
Cargo	938	882	56	6.3
Other operating revenue	4,201	4,275	(74)	(1.7)

	$38,901	$38,279	$622	1.6

The table below presents the Company’s selected passenger revenue and selected operating data based on geographic region (regional flights consist primarily of domestic routes):

	Increase (decrease) in 2014 from 2013 (a):
	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Passenger revenue (in millions)	$490	$(41)	$169	$170	$788	$(148)	$640
Passenger revenue	3.9%	(0.9)%	2.9%	6.5%	3.0%	(2.1)%	1.9%
Average fare per passenger	4.7%	2.2%	4.1%	(4.2)%	2.9%	0.7%	2.8%
Yield	4.9%	(1.6)%	3.6%	(1.9)%	2.7%	(1.9)%	1.7%
PRASM	5.2%	(3.6)%	2.6%	— %	2.5%	(0.8)%	1.6%
Average stage length	0.5%	4.8%	0.9%	(1.8)%	1.2%	3.5%	2.4%
Passengers	(0.8)%	(3.0)%	(1.2)%	11.2%	0.2%	(2.8)%	(0.8) %
RPMs (traffic)	(1.0)%	0.8%	(0.8)%	8.5%	0.2%	(0.2)%	0.2%
ASMs (capacity)	(1.3)%	2.8%	0.3%	6.5%	0.5%	(1.3)%	0.3%
Passenger load factor (points)	0.3	(1.6)	(0.8)	1.5	(0.2)	1.0	—

  (a) See Part II, Item 6 of this report for the definition of these statistics.

Consolidated passenger revenue in 2014 increased $640 million, or 1.9%, as compared to 2013. This increase was primarily due to an increase in consolidated yield of 1.7% and an increase in average fare per passenger of 2.8%. There was also an increase in capacity and traffic of 0.3%and 0.2%, respectively, as compared to 2013. The 2014 average fare increase was due in part to a strong domestic demand environment and a number of new long-haul routes that generated higher fares than the system average. Also in 2014, the Company improved its revenue management demand forecast process related to close-in bookings which improved yields. 2013 consolidated passenger revenue was negatively impacted by factors including additional competitive capacity in China and the Japanese yen weakening against the U.S. dollar, resulting in lower Pacific yields.

Cargo revenue increased by $56 million, or 6.3%, in 2014 as compared to 2013, which was primarily due to higher freight volumes and an improvement in mail revenue year-over-year, partially offset by lower yield on freight.

Other operating revenue decreased $74 million, or 1.7%, in 2014 as compared to 2013, which was primarily due to the Company’s decision to discontinue sales of aircraft fuel to a third party, partially offset by increases in ancillary, MileagePlus and contract services revenue.

Operating Expense

The table below includes data related to the Company’s operating expense for the year ended December 31 (in millions, except percentage changes):

	2014	2013	Increase (Decrease)	% Change
Aircraft fuel	$11,675	$12,345	$(670)	(5.4)
Salaries and related costs	8,935	8,625	310	3.6
Regional capacity purchase	2,344	2,419	(75)	(3.1)
Landing fees and other rent	2,274	2,090	184	8.8
Aircraft maintenance materials and outside repairs	1,779	1,821	(42)	(2.3)
Depreciation and amortization	1,679	1,689	(10)	(0.6)
Distribution expenses	1,373	1,390	(17)	(1.2)
Aircraft rent	883	936	(53)	(5.7)
Special charges	443	520	(77)	NM
Other operating expenses	5,143	5,195	(52)	(1.0)

	$36,528	$37,030	$(502)	(1.4)

The decrease in aircraft fuel expense was primarily attributable to decreased fuel prices partially offset by losses from fuel hedging activity and a 0.3% increase in capacity.

	(In millions)			% Change	Average price per gallon
	2014		2013		2014	2013	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$11,586		$12,363	(6.3)	$2.97	$3.13	(5.1)
Hedge gains (losses) reported in fuel expense	(89)		18	NM	(0.02)	—	NM

Fuel expense as reported	11,675		12,345	(5.4)	2.99	3.13	(4.5)
Cash received (paid) on settled hedges that did not qualify for hedge accounting (a)	(138)	(b)	39	NM	(0.04)	0.01	NM

Fuel expense including all gains (losses) from settled hedges	$11,813		$12,306	(4.0)	$3.03	$3.12	(2.9)

Total fuel consumption (gallons)	3,905		3,947	(1.1)

(a) Includes ineffectiveness gains (losses) on cash-settled hedges and gains (losses) on cash-settled hedges that were not designated for hedge accounting. Ineffectiveness gains (losses) and gains (losses) on hedges that do not qualify for hedge accounting are recorded in Nonoperating income (expense): Miscellaneous, net.

(b) Includes $81 million for hedges settled in the fourth quarter of 2014 prior to their original 2015 maturity dates.

Salaries and related costs increased $310 million, or 3.6%, in 2014 as compared to 2013 primarily due to higher pay rates driven by collective bargaining agreements, increased medical and dental costs and costs associated with crew shortages and new crew rest rules, partially offset by lower post-employment benefit costs.

Landing fees and other rent increased $184 million, or 8.8%, in 2014 as compared to 2013 primarily due to a transition from paying regional carriers for landing fees to paying airports directly. Landing fees have also increased due to airport security services and modernization projects at certain airport locations.

Aircraft rent decreased $53 million, or 5.7%, in 2014 as compared to 2013 primarily due to aircraft lease expirations and terminations of several Boeing 757-200 aircraft leases resulting from the Company’s purchase of the leased aircraft.

The table below presents integration-related costs and special items incurred by the Company during the years ended December 31 (in millions):

	2014	2013
Severance and benefit costs	$199	$105
Integration-related costs	96	205
Costs associated with permanently grounding Embraer ERJ 135 aircraft	66	—
Impairment of assets	49	33
Labor agreement costs	—	127
(Gains) losses on sale of assets and other special (gains) losses, net	33	50

Total special items	$443	$520

See Note 17 to the financial statements included in Part II, Item 8 of this report for additional information.

Nonoperating Income (Expense)

The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) (in millions, except percentage changes):

	2014	2013	Increase (Decrease)	% Change
Interest expense	$(735)	$(783)	$(48)	(6.1)
Interest capitalized	52	49	3	6.1
Interest income	22	21	1	4.8
Miscellaneous, net	(584)	3	(587)	NM

Total	$(1,245)	$(710)	$535	75.4

The decrease in interest expense of $48 million, or 6.1%, in 2014 as compared to 2013 was primarily due to the Company’s extinguishment of certain of its debt instruments and the refinancing of certain of its debt instruments at lower interest rates.

In 2014, Miscellaneous, net included a MTM loss of $465 million from fuel hedge derivatives as compared to a gain of $84 million in 2013. Miscellaneous, net also included foreign currency losses of $41 million and $29 million in 2014 and 2013, respectively. 2014 Miscellaneous, net includes a $64 million debt extinguishment charge related to the retirement of the $248 million 6% Convertible Junior Subordinated Debentures.

United’s nonoperating expense also included a net gain of $19 million associated with marking to market the fair value of derivative assets and liabilities related to agreements that provide for United’s convertible debt to be settled with UAL common stock as compared to a net gain of $70 million in 2013. These net gains and related derivatives are reflected only in the United stand-alone financial statements as they are eliminated at the consolidated level. See Note 9 to the financial statements included in Part II, Item 8 of this report for additional information.

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

Consolidated passenger revenue in 2013 increased $539 million, or 1.7%, as compared to 2012. This increase was primarily due to an increase in consolidated yield of 1.8% and an increase in average fare per passenger of 2.6%, offset in part by a decline in capacity of 1.4% and a reduction in traffic of 0.2% as compared to the year-ago period. Consolidated passenger revenue was also impacted by factors including additional competitive capacity in China and the Japanese yen weakening against the U.S. dollar, resulting in lower Pacific yields and a revenue management demand forecast which underestimated the amount of close-in booking demand resulting in a lower-than-expected yield mix in 2013.

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

The significant decrease in aircraft fuel expense was primarily attributable to decreased fuel prices, a 1.4% reduction in capacity and gains (losses) from fuel hedging activity in both years, as shown in the table below:

	(In millions)		% Change	Average price per gallon
	2013	2012		2013	2012	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$12,363	$12,997	(4.9)	$3.13	$3.24	(3.4)
Hedge gains (losses) reported in fuel expense	18	(141)	NM	—	(0.03)	NM

Fuel expense as reported	12,345	13,138	(6.0)	3.13	3.27	(4.3)
Cash received (paid) on settled hedges that did not qualify for hedge accounting (a)	39	(1)	NM	0.01	—	NM

Fuel expense including all gains (losses) from settled hedges	$12,306	$13,139	(6.3)	$3.12	$3.27	(4.6)

Total fuel consumption (gallons)	3,947	4,016	(1.7)

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

Landing fees and other rent increased $161 million, or 8.3%, in 2013 as compared to 2012 primarily due to a transition from paying regional carriers for landing fees to paying airports directly. Landing fees paid directly to airports are charged to Landing fees and other rent while payments to regional carriers are recorded to Regional capacity purchase. As a result of this change, there was a significant shift of expense out of Regional capacity purchase into Landing fees and other rent in 2013. Other rent also increased as a result of the increase in rent at Newark Liberty pursuant to an amendment to United’s Terminal C lease signed in early 2013 that extended the term of the Terminal C lease with respect to concourses C-1 and C-2 at Newark Liberty until 2033.

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

The table below presents integration-related costs and special items incurred by UAL during the years ended December 31 (in millions):

	2013	2012
Severance and benefit costs	$105	$125
Integration-related costs	205	739
Impairment of assets held for disposal	33	30
Labor agreement costs	127	475
(Gains) losses on sale of assets and other special (gains) losses, net	50	(46)

Total special items	$520	$1,323

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

United’s nonoperating expense also included a net gain of $70 million associated with marking to market the fair value of derivative assets and liabilities related to agreements that provide for United’s convertible debt to be settled with UAL common stock as compared to a net gain of $42 million in 2012. This net gain and related derivatives were reflected only in the United stand-alone financial statements as they were eliminated at the consolidated level. See Note 9 to the financial statements included in Part II, Item 8 of this report for additional information.

Liquidity and Capital Resources

As of December 31, 2014, the Company had $4.4 billion in unrestricted cash, cash equivalents and short-term investments, a decrease of $0.7 billion from December 31, 2013. The Company had its entire commitment capacity of $1.35 billion under the Credit Agreement available for letters of credit or borrowings as of December 31, 2014. As of December 31, 2014, the Company had $320 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, credit card processing agreements and estimated future workers’ compensation claims. We may be required to post significant additional cash collateral to provide security for obligations that are not currently backed by cash. Restricted cash and cash equivalents at December 31, 2013 totaled $395 million. As of December 31, 2014, the Company had cash collateralized $74 million of letters of credit. Approximately $100 million of the Company’s unrestricted cash balance was held as Venezuelan bolivars as of December 31, 2014 based on a mix of historical rates in effect at the time of submission for repatriation. United is working with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations. At December 31, 2014, the Company had approximately $12.1 billion of debt and capital lease obligations, including $1.4 billion that are due within the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. The Company had principal payments of debt and capital lease obligations totaling $2.6 billion in 2014.

The Company will continue to evaluate opportunities to prepay its debt, including open market repurchases, to reduce its indebtedness and the amount of interest paid on its indebtedness.

For 2015, the Company expects between $3.0 billion and $3.2 billion of gross capital expenditures. See Notes 11 and 15 to the financial statements included in Part II, Item 8 of this report for additional information on commitments.

As of December 31, 2014, a substantial portion of the Company’s assets, principally aircraft, route authorities and certain other intangible assets, were pledged under various loan and other agreements. See Note 11 to the financial statements included in Part II, Item 8 of this report for additional information on assets provided as collateral by the Company.

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

The following is a discussion of the Company’s sources and uses of cash from 2012 through 2014.

Cash Flows from Operating Activities

2014 compared to 2013

The Company’s cash from operating activities increased by $1.2 billion in 2014, as compared to 2013. Cash from operations increased primarily due to an increase in operating income and advanced ticket sales and a decrease in other working capital items in 2014.

2013 compared to 2012

The Company’s cash from operating activities increased by $509 million in 2013, as compared to 2012. Cash from operations increased primarily due to the Company’s improvement in earnings in 2013.

Cash Flows from Investing Activities

2014 compared to 2013

The Company’s capital expenditures were $2.0 billion and $2.2 billion in 2014 and 2013, respectively. The Company’s capital expenditures for both years were primarily attributable to the purchase of aircraft, facility and fleet-related costs.

2013 compared to 2012

The Company’s capital expenditures were $2.2 billion and $2 billion in 2013 and 2012, respectively. The Company’s capital expenditures for both years were primarily attributable to the purchase of aircraft and other fleet-related expenditures to improve the onboard experience of our customers on our existing aircraft.

Cash Flows from Financing Activities

Significant financing events in 2014 were as follows:

Share Repurchases

The Company used $320 million of cash to purchase 6.5 million shares of its common stock during 2014 under its $1 billion share repurchase program. As of December 31, 2014, the Company has $680 million remaining to spend under that program. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report for additional information.

Debt Issuances

During 2014, United issued debt related to three separate enhanced equipment trust certificate (“EETC”) offerings to finance new aircraft deliveries, bringing the total issued at year end 2014 pursuant to these three EETC offerings to $2.0 billion. Including the EETC offering in 2013, United recorded $1.8 billion of proceeds as debt during 2014. See Note 16 to the financial statements included in Part II, Item 8 of this report for additional information on financing activities not affecting cash related to net property and equipment acquired through issuance of debt.

United borrowed a $500 million term loan under the Credit Agreement.

Debt and Capital Lease Payments

During the year ended December 31, 2014, the Company made debt and capital lease payments of $2.6 billion, including the following prepayments:

•	UAL retired, at par, $400 million principal balance of its 8% Notes due 2024.

•	United used cash to purchase approximately $276 million principal amount of convertible notes and retired the notes.

•	United retired, at par, the entire $800 million principal balance of its 6.75% Senior Secured Notes.

Financing Activities Not Affecting Cash

UAL amended its revolving credit facility under the Credit Agreement increasing the capacity from $1.0 billion to $1.35 billion and establishing the maturity date for $1.315 billion in lender commitments as January 2, 2019.

UAL issued approximately 17 million shares in exchange for, or conversion of, $260 million of convertible notes and retired the notes.

Significant financing events in 2013 were as follows:

Debt Issuances

During 2013, United issued debt related to three separate EETC offerings to finance new aircraft deliveries, bringing the total issued at year end 2013 pursuant to these three EETC offerings to $1.5 billion. Including the EETC offerings in 2012, United recorded $900 million of proceeds as debt during 2013.

UAL issued $600 million unsecured Senior Notes.

United and UAL entered into the Credit Agreement as the borrower and guarantor, respectively. The Company’s Credit Agreement originally consisted of a $900 million term loan due April 1, 2019 and a $1.0 billion revolving credit facility available for drawing until April 1, 2018.

Debt and Capital Lease Payments

During the year ended December 31, 2013, the Company made debt and capital lease payments of $2.3 billion, including the following prepayments:

•

The Company used $900 million from the Credit Agreement, together with approximately $300 million of cash to retire the entire principal balance of a $1.2 billion term loan due 2014 that was outstanding under United’s Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007.

•	United redeemed all of the $400 million aggregate principal amount of its 9.875% Senior Secured Notes due 2013 and $200 million aggregate principal amount of 12.0% Senior Second Lien Notes due 2013.

•	United redeemed $303 million aggregate principal amount of EETC notes.

Financing Activities Not Affecting Cash

UAL issued approximately 28 million shares of UAL common stock pursuant to agreements that UAL entered into with certain of its securityholders in exchange for approximately $240 million in aggregate principal amount of UAL’s outstanding 6% Convertible Senior Notes held by the holders of these notes. The Company retired the 6% Convertible Senior Notes acquired in the exchange.

Significant financing events in 2012 were as follows:

The Company received $1.5 billion in proceeds from EETC transactions in 2012.

During the year ended December 31, 2012, the Company made debt and capital lease payments of $1.5 billion, including prepayments. These payments include $195 million related to United’s Series 2002-1 EETCs.

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

For additional information regarding these matters, see Notes 3, 11, 13, 14 and 16 to the financial statements included in Part II, Item 8 of this report.

Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	B	B1	B
United	B	*	B

*The credit agency does not issue corporate credit ratings for subsidiary entities.

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

The table below provides a summary of the Company’s material contractual obligations as of December 31, 2014 (in billions):

	2015	2016	2017	2018	2019	After 2019	Total
Long-term debt (a)	$1.3	$1.2	$0.8	$1.3	$1.7	$5.2	$11.5
Capital lease obligations—principal portion	0.1	0.1	0.1	0.1	—	0.3	0.7

Total debt and capital lease obligations	1.4	1.3	0.9	1.4	1.7	5.5	12.2
Interest on debt and capital lease obligations (b)	0.7	0.6	0.5	0.3	0.3	1.1	3.5
Aircraft operating lease obligations	1.4	1.2	1.1	0.9	0.7	2.0	7.3
Regional CPAs (c)	1.9	1.8	1.7	1.3	1.0	3.4	11.1
Other operating lease obligations	1.3	1.1	1.1	0.8	0.8	7.9	13.0
Postretirement obligations (d)	0.1	0.1	0.1	0.1	0.1	0.8	1.3
Pension obligations (e)	0.1	—	0.1	0.2	0.2	1.6	2.2
Capital purchase obligations (f)	3.2	2.3	1.3	2.2	3.3	10.7	23.0

Total contractual obligations	$10.1	$8.4	$6.8	$7.2	$8.1	$33.0	$73.6

(a)	Long-term debt presented in the Company’s financial statements is net of a $99 million debt discount which is being amortized over the debt terms. Contractual payments are not net of the debt discount. Contractual long-term debt includes $65 million of non-cash obligations as these debt payments are made directly to the creditor by a company that leases three aircraft from United. The creditor’s only recourse to United is repossession of the aircraft.

(b)	Includes interest portion of capital lease obligations of $58 million in 2015, $52 million in 2016, $32 million in 2017, $23 million in 2018, $18 million in 2019 and $210 million thereafter. Future interest payments on variable rate debt are estimated using estimated future variable rates based on a yield curve.
(c)	Represents our estimates of future minimum noncancelable commitments under our CPAs and does not include the portion of the underlying obligations for aircraft and facility rent that is disclosed as part of aircraft and nonaircraft operating leases. Amounts also exclude a portion of United’s capital lease obligation recorded for certain of its CPAs. See Note 13 to the financial statements included in Part II, Item 8 of this report for the significant assumptions used to estimate the payments.
(d)	Amounts represent postretirement benefit payments, net of subsidy receipts, through 2024. Benefit payments approximate plan contributions as plans are substantially unfunded.
(e)	Represents estimate of the minimum funding requirements as determined by government regulations for United’s material pension plans. Amounts are subject to change based on numerous assumptions, including the performance of assets in the plan and bond rates. See Critical Accounting Policies, below, for a discussion of our current year assumptions regarding United’s pension plans.
(f)	Represents contractual commitments for firm order aircraft and spare engines only and noncancelable commitments to purchase goods and services, primarily information technology support. See Note 15 to the financial statements included in Part II, Item 8 of this report for a discussion of our purchase commitments.

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

As of December 31, 2014, United had cash collateralized $74 million of letters of credit. United also had $410 million of performance bonds and letters of credit relating to various real estate, customs and aircraft financing obligations at December 31, 2014. Most of the letters of credit have evergreen clauses and are expected to be renewed on an annual basis and the performance bonds have expiration dates through 2019.

As of December 31, 2014, United is the guarantor of approximately $1.8 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with a majority of these obligations are accounted for as operating leases and are not recorded in the Company’s financial statements. The leasing arrangements associated with a portion of these obligations are accounted for as capital leases. The annual lease payments for those obligations accounted for as operating leases are included in the operating lease payments in the contractual obligations table above.

EETCs. In August 2014, April 2014 and August 2013, United completed three separate EETC offerings for a total principal amount of $2.9 billion. Of the $2.9 billion, United has received and recorded $2.0 billion of proceeds as debt as of December 31, 2014. United expects to receive all proceeds from the August 2014 pass-through trusts by the end of 2015. See Notes 11 and 14 to the financial statements included in Part II, Item 8 of this report for additional information on EETC pass-through trusts and variable interest entity consideration.

Increased Cost Provisions. See Note 15 to the financial statements included in Part II, Item 8 of this report for additional information on increased cost provisions related to the Company’s debt.

Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2014, approximately $1.4 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines have provided indirect guarantees of the debt. As of December 31, 2014, the Company’s contingent exposure was approximately $239 million principal amount of such bonds based on its recent consortia participation. The Company’s contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which range from 2015 to 2041. The Company did not record a liability at the time these indirect guarantees were made.

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

Fees charged in association with changes or extensions to non-refundable tickets are recorded as other revenue at the time the fee is incurred. The fare on the changed ticket, including any additional collection of fare, is deferred and recognized in accordance with our transportation revenue recognition policy at the time the transportation is provided. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company’s additional service to modify a previous sale. Therefore, the pricing of the change fee and the initial customer order are separately determined and represent distinct earnings processes.

The Company records an estimate of breakage revenue on the flight date for tickets that will expire unused. These estimates are based on the evaluation of actual historical results and forecasted trends. Refundable tickets expire after one year from the date of issuance.

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The amendments will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017. Under the new standard, certain airline ancillary fees directly related to passenger revenue tickets, such as airline change fees and baggage fees, are likely to no longer be considered distinct performance obligations separate from the passenger travel component. In addition, the change fees which were previously recognized when incurred, will likely be recognized when transportation is provided. The Company is evaluating other impacts on its consolidated financial statements.

Frequent Flyer Accounting. The Company’s MileagePlus program is designed to increase customer loyalty. Program participants earn miles by flying on United and certain other participating airlines. Program participants can also earn miles through purchases from other non-airline partners that participate in the Company’s loyalty program. We sell miles to these partners, which include credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government imposed fees), discounted or upgraded air travel and non-travel awards. The Company records its obligation for future award redemptions using a deferred revenue model.

In the case of the sale of air services, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale representing the value of the related miles as a multiple-deliverable revenue arrangement. The miles are recorded in frequent flyer deferred revenue on the Company’s balance sheet and recognized into revenue when the transportation is provided.

The Company determines the estimated selling price of air transportation and miles as if each element is sold on a separate basis. The total consideration from each ticket sale is then allocated to each of these elements individually on a pro rata basis. The Company’s estimated selling price of miles prior to April 1, 2014 was based on the price we sell miles to Star Alliance partners in our reciprocal frequent flyer agreements as the best estimate of selling price for these miles.

On March 30, 2014, US Airways exited Star Alliance. Effective with the exit date, the Company updated its estimated selling price for miles to a value based on the equivalent ticket value less fulfillment discount, which incorporates the expected redemption of miles. The equivalent ticket value used as the basis for the estimated selling price of miles is based on the prior 12 months’ weighted average equivalent ticket value of similar fares as those used to settle award redemptions while taking into consideration such factors as redemption pattern, cabin class, loyalty status and geographic region. The estimated selling price of miles is adjusted by a fulfillment discount that considers a number of factors, including redemption patterns of various customer groups. This change in estimate was applied on a prospective basis beginning April 1, 2014. The impact of this change resulted in an increase in consolidated revenue of approximately $95 million (and an increase of approximately $0.26 per UAL basic share and $0.24 per UAL diluted share) in 2014.

United has a significant contract to sell MileagePlus miles to its co-branded credit card partner, Chase. United identified five revenue elements in the Co-Brand Agreement: the air transportation element represented by the value of the mile (generally resulting from its redemption for future air transportation and whose fair value is described above); use of the United brand and access to MileagePlus member lists; advertising; baggage services; and airport lounge usage (together, excluding “the air transportation element,” the “marketing-related deliverables”).

The fair value of the elements is determined using management’s estimated selling price of each element. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Co-Brand Agreement in order to determine the allocation of proceeds to each of the multiple elements to be delivered. The method for determining the selling price of the mile component changed March 30, 2014, as described above. We also evaluate volumes on an annual basis, which may result in a change in the allocation of estimated selling price on a prospective basis.

The Company accounts for miles sold and awarded that will never be redeemed by program members, which we refer to as breakage. The Company reviews its breakage estimates annually based upon the latest available information regarding redemption and expiration patterns. Miles expire after 18 months of member account inactivity.

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

The following table summarizes information related to the Company’s frequent flyer deferred revenue liability:

Frequent flyer deferred revenue at December 31, 2014 (in millions)	$4,937
% of miles earned expected to expire	18%
Impact of 1% change in outstanding miles or weighted average ticket value on deferred revenue (in millions)	$55

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

Long-Lived Assets. The net book value of operating property and equipment for the Company was $19 billion and $18 billion at December 31, 2014 and December 31, 2013, respectively. The assets’ recorded value is impacted by a number of accounting policy elections, including the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.

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

United’s pension plans’ under-funded status was $2.2 billion at December 31, 2014. Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. In 2015, we anticipate contributing at least $400 million to our pension plans, substantially all of which is in excess of the minimum funding requirements. The fair value of the plans’ assets was $2.6 billion at December 31, 2014.

When calculating pension expense for 2015, the Company assumed that its plans’ assets would generate a long-term rate of return of 7.36%. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return reflects the active management of our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Plan fiduciaries regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate.

The defined benefit pension plans’ assets consist of return generating investments and risk mitigating investments which are held through direct ownership or through interests in common collective trusts. Return generating investments include primarily equity securities, fixed-income securities and alternative investments (e.g. private equity and hedge funds). Risk mitigating investments include primarily U.S. government and investment grade corporate fixed-income securities. The allocation of assets was as follows at December 31, 2014:

	Percent of Total	Expected Long-Term Rate of Return
Equity securities	46%	10%
Fixed-income securities	32	4
Alternatives	14	7
Other	8	6

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points (from 7.36% to 6.86%) would increase estimated 2015 pension expense by approximately $13 million.

Future pension obligations for United’s plans were discounted using a weighted average rate of 4.20% at December 31, 2014. The Company selected the 2014 discount rate for each of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2014 that would provide the necessary cash flows to match the projected benefit payments.

The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 50 basis points (from 4.20% to 3.7%) would increase the pension liability at December 31, 2014 by approximately $532 million and increase the estimated 2015 pension expense by approximately $61 million.

Future changes in plan asset returns, plan provisions, assumed discount rates, pension funding law and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under the applicable accounting standards for defined benefit pension plans, those gains and losses are not required to be recognized currently as pension benefit expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees. All gains and losses in accumulated other comprehensive income are amortized to expense over the remaining years of service of the covered active employees. At December 31, 2014 and 2013, the Company had unrecognized actuarial losses for pension benefit plans of $982 million and $162 million, respectively, recorded in accumulated other comprehensive income.

During 2014, the Company experienced changes in its benefit obligations related to changes in discount rates and mortality tables in its pension plans. The Company used the Society of Actuaries’ 2014 mortality tables, modified to reflect the Social Security Administration Trustee’s Report on current projections regarding expected longevity improvements. See Note 8 to the financial statements included in Part II, Item 8 of this report for additional information related to pension plans.

Other Postretirement Benefit Plan Accounting. United’s postretirement plan provides certain health care benefits, primarily in the United States, to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees reflected as “Other Benefits.” United also has retiree medical programs that permit retirees who meet certain age and service requirements to continue medical coverage between retirement and Medicare eligibility. Eligible employees are required to pay a portion of the costs of their retiree medical benefits, which in some cases may be offset by accumulated unused sick time at the time of their retirement. Plan benefits are subject to co-payments, deductibles, and other limits as described in the plans.

The Company accounts for other postretirement benefits by recognizing the difference between plan assets and obligations, or the plan’s funded status, in its financial statements. Other postretirement benefit expense is recognized on an accrual basis over employees’ approximate service periods and is generally calculated independently of funding decisions or requirements. United has not been required to pre-fund its plan obligations, which has resulted in a significant net obligation, as discussed below. The Company’s benefit obligation was $2.1 billion and $1.8 billion for the other postretirement benefit plans at December 31, 2014 and 2013, respectively.

The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the health care cost trend rate. The Company determines the appropriate discount rate for each of the plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The Company’s weighted average discount rate to determine its benefit obligations as of December 31, 2014 was 4.07%, as compared to 4.94% for December 31, 2013. The health care cost trend rate assumed for 2014 was 7.25%, declining to 5.0% in 2023, as compared to assumed trend rate for 2015 of 7.00%, declining to 5.0% in 2023. A 1% increase in assumed health care trend rates would increase the Company’s total service and interest cost for the year ended December 31, 2014 by $13 million; whereas, a 1% decrease in assumed health care trend rates would decrease the Company’s total service and interest cost for the year ended December 31, 2014 by $11 million. A one percentage point decrease in the weighted average discount rate would increase the Company’s postretirement benefit liability by approximately $247 million and increase the estimated 2014 benefits expense by approximately $10 million.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions and prior service credits result from a retroactive reduction in benefits due under the plans. Under the applicable accounting standards for postretirement welfare benefit plans, actuarial gains and losses and prior service credits are not required to be recognized currently, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees or the average life expectancy of inactive participants. At December 31, 2014 and 2013, the Company had unrecognized actuarial gains for postretirement welfare benefit plans of $233 million and $555 million, respectively, recorded in accumulated other comprehensive income.

During 2014, the Company experienced changes in its benefit obligations related to changes in discount rates and mortality tables in its other postretirement benefit plans. The Company used the Society of Actuaries’ 2014 mortality tables, modified to reflect the Social Security Administration Trustee’s Report on current projections regarding expected longevity improvements. See Note 8 to the financial statements included in Part II, Item 8 of this report for additional information related to other postretirement benefit plans.

Income Taxes. Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses available positive and negative evidence regarding the Company’s ability to realize its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. To form a conclusion, management considers positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies and negative evidence such as historical losses. Although the Company was not in a three-year cumulative loss position at the end of 2014, management determined that the low level of cumulative pretax income, combined with uncertainty about forecasted results, supports the conclusion that the valuation allowance is still necessary. Management will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of the valuation allowance. If we reverse the valuation allowance, we will begin to record income tax expense at an effective rate of approximately 37%. However, we will not pay significant cash taxes until we utilize our NOL carryforward of $9.6 billion.

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

	2014		2013
	UAL	United	UAL	United
Variable rate debt
Carrying value of variable rate debt at December 31	$2,534	$2,534	$2,136	$2,136
Impact of 100 basis point increase on projected interest expense for the following year	24	24	20	20
Fixed rate debt
Carrying value of fixed rate debt at December 31	8,900	8,899	9,403	9,252
Fair value of fixed rate debt at December 31	9,971	9,971	10,575	10,128
Impact of 100 basis point increase in market rates on fair value	(385)	(385)	(321)	(320)

A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their average 2014 levels, a 100 basis point increase in interest rates would result in a corresponding increase in the Company’s interest income of approximately $51 million during 2015.

Commodity Price Risk (Aircraft Fuel). The price level of aircraft fuel can significantly affect the Company’s operations, results of operations, financial position and liquidity.

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

If the prices of the underlying commodity drop and stay below specified floor prices in some hedge contracts such as fixed price swaps and collars, the Company may incur losses. However, the negative impact of these losses would be significantly outweighed by the benefit of lower aircraft fuel cost since the Company typically hedges only a portion of its future fuel requirements. In addition, the Company continually monitors its portfolio of hedge contracts and may take actions to curtail or limit its losses from such hedge contracts if market conditions change. The Company does not enter into derivative instruments for non-risk management purposes.

If fuel prices decline significantly from the levels existing at the time we enter into a hedge contract, we may be required to post collateral (margin) with our hedge counterparties. The Company frequently monitors this margin risk and assesses the potential of depositing additional collateral with each of its counterparties. At times, when the fair market value of the Company’s hedge contracts is net positive to the Company, it is exposed to the event of non-performance by the counterparty to the hedge contract. The Company periodically monitors the credit worthiness of its counterparties, requires its counterparties to post collateral above certain thresholds and generally limits its exposure to any single counterparty.

The Company may adjust its hedging program based on changes in market conditions. The following table summarizes information related to the Company’s cost of fuel and hedging (in millions, except percentages):

Fuel Costs
In 2014, fuel cost as a percent of total operating expenses (a)	32%
Impact of $1 increase in price per barrel of aircraft fuel on annual fuel expense (b)	$93
Fuel Hedges
Liability fair value at December 31, 2014 (c)	$717
Increase in fuel hedge liability that would result from a concurrent 10% decrease in forward prices of the underlying commodities of fuel hedges (d)	$138
Collateral deposited with fuel hedge counterparties as of December 31, 2014	$577
Additional collateral the Company would be required to deposit with fuel hedge counterparties upon a concurrent 10% decrease in forward prices of the underlying commodities of fuel hedges (e)	$53

(a) Includes related taxes and excludes hedging impacts and special charges. In 2013, the Company’s fuel cost was 34% of total operating expenses.

(b) Based on 2015 projected fuel consumption. Does not include the impact of fuel hedges.

(c) As of December 31, 2013, the net fair value of the Company’s fuel hedges was an asset of $104 million.

(d) Based on fuel hedge positions at December 31, 2014.

(e) Assumes instantaneous change in prices and includes margin related to some hedge positions beyond December 31, 2015; approximately 1% for 2016.

As of December 31, 2014, the Company had hedged approximately 22% and 1% of its projected fuel requirements (859 million and 35 million gallons, respectively) for 2015 and 2016, respectively, with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of December 31, 2014, the Company had fuel hedges expiring through March 2016.

The fuel hedge portfolio is comprised of many individual hedge contracts (primarily option contracts) on multiple underlying commodities and entered into at various points in time, resulting in a wide range of strike prices with several hedge counterparties. The table below provides a view of the economic impact of the hedge portfolio on the Company’s 2015 fuel costs given significant moves (up to +/-30%) in market fuel prices from December 31, 2014 (in millions).

Year ending December 31, 2015
(in $ per gallon)

Change in market fuel prices (a)	(Increase) decrease to unhedged fuel cost (b)	Hedge gain (loss) (c)	Net (increase) decrease to fuel cost
30%	(0.53)	(0.07)	(0.61)
20%	(0.36)	(0.11)	(0.47)
10%	(0.18)	(0.15)	(0.33)
(10)%	0.18	(0.22)	(0.04)
(20)%	0.36	(0.25)	0.10
(30)%	0.53	(0.29)	0.24
(a) Projected using equal shifts in spot and forward prices for aircraft fuel and crude oil underlying hedge contracts from December 31, 2014 levels.
(b) Projections based on estimated consumption of 3.9 billion gallons and a price of $1.78 per gallon, excluding taxes and other delivery costs.
(c) Cash gain/(loss), including premiums, on existing hedges as of December 31, 2014. Includes all hedges whether or not the hedges are designated for hedge accounting.

Foreign Currency. The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company’s more significant foreign currency exposures include the Canadian dollar, Chinese renminbi, European euro and Japanese yen. At times, the Company uses derivative financial instruments to hedge its exposure to foreign currency. The Company does not enter into derivative instruments for non-risk management purposes. At December 31, 2014, the Company had forward contracts and collars outstanding to hedge 60% of its projected European euro-denominated net cash inflows, primarily from passenger ticket sales, through the end of 2015.

The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2014 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in pre-tax income of approximately $262 million for the year ending December 31, 2015. This sensitivity analysis was prepared based upon projected 2015 foreign currency-denominated revenues and expenses as of December 31, 2014 and reflects the potential benefit of the European euro hedges mentioned above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

United Continental Holdings, Inc.

We have audited the accompanying consolidated balance sheets of United Continental Holdings, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 20, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

United Airlines, Inc.

We have audited the accompanying consolidated balance sheets of United Airlines, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and stockholder’s equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

February 20, 2015

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Operating revenue:
Passenger—Mainline	$26,785	$25,997	$25,804
Passenger—Regional	6,977	7,125	6,779

Total passenger revenue	33,762	33,122	32,583
Cargo	938	882	1,018
Other operating revenue	4,201	4,275	3,551

	38,901	38,279	37,152

Operating expense:
Aircraft fuel	11,675	12,345	13,138
Salaries and related costs	8,935	8,625	7,945
Regional capacity purchase	2,344	2,419	2,470
Landing fees and other rent	2,274	2,090	1,929
Aircraft maintenance materials and outside repairs	1,779	1,821	1,760
Depreciation and amortization	1,679	1,689	1,522
Distribution expenses	1,373	1,390	1,352
Aircraft rent	883	936	993
Special charges	443	520	1,323
Other operating expenses	5,143	5,195	4,681

	36,528	37,030	37,113

Operating income	2,373	1,249	39

Nonoperating income (expense):
Interest expense	(735)	(783)	(835)
Interest capitalized	52	49	37
Interest income	22	21	23
Miscellaneous, net	(584)	3	12

	(1,245)	(710)	(763)

Income (loss) before income taxes	1,128	539	(724)
Income tax benefit	(4)	(32)	(1)

Net income (loss)	$1,132	$571	$(723)

Earnings (loss) per share, basic	$3.05	$1.64	$(2.18)

Earnings (loss) per share, diluted	$2.93	$1.53	$(2.18)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$1,132	$571	$(723)

Other comprehensive income (loss), net change related to:
Employee benefit plans	(1,171)	1,626	(730)
Fuel derivative financial instruments	(510)	21	90
Investments and other	(6)	7	11

	(1,687)	1,654	(629)

Total comprehensive income (loss), net	$(555)	$2,225	$(1,352)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,

ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$2,002	$3,220
Short-term investments	2,382	1,901

Total unrestricted cash, cash equivalents and short-term investments	4,384	5,121
Restricted cash	44	31
Receivables, less allowance for doubtful accounts (2014—$22; 2013—$13)	1,146	1,503
Fuel hedge collateral deposits	577	—
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2014—$169; 2013—$162)	666	667
Deferred income taxes	591	676
Prepaid expenses and other	730	704

	8,138	8,702

Operating property and equipment:
Owned—
Flight equipment	21,107	18,786
Other property and equipment	4,016	3,687

	25,123	22,473
Less—Accumulated depreciation and amortization	(7,079)	(6,080)

	18,044	16,393

Purchase deposits for flight equipment	706	706

Capital leases—
Flight equipment	1,272	1,490
Other property and equipment	331	307

	1,603	1,797
Less—Accumulated amortization	(886)	(849)

	717	948

	19,467	18,047

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2014—$1,049; 2013—$933)	4,284	4,436
Restricted cash	276	364
Other, net	665	740

	9,748	10,063

	$37,353	$36,812

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2014	2013
Current liabilities:
Advance ticket sales	$3,701	$3,405
Frequent flyer deferred revenue	2,058	2,369
Accounts payable	1,882	2,087
Accrued salaries and benefits	1,818	1,696
Current maturities of long-term debt	1,313	1,368
Current maturities of capital leases	110	117
Fuel derivative instruments	694	—
Other	932	1,065

	12,508	12,107

Long-term debt	10,121	10,171
Long-term obligations under capital leases	571	753

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,879	2,535
Postretirement benefit liability	1,933	1,703
Pension liability	2,226	1,650
Advanced purchase of miles	1,217	1,338
Deferred income taxes	1,591	1,662
Lease fair value adjustment, net	466	626
Other	1,445	1,283

	11,757	10,797

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 374,525,916 and 362,283,555 shares at December 31, 2014 and 2013, respectively	4	4
Additional capital invested	7,721	7,425
Accumulated deficit	(3,883)	(5,015)
Stock held in treasury, at cost	(367)	(38)
Accumulated other comprehensive income (loss)	(1,079)	608

	2,396	2,984

	$37,353	$36,812

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$1,132	$571	$(723)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities -
Depreciation and amortization	1,679	1,689	1,522
Special charges, non-cash portion	78	50	389
Deferred income taxes	13	(14)	13
Other operating activities	(21)	18	(115)
Changes in operating assets and liabilities -
Increase in fuel hedge collateral	(577)	—	—
Unrealized (gain) loss on fuel derivatives and change in related pending settlements	436	(56)	120
Increase in advance ticket sales	296	45	246
Increase (decrease) in accounts payable	(251)	(265)	285
(Increase) decrease in receivables	209	(142)	(21)
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(88)	(415)	(712)
Increase (decrease) in other liabilities	(238)	(201)	415
(Increase) decrease in other assets	(34)	164	(484)

Net cash provided by operating activities	2,634	1,444	935

Cash Flows from Investing Activities:
Capital expenditures	(2,005)	(2,164)	(2,016)
Purchases of short-term and other investments	(1,041)	(575)	(742)
Redemptions of short-term and other investments	584	455	497
Proceeds from sale of property and equipment	94	152	183
Decrease in restricted cash, net	75	52	122
Other, net	37	58	(1)

Net cash used in investing activities	(2,256)	(2,022)	(1,957)

Cash Flows from Financing Activities:
Payments of long-term debt	(2,503)	(2,185)	(1,392)
Proceeds from issuance of long-term debt	1,432	1,423	1,121
Repurchases of common stock	(312)	—	—
Principal payments under capital leases	(127)	(134)	(125)
Capitalized financing costs	(104)	(103)	(71)
Proceeds from the exercise of stock options	60	29	17
Other	(42)	(2)	(4)

Net cash used in financing activities	(1,596)	(972)	(454)

Net decrease in cash and cash equivalents	(1,218)	(1,550)	(1,476)
Cash and cash equivalents at beginning of year	3,220	4,770	6,246

Cash and cash equivalents at end of year	$2,002	$3,220	$4,770

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2011	331	$3	$7,114	$(31)	$(4,863)	$(417)	$1,806

Net loss	—	—	—	—	(723)	—	(723)
Other comprehensive loss	—	—	—	—	—	(629)	(629)
Share-based compensation	—	—	14	—	—	—	14
Proceeds from exercise of stock options	1	—	17	—	—	—	17
Other	—	—	—	(4)	—	—	(4)

Balance at December 31, 2012	332	3	7,145	(35)	(5,586)	(1,046)	481

Net income	—	—	—	—	571	—	571
Other comprehensive income	—	—	—	—	—	1,654	1,654
Convertible debt redemption	28	1	240	—	—	—	241
Share-based compensation	—	—	11	—	—	—	11
Proceeds from exercise of stock options	2	—	29	—	—	—	29
Other	—	—	—	(3)	—	—	(3)

Balance at December 31, 2013	362	4	7,425	(38)	(5,015)	608	2,984

Net income	—	—	—	—	1,132	—	1,132
Other comprehensive loss	—	—	—	—	—	(1,687)	(1,687)
Convertible debt redemptions	17	—	260	—	—	—	260
Repurchase of convertible debt	—	—	(34)	—	—	—	(34)
Share-based compensation	—	—	10	—	—	—	10
Proceeds from exercise of stock options	2	—	60	—	—	—	60
Repurchases of common stock	(6)	—	—	(320)	—	—	(320)
Other	—	—	—	(9)	—	—	(9)

Balance at December 31, 2014	375	$4	$7,721	$(367)	$(3,883)	$(1,079)	$2,396

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions)

	Year Ended December 31,
	2014	2013	2012
Operating revenue:
Passenger—Mainline	$26,785	$25,997	$25,804
Passenger—Regional	6,977	7,125	6,779

Total passenger revenue	33,762	33,122	32,583
Cargo	938	882	1,018
Other operating revenue	4,201	4,283	3,559

	38,901	38,287	37,160

Operating expense:
Aircraft fuel	11,675	12,345	13,138
Salaries and related costs	8,935	8,625	7,945
Regional capacity purchase	2,344	2,419	2,470
Landing fees and other rent	2,274	2,090	1,929
Aircraft maintenance materials and outside repairs	1,779	1,821	1,760
Depreciation and amortization	1,679	1,689	1,522
Distribution expenses	1,373	1,390	1,352
Aircraft rent	883	936	993
Special charges	443	520	1,323
Other operating expenses	5,139	5,193	4,677

	36,524	37,028	37,109

Operating income	2,377	1,259	51

Nonoperating income (expense):
Interest expense	(742)	(781)	(823)
Interest capitalized	52	49	37
Interest income	22	21	23
Miscellaneous, net	(599)	89	55

	(1,267)	(622)	(708)

Income (loss) before income taxes	1,110	637	(657)
Income tax expense (benefit)	(4)	(17)	4

Net income (loss)	$1,114	$654	$(661)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$1,114	$654	$(661)

Other comprehensive income (loss), net change related to:
Employee benefit plans	(1,171)	1,626	(730)
Fuel derivative financial instruments	(510)	21	90
Investments and other	(6)	8	12
Other	—	6	—

	(1,687)	1,661	(628)

Total comprehensive income (loss), net	$(573)	$2,315	$(1,289)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$1,996	$3,214
Short-term investments	2,382	1,901

Total unrestricted cash, cash equivalents and short-term investments	4,378	5,115
Restricted cash	44	31
Receivables, less allowance for doubtful accounts (2014—$22; 2013—$13)	1,146	1,503
Fuel hedge collateral deposits	577	—
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2014—$169; 2013—$162)	666	667
Deferred income taxes	591	674
Prepaid expenses and other	779	705

	8,181	8,695

Operating property and equipment:
Owned—
Flight equipment	21,107	18,786
Other property and equipment	4,016	3,687

	25,123	22,473
Less—Accumulated depreciation and amortization	(7,079)	(6,080)

	18,044	16,393

Purchase deposits for flight equipment	706	706

Capital leases—
Flight equipment	1,272	1,490
Other property and equipment	331	307

	1,603	1,797
Less—Accumulated amortization	(886)	(849)

	717	948

	19,467	18,047

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2014—$1,049; 2013—$933)	4,284	4,436
Restricted cash	276	364
Other, net	1,377	1,221

	10,460	10,544

	$38,108	$37,286

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDER’S EQUITY	2014	2013
Current liabilities:
Advance ticket sales	$3,701	$3,405
Frequent flyer deferred revenue	2,058	2,369
Accounts payable	1,886	2,092
Accrued salaries and benefits	1,818	1,696
Current maturities of long-term debt	1,313	1,368
Current maturities of capital leases	110	117
Fuel derivative instruments	694	—
Payables to related parties	—	114
Other	933	1,064

	12,513	12,225

Long-term debt	10,120	10,020
Long-term obligations under capital leases	571	753

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,879	2,535
Postretirement benefit liability	1,933	1,703
Pension liability	2,226	1,650
Advanced purchase of miles	1,217	1,338
Deferred income taxes	1,591	1,661
Lease fair value adjustment	466	626
Other	1,957	1,552

	12,269	11,065

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2014 and 2013	—	—
Additional capital invested	7,347	7,590
Accumulated deficit	(3,628)	(4,743)
Accumulated other comprehensive income (loss)	(1,079)	608
Receivable from related parties	(5)	(232)

	2,635	3,223

	$38,108	$37,286

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$1,114	$654	$(661)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities -
Depreciation and amortization	1,679	1,689	1,522
Special charges, non-cash portion	78	50	389
Deferred income taxes	13	1	13
Other operating activities	4	(41)	(151)
Changes in operating assets and liabilities -
Increase in fuel hedge collateral	(577)	—	—
Unrealized (gain) loss on fuel derivatives and change in related pending settlements	436	(56)	120
Increase in advance ticket sales	296	45	246
Increase (decrease) in accounts payable	(251)	(265)	285
(Increase) decrease in receivables	209	(142)	(21)
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(88)	(415)	(712)
Increase (decrease) in other liabilities	(236)	(203)	422
(Increase) decrease in other assets	(34)	163	(484)
Decrease in intercompany payables	(118)	(34)	(28)
Increase in intercompany receivables	—	(5)	(9)

Net cash provided by operating activities	2,525	1,441	931

Cash Flows from Investing Activities:
Capital expenditures	(2,005)	(2,164)	(2,016)
Purchases of short-term and other investments	(1,041)	(575)	(737)
Redemptions of short-term and other investments	584	455	497
Proceeds from sale of property and equipment	94	152	183
Decrease in restricted cash, net	75	52	121
Other, net	37	57	—

Net cash used in investing activities	(2,256)	(2,023)	(1,952)

Cash Flows from Financing Activities:
Payments of long-term debt	(2,503)	(2,185)	(1,392)
Proceeds from issuance of long-term debt	1,432	1,423	1,121
Dividend to UAL	(212)	—	—
Principal payments under capital leases	(127)	(134)	(125)
Capitalized financing costs	(104)	(103)	(71)
UAL contributions related to stock plans	60	29	17
Other, net	(33)	1	(4)

Net cash used in financing activities	(1,487)	(969)	(454)

Net decrease in cash and cash equivalents	(1,218)	(1,551)	(1,475)
Cash and cash equivalents at beginning of year	3,214	4,765	6,240

Cash and cash equivalents at end of year	$1,996	$3,214	$4,765

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S EQUITY

(In millions)

	Common Stock	Additional Capital Invested	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Receivable from Related Parties, Net	Total
Balance at December 31, 2011	—	$7,580	$(4,736)	$(425)	$—	$2,419

Net loss	—	—	(661)	—	—	(661)
Other comprehensive loss	—	—	—	(628)	—	(628)
Share-based compensation	—	14	—	—	—	14
UAL contribution related to stock plans	—	17	—	—	—	17

Balance at December 31, 2012	—	7,611	(5,397)	(1,053)	—	1,161

Net income	—	—	654	—	—	654
Other comprehensive income	—	—	—	1,661	—	1,661
Income taxes	—	(68)	—	—	—	(68)
Contribution of asset by UAL	—	7	—	—	—	7
Share-based compensation	—	11	—	—	—	11
UAL contribution related to stock plans	—	29	—	—	—	29
Reclassification of related party receivables to equity	—	—	—	—	(232)	(232)

Balance at December 31, 2013	—	7,590	(4,743)	608	(232)	3,223

Net income	—	—	1,114	—	—	1,114
Other comprehensive loss	—	—	—	(1,687)	—	(1,687)
Convertible debt redemption	—	156	—	—	—	156
Dividend and other capital distributions to UAL	—	(469)	1	—	232	(236)
Share-based compensation	—	10	—	—	—	10
UAL contribution related to stock plans	—	60	—	—	—	60
Other	—	—	—	—	(5)	(5)

Balance at December 31, 2014	—	$7,347	$(3,628)	$(1,079)	$(5)	$2,635

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

UNITED AIRLINES, INC.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Overview

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL” or the “Company”) is a holding company and its principal, wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, “United”). On March 31, 2013, the Company merged United Air Lines, Inc., a wholly owned subsidiary of United Continental Holdings, Inc., with and into Continental Airlines, Inc. (“Continental”), a wholly owned subsidiary of United Continental Holdings, Inc., to form one legal entity with Continental continuing as the surviving corporation. Continental’s name was subsequently changed to United Airlines, Inc. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL’s assets, liabilities and operating cash flows. When appropriate, UAL and United are named specifically for their individual contractual obligations and related disclosures and any significant differences between the operations and results of UAL and United are separately disclosed and explained. We sometimes use the words “we,” “our,” “us,” and the “Company” in this report for disclosures that relate to all of UAL and United.

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

Certain prior years’ cash flows from operating, investing and financing activities have been reclassified to conform to the current year presentation. Within the investing activities section, the change in the short-term and other investments category was further separated between purchases and redemptions. The net effect of this presentation remains unchanged for prior years.

(b)	Revenue Recognition—The value of unused passenger tickets is included in current liabilities as advance ticket sales. The Company records passenger ticket sales and tickets sold by other airlines for use on United as passenger revenue when the transportation is provided or upon estimated breakage. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate. When necessary, the Company records a reserve against our interline billings and payables if historical experience indicates that these amounts are different. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date.

Fees charged in association with changes or extensions to non-refundable tickets are recorded as other revenue at the time the fee is incurred. The fare on the changed ticket, including any additional collection of fare, is deferred and recognized in accordance with our transportation revenue recognition policy at the time the transportation is provided. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company’s additional service to modify a previous sale. Therefore, the pricing of the change fee and the initial customer order are separately determined and represent distinct earnings processes.

The Company records an estimate of breakage revenue on the flight date for tickets that will expire unused. These estimates are based on the evaluation of actual historical results and forecasted trends. Refundable tickets expire after one year from the date of issuance.

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

Accounts receivable primarily consist of amounts due from credit card companies and customers of our aircraft maintenance and cargo transportation services. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analyses. Bad debt expense and write-offs were not material for the years ended December 31, 2014, 2013 and 2012.

(c)	Frequent Flyer Accounting—United’s MileagePlus program is designed to increase customer loyalty. Program participants earn miles by flying on United and certain other participating airlines. Program participants can also earn miles through purchases from other non-airline partners that participate in United’s loyalty program. We sell miles to these partners, which include credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government imposed fees), discounted or upgraded air travel and non-travel awards. The Company records its obligation for future award redemptions using a deferred revenue model.

Miles Earned in Conjunction with Flights

In the case of the sale of air services, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale representing the value of the related miles as a multiple-deliverable revenue arrangement. The miles are recorded in frequent flyer deferred revenue on the Company’s balance sheet and recognized into revenue when the transportation is provided.

The Company determines the estimated selling price of air transportation and miles as if each element is sold on a separate basis. The total consideration from each ticket sale is then allocated to each of these elements individually on a pro rata basis. The Company’s estimated selling price of miles prior to April 1, 2014 was based on the price we sell miles to Star Alliance partners in our reciprocal frequent flyer agreements as the best estimate of selling price for these miles.

On March 30, 2014, US Airways exited Star Alliance. Effective with the exit date, the Company updated its estimated selling price for miles to a value based on the equivalent ticket value less fulfillment discount, which incorporates the expected redemption of miles. The equivalent ticket value used as the basis for the estimated selling price of miles is based on the prior 12 months’ weighted average equivalent ticket value of similar fares as those used to settle award redemptions while taking into consideration such factors as redemption pattern, cabin class, loyalty status and geographic region. The estimated selling price of miles is adjusted by a fulfillment discount that considers a number of factors, including redemption patterns of various customer groups. This change in estimate was applied on a prospective basis beginning April 1, 2014. The impact of this change resulted in an increase in consolidated revenue of approximately $95 million (and an increase of approximately $0.26 per UAL basic share and $0.24 per UAL diluted share) in 2014.

Co-branded Credit Card Partner Mileage Sales

United has a significant contract, the Consolidated Amended and Restated Co-Branded Card Marketing Services Agreement (the “Co-Brand Agreement”), to sell MileagePlus miles to its co-branded credit card partner, Chase Bank USA, N.A. (“Chase”). United identified five revenue elements in the Co-Brand Agreement: the air transportation element represented by the value of the mile (generally resulting from its redemption for future air transportation and whose fair value is described above); use of the United brand and access to MileagePlus member lists; advertising; baggage services; and airport lounge usage (together, excluding “the air transportation element,” the “marketing-related deliverables”).

The fair value of the elements is determined using management’s estimated selling price of each element. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, volume discounts, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Co-Brand Agreement in order to determine the allocation of proceeds to each of the multiple elements to be delivered. The method for determining the selling price of the mile component changed March 30, 2014, as described above. We also evaluate volumes on an annual basis, which may result in a change in the allocation of estimated selling price on a prospective basis.

The Company records passenger revenue related to the air transportation element when the transportation is delivered. The other elements are generally recognized as Other operating revenue when earned.

Expiration of Miles

The Company accounts for miles sold and awarded that will never be redeemed by program members, which we refer to as breakage. The Company reviews its breakage estimates annually based upon the latest available information regarding redemption and expiration patterns. Miles expire after 18 months of member account inactivity.

The Company’s estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenues from the programs.

Other Information

The following table provides additional information related to the frequent flyer program (in millions):

Year Ended December 31,	Cash Proceeds from Miles Sold	Other Revenue Recognized Upon Award of Miles to Third-Party Customers (a)	Increase in Frequent Flyer Deferred Revenue for Miles Awarded (b)	Increase (Decrease) in Advanced Purchase of Miles (c)
2014	$2,861	$882	$2,178	$(199)
2013	2,903	903	2,174	(174)
2012	2,852	816	2,036	—

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

(d)	Cash and Cash Equivalents and Restricted Cash—Highly liquid investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents.

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

(e)	Short-term Investments—Short-term investments are classified as available-for-sale and are stated at fair value. Realized gains and losses on sales of investments are reflected in nonoperating income (expense) in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income (loss).

(f)	Aircraft Fuel, Spare Parts and Supplies—The Company accounts for aircraft fuel, spare parts and supplies at average cost and provides an obsolescence allowance for aircraft spare parts with an assumed residual value of 10% to 11% of original cost depending on the fleet type.

(g)	Property and Equipment—The Company records additions to owned operating property and equipment at cost when acquired. Property under capital leases and the related obligation for future lease payments are recorded at an amount equal to the initial present value of those lease payments. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized as property and equipment. It is the Company’s policy to record compensation from delays in delivery of aircraft as a reduction of the cost of the related aircraft.

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

Estimated Useful Life (in years)
Aircraft and related rotable parts	25 to 30
Buildings	25 to 45
Other property and equipment	3 to 15
Computer software	5
Building improvements	1 to 40

As of December 31, 2014 and 2013, the Company had a carrying value of computer software of $281 million and $290 million, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company’s depreciation expense related to computer software was $81 million, $72 million and $81 million, respectively. Aircraft and aircraft parts were assumed to have residual values with a range of 10% to 11% of original cost, depending on type, and other categories of property and equipment were assumed to have no residual value.

(h)	Maintenance and Repairs—The cost of maintenance and repairs, including the cost of minor replacements, is charged to expense as incurred, except for costs incurred under our power-by-the-hour (“PBTH”) engine maintenance agreements. PBTH contracts transfer certain risk to third-party service providers and fix the amount we pay per flight hour or per cycle to the service provider in exchange for maintenance and repairs under a predefined maintenance program. Under PBTH agreements, the Company recognizes expense at a level rate per engine hour, unless the level of service effort and the related payments during the period are substantially consistent, in which case the Company recognizes expense based on the amounts paid.

(i)	Lease Fair Value Adjustments—Lease fair value adjustments, which arose from recording operating leases at fair value under fresh start or business combination accounting, are amortized on a straight-line basis over the related lease term.

(j)	Regional Capacity Purchase—Payments made to regional carriers under CPAs are reported in Regional capacity purchase in our consolidated statements of operations. As of December 31, 2014, United had 281 call options to purchase regional jet aircraft being operated by certain regional carriers. At December 31, 2014, none of the call options was exercisable because none of the required conditions to make an option exercisable by United was met.

(k)	Advertising—Advertising costs, which are included in Other operating expenses, are expensed as incurred. Advertising expenses were $179 million, $178 million and $154 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(l)	Intangibles—The Company has finite-lived and indefinite-lived intangible assets, including goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs. See Notes 2 and 17 of this report for additional information related to intangibles.

(m)	Long-Lived Asset Impairments—The Company evaluates the carrying value of long-lived assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. For purposes of this testing, the Company has generally identified the aircraft fleet type as the lowest level of identifiable cash flows for purposes of testing aircraft for impairment. An impairment charge is recognized when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value. See Note 17 of this report for additional information related to asset impairments.

(n)	Share-Based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Obligations for restricted stock units (“RSUs”) are remeasured at fair value throughout the requisite service period on the last day of each reporting period based upon UAL’s stock price. In addition to the service requirement, certain RSUs have performance metrics that must be achieved prior to vesting. These awards are accrued based on the expected level of achievement at each reporting period. A cumulative adjustment is recorded on the last day of each reporting period to adjust compensation expense based on both UAL’s stock price and the then current level of expected performance achievement for the performance-based awards. See Note 5 of this report for additional information on UAL’s share-based compensation plans.

(o)	Ticket Taxes—Certain governmental taxes are imposed on the Company’s ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis (excluded from operating revenue).

(p)	Retirement of Leased Aircraft—The Company accrues for estimated lease costs over the remaining term of the lease at the present value of future minimum lease payments, net of estimated sublease rentals (if any), in the period that aircraft are permanently removed from service. When reasonably estimable and probable, the Company estimates maintenance lease return condition obligations for items such as minimum aircraft and engine conditions specified in leases and accrues these amounts over the lease term while the aircraft are operating, and any remaining unrecognized estimated obligations are accrued in the period that an aircraft is removed from service.

(q)	Uncertain Income Tax Positions—The Company has recorded reserves for income taxes and associated interest that may become payable in future years. Although management believes that its positions taken on income tax matters are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. The Company records penalties and interest relating to uncertain tax positions in Other operating expense and Interest expense, respectively, in its consolidated statements of operations. The Company has not recorded any significant expense or liabilities related to interest or penalties in its consolidated financial statements.

(r)	Labor Costs—The Company records expenses associated with amendable labor agreements when the employee group has earned the compensation and the amounts are probable and estimable. These include costs associated with lump sum cash payments that would be made in conjunction with the ratification of labor agreements. To the extent these upfront costs are in lieu of future pay increases, they would be capitalized and amortized over the term of the labor agreements. If not, these amounts would be expensed once earned and when they become probable and estimable.

(s)	Third-Party Business—The Company has third-party business revenue that includes fuel sales, catering, ground handling, maintenance services and frequent flyer award non-air redemptions, and third-party business revenue is recorded in Other operating revenue. The Company also incurs third-party business expenses, such as maintenance, ground handling and catering services for third parties, fuel sales and non-air mileage redemptions, and those third-party business expenses are recorded in Other operating expenses. In addition, the Company previously had a contract to sell aircraft fuel to a third party which was earnings-neutral but resulted in revenue and expense, specifically cost of sales which was unrelated to the operation of the airline. This contract ended in 2014.

(t)	Recently Issued Accounting Standards—In May 2014, the Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The amendments will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017. Under the new standard, certain airline ancillary fees directly related to passenger revenue tickets, such as airline change fees and baggage fees, are likely to no longer be considered distinct performance obligations separate from the passenger travel component. In addition, the change fees which were previously recognized when incurred, will likely be recognized when transportation is provided. The Company is evaluating other impacts on its consolidated financial statements.

NOTE 2 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents information about the Company’s goodwill and other intangible assets at December 31 (in millions):

		2014		2013
Item	Asset life (a)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$4,523		$4,523

Finite-lived intangible assets
Airport slots and gates	8	$97	$97	$98	$88
Hubs	20	145	67	145	59
Patents and tradenames	3	108	108	108	108
Frequent flyer database (b)	22	1,177	624	1,177	536
Contracts	12	155	86	167	86
Other	25	109	67	109	56

Total		$1,791	$1,049	$1,804	$933

Indefinite-lived intangible assets
Airport slots and gates		$956		$963
Route authorities		1,589		1,605
Tradenames and logos		593		593
Alliances		404		404

Total		$3,542		$3,565

(a) Weighted average life expressed in years.

(b) The frequent flyer database is amortized based on an accelerated amortization schedule to reflect utilization of the assets. Estimated cash flows correlating to the expected attrition rate of customers in the frequent flyer database is considered in the determination of the amortization schedules.

Amortization expense in 2014, 2013 and 2012 was $128 million, $142 million and $121 million, respectively. Projected amortization expense in 2015, 2016, 2017, 2018 and 2019 is $105 million, $92 million, $81 million, $72 million and $66 million, respectively.

See Note 17 of this report for additional information related to impairment of intangible assets.

NOTE 3 - COMMON STOCKHOLDERS’ EQUITY AND PREFERRED SECURITIES

During 2014, United used $62 million of cash to purchase and retire $28 million aggregate principal amount of United’s 4.5% Convertible Notes due 2015 (the “4.5% Convertible Notes”) in market transactions. UAL and United recorded reductions of additional paid-in capital of $34 million and $62 million, respectively, to record the transactions. At December 31, 2014, the remaining balance of these notes was $202 million. In January 2015, the holders of substantially all of the remaining $202 million principal amount of the 4.5% Convertible Notes exercised their conversion option resulting in the issuance of 11 million shares of UAL common stock.

United paid a dividend of $212 million to UAL in 2014. United recorded the dividend as a reduction of additional paid-in capital.

At December 31, 2013, United had receivables from two affiliates, which were wholly-owned subsidiaries of UAL, of $232 million that were classified against stockholder’s equity. UAL transferred all of its equity interest in each of the two subsidiaries to United in 2014, and United reflected the transfers as reductions in additional paid-in capital.

In 2014, UAL issued approximately 12 million shares of UAL common stock in exchange for, or upon conversion of, $104 million in aggregate principal amount of its 6% Convertible Senior Notes due 2029 (the “6% Convertible Senior Notes”) held by the holders of these notes.

In January 2014, holders of substantially all of the remaining $156 million outstanding principal amount of the 4.5% Senior Limited-Subordination Convertible Notes due 2021 (the “4.5% Notes”) exercised their right to convert such notes into approximately five million shares of UAL common stock. See Note 11 of this report for additional information related to exercises of rights under the 4.5% Notes.

On July 24, 2014, UAL announced a $1 billion share repurchase program, which was authorized by UAL’s Board of Directors. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time.

On July 24, 2014, pursuant to the $1 billion share repurchase program, UAL entered into two separate agreements to repurchase an aggregate of $200 million of shares of UAL common stock through an accelerated share repurchase program (the “ASR Program”). UAL paid $200 million and received approximately 4.4 million shares. In addition to shares purchased under the ASR Program, UAL spent $120 million on open market repurchases of 2.1 million shares of UAL common stock in 2014.

At December 31, 2014, approximately 21 million shares of UAL’s common stock were reserved for future issuance related to the conversion of convertible debt securities and the issuance of equity based awards under the Company’s incentive compensation plans.

As of December 31, 2014, UAL had two shares of junior preferred stock (par value $0.01 per share) outstanding. In addition, UAL is authorized to issue 250 million shares of preferred stock (without par value) under UAL’s amended and restated certificate of incorporation.

NOTE 4 - EARNINGS (LOSS) PER SHARE

The computations of UAL’s basic and diluted earnings (loss) per share and the number of securities that have been excluded from the computation of diluted earnings per share amounts because they were antidilutive are set forth below for the years ended December 31 (in millions, except per share amounts):

	2014	2013	2012
Basic earnings (loss) per share:
Earnings (loss) available to common stockholders	$1,132	$571	$(723)

Basic weighted-average shares outstanding	371	348	331

Earnings (loss) per share, basic	$3.05	$1.64	$(2.18)

Diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$1,132	$571	$(723)
Effect of dilutive securities	11	26	—

Earnings (loss) available to common stockholders including the effect of dilutive securities	$1,143	$597	$(723)

Diluted shares outstanding:
Basic weighted-average shares outstanding	371	348	331
Effect of convertible notes	18	42	—
Effect of restricted stock and employee stock options	1	1	—

Diluted weighted-average shares outstanding	390	391	331

Earnings (loss) per share, diluted	$2.93	$1.53	$(2.18)

Potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and stock options	1	3	5
Convertible notes	3	4	61

	4	7	66

See Notes 3 and 11 of this report for additional information related to the ASR Program, open market share repurchases, open market purchases of the Company’s convertible debt and exchange of shares for redemption of convertible debt.

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

In February 2014, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately

0.3 million shares of restricted stock and 0.5 million of RSUs that vest pro-rata over three years on the anniversary of the grant date. The time vested RSUs are cash-settled based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. In addition, UAL granted 0.6 million RSUs that will vest based on UAL’s return on invested capital for the three years ending December 31, 2016. If this performance condition is achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date (subject to a maximum payment valued at two times the closing stock price on the grant date). The Company accounts for the RSUs as liability awards.

The following table provides information related to UAL’s share-based compensation plan cost for the years ended December 31 (in millions):

	2014	2013	2012
Compensation cost: (a)
RSUs	$104	$88	$37
Restricted stock	10	11	13
Other	—	1	7

Total	$114	$100	$57

(a) All compensation cost is recorded to Salaries and related costs, with the exception of $3 million, $9 million and $9 million in 2014, 2013 and 2012, respectively, that was recorded in integration-related costs as a component of special charges.

The table below summarizes UAL’s unearned compensation and weighted-average remaining period to recognize costs for all outstanding share-based awards that are probable of being achieved for the year ended December 31, 2014 (in millions, except as noted):

	Unearned Compensation	Weighted- Average Remaining Period (in years)
RSUs	$55	1.4
Restricted stock	7	1.4

Total	$62

RSUs and Restricted Stock. All outstanding RSUs are settled in cash. As of December 31, 2014, UAL had recorded a liability of $136 million related to its RSUs. UAL paid $86 million, $29 million and $35 million related to its share-based liabilities during 2014, 2013 and 2012, respectively.

The table below summarizes UAL’s RSUs and restricted stock activity for the years ended December 31 (shares in millions):

	RSUs	Restricted Stock	Weighted- Average Grant Price
Non-vested at December 31, 2011	3.4	1.0	$23.33
Granted	2.0	0.5	24.01
Vested	(0.6)	(0.6)	23.05
Surrendered	(0.5)	(0.1)	24.01

Non-vested at December 31, 2012	4.3	0.8	23.94
Granted	1.8	0.5	25.98
Vested	(0.5)	(0.3)	23.93
Surrendered	(0.2)	(0.1)	24.76

Non-vested at December 31, 2013	5.4	0.9	25.02
Granted	0.9	0.3	43.33
Vested	(2.2)	(0.4)	24.66
Surrendered	(0.3)	(0.1)	28.88

Non-vested at December 31, 2014	3.8	0.7	32.55

The fair value of RSUs and restricted stock vested in 2014, 2013 and 2012 was $97 million, $22 million and $27 million, respectively. The fair value of the restricted stock awards was primarily based upon the UAL common stock price on the date of grant. These awards are accounted for as equity awards. The fair value of the RSUs was based on the UAL common stock price as of the last day preceding the settlement date. These awards were accounted for as liability awards. Restricted stock vesting and the recognition of the expense is similar to the stock option vesting described below.

Stock Options. UAL has not granted any stock options since 2010. Historically, stock options were awarded with exercise prices equal to the fair market value of UAL’s common stock on the date of grant. UAL stock options generally vested over a period of either three or four years and have a contractual life of 10 years. Expense related to each portion of an option grant was recognized on a straight-line basis over the specific vesting period for those options. The Company determined the fair value of stock options at the grant date using a Black Scholes option pricing model. As of December 31, 2014, there were approximately 1 million outstanding stock option awards, all of which were exercisable, with a weighted-average exercise price of $29.73.

NOTE 6 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss) (“AOCI”), net of tax (in millions):

UAL (a)	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost		Unrealized Gains (Losses) on Derivatives	Investments and Other	Total
Balance at December 31, 2011	$(312)		$(100)	$(5)	$(417)

Other comprehensive loss before reclassifications	(747)	(b)	(51)	11	(787)
Amounts reclassified from accumulated other comprehensive income	17		141	—	158

Net current-period other comprehensive income (loss)	(730)		90	11	(629)

Balance at December 31, 2012	$(1,042)		$(10)	$6	$(1,046)

Other comprehensive income before reclassifications	1,584	(b)	39	7	1,630
Amounts reclassified from accumulated other comprehensive income	42		(18)	—	24

Net current-period other comprehensive income (loss)	1,626		21	7	1,654

Balance at December 31, 2013	$584		$11	$13	$608

Other comprehensive income before reclassifications	(1,106)	(b)	(599)	—	(1,705)
Amounts reclassified from accumulated other comprehensive income	(65)		89	(6)	18

Net current-period other comprehensive income (loss)	(1,171)		(510)	(6)	(1,687)

Balance at December 31, 2014	$(587)		$(499)	$7	$(1,079)

Details about AOCI Components	Amount Reclassified from AOCI to Income			Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
	2014	2013	2012
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of (gains) losses into earnings (c)	$89	$(18)	$141	Aircraft fuel
Amortization of pension and post-retirement items
Amortization of unrecognized (gains) losses and prior service cost and the effect of curtailments and settlements (c) (d)	(65)	42	17	Salaries and related costs
Investments and other
Available for sale securities—reclassifications of gains into earnings (c)	(6)	—	—	Miscellaneous, net

(a) UAL and United amounts are substantially the same except for an additional $6 million of income tax benefit at United in 2013. In addition, United had additional gains related to investments and other of $1 million in both 2012 and 2013.

(b) For 2014, prior service credits increased by $3 million and actuarial losses increased by approximately $1.1 billion. For 2013, prior service credits increased by $331 million and actuarial gains increased by approximately $1.3 billion. The amount for 2012 was not material.

(c) Income tax expense for these items was offset by the Company’s valuation allowance.

(d) This accumulated other comprehensive income component is included in the computation of net periodic pension and other postretirement costs (see Note 8 of this report for additional information).

NOTE 7 - INCOME TAXES

The significant components of the income tax expense (benefit) are as follows (in millions):

2014	UAL	United
Current	$(17)	$(17)
Deferred	13	13

	$(4)	$(4)

2013
Current	$(18)	$(18)
Deferred	(14)	1

	$(32)	$(17)

2012
Current	$(14)	$(9)
Deferred	13	13

	$(1)	$4

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows (in millions):

UAL	2014	2013	2012
Income tax provision at statutory rate	$395	$189	$(253)
State income taxes, net of federal income tax	16	5	(15)
Foreign income taxes	2	3	7
Nondeductible employee meals	15	15	12
Nondeductible interest expense	—	—	19
State rate change	—	(33)	—
Valuation allowance	(441)	(219)	234
Other, net	9	8	(5)

	$(4)	$(32)	$(1)

United	2014	2013	2012
Income tax provision at statutory rate	$388	$223	$(230)
State income taxes, net of federal income tax	15	5	(7)
Foreign income taxes	2	3	7
Nondeductible employee meals	15	15	12
Nondeductible interest expense	—	—	19
Derivative market adjustment	(7)	(24)	(15)
State rate change	—	(33)	—
Valuation allowance	(426)	(229)	223
Other, net	9	23	(5)

	$(4)	$(17)	$4

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows (in millions):

	UAL		United
	December 31,		December 31,
	2014	2013	2014	2013
Deferred income tax asset (liability):
Federal and state net operating loss (“NOL”) carryforwards	$3,491	$4,006	$3,423	$3,943
Frequent flyer deferred revenue	2,287	2,254	2,287	2,254
Employee benefits, including pension, postretirement and medical	1,943	1,701	1,943	1,701
Alternative minimum tax credit carryforwards	214	233	214	233
Other	657	340	659	340
Less: Valuation allowance	(4,751)	(4,591)	(4,721)	(4,561)

Total deferred tax assets	$3,841	$3,943	$3,805	$3,910

Depreciation, capitalized interest and other	$(3,212)	$(3,201)	$(3,212)	$(3,201)
Intangibles	(1,545)	(1,585)	(1,545)	(1,585)
Other	(84)	(144)	(48)	(111)

Total deferred tax liabilities	$(4,841)	$(4,930)	$(4,805)	$(4,897)

Net deferred tax liability	$(1,000)	$(987)	$(1,000)	$(987)

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

The federal and state NOL carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carryforwards of $9.6 billion for UAL. If not utilized these federal pre-tax NOLs will expire as follows (in billions): $1.1 in 2024, $2.5 in 2025, $2.0 in 2026 and $4.0 after 2026. In addition, the majority of tax benefits of the state net operating losses of $111 million for UAL will expire over a five to 20-year period.

Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses available positive and negative evidence regarding the Company’s ability to realize its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. To form a conclusion, management considers positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies and negative evidence such as historical losses. Although the Company was not in a three-year cumulative loss position at the end of 2014, management determined that the low level of cumulative pretax income, combined with uncertainty about forecasted results, supports the conclusion that the valuation allowance is still necessary. Management will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of the valuation allowance.

The December 31, 2014 valuation allowances of $4.8 billion and $4.7 billion for UAL and United, respectively, if reversed in future years will reduce income tax expense. The current valuation allowance reflects increases from December 31, 2013 of $160 million, for both UAL and United, including amounts charged directly to other comprehensive income.

The Company’s unrecognized tax benefits related to uncertain tax positions were $9 million, $14 million and $19 million at 2014, 2013 and 2012, respectively. Included in the ending balance at 2014 is $7 million that would affect the Company’s effective tax rate if recognized. The Company does not expect significant increases or decreases in their unrecognized tax benefits within the next twelve months.

There are no significant amounts included in the balance at December 31, 2014 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits related to the Company’s uncertain tax positions (in millions):

	2014	2013	2012
Balance at January 1,	$14	$19	$24
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	(5)	—	(12)
Increase in unrecognized tax benefits as a result of tax positions taken during a prior period	—	—	8
Decrease in unrecognized tax benefits relating from a lapse of the statute of limitations	—	(5)	(1)

Balance at December 31,	$9	$14	$19

The Company’s federal income tax returns for tax years after 2002 remain subject to examination by the Internal Revenue Service (“IRS”) and state taxing jurisdictions. Currently, there are no ongoing examinations of the Company’s prior year tax returns being conducted by the IRS.

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

Changes in benefits that either qualified as curtailments (which reduced prior actuarial losses) or negative plan amendments are detailed in the tables below. Actuarial assumption changes are reflected as a component of the net actuarial gains/(losses) during 2014 and 2013. These amounts will be amortized over the average remaining service life of the covered active employees or the average life expectancy of inactive participants and will impact 2014 and 2013 pension and retiree medical expense as described below.

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in these financial statements for the defined benefit and other postretirement plans (in millions):

	Pension Benefits
	Year Ended December 31, 2014	Year Ended December 31, 2013
Accumulated benefit obligation:	$4,068	$3,383

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,000	$4,526
Service cost	98	121
Interest cost	201	191
Actuarial (gain) loss	807	(464)
Gross benefits paid and settlements	(281)	(269)
Curtailments	—	(84)
Other	(22)	(21)

Projected benefit obligation at end of year	$4,803	$4,000

Change in plan assets:
Fair value of plan assets at beginning of year	$2,397	$2,157
Actual gain on plan assets	151	239
Employer contributions	307	277
Gross benefits paid and settlements	(281)	(269)
Other	(12)	(7)

Fair value of plan assets at end of year	$2,562	$2,397

Funded status—Net amount recognized	$(2,241)	$(1,603)

	Pension Benefits
	December 31, 2014	December 31, 2013
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$2	$49
Current liability	(17)	(2)
Noncurrent liability	(2,226)	(1,650)

Total liability	$(2,241)	$(1,603)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(982)	$(162)
Prior service loss	(1)	—

Total accumulated other comprehensive loss	$(983)	$(162)

	Other Postretirement Benefits
	Year Ended December 31, 2014	Year Ended December 31, 2013
Change in benefit obligation:
Benefit obligation at beginning of year	$1,819	$2,743
Service cost	19	52
Interest cost	88	110
Plan participants’ contributions	67	67
Actuarial (gain) loss	262	(640)
Federal subsidy	4	7
Plan amendments	(3)	(331)
Curtailments	8	8
Gross benefits paid	(212)	(197)

Benefit obligation at end of year	$2,052	$1,819

Change in plan assets:
Fair value of plan assets at beginning of year	$57	$58
Actual return on plan assets	1	1
Employer contributions	144	128
Plan participants’ contributions	67	67
Benefits paid	(212)	(197)
Fair value of plan assets at end of year	57	57

Funded status—Net amount recognized	$(1,995)	$(1,762)

	Other Postretirement Benefits
	December 31, 2014	December 31, 2013
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(62)	$(59)
Noncurrent liability	(1,933)	(1,703)

Total liability	$(1,995)	$(1,762)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$233	$555
Prior service credit	278	306

Total accumulated other comprehensive income	$511	$861

The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets at December 31 (in millions):

	2014	2013
Projected benefit obligation	$4,625	$3,820
Accumulated benefit obligation	3,930	3,245
Fair value of plan assets	2,387	2,176

Net periodic benefit cost for the years ended December 31 included the following components (in millions):

	2014		2013		2012
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$98	$19	$121	$52	$99	$50
Interest cost	201	88	191	110	184	124
Expected return on plan assets	(180)	(2)	(163)	(2)	(138)	(2)
Curtailment loss	—	—	2	2	—	—
Amortization of prior service credits	—	(31)	—	(3)	(1)	—
Settlement (gain) loss	1	—	(10)	—	1	—
Amortization of unrecognized actuarial (gain) loss	12	(47)	48	3	21	(3)

Net periodic benefit cost	$132	$27	$189	$162	$166	$169

The estimated amounts that will be amortized in 2015 out of accumulated other comprehensive income (loss) into net periodic benefit cost are as follows (in millions):

	Pension Benefits	Other Postretirement Benefits
Actuarial (gain) loss	$87	$(22)
Prior service credit	—	(32)

The assumptions used for the benefit plans were as follows:

	Pension Benefits
Assumptions used to determine benefit obligations	2014	2013
Discount rate	4.20%	5.09%
Rate of compensation increase	3.66%	3.49%

Assumptions used to determine net expense
Discount rate	5.10%	4.48%
Expected return on plan assets	7.36%	7.56%
Rate of compensation increase	3.50%	2.48%

	Other Postretirement Benefits
Assumptions used to determine benefit obligations	2014	2013
Discount rate	4.07%	4.94%

Assumptions used to determine net expense
Discount rate	4.94%	4.12%
Expected return on plan assets	4.00%	4.00%
Health care cost trend rate assumed for next year	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2023)	5.00%	5.00%

During 2014, the Company experienced changes in its benefit obligations related to changes in discount rates and mortality tables in its pension plans and other postretirement benefit plans. The Company used the Society of Actuaries’ 2014 mortality tables, modified to reflect the Social Security Administration Trustee’s Report on current projections regarding expected longevity improvements.

The Company selected the 2014 discount rate for most of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2014, that would provide the necessary cash flows to match projected benefit payments.

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

	Percent of Total	Expected Long-Term Rate of Return

Equity securities	40-54%	10%
Fixed-income securities	26-34	4
Alternatives	14-20	7
Other	4-8	6

One-hundred percent of other postretirement plan assets are invested in a deposit administration fund.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement plans. A 1% change in the assumed health care trend rate for the Company would have the following additional effects (in millions):

	1% Increase	1% Decrease
Effect on total service and interest cost for the year ended December 31, 2014	$13	$(11)
Effect on postretirement benefit obligation at December 31, 2014	254	(220)

A one percentage point decrease in the weighted average discount rate would increase the postretirement benefit liability by approximately $247 million and increase the estimated 2014 benefits expense by approximately $10 million.

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

Assets and liabilities measured at fair value are based on the valuation techniques identified in the tables below. The valuation techniques are as follows:

(a) Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities; and

(b) Income approach. Techniques to convert future amounts to a single current value based on market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables present information about United’s pension and other postretirement plan assets at December 31 (in millions):

	2014				2013
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity securities funds	$1,181	$388	$793	$—	$1,158	$389	$769	$—
Fixed-income securities	813	—	813	—	702	—	698	4
Alternatives	359	—	148	211	405	—	199	206
Insurance contract	21	—	—	21	26	—	—	26
Other investments	188	—	165	23	106	—	106	—

Total	$2,562	$388	$1,919	$255	$2,397	$389	$1,772	$236

Other Postretirement Benefit Plan Assets:
Deposit administration fund	$57	$—	$—	$57	$57	$—	$—	$57

Equity and Fixed-Income Securities. Equity securities include investments in both developed market and emerging market equity securities. Fixed-income securities include primarily U.S. and non-U.S. government fixed-income securities and U.S. and non-U.S corporate fixed-income securities.

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

The reconciliation of United’s defined benefit plan assets measured at fair value using unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013 is as follows (in millions):

	2014	2013
Balance at beginning of year	$293	$256
Actual return on plan assets:
Sold during the year	7	15
Held at year end	6	7
Purchases, sales, issuances and settlements (net)	6	15

Balance at end of year	$312	$293

Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. United’s contributions reflected above have satisfied its required contributions through the 2014 calendar year. In 2015, employer anticipated contributions to all of United’s pension and postretirement plans are at least $400 million and approximately $120 million, respectively.

The estimated future benefit payments, net of expected participant contributions, in United’s pension plans and other postretirement benefit plans as of December 31, 2014 are as follows (in millions):

	Pension	Other Postretirement	Other Postretirement— subsidy receipts
2015	$299	$125	$6
2016	283	126	7
2017	294	129	8
2018	291	132	9
2019	293	135	9
Years 2020 – 2024	1,581	732	56

Defined Contribution Plans

Depending upon the employee group, employer contributions consist of matching contributions and/or non-elective employer contributions. United’s employer contribution percentages vary from 1% to 16% of eligible earnings depending on the terms of each plan. United recorded contributions to its defined contribution plans of $503 million, $433 million and $330 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Multi-Employer Plans

United’s participation in the IAM National Pension Plan (“IAM Plan”) for the annual period ended December 31, 2014 is outlined in the table below. There have been no significant changes that affect the comparability 2014 and 2013 contributions. The risks of participating in these multi-employer plans are different from single-employer plans, as United may be subject to additional risks that others do not meet their obligations, which in certain circumstances could revert to United. The IAM Plan reported $368 million in employers’ contributions for the year ended December 31, 2013. For 2013, the Company’s contributions to the IAM Plan represented more than 5% of total contributions to the IAM Plan.

Pension Fund	IAM National Pension Fund
EIN/ Pension Plan Number	51-6031295 - 002
Pension Protection Act Zone Status (2014 and 2013)	Green Zone. Plans in the green zone are at least 80 percent funded.
FIP/RP Status Pending/Implemented	No
United’s Contributions	$39 million, $38 million and $36 million in the years ended December 31, 2014, 2013 and 2012, respectively
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	N/A

At the date the financial statements were issued, Forms 5500 were not available for the plan year ending in 2014.

Profit Sharing

Substantially all employees participated in profit sharing, which depending on the work group and the Company’s earnings thresholds, determines profit sharing payments based on receiving a portion of 5% to 20% of total pre-tax earnings, excluding special items, profit sharing expense and share-based compensation expense, to eligible employees. Eligible U.S. co-workers in each participating work group received a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. The international profit sharing plan paid eligible non-U.S. co-workers based on the calculation under the U.S. profit sharing plan for management and administrative employees. The Company recorded profit sharing and related payroll tax expense of $235 million, $190 million and $119 million in 2014, 2013 and 2012, respectively. Profit sharing expense is recorded as a component of Salaries and related costs in the Company’s consolidated statements of operations.

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

The table below presents disclosures about the fair value of financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements as of December 31 (in millions):

	2014				2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$2,002	$2,002	$—	$—	$3,220	$3,220	$—	$—
Short-term investments:
Asset-backed securities	901	—	901	—	694	—	694	—
Corporate debt	876	—	876	—	685	—	685	—
Certificates of deposit placed through an account registry service (“CDARS”)	256	—	256	—	301	—	301	—
U.S. government and agency notes	68	—	68	—	38	—	38	—
Auction rate securities	26	—	—	26	105	—	—	105
Other fixed income securities	255	—	255	—	78	—	78	—
Enhanced equipment trust certificates (“EETC”)	28	—	—	28	61	—	—	61
Fuel derivatives asset (liability), net	(717)	—	(717)	—	104	—	104	—
Foreign currency derivatives	2	—	2	—	1	—	1	—
Restricted cash	320	320	—	—	395	395	—	—

	United
Cash and cash equivalents	$1,996	$1,996	$—	$—	$3,214	$3,214	$—	$—
Short-term investments:
Asset-backed securities	901	—	901	—	694	—	694	—
Corporate debt	876	—	876	—	685	—	685	—
CDARS	256	—	256	—	301	—	301	—
U.S. government and agency notes	68	—	68	—	38	—	38	—
Auction rate securities	26	—	—	26	105	—	—	105
Other fixed income securities	255	—	255	—	78	—	78	—
EETC	28	—	—	28	61	—	—	61
Fuel derivatives asset (liability), net	(717)	—	(717)	—	104	—	104	—
Foreign currency derivatives	2	—	2	—	1	—	1	—
Restricted cash	320	320	—	—	395	395	—	—
Convertible debt derivative asset	712	—	—	712	480	—	—	480
Convertible debt option liability	(511)	—	—	(511)	(270)	—	—	(270)

Available-for-sale investment maturities—The short-term investments shown in the table above are classified as available-for-sale. As of December 31, 2014, asset-backed securities have remaining maturities of less than one year to approximately 40 years, corporate debt securities have remaining maturities of less than one year to approximately six years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately four years.

The tables below present disclosures about the activity for “Level 3” financial assets and financial liabilities for the year ended December 31 (in millions):

	2014				2013
	UAL and United		United		UAL and United		United
	Student Loan-Related Auction Rate Securities	EETC	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability	Student Loan-Related Auction Rate Securities	EETC	Convertible Debt Supplemental Derivative Asset	Convertible Debt Conversion Option Liability

Balance at January 1	$105	$61	$480	$(270)	$116	$63	$268	$(128)
Purchases, (sales), issuances and settlements (net)	(84)	(33)	(62)	34	(19)	(4)	—	—
Gains and (losses):
Reported in earnings:
Realized	10	1	(5)	5	3	—	—	—
Unrealized	—	—	299	(280)	1	—	212	(142)
Reported in other comprehensive income (loss)	(5)	(1)	—	—	4	2	—	—

Balance at December 31	$26	$28	$712	$(511)	$105	$61	$480	$(270)

United’s debt-related derivatives presented in the tables above relate to (a) supplemental indentures that provide that United’s convertible debt is convertible into shares of UAL common stock upon the terms and conditions specified in the indentures, and (b) the embedded conversion options in United’s convertible debt that are required to be separated and accounted for as though they are free-standing derivatives as a result of the United debt becoming convertible into the common stock of a different reporting entity. The derivatives described above relate to the 6% Convertible Junior Subordinated Debentures due 2030 (the “6% Convertible Debentures”) and the 4.5% Convertible Notes. Gains (losses) on these derivatives are recorded in Nonoperating income (expense): Miscellaneous, net in United’s Statements of Consolidated Operations. These derivatives along with their gains (losses) are reported in United’s separate financial statements and are eliminated in consolidation for UAL.

In October 2014, United used cash to retire, at par, the entire $248 million principal balance of the 6% Convertible Debentures. In January 2015, the holders of substantially all of the remaining $202 million principal amount of the 4.5% Convertible Notes exercised their conversion options. The derivative assets and liabilities associated with the 6% Convertible Debentures and the 4.5% Convertible Notes were settled in connection with the retirement of the related convertible debt. See Note 11 of this report for additional information related to the 6% Convertible Debentures and the 4.5% Convertible Notes.

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of December 31 (in millions):

	Fair Value of Debt by Fair Value Hierarchy Level
	2014					2013
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
UAL debt	$11,434	$12,386	$—	$8,568	$3,818	$11,539	$12,695	$—	$8,829	$3,866
United debt	11,433	12,386	—	8,568	3,818	11,388	12,249	—	8,383	3,866

Quantitative Information About Level 3 Fair Value Measurements as of December 31, 2014 ($ in millions)

Item	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Input Value
Auction rate securities	$26	Valuation Service / Broker Quotes	Broker quotes (a)	NA
EETC	28	Discounted Cash Flows	Structure credit risk (b)	4%
Convertible debt derivative asset	712	Binomial Lattice Model	Expected volatility (c) Own credit risk (d)	40% 5%
Convertible debt option liability	(511)	Binomial Lattice Model	Expected volatility (c) Own credit risk (d)	40% 5%

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

NOTE 10 - HEDGING ACTIVITIES

Fuel Derivatives

The Company routinely hedges a portion of its future fuel requirements. As of December 31, 2014, the Company had hedged approximately 22% and 1% of its projected fuel requirements (859 million and 35 million gallons, respectively) for 2015 and 2016, respectively, with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of December 31, 2014, the Company had fuel hedges expiring through March 2016. The Company does not enter into derivative instruments for non-risk management purposes.

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

At December 31, the Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

Classification	Balance Sheet Location	2014	2013
Derivatives designated as cash flow hedges
Assets:
Fuel contracts due within one year	Receivables	$—	$19
Fuel contracts with maturities greater than one year	Other assets: Other, net	—	6

Total assets		$—	$25

Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$450	$—
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	27	—

		$477	$—

Derivatives not designated for hedge accounting
Assets:
Fuel contracts due within one year	Receivables	$6	$70
Fuel contracts with maturities greater than one year	Other assets: Other, net	—	9

Total assets		$6	$79

Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$244	$—
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	2	—

Total liabilities		$246	$—

Total derivatives
Assets:
Fuel contracts due within one year	Receivables	$6	$89
Fuel contracts with maturities greater than one year	Other assets: Other, net	—	15

Total assets		$6	$104

Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$694	$—
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	29	—

Total liabilities		$723	$—

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company posted $577 million of collateral with fuel derivative counterparties as of December 31, 2014. The collateral is recorded as Fuel hedge collateral deposits on the Company’s balance sheet. The Company did not post or hold collateral as of December 31, 2013.

We have master trading agreements with all of our fuel hedging counterparties that allow us to net our fuel hedge derivative positions. We have elected not to net the fair value positions and collateral recorded on our consolidated balance sheets. The following table shows the potential net fair value positions (including fuel derivatives and related collateral) had we elected to offset. The table reflects offset at the counterparty level (in millions):

	December 31, 2014	December 31, 2013
Receivables	$—	$89
Other assets: Other, net	—	15
Current liabilities: Other	(209)	—
Other liabilities and deferred credits: Other	(30)	—

Hedge derivatives assets (liabilities), net	$(239)	$104

The following tables present the fuel hedge gains (losses) recognized during the periods presented and their classification in the financial statements (in millions):

Derivatives designated as cash flow hedges

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Fuel Expense) (Effective Portion)		Amount of Gain (Loss) Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	2014	2013	2014	2013	2014	2013
Fuel contracts	$(599)	$39	$(89)	$18	$(3)	$5

Derivatives not designated for hedge accounting

	Amount of Gain (Loss) Recognized in Nonoperating income (expense): Miscellaneous, net
	2014	2013	2012
Fuel contracts	$(462)	$79	$38

NOTE 11 - DEBT

(In millions)	At December 31,
	2014	2013
United:
Secured
Notes payable, fixed interest rates of 1.42% to 12.00% (weighted average rate of 5.86% as of December 31, 2014), payable through 2026	$7,464	$6,279
Notes payable, floating interest rates of the London Interbank Offered Rate (“LIBOR”) plus 0.20% to 5.46%, payable through 2026	1,151	1,243
Term loan, LIBOR subject to a 0.75% floor, plus 2.75%, or alternative rate based on certain market rates plus 1.75%, due 2019	884	893
Term loan, LIBOR subject to a 0.75% floor, plus 3.00%, or alternative rate based on certain market rates plus 2%, due 2021	499	—
6.75% Senior Secured Notes due 2015	—	800
Unsecured
6% Notes due 2026 to 2028 (a)	632	652
6% Senior Notes due 2020 (a)	300	300
6.375% Senior Notes due 2018 (a)	300	300
4.5% Convertible Notes due 2015	202	230
8% Notes due 2024 (a)	—	400
6% Convertible Junior Subordinated Debentures due 2030	—	248
4.5% Senior Limited-Subordination Convertible Notes due 2021 (a)	—	156
Other	101	103

	11,533	11,604

Less: unamortized debt discount	(99)	(169)
Less: current portion of long-term debt—United	(1,313)	(1,368)

Long-term debt, net—United (b)	$10,121	$10,067

UAL:
6% Convertible Senior Notes due 2029	$—	$104

Long-term debt, net—UAL	$10,121	$10,171

(a) UAL is the issuer of this debt. United is a guarantor.

(b) As further described below under “Convertible Debt Securities and Derivatives,” there is a basis difference between UAL and United debt values, because we applied different accounting methodologies. The United debt presented above does not agree to United’s balance sheet by the amount of this adjustment.

The table below presents the Company’s contractual principal payments at December 31, 2014 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

UAL and United
2015	$1,313
2016	1,195
2017	755
2018	1,269
2019	1,721
After 2019	5,280

$11,533

As of December 31, 2014, a substantial portion of the Company’s assets, principally aircraft, route authorities and certain other intangible assets, were pledged under various loan and other agreements. As of December 31, 2014, UAL and United were in compliance with their respective debt covenants. Continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.

United secured debt

2013 Credit and Guaranty Agreement. On March 27, 2013, United and UAL entered into the Credit and Guaranty Agreement (the “Credit Agreement”) as the borrower and guarantor, respectively. The Company’s Credit Agreement originally consisted of a $900 million term loan due April 1, 2019 and a $1.0 billion revolving credit facility available for drawing until April 1, 2018.

On March 27, 2013, the Company used $900 million from the Credit Agreement, together with approximately $300 million of cash, to retire the entire principal balance of a $1.2 billion term loan due 2014 that was outstanding under United’s Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007 (the “Amended Credit Facility”). The Amended Credit Facility was terminated concurrently with the repayment of the term loan.

In March 2014, United amended the Credit Agreement to reduce the interest rate payable on the existing $893 million term loan from LIBOR plus a margin of 3.0% per annum to LIBOR plus a margin of 2.75% per annum, subject to a 0.75% floor. Borrowings under the revolving credit facility under the Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 3.0% per annum, or another rate based on certain market interest rates, plus a margin of 2.0% per annum. The principal amount of the term loan must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof, commencing on June 30, 2013, with any unpaid balance due on April 1, 2019. United may prepay all or a portion of the loan from time to time, at par plus accrued and unpaid interest. United pays a commitment fee equal to 0.75% per-annum on the undrawn amount available under the revolving credit facility.

The Credit Agreement requires United to repay the term loan and any other outstanding borrowings under the Credit Agreement at par plus accrued and unpaid interest if certain changes of control of UAL occur.

In September 2014, United borrowed a $500 million term loan under the Credit Agreement, of which $499 million is outstanding. The loan is due September 2021 and bears interest at LIBOR plus a margin of 3.0% per annum, subject to a 0.75% floor. The $500 million term loan ranks pari passu with the $900 million term loan that United originally borrowed under the Credit Agreement, of which $884 million is outstanding. Also in September 2014, UAL amended its revolving credit facility under the Credit Agreement increasing the capacity from $1.0 billion to $1.35 billion and establishing the maturity date for $1.315 billion in lender commitments as January 2, 2019.

As of December 31, 2014, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s Credit Agreement.

As of December 31, 2014, United had cash collateralized $74 million of letters of credit. United also had $410 million of performance bonds and letters of credit relating to various real estate, customs and aircraft financing obligations at December 31, 2014. Most of the letters of credit have evergreen clauses and are expected to be renewed on an annual basis and the performance bonds have expiration dates through 2019.

6.75% Senior Secured Notes due 2015. In September 2014, United retired, at par, the entire $800 million principal balance of its 6.75% Senior Secured Notes due 2015, which had originally been issued in August 2010.

EETCs. United has $7.2 billion principal amount of equipment notes outstanding issued under EETC financings included in notes payable in the table of outstanding debt above. Generally, the structure of these EETC financings consist of pass-through trusts created by United to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by United and secured by its aircraft. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on United’s consolidated balance sheet because the proceeds held by the depositary are not United’s assets.

In August 2014, April 2014 and August 2013, United created separate EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. United expects to receive all proceeds from these pass-through trusts by the end of 2015. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2014 are as follows (in millions, except stated interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of December 31, 2014	Proceeds received from issuance of debt during 2014	Remaining proceeds from issuance of debt to be received in future periods
August 2014	A	$823	September 2026	3.75%	$112	$112	$711
August 2014	B	238	September 2022	4.625%	32	32	206
April 2014	A	736	April 2026	4.0%	736	736	—
April 2014	B	213	April 2022	4.75%	213	213	—
August 2013	A	720	August 2025	4.3%	720	567	—
August 2013	B	209	August 2021	5.375%	209	165	—

		$2,939			$2,022	$1,825	$917

United unsecured debt

6% Senior Notes due 2020. In November 2013, UAL issued $300 million aggregate principal amount of 6% Senior Notes due December 1, 2020 (the “6% Senior Notes”). The notes are fully and unconditionally guaranteed and recorded by United on its balance sheet as debt. The indenture for the 6% Senior Notes requires UAL to offer to repurchase the notes for cash if certain changes of control of UAL occur at a purchase price equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.

6.375% Senior Notes due 2018. In May 2013, UAL issued $300 million aggregate principal amount of 6.375% Senior Notes due June 1, 2018 (the “6.375% Senior Notes”). The notes are fully and unconditionally guaranteed and recorded by United on its balance sheet as debt. The indenture for the 6.375% Senior Notes includes the same change of control covenant as the indenture for the 6% Senior Notes.

4.5% Convertible Notes due 2015. The 4.5% Convertible Notes were convertible by holders into shares of UAL common stock at a conversion price of approximately $18.93 per share. During 2014, United used $62 million of cash to purchase and retire $28 million aggregate principal amount of its 4.5% Convertible Notes in market transactions. UAL recorded $34 million of the repurchase cost as a reduction of additional paid-in capital. At December 31, 2014, the remaining balance of these notes was $202 million. In January 2015, the holders of substantially all of the remaining $202 million principal amount of the 4.5% Convertible Notes exercised their conversion option resulting in the issuance of 11 million shares of UAL common stock.

8% Notes due 2024. UAL redeemed in cash at par value all $400 million aggregate principal amount of the 8% Notes due 2024 (the “8% Notes”) on January 17, 2014. The 8% Notes were recorded in current liabilities as of December 31, 2013.

6% Convertible Junior Subordinated Debentures due 2030. In October 2014, United used cash to retire, at par, the entire $248 million principal balance of the 6% Convertible Debentures and the 6% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES). UAL accounted for this debt extinguishment in Nonoperating income (expense): Miscellaneous, net for approximately $64 million in the fourth quarter of 2014.

4.5% Senior Limited-Subordination Convertible Notes due 2021. On January 10, 2014, UAL called all of the 4.5% Notes that remained outstanding for redemption on February 10, 2014. As a result, holders of substantially all of the remaining $156 million outstanding principal amount of the 4.5% Notes exercised their right to convert such notes into approximately five million shares of UAL common stock at a conversion rate of 30.6419 shares of UAL common stock per $1,000 principal amount of 4.5% Notes.

Convertible Debt Securities and Derivatives. UAL, United and the trustee for the 6% Convertible Debentures and the 4.5% Convertible Notes were parties to supplemental indentures that made United’s convertible debt convertible into shares of UAL common stock. For purposes of United separate-entity reporting, as a result of the remaining outstanding debt having been convertible into the stock of a non-consolidated entity, the embedded conversion options in United’s convertible debt are required to be separated and accounted for as though they are free-standing derivatives. As a result, the carrying value of United’s debt, net of current maturities, on a separate-entity reporting basis as of December 31, 2014 and December 31, 2013 was $1 million and $47 million, respectively, lower than the consolidated UAL carrying value on those dates.

In addition, UAL’s contractual commitment to provide common stock to satisfy United’s obligation upon conversion of the debt is an embedded call option on UAL common stock that was also required to be separated and accounted for as though it were a free-standing derivative. The fair value of the indenture derivatives on a separate-entity reporting basis as of December 31, 2014 and December 31, 2013 was an asset of $712 million and $480 million, respectively. The fair value of the embedded conversion options as of December 31, 2014 and December 31, 2013, was a liability of $511 million and $270 million, respectively. The 2013 balances of the indenture derivatives and conversion options included amounts related to the 6% Convertible Debentures and the 4.5% Convertible Notes. The 6% Convertible Debentures and their related indenture derivative and conversion options were retired in 2014. The initial contribution of the indenture derivatives to United by UAL is accounted for as additional paid-in capital in United’s separate-entity financial statements. Changes in fair value of both the indenture derivatives and the embedded conversion options subsequent to October 1, 2010 are recognized in Nonoperating income (expense).

UAL

6% Convertible Senior Notes due 2029. During 2013, UAL issued approximately 28 million shares of UAL common stock pursuant to agreements that UAL entered into with certain holders of its 6% Convertible Senior Notes in exchange for approximately $240 million in aggregate principal amount of these notes held by such securityholders. The Company retired the 6% Convertible Senior Notes acquired in the exchange. In 2014, UAL issued approximately 12 million shares of UAL common stock in exchange for, or upon conversion of, $104 million in aggregate principal amount of UAL’s outstanding 6% Convertible Senior Notes held by the holders of these notes. The Company retired the 6% Convertible Senior Notes acquired in the exchange.

The collateral, covenants and cross default provisions of the Company’s principal debt instruments that contain such provisions are summarized in the table below:

Debt Instrument	Collateral, Covenants and Cross Default Provisions
Credit Agreement

Secured by certain of United’s international route authorities, specified take-off and landing slots at certain airports and certain other assets.

The Credit Agreement requires the Company to maintain at least $3.0 billion of unrestricted liquidity at all times, which includes unrestricted cash, short-term investments and any undrawn amounts under any revolving credit facility, and to maintain a minimum ratio of appraised value of collateral to the outstanding obligations under the Credit Agreement of 1.67 to 1.0 at all times. The Credit Agreement contains covenants that, among other things, restrict the ability of UAL and its restricted subsidiaries (as defined in the Credit Agreement) to incur additional indebtedness and to pay dividends on or repurchase stock.

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

NOTE 12 - ADVANCED PURCHASE OF MILES

United previously sold MileagePlus miles to Chase which United recorded as Advanced Purchase of Miles. United has the right, but is not required, to repurchase the pre-purchased miles from Chase during the term of the agreement. The balance of pre-purchased miles is eligible to be allocated by Chase to MileagePlus members’ accounts by a maximum of $224 million in 2015, $249 million in 2016 and the remainder in 2017. The Co-Brand

Agreement contains termination penalties that may require United to make certain payments and repurchase outstanding pre-purchased miles in cases such as United’s insolvency, bankruptcy or other material breaches. The Company has recorded these amounts as advanced purchase of miles in the liabilities section of the Company’s consolidated balance sheets.

The obligations of UAL, United and Mileage Plus Holdings, LLC to Chase under the Co-Brand Agreement are joint and several. Certain of United’s obligations under the Co-Brand Agreement are secured by a junior lien in all collateral pledged by United under the Credit Agreement. United also provides a first priority lien to Chase on its MileagePlus assets to secure certain of its obligations under the Co-Brand Agreement and its obligations under the new combined credit card processing agreement among United, Paymentech, LLC and JPMorgan Chase.

NOTE 13 - LEASES AND CAPACITY PURCHASE AGREEMENTS

United leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles.

At December 31, 2014, United’s scheduled future minimum lease payments under operating leases having initial or remaining noncancelable lease terms of more than one year, aircraft leases, including aircraft rent under CPAs and capital leases (substantially all of which are for aircraft) were as follows (in millions):

	Capital Leases (a)	Facility and Other Operating Leases (b)	Aircraft Operating Leases (c)
2015	$168	$1,283	$1,446
2016	154	1,123	1,247
2017	115	1,089	1,147
2018	104	842	908
2019	38	766	682
After 2019	495	7,919	1,910

Minimum lease payments	$1,074	$13,022	$7,340

Imputed interest	(393)

Present value of minimum lease payments	681
Current portion	(110)

Long-term obligations under capital leases	$571

(a) As of December 31, 2014, United’s aircraft capital lease minimum payments relate to leases of 37 mainline and 38 regional aircraft as well as to leases of nonaircraft assets. Imputed interest rate ranges are 3.5% to 18.3%.

(b) See Note 17 of this report for additional information related to facility and other operating leases at Hopkins International Airport (“Cleveland”).

(c) The operating lease payments presented above include future payments of $72 million related to 21 nonoperating aircraft as of December 31, 2014.

Aircraft operating leases have initial terms of six to twenty-eight years, with expiration dates ranging from 2015 through 2024. Under the terms of most leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at fair market value or a percentage of cost. United has facility operating leases that extend to 2041.

United is the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $1.5 billion of underlying debt and interest thereon as of December 31, 2014. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning a variable interest entity (“VIE”). To the extent United’s leases and related guarantees are with a separate legal entity other than a governmental entity, United is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option, or similar feature.

In September 2014, United entered into a 10-year lease extension through 2035 with the City and County of Denver to continue its use of the airport terminal space at Denver International Airport. This extension is expected to result in annual cost savings through 2025 for the Company.

In November 2013, United signed a lease amendment with the City of Los Angeles and Los Angeles World Airports (“LAWA”) to its terminal facilities lease at Los Angeles International Airport (“LAX”). The amendment allows United to make approximately $450 million in renovations at LAX that we expect to complete in late 2017. United will fund the cost of these renovations and LAWA will acquire the improvements at the end of each designated construction phase through a cash payment at the construction cost. United expects to be considered the owner of the property during and after the construction period for accounting purposes. As a result, the construction project will be included on the Company’s balance sheet as operating property and equipment and with the construction obligation under other liabilities.

United’s nonaircraft rent expense was approximately $1.4 billion, $1.3 billion and $1.3 billion for the years ended December 31, 2014, 2013 and 2012, respectively.

In addition to nonaircraft rent and aircraft rent, which is separately presented in the consolidated statements of operations, United had aircraft rent related to regional aircraft operating leases, which is included as part of regional capacity purchase expense in United’s consolidated statement of operations, of $442 million, $428 million and $463 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In connection with UAL Corporation’s and United Air Lines, Inc.’s fresh-start reporting requirements upon their exit from Chapter 11 bankruptcy protection in 2006 and the Company’s acquisition accounting adjustments related to the Company’s merger transaction in 2010, lease valuation adjustments for operating leases were initially recorded in the consolidated balance sheet, representing the net present value of the differences between contractual lease rates and the fair market lease rates for similar leased assets at the time. An asset (liability) results when the contractual lease rates are more (less) favorable than market lease terms at the valuation date. The lease valuation adjustment is amortized on a straight-line basis as an increase (decrease) to rent expense over the individual applicable remaining lease terms, resulting in recognition of rent expense as if United had entered into the leases at market rates. The related remaining lease terms are one to ten years for United. The lease valuation adjustments are classified within other noncurrent liabilities and the net accretion amounts are $160 million, $173 million and $240 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Regional CPAs

United has CPAs with certain regional carriers. We purchase all of the capacity from the flights covered by the CPA at a negotiated price. We pay the regional carrier a pre-determined rate, subject to annual inflation adjustments, primarily for block hours flown (the hours from gate departure to gate arrival) and other operating factors and reimburse the regional carrier for various pass-through expenses related to the flights. Under the CPAs, we are responsible for the cost of providing fuel for all flights and for paying aircraft rent for all of the aircraft covered by the CPAs. Generally, the CPAs contain incentive bonus and rebate provisions based upon each regional carrier’s operational performance. United’s CPAs are for 566 regional aircraft, and the CPAs have terms expiring through 2029. Aircraft operated under CPAs include aircraft leased directly from the regional carriers and those owned by United or leased from third-party lessors and operated by the regional carriers.

In September 2014, United entered into an amendment to a contract with Shuttle America Corporation (“Shuttle America”), a wholly-owned subsidiary of Republic Airways Holdings, for Shuttle America to operate 50 new Embraer S.A. (“Embraer”) 175 aircraft under the United Express brand and extend the term of 38 existing Embraer 170 aircraft operating under the United Express brand. Shuttle America will acquire fifty 76-seat Embraer E175 aircraft with deliveries from 2015 through 2017, although United has the right to acquire the aircraft under certain circumstances and lease the aircraft to Shuttle America. These 50 aircraft are in addition to United’s other 70 Embraer E175 aircraft that are currently being operated or will in the future be operated by different United Express carriers under CPAs. In a separate but related amendment with Republic Airways Holdings Inc. and its subsidiary, Republic Airline Inc. (“Republic”), United and Republic agreed to remove 31 Q400 aircraft from United Express service in 2015 and 2016.

In May 2013, United entered into a CPA with SkyWest Airlines, Inc. (“SkyWest”), a wholly-owned subsidiary of SkyWest, Inc. to operate 40 Embraer E175 aircraft under the United Express brand. As of December 31, 2014, SkyWest is operating 19 of these aircraft and expects to bring into service the remaining 21 aircraft in 2015.

In April 2013, United agreed to purchase 30 Embraer E175 aircraft. In August 2013, United entered into a CPA with Mesa Air Group, Inc. and Mesa Airlines, Inc. (“Mesa”), a wholly-owned subsidiary of Mesa Air Group, Inc., for Mesa to operate these 30 Embraer E175 aircraft under the United Express brand. As of December 31, 2014, Mesa is operating 14 of these aircraft with the remaining aircraft to be brought into service in 2015.

Our future commitments under our CPAs are dependent on numerous variables, and are therefore difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. United’s estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to ExpressJet or deemed to be leased from other regional carriers and facility rent that are disclosed as part of aircraft and nonaircraft operating leases. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier’s operational performance will remain at historic levels and (5) an annual projected inflation rate. These amounts exclude variable pass-through costs such as fuel and landing fees, among others. Based on these assumptions as of December 31, 2014, our future payments through the end of the terms of our CPAs are presented in the table below (in millions):

2015	$1,893
2016	1,760
2017	1,653
2018	1,301
2019	973
After 2019	3,497

$11,077

It is important to note that the actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. For example, a 10% increase or decrease in scheduled block hours for all of United’s regional operators (whether as a result of changes in average daily utilization or otherwise) in 2015 would result in a corresponding change in annual cash obligations under the CPAs of approximately $152 million (8.0%).

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

The Company’s evaluation of its association with VIEs is described below:

Aircraft Leases. We are the lessee in a number of operating leases covering the majority of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for VIEs. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case for many of our operating leases; however, leases of approximately 60 mainline jet aircraft contain a fixed-price purchase option that allow United to purchase the aircraft at predetermined prices on specified dates during the lease term. Additionally, leases covering approximately 239 leased regional jet aircraft contain an option to purchase the aircraft at the end of the lease term at prices that, depending on market conditions, could be below fair value. United has not consolidated the related trusts because, even taking into consideration these purchase options, United is still not the primary beneficiary. United’s maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments in Note 13 of this report.

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Commitments. As of December 31, 2014, United had firm commitments to purchase aircraft from The Boeing Company (“Boeing”), Embraer and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a) (b)
Airbus A350-1000	35
Boeing 737-900ER	34
Boeing 737 MAX 9	100
Boeing 787-9/-10	51
Embraer E175	11
(a) United also has options and purchase rights for additional aircraft. (b) United also has committed to purchase two used 737-700 aircraft in 2015.

The aircraft listed in the table above are scheduled for delivery from 2015 through 2025.

The table below summarizes United’s commitments as of December 31, 2014 (including those assigned from UAL), which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets for the years ended December 31 (in billions):

2015	$3.2
2016	2.3
2017	1.3
2018	2.2
2019	3.3
After 2019	10.7

$23.0

Any incremental firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

As of December 31, 2014, United has arranged for EETC financing for 20 of our 2015 aircraft deliveries, including 11 Boeing 737-900ER aircraft, four Boeing 787-9 aircraft and five Embraer E175 aircraft. In addition, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures.

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

As of December 31, 2014, United is the guarantor of approximately $1.8 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.5 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. These tax-exempt special facilities revenue bonds are included in our lease commitments disclosed in Note 13 of this report. The leasing arrangements associated with $290 million of these obligations are accounted for as capital leases. All of these bonds are due between 2015 and 2038.

In United’s financing transactions that include loans, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2014, the Company had $2.5 billion of floating rate debt and $159 million of fixed rate debt, with remaining terms of up to twelve years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to twelve years and an aggregate balance of $2.7 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2014, approximately $1.4 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2014, the Company’s contingent exposure was approximately $239 million principal amount of such bonds based on its recent consortia participation. The Company’s contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2015 to 2041. The Company did not record a liability at the time these indirect guarantees were made.

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

Labor Negotiations. As of December 31, 2014, United, including its subsidiaries, had approximately 84,000 employees. Approximately 80% of United’s employees were represented by various U.S. labor organizations as of December 31, 2014. During 2014, United’s maintenance instructor, load planner, fleet technical instructor, security officer and dispatcher work groups ratified new joint labor agreements. We are in the process of negotiating joint collective bargaining agreements with our technicians and flight attendants.

NOTE 16 - STATEMENT OF CONSOLIDATED CASH FLOWS - SUPPLEMENTAL DISCLOSURES

Supplemental disclosures of cash flow information and non-cash investing and financing activities for the years ended December 31 are as follows (in millions):

2014	UAL	United
Cash paid (refunded) during the period for:
Interest (net of amounts capitalized)	$748	$748
Income taxes	(16)	(16)
Non-cash transactions:
Net property and equipment acquired through issuance of debt	$1,114	$1,114
Airport construction financing	14	14
Exchanges of certain 4.5% Notes and 6% Convertible Senior Notes for common stock	260	156
Transfer of UAL subsidiaries to United	—	186

2013
Cash paid (refunded) during the period for:
Interest (net of amounts capitalized)	$752	$752
Income taxes	(20)	(15)
Non-cash transactions:
Net property and equipment acquired through issuance of debt	$229	$229
Airport construction financing	40	40
Exchanges of certain 6% Convertible Senior Notes for common stock	240	—

2012
Cash paid during the period for:
Interest (net of amounts capitalized)	$766	$766
Income taxes	2	4
Non-cash transactions:
Net property and equipment acquired through issuance of debt	$544	$544
8% Contingent Senior Notes and 6% Senior Notes due 2031, net of discount	357	357
Special facility payment financing	101	101
Airport construction financing	50	50

NOTE 17 - INTEGRATION-RELATED COSTS AND SPECIAL ITEMS

Integration-related costs and special items classified as special charges in the statements of consolidated operations consisted of the following for the years ended December 31 (in millions):

Operating:	2014	2013	2012
Severance and benefit costs	$199	$105	$125
Integration-related costs	96	205	739
Costs associated with permanently grounding Embraer ERJ 135 aircraft	66	—	—
Impairment of assets	49	33	30
Labor agreement costs	—	127	475
(Gains) losses on sale of assets and other special (gains) losses, net	33	50	(46)

Special charges	$443	$520	$1,323
Nonoperating:
Loss on extinguishment of debt and other, net	$74	$—	$—
Income tax benefit	(10)	(7)	(11)

Total operating and nonoperating special charges, net of income taxes	$507	$513	$1,312

2014

The Company recorded $141 million of severance and benefit costs related primarily to a voluntary early-out program for its flight attendants. More than 2,500 participants elected a one-time opportunity to voluntarily separate from the Company and will receive a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates from November 30, 2014 through the end of 2015. The Company will record approximately $100 million of additional expense associated with this program through 2015 over the remaining required service periods. In addition, the Company recorded $58 million of severance and benefits primarily related to reductions of management and front-line employees, including from Cleveland, as part of its cost savings initiatives. The Company is currently evaluating its options regarding its long-term contractual lease commitments at Cleveland. The capacity reductions at Cleveland may result in further special charges, which could be significant, related to our contractual commitments.

Integration-related costs include compensation costs related to systems integration, training, severance and relocation for employees.

The Company recorded $66 million for the permanent grounding of 21 of the Company’s Embraer ERJ 135 regional aircraft under lease through 2018, which includes an accrual for remaining lease payments and an amount for maintenance return conditions. As a result of fuel prices, new Embraer E175 regional jet deliveries and impact of pilot shortages at regional carriers, the Company decided to permanently ground these 21 Embraer ERJ 135 aircraft. The Company continues to operate nine Embraer ERJ 135 aircraft and will assess the possibility of grounding those aircraft when the term of the current capacity purchase contract ends in 2015.

The Company recorded a charge of $16 million ($10 million net of related income tax benefits) related to its annual assessment of impairment of its indefinite-lived intangible assets (certain international Pacific routes). In addition, the Company recorded $33 million for charges related primarily to impairment of its flight equipment held for disposal associated with its Boeing 737-300 and 737-500 fleets.

United used cash to retire, at par, the entire $248 million principal balance of the 6% Convertible Debentures and the 6% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES) and incurred $74 million of expense primarily associated with the write-off of the related non-cash debt discounts recorded due to purchase accounting during the Company’s merger transaction in 2010.

2013

The Company offered a voluntary retirement program for its fleet service, passenger service, storekeeper and pilot work groups. Approximately 1,200 employees volunteered under the program during the fourth quarter of 2013 and United recorded approximately $64 million of severance and benefit costs for the programs. The Company also offered voluntary leave of absence programs which allowed for continued medical coverage for flight attendants who volunteered during the leave of absence period, resulting in a charge of approximately $26 million. The remaining $15 million of severance and benefit costs was related to involuntary severance programs associated with flight attendants and other work groups.

Integration-related costs included compensation costs related to systems integration and training, branding activities, new uniforms, write-off or acceleration of depreciation on systems and facilities that were no longer used or planned to be used for significantly shorter periods, relocation for employees and severance primarily associated with administrative headcount reductions.

The Company recorded $32 million of impairment charges of its flight equipment held for disposal associated with its Boeing 737-300 and 737-500 fleets and $1 million on an intangible asset for a route to Manila in order to reflect the estimated fair value of this asset as part of the Company’s annual impairment test of indefinite-lived intangible assets.

The fleet service, passenger service and storekeeper employees represented by the International Association of Machinists ratified a joint collective bargaining agreement with the Company during 2013. The Company recorded a $127 million special charge for lump sum payments made in conjunction with the ratification. The lump sum payments were not in lieu of future pay increases. The Company completed substantially all cash payments in 2013.

The Company recorded $18 million associated with the temporary grounding of its Boeing 787 aircraft. The charges were comprised of aircraft depreciation expense and dedicated personnel costs that the Company incurred while the aircraft were grounded. The aircraft returned to service in May 2013. In addition, the Company adjusted its reserves for certain legal matters by $29 million and recorded approximately $11 million in accruals for future rent associated with the early retirement of four leased Boeing 757-200 aircraft. Additionally, the Company recorded a $5 million gain related to a contract termination and $3 million in gains on the sale of assets.

2012

The Company recorded $125 million of severance and benefits associated with various voluntary retirement and leave of absence programs for its various employee groups. During the first quarter of 2012, approximately 400 mechanics offered to retire early in exchange for a cash severance payment that was based on the number of years of service each employee had accumulated. The expense for this voluntary program was approximately $32 million. The Company also offered a voluntary leave of absence program that approximately 1,800 flight attendants accepted, which allowed for continued medical coverage during the leave of absence period. The expense for this voluntary program was approximately $17 million. During the second quarter of 2012, as part of the recently amended collective bargaining agreement with the Association of Flight Attendants, the Company offered a voluntary program for flight attendants to retire early in exchange for a cash severance payment. The payments are dependent on the number of years of service each employee has accumulated. Approximately 1,300 flight attendants accepted this program and the expense for this voluntary program was approximately $76 million.

Integration-related costs included compensation costs related to systems integration and training, branding activities, write-off or acceleration of depreciation on systems and facilities that are either no longer used or planned to be used for significantly shorter periods, as well as relocation for employees and severance primarily associated with administrative headcount reductions.

On December 31, 2012, UAL and United Air Lines, Inc. entered into an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) that reduced the aggregate amount of 8% Contingent Senior Notes to be issued by UAL, and eliminated the contingent nature of such obligation by replacing the $188 million principal amount of 8% Contingent Senior Notes incurred as of December 31, 2012 and the obligation to issue any additional 8% Contingent Senior Notes with $400 million principal amount of new 8% Notes. In addition, UAL agreed to replace the $652 million principal amount outstanding of 6% Senior Notes due 2031 with $326 million principal amount of new 6% Notes due 2026 and $326 million principal amount of 6% Notes due 2028 (collectively, the “New 6% Notes” and together with the 8% Notes, the “New PBGC Notes”). The Company did not receive any cash proceeds in connection with the issuance of the New PBGC Notes. The Company accounted for this agreement as a debt extinguishment, resulting in a charge of $309 million in 2012 that represented the fair value of $212 million of 8% Notes that it agreed to issue and the change in the fair value of the New 6% Notes and the $188 million of 8% Notes versus their previous carrying values. The Company classified the expense as a component of special charges within integration-related costs because the note restructuring would not have occurred if it were not for the Company’s merger transaction in 2010.

The Company recorded impairment charges of $30 million on an intangible asset for European take-off and landing slots in order to reflect the estimated fair value of these assets as part of its annual impairment test of indefinite-lived intangible assets.

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

Accrual Activity

Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft is as follows (in millions):

	Severance/ Medical Costs	Permanently Grounded Aircraft
Balance at December 31, 2011	$55	$31
Accrual	170	(1)
Payments	(160)	(25)

Balance at December 31, 2012	65	5
Accrual	120	10
Payments	(94)	(4)

Balance at December 31, 2013	91	11
Accrual	199	102
Payments	(181)	(11)

Balance at December 31, 2014	$109	$102

The Company’s accrual and payment activity is primarily related to severance and other compensation expense associated with voluntary employee programs and the Company’s merger transaction in 2010, respectively.

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

The Company’s operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the years ended December 31 is presented in the table below (in millions):

2014	UAL	United
Domestic (U.S. and Canada)	$22,320	$22,320
Pacific	5,767	5,767
Atlantic	7,321	7,321
Latin America	3,493	3,493

Total	$38,901	$38,901

2013
Domestic (U.S. and Canada)	$22,092	$22,100
Pacific	5,794	5,794
Atlantic	7,132	7,132
Latin America	3,261	3,261

Total	$38,279	$38,287

2012
Domestic (U.S. and Canada)	$21,276	$21,284
Pacific	6,040	6,040
Atlantic	6,582	6,582
Latin America	3,254	3,254

Total	$37,152	$37,160

The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. The Company’s operations involve an insignificant level of dedicated revenue-producing assets in geographic regions as the overwhelming majority of the Company’s revenue producing assets (primarily U.S. registered aircraft) can be deployed in any of its geographic regions.

NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

UAL	Quarter Ended
(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2014
Operating revenue	$8,696	$10,329	$10,563	$9,313
Income (loss) from operations	(349)	906	1,191	625
Net income (loss)	(609)	789	924	28
Basic earnings (loss) per share	(1.66)	2.11	2.49	0.08
Diluted earnings (loss) per share	(1.66)	2.01	2.37	0.07
2013
Operating revenue	$8,721	$10,001	$10,228	$9,329
Income (loss) from operations	(264)	770	508	235
Net income (loss)	(417)	469	379	140
Basic earnings (loss) per share	(1.26)	1.37	1.06	0.39
Diluted earnings (loss) per share	(1.26)	1.21	0.98	0.37

UAL’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results. UAL’s quarterly results were impacted by the following significant items (in millions):

	Quarter Ended
	March 31	June 30	September 30	December 31
2014
Operating:
Severance and benefit costs	$14	$38	$6	$141
Integration-related costs	34	17	28	17
Costs associated with permanently grounding Embraer ERJ 135 aircraft	—	66	—	—
Impairment of assets	1	32	—	16
Losses on sale of assets and other special (gains) losses, net	3	16	9	5

Special charges	52	169	43	179
Nonoperating:
Loss on extinguishment of debt and other, net	21	—	—	53
Income tax benefit	(1)	—	(3)	(6)

Total operating and nonoperating special charges, net of income taxes	$72	$169	$40	$226

2013
Special charges (income):
Severance and benefit costs	$14	$—	$—	$91
Integration-related costs	70	45	50	40
Labor agreement costs	—	—	127	—
Impairment of assets	—	—	—	33
(Gains) losses on sale of assets and other special (gains) losses, net	8	7	34	1

Total special items	92	52	211	165

Income tax benefit	—	—	—	(7)

Total special items, net of tax	$92	$52	$211	$158

See Note 17 of this report for additional information of these items.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of December 31, 2014, disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2014

During the three months ended December 31, 2014, there was no change in UAL’s or United’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United Continental Holdings, Inc.

We have audited United Continental Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 20, 2015

United Continental Holdings, Inc. Management Report on Internal Control Over Financial Reporting

February 20, 2015

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm, Ernst & Young LLP, who audited UAL’s consolidated financial statements included in this Form 10-K, has issued a report on UAL’s internal control over financial reporting, which is included herein.

United Airlines, Inc. Management Report on Internal Control Over Financial Reporting

February 20, 2015

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

Under the supervision and with the participation of management, including United’s Chief Executive Officer and Chief Financial Officer, United conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United’s Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was effective as of December 31, 2014.

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

Certain information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2015 Annual Meeting of Stockholders. Information regarding the executive officers of UAL is presented below.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

EXECUTIVE OFFICERS OF UAL

The executive officers of UAL are listed below, along with their ages, tenure as officer and business background for at least the last five years.

Michael P. Bonds. Age 52. Mr. Bonds has been Executive Vice President Human Resources and Labor Relations of UAL and United since October 2010. From June 2005 to September 2010, Mr. Bonds served as Senior Vice President Human Resources and Labor Relations of Continental. Mr. Bonds joined Continental in 1995.

James E. Compton. Age 59. Mr. Compton has been Vice Chairman and Chief Revenue Officer of UAL and United since December 2012. From October 2010 to December 2012, Mr. Compton served as Executive Vice President and Chief Revenue Officer of UAL, United and Continental. From January 2010 to September 2010, Mr. Compton served as Executive Vice President and Chief Marketing Officer of Continental. From August 2004 to December 2009, Mr. Compton served as Executive Vice President—Marketing of Continental. Mr. Compton joined Continental in 1995.

Irene E. Foxhall. Age 63. Ms. Foxhall has been Executive Vice President Communications and Government Affairs of UAL and United since October 2010. From January 2010 to September 2010, Ms. Foxhall served as Senior Vice President Communications and Government Affairs of Continental. From October 2008 to December 2009, Ms. Foxhall served as Senior Vice President—Global Communications and Public Affairs of Continental. From September 2007 to October 2008, Ms. Foxhall served as Senior Vice President International and State Affairs of Continental. From September 2005 to September 2007, Ms. Foxhall served as Vice President International and State Affairs of Continental. Ms. Foxhall joined Continental in 1995.

Brett J. Hart. Age 45. Mr. Hart has been Executive Vice President, General Counsel and Secretary of UAL and United since February 2012. From December 2010 to February 2012, he served as Senior Vice President, General Counsel and Secretary of UAL, United and Continental. From June 2009 to December 2010, Mr. Hart served as Executive Vice President, General Counsel and Corporate Secretary at Sara Lee Corporation. From March 2005 to May 2009, Mr. Hart served as Deputy General Counsel and Chief Global Compliance Officer of Sara Lee Corporation. Mr. Hart joined UAL in 2010.

Gregory L. Hart. Age 49. Mr. Hart has been Executive Vice President and Chief Operations Officer of UAL and United since February 2014. From December 2013 to February 2014, he served as Senior Vice President Operations of UAL and United. From September 2012 to December 2013, Mr. Hart served as Senior Vice President Technical Operations of United. From October 2010 to September 2012, Mr. Hart served as Senior Vice President Network of United and Continental. From September 2008 to September 2010, Mr. Hart served as Vice President Network Strategy of Continental. Mr. Hart joined Continental in 1997.

Linda P. Jojo. Age 49. Ms. Jojo has been Executive Vice President and Chief Information Officer of UAL and United since November 2014. From July 2011 to October 2014, Ms. Jojo served as Executive Vice President and Chief Information Officer of Rogers Communications, Inc. From October 2008 to June 2011, Ms. Jojo served as Chief Information Officer of Energy Future Holdings.

Chris Kenny. Age 50. Mr. Kenny has been Vice President and Controller of UAL and United since October 2010. From September 2003 to September 2010, Mr. Kenny served as Vice President and Controller of Continental. Mr. Kenny joined Continental in 1997.

John D. Rainey. Age 44. Mr. Rainey has been Executive Vice President and Chief Financial Officer of UAL and United since April 2012. From October 2010 to April 2012, Mr. Rainey served as Senior Vice President Financial Planning and Analysis of United and Continental. From September 2007 to September 2010, Mr. Rainey served as Vice President Financial Planning and Analysis of Continental. From September 2005 to September 2007, Mr. Rainey served as Staff Vice President Financial Planning and Analysis of Continental. Mr. Rainey joined Continental in 1997.

Jeffery A. Smisek. Age 60. Mr. Smisek was named Chairman of the UAL Board effective December 31, 2012 and has been President and Chief Executive Officer of UAL and Chairman, President and Chief Executive Officer of United since October 2010. From January 2010 to September 2010, Mr. Smisek served as Chairman, President and Chief Executive Officer of Continental. From September 2008 to December 2009, Mr. Smisek served as President and Chief Operating Officer of Continental. From December 2004 to September 2008, Mr. Smisek served as President of Continental. Mr. Smisek joined Continental in 1995.

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

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2015 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2015 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2015 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee of the UAL Board of Directors has adopted a policy on pre-approval of services of the Company’s independent registered public accounting firm. As a wholly owned subsidiary of UAL, United’s audit services are determined by UAL. The policy provides that the Audit Committee shall pre-approve all audit and non-audit services to be provided to UAL and its subsidiaries and affiliates by its independent auditors. The process by which this is carried out is as follows:

For recurring services, the Audit Committee reviews and pre-approves the independent registered public accounting firm’s annual audit services in conjunction with the annual appointment of the outside auditors. The reviewed materials include a description of the services along with related fees. The Audit Committee also reviews and pre-approves other classes of recurring services along with fee thresholds for pre-approved services. In the event that the additional services are required prior to the next scheduled Audit Committee meeting, pre-approvals of additional services follow the process described below.

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

On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. The Audit Committee has considered whether the 2014 and 2013 non-audit services provided by Ernst & Young LLP, the Company’s independent registered public accounting firm, are compatible with maintaining auditor independence.

All of the services in 2014 and 2013 under the Audit Fees, Audit Related Fees, Tax Fees and All Other Fees categories below have been approved by the Audit Committee pursuant to paragraph (c)(7) of Rule 2-01 of Regulation S-X of the Exchange Act.

The aggregate fees billed for professional services rendered by the Company’s independent auditors in 2014 and 2013 are as follows (in thousands):

Service	2014	2013
Audit Fees	$3,827	$3,814
Audit Related Fees	181	178
Tax Fees	560	1,118
All Other Fees	5	5

	$4,573	$5,115

Note: UAL and United amounts are the same.

AUDIT FEES

For 2014 and 2013, audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements and the audit of the effectiveness of internal control over financial reporting of United Continental Holdings, Inc. and its wholly owned subsidiaries. Audit fees also include the audit of the consolidated financial statements of United, employee benefit plan audits, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.

AUDIT RELATED FEES

In 2014, fees for audit related services consisted of an assessment of certain information technology security related controls.

TAX FEES

Tax fees for 2014 and 2013 include professional services provided for preparation of tax returns of certain expatriate employees, personal tax compliance and advice, preparation of federal, foreign and state tax returns, review of tax returns prepared by the Company, research and consultations regarding tax accounting and tax compliance matters and assistance in assembling data to prepare for and respond to governmental reviews of past tax filings, exclusive of tax services rendered in connection with the audit.

ALL OTHER FEES

Fees for all other services billed in 2014 and 2013 consist of subscriptions to Ernst & Young LLP’s on-line accounting research tool.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements. The financial statements required by this item are listed in Part II, Item 8, Financial Statements and Supplementary Data herein.

(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012.

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

Date: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Continental Holdings, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ Jeffery A. Smisek Jeffery A. Smisek	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ John D. Rainey John D. Rainey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Chris Kenny Chris Kenny	Vice President and Controller (Principal Accounting Officer)

/s/ Carolyn Corvi Carolyn Corvi	Director

/s/ Richard A. Delaney Richard A. Delaney	Director

/s/ Jane C. Garvey Jane C. Garvey	Director

/s/ James J. Heppner James J. Heppner	Director

/s/ Walter Isaacson Walter Isaacson	Director

Signature	Capacity

/s/ Henry L. Meyer III Henry L. Meyer III	Director

/s/ Oscar Munoz Oscar Munoz	Director

/s/ William R. Nuti William R. Nuti	Director

/s/ Laurence E. Simmons Laurence E. Simmons	Director

/s/ David J. Vitale David J. Vitale	Director

/s/ John H. Walker John H. Walker	Director

/s/ Charles A. Yamarone Charles A. Yamarone	Director

Date:    February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Airlines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ Jeffery A. Smisek Jeffery A. Smisek	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ John D. Rainey John D. Rainey	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)

/s/ Chris Kenny Chris Kenny	Vice President and Controller (Principal Accounting Officer)

/s/ James E. Compton James E. Compton	Director

/s/ Gregory L. Hart Gregory L. Hart	Director

Date: February 20, 2015

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2014, 2013 and 2012

(In millions) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
Allowance for doubtful accounts - UAL and United:
2014	$13	$45	$36	$—	$22
2013	13	35	35	—	13
2012	7	12	6	—	13
Obsolescence allowance—spare parts - UAL and United:
2014	$162	$35	$28	$—	$169
2013	125	38	1	—	162
2012	89	40	4	—	125
Valuation allowance for deferred tax assets - UAL:
2014	$4,591	$156	$—	$4	$4,751
2013	5,388	7	888	84	4,591
2012	4,922	487	21	—	5,388
Valuation allowance for deferred tax assets - United:
2014	$4,561	$167	$—	$(7)	$4,721
2013	5,288	8	898	163	4,561
2012	4,833	661	206	—	5,288

(a) Deduction from reserve for purpose for which reserve was created.

(b) See Note 7 to the financial statements included in Part II, Item 8 of this report for additional information related to other valuation allowance adjustments.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

Plan of Merger

*2.1	UAL United	Agreement and Plan of Merger, dated as of May 2, 2010, by and among UAL Corporation, Continental Airlines, Inc. and JT Merger Sub Inc. (schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to UAL’s Form 8-K filed May 4, 2010, Commission file number 1-6033, and incorporated herein by reference)

*2.2	United	Agreement and Plan of Merger, dated as of March 28, 2013, by and between Continental Airlines, Inc. and United Air Lines, Inc. (filed as Exhibit 2.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

Articles of Incorporation and Bylaws

*3.1	UAL	Amended and Restated Certificate of Incorporation of United Continental Holdings, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*3.2	UAL	Amended and Restated Bylaws of United Continental Holdings, Inc. (filed as Exhibit 3.2 to UAL’s Form 10-K filed February 20, 2014, Commission file number 1-6033, and incorporated herein by reference)

*3.3	United	Amended and Restated Certificate of Incorporation of United Airlines, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

*3.4	United	Amended and Restated By-laws of United Airlines, Inc. (filed as Exhibit 3.2 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

Instruments Defining Rights of Security Holders, Including Indentures

*4.1	UAL United	Amended and Restated Indenture, dated as of January 11, 2013, by and among United Continental Holdings, Inc. as Issuer, United Air Lines, Inc. as Guarantor, and the Bank of New York Mellon Trust Company, N.A. as Trustee, providing for issuance of 6% Notes due 2028, 6% Notes due 2026 and 8% Notes due 2024 (filed as Exhibit 4.6 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*4.2	UAL United	First Supplemental Indenture, dated as of April 1, 2013, by and among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Amended and Restated Indenture, dated as of January 11, 2013 (filed as Exhibit 4.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.3	UAL United	Second Supplemental Indenture, dated as of September 13, 2013, by and among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Amended and Restated Indenture, dated as of January 11, 2013 (filed as Exhibit 4.1 to UAL’s Form 8-K filed September 19, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.4	United	Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit to 4.1 to Continental’s Form S-3/A filed July 18, 1997, Commission file number 1-10323, and incorporated herein by reference)

*4.5	UAL United	Fourth Supplemental Indenture, dated as of October 1, 2010, by and among Continental Airlines, Inc., United Continental Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to the Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit 4.3 to UAL’s Form 8-K dated October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.6	UAL United	Fifth Supplemental Indenture, dated as of May 15, 2014, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to UAL’s Form 8-K filed on May 19, 2014, Commission file number 1-6033, and incorporated herein by reference)

*4.7	UAL United	Indenture, dated as of May 7, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.8	UAL United	First Supplemental Indenture, dated as of May 7, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 6.375% Senior Notes due 2018 (filed as Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.9	UAL United	Form of 6.375% Senior Notes due 2018 (filed as Exhibit A to Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.10	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.11	UAL United	Second Supplemental Indenture, dated as of November 8, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 6.000% Senior Notes due 2020 (filed as Exhibit 4.2 to UAL’s Form 8-K filed on November 12, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.12	UAL United	Form of 6.000% Senior Notes due 2020 (filed as Exhibit 4.3 to UAL’s Form 8-K filed on November 12, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.13	UAL United	Form of Notation of Note Guarantee (filed as Exhibit 4.4 to UAL’s Form 8-K filed on November 12, 2013, Commission file number 1-6033, and incorporated herein by reference)

Material Contracts

*†10.1	UAL	United Continental Holdings, Inc. Profit Sharing Plan (amended and restated effective January 1, 2014, except as otherwise provided therein) (filed as Exhibit 10.1 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-6033, and incorporated herein by reference)

†10.2	UAL	First Amendment to United Continental Holdings, Inc. Profit Sharing Plan (effective January 1, 2014)

*†10.3	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and James E. Compton (filed as Exhibit 10.12 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.4	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc., Continental Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.21 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.5	UAL	Confidentiality and Non-Competition Agreement, dated April 23, 2009, by and among Continental Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.1 to Continental Airlines, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.6	UAL	Description of Benefits for Officers of United Continental Holdings, Inc., United Air Lines, Inc., and Continental Airlines, Inc. (filed as Exhibit 10.24 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.7	UAL	United Continental Holdings, Inc. Officer Travel Policy (filed as Exhibit 10.24 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.8	UAL	UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.9	UAL	Amendment to Outstanding Awards granted under the UAL Corporation 2006 Management Equity Incentive Plan, effective May 2, 2010 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.10	UAL	Amendment No. 1 to the UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.11	UAL	UAL Corporation 2008 Incentive Compensation Plan (filed as Annex A to UAL Corporation’s 2013 Definitive Proxy Statement filed on April 26, 2013 , Commission file number 1-6033, and incorporated herein by reference) (now named the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

*†10.12	UAL	Amendment No. 1 to the UAL Corporation 2008 Incentive Compensation Plan (changing the name to United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Annex A to UAL’s Definitive Proxy Statement filed on April 26, 2013, Commission file number 1-6033, and incorporated herein by reference)

*†10.13	UAL	United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.31 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.14	UAL	First Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (effective with respect to performance periods beginning on or after January 1, 2012) (filed as Exhibit 10.33 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.15	UAL	Second Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.29 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*†10.16	UAL	Form of Stock Option Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan (filed as Exhibit 10.25 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10.17	UAL	Form of Restricted Share Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (2012 and 2013 awards) (filed as Exhibit 10.37 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated by reference)

*†10.18	UAL	Form of Restricted Share Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (awards during and after 2014) (filed as Exhibit 10.27 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-6033, and incorporated by reference)

*†10.19	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (2012 awards) (filed as Exhibit 10.44 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.20	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (for performance periods beginning on or after January 1, 2013) (filed as Exhibit 10.41 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*†10.21	UAL	United Continental Holdings, Inc. Incentive Plan 2010, as amended and restated February 17, 2011 (previously named the Continental Airlines, Inc. Incentive Plan 2010) (filed as Annex B to UAL’s Definitive Proxy Statement filed April 26, 2013, Commission file number 1-6033, and incorporated herein by reference)

*†10.22	UAL	First Amendment to the United Continental Holdings, Inc. Incentive Plan 2010, as amended and restated February 17, 2011 (filed as Annex B to UAL’s 2013 Definitive Proxy Statement filed on April 26, 2013, Commission file number 1-6033, incorporated herein by reference)

*†10.23	UAL	United Continental Holdings, Inc. Annual Incentive Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (as amended and restated February 21, 2013) (filed as Exhibit 10.43 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*†10.24	UAL	United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (filed as Exhibit 10.43 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.25	UAL	First Amendment to the United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (effective with respect to performance periods beginning on or after January 1, 2012) (filed as Exhibit 10.49 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.26	UAL	Second Amendment to the United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (effective with respect to performance periods beginning on or after January 1, 2014) (filed as Exhibit 10.40.2 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-6033, and incorporated herein by reference)

*†10.27	UAL	Form of Annual Incentive Program Award Notice pursuant to the United Continental Holdings, Inc. Annual Incentive Program (for fiscal years beginning on or after January 1, 2013) (filed as Exhibit 10.47 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*†10.28	UAL	Form of Long-Term Relative Performance Award Notice pursuant to the United Continental Holdings, Inc. Long-Term Relative Performance Program (for use with respect to performance periods beginning January 1, 2012 and 2013) (filed as Exhibit 10.53 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.29	UAL	Form of Long-Term Relative Performance Award Notice pursuant to the United Continental Holdings, Inc. Long-Term Relative Performance Program (for use with respect to performance periods beginning on or after January 1, 2014) (filed as Exhibit 10.45 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-6033, and incorporated herein by reference)

†10.30	UAL	Description of Compensation and Benefits for United Continental Holdings, Inc. Non-Employee Directors

*†10.31	UAL	United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated, effective February 20, 2014, filed as Annex A to UAL’s Definitive Proxy Statement filed April 25, 2014, Commission file number 1-6033, and incorporated herein by reference)

*†10.32	UAL	Form of Share Unit Award Notice pursuant to the United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (filed as Exhibit 10.9 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated herein by reference) (for awards granted on or after June 2011)

*†10.33	UAL	Form of Outside Director Stock Option Grant pursuant to the Continental Airlines, Inc. 1998 Incentive Plan (filed as Exhibit 10.12(c) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.34	UAL	Continental Airlines, Inc. Incentive Plan 2000, as amended and restated (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*†10.35	UAL	Amendment to Incentive Plan 2000, dated as of March 12, 2004 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended March 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*†10.36	UAL	Second Amendment to Incentive Plan 2000, dated as of June 6, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.37	UAL	Third Amendment to Incentive Plan 2000, dated as of September 14, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.38	UAL	Form of Outside Director Stock Option Agreement pursuant to Incentive Plan 2000 (filed as Exhibit 10.14(b) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*†10.39	UAL	Form of Outside Director Stock Option Grant pursuant to Incentive Plan 2000 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.40	UAL	Form of Non-Employee Director Option Grant Document pursuant to Continental Airlines, Inc. Incentive Plan 2010, as amended and restated through February 17, 2010 (filed as Exhibit 10.2(a) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.41	UAL	United Air Lines, Inc. Management Cash Direct & Cash Match Program (amended and restated effective January 1, 2014) (filed as Exhibit 10.64 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-10323, and incorporated herein by reference)

*†10.42	UAL	United Continental Holdings, Inc. Executive Severance Plan (effective October 1, 2014) (filed as Exhibit 10.1 to UAL’s Form 8-K filed June 20, 2014, Commission file number 1-10323, and incorporated herein by reference)

*^10.43	UAL United	Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.27 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.44	UAL United	Letter Agreement No. 1 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.28 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.45	UAL United	Letter Agreement No. 2 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.29 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.46	UAL United	Letter Agreement No. 3 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.30 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.47	UAL United	Letter Agreement No. 4 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.31 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.48	UAL United	Letter Agreement No. 5 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.32 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.49	UAL United	Letter Agreement No. 6 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.33 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.50	UAL United	Letter Agreement No. 7 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.34 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.51	UAL United	Letter Agreement No. 8 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.35 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.52	UAL United	Letter Agreement No. 9 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.36 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.53	UAL United	Letter Agreement No. 10 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.37 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.54	UAL United	Letter Agreement No. 11 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.38 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.55	UAL United	Letter Agreement No. 12 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.39 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.56	UAL United	Letter Agreement No. 13 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.40 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.57	UAL United	Amendment No. 1 to the Airbus A350-900XWB Purchase Agreement, dated June 25, 2010, by and among Airbus S.A.S and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.58	UAL United	Amendment No. 2 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.8 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.59	UAL United	Amended and Restated Letter Agreement No. 2 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.9 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.60	UAL United	Amended and Restated Letter Agreement No. 3 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.10 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.61	UAL United	Amended and Restated Letter Agreement No. 4 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.11 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.62	UAL United	Amended and Restated Letter Agreement No. 5 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.12 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.63	UAL United	Amended and Restated Letter Agreement No. 6 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.13 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.64	UAL United	Amended and Restated Letter Agreement No. 7 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.14 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.65	UAL United	Amended and Restated Letter Agreement No. 10 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.15 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.66	UAL United	Amended and Restated Letter Agreement No. 12 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.16 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.67	UAL United	Purchase Agreement No. 1951, including exhibits and side letters thereto, dated July 23, 1996, by and among Continental and Boeing (filed as Exhibit 10.8 to Continental’s Form 10-Q for the quarter ended June 30, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.68	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 1951, dated October 10, 1996 (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.69	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 1951, dated March 5, 1997 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 1997, Commission file number 1-10323 and incorporated herein by reference)

*^10.70	UAL United	Supplemental Agreement No. 3, including exhibit and side letter, to Purchase Agreement No. 1951, dated July 17, 1997 (filed as Exhibit 10.14(c) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.71	UAL United	Supplemental Agreement No. 4, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.14(d) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.72	UAL United	Supplemental Agreement No. 5, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.73	UAL United	Supplemental Agreement No. 6, including exhibits and side letters, to Purchase Agreement No. 1951, dated July 30, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.74	UAL United	Supplemental Agreement No. 7, including side letters, to Purchase Agreement No. 1951, dated November 12, 1998 (filed as Exhibit 10.24(g) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.75	UAL United	Supplemental Agreement No. 8, including side letters, to Purchase Agreement No. 1951, dated December 7, 1998 (filed as Exhibit 10.24(h) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.76	UAL United	Letter Agreement No. 6-1162-GOC-131R1 to Purchase Agreement No. 1951, dated March 26, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.77	UAL United	Supplemental Agreement No. 9, including side letters, to Purchase Agreement No. 1951, dated February 18, 1999 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.78	UAL United	Supplemental Agreement No. 10, including side letters, to Purchase Agreement No. 1951, dated March 19, 1999 (filed as Exhibit 10.4(a) to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.79	UAL United	Supplemental Agreement No. 11, including side letters, to Purchase Agreement No. 1951, dated March 14, 1999 (filed as Exhibit 10.4(a) to Continental’s Form 10-Q for the quarter ended June 30, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.80	UAL United	Supplemental Agreement No. 12, including side letters, to Purchase Agreement No. 1951, dated July 2, 1999 (filed as Exhibit 10.8 to Continental’s Form 10-Q for the quarter ended September 30, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.81	UAL United	Supplemental Agreement No. 13 to Purchase Agreement No. 1951, dated October 13, 1999 (filed as Exhibit 10.25(n) to Continental’s Form 10-K for the year ended December 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.82	UAL United	Supplemental Agreement No. 14 to Purchase Agreement No. 1951, dated December 13, 1999 (filed as Exhibit 10.25(o) to Continental’s Form 10-K for the year ended December 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.83	UAL United	Supplemental Agreement No. 15, including side letters, to Purchase Agreement No. 1951, dated January 13, 2000 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.84	UAL United	Supplemental Agreement No. 16, including side letters, to Purchase Agreement No. 1951, dated March 17, 2000 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.85	UAL United	Supplemental Agreement No. 17, including side letters, to Purchase Agreement No. 1951, dated May 16, 2000 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.86	UAL United	Supplemental Agreement No. 18, including side letters, to Purchase Agreement No. 1951, dated September 11, 2000 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended September 30, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.87	UAL United	Supplemental Agreement No. 19, including side letters, to Purchase Agreement No. 1951, dated October 31, 2000 (filed as Exhibit 10.20(t) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.88	UAL United	Supplemental Agreement No. 20, including side letters, to Purchase Agreement No. 1951, dated December 21, 2000 (filed as Exhibit 10.20(u) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.89	UAL United	Supplemental Agreement No. 21, including side letters, to Purchase Agreement No. 1951, dated March 30, 2001 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.90	UAL United	Supplemental Agreement No. 22, including side letters, to Purchase Agreement No. 1951, dated May 23, 2001 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.91	UAL United	Supplemental Agreement No. 23, including side letters, to Purchase Agreement No. 1951, dated June 29, 2001 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.92	UAL United	Supplemental Agreement No. 24, including side letters, to Purchase Agreement No. 1951, dated August 31, 2001 (filed as Exhibit 10.11 to Continental’s Form 10-Q for the quarter ended September 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.93	UAL United	Supplemental Agreement No. 25, including side letters, to Purchase Agreement No. 1951, dated December 31, 2001 (filed as Exhibit 10.22(z) to Continental’s Form 10-K for the year ended December 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.94	UAL United	Supplemental Agreement No. 26, including side letters, to Purchase Agreement No. 1951, dated March 29, 2002 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.95	UAL United	Supplemental Agreement No. 27, including side letters, to Purchase Agreement No. 1951, dated November 6, 2002 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.96	UAL United	Supplemental Agreement No. 28, including side letters, to Purchase Agreement No. 1951, dated April 1, 2003 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.97	UAL United	Supplemental Agreement No. 29, including side letters, to Purchase Agreement No. 1951, dated August 19, 2003 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.98	UAL United	Supplemental Agreement No. 30 to Purchase Agreement No. 1951, dated November 4, 2003 (filed as Exhibit 10.23(ae) to Continental’s Form 10-K for the year ended December 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.99	UAL United	Supplemental Agreement No. 31 to Purchase Agreement No. 1951, dated August 20, 2004 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.100	UAL United	Supplemental Agreement No. 32, including side letters, to Purchase Agreement No. 1951, dated December 29, 2004 (filed as Exhibit 10.21(ag) to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.101	UAL United	Supplemental Agreement No. 33, including side letters, to Purchase Agreement No. 1951, dated December 29, 2004 (filed as Exhibit 10.21(ah) to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.102	UAL United	Supplemental Agreement No. 34 to Purchase Agreement No. 1951, dated June 22, 2005 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.103	UAL United	Supplemental Agreement No. 35 to Purchase Agreement No. 1951, dated June 30, 2005 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.104	UAL United	Supplemental Agreement No. 36 to Purchase Agreement No. 1951, dated July 28, 2005 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.105	UAL United	Supplemental Agreement No. 37 to Purchase Agreement No. 1951, dated March 30, 2006 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.106	UAL United	Supplemental Agreement No. 38 to Purchase Agreement No. 1951, dated June 6, 2006 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.107	UAL United	Supplemental Agreement No. 39 to Purchase Agreement No. 1951, dated August 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.108	UAL United	Supplemental Agreement No. 40 to Purchase Agreement No. 1951, dated December 5, 2006 (filed as Exhibit 10.23(ao) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.109	UAL United	Supplemental Agreement No. 41 to Purchase Agreement No. 1951, dated June 1, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.110	UAL United	Supplemental Agreement No. 42 to Purchase Agreement No. 1951, dated June 12, 2007 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.111	UAL United	Supplemental Agreement No. 43 to Purchase Agreement No. 1951, dated July 18, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.112	UAL United	Supplemental Agreement No. 44 to Purchase Agreement No. 1951, dated December 7, 2007 (filed as Exhibit 10.21(as) to Continental’s Form 10-K for the year ended December 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.113	UAL United	Supplemental Agreement No. 45 to Purchase Agreement No. 1951, dated February 20, 2008 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.114	UAL United	Supplemental Agreement No. 46 to Purchase Agreement No. 1951, dated June 25, 2008 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.115	UAL United	Supplemental Agreement No. 47 to Purchase Agreement No. 1951, dated October 30, 2008 (filed as Exhibit 10.21(av) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.116	UAL United	Supplemental Agreement No. 48 to Purchase Agreement No. 1951, dated January 29, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.117	UAL United	Supplemental Agreement No. 49 to Purchase Agreement No. 1951, dated May 1, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.118	UAL United	Supplemental Agreement No. 50 to Purchase Agreement No. 1951, dated July 23, 2009 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.119	UAL United	Supplemental Agreement No. 51 to Purchase Agreement No. 1951, dated August 5, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.120	UAL United	Supplemental Agreement No. 52 to Purchase Agreement No. 1951, dated August 31, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.121	UAL United	Supplemental Agreement No. 53 to Purchase Agreement No. 1951, dated December 23, 2009 (filed as Exhibit 10.22(bb) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.122	UAL United	Supplemental Agreement No. 54 to Purchase Agreement No. 1951, dated March 2, 2010 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.123	UAL United	Supplemental Agreement No. 55 to Purchase Agreement No. 1951, dated March 31, 2010 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.124	UAL United	Supplemental Agreement No. 56 to Purchase Agreement No. 1951, dated August 12, 2010 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2010, Commission File Number 1-10323, and incorporated herein by reference)

*^10.125	UAL United	Supplemental Agreement No. 57 to Purchase Agreement No. 1951, dated March 2, 2011 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*^10.126	UAL United	Supplemental Agreement No. 58 to Purchase Agreement No. 1951, dated January 6, 2012 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.127	UAL United	Supplemental Agreement No. 59 to Purchase Agreement No. 1951, dated July 12, 2012 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.128	UAL United	Supplemental Agreement No. 60 to Purchase Agreement No. 1951, dated November 7, 2012 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.129	UAL United	Supplemental Agreement No. 61 to Purchase Agreement No. 1951, dated September 11, 2013 (filed as Exhibit 10.1 for the quarter ended September 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.130	UAL United	Aircraft General Terms Agreement, dated October 10, 1997, by and among Continental and Boeing (filed as Exhibit 10.15 to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.131	UAL United	Letter Agreement 6-1162-CHL-048, dated February 8, 2002, by and among Continental and Boeing (filed as Exhibit 10.44 to Continental’s Form 10-K for the year ended December 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.132	UAL United	Purchase Agreement No. 2484, including exhibits and side letters, dated December 29, 2004, by and among Continental and Boeing (filed as Exhibit 10.27 to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.133	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 2484, dated June 30, 2005 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.134	UAL United	Supplemental Agreement No. 2, including exhibits and side letters, to Purchase Agreement No. 2484, dated January 20, 2006 (filed as Exhibit 10.27(b) to Continental’s Form 10-K for the year ended December 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.135	UAL United	Supplemental Agreement No. 3 to Purchase Agreement No. 2484, dated May 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.136	UAL United	Supplemental Agreement No. 4 to Purchase Agreement No. 2484, dated July 14, 2006 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.137	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 2484, dated March 12, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.138	UAL United	Supplemental Agreement No. 6 to Purchase Agreement No. 2484, dated October 22, 2008 (filed as Exhibit 10.25(f) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.139	UAL United	Supplemental Agreement No. 7 to Purchase Agreement No. 2484, dated November 7, 2012 (filed as Exhibit 10.179 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.140	UAL United	Supplemental Agreement No. 8 to Purchase Agreement No. 2484, dated June 17, 2013 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.141	UAL United	Supplemental Agreement No. 9 to Purchase Agreement No. 2484, dated June 6, 2014 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated herein by reference)

*^10.142	UAL United	Amended and Restated Letter Agreement No. 11, dated August 8, 2005, by and among Continental and General Electric Company (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.143	UAL United	Agreement, dated May 7, 2003, by and among Continental and the United States of America, acting through the Transportation Security Administration (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.144	UAL United	Purchase Agreement No. PA-03784, dated July 12, 2012, between The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.145	UAL United	Supplemental Agreement No. 01 to Purchase Agreement No. PA-03784, dated September 27, 2012 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.146	UAL United	Supplemental Agreement No. 02 to Purchase Agreement Number PA-03784, dated March 1, 2013 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.147	UAL United	Supplemental Agreement No. 03 to Purchase Agreement Number PA-03784, dated June 27, 2013 (filed as Exhibit 10.7 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.148	UAL United	Supplemental Agreement No. 04 to Purchase Agreement Number PA-03784, dated September 11, 2013 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.149	UAL United	Supplemental Agreement No. 5 to Purchase Agreement Number PA-03784, dated March 3, 2014 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033 and incorporated herein by reference)

*^10.150	United	Supplemental Agreement No. 6 to Purchase Agreement Number PA-03784, dated June 6, 2014 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated herein by reference)

*^10.151	UAL United	Purchase Agreement No. PA-03776, dated July 12, 2012, between The Boeing Company and United Continental Holdings, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.152	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 03776, dated June 17, 2013 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.153	UAL United	Purchase Agreement Assignment to Purchase Agreement No. 03776, dated October 23, 2013, between United Continental Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.154	UAL United	Letter Agreement No. 6-1162-KKT-080, dated July 12, 2012, among Boeing, United Continental Holdings, Inc., United Air Lines, Inc., and Continental Airlines, Inc. (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.155	UAL United	Purchase Agreement No. 3860, dated September 27, 2012, between Boeing and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.156	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 3860, dated June 17, 2013 (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.157	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 3860, dated December 16, 2013 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated by reference)

*^10.158	UAL United	Supplemental Agreement No. 3 to Purchase Agreement No. 3860, dated as of July 22, 2014 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2014, Commission file number 1-6033, and incorporated by reference)

*10.159	UAL United	Credit and Guaranty Agreement, dated as of March 27, 2013, among Continental Airlines, Inc. and United Air Lines, Inc., as co-borrowers, United Continental Holdings, Inc., as parent and a guarantor, the subsidiaries of United Continental Holdings, Inc. other than the co-borrowers party thereto from time to time, as guarantors, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to UAL’s Form 8-K filed March 28, 2013, Commission file number 1-6033, and incorporated herein by reference)

*10.160	UAL United	First Amendment to Credit and Guaranty Agreement, dated as of March 27, 2014 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2014, Commission file number 1-6033, and incorporated herein by reference)

*10.161	UAL United	Second Amendment to Credit and Guaranty Agreement, dated as of July 25, 2014 (filed as Exhibit 10.1 to UAL’s Form 8-K filed September 19, 2014, Commission file number 1-6033, and incorporated herein by reference)

*10.162	UAL United	Third Amendment to Credit and Guaranty Agreement, dated as of September 15, 2014 (filed as Exhibit 10.2 to UAL’s Form 8-K filed September 19, 2014, Commission file number 1-6033, and incorporated herein by reference)

Computation of Ratios

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

List of Subsidiaries

21	UAL United	List of United Continental Holdings, Inc. and United Airlines, Inc. Subsidiaries

Consents of Experts and Counsel

23.1	UAL	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Continental Holdings, Inc.

23.2	United	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Airlines, Inc.

Rule 13a-14(a)/15d-14(a) Certifications

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

Section 1350 Certifications

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Interactive Data File

101	UAL United	The following materials from each of United Continental Holdings, Inc.’s and United Airlines, Inc.’s Annual Reports on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Consolidated Operations, (ii) the Statements of Consolidated Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Stockholders’ Equity (Deficit) and (vi) the Combined Notes to Consolidated Financial Statements.

*	Previously filed.
†	Indicates management contract or compensatory plan or arrangement. Pursuant to Item 601(b)(10), United and Continental are permitted to omit certain compensation-related exhibits from this report and therefore only UAL is identified as the registrant for purposes of those items.
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.