Form 10-Q
period 2015-03-31
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2015-04-23
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of April 13, 2015 is shown below:

United Continental Holdings, Inc.	382,001,450 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for United Airlines, Inc. common stock.

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

For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Operating revenue:
Passenger—Mainline	$5,938	$5,848
Passenger—Regional	1,482	1,536

Total passenger revenue	7,420	7,384
Cargo	242	209
Other operating revenue	946	1,103

	8,608	8,696

Operating expense:
Salaries and related costs	2,301	2,153
Aircraft fuel	1,864	2,917
Regional capacity purchase	570	559
Landing fees and other rent	543	572
Depreciation and amortization	429	409
Aircraft maintenance materials and outside repairs	397	458
Distribution expenses	312	318
Aircraft rent	201	224
Special charges (Note 10)	64	52
Other operating expenses	1,186	1,383

	7,867	9,045

Operating income (loss)	741	(349)

Nonoperating income (expense):
Interest expense	(173)	(187)
Interest capitalized	12	14
Interest income	5	5
Miscellaneous, net (Note 10)	(74)	(89)

	(230)	(257)

Income (loss) before income taxes	511	(606)
Income tax expense	3	3

Net income (loss)	$508	$(609)

Earnings (loss) per share, basic	$1.33	$(1.66)

Earnings (loss) per share, diluted	$1.32	$(1.66)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$508	$(609)

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	86	(7)
Employee benefit plans	2	(21)
Investments and other	14	—

	102	(28)

Total comprehensive income (loss), net	$610	$(637)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,352	$2,002
Short-term investments	2,256	2,382
Receivables, less allowance for doubtful accounts (2015—$23; 2014—$22)	1,471	1,146
Fuel hedge collateral deposits	398	577
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2015—$178; 2014—$169)	631	666
Deferred income taxes	575	591
Prepaid expenses and other	826	774

	9,509	8,138

Operating property and equipment:
Owned—
Flight equipment	21,864	21,107
Other property and equipment	4,092	4,016

	25,956	25,123
Less—Accumulated depreciation and amortization	(7,399)	(7,079)

	18,557	18,044

Purchase deposits for flight equipment	602	706

Capital leases—
Flight equipment	1,301	1,272
Other property and equipment	331	331

	1,632	1,603
Less—Accumulated amortization	(929)	(886)

	703	717

	19,862	19,467

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2015—$1,076; 2014—$1,049)	4,257	4,284
Restricted cash	271	276
Other, net	669	665

	9,720	9,748

	$39,091	$37,353

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) March 31, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$4,932	$3,701
Frequent flyer deferred revenue	2,059	2,058
Accounts payable	2,074	1,882
Accrued salaries and benefits	1,597	1,818
Current maturities of long-term debt	1,700	1,313
Current maturities of capital leases	112	110
Fuel derivative instruments	648	694
Other	847	932

	13,969	12,508

Long-term debt	9,914	10,121
Long-term obligations under capital leases	560	571

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,966	2,879
Postretirement benefit liability	1,933	1,933
Pension liability	2,082	2,226
Advanced purchase of miles	1,182	1,217
Deferred income taxes	1,577	1,591
Lease fair value adjustment, net	438	466
Other	1,462	1,445

	11,640	11,757

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 382,490,693 and 374,525,916 shares at March 31, 2015 and December 31, 2014, respectively	4	4
Additional capital invested	7,932	7,721
Accumulated deficit	(3,375)	(3,883)
Stock held in treasury, at cost	(576)	(367)
Accumulated other comprehensive income (loss)	(977)	(1,079)

	3,008	2,396

	$39,091	$37,353

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,825	$694
Cash Flows from Investing Activities:
Capital expenditures	(210)	(364)
Purchases of short-term and other investments	(197)	(235)
Proceeds from sale of short-term and other investments	326	124
Proceeds from sale of property and equipment	17	35
Other, net	19	13

Net cash used in investing activities	(45)	(427)

Cash Flows from Financing Activities:
Payments of long-term debt	(296)	(613)
Repurchases of common stock	(195)	—
Proceeds from issuance of long-term debt	100	147
Principal payments under capital leases	(24)	(24)
Other, net	(15)	12

Net cash used in financing activities	(430)	(478)

Net increase (decrease) in cash and cash equivalents	1,350	(211)
Cash and cash equivalents at beginning of the period	2,002	3,220

Cash and cash equivalents at end of the period	$3,352	$3,009

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$599	$375
Exchanges of certain convertible notes for common stock	201	202

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2015	2014
Operating revenue:
Passenger—Mainline	$5,938	$5,848
Passenger—Regional	1,482	1,536

Total passenger revenue	7,420	7,384
Cargo	242	209
Other operating revenue	946	1,103

	8,608	8,696

Operating expense:
Salaries and related costs	2,301	2,153
Aircraft fuel	1,864	2,917
Regional capacity purchase	570	559
Landing fees and other rent	543	572
Depreciation and amortization	429	409
Aircraft maintenance materials and outside repairs	397	458
Distribution expenses	312	318
Aircraft rent	201	224
Special charges (Note 10)	64	52
Other operating expenses	1,186	1,375

	7,867	9,037

Operating income (loss)	741	(341)

Nonoperating income (expense):
Interest expense	(173)	(189)
Interest capitalized	12	14
Interest income	5	5
Miscellaneous, net (Note 10)	(74)	(66)

	(230)	(236)

Income (loss) before income taxes	511	(577)
Income tax expense	2	3

Net income (loss)	$509	$(580)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$509	$(580)

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	86	(7)
Employee benefit plans	2	(21)
Investments and other	14	1

	102	(27)

Total comprehensive income (loss), net	$611	$(607)

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,346	$1,996
Short-term investments	2,256	2,382
Receivables, less allowance for doubtful accounts (2015—$23; 2014—$22)	1,471	1,146
Fuel hedge collateral deposits	398	577
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2015—$178; 2014—$169)	631	666
Deferred income taxes	575	591
Prepaid expenses and other	874	823

	9,551	8,181

Operating property and equipment:
Owned—
Flight equipment	21,864	21,107
Other property and equipment	4,092	4,016

	25,956	25,123
Less—Accumulated depreciation and amortization	(7,399)	(7,079)

	18,557	18,044

Purchase deposits for flight equipment	602	706

Capital leases—
Flight equipment	1,301	1,272
Other property and equipment	332	331

	1,633	1,603
Less—Accumulated amortization	(929)	(886)

	704	717

	19,863	19,467

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2015—$1,076; 2014—$1,049)	4,257	4,284
Restricted cash	271	276
Other, net	669	1,377

	9,720	10,460

	$39,134	$38,108

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$4,932	$3,701
Frequent flyer deferred revenue	2,059	2,058
Accounts payable	2,079	1,886
Accrued salaries and benefits	1,597	1,818
Current maturities of long-term debt	1,700	1,313
Current maturities of capital leases	112	110
Fuel derivative instruments	648	694
Other	847	933

	13,974	12,513

Long-term debt	9,914	10,120
Long-term obligations under capital leases	560	571

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,966	2,879
Postretirement benefit liability	1,933	1,933
Pension liability	2,082	2,226
Advanced purchase of miles	1,182	1,217
Deferred income taxes	1,577	1,591
Lease fair value adjustment, net	438	466
Other	1,462	1,957

	11,640	12,269

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both March 31, 2015 and December 31, 2014	—	—
Additional capital invested	7,156	7,347
Accumulated deficit	(3,119)	(3,628)
Accumulated other comprehensive income (loss)	(977)	(1,079)
Receivable from related parties	(14)	(5)

	3,046	2,635

	$39,134	$38,108

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,816	$686
Cash Flows from Investing Activities:
Capital expenditures	(210)	(364)
Purchases of short-term investments and other investments	(197)	(235)
Proceeds from sale of short-term and other investments	326	124
Proceeds from sale of property and equipment	17	35
Other, net	19	13

Net cash used in investing activities	(45)	(427)

Cash Flows from Financing Activities:
Payments of long-term debt	(296)	(613)
Dividend to UAL	(195)	—
Proceeds from issuance of long-term debt	100	147
Principal payments under capital leases	(24)	(24)
Other, net	(6)	20

Net cash used in financing activities	(421)	(470)

Net increase (decrease) in cash and cash equivalents	1,350	(211)
Cash and cash equivalents at beginning of the period	1,996	3,214

Cash and cash equivalents at end of the period	$3,346	$3,003

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$599	$375
Transfer of UAL subsidiaries to United	—	186
Conversion of convertible notes to UAL common stock	—	156

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

The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. The UAL and United financial statements should be read together with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”). The Company’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. On April 1, 2015, the FASB proposed deferring the effective date of the amendment by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is evaluating the impact on its financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is evaluating the impact the adoption of this standard will have on its financial statements.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The table below represents the computation of UAL’s basic and diluted earnings (loss) per share amounts and the number of securities that have been excluded from the computation of diluted earnings (loss) per share amounts because they were antidilutive (in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Basic earnings (loss) per share:
Earnings (loss) available to common stockholders	$508	$(609)

Basic weighted-average shares outstanding	382	368

Earnings (loss) per share, basic	$1.33	$(1.66)

Diluted earnings (loss) per share:
Earnings (loss) available to common stockholders including the effect of dilutive securities	$508	$(609)

Diluted shares outstanding:
Basic weighted-average shares outstanding	382	368
Effect of convertible notes	1	—
Effect of restricted stock and employee stock options	1	—

Diluted weighted-average shares outstanding	384	368

Earnings (loss) per share, diluted	$1.32	$(1.66)

Potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and stock options	—	2
Convertible notes	—	28

In January 2015, the holders of substantially all of the remaining $202 million principal amount of United’s 4.5% Convertible Notes due 2015 (the “4.5% Convertible Notes”) exercised their conversion option resulting in the issuance of 11 million shares of UAL common stock. There is no convertible debt outstanding as of March 31, 2015.

On July 24, 2014, UAL’s Board of Directors authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. UAL spent $200 million to repurchase approximately 2.9 million shares of UAL common stock in open market transactions in the first quarter of 2015. As of March 31, 2015, the Company has $480 million remaining to spend under the share repurchase program. See Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss), net of tax (“AOCI”) (in millions):

UAL (a)	Pension and Other Postretirement Liabilities	Derivative Contracts	Investments and Other	Total
Balance at December 31, 2014	$(587)	$(499)	$7	$(1,079)
Changes in value	(8)	(75)	15	(68)
Amounts reclassified to earnings	10	161	(1)	170

Net change	2	86	14	102

Balance at March 31, 2015	$(585)	$(413)	$21	$(977)

Balance at December 31, 2013	$584	$11	$13	$608
Changes in value	(5)	(10)	—	(15)
Amounts reclassified to earnings	(16)	3	—	(13)

Net change	(21)	(7)	—	(28)

Balance at March 31, 2014	$563	$4	$13	$580

Details about AOCI Components	Amount Reclassified from AOCI to Income		Affected Line Item in the Statements of Consolidated Operations
	Three Months Ended March 31,
	2015	2014
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of (gains) losses into earnings (b)	$161	$3	Aircraft fuel
Amortization of pension and post-retirement items
Amortization of unrecognized (gains) losses and prior service cost (credit) (b) (c)	$10	$(16)	Salaries and related costs
Investments and other
Available for sale securities-reclassifications of gains into earnings (b)	$(1)	$—	Miscellaneous, net

(a) UAL and United amounts are substantially the same except for additional gains related to investments and other of $1 million at United in the three months ended March 31, 2014.

(b) Income tax expense for these items was offset by the Company’s valuation allowance.

(c) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional information).

NOTE 4 - INCOME TAXES

Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses available positive and negative evidence regarding the Company’s ability to realize its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. To form a conclusion, management considers positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies and negative evidence such as historical losses. Although the Company was not in a three-year cumulative loss position at the end of 2014, management determined that the low level of cumulative pretax income, combined with uncertainty about forecasted results, supports the conclusion that the valuation allowance is still necessary. Management will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of the valuation allowance. The valuation allowance balance at March 31, 2015 was $4.6 billion.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Service cost	$31	$24	$5	$5
Interest cost	50	51	20	22
Expected return on plan assets	(49)	(45)	—	(1)
Amortization of unrecognized (gain) loss and prior service cost (credit)	22	3	(13)	(19)
Settlement loss	1	—	—	—

Total	$55	$33	$12	$7

During the three months ended March 31, 2015, the Company contributed $180 million to its tax-qualified defined benefit pension plans.

Settlement and Plan Remeasurement. During March 2015, the Company recognized a settlement loss of $1 million in earnings resulting from certain lump-sum payments under a separate pension plan related to the Company’s pilot workgroup. Application of settlement accounting required the Company to remeasure the assets and liabilities of this plan in the first quarter of 2015. The Company remeasured the pension plan’s liabilities using an average weighted discount rate of 4.05% compared to the year-end 2014 discount rate of 4.19%. As a result of the settlement, the projected benefit obligation of the plan increased by $6 million and Other comprehensive loss increased by an actuarial loss of $8 million. These items are not anticipated to materially impact expected net periodic benefit cost for the remainder of 2015. The Company recognizes the earnings impacts of its pension plans in Salaries and related costs in the Company’s Statements of Consolidated Operations.

Share-Based Compensation. During the first quarter of 2015, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.2 million shares of restricted stock and 0.3 million restricted stock units (“RSUs”) that vest pro-rata over three years on the anniversary of the grant date. The time-vested RSUs are cash-settled based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company also granted 0.6 million performance-based RSUs that will vest based on the Company’s return on invested capital and the Company’s relative improvement in pre-tax margin for the three years ending December 31, 2017. If these performance conditions are achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the RSUs as liability awards.

The table below presents information related to share-based compensation (in millions):

	Three Months Ended March 31,
	2015	2014
Share-based compensation expense (a)	$17	$32

	March 31, 2015	December 31, 2014
Unrecognized share-based compensation	$90	$62

(a) Includes $3 million of expense recognized in merger integration-related costs for the three months ended March 31, 2014. See Note 10 of this report for additional information.

Profit Sharing Plans. Substantially all employees participate in profit sharing, which varies from 5% to 20% of pre-tax earnings, excluding special items, profit sharing expense and share-based compensation, depending on the work group and the Company’s earnings. Eligible U.S. co-workers in each participating work group received a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. Eligible non-U.S. co-workers receive profit sharing based on the calculation under the U.S. profit sharing plan for management and administrative employees. Profit sharing expense is recorded as a component of Salaries and related costs in the Company’s Statements of Consolidated Operations.

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	March 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$3,352	$3,352	$—	$—	$2,002	$2,002	$—	$—
Short-term investments:
Asset-backed securities	795	—	795	—	901	—	901	—
Corporate debt	883	—	883	—	876	—	876	—
Certificates of deposit placed through an account registry service (“CDARS”)	252	—	252	—	256	—	256	—
Auction rate securities	17	—	—	17	26	—	—	26
U.S. government and agency notes	53	—	53	—	68	—	68	—
Other fixed income securities	256	—	256	—	255	—	255	—
Enhanced equipment trust certificates (“EETC”)	27	—	—	27	28	—	—	28
Fuel derivatives liability, net	(641)	—	(641)	—	(717)	—	(717)	—
Foreign currency derivatives asset, net	16	—	16	—	2	—	2	—
Restricted cash	301	301	—	—	320	320	—	—

	United
Cash and cash equivalents	$3,346	$3,346	$—	$—	$1,996	$1,996	$—	$—
Short-term investments:
Asset-backed securities	795	—	795	—	901	—	901	—
Corporate debt	883	—	883	—	876	—	876	—
CDARS	252	—	252	—	256	—	256	—
Auction rate securities	17	—	—	17	26	—	—	26
U.S. government and agency notes	53	—	53	—	68	—	68	—
Other fixed income securities	256	—	256	—	255	—	255	—
EETC	27	—	—	27	28	—	—	28
Fuel derivatives liability, net	(641)	—	(641)	—	(717)	—	(717)	—
Foreign currency derivatives asset, net	16	—	16	—	2	—	2	—
Restricted cash	301	301	—	—	320	320	—	—
Convertible debt derivative asset	—	—	—	—	712	—	—	712
Convertible debt derivative option liability	—	—	—	—	(511)	—	—	(511)

United’s debt-related derivatives presented in the tables above related to (a) supplemental indentures that provided that United’s convertible debt was convertible into shares of UAL common stock upon the terms and conditions specified in the indentures, and (b) the embedded conversion options in United’s convertible debt that were required to be separated and accounted for as though they were free-standing derivatives as a result of the United debt becoming convertible into the common stock of a different reporting entity. The derivatives described above related to the 4.5% Convertible Notes. Gains (losses) on these derivatives were recorded in Nonoperating income (expense): Miscellaneous, net in United’s Statements of Consolidated Operations. These derivatives along with their gains (losses) were reported in United’s separate financial statements and were eliminated in consolidation for UAL. In January 2015, the holders of substantially all of the remaining $202 million principal amount of the 4.5% Convertible Notes exercised their conversion option resulting in the issuance of 11 million shares of UAL common stock. The derivative assets and liabilities associated with the 4.5% Convertible Notes were settled in connection with the retirement of the related convertible debt, and the final accounting did not materially impact UAL’s or United’s Statements of Consolidated Operations.

Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale. As of March 31, 2015, asset-backed securities have remaining maturities of less than one year to approximately 40 years, corporate debt securities have remaining maturities of less than one year to approximately five years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately three years. The EETC securities mature in 2019.

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

	Fair Value of Debt by Fair Value Hierarchy Level
	March 31, 2015					December 31, 2014
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
UAL debt	$11,614	$12,232	$—	$9,282	$2,950	$11,434	$12,386	$—	$8,568	$3,818
United debt	11,614	12,232	—	9,282	2,950	11,433	12,386	—	8,568	3,818

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term investments and Restricted cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, (c) internally-developed models of the expected future cash flows related to the securities, or (d) broker quotes obtained by third-party valuation services.

Fuel derivatives	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign currency derivatives	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

NOTE 7 - HEDGING ACTIVITIES

Fuel Derivatives

The Company routinely hedges a portion of its expected aircraft fuel requirements to protect against increases in the price of fuel. The Company may restructure hedges in response to market conditions prior to their original settlement dates which may result in changes in hedge coverage levels and the potential recognition of gains or losses on such hedge contracts. As of March 31, 2015, the Company had hedged approximately 15% and 1% of its projected fuel requirements (575 million gallons and 35 million gallons, respectively) for the remainder of 2015 and 2016, respectively, with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of March 31, 2015, the Company had fuel hedges expiring through March 2016.

Upon proper qualification, the Company accounts for certain fuel derivative instruments as cash flow hedges. All derivatives designated as hedges that meet certain requirements are granted hedge accounting treatment. Instruments that qualify for hedge accounting treatment typically include swaps, call options, collars (which consist of a purchased call option and a sold put option) and four-way collars (a collar with a higher strike sold call option and a lower strike purchased put option). Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in AOCI until the underlying fuel is consumed and recorded in fuel expense. The Company is exposed to the risk that its hedges may not be effective in offsetting changes in the cost of fuel and that its hedges may not continue to qualify for hedge accounting. Hedge ineffectiveness results when the change in the fair value of the cash flow hedge exceeds the change in the value of the Company’s expected future cash outlay to purchase fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is classified as Nonoperating income (expense): Miscellaneous, net in the statements of consolidated operations.

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

The Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

Classification	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as cash flow hedges
Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$306	$450
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	27

Total liabilities		$306	$477

Derivatives not designated for hedge accounting
Assets:
Fuel contracts due within one year	Receivables	$7	$6

Total assets		$7	$6

Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$342	$244
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	2

Total liabilities		$342	$246

Total derivatives
Assets:
Fuel contracts due within one year	Receivables	$7	$6

Total assets		$7	$6

Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$648	$694
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	29

Total liabilities		$648	$723

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company posted $398 million and $577 million of collateral with fuel derivative counterparties as of March 31, 2015 and December 31, 2014, respectively. The collateral is recorded as Fuel hedge collateral deposits on the Company’s balance sheet.

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

	March 31, 2015	December 31, 2014
Current liabilities: Other	$(246)	$(209)
Other liabilities and deferred credits: Other	—	(30)

Hedge derivatives liabilities, net	$(246)	$(239)

The following tables present the impact of derivative instruments and their location within the Company’s unaudited statements of consolidated operations (in millions):

Derivatives designated as cash flow hedges

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Fuel contracts	$(75)	$(10)	$(161)	$(3)	$—	$(1)

Derivatives not designated for hedge accounting

Fuel contracts
	Three Months Ended March 31,
	2015	2014
Amount of loss recognized in Nonoperating income (expense): Miscellaneous, net	$(43)	$(40)

Foreign Currency Derivatives

The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company’s more significant foreign currency exposures include the Canadian dollar, Chinese renminbi, European euro, British pound and Japanese yen. At times, the Company uses derivative financial instruments to hedge its exposure to foreign currency. The Company does not enter into derivative instruments for non-risk management purposes. At March 31, 2015, the Company had forward contracts and collars in place to hedge 47% of its projected European euro denominated net cash inflows, primarily from passenger ticket sales, through the end of 2015.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments. As of March 31, 2015, United had firm commitments to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a) (b)
Airbus A350-1000	35
Boeing 737NG/737 MAX 9	125
Boeing 777-300ER	10
Boeing 787-8/-9/-10	38
Embraer E175	9
(a) United also has options and purchase rights for additional aircraft. (b) United also has committed to purchase two used Boeing 737-700 aircraft in 2015.

During the first quarter of 2015, the Company modified its existing order of wide body aircraft by reducing its firm commitments for 10 Boeing 787 aircraft and replacing those aircraft with orders for 10 Boeing 777-300ER aircraft. The aircraft listed in the table above are scheduled for delivery for the remainder of 2015 through 2025. For the remainder of 2015, United expects to take delivery of 14 Boeing 737-900ER aircraft, eight Boeing 787-9 aircraft and nine Embraer E175 aircraft.

As of March 31, 2015, United has EETC financing commitments for six aircraft deliveries in 2015, including two Boeing 737-900ER aircraft, one Boeing 787-9 aircraft and three Embraer E175 aircraft. In addition, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. See Note 9 of this report for additional information on aircraft financing.

The table below summarizes United’s commitments as of March 31, 2015 (including those assigned from UAL), which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets.

(in billions)
Last nine months of 2015	$2.4
2016	1.8
2017	1.8
2018	2.2
2019	3.3
After 2019	10.8

$22.3

Any incremental firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company. In April 2015, the Company exercised its options for five additional Embraer E175 aircraft. The Company is currently negotiating with certain regional carriers to own and/or sublease and operate those five aircraft, which will be delivered in 2016.

Guarantees and Off-Balance Sheet Financing

Guarantees. United is the guarantor of approximately $2.0 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.5 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with $290 million of these obligations are accounted for as capital leases. All of these bonds are due between 2015 and 2038.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At March 31, 2015, the Company had $2.4 billion of floating rate debt and $136 million of fixed rate debt, with remaining terms of up to 11 years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate balance of $2.5 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Labor Negotiations. As of March 31, 2015, United had approximately 84,000 active employees, of whom approximately 80% were represented by various labor organizations. We are in the process of negotiating joint collective bargaining agreements with our technicians and flight attendants.

NOTE 9 - DEBT

As of March 31, 2015, a substantial portion of our assets is pledged as collateral for our debt. These assets principally consist of aircraft, route authorities and loyalty program intangible assets. As of March 31, 2015, the Company was in compliance with its debt covenants.

4.5% Convertible Notes due 2015. At December 31, 2014, the remaining balance of these notes was $202 million. In January 2015, the holders of substantially all of the remaining $202 million principal amount of the 4.5% Convertible Notes exercised their conversion option resulting in the issuance of 11 million shares of UAL common stock.

6% Notes due 2026. In the first quarter of 2015, UAL used cash to repurchase $18 million par value 6% Notes due 2026 (the “2026 Notes”) in market transactions. On April 1, 2015, UAL used cash to redeem, at par, the remaining $303 million balance of the 2026 Notes. The 2026 Notes are recorded within Current maturities of long-term debt as of March 31, 2015.

6% Notes due 2028. In the first quarter of 2015, UAL used cash to repurchase $13 million par value 6% Notes due 2028 (the “2028 Notes”) in market transactions. On March 30, 2015, UAL notified holders of the 2028 Notes of its intention to redeem, at par, the remaining $298 million balance. In accordance with the call notice, UAL will use cash to redeem the 2028 Notes on May 1, 2015. The 2028 Notes are recorded within Current maturities of long-term debt as of March 31, 2015.

In the second quarter of 2015, the Company expects to record a nonoperating special charge of $129 million for the extinguishment of the 2026 Notes and the 2028 Notes. The nonoperating special charge is related to the write off of unamortized non-cash debt discounts.

2013 Credit and Guaranty Agreement. As of March 31, 2015, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s Credit and Guaranty Agreement (the “Credit Agreement”). See Note 11 in the Company’s 2014 Annual Report for additional information on the terms of the Credit Agreement.

EETCs. In August 2014, United created EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets. United expects to receive all proceeds from these pass-through trusts by the end of 2015. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2015 are as follows (in millions, except stated interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of March 31, 2015	Proceeds received from issuance of debt in the three months ended March 31, 2015	Remaining proceeds from issuance of debt to be received in future periods
August 2014	A	$823	September 2026	3.75%	$638	$526	$185
August 2014	B	238	September 2022	4.625%	185	153	53

		$1,061			$823	$679	$238

NOTE 10 - SPECIAL CHARGES

For the three months ended March 31, special charges consisted of the following (in millions):

Operating:	2015	2014
Severance and benefits	$50	$14
Integration-related costs	18	34
(Gains) losses on sale of assets and other special charges	(4)	4

Special charges	64	52
Nonoperating:
Loss on extinguishment of debt and other, net	6	21
Income tax benefit	—	(1)

Total operating and nonoperating special charges, net of income taxes	$70	$72

During the three months ended March 31, 2015, the Company recorded $50 million of severance and benefits related to a voluntary early-out program for its flight attendants. In 2014, more than 2,500 flight attendants elected to voluntarily separate from the Company and will receive a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through the end of 2015. The Company will record approximately $50 million of additional expense through the remainder of 2015 associated with this program over the remaining required service periods.

Integration-related costs include compensation costs related primarily to systems integration and training for employees.

During the three months ended March 31, 2015, the Company recorded $6 million of losses as part of Nonoperating income (expense): Miscellaneous, net due to the write-off of the debt discount related to the redemption of the 2026 Notes and 2028 Notes.

During the three months ended March 31, 2014, the Company recorded $14 million of severance and benefits and $34 million in integration-related costs. The severance and benefits primarily related to reductions of management and front-line employees, including from Hopkins International Airport (“Cleveland”), as part of its cost savings initiatives. The Company reduced its average daily departures from Cleveland by over 60 percent during the second quarter of 2014. The Company is currently evaluating its options regarding its long-term contractual commitments at Cleveland. The capacity reductions at Cleveland may result in further special charges, which could be significant, related to our contractual commitments. In addition, the Company recorded $21 million of losses due to exchange rate changes in Venezuela applicable to funds held in local currency.

Accruals

The accrual balance for severance and benefits was $96 million as of March 31, 2015, compared to $69 million as of March 31, 2014. The severance-related accrual as of March 31, 2015 is expected to be mostly paid through 2015. The following is a reconciliation of severance accrual activity for the period:

Severance and Benefits
Balance at December 31, 2014	$109
Accrual	50
Payments	(63)

Balance at March 31, 2015	$96

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 118 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. The Company operates an average of nearly 5,000 flights a day to 373 airports across six continents.

First Quarter Financial Highlights

•

First quarter 2015 net income was $508 million, or $1.32 diluted earnings per share. First quarter 2015 Non-GAAP net income was $582 million, or $1.52 diluted earnings per share, which excludes $70 million of operating and nonoperating special charges and $4 million of Economic Hedge Adjustments, consisting of $36 million of mark-to-market losses recorded in Nonoperating expense from fuel hedges settling in future periods and $32 million of prior period losses recorded in Nonoperating expense on fuel contracts settled in the current period.

•	Passenger revenue increased 0.5% to $7.4 billion during the first quarter of 2015 as compared to the first quarter of 2014.

•	First quarter 2015 aircraft fuel cost decreased 36.1% year-over-year due mainly to a 34.6% decrease in fuel prices, combined with a 2.2% decrease in fuel consumption.

•

Unrestricted liquidity at March 31, 2015 was $7.0 billion, including $1.35 billion of undrawn commitments under the revolving credit facility of the Company’s Credit and Guaranty Agreement (the “Credit Agreement”).

•

UAL spent $200 million to repurchase approximately 2.9 million shares of UAL common stock in open market transactions in the first quarter of 2015 under the Company’s previously announced share repurchase program. As of March 31, 2015, the Company has $480 million remaining to spend under the $1 billion share repurchase program. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

First Quarter Operational Highlights

•

Consolidated traffic increased 0.1% and consolidated capacity increased 0.1% during the first quarter of 2015 as compared to the first quarter of 2014. The Company’s load factor for the first quarter of 2015 was 81.1%.

•	The Company took delivery of nine Boeing 737-900ER aircraft, three Boeing 787-9 aircraft and two Embraer E175 aircraft during the first quarter of 2015.

Outlook

The Company expects full-year 2015 consolidated capacity to increase between 1% and 2% year-over-year. The Company expects full year 2015 cost per available seat mile (“CASM”) excluding profit sharing, third-party business expense, fuel and special charges to be flat to up one percent year-over-year. We are unable to project CASM on a GAAP basis, as defined below, as the nature and amount of special charges are not determinable at this time.

During the last part of 2014, the price of jet fuel declined, but remains volatile. Decreases in fuel prices for an extended period may result in increased industry capacity, increased competitive actions and lower fares or surcharges in general. If fuel prices were subsequently to rise significantly, there may be a lag between the adverse impact of higher fuel prices and any increases in fares and fees. Given the highly competitive nature of the airline industry, the Company may not be able to increase its fares and fees sufficiently to offset the full impact of increases in fuel prices, especially if these increases are rapid and sustained. Further, such fare and fee increases may not be sustainable, may reduce the general demand for air travel and may also eventually impact the Company’s strategic growth and investment plans for the future. Based on projected fuel consumption in 2015, a one dollar change in the price of a barrel of crude oil would change the Company’s annual fuel expense by approximately $93 million. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements.

Effective March 1, 2015, the Company modified its MileagePlus program for most tickets from the prior model in which members earn redeemable miles based on distance traveled to the current model, which is based on ticket price (including base fare and carrier imposed surcharges). Members are now able to earn between five and eleven miles per dollar spent based on their MileagePlus status. The modified program enhances the rewards for customers who spend more with United and gives them improved mileage-earning opportunities.

RESULTS OF OPERATIONS

The following discussion provides an analysis of results of operations and reasons for material changes therein for the three months ended March 31, 2015 as compared to the corresponding period in 2014.

First Quarter 2015 Compared to First Quarter 2014

The Company recorded net income of $508 million in the first quarter of 2015 as compared to net loss of $609 million in the first quarter of 2014. Excluding operating and nonoperating special charges and with Economic Hedge Adjustments, the Company had net income of $582 million in the first quarter of 2015 as compared to net loss of $489 million in the first quarter of 2014. See “Reconciliation of GAAP to Non-GAAP Financial Measures” at the end of this item for additional information related to accounting principles generally accepted in the United States (“GAAP”) to Non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $741 million for the first quarter of 2015, as compared to an operating loss of $349 million for the first quarter of 2014, an approximate $1.1 billion improvement year-over-year. Significant components of our operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2015	2014	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$8,608	$8,696	$(88)	(1.0)
Operating expense	7,867	9,045	(1,178)	(13.0)

Operating income (loss)	741	(349)	1,090	NM
Nonoperating expense	(230)	(257)	(27)	(10.5)
Income tax expense	3	3	—	—

Net income (loss)	$508	$(609)	$1,117	NM

NM - Not meaningful

Certain consolidated statistical information for the Company’s operations for the three months ended March 31 is as follows:

	2015	2014	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	31,522	31,900	(378)	(1.2)
Revenue passenger miles (“RPMs”) (millions) (b)	46,444	46,383	61	0.1
Available seat miles (“ASMs”) (millions) (c)	57,269	57,216	53	0.1
Passenger load factor (d)	81.1%	81.1%	0.0 pts.	—
Passenger revenue per available seat mile (“PRASM”) (cents)	12.96	12.91	0.05	0.4
Average yield per revenue passenger mile (cents) (e)	15.98	15.92	0.06	0.4
CASM (cents)	13.74	15.81	(2.07)	(13.1)
Average price per gallon of fuel, including fuel taxes	$2.08	$3.18	$(1.10)	(34.6)
Fuel gallons consumed (millions)	896	916	(20)	(2.2)
Average full-time equivalent employees	81,700	83,200	(1,500)	(1.8)

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended March 31 (in millions, except for percentage changes):

	2015	2014	Increase (Decrease)	% Change
Passenger—Mainline	$5,938	$5,848	$90	1.5
Passenger—Regional	1,482	1,536	(54)	(3.5)

Total passenger revenue	7,420	7,384	36	0.5
Cargo	242	209	33	15.8
Other operating revenue	946	1,103	(157)	(14.2)

	$8,608	$8,696	$(88)	(1.0)

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as first quarter year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2014 (a):
Passenger revenue (in millions)	$35	$(27)	$18	$64	$90	$(54)	$36
Passenger revenue	1.2%	(2.5)%	1.5%	9.4%	1.5%	(3.5)%	0.5%
Average fare per passenger	1.1%	(2.5)%	5.4%	1.5%	0.8%	1.5%	1.7%
Yield	3.1%	(7.9)%	4.4%	(0.9)%	0.7%	0.8%	0.4%
PRASM	2.3%	(7.4)%	6.9%	(1.6)%	0.9%	0.2%	0.4%
Average stage length	(2.2)%	8.2%	2.4%	3.4%	(0.1)%	1.4%	1.4%
Passengers	0.1%	0.1%	(3.6)%	7.8%	0.7%	(4.9)%	(1.2)%
RPMs (traffic)	(1.9)%	5.8%	(2.8)%	10.3%	0.8%	(4.3)%	0.1%
ASMs (capacity)	(1.2)%	5.3%	(5.0)%	11.2%	0.7%	(3.7)%	0.1%
Passenger load factor (points)	(0.6)	0.4	1.7	(0.6)	0.1	(0.5)	—

(a) See Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for the definition of these statistics.

Consolidated passenger revenue in the first quarter of 2015 increased 0.5% as compared to the year-ago period due to an increase in consolidated yield of 0.4% year-over-year, and a 0.1% year-over-year increase in both traffic and capacity, partially offset by unfavorable foreign currency results due to the strengthening of the U.S. dollar.

Cargo revenue increased $33 million, or 15.8%, in the first quarter of 2015 as compared to the year-ago period due to higher freight and mail volumes year-over-year. A contributing factor to the year-over-year increase was a U.S. West Coast port labor dispute that helped increase air freight results.

Other operating revenue in the first quarter of 2015 decreased $157 million, or 14.2%, as compared to the year-ago period due to a reduction in sales of aircraft fuel to a third party and a decrease in MileagePlus revenue year-over-year, partially offset by an increase in ancillary revenue.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2015	2014	Increase (Decrease)	% Change
Salaries and related costs	$2,301	$2,153	$148	6.9
Aircraft fuel	1,864	2,917	(1,053)	(36.1)
Regional capacity purchase	570	559	11	2.0
Landing fees and other rent	543	572	(29)	(5.1)
Depreciation and amortization	429	409	20	4.9
Aircraft maintenance materials and outside repairs	397	458	(61)	(13.3)
Distribution expenses	312	318	(6)	(1.9)
Aircraft rent	201	224	(23)	(10.3)
Special charges	64	52	12	NM
Other operating expenses	1,186	1,383	(197)	(14.2)

	$7,867	$9,045	$(1,178)	(13.0)

Salaries and related costs increased $148 million, or 6.9%, in the first quarter of 2015 as compared to the year-ago period primarily due to higher pay rates driven by new collective bargaining agreements, profit sharing accruals as a result of improved profitability, an increase in medical and dental costs and an increase in pension expense resulting from changes in actuarial assumptions, partially offset by decreases in share-based compensation expense and a 1.8% reduction in the number of employees.

Aircraft fuel expense decreased $1.1 billion, or 36.1%, year-over-year primarily due to a 34.6% decrease in the average price per gallon of aircraft fuel, combined with a 2.2% decrease in fuel consumption in the first quarter of 2015 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended March 31, 2015 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2015	2014	% Change	2015	2014	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$1,703	$2,914	(41.6)	$1.90	$3.18	(40.3)
Hedge losses reported in fuel expense	(161)	(3)	NM	(0.18)	—	NM

Fuel expense as reported	1,864	2,917	(36.1)	2.08	3.18	(34.6)
Cash received (paid) on settled hedges that did not qualify for hedge accounting (a)	(39)	7	NM	(0.04)	—	NM

Fuel expense including all gains (losses) from settled hedges	$1,903	$2,910	(34.6)	$2.12	$3.18	(33.3)

Total fuel consumption (gallons)	896	916	(2.2)

(a) Includes ineffectiveness gains (losses) on settled hedges and gains (losses) on settled hedges that were not designated for hedge accounting. Ineffectiveness gains (losses) and gains (losses) on hedges that do not qualify for hedge accounting are recorded in Nonoperating income (expense): Miscellaneous, net.

Regional capacity purchase increased $11 million, or 2.0%, in the first quarter of 2015 as compared to the year-ago period primarily due to increased incentive payments to regional partners for improved operational performance in 2015 versus 2014, inflation-based increases in certain fees and expenses related to the exit of certain Embraer ERJ 145 aircraft and the delivery of new Embraer E175 aircraft. These increases were partially offset by reduced expenses resulting from a decrease in regional capacity.

Landing fees and other rent decreased $29 million, or 5.1%, in the first quarter of 2015 as compared to the year-ago period primarily due to refunds of over-billings with certain airports. The Company also had reduced fees and less departures at several airports.

Aircraft maintenance materials and outside repairs decreased $61 million, or 13.3%, in the first quarter of 2015 as compared to the year-ago period primarily due to a reduction in significant aircraft engine maintenance visits, improved terms related to third-party maintenance and improvements in the efficiency of in-house maintenance programs.

Details of the Company’s special charges include the following for the three months ended March 31 (in millions):

	2015	2014
Severance and benefits	$50	$14
Integration-related costs	18	34
(Gains) losses on sale of assets and other special charges	(4)	4

Special charges	$64	$52

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Other operating expenses decreased $197 million, or 14.2%, in the first quarter of 2015 as compared to the year-ago period primarily due to a reduction in sales of aircraft fuel to a third party, a decrease in marketing expenses, favorable foreign currency impacts, the discontinuance of a Transportation Security Administration fee, efficiencies related to a new software program, and operational improvements that resulted in reduced denied boarding compensation payments.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

	2015	2014	Increase (Decrease)	% Change
Interest expense	$(173)	$(187)	$(14)	(7.5)
Interest capitalized	12	14	(2)	(14.3)
Interest income	5	5	—	—
Miscellaneous, net	(74)	(89)	(15)	(16.9)

Total	$(230)	$(257)	$(27)	(10.5)

Miscellaneous, net included losses of $43 million from derivatives not qualifying for hedge accounting as compared to losses of $40 million in the year-ago period. Foreign currency losses were approximately $26 million and $24 million in the first quarters of 2015 and 2014, respectively.

Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for additional information related to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of March 31, 2015, the Company had $5.6 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $4.4 billion at December 31, 2014. At March 31, 2015, the Company also had $301 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, estimated future workers’ compensation claims and credit card processing agreements. As of March 31, 2015, the Company had its entire commitment capacity of $1.35 billion under the revolving credit facility of the Company’s Credit Agreement available for letters of credit or borrowings.

Approximately $90 million of the Company’s unrestricted cash balance was held as Venezuelan bolivars as of March 31, 2015, the repatriation of which is limited by local law.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At March 31, 2015, the Company had approximately $12.3 billion of debt and capital lease obligations, including $1.8 billion that will become due in the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

The Company will continue to evaluate opportunities to prepay its debt, including open market repurchases, to reduce its indebtedness and the amount of interest paid on its indebtedness.

As of March 31, 2015, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a) (b)
Airbus A350-1000	35
Boeing 737NG/737 MAX 9	125
Boeing 777-300ER	10
Boeing 787-8/-9/-10	38
Embraer E175	9

(a) United also has options and purchase rights for additional aircraft.
(b) United also has committed to purchase two used Boeing 737-700 aircraft in 2015.

During the first quarter of 2015, the Company modified its existing order of wide body aircraft by reducing its firm commitments for 10 Boeing 787 aircraft and replacing those aircraft with orders for 10 Boeing 777-300ER aircraft. The aircraft listed in the table above are scheduled for delivery for the remainder of 2015 through 2025. For the remainder of 2015, United expects to take delivery of 14 Boeing 737-900ER aircraft, eight Boeing 787-9 aircraft and nine Embraer E175 aircraft.

As of March 31, 2015, United has enhanced equipment trust certificate (“EETC”) financing commitments for six aircraft deliveries in 2015, including two Boeing 737-900ER aircraft, one Boeing 787-9 aircraft and three Embraer E175 aircraft. In addition, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing.

As of March 31, 2015, UAL and United have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets of approximately $22.3 billion, of which approximately $2.4 billion, $1.8 billion, $1.8 billion, $2.2 billion, $3.3 billion and $10.8 billion are due in the last nine months of 2015 and for the full year for 2016, 2017, 2018, 2019 and thereafter, respectively.

Any incremental firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company. In April 2015, the Company exercised its options for five additional Embraer E175 aircraft. The Company is currently negotiating with certain regional carriers to own and/or sublease and operate those five aircraft, which will be delivered in 2016.

As of March 31, 2015, a substantial portion of the Company’s assets, principally aircraft, route authorities and certain other intangible assets, were pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	B+	B1	B+
United	B+	*	B+

* The credit agency does not issue corporate credit ratings for subsidiary entities.

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability or increase the cost of future financing for the Company.

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations for the three months ended March 31, 2015 was $1.8 billion compared to $694 million in the same period in 2014. The increase is primarily attributable to an increase in operating income and a decrease in fuel hedge collateral of $179 million.

Investing Activities. Capital expenditures were $210 million and $364 million in the three months ended March 31, 2015 and 2014, respectively. Capital expenditures for the three months ended March 31, 2015 were primarily attributable to the purchase of aircraft, facility and fleet-related costs.

In addition to capital expenditures during the three months ended March 31, 2015, we acquired 14 aircraft through the issuance of debt. See “Financing Activities” below for additional information.

Financing Activities. During the three months ended March 31, 2015, the Company made debt and capital lease payments of $320 million.

In January 2015, the holders of substantially all of the remaining $202 million principal amount of United’s 4.5% Convertible Notes due 2015 exercised their conversion option resulting in the issuance of 11 million shares of UAL common stock.

In the first quarter of 2015, UAL used cash to repurchase $18 million par value 6% Notes due 2026 (the “2026 Notes”) in market transactions. On April 1, 2015, UAL used cash to redeem, at par, the remaining $303 million balance of the 2026 Notes. The 2026 Notes are recorded within Current maturities of long-term debt as of March 31, 2015.

In the first quarter of 2015, UAL used cash to repurchase $13 million par value 6% Notes due 2028 (the “2028 Notes”) in market transactions. On March 30, 2015, UAL notified holders of the 2028 Notes of its intention to redeem, at par, the remaining $298 million balance. In accordance with the call notice, UAL will use cash to redeem the 2028 Notes on May 1, 2015. The 2028 Notes are recorded within Current maturities of long-term debt as of March 31, 2015.

In August 2014 United completed an EETC offering for a total principal amount of $1.1 billion. Of the $1.1 billion, United has received and recorded $823 million of proceeds as debt as of March 31, 2015. United expects to receive all proceeds from the August 2014 pass-through trusts by the end of 2015. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on EETC pass-through trusts.

As of March 31, 2015, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s Credit Agreement. See Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) for additional information on the terms of the Credit Agreement.

The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United. Certain covenants in the Credit Agreement and in the Company’s indentures are summarized in Note 11 of the 2014 Annual Report.

Share Repurchase Program. On July 24, 2014, UAL’s Board of Directors authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. UAL spent $200 million to repurchase approximately 2.9 million shares of UAL common stock in open market transactions in the first quarter of 2015. As of March 31, 2015, the Company has $480 million remaining to spend under the share repurchase program. See Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

Commitments, Contingencies and Liquidity Matters

As described in the 2014 Annual Report, the Company’s liquidity may be adversely impacted by a variety of factors, including, but not limited to, obligations associated with fuel hedge settlements and related collateral requirements, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies. See the 2014 Annual Report and Notes 5, 7, 8 and 9 to the financial statements contained in Part I, Item 1 of this report for additional information.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The Company evaluates its financial performance utilizing various GAAP and Non-GAAP financial measures, including net income/loss and net earnings/loss per share. The Non-GAAP financial measures in this report are presented because they provide management and investors the ability to measure and monitor the Company’s performance on a consistent basis. The Company believes that adjusting for operating and nonoperating special charges is useful to investors because they are nonrecurring charges not indicative of UAL’s ongoing performance. In addition, the Company believes that reflecting Economic Hedge Adjustments is useful because the adjustments allow investors to better understand the cash impact of settled hedges in a given period. Reconciliations of net income and diluted earnings per share to the Non-GAAP financial measures of net income and diluted earnings per share, excluding operating and nonoperating special charges and reflecting Economic Hedge Adjustments, for the three months ended March 31 are as follows in the tables below (in millions, except per share amounts):

	Three Months Ended March 31,
	Net Income 2015	Diluted Earnings per Share 2015	Net Loss 2014	Diluted Loss per Share 2014
Net income (loss)—GAAP	$508	$1.32	$(609)	$(1.66)
Operating and nonoperating special charges, net (a)	70	0.18	72	0.20
Mark-to-market losses from fuel hedges settling in future periods	36	0.10	26	0.07
Prior period gains (losses) on fuel contracts settled in the current period	(32)	(0.08)	22	0.06

Net income (loss) excluding operating and nonoperating special charges, net and reflecting Economic Hedge Adjustments—Non-GAAP	$582	$1.52	$(489)	$(1.33)

(a) See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information related to operating and nonoperating special charges, net.

CRITICAL ACCOUNTING POLICIES

See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Annual Report for a discussion of the Company’s critical accounting policies.

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans and revenue-generating initiatives, including optimizing its revenue; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); economic and political instability and other risks of doing business globally; its ability to cost-effectively hedge against increases in the price of aircraft fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; disruptions to its regional network; the costs and availability of aviation and other insurance; industry consolidation or changes in airline alliances; competitive pressures on pricing and on demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements and environmental regulations); labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; and other risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” of the 2014 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the U.S. Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Annual Report except as follows:

Aircraft Fuel. As of March 31, 2015, the Company had hedged approximately 15% and 1% of its projected fuel requirements (575 million gallons and 35 million gallons, respectively) for the remainder of 2015 and 2016, respectively, with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of March 31, 2015, the Company had fuel hedges expiring through March 2016.

At March 31, 2015, fuel derivatives were in a net liability position of $641 million. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

The fuel hedge portfolio is comprised of many individual hedge contracts (primarily option contracts) on multiple underlying commodities and entered into at various points in time, resulting in a wide range of strike prices with several hedge counterparties. The table below provides a view of the economic impact of the hedge portfolio on the Company’s 2015 fuel costs given significant moves (up to +/-30%) in market fuel prices from March 31, 2015 (in millions).

Period from April 01, 2015 to December 31, 2015 (In millions, except for change in market fuel prices)
Change in market fuel prices (a)	(Increase) decrease to unhedged fuel cost (b)	Hedge gain (loss) (c)	Net (increase) decrease to fuel cost	Fuel hedge collateral (posted)/received (d)
30%	$(1,503)	$263	$(1,240)	$(142)
20%	(1,002)	172	(830)	(229)
10%	(501)	85	(416)	(318)
(10)%	501	(84)	417	(497)
(20)%	1,002	(169)	833	(586)
(30)%	1,503	(253)	1,250	(675)

(a) Projected using equal shifts in spot and forward prices for aircraft fuel and crude oil underlying hedge contracts at March 31, 2015 levels.

(b) Projections are based on estimated consumption of three billion gallons and the March 31, 2015 average forward price of $1.67 per gallon, excluding taxes and other delivery costs.

(c) Change in projected cash gain/(loss) on existing hedges as of March 31, 2015. Includes all hedges whether or not the hedges are designated for hedge accounting.

(d) Projections are based on margin estimates for the entire fuel hedge portfolio as of March 31, 2015, including hedges settling in 2016.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of March 31, 2015, disclosure controls and procedures of each of UAL and United were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2015

Except as set forth below, during the three months ended March 31, 2015, there were no changes in UAL’s or United’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

During the first quarter of 2015, we made certain changes to the Company’s internal controls over financial reporting related to the payroll system. The operating effectiveness of these changes to our internal controls over financial reporting will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting as of the end of fiscal year 2015.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None

(b) None

(c) The following table presents repurchases of UAL common stock made in the first quarter of fiscal year 2015:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
January 1, 2015 through January 31, 2015	619,252	$68.75	619,252	$637
February 1, 2015 through February 28, 2015	852,700	67.86	852,700	580
March 1, 2015 through March 31, 2015	1,476,812	67.43	1,476,812	480

Total	2,948,764		2,948,764

(a) On July 24, 2014, UAL’s Board of Directors authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time.

The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock. The United Continental Holdings, Inc. 2008 Incentive Compensation Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. However, this plan does not specify a maximum number of shares that may be repurchased. A total of 134,146 shares were withheld under this plan in the first quarter of 2015 at an average share price of $67.69.

(b) Average price paid per share is calculated on a settlement basis and excludes commission.

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

United Continental Holdings, Inc.
(Registrant)

Date: April 23, 2015	By:	/s/ John D. Rainey

John D. Rainey
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: April 23, 2015	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

United Airlines, Inc.
(Registrant)

Date: April 23, 2015	By:	/s/ John D. Rainey

John D. Rainey
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: April 23, 2015	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

†10.1	UAL	Third Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

†10.2	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (for performance periods beginning on or after January 1, 2015)

^10.3	UAL United	Supplemental Agreement No. 62 to Purchase Agreement No. 1951, dated January 14, 2015, between The Boeing Company and United Airlines, Inc.

^10.4	UAL United	Supplemental Agreement No. 10 to Purchase Agreement No. 2484, dated January 14, 2015, between The Boeing Company and United Airlines, Inc.

^10.5	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 03776 dated January 14, 2015, between The Boeing Company and United Airlines, Inc.

^10.6	UAL United	Supplemental Agreement No. 4 to Purchase Agreement No. 3860 dated January 14, 2015, between The Boeing Company and United Airlines, Inc.

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan or arrangement. Pursuant to Item 601(b)(10), United is permitted to omit certain compensation-related exhibits from this report and therefore only UAL is identified as the registrant for purposes of those items.
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.