Form 10-Q
period 2015-06-30
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2015-07-23
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of July 14, 2015 is shown below:

United Continental Holdings, Inc.	377,762,286 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for United Airlines, Inc. common stock.

OMISSION OF CERTAIN INFORMATION

This combined Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.

United Airlines, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenue:
Passenger—Mainline	$6,961	$7,148	$12,899	$12,996
Passenger—Regional	1,715	1,833	3,197	3,369

Total passenger revenue	8,676	8,981	16,096	16,365
Cargo	229	232	471	441
Other operating revenue	1,009	1,116	1,955	2,219

	9,914	10,329	18,522	19,025

Operating expense:
Salaries and related costs	2,454	2,187	4,755	4,340
Aircraft fuel	2,106	3,101	3,970	6,018
Regional capacity purchase	583	591	1,153	1,150
Landing fees and other rent	553	567	1,096	1,139
Depreciation and amortization	445	417	874	826
Aircraft maintenance materials and outside repairs	431	471	828	929
Distribution expenses	348	346	660	664
Aircraft rent	194	222	395	446
Special charges (Note 10)	55	169	119	221
Other operating expenses	1,300	1,352	2,486	2,735

	8,469	9,423	16,336	18,468

Operating income	1,445	906	2,186	557

Nonoperating income (expense):
Interest expense	(167)	(186)	(340)	(373)
Interest capitalized	13	13	25	27
Interest income	6	4	11	9
Miscellaneous, net (Note 10)	(100)	54	(174)	(35)

	(248)	(115)	(478)	(372)

Income before income taxes	1,197	791	1,708	185
Income tax expense	4	2	7	5

Net income	$1,193	$789	$1,701	$180

Earnings per share, basic	$3.14	$2.12	$4.46	$0.48

Earnings per share, diluted	$3.14	$2.01	$4.45	$0.47

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,193	$789	$1,701	$180

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	147	32	233	25
Employee benefit plans	28	(18)	30	(39)
Investments and other	(10)	(5)	4	(5)

	165	9	267	(19)

Total comprehensive income, net	$1,358	$798	$1,968	$161

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,796	$2,002
Short-term investments	2,189	2,382
Receivables, less allowance for doubtful accounts (2015—$22; 2014—$22)	1,471	1,146
Fuel hedge collateral deposits	181	577
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2015—$187; 2014—$169)	656	666
Deferred income taxes	619	591
Prepaid expenses and other	881	774

	8,793	8,138

Operating property and equipment:
Owned—
Flight equipment	22,555	21,107
Other property and equipment	4,220	4,016

	26,775	25,123
Less—Accumulated depreciation and amortization	(7,726)	(7,079)

	19,049	18,044

Purchase deposits for flight equipment	951	706

Capital leases—
Flight equipment	1,300	1,272
Other property and equipment	332	331

	1,632	1,603
Less—Accumulated amortization	(931)	(886)

	701	717

	20,701	19,467

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2015—$1,093; 2014—$1,049)	4,220	4,284
Restricted cash	214	276
Other, net	916	665

	9,873	9,748

	$39,367	$37,353

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) June 30, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$5,175	$3,701
Frequent flyer deferred revenue	2,116	2,058
Accounts payable	2,322	1,882
Accrued salaries and benefits	1,846	1,818
Current maturities of long-term debt	1,047	1,313
Current maturities of capital leases	111	110
Fuel derivative instruments	401	694
Other	792	932

	13,810	12,508

Long-term debt	9,938	10,121
Long-term obligations under capital leases	563	571

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,873	2,879
Postretirement benefit liability	1,927	1,933
Pension liability	1,468	2,226
Advanced purchase of miles	1,124	1,217
Deferred income taxes	1,623	1,591
Lease fair value adjustment, net	410	466
Other	1,509	1,445

	10,934	11,757

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 378,838,875 and 374,525,916 shares at June 30, 2015 and December 31, 2014, respectively	4	4
Additional capital invested	7,938	7,721
Accumulated deficit	(2,182)	(3,883)
Stock held in treasury, at cost	(826)	(367)
Accumulated other comprehensive income (loss)	(812)	(1,079)

	4,122	2,396

	$39,367	$37,353

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net cash provided by operating activities	$3,577	$2,158
Cash Flows from Investing Activities:
Capital expenditures	(1,311)	(953)
Purchases of short-term and other investments	(1,202)	(2,076)
Proceeds from sale of short-term and other investments	1,397	1,602
Investment in affiliates	(130)	—
Proceeds from sale of property and equipment	36	43
Other, net	37	52

Net cash used in investing activities	(1,173)	(1,332)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,319)	(912)
Repurchases of common stock	(445)	—
Proceeds from issuance of long-term debt	228	395
Principal payments under capital leases	(53)	(58)
Other, net	(21)	(47)

Net cash used in financing activities	(1,610)	(622)

Net increase in cash and cash equivalents	794	204
Cash and cash equivalents at beginning of the period	2,002	3,220

Cash and cash equivalents at end of the period	$2,796	$3,424

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$776	$658
Exchanges of certain convertible notes for common stock	201	202

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenue:
Passenger—Mainline	$6,961	$7,148	$12,899	$12,996
Passenger—Regional	1,715	1,833	3,197	3,369

Total passenger revenue	8,676	8,981	16,096	16,365
Cargo	229	232	471	441
Other operating revenue	1,009	1,116	1,955	2,219

	9,914	10,329	18,522	19,025

Operating expense:
Salaries and related costs	2,454	2,187	4,755	4,340
Aircraft fuel	2,106	3,101	3,970	6,018
Regional capacity purchase	583	591	1,153	1,150
Landing fees and other rent	553	567	1,096	1,139
Depreciation and amortization	445	417	874	826
Aircraft maintenance materials and outside repairs	431	471	828	929
Distribution expenses	348	346	660	664
Aircraft rent	194	222	395	446
Special charges (Note 10)	55	169	119	221
Other operating expenses	1,299	1,352	2,485	2,727

	8,468	9,423	16,335	18,460

Operating income	1,446	906	2,187	565

Nonoperating income (expense):
Interest expense	(167)	(188)	(340)	(377)
Interest capitalized	13	13	25	27
Interest income	6	4	11	9
Miscellaneous, net (Note 10)	(101)	36	(175)	(30)

	(249)	(135)	(479)	(371)

Income before income taxes	1,197	771	1,708	194
Income tax expense	4	2	6	5

Net income	$1,193	$769	$1,702	$189

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,193	$769	$1,702	$189

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	147	32	233	25
Employee benefit plans	28	(18)	30	(39)
Investments and other	(9)	(6)	5	(5)

	166	8	268	(19)

Total comprehensive income, net	$1,359	$777	$1,970	$170

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,790	$1,996
Short-term investments	2,189	2,382
Receivables, less allowance for doubtful accounts (2015—$22; 2014—$22)	1,471	1,146
Fuel hedge collateral deposits	181	577
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2015—$187; 2014—$169)	656	666
Deferred income taxes	619	591
Prepaid expenses and other	929	823

	8,835	8,181

Operating property and equipment:
Owned—
Flight equipment	22,555	21,107
Other property and equipment	4,220	4,016

	26,775	25,123
Less—Accumulated depreciation and amortization	(7,726)	(7,079)

	19,049	18,044

Purchase deposits for flight equipment	951	706

Capital leases—
Flight equipment	1,300	1,272
Other property and equipment	332	331

	1,632	1,603
Less—Accumulated amortization	(931)	(886)

	701	717

	20,701	19,467

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2015—$1,093; 2014—$1,049)	4,220	4,284
Restricted cash	214	276
Other, net	916	1,377

	9,873	10,460

	$39,409	$38,108

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$5,175	$3,701
Frequent flyer deferred revenue	2,116	2,058
Accounts payable	2,327	1,886
Accrued salaries and benefits	1,846	1,818
Current maturities of long-term debt	1,047	1,313
Current maturities of capital leases	111	110
Fuel derivative instruments	401	694
Other	791	933

	13,814	12,513

Long-term debt	9,938	10,120
Long-term obligations under capital leases	563	571

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,873	2,879
Postretirement benefit liability	1,927	1,933
Pension liability	1,468	2,226
Advanced purchase of miles	1,124	1,217
Deferred income taxes	1,623	1,591
Lease fair value adjustment, net	410	466
Other	1,509	1,957

	10,934	12,269

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both June 30, 2015 and December 31, 2014	—	—
Additional capital invested	6,912	7,347
Accumulated deficit	(1,926)	(3,628)
Accumulated other comprehensive income (loss)	(811)	(1,079)
Receivable from related parties	(15)	(5)

	4,160	2,635

	$39,409	$38,108

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net cash provided by operating activities	$3,568	$2,149
Cash Flows from Investing Activities:
Capital expenditures	(1,311)	(953)
Purchases of short-term investments and other investments	(1,202)	(2,076)
Proceeds from sale of short-term and other investments	1,397	1,602
Investment in affiliates	(130)	—
Proceeds from sale of property and equipment	36	43
Other, net	37	52

Net cash used in investing activities	(1,173)	(1,332)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,319)	(912)
Dividend to UAL	(445)	—
Proceeds from issuance of long-term debt	228	395
Principal payments under capital leases	(53)	(58)
Other, net	(12)	(38)

Net cash used in financing activities	(1,601)	(613)

Net increase in cash and cash equivalents	794	204
Cash and cash equivalents at beginning of the period	1,996	3,214

Cash and cash equivalents at end of the period	$2,790	$3,418

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$776	$658
Transfer of UAL subsidiaries to United	—	186
Conversion of convertible notes to UAL common stock	—	156

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards. The Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification, and is effective for annual reporting periods beginning after December 15, 2017. The FASB also approved permitting early adoption of the standard, but not before January 1, 2017. The Company is evaluating the impact on its financial statements and whether to adopt this standard early.

The FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. As of June 30, 2015, the Company had approximately $185 million of unamortized debt issuance costs recorded as an asset on its balance sheet classified as Other, net. The Company will reclassify the unamortized debt issuance costs and present debt net of those unamortized costs on its balance sheet upon adoption of this standard.

The FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under the standard, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient will no longer be categorized in the fair value hierarchy. It is effective for fiscal years and interim periods beginning after December 15, 2015, but early adoption is permitted. As of June 30, 2015, the Company had approximately $200 million of such investments as part of its Short-term investments balance sheet total. In addition, pension plan investments measured at net asset value per share, if any, will no longer be categorized within the fair value hierarchy beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2015. The Company is evaluating the impact the adoption of this standard will have on its financial statements for both Short-term investments and pension plan investment balance sheet totals.

NOTE 2 - EARNINGS PER SHARE

The table below represents the computation of UAL’s basic and diluted earnings per share amounts and the number of securities that have been excluded from the computation of diluted earnings per share amounts because they were antidilutive (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per share:
Earnings available to common stockholders	$1,193	$789	$1,701	$180

Basic weighted-average shares outstanding	380	373	381	371

Earnings per share, basic	$3.14	$2.12	$4.46	$0.48

Diluted earnings per share:
Earnings available to common stockholders	$1,193	$789	$1,701	$180
Effect of convertible notes	—	7	—	6

Earnings available to common stockholders including the effect of dilutive securities	$1,193	$796	$1,701	$186

Diluted shares outstanding:
Basic weighted-average shares outstanding	380	373	381	371
Effect of convertible notes	—	22	—	21
Effect of restricted stock and employee stock options	—	1	1	—

Diluted weighted-average shares outstanding	380	396	382	392

Earnings per share, diluted	$3.14	$2.01	$4.45	$0.47

Potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and stock options	—	1	—	2
Convertible notes	—	—	—	4

In January 2015, the holders of substantially all of the remaining $202 million principal amount of United’s 4.5% Convertible Notes due 2015 (the “4.5% Convertible Notes”) exercised their conversion option resulting in the issuance of 11 million shares of UAL common stock. There is no convertible debt outstanding as of June 30, 2015.

In 2014, UAL’s Board of Directors authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock. UAL spent $250 million and $450 million to repurchase approximately 4.4 million and 7.3 million shares of UAL common stock in open market transactions in the three and six months ended June 30, 2015, respectively. As of June 30, 2015, the Company has $230 million remaining to spend under the share repurchase program. On July 21, 2015, UAL’s Board of Directors authorized a new $3 billion share repurchase program, which the Company expects to complete by December 31, 2017. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss), net of tax (“AOCI”) (in millions):

UAL (a)	Pension and Other Postretirement Liabilities	Derivative Contracts	Investments and Other	Total
Balance at March 31, 2015	$(585)	$(413)	$21	$(977)
Changes in value	20	29	(10)	39
Amounts reclassified to earnings	8	118	—	126

Net change	28	147	(10)	165

Balance at June 30, 2015	$(557)	$(266)	$11	$(812)

Balance at December 31, 2014	$(587)	$(499)	$7	$(1,079)
Changes in value	12	(46)	5	(29)
Amounts reclassified to earnings	18	279	(1)	296

Net change	30	233	4	267

Balance at June 30, 2015	$(557)	$(266)	$11	$(812)

UAL (a)	Pension and Other Postretirement Liabilities	Derivative Contracts	Investments and Other	Total
Balance at March 31, 2014	$563	$4	$13	$580
Changes in value	—	31	1	32
Amounts reclassified to earnings	(18)	1	(6)	(23)

Net change	(18)	32	(5)	9

Balance at June 30, 2014	$545	$36	$8	$589

Balance at December 31, 2013	$584	$11	$13	$608
Changes in value	(5)	21	1	17
Amounts reclassified to earnings	(34)	4	(6)	(36)

Net change	(39)	25	(5)	(19)

Balance at June 30, 2014	$545	$36	$8	$589

Details about AOCI Components	Amount Reclassified from AOCI to Income				Affected Line Item in the Statements of Consolidated Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of (gains) losses into earnings (b)	$118	$1	$279	$4	Aircraft fuel
Amortization of pension and post-retirement items
Amortization of unrecognized (gains) losses and prior service cost (credit) (b) (c)	$8	$(18)	$18	$(34)	Salaries and related costs
Investments and other
Available for sale securities-reclassifications of gains into earnings (b)	$—	$(6)	$(1)	$(6)	Miscellaneous, net

(a) UAL and United amounts are substantially the same except for additional gains (losses) related to investments and other of $1 million at United for the three and six months ended June 30, 2015 and $(1) million at United for the three months ended June 30, 2014.

(b) Income tax expense for these items was offset by the Company’s valuation allowance.

(c) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional information).

NOTE 4 - INCOME TAXES

Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company’s management assesses available positive and negative evidence regarding the Company’s ability to realize its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. To form a conclusion, management considers positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies and negative evidence such as historical losses. Although the Company is not in a three-year cumulative loss position at June 30, 2015, management has determined that the low level of cumulative pre-tax income, combined with the Company’s history of operating losses resulted in a determination that a valuation allowance is still necessary. Management will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of the valuation allowance. The valuation allowance balance at June 30, 2015 was $4.1 billion.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Service cost	$31	$25	$5	$4
Interest cost	50	50	21	22
Expected return on plan assets	(49)	(44)	(1)	—
Amortization of unrecognized (gain) loss and prior service cost (credit)	22	2	(14)	(20)

Total	$54	$33	$11	$6

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$62	$49	$10	$9
Interest cost	100	101	41	44
Expected return on plan assets	(98)	(89)	(1)	(1)
Amortization of unrecognized (gain) loss and prior service cost (credit)	44	5	(27)	(39)
Settlement loss	1	—	—	—

Total	$109	$66	$23	$13

During the three and six months ended June 30, 2015, the Company contributed $620 million and $800 million, respectively, to its U.S. domestic tax-qualified defined benefit pension plans.

Share-Based Compensation. The Company generally grants incentive compensation awards, including long-term equity based awards, during the first quarter of the calendar year. During the first quarter of 2015, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.2 million shares of restricted stock and 0.3 million restricted stock units (“RSUs”) that vest pro-rata over three years on the anniversary of the grant date. The time-vested RSUs are cash-settled based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company also granted 0.6 million performance-based RSUs that will vest based on the Company’s return on invested capital and the Company’s relative improvement in pre-tax margin for the three years ending December 31, 2017. If these performance conditions are achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the RSUs as liability awards.

The table below presents information related to share-based compensation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Share-based compensation expense	$16	$14	$33	$46

	June 30, 2015	December 31, 2014
Unrecognized share-based compensation	$72	$62

Profit Sharing Plans. Substantially all employees participate in profit sharing, which varies from 5% to 20% of pre-tax earnings, excluding special items, profit sharing expense and share-based compensation, depending on the work group and at varying percentages of the Company’s earnings. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. Eligible non-U.S. co-workers receive profit sharing based on the calculation under the U.S. profit sharing plan for management and administrative employees. Profit sharing expense is recorded as a component of Salaries and related costs in the Company’s statements of consolidated operations.

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	June 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$2,796	$2,796	$—	$—	$2,002	$2,002	$—	$—
Short-term investments:
Asset-backed securities	726	—	726	—	901	—	901	—
Corporate debt	868	—	868	—	876	—	876	—
Certificates of deposit placed through an account registry service (“CDARS”)	279	—	279	—	256	—	256	—
Auction rate securities	16	—	—	16	26	—	—	26
U.S. government and agency notes	45	—	45	—	68	—	68	—
Other fixed income securities	255	—	255	—	255	—	255	—
Enhanced equipment trust certificates (“EETC”)	27	—	—	27	28	—	—	28
Fuel derivatives liability, net	(361)	—	(361)	—	(717)	—	(717)	—
Foreign currency derivatives asset, net	6	—	6	—	2	—	2	—
Restricted cash	283	283	—	—	320	320	—	—

	United
Cash and cash equivalents	$2,790	$2,790	$—	$—	$1,996	$1,996	$—	$—
Short-term investments:
Asset-backed securities	726	—	726	—	901	—	901	—
Corporate debt	868	—	868	—	876	—	876	—
CDARS	279	—	279	—	256	—	256	—
Auction rate securities	16	—	—	16	26	—	—	26
U.S. government and agency notes	45	—	45	—	68	—	68	—
Other fixed income securities	255	—	255	—	255	—	255	—
EETC	27	—	—	27	28	—	—	28
Fuel derivatives liability, net	(361)	—	(361)	—	(717)	—	(717)	—
Foreign currency derivatives asset, net	6	—	6	—	2	—	2	—
Restricted cash	283	283	—	—	320	320	—	—
Convertible debt derivative asset	—	—	—	—	712	—	—	712
Convertible debt derivative option liability	—	—	—	—	(511)	—	—	(511)

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

Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale. As of June 30, 2015, asset-backed securities have remaining maturities of less than one year to approximately 40 years, corporate debt securities have remaining maturities of less than one year to approximately seven years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately three years. The EETC securities mature in 2019.

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

	Fair Value of Debt by Fair Value Hierarchy Level
	June 30, 2015					December 31, 2014
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
UAL debt	$10,985	$11,388	$—	$8,573	$2,815	$11,434	$12,386	$—	$8,568	$3,818
United debt	10,985	11,388	—	8,573	2,815	11,433	12,386	—	8,568	3,818

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term investments and Restricted cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, (c) internally-developed models of the expected future cash flows related to the securities, or (d) broker quotes obtained by third-party valuation services.

Fuel derivatives	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign currency derivatives	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

NOTE 7 - HEDGING ACTIVITIES

Fuel Derivatives

The Company routinely hedges a portion of its expected aircraft fuel requirements to protect against increases in the price of fuel. The Company may restructure hedges in response to market conditions prior to their original settlement dates which may result in changes in hedge coverage levels and the potential recognition of gains or losses on such hedge contracts. As of June 30, 2015, the Company had hedged approximately 22% and 5% of its projected fuel requirements (442 million gallons and 180 million gallons, respectively) for the remainder of 2015 and 2016, respectively, with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of June 30, 2015, the Company had fuel hedges expiring through March 2016.

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

The Company also uses certain combinations of derivative contracts that are economic hedges but do not qualify for hedge accounting under GAAP. Additionally, the Company may enter into contracts at different times and later combine those contracts into structures designated for hedge accounting. As with derivatives that qualify for hedge accounting, the economic hedges and individual contracts are part of the Company’s program to mitigate the adverse financial impact of potential increases in the price of fuel. The Company records changes in the fair value of these various contracts that are not designated for hedge accounting to Nonoperating income (expense): Miscellaneous, net in the statements of consolidated operations.

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

The Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

Classification	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as cash flow hedges
Assets:
Fuel contracts due within one year	Receivables	$23	$—

Total assets		$23	$—

Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$261	$450
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	27

Total liabilities		$261	$477

Derivatives not designated for hedge accounting
Assets:
Fuel contracts due within one year	Receivables	$9	$6
Fuel contracts with maturities greater than one year	Other assets: Other, net	8	—

Total assets		$17	$6

Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$140	$244
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	2

Total liabilities		$140	$246

Total derivatives
Assets:
Fuel contracts due within one year	Receivables	$32	$6
Fuel contracts with maturities greater than one year	Other assets: Other, net	8	—

Total assets		$40	$6

Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$401	$694
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	29

Total liabilities		$401	$723

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company posted $181 million and $577 million of collateral with fuel derivative counterparties as of June 30, 2015 and December 31, 2014, respectively. The collateral is recorded as Fuel hedge collateral deposits on the Company’s balance sheet.

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

	June 30, 2015	December 31, 2014
Fuel derivative instruments	$(232)	$(209)
Other liabilities and deferred credits: Other	—	(30)

Hedge derivatives liabilities, net	$(232)	$(239)

The following tables present the impact of derivative instruments and their location within the Company’s unaudited statements of consolidated operations (in millions):

Derivatives designated as cash flow hedges

	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Gain Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Fuel contracts	$29	$31	$(118)	$(1)	$—	$5

Derivatives designated as cash flow hedges

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Gain Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Fuel contracts	$(46)	$21	$(279)	$(4)	$—	$4

Derivatives not designated for hedge accounting

Fuel contracts

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amount of gain (loss) recognized in Nonoperating income (expense): Miscellaneous, net	$41	$39	$(2)	$(1)

Foreign Currency Derivatives

The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company’s more significant foreign currency exposures include the Canadian dollar, Chinese renminbi, European euro, British pound and Japanese yen. At times, the Company uses derivative financial instruments, such as options collars and forward contracts, to hedge its exposure to foreign currency. The Company does not enter into derivative instruments for non-risk management purposes. At June 30, 2015, the Company had foreign currency derivative contracts in place to hedge 38% and 22% of its projected European euro denominated net cash inflows for the remainder of 2015 and 2016, respectively, and 11% of its British pound denominated net cash inflows for the remainder of 2015. Net cash relates primarily to passenger ticket sales inflows partially offset by expenses paid in local currencies. At June 30, 2015, the fair value of the Company’s foreign currency derivatives was an asset of $6 million.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments. As of June 30, 2015, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737NG/737 MAX 9	123
Boeing 777-300ER	10
Boeing 787-8/-9/-10	37
Embraer E175	10
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2024. For the remainder of 2015, United expects to take delivery of eight Boeing 737NG aircraft and seven Boeing 787-9 aircraft. The 10 Embraer E175 aircraft are all scheduled for delivery through 2016.

As of June 30, 2015, United had financing commitments from banks to fund two Boeing 737-900ER aircraft and four Embraer E175 aircraft. These aircraft were delivered to United during the second quarter of 2015 and the financings were completed in July 2015. In addition, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. See Note 9 of this report for additional information on aircraft financing.

The table below summarizes United’s commitments as of June 30, 2015 (including those assigned from UAL), which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets. Any incremental firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

(in billions)
Last six months of 2015	$1.6
2016	2.5
2017	2.0
2018	2.2
2019	3.0
After 2019	10.6

$21.9

In July 2015, the Company exercised its options for five additional Embraer E175 aircraft and all are scheduled for delivery in 2016. The Company is currently negotiating with certain regional carriers to own and/or sublease and operate all the outstanding firm Embraer E175 aircraft on order.

Aircraft Operating Leases

During the second quarter of 2015, the Company reached an agreement with AerCap Holdings N.V., a major aircraft leasing company, to lease used Airbus A319s. Eleven aircraft will be delivered over the next two years beginning in early 2016. In addition, up to 14 more aircraft may be delivered over the next five years subject to certain conditions.

Guarantees. United is the guarantor of approximately $2.0 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.5 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with $294 million of these obligations are accounted for as capital leases. All of these bonds are due between 2015 and 2038.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At June 30, 2015, the Company had $2.2 billion of floating rate debt and $130 million of fixed rate debt, with remaining terms of up to 12 years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate balance of $2.3 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Labor Negotiations. As of June 30, 2015, United had approximately 84,000 active employees, of whom approximately 80% were represented by various labor organizations. We are in the process of negotiating joint collective bargaining agreements with our technicians and flight attendants.

NOTE 9 - DEBT

As of June 30, 2015, a substantial portion of our assets is pledged as collateral for our debt. These assets principally consist of aircraft, route authorities and loyalty program intangible assets. As of June 30, 2015, the Company was in compliance with its debt covenants.

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

6% Notes due 2028. In the first quarter of 2015, UAL used cash to repurchase $13 million par value 6% Notes due 2028 (the “2028 Notes”) in market transactions. On May 1, 2015, UAL used cash to redeem, at par, the remaining $298 million balance of the 2028 Notes.

In the second quarter of 2015, the Company recorded a nonoperating special charge of $128 million for the extinguishment of the 2026 Notes and the 2028 Notes. The nonoperating special charge is related to the write off of unamortized non-cash debt discounts. See Note 10 of this report for additional information.

2013 Credit and Guaranty Agreement. As of June 30, 2015, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s Credit and Guaranty Agreement.

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

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of June 30, 2015	Proceeds received from issuance of debt in the six months ended June 30, 2015	Remaining proceeds from issuance of debt to be received in future periods
August 2014	A	$823	September 2026	3.75%	$823	$711	$—
August 2014	B	238	September 2022	4.625%	238	206	—

		$1,061			$1,061	$917	$—

The table below presents contractual principal payments at June 30, 2015 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

UAL and United
Last six months of 2015	$585
2016	1,192
2017	775
2018	1,310
2019	1,736
After 2019	5,358

$10,956

NOTE 10 - SPECIAL CHARGES

For the three and six months ended June 30, special charges consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating:	2015	2014	2015	2014
Severance and benefits	$25	$38	$75	$52
Integration-related costs	14	17	32	51
Costs associated with permanently grounding Embraer ERJ 135 aircraft	—	66	—	66
(Gains) losses on sale of assets and other special charges	16	48	12	52

Special charges	55	169	119	221
Nonoperating:
Loss on extinguishment of debt and other, net	128	—	134	21
Income tax benefit	—	—	—	(1)

Total operating and nonoperating special charges, net of income taxes	$183	$169	$253	$241

During the three and six months ended June 30, 2015, the Company recorded $25 million and $75 million, respectively, of severance and benefits primarily related to a voluntary early-out program for its flight attendants. In 2014, more than 2,500 flight attendants elected to voluntarily separate from the Company and will receive a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through the end of 2015. The Company will record approximately $25 million of additional expense through the remainder of 2015 associated with this program over the remaining required service periods.

Integration-related costs include compensation costs related primarily to systems integration and training for employees.

During the three and six months ended June 30, 2015, the Company recorded $16 million and $12 million, respectively, for the impairment of assets and other special gains and losses.

During the three and six months ended June 30, 2015, the Company recorded $128 million and $134 million, respectively, of losses as part of Nonoperating income (expense): Miscellaneous, net due to the write-off of the unamortized non-cash debt discount related to the extinguishment of the 2026 Notes and the 2028 Notes.

During the six months ended June 30, 2014, the Company recorded $52 million of severance and benefits primarily related to reductions of management and front-line employees, including from Hopkins International Airport (“Cleveland”), as part of its cost savings initiatives. The Company reduced its average daily departures from Cleveland by over 60 percent during the second quarter of 2014. The Company is currently evaluating its options regarding its long-term contractual commitments at Cleveland. The capacity reductions at Cleveland may result in further special charges, which could be significant, related to our contractual commitments.

During the three months ended June 30, 2014, the Company recorded $66 million for the permanent grounding of 21 of the Company’s Embraer ERJ 135 regional aircraft under lease through 2018, which included an accrual for remaining lease payments and an amount for maintenance return conditions. The Company decided to permanently ground these 21 Embraer ERJ 135 aircraft as a result of new Embraer E175 regional jet deliveries, the impact of pilot shortages at regional carriers and fuel prices.

During the six months ended June 30, 2014, the Company recorded $33 million for charges related primarily to the impairment of its flight equipment held for disposal associated with its Boeing 737-300 and 737-500 fleets and incurred losses on sales of aircraft and other assets and other special losses totaling $19 million.

During the three months ended March 31, 2014, the Company recorded $21 million of losses due to exchange rate changes in Venezuela applicable to funds held in local currency.

Accruals

The accrual balance for severance and benefits was $104 million as of June 30, 2015, compared to $82 million as of June 30, 2014. The severance-related accrual as of June 30, 2015 is expected to be mostly paid through 2015. The following is a reconciliation of severance accrual activity for the period:

Severance and Benefits
Balance at December 31, 2014	$109
Accrual	75
Payments	(80)

Balance at June 30, 2015	$104

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 118 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. The Company operates an average of nearly 5,000 flights a day to 362 airports across six continents.

Second Quarter Financial Highlights

•

Second quarter 2015 net income was $1.2 billion, or $3.14 diluted earnings per share. Second quarter 2015 Non-GAAP net income was $1.3 billion, or $3.31 diluted earnings per share, which excludes $183 million of operating and nonoperating special charges and $116 million of “Hedge Program Adjustments,” consisting of $26 million of mark-to-market gains recorded in Nonoperating expense from fuel derivative contracts settling in future periods and $90 million of prior period losses recorded in Nonoperating expense on fuel derivative contracts settled in the current period.

•	Second quarter 2015 aircraft fuel cost decreased 32.1% year-over-year due to a decrease in fuel prices.

•

Unrestricted liquidity at June 30, 2015 was $6.3 billion, including $1.35 billion of undrawn commitments under the revolving credit facility of the Company’s Credit and Guaranty Agreement (the “Credit Agreement”).

•

The Company announced a new strategic partnership with Azul Linhas Aereas Brasileiras S.A. (“Azul”), Brazil’s third largest airline, which provides a range of customer benefits including codesharing of flights (subject to government approval), joint loyalty-program participation and expanded connection opportunities on routes between the U.S. and Brazil, a key market for United, in addition to other points in North and South America.

•

UAL spent $250 million to repurchase approximately 4.4 million shares of UAL common stock in open market transactions in the second quarter of 2015 under the Company’s previously announced share repurchase program. As of June 30, 2015, the Company has $230 million remaining to spend under the $1 billion share repurchase program. On July 21, 2015, UAL’s Board of Directors authorized a new $3 billion share repurchase program, which the Company expects to complete by December 31, 2017. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

Second Quarter Operational Highlights

•

Consolidated traffic increased 0.7% and consolidated capacity increased 2.3% during the second quarter of 2015 as compared to the second quarter of 2014. The Company’s load factor for the second quarter of 2015 was 83.9%.

•	The Company took delivery of six Boeing 737-900ER aircraft, one Boeing 787-9 aircraft, three used Boeing 737-700 aircraft and nine Embraer E175 aircraft during the second quarter of 2015.

Outlook

The Company expects full-year 2015 consolidated capacity to increase between 1% and 1.5% year-over-year. The Company expects full year 2015 cost per available seat mile (“CASM”) excluding profit sharing, third-party business expense, fuel and special charges to be flat to up 0.5% year-over-year. We are unable to project CASM on a GAAP basis, as defined below, as the nature and amount of special charges are not determinable at this time.

Since the summer of 2014, the price of jet fuel declined and remains volatile. Based on projected fuel consumption in 2015, a one dollar change in the price of a barrel of crude oil would change the Company’s annual fuel expense by approximately $93 million. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements.

RESULTS OF OPERATIONS

The following discussion provides an analysis of results of operations and reasons for material changes therein for the three months ended June 30, 2015 as compared to the corresponding period in 2014.

Second Quarter 2015 Compared to Second Quarter 2014

The Company recorded net income of $1.2 billion in the second quarter of 2015 as compared to net income of $789 million in the second quarter of 2014. Excluding operating and nonoperating special charges and with Hedge Program Adjustments, the Company had net income of $1.3 billion in the second quarter of 2015 as compared to net income of $919 million in the second quarter of 2014. See “Reconciliation of GAAP to Non-GAAP Financial Measures” at the end of this item for additional information related to accounting principles generally accepted in the United States (“GAAP”) to Non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $1.4 billion for the second quarter of 2015, as compared to $0.9 billion for the second quarter of 2014, an approximate $0.5 billion improvement year-over-year. Significant components of our operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2015	2014	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$9,914	$10,329	$(415)	(4.0)
Operating expense	8,469	9,423	(954)	(10.1)

Operating income	1,445	906	539	59.5
Nonoperating expense	(248)	(115)	133	NM
Income tax expense	4	2	2	100.0

Net income	$1,193	$789	$404	51.2

NM - Not meaningful

Certain consolidated statistical information for the Company’s operations for the three months ended June 30 is as follows:

	2015	2014	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	36,231	35,837	394	1.1
Revenue passenger miles (“RPMs”) (millions) (b)	54,289	53,900	389	0.7
Available seat miles (“ASMs”) (millions) (c)	64,685	63,214	1,471	2.3
Passenger load factor (d)	83.9%	85.3%	(1.4) pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	13.41	14.21	(0.80)	(5.6)
Average yield per revenue passenger mile (cents) (e)	15.98	16.66	(0.68)	(4.1)
CASM (cents)	13.09	14.91	(1.82)	(12.2)
Average price per gallon of fuel, including fuel taxes	$2.10	$3.09	$(0.99)	(32.0)
Fuel gallons consumed (millions)	1,004	1,004	—	—
Average full-time equivalent employees	82,300	82,000	300	0.4

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended June 30 (in millions, except for percentage changes):

	2015	2014	Increase (Decrease)	% Change
Passenger—Mainline	$6,961	$7,148	$(187)	(2.6)
Passenger—Regional	1,715	1,833	(118)	(6.4)

Total passenger revenue	8,676	8,981	(305)	(3.4)
Cargo	229	232	(3)	(1.3)
Other operating revenue	1,009	1,116	(107)	(9.6)

	$9,914	$10,329	$(415)	(4.0)

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as second quarter year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2014 (a):
Passenger revenue (in millions)	$6	$(82)	$(75)	$(36)	$(187)	$(118)	$(305)
Passenger revenue	0.2%	(6.9)%	(4.4)%	(4.9)%	(2.6)%	(6.4)%	(3.4)%
Average fare per passenger	(5.0)%	(8.7)%	(1.6)%	(8.6)%	(6.6)%	(1.4)%	(4.4)%
Yield	(2.3)%	(9.6)%	(1.7)%	(8.8)%	(4.2)%	(1.1)%	(4.1)%
PRASM	(3.4)%	(8.8)%	(6.4)%	(10.9)%	(5.8)%	(1.7)%	(5.6)%
Average stage length	(2.6)%	3.1%	1.2%	1.8%	(1.6)%	(0.2)%	0.5%
Passengers	5.4%	2.0%	(2.8)%	4.0%	4.2%	(5.1)%	1.1%
RPMs (traffic)	2.5%	3.0%	(2.7)%	4.2%	1.6%	(5.4)%	0.7%
ASMs (capacity)	3.7%	2.2%	2.1%	6.7%	3.4%	(4.8)%	2.3%
Passenger load factor (points)	(1.0)	0.7	(4.0)	(1.9)	(1.4)	(0.6)	(1.4)

(a) See Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for the definition of these statistics.

Consolidated passenger revenue in the second quarter of 2015 decreased 3.4% as compared to the year-ago period due to a decrease in consolidated yield of 4.1% year-over-year. Yields were impacted by a competitive domestic fare environment, unfavorable foreign currency results due to the strengthening of the U.S. dollar and international surcharge declines. The decline in yields was partially offset by a 0.7% and 2.3% year-over-year increase in traffic and capacity, respectively.

Other operating revenue in the second quarter of 2015 decreased $107 million, or 9.6%, as compared to the year-ago period due to a reduction in sales of aircraft fuel to a third party, partially offset by year-over-year increases in MileagePlus activity and ancillary revenue.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2015	2014	Increase (Decrease)	% Change
Salaries and related costs	$2,454	$2,187	$267	12.2
Aircraft fuel	2,106	3,101	(995)	(32.1)
Regional capacity purchase	583	591	(8)	(1.4)
Landing fees and other rent	553	567	(14)	(2.5)
Depreciation and amortization	445	417	28	6.7
Aircraft maintenance materials and outside repairs	431	471	(40)	(8.5)
Distribution expenses	348	346	2	0.6
Aircraft rent	194	222	(28)	(12.6)
Special charges	55	169	(114)	NM
Other operating expenses	1,300	1,352	(52)	(3.8)

	$8,469	$9,423	$(954)	(10.1)

Salaries and related costs increased $267 million, or 12.2%, in the second quarter of 2015 as compared to the year-ago period primarily due to profit sharing expense as a result of improved profitability, higher pay rates driven by new collective bargaining agreements, an increase in medical and dental costs and an increase in pension expense resulting from changes in actuarial assumptions.

Aircraft fuel expense decreased $1.0 billion, or 32%, year-over-year primarily due to a 32% decrease in the average price per gallon of aircraft fuel in the second quarter of 2015 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended June 30, 2015 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2015	2014	% Change	2015	2014	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$1,988	$3,100	(35.9)	$1.98	$3.09	(35.9)
Hedge losses reported in fuel expense	(118)	(1)	NM	(0.12)	—	NM

Fuel expense as reported	2,106	3,101	(32.1)	2.10	3.09	(32.0)
Cash received (paid) on settled hedges that did not qualify for hedge accounting (a)	(75)	5	NM	(0.07)	0.01	NM

Fuel expense including all gains (losses) from settled hedges	$2,181	$3,096	(29.6)	$2.17	$3.08	(29.5)

Total fuel consumption (gallons)	1,004	1,004	—

(a) Includes ineffectiveness gains (losses) on settled hedges and gains (losses) on settled hedges that were not designated for hedge accounting. Ineffectiveness gains (losses) and gains (losses) on hedges that do not qualify for hedge accounting are recorded in Nonoperating income (expense): Miscellaneous, net.

Depreciation and amortization increased $28 million, or 6.7%, in the second quarter of 2015 as compared to the year-ago period primarily due to additions in owned property and equipment, specifically related to new aircraft, as well as depreciation related to information technology services and assets.

Aircraft maintenance materials and outside repairs decreased $40 million, or 8.5%, in the second quarter of 2015 as compared to the year-ago period primarily due to a year-over-year decrease in significant aircraft engine and airframe maintenance visits as a result of the cyclical timing of these visits.

Aircraft rent decreased $28 million, or 12.6%, in the second quarter of 2015 as compared to the year-ago period primarily due to lease expirations, the purchase of aircraft that were subject to leases, and lower lease renewal rates for certain aircraft.

Details of the Company’s special charges include the following for the three months ended June 30 (in millions):

	2015	2014
Severance and benefits	$25	$38
Integration-related costs	14	17
Costs associated with permanently grounding Embraer ERJ 135 aircraft	—	66
(Gains) losses on sale of assets and other special charges	16	48

Special charges	$55	$169

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Other operating expenses decreased $52 million, or 3.8%, in the second quarter of 2015 as compared to the year-ago period primarily due to a reduction in sales of aircraft fuel to a third party and the discontinuance of a Transportation Security Administration (“TSA”) fee, partially offset by increases in purchased services, advertising expense, personnel-related expenses and food and beverage costs.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

	2015	2014	Increase (Decrease)	% Change
Interest expense	$(167)	$(186)	$(19)	(10.2)
Interest capitalized	13	13	—	—
Interest income	6	4	2	50.0
Miscellaneous, net	(100)	54	154	NM

Total	$(248)	$(115)	$133	NM

Miscellaneous, net included gains of $41 million from derivatives not qualifying for hedge accounting as compared to gains of $39 million in the year-ago period. Foreign currency impacts were losses of approximately $12 million versus gains of approximately $3 million in the second quarters of 2015 and 2014, respectively. Second quarter 2015 Miscellaneous, net includes a $128 million special charge related to the write off of unamortized non-cash debt discounts for the early redemption of the 6% Notes due 2026 and the 6% Notes due 2028.

Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for additional information related to income taxes.

RESULTS OF OPERATIONS

First Six Months 2015 Compared to First Six Months 2014

The Company recorded net income of $1.7 billion in the first six months of 2015 as compared to net income of $180 million in the first six months of 2014. Excluding operating and nonoperating special charges and with Hedge Program Adjustments, the Company had net income of $1.8 billion in the first six months of 2015 as compared to net income of $430 million in the first six months of 2014. See “Reconciliation of GAAP to Non-GAAP Financial Measures” at the end of this item for additional information related to GAAP to Non-GAAP financial measures. We consider a key measure of our performance to be operating income, which was $2.2 billion for the first six months of 2015, as compared to $0.6 billion for the first six months of 2014, an approximate $1.6 billion improvement year-over-year. Significant components of our operating results for the first six months of 2015 are as follows (in millions, except percentage changes):

	2015	2014	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$18,522	$19,025	$(503)	(2.6)
Operating expense	16,336	18,468	(2,132)	(11.5)

Operating income	2,186	557	1,629	NM
Nonoperating expense	(478)	(372)	106	28.5
Income tax expense	7	5	2	40.0

Net income	$1,701	$180	$1,521	NM

NM - Not meaningful

Certain consolidated statistical information for the Company’s operations for the six months ended June 30 is as follows:

	2015	2014	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	67,753	67,737	16	—
RPMs (millions) (b)	100,733	100,283	450	0.4
ASMs (millions) (c)	121,954	120,430	1,524	1.3
Passenger load factor (d)	82.6%	83.3%	(0.7) pts.	N/A
PRASM (cents)	13.20	13.59	(0.39)	(2.9)
Average yield per revenue passenger mile (cents) (e)	15.98	16.32	(0.34)	(2.1)
CASM (cents)	13.40	15.34	(1.94)	(12.6)
Average price per gallon of fuel, including fuel taxes	$2.09	$3.13	$(1.04)	(33.2)
Fuel gallons consumed (millions)	1,900	1,920	(20)	(1.0)
Average full-time equivalent employees	82,000	82,600	(600)	(0.7)

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the six months ended June 30 (in millions, except for percentage changes):

	2015	2014	Increase (Decrease)	% Change
Passenger—Mainline	$12,899	$12,996	$(97)	(0.7)
Passenger—Regional	3,197	3,369	(172)	(5.1)

Total passenger revenue	16,096	16,365	(269)	(1.6)
Cargo	471	441	30	6.8
Other operating revenue	1,955	2,219	(264)	(11.9)

	$18,522	$19,025	$(503)	(2.6)

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2014 (a):
Passenger revenue (in millions)	$41	$(109)	$(57)	$28	$(97)	$(172)	$(269)
Passenger revenue	0.6%	(4.8)%	(2.0)%	2.0%	(0.7)%	(5.1)%	(1.6)%
Average fare per passenger	(2.2)%	(5.8)%	1.2%	(3.7)%	(3.2)%	(0.1)%	(1.7)%
Yield	0.1%	(8.8)%	0.8%	(4.9)%	(2.0)%	(0.2)%	(2.1)%
PRASM	(0.7)%	(8.2)%	(1.0)%	(6.4)%	(2.7)%	(0.9)%	(2.9)%
Average stage length	(2.4)%	5.6%	1.7%	2.6%	(0.9)%	0.7%	0.9%
Passengers	2.9%	1.0%	(3.2)%	5.9%	2.6%	(5.0)%	— %
RPMs (traffic)	0.5%	4.4%	(2.8)%	7.2%	1.2%	(4.9)%	0.4%
ASMs (capacity)	1.4%	3.7%	(1.1)%	8.9%	2.1%	(4.3)%	1.3%
Passenger load factor (points)	(0.8)	0.6	(1.4)	(1.3)	(0.7)	(0.6)	(0.7)

(a) See Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for the definition of these statistics.

Consolidated passenger revenue in the first six months of 2015 decreased 1.6% as compared to the year-ago period due to a decrease in consolidated yield of 2.1% year-over-year. Yields were impacted by a competitive domestic fare environment, unfavorable foreign currency results due to the strengthening of the U.S. dollar and international surcharge declines. The decline in yields was partially offset by a 0.4% and 1.3% year-over-year increase in traffic and capacity, respectively.

Other operating revenue in the first six months of 2015 decreased $264 million, or 11.9%, as compared to the year-ago period due to a reduction in sales of aircraft fuel to a third party, partially offset by year-over-year increases in MileagePlus and ancillary revenue.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2015	2014	Increase (Decrease)	% Change
Salaries and related costs	$4,755	$4,340	$415	9.6
Aircraft fuel	3,970	6,018	(2,048)	(34.0)
Regional capacity purchase	1,153	1,150	3	0.3
Landing fees and other rent	1,096	1,139	(43)	(3.8)
Depreciation and amortization	874	826	48	5.8
Aircraft maintenance materials and outside repairs	828	929	(101)	(10.9)
Distribution expenses	660	664	(4)	(0.6)
Aircraft rent	395	446	(51)	(11.4)
Special charges	119	221	(102)	NM
Other operating expenses	2,486	2,735	(249)	(9.1)

	$16,336	$18,468	$(2,132)	(11.5)

Salaries and related costs increased $415 million, or 9.6%, in the first six months of 2015 as compared to the year-ago period primarily due to profit sharing accruals as a result of improved profitability, higher pay rates driven by new collective bargaining agreements, an increase in medical and dental costs and an increase in pension expense resulting from changes in actuarial assumptions, partially offset by a 0.7% reduction in the number of employees.

Aircraft fuel expense decreased $2.0 billion, or 34%, year-over-year primarily due to a 33% decrease in the average price per gallon of aircraft fuel, combined with a 1.0% decrease in fuel consumption in the first six months of 2015 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the six months ended June 30, 2015 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2015	2014	% Change	2015	2014	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$3,691	$6,014	(38.6)	$1.94	$3.13	(38.0)
Hedge losses reported in fuel expense	(279)	(4)	NM	(0.15)	—	NM

Fuel expense as reported	3,970	6,018	(34.0)	2.09	3.13	(33.2)
Cash received (paid) on settled hedges that did not qualify for hedge accounting (a)	(114)	12	NM	(0.06)	—	NM

Fuel expense including all gains (losses) from settled hedges	$4,084	$6,006	(32.0)	$2.15	$3.13	(31.3)

Total fuel consumption (gallons)	1,900	1,920	(1.0)

(a) Includes ineffectiveness gains (losses) on settled hedges and gains (losses) on settled hedges that were not designated for hedge accounting. Ineffectiveness gains (losses) and gains (losses) on hedges that do not qualify for hedge accounting are recorded in Nonoperating income (expense): Miscellaneous, net.

Aircraft maintenance materials and outside repairs decreased $101 million, or 10.9%, in the first six months of 2015 as compared to the year-ago period primarily due to a year-over-year decrease in significant aircraft engine and airframe maintenance visits as a result of the cyclical timing of these visits.

Aircraft rent decreased $51 million or 11.4% in the second quarter of 2015 as compared to the year-ago period primarily due to lease expirations, the purchase of aircraft that were subject to leases, and lower lease renewal rates for certain aircraft.

Details of the Company’s special charges include the following for the six months ended June 30 (in millions):

	2015	2014
Severance and benefits	$75	$52
Integration-related costs	32	51
Costs associated with permanently grounding Embraer ERJ 135 aircraft	—	66
(Gains) losses on sale of assets and other special charges	12	52

Special charges	$119	$221

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Other operating expenses decreased $249 million, or 9.1%, in the first six months of 2015 as compared to the year-ago period primarily due to a reduction in sales of aircraft fuel to a third party and the discontinuance of a TSA fee, partially offset by increases in purchased services and personnel-related expenses.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the six months ended June 30 (in millions, except for percentage changes):

	2015	2014	Increase (Decrease)	% Change
Interest expense	$(340)	$(373)	$(33)	(8.8)
Interest capitalized	25	27	(2)	(7.4)
Interest income	11	9	2	22.2
Miscellaneous, net	(174)	(35)	139	NM

Total	$(478)	$(372)	$106	28.5

Miscellaneous, net included losses of $2 million from derivatives not qualifying for hedge accounting as compared to losses of $1 million in the year-ago period. Foreign currency losses were approximately $36 million and $23 million in the first six months of 2015 and 2014, respectively. Miscellaneous, net for the first six months of 2015 includes a $134 million special charge related to the write off of unamortized non-cash debt discounts for the early redemption of the 6% Notes due 2026 and the 6% Notes due 2028.

Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for additional information related to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of June 30, 2015, the Company had $5.0 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $4.4 billion at December 31, 2014. At June 30, 2015, the Company also had $283 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, estimated future workers’ compensation claims and credit card processing agreements. As of June 30, 2015, the Company had its entire commitment capacity of $1.35 billion under the revolving credit facility of the Company’s Credit Agreement available for letters of credit or borrowings.

Approximately $80 million of the Company’s unrestricted cash balance was held as Venezuelan bolivars as of June 30, 2015, the repatriation of which is limited by local law. The Company is evaluating the impact of recent increases in charges for services in Venezuela and the availability of access to historical exchange rates. Continued increases in charges and lack of available U.S. currency to permit repatriations may have an adverse impact on our business.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital and a deficit in working capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At June 30, 2015, the Company had approximately $11.7 billion of debt and capital lease obligations, including $1.2 billion that will become due in the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. As of June 30, 2015, our current liabilities exceeded our current assets by approximately $5.0 billion. However, approximately $7.3 billion of our current liabilities are related to our Advanced ticket sales and Frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.

The Company will continue to evaluate opportunities to prepay its debt, including open market repurchases, to reduce its indebtedness and the amount of interest paid on its indebtedness.

As of June 30, 2015, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737NG/737 MAX 9	123
Boeing 777-300ER	10
Boeing 787-8/-9/-10	37
Embraer E175	10

(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2024. For the remainder of 2015, United expects to take delivery of eight Boeing 737NG aircraft and seven Boeing 787-9 aircraft. The 10 Embraer E175 aircraft are all scheduled for delivery through 2016.

As of June 30, 2015, United had financing commitments from banks to fund two Boeing 737-900ER aircraft and four Embraer E175 aircraft. These aircraft were delivered to United during the second quarter of 2015 and the financings were completed in July 2015. In addition, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing.

As of June 30, 2015, UAL and United have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets of approximately $21.9 billion, of which approximately $1.6 billion, $2.5 billion, $2.0 billion, $2.2 billion, $3.0 billion and $10.6 billion are due in the last six months of 2015 and for the full year for 2016, 2017, 2018, 2019 and thereafter, respectively. Any incremental firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

In July 2015, the Company exercised its options for five additional Embraer E175 aircraft and all are scheduled for delivery in 2016. The Company is currently negotiating with certain regional carriers to own and/or sublease and operate all the outstanding firm Embraer E175 firm aircraft on order.

As of June 30, 2015, a substantial portion of the Company’s assets, principally aircraft, route authorities and certain other intangible assets, were pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

During the second quarter of 2015, the Company reached an agreement with AerCap Holdings N.V., a major aircraft leasing company, to lease used Airbus A319s. Eleven aircraft will be delivered over the next two years beginning in early 2016. In addition, up to 14 more aircraft may be delivered over the next five years subject to certain conditions.

Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	BB-	Ba3	B+
United	BB-	*	B+

* The credit agency does not issue corporate credit ratings for subsidiary entities.

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability or increase the cost of future financing for the Company.

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations for the six months ended June 30, 2015 was $3.6 billion compared to $2.2 billion in the same period in 2014. The $1.4 billion increase is primarily attributable to an increase of $1.5 billion in net income for the six months ended June 30, 2015 as compared to the same period in 2014. Other notable changes in operating cash flows for that period also include a net increase of $682 million in the funding of the Company’s defined benefit plans, partially offset by other working capital changes. Additionally, the Company experienced a $396 million reduction in fuel hedge collateral since December 31, 2014, partially offset by a $293 million reduction in the fuel derivative liability over the same period.

Investing Activities. Capital expenditures were $1.3 billion and $953 million in the six months ended June 30, 2015 and 2014, respectively. Capital expenditures for the six months ended June 30, 2015 were primarily attributable to the purchase of aircraft, facility and fleet-related costs. In June 2015, through a wholly-owned subsidiary, we invested $100 million for an ownership stake of approximately five percent in Azul, Brazil’s third-largest airline, which provides a range of customer benefits including codesharing of flights (subject to government approval), joint loyalty-program participation and expanded connection opportunities on routes between the U.S. and Brazil, a key market for United, in addition to other points in North and South America.

In addition to capital expenditures during the six months ended June 30, 2015, we acquired 21 aircraft through the issuance of debt. See “Financing Activities” below for additional information.

Financing Activities. During the six months ended June 30, 2015, the Company made debt and capital lease payments of $1.4 billion.

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

In the first quarter of 2015, UAL used cash to repurchase $13 million par value 6% Notes due 2028 (the “2028 Notes”) in market transactions. On May 1, 2015, UAL used cash to redeem, at par, the remaining $298 million balance of the 2028 Notes.

In August 2014 United completed an enhanced equipment trust certificate (“EETC”) offering for a total principal amount of $1.1 billion. United has received and recorded all of the proceeds as debt as of June 30, 2015. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on EETC pass-through trusts.

As of June 30, 2015, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s Credit Agreement. See Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) for additional information on the terms of the Credit Agreement.

The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United. Certain covenants in the Credit Agreement and in the Company’s indentures are summarized in Note 11 of the 2014 Annual Report.

Share Repurchase Program. In 2014, UAL’s Board of Directors authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock. UAL spent $250 million and $450 million to repurchase approximately 4.4 million and 7.3 million shares of UAL common stock in open market transactions in the three and six months ended June 30, 2015, respectively. As of June 30, 2015, the Company has $230 million remaining to spend under the share repurchase program. On July 21, 2015, UAL’s Board of Directors authorized a new $3 billion share repurchase program, which the Company expects to complete by December 31, 2017. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The Company evaluates its financial performance utilizing various GAAP and Non-GAAP financial measures, including net income/loss and net earnings/loss per share. The Non-GAAP financial measures in this report are presented because they provide management and investors the ability to measure and monitor the Company’s performance on a consistent basis. The Company believes that adjusting for operating and nonoperating special charges is useful to investors because they are nonrecurring charges not indicative of UAL’s ongoing performance. In addition, the Company believes that reflecting Hedge Program Adjustments is useful because the adjustments allow investors to better understand the cash impact of settled fuel derivative contracts in a given period. Reconciliations of net income and diluted earnings per share to the Non-GAAP financial measures of net income and diluted earnings per share, excluding operating and nonoperating special charges and reflecting Hedge Program Adjustments, for the three and six months ended June 30 are as follows in the tables below (in millions, except per share amounts):

	Three Months Ended June 30,
	Net Income 2015	Diluted Earnings per Share 2015	Net Income 2014	Diluted Earnings per Share 2014
Net income—GAAP	$1,193	$3.14	$789	$2.01
Operating and nonoperating special charges, net (a)	183	0.48	169	0.43
Mark-to-market gains from fuel derivative contracts settling in future periods	(26)	(0.07)	(46)	(0.12)
Prior period gains (losses) on fuel derivative contracts settled in the current period	(90)	(0.24)	7	0.02

Net income excluding operating and nonoperating special charges, net and reflecting Hedge Program Adjustments—Non-GAAP	$1,260	$3.31	$919	$2.34

	Six Months Ended June 30,
	Net Income 2015	Diluted Earnings per Share 2015	Net Income 2014	Diluted Earnings per Share 2014
Net income—GAAP	$1,701	$4.45	$180	$0.47
Operating and nonoperating special charges, net (a)	253	0.66	241	0.61
Mark-to-market gains from fuel derivative contracts settling in future periods	(7)	(0.01)	(33)	(0.08)
Prior period gains (losses) on fuel derivative contracts settled in the current period	(105)	(0.28)	42	0.11

Net income excluding operating and nonoperating special charges, net and reflecting Hedge Program Adjustments—Non-GAAP	$1,842	$4.82	$430	$1.11

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans and revenue-generating initiatives, including optimizing its revenue; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); economic and political instability and other risks of doing business globally; its ability to cost-effectively hedge against increases in the price of aircraft fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; disruptions to its regional network; the costs and availability of aviation and other insurance; industry consolidation or changes in airline alliances; competitive pressures on pricing and on demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements and environmental regulations); the impact of regulatory, investigative and legal proceedings and legal compliance risks; labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; and other risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” of the 2014 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the U.S. Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Annual Report except as follows:

Aircraft Fuel. As of June 30, 2015, the Company had hedged approximately 22% and 5% of its projected fuel requirements (442 million gallons and 180 million gallons, respectively) for the remainder of 2015 and 2016, respectively, with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of June 30, 2015, the Company had fuel hedges expiring through March 2016.

At June 30, 2015, fuel derivatives were in a net liability position of $361 million. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

The fuel derivative portfolio is comprised of many individual derivative contracts (primarily option contracts) on multiple underlying commodities and entered into at various points in time, resulting in a wide range of strike prices with several hedge counterparties. The table below provides a view of the economic impact of the fuel derivative portfolio on the Company’s fuel costs given significant moves (up to +/-30%) in market fuel prices from June 30, 2015 (in millions).

Period from July 1, 2015 to December 31, 2016 (In millions, except for change in market fuel prices)
Change in market fuel prices (a)	(Increase) decrease to unhedged fuel cost (b)	Fuel derivative gain (loss) (c)	Net (increase) decrease to fuel cost	Fuel derivative collateral (posted)/received (d)
30%	$(3,324)	$314	$(3,010)	$—
20%	(2,216)	207	(2,009)	(4)
10%	(1,108)	100	(1,008)	(44)
(10)%	1,108	(82)	1,026	(198)
(20)%	2,216	(164)	2,052	(272)
(30)%	3,324	(256)	3,068	(344)

(a) Projected using equal shifts in spot and forward prices for aircraft fuel and crude oil underlying hedge contracts at June 30, 2015 levels.

(b) Projections are based on estimated consumption of 5.9 billion gallons and the June 30, 2015 average forward price of $1.87 per gallon, excluding taxes and other delivery costs.

(c) Change in projected cash gain/(loss) on existing fuel derivatives as of June 30, 2015. Includes all fuel derivatives whether or not the fuel derivatives are designated for hedge accounting.

(d) Projections are based on margin estimates for the entire fuel derivative portfolio as of June 30, 2015, including fuel derivatives settling in 2016.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of June 30, 2015, disclosure controls and procedures of each of UAL and United were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2015

During the three months ended June 30, 2015, there were no changes in UAL’s or United’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Part I, Item 3., “Legal Proceedings” of the 2014 Annual Report for a description of legal proceedings. The disclosure below includes an update to the legal proceedings disclosures included in the 2014 Annual Report, which is in addition to, and not in lieu of, those disclosures contained in the 2014 Annual Report.

Environmental Proceedings

On January 13, 2014, United received an offer of settlement from the Bay Area Air Quality Management District (“District”) for three Notices of Violation (“NOVs”) issued in 2012 and 2013 to United’s San Francisco maintenance center (the “Maintenance Center”). The NOVs relate to the frequency of filter replacement for painting booths and associated recordkeeping at the Maintenance Center. On May 11, 2015, United entered into a settlement agreement with the District to resolve the NOVs. United has paid the civil penalty required by the settlement agreement from a previously accrued reserve for this matter.

Other Proceedings

On June 30, 2015, UAL received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice (“DOJ”) seeking documents and information from the Company in connection with a DOJ investigation related to statements and decisions about airline capacity. We are working with the DOJ to provide the requested documents and information. We are not able to predict what action, if any, might be taken in the future by the DOJ or other governmental authorities as a result of the investigation.

Beginning on July 1, 2015, subsequent to the announcement of the CID, UAL and United were named as defendants in multiple class action lawsuits that asserted claims under the Sherman Antitrust Act, which lawsuits the Company anticipates will be consolidated into multi-district litigation. The complaints generally allege collusion among U.S. airlines on capacity impacting airfares and seek treble damages. The Company intends to vigorously defend against the class action lawsuits.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None

(b) None

(c) The following table presents repurchases of UAL common stock made in the second quarter of fiscal year 2015:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
April 1, 2015 through April 30, 2015	1,129,735	$61.94	1,129,735	$410
May 1, 2015 through May 31, 2015	1,458,667	58.58	1,458,667	325
June 1, 2015 through June 30, 2015	1,764,625	53.54	1,764,625	230

Total	4,353,027		4,353,027

(a) In 2014, UAL’s Board of Directors authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock. On July 21, 2015, UAL’s Board of Directors authorized a new $3 billion share repurchase program, which the Company expects to complete by December 31, 2017. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time.

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

United Continental Holdings, Inc.
(Registrant)

Date: July 23, 2015	By:	/s/ John D. Rainey

John D. Rainey
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: July 23, 2015	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

United Airlines, Inc.
(Registrant)

Date: July 23, 2015	By:	/s/ John D. Rainey

John D. Rainey
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: July 23, 2015	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

^10.1	UAL United	Supplemental Agreement No. 63 to Purchase Agreement No. 1951, dated May 26, 2015, between The Boeing Company and United Airlines, Inc.

^10.2	UAL United	Supplemental Agreement No. 64 to Purchase Agreement No. 1951, dated June 12, 2015, between The Boeing Company and United Airlines, Inc.

^10.3	UAL United	Supplemental Agreement No. 11 to Purchase Agreement No. 2484, dated April 30, 2015, between The Boeing Company and United Airlines, Inc.

^10.4	UAL United	Supplemental Agreement No. 03 to Purchase Agreement No. 03776, dated May 26, 2015, between The Boeing Company and United Airlines, Inc.

^10.5	UAL United	Supplemental Agreement No. 04 to Purchase Agreement No. 03776, dated June 12, 2015, between The Boeing Company and United Airlines, Inc.

^10.6	UAL United	Supplemental Agreement No. 07 to Purchase Agreement Number PA-03784, dated May 26, 2015, between The Boeing Company and United Airlines, Inc.

^10.7	UAL United	Supplemental Agreement No. 08 to Purchase Agreement Number PA-03784, dated June 12, 2015, between The Boeing Company and United Airlines, Inc.

^10.8	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 3860, dated April 30, 2015, between The Boeing Company and United Airlines, Inc.

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.