Form 10-Q
period 2015-09-30
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2015-10-22
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of October 13, 2015 is shown below:

United Continental Holdings, Inc.	372,810,266 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for United Airlines, Inc. common stock.

OMISSION OF CERTAIN INFORMATION

This combined Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.

United Airlines, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenue:
Passenger—Mainline	$7,254	$7,414	$20,153	$20,410
Passenger—Regional	1,706	1,900	4,903	5,269

Total passenger revenue	8,960	9,314	25,056	25,679
Cargo	235	237	706	678
Other operating revenue	1,111	1,012	3,066	3,231

	10,306	10,563	28,828	29,588

Operating expense:
Salaries and related costs	2,534	2,344	7,289	6,684
Aircraft fuel	1,934	3,127	5,904	9,145
Regional capacity purchase	572	597	1,725	1,747
Landing fees and other rent	551	567	1,647	1,706
Depreciation and amortization	469	422	1,343	1,248
Aircraft maintenance materials and outside repairs	424	435	1,252	1,364
Distribution expenses	366	375	1,026	1,039
Aircraft rent	185	222	580	668
Special charges (Note 10)	76	43	195	264
Other operating expenses	1,296	1,240	3,782	3,975

	8,407	9,372	24,743	27,840

Operating income	1,899	1,191	4,085	1,748

Nonoperating income (expense):
Interest expense	(164)	(186)	(504)	(559)
Interest capitalized	13	13	38	40
Interest income	5	8	16	17
Miscellaneous, net (Note 10)	(147)	(106)	(321)	(141)

	(293)	(271)	(771)	(643)

Income before income taxes	1,606	920	3,314	1,105
Income tax expense (benefit)	(3,210)	(4)	(3,203)	1

Net income	$4,816	$924	$6,517	$1,104

Earnings per share, basic	$12.83	$2.50	$17.19	$2.98

Earnings per share, diluted	$12.82	$2.37	$17.15	$2.84

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$4,816	$924	$6,517	$1,104

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	(104)	(120)	129	(95)
Employee benefit plans	(12)	(82)	18	(121)
Investments and other	(6)	1	(2)	(4)

	(122)	(201)	145	(220)

Total comprehensive income, net	$4,694	$723	$6,662	$884

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,427	$2,002
Short-term investments	2,172	2,382
Receivables, less allowance for doubtful accounts (2015—$18; 2014—$22)	1,513	1,146
Fuel hedge collateral deposits	156	577
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2015—$226; 2014—$169)	704	666
Deferred income taxes	1,306	591
Prepaid expenses and other	819	774

	10,097	8,138

Operating property and equipment:
Owned—
Flight equipment	23,231	21,107
Other property and equipment	4,342	4,016

	27,573	25,123
Less—Accumulated depreciation and amortization	(8,038)	(7,079)

	19,535	18,044

Purchase deposits for flight equipment	736	706

Capital leases—
Flight equipment	1,562	1,272
Other property and equipment	331	331

	1,893	1,603
Less—Accumulated amortization	(988)	(886)

	905	717

	21,176	19,467

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2015—$1,120; 2014—$1,049)	4,193	4,284
Deferred income taxes	846	—
Restricted cash	206	276
Other, net	828	665

	10,596	9,748

	$41,869	$37,353

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) September 30, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$4,492	$3,701
Frequent flyer deferred revenue	2,138	2,058
Accounts payable	2,082	1,882
Accrued salaries and benefits	2,187	1,818
Current maturities of long-term debt	1,312	1,313
Current maturities of capital leases	137	110
Fuel derivative instruments	329	694
Other	811	932

	13,488	12,508

Long-term debt	9,910	10,121
Long-term obligations under capital leases	762	571

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,796	2,879
Postretirement benefit liability	1,918	1,933
Pension liability	1,511	2,226
Advanced purchase of miles	1,070	1,217
Deferred income taxes	—	1,591
Lease fair value adjustment, net	380	466
Other	1,479	1,445

	9,154	11,757

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 373,729,883 and 374,525,916 shares at September 30, 2015 and December 31, 2014, respectively	4	4
Additional capital invested	7,941	7,721
Retained earnings (deficit)	2,634	(3,883)
Stock held in treasury, at cost	(1,090)	(367)
Accumulated other comprehensive income (loss)	(934)	(1,079)

	8,555	2,396

	$41,869	$37,353

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net cash provided by operating activities	$4,877	$2,732
Cash Flows from Investing Activities:
Capital expenditures	(1,984)	(1,345)
Purchases of short-term and other investments	(1,859)	(2,859)
Proceeds from sale of short-term and other investments	2,069	2,388
Investment in affiliates	(130)	—
Decrease in restricted cash	112	79
Proceeds from sale of property and equipment	50	73
Other, net	23	34

Net cash used in investing activities	(1,719)	(1,630)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,528)	(2,001)
Repurchases of common stock	(710)	(220)
Proceeds from issuance of long-term debt	613	1,177
Principal payments under capital leases	(80)	(81)
Other, net	(28)	(80)

Net cash used in financing activities	(1,733)	(1,205)

Net increase (decrease) in cash and cash equivalents	1,425	(103)
Cash and cash equivalents at beginning of the period	2,002	3,220

Cash and cash equivalents at end of the period	$3,427	$3,117

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$797	$757
Exchanges of certain convertible notes for common stock	201	202
Operating lease conversions to capital lease	285	8
Airport construction financing	5	14

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenue:
Passenger—Mainline	$7,254	$7,414	$20,153	$20,410
Passenger—Regional	1,706	1,900	4,903	5,269

Total passenger revenue	8,960	9,314	25,056	25,679
Cargo	235	237	706	678
Other operating revenue	1,111	1,012	3,066	3,231

	10,306	10,563	28,828	29,588

Operating expense:
Salaries and related costs	2,534	2,344	7,289	6,684
Aircraft fuel	1,934	3,127	5,904	9,145
Regional capacity purchase	572	597	1,725	1,747
Landing fees and other rent	551	567	1,647	1,706
Depreciation and amortization	469	422	1,343	1,248
Aircraft maintenance materials and outside repairs	424	435	1,252	1,364
Distribution expenses	366	375	1,026	1,039
Aircraft rent	185	222	580	668
Special charges (Note 10)	76	43	195	264
Other operating expenses	1,295	1,245	3,780	3,972

	8,406	9,377	24,741	27,837

Operating income	1,900	1,186	4,087	1,751

Nonoperating income (expense):
Interest expense	(164)	(187)	(504)	(564)
Interest capitalized	13	13	38	40
Interest income	5	8	16	17
Miscellaneous, net (Note 10)	(147)	(91)	(322)	(121)

	(293)	(257)	(772)	(628)

Income before income taxes	1,607	929	3,315	1,123
Income tax expense (benefit)	(3,169)	(4)	(3,163)	1

Net income	$4,776	$933	$6,478	$1,122

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$4,776	$933	$6,478	$1,122

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	(104)	(120)	129	(95)
Employee benefit plans	(12)	(82)	18	(121)
Investments and other	(6)	1	(1)	(4)

	(122)	(201)	146	(220)

Total comprehensive income, net	$4,654	$732	$6,624	$902

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,421	$1,996
Short-term investments	2,172	2,382
Receivables, less allowance for doubtful accounts (2015—$18; 2014—$22)	1,513	1,146
Fuel hedge collateral deposits	156	577
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2015—$226; 2014—$169)	704	666
Deferred income taxes	1,304	591
Prepaid expenses and other	867	823

	10,137	8,181

Operating property and equipment:
Owned—
Flight equipment	23,231	21,107
Other property and equipment	4,342	4,016

	27,573	25,123
Less—Accumulated depreciation and amortization	(8,038)	(7,079)

	19,535	18,044

Purchase deposits for flight equipment	736	706

Capital leases—
Flight equipment	1,562	1,272
Other property and equipment	331	331

	1,893	1,603
Less—Accumulated amortization	(988)	(886)

	905	717

	21,176	19,467

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2015—$1,120; 2014—$1,049)	4,193	4,284
Deferred income taxes	807	—
Restricted cash	206	276
Other, net	828	1,377

	10,557	10,460

	$41,870	$38,108

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$4,492	$3,701
Frequent flyer deferred revenue	2,138	2,058
Accounts payable	2,086	1,886
Accrued salaries and benefits	2,187	1,818
Current maturities of long-term debt	1,312	1,313
Current maturities of capital leases	137	110
Fuel derivative instruments	329	694
Other	811	933

	13,492	12,513

Long-term debt	9,910	10,120
Long-term obligations under capital leases	762	571

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,796	2,879
Postretirement benefit liability	1,918	1,933
Pension liability	1,511	2,226
Advanced purchase of miles	1,070	1,217
Deferred income taxes	—	1,591
Lease fair value adjustment, net	380	466
Other	1,479	1,957

	9,154	12,269

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both September 30, 2015 and December 31, 2014	—	—
Additional capital invested	6,652	7,347
Retained earnings (deficit)	2,850	(3,628)
Accumulated other comprehensive income (loss)	(933)	(1,079)
Receivable from related parties	(17)	(5)

	8,552	2,635

	$41,870	$38,108

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net cash provided by operating activities	$4,866	$2,623
Cash Flows from Investing Activities:
Capital expenditures	(1,984)	(1,345)
Purchases of short-term investments and other investments	(1,859)	(2,859)
Proceeds from sale of short-term and other investments	2,069	2,388
Investment in affiliates	(130)	—
Decrease in restricted cash	112	79
Proceeds from sale of property and equipment	50	73
Other, net	23	34

Net cash used in investing activities	(1,719)	(1,630)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,528)	(2,001)
Dividend to UAL	(709)	(120)
Proceeds from issuance of long-term debt	613	1,177
Principal payments under capital leases	(80)	(81)
Other, net	(18)	(71)

Net cash used in financing activities	(1,722)	(1,096)

Net increase (decrease) in cash and cash equivalents	1,425	(103)
Cash and cash equivalents at beginning of the period	1,996	3,214

Cash and cash equivalents at end of the period	$3,421	$3,111

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$797	$757
Operating lease conversions to capital lease	285	8
Airport construction financing	5	14
Transfer of UAL subsidiaries to United	—	186
Conversion of convertible notes to UAL common stock	—	156

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC. AND UNITED AIRLINES, INC.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

United Continental Holdings, Inc. (together with its consolidated subsidiaries, “UAL” or the “Company”) is a holding company and its principal, wholly-owned subsidiary is United Airlines, Inc. (together with its consolidated subsidiaries, “United”). This Quarterly Report on Form 10-Q is a combined report of UAL and United, including their respective consolidated financial statements. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL, unless otherwise noted. United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL’s assets, liabilities and operating cash flows. When appropriate, UAL and United are named specifically for their individual contractual obligations and related disclosures and any significant differences between the operations and results of UAL and United are separately disclosed and explained. We sometimes use the words “we,” “our,” “us,” and the “Company” in this report for disclosures that relate to all of UAL and United.

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards. The Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification, and is effective for annual reporting periods beginning after December 15, 2017. The Company is evaluating the impact on its financial statements.

The FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. As of September 30, 2015, the Company had approximately $180 million of unamortized debt issuance costs recorded as an asset on its balance sheet included under the caption Other, net. The Company will reclassify the unamortized debt issuance costs and present debt net of those unamortized costs on its balance sheet upon adoption of this standard.

The FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under the standard, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient will no longer be categorized in the fair value hierarchy. It is effective for fiscal years and interim periods beginning after December 15, 2015, but early adoption is permitted. As of September 30, 2015, the Company had approximately $200 million of such investments as part of its Short-term investments balance sheet total. In addition, pension plan investments measured at net asset value per share, if any, will no longer be categorized within the fair value hierarchy beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2015.

NOTE 2 - EARNINGS PER SHARE

The table below represents the computation of UAL’s basic and diluted earnings per share amounts and the number of securities that have been excluded from the computation of diluted earnings per share amounts because they were antidilutive (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings per share:
Earnings available to common stockholders	$4,816	$924	$6,517	$1,104

Basic weighted-average shares outstanding	375	370	379	370

Earnings per share, basic	$12.83	$2.50	$17.19	$2.98

Diluted earnings per share:
Earnings available to common stockholders	$4,816	$924	$6,517	$1,104
Effect of convertible notes	—	7	—	20

Earnings available to common stockholders including the effect of dilutive securities	$4,816	$931	$6,517	$1,124

Diluted shares outstanding:
Basic weighted-average shares outstanding	375	370	379	370
Effect of convertible notes	—	22	—	24
Effect of employee stock awards	1	1	1	1

Diluted weighted-average shares outstanding	376	393	380	395

Earnings per share, diluted	$12.82	$2.37	$17.15	$2.84

Potentially dilutive shares excluded from diluted per share amounts:
Restricted stock and stock options	—	1	—	1

In January 2015, the holders of substantially all of the remaining $202 million principal amount of United’s 4.5% Convertible Notes due 2015 (the “4.5% Convertible Notes”) exercised their conversion option resulting in the issuance of 11 million shares of UAL common stock. There is no convertible debt outstanding as of September 30, 2015.

In 2014, UAL’s Board of Directors authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock (the “2014 Program”). On July 21, 2015, UAL’s Board of Directors authorized a new $3 billion share repurchase program, which the Company expects to complete by December 31, 2017 (the “2015 Program”). UAL spent $262 million and $712 million to repurchase approximately 4.6 million and 11.9 million shares of UAL common stock in open market transactions in the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, the Company had completed purchases under the 2014 Program and had $2.97 billion remaining to spend under the 2015 Program. On October 22, 2015, UAL expects to enter into agreements under which it will repurchase approximately $300 million of shares of UAL common stock through an accelerated share repurchase program. The specific number of shares that UAL expects ultimately to repurchase under this accelerated share repurchase program will be determined based on a calculation period not to exceed approximately three months. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss), net of tax (“AOCI”) (in millions):

UAL (a)	Pension and Other Postretirement Liabilities	Derivative Contracts	Investments and Other	Pension and Other Postretirement Deferred Taxes	Derivative Contracts Deferred Taxes		Total
Balance at June 30, 2015	$(442)	$(266)	$11	$(115)	$—		$(812)
Changes in value	(10)	(181)	(6)	(1)	82		(116)
Amounts reclassified to earnings	8	150	—	(9)	(155)		(6)

Net change	(2)	(31)	(6)	(10)	(73)		(122)

Balance at September 30, 2015	$(444)	$(297)	$5	$(125)	$(73)		$(934)

Balance at December 31, 2014	$(472)	$(499)	$7	$(115)	$—	(b)	$(1,079)
Changes in value	3	(227)	(1)	(1)	82		(144)
Amounts reclassified to earnings	25	429	(1)	(9)	(155)		289

Net change	28	202	(2)	(10)	(73)		145

Balance at September 30, 2015	$(444)	$(297)	$5	$(125)	$(73)		$(934)

UAL (a)	Pension and Other Postretirement Liabilities	Derivative Contracts	Investments and Other	Pension and Other Postretirement Deferred Taxes	Derivative Contracts Deferred Taxes		Total
Balance at June 30, 2014	$660	$36	$8	$(115)	$—		$589
Changes in value (c)	(66)	(120)	3	—	—		(183)
Amounts reclassified to earnings (c)	(16)	—	(2)	—	—		(18)

Net change	(82)	(120)	1	—	—		(201)

Balance at September 30, 2014	$578	$(84)	$9	$(115)	$—		$388

Balance at December 31, 2013	$699	$11	$13	$(115)	$—		$608
Changes in value (c)	(71)	(99)	4	—	—		(166)
Amounts reclassified to earnings (c)	(50)	4	(8)	—	—		(54)

Net change	(121)	(95)	(4)	—	—		(220)

Balance at September 30, 2014	$578	$(84)	$9	$(115)	$—		$388

Details about AOCI Components	Amount Reclassified from AOCI to Income				Affected Line Item in the Statements of Consolidated Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of (gains) losses into earnings	$150	$—	$429	$4	Aircraft fuel
Amortization of pension and post-retirement items
Amortization of unrecognized (gains) losses and prior service cost (credit) (d)	8	(16)	25	(50)	Salaries and related costs
Investments and other
Available for sale securities-reclassifications of gains into earnings	—	(2)	(1)	(8)	Miscellaneous, net

(a) UAL and United amounts are substantially the same except for additional gains related to investments and other of $1 million at United for the nine months ended September 30, 2015.

(b) Deferred tax balance was offset by the Company’s valuation allowance.

(c) Income tax expense for these items was offset by the Company’s valuation allowance.

(d) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional information).

NOTE 4 - INCOME TAXES

The Company’s income tax benefit was $3.2 billion for both the third quarter of 2015 and nine months ended September 30, 2015. This compares to an income tax benefit of $4 million in the third quarter of 2014 and a $1 million tax provision for the nine months ended September 30, 2014. A discrete tax benefit of $3.1 billion for the reduction to the U.S. net federal deferred tax asset valuation allowance and an approximately $100 million tax benefit related to a reduction to the net state deferred tax asset valuation allowance was included in the income tax benefit for the third quarter of 2015 and nine months ended September 30, 2015.

During 2015, the Company recorded a pre-tax profit of $3.3 billion for the nine months ended September 30, 2015. Additionally, during the third quarter of 2015, after considering all positive and negative evidence and the four sources of taxable income, the Company concluded that its deferred income tax assets are more likely than not to be realized. In evaluating the likelihood of utilizing the Company’s net federal and state deferred tax assets, the significant relevant factors that the Company considered are: (1) its recent history and forecasted profitability; (2) growth in the U.S. and global economies; and (3) future impact of taxable temporary differences. Therefore, the Company released almost all of its valuation allowance in the third quarter of 2015, resulting in a $3.2 billion benefit in its provision for income taxes. Additionally, during the current year, the Company expects there will be other reductions of the U.S. federal and state valuation allowances in the normal course as the Company recognizes U.S. taxable income. This taxable income will reduce the deferred tax asset on Net Operating Losses (“NOLs”) and will result in a reduction of the valuation allowances.

The Company expects it will retain a valuation allowance of approximately $82 million against certain state and local NOLs and credit carryforwards at the end of the year. The Company expects these NOLs and credits will expire unused due to limited carryforward periods. The ability to recognize the remaining valuation allowance against these state NOLs and credits will be evaluated on a quarterly basis to determine if there are any significant events or any prudent and feasible tax planning strategies that would affect the Company’s ability to utilize these deferred tax assets.

The Company’s effective tax rates differ from the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and state income tax expense in the U.S., adjustments to the valuation allowances and discrete items. After 2015, the Company anticipates its effective tax rate will be approximately 37%, which reflects a more normalized rate based upon the Company’s relative mix of domestic, foreign and state income tax expense.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Service cost	$31	$24	$5	$5
Interest cost	50	50	20	22
Expected return on plan assets	(49)	(45)	—	(1)
Amortization of unrecognized (gain) loss and prior service cost (credit)	21	3	(13)	(19)
Settlement (gain) loss	1	(1)	—	—

Total	$54	$31	$12	$7

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$93	$73	$15	$14
Interest cost	150	151	61	66
Expected return on plan assets	(147)	(134)	(1)	(2)
Amortization of unrecognized (gain) loss and prior service cost (credit)	65	8	(40)	(58)
Settlement (gain) loss	2	(1)	—	—

Total	$163	$97	$35	$20

During the nine months ended September 30, 2015, the Company contributed $800 million to its U.S. domestic tax-qualified defined benefit pension plans.

Share-Based Compensation. The Company generally grants incentive compensation awards, including long-term equity based awards, during the first quarter of the calendar year. During the nine months ended September 30, 2015, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.2 million shares of restricted stock and 0.3 million restricted stock units (“RSUs”) that vest pro-rata over three years on the anniversary of the grant date. The time-vested RSUs are cash-settled based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company also granted 0.6 million performance-based RSUs that will vest based on the Company’s return on invested capital and the Company’s relative improvement in pre-tax margin for the three years ending December 31, 2017. If these performance conditions are achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the RSUs as liability awards.

The table below presents information related to share-based compensation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Share-based compensation expense	$7	$23	$40	$69

	September 30, 2015	December 31, 2014
Unrecognized share-based compensation	$48	$62

Profit Sharing Plans. Substantially all employees participate in profit sharing, which varies from 5% to 20% of pre-tax earnings, excluding special items, profit sharing expense and share-based compensation, depending on the work group and in some cases at varying percentages above and below certain pre-tax margin thresholds. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. Eligible non-U.S. co-workers receive profit sharing based on the calculation under the U.S. profit sharing plan for management and administrative employees. Profit sharing expense is recorded as a component of Salaries and related costs in the Company’s statements of consolidated operations.

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	September 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$3,427	$3,427	$—	$—	$2,002	$2,002	$—	$—
Short-term investments:
Asset-backed securities	673	—	673	—	901	—	901	—
Corporate debt	908	—	908	—	876	—	876	—
Certificates of deposit placed through an account registry service (“CDARS”)	301	—	301	—	256	—	256	—
Auction rate securities	16	—	—	16	26	—	—	26
U.S. government and agency notes	49	—	49	—	68	—	68	—
Other fixed income securities	225	—	225	—	255	—	255	—
Enhanced equipment trust certificates (“EETC”)	26	—	—	26	28	—	—	28
Fuel derivatives liability, net	(312)	—	(312)	—	(717)	—	(717)	—
Foreign currency derivatives asset, net	2	—	2	—	2	—	2	—
Restricted cash	208	208	—	—	320	320	—	—

	United
Cash and cash equivalents	$3,421	$3,421	$—	$—	$1,996	$1,996	$—	$—
Short-term investments:
Asset-backed securities	673	—	673	—	901	—	901	—
Corporate debt	908	—	908	—	876	—	876	—
CDARS	301	—	301	—	256	—	256	—
Auction rate securities	16	—	—	16	26	—	—	26
U.S. government and agency notes	49	—	49	—	68	—	68	—
Other fixed income securities	225	—	225	—	255	—	255	—
EETC	26	—	—	26	28	—	—	28
Fuel derivatives liability, net	(312)	—	(312)	—	(717)	—	(717)	—
Foreign currency derivatives asset, net	2	—	2	—	2	—	2	—
Restricted cash	208	208	—	—	320	320	—	—
Convertible debt derivative asset	—	—	—	—	712	—	—	712
Convertible debt derivative option liability	—	—	—	—	(511)	—	—	(511)

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

Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale. As of September 30, 2015, asset-backed securities have remaining maturities of less than one year to approximately 40 years, corporate debt securities have remaining maturities of less than one year to approximately seven years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately three years. The EETC securities mature in 2019.

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

	Fair Value of Debt by Fair Value Hierarchy Level
	September 30, 2015					December 31, 2014
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
UAL debt	$11,222	$11,575	$—	$8,437	$3,138	$11,434	$12,386	$—	$8,568	$3,818
United debt	11,222	11,575	—	8,437	3,138	11,433	12,386	—	8,568	3,818

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term investments and Restricted cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, (c) internally-developed models of the expected future cash flows related to the securities, or (d) broker quotes obtained by third-party valuation services.

Fuel derivatives	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign currency derivatives	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

NOTE 7 - HEDGING ACTIVITIES

Fuel Derivatives

The Company routinely hedges a portion of its expected aircraft fuel requirements to protect against increases in the price of fuel. The Company may restructure hedges in response to market conditions prior to their original settlement dates which may result in changes in hedge coverage levels and the potential recognition of gains or losses on such hedge contracts. As of September 30, 2015, the Company had hedged approximately 23% and 17% of its projected fuel requirements (221 million gallons and 652 million gallons, respectively) for the remainder of 2015 and 2016, respectively, with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of September 30, 2015, the Company had fuel hedges expiring through December 2016.

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

The Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

Classification	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as cash flow hedges
Assets:
Fuel contracts due within one year	Receivables	$6	$—
Fuel contracts with maturities greater than one year	Other assets: Other, net	7	—

Total assets		$13	$—

Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$217	$450
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	27

Total liabilities		$217	$477

Derivatives not designated for hedge accounting
Assets:
Fuel contracts due within one year	Receivables	$4	$6
Fuel contracts with maturities greater than one year	Other assets: Other, net	—	—

Total assets		$4	$6

Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$112	$244
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	2

Total liabilities		$112	$246

Total derivatives
Assets:
Fuel contracts due within one year	Receivables	$10	$6
Fuel contracts with maturities greater than one year	Other assets: Other, net	7	—

Total assets		$17	$6

Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$329	$694
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	29

Total liabilities		$329	$723

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company posted $156 million and $577 million of collateral with fuel derivative counterparties as of September 30, 2015 and December 31, 2014, respectively. The collateral is recorded as Fuel hedge collateral deposits on the Company’s balance sheet.

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

	September 30, 2015	December 31, 2014
Fuel derivative instruments	$(238)	$(209)
Other liabilities and deferred credits: Other	—	(30)

Hedge derivatives liabilities, net	$(238)	$(239)

The following tables present the impact of derivative instruments and their location within the Company’s unaudited statements of consolidated operations (in millions):

Derivatives designated as cash flow hedges

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Fuel contracts	$(181)	$(120)	$(150)	$—	$—	$(8)

Derivatives designated as cash flow hedges

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Fuel contracts	$(227)	$(99)	$(429)	$(4)	$—	$(4)

Derivatives not designated for hedge accounting

Fuel contracts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amount of loss recognized in Nonoperating income (expense): Miscellaneous, net	$(67)	$(102)	$(69)	$(103)

Foreign Currency Derivatives

The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company’s more significant foreign currency exposures include the Canadian dollar, Chinese renminbi, European euro, British pound and Japanese yen. At times, the Company uses derivative financial instruments, such as options, collars and forward contracts, to hedge its exposure to foreign currency. The Company does not enter into derivative instruments for non-risk management purposes. At September 30, 2015, the Company had foreign currency derivative contracts in place to hedge European euro denominated sales. The notional amount of the hedges equates to 36% and 21% of the Company’s projected European euro denominated net cash inflows for the remainder of 2015 and 2016, respectively. Net cash relates primarily to passenger ticket sales inflows partially offset by expenses paid in local currencies. At September 30, 2015, the fair value of the Company’s foreign currency derivatives was an asset of $2 million.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments. As of September 30, 2015, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737NG/737 MAX 9	117
Boeing 777-300ER	10
Boeing 787-8/-9/-10	33
Embraer E175	10
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2024. For the remainder of 2015, United expects to take delivery of two Boeing 737NG aircraft and three Boeing 787-9 aircraft.

As of September 30, 2015, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. See Note 9 of this report for additional information on aircraft financing.

The table below summarizes United’s commitments as of September 30, 2015, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

(in billions)
Last three months of 2015	$0.6
2016	3.0
2017	2.3
2018	2.3
2019	3.1
After 2019	10.7

$22.0

Aircraft Operating Leases. During the second quarter of 2015, the Company reached an agreement with AerCap Holdings N.V., a major aircraft leasing company (“AerCap”), to lease used Airbus A319s. Eleven aircraft will be delivered over the next two years beginning in early 2016. In addition, up to 14 more aircraft may be delivered over the next five years subject to certain conditions.

In September 2015, United entered into an amendment to the capacity purchase agreement (“CPA”) with SkyWest Airlines, Inc. (“SkyWest”), a wholly-owned subsidiary of SkyWest, Inc., to operate 18 new Embraer E175 aircraft under the United Express brand. SkyWest will purchase all of these 76-seat aircraft directly from the manufacturer with deliveries in 2016 and 2017.

In October 2015, United also entered into an amendment to the CPA with Mesa Air Group, Inc. and Mesa Airlines, Inc. (“Mesa”), a wholly-owned subsidiary of Mesa Air Group, Inc., pursuant to which Mesa will operate under the United Express brand an additional 15 new 76-seat Embraer E175 aircraft, with deliveries in 2015 and 2016. Of the 15 aircraft, United will assign its purchase obligations to Mesa with respect to 10 Embraer E175 aircraft at the time of each aircraft’s delivery, subject to certain conditions. Mesa will purchase the remaining five aircraft directly from Embraer; however, United has agreed that United will, under certain conditions, purchase these five aircraft directly from Embraer.

The table below summarizes the Company’s anticipated future payments through the end of the terms of our CPAs, excluding variable pass-through costs such as fuel and landing fees, among others. In addition, the table below summarizes the Company’s scheduled future minimum lease payments under aircraft operating leases having initial or remaining noncancelable lease terms of more than one year and includes aircraft rent or ownership costs under CPAs, including estimated commitments under the SkyWest CPA amendment for the operation of 18 new Embraer E175 aircraft.

(In millions)	Capacity Purchase Agreements	Aircraft Operating Leases
Last three months of 2015	$460	$291
2016	1,836	1,322
2017	1,725	1,292
2018	1,332	1,068
2019	1,103	868
After 2019	5,314	3,095

	$11,770	$7,936

Guarantees. United is the guarantor of approximately $2.0 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.5 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with $295 million of these obligations are accounted for as capital leases. All of these bonds are due between 2015 and 2038.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At September 30, 2015, the Company had $2.6 billion of floating rate debt and $124 million of fixed rate debt, with remaining terms of up to 12 years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate balance of $2.6 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company’s credit card processing agreements, the financial institutions in certain circumstances have the right to require that the Company maintain a reserve equal to a portion of advance ticket sales that has been processed by that financial institution, but for which the Company has not yet provided the air transportation. Such financial institutions may require additional cash or other collateral reserves to be established or additional withholding of payments related to receivables collected if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short term investments (collectively, “Unrestricted Liquidity”). The Company’s current level of Unrestricted Liquidity is substantially in excess of these minimum levels.

In September 2015, United amended and extended its Merchant Services Bankcard Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) and Paymentech LLC. Effective with the amended Merchant Services Bankcard Agreement, the Company’s $25 million restricted cash with JPMorgan was returned to United. In addition, the minimum levels of Unrestricted Liquidity that this financial institution required United to maintain were reduced.

Labor Negotiations. As of September 30, 2015, United had approximately 84,000 active employees, of whom approximately 80% were represented by various labor organizations. We are in the process of negotiating joint collective bargaining agreements with our technicians and flight attendants.

NOTE 9 - DEBT

As of September 30, 2015, a substantial portion of the Company’s assets, principally aircraft, route authorities and loyalty program intangible assets, was pledged under various loan and other agreements. As of September 30, 2015, the Company was in compliance with its debt covenants. As of September 30, 2015, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s 2013 Credit and Guaranty Agreement.

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

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of September 30, 2015	Proceeds received from issuance of debt in the nine months ended September 30, 2015	Remaining proceeds from issuance of debt to be received in future periods
August 2014	A	$823	September 2026	3.75%	$823	$711	$—
August 2014	B	238	September 2022	4.625%	238	206	—

		$1,061			$1,061	$917	$—

In 2015, United borrowed approximately $480 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2015. The notes evidencing these borrowings, which are secured by the related aircraft, have maturity dates ranging from 2025 to 2027 and interest rates comprised of the London Interbank Offered Rate plus a specified margin.

The table below presents contractual principal payments at September 30, 2015 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

UAL and United
Last three months of 2015	$388
2016	1,213
2017	802
2018	1,339
2019	1,767
After 2019	5,687

$11,196

NOTE 10 - SPECIAL ITEMS

For the three and nine months ended September 30, special items consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating:	2015	2014	2015	2014
Severance and benefits	$28	$6	$103	$58
Integration-related costs	15	28	47	79
Costs associated with permanently grounding Embraer ERJ 135 aircraft	—	—	—	66
(Gains) losses on sale of assets and other special charges	33	9	45	61

Special charges	76	43	195	264
Nonoperating:
Loss on extinguishment of debt and Venezuela currency loss	61	—	195	21
Income tax benefit	—	(3)	—	(4)

Total operating and nonoperating special charges, net of income taxes	137	40	390	281
Income tax valuation allowance release (Note 4)	(3,218)	—	(3,218)	—

Total special items	$(3,081)	$40	$(2,828)	$281

During the three and nine months ended September 30, 2015, the Company recorded $28 million and $103 million, respectively, of severance and benefits primarily related to a voluntary early-out program for its flight attendants. In 2014, more than 2,500 flight attendants elected to voluntarily separate from the Company and will receive a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through the end of 2016.

Integration-related costs include compensation costs related primarily to systems integration and training for employees.

During the three and nine months ended September 30, 2015, the Company recorded $33 million and $45 million, respectively, for losses on the sale of one aircraft, the impairment of several engines held for sale and discontinued internal software projects.

During the third quarter of 2015, the Company recorded a $61 million foreign exchange loss related to its cash holdings in Venezuela. The Venezuelan government has maintained currency controls and fixed official exchange rates (i.e. Sistema Complementario de Administracion de Divisas (“SICAD”), and Sistema Marginal de Divisas (“SIMADI”)) for many years. Previously, airlines were permitted to use the more favorable SICAD rate (currently 13.5 Venezuelan bolivars to one U.S. dollar) if repatriating profits and for payments of local goods and services in Venezuela. During 2015, many of the payments for local goods and services have transitioned to utilizing the SIMADI rate (currently 200 Venezuelan bolivars to one U.S. dollar) or have been required to be paid in U.S. dollars. Furthermore, the Venezuelan government has not permitted the exchange and repatriations of local currency since mid-2014. As a result, the Company has decided to change the exchange rate from historical SICAD rates to a combination of SIMADI and SICAD rates based on projections of future cash payments. Including this adjustment, the Company’s resulting cash balance held in Venezuelan bolivars at September 30, 2015 is approximately $15 million.

During the nine months ended September 30, 2015, the Company recorded $134 million of losses as part of Nonoperating income (expense): Miscellaneous, net due to the write-off of the unamortized non-cash debt discount related to the extinguishment of the 2026 Notes and the 2028 Notes.

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

During the nine months ended September 30, 2014, the Company recorded $33 million for charges related primarily to the impairment of its flight equipment held for disposal associated with its Boeing 737-300 and 737-500 fleets and incurred losses on sales of aircraft and other assets and other special losses totaling $28 million.

During the nine months ended September 30, 2014, the Company recorded $21 million of losses due to exchange rate changes in Venezuela applicable to funds held in local currency.

Accruals

The accrual balance for severance and benefits was $110 million as of September 30, 2015, compared to $70 million as of September 30, 2014. The severance-related accrual as of September 30, 2015 is expected to be mostly paid through 2015. The following is a reconciliation of severance accrual activity for the period:

Severance and Benefits
Balance at December 31, 2014	$109
Accrual	103
Payments	(102)

Balance at September 30, 2015	$110

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 118 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. UAL, through United and its regional carriers, operates an average of nearly 5,000 flights a day to 352 airports across six continents.

Third Quarter Financial Highlights

•

Third quarter 2015 net income was $4.8 billion, or $12.82 diluted earnings per share. Third quarter 2015 Non-GAAP net income was $1.7 billion, or $4.53 diluted earnings per share, which excludes $3.1 billion of special items and $33 million of “Hedge Program Adjustments,” consisting of $36 million of mark-to-market losses recorded in

Nonoperating expense from fuel derivative contracts settling in future periods and $69 million of prior period losses recorded in Nonoperating expense on fuel derivative contracts settled in the current period. See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information regarding special items.

•	Passenger revenue decreased 3.8% to $9.0 billion during the third quarter of 2015 as compared to the third quarter of 2014.

•	Third quarter 2015 aircraft fuel cost decreased 38.2% year-over-year.

•	Unrestricted liquidity at September 30, 2015 was $6.9 billion, including $1.35 billion of undrawn commitments under its revolving credit facility.

•

On July 21, 2015, UAL’s Board of Directors authorized a new $3 billion share repurchase program, which the Company expects to complete by December 31, 2017. UAL spent $262 million to repurchase approximately 4.6 million shares of UAL common stock in open market transactions in the third quarter of 2015 under the Company’s previously announced $1 billion share repurchase program and new $3 billion share repurchase program. As of September 30, 2015, the Company has $2.97 billion remaining to spend under the $3 billion share repurchase program. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

•

UAL, United and Mileage Plus Holdings, LLC, a wholly-owned subsidiary of UAL and United (“MPH”) entered into a Second Amended and Restated Co-Branded Card Marketing Services Agreement (the “Co-Brand Agreement”) with Chase Bank USA, N.A. (“Chase”), pursuant to which members of the Company’s MileagePlus® loyalty program earn frequent flyer miles for making purchases using a MileagePlus® credit card issued by Chase. The Co-Brand Agreement also provides for joint marketing and other support for the MileagePlus® credit card. The Company estimates that its third quarter 2015 operating revenues increased by approximately $100 million and that its fourth quarter 2015 operating revenues will increase by approximately $100 million from the combined impact of the Co-Brand Agreement, agreements ancillary to the Co-Brand Agreement and updated assumptions for accounting purposes.

Third Quarter Operational Highlights

•

Consolidated traffic increased 2.0% and consolidated capacity increased 2.1% during the third quarter of 2015 as compared to the third quarter of 2014. The Company’s load factor for the third quarter of 2015 was 85.6%.

•	The Company took delivery of six Boeing 737-900ER aircraft, four Boeing 787-9 aircraft and one used Boeing 737-700 aircraft during the third quarter of 2015.

Outlook

The Company expects full-year 2015 consolidated capacity to increase between 1.4% and 1.7% year-over-year. The Company expects full year 2015 cost per available seat mile (“CASM”) excluding profit sharing, third-party business expense, fuel and special items to be down between 0.4% and 0.7% year-over-year. Full-year 2015 pre-tax margin is expected to be between 11.7% and 12.1%, excluding special items. We are unable to project CASM or pre-tax margin on a GAAP basis, as defined below, as the nature and amount of special items are not determinable at this time.

Since the summer of 2014, the price of jet fuel declined and remains volatile. Based on projected fuel consumption in 2015, a one dollar change in the price of a barrel of crude oil would change the Company’s annual fuel expense by approximately $93 million. To protect against increases in the prices of aircraft fuel, the Company routinely hedges a portion of its future fuel requirements.

RESULTS OF OPERATIONS

The following discussion provides an analysis of results of operations and reasons for material changes therein for the three months ended September 30, 2015 as compared to the corresponding period in 2014.

Third Quarter 2015 Compared to Third Quarter 2014

The Company recorded net income of $4.8 billion in the third quarter of 2015 as compared to net income of $924 million in the third quarter of 2014. Third quarter 2015 net income reflects $3.2 billion of income tax benefits primarily due to the release of the income tax valuation allowance. Excluding special items and with Hedge Program Adjustments, the Company had net income of $1.7 billion in the third quarter of 2015 as compared to net income of $1.1 billion in the third quarter of 2014. See “Reconciliation of GAAP to Non-GAAP Financial Measures” at the end of this item for additional information related to accounting principles generally accepted in the United States (“GAAP”) to Non-GAAP financial measures. The Company considers a key measure of its performance to be operating income, which was $1.9 billion for the third quarter of 2015, as compared to $1.2 billion for the third quarter of 2014, an approximate $0.7 billion improvement year-over-year. Significant components of the Company’s operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2015	2014	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$10,306	$10,563	$(257)	(2.4)
Operating expense	8,407	9,372	(965)	(10.3)

Operating income	1,899	1,191	708	59.4
Nonoperating expense	(293)	(271)	22	8.1
Income tax benefit	(3,210)	(4)	3,206	NM

Net income	$4,816	$924	$3,892	421.2

NM - Not meaningful

Certain consolidated statistical information for the Company’s operations for the three months ended September 30 is as follows:

	2015	2014	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	37,464	36,735	729	2.0
Revenue passenger miles (“RPMs”) (millions) (b)	57,160	56,065	1,095	2.0
Available seat miles (“ASMs”) (millions) (c)	66,745	65,378	1,367	2.1
Passenger load factor (d)	85.6%	85.8%	(0.2) pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	13.42	14.25	(0.83)	(5.8)
Average yield per revenue passenger mile (cents) (e)	15.68	16.61	(0.93)	(5.6)
CASM (cents)	12.60	14.34	(1.74)	(12.1)
Average price per gallon of fuel, including fuel taxes	$1.87	$3.02	$(1.15)	(38.1)
Fuel gallons consumed (millions)	1,035	1,037	(2)	(0.2)
Average full-time equivalent employees	82,400	81,900	500	0.6

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended September 30 (in millions, except for percentage changes):

	2015	2014	Increase (Decrease)	% Change
Passenger—Mainline	$7,254	$7,414	$(160)	(2.2)
Passenger—Regional	1,706	1,900	(194)	(10.2)

Total passenger revenue	8,960	9,314	(354)	(3.8)
Cargo	235	237	(2)	(0.8)
Other operating revenue	1,111	1,012	99	9.8

	$10,306	$10,563	$(257)	(2.4)

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as third quarter year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2014 (a):
Passenger revenue (in millions)	$61	$(127)	$(59)	$(35)	$(160)	$(194)	$(354)
Passenger revenue	1.7%	(9.6)%	(3.2)%	(5.1)%	(2.2)%	(10.2)%	(3.8)%
Average fare per passenger	(5.9)%	(9.2)%	(5.2)%	(10.7)%	(8.3)%	(3.3)%	(5.7)%
Yield	(2.2)%	(10.8)%	(5.8)%	(10.6)%	(5.4)%	(2.1)%	(5.6)%
PRASM	(1.6)%	(11.6)%	(6.9)%	(11.6)%	(5.7)%	(1.9)%	(5.8)%
Average stage length	(3.5)%	3.4%	0.9%	0.8%	(2.1)%	(1.4)%	0.7%
Passengers	8.1%	(0.4)%	2.2%	6.3%	6.6%	(7.1)%	2.0%
RPMs (traffic)	4.0%	1.4%	2.7%	6.2%	3.4%	(8.3)%	2.0%
ASMs (capacity)	3.3%	2.3%	4.0%	7.3%	3.7%	(8.5)%	2.1%
Passenger load factor (points)	0.6	(0.8)	(1.1)	(0.9)	(0.2)	0.1	(0.2)
(a)	See Item 6 of the 2014 Annual Report for the definition of these statistics.

Consolidated passenger revenue in the third quarter of 2015 decreased 3.8% as compared to the year-ago period due to a decrease in consolidated yield of 5.6% year-over-year. Yields were impacted by a competitive domestic fare environment, unfavorable foreign currency results due to the strengthening of the U.S. dollar, international surcharge declines, travel reductions from corporate customers in the energy sector and increased industry capacity in certain regions. The decline in yields was partially offset by a 2.0% and 2.1% year-over-year increase in traffic and capacity, respectively.

Other operating revenue in the third quarter of 2015 increased $99 million, or 9.8%, as compared to the year-ago period primarily due to the impact of the amended Co-Brand Agreement with Chase.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2015	2014	Increase (Decrease)	% Change
Salaries and related costs	$2,534	$2,344	$190	8.1
Aircraft fuel	1,934	3,127	(1,193)	(38.2)
Regional capacity purchase	572	597	(25)	(4.2)
Landing fees and other rent	551	567	(16)	(2.8)
Depreciation and amortization	469	422	47	11.1
Aircraft maintenance materials and outside repairs	424	435	(11)	(2.5)
Distribution expenses	366	375	(9)	(2.4)
Aircraft rent	185	222	(37)	(16.7)
Special charges	76	43	33	NM
Other operating expenses	1,296	1,240	56	4.5

	$8,407	$9,372	$(965)	(10.3)

Salaries and related costs increased $190 million, or 8.1%, in the third quarter of 2015 as compared to the year-ago period primarily due to profit sharing expense as a result of improved profitability, higher pay rates driven by new collective bargaining agreements and an increase in pension expense resulting from changes in actuarial assumptions.

Aircraft fuel expense decreased $1.2 billion, or 38.2%, year-over-year primarily due to a 38.1% decrease in the average price per gallon of aircraft fuel in the third quarter of 2015 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended September 30, 2015 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2015	2014	% Change	2015	2014	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$1,784	$3,127	(42.9)	$1.72	$3.02	(43.0)
Hedge losses reported in fuel expense	(150)	—	NM	(0.15)	—	NM

Fuel expense as reported	1,934	3,127	(38.2)	1.87	3.02	(38.1)
Cash received (paid) on settled hedges that did not qualify for hedge accounting (a)	(100)	1	NM	(0.10)	0.01	NM

Fuel expense including all gains (losses) from settled hedges	$2,034	$3,126	(34.9)	$1.97	$3.01	(34.6)

Total fuel consumption (gallons)	1,035	1,037	(0.2)

(a) Includes ineffectiveness gains (losses) on settled hedges and gains (losses) on settled hedges that were not designated for hedge accounting. Ineffectiveness gains (losses) and gains (losses) on hedges that do not qualify for hedge accounting are recorded in Nonoperating income (expense): Miscellaneous, net.

Depreciation and amortization increased $47 million, or 11.1%, in the third quarter of 2015 as compared to the year-ago period primarily due to additions in owned property and equipment, specifically related to new aircraft and information technology assets.

Aircraft rent decreased $37 million, or 16.7%, in the third quarter of 2015 as compared to the year-ago period primarily due to lease expirations, the purchase or capital lease conversion of several operating leased aircraft and lower lease renewal rates for certain aircraft.

Details of the Company’s special charges include the following for the three months ended September 30 (in millions):

	2015	2014
Severance and benefits	$28	$6
Integration-related costs	15	28
(Gains) losses on sale of assets and other special charges	33	9

Special charges	$76	$43

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Other operating expenses increased $56 million, or 4.5%, in the third quarter of 2015 as compared to the year-ago period primarily due to technology initiatives, increased cargo volume, rate increases at various stations and increases in several other purchased services, partially offset by the discontinuance of a Transportation Security Administration (“TSA”) fee.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

	2015	2014	Increase (Decrease)	% Change
Interest expense	$(164)	$(186)	$(22)	(11.8)
Interest capitalized	13	13	—	—
Interest income	5	8	(3)	(37.5)
Miscellaneous, net	(147)	(106)	41	38.7

Total	$(293)	$(271)	$22	8.1

Miscellaneous, net included losses of $67 million from derivatives not qualifying for hedge accounting as compared to losses of $102 million in the year-ago period. The Company recorded a $61 million foreign exchange loss related to the Company’s cash holdings in Venezuela. Other foreign currency impacts were losses of approximately $20 million versus losses of approximately $1 million in the third quarters of 2015 and 2014, respectively. See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for additional information related to income taxes.

RESULTS OF OPERATIONS

First Nine Months 2015 Compared to First Nine Months 2014

The Company recorded net income of $6.5 billion in the first nine months of 2015 as compared to net income of $1.1 billion in the first nine months of 2014. Net income in the first nine months of 2015 reflects $3.2 billion of income tax benefits primarily due to the release of the income tax valuation allowance. Excluding special items and with Hedge Program Adjustments, the Company had net income of $3.5 billion in the first nine months of 2015 as compared to net income of $1.5 billion in the first nine months of 2014. See “Reconciliation of GAAP to Non-GAAP Financial Measures” at the end of this item for additional information related to GAAP to Non-GAAP financial measures. The Company considers a key measure of its performance to be operating income, which was $4.1 billion for the first nine months of 2015, as compared to $1.7 billion for the first nine months of 2014, an approximate $2.3 billion improvement year-over-year. Significant components of the Company’s operating results for the first nine months of 2015 are as follows (in millions, except percentage changes):

	2015	2014	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$28,828	$29,588	$(760)	(2.6)
Operating expense	24,743	27,840	(3,097)	(11.1)

Operating income	4,085	1,748	2,337	133.7
Nonoperating expense	(771)	(643)	128	19.9
Income tax expense (benefit)	(3,203)	1	(3,204)	NM

Net income	$6,517	$1,104	$5,413	490.3

NM - Not meaningful

Certain consolidated statistical information for the Company’s operations for the nine months ended September 30 is as follows:

	2015	2014	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	105,217	104,472	745	0.7
RPMs (millions) (b)	157,893	156,348	1,545	1.0
ASMs (millions) (c)	188,699	185,808	2,891	1.6
Passenger load factor (d)	83.7%	84.1%	(0.4) pts.	N/A
PRASM (cents)	13.28	13.82	(0.54)	(3.9)
Average yield per revenue passenger mile (cents) (e)	15.87	16.42	(0.55)	(3.3)
CASM (cents)	13.11	14.98	(1.87)	(12.5)
Average price per gallon of fuel, including fuel taxes	$2.01	$3.09	$(1.08)	(35.0)
Fuel gallons consumed (millions)	2,935	2,957	(22)	(0.7)
Average full-time equivalent employees	82,100	82,500	(400)	(0.5)

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2015	2014	Increase (Decrease)	% Change
Passenger—Mainline	$20,153	$20,410	$(257)	(1.3)
Passenger—Regional	4,903	5,269	(366)	(6.9)

Total passenger revenue	25,056	25,679	(623)	(2.4)
Cargo	706	678	28	4.1
Other operating revenue	3,066	3,231	(165)	(5.1)

	$28,828	$29,588	$(760)	(2.6)

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2014 (a):
Passenger revenue (in millions)	$102	$(236)	$(116)	$(7)	$(257)	$(366)	$(623)
Passenger revenue	1.0%	(6.6)%	(2.5)%	(0.3)%	(1.3)%	(6.9)%	(2.4)%
Average fare per passenger	(3.5)%	(7.0)%	(1.4)%	(6.0)%	(5.0)%	(1.2)%	(3.1)%
Yield	(0.7)%	(9.5)%	(1.9)%	(6.7)%	(3.2)%	(0.9)%	(3.3)%
PRASM	(1.0)%	(9.4)%	(3.2)%	(8.1)%	(3.8)%	(1.3)%	(3.9)%
Average stage length	(2.8)%	4.8%	1.4%	2.0%	(1.3)%	(0.2)%	0.8%
Passengers	4.7%	0.5%	(1.1)%	6.0%	4.0%	(5.8)%	0.7%
RPMs (traffic)	1.7%	3.3%	(0.6)%	6.9%	2.0%	(6.1)%	1.0%
ASMs (capacity)	2.1%	3.2%	0.8%	8.4%	2.6%	(5.8)%	1.6%
Passenger load factor (points)	(0.3)	0.1	(1.1)	(1.2)	(0.4)	(0.3)	(0.4)

(a) See Item 6 of the 2014 Annual Report for the definition of these statistics.

Consolidated passenger revenue in the first nine months of 2015 decreased 2.4% as compared to the year-ago period due to a decrease in consolidated yield of 3.3% year-over-year. Yields were impacted by a competitive domestic fare environment, unfavorable foreign currency results due to the strengthening of the U.S. dollar, international surcharge declines, travel reductions from corporate customers in the energy sector and increased industry capacity in certain regions. The decline in yields was partially offset by a 1.0% and 1.6% year-over-year increase in traffic and capacity, respectively.

Other operating revenue in the first nine months of 2015 decreased $165 million, or 5.1%, as compared to the year-ago period primarily due to a reduction in sales of aircraft fuel to a third party, partially offset by year-over-year increases in MileagePlus and ancillary revenue and the impact of the amended Co-Brand Agreement with Chase.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2015	2014	Increase (Decrease)	% Change
Salaries and related costs	$7,289	$6,684	$605	9.1
Aircraft fuel	5,904	9,145	(3,241)	(35.4)
Regional capacity purchase	1,725	1,747	(22)	(1.3)
Landing fees and other rent	1,647	1,706	(59)	(3.5)
Depreciation and amortization	1,343	1,248	95	7.6
Aircraft maintenance materials and outside repairs	1,252	1,364	(112)	(8.2)
Distribution expenses	1,026	1,039	(13)	(1.3)
Aircraft rent	580	668	(88)	(13.2)
Special charges	195	264	(69)	NM
Other operating expenses	3,782	3,975	(193)	(4.9)

	$24,743	$27,840	$(3,097)	(11.1)

Salaries and related costs increased $605 million, or 9.1%, in the first nine months of 2015 as compared to the year-ago period primarily due to profit sharing accruals as a result of improved profitability, higher pay rates driven by new collective bargaining agreements, an increase in medical and dental costs and an increase in pension expense resulting from changes in actuarial assumptions, partially offset by a 0.5% reduction in the number of employees.

Aircraft fuel expense decreased $3.2 billion, or 35.4%, year-over-year primarily due to a 35% decrease in the average price per gallon of aircraft fuel, combined with a 0.7% decrease in fuel consumption in the first nine months of 2015 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the nine months ended September 30, 2015 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2015	2014	% Change	2015	2014	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$5,475	$9,141	(40.1)	$1.87	$3.09	(39.5)
Hedge losses reported in fuel expense	(429)	(4)	NM	(0.14)	—	NM

Fuel expense as reported	5,904	9,145	(35.4)	2.01	3.09	(35.0)
Cash received (paid) on settled hedges that did not qualify for hedge accounting (a)	(214)	13	NM	(0.07)	—	NM

Fuel expense including all gains (losses) from settled hedges	$6,118	$9,132	(33.0)	$2.08	$3.09	(32.7)

Total fuel consumption (gallons)	2,935	2,957	(0.7)

(a) Includes ineffectiveness gains (losses) on settled hedges and gains (losses) on settled hedges that were not designated for hedge accounting. Ineffectiveness gains (losses) and gains (losses) on hedges that do not qualify for hedge accounting are recorded in Nonoperating income (expense): Miscellaneous, net.

Depreciation and amortization increased $95 million, or 7.6%, in the first nine months of 2015 as compared to the year-ago period primarily due to additions in owned property and equipment, specifically related to new aircraft and information technology assets.

Aircraft maintenance materials and outside repairs decreased $112 million, or 8.2%, in the first nine months of 2015 as compared to the year-ago period primarily due to a year-over-year decrease in significant aircraft engine and airframe maintenance visits as a result of the cyclical timing of these visits and a reduction of flying hours under certain power-by-the-hour engine maintenance agreements.

Aircraft rent decreased $88 million or 13.2% in the third quarter of 2015 as compared to the year-ago period primarily due to lease expirations, the purchase or capital lease conversion of several operating leased aircraft and lower lease renewal rates for certain aircraft.

Details of the Company’s special charges include the following for the nine months ended September 30 (in millions):

	2015	2014
Severance and benefits	$103	$58
Integration-related costs	47	79
Costs associated with permanently grounding Embraer ERJ 135 aircraft	—	66
(Gains) losses on sale of assets and other special charges	45	61

Special charges	$195	$264

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Other operating expenses decreased $193 million, or 4.9%, in the first nine months of 2015 as compared to the year-ago period primarily due to a reduction in sales of aircraft fuel to a third party and the discontinuance of a TSA fee, partially offset by increases in purchased services and personnel-related expenses.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the nine months ended September 30 (in millions, except for percentage changes):

	2015	2014	Increase (Decrease)	% Change
Interest expense	$(504)	$(559)	$(55)	(9.8)
Interest capitalized	38	40	(2)	(5.0)
Interest income	16	17	(1)	(5.9)
Miscellaneous, net	(321)	(141)	180	127.7

Total	$(771)	$(643)	$128	19.9

Interest expense decreased $55 million, or 9.8% due to the prepayment of certain debt issuances and declining balances of other debt, partially offset by interest expense on debt issued for the acquisition of new aircraft.

Miscellaneous, net included losses of $69 million and $103 million from derivatives not qualifying for hedge accounting for the nine months ended September 30, 2015 and 2014, respectively. Foreign currency losses were approximately $118 million and $24 million in the first nine months of 2015 and 2014, respectively. Foreign currency results included $61 million and $21 million of foreign exchange losses for 2015 and 2014, respectively, related to the Company’s cash holdings in Venezuela. Miscellaneous, net for the first nine months of 2015 includes a $134 million special charge related to the write off of unamortized non-cash debt discounts for the early redemption of the 6% Notes due 2026 (“2026 Notes”) and the 6% Notes due 2028 (“2028 Notes”).

Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for additional information related to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of September 30, 2015, the Company had $5.6 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $4.4 billion at December 31, 2014. At September 30, 2015, the Company also had $208 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, estimated future workers’ compensation claims and credit card processing agreements. As of September 30, 2015, the Company had its entire commitment capacity of $1.35 billion under the revolving credit facility of the Company’s 2013 Credit and Guaranty Agreement (the “Credit Agreement”) available for letters of credit or borrowings.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital and a deficit in working capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At September 30, 2015, the Company had approximately $12.1 billion of debt and capital lease obligations, including $1.4 billion that will become due in the next 12 months. In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. As of September 30, 2015, our current liabilities exceeded our current assets by approximately $3.4 billion. However, approximately $6.6 billion of our current liabilities are related to our Advanced ticket sales and Frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.

The Company will continue to evaluate opportunities to prepay its debt, including open market repurchases, to reduce its indebtedness and related interest.

As of September 30, 2015, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737NG/737 MAX 9	117
Boeing 777-300ER	10
Boeing 787-8/-9/-10	33
Embraer E175	10

(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2024. For the remainder of 2015, United expects to take delivery of two Boeing 737NG aircraft and three Boeing 787-9 aircraft.

As of September 30, 2015, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing.

As of September 30, 2015, UAL and United have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets of approximately $22.0 billion, of which approximately $0.6 billion, $3.0 billion, $2.3 billion, $2.3 billion, $3.1 billion and $10.7 billion are due in the last three months of 2015 and for the full year for 2016, 2017, 2018, 2019 and thereafter, respectively. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

During the second quarter of 2015, the Company reached an agreement with AerCap Holdings N.V., a major aircraft leasing company (“AerCap”), to lease used Airbus A319s. Eleven aircraft will be delivered over the next two years beginning in early 2016. In addition, up to 14 more aircraft may be delivered over the next five years subject to certain conditions.

As of September 30, 2015, a substantial portion of the Company’s assets, principally aircraft, route authorities and loyalty program intangible assets, was pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

In September 2015, United entered into an amendment to the capacity purchase agreement (“CPA”) with SkyWest Airlines, Inc. (“SkyWest”), a wholly-owned subsidiary of SkyWest, Inc., to operate 18 new Embraer E175 aircraft under the United Express brand. SkyWest will purchase all of these 76-seat aircraft directly from the manufacturer with deliveries in 2016 and 2017. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information.

In October 2015, United also entered into an amendment to the CPA with Mesa Air Group, Inc. and Mesa Airlines, Inc. (“Mesa”), a wholly-owned subsidiary of Mesa Air Group, Inc., pursuant to which Mesa will operate under the United Express brand an additional 15 new 76-seat Embraer E175 aircraft, with deliveries in 2015 and 2016. Of the 15 aircraft, United will assign its purchase obligations to Mesa with respect to 10 Embraer E175 aircraft at the time of each aircraft’s delivery, subject to certain conditions. Mesa will purchase the remaining five aircraft directly from Embraer; however, United has agreed that United will, under certain conditions, purchase these five aircraft directly from Embraer.

Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	BB-	Ba3	BB-
United	BB-	*	BB-
* The credit agency does not issue corporate credit ratings for subsidiary entities.

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability or increase the cost of future financing for the Company.

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations for the nine months ended September 30, 2015 was $4.9 billion compared to $2.7 billion in the same period in 2014. The increase is primarily attributable to an increase of $2.3 billion in operating income for the nine months ended September 30, 2015 as compared to the same period in 2014. Other notable changes in operating cash flows for that period also include a net increase of $522 million in the funding of the Company’s defined benefit plans, primarily offset by other working capital changes. Additionally, the Company experienced a $421 million reduction in fuel hedge collateral since December 31, 2014, mostly offset by a $365 million reduction in the fuel derivative liability over the same period.

Investing Activities. Capital expenditures were $2.0 billion and $1.3 billion in the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures for the nine months ended September 30, 2015 were primarily attributable to the purchase of aircraft, facility and fleet-related costs. In June 2015, through a wholly-owned subsidiary, we invested $100 million for an ownership stake of approximately five percent in Azul, Brazil’s third-largest airline, which provides a range of customer benefits including codesharing of flights (subject to government approval), joint loyalty-program participation and expanded connection opportunities on routes between the U.S. and Brazil, a key market for United, in addition to other points in North and South America.

In addition to capital expenditures during the nine months ended September 30, 2015, we acquired 22 aircraft through the issuance of debt. See “Financing Activities” below for additional information.

Financing Activities. During the nine months ended September 30, 2015, the Company made debt and capital lease payments of $1.6 billion.

In January 2015, the holders of substantially all of the remaining $202 million principal amount of United’s 4.5% Convertible Notes due 2015 exercised their conversion option resulting in the issuance of 11 million shares of UAL common stock.

In the first quarter of 2015, UAL used cash to repurchase $18 million par value 2026 Notes in market transactions. On April 1, 2015, UAL used cash to redeem, at par, the remaining $303 million balance of the 2026 Notes.

In the first quarter of 2015, UAL used cash to repurchase $13 million par value 2028 Notes in market transactions. On May 1, 2015, UAL used cash to redeem, at par, the remaining $298 million balance of the 2028 Notes.

In August 2014, United completed an enhanced equipment trust certificate (“EETC”) offering for a total principal amount of $1.1 billion. United has received and recorded all of the proceeds as debt. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on EETC pass-through trusts.

In 2015, United borrowed approximately $480 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2015. The notes evidencing these borrowings, which are secured by the related aircraft, have maturity dates ranging from 2025 to 2027 and interest rates comprised of the London Interbank Offered Rate plus a specified margin.

As of September 30, 2015, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s Credit Agreement. See Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) for additional information on the terms of the Credit Agreement.

The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United. Certain covenants in the Credit Agreement and in the Company’s indentures are summarized in Note 11 of the 2014 Annual Report.

Share Repurchase Program. In 2014, UAL’s Board of Directors authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock (the “2014 Program”). On July 21, 2015, UAL’s Board of Directors authorized a new $3 billion share repurchase program, which the Company expects to complete by December 31, 2017 (the “2015 Program”). UAL spent $262 million and $712 million to repurchase approximately 4.6 million and 11.9 million shares of UAL common stock in open market transactions in the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, the Company had completed purchases under the 2014 Program and had $2.97 billion remaining to spend under the 2015 Program. On October 22, 2015, UAL expects to enter into agreements under which it will repurchase approximately $300 million of shares of UAL common stock through an accelerated share repurchase program. The specific number of shares that UAL expects ultimately to repurchase under this accelerated share repurchase program will be determined based on a calculation period not to exceed approximately three months. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

Commitments, Contingencies and Liquidity Matters. As described in the 2014 Annual Report, the Company’s liquidity may be adversely impacted by a variety of factors, including, but not limited to, obligations associated with fuel hedge settlements and related collateral requirements, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies. See the 2014 Annual Report and Notes 5, 7, 8 and 9 to the financial statements contained in Part I, Item 1 of this report for additional information.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The Company evaluates its financial performance utilizing various GAAP and Non-GAAP financial measures, including net income/loss and net earnings/loss per share. The Non-GAAP financial measures in this report are presented because they provide management and investors the ability to measure and monitor the Company’s performance on a consistent basis. The Company believes that adjusting for special items is useful to investors because they are nonrecurring charges not indicative of UAL’s ongoing performance. In addition, the Company believes that reflecting Hedge Program Adjustments is useful because the adjustments allow investors to better understand the cash impact of settled fuel derivative contracts in a given period. Reconciliations of net income and diluted earnings per share to the Non-GAAP financial measures of net income and diluted earnings per share, excluding special items and reflecting Hedge Program Adjustments, for the three and nine months ended September 30 are as follows in the tables below (in millions, except per share amounts):

	Three Months Ended September 30,
	Net Income 2015	Diluted Earnings per Share 2015	Net Income 2014	Diluted Earnings per Share 2014
Net income—GAAP	$4,816	$12.82	$924	$2.37
Special items, net (a)	(3,081)	(8.20)	40	0.10
Mark-to-market losses from fuel derivative contracts settling in future periods	36	0.09	95	0.24
Prior period gains (losses) on fuel derivative contracts settled in the current period	(69)	(0.18)	16	0.04

Net income excluding special items, net and reflecting Hedge Program Adjustments—Non-GAAP	$1,702	$4.53	$1,075	$2.75

	Nine Months Ended September 30,
	Net Income 2015	Diluted Earnings per Share 2015	Net Income 2014	Diluted Earnings per Share 2014
Net income—GAAP	$6,517	$17.15	$1,104	$2.84
Special items, net (a)	(2,828)	(7.44)	281	0.71
Mark-to-market losses from fuel derivative contracts settling in future periods	28	0.07	57	0.15
Prior period gains (losses) on fuel derivative contracts settled in the current period	(173)	(0.46)	63	0.16

Net income excluding special items, net and reflecting Hedge Program Adjustments—Non-GAAP	$3,544	$9.32	$1,505	$3.86

(a) See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information related to special items, net.

CRITICAL ACCOUNTING POLICIES

See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Annual Report for a discussion of the Company’s critical accounting policies.

See Note 4 to the financial statements included in Part I, Item 1 of this report for additional information related to income taxes and the release of our valuation allowance against our net deferred income tax assets.

FORWARD-LOOKING INFORMATION

Certain statements throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward-looking and thus reflect our current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as “expects,” “will,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “goals” and similar expressions are intended to identify forward-looking statements.

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans and revenue-generating initiatives, including optimizing its revenue; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); economic and political instability and other risks of doing business globally; its ability to cost-effectively hedge against increases in the price of aircraft fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; disruptions to its regional network; the costs and availability of aviation and other insurance; industry consolidation or changes in airline alliances; competitive pressures on pricing and on demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements and environmental regulations); the impact of regulatory, investigative and legal proceedings and legal compliance risks; the impact of any management changes; labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; and other risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” of the 2014 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the U.S. Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Annual Report except as follows:

Aircraft Fuel. As of September 30, 2015, the Company had hedged approximately 23% and 17% of its projected fuel requirements (221 million gallons and 652 million gallons, respectively) for the remainder of 2015 and 2016, respectively, with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of September 30, 2015, the Company had fuel hedges expiring through December 2016.

At September 30, 2015, fuel derivatives were in a net liability position of $312 million. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

The fuel derivative portfolio is comprised of many individual derivative contracts (primarily option contracts) on multiple underlying commodities and entered into at various points in time, resulting in a wide range of strike prices with several hedge counterparties. The table below provides a view of the economic impact of the fuel derivative portfolio on the Company’s fuel costs given significant moves (up to +/-30%) in market fuel prices from September 30, 2015 (in millions).

(In millions, except for change in market fuel prices)
Period from October 1, 2015 to December 31, 2015				Period from January 1, 2016 to December 31, 2016
Change in market fuel prices (a)	(Increase) decrease to unhedged fuel cost (b)	Fuel derivative gain (loss) (c)	Net (increase) decrease to fuel cost	(Increase) decrease to unhedged fuel cost (b)	Fuel derivative gain (loss) (c)	Net (increase) decrease to fuel cost	Fuel derivative collateral (posted)/ received (d)
30%	$(424)	$87	$(337)	$(1,740)	$78	$(1,662)	$—
20%	(283)	58	(225)	(1,160)	24	(1,136)	(12)
10%	(141)	29	(112)	(580)	5	(575)	(34)
(10)%	141	(29)	112	580	(33)	547	(65)
(20)%	283	(58)	225	1,160	(92)	1,068	(117)
(30)%	424	(87)	337	1,740	(108)	1,632	(165)

(a) Projected using equal shifts in spot and forward prices for aircraft fuel and crude oil underlying hedge contracts at September 30, 2015 levels.

(b) Projections based on an average forward price of $1.48 per gallon, excluding taxes and other delivery costs and estimated consumption of 956 million gallons and 3.9 billion gallons for the three months ending December 31, 2015 and year ending December 31, 2016, respectively.

(c) Change in projected cash gain/(loss) on existing fuel derivatives as of September 30, 2015. Includes all fuel derivatives whether or not the fuel derivatives are designated for hedge accounting.

(d) Projections are based on margin estimates for the entire fuel derivative portfolio as of September 30, 2015, including fuel derivatives settling in 2016.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the

SEC’s rules and forms, and is accumulated and communicated to management, including the acting Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the acting Chief Executive Officer and acting Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the acting Chief Executive Officer and the acting Chief Financial Officer of UAL and United have concluded that as of September 30, 2015, disclosure controls and procedures of each of UAL and United were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2015

Except as set forth below, during the three months ended September 30, 2015, there were no changes in UAL’s or United’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

During the third quarter of 2015, the Company made certain changes to its internal controls over financial reporting related to the spare parts system. The operating effectiveness of these changes to the internal controls over financial reporting will be evaluated as part of the Company’s annual assessment of the effectiveness of internal control over financial reporting as of the end of fiscal year 2015.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Part I, Item 3, “Legal Proceedings” of the 2014 Annual Report for a description of legal proceedings. The disclosure below includes an update to the legal proceedings disclosures included in the 2014 Annual Report, which is in addition to, and not in lieu of, those disclosures contained in the 2014 Annual Report.

Other Proceedings

On June 30, 2015, UAL received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice (“DOJ”) seeking documents and information from the Company in connection with a DOJ investigation related to statements and decisions about airline capacity. The Company is working with the DOJ and has completed its response to the CID. The Company is not able to predict what action, if any, might be taken in the future by the DOJ or other governmental authorities as a result of the investigation. Beginning on July 1, 2015, subsequent to the announcement of the CID, UAL and United were named as defendants in multiple class action lawsuits that asserted claims under the Sherman Antitrust Act, which have been consolidated in the United States District Court for the District of Columbia. The complaints generally allege collusion among U.S. airlines on capacity impacting airfares and seek treble damages. The Company intends to vigorously defend against the class action lawsuits.

As disclosed in the Company’s 2014 Annual Report, the Company and certain of its current and former executive officers and employees have received federal grand jury subpoenas requesting records and testimony related to certain individuals formerly associated with the Port Authority of New York and New Jersey and related operations of the Company and the Company is conducting an internal investigation in response. As previously announced, certain of the Company’s executives stepped down in connection with this internal investigation. The Company is cooperating with the government’s investigation, and has participated in discussions with representatives of the government. The Company cannot predict what action, if any, might be taken in the future by the government.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None

(b) None

(c) The following table presents repurchases of UAL common stock made in the third quarter of fiscal year 2015:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
July 1, 2015 through July 31, 2015	1,677,087	$55.43	1,677,087	$3,137
August 1, 2015 through August 31, 2015	1,521,605	56.82	1,521,605	3,051
September 1, 2015 through September 30, 2015	1,444,240	57.07	1,444,240	2,968

Total	4,642,932		4,642,932

(a) In 2014, UAL’s Board of Directors authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock. On July 21, 2015, UAL’s Board of Directors authorized a new $3 billion share repurchase program, which the Company expects to complete by December 31, 2017. UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock. The United Continental Holdings, Inc. 2008 Incentive Compensation Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. However, this plan does not specify a maximum number of shares that may be repurchased. A total of 27,750 shares were withheld under this plan in the third quarter of 2015 at an average share price of $57.51.

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

United Continental Holdings, Inc.
(Registrant)

Date: October 22, 2015	By:	/s/ Gerald Laderman

Gerald Laderman
Senior Vice President Finance and acting Chief Financial Officer
(principal financial officer)

Date: October 22, 2015	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

United Airlines, Inc.
(Registrant)

Date: October 22, 2015	By:	/s/ Gerald Laderman

Gerald Laderman
Senior Vice President Finance and acting Chief Financial Officer
(principal financial officer)

Date: October 22, 2015	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

†10.1	UAL United	United Continental Holdings, Inc. Senior Officer Severance Plan (effective October 1, 2014)

†10.2	UAL United	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Gerald Laderman

†10.3	UAL United	Separation Agreement, dated as of September 8, 2015, by and among United Continental Holdings, Inc., United Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.1 to UAL’s Form 8-K filed September 8, 2015, Commission file number 1-6033, and incorporated herein by reference)

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan or arrangement. Pursuant to Item 601(b)(10), United and Continental are permitted to omit certain compensation-related exhibits from this report and therefore only UAL is identified as the registrant for purposes of those items.