Form 10-K
period 2015-12-31
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2016-02-18
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address, Zip Code and Telephone Number, Including Area Code	State of Incorporation	I.R.S. Employer Identification No.
001-06033	United Continental Holdings, Inc. 233 South Wacker Drive Chicago, Illinois 60606 (872) 825-4000	Delaware	36-2675207
001-10323	United Airlines, Inc. 233 South Wacker Drive Chicago, Illinois 60606 (872) 825-4000	Delaware	74-2099724

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
United Continental Holdings, Inc.	Common Stock, $0.01 par value	New York Stock Exchange
United Airlines, Inc.	None	None

Securities registered pursuant to Section 12(g) of the Act:

United Continental Holdings, Inc.	None
United Airlines, Inc.	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

United Continental Holdings, Inc.	Yes ☒ No ☐
United Airlines, Inc.	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

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

The aggregate market value of common stock held by non-affiliates of United Continental Holdings, Inc. was $20,035,996,479 as of June 30, 2015, based on the closing price of $53.01 on the New York Stock Exchange reported for that date. There is no market for United Airlines, Inc. common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 9, 2016.

United Continental Holdings, Inc.	359,484,808 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.)

This combined Form 10-K is separately filed by United Continental Holdings, Inc. and United Airlines, Inc.

OMISSION OF CERTAIN INFORMATION

United Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference for United Continental Holdings, Inc. from its definitive proxy statement for its 2016 Annual Meeting of Stockholders.

United Continental Holdings, Inc. and Subsidiary Companies

United Airlines, Inc. and Subsidiary Companies

Annual Report on Form 10-K

For the Year Ended December 31, 2015

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent the Company’s expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in Part I, Item 1A, Risk Factors and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by applicable law.

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

The Company’s website is www.unitedcontinentalholdings.com. The information contained on or connected to the Company’s website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report filed with the U.S. Securities and Exchange Commission (“SEC”). Through this website, the Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as well as our proxy statement for our annual meeting of stockholders, are accessible without charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Such filings are also available on the SEC’s website at www.sec.gov.

Operations

The Company transports people and cargo through its mainline and regional operations. See Part I, Item 2 Properties, for a description of the Company’s mainline and regional aircraft.

With key global air rights in North America, Asia-Pacific, Europe, Middle East, Africa and Latin America, UAL has the world’s most comprehensive global route network. UAL, through United and its regional carriers, operates an average of nearly 5,000 flights a day to 342 airports across six continents from the Company’s hubs at Newark Liberty International Airport (“Newark Liberty”), Chicago O’Hare International Airport (“Chicago O’Hare”), Denver International Airport (“Denver”), George Bush Intercontinental Airport (“Houston Bush”), Los Angeles International Airport (“LAX”), A.B. Won Pat International Airport (“Guam”), San Francisco International Airport (“SFO”) and Washington Dulles International Airport (“Washington Dulles”).

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

Financial information on the Company’s operating revenues by geographic regions, as reported to the U.S. Department of Transportation (the “DOT”), can be found in Note 17 to the financial statements included in Part II, Item 8 of this report.

Regional. The Company has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express. These regional operations are an extension of the Company’s mainline network. This regional service complements our operations by carrying traffic that connects to our mainline service and allows flights to smaller cities that cannot be provided economically with mainline aircraft. Republic Airlines (“Republic”), CommutAir Airlines (“CommutAir”), ExpressJet Airlines (“ExpressJet”), GoJet Airlines (“GoJet”), Mesa Airlines (“Mesa”), Shuttle America (“Shuttle”), SkyWest Airlines (“SkyWest”) and Trans States Airlines (“Trans States”) are all regional carriers, which operate most of their capacity contracted to United under capacity purchase agreements (“CPAs”) with United. Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier-controlled costs) for operating these flights plus a variable reimbursement (incentive payment for operational performance) based on agreed performance metrics. The fees for carrier-controlled costs are based on specific rates for various operating expenses of the regional carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed monthly amounts. Under these CPAs, the Company is responsible for all fuel costs incurred as well as landing fees, facilities rent and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In return, the regional carriers operate this capacity exclusively for United, on schedules determined by the Company. The Company also determines pricing and revenue management, assumes the inventory and distribution risk for the available seats, and permits mileage accrual and redemption for regional flights through its MileagePlus loyalty program.

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

Alliances. United is a member of Star Alliance, a global integrated airline network co-founded by United in 1997 and the largest and most comprehensive airline alliance in the world. As of January 1, 2016, Star Alliance carriers served over 1,300 airports in more than 190 countries with over 18,500 daily departures. Current Star Alliance members, in addition to United, are Adria Airways, Aegean Airlines, Air Canada, Air China, Air India, Air New Zealand, All Nippon Airways (“ANA”), Asiana Airlines, Austrian Airlines, Avianca, Avianca Brasil, Brussels Airlines, Copa Airlines, Croatia Airlines, EGYPTAIR, Ethiopian Airlines, EVA Air, LOT Polish Airlines, Lufthansa, SAS Scandinavian Airlines, Shenzhen Airlines, Singapore Airlines, South African Airways, SWISS, TAP Portugal, THAI Airways International and Turkish Airlines.

United has a variety of bilateral commercial alliance agreements and obligations with Star Alliance members, addressing, among other things, reciprocal earning, redemption of frequent flyer miles and access to airport lounges and, with certain Star Alliance members, codesharing of flight operations (whereby one carrier’s selected flights can be marketed under the brand name of another carrier). In addition to the alliance agreements with Star Alliance members, United currently maintains independent marketing alliance agreements with other air carriers currently unaffiliated with a global alliance, including Aeromar, Aer Lingus, Air Dolomiti, Azul, Cape Air,

Eurowings, Germanwings, Great Lakes Airlines, Hawaiian Airlines, Island Air, Jet Airways and Silver Airways. United also offers a train-to-plane codeshare and frequent flyer alliance with Amtrak from Newark Liberty on select city pairs in the Northeastern United States.

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

The Company has an agreement with Chase Bank USA, N.A. (“Chase”), pursuant to which members of the Company’s MileagePlus® loyalty program earn miles for making purchases using a MileagePlus® credit card issued by Chase. The agreement also provides for joint marketing and other support for the MileagePlus® credit card and provides Chase with other benefits such as permission to market to the Company’s customer database.

Approximately 5.0 million and 4.8 million MileagePlus flight awards were used on United in 2015 and 2014, respectively. These awards represented 7.5% and 7.1% of United’s total revenue passenger miles in 2015 and 2014, respectively. Total miles redeemed for flights on United in 2015, including class-of-service upgrades, represented approximately 83% of the total miles redeemed.

In addition, excluding miles redeemed for flights on United, MileagePlus members redeemed miles for approximately 1.8 million other awards in 2015 as compared to 1.75 million in 2014. These awards include United Club memberships, car and hotel awards, merchandise and flights on other air carriers.

Aircraft Fuel. The table below summarizes UAL’s aircraft fuel consumption and expense during the last three years.

Year	Gallons Consumed (in millions)	Fuel Expense (in millions)	Average Price Per Gallon	Percentage of Total Operating Expense (a)
2015	3,886	$7,522	$1.94	23%
2014	3,905	$11,675	$2.99	32%
2013	3,947	$12,345	$3.13	34%

(a) Calculation excludes special charges identified in Note 16 to the financial statements included in Part II, Item 8 of this report.

The availability and price of aircraft fuel significantly affect the Company’s operations, results of operations, financial position and liquidity. To provide adequate supplies of fuel, the Company routinely enters into short-term and long-term purchase contracts that are generally indexed to floating market prices for aircraft fuel, and the Company has some ability to store fuel close to its major hub locations. To lower its exposure to unpredictable increases in the floating market prices of aircraft fuel, the Company may hedge a portion of its planned fuel requirements. The Company generally employs commonly used financial hedge instruments based on aircraft fuel or closely related commodities including diesel fuel and crude oil.

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

Distribution Channels. The Company’s airline seat inventory and fares are distributed through the Company’s direct channels, traditional travel agencies and on-line travel agencies. The use of the Company’s direct sales website, united.com, the Company’s mobile applications and alternative distribution systems, provides the Company with an opportunity to de-commoditize its services, better present its content, make more targeted offerings, better retain its customers, enhance its brand and lower its ticket distribution costs. Agency sales are primarily sold using global distribution systems (“GDS”). United has developed capabilities to sell certain ancillary products through the GDS channel to provide an enhanced buying experience for customers who purchase in that channel. To increase the Company’s opportunities to sell its full range of products and services and lower distribution costs, the Company will continue to develop new selling capabilities in third-party channels and expand the capabilities of its website and mobile applications.

Industry Conditions

Domestic Competition. The domestic airline industry is highly competitive and dynamic. The Company’s competitors consist primarily of other airlines and, to a certain extent, other forms of transportation. Currently, any U.S. carrier deemed fit by the DOT is free to operate scheduled passenger service between any two points within the United States. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. Air carriers’ cost structures are not uniform and there are numerous factors influencing cost structure. Carriers with lower costs may offer lower fares to passengers, which could have a potential negative impact on the Company’s revenues. Decisions on domestic pricing are based on intense competitive pressure exerted on the Company by other U.S. airlines. In order to remain competitive and maintain passenger traffic levels, we often find it necessary to match competitors’ discounted fares. Since we compete in a dynamic marketplace, attempts to generate additional revenue through increased fares oftentimes fail.

International Competition. Internationally, the Company competes not only with U.S. airlines, but also with foreign carriers. International competition has increased and may increase in the future as a result of airline mergers and acquisitions, joint ventures, alliances, restructurings, liberalization of aviation bilateral agreements and new or increased service by competitors, including government subsidized competitors from certain Middle East countries. Competition on international routes is subject to varying degrees of governmental regulation. The Company’s ability to compete successfully with non-U.S. carriers on international routes depends in part on its ability to generate traffic to and from the entire United States via its integrated domestic route network and its ability to overcome business and operational challenges across its network worldwide. Foreign carriers currently are prohibited by U.S. law from carrying local passengers between two points in the United States and the Company experiences comparable restrictions in foreign countries except where “fifth freedom rights” have been negotiated between the U.S. government and other countries. In addition, in the absence of open skies and fifth freedom rights, U.S. carriers are constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements and restrictions imposed unilaterally by foreign governments. To compensate partially for these structural limitations, U.S. and foreign carriers have entered into alliances, joint ventures and marketing arrangements that enable these carriers to exchange traffic between each other’s flights and route networks. See Alliances, above, for additional information.

Seasonality. The air travel business is subject to seasonal fluctuations. Historically, demand for air travel is higher in the second and third quarters, driving higher revenues, than in the first and fourth quarters, which are periods of lower travel demand.

Industry Regulation

Domestic Regulation

All carriers engaged in air transportation in the United States are subject to regulation by the DOT. Absent an exemption, no air carrier may provide air transportation of passengers or property without first being issued a DOT certificate of public convenience and necessity. The DOT also grants international route authority, approves international codeshare arrangements, and regulates methods of competition. The DOT regulates consumer protection and maintains jurisdiction over advertising, denied boarding compensation, tarmac delays, baggage liability and other areas, and may add additional expensive regulatory burdens in the future. The DOT has launched investigations or claimed rulemaking authority to regulate commercial agreements among carriers or between carriers and third parties in a wide variety of contexts.

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

Airport Access. Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by the Company are, or recently have been, subject to government regulation. Federally mandated domestic slot restrictions currently apply at Reagan National Airport in Washington D.C., and at John F. Kennedy International Airport (“JFK”), LaGuardia Airport (“LaGuardia”) and Newark Liberty in the metropolitan New York region. In addition, to address concerns about airport congestion, the FAA has imposed operating restrictions at certain airports, including Newark Liberty, JFK, and LaGuardia, which may include capacity reductions. Additional restrictions on airline routes and takeoff and landing slots at these and other airports may be proposed in the future that could affect the Company’s rights of ownership and transfer. In January 2015, the FAA issued a notice of proposed rulemaking to revise and alter the current methods to manage congestion and delay at the New York area’s three major commercial airports which may alter use of slots and congestion at those airports.

Legislation. The airline industry is subject to legislative activity that may have an impact on operations and costs. In 2016, the U.S. Congress will continue to consider legislation to reauthorize the FAA, which encompasses all significant aviation tax and policy-related issues. As with previous reauthorization legislation, the U.S. Congress may consider a range of policy changes that could impact operations and costs. Climate change legislation is also likely to be a significant area of legislative and regulatory focus and could adversely impact the Company’s costs. See Environmental Regulation, below.

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

Environmental Regulation

The airline industry is subject to increasingly stringent federal, state, local and international environmental requirements, including emissions to air, water discharges, safe drinking water, and the use and management of hazardous substances and wastes.

Climate Change. There is an increasing global regulatory focus on greenhouse gas (“GHG”) emissions and their potential impacts relating to climate change. Initiatives to regulate GHG emissions from aviation have been underway in the European Union (“EU”) since 2009 but applicability to flights arriving or departing from airports outside the EU was postponed to provide the International Civil Aviation Organization (“ICAO”) the opportunity to reach agreement on a global approach for international aviation. ICAO is expected to reach a resolution in 2016 advancing a global market-based measure for international aviation emissions starting in 2021. Separately, in 2016 ICAO is expected to adopt a carbon dioxide (“CO2”) standard for aircraft and the U.S. Environmental Protection Agency has already started the process required to adopt such an aircraft standard. In consideration of these future requirements, the Company is taking various actions that will help to reduce its CO2 emissions such as fleet renewal, aircraft retrofits and seeking to stimulate the commercialization of aviation alternative fuels.

Other Regulations. Our operations are subject to a variety of other environmental laws and regulations both in the United States and internationally. These include noise-related restrictions on aircraft types and operating times, which have or could in the future result in curtailments in services, increased operating costs or limits on expansion. Certain foreign airports and/or governments either have or are seeking to establish environmental fees applicable to carbon emissions, local air quality pollutants and/or noise. In the United States, new regulations affecting storm water and underground storage tanks became effective in 2015, which could affect airport fuel hydrant systems or airport storm water management, potentially impacting operating costs. Also, in October 2015, a final rule to reduce the national ambient air quality standards for ozone was issued which, if upheld, is expected to trigger restrictions on mobile sources such as cars, trucks, and airport ground support equipment in certain jurisdictions. Finally, environmental cleanup laws can require the Company to undertake or subject the Company to liability for investigation and remediation costs at owned or leased locations or third party disposal locations.

Until applicability of new regulations to our specific operations is better defined, or in the case of the referenced GHG and ozone standards, these implementation measures are actually developed, future costs to comply with such regulations will remain uncertain. While we continue to monitor these developments, we do not currently believe that such developments or resulting expenditures will have a material impact on our capital expenditures or otherwise materially adversely affect our operations, operating costs or competitive position.

Employees

As of December 31, 2015, UAL, including its subsidiaries, had approximately 84,000 employees. Approximately 80% of the Company’s employees were represented by various U.S. labor organizations as of December 31, 2015.

Collective bargaining agreements between the Company and its represented employee groups are negotiated under the RLA. Such agreements typically do not contain an expiration date and instead specify an amendable date, upon which the contract is considered “open for amendment.” The Company has reached joint collective bargaining agreements with the majority of its employee groups since the merger transaction in 2010. The Company continues to negotiate in mediation for a joint flight attendant collective bargaining agreement, extensions to the IAM represented employees’ agreements and a joint technician and related employees’ collective bargaining agreement following the rejected proposal for ratification of a joint technician and related employees’ agreement. The Company can provide no assurance that a successful or timely resolution of these labor negotiations will be achieved.

The following table reflects the Company’s represented employee groups, number of employees per represented group, union representation for each of United’s employee groups where applicable, and the amendable date for each employee group’s collective bargaining agreement:

Employee Group	Number of Employees (a)	Union	Contract Open for Amendment (b)
Flight Attendants	21,078	Association of Flight Attendants	December 2014/ February 2016
Fleet Service	12,210	Int’l Association of Machinists and Aerospace Workers (“IAM”)	January 2017
Passenger Service	11,998	IAM	January 2017
Pilots	11,204	Air Line Pilots Association, International	January 2019
Technicians and Related & Flight Simulator Technicians	8,899	Int’l Brotherhood of Teamsters	December 2012/ June 2013 & January 2013
Storekeeper Employees	936	IAM	January 2017
Dispatchers	383	Professional Airline Flight Control Association	July 2018
Fleet Tech Instructors	134	IAM	January 2019
Load Planners	67	IAM	May 2018
Security Officers	45	IAM	January 2017
Maintenance Instructors	42	IAM	January 2019
Food Service Employees	24	IAM	January 2010

(a) The table includes the Company’s U.S. (and Guam) union represented employees only.

(b) The respective amendable dates for those joint negotiations in progress reflect the remaining United, Continental Airlines, Inc. (“Continental”) and/or Continental Micronesia, Inc. stand-alone agreements.

The Company cannot predict the outcome of negotiations with its unionized employee groups, although significant increases in the pay and benefits resulting from new collective bargaining agreements would have an adverse financial impact on the Company. See Notes 15 and 16 to the financial statements included in Part II, Item 8 of this report for additional information on labor negotiations and costs.

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

Global economic, political and industry conditions constantly change and unfavorable conditions may have a material adverse effect on the Company’s business and results of operations.

The Company’s business and results of operations are significantly impacted by general economic and industry conditions. The airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and global economies. The Company is a global business with operations outside of the United States from which it derives significant operating revenues. The Company’s international operations are a vital part of its worldwide airline network. Volatile economic, political and market conditions in these international regions may have a negative impact on the Company’s operating results and its ability to achieve its business objectives.

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

In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies may have a material adverse impact upon the Company’s liquidity, revenues, costs and operating results.

The airline industry is highly competitive and susceptible to price discounting and changes in capacity, which could have a material adverse effect on the Company.

The U.S. airline industry is characterized by substantial price competition including from low-cost carriers. The significant market presence of low-cost carriers, which engage in substantial price discounting, may diminish our ability to achieve sustained profitability on domestic and international routes.

Airlines also compete for market share by increasing or decreasing their capacity, including route systems and the number of markets served. Several of the Company’s domestic and international competitors have increased their international capacity by including service to some destinations that the Company currently serves, causing overlap in destinations served and therefore increasing competition for those destinations. In addition, the Company has implemented significant capacity reductions in recent years in response to high and volatile fuel prices and stagnant global economic growth. This increased competition in both domestic and international markets may have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

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

A significant data breach or the Company’s inability to comply with legislative or regulatory standards may adversely affect the Company’s business.

The Company is subject to increasing legislative, regulatory and customer focus on privacy issues and data security. A number of the Company’s commercial partners, including credit card companies, have imposed data security standards that the Company must meet and these standards continue to evolve. The Company will continue its efforts to meet new and increasing privacy and security standards; however, it is possible that certain new standards may be difficult to meet and could increase the Company’s costs. Additionally, any compromise of the Company’s technology systems could result in the loss, disclosure, misappropriation of or access to customers’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information. Any significant data breach or the Company’s failure to comply with applicable U.S. and foreign privacy or data security regulations or security standards imposed by the Company’s commercial partners may adversely affect the Company’s reputation, business, results of operations and financial condition.

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

Current or future litigation and regulatory actions could have a material adverse impact on the Company.

From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business or investigations or other actions by governmental agencies, including as described in Part I, Item 3 “Legal

Proceedings” of this annual report. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits, arbitrations, investigations or other proceedings or actions could have a material adverse effect on our financial condition and results of operations, including as a result of non-monetary remedies. Defending ourselves in these matters may be time-consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment, settlement, fine or penalty may not be covered by insurance. Under our charter and certain indemnification agreements that we have entered into (and may in the future enter into) with our officers, directors and certain third parties, we could be required to indemnify and advance expenses to them in connection with their involvement in certain actions, suits, investigations and other proceedings. There can be no assurance that any of these payments will not be material.

Disruptions to the Company’s regional network and United Express flights provided by third-party regional carriers could adversely affect the Company’s operations and financial condition.

The Company has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express. These regional operations are an extension of the Company’s mainline network and complement the Company’s operations by carrying traffic that connects to mainline service and allows flights to smaller cities that cannot be provided economically with mainline aircraft. The Company’s business and operations are dependent on its regional flight network, with regional capacity accounting for approximately 12% of the Company’s total as of December 31, 2015.

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

An accident, catastrophe, or incident involving an aircraft that the Company operates, or an aircraft that is operated by a codeshare partner or one of the Company’s regional carriers, could have a material adverse effect on the Company if such accident, catastrophe, or incident created a public perception that the Company’s operations, or the operations of its codeshare partners or regional carriers, are not safe or reliable, or are less safe or reliable than other airlines. Such public perception could in turn result in adverse publicity for the Company, cause harm to the Company’s brand and reduce travel demand on the Company’s flights, or the flights of its codeshare partners or regional carriers.

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

If we experience changes in, or are unable to retain, our senior management team or other key employees, our operating results could be adversely affected.

Much of our future success depends on the continued availability of skilled personnel with industry experience and knowledge, including our senior management team and other key employees. If we are unable to attract and retain talented, highly qualified senior management and other key employees, or if we are unable to effectively provide for the succession of senior management, including our Chief Executive Officer and Chief Financial Officer, our business may be adversely affected.

High and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company’s strategic plans, operating results, financial position and liquidity.

Aircraft fuel is critical to the Company’s operations and is one of its largest operating expenses. Aircraft fuel has also been the Company’s most volatile operating expense for the past several years. The Company generally sources adequate supplies of fuel at prevailing market prices and has some ability to store fuel close to major hub locations to ensure supply continuity in the short term. Timely and adequate supply of aircraft fuel depends on the continued availability of reliable fuel supply sources and delivery infrastructure. Although the Company has some ability to cover short-term supply and infrastructure disruptions at its major demand locations, it can neither predict nor guarantee the continued timely availability of aircraft fuel throughout the Company’s system.

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

Given the highly competitive nature of the airline industry, the Company may not be able to increase its fares and fees sufficiently to offset the full impact of increases in fuel prices, especially if these increases are significant, rapid and sustained. Further, such fare and fee increases may not be sustainable, may reduce the general demand for air travel and may also eventually impact the Company’s strategic growth and investment plans for the future. In addition, decreases in fuel prices for an extended period may result in increased industry capacity, increased competitive actions for market share and lower fares or surcharges in general. If fuel prices were subsequently to rise quickly, there may be a lag between improvement of revenue and the adverse impact of higher fuel prices.

To protect against increases in the market prices of fuel, the Company may hedge a portion of its future fuel requirements. However, the Company’s hedging program may not be successful in mitigating higher fuel costs, and any price protection provided may be limited due to choice of hedging instruments and market conditions, including breakdown of correlation between hedging instrument and market price of aircraft fuel and failure of hedge counterparties. To the extent that the Company decides to hedge a portion of its future fuel requirements and uses hedge contracts that have the potential to create an obligation to pay upon settlement if fuel prices decline significantly, such hedge contracts may limit the Company’s ability to benefit fully from lower fuel costs in the future. If fuel prices decline significantly from the levels existing at the time the Company enters into a hedge contract, the Company may be required to post collateral (margin) beyond certain thresholds. There can be no assurance that the Company’s hedging arrangements will provide any particular level of protection against rises in fuel prices or that its counterparties will be able to perform under the Company’s hedging arrangements. Additionally, deterioration in the Company’s financial condition could negatively affect its ability to enter into new hedge contracts in the future and may potentially require the Company to post increased amounts of collateral under its fuel hedging agreements.

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

United is a highly unionized company. As of December 31, 2015, the Company and its subsidiaries had approximately 84,000 active employees, of whom approximately 80% were represented by various U.S. labor organizations.

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

The Company has reached joint collective bargaining agreements with the majority of its employee groups since the merger transaction in 2010 with only two groups remaining without combined collective bargaining agreements. We continue to negotiate for a joint flight attendant collective bargaining agreement and its technician and related employees are in the process of submitting a recent Company proposal for ratification by its membership. The Company can provide no assurance that a successful or timely resolution of these labor negotiations will be achieved.

There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the Company’s merger transaction in 2010. There is also a possibility that employees or unions could engage in job actions such as slowdowns, work-to-rule campaigns, sick-outs or other actions designed to disrupt the Company’s normal operations, in an attempt to pressure the Company in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and the Company can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined. In addition, joint collective bargaining agreements with the Company’s represented employee groups increase the Company’s labor costs, which increase could be material for any applicable reporting period.

See Notes 15 and 16 to the financial statements included in Part II, Item 8 of this report for additional information on labor negotiations and costs.

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

United provides air transportation under certificates of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked these certificates, it could have a material adverse effect on the Company’s business. The FAA regulates the safety of United’s operations. United operates pursuant to an air carrier operating certificate issued by the FAA. In January 2014, the FAA’s more stringent pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations took effect, which has increased costs for all carriers. In July 2014, minimum qualifications took effect for air carrier first officers. These regulations impact the Company and its regional partner flying, as they have caused mainline airlines to hire regional pilots, while simultaneously significantly reducing the pool of new pilots from which regional carriers themselves can hire. Although this is an industry issue, it directly affects the Company and requires it to reduce regional partner flying, as several regional partners have experienced difficulty flying their schedules due to reduced pilot availability. From time to time, the FAA also issues orders, airworthiness directives and other regulations relating to the maintenance and operation of aircraft that require material expenditures or operational restrictions by the Company. These FAA orders and directives could include the temporary grounding of an entire aircraft type if the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action. FAA requirements cover, among other things, retirement of older aircraft, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. These FAA directives or requirements could have a material adverse effect on the Company.

In addition, the Company’s operations may be adversely impacted due to the existing antiquated air traffic control (“ATC”) system utilized by the U.S. government. During peak travel periods in certain markets, the current ATC system’s inability to handle ATC demand has led to short-term capacity constraints imposed by government agencies and resulted in delays and disruptions of air traffic. In addition, the current system will not be able to effectively handle projected future air traffic growth. Imposition of these ATC constraints on a long-term basis may have a material adverse effect on the Company’s results of operations. Failure to update the ATC system in a timely manner, and the substantial funding requirements of a modernized ATC system that may be imposed on air carriers may have an adverse impact on the Company’s financial condition or results of operations.

Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by the Company are, or recently have been, subject to government regulation. Certain of the Company’s major hubs are among the most congested airports in the United States and have been or could be the subject of regulatory action that might limit the number of flights and/or increase costs of operations at certain times or throughout the day. The FAA may limit the Company’s airport access by limiting the number of departure and arrival slots at high density traffic airports, which could affect the Company’s ownership and transfer rights, and local airport authorities may have the ability to control access to certain facilities or the cost of access to their facilities, which could have an adverse effect on the Company’s business. The FAA historically has taken actions with respect to airlines’ slot holdings that airlines have challenged; if the FAA were to take actions that adversely affect the Company’s slot holdings, the Company could incur substantial costs to preserve its slots or may lose slots. Further, the Company’s operating costs at airports, including the Company’s major hubs, may increase significantly because of capital improvements at such airports that the Company may be required to fund, directly or indirectly. Such costs could be imposed by the relevant airport authority without the Company’s approval and may have a material adverse effect on the Company’s financial condition.

The ability of carriers to operate flights on international routes between the United States and other countries may be subject to change. Applicable arrangements between the United States and foreign governments may be amended from time to time, government policies with respect to airport operations may be revised, and the availability of appropriate slots or facilities may change. The Company currently operates a number of flights on international routes under government arrangements, regulations or policies that designate the number of carriers permitted to operate on such routes, the capacity of the carriers providing services on such routes, the airports at which carriers may operate international flights, or the number of carriers allowed access to particular airports. Any further limitations, additions or modifications to such arrangements, regulations or policies could have a material adverse effect on the Company’s financial position and results of operations. Additionally, a change in law, regulation or policy for any of the Company’s international routes, such as open skies, could have a material adverse impact on the Company’s financial position and results of operations and could result in the impairment of material amounts of related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures and other alliance arrangements by and among other airlines could impair the value of the Company’s business and assets on the open skies routes. The Company’s plans to enter into or expand U.S. antitrust immunized alliances and joint ventures on various international routes are subject to receipt of approvals from applicable U.S. federal authorities and obtaining other applicable foreign government clearances or satisfying the necessary applicable regulatory requirements. There can be no assurance that such approvals and clearances will be granted or will continue in effect upon further regulatory review or that changes in regulatory requirements or standards can be satisfied.

Many aspects of the Company’s operations are also subject to increasingly stringent federal, state, local and international laws protecting the environment. Future environmental regulatory developments, such as climate change regulations in the United States and abroad could adversely affect operations and increase operating costs in the airline industry. There are certain climate change laws and regulations that have already gone into effect and that apply to the Company, including the European Union’s Emissions Trading Scheme, the State of California’s GHG cap and trade regulations, environmental taxes for certain international flights, limited GHG reporting requirements and land-use planning laws which could apply to airports and could affect airlines in certain circumstances. In addition, there is the potential for additional regulatory actions in regard to the emission of GHGs by the aviation industry. The precise nature of future requirements and their applicability to the Company are difficult to predict, but the financial impact to the Company and the aviation industry would likely be adverse and could be significant.

In 2016, the U.S. Congress will continue to consider legislation to reauthorize the FAA, which encompasses all significant aviation tax and policy related issues. As with previous reauthorization legislation, the U.S. Congress may consider a range of policy changes that could impact the Company’s operations and costs.

See Part I, Item 1, Business—Industry Regulation, of this report for additional information on government regulation impacting the Company.

The airline industry may undergo further change with respect to alliances and joint ventures, either of which could have a material adverse effect on the Company.

The Company faces and may continue to face strong competition from other carriers due to the modification of alliances and formation of new joint ventures. Carriers may improve their competitive positions through airline alliances, slot swaps and/or joint ventures. Certain types of airline joint ventures further competition by allowing multiple airlines to coordinate routes, pool revenues and costs, and enjoy other mutual benefits, achieving many of the benefits of consolidation. “Open Skies” agreements, including the agreements between the United States and the European Union and between the United States and Japan, may also give rise to better integration opportunities among international carriers. Movement of airlines between current global airline alliances could reduce joint network coverage for members of such alliances while also creating opportunities for joint ventures and bilateral alliances that did not exist before such realignment. There is ongoing speculation that further airline and airline alliance consolidations or reorganizations could occur in the future, especially if new “Open Skies” agreements between Brazil and the United States and Mexico and the United States are fully implemented. The Company routinely engages in analysis and discussions regarding its own strategic position, including current and potential alliances, asset acquisitions and divestitures and may have future discussions with other airlines regarding strategic activities. If other airlines participate in such activities, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of the Company and potentially impairing the Company’s ability to realize expected benefits from its own strategic relationships.

Inadequate liquidity or a negative impact on the Company’s liquidity from factors beyond the Company’s control may have a material adverse effect on the Company’s financial position and business.

The Company has a significant amount of financial leverage from fixed obligations, including aircraft lease and debt financings, leases of airport property and other facilities, and other material cash obligations. In addition, the Company has substantial noncancelable commitments for capital expenditures, including for the acquisition of new aircraft and related spare engines.

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

If the Company’s liquidity is constrained due to the various risk factors noted in this Item 1A. or otherwise, the Company might not be able to timely pay its debts or comply with certain operating and financial covenants under its financing and credit card processing agreements or with other material provisions of its contractual obligations. These covenants require the Company or United, as applicable, to maintain minimum liquidity and/

or minimum collateral coverage ratios, depending on the particular agreement. The Company’s ability to comply with these covenants may be affected by events beyond its control, including the overall industry revenue environment, the level of fuel costs and the appraised value of certain collateral.

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

The Company’s substantial level of indebtedness and non-investment grade credit rating, as well as market conditions and the availability of assets as collateral for loans or other indebtedness, may make it difficult for the Company to raise additional capital if needed to meet its liquidity needs on acceptable terms, or at all.

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

Due to greater demand for air travel during the spring and summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year, which are periods of lower travel demand. The Company’s results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal including, among others, the imposition of excise and similar taxes, extreme or severe weather, ATC control congestion, geological events, natural disasters, changes in the competitive environment due to industry consolidation, general economic conditions and other factors. As a result, the Company’s quarterly operating results are not necessarily indicative of operating results for an entire year and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

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

As of December 31, 2015, UAL reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $8.0 billion.

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

UAL’s amended and restated certificate of incorporation limits certain transfers of its stock, which limits are intended to preserve our ability to use our NOL carryforwards, and these limits could have an effect on the market price of UAL common stock.

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

Any transfer of common stock in violation of these restrictions will be void and will be treated as if such transfer never occurred. This provision of UAL’s amended and restated certificate of incorporation may impair or prevent a sale of common stock by a stockholder and adversely affect the price at which a stockholder can sell UAL common stock. In addition, this limitation may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur or otherwise discouraging takeover attempts that some stockholders may consider beneficial, which could also adversely affect the market price of the UAL common stock. The Company cannot predict the effect that this provision in UAL’s amended and restated certificate of incorporation may have on the market price of the UAL common stock. For additional information regarding the 5% ownership limitation, please refer to UAL’s amended and restated certificate of incorporation available on the Investor Relations section of the Company’s website at http://ir.united.com.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Fleet

Including aircraft operating by United’s regional carriers, United operated 1,236 aircraft as of December 31, 2015, the details of which are presented in the tables below:

Aircraft Type	Total	Owned	Leased		Seats in Standard Configuration	Average Age (In Years)
Mainline:
747-400	22	15	7		374	20.1
777-200ER	55	38	17		267-269	15.8
777-200	19	19	—		266-348	18.9
787-9	13	13	—		252	0.6
787-8	12	12	—		219	2.5
767-400ER	16	14	2		242	14.3
767-300ER	35	22	13		183-214	20.5
757-300	21	9	12		213	13.3
757-200	60	45	15		142-182	20.0
737-900ER	128	128	—		167-179	3.3
737-900	12	8	4		167	14.3
737-800	130	57	73		154-166	12.9
737-700	40	14	26		118-124	16.8
A320-200	97	52	45		150	17.5
A319-100	55	45	10		128	15.9

Total mainline	715	491	224			13.5

Aircraft Type	Capacity Purchase Agreement Total	Owned	Leased	Owned or Leased by Regional Carrier	Regional Carrier Operator and Number of Aircraft	Seats in Standard Configuration
Regional:
Embraer E175	80	30	—	50	SkyWest: 40 Mesa: 30 Republic:10	76
Bombardier Q400	13	—	—	13	Republic: 13	71
Embraer 170	38	—	—	38	Shuttle: 28 Republic: 10	70
CRJ700	115	—	—	115	SkyWest: 70 GoJet: 25 Mesa: 20	70
CRJ200	50	—	29	21	SkyWest: 50	50
Embraer ERJ 145 (XR/LR/ER)	199	16	175	8	ExpressJet:166 Trans States: 33	50
Q300	5	—	—	5	CommutAir: 5	50
Embraer ERJ 135	5	—	5	—	ExpressJet: 5	37
Q200	16	—	—	16	CommutAir: 16	37

Total regional	521	46	209	266

Total	1,236	537	433	266

In addition to the aircraft operating in scheduled service presented in the tables above, United owns or leases the following aircraft listed below as of December 31, 2015:

•	One owned Boeing 767-200 which is being subleased to another airline;
•	Eight Boeing 757-200s, seven of which are in the process of being returned to the lessor and one of which is owned and being held for disposition;
•	One owned Airbus A330, which is subleased to another airline; and
•	25 leased Embraer ERJ 135s that are permanently grounded.

Firm Order and Option Aircraft

In January 2016, UAL entered into a purchase agreement amendment with The Boeing Company (“Boeing”) for a firm narrowbody aircraft order of 40 Boeing 737 Next Generation (“737NG”) aircraft. As of December 31, 2015 (as adjusted to include the order discussed above), United had firm commitments and options to purchase aircraft from Boeing, Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737NG/737 MAX 9	155
Boeing 777-300ER	10
Boeing 787-8/-9/-10	30
Embraer E175	10

(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery from 2016 through 2024. In 2016, United expects to take delivery of 15 Boeing 737NG aircraft, five Boeing 787-9 aircraft, one Boeing 777-300ER aircraft and 10 Embraer E175 aircraft. See Notes 11 and 15 to the financial statements included in Part II, Item 8 of this report for additional information.

United expects to take delivery of nine and five used Airbus A319s in 2016 and 2017, respectively. In addition, up to 14 additional used Airbus A319s may be delivered between 2018 and 2021, subject to certain conditions.

In 2015, the Company continued its multi-year initiative to reduce its reliance on 50-seat regional aircraft operated by regional carriers doing business as United Express. The Company expects to reduce its remaining 50-seat regional fleet by approximately half by the end of 2019. Republic is scheduled to complete removal of the Bombardier Q400 aircraft from United Express service by the second quarter of 2016.

Facilities

United’s principal facilities relate to leases of airport facilities, gates, hangar sites, terminal buildings and other facilities in most of the municipalities it serves with its most significant leases at airport hub locations. United has major terminal facility leases at SFO, Washington Dulles, Chicago O’Hare, LAX, Denver, Newark Liberty, Houston Bush, Hopkins International Airport and Guam with expiration dates ranging from 2016 to 2041. Substantially all of these facilities are leased on a net-rental basis, resulting in the Company’s responsibility for maintenance, insurance and other facility-related expenses and services.

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

On October 13, 2015, United received a Civil Investigative Demand (“CID”) from the Civil Division of the United States Department of Justice (“DOJ”). The CID requested documents and oral testimony from United in connection with a DOJ investigation related to delivery scan and other data purportedly required for payment for the carriage of mail under United’s International Commercial Air Contracts with the United States Postal Service. The Company is responding to the DOJ’s request. The Company cannot predict what action, if any, might be taken in the future by the DOJ or other governmental authorities as a result of the investigation.

On June 30, 2015, UAL received a CID from the Antitrust Division of the DOJ seeking documents and information from the Company in connection with a DOJ investigation related to statements and decisions about airline capacity. The Company is working with the DOJ and has completed its response to the CID. The Company is not able to predict what action, if any, might be taken in the future by the DOJ or other governmental authorities as a result of the investigation. Beginning on July 1, 2015, subsequent to the announcement of the CID, UAL and United were named as defendants in multiple class action lawsuits that asserted claims under the Sherman Antitrust Act, which have been consolidated in the United States District Court for the District of Columbia. The complaints generally allege collusion among U.S. airlines on capacity impacting airfares and seek treble damages. The Company intends to vigorously defend against the class action lawsuits.

As disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2014, the Company and certain of its current and former executive officers and employees have received federal grand jury subpoenas requesting records and testimony related to certain individuals formerly associated with the Port Authority of New York and New Jersey and related operations of the Company and the Company continues to conduct an internal investigation in response. As announced in September 2015, certain of the Company’s executives stepped down in connection with this internal investigation. The Company is cooperating with the ongoing investigation by the U.S. Attorney’s Office for the District of New Jersey and a related investigation by the SEC, and has participated in discussions with representatives of governmental authorities. The Company cannot predict what action, if any, might be taken in the future by government authorities.

Other Legal Proceedings

The Company is involved in various other claims and legal actions involving passengers, customers, suppliers, employees and government agencies arising in the ordinary course of business. Additionally, from time to time, the Company becomes aware of potential non-compliance with applicable environmental regulations, which have either been identified by the Company (through internal compliance programs such as its environmental compliance audits) or through notice from a governmental entity. In some instances, these matters could potentially become the subject of an administrative or judicial proceeding and could potentially involve monetary sanctions. After considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, management believes that the ultimate disposition of these other claims and legal actions will not materially affect its consolidated financial position or results of operations. However, the ultimate resolutions of these matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these matters.

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

UAL’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “UAL.” The following table sets forth the ranges of high and low sales prices per share of UAL common stock during the last two fiscal years, as reported by the NYSE:

	UAL
	2015		2014
	High	Low	High	Low
1st quarter	$74.52	$62.37	$49.20	$37.50
2nd quarter	65.85	49.85	48.20	38.06
3rd quarter	62.21	49.20	52.45	36.65
4th quarter	61.87	49.76	67.77	39.46

Based on reports by the Company’s transfer agent for UAL common stock, as of February 9, 2016, there were 8,994 holders of record of UAL common stock.

UAL did not pay any dividends in 2015 or 2014. Under the restricted payment provisions of the Company’s Credit and Guaranty Agreement, dated as of March 27, 2013 (the “Credit Agreement”), and certain indentures, UAL’s ability to pay dividends on or repurchase UAL’s common stock is subject to limits on the amount of such payments and to certain conditions, including that no default or event of default exists under those instruments and that after giving effect to the making of any such payments, UAL would be in compliance with a minimum fixed charge coverage ratio. Any future determination regarding dividend or distribution payments will be at the discretion of the UAL Board of Directors, subject to the foregoing limits and applicable limitations under Delaware law.

United paid dividends of $1.2 billion and $212 million to UAL in 2015 and 2014, respectively.

The following graph shows the cumulative total stockholder return for UAL’s common stock during the period from December 31, 2010 to December 31, 2015. The graph also shows the cumulative returns of the Standard and Poor’s (“S&P”) 500 Index and the NYSE Arca Airline Index (“AAI”) of 18 investor-owned airlines. The comparison assumes $100 was invested on December 31, 2010 in UAL common stock.

Note: The stock price performance shown in the graph above should not be considered indicative of potential future stock price performance. The foregoing performance graph is being furnished as part of this report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or the Exchange Act.

The following table presents repurchases of UAL common stock made in the fourth quarter of 2015:

Period	Total number of shares purchased (a)(b)	Average price paid per share (c)	Total number of shares purchased as part of publicly announced plans or programs (a)(b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)(b)
October 1, 2015 through October 31, 2015	6,212,103	$57.09	6,212,103	$2,552
November 1, 2015 through November 30, 2015	1,905,963	58.49	1,905,963	2,502
December 1, 2015 through December 31, 2015	925,099	58.18	925,099	2,448

Total	9,043,165		9,043,165

(a) In 2014, UAL’s Board of Directors authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock (the “2014 Program”). On July 21, 2015, UAL’s Board of Directors authorized a $3 billion share repurchase program, which the Company expects to complete substantially earlier than its original expected completion date of December 31, 2017 (the “2015 Program”). Under the programs, UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. In October, 2015, pursuant to the 2015 Program, the Company entered into agreements to repurchase approximately $300 million of shares of UAL common stock through an accelerated share repurchase program (the “ASR Program”). The ASR Program was completed in November 2015 and in total, United purchased approximately 5 million shares at an average price of $58.14 under the program. The aggregate number of shares repurchased by UAL under the ASR Program was based on the volume-weighted average price per share of UAL’s common stock during the calculation period, less a discount. In addition to the ASR Program, UAL spent $932 million to repurchase approximately 16 million shares of UAL common stock in open market transactions in the year ended December 31, 2015. As of December 31, 2015, the Company had completed purchases under the 2014 Program and had $2.4 billion remaining to spend under the 2015 Program.

(b) UAL made open market purchases of approximately 4 million shares of UAL common stock at an average price of $56.65 per share in the fourth quarter of 2015.

(c) Average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 6.	SELECTED FINANCIAL DATA.

The Company’s consolidated financial statements and statistical data are provided in the tables below.

UAL Statement of Consolidated Operations Data

(In millions, except per share amounts)	Year Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data:
Operating revenue	$37,864	$38,901	$38,279	$37,152	$37,110
Operating expense	32,698	36,528	37,030	37,113	35,288
Operating income	5,166	2,373	1,249	39	1,822
Net income (loss)	7,340	1,132	571	(723)	840
Basic earnings (loss) per share	19.52	3.05	1.64	(2.18)	2.55
Diluted earnings (loss) per share	19.47	2.93	1.53	(2.18)	2.26
Balance Sheet Data at December 31:
Unrestricted cash, cash equivalents and short-term investments	$5,196	$4,384	$5,121	$6,543	$7,762
Total assets (a)	40,861	36,595	36,021	36,963	37,266
Debt and capital lease obligations (a)	11,759	11,947	12,293	13,043	12,629

(a) Amounts for years 2014, 2013, 2012 and 2011 differ from prior Form 10-K reports due to the adoption of an accounting standard update in 2015.

See Note 1(t) Recently Issued Accounting Standards to the financial statements included in Part II, Item 8 of this report for additional information.

UAL Selected Operating Data

Presented below is the Company’s operating data for the years ended December 31.

	Year Ended December 31,

Mainline	2015	2014	2013	2012	2011
Passengers (thousands) (a)	96,327	91,475	91,329	93,595	96,360
Revenue passenger miles (“RPMs”) (millions) (b)	183,642	179,015	178,578	179,416	181,763
Available seat miles (“ASMs”) (millions) (c)	219,989	214,105	213,007	216,330	219,437
Cargo ton miles (millions)	2,614	2,487	2,213	2,460	2,646
Passenger load factor (d)	83.5%	83.6%	83.8%	82.9%	82.8%
Passenger revenue per available seat mile (“PRASM”) (cents)	11.97	12.51	12.20	11.93	11.84
Total revenue per available seat mile (cents)	14.19	14.81	14.51	13.92	13.77
Average yield per revenue passenger mile (“Yield”) (cents) (e)	14.34	14.96	14.56	14.38	14.29
Cost per available seat mile (“CASM”) (cents)	12.42	14.03	14.31	14.12	13.15
Average price per gallon of fuel, including fuel taxes	$1.96	$2.98	$3.12	$3.27	$3.01
Fuel gallons consumed (millions)	3,216	3,183	3,204	3,275	3,303
Average stage length (miles) (f)	1,922	1,958	1,934	1,895	1,844
Average daily utilization of each aircraft (hours) (g)	10:24	10:26	10:28	10:38	10:42

Consolidated
Passengers (thousands) (a)	140,369	138,029	139,209	140,441	141,799
RPMs (millions) (b)	208,611	205,559	205,167	205,485	207,531
ASMs (millions) (c)	250,003	246,021	245,354	248,860	252,528
Passenger load factor (d)	83.4%	83.6%	83.6%	82.6%	82.2%
PRASM (cents)	13.11	13.72	13.50	13.09	12.87
Yield (cents) (e)	15.72	16.42	16.14	15.86	15.67
CASM (cents)	13.08	14.85	15.09	14.91	13.97
Average price per gallon of fuel, including fuel taxes	$1.94	$2.99	$3.13	$3.27	$3.06
Fuel gallons consumed (millions)	3,886	3,905	3,947	4,016	4,038

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

Reconciliation of GAAP to Non-GAAP Financial Measures

The Company evaluates its financial performance utilizing various accounting principles generally accepted in the United States of America (“GAAP”) and Non-GAAP financial measures including net income/loss excluding special charges, net earnings/loss per share excluding special charges and CASM, among others. CASM is a common metric used in the airline industry to measure an airline’s cost structure and efficiency. The Company believes that excluding fuel costs from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence. The Company believes that adjusting for special items is useful to investors because the special items are non-recurring items not indicative of the Company’s ongoing performance. The Company also believes that excluding third-party business expenses, such as maintenance, ground handling and catering services for third parties, fuel sales and non-air mileage redemptions, provides more meaningful disclosure because these expenses are not directly related to the Company’s core business. In addition, the Company believes that reflecting “Hedge Program Adjustments,” consisting of mark-to-market (“MTM”) gains and losses recorded in Nonoperating expense from fuel derivative contracts settling in future periods and of prior period gains and losses recorded in Nonoperating expense on fuel derivative contracts settled in the current period, is useful because the adjustments allow investors to better understand the cash impact of settled hedges in a given period. The Company excludes profit sharing because this exclusion allows investors to better understand and analyze its recurring cost performance and provides a more meaningful comparison of its core operating costs to the airline industry. Pursuant to SEC Regulation G, the Company has included the following reconciliation of reported Non-GAAP financial measures to comparable financial measures reported on a GAAP basis (in millions, except CASM amounts). For additional information related to special items, see Note 16 to the financial statements included in Part II, Item 8 of this report.

	Year ended December 31,
	2015	2014	2013
Special operating and nonoperating items (millions)
Severance and benefit costs	$107	$199	$105
Impairment of assets	79	49	33
Integration-related costs	60	96	205
Labor agreement costs	18	—	127
(Gains) losses on sale of assets and other miscellaneous (gains) losses, net	62	99	50

Special operating expense	326	443	520

Loss on extinguishment of debt and other, net	202	74	—
Income tax benefit related to special charges	(11)	(10)	(7)
Income tax benefit associated with valuation allowance release	(3,130)	—	—

Total operating and nonoperating special items, net of income taxes (a)	$(2,613)	$507	$513

Net income excluding operating and nonoperating special items, net and reflecting Hedge Program Adjustments (millions):	2015	2014	2013

Net income—GAAP	$7,340	$1,132	$571
Operating and nonoperating special items, net	(2,613)	507	513
MTM (gains) losses from fuel derivative contracts settling in future periods	(8)	244	(84)
Prior period gains (losses) on fuel derivative contracts settled in the current period	(241)	83	39

Net income excluding operating and nonoperating special items, net and reflecting Hedge Program Adjustments—Non-GAAP	$4,478	$1,966	$1,039

Diluted earnings per share excluding operating and nonoperating special items, net and reflecting Hedge Program Adjustments—Non-GAAP	2015	2014	2013

Diluted earnings per share—GAAP	$19.47	$2.93	$1.53
Operating and nonoperating special items, net	(6.93)	1.29	1.31
MTM (gains) losses from fuel derivative contracts settling in future periods	(0.02)	0.62	(0.21)
Prior period gains (losses) on fuel derivative contracts settled in the current period	(0.64)	0.21	0.10
Impact of dilution	—	0.01	—

Diluted earnings per share excluding operating and nonoperating special items, net and reflecting Hedge Program Adjustments—Non-GAAP	$11.88	$5.06	$2.73

Consolidated CASM
(expense in millions, ASM in millions, CASM in cents)	2015	2014	2013
Operating expense	$32,698	$36,528	$37,030
Special charges	326	443	520
Third-party business expenses	291	534	694
Aircraft fuel and related taxes	7,522	11,675	12,345
Profit sharing	698	235	190

Operating expense excluding above items	$23,861	$23,641	$23,281

ASMs—consolidated	250,003	246,021	245,354
CASM	13.08	14.85	15.09
CASM, excluding special charges	12.95	14.67	14.88
CASM, excluding special charges and third-party business expenses	12.83	14.45	14.60
CASM, excluding special charges, third-party business expenses and fuel	9.82	9.70	9.57
CASM, excluding special charges, third-party business expenses, fuel and profit sharing	9.54	9.61	9.49

(a)	See Note 16 to the financial statements included in Part II, Item 8 of this report for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

2015 Financial Highlights

•

2015 net income was $7.3 billion, or $19.47 diluted earnings per share, which reflects $3.1 billion of income tax benefits primarily due to the release of the income tax valuation allowance. Non-GAAP net income was $4.5 billion for 2015, or $11.88 diluted earnings per share, which excludes $2.6 billion of special items and reflects $249 million of Hedge Program Adjustments. See Part II, Item 6 of this report for a reconciliation of GAAP to Non-GAAP net income.

•	United’s consolidated PRASM decreased 4.4% in 2015 compared to 2014.

•	Aircraft fuel cost decreased 36% year-over-year due mainly to lower fuel prices.

•

2015 consolidated CASM, excluding special charges, third-party business expenses, fuel and profit sharing, decreased 0.7% year-over-year on a consolidated capacity increase of 1.6%. 2015 CASM, including those items, decreased 11.9% year-over-year.

•

The Company used $1.2 billion of cash to purchase 21 million shares of its common stock during 2015 under its share repurchase programs. As of December 31, 2015, the Company has $2.4 billion remaining to spend under the 2015 Program. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report for additional information.

•

UAL ended the year with $6.5 billion in unrestricted liquidity, which consisted of unrestricted cash, cash equivalents, short-term investments and available capacity under the revolving credit facility of the Company’s Credit Agreement.

•

UAL, United and Mileage Plus Holdings, LLC, a wholly-owned subsidiary of UAL and United, entered into a Second Amended and Restated Co-Branded Card Marketing Services Agreement (the “Co-Brand Agreement”) with Chase Bank USA, N.A. (“Chase”), pursuant to which members of the Company’s MileagePlus® loyalty program earn frequent flyer miles for making purchases using a MileagePlus® credit card issued by Chase. The Co-Brand Agreement also provides for joint marketing and other support for the MileagePlus® credit card. This increased 2015 operating revenues by approximately $200 million from the combined impact of the Co-Brand Agreement, agreements ancillary to the Co-Brand Agreement and updated accounting assumptions for accounting purposes.

2015 Operational Highlights

•	Consolidated RPMs for 2015 increased 1.5% as compared to 2014, and consolidated ASMs increased 1.6% from the prior year, resulting in a consolidated load factor of 83.4% in 2015.

•	For 2015 and 2014, the Company recorded a DOT on-time arrival rate of 78.1% and 76.0%, respectively, and a system completion factor of 98.7% and 98.6%, respectively.

•

The Company took delivery of 11 new Boeing 787-9 Dreamliners in 2015, bringing its total Dreamliner fleet to 25 aircraft. The Company also took delivery of 23 new Boeing 737-900ERs, 11 new Embraer E175s and four used Boeing 737-700 aircraft in 2015. United exited from scheduled service 13 Boeing 757-200s, 46 Embraer ERJ 145s and one Boeing 747-400. The Company also exited one Boeing 747-400 operating exclusively in charter service.

•

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

2016 Outlook

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

The Company is committed to improving the efficiency and quality of all aspects of its business in 2016. Key initiatives for the year include improving our operational reliability and the handling of customers during irregular operations, such as adverse weather, refurbishing aircraft interiors, investing in our airports and taking delivery of more than 30 new, highly-efficient and customer-pleasing aircraft.

Economic Conditions. The economic outlook for the aviation industry in 2016 is characterized by expected slow or modest U.S. and global economic growth. In such conditions, we expect a modest increase in the demand for air travel. Continuing economic uncertainty, along with the strengthening U.S. dollar, is providing uncertainty in key Asian and European markets, and along with continued political and socioeconomic tensions in regions such as the Middle East, may result in diminished demand for air travel. The global economy is also being impacted by declining oil prices, putting pressure on certain geographic markets.

Capacity. Over the past three years, the Company leveraged the flexibility of its fleet to better match capacity with market demand. In 2016, the Company expects consolidated ASMs to grow between 1.5% and 2.5% year-over-year.

Fuel. The Company’s average aircraft fuel price per gallon including related taxes was $1.94 in 2015 as compared to $2.99 in 2014. Since 2014, the price of jet fuel has declined and remains volatile. Based on projected fuel consumption in 2016, a one dollar change in the price of a barrel of crude oil would change the Company’s annual fuel expense by approximately $94 million. To protect against increases in the prices of aircraft fuel, the Company may hedge a portion of its future fuel requirements.

Labor. As of December 31, 2015, United had approximately 80% of employees represented by unions. We are in the process of negotiating joint collective bargaining agreements with our technicians and flight attendants and negotiating extensions to the IAM represented employees’ agreements. The Company cannot predict the outcome of negotiations with its unionized employee groups, although significant increases in the pay and benefits resulting from new collective bargaining agreements would have a material financial impact on the Company. The cost associated with the ratification of the pilots’ agreement will add an additional approximate 1.5 points of non-fuel unit cost in both the first-quarter and full-year 2016 versus 2015.

CASM. In 2016, the Company expects CASM, excluding fuel, third-party business expense, profit sharing, special charges and the impact of the recently ratified pilot agreement to be up between 0.5% and 1.5% year-over-year. We are unable to project CASM on a GAAP basis as the nature and amount of special charges are not determinable at this time.

The Company’s cost initiative project that began in 2014 has a goal to reduce the Company’s annual costs by $2 billion and generate an incremental $700 million in additional ancillary revenue by the end of 2017. The anticipated savings are comprised of $1 billion in annual fuel savings, based on fuel prices in 2013, and $1 billion of non-fuel savings. In 2015, the Company achieved approximately $555 million in fuel savings and $851 million in non-fuel savings.

Income Taxes. The Company anticipates its effective tax rate will be approximately 37%, which reflects a more normalized rate after the release of the tax valuation allowance in 2015 and is based on the Company’s relative mix of domestic, foreign and state income tax expense.

Results of Operations

In this section, we compare results of operations for the year ended December 31, 2015 with results of operations for the year ended December 31, 2014, and results of operations for the year ended December 31, 2014 with results of operations for the year ended December 31, 2013. Non-GAAP financial measures are presented because they provide management and investors with the ability to measure and monitor the Company’s performance on a consistent basis.

2015 compared to 2014

Operating Revenue

The table below illustrates the year-over-year percentage change in the Company’s operating revenues for the years ended December 31 (in millions, except percentage changes):

	2015	2014	Increase (Decrease)	% Change
Passenger—Mainline	$26,333	$26,785	$(452)	(1.7)
Passenger—Regional	6,452	6,977	(525)	(7.5)

Total passenger revenue	32,785	33,762	(977)	(2.9)
Cargo	937	938	(1)	(0.1)
Other operating revenue	4,142	4,201	(59)	(1.4)

	$37,864	$38,901	$(1,037)	(2.7)

The table below presents the Company’s selected passenger revenue and selected operating data based on geographic region (regional flights consist primarily of domestic routes):

	Increase (decrease) in 2015 from 2014 (a):
	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Passenger revenue (in millions)	$132	$(331)	$(159)	$(94)	$(452)	$(525)	$(977)
Passenger revenue	1.0%	(7.0)%	(2.6)%	(3.4)%	(1.7)%	(7.5)%	(2.9)%
Average fare per passenger	(5.0)%	(7.5)%	(1.2)%	(10.2)%	(6.6)%	(2.2)%	(4.5)%
Yield	(1.9)%	(9.4)%	(1.7)%	(10.3)%	(4.1)%	(1.7)%	(4.3)%
PRASM	(1.6)%	(9.2)%	(3.1)%	(11.3)%	(4.3)%	(1.6)%	(4.4)%
Average stage length	(2.9)%	3.9%	1.3%	1.1%	(1.8)%	(0.4)%	0.4%
Passengers	6.3%	0.5%	(1.4)%	7.6%	5.3%	(5.4)%	1.7%
RPMs (traffic)	3.0%	2.7%	(0.9)%	7.7%	2.6%	(5.9)%	1.5%
ASMs (capacity)	2.6%	2.4%	0.5%	8.9%	2.7%	(6.0)%	1.6%
Passenger load factor (points)	0.3	0.2	(1.0)	(1.0)	(0.1)	—	(0.2)

  (a) See Part II, Item 6 of this report for the definition of these statistics.

Consolidated passenger revenue in 2015 decreased $977 million, or 2.9%, as compared to 2014 primarily due to a decrease in consolidated yield of 4.3% year-over-year. Yields were impacted by a competitive domestic fare environment, unfavorable foreign currency results due to the strengthening of the U.S. dollar, international surcharge declines, travel reductions from corporate customers in the energy sector and increased industry capacity in certain regions. The decline in yields was partially offset by a 1.5% year-over-year increase in traffic.

Operating Expense

The table below includes data related to the Company’s operating expense for the year ended December 31 (in millions, except percentage changes):

	2015	2014	Increase (Decrease)	% Change
Salaries and related costs	$9,713	$8,935	$778	8.7
Aircraft fuel	7,522	11,675	(4,153)	(35.6)
Regional capacity purchase	2,290	2,344	(54)	(2.3)
Landing fees and other rent	2,203	2,274	(71)	(3.1)
Depreciation and amortization	1,819	1,679	140	8.3
Aircraft maintenance materials and outside repairs	1,651	1,779	(128)	(7.2)
Distribution expenses	1,342	1,373	(31)	(2.3)
Aircraft rent	754	883	(129)	(14.6)
Special charges (Note 16)	326	443	(117)	NM
Other operating expenses	5,078	5,143	(65)	(1.3)

	$32,698	$36,528	$(3,830)	(10.5)

Salaries and related costs increased $778 million, or 8.7%, in 2015 as compared to 2014 primarily due to a $463 million increase in profit sharing costs as a result of improved profitability, higher pay rates driven by new collective bargaining agreements, an increase in medical and dental costs and an increase in pension expense resulting from changes in actuarial assumptions.

The decrease in aircraft fuel expense was primarily attributable to decreased fuel prices partially offset by losses from fuel hedging activity and a 1.6% increase in capacity. The table below presents the significant changes in aircraft fuel cost per gallon for the year ended December 31 (in millions, except percentage changes):

	(In millions)		% Change	Average price per gallon
	2015	2014		2015	2014	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$6,918	$11,586	(40.3)	$1.78	$2.97	(40.1)
Hedge losses reported in fuel expense	(604)	(89)	NM	(0.16)	(0.02)	NM

Fuel expense as reported	7,522	11,675	(35.6)	1.94	2.99	(35.1)
Cash paid on settled hedges that did not qualify for hedge accounting	(329)	(138)	NM	(0.08)	(0.04)	NM

Fuel expense including all losses from settled hedges	$7,851	$11,813	(33.5)	$2.02	$3.03	(33.3)

Total fuel consumption (gallons)	3,886	3,905	(0.5)

Depreciation and amortization increased $140 million, or 8.3%, in 2015 as compared to 2014 primarily due to additions in owned property and equipment, specifically related to new aircraft, information technology assets and several aircraft capital lease conversions from operating leases.

Aircraft maintenance materials and outside repairs decreased $128 million, or 7.2%, in 2015 as compared to 2014 primarily due to a year-over-year decrease in significant airframe maintenance visits as a result of the cyclical timing of these visits, improvements in the efficiency of in-house maintenance programs, a reduced volume of seat and landing gear maintenance and a reduction of flying hours under certain power-by-the-hour engine maintenance agreements, partially offset by increases in expenses related to aircraft reliability projects and Wi-Fi systems maintenance.

Aircraft rent decreased $129 million or 14.6% in 2015 as compared to 2014 primarily due to lease expirations, the purchase or capital lease conversion of several operating leased aircraft and lower lease renewal rates for certain aircraft.

The table below presents special items incurred by the Company during the years ended December 31 (in millions):

	2015	2014
Severance and benefit costs	$107	$199
Impairment of assets	79	49
Integration-related costs	60	96
Labor agreement costs	18	—
(Gains) losses on sale of assets and other miscellaneous (gains) losses, net	62	99

Total special charges	$326	$443

See Note 16 to the financial statements included in Part II, Item 8 of this report for additional information.

Nonoperating Income (Expense)

The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) (in millions, except percentage changes):

	2015	2014	Increase (Decrease)	% Change
Interest expense	$(669)	$(735)	$(66)	(9.0)
Interest capitalized	49	52	(3)	(5.8)
Interest income	25	22	3	13.6
Miscellaneous, net	(352)	(584)	(232)	(39.7)

Total	$(947)	$(1,245)	$(298)	(23.9)

The decrease in interest expense of $66 million, or 9.0%, in 2015 as compared to 2014 was primarily due to the prepayment of certain debt issuances and declining balances of other debt, partially offset by interest expense on debt issued for the acquisition of new aircraft.

Miscellaneous, net included losses of $80 million and $462 million from fuel derivatives not qualifying for hedge accounting in 2015 and 2014, respectively. Foreign currency losses were approximately $129 million and $41 million in 2015 and 2014, respectively. Foreign currency results included $61 million and $10 million of foreign exchange losses for 2015 and 2014, respectively, related to the Company’s cash holdings in Venezuela. Miscellaneous, net for 2015 includes a $134 million special charge related to the write-off of unamortized non-cash debt discounts for the early redemption of the 6% Notes due 2026 (“2026 Notes”) and the 6% Notes due 2028 (“2028 Notes”). 2014 Miscellaneous, net includes a $64 million debt extinguishment charge related to the retirement of the $248 million 6% Convertible Junior Subordinated Debentures due 2030.

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

The table below presents the Company’s selected passenger revenue and selected operating data based on geographic region (regional flights consist primarily of domestic routes):

	Increase (decrease) in 2014 from 2013 (a):
	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Passenger revenue (in millions)	$490	$(41)	$169	$170	$788	$(148)	$640
Passenger revenue	3.9%	(0.9)%	2.9%	6.5%	3.0%	(2.1)%	1.9%
Average fare per passenger	4.7%	2.2%	4.1%	(4.2)%	2.9%	0.7%	2.8%
Yield	4.9%	(1.6)%	3.6%	(1.9)%	2.7%	(1.9)%	1.7%
PRASM	5.2%	(3.6)%	2.6%	— %	2.5%	(0.8)%	1.6%
Average stage length	0.5%	4.8%	0.9%	(1.8)%	1.2%	3.5%	2.4%
Passengers	(0.8)%	(3.0)%	(1.2)%	11.2%	0.2%	(2.8)%	(0.8)%
RPMs (traffic)	(1.0)%	0.8%	(0.8)%	8.5%	0.2%	(0.2)%	0.2%
ASMs (capacity)	(1.3)%	2.8%	0.3%	6.5%	0.5%	(1.3)%	0.3%
Passenger load factor (points)	0.3	(1.6)	(0.8)	1.5	(0.2)	1.0	—

  (a) See Part II, Item 6 of this report for the definition of these statistics.

Consolidated passenger revenue in 2014 increased $640 million, or 1.9%, as compared to 2013. This increase was primarily due to an increase in consolidated yield of 1.7% and an increase in average fare per passenger of 2.8%. There was also an increase in capacity and traffic of 0.3% and 0.2%, respectively, as compared to 2013. The 2014 average fare increase was due in part to a strong domestic demand environment and a number of new long-haul routes that generated higher fares than the system average. Also in 2014, the Company improved its revenue management demand forecast process related to close-in bookings which improved yields. 2013 consolidated passenger revenue was negatively impacted by factors including additional competitive capacity in China and the Japanese yen weakening against the U.S. dollar, resulting in lower Pacific yields.

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

Operating Expense

The table below includes data related to the Company’s operating expense for the year ended December 31 (in millions, except percentage changes):

	2014	2013	Increase (Decrease)	% Change
Aircraft fuel	$11,675	$12,345	$(670)	(5.4)
Salaries and related costs	8,935	8,625	310	3.6
Regional capacity purchase	2,344	2,419	(75)	(3.1)
Landing fees and other rent	2,274	2,090	184	8.8
Depreciation and amortization	1,679	1,689	(10)	(0.6)
Aircraft maintenance materials and outside repairs	1,779	1,821	(42)	(2.3)
Distribution expenses	1,373	1,390	(17)	(1.2)
Aircraft rent	883	936	(53)	(5.7)
Special charges	443	520	(77)	NM
Other operating expenses	5,143	5,195	(52)	(1.0)

	$36,528	$37,030	$(502)	(1.4)

The decrease in aircraft fuel expense was primarily attributable to decreased fuel prices partially offset by losses from fuel hedge activity and a 0.3% increase in capacity. The table below presents the significant changes in aircraft fuel cost per gallon for the year ended December 31 (in millions, except percentage changes):

	(In millions)		% Change	Average price per gallon
	2014	2013		2014	2013	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$11,586	$12,363	(6.3)	$2.97	$3.13	(5.1)
Hedge gains (losses) reported in fuel expense	(89)	18	NM	(0.02)	—	NM

Fuel expense as reported	11,675	12,345	(5.4)	2.99	3.13	(4.5)
Cash received (paid) on settled hedges that did not qualify for hedge accounting	(138)	39	NM	(0.04)	0.01	NM

Fuel expense including all gains (losses) from settled hedges	$11,813	$12,306	(4.0)	$3.03	$3.12	(2.9)

Total fuel consumption (gallons)	3,905	3,947	(1.1)

Salaries and related costs increased $310 million, or 3.6%, in 2014 as compared to 2013 primarily due to higher pay rates driven by collective bargaining agreements, increased medical and dental costs and costs associated with crew shortages and new crew rest rules, partially offset by lower post-employment benefit costs.

Landing fees and other rent increased $184 million, or 8.8%, in 2014 as compared to 2013 primarily due to a transition from paying regional carriers for landing fees to paying airports directly. Landing fees also increased due to airport security services and modernization projects at certain airport locations.

Aircraft rent decreased $53 million, or 5.7%, in 2014 as compared to 2013 primarily due to aircraft lease expirations and terminations of several Boeing 757-200 aircraft leases resulting from the Company’s purchase of the leased aircraft.

The table below presents special items incurred by UAL during the years ended December 31 (in millions):

	2014	2013
Severance and benefit costs	$199	$105
Impairment of assets	49	33
Integration-related costs	96	205
Labor agreement costs	—	127
(Gains) losses on sale of assets and other miscellaneous (gains) losses, net	99	50

Total special charges	$443	$520

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

In 2014, Miscellaneous, net included a MTM loss of $462 million from fuel derivatives not qualifying for hedge accounting as compared to a gain of $79 million in 2013. Miscellaneous, net also included foreign currency losses of $41 million and $29 million in 2014 and 2013, respectively. 2014 Miscellaneous, net includes a $64 million debt extinguishment charge related to the retirement of the $248 million 6% Convertible Junior Subordinated Debentures due 2030.

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

Liquidity and Capital Resources

As of December 31, 2015, the Company had $5.2 billion in unrestricted cash, cash equivalents and short-term investments, an increase of $0.8 billion from December 31, 2014. The Company had its entire commitment capacity of $1.35 billion under the Credit Agreement available for letters of credit or borrowings as of December 31, 2015. As of December 31, 2015, the Company had $206 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit and estimated future workers’ compensation claims. We may be required to post significant additional cash collateral to provide security for obligations. Restricted cash and cash equivalents at December 31, 2014 totaled $320 million.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations. At December 31, 2015, the Company had approximately $11.8 billion of debt and capital lease obligations, including $1.4 billion that are due within the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. As of December 31, 2015, our current liabilities exceeded our current assets by approximately $4.6 billion. However, approximately $5.9 billion of our current liabilities are related to our Advance ticket sales and Frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations. The Company made principal payments of debt and capital lease obligations totaling $2.3 billion in 2015.

The Company will continue to evaluate opportunities to prepay its debt, including open market repurchases, to reduce its indebtedness and related interest.

For 2016, the Company expects between $2.7 billion and $2.9 billion of gross capital expenditures. See Notes 11 and 15 to the financial statements included in Part II, Item 8 of this report for additional information on commitments.

As of December 31, 2015, a substantial portion of the Company’s assets, principally aircraft, route authorities and loyalty program intangible assets, was pledged under various loan and other agreements. See Note 11 to the financial statements included in Part II, Item 8 of this report for additional information on assets provided as collateral by the Company.

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

The following is a discussion of the Company’s sources and uses of cash from 2013 through 2015.

Cash Flows from Operating Activities

2015 compared to 2014

Cash flow provided by operations for the year ended December 31, 2015 was $6.0 billion compared to $2.6 billion in the same period in 2014. The $3.4 billion increase is primarily attributable to an increase of $3.1 billion in income before income taxes and a $0.4 billion increase in non-cash items for the year ended December 31, 2015 as compared to the same period in 2014. Working capital changes reduced cash flow from operations by $0.1 billion year-over-year in 2015 as compared to 2014. The following were significant working capital items in 2015: Cash flow increased by $0.2 billion from the return of hedge collateral net of the impact of changes in fuel derivative positions. Cash flow from other liabilities, including accrued wages, decreased $0.2 billion, which included $0.8 billion in pension contributions offset by $0.7 billion in profit sharing accruals to be paid in 2016. Frequent flyer deferred revenue and advanced purchase of miles decreased $0.2 billion.

2014 compared to 2013

Cash flow provided by operations for the year ended December 31, 2014 was $2.6 billion compared to $1.4 billion in the same period in 2013. The $1.2 billion increase was primarily attributable to an increase of $0.6 billion in income before income taxes and $0.6 billion of changes in working capital items year-over-year in 2014 as compared to 2013. The following were significant working capital items in 2014: Cash flow from advance ticket sales increased by $0.3 billion. Accounts receivable decreased by $0.2 billion mainly due to the timing of settlements with airline partners for interline billing. Cash flow from other liabilities, including accrued wages, decreased $0.2 billion, which included $0.5 billion in pension contributions offset by $0.2 billion in profit sharing accruals. In 2014, cash flow decreased by $0.1 billion from the posting of fuel hedge collateral, net of changes in fuel derivative positions. Accounts payable decreased by $0.3 billion primarily due to the timing of settlements with airline partners for interline billing along with changes in various accruals.

Cash Flows from Investing Activities

2015 compared to 2014

The Company’s capital expenditures were $2.7 billion and $2.0 billion in 2015 and 2014, respectively. The Company’s capital expenditures for both years were primarily attributable to the purchase of aircraft, facility and fleet-related costs. In 2015, the Company announced a strategic partnership with Azul Linhas Aereas Brasileiras S.A. (“Azul”). Through a wholly-owned subsidiary, the Company invested $100 million for an economic stake of approximately five percent in Azul, Brazil’s largest carrier by cities served, which provides a range of customer benefits including codesharing of flights, joint loyalty program participation and expanded connection opportunities on routes between the U.S. and Brazil, a key market for United, in addition to other points in North and South America.

2014 compared to 2013

The Company’s capital expenditures were $2.0 billion and $2.2 billion in 2014 and 2013, respectively. The Company’s capital expenditures for both years were primarily attributable to the purchase of aircraft, facility and fleet-related costs.

Cash Flows from Financing Activities

Significant financing events in 2015 were as follows:

Share Repurchases

The Company used $1.2 billion of cash to purchase 21 million shares of its common stock during 2015 under its share repurchase programs. As of December 31, 2015, the Company has $2.4 billion remaining to spend under its share repurchase program. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report for additional information.

Debt Issuances

During 2015, United issued $1.4 billion of debt related to enhanced equipment trust certificate (“EETC”) offerings to finance aircraft. United has received and recorded all of the proceeds from its pass-through trusts as debt as of December 31, 2015.

In 2015, United borrowed approximately $590 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2015.

Debt and Capital Lease Principal Payments

During the year ended December 31, 2015, the Company made debt and capital lease principal payments of $2.3 billion, including the following prepayments:

•	UAL used cash to repurchase all $321 million par value 2026 Notes.

•	UAL used cash to repurchase all $311 million par value 2028 Notes.

•	UAL used cash to prepay, at par, $300 million principal amount of its $500 million term loan due September 2021 under the Credit Agreement.

Financing Activities Not Affecting Cash

The holders of substantially all of the remaining $202 million principal amount of United’s 4.5% Convertible Notes due 2015 exercised their conversion option resulting in the issuance of 11 million shares of UAL common stock.

Significant financing events in 2014 were as follows:

Share Repurchases

The Company used $320 million of cash to purchase approximately 7 million shares of its common stock under the 2014 Program. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report for additional information.

Debt Issuances

During 2014, United issued debt related to three separate EETC offerings to finance new aircraft deliveries, bringing the total issued at year end 2014 pursuant to these three EETC offerings to $2.0 billion. Including the EETC offering in 2013, United recorded $1.8 billion of proceeds as debt during 2014.

United borrowed a $500 million term loan under the Credit Agreement.

Debt and Capital Lease Principal Payments

During the year ended December 31, 2014, the Company made debt and capital lease principal payments of $2.6 billion, including the following prepayments:

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

Debt and Capital Lease Principal Payments

During the year ended December 31, 2013, the Company made debt and capital lease principal payments of $2.3 billion, including the following prepayments:

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

For additional information regarding these Liquidity and Capital Resource matters, see Notes 3, 11, 13 and 14 to the financial statements included in Part II, Item 8 of this report. For information regarding non-cash investing and financing activities, see the Company’s statements of consolidated cash flows.

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

Pension and other postretirement plans	Note 8
Hedging activities	Note 10
Long-term debt and debt covenants	Note 11
Leases and capacity purchase agreements	Note 13
Commitments and contingencies	Note 15

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

The table below provides a summary of the Company’s material contractual obligations as of December 31, 2015 (in billions):

	2016	2017	2018	2019	2020	After 2020	Total
Long-term debt (a)	$1.2	$0.8	$1.4	$1.8	$0.9	$4.9	$11.0
Capital lease obligations—principal portion	0.1	0.1	0.1	0.1	—	0.5	0.9

Total debt and capital lease obligations	1.3	0.9	1.5	1.9	0.9	5.4	11.9
Interest on debt and capital lease obligations (b)	0.6	0.5	0.4	0.3	0.3	0.9	3.0
Aircraft operating lease obligations	1.3	1.3	1.1	0.9	0.7	2.7	8.0
Regional CPAs (c)	1.8	1.9	1.6	1.3	1.2	4.8	12.6
Other operating lease obligations	1.3	1.2	0.9	0.8	0.9	6.7	11.8
Postretirement obligations (d)	0.1	0.1	0.1	0.1	0.2	0.8	1.4
Pension obligations (e)	—	—	—	—	0.4	1.6	2.0
Capital purchase obligations (f)	3.4	3.1	3.3	2.9	2.8	7.7	23.2

Total contractual obligations	$9.8	$9.0	$8.9	$8.2	$7.4	$30.6	$73.9

(a)	Long-term debt presented in the Company’s financial statements is net of $145 million of debt discount, premiums and debt issuance costs which are being amortized over the debt terms. Contractual payments are not net of the debt discount, premiums and debt issuance costs. Contractual long-term debt includes $20 million of non-cash obligations as these debt payments are made directly to the creditor by a company that leases one aircraft from United. The creditor’s only recourse to United is repossession of the aircraft.
(b)	Includes interest portion of capital lease obligations of $71 million in 2016, $55 million in 2017, $45 million in 2018, $39 million in 2019, $37 million in 2020 and $309 million thereafter. Future interest payments on variable rate debt are estimated using estimated future variable rates based on a yield curve.
(c)	Represents our estimates of future minimum noncancelable commitments under our CPAs and does not include the portion of the underlying obligations for aircraft and facility rent that is disclosed as part of aircraft and nonaircraft operating leases. Amounts also exclude a portion of United’s capital lease obligation recorded for certain of its CPAs. See Note 13 to the financial statements included in Part II, Item 8 of this report for the significant assumptions used to estimate the payments.
(d)	Amounts represent postretirement benefit payments, net of subsidy receipts, through 2025. Benefit payments approximate plan contributions as plans are substantially unfunded.
(e)	Represents estimate of the minimum funding requirements as determined by government regulations for United’s material pension plans. Amounts are subject to change based on numerous assumptions, including the performance of assets in the plan and bond rates. See Critical Accounting Policies, below, for a discussion of our current year assumptions regarding United’s pension plans.
(f)	Represents contractual commitments for firm order aircraft and spare engines only and noncancelable commitments to purchase goods and services, primarily information technology support. In January 2016, UAL entered into a purchase agreement amendment with Boeing for a firm narrowbody aircraft order of 40 Boeing 737NG aircraft and the table above is adjusted to include that impact. See Note 15 to the financial statements included in Part II, Item 8 of this report for a discussion of our purchase commitments.

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

As of December 31, 2015, United had cash collateralized $70 million of letters of credit. United also had $437 million of performance bonds relating to various real estate, customs and aircraft financing obligations at December 31, 2015. Most of the letters of credit have evergreen clauses and are expected to be renewed on an annual basis and the performance bonds have expiration dates through 2019.

As of December 31, 2015, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with a majority of these obligations are accounted for as operating leases. The leasing arrangements associated with a portion of these obligations are accounted for as capital leases. The annual lease payments for those obligations accounted for as operating leases are included in the operating lease payments in the contractual obligations table above.

EETCs. In November 2015 and August 2014, United completed two separate EETC offerings for a total principal amount of $1.5 billion. United has received and recorded all of the proceeds from these offerings as debt as of December 31, 2015. See Notes 11 and 14 to the financial statements included in Part II, Item 8 of this report for additional information on EETC pass-through trusts and variable interest entity consideration.

Increased Cost Provisions. See Note 15 to the financial statements included in Part II, Item 8 of this report for additional information on increased cost provisions related to the Company’s debt.

Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2015, approximately $1.3 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2015, the Company’s contingent exposure was approximately $224 million principal amount of such bonds based on its recent consortia participation. The Company’s contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2017 to 2041. The Company did not record a liability at the time these indirect guarantees were made. See Note 15 to the financial statements included in Part II, Item 8 of this report for additional information related to the Company’s fuel consortia.

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

Revenue Recognition. The Company records passenger ticket sales and tickets sold by other airlines for use on United as passenger revenue when the transportation is provided or upon estimated breakage. The value of unused passenger tickets is included in current liabilities as Advance ticket sales. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate. When necessary, the Company records a reserve against our interline billings and payables if historical experience indicates that these amounts are different. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The amendment will become effective for the Company’s annual and interim reporting periods beginning after December 15, 2017. Under the new standard, certain airline ancillary fees directly related to passenger revenue tickets, such as airline change fees and baggage fees, are likely to no longer be considered distinct performance obligations separate from the passenger travel component. In addition, the change fees which were previously recognized when received, will likely be recognized when transportation is provided. The Company is evaluating other impacts on its consolidated financial statements.

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

In the case of the sale of air services, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale representing the value of the related miles as a multiple-deliverable revenue arrangement. The miles are recorded in Frequent flyer deferred revenue on the Company’s consolidated balance sheet and recognized into revenue when the transportation is provided.

The Company determines the estimated selling price of air transportation and miles as if each element is sold on a separate basis. The total consideration from each ticket sale is then allocated to each of these elements individually on a pro rata basis.

The Company’s estimated selling price of miles is based on an equivalent ticket value less fulfillment discount, which incorporates the expected redemption of miles, as the best estimate of selling price for these miles. The equivalent ticket value is based on the prior 12 months’ weighted average equivalent ticket value of similar fares as those used to settle award redemptions while taking into consideration such factors as redemption pattern, cabin class, loyalty status and geographic region. The estimated selling price of miles is adjusted by a fulfillment discount that considers a number of factors, including redemption patterns of various customer groups.

United has a significant contract to sell MileagePlus miles to its co-branded credit card partner, Chase. United identified the following significant revenue elements in the Co-Brand Agreement: the air transportation element represented by the value of the mile (generally resulting from its redemption for future air transportation and whose fair value is described above); use of the United brand and access to MileagePlus member lists; advertising; and other travel related benefits.

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

The following table summarizes information related to the Company’s Frequent flyer deferred revenue liability:

Frequent flyer deferred revenue at December 31, 2015 (in millions)	$4,943
% of miles earned expected to expire	16%
Impact of 1% change in outstanding miles or weighted average ticket value on deferred revenue (in millions)	$60

Effective March 1, 2015, the Company modified its MileagePlus program for most tickets from a model in which members earned redeemable miles based on distance traveled to one based on ticket price (including base fare and carrier imposed surcharges). Members now earn between five and eleven miles per dollar spent based on their MileagePlus status. The updated program enhances the rewards for customers who spend more with United and gives them improved mileage-earning opportunities. This modification had no material impact to the Frequent flyer deferred revenue on the Company’s consolidated balance sheet.

Long-Lived Assets. The net book value of operating property and equipment for the Company was $22 billion and $19 billion at December 31, 2015 and December 31, 2014, respectively. The assets’ recorded value is impacted by a number of accounting policy elections, including the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.

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

United’s pension plans’ under-funded status was $1.5 billion at December 31, 2015. Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. In 2016, we anticipate contributing at least $400 million to our pension plans. The fair value of the plans’ assets was $3.0 billion at December 31, 2015.

When calculating pension expense for 2016, the Company assumed that its plans’ assets would generate a long-term rate of return of approximately 7.0%. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return reflects the active management of our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Plan fiduciaries regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate.

The defined benefit pension plans’ assets consist of return generating investments and risk mitigating investments which are held through direct ownership or through interests in common collective trusts. Return generating investments include primarily equity securities, fixed-income securities and alternative investments (e.g. private equity and hedge funds). Risk mitigating investments include primarily U.S. government and investment grade corporate fixed-income securities. The allocation of assets was as follows at December 31, 2015:

	Percent of Total	Expected Long-Term Rate of Return
Equity securities	38%	9.5%
Fixed-income securities	37	5.0
Alternatives	18	7.3
Other	7	7.0

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points (from 7.0% to 6.5%) would increase estimated 2016 pension expense by approximately $15 million.

Future pension obligations for United’s plans were discounted using a weighted average rate of 4.58% at December 31, 2015. The Company selected the discount rate for substantially all of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2015 that would provide the necessary cash flows to match the projected benefit payments.

The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 50 basis points (from 4.58% to 4.08%) would increase the pension liability at December 31, 2015 by approximately $477 million and increase the estimated 2016 pension expense by approximately $55 million.

Future changes in plan asset returns, plan provisions, assumed discount rates, pension funding law and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under the applicable accounting standards for defined benefit pension plans, those gains and losses are not required to be recognized currently as pension benefit expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees. All gains and losses in accumulated other comprehensive income are amortized to expense over the remaining years of service of the covered active employees. At December 31, 2015 and 2014, the Company had unrecognized actuarial losses for pension benefit plans of $844 million and $982 million, respectively, recorded in accumulated other comprehensive income.

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

The Company accounts for other postretirement benefits by recognizing the difference between plan assets and obligations, or the plan’s funded status, in its financial statements. Other postretirement benefit expense is recognized on an accrual basis over employees’ approximate service periods and is generally calculated independently of funding decisions or requirements. United has not been required to pre-fund its plan obligations, which has resulted in a significant net obligation, as discussed below. The Company’s benefit obligation was $2.0 billion and $2.1 billion for the other postretirement benefit plans at December 31, 2015 and 2014, respectively.

The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the health care cost trend rate. The Company determines the appropriate discount rate for each of the plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The Company’s weighted average discount rate to determine its benefit obligations as of December 31, 2015 was 4.49%, as compared to 4.07% for December 31, 2014. The health care cost trend rate assumed for 2015 was 7.00%, declining to 5.0% in 2023, as compared to assumed trend rate for 2016 of 6.75%, declining to 5.0% in 2023. A 1% increase in assumed health care trend rates would increase the Company’s total service and interest cost for the year ended December 31, 2015 by $13 million; whereas, a 1% decrease in assumed health care trend rates would decrease the Company’s total service and interest cost for the year ended December 31, 2015 by $11 million. A one percentage point decrease in the weighted average discount rate would increase the Company’s postretirement benefit liability by approximately $227 million and increase the estimated 2015 benefits expense by approximately $12 million.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions and prior service credits result from a retroactive reduction in benefits due under the plans. Under the applicable accounting standards for postretirement welfare benefit plans, actuarial gains and losses and prior service credits are not required to be recognized currently, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees or the average life expectancy of inactive participants. At December 31, 2015 and 2014, the Company had unrecognized actuarial gains for postretirement welfare benefit plans of $236 million and $233 million, respectively, recorded in accumulated other comprehensive income.

Income Taxes. The Company’s income tax benefit was $3.1 billion for the year ended December 31, 2015. A discrete tax benefit of $3.1 billion for the reduction to the U.S. net federal and state deferred tax asset valuation allowance was included in the income tax benefit for the year ended December 31, 2015.

During 2015, after considering all positive and negative evidence and the four sources of taxable income, the Company concluded that its deferred income tax assets are more likely than not to be realized. In evaluating the likelihood of utilizing the Company’s net federal and state deferred tax assets, the significant relevant factors that the Company considered are: (1) its recent history and forecasted profitability; (2) growth in the U.S. and global economies; and (3) future impact of taxable temporary differences. Although the Company was not in a three-year cumulative loss position at December 31, 2014, management concluded that the low level of cumulative pre-tax income, coupled with the Company’s history of operating losses resulted in a determination that a valuation allowance was still necessary. We considered past profitability and future expectations of profitability to determine whether it is more likely than not that we will generate sufficient taxable income to realize our net deferred tax assets. Management placed significant weight on past performance (i.e., losses or near break-even results in 2009 to 2013) as it is more objectively verifiable than projections of future taxable income. However, during 2015, the Company’s pre-tax profit of $4.2 billion benefited from lower oil prices and improved efficiency that resulted in significant taxable income. Additionally, based upon current projection of future earnings, the Company evaluated the NOLs expiration periods and change in ownership limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and determined the NOLs would be realized before expiring beginning in 2025. Therefore, the Company released almost all of its valuation allowance in 2015, resulting in a $3.1 billion benefit in its provision for income taxes. The valuation allowance recorded in accumulated other comprehensive income (loss) (“AOCI”) in prior years was released through the income statement and resulted in remaining debits within AOCI of $285 million and $180 million related to pension and derivatives, respectively, which will not be recognized into income tax expense until either the plans are exited or the Company no longer has any outstanding derivatives.

The Company has retained a valuation allowance of $48 million against certain state and local NOLs and credit carryforwards at the end of 2015. The Company expects these NOLs and credits will expire unused due to limited carryforward periods. The ability to utilize these state NOLs and credits will be evaluated on a quarterly basis to determine if there are any significant events or any prudent and feasible tax planning strategies that would affect the Company’s ability to realize these deferred tax assets.

The Company has a net deferred tax asset totaling $2.0 billion as of December 31, 2015 that relates primarily to its federal and state NOL carryforwards. The federal and state NOL carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carryforwards of $8.0 billion for UAL. If not utilized, these federal pre-tax NOLs will expire as follows (in billions): $2.1 in 2025, $2.0 in 2026, $1.4 in 2027 and $2.5 after 2028. In addition, the majority of tax benefits of the state net operating losses of $103 million for UAL will expire over a five to 20-year period. Additionally, the Company has $232 million of alternative minimum tax credit carryforwards which do not expire.

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

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of its various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; its ability to execute its operational plans and revenue-generating initiatives, including optimizing its revenue; its ability to control its costs, including realizing benefits from its resource optimization efforts, cost reduction initiatives and fleet replacement programs; its ability to utilize its net operating losses; its ability to attract and retain customers; demand for transportation in the markets in which it operates; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); economic and political instability and other risks of doing business globally; its ability to cost-effectively hedge against increases in the price of aircraft fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; disruptions to its regional network; the costs and availability of aviation and other insurance; industry consolidation or changes in airline alliances; competitive pressures on pricing and demand; its capacity decisions and the capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements and environmental regulations); the impact of regulatory, investigative and legal proceedings and legal compliance risks; the impact of any management changes; our CEO’s health prognosis and return to work on a full-time basis; labor costs; its ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with its union groups; any disruptions to operations due to any potential actions by its labor groups; weather conditions; and other risks and uncertainties set forth under Part I, Item 1A., Risk Factors, of this report, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC.

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

	2015	2014
Variable rate debt
Carrying value of variable rate debt at December 31	$2,345	$2,495	(a)
Impact of 100 basis point increase on projected interest expense for the following year	23	24
Fixed rate debt
Carrying value of fixed rate debt at December 31	8,552	8,771	(a)
Fair value of fixed rate debt at December 31	9,022	9,971
Impact of 100 basis point increase in market rates on fair value	(369)	(385)

(a) 2014 amount differs from the amount reported in the Company’s Form 10-K for the fiscal year ended December 31, 2014 due to the adoption of an accounting standard update in 2015. See Note 1(t) to the financial statements included in Part II, Item 8 of this report for additional information.

A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their average 2015 levels, a 100 basis point increase in interest rates would result in a corresponding increase in the Company’s interest income of approximately $54 million during 2016.

Commodity Price Risk (Aircraft Fuel). The price level of aircraft fuel can significantly affect the Company’s operations, results of operations, financial position and liquidity.

To protect against increases in the prices of aircraft fuel, the Company may hedge a portion of its future fuel requirements. The Company may restructure hedges in response to market conditions prior to their original settlement dates which may result in changes in hedge coverage levels and the potential recognition of gains or losses on such hedge contracts. The Company generally uses financial hedge instruments including fixed-price swaps, purchased call options, and commonly used combinations using put and call options including collars (a sold put option combined with a purchased call option), three-ways (a collar with a higher strike sold call option) and four-way collars (a collar with a higher strike sold call option and a lower strike purchased put option). These hedge instruments are generally based on aircraft fuel or closely related commodities including diesel fuel and crude oil.

If the prices of the underlying commodity drop and stay below specified floor prices in some hedge contracts such as fixed-price swaps and collars, the Company may incur losses. However, the negative impact of these losses would be significantly outweighed by the benefit of lower aircraft fuel cost since the Company typically hedges only a portion of its future fuel requirements. In addition, the Company continually monitors its portfolio of hedge contracts and may take actions to curtail or limit its losses from such hedge contracts if market conditions change.

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

The Company may adjust its hedging program based on changes in market conditions. The following table summarizes information related to the Company’s cost of fuel and hedging (in millions, except percentages):

Fuel Costs
In 2015, fuel cost as a percent of total operating expenses (a)	23%
Impact of $1 increase in price per barrel of aircraft fuel on annual fuel expense (b)	$94
Fuel Hedges
Liability fair value at December 31, 2015 (c)	$124
Increase in fuel hedge liability that would result from a concurrent 10% decrease in forward prices of the underlying commodities of fuel hedges (d)	$13
Collateral deposited with fuel hedge counterparties as of December 31, 2015	$26
Additional collateral the Company would be required to deposit with fuel hedge counterparties upon a concurrent 10% decrease in forward prices of the underlying commodities of fuel hedges (e)	$5

(a) Includes related taxes and fuel hedge impacts and excludes special charges. In 2014, the Company’s fuel cost was 32% of total operating expenses.

(b) Based on 2016 projected fuel consumption. Does not include the impact of fuel hedges.

(c) As of December 31, 2014, the net fair value of the Company’s fuel hedges was a liability of $717 million.

(d) Based on fuel hedge positions at December 31, 2015.

(e) Assumes instantaneous change in prices.

As of December 31, 2015, the Company had hedged approximately 17% of its projected fuel requirements (652 million gallons) for 2016, with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of December 31, 2015, the Company had fuel hedges expiring through December 2016.

The fuel hedge portfolio is comprised of many individual hedge contracts (primarily option contracts) on multiple underlying commodities and entered into at various points in time, resulting in a wide range of strike prices with several hedge counterparties. The table below provides a view of the economic impact of the hedge portfolio on the Company’s 2016 fuel costs given significant moves (up to +/-30%) in market fuel prices from December 31, 2015 (in millions).

Year ending December 31, 2016

Change in market fuel prices (a)	(Increase) decrease to unhedged fuel cost (b)	Hedge gain (loss) (c)	Net (increase) decrease to fuel cost
30%	$(1,351)	$95	$(1,256)
20%	(900)	71	(829)
10%	(450)	34	(416)
(10)%	450	(13)	437
(20)%	900	(25)	875
(30)%	1,351	(37)	1,314
(a) Projected using equal shifts in spot and forward prices for aircraft fuel and crude oil underlying hedge contracts from December 31, 2015 levels.
(b) Projection based on a price of $1.14 per gallon, excluding taxes and other delivery costs and estimated consumption of 3.95 billion gallons for the year ending December 31, 2016.
(c) Change in projected cash gain/(loss) on existing fuel derivatives as of December 31, 2015. Includes all fuel derivatives whether or not the fuel derivatives are designated for hedge accounting.

Foreign Currency. The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company’s more significant foreign currency exposures include the Canadian dollar, Chinese renminbi, European euro, British pound and Japanese yen. At times, the Company uses derivative financial instruments, such as options, collars and forward contracts, to hedge its exposure to foreign currency. At December 31, 2015, the Company had foreign currency derivative contracts in place to hedge European euro denominated sales. The notional amount of the hedges equates to 18% of the Company’s projected European euro denominated net cash inflows for 2016. Net cash relates primarily to passenger ticket sales inflows partially offset by expenses paid in local currencies. At December 31, 2015, the fair value of the Company’s foreign currency derivatives was not material to the Company’s financial statements.

The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2015 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in pre-tax income of approximately $236 million for the year ending December 31, 2016. This sensitivity analysis was prepared based upon projected 2016 foreign currency-denominated revenues and expenses as of December 31, 2015 and reflects the potential benefit of the European euro hedges mentioned above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

United Continental Holdings, Inc.

We have audited the accompanying consolidated balance sheets of United Continental Holdings, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 18, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

United Airlines, Inc.

We have audited the accompanying consolidated balance sheets of United Airlines, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and stockholder’s equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

February 18, 2016

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Operating revenue:
Passenger—Mainline	$26,333	$26,785	$25,997
Passenger—Regional	6,452	6,977	7,125

Total passenger revenue	32,785	33,762	33,122
Cargo	937	938	882
Other operating revenue	4,142	4,201	4,275

	37,864	38,901	38,279

Operating expense:
Salaries and related costs	9,713	8,935	8,625
Aircraft fuel	7,522	11,675	12,345
Regional capacity purchase	2,290	2,344	2,419
Landing fees and other rent	2,203	2,274	2,090
Depreciation and amortization	1,819	1,679	1,689
Aircraft maintenance materials and outside repairs	1,651	1,779	1,821
Distribution expenses	1,342	1,373	1,390
Aircraft rent	754	883	936
Special charges (Note 16)	326	443	520
Other operating expenses	5,078	5,143	5,195

	32,698	36,528	37,030

Operating income	5,166	2,373	1,249

Nonoperating income (expense):
Interest expense	(669)	(735)	(783)
Interest capitalized	49	52	49
Interest income	25	22	21
Miscellaneous, net (Note 16)	(352)	(584)	3

	(947)	(1,245)	(710)

Income before income taxes	4,219	1,128	539
Income tax benefit	(3,121)	(4)	(32)

Net income	$7,340	$1,132	$571

Earnings per share, basic	$19.52	$3.05	$1.64

Earnings per share, diluted	$19.47	$2.93	$1.53

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$7,340	$1,132	$571

Other comprehensive income (loss), net change related to:
Employee benefit plans	70	(1,171)	1,626
Fuel derivative financial instruments	182	(510)	21
Investments and other	(4)	(6)	7

	248	(1,687)	1,654

Total comprehensive income (loss), net	$7,588	$(555)	$2,225

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,

ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$3,006	$2,002
Short-term investments	2,190	2,382
Receivables, less allowance for doubtful accounts (2015—$18; 2014—$22)	1,128	1,146
Fuel hedge collateral deposits	26	577
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2015—$235; 2014—$169)	738	666
Prepaid expenses and other	740	774

	7,828	7,547

Operating property and equipment:
Owned—
Flight equipment	23,728	21,107
Other property and equipment	4,542	4,016

	28,270	25,123
Less—Accumulated depreciation and amortization	(8,339)	(7,079)

	19,931	18,044

Purchase deposits for flight equipment	788	706

Capital leases—
Flight equipment	1,527	1,272
Other property and equipment	332	331

	1,859	1,603
Less—Accumulated amortization	(998)	(886)

	861	717

	21,580	19,467

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2015—$1,144; 2014—$1,049)	4,136	4,284
Deferred income taxes	2,037	—
Restricted cash	204	276
Other, net	553	498

	11,453	9,581

	$40,861	$36,595

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2015	2014
Current liabilities:
Advance ticket sales	$3,753	$3,701
Frequent flyer deferred revenue	2,117	2,058
Accounts payable	1,869	1,882
Accrued salaries and benefits	2,350	1,818
Current maturities of long-term debt	1,224	1,313
Current maturities of capital leases	135	110
Fuel derivative instruments	124	694
Other	842	932

	12,414	12,508

Long-term debt	9,673	9,953
Long-term obligations under capital leases	727	571

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,826	2,879
Postretirement benefit liability	1,882	1,933
Pension liability	1,488	2,226
Advanced purchase of miles	1,010	1,217
Deferred income taxes	—	1,000
Lease fair value adjustment, net	359	466
Other	1,516	1,446

	9,081	11,167

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 364,609,108 and 374,525,916 shares at December 31, 2015 and 2014, respectively	4	4
Additional capital invested	7,946	7,721
Retained earnings (accumulated deficit)	3,457	(3,883)
Stock held in treasury, at cost	(1,610)	(367)
Accumulated other comprehensive loss	(831)	(1,079)

	8,966	2,396

	$40,861	$36,595

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$7,340	$1,132	$571
Adjustments to reconcile net income to net cash provided by operating activities -
Deferred income taxes	(3,177)	13	(14)
Depreciation and amortization	1,819	1,679	1,689
Special charges, non-cash portion	247	78	50
Other operating activities	115	(21)	18
Changes in operating assets and liabilities -
(Increase) decrease in fuel hedge collateral	551	(577)	—
Unrealized (gain) loss on fuel derivatives	(305)	436	(56)
Decrease in other liabilities	(198)	(238)	(201)
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(200)	(88)	(415)
(Increase) decrease in other assets	(160)	(34)	164
Decrease in accounts payable	(77)	(251)	(265)
Increase in advance ticket sales	52	296	45
(Increase) decrease in receivables	(15)	209	(142)

Net cash provided by operating activities	5,992	2,634	1,444

Cash Flows from Investing Activities:
Capital expenditures	(2,747)	(2,005)	(2,164)
Proceeds from sale of short-term and other investments	2,707	3,112	2,827
Purchases of short-term and other investments	(2,517)	(3,569)	(2,947)
Proceeds from sale of property and equipment	86	94	152
Other, net	(22)	112	110

Net cash used in investing activities	(2,493)	(2,256)	(2,022)

Cash Flows from Financing Activities:
Payments of long-term debt	(2,178)	(2,503)	(2,185)
Repurchases of common stock	(1,233)	(312)	—
Proceeds from issuance of long-term debt	1,073	1,432	1,423
Principal payments under capital leases	(123)	(127)	(134)
Capitalized financing costs	(37)	(104)	(103)
Proceeds from the exercise of stock options	16	60	29
Other	(13)	(42)	(2)

Net cash used in financing activities	(2,495)	(1,596)	(972)

Net increase (decrease) in cash and cash equivalents	1,004	(1,218)	(1,550)
Cash and cash equivalents at beginning of year	2,002	3,220	4,770

Cash and cash equivalents at end of year	$3,006	$2,002	$3,220

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$866	$1,114	$229
Operating lease conversions to capital lease	285	—	—
Exchange of convertible notes for common stock	202	260	240
Airport construction financing	17	14	40
Cash Paid (Refunded) During the Period for:
Interest (net of amounts capitalized)	$660	$748	$752
Income taxes	15	(16)	(20)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2012	332	$3	$7,145	$(35)	$(5,586)	$(1,046)	$481

Net income	—	—	—	—	571	—	571
Other comprehensive income	—	—	—	—	—	1,654	1,654
Convertible debt redemption	28	1	240	—	—	—	241
Share-based compensation	—	—	11	—	—	—	11
Proceeds from exercise of stock options	2	—	29	—	—	—	29
Other	—	—	—	(3)	—	—	(3)

Balance at December 31, 2013	362	4	7,425	(38)	(5,015)	608	2,984

Net income	—	—	—	—	1,132	—	1,132
Other comprehensive loss	—	—	—	—	—	(1,687)	(1,687)
Convertible debt redemption	17	—	260	—	—	—	260
Repurchase of convertible debt	—	—	(34)	—	—	—	(34)
Share-based compensation	—	—	10	—	—	—	10
Proceeds from exercise of stock options	2	—	60	—	—	—	60
Repurchases of common stock	(6)	—	—	(320)	—	—	(320)
Other	—	—	—	(9)	—	—	(9)

Balance at December 31, 2014	375	4	7,721	(367)	(3,883)	(1,079)	2,396

Net income	—	—	—	—	7,340	—	7,340
Other comprehensive income	—	—	—	—	—	248	248
Convertible debt redemptions	11	—	202	—	—	—	202
Share-based compensation	—	—	7	—	—	—	7
Proceeds from exercise of stock options	—	—	16	—	—	—	16
Repurchases of common stock	(21)	—	—	(1,232)	—	—	(1,232)
Other	—	—	—	(11)	—	—	(11)

Balance at December 31, 2015	365	$4	$7,946	$(1,610)	$3,457	$(831)	$8,966

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions)

	Year Ended December 31,
	2015	2014	2013
Operating revenue:
Passenger—Mainline	$26,333	$26,785	$25,997
Passenger—Regional	6,452	6,977	7,125

Total passenger revenue	32,785	33,762	33,122
Cargo	937	938	882
Other operating revenue	4,142	4,201	4,283

	37,864	38,901	38,287

Operating expense:
Salaries and related costs	9,713	8,935	8,625
Aircraft fuel	7,522	11,675	12,345
Regional capacity purchase	2,290	2,344	2,419
Landing fees and other rent	2,203	2,274	2,090
Depreciation and amortization	1,819	1,679	1,689
Aircraft maintenance materials and outside repairs	1,651	1,779	1,821
Distribution expenses	1,342	1,373	1,390
Aircraft rent	754	883	936
Special charges (Note 16)	326	443	520
Other operating expenses	5,076	5,139	5,193

	32,696	36,524	37,028

Operating income	5,168	2,377	1,259

Nonoperating income (expense):
Interest expense	(670)	(742)	(781)
Interest capitalized	49	52	49
Interest income	25	22	21
Miscellaneous, net (Note 16)	(351)	(599)	89

	(947)	(1,267)	(622)

Income before income taxes	4,221	1,110	637
Income tax benefit	(3,080)	(4)	(17)

Net income	$7,301	$1,114	$654

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$7,301	$1,114	$654

Other comprehensive income (loss), net change related to:
Employee benefit plans	70	(1,171)	1,626
Fuel derivative financial instruments	182	(510)	21
Investments and other	(4)	(6)	8
Other	—	—	6

	248	(1,687)	1,661

Total comprehensive income (loss), net	$7,549	$(573)	$2,315

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$3,000	$1,996
Short-term investments	2,190	2,382
Receivables, less allowance for doubtful accounts (2015—$18; 2014—$22)	1,128	1,146
Fuel hedge collateral deposits	26	577
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2015—$235; 2014—$169)	738	666
Prepaid expenses and other	787	823

	7,869	7,590

Operating property and equipment:
Owned—
Flight equipment	23,728	21,107
Other property and equipment	4,542	4,016

	28,270	25,123
Less—Accumulated depreciation and amortization	(8,339)	(7,079)

	19,931	18,044

Purchase deposits for flight equipment	788	706

Capital leases—
Flight equipment	1,527	1,272
Other property and equipment	332	331

	1,859	1,603
Less—Accumulated amortization	(998)	(886)

	861	717

	21,580	19,467

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2015—$1,144; 2014—$1,049)	4,136	4,284
Deferred income taxes	1,995	—
Restricted cash	204	276
Other, net	554	1,210

	11,412	10,293

	$40,861	$37,350

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDER’S EQUITY	2015	2014
Current liabilities:
Advance ticket sales	$3,753	$3,701
Frequent flyer deferred revenue	2,117	2,058
Accounts payable	1,874	1,886
Accrued salaries and benefits	2,350	1,818
Current maturities of long-term debt	1,224	1,313
Current maturities of capital leases	135	110
Fuel derivative instruments	124	694
Other	840	933

	12,417	12,513

Long-term debt	9,673	9,953
Long-term obligations under capital leases	727	571

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,826	2,879
Postretirement benefit liability	1,882	1,933
Pension liability	1,488	2,226
Advanced purchase of miles	1,010	1,217
Deferred income taxes	—	1,000
Lease fair value adjustment, net	359	466
Other	1,516	1,957

	9,081	11,678

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2015 and 2014	—	—
Additional capital invested	6,138	7,347
Retained earnings (accumulated deficit)	3,673	(3,628)
Accumulated other comprehensive loss	(831)	(1,079)
Receivable from related parties	(17)	(5)

	8,963	2,635

	$40,861	$37,350

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$7,301	$1,114	$654
Adjustments to reconcile net income to net cash provided by operating activities -
Deferred income taxes	(3,136)	13	1
Depreciation and amortization	1,819	1,679	1,689
Special charges, non-cash portion	247	78	50
Other operating activities	115	4	(41)
Changes in operating assets and liabilities -
(Increase) decrease in fuel hedge collateral	551	(577)	—
Unrealized (gain) loss on fuel derivatives	(305)	436	(56)
Decrease in other liabilities	(199)	(236)	(203)
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(200)	(88)	(415)
(Increase) decrease in other assets	(160)	(34)	163
Decrease in accounts payable	(77)	(251)	(265)
Increase in advance ticket sales	52	296	45
(Increase) decrease in receivables	(15)	209	(142)
Increase in intercompany receivables	(12)	—	(5)
Decrease in intercompany payables	—	(118)	(34)

Net cash provided by operating activities	5,981	2,525	1,441

Cash Flows from Investing Activities:
Capital expenditures	(2,747)	(2,005)	(2,164)
Proceeds from sale of short-term and other investments	2,707	3,112	2,827
Purchases of short-term and other investments	(2,517)	(3,569)	(2,947)
Proceeds from sale of property and equipment	86	94	152
Other, net	(22)	112	109

Net cash used in investing activities	(2,493)	(2,256)	(2,023)

Cash Flows from Financing Activities:
Payments of long-term debt	(2,178)	(2,503)	(2,185)
Dividend to UAL	(1,233)	(212)	—
Proceeds from issuance of long-term debt	1,073	1,432	1,423
Principal payments under capital leases	(123)	(127)	(134)
Capitalized financing costs	(37)	(104)	(103)
UAL contributions related to stock plans	16	60	29
Other, net	(2)	(33)	1

Net cash used in financing activities	(2,484)	(1,487)	(969)

Net increase (decrease) in cash and cash equivalents	1,004	(1,218)	(1,551)
Cash and cash equivalents at beginning of year	1,996	3,214	4,765

Cash and cash equivalents at end of year	$3,000	$1,996	$3,214

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$866	$1,114	$229
Operating lease conversions to capital lease	285	—	—
Airport construction financing	17	14	40
Transfer of UAL subsidiaries to United	—	186	—
Exchange of convertible notes for common stock	—	156	—
Cash Paid (Refunded) During the Period for:
Interest (net of amounts capitalized)	$660	$748	$752
Income taxes	15	(16)	(15)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S EQUITY

(In millions)

	Common Stock	Additional Capital Invested	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Receivable from Related Parties, Net	Total
Balance at December 31, 2012	—	$7,611	$(5,397)	$(1,053)	$—	$1,161

Net income	—	—	654	—	—	654
Other comprehensive income	—	—	—	1,661	—	1,661
Income taxes	—	(68)	—	—	—	(68)
Contribution of asset by UAL		7	—	—	—	7
Share-based compensation	—	11	—	—	—	11
UAL contribution related to stock plans	—	29	—	—	—	29
Reclassification of related party receivables to equity	—	—	—	—	(232)	(232)

Balance at December 31, 2013	—	7,590	(4,743)	608	(232)	3,223

Net income	—	—	1,114	—	—	1,114
Other comprehensive loss	—	—	—	(1,687)	—	(1,687)
Convertible debt redemption	—	156	—	—	—	156
Dividend and other capital distributions to UAL	—	(469)	1	—	232	(236)
Share-based compensation	—	10	—	—	—	10
UAL contribution related to stock plans	—	60	—	—	—	60
Other	—	—	—	—	(5)	(5)

Balance at December 31, 2014	—	7,347	(3,628)	(1,079)	(5)	2,635

Net income	—	—	7,301	—	—	7,301
Other comprehensive income	—	—	—	248	—	248
Dividend to UAL	—	(1,232)	—	—	—	(1,232)
Share-based compensation	—	7	—	—	—	7
UAL contribution related to stock plans	—	16	—	—	—	16
Other	—	—	—	—	(12)	(12)

Balance at December 31, 2015	—	$6,138	$3,673	$(831)	$(17)	$8,963

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

(b)	Revenue Recognition—The Company records passenger ticket sales and tickets sold by other airlines for use on United as passenger revenue when the transportation is provided or upon estimated breakage. The value of unused passenger tickets is included in current liabilities as Advance ticket sales. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate. When necessary, the Company records a reserve against our interline billings and payables if historical experience indicates that these amounts are different. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date.

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

Accounts receivable primarily consist of amounts due from credit card companies and customers of our aircraft maintenance and cargo transportation services. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analyses. Bad debt expense and write-offs were not material for the years ended December 31, 2015, 2014 and 2013.

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

Miles Earned in Conjunction with Flights

In the case of the sale of air services, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale representing the value of the related miles as a multiple-deliverable revenue arrangement. The miles are recorded in Frequent flyer deferred revenue on the Company’s consolidated balance sheet and recognized into revenue when the transportation is provided.

The Company determines the estimated selling price of air transportation and miles as if each element is sold on a separate basis. The total consideration from each ticket sale is then allocated to each of these elements individually on a pro rata basis.

The Company’s estimated selling price of miles is based on an equivalent ticket value less fulfillment discount, which incorporates the expected redemption of miles, as the best estimate of selling price for these miles. The equivalent ticket value is based on the prior 12 months’ weighted average equivalent ticket value of similar fares as those used to settle award redemptions while taking into consideration such factors as redemption pattern, cabin class, loyalty status and geographic region. The estimated selling price of miles is adjusted by a fulfillment discount that considers a number of factors, including redemption patterns of various customer groups.

Co-branded Credit Card Partner Mileage Sales

United has a significant contract, the Consolidated Amended and Restated Co-Branded Card Marketing Services Agreement (the “Co-Brand Agreement”), to sell MileagePlus miles to its co-branded credit card partner, Chase Bank USA, N.A. (“Chase”). United identified the following significant revenue elements in the Co-Brand Agreement: the air transportation element represented by the value of the mile (generally resulting from its redemption for future air transportation and whose fair value is described above); use of the United brand and access to MileagePlus member lists; advertising; and other travel related benefits.

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

Other Information

The following table provides additional information related to the frequent flyer program (in millions):

Year Ended December 31,	Cash Proceeds from Miles Sold and Earned	Other Revenue Recognized Upon Award of Miles to Third-Party Customers (a)	Increase in Frequent Flyer Deferred Revenue for Miles Awarded (b)	Increase (Decrease) in Advanced Purchase of Miles (c)
2015	$2,999	$1,050	$2,173	$(224)
2014	2,861	882	2,178	(199)
2013	2,903	903	2,174	(174)

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

Restricted cash primarily includes cash collateral associated with workers’ compensation obligations, reserves for institutions that process credit card ticket sales and cash collateral received from fuel hedge counterparties. Restricted cash is classified as short-term or long-term in the consolidated balance sheets based on the expected timing of return of the assets to the Company. Airline industry practice includes classification of restricted cash flows as either investing cash flows or operating cash flows. Cash flows related to restricted cash activity are classified as investing activities because the Company considers restricted cash arising from these activities similar to an investment. The Company’s net cash inflows associated with its restricted cash balances for the years ended December 31, 2015, 2014 and 2013 were $114 million, $75 million and $52 million, respectively.

(e)	Short-term Investments—Short-term investments are classified as available-for-sale and are stated at fair value. Realized gains and losses on sales of investments are reflected in nonoperating income (expense) in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income (loss).

(f)	Aircraft Fuel, Spare Parts and Supplies—The Company accounts for aircraft fuel, spare parts and supplies at average cost and provides an obsolescence allowance for aircraft spare parts with an assumed residual value of 10% of original cost.

(g)	Property and Equipment—The Company records additions to owned operating property and equipment at cost when acquired. Property under capital leases and the related obligation for future lease payments are recorded at an amount equal to the initial present value of those lease payments. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized as property and equipment. It is the Company’s policy to record compensation from delays in delivery of aircraft as a reduction of the cost of the related aircraft.

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

As of December 31, 2015 and 2014, the Company had a carrying value of computer software of $279 million and $281 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company’s depreciation expense related to computer software was $93 million, $81 million and $72 million, respectively. Aircraft and aircraft spare parts were assumed to have residual values of approximately 10% of original cost, and other categories of property and equipment were assumed to have no residual value.

(h)	Maintenance and Repairs—The cost of maintenance and repairs, including the cost of minor replacements, is charged to expense as incurred, except for costs incurred under our power-by-the-hour (“PBTH”) engine maintenance agreements. PBTH contracts transfer certain risk to third-party service providers and fix the amount we pay per flight hour or per cycle to the service provider in exchange for maintenance and repairs under a predefined maintenance program. Under PBTH agreements, the Company recognizes expense at a level rate per engine hour, unless the level of service effort and the related payments during the period are substantially consistent, in which case the Company recognizes expense based on the amounts paid.

(i)	Lease Fair Value Adjustments—Lease fair value adjustments, which arose from recording operating leases at fair value under fresh start or business combination accounting, are amortized on a straight-line basis over the related lease term.

(j)	Regional Capacity Purchase—Payments made to regional carriers under CPAs are reported in Regional capacity purchase in our consolidated statements of operations.

(k)	Advertising—Advertising costs, which are included in Other operating expenses, are expensed as incurred. Advertising expenses were $201 million, $179 million and $178 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(l)

Intangibles—The Company has finite-lived and indefinite-lived intangible assets, including goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs. See Note 2 of this report for additional information related to intangibles.

(m)	Long-Lived Asset Impairments—The Company evaluates the carrying value of long-lived assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. For purposes of this testing, the Company has generally identified the aircraft fleet type as the lowest level of identifiable cash flows. An impairment charge is recognized when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value. See Note 16 of this report for additional information related to asset impairments.

(n)	Share-Based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Obligations for cash-settled restricted stock units (“RSUs”) are remeasured at fair value throughout the requisite service period on the last day of each reporting period based upon UAL’s stock price. In addition to the service requirement, certain RSUs have performance metrics that must be achieved prior to vesting. These awards are accrued based on the expected level of achievement at each reporting period. A cumulative adjustment is recorded on the last day of each reporting period to adjust compensation expense based on both UAL’s stock price and the then current level of expected performance achievement for the performance-based awards. See Note 5 of this report for additional information on UAL’s share-based compensation plans.

(o)	Ticket Taxes—Certain governmental taxes are imposed on the Company’s ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis (excluded from operating revenue).

(p)	Retirement of Leased Aircraft—The Company accrues for estimated lease costs over the remaining term of the lease at the present value of future minimum lease payments, net of estimated sublease rentals (if any), in the period that aircraft are permanently removed from service. When reasonably estimable and probable, the Company estimates maintenance lease return condition obligations for items such as minimum aircraft and engine conditions specified in leases and accrues these amounts over the lease term while the aircraft are operating, and any remaining unrecognized estimated obligations are accrued in the period that an aircraft is removed from service.

(q)	Uncertain Income Tax Positions—The Company has recorded reserves for income taxes and associated interest that may become payable in future years. Although management believes that its positions taken on income tax matters are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. The Company records penalties and interest relating to uncertain tax positions in Other operating expense and Interest expense, respectively, in its consolidated statements of operations. The Company has not recorded any significant expense or liabilities related to interest or penalties in its consolidated financial statements.

(r)	Labor Costs—The Company records expenses associated with amendable labor agreements when the amounts are probable and estimable. These include costs associated with lump sum cash payments that would be made in conjunction with the ratification of labor agreements. To the extent these upfront costs are in lieu of future pay increases, they would be capitalized and amortized over the term of the labor agreements. If not, these amounts would be expensed.

(s)	Third-Party Business—The Company has third-party business revenue that includes fuel sales, catering, ground handling, maintenance services and frequent flyer award non-air redemptions, and third-party business revenue is recorded in Other operating revenue. The Company also incurs third-party business expenses, such as maintenance, ground handling and catering services for third parties, fuel sales and non-air mileage redemptions, and those third-party business expenses are recorded in Other operating expenses.

(t)	Recently Issued Accounting Standards—The Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification, and is effective for annual and interim reporting periods beginning after December 15, 2017. Under the new standard, certain airline ancillary fees directly related to passenger revenue tickets, such as airline change fees and baggage fees, are likely to no longer be considered distinct performance obligations separate from the passenger travel component. In addition, the change fees which were previously recognized when received, will likely be recognized when transportation is provided. The Company is evaluating other impacts on its consolidated financial statements.

The FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The Company adopted the standard as of December 31, 2015. As a result of the adoption, unamortized debt issuance costs previously recorded as an asset on the Company’s balance sheet included under the caption Other, net are now reclassified and presented as a deduction from the carrying amount of the related debt liability. The reclassified amounts were $170 million and $167 million as of December 31, 2015 and 2014, respectively.

The FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under the standard, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient will no longer be categorized in the fair value hierarchy. It is effective for fiscal years and interim periods beginning after December 15, 2015, but early adoption is permitted. As of December 31, 2015, the Company had approximately $200 million of such investments as part of Short-term investments balance sheet total. In addition, pension plan investments measured at net asset value per share will no longer be categorized within the fair value hierarchy. As of December 31, 2015, the Company had approximately $1.4 billion of such investments. The Company is evaluating other impacts on its consolidated financial statements.

The FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. This standard amends existing guidance to require companies to classify all deferred tax assets and liabilities as noncurrent in the statement of financial position. For a particular tax-paying component of an entity and within a particular tax jurisdiction, all deferred tax liabilities and assets, as well as any related valuation allowance, shall be offset and presented as a single noncurrent amount. As a result, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. As of December 31, 2015, the Company adopted this standard and reclassified approximately $1.5 billion from Current assets: Deferred income taxes to Other assets: Deferred income taxes as of December 31, 2015, and reclassified $591 million from Current assets: Deferred income taxes to Other liabilities and deferred credits: Deferred income taxes as of December 31, 2014.

NOTE 2 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents information about the Company’s goodwill and other intangible assets at December 31 (in millions):

		2015		2014
Item	Asset life (a)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$4,523		$4,523

Finite-lived intangible assets
Frequent flyer database (b)	22	$1,177	$702	$1,177	$624
Hubs	20	145	74	145	67
Contracts	12	135	86	155	86
Patents and tradenames	3	108	108	108	108
Airport slots and gates	8	97	97	97	97
Other	25	109	77	109	67

Total		$1,771	$1,144	$1,791	$1,049

Indefinite-lived intangible assets
Route authorities		$1,570		$1,589
Airport slots and gates		942		956
Tradenames and logos		593		593
Alliances		404		404

Total		$3,509		$3,542

(a) Weighted average life expressed in years.

(b) The frequent flyer database is amortized based on an accelerated amortization schedule to reflect utilization of the assets. Estimated cash flows correlating to the expected attrition rate of customers in the frequent flyer database is considered in the determination of the amortization schedules.

Amortization expense in 2015, 2014 and 2013 was $105 million, $128 million and $142 million, respectively. Projected amortization expense in 2016, 2017, 2018, 2019 and 2020 is $90 million, $79 million, $70 million, $64 million and $58 million, respectively.

See Note 16 of this report for additional information related to impairment of intangible assets.

NOTE 3 - COMMON STOCKHOLDERS’ EQUITY AND PREFERRED SECURITIES

In 2014, UAL’s Board of Directors authorized a share repurchase program to acquire up to $1 billion of UAL’s common stock (the “2014 Program”). On July 21, 2015, UAL’s Board of Directors authorized a $3 billion share repurchase program, which the Company expects to complete substantially earlier than its original expected completion date of December 31, 2017 (the “2015 Program”). Under the programs, UAL may repurchase shares through the open market, privately negotiated transactions, block trades, or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. In October 2015, pursuant to the 2015 Program, the Company entered into agreements to repurchase approximately $300 million of shares of UAL common stock through an accelerated share repurchase program (the “ASR Program”). The ASR Program was completed in November 2015 and in total, United purchased approximately 5 million shares at an average price of $58.14 under the program. The aggregate number of shares repurchased by UAL under the ASR Program was based on the volume-weighted average price per share of UAL’s common stock during the calculation period, less a discount. In addition to the ASR Program, UAL spent $932 million to repurchase approximately 16 million shares of UAL common stock in open market transactions in the year ended December 31, 2015. As of December 31, 2015, the Company had completed purchases under the 2014 Program and had $2.4 billion remaining to spend under the 2015 Program. See Part II, Item 5, “Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities” of this report for additional information.

At December 31, 2015, approximately 8 million shares of UAL’s common stock were reserved for future issuance related to the issuance of equity-based awards under the Company’s incentive compensation plans.

As of December 31, 2015, UAL had two shares of junior preferred stock (par value $0.01 per share) outstanding. In addition, UAL is authorized to issue 250 million shares of preferred stock (without par value) under UAL’s amended and restated certificate of incorporation.

NOTE 4 - EARNINGS PER SHARE

The computations of UAL’s basic and diluted earnings per share are set forth below for the years ended December 31 (in millions, except per share amounts):

	2015	2014	2013
Basic earnings per share:
Earnings available to common stockholders	$7,340	$1,132	$571

Basic weighted-average shares outstanding	376	371	348

Earnings per share, basic	$19.52	$3.05	$1.64

Diluted earnings per share:
Earnings available to common stockholders	$7,340	$1,132	$571
Effect of dilutive securities	—	11	26

Earnings available to common stockholders including the effect of dilutive securities	$7,340	$1,143	$597

Diluted shares outstanding:
Basic weighted-average shares outstanding	376	371	348
Effect of convertible notes	—	18	42
Effect of employee stock awards	1	1	1

Diluted weighted-average shares outstanding	377	390	391

Earnings per share, diluted	$19.47	$2.93	$1.53

The number of antidilutive securities excluded from the computation of diluted earnings per share amounts were not material.

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

The Company generally grants incentive compensation awards, including long-term equity-based awards, during the first quarter of the calendar year. In the first quarter of 2015, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.2 million shares of restricted stock and 0.3 million of time-vested RSUs that vest pro-rata over three years on the anniversary of the grant date. The time-vested RSUs are cash-settled based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. In addition, UAL granted 0.6 million performance-based RSUs that will vest based on UAL’s return on invested capital and the Company’s relative improvement in pre-tax margin for the three years ending December 31, 2017. If these performance conditions are achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the RSUs as liability awards.

The following table provides information related to UAL’s share-based compensation plan cost for the years ended December 31 (in millions):

	2015	2014	2013
Compensation cost (a):
RSUs	$52	$104	$88
Restricted stock	6	10	11
Other	—	—	1

Total	$58	$114	$100

(a) All compensation cost is recorded to Salaries and related costs, with the exception of $3 million and $9 million in 2014 and 2013, respectively, that was recorded in integration-related costs as a component of special items.

The table below summarizes UAL’s unearned compensation and weighted-average remaining period to recognize costs for all outstanding share-based awards that are probable of being achieved for the year ended December 31, 2015 (in millions, except as noted):

	Unearned Compensation	Weighted- Average Remaining Period (in years)
RSUs	$37	1.5
Restricted stock	4	1.4

Total	$41

RSUs and Restricted Stock. All outstanding RSUs are to be settled in cash. As of December 31, 2015, UAL had recorded a liability of $102 million related to its RSUs. UAL paid $85 million, $86 million and $29 million related to its RSUs during 2015, 2014 and 2013, respectively.

The table below summarizes UAL’s RSUs and restricted stock activity for the years ended December 31 (shares in millions):

	RSUs	Restricted Stock	Weighted- Average Grant Price
Non-vested at December 31, 2012	4.3	0.8	$23.94
Granted	1.8	0.5	25.98
Vested	(0.5)	(0.3)	23.93
Forfeited	(0.2)	(0.1)	24.76

Non-vested at December 31, 2013	5.4	0.9	25.02
Granted	0.9	0.3	43.33
Vested	(2.2)	(0.4)	24.66
Forfeited	(0.3)	(0.1)	28.88

Non-vested at December 31, 2014	3.8	0.7	32.55
Granted	1.0	0.2	66.53
Vested	(1.6)	(0.4)	31.14
Forfeited	(0.6)	(0.2)	46.23

Non-vested at December 31, 2015	2.6	0.3	48.68

The fair value of RSUs and restricted stock that vested in 2015, 2014 and 2013 was $92 million, $97 million and $22 million, respectively. The fair value of the restricted stock awards was based upon the UAL common stock price on the date of grant. These awards are accounted for as equity awards. The fair value of the RSUs was based on the UAL common stock price as of the last day preceding the settlement date. These awards were accounted for as liability awards. Restricted stock vesting and the recognition of the expense is similar to the stock option vesting described below.

Stock Options. UAL has not granted any stock options since 2010. Historically, stock options were awarded with exercise prices equal to the fair market value of UAL’s common stock on the date of grant. UAL stock options generally vested over a period of either three or four years and have a contractual life of 10 years. Expense related to each portion of an option grant was recognized on a straight-line basis over the specific vesting period for those options. The Company determined the fair value of stock options at the grant date using a Black Scholes option pricing model. As of December 31, 2015, there were less than 0.5 million outstanding stock option awards, all of which were exercisable, with a weighted-average exercise price of $26.80.

NOTE 6 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss) (“AOCI”), net of tax (in millions):

					Deferred Taxes
UAL (a)	Pension and Other Postretirement Unrecognized Actuarial Gains (Losses) and Prior Service Cost		Unrealized Gains (Losses) on Derivatives	Investments and Other	Pension and Other Postretirement Liabilities	Derivative Contracts		Total
Balance at December 31, 2012	$(927)		$(10)	$6	$(115)	$—	(d)	$(1,046)

Other comprehensive income before reclassifications (b)	1,584	(c)	39	7	—	—		1,630
Amounts reclassified from accumulated other comprehensive income (b)	42		(18)	—	—	—		24

Net current-period other comprehensive income (loss)	1,626		21	7	—	—		1,654

Balance at December 31, 2013	$699		$11	$13	$(115)	$—	(d)	$608

Other comprehensive loss before reclassifications (b)	(1,106)	(c)	(599)	—	—	—		(1,705)
Amounts reclassified from accumulated other comprehensive income (b)	(65)		89	(6)	—	—		18

Net current-period other comprehensive income (loss)	(1,171)		(510)	(6)	—	—		(1,687)

Balance at December 31, 2014	$(472)		$(499)	$7	$(115)	$—	(d)	$(1,079)

Other comprehensive income (loss) before reclassifications	78	(c)	(320)	(4)	(28)	115		(159)
Amounts reclassified from accumulated other comprehensive income	31		604	—	(11)	(217)		407

Net current-period other comprehensive income (loss)	109		284	(4)	(39)	(102)		248

Balance at December 31, 2015	$(363)		$(215)	$3	$(154)	$(102)		$(831)

Details about AOCI Components	Amount Reclassified from AOCI to Income			Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
	2015	2014	2013
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of (gains) losses into earnings	$604	$89	$(18)	Aircraft fuel
Amortization of pension and postretirement items
Amortization of unrecognized (gains) losses and prior service cost and the effect of curtailments and settlements (e)	31	(65)	42	Salaries and related costs
Investments and other
Available-for-sale securities—reclassifications of gains into earnings	—	(6)	—	Miscellaneous, net

(a) UAL and United amounts are substantially the same except for an additional $1 million and $6 million of additional gains related to investments and other and an income tax benefit, respectively, at United in 2013.

(b) Income tax expense for these items was offset by the Company’s valuation allowance.

(c) Prior service credits increased by $0 million, $3 million and $331 million and actuarial gains (losses) increased by approximately $78 million, $(1.1) billion and $1.3 billion for 2015, 2014 and 2013, respectively.

(d) Deferred tax balance was offset by the Company’s valuation allowance.

(e) This accumulated other comprehensive income component is included in the computation of net periodic pension and other postretirement costs (see Note 8 of this report for additional information).

NOTE 7 - INCOME TAXES

The significant components of the income tax expense (benefit) are as follows (in millions):

2015	UAL	United
Current	$56	$56
Deferred	(3,177)	(3,136)

	$(3,121)	$(3,080)

2014
Current	$(17)	$(17)
Deferred	13	13

	$(4)	$(4)

2013
Current	$(18)	$(18)
Deferred	(14)	1

	$(32)	$(17)

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows (in millions):

UAL	2015	2014	2013
Income tax provision at statutory rate	$1,477	$395	$189
State income taxes, net of federal income tax	60	16	5
Foreign income taxes	4	2	3
Nondeductible employee meals	15	15	15
State rate change	—	—	(33)
Valuation allowance	(4,684)	(441)	(219)
Other, net	7	9	8

	$(3,121)	$(4)	$(32)

United	2015	2014	2013
Income tax provision at statutory rate	$1,477	$388	$223
State income taxes, net of federal income tax	60	15	5
Foreign income taxes	4	2	3
Nondeductible employee meals	15	15	15
Derivative market adjustment	—	(7)	(24)
State rate change	—	—	(33)
Valuation allowance	(4,643)	(426)	(229)
Other, net	7	9	23

	$(3,080)	$(4)	$(17)

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows (in millions):

	UAL		United
	December 31,		December 31,
	2015	2014	2015	2014
Deferred income tax asset (liability):
Federal and state net operating loss (“NOL”) carryforwards	$2,897	$3,491	$2,855	$3,423
Deferred revenue	2,160	2,287	2,160	2,287
Employee benefits, including pension, postretirement and medical	1,662	1,943	1,662	1,943
Alternative minimum tax (“AMT”) credit carryforwards	232	214	232	214
Other	566	657	566	659
Less: Valuation allowance	(48)	(4,751)	(48)	(4,721)

Total deferred tax assets	$7,469	$3,841	$7,427	$3,805

Depreciation, capitalized interest and other	$(3,921)	$(3,212)	$(3,921)	$(3,212)
Intangibles	(1,511)	(1,545)	(1,511)	(1,545)
Other	—	(84)	—	(48)

Total deferred tax liabilities	$(5,432)	$(4,841)	$(5,432)	$(4,805)

Net deferred tax asset (liability)	$2,037	$(1,000)	$1,995	$(1,000)

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

The federal and state NOL carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carryforwards of $8.0 billion for UAL. If not utilized these federal pre-tax NOLs will expire as follows (in billions): $2.1 in 2025, $2.0 in 2026, $1.4 in 2027 and $2.5 after 2028. In addition, the majority of tax benefits of the state net operating losses of $103 million for UAL will expire over a five to 20-year period. Additionally, the Company has $232 million of AMT credit carryforwards which do not expire.

The Company’s income tax benefit was $3.1 billion for the year ended December 31, 2015. A discrete tax benefit of $3.1 billion for the reduction to the U.S. net federal and state deferred tax asset valuation allowance was included in the income tax benefit for the year ended December 31, 2015.

During 2015, after considering all positive and negative evidence and the four sources of taxable income, the Company concluded that its deferred income tax assets are more likely than not to be realized. In evaluating the likelihood of utilizing the Company’s net federal and state deferred tax assets, the significant relevant factors that the Company considered are: (1) its recent history and forecasted profitability; (2) growth in the U.S. and global economies; and (3) future impact of taxable temporary differences. Although the Company was not in a three-year cumulative loss position at December 31, 2014, management concluded that the low level of cumulative pre-tax income, coupled with the Company’s history of operating losses resulted in a determination that a valuation allowance was still necessary. We considered past profitability and future expectations of profitability to determine whether it is more likely than not that we will generate sufficient taxable income to realize our net deferred tax assets. Management placed significant weight on past performance (i.e., losses or near break-even results in 2009 to 2013) as it is more objectively verifiable than projections of future taxable income. However, during 2015, the Company’s pre-tax profit of $4.2 billion benefited from lower oil prices and improved efficiency that resulted in significant taxable income. Additionally, based upon current projection of future earnings, the Company evaluated the NOLs expiration periods and change in ownership limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and determined the NOLs would be realized before expiring beginning in 2025. Therefore, the Company released almost all of its valuation allowance in 2015, resulting in a $3.1 billion benefit in its provision for income taxes. The valuation allowance recorded in AOCI in prior years was released through the income statement and resulted in remaining debits within AOCI of $285 million and $180 million related to pension and derivatives, respectively, which will not be recognized into income tax expense until either the plans are exited or the Company no longer has any outstanding derivatives.

The Company has retained a valuation allowance of $48 million against certain state and local NOLs and credit carryforwards at the end of 2015. The Company expects these NOLs and credits will expire unused due to limited carryforward periods. The ability to utilize these state NOLs and credits will be evaluated on a quarterly basis to determine if there are any significant events or any prudent and feasible tax planning strategies that would affect the Company’s ability to realize these deferred tax assets.

The Company’s effective tax rates differ from the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and state income tax expense in the U.S., adjustments to the valuation allowances and discrete items. During 2015, the Company reversed a significant portion of valuation allowances. Of the $4.7 billion reversed, $1.5 billion relates to current year income.

The Company’s unrecognized tax benefits related to uncertain tax positions were $24 million, $9 million and $14 million at 2015, 2014 and 2013, respectively. Included in the ending balance at 2015 is $21 million that would affect the Company’s effective tax rate if recognized. The changes in unrecognized tax benefits relating to settlements with taxing authorities, unrecognized tax benefits as a result of tax positions taken during a prior period and unrecognized tax benefits relating from a lapse of the statute of limitations were immaterial during 2015, 2014 and 2013. The Company does not expect significant increases or decreases in their unrecognized tax benefits within the next 12 months.

There are no significant amounts included in the balance at December 31, 2015 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Other Postretirement Plans

We maintain postretirement medical programs which provide medical benefits to certain retirees and eligible dependents, as well as life insurance benefits to certain retirees participating in the plan. Benefits provided are subject to applicable contributions, co-payments, deductibles and other limits as described in the specific plan documentation.

Changes in benefits that either qualified as curtailments (which reduced prior actuarial losses) or negative plan amendments are detailed in the tables below. Actuarial assumption changes are reflected as a component of the net actuarial gains/(losses) during 2015 and 2014. These amounts will be amortized over the average remaining service life of the covered active employees or the average life expectancy of inactive participants and will impact 2015 and 2014 pension and retiree medical expense as described below.

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in these financial statements for the defined benefit and other postretirement plans (in millions):

	Pension Benefits
	Year Ended December 31, 2015	Year Ended December 31, 2014
Accumulated benefit obligation:	$3,795	$4,068

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,803	$4,000
Service cost	124	98
Interest cost	200	201
Actuarial (gain) loss	(298)	807
Gross benefits paid and settlements	(343)	(281)
Other	(13)	(22)

Projected benefit obligation at end of year	$4,473	$4,803

Change in plan assets:
Fair value of plan assets at beginning of year	$2,562	$2,397
Actual gain (loss) on plan assets	(59)	151
Employer contributions	824	307
Gross benefits paid and settlements	(343)	(281)
Other	(9)	(12)

Fair value of plan assets at end of year	$2,975	$2,562

Funded status—Net amount recognized	$(1,498)	$(2,241)

	Pension Benefits
	December 31, 2015	December 31, 2014
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$2	$2
Current liability	(12)	(17)
Noncurrent liability	(1,488)	(2,226)

Total liability	$(1,498)	$(2,241)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(844)	$(982)
Prior service loss	(1)	(1)

Total accumulated other comprehensive loss	$(845)	$(983)

	Other Postretirement Benefits
	Year Ended December 31, 2015	Year Ended December 31, 2014
Change in benefit obligation:
Benefit obligation at beginning of year	$2,052	$1,819
Service cost	21	19
Interest cost	82	88
Plan participants’ contributions	68	67
Benefits paid	(205)	(212)
Actuarial (gain) loss	(22)	262
Other	6	9

Benefit obligation at end of year	$2,002	$2,052

Change in plan assets:
Fair value of plan assets at beginning of year	$57	$57
Actual return on plan assets	1	1
Employer contributions	135	144
Plan participants’ contributions	68	67
Benefits paid	(205)	(212)
Fair value of plan assets at end of year	56	57

Funded status—Net amount recognized	$(1,946)	$(1,995)

	Other Postretirement Benefits
	December 31, 2015	December 31, 2014
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(64)	$(62)
Noncurrent liability	(1,882)	(1,933)

Total liability	$(1,946)	$(1,995)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$236	$233
Prior service credit	246	278

Total accumulated other comprehensive income	$482	$511

The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets at December 31 (in millions):

	2015	2014
Projected benefit obligation	$4,292	$4,625
Accumulated benefit obligation	3,655	3,930
Fair value of plan assets	2,794	2,387

Net periodic benefit cost for the years ended December 31 included the following components (in millions):

	2015		2014		2013
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$124	$21	$98	$19	$121	$52
Interest cost	200	82	201	88	191	110
Expected return on plan assets	(194)	(2)	(180)	(2)	(163)	(2)
Amortization of unrecognized actuarial (gain) loss	85	(22)	12	(47)	48	3
Amortization of prior service credits	—	(32)	—	(31)	—	(3)
Other	4	—	1	—	(8)	2

Net periodic benefit cost	$219	$47	$132	$27	$189	$162

The estimated amounts that will be amortized in 2016 out of accumulated other comprehensive income (loss) into net periodic benefit cost are as follows (in millions):

	Pension Benefits	Other Postretirement Benefits
Actuarial (gain) loss	$71	$(22)
Prior service credit	—	(32)

The assumptions used for the benefit plans were as follows:

	Pension Benefits
Assumptions used to determine benefit obligations	2015	2014
Discount rate	4.58%	4.20%
Rate of compensation increase	3.66%	3.66%

Assumptions used to determine net expense
Discount rate	4.20%	5.10%
Expected return on plan assets	7.40%	7.36%
Rate of compensation increase	3.51%	3.50%

	Other Postretirement Benefits
Assumptions used to determine benefit obligations	2015	2014
Discount rate	4.49%	4.07%

Assumptions used to determine net expense
Discount rate	4.07%	4.94%
Expected return on plan assets	3.00%	4.00%
Health care cost trend rate assumed for next year	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2023)	5.00%	5.00%

During 2015, the Company experienced changes in its benefit obligations related to changes in discount rates and mortality tables in its pension plans and other postretirement benefit plans. The Company used the Society of Actuaries’ 2014 mortality tables, modified to reflect the Social Security Administration Trustee’s Report on current projections regarding expected longevity improvements.

The Company selected the 2015 discount rate for substantially all of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2015, that would provide the necessary cash flows to match projected benefit payments.

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

	Percent of Total	Expected Long-Term Rate of Return

Equity securities	30-40%	9.5%
Fixed-income securities	34-44	5.0
Alternatives	14-27	7.3
Other	0-10	7.0

One-hundred percent of other postretirement plan assets are invested in a deposit administration fund.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement plans. A 1% change in the assumed health care trend rate for the Company would have the following additional effects (in millions):

	1% Increase	1% Decrease
Effect on total service and interest cost for the year ended December 31, 2015	$13	$(11)
Effect on postretirement benefit obligation at December 31, 2015	219	(191)

A one percentage point decrease in the weighted average discount rate would increase the postretirement benefit liability by approximately $227 million and increase the estimated 2015 benefits expense by approximately $12 million.

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

The following tables present information about United’s pension and other postretirement plan assets at December 31 (in millions):

	2015				2014
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity securities funds	$1,135	$254	$881	$—	$1,181	$388	$793	$—
Fixed-income securities	1,109	—	1,100	9	813	—	813	—
Alternatives	527	—	267	260	359	—	148	211
Insurance contract	18	—	—	18	21	—	—	21
Other investments	186	37	149	—	188	—	165	23

Total	$2,975	$291	$2,397	$287	$2,562	$388	$1,919	$255

Other Postretirement Benefit Plan Assets:
Deposit administration fund	$56	$—	$—	$56	$57	$—	$—	$57

Equity and Fixed-Income. Equities include investments in both developed market and emerging market equity securities. Fixed-income includes primarily U.S. and non-U.S. government fixed-income securities and U.S. and non-U.S corporate fixed-income securities.

Insurance Contract and Deposit Administration Fund. Each of these investments are stable value investment products structured to provide investment income.

Alternatives. Alternative investments consist primarily of investments in hedge funds, real estate and private equity interests.

Other investments. Other investments consist of cash and other funds.

The reconciliation of United’s defined benefit plan assets measured at fair value using unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014 is as follows (in millions):

	2015	2014
Balance at beginning of year	$312	$293
Actual return on plan assets:
Sold during the year	11	7
Held at year end	(1)	6
Purchases, sales, issuances and settlements (net)	21	6

Balance at end of year	$343	$312

Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. United’s contributions reflected above have satisfied its required contributions through the 2015 calendar year. In 2016, employer anticipated contributions to all of United’s pension and postretirement plans are at least $400 million and approximately $120 million, respectively.

The estimated future benefit payments, net of expected participant contributions, in United’s pension plans and other postretirement benefit plans as of December 31, 2015 are as follows (in millions):

	Pension	Other Postretirement	Other Postretirement— subsidy receipts
2016	$282	$125	$5
2017	287	128	5
2018	286	131	6
2019	292	135	6
2020	293	140	7
Years 2021 – 2025	1,577	761	40

Defined Contribution Plans

Depending upon the employee group, employer contributions consist of matching contributions and/or non-elective employer contributions. United’s employer contribution percentages vary from 1% to 16% of eligible earnings depending on the terms of each plan. United recorded contributions to its defined contribution plans of $522 million, $503 million and $433 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Multi-Employer Plans

United’s participation in the IAM National Pension Plan (“IAM Plan”) for the annual period ended December 31, 2015 is outlined in the table below. There have been no significant changes that affect the comparability 2015 and 2014 contributions. The risks of participating in these multi-employer plans are different from single-employer plans, as United may be subject to additional risks that others do not meet their obligations, which in certain circumstances could revert to United. The IAM Plan reported $382 million in employers’ contributions for the year ended December 31, 2014. For 2014, the Company’s contributions to the IAM Plan represented more than 5% of total contributions to the IAM Plan.

Pension Fund	IAM National Pension Fund
EIN/ Pension Plan Number	51-6031295 - 002
Pension Protection Act Zone Status (2015 and 2014)	Green Zone. Plans in the green zone are at least 80 percent funded.
FIP/RP Status Pending/Implemented	No
United’s Contributions	$40 million, $39 million and $38 million in the years ended December 31, 2015, 2014 and 2013, respectively
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	N/A

At the date the financial statements were issued, Forms 5500 were not available for the plan year ending in 2015.

Profit Sharing

Substantially all employees participate in profit sharing based on a percentage of pre-tax earnings, excluding special items, profit sharing expense and share-based compensation. Profit sharing percentages range from 5% to 20% depending on the work group, and in some cases profit sharing percentages vary above and below certain pre-tax margin thresholds. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. Eligible non-U.S. co-workers receive profit sharing based on the calculation under the U.S. profit sharing plan for management and administrative employees. The Company recorded profit sharing and related payroll tax expense of $698 million, $235 million and $190 million in 2015, 2014 and 2013, respectively. Profit sharing expense is recorded as a component of Salaries and related costs in the Company’s statements of consolidated operations.

NOTE 9 - FAIR VALUE MEASUREMENTS

Fair Value Information. Accounting standards require us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are described in Note 8 of this report. The table below presents disclosures about the fair value of financial assets and financial liabilities measured at fair value on a recurring basis in the Company’s financial statements as of December 31 (in millions):

	2015				2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$3,006	$3,006	$—	$—	$2,002	$2,002	$—	$—
Short-term investments:
Corporate debt	891	—	891	—	876	—	876	—
Asset-backed securities	710	—	710	—	901	—	901	—
Certificates of deposit placed through an account registry service (“CDARS”)	281	—	281	—	256	—	256	—
U.S. government and agency notes	72	—	72	—	68	—	68	—
Auction rate securities	9	—	—	9	26	—	—	26
Other fixed-income securities	227	—	227	—	255	—	255	—
Enhanced equipment trust certificates (“EETC”)	26	—	—	26	28	—	—	28
Fuel derivatives liability, net	124	—	124	—	717	—	717	—
Foreign currency derivatives	—	—	—	—	2	—	2	—
Restricted cash	206	206	—	—	320	320	—	—

	United
Cash and cash equivalents	$3,000	$3,000	$—	$—	$1,996	$1,996	$—	$—
Short-term investments:
Corporate debt	891	—	891	—	876	—	876	—
Asset-backed securities	710	—	710	—	901	—	901	—
CDARS	281	—	281	—	256	—	256	—
U.S. government and agency notes	72	—	72	—	68	—	68	—
Auction rate securities	9	—	—	9	26	—	—	26
Other fixed-income securities	227	—	227	—	255	—	255	—
EETC	26	—	—	26	28	—	—	28
Fuel derivatives liability, net	124	—	124	—	717	—	717	—
Foreign currency derivatives	—	—	—	—	2	—	2	—
Restricted cash	206	206	—	—	320	320	—	—
Convertible debt derivative asset	—	—	—	—	712	—	—	712
Convertible debt derivative option liability	—	—	—	—	511	—	—	511

United’s debt-related derivatives presented in the tables above related to (a) supplemental indentures that provided that United’s convertible debt was convertible into shares of UAL common stock upon the terms and conditions specified in the indentures, and (b) the embedded conversion options in United’s convertible debt that were required to be separated and accounted for as though they were free-standing derivatives as a result of the United debt becoming convertible into the common stock of a different reporting entity. The derivatives described above related to the 4.5% Convertible Notes due 2015 (the “4.5% Convertible Notes”). Gains (losses) on these derivatives were recorded in Nonoperating income (expense): Miscellaneous, net in United’s statements of consolidated operations. These derivatives along with their gains (losses) were reported in United’s separate financial statements and were eliminated in consolidation for UAL. In January 2015, the holders of substantially all of the remaining $202 million principal amount of the 4.5% Convertible Notes exercised their conversion option resulting in the issuance of 11 million shares of UAL common stock. The derivative assets and liabilities associated with the 4.5% Convertible Notes were settled in connection with the retirement of the related convertible debt, and the final accounting did not materially impact UAL’s or United’s statements of consolidated operations.

Available-for-sale investment maturities—The short-term investments shown in the table above are classified as available-for-sale. As of December 31, 2015, asset-backed securities have remaining maturities of less than one year to approximately 34 years, corporate debt securities have remaining maturities of less than one year to approximately six years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately three years. The EETC securities mature in 2019.

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of December 31 (in millions):

	Fair Value of Debt by Fair Value Hierarchy Level
	2015					2014
	Carrying Amount	Fair Value				Carrying Amount (a)	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$10,897	$11,371	$—	$8,646	$2,725	$11,266	$12,386	$—	$8,568	$3,818

(a) 2014 amount differs from the amount reported in the Company’s Form 10-K for the fiscal year ended December 31, 2014 due to the adoption of an accounting standard update in 2015. See Note 1(t) Recently Issued Accounting Standards of this report for additional information.

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

NOTE 10 - HEDGING ACTIVITIES

Fuel Derivatives

The Company may hedge a portion of its future fuel requirements to protect against increases in the price of fuel. The Company may restructure hedges in response to market conditions prior to their original settlement dates which may result in changes in hedge coverage levels and the potential recognition of gains or losses on such hedge contracts. As of December 31, 2015, the Company had hedged approximately 17% of its projected fuel requirements (652 million gallons) for 2016, with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of December 31, 2015, the Company had fuel hedges expiring through December 2016.

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

Upon proper qualification, the Company accounts for certain fuel derivative instruments as cash flow hedges. All derivatives designated as hedges that meet certain requirements are granted hedge accounting treatment. The types of instruments the Company utilizes that qualify for hedge accounting treatment typically include swaps, call options, collars (which consist of a purchased call option and a sold put option), four-way collars (a collar with a higher strike sold call option and a lower strike purchased put option) and other combinations of options. Generally, utilizing hedge accounting, all periodic changes in the fair value of derivatives designated as hedges that are considered to be effective are recorded in AOCI until the underlying fuel is consumed and recorded in fuel expense. The Company is exposed to the risk that its hedges may not be effective in offsetting changes in the cost of fuel and that its hedges may not continue to qualify for hedge accounting. Hedge ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is classified as Nonoperating income (expense): Miscellaneous, net in the statements of consolidated operations.

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

In addition to cash flow hedges, the Company from time to time enters into fair value hedges related to its aircraft fuel inventory using derivatives such as swaps and futures contracts based on aircraft fuel. Under fair value hedge accounting, the Company records changes in the fair value of both the hedging derivative and the hedged aircraft fuel inventory as fuel expense. The Company records ineffectiveness on fair value hedges as Nonoperating income (expense): Miscellaneous, net in the statements of consolidated operations. As of December 31, 2015, fair value hedges related to aircraft fuel were not material to the Company’s financial statements.

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its consolidated balance sheets, and, accordingly, records any related collateral on a gross basis. The table below presents the fair value amounts of fuel derivative assets and liabilities and the location of amounts recognized in the Company’s financial statements.

At December 31, the Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

Classification	Balance Sheet Location	2015	2014
Derivatives designated as cash flow hedges
Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$119	$450
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	27

		$119	$477

Derivatives not designated for hedge accounting
Assets:
Fuel contracts due within one year	Receivables	$—	$6
Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$5	$244
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	2

Total liabilities		$5	$246

Total derivatives
Assets:
Fuel contracts due within one year	Receivables	$—	$6
Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$124	$694
Fuel contracts with maturities greater than one year	Other liabilities and deferred credits: Other	—	29

Total liabilities		$124	$723

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of non-performance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company had on deposit $26 million and $577 million of collateral with fuel derivative counterparties as of December 31, 2015 and December 31, 2014, respectively. The collateral is recorded as Fuel hedge collateral deposits on the Company’s consolidated balance sheets.

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

	December 31, 2015	December 31, 2014
Fuel derivative instruments	$98	$209
Other liabilities and deferred credits: Other	—	30

Hedge derivatives liabilities, net	$98	$239

The following tables present the fuel hedge gains (losses) recognized during the periods presented and their classification in the financial statements (in millions):

Derivatives designated as cash flow hedges

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Income (Fuel Expense) (Effective Portion)		Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	2015	2014	2015	2014	2015	2014
Fuel contracts	$(320)	$(599)	$(604)	$(89)	$—	$(3)

Derivatives not designated for hedge accounting

	Amount of Gain (Loss) Recognized in Nonoperating income (expense): Miscellaneous, net
	2015	2014	2013
Fuel contracts	$(80)	$(462)	$79

Foreign Currency Derivatives

The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company’s more significant foreign currency exposures include the Canadian dollar, Chinese renminbi, European euro, British pound and Japanese yen. At times, the Company uses derivative financial instruments, such as options, collars and forward contracts, to hedge its exposure to foreign currency. At December 31, 2015, the Company had foreign currency derivative contracts in place to hedge European euro denominated sales. The notional amount of the hedges equates to 18% of the Company’s projected European euro denominated net cash inflows for 2016. Net cash relates primarily to passenger ticket sales inflows partially offset by expenses paid in local currencies. At December 31, 2015, the fair value of the Company’s foreign currency derivatives was not material to the Company’s financial statements.

NOTE 11 - DEBT

(In millions)	At December 31,
	2015	2014
Secured
Notes payable, fixed interest rates of 1.42% to 12.00% (weighted average rate of 5.37% as of December 31, 2015), payable through 2027	$7,971	$7,464
Notes payable, floating interest rates of the London Interbank Offered Rate (“LIBOR”) plus 0.20% to 2.85%, payable through 2027	1,302	1,151
Term loan, LIBOR subject to a 0.75% floor, plus 2.75%, or alternative rate based on certain market rates plus 1.75%, due 2019	875	884
Term loan, LIBOR subject to a 0.75% floor, plus 3.00%, or alternative rate based on certain market rates plus 2%, due 2021	194	499
Unsecured
6% Notes due 2026 to 2028 (a)	—	632
6% Senior Notes due 2020 (a)	300	300
6.375% Senior Notes due 2018 (a)	300	300
4.5% Convertible Notes due 2015	—	202
Other	100	101

	11,042	11,533

Less: unamortized debt discount, premiums and debt issuance costs	(145)	(267)	(b)
Less: current portion of long-term debt	(1,224)	(1,313)

Long-term debt, net	$9,673	$9,953

(a) UAL is the issuer of this debt. United is a guarantor.

(b) 2014 amount differs from the amount reported in the Company’s Form 10-K for the fiscal year ended December 31, 2014 due to the adoption of an accounting standard update in 2015. See Note 1(t) Recently Issued Accounting Standards of this report for additional information.

The table below presents the Company’s contractual principal payments at December 31, 2015 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

2016	$1,224
2017	822
2018	1,359
2019	1,788
2020	942
After 2020	4,907

$11,042

As of December 31, 2015, a substantial portion of the Company’s assets, principally aircraft, route authorities and loyalty program intangible assets, was pledged under various loan and other agreements. As of December 31, 2015, UAL and United were in compliance with their respective debt covenants. Continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.

Secured debt

2013 Credit and Guaranty Agreement. United and UAL are parties to a Credit and Guaranty Agreement (the “Credit Agreement”) as the borrower and guarantor, respectively. The Credit Agreement consists of a $900 million term loan due April 2019 (of which $875 million was outstanding as of December 31, 2015) (the “Term Loan due 2019”), a $500 million term loan due September 2021 (of which $194 million was outstanding as of December 31, 2015) (the “Term Loan due 2021”) and a $1.35 billion revolving credit facility, with $1.35 billion being available for drawing until April 2018 and $1.315 billion being available for drawing until January 2019.

The term loans under the Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of, in the case of the Term Loan due 2019, 2.75% per annum and, in the case of the Term Loan due 2021, 3.0% per annum, subject in each case to a 0.75% floor. Borrowings under the revolving credit facility of the Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 3.0% per annum, or another rate based on certain market interest rates, plus a margin of 2.0% per annum. The principal amount of the term loans must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof, with any unpaid balance due, in the case of the Term Loan due 2019, on April 1, 2019 and, in the case of the Term Loan due 2021, on September 15, 2021. United may prepay all or a portion of the term loans from time to time, at par plus accrued and unpaid interest. United pays a commitment fee equal to 0.75% per-annum on the undrawn amount available under the revolving credit facility.

The Term Loan due 2021 ranks pari passu with the Term Loan due 2019 that United originally borrowed under the Credit Agreement. The Credit Agreement requires United to repay the term loans and any other outstanding borrowings under the Credit Agreement at par plus accrued and unpaid interest if certain changes of control of UAL occur.

As of December 31, 2015, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s Credit Agreement.

As of December 31, 2015, United had cash collateralized $70 million of letters of credit. United also had $437 million of performance bonds relating to various real estate, customs and aircraft financing obligations at December 31, 2015. Most of the letters of credit have evergreen clauses and are expected to be renewed on an annual basis and the performance bonds have expiration dates through 2019.

EETCs. United has $7.8 billion principal amount of equipment notes outstanding issued under EETC financings included in notes payable in the table of outstanding debt above. Generally, the structure of these EETC financings consist of pass-through trusts created by United to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by United and secured by its aircraft. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on United’s consolidated balance sheet because the proceeds held by the depositary are not United’s assets.

In November 2015 and August 2014, United created separate EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. United has received and recorded all of the proceeds from the November 2015 and August 2014 pass-through trusts as debt as of December 31, 2015. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2015 are as follows (in millions, except stated interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of December 31, 2015	Proceeds received from issuance of debt during 2015	Remaining proceeds from issuance of debt to be received in future periods
November 2015	AA	$334	December 2027	3.45%	$334	$334	$—
November 2015	A	100	December 2022	3.70%	100	100	—
August 2014	A	823	September 2026	3.75%	823	711	—
August 2014	B	238	September 2022	4.625%	238	206	—

		$1,495			$1,495	$1,351	$—

In 2015, United borrowed approximately $590 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2015. The notes evidencing these borrowings, which are secured by the related aircraft, have maturity dates ranging from 2025 to 2027 and interest rates comprised of the LIBOR plus a specified margin.

Unsecured debt

6% Notes due 2026. In 2015, UAL used cash to repurchase all $321 million par value 6% Notes due 2026 (the “2026 Notes”).

6% Notes due 2028. In 2015, UAL used cash to repurchase all $311 million par value 6% Notes due 2028 (the “2028 Notes”).

In 2015, the Company recorded a nonoperating special charge of $134 million for the extinguishment of the 2026 Notes and the 2028 Notes. The nonoperating special charge is related to the write-off of unamortized debt discounts.

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

4.5% Senior Limited-Subordination Convertible Notes due 2021. In January 2014, holders of substantially all of the remaining $156 million outstanding principal amount of the 4.5% Senior Limited-Subordination Convertible Notes due 2021 exercised their right to convert such notes into approximately 5 million shares of UAL common stock.

Convertible Debt Securities and Derivatives. UAL, United and the trustee for the 4.5% Convertible Notes were parties to a supplemental indenture that made United’s convertible debt convertible into shares of UAL common stock. For purposes of United separate-entity reporting, as a result of the remaining outstanding debt having been convertible into the stock of a non-consolidated entity, the embedded conversion options in United’s convertible debt were required to be separated and accounted for as though they were free-standing derivatives.

In addition, UAL’s contractual commitment to provide common stock to satisfy United’s obligation upon conversion of the debt was an embedded call option on UAL common stock that was also required to be separated and accounted for as though it were a free-standing derivative. The fair value of the indenture derivative on a separate-entity reporting basis as of December 31, 2014 was an asset of $712 million. The fair value of the embedded conversion options as of December 31, 2014 was a liability of $511 million. The 4.5% Convertible Notes and their related indenture derivative and conversion options were retired in 2015. The initial contribution of the indenture derivatives to United by UAL was accounted for as additional paid-in capital in United’s separate-entity financial statements. Changes in fair value of both the indenture derivative and the embedded conversion options subsequent to October 1, 2010 were recognized in Nonoperating income (expense).

6% Convertible Senior Notes due 2029. In 2014, UAL issued approximately 12 million shares of UAL common stock in exchange for, or upon conversion of, $104 million in aggregate principal amount of UAL’s outstanding 6% Convertible Senior Notes due 2029 held by the holders of these notes.

The collateral, covenants and cross default provisions of the Company’s principal debt instruments that contain such provisions are summarized in the table below:

Debt Instrument	Collateral, Covenants and Cross Default Provisions
Various equipment notes and other notes payable	Secured by certain aircraft. The indentures contain events of default that are customary for aircraft financing, including in certain cases cross default to other related aircraft.
Credit Agreement

Secured by certain of United’s international route authorities, specified take-off and landing slots at certain airports and certain other assets.

The Credit Agreement requires the Company to maintain at least $3.0 billion of unrestricted liquidity at all times, which includes unrestricted cash, short-term investments and any undrawn amounts under any revolving credit facility, and to maintain a minimum ratio of appraised value of collateral to the outstanding obligations under the Credit Agreement of 1.67 to 1.0 at all times. The Credit Agreement contains covenants that, among other things, restrict the ability of UAL and its restricted subsidiaries (as defined in the Credit Agreement) to incur additional indebtedness and to pay dividends on or repurchase stock, although the Company currently has ample ability under these restrictions to repurchase stock under the Company’s share repurchase program.

The Credit Agreement contains events of default customary for this type of financing, including a cross default and cross acceleration provision to certain other material indebtedness of the Company.

6.375% Senior Notes due 2018 6% Senior Notes due 2020

The indentures for these notes contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness and pay dividends on or repurchase stock, although the Company currently has ample ability under these restrictions to repurchase stock under the Company’s share repurchase program.

The indentures contain events of default that are customary for similar financings.

NOTE 12 - ADVANCED PURCHASE OF MILES

United previously sold MileagePlus miles to Chase which United recorded as Advanced purchase of miles. The balance of pre-purchased miles is eligible to be allocated by Chase to MileagePlus members’ accounts by a maximum of $249 million in 2016 and the remainder in 2017. The Co-Brand Agreement contains termination penalties that may require United to make certain payments and repurchase outstanding pre-purchased miles in cases such as United’s insolvency, bankruptcy or other material breaches. The Company has recorded these amounts as Advanced purchase of miles in the liabilities section of the Company’s consolidated balance sheets.

The obligations of UAL, United and Mileage Plus Holdings, LLC to Chase under the Co-Brand Agreement are joint and several. Certain of United’s obligations under the Co-Brand Agreement are secured by a junior lien in all collateral pledged by United under the Credit Agreement. United also provides a first priority lien to Chase on its MileagePlus assets to secure certain of its obligations under the Co-Brand Agreement and its obligations under the credit card processing agreement among United, Paymentech, LLC and JPMorgan Chase Bank, N.A.

NOTE 13 - LEASES AND CAPACITY PURCHASE AGREEMENTS

United leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles.

At December 31, 2015, United’s scheduled future minimum lease payments under operating leases having initial or remaining noncancelable lease terms of more than one year, aircraft leases, including aircraft rent under CPAs and capital leases (substantially all of which are for aircraft) were as follows (in millions):

	Capital Leases	Facility and Other Operating Leases	Aircraft Operating Leases
2016	$206	$1,252	$1,317
2017	162	1,161	1,317
2018	151	899	1,100
2019	86	809	918
2020	66	920	708
After 2020	747	6,799	2,660

Minimum lease payments	$1,418	$11,840	$8,020

Imputed interest	(556)

Present value of minimum lease payments	862
Current portion	(135)

Long-term obligations under capital leases	$727

As of December 31, 2015, United’s aircraft capital lease minimum payments relate to leases of 47 mainline and 29 regional aircraft as well as to leases of nonaircraft assets. Imputed interest rate ranges are 3.5% to 20.8%.

Aircraft operating leases have initial terms of five to twenty-six years, with expiration dates ranging from 2016 through 2024. Under the terms of most leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at fair market value or a percentage of cost. United has facility operating leases that extend to 2041.

During 2015, the Company reached an agreement with AerCap Holdings N.V., a major aircraft leasing company, to lease used Airbus A319s. Eleven aircraft will be delivered over the next two years beginning in early 2016. In addition, up to 14 more aircraft may be delivered over the next five years subject to certain conditions.

United is the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $1.5 billion of underlying debt and interest thereon as of December 31, 2015. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning a variable interest entity (“VIE”). To the extent United’s leases and related guarantees are with a separate legal entity other than a governmental entity, United is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option, or similar feature.

United’s nonaircraft rent expense was approximately $1.3 billion, $1.4 billion and $1.3 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

In addition to nonaircraft rent and aircraft rent, which is separately presented in the consolidated statements of operations, United had aircraft rent related to regional aircraft operating leases, which is included as part of Regional capacity purchase expense in United’s consolidated statement of operations, of $461 million, $442 million and $428 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In connection with UAL Corporation’s and United Air Lines, Inc.’s fresh-start reporting requirements upon their exit from Chapter 11 bankruptcy protection in 2006 and the Company’s acquisition accounting adjustments related to the Company’s merger transaction in 2010, lease valuation adjustments for operating leases were initially recorded in the consolidated balance sheet, representing the net present value of the differences between contractual lease rates and the fair market lease rates for similar leased assets at the time. An asset (liability) results when the contractual lease rates are more (less) favorable than market lease terms at the valuation date. The lease valuation adjustment is amortized on a straight-line basis as an increase (decrease) to rent expense over the individual applicable remaining lease terms, resulting in recognition of rent expense as if United had entered into the leases at market rates. The related remaining lease terms are one to nine years for United. The lease valuation adjustments are classified within other noncurrent liabilities and the net accretion amounts are $107 million, $160 million and $173 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Regional CPAs

United has CPAs with certain regional carriers. We purchase all of the capacity from the flights covered by the CPA at a negotiated price. We pay the regional carrier a predetermined rate, subject to annual inflation adjustments, primarily for block hours flown (the hours from gate departure to gate arrival) and other operating factors and reimburse the regional carrier for various pass-through expenses related to the flights. Under the CPAs, we are responsible for the cost of providing fuel for all flights and for paying aircraft rent for all of the aircraft covered by the CPAs. Generally, the CPAs contain incentive bonus and rebate provisions based upon each regional carrier’s operational performance. United’s CPAs are for 521 regional aircraft, and the CPAs have terms expiring through 2029. Aircraft operated under CPAs include aircraft leased directly from the regional carriers and those owned by United or leased from third-party lessors and operated by the regional carriers. See Part I, Item 2, “Properties” of this report for additional information.

In 2015, United entered into amendments to the CPA with SkyWest Airlines, Inc. (“SkyWest”), a wholly-owned subsidiary of SkyWest, Inc., to operate an additional 25 new 76-seat Embraer S.A. (“Embraer”) E175 aircraft under the United Express brand. SkyWest will purchase all of these 76-seat aircraft directly from the manufacturer with deliveries in 2016 and 2017.

In 2015, United also entered into amendments to the CPA with Mesa Air Group, Inc. and Mesa Airlines, Inc. (“Mesa”), a wholly-owned subsidiary of Mesa Air Group, Inc., pursuant to which Mesa will operate under the United Express brand new Embraer E175 aircraft, 15 of which have delivered or are scheduled to deliver in 2016. United will assign its purchase obligations to Mesa with respect to 10 Embraer E175 aircraft at the time of each aircraft’s delivery, subject to certain conditions. Mesa will purchase the remaining five aircraft directly from Embraer; however, United has agreed that United will, under certain conditions, purchase these five aircraft directly from Embraer.

In 2015, United entered into a new Embraer ERJ 145 CPA with Champlain Enterprises, Inc. operating as CommutAir, pursuant to which CommutAir will operate under the United Express brand 40 used Embraer ERJ145 aircraft that are currently being operated by a different carrier operating under the United Express brand, with transfers that started in December 2015 and will continue through 2017.

In 2014 and 2015, United entered into amendments to a contract with Shuttle America Corporation (“Shuttle America”), a wholly-owned subsidiary of Republic Airways Holdings, for Shuttle America to operate 40 new Embraer E175 aircraft under the United Express brand and extend the term of 38 existing Embraer 170 aircraft operating under the United Express brand. Shuttle America will acquire forty 76-seat Embraer E175 aircraft with remaining deliveries from 2016 through 2017, although United has the right to acquire the aircraft under certain circumstances and lease the aircraft to Shuttle America. These 40 aircraft are in addition to United’s other 113 Embraer E175 aircraft that are currently being operated or will in the future be operated by different United

Express carriers under CPAs. In a separate but related amendment with Republic Airways Holdings Inc. and its subsidiary, Republic Airline Inc. (“Republic”), United and Republic agreed to remove the remaining 13 Q400 aircraft from United Express service by the second quarter of 2016.

Our future commitments under our CPAs are dependent on numerous variables, and are therefore difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. United’s estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to ExpressJet or deemed to be leased from other regional carriers and facility rent that are disclosed as part of aircraft and nonaircraft operating leases. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier’s operational performance will remain at historic levels and (5) an annual projected inflation rate. These amounts exclude variable pass-through costs such as fuel and landing fees, among others. Based on these assumptions as of December 31, 2015, our future payments through the end of the terms of our CPAs are presented in the table below (in millions):

2016	$1,834
2017	1,884
2018	1,550
2019	1,290
2020	1,155
After 2020	4,932

$12,645

It is important to note that the actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. For example, a 10% increase or decrease in scheduled block hours for all of United’s regional operators (whether as a result of changes in average daily utilization or otherwise) in 2016 would result in a corresponding change in annual cash obligations under the CPAs of approximately $144 million (7.9%).

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

The Company’s evaluation of its association with VIEs is described below:

Aircraft Leases. We are the lessee in a number of operating leases covering the majority of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for VIEs. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case for many of our operating leases; however, leases of approximately 47 mainline jet aircraft contain a fixed-price purchase option that allow United to purchase the aircraft at predetermined prices on specified dates during the lease term. Additionally, leases covering approximately 207 leased regional jet aircraft contain an option to purchase the aircraft at the end of the lease term at prices that, depending on market conditions, could be below fair value. United has not consolidated the related trusts because, even taking into consideration these purchase options, United is still not the primary beneficiary. United’s maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments in Note 13 of this report.

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Commitments. In January 2016, UAL entered into a purchase agreement amendment with The Boeing Company (“Boeing”) for a firm narrowbody aircraft order of 40 Boeing 737 Next Generation (“737NG”) aircraft. As of December 31, 2015 (as adjusted to include the order discussed above), United had firm commitments and options to purchase aircraft from Boeing, Embraer and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737NG/737 MAX 9	155
Boeing 777-300ER	10
Boeing 787-8/-9/-10	30
Embraer E175	10
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery from 2016 through 2024.

The table below summarizes United’s commitments as of December 31, 2015, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets for the years ended December 31 (in billions). The table below is adjusted to include the impact of the January 2016 Boeing 737NG aircraft order discussed above. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

2016	$3.4
2017	3.1
2018	3.3
2019	2.9
2020	2.8
After 2020	7.7

$23.2

As of December 31, 2015 (as adjusted to include the order discussed above), United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures.

Legal and Environmental. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. As of December 31, 2015, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of the litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition.

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

As of December 31, 2015, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.5 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. These tax-exempt special facilities revenue bonds are included in our lease commitments disclosed in Note 13 of this report. The leasing arrangements associated with $302 million of these obligations are accounted for as capital leases. All of these bonds are due between 2017 and 2038.

In United’s financing transactions that include loans, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2015, the Company had $2.4 billion of floating rate debt and $118 million of fixed rate debt, with remaining terms of up to 12 years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate balance of $2.4 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2015, approximately $1.3 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2015, the Company’s contingent exposure was approximately $224 million principal amount of such bonds based on its recent consortia participation. The Company’s contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2017 to 2041. The Company did not record a liability at the time these indirect guarantees were made.

Regional Capacity Purchase. As of December 31, 2015, United had 279 call options to purchase regional jet aircraft being operated by certain regional carriers. At December 31, 2015, none of the call options was exercisable because none of the required conditions to make an option exercisable by United was met.

Credit Card Processing Agreements. The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company’s credit card processing agreements, the financial institutions in certain circumstances have the right to require that the Company maintain a reserve equal to a portion of advance ticket sales that has been processed by that financial institution, but for which the Company has not yet provided the air transportation. Such financial institutions may require additional cash or other collateral reserves to be established or additional withholding of payments related to receivables collected if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short-term investments (collectively, “Unrestricted Liquidity”). The Company’s current level of Unrestricted Liquidity is substantially in excess of these minimum levels.

Labor Negotiations. As of December 31, 2015, United, including its subsidiaries, had approximately 84,000 employees. Approximately 80% of United’s employees were represented by various U.S. labor organizations as of December 31, 2015.

The Company has reached joint collective bargaining agreements with the majority of its employee groups since the merger transaction in 2010. The Company continues to negotiate in mediation for a joint flight attendant collective bargaining agreement, extensions to the IAM represented employees’ agreements and a joint technician and related employees’ collective bargaining agreement following the rejected proposal for ratification of a joint technician and related employees’ agreement. The Company can provide no assurance that a successful or timely resolution of these labor negotiations will be achieved.

NOTE 16 - SPECIAL ITEMS

Special items classified as special charges in the statements of consolidated operations consisted of the following for the years ended December 31 (in millions):

Operating:	2015	2014	2013
Severance and benefit costs	$107	$199	$105
Impairment of assets	79	49	33
Integration-related costs	60	96	205
Labor agreement costs	18	—	127
(Gains) losses on sale of assets and other miscellaneous (gains) losses, net	62	99	50

Special charges	326	443	520
Nonoperating and income taxes:
Loss on extinguishment of debt and other, net	202	74	—
Income tax benefit related to special charges	(11)	(10)	(7)
Income tax benefit associated with valuation allowance release (Note 7)	(3,130)	—	—

Total operating and nonoperating special charges, net of income taxes	$(2,613)	$507	$513

2015

The Company recorded $107 million of severance and benefit costs primarily related to a voluntary early-out program for its flight attendants. In 2014, more than 2,500 flight attendants elected to voluntarily separate from the Company and will receive a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through the end of 2016.

The Company recorded $33 million ($22 million net of related income tax benefit) related to its annual assessment of impairment of its indefinite-lived intangible assets (certain domestic slots and international Pacific routes), $8 million for the write-off of unexercised aircraft purchase options and $7 million for inventory held for sale. The Company also recorded other impairments, including $10 million for discontinued internal software projects and $10 million for the impairment of several engines held for sale.

Integration-related costs include compensation costs related primarily to systems integration and training for employees.

During 2015, the Company also recorded $32 million related to charges for legal matters, $18 million related to collective bargaining agreements, $16 million for the cease use of an aircraft under lease and $14 million for losses on the sale of aircraft and other miscellaneous gains and losses.

The Company recorded $202 million of losses as part of Nonoperating income (expense): Miscellaneous, net due primarily to the write-off of $134 million related to the unamortized non-cash debt discount from the extinguishment of the 2026 Notes and the 2028 Notes. During 2015, the Company also recorded a $61 million foreign exchange loss related to its cash holdings in Venezuela. The Venezuelan government has maintained currency controls and fixed official exchange rates (i.e. Sistema Complementario de Administracion de Divisas (“SICAD”), and Sistema Marginal de Divisas (“SIMADI”)) for many years. Previously, airlines were permitted to use the more favorable SICAD rate (currently 13.5 Venezuelan bolivars to one U.S. dollar) if repatriating profits and for payments of local goods and services in Venezuela. During 2015, many of the payments for local goods and services have transitioned to utilizing the SIMADI rate (currently 200 Venezuelan bolivars to one U.S. dollar) or have been required to be paid in U.S. dollars. Furthermore, the Venezuelan government has not permitted the exchange and repatriations of local currency since mid-2014. As a result, the Company changed the exchange rate from historical SICAD rates to a combination of SIMADI and SICAD rates based on projections of future cash payments. Including this adjustment, the Company’s resulting cash balance held in Venezuelan bolivars at December 31, 2015 is approximately $13 million.

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

The Company recorded a charge of $16 million ($10 million net of related income tax benefits) related to its annual assessment of impairment of its indefinite-lived intangible assets (certain international Pacific routes). In addition, the Company also recorded $33 million for charges related primarily to impairment of its flight equipment held for disposal associated with its Boeing 737-300 and 737-500 fleets.

Integration-related costs included compensation costs related to systems integration, training, severance and relocation for employees.

The Company recorded $66 million for the permanent grounding of 21 of the Company’s Embraer ERJ 135 regional aircraft under lease through 2018, which included an accrual for remaining lease payments and an amount for maintenance return conditions. The Company decided to permanently ground these 21 Embraer ERJ 135 aircraft as a result of new Embraer E175 regional jet deliveries, the impact of pilot shortages at regional carriers and fuel prices. In addition, the Company also recorded $33 million for losses on the sale of assets and other special charges.

United used cash to retire, at par, the entire $248 million principal balance of the 6% Convertible Debentures and the 6% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES) and incurred $64 million of expense primarily associated with the write-off of the related non-cash debt discounts. The Company also recorded $10 million of foreign exchange losses in Venezuela in 2014.

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

Accrual Activity

Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft is as follows (in millions):

	Severance/ Medical Costs	Permanently Grounded Aircraft
Balance at December 31, 2012	$65	$5
Accrual	120	10
Payments	(94)	(4)

Balance at December 31, 2013	91	11
Accrual	199	102
Payments	(181)	(11)

Balance at December 31, 2014	109	102
Accrual	107	30
Payments	(189)	(54)

Balance at December 31, 2015	$27	$78

The Company’s accrual and payment activity is primarily related to severance and other compensation expense associated with voluntary employee early retirement programs.

NOTE 17 - SEGMENT INFORMATION

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

The Company’s operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the years ended December 31 is presented in the table below (in millions):

	2015
Domestic (U.S. and Canada)	$21,931
Pacific	5,498
Atlantic	7,068
Latin America	3,367

Total	$37,864

	2014
Domestic (U.S. and Canada)	$22,320
Pacific	5,767
Atlantic	7,321
Latin America	3,493

Total	$38,901

	2013
Domestic (U.S. and Canada)	$22,092
Pacific	5,794
Atlantic	7,132
Latin America	3,261

Total	$38,279	(a)

(a) UAL and United amounts are substantially the same.

The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. The Company’s operations involve an insignificant level of dedicated revenue-producing assets in geographic regions as the overwhelming majority of the Company’s revenue producing assets (primarily U.S. registered aircraft) can be deployed in any of its geographic regions.

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

UAL	Quarter Ended
(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2015
Operating revenue	$8,608	$9,914	$10,306	$9,036
Income from operations	741	1,445	1,899	1,081
Net income	508	1,193	4,816	823
Basic earnings per share	1.33	3.14	12.83	2.24
Diluted earnings per share	1.32	3.14	12.82	2.24
2014
Operating revenue	$8,696	$10,329	$10,563	$9,313
Income (loss) from operations	(349)	906	1,191	625
Net income (loss)	(609)	789	924	28
Basic earnings (loss) per share	(1.66)	2.11	2.49	0.08
Diluted earnings (loss) per share	(1.66)	2.01	2.37	0.07

UAL’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results. UAL’s quarterly results were impacted by the following significant items (in millions):

	Quarter Ended
	March 31	June 30	September 30	December 31
2015
Operating:
Severance and benefit costs	$50	$25	$28	$4
Impairment of assets	2	11	18	48
Integration-related costs	18	14	15	13
(Gains) losses on sale of assets and other miscellaneous (gains) losses, net	(6)	5	15	66

Special charges	64	55	76	131
Nonoperating and income taxes:
Loss on extinguishment of debt and other, net	6	128	61	7
Income tax benefit related to special charges	—	—	—	(11)
Income tax expense (benefit) associated with valuation allowance release	—	—	(3,218)	88

Total operating and nonoperating special items, net of income taxes	$70	$183	$(3,081)	$215

2014
Operating:
Severance and benefit costs	$14	$38	$6	$141
Impairment of assets	1	32	—	16
Integration-related costs	34	17	28	17
Costs associated with permanently grounding Embraer ERJ 135 aircraft	—	66	—	—
Losses on sale of assets and other special (gains) losses, net	3	16	9	5

Special charges	52	169	43	179
Nonoperating and income taxes:
Loss on extinguishment of debt and other, net	21	—	—	53
Income tax benefit related to special charges	(1)	—	(3)	(6)

Total operating and nonoperating special charges, net of income taxes	$72	$169	$40	$226

See Note 16 of this report for additional information of these items.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the acting Chief Executive Officer and acting Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including the acting Chief Executive Officer and acting Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the acting Chief Executive Officer and the acting Chief Financial Officer of UAL and United have concluded that as of December 31, 2015, disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2015

During the three months ended December 31, 2015, there was no change in UAL’s or United’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United Continental Holdings, Inc.

We have audited United Continental Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 18, 2016

United Continental Holdings, Inc. Management Report on Internal Control Over Financial Reporting

February 18, 2016

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

Under the supervision and with the participation of management, including our acting Chief Executive Officer and acting Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our acting Chief Executive Officer and acting Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm, Ernst & Young LLP, who audited UAL’s consolidated financial statements included in this Form 10-K, has issued a report on UAL’s internal control over financial reporting, which is included herein.

United Airlines, Inc. Management Report on Internal Control Over Financial Reporting

February 18, 2016

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

Under the supervision and with the participation of management, including United’s acting Chief Executive Officer and acting Chief Financial Officer, United conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United’s acting Chief Executive Officer and acting Chief Financial Officer concluded that its internal control over financial reporting was effective as of December 31, 2015.

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

Certain information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2016 Annual Meeting of Stockholders. Information regarding the executive officers of UAL is presented below.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

EXECUTIVE OFFICERS OF UAL

The executive officers of UAL are listed below, along with their ages, tenure as officer and business background for at least the last five years.

Michael P. Bonds. Age 53. Mr. Bonds has been Executive Vice President Human Resources and Labor Relations of UAL and United since October 2010. From June 2005 to September 2010, Mr. Bonds served as Senior Vice President Human Resources and Labor Relations of Continental Airlines, Inc. (“Continental”). Mr. Bonds joined Continental in 1995.

James E. Compton. Age 60. Mr. Compton has been Vice Chairman and Chief Revenue Officer of UAL and United since December 2012. From October 2010 to December 2012, Mr. Compton served as Executive Vice President and Chief Revenue Officer of UAL, United and Continental. From January 2010 to September 2010, Mr. Compton served as Executive Vice President and Chief Marketing Officer of Continental. From August 2004 to December 2009, Mr. Compton served as Executive Vice President—Marketing of Continental. Mr. Compton joined Continental in 1995.

Brett J. Hart. Age 46. Mr. Hart has been acting Chief Executive Officer and principal executive officer of the Company since October 2015. Previously, Mr. Hart served as Executive Vice President, General Counsel and Secretary of UAL and United since February 2012. From December 2010 to February 2012, he served as Senior Vice President, General Counsel and Secretary of UAL, United and Continental. From June 2009 to December 2010, Mr. Hart served as Executive Vice President, General Counsel and Corporate Secretary at Sara Lee Corporation, a consumer food and beverage company. From March 2005 to May 2009, Mr. Hart served as Deputy General Counsel and Chief Global Compliance Officer of Sara Lee Corporation. Mr. Hart joined UAL in 2010.

Gregory L. Hart. Age 50. Mr. Hart has been Executive Vice President and Chief Operations Officer of UAL and United since February 2014. From December 2013 to February 2014, he served as Senior Vice President Operations of UAL and United. From September 2012 to December 2013, Mr. Hart served as Senior Vice President Technical Operations of United. From October 2010 to September 2012, Mr. Hart served as Senior Vice President Network of United and Continental. From September 2008 to September 2010, Mr. Hart served as Vice President Network Strategy of Continental. Mr. Hart joined Continental in 1997.

Linda P. Jojo. Age 50. Ms. Jojo has been Executive Vice President and Chief Information Officer of UAL and United since November 2014. From July 2011 to October 2014, Ms. Jojo served as Executive Vice President and Chief Information Officer of Rogers Communications, Inc., a Canadian communications and media company. From October 2008 to June 2011, Ms. Jojo served as Chief Information Officer of Energy Future Holdings, a Dallas-based privately held energy company and electrical utility provider.

Chris Kenny. Age 51. Mr. Kenny has been Vice President and Controller of UAL and United since October 2010. From September 2003 to September 2010, Mr. Kenny served as Vice President and Controller of Continental. Mr. Kenny joined Continental in 1997.

Gerald Laderman. Age 58. Mr. Laderman has been Senior Vice President Finance and acting Chief Financial Officer since August 2015. Mr. Laderman served as Senior Vice President Finance, Procurement and Treasurer for UAL and United since 2013 and served as Senior Vice President Finance and Treasurer for the Company from 2010 to 2013. From 2001 to 2010, Mr. Laderman served as Senior Vice President of Finance and Treasurer for Continental. Mr. Laderman joined Continental in 1988 as senior director legal affairs, finance and aircraft programs.

Oscar Munoz. Age 57. Mr. Munoz was named President and Chief Executive Officer effective September 8, 2015. From February 2015 to September 2015, Mr. Munoz served as President and Chief Operating Officer of CSX Corporation (“CSX”), a railroad and intermodal transportation services company, overseeing operations, sales and marketing, human resources, service design and information technology. Prior to his appointment as President and Chief Operating Officer of CSX, Mr. Munoz served as Executive Vice President and Chief Operating Officer of CSX Transportation from January 2012 to February 2015 and as Executive Vice President and Chief Financial Officer of CSX from 2003 to 2012. Mr. Munoz has been a director of the Company and Chairman of the Audit Committee of the Board of Directors since 2010.

There are no family relationships among the executive officers or the directors of UAL. The executive officers are elected by the Board of Directors each year and hold office until the organization meeting of the Board of Directors in the subsequent year, until his or her successor is chosen or until his or her earlier death, resignation or removal.

The Company has a code of ethics, the “Ethics and Compliance Principles,” for its directors, officers and employees. The code serves as a “Code of Ethics” as defined by SEC regulations, and as a “Code of Business Conduct and Ethics” under the listed Company Manual of the NYSE. The code is available on the Company’s website at http://ir.united.com. Waivers granted to certain officers from compliance with or future amendments to the code will be disclosed on the Company’s website in accordance with Item 5.05 of Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee of the UAL Board of Directors has adopted a policy on pre-approval of services of the Company’s independent registered public accounting firm. As a wholly-owned subsidiary of UAL, United’s audit services are determined by UAL. The policy provides that the Audit Committee shall pre-approve all audit and non-audit services to be provided to UAL and its subsidiaries and affiliates by its independent auditors. The process by which this is carried out is as follows:

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

On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. The Audit Committee has considered whether the 2015 and 2014 non-audit services provided by Ernst & Young LLP, the Company’s independent registered public accounting firm, are compatible with maintaining auditor independence.

All of the services in 2015 and 2014 under the Audit Fees, Audit Related Fees, Tax Fees and All Other Fees categories below have been approved by the Audit Committee pursuant to paragraph (c)(7) of Rule 2-01 of Regulation S-X of the Exchange Act.

The aggregate fees billed for professional services rendered by the Company’s independent auditors in 2015 and 2014 are as follows (in thousands):

Service	2015	2014
Audit Fees	$4,193	$3,827
Audit Related Fees	98	181
Tax Fees	2,050	560
All Other Fees	5	5

	$6,346	$4,573

Note: UAL and United amounts are the same.

AUDIT FEES

For 2015 and 2014, audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements and the audit of the effectiveness of internal control over financial reporting of United Continental Holdings, Inc. and its wholly-owned subsidiaries. Audit fees also include the audit of the consolidated financial statements of United, employee benefit plan audits, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.

AUDIT RELATED FEES

For 2015 and 2014, fees for audit related services consisted of understanding key process changes and identifying and testing changes in the internal control environment prior to implementation of system conversions, and an assessment of certain information technology security related controls.

TAX FEES

Tax fees for 2015 and 2014 include professional services provided for preparation of tax returns of federal, foreign and state tax returns, research and consultations regarding tax accounting, and tax compliance matters and assistance in assembling data to prepare for and respond to governmental reviews of past tax filings, exclusive of tax services rendered in connection with the audit.

ALL OTHER FEES

Fees for all other services billed in 2015 and 2014 consist of subscriptions to Ernst & Young LLP’s on-line accounting research tool.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements. The financial statements required by this item are listed in Part II, Item 8, Financial Statements and Supplementary Data herein.

(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013.

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

Date: February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Continental Holdings, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ Brett J. Hart Brett J. Hart	Acting Chief Executive Officer (Principal Executive Officer)

/s/ Gerald Laderman Gerald Laderman	Senior Vice President Finance and acting Chief Financial Officer (Principal Financial Officer)

/s/ Chris Kenny Chris Kenny	Vice President and Controller (Principal Accounting Officer)

/s/ Carolyn Corvi Carolyn Corvi	Director

/s/ Richard A. Delaney Richard A. Delaney	Director

/s/ Jane C. Garvey Jane C. Garvey	Director

/s/ James J. Heppner James J. Heppner	Director

/s/ Walter Isaacson Walter Isaacson	Director

Signature	Capacity

/s/ Henry L. Meyer III Henry L. Meyer III	Director

/s/ Oscar Munoz Oscar Munoz	Director

/s/ William R. Nuti William R. Nuti	Director

/s/ Laurence E. Simmons Laurence E. Simmons	Director

/s/ David J. Vitale David J. Vitale	Director

/s/ John H. Walker John H. Walker	Director

/s/ Charles A. Yamarone Charles A. Yamarone	Director

Date:    February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Airlines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ Brett J. Hart Brett J. Hart	Acting Chief Executive Officer and Director (Principal Executive Officer)

/s/ Gerald Laderman Gerald Laderman	Senior Vice President Finance and acting Chief Financial Officer and Director (Principal Financial Officer)

/s/ Chris Kenny Chris Kenny	Vice President and Controller (Principal Accounting Officer)

/s/ James E. Compton James E. Compton	Director

/s/ Gregory L. Hart Gregory L. Hart	Director

Date: February 18, 2016

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2015, 2014 and 2013

(In millions) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other		Balance at End of Period
Allowance for doubtful accounts—UAL and United:
2015	$22	$25	$29	$—		$18
2014	13	45	36	—		22
2013	13	35	35	—		13
Obsolescence allowance—spare parts—UAL and United:
2015	$169	$38	$—	$28		$235
2014	162	35	28	—		169
2013	125	38	1	—		162
Valuation allowance for deferred tax assets—UAL:
2015	$4,751	$—	$4,703	$—		$48
2014	4,591	156	—	4	(b)	4,751
2013	5,388	7	888	84	(b)	4,591
Valuation allowance for deferred tax assets—United:
2015	$4,721	$—	$4,673	$—		$48
2014	4,561	167	—	(7)	(b)	4,721
2013	5,288	8	898	163	(b)	4,561

(a) Deduction from reserve for purpose for which reserve was created.

(b) See Note 7 to the financial statements included in Part II, Item 8 of this report for additional information related to other valuation allowance adjustments.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

Plan of Merger

*2.1	UAL United	Agreement and Plan of Merger, dated as of May 2, 2010, by and among UAL Corporation, Continental Airlines, Inc. and JT Merger Sub Inc. (schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to UAL’s Form 8-K filed May 4, 2010, Commission file number 1-6033, and incorporated herein by reference)

*2.2	United	Agreement and Plan of Merger, dated as of March 28, 2013, by and between Continental Airlines, Inc. and United Air Lines, Inc. (filed as Exhibit 2.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

Articles of Incorporation and Bylaws

*3.1	UAL	Amended and Restated Certificate of Incorporation of United Continental Holdings, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*3.2	UAL	Amended and Restated Bylaws of United Continental Holdings, Inc. (filed as Exhibit 3.2 to UAL’s Form 10-K filed February 20, 2014, Commission file number 1-6033, and incorporated herein by reference)

*3.3	United	Amended and Restated Certificate of Incorporation of United Airlines, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

*3.4	United	Amended and Restated By-laws of United Airlines, Inc. (filed as Exhibit 3.2 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

Instruments Defining Rights of Security Holders, Including Indentures

*4.1	UAL United	Amended and Restated Indenture, dated as of January 11, 2013, by and among United Continental Holdings, Inc. as Issuer, United Air Lines, Inc. as Guarantor, and the Bank of New York Mellon Trust Company, N.A. as Trustee, providing for issuance of 6% Notes due 2028, 6% Notes due 2026 and 8% Notes due 2024 (filed as Exhibit 4.6 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*4.2	UAL United	First Supplemental Indenture, dated as of April 1, 2013, by and among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Amended and Restated Indenture, dated as of January 11, 2013 (filed as Exhibit 4.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.3	UAL United	Second Supplemental Indenture, dated as of September 13, 2013, by and among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Amended and Restated Indenture, dated as of January 11, 2013 (filed as Exhibit 4.1 to UAL’s Form 8-K filed September 19, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.4	United	Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit to 4.1 to Continental’s Form S-3/A filed July 18, 1997, Commission file number 1-10323, and incorporated herein by reference)

*4.5	UAL United	Fourth Supplemental Indenture, dated as of October 1, 2010, by and among Continental Airlines, Inc., United Continental Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to the Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit 4.3 to UAL’s Form 8-K dated October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.6	UAL United	Fifth Supplemental Indenture, dated as of May 15, 2014, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to UAL’s Form 8-K filed on May 19, 2014, Commission file number 1-6033, and incorporated herein by reference)

*4.7	UAL United	Indenture, dated as of May 7, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.8	UAL United	First Supplemental Indenture, dated as of May 7, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 6.375% Senior Notes due 2018 (filed as Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.9	UAL United	Form of 6.375% Senior Notes due 2018 (filed as Exhibit A to Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.10	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.11	UAL United	Second Supplemental Indenture, dated as of November 8, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 6.000% Senior Notes due 2020 (filed as Exhibit 4.2 to UAL’s Form 8-K filed on November 12, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.12	UAL United	Form of 6.000% Senior Notes due 2020 (filed as Exhibit 4.3 to UAL’s Form 8-K filed on November 12, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.13	UAL United	Form of Notation of Note Guarantee (filed as Exhibit 4.4 to UAL’s Form 8-K filed on November 12, 2013, Commission file number 1-6033, and incorporated herein by reference)

Material Contracts

*†10.1	UAL	United Continental Holdings, Inc. Profit Sharing Plan (amended and restated effective January 1, 2014, except as otherwise provided therein) (filed as Exhibit 10.1 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-6033, and incorporated herein by reference)

*†10.2	UAL	First Amendment to United Continental Holdings, Inc. Profit Sharing Plan (effective January 1, 2014) (filed as Exhibit 10.2 to UAL’s Form 10-K for the year ended December 31, 2014, Commission file number 1-6033, and incorporated herein by reference)

†10.3	UAL	Second Amendment to United Continental Holdings, Inc. Profit Sharing Plan (effective January 1, 2015)

*†10.4	UAL United	Employment Agreement, dated December 31, 2015, among United Continental Holdings, Inc., United Airlines, Inc. and Oscar Munoz (filed as Exhibit 10.1 to UAL’s Form 8-K filed January 7, 2016, Commission file number 1-10323, and incorporated herein by reference)

*†10.5	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and James E. Compton (filed as Exhibit 10.12 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.6	UAL United	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Gerald Laderman (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*†10.7	UAL United	United Continental Holdings, Inc. Senior Officer Severance Plan (effective October 1, 2014) (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*†10.8	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc., Continental Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.21 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.9	UAL	Confidentiality and Non-Competition Agreement, dated April 23, 2009, by and among Continental Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.1 to Continental Airlines, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.10	UAL United	Separation Agreement, dated as of September 8, 2015, by and among United Continental Holdings, Inc., United Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.1 to UAL’s Form 8-K filed September 8, 2015, Commission file number 1-6033, and incorporated herein by reference)

†10.11	UAL	Description of Benefits for Officers of United Continental Holdings, Inc. and United Airlines, Inc.

*†10.12	UAL	United Continental Holdings, Inc. Officer Travel Policy (filed as Exhibit 10.24 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.13	UAL	United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Annex A to UAL Corporation’s 2013 Definitive Proxy Statement filed on April 26, 2013, Commission file number 1-6033, and incorporated herein by reference) (now named the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

*†10.14	UAL	Amendment No. 1 to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (changing the name to United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Annex A to UAL’s Definitive Proxy Statement filed on April 26, 2013, Commission file number 1-6033, and incorporated herein by reference)

*†10.15	UAL	Form of Stock Option Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.25 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10.16	UAL	Form of Restricted Share Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (2012 and 2013 awards) (filed as Exhibit 10.37 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated by reference)

*†10.17	UAL	Form of Restricted Share Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (awards during and after 2014) (filed as Exhibit 10.27 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-6033, and incorporated by reference)

*†10.18	UAL	United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.31 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.19	UAL	First Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (effective with respect to performance periods beginning on or after January 1, 2012) (filed as Exhibit 10.33 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.20	UAL	Second Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.29 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*†10.21	UAL	Third Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

†10.22	UAL	Fourth Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

†10.23	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (ROIC awards)

*†10.24	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (Relative Pre-tax Margin awards) (for performance periods beginning on or after January 1, 2015) (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*†10.25	UAL	United Continental Holdings, Inc. Incentive Plan 2010, as amended and restated February 17, 2011 (previously named the Continental Airlines, Inc. Incentive Plan 2010) (filed as Annex B to UAL’s Definitive Proxy Statement filed April 26, 2013, Commission file number 1-6033, and incorporated herein by reference)

*†10.26	UAL	First Amendment to the United Continental Holdings, Inc. Incentive Plan 2010, as amended and restated February 17, 2011 (filed as Annex B to UAL’s 2013 Definitive Proxy Statement filed on April 26, 2013, Commission file number 1-6033, incorporated herein by reference)

*†10.27	UAL	United Continental Holdings, Inc. Annual Incentive Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (as amended and restated February 21, 2013) (filed as Exhibit 10.43 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*†10.28	UAL	United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (filed as Exhibit 10.43 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.29	UAL	First Amendment to the United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (effective with respect to performance periods beginning on or after January 1, 2012) (filed as Exhibit 10.49 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.30	UAL	Second Amendment to the United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (effective with respect to performance periods beginning on or after January 1, 2014) (filed as Exhibit 10.40.2 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-6033, and incorporated herein by reference)

*†10.31	UAL	Form of Annual Incentive Program Award Notice pursuant to the United Continental Holdings, Inc. Annual Incentive Program (for fiscal years beginning on or after January 1, 2013) (filed as Exhibit 10.47 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*†10.32	UAL	Form of Long-Term Relative Performance Award Notice pursuant to the United Continental Holdings, Inc. Long-Term Relative Performance Program (for use with respect to performance periods beginning January 1, 2012 and 2013) (filed as Exhibit 10.53 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.33	UAL	Form of Long-Term Relative Performance Award Notice pursuant to the United Continental Holdings, Inc. Long-Term Relative Performance Program (for use with respect to performance periods beginning January 1, 2014) (filed as Exhibit 10.45 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-6033, and incorporated herein by reference)

*†10.34	UAL	Description of Compensation and Benefits for United Continental Holdings, Inc. Non-Employee Directors (filed as Exhibit 10.30 to UAL’s Form 10-K for the year ended December 31, 2014, Commission file number 1-6033, and incorporated herein by reference)

*†10.35	UAL	United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated, effective February 20, 2014, filed as Annex A to UAL’s Definitive Proxy Statement filed April 25, 2014, Commission file number 1-6033, and incorporated herein by reference)

*†10.36	UAL	Form of Share Unit Award Notice pursuant to the United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (filed as Exhibit 10.9 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated herein by reference) (for awards granted on or after June 2011)

*†10.37	UAL	Continental Airlines, Inc. 1998 Stock Incentive Plan (filed as Exhibit 4.3 to Continental’s Form S-8 Registration Statement (No. 333-57297), Commission file number 1-10323, and incorporated herein by reference)

*†10.38	UAL	Amendment No. 1 to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan (filed as Exhibit 10.2 to Continental’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, Commission file no. 1-10323, and incorporated herein by reference)

*†10.39	UAL	Amendment to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan (filed as Exhibit 10.5 to Continental’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission file no. 1-10323 and incorporated herein by reference)

*†10.40	UAL	Form of Outside Director Stock Option Grant pursuant to the Continental Airlines, Inc. 1998 Incentive Plan (filed as Exhibit 10.12(c) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.41	UAL	Continental Airlines, Inc. Incentive Plan 2000, as amended and restated (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*†10.42	UAL	Amendment to Incentive Plan 2000, dated as of March 12, 2004 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended March 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*†10.43	UAL	Second Amendment to Incentive Plan 2000, dated as of June 6, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.44	UAL	Third Amendment to Incentive Plan 2000, dated as of September 14, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.45	UAL	Form of Outside Director Stock Option Agreement pursuant to Incentive Plan 2000 (filed as Exhibit 10.14(b) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*†10.46	UAL	Form of Outside Director Stock Option Grant pursuant to Incentive Plan 2000 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.47	UAL	Form of Non-Employee Director Option Grant Document pursuant to Continental Airlines, Inc. Incentive Plan 2010, as amended and restated through February 17, 2010 (filed as Exhibit 10.2(a) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.48	UAL	United Air Lines, Inc. Management Cash Direct & Cash Match Program (amended and restated effective January 1, 2014) (filed as Exhibit 10.64 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-10323, and incorporated herein by reference)

*†10.49	UAL	United Continental Holdings, Inc. Executive Severance Plan (effective October 1, 2014) (filed as Exhibit 10.1 to UAL’s Form 8-K filed June 20, 2014, Commission file number 1-10323, and incorporated herein by reference)

*^10.50	UAL United

Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.27 to UAL’s

Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.51	UAL United	Letter Agreement No. 1 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.28 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.52	UAL United	Letter Agreement No. 2 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.29 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.53	UAL United	Letter Agreement No. 3 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.30 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.54	UAL United	Letter Agreement No. 4 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.31 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.55	UAL United	Letter Agreement No. 5 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.32 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.56	UAL United	Letter Agreement No. 6 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.33 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.57	UAL United	Letter Agreement No. 7 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.34 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.58	UAL United	Letter Agreement No. 8 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.35 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.59	UAL United	Letter Agreement No. 9 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.36 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.60	UAL United	Letter Agreement No. 10 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.37 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.61	UAL United	Letter Agreement No. 11 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.38 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.62	UAL United	Letter Agreement No. 12 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.39 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.63	UAL United	Letter Agreement No. 13 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.40 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.64	UAL United	Amendment No. 1 to the Airbus A350-900XWB Purchase Agreement, dated June 25, 2010, by and among Airbus S.A.S and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.65	UAL United	Amendment No. 2 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.8 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.66	UAL United

Amended and Restated Letter Agreement No. 2 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.9 to UAL’s

Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.67	UAL United	Amended and Restated Letter Agreement No. 3 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.10 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.68	UAL United	Amended and Restated Letter Agreement No. 4 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.11 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.69	UAL United	Amended and Restated Letter Agreement No. 5 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.12 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.70	UAL United	Amended and Restated Letter Agreement No. 6 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.13 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.71	UAL United	Amended and Restated Letter Agreement No. 7 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.14 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.72	UAL United	Amended and Restated Letter Agreement No. 10 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.15 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.73	UAL United	Amended and Restated Letter Agreement No. 12 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.16 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.74	UAL United

Purchase Agreement No. 1951, including exhibits and side letters thereto, dated

July 23, 1996, by and among Continental and Boeing (filed as Exhibit 10.8 to Continental’s Form 10-Q for the quarter ended June 30, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.75	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 1951, dated October 10, 1996 (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.76	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 1951, dated March 5, 1997 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 1997, Commission file number 1-10323 and incorporated herein by reference)

*^10.77	UAL United	Supplemental Agreement No. 3, including exhibit and side letter, to Purchase Agreement No. 1951, dated July 17, 1997 (filed as Exhibit 10.14(c) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.78	UAL United	Supplemental Agreement No. 4, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.14(d) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.79	UAL United	Supplemental Agreement No. 5, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.80	UAL United	Supplemental Agreement No. 6, including exhibits and side letters, to Purchase Agreement No. 1951, dated July 30, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.81	UAL United	Supplemental Agreement No. 7, including side letters, to Purchase Agreement No. 1951, dated November 12, 1998 (filed as Exhibit 10.24(g) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.82	UAL United	Supplemental Agreement No. 8, including side letters, to Purchase Agreement No. 1951, dated December 7, 1998 (filed as Exhibit 10.24(h) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.83	UAL United	Letter Agreement No. 6-1162-GOC-131R1 to Purchase Agreement No. 1951, dated March 26, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.84	UAL United	Supplemental Agreement No. 9, including side letters, to Purchase Agreement No. 1951, dated February 18, 1999 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.85	UAL United	Supplemental Agreement No. 10, including side letters, to Purchase Agreement No. 1951, dated March 19, 1999 (filed as Exhibit 10.4(a) to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.86	UAL United	Supplemental Agreement No. 11, including side letters, to Purchase Agreement No. 1951, dated March 14, 1999 (filed as Exhibit 10.4(a) to Continental’s Form 10-Q for the quarter ended June 30, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.87	UAL United	Supplemental Agreement No. 12, including side letters, to Purchase Agreement No. 1951, dated July 2, 1999 (filed as Exhibit 10.8 to Continental’s Form 10-Q for the quarter ended September 30, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.88	UAL United	Supplemental Agreement No. 13 to Purchase Agreement No. 1951, dated October 13, 1999 (filed as Exhibit 10.25(n) to Continental’s Form 10-K for the year ended December 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.89	UAL United	Supplemental Agreement No. 14 to Purchase Agreement No. 1951, dated December 13, 1999 (filed as Exhibit 10.25(o) to Continental’s Form 10-K for the year ended December 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.90	UAL United	Supplemental Agreement No. 15, including side letters, to Purchase Agreement No. 1951, dated January 13, 2000 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.91	UAL United	Supplemental Agreement No. 16, including side letters, to Purchase Agreement No. 1951, dated March 17, 2000 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.92	UAL United	Supplemental Agreement No. 17, including side letters, to Purchase Agreement No. 1951, dated May 16, 2000 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.93	UAL United	Supplemental Agreement No. 18, including side letters, to Purchase Agreement No. 1951, dated September 11, 2000 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended September 30, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.94	UAL United	Supplemental Agreement No. 19, including side letters, to Purchase Agreement No. 1951, dated October 31, 2000 (filed as Exhibit 10.20(t) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.95	UAL United	Supplemental Agreement No. 20, including side letters, to Purchase Agreement No. 1951, dated December 21, 2000 (filed as Exhibit 10.20(u) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.96	UAL United	Supplemental Agreement No. 21, including side letters, to Purchase Agreement No. 1951, dated March 30, 2001 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.97	UAL United	Supplemental Agreement No. 22, including side letters, to Purchase Agreement No. 1951, dated May 23, 2001 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.98	UAL United	Supplemental Agreement No. 23, including side letters, to Purchase Agreement No. 1951, dated June 29, 2001 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.99	UAL United	Supplemental Agreement No. 24, including side letters, to Purchase Agreement No. 1951, dated August 31, 2001 (filed as Exhibit 10.11 to Continental’s Form 10-Q for the quarter ended September 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.100	UAL United	Supplemental Agreement No. 25, including side letters, to Purchase Agreement No. 1951, dated December 31, 2001 (filed as Exhibit 10.22(z) to Continental’s Form 10-K for the year ended December 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.101	UAL United	Supplemental Agreement No. 26, including side letters, to Purchase Agreement No. 1951, dated March 29, 2002 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.102	UAL United	Supplemental Agreement No. 27, including side letters, to Purchase Agreement No. 1951, dated November 6, 2002 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.103	UAL United	Supplemental Agreement No. 28, including side letters, to Purchase Agreement No. 1951, dated April 1, 2003 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.104	UAL United	Supplemental Agreement No. 29, including side letters, to Purchase Agreement No. 1951, dated August 19, 2003 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.105	UAL United	Supplemental Agreement No. 30 to Purchase Agreement No. 1951, dated November 4, 2003 (filed as Exhibit 10.23(ae) to Continental’s Form 10-K for the year ended December 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.106	UAL United	Supplemental Agreement No. 31 to Purchase Agreement No. 1951, dated August 20, 2004 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.107	UAL United	Supplemental Agreement No. 32, including side letters, to Purchase Agreement No. 1951, dated December 29, 2004 (filed as Exhibit 10.21(ag) to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.108	UAL United	Supplemental Agreement No. 33, including side letters, to Purchase Agreement No. 1951, dated December 29, 2004 (filed as Exhibit 10.21(ah) to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.109	UAL United	Supplemental Agreement No. 34 to Purchase Agreement No. 1951, dated June 22, 2005 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.110	UAL United	Supplemental Agreement No. 35 to Purchase Agreement No. 1951, dated June 30, 2005 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.111	UAL United	Supplemental Agreement No. 36 to Purchase Agreement No. 1951, dated July 28, 2005 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.112	UAL United	Supplemental Agreement No. 37 to Purchase Agreement No. 1951, dated March 30, 2006 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.113	UAL United	Supplemental Agreement No. 38 to Purchase Agreement No. 1951, dated June 6, 2006 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.114	UAL United	Supplemental Agreement No. 39 to Purchase Agreement No. 1951, dated August 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.115	UAL United	Supplemental Agreement No. 40 to Purchase Agreement No. 1951, dated December 5, 2006 (filed as Exhibit 10.23(ao) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.116	UAL United	Supplemental Agreement No. 41 to Purchase Agreement No. 1951, dated June 1, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.117	UAL United	Supplemental Agreement No. 42 to Purchase Agreement No. 1951, dated June 12, 2007 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.118	UAL United	Supplemental Agreement No. 43 to Purchase Agreement No. 1951, dated July 18, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.119	UAL United	Supplemental Agreement No. 44 to Purchase Agreement No. 1951, dated December 7, 2007 (filed as Exhibit 10.21(as) to Continental’s Form 10-K for the year ended December 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.120	UAL United	Supplemental Agreement No. 45 to Purchase Agreement No. 1951, dated February 20, 2008 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.121	UAL United	Supplemental Agreement No. 46 to Purchase Agreement No. 1951, dated June 25, 2008 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.122	UAL United	Supplemental Agreement No. 47 to Purchase Agreement No. 1951, dated October 30, 2008 (filed as Exhibit 10.21(av) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.123	UAL United	Supplemental Agreement No. 48 to Purchase Agreement No. 1951, dated January 29, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.124	UAL United	Supplemental Agreement No. 49 to Purchase Agreement No. 1951, dated May 1, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.125	UAL United	Supplemental Agreement No. 50 to Purchase Agreement No. 1951, dated July 23, 2009 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.126	UAL United	Supplemental Agreement No. 51 to Purchase Agreement No. 1951, dated August 5, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.127	UAL United	Supplemental Agreement No. 52 to Purchase Agreement No. 1951, dated August 31, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.128	UAL United	Supplemental Agreement No. 53 to Purchase Agreement No. 1951, dated December 23, 2009 (filed as Exhibit 10.22(bb) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.129	UAL United	Supplemental Agreement No. 54 to Purchase Agreement No. 1951, dated March 2, 2010 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.130	UAL United	Supplemental Agreement No. 55 to Purchase Agreement No. 1951, dated March 31, 2010 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.131	UAL United	Supplemental Agreement No. 56 to Purchase Agreement No. 1951, dated August 12, 2010 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2010, Commission File Number 1-10323, and incorporated herein by reference)

*^10.132	UAL United	Supplemental Agreement No. 57 to Purchase Agreement No. 1951, dated March 2, 2011 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*^10.133	UAL United	Supplemental Agreement No. 58 to Purchase Agreement No. 1951, dated January 6, 2012 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.134	UAL United	Supplemental Agreement No. 59 to Purchase Agreement No. 1951, dated July 12, 2012 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.135	UAL United	Supplemental Agreement No. 60 to Purchase Agreement No. 1951, dated November 7, 2012 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.136	UAL United	Supplemental Agreement No. 61 to Purchase Agreement No. 1951, dated September 11, 2013 (filed as Exhibit 10.1 for the quarter ended September 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.137	UAL United	Supplemental Agreement No. 62 to Purchase Agreement No. 1951, dated January 14, 2015 (filed as Exhibit 10.3 for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*^10.138	UAL United	Supplemental Agreement No. 63 to Purchase Agreement No. 1951, dated May 26, 2015 (filed as Exhibit 10.1 for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.139	UAL United	Supplemental Agreement No. 64 to Purchase Agreement No. 1951, dated June 12, 2015 (filed as Exhibit 10.2 for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.140	UAL United	Aircraft General Terms Agreement, dated October 10, 1997, by and among Continental and Boeing (filed as Exhibit 10.15 to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.141	UAL United	Letter Agreement 6-1162-CHL-048, dated February 8, 2002, by and among Continental and Boeing (filed as Exhibit 10.44 to Continental’s Form 10-K for the year ended December 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.142	UAL United	Purchase Agreement No. 2484, including exhibits and side letters, dated December 29, 2004, by and among Continental and Boeing (filed as Exhibit 10.27 to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.143	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 2484, dated June 30, 2005 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.144	UAL United	Supplemental Agreement No. 2, including exhibits and side letters, to Purchase Agreement No. 2484, dated January 20, 2006 (filed as Exhibit 10.27(b) to Continental’s Form 10-K for the year ended December 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.145	UAL United	Supplemental Agreement No. 3 to Purchase Agreement No. 2484, dated May 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.146	UAL United	Supplemental Agreement No. 4 to Purchase Agreement No. 2484, dated July 14, 2006 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.147	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 2484, dated March 12, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.148	UAL United	Supplemental Agreement No. 6 to Purchase Agreement No. 2484, dated October 22, 2008 (filed as Exhibit 10.25(f) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.149	UAL United	Supplemental Agreement No. 7 to Purchase Agreement No. 2484, dated November 7, 2012 (filed as Exhibit 10.179 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.150	UAL United	Supplemental Agreement No. 8 to Purchase Agreement No. 2484, dated June 17, 2013 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.151	UAL United	Supplemental Agreement No. 9 to Purchase Agreement No. 2484, dated June 6, 2014 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated herein by reference)

*^10.152	UAL United	Supplemental Agreement No. 10 to Purchase Agreement No. 2484, dated January 14, 2015 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*^10.153	UAL United	Supplemental Agreement No. 11 to Purchase Agreement No. 2484, dated April 30, 2015 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.154	UAL United	Amended and Restated Letter Agreement No. 11, dated August 8, 2005, by and among Continental and General Electric Company (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.155	UAL United	Agreement, dated May 7, 2003, by and among Continental and the United States of America, acting through the Transportation Security Administration (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.156	UAL United	Purchase Agreement No. PA-03784, dated July 12, 2012, between The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.157	UAL United	Supplemental Agreement No. 01 to Purchase Agreement No. PA-03784, dated September 27, 2012 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.158	UAL United	Supplemental Agreement No. 02 to Purchase Agreement Number PA-03784, dated March 1, 2013 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.159	UAL United	Supplemental Agreement No. 03 to Purchase Agreement Number PA-03784, dated June 27, 2013 (filed as Exhibit 10.7 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.160	UAL United	Supplemental Agreement No. 04 to Purchase Agreement Number PA-03784, dated September 11, 2013 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.161	UAL United	Supplemental Agreement No. 05 to Purchase Agreement Number PA-03784, dated March 3, 2014 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033 and incorporated herein by reference)

*^10.162	UAL United	Supplemental Agreement No. 06 to Purchase Agreement Number PA-03784, dated June 6, 2014 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated herein by reference)

*^10.163	UAL United	Supplemental Agreement No. 07 to Purchase Agreement Number PA-03784, dated May 26, 2015 (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323 and incorporated herein by reference)

*^10.164	UAL United	Supplemental Agreement No. 08 to Purchase Agreement Number PA-03784, dated June 12, 2015 (filed as Exhibit 10.7 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323 and incorporated herein by reference)

*^10.165	UAL United	Purchase Agreement No. PA-03776, dated July 12, 2012, between The Boeing Company and United Continental Holdings, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.166	UAL United	Supplemental Agreement No. 01 to Purchase Agreement No. 03776, dated June 17, 2013 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.167	UAL United	Purchase Agreement Assignment to Purchase Agreement No. 03776, dated October 23, 2013, between United Continental Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.168	UAL United	Supplemental Agreement No. 02 to Purchase Agreement No. 03776, dated January 14, 2015 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*^10.169	UAL United	Supplemental Agreement No. 03 to Purchase Agreement No. 03776, dated May 26, 2015 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.170	UAL United	Supplemental Agreement No. 04 to Purchase Agreement No. 03776, dated June 12, 2015 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.171	UAL United	Letter Agreement No. 6-1162-KKT-080, dated July 12, 2012, among Boeing, United Continental Holdings, Inc., United Air Lines, Inc., and Continental Airlines, Inc. (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.172	UAL United	Purchase Agreement No. 3860, dated September 27, 2012, between Boeing and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.173	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 3860, dated June 17, 2013 (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.174	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 3860, dated December 16, 2013 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated by reference)

*^10.175	UAL United	Supplemental Agreement No. 3 to Purchase Agreement No. 3860, dated as of July 22, 2014 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2014, Commission file number 1-6033, and incorporated by reference)

*^10.176	UAL United	Supplemental Agreement No. 4 to Purchase Agreement No. 3860, dated as of January 14, 2015 (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated by reference)

*^10.177	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 3860, dated as of April 30, 2015 (filed as Exhibit 10.8 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated by reference)

^10.178	UAL United	Supplemental Agreement No. 6 to Purchase Agreement No. 3860, dated as of December 31, 2015

*10.179	UAL United	Credit and Guaranty Agreement, dated as of March 27, 2013, among Continental Airlines, Inc. and United Air Lines, Inc., as co-borrowers, United Continental Holdings, Inc., as parent and a guarantor, the subsidiaries of United Continental Holdings, Inc. other than the co-borrowers party thereto from time to time, as guarantors, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to UAL’s Form 8-K filed March 28, 2013, Commission file number 1-6033, and incorporated herein by reference)

*10.180	UAL United	First Amendment to Credit and Guaranty Agreement, dated as of March 27, 2014 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2014, Commission file number 1-6033, and incorporated herein by reference)

*10.181	UAL United	Second Amendment to Credit and Guaranty Agreement, dated as of July 25, 2014 (filed as Exhibit 10.1 to UAL’s Form 8-K filed September 19, 2014, Commission file number 1-6033, and incorporated herein by reference)

*10.182	UAL United	Third Amendment to Credit and Guaranty Agreement, dated as of September 15, 2014 (filed as Exhibit 10.2 to UAL’s Form 8-K filed September 19, 2014, Commission file number 1-6033, and incorporated herein by reference)

Computation of Ratios

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

List of Subsidiaries

21	UAL United	List of United Continental Holdings, Inc. and United Airlines, Inc. Subsidiaries

Consents of Experts and Counsel

23.1	UAL	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Continental Holdings, Inc.

23.2	United	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Airlines, Inc.

Rule 13a-14(a)/15d-14(a) Certifications

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

Section 1350 Certifications

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Interactive Data File

101	UAL United

The following materials from each of United Continental Holdings, Inc.’s and United Airlines, Inc.’s Annual Reports on Form 10-K for the year ended

December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Consolidated Operations, (ii) the Statements of Consolidated Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Stockholders’ Equity (Deficit) and (vi) the Combined Notes to Consolidated Financial Statements.

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