Form 10-Q
period 2016-03-31
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2016-04-21
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of April 11, 2016 is shown below:

United Continental Holdings, Inc.	336,823,228 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for United Airlines, Inc. common stock.

OMISSION OF CERTAIN INFORMATION

This combined Quarterly Report on Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.

United Airlines, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Operating revenue:
Passenger—Mainline	$5,577	$5,938
Passenger—Regional	1,413	1,482

Total passenger revenue	6,990	7,420
Cargo	194	242
Other operating revenue	1,011	946

	8,195	8,608

Operating expense:
Salaries and related costs	2,490	2,301
Aircraft fuel	1,218	1,864
Landing fees and other rent	525	543
Regional capacity purchase	522	570
Depreciation and amortization	479	429
Aircraft maintenance materials and outside repairs	402	397
Distribution expenses	303	312
Aircraft rent	178	201
Special charges (Note 10)	190	64
Other operating expenses	1,239	1,186

	7,546	7,867

Operating income	649	741

Nonoperating income (expense):
Interest expense	(159)	(173)
Interest capitalized	14	12
Interest income	8	5
Miscellaneous, net (Note 10)	(18)	(74)

	(155)	(230)

Income before income taxes	494	511
Income tax expense	181	3

Net income	$313	$508

Earnings per share, basic	$0.88	$1.33

Earnings per share, diluted	$0.88	$1.32

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2016	2015
Net income	$313	$508

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	78	86
Employee benefit plans	(24)	2
Investments and other	—	14

	54	102

Total comprehensive income, net	$367	$610

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,795	$3,006
Short-term investments	2,177	2,190
Receivables, less allowance for doubtful accounts (2016—$11; 2015—$18)	1,581	1,128
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2016—$249; 2015—$235)	759	738
Prepaid expenses and other	912	766

	7,224	7,828

Operating property and equipment:
Owned—
Flight equipment	24,348	23,728
Other property and equipment	4,715	4,542

	29,063	28,270
Less—Accumulated depreciation and amortization	(8,743)	(8,339)

	20,320	19,931

Purchase deposits for flight equipment	866	788

Capital leases—
Flight equipment	1,497	1,527
Other property and equipment	331	332

	1,828	1,859
Less—Accumulated amortization	(1,008)	(998)

	820	861

	22,006	21,580

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2016—$1,167; 2015—$1,144)	4,112	4,136
Deferred income taxes	1,800	2,037
Restricted cash	162	204
Other, net	546	553

	11,143	11,453

	$40,373	$40,861

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) March 31, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$4,958	$3,753
Frequent flyer deferred revenue	2,098	2,117
Accounts payable	2,065	1,869
Accrued salaries and benefits	1,822	2,350
Current maturities of long-term debt	1,295	1,224
Current maturities of capital leases	114	135
Fuel derivative instruments	32	124
Other	996	842

	13,380	12,414

Long-term debt	9,472	9,673
Long-term obligations under capital leases	725	727

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,884	2,826
Postretirement benefit liability	1,879	1,882
Pension liability	1,469	1,488
Advanced purchase of miles	871	1,010
Lease fair value adjustment, net	336	359
Other	1,517	1,516

	8,956	9,081

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 339,304,625 and 364,609,108 shares at March 31, 2016 and December 31, 2015, respectively	4	4
Additional capital invested	7,956	7,946
Retained earnings	3,770	3,457
Stock held in treasury, at cost	(3,113)	(1,610)
Accumulated other comprehensive loss	(777)	(831)

	7,840	8,966

	$40,373	$40,861

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,199	$1,825
Cash Flows from Investing Activities:
Capital expenditures	(816)	(210)
Purchases of short-term and other investments	(638)	(633)
Proceeds from sale of short-term and other investments	653	762
Investment in and loans to affiliates	(40)	—
Decrease in restricted cash	26	19
Proceeds from sale of property and equipment	17	17
Other	1	—

Net cash used in investing activities	(797)	(45)

Cash Flows from Financing Activities:
Payments of long-term debt	(227)	(296)
Repurchases of common stock	(1,392)	(195)
Proceeds from issuance of long-term debt	42	100
Principal payments under capital leases	(34)	(24)
Other, net	(2)	(15)

Net cash used in financing activities	(1,613)	(430)

Net (decrease) increase in cash and cash equivalents	(1,211)	1,350
Cash and cash equivalents at beginning of the period	3,006	2,002

Cash and cash equivalents at end of the period	$1,795	$3,352

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$59	$599
Airport construction financing	9	—
Operating lease conversions to capital lease	7	—
Exchanges of certain convertible notes for common stock	—	201

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2016	2015
Operating revenue:
Passenger—Mainline	$5,577	$5,938
Passenger—Regional	1,413	1,482

Total passenger revenue	6,990	7,420
Cargo	194	242
Other operating revenue	1,011	946

	8,195	8,608

Operating expense:
Salaries and related costs	2,490	2,301
Aircraft fuel	1,218	1,864
Landing fees and other rent	525	543
Regional capacity purchase	522	570
Depreciation and amortization	479	429
Aircraft maintenance materials and outside repairs	402	397
Distribution expenses	303	312
Aircraft rent	178	201
Special charges (Note 10)	190	64
Other operating expenses	1,238	1,186

	7,545	7,867

Operating income	650	741

Nonoperating income (expense):
Interest expense	(159)	(173)
Interest capitalized	14	12
Interest income	8	5
Miscellaneous, net (Note 10)	(18)	(74)

	(155)	(230)

Income before income taxes	495	511
Income tax expense	181	2

Net income	$314	$509

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2016	2015
Net income	$314	$509

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	78	86
Employee benefit plans	(24)	2
Investments and other	—	14

	54	102

Total comprehensive income, net	$368	$611

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,789	$3,000
Short-term investments	2,177	2,190
Receivables, less allowance for doubtful accounts (2016—$11; 2015—$18)	1,581	1,128
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2016—$249; 2015—$235)	759	738
Prepaid expenses and other	961	813

	7,267	7,869

Operating property and equipment:
Owned—
Flight equipment	24,348	23,728
Other property and equipment	4,715	4,542

	29,063	28,270
Less—Accumulated depreciation and amortization	(8,743)	(8,339)

	20,320	19,931

Purchase deposits for flight equipment	866	788

Capital leases—
Flight equipment	1,497	1,527
Other property and equipment	331	332

	1,828	1,859
Less—Accumulated amortization	(1,008)	(998)

	820	861

	22,006	21,580

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2016—$1,167; 2015—$1,144)	4,112	4,136
Deferred income taxes	1,759	1,995
Restricted cash	162	204
Other, net	544	554

	11,100	11,412

	$40,373	$40,861

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$4,958	$3,753
Frequent flyer deferred revenue	2,098	2,117
Accounts payable	2,069	1,874
Accrued salaries and benefits	1,822	2,350
Current maturities of long-term debt	1,295	1,224
Current maturities of capital leases	114	135
Fuel derivative instruments	32	124
Other	996	840

	13,384	12,417

Long-term debt	9,472	9,673
Long-term obligations under capital leases	725	727

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,884	2,826
Postretirement benefit liability	1,879	1,882
Pension liability	1,469	1,488
Advanced purchase of miles	871	1,010
Lease fair value adjustment, net	336	359
Other	1,517	1,516

	8,956	9,081

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both March 31, 2016 and December 31, 2015	—	—
Additional capital invested	4,648	6,138
Retained earnings	3,987	3,673
Accumulated other comprehensive loss	(777)	(831)
Receivable from related parties	(22)	(17)

	7,836	8,963

	$40,373	$40,861

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,195	$1,816
Cash Flows from Investing Activities:
Capital expenditures	(816)	(210)
Purchases of short-term investments and other investments	(638)	(633)
Proceeds from sale of short-term and other investments	653	762
Investment in and loans to affiliates	(40)	—
Decrease in restricted cash	26	19
Proceeds from sale of property and equipment	17	17
Other	1	—

Net cash used in investing activities	(797)	(45)

Cash Flows from Financing Activities:
Payments of long-term debt	(227)	(296)
Dividend to UAL	(1,392)	(195)
Proceeds from issuance of long-term debt	42	100
Principal payments under capital leases	(34)	(24)
Other, net	2	(6)

Net cash used in financing activities	(1,609)	(421)

Net (decrease) increase in cash and cash equivalents	(1,211)	1,350
Cash and cash equivalents at beginning of the period	3,000	1,996

Cash and cash equivalents at end of the period	$1,789	$3,346

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$59	$599
Airport construction financing	9	—
Operating lease conversions to capital lease	7	—

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

The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. The UAL and United financial statements should be read together with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases. The final guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

The FASB amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Accounting Standards Codification, and is effective for annual and interim reporting periods beginning after December 15, 2017. Under the new standard, certain airline ancillary fees directly related to passenger revenue tickets, such as airline change fees and baggage fees, are likely to no longer be considered distinct performance obligations separate from the passenger travel component. In addition, the change fees which were previously recognized when received, will likely be recognized when transportation is provided. The Company is evaluating other possible impacts on its consolidated financial statements.

The FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under the standard, investments for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) using the practical expedient will no longer be categorized in the fair value hierarchy. The Company adopted this standard on January 1, 2016. As of March 31, 2016, the Company had approximately $201 million of such investments as part of its Short-term investments balance sheet total. In addition, pension plan investments measured at NAV per share will no longer be categorized within the fair value hierarchy. As of March 31, 2016, the Company had approximately $1.6 billion of such investments.

NOTE 2 - EARNINGS PER SHARE

The computations of UAL’s basic and diluted earnings per share are set forth below (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Basic earnings per share:
Earnings available to common stockholders	$313	$508

Basic weighted-average shares outstanding	354	382

Earnings per share, basic	$0.88	$1.33

Diluted earnings per share:
Earnings available to common stockholders including the effect of dilutive securities	$313	$508

Diluted shares outstanding:
Basic weighted-average shares outstanding	354	382
Effect of convertible notes	—	1
Effect of employee stock awards	1	1

Diluted weighted-average shares outstanding	355	384

Earnings per share, diluted	$0.88	$1.32

The number of antidilutive securities excluded from the computation of diluted earnings per share amounts was not material.

In the three months ended March 31, 2016, UAL repurchased 27 million shares of UAL common stock in open market transactions for $1.5 billion, of which $0.1 billion settled in April 2016. As of March 31, 2016, the Company had $948 million remaining to purchase shares under its share repurchase program (the “2015 Program”). The Company expects to complete its repurchases under the 2015 Program by September 30, 2016. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The tables below present the components of the Company’s accumulated other comprehensive income (loss), net of tax (“AOCI”) (in millions):

				Deferred Taxes
UAL	Pension and Other Postretirement Liabilities	Derivative Contracts	Investments and Other	Pension and Other Postretirement Liabilities	Derivative Contracts		Total
Balance at December 31, 2015	$(363)	$(215)	$3	$(154)	$(102)		$(831)
Changes in value	(43)	(16)	—	16	6		(37)
Amounts reclassified to earnings	5	138	—	(2)	(50)		91

Net change	(38)	122	—	14	(44)		54

Balance at March 31, 2016	$(401)	$(93)	$3	$(140)	$(146)		$(777)

Balance at December 31, 2014	$(472)	$(499)	$7	$(115)	$—	(b)	$(1,079)
Changes in value (a)	(8)	(75)	15	—	—		(68)
Amounts reclassified to earnings (a)	10	161	(1)	—	—		170

Net change	2	86	14	—	—		102

Balance at March 31, 2015	$(470)	$(413)	$21	$(115)	$—		$(977)

Details about AOCI Components	Amount Reclassified from AOCI to Income		Affected Line Item in the Statements of Consolidated Operations
	Three Months Ended March 31,
	2016	2015
Derivatives designated as cash flow hedges
Fuel contracts-reclassifications of losses into earnings	$138	$161	Aircraft fuel
Amortization of pension and post-retirement items
Amortization of unrecognized losses and prior service cost (credit) (c)	5	10	Salaries and related costs
Investments and other
Available-for-sale securities-reclassifications of gains into earnings	—	(1)	Miscellaneous, net

(a) Income tax expense for these items was offset by the Company’s valuation allowance.

(b) Deferred tax balance was offset by the Company’s valuation allowance.

(c) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional information).

NOTE 4 - INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2016 was 36.6%, which represented a blend of federal, state and foreign taxes and the impact of certain nondeductible items. The effective rate for the three months ended March 31, 2015 was 0.5% due primarily to the existing income tax valuation allowance against deferred income tax assets, primarily net operating losses. During 2015, after considering all positive and negative evidence, the Company concluded that its deferred income taxes would be more likely than not to be realized. The Company released substantially all of its valuation allowance in 2015.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Service cost	$28	$31	$4	$5
Interest cost	51	50	22	20
Expected return on plan assets	(54)	(49)	—	—
Amortization of unrecognized (gain) loss and prior service cost (credit)	18	22	(13)	(13)
Settlement loss	1	1	—	—

Total	$44	$55	$13	$12

During the three months ended March 31, 2016, the Company contributed $80 million to its U.S. domestic tax-qualified defined benefit pension plans.

Share-Based Compensation. The Company generally grants incentive compensation awards, including long-term equity-based awards, during the first quarter of the calendar year. During the three months ended March 31, 2016, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.3 million shares of restricted stock and 0.8 million restricted stock units (“RSUs”) that vest pro-rata over three years on the anniversary of the grant date. The time-vested RSUs are stock-settled for domestic employees and cash-settled based on the 20-day average closing price of UAL common stock immediately prior to the vesting date for international employees. The Company also granted 0.6 million performance-based RSUs that will vest based on the Company’s return on invested capital and the Company’s relative improvement in pre-tax margin for the three years ending December 31, 2018. If these performance conditions are achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the stock-settled RSUs as equity awards and the cash-settled RSUs as liability awards.

The table below presents information related to share-based compensation (in millions):

	Three Months Ended March 31,
	2016	2015
Share-based compensation expense	$10	$17

	March 31, 2016	December 31, 2015
Unrecognized share-based compensation	$93	$41

Profit Sharing Plans. Substantially all employees participate in profit sharing based on a percentage of pre-tax earnings, excluding special items, profit sharing expense and share-based compensation. Profit sharing percentages range from 5% to 20% depending on the work group, and in some cases profit sharing percentages vary above and below certain pre-tax margin thresholds. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. Eligible non-U.S. co-workers receive profit sharing based on the calculation under the U.S. profit sharing plan for management and administrative employees. Profit sharing expense is recorded as a component of Salaries and related costs in the Company’s statements of consolidated operations.

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	March 31, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,795	$1,795	$—	$—	$3,006	$3,006	$—	$—
Short-term investments:
Corporate debt	859	—	859	—	891	—	891	—
Asset-backed securities	725	—	725	—	710	—	710	—
Certificates of deposit placed through an account registry service (“CDARS”)	250	—	250	—	281	—	281	—
U.S. government and agency notes	105	—	105	—	72	—	72	—
Auction rate securities	9	—	—	9	9	—	—	9
Other fixed-income securities	28	—	28	—	26	—	26	—
Other investments measured at NAV (a)	201	—	—	—	201	—	—	—
Enhanced equipment trust certificates (“EETC”)	24	—	—	24	26	—	—	26
Fuel derivatives liability, net	32	—	32	—	124	—	124	—
Foreign currency derivatives liability, net	1	—	1	—	—	—	—	—
Restricted cash	180	180	—	—	206	206	—	—

Note: Amounts for UAL and United are substantially the same as of March 31, 2016 and December 31, 2015.

(a) In accordance with the relevant accounting standards, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The investments measured using NAV are shares of mutual funds that invest in fixed-income instruments including bonds, debt securities, and other similar instruments issued by various U.S. and non-U.S. public- or private-sector entities. The Company can redeem its shares at any time at NAV subject to a three-day settlement period.

Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale. As of March 31, 2016, asset-backed securities have remaining maturities of less than one year to approximately 34 years, corporate debt securities have remaining maturities of less than one year to approximately six years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately three years. The EETC securities mature in 2019.

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

Fair Value of Debt by Fair Value Hierarchy Level
	March 31, 2016					December 31, 2015
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$10,767	$11,180	$—	$8,309	$2,871	$10,897	$11,371	$—	$8,646	$2,725

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term investments and Restricted cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, (c) internally-developed models of the expected future cash flows related to the securities, or (d) broker quotes obtained by third-party valuation services.

Fuel derivatives	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign currency derivatives	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

NOTE 7 - HEDGING ACTIVITIES

Fuel Derivatives

The Company may hedge a portion of its future fuel requirements to protect against increases in the price of fuel. The Company may restructure hedges in response to market conditions prior to their original settlement dates which may result in changes in hedge coverage levels and the potential recognition of gains or losses on such hedge contracts. As of March 31, 2016, the Company had hedged approximately 12% of its projected fuel requirements (378 million gallons) for the remainder of 2016 with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of March 31, 2016, the Company had fuel hedges expiring through December 2016.

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

In addition to cash flow hedges, the Company from time to time enters into fair value hedges related to its aircraft fuel inventory using derivatives such as swaps and futures contracts based on aircraft fuel. Under fair value hedge accounting, the Company records changes in the fair value of both the hedging derivative and the hedged aircraft fuel inventory as fuel expense. The Company records ineffectiveness on fair value hedges as Nonoperating income (expense): Miscellaneous, net in the statements of consolidated operations. As of March 31, 2016, the Company did not have any fair value hedges in place.

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its consolidated balance sheets, and, accordingly, records any related collateral on a gross basis. The table below presents the fair value amounts of fuel derivative assets and liabilities and the location of amounts recognized in the Company’s financial statements.

The Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

Classification	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as cash flow hedges
Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$32	$119
Derivatives not designated for hedge accounting
Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$—	$5

Total derivatives
Total liabilities		$32	$124

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of non-performance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company did not hold or post collateral as of March 31, 2016. The Company had on deposit $26 million of collateral with fuel derivative counterparties as of December 31, 2015. The collateral is recorded as Prepaid expenses and other on the Company’s balance sheets.

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

	March 31, 2016	December 31, 2015
Fuel derivative instruments, net of collateral	$32	$98

The following tables present the impact of derivative instruments and their location within the Company’s unaudited statements of consolidated operations (in millions):

Derivatives designated as cash flow hedges

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Fuel contracts	$(16)	$(75)	$(138)	$(161)	$—	$—

Derivatives not designated for hedge accounting

Fuel contracts

	Three Months Ended March 31,
	2016	2015
Amount of loss recognized in Nonoperating income (expense): Miscellaneous, net	$—	$(43)

Foreign Currency Derivatives

The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company’s more significant foreign currency exposures include the Canadian dollar, Chinese renminbi, European euro, British pound and Japanese yen. At times, the Company uses derivative financial instruments, such as options, collars and forward contracts, to hedge its exposure to foreign currency. At March 31, 2016, the Company had foreign currency derivative contracts in place to hedge both European euro denominated sales and Japanese yen denominated sales. The notional amount of the hedges equates to 22% of the Company’s projected European euro denominated net cash inflows for the remainder of 2016; and 17% of the Company’s projected Japanese yen denominated net cash inflows for the remainder of 2016. Net cash relates primarily to passenger ticket sales inflows, partially offset by expenses paid in local currencies. At March 31, 2016, the fair value of the Company’s foreign currency derivatives was a liability of $1 million.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments. As of March 31, 2016, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737NG/737 MAX 9	178
Boeing 777-300ER	14
Boeing 787-8/-9/-10	23
Embraer E175	9
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2024. For the remainder of 2016, United expects to take delivery of 13 Boeing 737NG aircraft, one Boeing 777-300ER aircraft, two Boeing 787-9 aircraft and nine Embraer E175 aircraft. United expects to assign the nine Embraer E175 aircraft immediately prior to each aircraft’s delivery by Embraer to a designated United Express operator.

As of March 31, 2016, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures.

The table below summarizes United’s commitments as of March 31, 2016, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

(in billions)
Last nine months of 2016	$2.9
2017	3.9
2018	3.9
2019	3.2
2020	2.4
After 2020	6.9

$23.2

In March 2016, the Company announced that it will retire its fleet of Boeing 747 aircraft from scheduled service by the end of 2018. The Company does not expect there to be a material impact to depreciation and amortization expense.

Guarantees. As of March 31, 2016, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.4 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with $316 million of these obligations are accounted for as capital leases. All of these bonds are due between 2017 and 2038.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At March 31, 2016, the Company had $2.4 billion of floating rate debt and $111 million of fixed rate debt, with remaining terms of up to 12 years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate balance of $2.5 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Labor Negotiations. As of March 31, 2016, United had approximately 86,000 active employees, of whom approximately 80% were represented by various labor organizations.

In January 2016, United’s pilots, represented by the Air Line Pilots Association, International, agreed to extend their contract through January 31, 2019. In March 2016, the Company’s dispatchers, represented by the Professional Airline Flight Control Association, agreed to extend their current contract through 2021. In April 2016, the fleet service, passenger service, storekeeper and other employees represented by the Int’l Association of Machinists and Aerospace Workers (“IAM”) ratified seven new contracts with the Company which extended the contracts through 2021. The Company continues to negotiate in mediation for a joint flight attendant collective bargaining agreement and a joint technician and related employees’ collective bargaining agreement. See Note 10 of this report for additional information.

NOTE 9 - DEBT

As of March 31, 2016, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. As of March 31, 2016, UAL and United were in compliance with their debt covenants. As of March 31, 2016, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s 2013 Credit and Guaranty Agreement (the “Credit Agreement”).

4.5% Convertible Notes due 2015. At December 31, 2014, the remaining balance of these notes was $202 million. In January 2015, the holders of substantially all of the remaining $202 million principal amount of the 4.5% Convertible Notes due 2015 exercised their conversion option resulting in the issuance of 11 million shares of UAL common stock.

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

EETCs. In the first quarter of 2015, United issued $0.7 billion of debt related to a 2014 EETC offering to finance new aircraft.

NOTE 10 - SPECIAL CHARGES

For the three months ended March 31, special charges consisted of the following (in millions):

	Three Months Ended March 31,
Operating:	2016	2015
Labor agreement costs	$100	$—
Cleveland airport lease restructuring	74	—
Severance and benefit costs	8	50
(Gains) losses on sale of assets and other special charges	8	14

Special charges	190	64
Nonoperating and income taxes:
Loss on extinguishment of debt and other	8	6
Income tax benefit related to special charges	(72)	—

Total special charges, net of tax	$126	$70

The fleet service, passenger service, storekeeper and other employees represented by the IAM ratified seven new contracts with the Company which extended the contracts through 2021. The Company recorded a $100 million ($64 million net of taxes) special charge for bonus payments to be made in conjunction with the ratification of these contracts.

During the three months ended March 31, 2016, the City of Cleveland agreed to amend the lease, which runs through 2029, associated with certain excess airport terminal space (principally Terminal D) and related facilities at Hopkins International Airport (“Cleveland”). The Company recorded an accrual for remaining payments under the lease for facilities that the Company no longer uses and will continue to incur costs under the lease without economic benefit to the Company. This liability was measured and recorded at its fair value when the Company ceased its right to use such facilities leased to it pursuant to the lease. The Company reduced its flight operations at Cleveland in 2014 and had been evaluating its options for the excess space. The Company recorded a net charge of $74 million ($47 million net of taxes) related to the amended lease.

During the three months ended March 31, 2016 and 2015, the Company recorded $8 million ($5 million net of taxes) and $50 million, respectively, of severance and benefit costs primarily related to a voluntary early-out program for its flight attendants. In 2014, more than 2,500 flight attendants elected to voluntarily separate from the Company and will receive a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through the end of 2016.

During the three months ended March 31, 2016, the Company recorded $8 million of losses due to exchange rate changes in Venezuela applicable to funds held in local currency.

During the three months ended March 31, 2015, the Company recorded $18 million of integration-related charges, $5 million of other charges, and approximately $9 million of gains on the sale of assets.

During the three months ended March 31, 2015, the Company recorded $6 million of losses as part of Nonoperating income (expense): Miscellaneous, net due to the write-off of the debt discount related to the redemption of the 2026 Notes and 2028 Notes.

In April 2016, the Federal Aviation Administration (“FAA”) announced that it will designate Newark Liberty International Airport (“Newark”) as a Level 2 schedule-facilitated airport under the International Air Transport Association Worldwide Slot Guidelines effective October 30, 2016. Newark is currently designated as a Level 3 slot-controlled airport. The Company is evaluating the impact, if any, of the change in designation on its $412 million intangible asset related to its Newark slots. Further, the Newark slots serve as part of the collateral for the term loans under the Credit Agreement and under the security agreements related to the Second Amended and Restated Co-Branded Card Marketing Services Agreement with Chase Bank USA, N.A. The Company is evaluating the impact of the FAA’s action on the Newark slot collateral for the term loans and to the extent necessary, the Company will substitute other collateral.

Accruals

The accrual balance for severance and benefits was $29 million as of March 31, 2016, compared to $96 million as of March 31, 2015. The severance-related accrual as of March 31, 2016 is expected to be mostly paid through 2016. The following is a reconciliation of severance accrual activity for the period:

Severance and Benefits
Balance at December 31, 2015	$27
Accrual	8
Payments	(6)

Balance at March 31, 2016	$29

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 118 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. UAL, through United and its regional carriers, operates an average of 5,000 flights a day to 336 airports across six continents.

First Quarter Financial Highlights

•

First quarter 2016 net income was $313 million, or $0.88 diluted earnings per share. First quarter 2016 Non-GAAP net income was $435 million, or $1.23 diluted earnings per share, which excludes $126 million of special charges and reflects $4 million of “Hedge Program Adjustments.” See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information regarding special charges.

•	Passenger revenue decreased 5.8% to $7.0 billion during the first quarter of 2016 as compared to the first quarter of 2015.

•	First quarter 2016 aircraft fuel cost, including the impact of fuel hedges designated for hedge accounting, decreased 34.7% year-over-year.

•	Unrestricted liquidity at March 31, 2016 was $5.3 billion, including $1.35 billion of undrawn commitments under its revolving credit facility.

•

UAL repurchased 27 million shares of UAL common stock in open market transactions for $1.5 billion, of which $0.1 billion settled in April 2016. As of March 31, 2016, the Company had $948 million remaining to purchase shares under its share repurchase program (the “2015 Program”). The Company expects to complete its repurchases under the 2015 Program by September 30, 2016. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

First Quarter Operational Highlights

•	United reported a consolidated on-time arrival rate (domestic and international) of 66.5%, up more than 12 points from the same quarter last year.

•

Consolidated traffic increased 0.3% and consolidated capacity increased 1.8% during the first quarter of 2016 as compared to the first quarter of 2015. The Company’s load factor for the first quarter of 2016 was 79.9%.

•	The Company took delivery of two Boeing 737-900ER aircraft, three Boeing 787-9 aircraft and one used Airbus A319 aircraft during the first quarter of 2016.

Outlook

The Company expects full-year 2016 consolidated capacity to increase between 1.0% and 2.0% year-over-year. The Company expects full year 2016 cost per available seat mile (“CASM”) excluding profit sharing, third-party business expense, fuel and special charges to be up between 2.0% and 3.0% year-over-year. Second quarter 2016 pre-tax margin is expected to be between 13.0% and 15.0%, excluding special charges. We are unable to project CASM or pre-tax margin on a GAAP basis, as defined below, as the nature and amount of special charges are not determinable at this time.

In the first quarter of 2016, United reached contract extensions with its pilots and dispatchers, and in April 2016, United also reached amended collective bargaining agreements with its Int’l Association of Machinists and Aerospace Workers (“IAM”) represented employees and continues to negotiate in mediation for a joint flight attendant collective bargaining agreement and a joint technician and related employees’ collective bargaining agreement. The cost associated with the ratification of the pilots’ agreement added an additional approximate 1.5 points of non-fuel unit costs in the first-quarter and full-year 2016. There is no material impact to non-fuel unit costs in 2016 associated with the ratification of the dispatchers’ or IAM’s respective agreements. The Company cannot predict the outcome of negotiations with its unionized employee groups, although significant increases in the pay and benefits resulting from new collective bargaining agreements would have a material financial impact on the Company.

Since the summer of 2014, the price of jet fuel declined and remains volatile. Based on projected fuel consumption in 2016, a one dollar change in the price of a barrel of crude oil would change the Company’s annual fuel expense by approximately $93 million. To protect against increases in the prices of aircraft fuel, the Company may hedge a portion of its future fuel requirements.

RESULTS OF OPERATIONS

The following discussion provides an analysis of results of operations and reasons for material changes therein for the three months ended March 31, 2016 as compared to the corresponding period in 2015. See “Reconciliation of GAAP to Non-GAAP Financial Measures” at the end of this item for additional information related to accounting principles generally accepted in the United States (“GAAP”) and Non-GAAP financial measures used in this report.

First Quarter 2016 Compared to First Quarter 2015

The Company recorded net income of $313 million in the first quarter of 2016 as compared to net income of $508 million in the first quarter of 2015. First quarter 2016 net income reflects $181 million of income tax expense primarily due to the release of the income tax valuation allowance in the third quarter of 2015. Excluding special charges and with Hedge Program Adjustments, the Company had net income of $435 million in the first quarter of 2016 as compared to net income of $582 million in the first quarter of 2015. The Company considers a key measure of its performance to be operating income, which was $649 million for the first quarter of 2016, as compared to $741 million for the first quarter of 2015, a $92 million decrease year-over-year. Significant components of the Company’s operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2016	2015	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$8,195	$8,608	$(413)	(4.8)
Operating expense	7,546	7,867	(321)	(4.1)

Operating income	649	741	(92)	(12.4)
Nonoperating expense	(155)	(230)	(75)	(32.6)
Income tax expense	181	3	178	NM

Net income	$313	$508	$(195)	(38.4)

NM - Not meaningful

Certain consolidated statistical information for the Company’s operations for the three months ended March 31 is as follows:

	2016	2015	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	32,087	31,522	565	1.8
Revenue passenger miles (“RPMs”) (millions) (b)	46,582	46,444	138	0.3
Available seat miles (“ASMs”) (millions) (c)	58,273	57,269	1,004	1.8
Passenger load factor (d)	79.9%	81.1%	(1.2)	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	12.00	12.96	(0.96)	(7.4)
Average yield per revenue passenger mile (“Yield”) (cents) (e)	15.01	15.98	(0.97)	(6.1)
CASM (cents)	12.95	13.74	(0.79)	(5.7)
Average price per gallon of fuel, including fuel taxes	$1.37	$2.08	$(0.71)	(34.1)
Fuel gallons consumed (millions)	890	896	(6)	(0.7)
Average full-time equivalent employees	82,500	81,700	800	1.0

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended March 31 (in millions, except for percentage changes):

	2016	2015	Increase (Decrease)	% Change
Passenger—Mainline	$5,577	$5,938	$(361)	(6.1)
Passenger—Regional	1,413	1,482	(69)	(4.7)

Total passenger revenue	6,990	7,420	(430)	(5.8)
Cargo	194	242	(48)	(19.8)
Other operating revenue	1,011	946	65	6.9

	$8,195	$8,608	$(413)	(4.8)

The table below presents selected first quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Domestic	Pacific	Atlantic	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2015:
Passenger revenue (in millions)	$(83)	$(107)	$(141)	$(30)	$(361)	$(69)	$(430)
Passenger revenue	(2.8)%	(10.1)%	(11.9)%	(4.0)%	(6.1)%	(4.7)%	(5.8)%
Average fare per passenger	(7.0)%	(7.9)%	(4.0)%	(15.9)%	(9.9)%	(1.4)%	(7.5)%
Yield	(4.3)%	(7.8)%	(4.1)%	(15.1)%	(6.5)%	(3.7)%	(6.1)%
PRASM	(5.5)%	(9.4)%	(8.9)%	(14.5)%	(8.0)%	(4.1)%	(7.4)%
Passengers	4.5%	(2.4)%	(8.2)%	14.2%	4.2%	(3.3)%	1.8%
RPMs (traffic)	1.6%	(2.5)%	(8.2)%	13.0%	0.5%	(1.0)%	0.3%
ASMs (capacity)	2.8%	(0.8)%	(3.3)%	12.3%	2.1%	(0.5)%	1.8%
Passenger load factor (points)	(1.0)	(1.4)	(3.7)	0.5	(1.2)	(0.4)	(1.2)

Consolidated passenger revenue in the first quarter of 2016 decreased 5.8% as compared to the year-ago period due to a decrease in consolidated yield of 6.1% year-over-year. Yields were impacted by a competitive domestic fare environment, unfavorable foreign currency results due to the strengthening of the U.S. dollar, international surcharge declines and a larger than anticipated decrease in close-in business travel during the weeks surrounding the Easter holiday and spring break. The decline in yields was partially offset by a 0.3% and 1.8% year-over-year increase in traffic and capacity, respectively.

Cargo revenue decreased $48 million, or 19.8%, in the first quarter of 2016 as compared to the year-ago period due to lower yields, partially offset by higher freight and mail volumes year-over-year. Yields were negatively impacted as air freighter competitors increased capacity in response to lower fuel prices. Another contributing factor to the year-over-year decrease was a U.S. West Coast port labor dispute that helped increase air freight results in the first quarter of 2015. The labor dispute was resolved during the first quarter of 2015.

Other operating revenue in the first quarter of 2016 increased $65 million, or 6.9%, as compared to the year-ago period primarily due to the impact of the Second Amended and Restated Co-Branded Card Marketing Services Agreement with Chase Bank USA, N.A., which became effective in the third quarter of 2015.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2016	2015	Increase (Decrease)	% Change
Salaries and related costs	$2,490	$2,301	$189	8.2
Aircraft fuel	1,218	1,864	(646)	(34.7)
Landing fees and other rent	525	543	(18)	(3.3)
Regional capacity purchase	522	570	(48)	(8.4)
Depreciation and amortization	479	429	50	11.7
Aircraft maintenance materials and outside repairs	402	397	5	1.3
Distribution expenses	303	312	(9)	(2.9)
Aircraft rent	178	201	(23)	(11.4)
Special charges	190	64	126	NM
Other operating expenses	1,239	1,186	53	4.5

	$7,546	$7,867	$(321)	(4.1)

Salaries and related costs increased $189 million, or 8.2%, in the first quarter of 2016 as compared to the year-ago period primarily due to higher pay rates and benefit expenses driven by the extension of the current collective bargaining agreement with the pilots, an increase in profit sharing primarily due to increased profitability and a 1.0% increase in average full-time equivalent employees.

Aircraft fuel expense decreased $646 million, or 34.7%, year-over-year primarily due to a 34.1% decrease in the average price per gallon of aircraft fuel in the first quarter of 2016 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended March 31, 2016 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2016	2015	% Change	2016	2015	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$1,080	$1,703	(36.6)	$1.21	$1.90	(36.3)
Hedge losses reported in fuel expense	(138)	(161)	NM	(0.16)	(0.18)	NM

Fuel expense as reported	1,218	1,864	(34.7)	1.37	2.08	(34.1)
Cash paid on settled hedges that did not qualify for hedge accounting	(5)	(39)	NM	—	(0.04)	NM

Fuel expense including all gains (losses) from settled hedges	$1,223	$1,903	(35.7)	$1.37	$2.12	(35.4)

Total fuel consumption (gallons)	890	896	(0.7)

Regional capacity purchase decreased $48 million or 8.4% in the first quarter of 2016 as compared to the year-ago period primarily due to a decrease in regional capacity, a decrease in one-time start-up and exit costs and timing of pass-through maintenance costs, partially offset by contractual rate increases.

Depreciation and amortization increased $50 million, or 11.7%, in the first quarter of 2016 as compared to the year-ago period primarily due to additions in new aircraft, aircraft improvements and conversions of operating leases to capital leases.

Aircraft rent decreased $23 million, or 11.4%, in the first quarter of 2016 as compared to the year-ago period primarily due to the purchase or capital lease conversion of several operating leased aircraft, lower lease renewal rates for certain aircraft and lease expirations.

Details of the Company’s special charges include the following for the three months ended March 31 (in millions):

	2016	2015
Labor agreement costs	$100	$—
Cleveland airport lease restructuring	74	—
Severance and benefit costs	8	50
(Gains) losses on sale of assets and other special charges	8	14

Special charges	$190	$64

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Other operating expenses increased $53 million, or 4.5%, in the first quarter of 2016 as compared to the year-ago period primarily due to food and technology costs associated with the Company’s enhanced customer experience initiatives, increases in ground handling costs due to higher rates at certain stations, and rate-driven increases in personnel-related expenses.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

	2016	2015	Increase (Decrease)	% Change
Interest expense	$(159)	$(173)	$(14)	(8.1)
Interest capitalized	14	12	2	16.7
Interest income	8	5	3	60.0
Miscellaneous, net	(18)	(74)	(56)	(75.7)

Total	$(155)	$(230)	$(75)	(32.6)

In the first quarter of 2016, Miscellaneous, net did not include any gains or losses from derivatives not qualifying for hedge accounting as compared to losses of $43 million in the year-ago period. Foreign currency losses were approximately $15 million and $26 million in the first quarters of 2016 and 2015, respectively. The 2016 foreign currency loss includes $8 million of losses due to exchange rate changes in Venezuela applicable to funds held in local currency. See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for additional information related to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of March 31, 2016, the Company had $4.0 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $5.2 billion at December 31, 2015. At March 31, 2016, the Company also had $180 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, estimated future workers’ compensation claims and credit card processing agreements. As of March 31, 2016, the Company had its entire commitment capacity of $1.35 billion under the revolving credit facility of the Company’s 2013 Credit and Guaranty Agreement (the “Credit Agreement”) available for letters of credit or borrowings.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital and a deficit in working capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At March 31, 2016, the Company had approximately $11.6 billion of debt and capital lease obligations, including $1.4 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. As of March 31, 2016, our current liabilities exceeded our current assets by approximately $6.2 billion. However, approximately $7.1 billion of our current liabilities are related to our Advance ticket sales and Frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.

The Company will continue to evaluate opportunities to prepay its debt, including open market repurchases, to reduce its indebtedness and related interest.

As of March 31, 2016, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737NG/737 MAX 9	178
Boeing 777-300ER	14
Boeing 787-8/-9/-10	23
Embraer E175	9

(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2024. For the remainder of 2016, United expects to take delivery of 13 Boeing 737NG aircraft, one Boeing 777-300ER aircraft, two Boeing 787-9 aircraft and nine Embraer E175 aircraft. United expects to assign the nine Embraer E175 aircraft immediately prior to each aircraft’s delivery by Embraer to a designated United Express operator.

As of March 31, 2016, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures.

As of March 31, 2016, UAL and United have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets of approximately $23.2 billion, of which approximately $2.9 billion, $3.9 billion, $3.9 billion, $3.2 billion, $2.4 billion and $6.9 billion are due in the last nine months of 2016 and for the full year for 2017, 2018, 2019, 2020 and thereafter, respectively. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

As of March 31, 2016, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

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

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations for the three months ended March 31, 2016 was $1.2 billion compared to $1.8 billion in the same period in 2015. The decrease is primarily attributable to differences in working capital changes in the first quarter of 2016 versus the prior year. The following were significant working capital items in 2016: Cash flows decreased as the company paid approximately $0.7 billion in profit sharing to qualified employees in 2016 (as compared to approximately $0.2 billion in 2015). Further, credit card receivables increased by approximately $0.2 billion as a result of a temporary cash transfer issue with a credit card company, which was resolved in April 2016. Frequent flyer deferred revenue and advanced purchase of miles decreased by approximately $0.1 billion due to increased utilization of pre-purchased miles. These decreases from working capital items were partially offset by $0.1 billion in lower pension obligation funding.

Investing Activities. Capital expenditures were $0.8 billion and $0.2 billion in the three months ended March 31, 2016 and 2015, respectively. Capital expenditures for the three months ended March 31, 2016 were primarily attributable to the purchase of aircraft, facility and fleet-related costs. In addition to capital expenditures during the three months ended March 31, 2016, we acquired one aircraft through the issuance of debt.

Financing Activities. During the three months ended March 31, 2016, the Company made debt and capital lease payments of $261 million.

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

In the first quarter of 2015, United issued $0.7 billion of debt related to a 2014 enhanced equipment trust certificates offering to finance new aircraft.

As of March 31, 2016, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s Credit Agreement. See Note 11 in the Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”) for additional information on the terms of the Credit Agreement.

The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United. Certain covenants in the Credit Agreement and in the Company’s indentures are summarized in Note 11 of the 2015 Annual Report. The Company was in compliance with all of these covenants as of March 31, 2016.

Share Repurchase Program. In the three months ended March 31, 2016, UAL repurchased 27 million shares of UAL common stock in open market transactions for $1.5 billion, of which $0.1 billion settled in April 2016. As of March 31, 2016, the Company had $948 million remaining to purchase shares under the 2015 Program. The Company expects to complete its repurchases under the 2015 Program by September 30, 2016. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

Commitments, Contingencies and Liquidity Matters. As described in the 2015 Annual Report, the Company’s liquidity may be adversely impacted by a variety of factors, including, but not limited to, obligations associated with fuel hedge settlements and related collateral requirements, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies. See the 2015 Annual Report and Notes 5, 7, 8 and 9 to the financial statements contained in Part I, Item 1 of this report for additional information.

Other. In April 2016, the Federal Aviation Administration (“FAA”) announced that it will designate Newark Liberty International Airport (“Newark”) as a Level 2 schedule-facilitated airport under the International Air Transport Association Worldwide Slot Guidelines effective October 30, 2016. Newark is currently designated as a Level 3 slot-controlled airport. The Company is evaluating the impact, if any, of the change in designation on its $412 million intangible asset related to its Newark slots. Further, the Newark slots serve as part of the collateral for the term loans under the Credit Agreement and under the Second Amended and Restated Co-Branded Card Marketing Services Agreement with Chase Bank USA, N.A. The Company is evaluating the impact of the FAA’s action on the Newark slot collateral for the term loans and to the extent necessary, the Company will substitute other collateral.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The Company evaluates its financial performance utilizing various GAAP and Non-GAAP financial measures, including CASM and Non-GAAP net income (net income excluding special charges and reflecting Hedge Program Adjustments). CASM is a common metric used in the airline industry to measure an airline’s cost structure and efficiency. The Non-GAAP financial measures in this report are presented because they provide management and investors the ability to measure and monitor the

Company’s performance on a consistent basis. The Company believes that adjusting for special charges is useful to investors because they are nonrecurring charges not indicative of UAL’s ongoing performance. In addition, the Company believes that reflecting Hedge Program Adjustments is useful because the adjustments allow investors to better understand the cash impact of settled fuel derivative contracts in a given period. Reconciliations of net income and diluted earnings per share to the Non-GAAP financial measures of net income and diluted earnings per share, excluding special charges and reflecting Hedge Program Adjustments, for the three months ended March 31 are as follows in the tables below (in millions, except per share amounts):

	Three Months Ended March 31,
	Net Income 2016	Diluted Earnings per Share 2016	Net Income 2015	Diluted Earnings per Share 2015
Net income—GAAP	$313	$0.88	$508	$1.32
Special charges, net of tax (a)	126	0.36	70	0.18
Mark-to-market losses from fuel derivative contracts settling in future periods	—	—	36	0.10
Prior period losses on fuel derivative contracts settled in the current period	(4)	(0.01)	(32)	(0.08)

Net income excluding special charges, net and reflecting Hedge Program Adjustments—Non-GAAP	$435	$1.23	$582	$1.52

(a) See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information related to special charges, net.

CRITICAL ACCOUNTING POLICIES

See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Annual Report for a discussion of the Company’s critical accounting policies.

FORWARD-LOOKING INFORMATION

Certain statements throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward-looking and thus reflect our current expectations and beliefs with respect to certain future events and anticipated financial and operating performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as “expects,” “will,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “goals” and similar expressions are intended to identify forward-looking statements.

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

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; our ability to execute our operational plans and revenue-generating initiatives, including optimizing its revenue; our ability to control our costs, including realizing benefits from our resource optimization efforts, cost reduction initiatives and fleet replacement programs; our ability to utilize our net operating losses; our ability to attract and retain customers; demand for transportation in the markets in which we operate; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); economic and political instability and other risks of doing business globally; its ability to cost-effectively hedge against increases in the price of aircraft fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; disruptions to our regional network; the costs and availability of aviation and other insurance; industry consolidation or changes in airline alliances; competitive pressures on pricing and on demand; its capacity decisions and the capacity decisions of our competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements and environmental regulations); the impact of regulatory, investigative and legal proceedings and legal compliance risks; the impact of any management changes; labor costs; our ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” of UAL’s Annual Report on Form 10-K, as well as other risks and uncertainties set forth from time to time in the reports we file with the U.S. Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Annual Report except as follows:

Aircraft Fuel. As of March 31, 2016, the Company had hedged approximately 12% of its projected fuel requirements (378 million gallons) for the remainder of 2016 with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of March 31, 2016, the Company had fuel hedges expiring through December 2016.

At March 31, 2016, fuel derivatives were in a net liability position of $32 million. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

The fuel derivative portfolio is comprised of many individual derivative contracts (primarily option contracts) on multiple underlying commodities and entered into at various points in time, resulting in a wide range of strike prices with several hedge counterparties. The table below provides a view of the economic impact of the fuel derivative portfolio on the Company’s fuel costs given significant moves (up to +/-30%) in market fuel prices from March 31, 2016 (in millions).

Period from April 1, 2016 to December 31, 2016
Change in market fuel prices (a)	(Increase) decrease to unhedged fuel cost (b)	Fuel derivative gain (c)	Net (increase) decrease to fuel cost
30%	$(1,060)	$47	$(1,013)
20%	(707)	44	(663)
10%	(353)	15	(338)
(10)%	353	—	353
(20)%	707	—	707
(30)%	1,060	—	1,060

(a) Projected using equal shifts in spot and forward prices for aircraft fuel and crude oil underlying hedge contracts at March 31, 2016 levels.

(b) Projections based on an average forward price of $1.16 per gallon, excluding taxes and other delivery costs and estimated consumption of 3.0 billion gallons for the nine months ending December 31, 2016.

(c) Change in projected cash gain/(loss) on existing fuel derivatives as of March 31, 2016. Includes all fuel derivatives whether or not the fuel derivatives are designated for hedge accounting. Within these price ranges, the Company would neither receive nor post collateral.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and acting Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the acting Chief Financial Officer of UAL and United have concluded that as of March 31, 2016, disclosure controls and procedures of each of UAL and United were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2016

During the three months ended March 31, 2016, there were no changes in UAL’s or United’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None

(b) None

(c) The following table presents repurchases of UAL common stock made in the first quarter of fiscal year 2016:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
January 1, 2016 through January 31, 2016	3,312,112	$48.28	3,312,112	$2,288
February 1, 2016 through February 29, 2016	9,316,774	51.17	9,316,774	1,812
March 1, 2016 through March 31, 2016	14,753,555	58.52	14,753,555	948

Total	27,382,441		27,382,441

(a) On July 21, 2015, UAL’s Board of Directors authorized a new $3 billion share repurchase program. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. In the three months ended March 31, 2016, UAL repurchased 27 million shares of UAL common stock in open market transactions for $1.5 billion, of which $0.1 billion settled in April 2016. As of March 31, 2016, the Company had $948 million remaining to purchase shares under the 2015 Program. The Company expects to complete its repurchases under the 2015 Program by September 30, 2016. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time.

The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock. The United Continental Holdings, Inc. 2008 Incentive Compensation Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. However, this plan does not specify a maximum number of shares that may be withheld for this purpose. A total of 60,275 shares were withheld under this plan in the first quarter of 2016 at an average share price of $55.35.

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

United Continental Holdings, Inc.
(Registrant)

Date: April 21, 2016	By:	/s/ Gerald Laderman

Gerald Laderman
Senior Vice President Finance and acting Chief Financial Officer
(principal financial officer)

Date: April 21, 2016	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

United Airlines, Inc.
(Registrant)

Date: April 21, 2016	By:	/s/ Gerald Laderman

Gerald Laderman
Senior Vice President Finance and acting Chief Financial Officer
(principal financial officer)

Date: April 21, 2016	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

3.1	UAL	Amended and Restated Bylaws of United Continental Holdings, Inc., adopted on February 18, 2016

^10.1	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 03776, dated January 20, 2016, between The Boeing Company and United Airlines, Inc.

^10.2	UAL United	Supplemental Agreement No. 9 to Purchase Agreement No. 03784, dated January 20, 2016, between The Boeing Company and United Airlines, Inc.

^10.3	UAL United	Supplemental Agreement No. 6 to Purchase Agreement No. 03776, dated February 8, 2016, between The Boeing Company and United Airlines, Inc.

^10.4	UAL United	Supplemental Agreement No. 10 to Purchase Agreement No. 03784, dated February 8, 2016, between The Boeing Company and United Airlines, Inc.

^10.5	UAL United	Supplemental Agreement No. 7 to Purchase Agreement No. 3860, dated March 7, 2016, between The Boeing Company and United Airlines, Inc.

^10.6	UAL United	Supplemental Agreement No. 11 to Purchase Agreement Number No. 03784, dated March 7, 2016, between The Boeing Company and United Airlines, Inc.

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.