Form 10-Q
period 2016-06-30
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2016-07-19
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of July 12, 2016 is shown below:

United Continental Holdings, Inc.	322,408,298 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for United Airlines, Inc. common stock.

OMISSION OF CERTAIN INFORMATION

This combined Quarterly Report on Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.

United Airlines, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenue:
Passenger—Mainline	$6,525	$6,961	$12,102	$12,899
Passenger—Regional	1,578	1,715	2,991	3,197

Total passenger revenue	8,103	8,676	15,093	16,096
Cargo	208	229	402	471
Other operating revenue	1,085	1,009	2,096	1,955

	9,396	9,914	17,591	18,522

Operating expense:
Salaries and related costs	2,592	2,454	5,082	4,755
Aircraft fuel	1,437	2,106	2,655	3,970
Regional capacity purchase	551	583	1,073	1,153
Landing fees and other rent	541	553	1,066	1,096
Depreciation and amortization	491	445	970	874
Aircraft maintenance materials and outside repairs	448	431	850	828
Distribution expenses	339	348	642	660
Aircraft rent	175	194	353	395
Special charges (Note 10)	434	55	624	119
Other operating expenses	1,328	1,300	2,567	2,486

	8,336	8,469	15,882	16,336

Operating income	1,060	1,445	1,709	2,186

Nonoperating income (expense):
Interest expense	(157)	(167)	(316)	(340)
Interest capitalized	14	13	28	25
Interest income	9	6	17	11
Miscellaneous, net (Note 10)	5	(100)	(13)	(174)

	(129)	(248)	(284)	(478)

Income before income taxes	931	1,197	1,425	1,708
Income tax expense	343	4	524	7

Net income	$588	$1,193	$901	$1,701

Earnings per share, basic	$1.78	$3.14	$2.63	$4.46

Earnings per share, diluted	$1.78	$3.14	$2.63	$4.45

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$588	$1,193	$901	$1,701

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	33	147	111	233
Employee benefit plans	10	28	(14)	30
Investments and other	—	(10)	—	4

	43	165	97	267

Total comprehensive income, net	$631	$1,358	$998	$1,968

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,483	$3,006
Short-term investments	2,202	2,190
Receivables, less allowance for doubtful accounts (2016—$12; 2015—$18)	1,450	1,128
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2016—$261; 2015—$235)	798	738
Prepaid expenses and other	911	766

	7,844	7,828

Operating property and equipment:
Owned—
Flight equipment	24,853	23,728
Other property and equipment	4,947	4,542

	29,800	28,270
Less—Accumulated depreciation and amortization	(9,148)	(8,339)

	20,652	19,931

Purchase deposits for flight equipment	919	788

Capital leases—
Flight equipment	1,511	1,527
Other property and equipment	331	332

	1,842	1,859
Less—Accumulated amortization	(1,025)	(998)

	817	861

	22,388	21,580

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2016—$1,190; 2015—$1,144)	3,677	4,136
Deferred income taxes	1,392	2,037
Restricted cash	124	204
Other, net	528	553

	10,244	11,453

	$40,476	$40,861

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) June 30, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$5,323	$3,753
Accounts payable	2,240	1,869
Frequent flyer deferred revenue	2,132	2,117
Accrued salaries and benefits	1,969	2,350
Current maturities of long-term debt	1,272	1,224
Current maturities of capital leases	128	135
Fuel derivative instruments	7	124
Other	911	842

	13,982	12,414

Long-term debt	9,275	9,673
Long-term obligations under capital leases	740	727

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,830	2,826
Postretirement benefit liability	1,880	1,882
Pension liability	1,409	1,488
Advanced purchase of miles	725	1,010
Lease fair value adjustment, net	317	359
Other	1,534	1,516

	8,695	9,081

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 322,932,096 and 364,609,108 shares at June 30, 2016 and December 31, 2015, respectively	4	4
Additional capital invested	7,965	7,946
Retained earnings	4,358	3,457
Stock held in treasury, at cost	(3,809)	(1,610)
Accumulated other comprehensive loss	(734)	(831)

	7,784	8,966

	$40,476	$40,861

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net cash provided by operating activities	$3,746	$3,577
Cash Flows from Investing Activities:
Capital expenditures	(1,654)	(1,311)
Purchases of short-term and other investments	(1,273)	(1,202)
Proceeds from sale of short-term and other investments	1,264	1,397
Investment in and loans to affiliates	(8)	(130)
Decrease in restricted cash	39	37
Proceeds from sale of property and equipment	19	36
Other	(6)	—

Net cash used in investing activities	(1,619)	(1,173)

Cash Flows from Financing Activities:
Payments of long-term debt	(453)	(1,319)
Repurchases of common stock	(2,182)	(445)
Proceeds from issuance of long-term debt	75	228
Principal payments under capital leases	(66)	(53)
Other, net	(24)	(21)

Net cash used in financing activities	(2,650)	(1,610)

Net (decrease) increase in cash and cash equivalents	(523)	794
Cash and cash equivalents at beginning of the period	3,006	2,002

Cash and cash equivalents at end of the period	$2,483	$2,796

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$59	$776
Airport construction financing	35	—
Operating lease conversions to capital lease	7	—
Exchanges of certain convertible notes for common stock	—	201

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenue:
Passenger—Mainline	$6,525	$6,961	$12,102	$12,899
Passenger—Regional	1,578	1,715	2,991	3,197

Total passenger revenue	8,103	8,676	15,093	16,096
Cargo	208	229	402	471
Other operating revenue	1,085	1,009	2,096	1,955

	9,396	9,914	17,591	18,522

Operating expense:
Salaries and related costs	2,592	2,454	5,082	4,755
Aircraft fuel	1,437	2,106	2,655	3,970
Regional capacity purchase	551	583	1,073	1,153
Landing fees and other rent	541	553	1,066	1,096
Depreciation and amortization	491	445	970	874
Aircraft maintenance materials and outside repairs	448	431	850	828
Distribution expenses	339	348	642	660
Aircraft rent	175	194	353	395
Special charges (Note 10)	434	55	624	119
Other operating expenses	1,328	1,299	2,566	2,485

	8,336	8,468	15,881	16,335

Operating income	1,060	1,446	1,710	2,187

Nonoperating income (expense):
Interest expense	(157)	(167)	(316)	(340)
Interest capitalized	14	13	28	25
Interest income	9	6	17	11
Miscellaneous, net (Note 10)	5	(101)	(13)	(175)

	(129)	(249)	(284)	(479)

Income before income taxes	931	1,197	1,426	1,708
Income tax expense	343	4	524	6

Net income	$588	$1,193	$902	$1,702

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$588	$1,193	$902	$1,702

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	33	147	111	233
Employee benefit plans	10	28	(14)	30
Investments and other	—	(9)	—	5

	43	166	97	268

Total comprehensive income, net	$631	$1,359	$999	$1,970

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,477	$3,000
Short-term investments	2,202	2,190
Receivables, less allowance for doubtful accounts (2016—$12; 2015—$18)	1,450	1,128
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2016—$261; 2015—$235)	798	738
Prepaid expenses and other	960	813

	7,887	7,869

Operating property and equipment:
Owned—
Flight equipment	24,853	23,728
Other property and equipment	4,947	4,542

	29,800	28,270
Less—Accumulated depreciation and amortization	(9,148)	(8,339)

	20,652	19,931

Purchase deposits for flight equipment	919	788

Capital leases—
Flight equipment	1,511	1,527
Other property and equipment	331	332

	1,842	1,859
Less—Accumulated amortization	(1,025)	(998)

	817	861

	22,388	21,580

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2016—$1,190; 2015—$1,144)	3,677	4,136
Deferred income taxes	1,351	1,995
Restricted cash	124	204
Other, net	527	554

	10,202	11,412

	$40,477	$40,861

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$5,323	$3,753
Accounts payable	2,245	1,874
Frequent flyer deferred revenue	2,132	2,117
Accrued salaries and benefits	1,969	2,350
Current maturities of long-term debt	1,272	1,224
Current maturities of capital leases	128	135
Fuel derivative instruments	7	124
Other	911	840

	13,987	12,417

Long-term debt	9,275	9,673
Long-term obligations under capital leases	740	727

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,830	2,826
Postretirement benefit liability	1,880	1,882
Pension liability	1,409	1,488
Advanced purchase of miles	725	1,010
Lease fair value adjustment, net	317	359
Other	1,534	1,516

	8,695	9,081

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both June 30, 2016 and December 31, 2015	—	—
Additional capital invested	3,964	6,138
Retained earnings	4,575	3,673
Accumulated other comprehensive loss	(734)	(831)
Receivable from related parties	(25)	(17)

	7,780	8,963

	$40,477	$40,861

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net cash provided by operating activities	$3,740	$3,568
Cash Flows from Investing Activities:
Capital expenditures	(1,654)	(1,311)
Purchases of short-term investments and other investments	(1,273)	(1,202)
Proceeds from sale of short-term and other investments	1,264	1,397
Investment in and loans to affiliates	(8)	(130)
Decrease in restricted cash	39	37
Proceeds from sale of property and equipment	19	36
Other	(6)	—

Net cash used in investing activities	(1,619)	(1,173)

Cash Flows from Financing Activities:
Payments of long-term debt	(453)	(1,319)
Dividend to UAL	(2,182)	(445)
Proceeds from issuance of long-term debt	75	228
Principal payments under capital leases	(66)	(53)
Other, net	(18)	(12)

Net cash used in financing activities	(2,644)	(1,601)

Net (decrease) increase in cash and cash equivalents	(523)	794
Cash and cash equivalents at beginning of the period	3,000	1,996

Cash and cash equivalents at end of the period	$2,477	$2,790

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$59	$776
Airport construction financing	35	—
Operating lease conversions to capital lease	7	—

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

NOTE 1 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases. The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The update requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through earnings as a component of income tax expense. Under current GAAP, these differences are generally recorded in additional paid-in capital and thus have no impact on net income. The change in treatment of excess tax benefits and tax deficiencies will also impact the computation of diluted earnings per share, and the cash flows associated with those items will be classified as operating activities on the condensed statements of consolidated cash flows. Additionally, entities will be permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required under current GAAP, or recognized when they occur. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact the adoption of this standard update will have on its consolidated financial statements and whether to early adopt the standard update.

The FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under the standard, investments for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) using the practical expedient will no longer be categorized in the fair value hierarchy. The Company adopted this standard on January 1, 2016. As of June 30, 2016, the Company had approximately $201 million of such investments as part of its Short-term investments balance sheet total. In addition, pension plan investments measured at NAV per share will no longer be categorized within the fair value hierarchy. As of June 30, 2016, the Company had approximately $1.7 billion of such investments.

NOTE 2 - EARNINGS PER SHARE

The computations of UAL’s basic and diluted earnings per share are set forth below (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per share:
Earnings available to common stockholders	$588	$1,193	$901	$1,701

Basic weighted-average shares outstanding	331	380	342	381

Earnings per share, basic	$1.78	$3.14	$2.63	$4.46

Diluted earnings per share:
Earnings available to common stockholders including the effect of dilutive securities	$588	$1,193	$901	$1,701

Diluted shares outstanding:
Basic weighted-average shares outstanding	331	380	342	381
Effect of employee stock awards	—	—	1	1

Diluted weighted-average shares outstanding	331	380	343	382

Earnings per share, diluted	$1.78	$3.14	$2.63	$4.45

The number of antidilutive securities excluded from the computation of diluted earnings per share amounts was not material.

In the three and six months ended June 30, 2016, UAL repurchased 15 million and 42 million shares of UAL common stock in open market transactions, respectively, for $694 million and $2.2 billion, respectively. As of June 30, 2016, the Company had $255 million remaining to purchase shares under its 2015 $3 billion share repurchase authorization.

In July 2016, UAL’s Board of Directors authorized a new $2 billion share repurchase program to acquire UAL’s common stock.

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

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss), net of tax (“AOCI”) (in millions):

				Deferred Taxes
UAL (a)	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts	Investments and Other	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts		Total
Balance at March 31, 2016	$(401)	$(93)	$3	$(140)	$(146)		$(777)
Changes in value	10	17	—	(4)	(6)		17
Amounts reclassified to earnings	6	35	—	(2)	(13)		26

Net change	16	52	—	(6)	(19)		43

Balance at June 30, 2016	$(385)	$(41)	$3	$(146)	$(165)		$(734)

Balance at December 31, 2015	$(363)	$(215)	$3	$(154)	$(102)		$(831)
Changes in value	(33)	1	—	12	—		(20)
Amounts reclassified to earnings	11	173	—	(4)	(63)		117

Net change	(22)	174	—	8	(63)		97

Balance at June 30, 2016	$(385)	$(41)	$3	$(146)	$(165)		$(734)

				Deferred Taxes
UAL (a)	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts	Investments and Other	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts		Total
Balance at March 31, 2015	$(470)	$(413)	$21	$(115)	$—	(c)	$(977)
Changes in value (b)	20	29	(10)	—	—		39
Amounts reclassified to earnings (b)	8	118	—	—	—		126

Net change	28	147	(10)	—	—		165

Balance at June 30, 2015	$(442)	$(266)	$11	$(115)	$—	(c)	$(812)

Balance at December 31, 2014	$(472)	$(499)	$7	$(115)	$—	(c)	$(1,079)
Changes in value (b)	12	(46)	5	—	—		(29)
Amounts reclassified to earnings (b)	18	279	(1)	—	—		296

Net change	30	233	4	—	—		267

Balance at June 30, 2015	$(442)	$(266)	$11	$(115)	$—	(c)	$(812)

Details about AOCI Components	Amount Reclassified from AOCI to Income				Affected Line Item in the Statements of Consolidated Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fuel derivative contracts
Reclassifications of losses into earnings	$35	$118	$173	$279	Aircraft fuel
Pension and other postretirement liabilities
Amortization of unrecognized losses and prior service cost (credit) (d)	6	8	11	18	Salaries and related costs
Investments and other
Available-for-sale securities-reclassifications of gains into earnings	—	—	—	(1)	Miscellaneous, net

(a) UAL and United amounts are substantially the same except for additional gains related to investments and other of $1 million at United for the three and six months ended June 30, 2015.

(b) Income tax expense for these items was offset by the Company’s valuation allowance.

(c) Deferred tax balance was offset by the Company’s valuation allowance.

(d) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional information).

NOTE 4 - INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2016 was 36.9% and 36.8%, respectively, which represented a blend of federal, state and foreign taxes and the impact of certain nondeductible items. The effective tax rate for the six months ended June 30, 2015 was 0.4% due primarily to the existing income tax valuation allowance against net operating losses and other deferred income tax assets. During 2015, after considering all positive and negative evidence, the Company concluded that its deferred income taxes would more likely than not be realized. The Company released substantially all of its valuation allowance in the third quarter of 2015.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Service cost	$27	$31	$6	$5
Interest cost	50	50	22	21
Expected return on plan assets	(54)	(49)	(1)	(1)
Amortization of unrecognized (gain) loss and prior service cost (credit)	20	22	(14)	(14)
Settlement loss	1	—	—	—

Total	$44	$54	$13	$11

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30, 2016		Six Months Ended June 30, 2016
	2016	2015	2016	2015
Service cost	$55	$62	$10	$10
Interest cost	101	100	44	41
Expected return on plan assets	(108)	(98)	(1)	(1)
Amortization of unrecognized (gain) loss and prior service cost (credit)	38	44	(27)	(27)
Settlement loss	2	1	—	—

Total	$88	$109	$26	$23

During the three and six months ended June 30, 2016, the Company contributed $80 million and $160 million, respectively, to its U.S. domestic tax-qualified defined benefit pension plans.

Share-Based Compensation. During 2016, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.3 million shares of restricted stock and 0.8 million restricted stock units (“RSUs”) that vest pro-rata over three years on the anniversary of the grant date. The time-vested RSUs are stock-settled for domestic employees and cash-settled based on the 20-day average closing price of UAL common stock immediately prior to the vesting date for international employees. The Company also granted 0.6 million performance-based RSUs that will vest based on the Company’s return on invested capital and the Company’s relative improvement in pre-tax margin for the three years ending December 31, 2018. If these performance conditions are achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the stock-settled RSUs as equity awards and the cash-settled RSUs as liability awards.

The table below presents information related to share-based compensation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Share-based compensation expense	$3	$16	$13	$33

	June 30, 2016	December 31, 2015
Unrecognized share-based compensation	$71	$41

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

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	June 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,483	$2,483	$—	$—	$3,006	$3,006	$—	$—
Short-term investments:
Corporate debt	872	—	872	—	891	—	891	—
Asset-backed securities	710	—	710	—	710	—	710	—
Certificates of deposit placed through an account registry service (“CDARS”)	261	—	261	—	281	—	281	—
U.S. government and agency notes	106	—	106	—	72	—	72	—
Auction rate securities	9	—	—	9	9	—	—	9
Other fixed-income securities	43	—	43	—	26	—	26	—
Other investments measured at NAV (a)	201	—	—	—	201	—	—	—
Enhanced equipment trust certificates (“EETC”)	24	—	—	24	26	—	—	26
Fuel derivatives liability, net	7	—	7	—	124	—	124	—
Foreign currency derivatives liability, net	1	—	1	—	—	—	—	—
Restricted cash	167	167	—	—	206	206	—	—

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

Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale. As of June 30, 2016, asset-backed securities have remaining maturities of less than one year to approximately 33 years, corporate debt securities have remaining maturities of less than one year to approximately six years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately three years. The EETC securities mature in 2019.

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

Fair Value of Debt by Fair Value Hierarchy Level
	June 30, 2016					December 31, 2015
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$10,547	$11,141	$—	$8,425	$2,716	$10,897	$11,371	$—	$8,646	$2,725

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term investments and Restricted cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, (c) internally-developed models of the expected future cash flows related to the securities, or (d) broker quotes obtained by third-party valuation services.

Fuel derivatives	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign currency derivatives	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

NOTE 7 - HEDGING ACTIVITIES

Fuel Derivatives

The Company may hedge a portion of its future fuel requirements to protect against increases in the price of fuel. The Company may restructure hedges in response to market conditions prior to their original settlement dates which may result in changes in hedge coverage levels and the potential recognition of gains or losses on such hedge contracts. As of June 30, 2016, the Company had hedged approximately 12% of its projected fuel requirements (252 million gallons) for the remainder of 2016 with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of June 30, 2016, the Company had fuel hedges expiring through December 2016.

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

In addition to cash flow hedges, the Company from time to time enters into fair value hedges related to its aircraft fuel inventory using derivatives such as swaps and futures contracts based on aircraft fuel. Under fair value hedge accounting, the Company records changes in the fair value of both the hedging derivative and the hedged aircraft fuel inventory as fuel expense. The Company records ineffectiveness on fair value hedges as Nonoperating income (expense): Miscellaneous, net in the statements of consolidated operations. As of June 30, 2016, fair value hedges related to aircraft fuel were not material to the Company’s financial statements.

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its consolidated balance sheets, and, accordingly, records any related collateral on a gross basis. The table below presents the fair value amounts of fuel derivative assets and liabilities and the location of amounts recognized in the Company’s financial statements.

The Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

Classification	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as cash flow hedges
Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$7	$119
Derivatives not designated for hedge accounting
Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$—	$5

Total derivatives
Total liabilities		$7	$124

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of non-performance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company did not hold or post collateral as of June 30, 2016. The Company had on deposit $26 million of collateral with fuel derivative counterparties as of December 31, 2015. The collateral is recorded as Prepaid expenses and other on the Company’s balance sheets.

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

	June 30, 2016	December 31, 2015
Fuel derivative instruments, net of collateral	$7	$98

The following tables present the impact of derivative instruments and their location within the Company’s unaudited statements of consolidated operations (in millions):

Derivatives designated as cash flow hedges

	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Fuel contracts	$17	$29	$(35)	$(118)	$—	$—

Derivatives designated as cash flow hedges

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Fuel contracts	$1	$(46)	$(173)	$(279)	$—	$—

Derivatives not designated for hedge accounting

Fuel contracts

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amount of gain/(loss) recognized in Nonoperating income (expense): Miscellaneous, net	$—	$41	$—	$(2)

Foreign Currency Derivatives

The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company’s more significant foreign currency exposures include the Canadian dollar, Chinese renminbi, European euro, British pound and Japanese yen. At times, the Company uses derivative financial instruments, such as options, collars and forward contracts, to hedge its exposure to foreign currency. At June 30, 2016, the Company had foreign currency derivative contracts in place to hedge both European euro denominated sales and Japanese yen denominated sales. The notional amount of the hedges equates to 21% of the Company’s projected European euro denominated net cash inflows for the remainder of 2016; and 26% of the Company’s projected Japanese yen denominated net cash inflows for the remainder of 2016. Net cash relates primarily to passenger ticket sales inflows, partially offset by expenses paid in local currencies. At June 30, 2016, the fair value of the Company’s foreign currency derivatives was a liability of $1 million.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments. As of June 30, 2016, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737NG/737 MAX 9	176
Boeing 777-300ER	14
Boeing 787-8/-9/-10	21
Embraer E175	5
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2024. For the remainder of 2016, United expects to take delivery of 11 Boeing 737NG aircraft, one Boeing 777-300ER aircraft and five Embraer E175 aircraft. United expects to assign the five Embraer E175 aircraft immediately prior to each aircraft’s delivery by Embraer to a designated United Express operator.

As of June 30, 2016, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. See Note 9 of this report for additional information on aircraft financing.

The table below summarizes United’s commitments as of June 30, 2016, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

(in billions)
Last six months of 2016	$2.3
2017	4.3
2018	4.3
2019	3.3
2020	2.6
After 2020	6.9

$23.7

Guarantees. As of June 30, 2016, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.4 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with $342 million of these obligations are accounted for as capital leases. All of these bonds are due between 2017 and 2038.

As of June 30, 2016, United is the guarantor of $43 million of aircraft mortgage debt issued by one of United’s regional carriers and is expected to be the guarantor of up to an additional $129 million of aircraft mortgage debt the regional carrier plans to issue in 2016.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At June 30, 2016, the Company had $2.4 billion of floating rate debt and $104 million of fixed rate debt, with remaining terms of up to 12 years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate balance of $2.4 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Labor Negotiations. As of June 30, 2016, United had approximately 87,500 active employees, of whom approximately 80% were represented by various labor organizations.

In January 2016, United’s pilots, represented by the Air Line Pilots Association, International, agreed to extend their contract through January 31, 2019. In March 2016, the Company’s dispatchers, represented by the Professional Airline Flight Control Association, agreed to extend their current contract through 2021. In April 2016, the fleet service, passenger service, storekeeper and other employees represented by the Int’l Association of Machinists and Aerospace Workers (“IAM”) ratified seven new contracts with the Company which extended the contracts through 2021. In June 2016, United and The Association of Flight Attendants (“AFA”) reached a tentative agreement. The AFA Joint Master Executive Council approved the agreement and will submit it to AFA members for ratification. The Company continues to negotiate in mediation for a joint technician and related employees’ collective bargaining agreement.

NOTE 9 - DEBT

As of June 30, 2016, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. As of June 30, 2016, UAL and United were in compliance with their debt covenants. As of June 30, 2016, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s 2013 Credit and Guaranty Agreement (the “Credit Agreement”).

EETCs. In June 2016, United created EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2016 are as follows (in millions, except stated interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of June 30, 2016	Remaining proceeds from issuance of debt to be received in future periods
June 2016	AA	$ 729	March 2017	3.10%	$ —	$ 729
June 2016	A	324	March 2017	3.45%	—	324

		$ 1,053			$ —	$ 1,053

4.5% Convertible Notes due 2015. In the first quarter of 2015, the holders of substantially all of the remaining $202 million principal amount of the 4.5% Convertible Notes due 2015 exercised their conversion option resulting in the issuance of 11 million shares of UAL common stock.

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

NOTE 10 - SPECIAL CHARGES

For the three and six months ended June 30, special charges consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating:	2016	2015	2016	2015
Impairment of intangible asset related to Newark Liberty International Airport (“Newark”) slots	$412	$—	$412	$—
Labor agreement costs	10	—	110	—
Severance and benefit costs	6	25	14	75
Cleveland airport lease restructuring	—	—	74	—
(Gains) losses on sale of assets and other special charges	6	30	14	44

Special charges	434	55	624	119
Nonoperating and income taxes:
(Gain) loss on extinguishment of debt and other	(9)	128	(1)	134
Income tax benefit related to special charges	(153)	—	(225)	—

Total special charges, net of tax	$272	$183	$398	$253

In April 2016, the Federal Aviation Administration (“FAA”) announced that it will designate Newark as a Level 2 schedule-facilitated airport under the International Air Transport Association Worldwide Slot Guidelines effective October 30, 2016. The designation was associated with an updated demand and capacity analysis of Newark by the FAA. In the second quarter of 2016, the Company has determined that the FAA’s action has impaired the entire value of its Newark slots because the slots will no longer be the mechanism that governs take-off and landing rights. Accordingly, the Company recorded a $412 million special charge ($264 million net of taxes) to write off the intangible asset. The Newark slots served as part of the collateral for the term loans under the Company’s Credit Agreement and under the Second Amended and Restated Co-Branded Card Marketing Services Agreement with Chase Bank USA, N.A. (the “Chase Agreement”). The Credit Agreement and the Chase Agreement have been amended to remove the Newark slots as collateral with no replacement collateral required.

The fleet service, passenger service, storekeeper and other employees represented by the IAM ratified seven new contracts with the Company which extended the contracts through 2021. During the three and six months ended June 30, 2016, the Company recorded $10 million ($6 million net of taxes) and $110 million ($70 million net of taxes), respectively, of special charges primarily for bonus payments to be made in conjunction with the ratification of these contracts.

During the three and six months ended June 30, 2016, the Company recorded $6 million ($4 million net of taxes) and $14 million ($9 million net of taxes), respectively, of severance and benefit costs. During the three and six months ended June 30, 2015, the Company recorded $25 million and $75 million, respectively, of severance and benefit costs. The severance and benefit costs primarily related to a voluntary early-out program for its flight attendants. In 2014, more than 2,500 flight attendants elected to voluntarily separate from the Company and will receive a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through the end of 2016.

During the six months ended June 30, 2016, the City of Cleveland agreed to amend the lease, which runs through 2029, associated with certain excess airport terminal space (principally Terminal D) and related facilities at Hopkins International Airport. The Company recorded an accrual for remaining payments under the lease for facilities that the Company no longer uses and will continue to incur costs under the lease without economic benefit to the Company. This liability was measured and recorded at its fair value when the Company ceased its right to use such facilities leased to it pursuant to the lease. The Company recorded a net charge of $74 million ($47 million net of taxes) related to the amended lease.

During the three and six months ended June 30, 2016, the Company recorded gains and losses on sale of assets and other special charges of $6 million ($4 million net of taxes) and $14 million ($9 million net of taxes), respectively.

During the six months ended June 30, 2016, the Company recorded $8 million ($5 million net of taxes) of losses due to exchange rate changes in Venezuela applicable to funds held in local currency, and the Company recorded a $9 million ($6 million net of taxes) gain on the sale of an affiliate.

During the three and six months ended June 30, 2015, the Company recorded $30 million and $44 million, respectively, for integration costs, impairment of assets and other special gains and losses.

During the three and six months ended June 30, 2015, the Company recorded $128 million and $134 million, respectively, of losses as part of Nonoperating income (expense): Miscellaneous, net due to the write-off of the unamortized non-cash debt discount related to the extinguishment of the 6% Notes due 2026 and 6% Notes due 2028.

Accruals

The accrual balance for severance and benefits was $30 million as of June 30, 2016, compared to $104 million as of June 30, 2015. The severance-related accrual as of June 30, 2016 is expected to be mostly paid through 2016. The following is a reconciliation of severance accrual activity for the period:

Severance and Benefits
Balance at December 31, 2015	$27
Accrual	14
Payments	(11)

Balance at June 30, 2016	$30

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 118 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. UAL, through United and its regional carriers, operates more than 4,500 flights a day to 339 airports across five continents.

Second Quarter Financial Highlights

•	Second quarter 2016 net income was $588 million, or $1.78 diluted earnings per share as compared to net income of $1.2 billion and diluted earnings per share of $3.14 in the second quarter of 2015.

•	Passenger revenue decreased 6.6% to $8.1 billion during the second quarter of 2016 as compared to the second quarter of 2015.

•	Second quarter 2016 aircraft fuel cost decreased 31.8% year-over-year.

•	The Company recorded $425 million of special charges and $343 million of income taxes.

•	Unrestricted liquidity at June 30, 2016 was $6.0 billion, including $1.35 billion of undrawn commitments under the Company’s revolving credit facility.

•

In the three and six months ended June 30, 2016, UAL repurchased 15 million and 42 million shares of its common stock in open market transactions for $694 million and $2.2 billion, respectively. As of June 30, 2016, the Company had $255 million remaining to purchase shares under its 2015 $3 billion share repurchase authorization. In July 2016, UAL’s Board of Directors authorized a new $2 billion share repurchase program to acquire UAL’s common stock.

Second Quarter Operational Highlights

•	United reported a consolidated on-time arrival rate (domestic and international) of 67.9%, up more than 11 points from the same quarter last year.

•

Consolidated traffic decreased 0.5% and consolidated capacity increased 0.1% during the second quarter of 2016 as compared to the second quarter of 2015. The Company’s load factor for the second quarter of 2016 was 83.5%.

•	The Company took delivery of two Boeing 737-800 aircraft and two Boeing 787-9 aircraft during the second quarter of 2016.

Outlook

The Company expects full-year 2016 consolidated capacity to increase between 1.0% and 1.5% year-over-year.

The Company expects to drive $3.1 billion of incremental value by 2018. United anticipates to capture this value through benefits from improved operations by focusing on re-attracting premium customers, reducing cost of irregular operations, reducing re-accommodations and improving schedule quality. In addition, the Company will introduce new products to its industry-leading existing portfolio of products such as our recently announced Polaris business class seats and enhance revenue through various MileagePlus program initiatives. Finally, the Company plans to improve its costs structure through an upgauge and slimline seat program and ongoing sensible cost management.

In the first quarter of 2016, United reached contract extensions with its pilots and dispatchers. In the second quarter, United also reached amended collective bargaining agreements with its Int’l Association of Machinists and Aerospace Workers (“IAM”) represented employees and reached a tentative agreement for a joint flight attendant collective bargaining agreement. United continues to negotiate in mediation for a joint technician and related employees’ collective bargaining agreement. The cost associated with the ratification of the pilots’ agreement, the dispatchers and the IAM will add an additional approximate 1.5 points of non-fuel unit costs for full-year 2016, primarily due to the pilots’ agreement, and will add an additional approximate 0.75 points of non-fuel unit costs for full-year 2017, primarily due to the IAM agreement. The Company cannot predict the outcome of ongoing and future negotiations with its unionized employee groups. Significant increases in the pay and benefits resulting from new collective bargaining agreements would have a material financial impact on the Company.

The price of jet fuel remains volatile. Based on projected fuel consumption in 2016, a one dollar change in the price of a barrel of crude oil would change the Company’s annual fuel expense by approximately $93 million. To protect against increases in the prices of aircraft fuel, the Company may hedge a portion of its future fuel requirements.

RESULTS OF OPERATIONS

The following discussion provides an analysis of results of operations and reasons for material changes therein for the three months ended June 30, 2016 as compared to the corresponding period in 2015.

Second Quarter 2016 Compared to Second Quarter 2015

The Company recorded net income of $588 million in the second quarter of 2016 as compared to net income of $1.2 billion in the second quarter of 2015. Second quarter 2016 net income reflects $343 million of income tax expense primarily due to the release of the income tax valuation allowance in the third quarter of 2015. The Company considers a key measure of its performance to be operating income, which was $1.1 billion for the second quarter of 2016, as compared to $1.4 billion for the second quarter of 2015, a $385 million decrease year-over-year. Significant components of the Company’s operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2016	2015	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$9,396	$9,914	$(518)	(5.2)
Operating expense	8,336	8,469	(133)	(1.6)

Operating income	1,060	1,445	(385)	(26.6)
Nonoperating expense	(129)	(248)	(119)	(48.0)
Income tax expense	343	4	339	NM

Net income	$588	$1,193	$(605)	(50.7)

NM - Not meaningful

Certain consolidated statistical information for the Company’s operations for the three months ended June 30 is as follows:

	2016	2015	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	36,416	36,231	185	0.5
Revenue passenger miles (“RPMs”) (millions) (b)	54,017	54,289	(272)	(0.5)
Available seat miles (“ASMs”) (millions) (c)	64,725	64,685	40	0.1
Passenger load factor (d)	83.5%	83.9%	(0.4) pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	12.52	13.41	(0.89)	(6.6)
Average yield per revenue passenger mile (“Yield”) (cents) (e)	15.00	15.98	(0.98)	(6.1)
Cost per available seat mile (“CASM”) (cents)	12.88	13.09	(0.21)	(1.6)
Average price per gallon of fuel, including fuel taxes	$1.44	$2.10	$(0.66)	(31.4)
Fuel gallons consumed (millions)	995	1,004	(9)	(0.9)
Average full-time equivalent employees	83,200	82,300	900	1.1

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended June 30 (in millions, except for percentage changes):

	2016	2015	Increase (Decrease)	% Change
Passenger—Mainline	$6,525	$6,961	$(436)	(6.3)
Passenger—Regional	1,578	1,715	(137)	(8.0)

Total passenger revenue	8,103	8,676	(573)	(6.6)
Cargo	208	229	(21)	(9.2)
Other operating revenue	1,085	1,009	76	7.5

	$9,396	$9,914	$(518)	(5.2)

The table below presents selected second quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Domestic	Atlantic	Pacific	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2015:
Passenger revenue (in millions)	$(130)	$(129)	$(95)	$(82)	$(436)	$(137)	$(573)
Passenger revenue	(3.7)%	(7.9)%	(8.6)%	(11.8)%	(6.3)%	(8.0)%	(6.6)%
Average fare per passenger	(8.0)%	(5.0)%	(6.8)%	(13.1)%	(9.1)%	(2.9)%	(7.1)%
Yield	(4.7)%	(4.8)%	(8.0)%	(13.5)%	(6.2)%	(4.2)%	(6.1)%
PRASM	(4.6)%	(10.3)%	(7.6)%	(10.5)%	(6.9)%	(3.4)%	(6.6)%
Passengers	4.7%	(3.1)%	(1.9)%	1.5%	3.1%	(5.2)%	0.5%
RPMs (traffic)	1.1%	(3.2)%	(0.7)%	2.0%	— %	(4.0)%	(0.5)%
ASMs (capacity)	0.9%	2.7%	(1.1)%	(1.5)%	0.7%	(4.8)%	0.1%
Passenger load factor (points)	0.2	(4.6)	0.3	2.8	(0.6)	0.7	(0.4)

Consolidated passenger revenue in the second quarter of 2016 decreased 6.6% as compared to the year-ago period primarily due to a decrease in consolidated yield of 6.1% year-over-year. Yields were impacted by a strong U.S. dollar, lower surcharges, travel reductions from customers impacted by declining oil prices, competitive actions and higher yielding demand not keeping pace with industry capacity.

Cargo revenue decreased $21 million, or 9.2%, in the second quarter of 2016 as compared to the year-ago period due to lower freight yields, partially offset by higher freight volume year-over-year. Yields were negatively impacted as air freighter competitors increased capacity in response to lower fuel prices.

Other operating revenue in the second quarter of 2016 increased $76 million, or 7.5%, as compared to the year-ago period primarily due to the impact of the Second Amended and Restated Co-Branded Card Marketing Services Agreement with Chase Bank USA, N.A. (the “Chase Agreement”), which became effective in the third quarter of 2015.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2016	2015	Increase (Decrease)	% Change
Salaries and related costs	$2,592	$2,454	$138	5.6
Aircraft fuel	1,437	2,106	(669)	(31.8)
Regional capacity purchase	551	583	(32)	(5.5)
Landing fees and other rent	541	553	(12)	(2.2)
Depreciation and amortization	491	445	46	10.3
Aircraft maintenance materials and outside repairs	448	431	17	3.9
Distribution expenses	339	348	(9)	(2.6)
Aircraft rent	175	194	(19)	(9.8)
Special charges	434	55	379	NM
Other operating expenses	1,328	1,300	28	2.2

	$8,336	$8,469	$(133)	(1.6)

Salaries and related costs increased $138 million, or 5.6%, in the second quarter of 2016 as compared to the year-ago period primarily due to higher pay rates and benefit expenses driven by the extension of current collective bargaining agreements, an increase in employee incentive expenses due to improvements in operational performance and a 1.1% increase in average full-time equivalent employees.

Aircraft fuel expense decreased $669 million, or 31.8%, year-over-year primarily due to a 31.4% decrease in the average price per gallon of aircraft fuel in the second quarter of 2016 compared to the year-ago period. Second quarter 2016 fuel expense includes the benefit of a $20 million fuel tax refund. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended June 30, 2016 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2016	2015	% Change	2016	2015	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$1,402	$1,988	(29.5)	$1.41	$1.98	(28.8)
Hedge losses reported in fuel expense	(35)	(118)	NM	(0.03)	(0.12)	NM

Fuel expense as reported	$1,437	$2,106	(31.8)	$1.44	$2.10	(31.4)

Total fuel consumption (gallons)	995	1,004	(0.9)

Regional capacity purchase decreased $32 million or 5.5%, in the second quarter of 2016 as compared to the year-ago period primarily due to a decrease in regional capacity and a decrease in one-time start-up and exit costs, partially offset by an increase in Embraer 170 maintenance costs and certain contractual rate increases.

Depreciation and amortization increased $46 million, or 10.3%, in the second quarter of 2016 as compared to the year-ago period primarily due to additions of new aircraft, conversions of operating leases to capital leases, aircraft improvements, and accelerated depreciation of certain assets related to several fleet types.

Details of the Company’s special charges include the following for the three months ended June 30 (in millions):

	2016	2015
Impairment of intangible asset related to Newark Liberty International Airport (“Newark”) slots	$412	$—
Labor agreement costs	10	—
Severance and benefit costs	6	25
(Gains) losses on sale of assets and other special charges	6	30

Special charges	$434	$55

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

	2016	2015	Increase (Decrease)	% Change
Interest expense	$(157)	$(167)	$(10)	(6.0)
Interest capitalized	14	13	1	7.7
Interest income	9	6	3	50.0
Miscellaneous, net	5	(100)	(105)	NM

Total	$(129)	$(248)	$(119)	(48.0)

In the second quarter of 2016, Miscellaneous, net did not include any gains or losses from derivatives not qualifying for hedge accounting as compared to gains of $41 million in the year-ago period. Foreign currency losses were approximately $12 million in the second quarters of 2016 and 2015. Second quarter 2016 Miscellaneous, net includes a $9 million special gain on the sale of an affiliate. Second quarter 2015 Miscellaneous, net includes a $128 million special charge related to the write off of unamortized non-cash debt discounts for the early redemption of the 6% Notes due 2026 (the “2026 Notes”) and the 6% Notes due 2028 (the “2028 Notes”). See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for additional information related to income taxes.

RESULTS OF OPERATIONS

First Six Months 2016 Compared to First Six Months 2015

The Company recorded net income of $901 million in the first six months of 2016 as compared to net income of $1.7 billion in the first six months of 2015. The first six months 2016 net income reflects $524 million of income tax expense primarily due to the release of the income tax valuation allowance in the third quarter of 2015. The Company considers a key measure of its performance to be operating income, which was $1.7 billion for the first six months of 2016, as compared to $2.2 billion for the first six months of 2015, a $0.5 billion decrease year-over-year. Significant components of the Company’s operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2016	2015	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$17,591	$18,522	$(931)	(5.0)
Operating expense	15,882	16,336	(454)	(2.8)

Operating income	1,709	2,186	(477)	(21.8)
Nonoperating expense	(284)	(478)	(194)	(40.6)
Income tax expense	524	7	517	NM

Net income	$901	$1,701	$(800)	(47.0)

NM - Not meaningful

Certain consolidated statistical information for the Company’s operations for the six months ended June 30 is as follows:

	2016	2015	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	68,503	67,753	750	1.1
RPMs (millions) (b)	100,599	100,733	(134)	(0.1)
ASMs (millions) (c)	122,998	121,954	1,044	0.9
Passenger load factor (d)	81.8%	82.6%	(0.8) pts.	N/A
PRASM (cents)	12.27	13.20	(0.93)	(7.0)
Yield (cents) (e)	15.00	15.98	(0.98)	(6.1)
CASM (cents)	12.91	13.40	(0.49)	(3.7)
Average price per gallon of fuel, including fuel taxes	$1.41	$2.09	$(0.68)	(32.5)
Fuel gallons consumed (millions)	1,885	1,900	(15)	(0.8)
Average full-time equivalent employees	82,800	82,000	800	1.0

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the six months ended June 30 (in millions, except for percentage changes):

	2016	2015	Increase (Decrease)	% Change
Passenger—Mainline	$12,102	$12,899	$(797)	(6.2)
Passenger—Regional	2,991	3,197	(206)	(6.4)

Total passenger revenue	15,093	16,096	(1,003)	(6.2)
Cargo	402	471	(69)	(14.6)
Other operating revenue	2,096	1,955	141	7.2

	$17,591	$18,522	$(931)	(5.0)

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the six months ended June 30, 2016 compared to the six months ended June 30, 2015:

	Domestic	Atlantic	Pacific	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2015:
Passenger revenue (in millions)	$(213)	$(270)	$(202)	$(112)	$(797)	$(206)	$(1,003)
Passenger revenue	(3.3)%	(9.6)%	(9.3)%	(7.8)%	(6.2)%	(6.4)%	(6.2)%
Average fare per passenger	(7.5)%	(4.6)%	(7.3)%	(14.5)%	(9.5)%	(2.2)%	(7.3)%
Yield	(4.5)%	(4.5)%	(7.9)%	(14.3)%	(6.4)%	(4.0)%	(6.1)%
PRASM	(5.0)%	(9.6)%	(8.4)%	(12.6)%	(7.5)%	(3.8)%	(7.0)%
Passengers	4.6%	(5.2)%	(2.2)%	7.8%	3.6%	(4.3)%	1.1%
RPMs (traffic)	1.3%	(5.3)%	(1.5)%	7.6%	0.2%	(2.6)%	(0.1)%
ASMs (capacity)	1.8%	0.1%	(0.9)%	5.5%	1.3%	(2.7)%	0.9%
Passenger load factor (points)	(0.4)	(4.1)	(0.5)	1.6	(0.9)	0.2	(0.8)

Consolidated passenger revenue in the first six months of 2016 decreased 6.2% as compared to the year-ago period due to a decrease in consolidated yield of 6.1% year-over-year. Yields were impacted by a strong U.S. dollar, lower surcharges, travel reductions from customers impacted by declining oil prices, competitive actions and higher yielding demand not keeping pace with industry capacity. The decline in yields was partially offset by a 0.9% year-over-year increase in capacity.

Cargo revenue decreased $69 million or 14.6%, in the first six months of 2016 as compared to the year-ago period due to lower freight yields and lower mail volumes year-over-year. Freight yields were negatively impacted as air freighter competitors increased capacity in response to lower fuel prices. Another contributing factor to the year-over-year decrease was a U.S. West Coast port labor dispute that helped increase air freight results in the first quarter of 2015. The labor dispute was resolved during the first quarter of 2015.

Other operating revenue in the first six months of 2016 increased $141 million or 7.2%, as compared to the year-ago period primarily due to the impact of the Chase Agreement, which became effective in the third quarter of 2015.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2016	2015	Increase (Decrease)	% Change
Salaries and related costs	$5,082	$4,755	$327	6.9
Aircraft fuel	2,655	3,970	(1,315)	(33.1)
Regional capacity purchase	1,073	1,153	(80)	(6.9)
Landing fees and other rent	1,066	1,096	(30)	(2.7)
Depreciation and amortization	970	874	96	11.0
Aircraft maintenance materials and outside repairs	850	828	22	2.7
Distribution expenses	642	660	(18)	(2.7)
Aircraft rent	353	395	(42)	(10.6)
Special charges	624	119	505	NM
Other operating expenses	2,567	2,486	81	3.3

	$15,882	$16,336	$(454)	(2.8)

Salaries and related costs increased $327 million or 6.9%, in the first six months of 2016 as compared to the year-ago period primarily due to higher pay rates and benefit expenses driven by the extension of current collective bargaining agreements, an increase in employee incentive expenses due to improvements in operational performance and a 1.0% increase in average full-time equivalent employees.

Aircraft fuel expense decreased $1.3 billion or 33.1%, year-over-year primarily due to a 32.5% decrease in the average price per gallon of aircraft fuel in the first six months of 2016 compared to the year-ago period. 2016 fuel expense includes the benefit of a $20 million fuel tax refund. The table below presents the significant changes in aircraft fuel cost per gallon in the six months ended June 30, 2016 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2016	2015	% Change	2016	2015	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$2,482	$3,691	(32.8)	$1.32	$1.94	(32.0)
Hedge losses reported in fuel expense	(173)	(279)	NM	(0.09)	(0.15)	NM

Fuel expense as reported	$2,655	$3,970	(33.1)	$1.41	$2.09	(32.5)

Total fuel consumption (gallons)	1,885	1,900	(0.8)

Regional capacity purchase decreased $80 million or 6.9%, in the first six months of 2016 as compared to the year-ago period primarily due to a decrease in regional capacity and a decrease in one-time start-up and exit costs, partially offset by contractual rate increases.

Depreciation and amortization increased $96 million or 11.0%, in the first six months of 2016 as compared to the year-ago period primarily due to additions of new aircraft, conversions of operating leases to capital leases, aircraft improvements, and accelerated depreciation of certain assets related to several fleet types.

Details of the Company’s special charges include the following for the six months ended June 30 (in millions):

	2016	2015
Impairment of intangible asset related to Newark slots	$412	$—
Labor agreement costs	110	—
Cleveland airport lease restructuring	74	—
Severance and benefit costs	14	75
(Gains) losses on sale of assets and other special charges	14	44

Special charges	$624	$119

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the six months ended June 30 (in millions, except for percentage changes):

	2016	2015	Increase (Decrease)	% Change
Interest expense	$(316)	$(340)	$(24)	(7.1)
Interest capitalized	28	25	3	12.0
Interest income	17	11	6	54.5
Miscellaneous, net	(13)	(174)	(161)	(92.5)

Total	$(284)	$(478)	$(194)	(40.6)

In the first six months of 2016, Miscellaneous, net did not include any gains or losses from derivatives not qualifying for hedge accounting as compared to losses of $2 million in the year-ago period. Foreign currency losses were approximately $27 million and $36 million in the first six months of 2016 and 2015, respectively. Foreign currency results in 2016 include $8 million of losses due to exchange rate changes in Venezuela applicable to funds held in local currency. Miscellaneous, net for 2016 includes a $9 million gain on the sale of an affiliate. Miscellaneous, net for the first six months of 2015 includes a $134 million special charge related to the write off of unamortized non-cash debt discounts for the early redemption of the 2026 Notes and the 2028 Notes. See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for additional information related to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of June 30, 2016, the Company had $4.7 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $5.2 billion at December 31, 2015. At June 30, 2016, the Company also had $167 million of restricted cash and cash equivalents, which is primarily collateral for performance bonds, letters of credit, estimated future workers’ compensation claims and credit card processing agreements. As of June 30, 2016, the Company had its entire commitment capacity of $1.35 billion under the revolving credit facility of the Company’s 2013 Credit and Guaranty Agreement (the “Credit Agreement”) available for letters of credit or borrowings.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital and a deficit in working capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At June 30, 2016, the Company had approximately $11.4 billion of debt and capital lease obligations, including $1.4 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. As of June 30, 2016, our current liabilities exceeded our current assets by approximately $6.1 billion. However, approximately $7.5 billion of our current liabilities are related to our Advance ticket sales and Frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.

As of June 30, 2016, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Embraer S.A. (“Embraer”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737NG/737 MAX 9	176
Boeing 777-300ER	14
Boeing 787-8/-9/-10	21
Embraer E175	5

(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2024. For the remainder of 2016, United expects to take delivery of 11 Boeing 737NG aircraft, one Boeing 777-300ER aircraft and five Embraer E175 aircraft. United expects to assign the five Embraer E175 aircraft immediately prior to each aircraft’s delivery by Embraer to a designated United Express operator.

As of June 30, 2016, United has secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing.

As of June 30, 2016, UAL and United have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets of approximately $23.7 billion, of which approximately $2.3 billion, $4.3 billion, $4.3 billion, $3.3 billion, $2.6 billion and $6.9 billion are due in the last six months of 2016 and for the full year for 2017, 2018, 2019, 2020 and thereafter, respectively. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

As of June 30, 2016, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

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

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations for the six months ended June 30, 2016 was $3.7 billion compared to $3.6 billion in the same period in 2015. Net income for the first six months of 2016 decreased $0.8 billion versus the year-ago period. However, net income in 2016 includes $0.9 billion more in non-cash expenses versus the year-ago period. Significant non-cash items in 2016 include the $0.4 billion impairment of the Newark slots and $0.5 billion of income tax expense. Frequent flyer deferred revenue and advanced purchase of miles decreased by approximately $0.2 billion due to increased utilization of pre-purchased miles. Other changes in working capital items were largely offsetting in the first six months of 2016 versus the first six months of 2015. Significant cash payments in 2016 included $0.7 billion in profit sharing and $0.2 billion in pension funding.

Investing Activities. Capital expenditures were $1.7 billion and $1.3 billion in the six months ended June 30, 2016 and 2015, respectively. Capital expenditures for the six months ended June 30, 2016 were primarily attributable to the purchase of aircraft, facility and fleet-related costs. In addition to capital expenditures during the six months ended June 30, 2016, we acquired one aircraft through the issuance of debt. In June 2015, through a wholly-owned subsidiary, we invested $100 million for an ownership stake of approximately five percent in Azul Linhas Aereas Brasileiras S.A., Brazil’s third-largest airline, which provides a range of customer benefits including codesharing of flights (subject to government approval), joint loyalty-program participation and expanded connection opportunities on routes between the U.S. and Brazil, a key market for United, in addition to other points in North and South America.

Financing Activities. During the six months ended June 30, 2016, the Company made debt and capital lease payments of $519 million.

In the second quarter of 2016, United completed an enhanced equipment trust certificates (“EETC”) offering for a total principal amount of $1.1 billion. United had not received any of the proceeds and accordingly had not recorded any debt related to the EETC offering as of June 30, 2016. United expects to receive all proceeds from the pass-through trusts by the end of the first quarter of 2017. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on EETC pass-through trusts.

In the first quarter of 2015, the holders of substantially all of the remaining $202 million principal amount of United’s 4.5% Convertible Notes due 2015 exercised their conversion option resulting in the issuance of 11 million shares of UAL common stock.

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

In the first six months of 2015, United issued $0.9 billion of debt related to a 2014 EETC offering to finance new aircraft.

As of June 30, 2016, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s Credit Agreement. See Note 11 in the Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”) for additional information on the terms of the Credit Agreement.

The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United. Certain covenants in the Credit Agreement and in the Company’s indentures are summarized in Note 11 of the 2015 Annual Report. The Company was in compliance with all of these covenants as of June 30, 2016.

Share Repurchase Programs. In the three and six months ended June 30, 2016, UAL repurchased 15 million and 42 million shares of UAL common stock in open market transactions, respectively, for $694 million and $2.2 billion, respectively. As of June 30, 2016, the Company had $255 million remaining to purchase shares under its 2015 $3 billion share repurchase authorization.

In July 2016, UAL’s Board of Directors authorized a new $2 billion share repurchase program to acquire UAL’s common stock.

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

As of June 30, 2016, United is the guarantor of $43 million of aircraft mortgage debt issued by one of United’s regional carriers and is expected to be the guarantor of up to an additional $129 million of aircraft mortgage debt the regional carrier plans to issue in 2016.

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

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our various financing arrangements; the costs and availability of financing; its ability to maintain adequate liquidity; our ability to execute our operational plans and revenue-generating initiatives, including optimizing its revenue; our ability to control our costs, including realizing benefits from our resource optimization efforts, cost reduction initiatives and fleet replacement programs; our ability to utilize our net operating losses; our ability to attract and retain customers; demand for transportation in the markets in which we operate; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); economic and political instability and other risks of doing business globally; its ability to cost-effectively hedge against increases in the price of aircraft fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; disruptions to our regional network; the costs and availability of aviation and other insurance; industry consolidation or changes in airline alliances; competitive pressures on pricing and on demand; its capacity decisions and the capacity decisions of our competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements and environmental regulations); the impact of regulatory, investigative and legal proceedings and legal compliance risks; the impact of any management changes; labor costs; our ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” of the 2015 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports we file with the U.S. Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Annual Report except as follows:

Aircraft Fuel. As of June 30, 2016, the Company had hedged approximately 12% of its projected fuel requirements (252 million gallons) for the remainder of 2016 with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of June 30, 2016, the Company had fuel hedges expiring through December 2016.

At June 30, 2016, fuel derivatives were in a net liability position of $7 million. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

The fuel derivative portfolio is comprised of many individual derivative contracts (primarily option contracts) on multiple underlying commodities and entered into at various points in time, resulting in a wide range of strike prices with several hedge counterparties. The table below provides a view of the economic impact of the fuel derivative portfolio on the Company’s fuel costs given significant moves (up to +/-30%) in market fuel prices from June 30, 2016 (in millions).

Period from July 1, 2016 to December 31, 2016
Change in market fuel prices (a)	(Increase) decrease to unhedged fuel cost (b)	Fuel derivative gain (loss) (c)	Net (increase) decrease to fuel cost
30%	$(863)	$38	$(825)
20%	(576)	21	(555)
10%	(288)	9	(279)
(10)%	288	(11)	277
(20)%	576	(19)	557
(30)%	863	(23)	840

(a) Projected using equal shifts in spot and forward prices for aircraft fuel and crude oil underlying hedge contracts at June 30, 2016 levels.

(b) Projections based on an average forward price of $1.42 per gallon, excluding taxes and other delivery costs and estimated consumption of 2.0 billion gallons for the six months ending December 31, 2016.

(c) Change in projected cash gain/(loss) on existing fuel derivatives as of June 30, 2016. Includes all fuel derivatives whether or not the fuel derivatives are designated for hedge accounting. Within these price ranges, the Company would neither receive nor post collateral.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and acting Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the acting Chief Financial Officer of UAL and United have concluded that as of June 30, 2016, disclosure controls and procedures of each of UAL and United were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2016

During the three months ended June 30, 2016, there were no changes in UAL’s or United’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Part I, Item 3., “Legal Proceedings” of the 2015 Annual Report for a description of legal proceedings. The disclosure below includes an update to the legal proceedings disclosures included in the 2015 Annual Report, which is in addition to, and not in lieu of, those disclosures contained in the 2015 Annual Report.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the 2015 Annual Report, the Company and certain of its current and former executive officers and employees received federal grand jury subpoenas requesting records and testimony related to certain individuals formerly associated with the Port Authority of New York and New Jersey and related operations of the Company. As announced in September 2015, certain of the Company’s executives stepped down in connection with its related internal investigation. The Company cooperated with the investigation by the U.S. Attorney’s Office for the District of New Jersey (the “USAO”) in respect of the Port Authority matter and, as announced on July 14, 2016, the Company reached a resolution in the form of a Non-Prosecution Agreement with the USAO. The Company continues to cooperate with the ongoing and related investigation by the SEC and has participated in discussions with representatives of the SEC.

ITEM 1A.	RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2015 Annual Report for a detailed discussion of the risk factors affecting UAL and United. The disclosures below include updates to certain risk factor disclosures included in the 2015 Annual Report, which are in addition to, and not in lieu of, those disclosures contained in the 2015 Annual Report.

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

Recently, United Kingdom (“UK”) voters voted for the UK to exit the European Union (“EU”), a non-binding referendum that, if passed into law, could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and European euro, additional travel restrictions on passengers traveling between the UK and other EU countries and legal uncertainty and potentially divergent national laws and regulations. These adverse effects in European market conditions could negatively impact the Company’s business, results of operations, and financial condition.

In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies may have a material adverse impact upon the Company’s liquidity, revenues, costs and operating results.

Current or future litigation and regulatory actions, or failure to comply with the terms of our Non-Prosecution Agreement with the USAO, could have a material adverse impact on the Company.

From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business or investigations or other actions by governmental agencies, including as described in Part I, Item 3 “Legal Proceedings” of the 2015 Annual Report and in Part II, Item 1 “Legal Proceedings” of this report. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits, arbitrations, investigations or other proceedings or actions could have a material adverse effect on our financial condition and results of operations, including as a result of non-monetary remedies. Defending ourselves in these matters may be time-consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment, settlement, fine or penalty may not be covered by insurance. Under our charter and certain indemnification agreements that we have entered into (and may in the future enter into) with our officers, directors and certain third parties, we could be required to indemnify and advance expenses to them in connection with their involvement in certain actions, suits, investigations and other proceedings. There can be no assurance that any of these payments will not be material.

We entered into a Non-Prosecution Agreement with the USAO on July 14, 2016 in connection with the previously disclosed Port Authority investigation conducted by the USAO. In the event we violate the terms of this Non- Prosecution Agreement during its two year term, we could be subject to criminal prosecution by the USAO. Any such prosecution could have a material adverse effect on the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None

(b) None

(c) The following table presents repurchases of UAL common stock made in the second quarter of fiscal year 2016:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
April 1, 2016 through April 30, 2016	3,139,641	$53.38	3,139,641	$781
May 1, 2016 through May 31, 2016	5,120,868	45.07	5,120,868	550
June 1, 2016 through June 30, 2016	6,766,143	43.62	6,766,143	255

Total	15,026,652		15,026,652

(a) In the three and six months ended June 30, 2016, UAL repurchased 15 million and 42 million shares of UAL common stock in open market transactions, respectively, for $694 million and $2.2 billion, respectively. As of June 30, 2016, the Company had $255 million remaining to purchase shares under its 2015 $3 billion share repurchase authorization.

In July 2016, UAL’s Board of Directors authorized a new $2 billion share repurchase program to acquire UAL’s common stock.

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

United Continental Holdings, Inc.
(Registrant)

Date: July 19, 2016	By:	/s/ Gerald Laderman

Gerald Laderman
Senior Vice President Finance and acting Chief Financial Officer
(principal financial officer)

Date: July 19, 2016	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

United Airlines, Inc.
(Registrant)

Date: July 19, 2016	By:	/s/ Gerald Laderman

Gerald Laderman
Senior Vice President Finance and acting Chief Financial Officer
(principal financial officer)

Date: July 19, 2016	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

*10.1	UAL	Agreement, dated April 19, 2016, by and among PAR Capital Management, Inc., Altimeter Capital Management, LP, United Continental Holdings, Inc. and the other signatories listed on the signature page thereto (filed as Exhibit 10.1 to UAL’s Form 8-K filed April 20, 2016, Commission file number 1-6033, and incorporated herein by reference)

*10.2	UAL United	Amendment to Employment Agreement, dated April 19, 2016, by and among United Continental Holdings, Inc., United Airlines, Inc. and Oscar Munoz. (filed as Exhibit 10.1 to UAL’s Form 8-K filed April 20, 2016, Commission file number 1-6033, and incorporated herein by reference)

10.3	UAL United	Performance Award Agreement, dated May 5, 2016, by and among United Continental Holdings, Inc., United Airlines, Inc. and Brett J. Hart

10.4	UAL United	Fourth Amendment to Credit and Guaranty Agreement, dated as of May 24, 2016

^10.5	UAL United	Letter Agreement to Purchase Agreement No. 03860, dated May 5, 2016, between The Boeing Company and United Airlines, Inc.

^10.6	UAL United	Letter Agreement No. 14 to the Airbus A350-900XWB Purchase Agreement, dated May 6, 2016, between Airbus S.A.S. and United Airlines, Inc.

^10.7	UAL United	Supplement Agreement No. 12 to Purchase Agreement No. 03784, dated June 24, 2016, between The Boeing Company and United Airlines, Inc.

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.