Form 10-Q
period 2016-09-30
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2016-10-17
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
United Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of October 11, 2016 is shown below:

United Continental Holdings, Inc.	317,285,583 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for United Airlines, Inc. common stock.

OMISSION OF CERTAIN INFORMATION

This combined Quarterly Report on Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.

United Airlines, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenue:
Passenger—Mainline	$7,017	$7,254	$19,119	$20,153
Passenger—Regional	1,586	1,706	4,577	4,903

Total passenger revenue	8,603	8,960	23,696	25,056
Cargo	224	235	626	706
Other operating revenue	1,086	1,111	3,182	3,066

	9,913	10,306	27,504	28,828

Operating expense:
Salaries and related costs	2,625	2,534	7,707	7,289
Aircraft fuel	1,603	1,934	4,258	5,904
Regional capacity purchase	572	572	1,645	1,725
Landing fees and other rent	546	551	1,612	1,647
Depreciation and amortization	503	469	1,473	1,343
Aircraft maintenance materials and outside repairs	451	424	1,301	1,252
Distribution expenses	345	366	987	1,026
Aircraft rent	168	185	521	580
Special charges (Note 10)	45	76	669	195
Other operating expenses	1,431	1,296	3,998	3,782

	8,289	8,407	24,171	24,743

Operating income	1,624	1,899	3,333	4,085

Nonoperating income (expense):
Interest expense	(150)	(164)	(466)	(504)
Interest capitalized	20	13	48	38
Interest income	14	5	31	16
Miscellaneous, net (Note 10)	2	(147)	(11)	(321)

	(114)	(293)	(398)	(771)

Income before income taxes	1,510	1,606	2,935	3,314
Income tax expense (benefit)	545	(3,210)	1,069	(3,203)

Net income	$965	$4,816	$1,866	$6,517

Earnings per share, basic	$3.02	$12.83	$5.57	$17.19

Earnings per share, diluted	$3.01	$12.82	$5.57	$17.15

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$965	$4,816	$1,866	$6,517

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	12	(104)	123	129
Employee benefit plans	(75)	(12)	(89)	18
Investments and other	(1)	(6)	(1)	(2)

	(64)	(122)	33	145

Total comprehensive income, net	$901	$4,694	$1,899	$6,662

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,630	$3,006
Short-term investments	2,226	2,190
Receivables, less allowance for doubtful accounts (2016—$12; 2015—$18)	1,481	1,128
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2016—$263; 2015—$235)	842	738
Prepaid expenses and other	791	766

	7,970	7,828

Operating property and equipment:
Owned—
Flight equipment	25,093	23,728
Other property and equipment	5,237	4,542

	30,330	28,270
Less—Accumulated depreciation and amortization	(9,529)	(8,339)

	20,801	19,931

Purchase deposits for flight equipment	1,068	788

Capital leases—
Flight equipment	1,398	1,527
Other property and equipment	337	332

	1,735	1,859
Less—Accumulated amortization	(959)	(998)

	776	861

	22,645	21,580

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2016—$1,212; 2015—$1,144)	3,654	4,136
Deferred income taxes	863	2,037
Restricted cash	123	204
Other, net	549	553

	9,712	11,453

	$40,327	$40,861

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) September 30, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$4,558	$3,753
Accounts payable	2,138	1,869
Frequent flyer deferred revenue	2,168	2,117
Accrued salaries and benefits	2,282	2,350
Current maturities of long-term debt	969	1,224
Current maturities of capital leases	124	135
Fuel derivative instruments	4	124
Other	1,010	842

	13,253	12,414

Long-term debt	9,612	9,673
Long-term obligations under capital leases	752	727

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,743	2,826
Postretirement benefit liability	1,927	1,882
Pension liability	1,220	1,488
Advanced purchase of miles	574	1,010
Lease fair value adjustment, net	299	359
Other	1,508	1,516

	8,271	9,081

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 317,905,672 and 364,609,108 shares at September 30, 2016 and December 31, 2015, respectively	4	4
Additional capital invested	7,974	7,946
Retained earnings	5,323	3,457
Stock held in treasury, at cost	(4,064)	(1,610)
Accumulated other comprehensive loss	(798)	(831)

	8,439	8,966

	$40,327	$40,861

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net cash provided by operating activities	$4,884	$4,877

Cash Flows from Investing Activities:
Capital expenditures	(2,343)	(1,984)
Purchases of short-term and other investments	(1,989)	(1,859)
Proceeds from sale of short-term and other investments	1,957	2,069
Decrease in restricted cash	82	112
Proceeds from sale of property and equipment	24	50
Investment in and loans to affiliates	(8)	(130)
Other	(5)	23

Net cash used in investing activities	(2,282)	(1,719)

Cash Flows from Financing Activities:
Repurchases of common stock	(2,442)	(710)
Payments of long-term debt	(911)	(1,528)
Proceeds from issuance of long-term debt	510	613
Principal payments under capital leases	(95)	(80)
Other, net	(40)	(28)

Net cash used in financing activities	(2,978)	(1,733)

Net (decrease) increase in cash and cash equivalents	(376)	1,425
Cash and cash equivalents at beginning of the period	3,006	2,002

Cash and cash equivalents at end of the period	$2,630	$3,427

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$115	$797
Airport construction financing	68	5
Operating lease conversions to capital lease	12	285
Exchanges of certain convertible notes for common stock	—	201

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenue:
Passenger—Mainline	$7,017	$7,254	$19,119	$20,153
Passenger—Regional	1,586	1,706	4,577	4,903

Total passenger revenue	8,603	8,960	23,696	25,056
Cargo	224	235	626	706
Other operating revenue	1,086	1,111	3,182	3,066

	9,913	10,306	27,504	28,828

Operating expense:
Salaries and related costs	2,625	2,534	7,707	7,289
Aircraft fuel	1,603	1,934	4,258	5,904
Regional capacity purchase	572	572	1,645	1,725
Landing fees and other rent	546	551	1,612	1,647
Depreciation and amortization	503	469	1,473	1,343
Aircraft maintenance materials and outside repairs	451	424	1,301	1,252
Distribution expenses	345	366	987	1,026
Aircraft rent	168	185	521	580
Special charges (Note 10)	45	76	669	195
Other operating expenses	1,431	1,295	3,997	3,780

	8,289	8,406	24,170	24,741

Operating income	1,624	1,900	3,334	4,087

Nonoperating income (expense):
Interest expense	(150)	(164)	(466)	(504)
Interest capitalized	20	13	48	38
Interest income	14	5	31	16
Miscellaneous, net (Note 10)	2	(147)	(11)	(322)

	(114)	(293)	(398)	(772)

Income before income taxes	1,510	1,607	2,936	3,315
Income tax expense (benefit)	545	(3,169)	1,069	(3,163)

Net income	$965	$4,776	$1,867	$6,478

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$965	$4,776	$1,867	$6,478

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments	12	(104)	123	129
Employee benefit plans	(75)	(12)	(89)	18
Investments and other	(1)	(6)	(1)	(1)

	(64)	(122)	33	146

Total comprehensive income, net	$901	$4,654	$1,900	$6,624

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,624	$3,000
Short-term investments	2,226	2,190
Receivables, less allowance for doubtful accounts (2016—$12; 2015—$18)	1,481	1,128
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2016—$263; 2015—$235)	842	738
Prepaid expenses and other	840	813

	8,013	7,869

Operating property and equipment:
Owned—
Flight equipment	25,093	23,728
Other property and equipment	5,237	4,542

	30,330	28,270
Less—Accumulated depreciation and amortization	(9,529)	(8,339)

	20,801	19,931

Purchase deposits for flight equipment	1,068	788

Capital leases—
Flight equipment	1,398	1,527
Other property and equipment	337	332

	1,735	1,859
Less—Accumulated amortization	(959)	(998)

	776	861

	22,645	21,580

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2016—$1,212; 2015—$1,144)	3,654	4,136
Deferred income taxes	821	1,995
Restricted cash	123	204
Other, net	549	554

	9,670	11,412

	$40,328	$40,861

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$4,558	$3,753
Accounts payable	2,143	1,874
Frequent flyer deferred revenue	2,168	2,117
Accrued salaries and benefits	2,282	2,350
Current maturities of long-term debt	969	1,224
Current maturities of capital leases	124	135
Fuel derivative instruments	4	124
Other	1,009	840

	13,257	12,417

Long-term debt	9,612	9,673
Long-term obligations under capital leases	752	727

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,743	2,826
Postretirement benefit liability	1,927	1,882
Pension liability	1,220	1,488
Advanced purchase of miles	574	1,010
Lease fair value adjustment, net	299	359
Other	1,509	1,516

	8,272	9,081

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both September 30, 2016 and December 31, 2015	—	—
Additional capital invested	3,718	6,138
Retained earnings	5,540	3,673
Accumulated other comprehensive loss	(798)	(831)
Receivable from related parties	(25)	(17)

	8,435	8,963

	$40,328	$40,861

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net cash provided by operating activities	$4,878	$4,866

Cash Flows from Investing Activities:
Capital expenditures	(2,343)	(1,984)
Purchases of short-term investments and other investments	(1,989)	(1,859)
Proceeds from sale of short-term and other investments	1,957	2,069
Decrease in restricted cash	82	112
Proceeds from sale of property and equipment	24	50
Investment in and loans to affiliates	(8)	(130)
Other	(5)	23

Net cash used in investing activities	(2,282)	(1,719)

Cash Flows from Financing Activities:
Dividend to UAL	(2,442)	(709)
Payments of long-term debt	(911)	(1,528)
Proceeds from issuance of long-term debt	510	613
Principal payments under capital leases	(95)	(80)
Other, net	(34)	(18)

Net cash used in financing activities	(2,972)	(1,722)

Net (decrease) increase in cash and cash equivalents	(376)	1,425
Cash and cash equivalents at beginning of the period	3,000	1,996

Cash and cash equivalents at end of the period	$2,624	$3,421

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$115	$797
Airport construction financing	68	5
Operating lease conversions to capital lease	12	285

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

In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases (“Topic 842”). The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. Lessees and lessors are required to adopt Topic 842 using a modified retrospective approach for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements and believes this standard will have a significant impact on its consolidated balance sheets.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The update requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through earnings as a component of income tax expense. Under current GAAP, these differences are generally recorded in additional paid-in capital and thus have no impact on net income. The change in treatment of excess tax benefits and tax deficiencies will also impact the computation of diluted earnings per share, and the cash flows associated with those items will be classified as operating activities on the condensed statements of consolidated cash flows. Additionally, entities will be permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required under current GAAP, or recognized when they occur. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The update amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

The FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under the standard, investments for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) using the practical expedient will no longer be categorized in the fair value hierarchy. The Company adopted this standard on January 1, 2016. As of September 30, 2016, the Company had approximately $202 million of such investments as part of its Short-term investments balance sheet total. In addition, pension plan investments measured at NAV per share will no longer be categorized within the fair value hierarchy. As of September 30, 2016, the Company had approximately $1.9 billion of such investments.

NOTE 2 - EARNINGS PER SHARE

The computations of UAL’s basic and diluted earnings per share are set forth below (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per share:
Earnings available to common stockholders	$965	$4,816	$1,866	$6,517

Basic weighted-average shares outstanding	320	375	335	379

Earnings per share, basic	$3.02	$12.83	$5.57	$17.19

Diluted earnings per share:
Earnings available to common stockholders including the effect of dilutive securities	$965	$4,816	$1,866	$6,517

Diluted shares outstanding:
Basic weighted-average shares outstanding	320	375	335	379
Effect of employee stock awards	1	1	—	1

Diluted weighted-average shares outstanding	321	376	335	380

Earnings per share, diluted	$3.01	$12.82	$5.57	$17.15

The number of antidilutive securities excluded from the computation of diluted earnings per share amounts was not material. In the three and nine months ended September 30, 2016, UAL repurchased 5 million and 48 million shares of UAL common stock in open market transactions, respectively, for $255 million and $2.4 billion, respectively. As of September 30, 2016, the Company had approximately $2 billion remaining to purchase shares under its existing share repurchase authority. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss), net of tax (“AOCI”) (in millions):

				Deferred Taxes
UAL (a)	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts	Investments and Other	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts		Total
Balance at June 30, 2016	$(385)	$(41)	$3	$(146)	$(165)		$(734)
Changes in value	(124)	(6)	(2)	45	2		(85)
Amounts reclassified to earnings	6	24	1	(2)	(8)		21

Net change	(118)	18	(1)	43	(6)		(64)

Balance at September 30, 2016	$(503)	$(23)	$2	$(103)	$(171)	(b)	$(798)

Balance at December 31, 2015	$(363)	$(215)	$3	$(154)	$(102)		$(831)
Changes in value	(157)	(5)	(2)	57	2		(105)
Amounts reclassified to earnings	17	197	1	(6)	(71)		138

Net change	(140)	192	(1)	51	(69)		33

Balance at September 30, 2016	$(503)	$(23)	$2	$(103)	$(171)	(b)	$(798)

				Deferred Taxes
UAL (a)	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts	Investments and Other	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts		Total
Balance at June 30, 2015	$(442)	$(266)	$11	$(115)	$—	(c)	$(812)
Changes in value	(10)	(181)	(6)	(1)	82		(116)
Amounts reclassified to earnings	8	150	—	(9)	(155)		(6)

Net change	(2)	(31)	(6)	(10)	(73)		(122)

Balance at September 30, 2015	$(444)	$(297)	$5	$(125)	$(73)		$(934)

Balance at December 31, 2014	$(472)	$(499)	$7	$(115)	$—	(c)	$(1,079)
Changes in value	3	(227)	(1)	(1)	82		(144)
Amounts reclassified to earnings	25	429	(1)	(9)	(155)		289

Net change	28	202	(2)	(10)	(73)		145

Balance at September 30, 2015	$(444)	$(297)	$5	$(125)	$(73)		$(934)

Details about AOCI Components	Amount Reclassified from AOCI to Income				Affected Line Item in the Statements of Consolidated Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fuel derivative contracts
Reclassifications of losses into earnings	$ 24	$ 150	$ 197	$ 429	Aircraft fuel
Pension and other postretirement liabilities
Amortization of unrecognized losses and prior service cost (credit) (d)	6	8	17	25	Salaries and related costs
Investments and other
Available-for-sale securities-reclassifications of gains into earnings	1	—	1	(1)	Miscellaneous, net

(a) UAL and United amounts are substantially the same except for an additional gain related to investments and other of $1 million at United for the nine months ended September 30, 2015.

(b) Includes deferred income tax expense of $180 million that will remain in AOCI until all fuel derivatives which are designated for hedge accounting are settled.

(c) Deferred tax balance was offset by the Company’s valuation allowance.

(d) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional information).

Prior to the release of the valuation allowance in the third quarter of 2015, the Company recorded $180 million of deferred income tax expense adjustments in AOCI related to losses on fuel hedges designated for hedge accounting. This deferred income tax expense of $180 million will remain in AOCI until all fuel derivatives which are designated for hedge accounting are settled. Currently, our fuel hedges that are designated for hedge accounting have settlement dates through December 2016. If we do not enter into and designate additional fuel derivative contracts for hedge accounting by the end of 2016, a non-cash income tax expense of $180 million will be recognized in the fourth quarter of 2016.

NOTE 4 - INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2016 was 36% which represented a blend of federal, state and foreign taxes and the impact of certain nondeductible items. During 2015, after considering all positive and negative evidence, the Company concluded that its deferred income taxes would more likely than not be realized. The Company released substantially all of its valuation allowance in the third quarter of 2015, which resulted in a $3.2 billion benefit in its provision for income taxes.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Service cost	$29	$31	$4	$5
Interest cost	50	50	22	20
Expected return on plan assets	(54)	(49)	—	—
Amortization of unrecognized (gain) loss and prior service cost (credit)	19	21	(13)	(13)
Settlement loss	2	1	—	—
Curtailment gain	—	—	(47)	—

Total	$46	$54	$(34)	$12

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	2016	2015	2016	2015
Service cost	$84	$93	$14	$15
Interest cost	151	150	66	61
Expected return on plan assets	(162)	(147)	(1)	(1)
Amortization of unrecognized (gain) loss and prior service cost (credit)	57	65	(40)	(40)
Settlement loss	4	2	—	—
Curtailment gain	—	—	(47)	—

Total	$134	$163	$(8)	$35

During the three and nine months ended September 30, 2016, the Company contributed $240 million and $400 million, respectively, to its U.S. domestic tax-qualified defined benefit pension plans.

Plan Curtailments. As part of the recently ratified contract with the Association of Flight Attendants (“AFA”), the Company amended its postretirement medical plans. The amendments triggered curtailment accounting, resulting in the recognition of a one-time $47 million gain for accelerated recognition of a prior service credit in the third quarter of 2016. The Company remeasured the plans’ liabilities using an average weighted discount rate of 3.43% compared to the year-end 2015 weighted average discount rate of 4.52%. As a result of the amendments, remeasurements and curtailments, the projected benefit obligation of the plans increased by $49 million and Other comprehensive loss increased by $96 million, respectively.

Share-Based Compensation.

During 2016, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 0.4 million stock options, 0.4 million shares of restricted stock and 1.9 million restricted stock units (“RSUs”).

The stock options vest in one-third increments over either (i) the first three anniversaries of the date of grant (for seven-year term options) or (ii) the fourth, fifth and sixth anniversaries of the date of grant (for ten-year term options). The restricted stock awards and the time-vested RSUs vest in one-third increments over the first three anniversaries of the date of grant. The time-vested RSUs are generally stock-settled for domestic employees and cash-settled for international employees based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The remainder of the RSUs are performance-based and vest based on the Company’s return on invested capital and the Company’s relative improvement in pre-tax margin for the three years ending December 31, 2018. If the applicable performance conditions are achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the performance-based RSUs as liability awards.

The table below presents information related to share-based compensation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Share-based compensation expense	$23	$7	$36	$40

	September 30, 2016	December 31, 2015
Unrecognized share-based compensation	$79	$41

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

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	September 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,630	$2,630	$—	$—	$3,006	$3,006	$—	$—
Short-term investments:
Corporate debt	861	—	861	—	891	—	891	—
Asset-backed securities	764	—	764	—	710	—	710	—
Certificates of deposit placed through an account registry service (“CDARS”)	252	—	252	—	281	—	281	—
U.S. government and agency notes	97	—	97	—	72	—	72	—
Auction rate securities	—	—	—	—	9	—	—	9
Other fixed-income securities	50	—	50	—	26	—	26	—
Other investments measured at NAV (a)	202	—	—	—	201	—	—	—
Restricted cash	124	124	—	—	206	206	—	—
Enhanced equipment trust certificates (“EETC”)	23	—	—	23	26	—	—	26
Fuel derivatives liability, net	4	—	4	—	124	—	124	—
Foreign currency derivatives liability, net	1	—	1	—	—	—	—	—

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

Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale. As of September 30, 2016, asset-backed securities have remaining maturities of less than one year to approximately 33 years, corporate debt securities have remaining maturities of less than one year to approximately six years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately three years. The EETC securities mature in 2019.

Derivative instruments and investments presented in the tables above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

Fair Value of Debt by Fair Value Hierarchy Level
	September 30, 2016					December 31, 2015
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$10,581	$11,218	$—	$8,359	$2,859	$10,897	$11,371	$—	$8,646	$2,725

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term investments and Restricted cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, (c) internally-developed models of the expected future cash flows related to the securities, or (d) broker quotes obtained by third-party valuation services.

Fuel derivatives	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign currency derivatives	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

NOTE 7 - HEDGING ACTIVITIES

Fuel Derivatives

The Company may hedge a portion of its future fuel requirements to protect against increases in the price of fuel. The Company may restructure hedges in response to market conditions prior to their original settlement dates which may result in changes in hedge coverage levels and the potential recognition of gains or losses on such hedge contracts. As of September 30, 2016, the Company had hedged approximately 13% of its projected fuel requirements (126 million gallons) for the remainder of 2016 with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of September 30, 2016, the Company had fuel hedges expiring through December 2016.

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

In addition to cash flow hedges, the Company from time to time enters into fair value hedges related to its aircraft fuel inventory using derivatives such as swaps and futures contracts based on aircraft fuel. Under fair value hedge accounting, the Company records changes in the fair value of both the hedging derivative and the hedged aircraft fuel inventory as fuel expense. The Company records ineffectiveness on fair value hedges as Nonoperating income (expense): Miscellaneous, net in the statements of consolidated operations. As of September 30, 2016, the Company did not have any fair value hedges.

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its consolidated balance sheets, and, accordingly, records any related collateral on a gross basis. The table below presents the fair value amounts of fuel derivative assets and liabilities and the location of amounts recognized in the Company’s financial statements.

The Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

Classification	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as cash flow hedges
Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$4	$119
Derivatives not designated for hedge accounting
Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$—	$5

Total derivatives
Total liabilities		$4	$124

Derivative Credit Risk and Fair Value

The Company is exposed to credit losses in the event of non-performance by counterparties to its derivative instruments. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. Based on the fair value of our fuel derivative instruments, our counterparties may require us to post collateral when the price of the underlying commodity decreases, and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company did not hold or post collateral as of September 30, 2016. The Company had on deposit $26 million of collateral with fuel derivative counterparties as of December 31, 2015. The collateral is recorded as Prepaid expenses and other on the Company’s balance sheets.

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

	September 30, 2016	December 31, 2015
Fuel derivative instruments, net of collateral	$(4)	$(98)

The following tables present the impact of derivative instruments and their location within the Company’s unaudited statements of consolidated operations (in millions):

Derivatives designated as cash flow hedges

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Fuel contracts	$(6)	$(181)	$(24)	$(150)	$—	$—

Derivatives designated as cash flow hedges

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense		Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Fuel contracts	$(5)	$(227)	$(197)	$(429)	$—	$—

Derivatives not designated for hedge accounting

Fuel contracts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amount of loss recognized in Nonoperating income (expense): Miscellaneous, net	$—	$(67)	$—	$(69)

Foreign Currency Derivatives

The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company’s more significant foreign currency exposures include the Canadian dollar, Chinese renminbi, European euro, British pound and Japanese yen. At times, the Company uses derivative financial instruments, such as options, collars and forward contracts, to hedge its exposure to foreign currency. At September 30, 2016, the Company had foreign currency derivative contracts in place to hedge both European euro denominated sales and Japanese yen denominated sales. The notional amount of the hedges equates to 16% of the Company’s projected European euro denominated net cash inflows for the remainder of 2016; and 18% of the Company’s projected Japanese yen denominated net cash inflows for the remainder of 2016. Net cash relates primarily to passenger ticket sales inflows, partially offset by expenses paid in local currencies. At September 30, 2016, the fair value of the Company’s foreign currency derivatives was a liability of $1 million.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments. As of September 30, 2016, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737NG/737 MAX	172
Boeing 777-300ER	14
Boeing 787-8/-9/-10	21
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2024. For the remainder of 2016, United expects to take delivery of seven Boeing 737NG aircraft and one Boeing 777-300ER aircraft.

The table below summarizes United’s commitments as of September 30, 2016, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other commitments primarily to acquire information technology services and assets. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

(in billions)
Last three months of 2016	$1.2
2017	4.5
2018	4.1
2019	3.3
2020	2.6
After 2020	6.9

$22.6

As of September 30, 2016, United had $1.7 billion in financing available through EETC transactions for the financing of all of its aircraft deliveries scheduled for the remainder of 2016 and first half of 2017. See Note 9 of this report for additional information on aircraft financing. The Company has also secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures.

Facility and Other Operating Leases. In October 2016, United signed a seven year lease extension through 2024 with the Metropolitan Washington Airports Authority to continue its use of terminals at Washington Dulles International Airport. The table below summarizes the Company’s scheduled future minimum lease payments under facility operating leases having initial or remaining noncancelable lease terms of more than one year.

(In millions)	Facility and Other Operating Leases
Last three months of 2016	$200
2017	1,156
2018	1,024
2019	954
2020	1,083
After 2020	7,450

$11,867

Guarantees. As of September 30, 2016, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.4 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with $376 million of these obligations are accounted for as capital leases. All of these bonds are due between 2017 and 2038.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At September 30, 2016, the Company had $2.5 billion of floating rate debt and $97 million of fixed rate debt, with remaining terms of up to 12 years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate balance of $2.6 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

As of September 30, 2016, United is the guarantor of $171 million of aircraft mortgage debt issued by one of United’s regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described above for the Company’s debt and the Company would potentially be responsible for those costs under the guarantees.

Labor Negotiations. As of September 30, 2016, United had approximately 87,500 active employees, of whom approximately 80% were represented by various U.S. labor organizations.

In January 2016, United’s pilots, represented by the Air Line Pilots Association, International, agreed to extend their contract through January 31, 2019. Increases in the pay and benefits resulting from new pilot agreements could activate United pilot contract clauses requiring the Company to match contract terms. In March 2016, the Company’s dispatchers, represented by the Professional Airline Flight Control Association, agreed to extend their current contract through 2021. In April 2016, the fleet service, passenger service, storekeeper and other employees represented by the Int’l Association of Machinists and Aerospace Workers (“IAM”) ratified seven new contracts with the Company which extended the contracts through 2021. In August 2016, United’s flight attendants, represented by the AFA, ratified a five-year joint collective bargaining agreement through 2021. In September 2016, the Company reached a tentative agreement with the Int’l Brotherhood of Teamsters (the “IBT”) for a six-year joint collective bargaining agreement with its technicians and related employees.

NOTE 9 - DEBT

As of September 30, 2016, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. As of September 30, 2016, UAL and United were in compliance with their debt covenants. As of September 30, 2016, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s 2013 Credit and Guaranty Agreement (the “Credit Agreement”).

EETCs. In September 2016 and June 2016, United created EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2016 are as follows (in millions, except stated interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of September 30, 2016	Remaining proceeds from issuance of debt to be received in future periods
September 2016	AA	$ 637	October 2028	2.875%	$ —	$ 637
September 2016	A	283	October 2028	3.10%	—	283
June 2016	AA	729	July 2028	3.10%	222	507
June 2016	A	324	July 2028	3.45%	99	225

		$ 1,973			$ 321	$ 1,652

In 2016, United borrowed approximately $272 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2016. The notes evidencing these borrowings, which are secured by the related aircraft, mature in 2028 and have interest rates comprised of LIBOR plus a specified margin.

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

NOTE 10 - SPECIAL ITEMS

For the three and nine months ended September 30, special items consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating:	2016	2015	2016	2015
Labor agreement costs	$14	$—	$124	$—
Severance and benefit costs	13	28	27	103
Impairment of intangible asset related to Newark Liberty International Airport (“Newark”) slots	—	—	412	—
Cleveland airport lease restructuring	—	—	74	—
(Gains) losses on sale of assets and other special charges	18	48	32	92

Special charges	45	76	669	195
Nonoperating and income taxes:
Losses on extinguishment of debt and other	—	61	(1)	195
Income tax benefit related to special charges	(16)	—	(241)	—

Total special charges, net of tax	29	137	427	390
Income tax valuation allowance release (Note 4)	—	(3,218)	—	(3,218)

Total special items	$29	$(3,081)	$427	$(2,828)

The fleet service, passenger service, storekeeper and other employees represented by the IAM ratified seven new contracts with the Company which extended the contracts through 2021. The Company also reached a tentative agreement with the IBT. During the three and nine months ended September 30, 2016, the Company recorded $61 million ($39 million net of taxes) and $171 million ($109 million net of taxes), respectively, of special charges primarily for payments to be made in conjunction with the IAM and IBT agreements described above. Also, as part of the recently ratified contract with the AFA, the Company amended two of its flight attendant postretirement medical plans. The amendments triggered curtailment accounting, resulting in the recognition of a one-time $47 million gain ($30 million net of taxes) for accelerated recognition of a prior service credit.

During the three and nine months ended September 30, 2016, the Company recorded $13 million ($8 million net of taxes) and $27 million ($17 million net of taxes), respectively, of severance and benefit costs. During the three and nine months ended September 30, 2015, the Company recorded $28 million and $103 million, respectively, of severance and benefit costs. The severance and benefit costs relate to a voluntary early-out program for the Company’s flight attendants and other severance agreements. In 2014, more than 2,500 flight attendants elected to voluntarily separate from the Company for a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through the end of 2016.

In April 2016, the Federal Aviation Administration (“FAA”) announced that it will designate Newark as a Level 2 schedule-facilitated airport under the International Air Transport Association Worldwide Slot Guidelines effective October 30, 2016. The designation was associated with an updated demand and capacity analysis of Newark by the FAA. In the second quarter of 2016, the Company determined that the FAA’s action impaired the entire value of its Newark slots because the slots will no longer be the mechanism that governs take-off and landing rights. Accordingly, the Company recorded a $412 million special charge ($264 million net of taxes) to write off the intangible asset. The Newark slots served as part of the collateral for the term loans under the Company’s Credit Agreement and under the Second Amended and Restated Co-Branded Card Marketing Services Agreement with Chase Bank USA, N.A. (the “Chase Agreement”). The Credit Agreement and the Chase Agreement have been amended to remove the Newark slots as collateral with no replacement collateral required.

During the nine months ended September 30, 2016, the City of Cleveland agreed to amend the lease, which runs through 2029, associated with certain excess airport terminal space (principally Terminal D) and related facilities at Hopkins International Airport. The Company recorded an accrual for remaining payments under the lease for facilities that the Company no longer uses and will continue to incur costs under the lease without economic benefit to the Company. This liability was measured and recorded at its fair value when the Company ceased its right to use such facilities leased to it pursuant to the lease. The Company recorded a net charge of $74 million ($47 million net of taxes) related to the amended lease.

During the three and nine months ended September 30, 2016, the Company recorded gains and losses on sale of assets and other special charges of $18 million ($12 million net of taxes) and $32 million ($20 million net of taxes), respectively. During the three and nine months ended September 30, 2015, the Company recorded $48 million and $92 million, respectively, for integration costs, impairment of assets and other special gains and losses.

During the nine months ended September 30, 2016, the Company recorded $8 million ($5 million net of taxes) of losses due to exchange rate changes in Venezuela applicable to funds held in local currency and recorded a $9 million ($6 million net of taxes) gain on the sale of an affiliate.

During the third quarter of 2015, the Company recorded $61 million of losses due to exchange rate changes in Venezuela applicable to funds held in local currency. During the nine months ended September 30, 2015, the Company recorded a charge of $134 million due to the write-off of the unamortized non-cash debt discount related to the extinguishment of the 2026 Notes and 2028 Notes. Both of the charges were recorded as part of Nonoperating income (expense): Miscellaneous, net.

Accruals

The accrual balance for severance and benefits was $34 million as of September 30, 2016, compared to $110 million as of September 30, 2015. The severance-related accrual as of September 30, 2016 is expected to be mostly paid through 2016. The following is a reconciliation of severance accrual activity for the period:

Severance and Benefits
Balance at December 31, 2015	$27
Accrual	27
Payments	(20)

Balance at September 30, 2016	$34

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Third Quarter Financial Highlights

•

Third quarter 2016 net income was $965 million, or $3.01 diluted earnings per share as compared to net income of $4.8 billion and diluted earnings per share of $12.82 in the third quarter of 2015. A primary reason for the decline in net income is associated with the release of the income tax valuation allowance of $3.2 billion in the third quarter of 2015, combined with the recording of $545 million of income tax expense on the pre-tax income in 2016.

•	Passenger revenue decreased 4.0% to $8.6 billion during the third quarter of 2016 as compared to the third quarter of 2015.

•	Third quarter 2016 aircraft fuel cost decreased 17.1% year-over-year.

•	Unrestricted liquidity at September 30, 2016 was $6.2 billion, including $1.35 billion of undrawn commitments under the Company’s revolving credit facility.

•

In the three and nine months ended September 30, 2016, UAL repurchased 5 million and 48 million shares of its common stock in open market transactions, respectively, for $255 million and $2.4 billion, respectively. As of September 30, 2016, the Company had approximately $2 billion remaining to purchase shares under its existing share repurchase authority.

Third Quarter Operational Highlights

•	United achieved best third-quarter and best year-to-date on-time performance in its history.

•

Consolidated traffic increased 1.8% and consolidated capacity increased 2.0% during the third quarter of 2016 as compared to the third quarter of 2015. The Company’s load factor for the third quarter of 2016 was 85.5%.

•	The Company took delivery of four new Boeing 737NG aircraft and one used Airbus A319 aircraft during the third quarter of 2016.

Outlook

The Company expects full-year 2016 consolidated capacity to increase between 1.2% and 1.4% year-over-year.

The Company expects to drive $3.1 billion of incremental value by 2018. United anticipates to capture this value through benefits from improved operations by focusing on re-attracting premium customers, reducing cost of irregular operations, reducing re-accommodations and improving schedule quality. In addition, the Company will introduce new products to its industry-leading existing portfolio of products such as our recently announced Polaris business class seats and enhance revenue through various MileagePlus program initiatives. Finally, the Company plans to improve its cost structure through an upgauge and slimline seat program and ongoing sensible cost management.

In the first quarter of 2016, United reached contract extensions with its pilots and dispatchers. In the second quarter, United also reached amended collective bargaining agreements with its Int’l Association of Machinists and Aerospace Workers (“IAM”) represented employees. In the third quarter of 2016, United and the Association of Flight Attendants (“AFA”) ratified a five-year contract covering all of its flight attendants, and United reached a tentative agreement with the Int’l Brotherhood of Teamsters (“IBT”) for a joint collective bargaining agreement with its technicians and related employees. The costs associated with the ratification of all these agreements (excluding any impact from the IBT tentative agreement) is expected to add an additional approximate 2.3 points of non-fuel unit costs for full-year 2016, primarily due to the pilots’ agreement, and is expected to add an additional approximate 1.5 to 2.0 points of non-fuel unit costs for full-year 2017, primarily due to the AFA and IAM agreements. Increases in the pay and benefits resulting from new pilot agreements could activate United pilot contract clauses requiring the Company to match contract terms. The Company cannot predict the outcome of ongoing and future negotiations with its unionized employee groups. Increases in the pay and benefits resulting from new collective bargaining agreements could have a material financial impact on the Company.

The price of jet fuel remains volatile. Based on projected fuel consumption in 2016, a one dollar change in the price of a barrel of crude oil would change the Company’s annual fuel expense by approximately $93 million. To protect against increases in the prices of aircraft fuel, the Company may hedge a portion of its future fuel requirements.

RESULTS OF OPERATIONS

The following discussion provides an analysis of results of operations and reasons for material changes therein for the three months ended September 30, 2016 as compared to the corresponding period in 2015.

Third Quarter 2016 Compared to Third Quarter 2015

The Company recorded net income of $965 million in the third quarter of 2016 as compared to net income of $4.8 billion in the third quarter of 2015. A primary reason for the decline in net income is associated with the release of the income tax valuation allowance of $3.2 billion in the third quarter of 2015, combined with the recording of $545 million of income tax expense on the pre-tax income in 2016. The Company considers a key measure of its performance to be operating income, which was $1.6 billion for the third quarter of 2016, as compared to $1.9 billion for the third quarter of 2015, a $0.3 billion decrease year-over-year. Significant components of the Company’s operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2016	2015	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$9,913	$10,306	$(393)	(3.8)
Operating expense	8,289	8,407	(118)	(1.4)

Operating income	1,624	1,899	(275)	(14.5)
Nonoperating expense	(114)	(293)	(179)	(61.1)
Income tax expense (benefit)	545	(3,210)	3,755	NM

Net income	$965	$4,816	$(3,851)	(80.0)

NM - Not meaningful

Certain consolidated statistical information for the Company’s operations for the three months ended September 30 is as follows:

	2016	2015	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	38,651	37,464	1,187	3.2
Revenue passenger miles (“RPMs”) (millions) (b)	58,172	57,160	1,012	1.8
Available seat miles (“ASMs”) (millions) (c)	68,074	66,745	1,329	2.0
Passenger load factor (d)	85.5%	85.6%	(0.1) pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	12.64	13.42	(0.78)	(5.8)
Average yield per revenue passenger mile (“Yield”) (cents) (e)	14.79	15.68	(0.89)	(5.7)
Cost per available seat mile (“CASM”) (cents)	12.18	12.60	(0.42)	(3.3)
Average price per gallon of fuel, including fuel taxes	$1.52	$1.87	$(0.35)	(18.7)
Fuel gallons consumed (millions)	1,057	1,035	22	2.1
Average full-time equivalent employees	85,100	82,400	2,700	3.3

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended September 30 (in millions, except for percentage changes):

	2016	2015	Increase (Decrease)	% Change
Passenger—Mainline	$7,017	$7,254	$(237)	(3.3)
Passenger—Regional	1,586	1,706	(120)	(7.0)

Total passenger revenue	8,603	8,960	(357)	(4.0)
Cargo	224	235	(11)	(4.7)
Other operating revenue	1,086	1,111	(25)	(2.3)

	$9,913	$10,306	$(393)	(3.8)

The table below presents selected third quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Domestic	Atlantic	Pacific	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2015:
Passenger revenue (in millions)	$(34)	$(174)	$(31)	$2	$(237)	$(120)	$(357)
Passenger revenue	(0.9)%	(9.7)%	(2.6)%	0.3%	(3.3)%	(7.0)%	(4.0)%
Average fare per passenger	(7.8)%	(8.6)%	(5.2)%	(5.1)%	(8.8)%	(3.8)%	(6.9)%
Yield	(3.9)%	(7.6)%	(7.5)%	(4.4)%	(5.5)%	(3.9)%	(5.7)%
PRASM	(4.9)%	(10.7)%	(4.1)%	(1.3)%	(5.9)%	(3.2)%	(5.8)%
Passengers	7.5%	(1.1)%	2.8%	5.7%	6.1%	(3.4)%	3.2%
RPMs (traffic)	3.1%	(2.3)%	5.3%	4.9%	2.4%	(3.2)%	1.8%
ASMs (capacity)	4.2%	1.2%	1.6%	1.6%	2.8%	(3.9)%	2.0%
Passenger load factor (points)	(0.9)	(2.9)	3.1	2.7	(0.2)	0.6	(0.1)

Consolidated passenger revenue in the third quarter of 2016 decreased $357 million, or 4.0% as compared to the year-ago period. Third-quarter 2016 consolidated PRASM decreased 5.8% compared to the third quarter of 2015. The decline in PRASM was driven by factors including a strong U.S. dollar, lower surcharges, reductions from energy-related corporate travel, and declining yields.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2016	2015	Increase (Decrease)	% Change
Salaries and related costs	$2,625	$2,534	$91	3.6
Aircraft fuel	1,603	1,934	(331)	(17.1)
Regional capacity purchase	572	572	—	—
Landing fees and other rent	546	551	(5)	(0.9)
Depreciation and amortization	503	469	34	7.2
Aircraft maintenance materials and outside repairs	451	424	27	6.4
Distribution expenses	345	366	(21)	(5.7)
Aircraft rent	168	185	(17)	(9.2)
Special charges	45	76	(31)	NM
Other operating expenses	1,431	1,296	135	10.4

	$8,289	$8,407	$(118)	(1.4)

Salaries and related costs increased $91 million, or 3.6%, in the third quarter of 2016 as compared to the year-ago period primarily due to higher pay rates and benefit expenses driven by new and extended collective bargaining agreements, an increase in employee incentive expenses due to improvements in operational performance and a 3.3% increase in average full-time equivalent employees, partially offset by a decrease in profit sharing expense.

Aircraft fuel expense decreased $331 million, or 17.1%, year-over-year primarily due to a 18.7% decrease in the average price per gallon of aircraft fuel in the third quarter of 2016 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended September 30, 2016 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2016	2015	% Change	2016	2015	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$1,579	$1,784	(11.5)	$1.49	$1.72	(13.4)
Hedge losses reported in fuel expense	(24)	(150)	NM	(0.03)	(0.15)	NM

Fuel expense	$1,603	$1,934	(17.1)	$1.52	$1.87	(18.7)

Total fuel consumption (gallons)	1,057	1,035	2.1

Regional capacity purchase was $572 million in the third quarters of 2016 and 2015. Increased aircraft rent and contractual rates were offset by a 3.9% reduction in capacity and a reduction in pass-through costs in the third quarter of 2016 as compared to the year-ago period.

Depreciation and amortization increased $34 million, or 7.2%, in the third quarter of 2016 as compared to the year-ago period primarily due to additions of new aircraft, conversions of operating leases to capital leases, aircraft improvements and accelerated depreciation of certain assets related to several fleet types.

Aircraft maintenance materials and outside repairs increased $27 million, or 6.4%, in the third quarter of 2016 as compared to the year-ago period primarily due to the timing of maintenance events.

Other operating expenses increased $135 million, or 10.4%, in the third quarter of 2016 as compared to the year-ago period primarily due to increases in ground handling costs and other airport operations cost, food and technology costs associated with the Company’s enhanced customer experience initiatives, rate-driven increases in personnel-related expenses, increases in marketing expenses related to the 2016 Summer Olympics and increases in other purchased services.

Details of the Company’s special charges include the following for the three months ended September 30 (in millions):

	2016	2015
Labor agreement costs	$14	$—
Severance and benefit costs	13	28
(Gains) losses on sale of assets and other special charges	18	48

Special charges	$45	$76

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

	2016	2015	Increase (Decrease)	% Change
Interest expense	$(150)	$(164)	$(14)	(8.5)
Interest capitalized	20	13	7	53.8
Interest income	14	5	9	180.0
Miscellaneous, net	2	(147)	(149)	NM

Total	$(114)	$(293)	$(179)	(61.1)

In the third quarter of 2016, Miscellaneous, net did not include any gains or losses from derivatives not qualifying for hedge accounting as compared to losses of $67 million in the year-ago period. Foreign currency losses were approximately $4 million and $81 million in the third quarters of 2016 and 2015, respectively. Third quarter 2015 foreign currency results include a $61 million loss related to the Company’s cash holdings in Venezuela. See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Income Taxes. See Notes 3 and 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.

RESULTS OF OPERATIONS

First Nine Months 2016 Compared to First Nine Months 2015

The Company recorded net income of $1.9 billion in the first nine months of 2016 as compared to net income of $6.5 billion in the first nine months of 2015. A primary reason for the decline in net income is associated with the release of the income tax valuation allowance of $3.2 billion in the third quarter of 2015, combined with the recording of $1.1 billion of income tax expense on the pre-tax income in 2016. The Company considers a key measure of its performance to be operating income, which was $3.3 billion for the first nine months of 2016, as compared to $4.1 billion for the first nine months of 2015, a $0.8 billion decrease year-over-year. Significant components of the Company’s operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2016	2015	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$27,504	$28,828	$(1,324)	(4.6)
Operating expense	24,171	24,743	(572)	(2.3)

Operating income	3,333	4,085	(752)	(18.4)
Nonoperating expense	(398)	(771)	(373)	(48.4)
Income tax expense (benefit)	1,069	(3,203)	4,272	NM

Net income	$1,866	$6,517	$(4,651)	(71.4)

NM - Not meaningful

Certain consolidated statistical information for the Company’s operations for the nine months ended September 30 is as follows:

	2016	2015	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	107,154	105,217	1,937	1.8
RPMs (millions) (b)	158,771	157,893	878	0.6
ASMs (millions) (c)	191,072	188,699	2,373	1.3
Passenger load factor (d)	83.1%	83.7%	(0.6) pts.	N/A
PRASM (cents)	12.40	13.28	(0.88)	(6.6)
Yield (cents) (e)	14.92	15.87	(0.95)	(6.0)
CASM (cents)	12.65	13.11	(0.46)	(3.5)
Average price per gallon of fuel, including fuel taxes	$1.45	$2.01	$(0.56)	(27.9)
Fuel gallons consumed (millions)	2,942	2,935	7	0.2
Average full-time equivalent employees	83,600	82,100	1,500	1.8

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2016	2015	Increase (Decrease)	% Change
Passenger—Mainline	$19,119	$20,153	$(1,034)	(5.1)
Passenger—Regional	4,577	4,903	(326)	(6.6)

Total passenger revenue	23,696	25,056	(1,360)	(5.4)
Cargo	626	706	(80)	(11.3)
Other operating revenue	3,182	3,066	116	3.8

	$27,504	$28,828	$(1,324)	(4.6)

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015:

	Domestic	Atlantic	Pacific	Latin	Total Mainline	Regional	Consolidated
Increase (decrease) from 2015:
Passenger revenue (in millions)	$(247)	$(444)	$(233)	$(110)	$(1,034)	$(326)	$(1,360)
Passenger revenue	(2.4)%	(9.6)%	(6.9)%	(5.3)%	(5.1)%	(6.6)%	(5.4)%
Average fare per passenger	(7.6)%	(6.3)%	(6.5)%	(11.6)%	(9.2)%	(2.8)%	(7.1)%
Yield	(4.3)%	(5.8)%	(7.7)%	(11.2)%	(6.1)%	(4.0)%	(6.0)%
PRASM	(5.0)%	(10.0)%	(6.9)%	(9.1)%	(6.8)%	(3.6)%	(6.6)%
Passengers	5.6%	(3.5)%	(0.5)%	7.1%	4.5%	(4.0)%	1.8%
RPMs (traffic)	2.0%	(4.1)%	0.8%	6.7%	1.0%	(2.8)%	0.6%
ASMs (capacity)	2.7%	0.5%	(0.1)%	4.3%	1.9%	(3.1)%	1.3%
Passenger load factor (points)	(0.5)	(3.6)	0.8	1.9	(0.7)	0.3	(0.6)

Consolidated passenger revenue in the first nine months of 2016 decreased $1.4 billion or 5.4%, as compared to the year-ago period. For the first nine months of 2016, consolidated PRASM decreased 6.6% compared to the year-ago period. The decline in PRASM was driven by factors including a strong U.S. dollar, lower surcharges, reductions from energy-related corporate travel, and declining yields.

Cargo revenue decreased $80 million or 11.3%, in the first nine months of 2016 as compared to the year-ago period due to lower freight yields and lower mail volumes year-over-year, partially offset by an increase in freight volumes. Freight yields were negatively impacted as air freighter competitors increased capacity in response to lower fuel prices. Another contributing factor to the year-over-year decrease was a U.S. West Coast port labor dispute that helped increase air freight results in the first quarter of 2015. The labor dispute was resolved during the first quarter of 2015.

Other operating revenue in the first nine months of 2016 increased $116 million or 3.8%, as compared to the year-ago period primarily due to the impact of the Second Amended and Restated Co-Branded Card Marketing Services Agreement with Chase Bank USA, N.A., which became effective in the third quarter of 2015.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2016	2015	Increase (Decrease)	% Change
Salaries and related costs	$7,707	$7,289	$418	5.7
Aircraft fuel	4,258	5,904	(1,646)	(27.9)
Regional capacity purchase	1,645	1,725	(80)	(4.6)
Landing fees and other rent	1,612	1,647	(35)	(2.1)
Depreciation and amortization	1,473	1,343	130	9.7
Aircraft maintenance materials and outside repairs	1,301	1,252	49	3.9
Distribution expenses	987	1,026	(39)	(3.8)
Aircraft rent	521	580	(59)	(10.2)
Special charges	669	195	474	NM
Other operating expenses	3,998	3,782	216	5.7

	$24,171	$24,743	$(572)	(2.3)

Salaries and related costs increased $418 million or 5.7%, in the first nine months of 2016 as compared to the year-ago period primarily due to higher pay rates and benefit expenses driven by new and extended collective bargaining agreements, an increase in employee incentive expenses due to improvements in operational performance and a 1.8% increase in average full-time equivalent employees.

Aircraft fuel expense decreased $1.6 billion or 27.9%, year-over-year primarily due to a 27.9% decrease in the average price per gallon of aircraft fuel in the first nine months of 2016 compared to the year-ago period. 2016 fuel expense includes the benefit of a $20 million fuel tax refund. The table below presents the significant changes in aircraft fuel cost per gallon in the nine months ended September 30, 2016 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2016	2015	% Change	2016	2015	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$4,061	$5,475	(25.8)	$1.38	$1.87	(26.2)
Hedge losses reported in fuel expense	(197)	(429)	NM	(0.07)	(0.14)	NM

Fuel expense	$4,258	$5,904	(27.9)	$1.45	$2.01	(27.9)

Total fuel consumption (gallons)	2,942	2,935	0.2

Regional capacity purchase decreased $80 million or 4.6%, in the first nine months of 2016 as compared to the year-ago period primarily due to a decrease in regional capacity and a decrease in one-time start-up and exit costs, partially offset by contractual rate increases and increases in performance incentive payments.

Depreciation and amortization increased $130 million or 9.7%, in the first nine months of 2016 as compared to the year-ago period primarily due to additions of new aircraft, conversions of operating leases to capital leases, aircraft improvements and accelerated depreciation of certain assets related to several fleet types.

Aircraft rent decreased $59 million, or 10.2%, in the first nine months of 2016 as compared to the year-ago period primarily due to the purchase or capital lease conversion of several operating leased aircraft, lower lease renewal rates for certain aircraft and lease expirations.

Other operating expenses increased $216 million, or 5.7%, in the first nine months of 2016 as compared to the year-ago period primarily due to increases in ground handling costs and other airport operations cost, food and technology costs associated with the Company’s enhanced customer experience initiatives, rate-driven increases in personnel-related expenses, increases in marketing expenses related to the 2016 Summer Olympics and increases in other purchased services.

Details of the Company’s special charges include the following for the nine months ended September 30 (in millions):

	2016	2015
Impairment of intangible asset related to Newark Liberty International Airport (“Newark”) slots	$412	$—
Labor agreement costs	124	—
Cleveland airport lease restructuring	74	—
Severance and benefit costs	27	103
(Gains) losses on sale of assets and other special charges	32	92

Special charges	$669	$195

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the nine months ended September 30 (in millions, except for percentage changes):

	2016	2015	Increase (Decrease)	% Change
Interest expense	$(466)	$(504)	$(38)	(7.5)
Interest capitalized	48	38	10	26.3
Interest income	31	16	15	93.8
Miscellaneous, net	(11)	(321)	(310)	(96.6)

Total	$(398)	$(771)	$(373)	(48.4)

In the first nine months of 2016, Miscellaneous, net did not include any gains or losses from derivatives not qualifying for hedge accounting as compared to losses of $69 million in the year-ago period. Foreign currency losses were approximately $31 million and $118 million in the first nine months of 2016 and 2015, respectively. Foreign currency results include $8 million and $61 million of losses due to exchange rate changes in Venezuela applicable to funds held in local currency in 2016 and 2015, respectively. Miscellaneous, net for 2016 includes a $9 million gain on the sale of an affiliate. Miscellaneous, net for the first nine months of 2015 includes a $134 million special charge related to the write off of unamortized non-cash debt discounts for the early redemption of the 6% Notes due 2026 (the “2026 Notes”) and the 6% Notes due 2028 (the “2028 Notes”). See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Income Taxes. See Notes 3 and 4 to the financial statements included in Part I, Item 1 of this report for additional information related to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of September 30, 2016, the Company had $4.9 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $5.2 billion at December 31, 2015. At September 30, 2016, the Company also had $124 million of restricted cash and cash equivalents, which is primarily collateral for letters of credit and estimated future workers’ compensation claims. As of September 30, 2016, the Company had its entire commitment capacity of $1.35 billion under the revolving credit facility of the Company’s 2013 Credit and Guaranty Agreement (the “Credit Agreement”) available for letters of credit or borrowings.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital and a deficit in working capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At September 30, 2016, the Company had approximately $11.5 billion of debt and capital lease obligations, including $1.1 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. As of September 30, 2016, our current liabilities exceeded our current assets by approximately $5.3 billion. However, approximately $6.7 billion of our current liabilities are related to our advance ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.

As of September 30, 2016, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737NG/737 MAX	172
Boeing 777-300ER	14
Boeing 787-8/-9/-10	21

(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2024. For the remainder of 2016, United expects to take delivery of seven Boeing 737NG aircraft and one Boeing 777-300ER aircraft.

As of September 30, 2016, UAL and United have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and acquisition of information technology services and assets of approximately $22.6 billion, of which approximately $1.2 billion, $4.5 billion, $4.1 billion, $3.3 billion, $2.6 billion and $6.9 billion are due in the last three months of 2016 and for the full year for 2017, 2018, 2019, 2020 and thereafter, respectively. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

As of September 30, 2016, United has $1.7 billion in financing available through enhanced equipment trust certificates (“EETC”) transactions for the financing of all of its aircraft deliveries scheduled for the remainder of 2016 and first half of 2017. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing. The Company has also secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures.

As of September 30, 2016, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

In September 2016, United agreed to a seven year lease extension through 2024 with the Metropolitan Washington Airports Authority to continue its use of terminals at Washington Dulles International Airport. See Note 8 to the financial statements included in Part I, Item 1 of this report for additional information.

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

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations was $4.9 billion for both the nine months ended September 30, 2016 and September 30, 2015. Operating income for the first nine months of 2016 decreased $0.8 billion versus the year-ago period. However, operating income in 2016 was affected by the $0.4 billion non-cash impairment of the Newark slots. In regard to year-over-year changes in working capital items, frequent flyer deferred revenue and advanced purchase of miles decreased by approximately $0.3 billion due to increased utilization of pre-purchased miles, which was offset by the change in payables and accrued liabilities. Other changes in working capital items were largely offsetting in the first nine months of 2016 versus the first nine months of 2015. Significant cash payments in 2016 included $0.7 billion in profit sharing and $0.4 billion in pension funding.

Investing Activities. Capital expenditures were $2.3 billion and $2.0 billion in the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures for the nine months ended September 30, 2016 were primarily attributable to the purchase of aircraft, facility and fleet-related costs. In June 2015, through a wholly-owned subsidiary, we invested $100 million for an ownership stake of approximately five percent in Azul Linhas Aereas Brasileiras S.A., Brazil’s third-largest airline, which provides a range of customer benefits including codesharing of flights (subject to government approval), joint loyalty-program participation and expanded connection opportunities on routes between the U.S. and Brazil, a key market for United, in addition to other points in North and South America.

Financing Activities. During the nine months ended September 30, 2016, the Company made debt and capital lease payments of $1.0 billion.

In the nine months ended September 30, 2016, United completed two EETC offerings for a total principal amount of $2.0 billion. Of the $2.0 billion, United has received and recorded $321 million of proceeds as debt as of September 30, 2016. United expects to receive all proceeds from the pass-through trusts by the end of the second quarter of 2017. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on EETC pass-through trusts.

In the nine months ended September 30, 2016, United borrowed approximately $272 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2016. The notes evidencing these borrowings, which are secured by the related aircraft, mature in 2028 and have interest rates comprised of the London Interbank Offered Rate (“LIBOR”) plus a specified margin.

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

In the first nine months of 2015, United issued $0.9 billion of debt related to a 2014 EETC offering to finance new aircraft.

In the first nine months of 2015, United borrowed approximately $480 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2015. The notes evidencing these borrowings, which are secured by the related aircraft, have maturity dates ranging from 2025 to 2027 and interest rates comprised of LIBOR plus a specified margin.

As of September 30, 2016, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s Credit Agreement. See Note 11 in the Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”) for additional information on the terms of the Credit Agreement.

The obligations of United under the Credit Agreement are secured by liens on certain international route authorities between certain specified cities, certain take-off and landing rights and related assets of United. Certain covenants in the Credit Agreement and in the Company’s indentures are summarized in Note 11 of the 2015 Annual Report. The Company was in compliance with all of these covenants as of September 30, 2016.

Share Repurchase Programs. In the three and nine months ended September 30, 2016, UAL repurchased 5 million and 48 million shares of UAL common stock in open market transactions, respectively, for $255 million and $2.4 billion, respectively. As of September 30, 2016, the Company had approximately $2 billion remaining to purchase shares under its existing share repurchase authority.

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

As of September 30, 2016, United is the guarantor of $171 million of aircraft mortgage debt issued by one of United’s regional carriers.

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

Aircraft Fuel. As of September 30, 2016, the Company had hedged approximately 13% of its projected fuel requirements (126 million gallons) for the remainder of 2016 with commonly used financial hedge instruments based on aircraft fuel or crude oil. As of September 30, 2016, the Company had fuel hedges expiring through December 2016.

At September 30, 2016, fuel derivatives were in a net liability position of $4 million. See Note 7 to the financial statements included in Part I, Item 1 of this report for additional information related to fuel hedges.

The fuel derivative portfolio is comprised of many individual derivative contracts (primarily option contracts) on multiple underlying commodities and entered into at various points in time, resulting in a wide range of strike prices with several hedge counterparties. The table below provides a view of the economic impact of the fuel derivative portfolio on the Company’s fuel costs given significant moves (up to +/-30%) in market fuel prices after September 30, 2016 through the end of the year (in millions).

Period from October 1, 2016 to December 31, 2016
Change in market fuel prices (a)	(Increase) decrease to unhedged fuel cost (b)	Fuel derivative gain (loss) (c)	Net (increase) decrease to fuel cost
30%	$(414)	$5	$(409)
20%	(276)	—	(276)
10%	(138)	—	(138)
(10)%	138	(13)	125
(20)%	276	(16)	260
(30)%	414	(16)	398

(a) Projected using equal shifts in spot and forward prices for aircraft fuel and crude oil underlying hedge contracts at September 30, 2016 levels.

(b) Projections based on an average forward price of $1.43 per gallon, excluding taxes and other delivery costs and estimated consumption of 1.0 billion gallons for the three months ending December 31, 2016.

(c) Change in projected cash gain/(loss) on existing fuel derivatives as of September 30, 2016. Includes all fuel derivatives whether or not the fuel derivatives are designated for hedge accounting. Within these price ranges, the Company would neither receive nor post collateral.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of September 30, 2016, disclosure controls and procedures of each of UAL and United were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2016

During the three months ended September 30, 2016, there were no changes in UAL’s or United’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of the 2015 Annual Report and Part II, Item 1A., “Risk Factors” of the Company’s Form 10-Q for the quarter ended June 30, 2016 (the “Second Quarter 2016 Form 10-Q”) for a detailed discussion of the risk factors affecting UAL and United. The disclosures below include updates to certain risk factor disclosures included in the 2015 Annual Report, which are in addition to, and not in lieu of, those disclosures contained in the 2015 Annual Report and the Second Quarter 2016 Form 10-Q.

Union disputes, employee strikes or slowdowns, and other labor-related disruptions, as well as the integration of United’s workforces in connection with the Company’s merger transaction in 2010, could adversely affect the Company’s operations and could result in increased costs that could have a material financial impact on the Company.

United is a highly unionized company. As of September 30, 2016, the Company and its subsidiaries had approximately 87,500 active employees, of whom approximately 80% were represented by various U.S. labor organizations.

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

The Company has reached joint collective bargaining agreements with all but one of its employee groups since the merger transaction in 2010. Only the Company’s technicians and related employees remain without a combined collective bargaining agreement. The Company has reached a tentative agreement with its technicians and related employees for a joint collective bargaining agreement and will submit it for ratification by the union’s membership. The Company can provide no assurance that a successful or timely resolution of these labor negotiations will be achieved.

Union disputes and other labor-related actions can disrupt the Company’s operations. There is a risk that unions or individual employees might still pursue judicial or arbitral claims arising out of changes implemented as a result of the Company’s merger transaction in 2010. There is also a possibility that employees or unions could engage in job actions such as slowdowns, work-to-rule campaigns, sick-outs or other actions designed to disrupt the Company’s normal operations, in an attempt to pressure the Company in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and the Company can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined. In addition, joint collective bargaining agreements with the Company’s represented employee groups increase the Company’s labor costs, which increase could have a material financial impact on the Company.

See Notes 15 and 16 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and Note 8 to the financial statements included in this report for additional information on labor negotiations and costs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None

(b) None

(c) The following table presents repurchases of UAL common stock made in the third quarter of fiscal year 2016:

Period	Total number of shares purchased (a)(b)	Average price paid per share (b)(c)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
July 1, 2016 through July 31, 2016	550,528	$47.26	550,528	$2,229
August 1, 2016 through August 31, 2016	2,574,396	47.22	2,574,396	2,107
September 1, 2016 through September 30, 2016	2,094,511	51.36	2,094,511	2,000

Total	5,219,435		5,219,435

(a) In the three and nine months ended September 30, 2016, UAL repurchased approximately 5 million and 48 million shares of UAL common stock in open market transactions, respectively, for $255 million and $2.4 billion, respectively. The repurchases in the three and nine months ended September 30, 2016 were primarily pursuant to the Company’s previous $3 billion share repurchase authority, which is now exhausted.

As of September 30, 2016, the Company had approximately $2 billion remaining to purchase shares under its $2 billion share repurchase authority that was approved in July 2016. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time.

(b) The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock units. The United Continental Holdings, Inc. 2008 Incentive Compensation Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock units. However, this plan does not specify a maximum number of shares that may be withheld for this purpose. A total of 380 shares were withheld under this plan in the third quarter of 2016 at an average share price of $45.52. These shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

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

United Continental Holdings, Inc.
(Registrant)

Date: October 17, 2016	By:	/s/ Andrew C. Levy

Andrew C. Levy
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: October 17, 2016	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

United Airlines, Inc.
(Registrant)

Date: October 17, 2016	By:	/s/ Andrew C. Levy

Andrew C. Levy
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: October 17, 2016	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

10.1	UAL	Form of Stock Option Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan

10.2	UAL	Form of Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document