Form 10-K
period 2016-12-31
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2017-02-23
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of common stock held by non-affiliates of United Continental Holdings, Inc. was $12,558,237,332 as of June 30, 2016, based on the closing price of $41.04 on the New York Stock Exchange reported for that date. There is no market for United Airlines, Inc. common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 13, 2017.

United Continental Holdings, Inc.	314,622,651 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.)

This combined Form 10-K is separately filed by United Continental Holdings, Inc. and United Airlines, Inc.

OMISSION OF CERTAIN INFORMATION

United Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference for United Continental Holdings, Inc. from its definitive proxy statement for its 2017 Annual Meeting of Stockholders.

United Continental Holdings, Inc. and Subsidiary Companies

United Airlines, Inc. and Subsidiary Companies

Annual Report on Form 10-K

For the Year Ended December 31, 2016

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent our expectations and beliefs concerning future events, based on information available to us on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in Part I, Item 1A, Risk Factors and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by applicable law.

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

UAL was incorporated under the laws of the State of Delaware on December 30, 1968. Our principal executive office is located at 233 South Wacker Drive, Chicago, Illinois 60606 (telephone number (872) 825-4000).

The Company’s website is www.unitedcontinentalholdings.com. The information contained on or connected to the Company’s website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report filed with the U.S. Securities and Exchange Commission (“SEC”). Through this website, the Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as well as our proxy statement for our annual meeting of stockholders, are accessible without charge, as soon as reasonably practicable, after such material is electronically filed with or furnished to the SEC. Such filings are also available on the SEC’s website at www.sec.gov.

Operations

The Company transports people and cargo through its mainline and regional operations. With key global aviation rights in North America, Asia-Pacific, Europe, Middle East and Latin America, UAL has the world’s most comprehensive global route network. UAL, through United and its regional carriers, operates more than 4,500 flights a day to 339 airports across five continents from the Company’s hubs at Newark Liberty International Airport (“Newark”), Chicago O’Hare International Airport (“Chicago O’Hare”), Denver International Airport (“Denver”), George Bush Intercontinental Airport (“Houston Bush”), Los Angeles International Airport (“LAX”), A.B. Won Pat International Airport (“Guam”), San Francisco International Airport (“SFO”) and Washington Dulles International Airport (“Washington Dulles”).

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

Regional. The Company has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express. These regional operations are an extension of the Company’s mainline network. This regional service complements our operations by carrying traffic that connects to our mainline service and allows flights to smaller cities that cannot be provided economically with mainline aircraft. Republic Airlines (“Republic”), Champlain Enterprises, LLC d/b/a CommutAir (“CommutAir”), ExpressJet Airlines (“ExpressJet”), GoJet Airlines (“GoJet”), Mesa Airlines (“Mesa”), Shuttle America (“Shuttle”), SkyWest Airlines (“SkyWest”) and Trans States Airlines (“Trans States”) are all regional carriers, which operate most of their capacity contracted to United under capacity purchase agreements (“CPAs”) with United. Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier-controlled costs) for operating these flights plus a variable reimbursement (incentive payment for operational performance) based on agreed performance metrics. The fees for carrier-controlled costs are based on specific rates for various operating expenses of the regional carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed monthly amounts. Under these CPAs, the Company is responsible for all fuel costs incurred as well as landing fees, facilities rent and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In return, the regional carriers operate this capacity exclusively for United, on schedules determined by the Company. The Company also determines pricing and revenue management, assumes the inventory and distribution risk for the available seats and permits mileage accrual and redemption for regional flights through its MileagePlus® loyalty program.

Alliances. United is a member of Star Alliance, a global integrated airline network and the largest and most comprehensive airline alliance in the world. As of January 1, 2017, Star Alliance carriers served 1,300 airports in 190 countries with 18,450 daily departures. Star Alliance members, in addition to United, are Adria Airways, Aegean Airlines, Air Canada, Air China, Air India, Air New Zealand, All Nippon Airways (“ANA”), Asiana Airlines, Austrian Airlines, Avianca, Avianca Brasil, Brussels Airlines, Copa Airlines, Croatia Airlines, EGYPTAIR, Ethiopian Airlines, EVA Air, LOT Polish Airlines, Lufthansa, SAS Scandinavian Airlines, Shenzhen Airlines, Singapore Airlines, South African Airways, SWISS, TAP Portugal, THAI Airways International and Turkish Airlines. In October 2016, Star Alliance announced the future inclusion of Juneyao Airlines as a new connecting partner.

United has a variety of bilateral commercial alliance agreements and obligations with Star Alliance members, addressing, among other things, reciprocal earning and redemption of frequent flyer miles, access to airport lounges and, with certain Star Alliance members, codesharing of flight operations (whereby one carrier’s selected flights can be marketed under the brand name of another carrier). In addition to the alliance agreements with Star Alliance members, United currently maintains independent marketing alliance agreements with other air carriers, including Aeromar, Aer Lingus, Air Dolomiti, Azul, Cape Air, Eurowings, Germanwings, Great Lakes Airlines, Hawaiian Airlines, Island Air, Jet Airways and Silver Airways. In addition to the marketing alliance agreements with air partners, United also offers a train-to-plane codeshare and frequent flyer alliance with Amtrak from Newark on select city pairs in the northeastern United States.

United also participates in three passenger joint ventures, one with Air Canada and the Lufthansa Group (which includes Lufthansa and its affiliates Austrian Airlines, Brussels Airlines, Eurowings and SWISS) covering transatlantic routes, one with ANA covering certain transpacific routes and one with Air New Zealand covering certain routes between the United States and New Zealand. These passenger joint ventures enable the participating carriers to integrate the services they provide in the respective regions, capturing revenue synergies and delivering highly competitive flight schedules, fares and services. United has also begun implementation of a cargo joint venture with ANA for transpacific cargo services. This cargo joint venture offers expanded and more seamless access to cargo space across the carriers’ respective combined networks.

Loyalty Program. United’s MileagePlus program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for flights on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing the goods and services of our network of non-airline partners, such as credit card issuers, retail merchants, hotels and car rental companies. Members can redeem miles for free (other than taxes and government imposed fees), discounted or upgraded travel and non-travel awards.

The Company has an agreement with Chase Bank USA, N.A. (“Chase”), pursuant to which members of the Company’s MileagePlus loyalty program who are residents of the United States can earn miles for making purchases using a MileagePlus credit card issued by Chase. The agreement also provides for joint marketing and other support for the MileagePlus credit card and provides Chase with other benefits such as permission to market to the Company’s customer database.

Approximately 5.2 million and 5.0 million MileagePlus flight awards were used on United in 2016 and 2015, respectively. These awards represented 7.7% and 7.5% of United’s total revenue passenger miles in 2016 and 2015, respectively. Total miles redeemed for flights on United in 2016, including class-of-service upgrades, represented approximately 84% of the total miles redeemed. In addition, excluding miles redeemed for flights on United, MileagePlus members redeemed miles for approximately 2.0 million other awards in 2016 as compared to 1.8 million in 2015. These awards include United Club memberships, car and hotel awards, merchandise and flights on other air carriers.

Aircraft Fuel. The table below summarizes UAL’s aircraft fuel consumption and expense during the last three years.

Year	Gallons Consumed (in millions)	Fuel Expense (in millions)	Average Price Per Gallon	Percentage of Total Operating Expense
2016	3,904	$5,813	$1.49	18%
2015	3,886	$7,522	$1.94	23%
2014	3,905	$11,675	$2.99	32%

Our operational and financial results can be significantly impacted by changes in the price and availability of aircraft fuel. To provide adequate supplies of fuel, the Company routinely enters into purchase contracts that are customarily indexed to market prices for aircraft fuel, and the Company generally has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations. The price of aircraft fuel has fluctuated substantially in the past several years and in order to lower its exposure to unpredictable increases in the market prices of aircraft fuel, the Company has historically hedged a portion of its planned fuel requirements. As of December 31, 2016, the Company did not have any outstanding fuel hedging contracts. The Company’s current strategy is to not enter into transactions to hedge its fuel consumption, although the Company regularly reviews its strategy based on market conditions and other factors.

Third-Party Business. United generates third-party business revenue that includes frequent flyer award non-air redemptions, maintenance services, catering and ground handling. Third-party business revenue is recorded in Other operating revenue. Expenses associated with third-party business are recorded in Other operating expenses.

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

International Competition. Internationally, the Company competes not only with U.S. airlines, but also with foreign carriers. International competition has increased and may increase in the future as a result of airline mergers and acquisitions, joint ventures, alliances, restructurings, liberalization of aviation bilateral agreements and new or increased service by competitors, including government subsidized competitors from certain Middle East countries. Competition on international routes is subject to varying degrees of governmental regulation. The Company’s ability to compete successfully with non-U.S. carriers on international routes depends in part on its ability to generate traffic to and from the entire United States via its integrated domestic route network and its ability to overcome business and operational challenges across its network worldwide. Foreign carriers currently are prohibited by U.S. law from carrying local passengers between two points in the United States and the Company generally experiences comparable restrictions in foreign countries. Separately, “fifth freedom rights” allow the Company to operate between points in two different foreign countries and foreign carriers may also have fifth freedom rights between the U.S. and another foreign country. In the absence of fifth freedom rights, or some other extra-bilateral right to conduct operations between two foreign countries, U.S. carriers are constrained from carrying passengers to points beyond designated international gateway cities. To compensate partially for these structural limitations, U.S. and foreign carriers have entered into alliances, joint ventures and marketing arrangements that enable these carriers to exchange traffic between each other’s flights and route networks. See Alliances, above, for additional information.

Seasonality. The air travel business is subject to seasonal fluctuations. Historically, demand for air travel is higher in the second and third quarters, driving higher revenues, than in the first and fourth quarters, which are periods of lower travel demand.

Industry Regulation

Domestic Regulation

All carriers engaged in air transportation in the United States are subject to regulation by the DOT. Absent an exemption, no air carrier may provide air transportation of passengers or property without first being issued a DOT certificate of public convenience and necessity. The DOT also grants international route authority, approves international codeshare arrangements and regulates methods of competition. The DOT regulates consumer protection and maintains jurisdiction over advertising, denied boarding compensation, tarmac delays, baggage liability and other areas and may add additional expensive regulatory burdens in the future. The DOT has launched investigations or claimed rulemaking authority to regulate commercial agreements among carriers or between carriers and third parties in a wide variety of contexts.

Airlines are also regulated by the Federal Aviation Administration (the “FAA”), an agency within the DOT, primarily in the areas of flight safety, air carrier operations and aircraft maintenance and airworthiness. The FAA issues air carrier operating certificates and aircraft airworthiness certificates, prescribes maintenance procedures, oversees airport operations, and regulates pilot and other employee training. From time to time, the FAA issues directives that require air carriers to inspect or modify aircraft and other equipment, potentially causing the Company to incur substantial, unplanned expenses. The airline industry is also subject to numerous other federal laws and regulations. The U.S. Department of Homeland Security (“DHS”) has jurisdiction over virtually every aspect of civil aviation security. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail by airlines. Labor relations in the airline industry are generally governed by the Railway Labor Act (“RLA”), a federal statute. The Company is also subject to investigation inquiries by the DOT, FAA, DOJ, DHS and other U.S. and international regulatory bodies.

Airport Access. Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by the Company are, or recently have been, subject to government regulation. Federally mandated domestic slot restrictions that limit operations and regulate capacity currently apply at Reagan National Airport in Washington, D.C. and at John F. Kennedy International Airport and LaGuardia Airport in the New York City metropolitan region. Additional restrictions on airline routes and takeoff and landing slots at these and other airports may be proposed in the future that could affect the Company’s rights of ownership and transfer. In April 2016, the FAA announced that it was lifting slot controls at Newark as of the winter 2016 season. This change may result in additional congestion at Newark and in the New York City metropolitan region airspace as a whole. If slots are eliminated at an airport, or if the number of hours of operation governed by slots is reduced at an airport, the lack of controls on takeoffs and landings could result in greater congestion both at the affected airport or in the regional airspace (e.g., the New York City metropolitan airspace) and could significantly impact the Company’s operations.

Legislation. The airline industry is subject to legislative activity that may have an impact on operations and costs. In 2017, the U.S. Congress will continue to consider legislation to reauthorize the FAA, which encompasses all significant aviation tax and policy-related issues. As with previous reauthorization legislation, the U.S. Congress may consider a range of policy changes that could impact operations and costs. Finally, aviation security continues to be the subject of legislative and regulatory action, requiring changes to the Company’s security processes, potentially increasing the cost of its security procedures and affecting its operations.

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

Airport Access. Historically, access to foreign markets has been tightly controlled through bilateral agreements between the U.S. and each foreign country involved. These agreements regulate the markets served, the number of carriers allowed to serve each market and the frequency of carriers’ flights. Since the early 1990s, the U.S. has pursued a policy of “Open Skies” (meaning all U.S.-flag carriers have access to the destination), under which the

U.S. government has negotiated a number of bilateral agreements allowing unrestricted access between U.S. and foreign markets. Currently, there are more than 100 Open Skies agreements in effect. However, even with Open Skies, many of the airports that the Company serves in Europe, Asia and Latin America maintain slot controls. A large number of these slot controls exist due to congestion, environmental and noise protection and reduced capacity due to runway and air traffic control (“ATC”) construction work, among other reasons. London Heathrow International Airport, Frankfurt Rhein-Main Airport, Shanghai Pudong International Airport, Beijing Capital International Airport, Sao Paulo Guarulhos International Airport and Tokyo Haneda International Airport are among the most restrictive foreign airports due to slot and capacity limitations.

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

Environmental Regulation

The airline industry is subject to increasingly stringent federal, state, local and international environmental requirements, including those regulating emissions to air, water discharges, safe drinking water and the use and management of hazardous substances and wastes.

Climate Change. There is an increasing global regulatory focus on greenhouse gas (“GHG”) emissions and their potential impacts relating to climate change. In October 2013, the International Civil Aviation Organization (“ICAO”), a United Nations body, agreed to develop a global market based measure to address carbon emissions from international aviation, which was adopted in October 2016. The program, the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), is intended to create a single global market-based measure to achieve carbon-neutral growth for international aviation after 2020, which will be achieved through airline purchases of carbon offset credits. Certain CORSIA program details remain to be developed and the impact of CORSIA cannot be fully predicted, but CORSIA is expected to increase operating costs for airlines that operate internationally. In 2016, ICAO also adopted a carbon dioxide (“CO2”) emission standard for aircraft and the U.S. Environmental Protection Agency has started the process required to adopt the standard. While the precise timing and final form of these various programs and requirements continue to evolve, the Company is taking various actions that are expected to help to reduce its CO2 emissions over time such as fleet renewal, aircraft retrofits and the commercialization of aviation alternative fuels.

Other Regulations. Our operations are subject to a variety of other environmental laws and regulations both in the United States and internationally. These include noise-related restrictions on aircraft types and operating times, which have or could in the future, result in curtailments in services, increased operating costs or limits on expansion. Certain foreign airports and/or governments either have or are seeking to establish environmental fees applicable to carbon emissions, local air quality pollutants and/or noise. In the United States, new regulations affecting underground storage tanks became effective in 2015, which are expected to affect certain airport fuel hydrant systems, potentially impacting operating costs. The implementation of revised national ambient air quality standards for ozone by individual affected states, scheduled for early 2020, is expected to trigger restrictions on mobile sources such as cars, trucks and airport ground support equipment in those jurisdictions where ozone levels exceed the new standards. Finally, environmental cleanup laws can require the Company to undertake or subject the Company to liability for investigation and remediation costs at owned or leased locations or third party disposal locations.

Until applicability of new regulations to our specific operations is better defined and/or when new regulations are finalized, future costs to comply with such regulations will remain uncertain but are likely to increase our operating costs over time. While we continue to monitor these developments, the precise nature of future requirements and their applicability to the Company are difficult to predict, but the financial impact to the Company and the aviation industry could be significant.

Employees

As of December 31, 2016, UAL, including its subsidiaries, had approximately 88,000 employees. Approximately 80% of the Company’s employees were represented by various U.S. labor organizations as of December 31, 2016.

Collective bargaining agreements between the Company and its represented employee groups are negotiated under the RLA. Such agreements typically do not contain an expiration date and instead specify an amendable date, upon which the agreement is considered “open for amendment.” In 2016, the Company finalized new or extension agreements with all 11 of its U.S. employee groups, including joint collective bargaining agreements with its flight attendants and technicians and related employees.

The following table reflects the Company’s represented employee groups, the number of employees per represented group, union representation for each of United’s employee groups, and the amendable date for each employee group’s collective bargaining agreement as of December 31, 2016:

Employee Group	Number of Employees	Union	Agreement Open for Amendment
Flight Attendants	22,779	Association of Flight Attendants (the “AFA”)	August 2021
Fleet Service	12,812	International Association of Machinists and Aerospace Workers (the “IAM”)	December 2021
Passenger Service	12,012	IAM	December 2021
Pilots	11,454	Air Line Pilots Association, International	January 2019
Technicians and Related & Flight Simulator Technicians	9,521	International Brotherhood of Teamsters (the “IBT”)	December 2022
Storekeeper Employees	977	IAM	December 2021
Dispatchers	396	Professional Airline Flight Control Association	December 2021
Fleet Tech Instructors	128	IAM	December 2021
Load Planners	67	IAM	December 2021
Security Officers	50	IAM	December 2021
Maintenance Instructors	42	IAM	December 2021

ITEM 1A.	RISK FACTORS.

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

The Company’s business and results of operations are significantly impacted by global economic and industry conditions. The airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and global economies. The Company is a global business with operations outside of the United States from which it derives significant operating revenues. The Company’s international operations are a vital part of its worldwide airline network. Volatile economic, political and market conditions in these international regions may have a negative impact on the Company’s operating results and its ability to achieve its business objectives.

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

Recently, United Kingdom (“UK”) voters voted for the UK to exit the European Union (the “EU”), a non-binding referendum that, if passed into law, could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and European euro, additional travel restrictions on passengers traveling between the UK and other EU countries and legal uncertainty and potentially divergent national laws and regulations. These adverse effects in European market conditions could negatively impact the Company’s business, results of operations and financial condition.

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

Increasing privacy and data security obligations or a significant data breach may adversely affect the Company’s business.

The Company is subject to increasing legislative, regulatory and customer focus on privacy issues and data security. Also, a number of the Company’s commercial partners, including credit card companies, have imposed data security standards that the Company must meet and these standards continue to evolve. The Company will continue its efforts to meet its privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase the Company’s costs. Additionally, the Company must manage evolving cybersecurity risks. The loss, disclosure, misappropriation of or access to customers’, employees’ or business partners’ information or the Company’s failure to meet its obligations could result in legal claims or proceedings, liability or regulatory penalties. A significant data breach or the Company’s failure to meet its obligations may adversely affect the Company’s reputation, business, results of operations and financial condition.

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

Current or future litigation and regulatory actions, or failure to comply with the terms of any settlement, order or arrangement relating to these actions, could have a material adverse impact on the Company.

From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business or investigations or other actions by governmental agencies, including as described in Part I, Item 3 “Legal Proceedings” of this annual report on Form 10-K. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits, arbitrations, investigations or other proceedings or actions could have a material adverse effect on our financial condition and results of operations, including as a result of non-monetary remedies. Defending ourselves in these matters may be time-consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment, settlement, fine or penalty may not be covered by insurance. If we fail to comply with the terms contained in any settlement, order or agreement with a governmental authority relating to these matters, we could be subject to criminal or civil penalties, which could have a material adverse impact on the Company. Under our charter and certain indemnification agreements that we have entered into (and may in the future enter into) with our officers, directors and certain third parties, we could be required to indemnify and advance expenses to them in connection with their involvement in certain actions, suits, investigations and other proceedings. There can be no assurance that any of these payments will not be material.

Disruptions to the Company’s regional network and United Express flights provided by third-party regional carriers could adversely affect the Company’s operations and financial condition.

The Company has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express. These regional operations are an extension of the Company’s mainline network and complement the Company’s operations by carrying traffic that connects to mainline service and allows flights to smaller cities that cannot be provided economically with mainline aircraft. The Company’s business and operations are dependent on its regional flight network, with regional capacity accounting for approximately 11% of the Company’s total capacity as of December 31, 2016.

Although the Company has agreements with its regional carriers that include contractually agreed performance metrics, the Company does not control the operations of these carriers. A number of factors may impact the Company’s regional network, including weather-related effects and seasonality. In addition, the decrease in qualified pilots driven by federal regulations has adversely impacted and could continue to affect the Company’s regional flying. For example, the FAA’s expansion of minimum pilot qualification standards, including a requirement that a pilot have at least 1,500 total flight hours, as well as the FAA’s revised pilot flight and duty time rules, effective January 2014, have contributed to a smaller supply of pilots available to regional carriers. The decrease in qualified pilots resulting from the regulations as well as factors including a decreased student pilot population and a shrinking U.S. military from which to hire qualified pilots, could adversely impact the Company’s operations and financial condition, and also require the Company to reduce regional carrier flying.

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

The Company has engaged third-party service providers to perform a large number of functions that are integral to its business, including regional operations, operation of customer service call centers, distribution and sale of airline seat inventory, provision of information technology infrastructure and services, transmitting or uploading of data, provision of aircraft maintenance and repairs, provision of various utilities and performance of aircraft fueling operations, among other vital functions and services. The Company does not directly control these third-party service providers, although it does enter into agreements with most of them that define expected service performance. Any of these third-party service providers, however, may materially fail to meet their service performance commitments to the Company, may suffer disruptions to their systems that could impact their services, or the agreements with such providers may be terminated. For example, flight reservations booked by customers and travel agencies via third-party GDSs may be adversely affected by disruptions in the business relationships between the Company and GDS operators. Such disruptions, including a failure to agree upon acceptable contract terms when contracts expire or otherwise become subject to renegotiation, may cause the Company’s flight information to be limited or unavailable for display, significantly increase fees for both the Company and GDS users and impair the Company’s relationships with its customers and travel agencies. The failure of any of the Company’s third-party service providers to perform their service obligations adequately, or other interruptions of services, may reduce the Company’s revenues and increase its expenses, prevent the Company from operating its flights and providing other services to its customers or result in adverse publicity or harm to its brand. In addition, the Company’s business and financial performance could be materially harmed if its customers believe that its services are unreliable or unsatisfactory.

Orders for new aircraft typically must be placed years in advance of scheduled deliveries, and changes in the Company’s route network over time may make aircraft on order less economic for the Company, but any modification or termination of such orders could result in material liability for the Company.

The Company’s orders for new aircraft are typically made years in advance of actual delivery of such aircraft, and the financial commitment required for purchases of new aircraft is substantial. At December 31, 2016, the Company had firm commitments to purchase 257 new aircraft from The Boeing Company (“Boeing”), Airbus S.A.S (“Airbus”) and Embraer S.A. (“Embraer”), as well as related agreements with engine manufacturers, maintenance providers and others. At December 31, 2016, the Company’s commitments relating to the acquisition of aircraft and related spare engines, aircraft improvements and other related obligations aggregated $23.6 billion.

Subsequent to the Company placing an order for new aircraft, the Company’s route network may change, such that the aircraft on order become less economic to operate flights in the Company’s network. As a result, the Company’s preference for a particular aircraft that it has ordered, often years in advance, may be decreased or eliminated. If the Company were to seek to modify or terminate its existing aircraft order commitments, it may be responsible for material obligations to its counterparties arising from any such change. However, the Company expects that any such change that it makes would be in the long-term best economic interest of the Company.

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

Much of our future success depends on the continued availability of skilled personnel with industry experience and knowledge, including our senior management team and other key employees. If we are unable to attract and retain talented, highly qualified senior management and other key employees, or if we are unable to effectively provide for the succession of senior management, our business may be adversely affected.

High and/or volatile fuel prices or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company’s strategic plans, operating results, financial position and liquidity.

Aircraft fuel is critical to the Company’s operations and is one of its single largest operating expenses. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources, as well as related service and delivery infrastructure. Although the Company has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations, it can neither predict nor guarantee the continued timely availability of aircraft fuel throughout the Company’s system. The Company generally sources fuel at prevailing market prices.

Aircraft fuel has historically been the Company’s most volatile operating expense due to the highly unpredictable nature of market prices for fuel. Market prices for aircraft fuel have historically fluctuated substantially in short periods of time and continue to be highly volatile due a dependence on a multitude of unpredictable factors beyond the Company’s control. These factors include changes in global crude oil prices, the balance between aircraft fuel supply and demand, natural disasters, prevailing inventory levels and fuel production and transportation infrastructure. Prices of fuel are also impacted by indirect factors that may potentially impact fuel supply or demand balance, such as geopolitical events, economic growth indicators, fiscal/monetary policies, fuel tax policies, environmental concerns and financial investments in energy markets. Both actual changes in these factors, as well as changes in market expectations of these factors can potentially drive rapid changes in fuel price levels in short periods of time.

Given the highly competitive nature of the airline industry, the Company may not be able to increase its fares and fees sufficiently to offset the full impact of increases in fuel prices, especially if these increases are significant, rapid and sustained. Further, such fare and fee increases may not be sustainable, may reduce the general demand for air travel and may also eventually impact the Company’s strategic growth and investment plans for the future. In addition, decreases in fuel prices for an extended period of time may result in increased industry capacity, increased competitive actions for market share and lower fares or surcharges in general. If fuel prices were to then subsequently rise quickly, there may be a lag between the rise in fuel prices and any improvement of the revenue environment.

To protect against increases in the market prices of fuel, the Company may hedge a portion of its future fuel requirements. However, the Company’s hedging program may not be successful in mitigating higher fuel costs, and any price protection provided may be limited due to choice of hedging instruments and market conditions, including breakdown of correlation between hedging instrument and market price of aircraft fuel and failure of hedge counterparties. To the extent that the Company decides to hedge a portion of its future fuel requirements and uses hedge contracts that have the potential to create an obligation to pay upon settlement if fuel prices decline significantly, such hedge contracts may limit the Company’s ability to benefit fully from lower fuel costs in the future. If fuel prices decline significantly from the levels existing at the time the Company enters into a hedge contract, the Company may be required to post collateral (margin) beyond certain thresholds. There can be no assurance that the Company’s hedging arrangements will provide any particular level of protection against rises in fuel prices or that its counterparties will be able to perform under the Company’s hedging arrangements. Additionally, deterioration in the Company’s financial condition could negatively affect its ability to enter into new hedge contracts in the future.

See Note 10 to the financial statements included in Part II, Item 8 of this report for additional information on the Company’s hedging activities.

Union disputes, employee strikes or slowdowns, and other labor-related disruptions could adversely affect the Company’s operations and could result in increased costs that impair its financial performance.

United is a highly unionized company. As of December 31, 2016, the Company and its subsidiaries had approximately 88,000 active employees, of whom approximately 80% were represented by various U.S. labor organizations.

There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the Company entering into collective bargaining agreements with its represented employee groups. There is also a possibility that employees or unions could engage in job actions such as slowdowns, work-to-rule campaigns, sick-outs or other actions designed to disrupt the Company’s normal operations, in an attempt to pressure the Company in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and the Company can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined. In addition, collective bargaining agreements with the Company’s represented employee groups increase the Company’s labor costs, which increase could be material for any applicable reporting period.

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

United provides air transportation under certificates of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked these certificates, it could have a material adverse effect on the Company’s business. The FAA regulates the safety of United’s operations. United operates pursuant to an air carrier operating certificate issued by the FAA. In January 2014, the FAA’s more stringent pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations took effect, which has increased costs for all carriers. In July 2014, minimum qualifications took effect for air carrier first officers. These regulations will continue to impact the industry and the Company for years to come, as they have caused mainline airlines to hire regional pilots, while simultaneously significantly reducing the pool of new pilots from which regional carriers themselves can hire. Although this is an industry issue, it directly affects the Company and requires it to reduce regional partner flying, as several regional partners have experienced difficulty flying their schedules due to reduced pilot availability. From time to time, the FAA also issues orders, airworthiness directives and other regulations relating to the maintenance and operation of aircraft that require material expenditures or operational restrictions by the Company. These FAA orders and directives could include the temporary grounding of an entire aircraft type if the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action. These FAA directives or requirements could have a material adverse effect on the Company.

In addition, the Company’s operations may be adversely impacted due to the existing antiquated ATC system utilized by the U.S. government. During peak travel periods in certain markets, the current ATC system’s inability to handle ATC demand has led to short-term capacity constraints imposed by government agencies and resulted in delays and disruptions of air traffic. In addition, the current system will not be able to effectively handle projected future air traffic growth. Imposition of these ATC constraints on a long-term basis may have a material adverse effect on the Company’s operations. Failure to update the ATC system in a timely manner, and the substantial funding requirements of a modernized ATC system that may be imposed on air carriers may have an adverse impact on the Company’s financial condition or results of operations.

Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by the Company are, or recently have been, subject to government regulation. Certain of the Company’s major hubs are among the most congested airports in the United States and have been or could be the subject of regulatory action that might limit the number of flights and/or increase costs of operations at certain times or throughout the day. The FAA may limit the Company’s airport access by limiting the number of departure and arrival slots at high density traffic airports, which could affect the Company’s ownership and transfer rights, and local airport authorities may have the ability to control access to certain facilities or the cost of access to their facilities, which could have an adverse effect on the Company’s business. The FAA historically has taken actions with respect to airlines’ slot holdings that airlines have challenged; if the FAA were to take actions that adversely affect the Company’s slot holdings, the Company could incur substantial costs to preserve its slots or may lose slots. If slots are eliminated at an airport, or if the number of hours of operation governed by slots is reduced at an airport, the lack of controls on takeoffs and landings could result in greater congestion both at the affected airport or in the regional airspace (e.g., the New York City metropolitan region airspace) and could significantly impact the Company’s operations. Further, the Company’s operating costs at airports, including the Company’s major hubs, may increase significantly because of capital improvements at such airports that the Company may be required to fund, directly or indirectly. Such costs could be imposed by the relevant airport authority without the Company’s approval and may have a material adverse effect on the Company’s financial condition.

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

In 2017, the U.S. Congress will continue to consider legislation to reauthorize the FAA, which encompasses all significant aviation tax and policy related issues. As with previous reauthorization legislation, the U.S. Congress may consider a range of policy changes that could impact the Company’s operations and costs.

See Part I, Item 1, Business—Industry Regulation, of this report for additional information on government regulation impacting the Company.

The airline industry may undergo further change with respect to alliances and joint ventures or due to consolidations, any of which could have a material adverse effect on the Company.

The Company faces and may continue to face strong competition from other carriers due to the modification of alliances and formation of new joint ventures. Carriers may improve their competitive positions through airline alliances, slot swaps and/or joint ventures. Certain types of airline joint ventures further competition by allowing multiple airlines to coordinate routes, pool revenues and costs, and enjoy other mutual benefits, achieving many of the benefits of consolidation. “Open Skies” agreements, including the agreements between the United States and the EU and between the United States and Japan, may also give rise to better integration opportunities among international carriers. Movement of airlines between current global airline alliances could reduce joint network coverage for members of such alliances while also creating opportunities for joint ventures and bilateral alliances that did not exist before such realignment. There is ongoing speculation that further airline and airline alliance consolidations or reorganizations could occur in the future, especially if new “Open Skies” agreements between Brazil and the United States are fully implemented. The Company routinely engages in analysis and discussions regarding its own strategic position, including current and potential alliances, asset acquisitions and divestitures and may have future discussions with other airlines regarding strategic activities. If other airlines participate in such activities, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of the Company and potentially impairing the Company’s ability to realize expected benefits from its own strategic relationships.

Insufficient liquidity may have a material adverse effect on the Company’s financial position and business.

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

If the Company’s liquidity is materially diminished due to the various risk factors noted in this Item 1A. or otherwise, the Company might not be able to timely pay its leases and debts or comply with certain operating and financial covenants under its financing and credit card processing agreements or with other material provisions of its contractual obligations. Certain of these covenants require the Company or United, as applicable, to maintain minimum liquidity and/or minimum collateral coverage ratios. The Company’s or United’s ability to comply with these covenants may be affected by events beyond its control, including the overall industry revenue environment, the level of fuel costs and the appraised value of the collateral.

If the Company does not timely pay its leases and debts or comply with such covenants, a variety of adverse consequences could result. These potential adverse consequences include an increase of required reserves under credit card processing agreements, withholding of credit card sale proceeds by its credit card service providers, loss of undrawn lines of credit, the occurrence of one or more events of default under the relevant agreements, the acceleration of the maturity of debt and/or the exercise of other remedies by its creditors and equipment lessors that could result in a material adverse effect on the Company’s financial position and results of operations. The Company cannot provide assurance that it would have sufficient liquidity to repay or refinance such debt if it were accelerated. In addition, an event of default or acceleration of debt under certain of its financing agreements could result in one or more events of default under certain of the Company’s other financing agreements due to cross default and cross acceleration provisions.

Furthermore, insufficient liquidity may limit the Company’s ability to withstand competitive pressures and downturns in the travel business and the economy in general.

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

The Company could be exposed to significant liability or loss if its property or operations were to be affected by a natural catastrophe or other event, including aircraft accidents. If the Company is unable to obtain sufficient insurance (including but not limited to terrorism, aviation hull and liability, workers’ compensation and property and business interruption insurance) with acceptable terms or if the coverage obtained is insufficient relative to actual liability or losses that the Company experiences, whether due to insurance market conditions or otherwise, its results of operations and financial condition could be materially and adversely affected.

The Company’s results of operations fluctuate due to seasonality and other factors associated with the airline industry.

Due to greater demand for air travel during the spring and summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year, which are periods of lower travel demand. The Company’s results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal including, among others, the imposition of excise and similar taxes, extreme or severe weather, ATC congestion, geological events, natural disasters, changes in the competitive environment due to industry consolidation, general economic conditions and other factors. As a result, the Company’s quarterly operating results are not necessarily indicative of operating results for an entire year and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

The Company may never realize the full value of its intangible assets or its long-lived assets causing it to record impairments that may negatively affect its financial position and results of operations.

In accordance with applicable accounting standards, the Company is required to test its indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. In addition, the Company is required to test certain of its other assets for impairment if conditions indicate that an impairment may have occurred.

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

As of December 31, 2016, UAL reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $4.4 billion.

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

There is no assurance that the Company will not experience a future ownership change under Section 382 that may significantly limit or possibly eliminate its ability to use its NOL carryforwards. Potential future transactions involving the sale or issuance of UAL common stock, including the exercise of conversion options under the terms of any convertible debt that UAL may issue in the future, the repurchase of such debt with UAL common stock, any issuance of UAL common stock for cash, and the acquisition or disposition of such stock by a stockholder owning 5% or more of UAL common stock, or a combination of such transactions, may increase the possibility that the Company will experience a future ownership change under Section 382.

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

Our significant investments in airlines in other parts of the world and the commercial relationships that we have with those carriers may not produce the returns or results we expect.

An important part of our strategy to expand our global network includes making significant investments in airlines in other parts of the world and expanding our commercial relationships with these carriers. In 2015, we made a $100 million investment in Azul Linhas Aéreas Brasileiras S.A. (“Azul”) and enhanced our commercial arrangements with Azul. We expect to continue exploring similar non-controlling investments in, and entering into joint ventures, commercial agreements, loan transactions and strategic alliances with, other carriers as part of our global business strategy. These transactions and relationships (including our strategic partnership with, and investment in, Azul) involve significant challenges and risks, including that we may not realize a satisfactory return on our investment, that we may not receive repayment of invested funds, that they may distract management from our operations or that they may not generate the expected revenue synergies. These events could have a material adverse effect on our operating results or financial condition.

In addition, we are dependent on these other carriers for significant aspects of our network in the regions in which they operate. While we work closely with these carriers, we do not have control over their operations or business methods. We may be subject to consequences from any improper behavior of joint venture partners, including for failure to comply with anti-corruption laws such as the United States Foreign Corrupt Practices Act. Furthermore, our relationships with these carriers may be subject to the laws and regulations of non-U.S. jurisdictions in which these carriers are located or conduct business. Any political or regulatory change in these jurisdictions that negatively impact or prohibit our arrangements with these carriers could have an adverse effect on our results of operations or financial condition. To the extent that the operations of any of these carriers are disrupted over an extended period of time or their actions subject us to the consequences of failure to comply with laws and regulations, our results of operations may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Fleet

Including aircraft operated by United’s regional carriers, United’s fleet consisted of 1,231 aircraft as of December 31, 2016, the details of which are presented in the tables below:

Aircraft Type	Total	Owned	Leased		Seats in Standard Configuration	Average Age (In Years)
Mainline:
747-400	20	15	5		374	20.9
777-300ER	2	2	—		366	—
777-200ER	55	38	17		267-269	16.8
777-200	19	19	—		266-364	19.5
787-9	18	18	—		252	1.4
787-8	12	12	—		219	3.5
767-400ER	16	14	2		242	15.3
767-300ER	35	22	13		183-214	21.5
757-300	21	9	12		213	14.3
757-200	56	47	9		142-169	19.9
737-900ER	136	136	—		167-179	4.0
737-900	12	8	4		167-179	15.3
737-800	137	64	73		154-166	13.2
737-700	40	14	26		118-126	17.8
A320-200	97	57	40		150	18.5
A319-100	61	47	14		128	16.3

Total mainline	737	522	215			13.9

Aircraft Type	Capacity Purchase Agreement Total	Owned	Leased	Owned or Leased by Regional Carrier	Regional Carrier Operator and Number of Aircraft	Seats in Standard Configuration
Regional:
Embraer E175	118	30	—	88	SkyWest: 54 Mesa: 48 Republic: 16	76
Embraer 170	38	—	—	38	Republic: 34 Shuttle: 4	70
CRJ700	79	—	—	79	SkyWest: 34 GoJet: 25 Mesa: 20	70
CRJ200	50	—	29	21	SkyWest: 50	50
Embraer ERJ 145 (XR/LR/ER)	183	16	167	—	ExpressJet: 139 Trans States: 34 CommutAir: 10	50
Q300	5	—	—	5	CommutAir: 5	50
Embraer ERJ 135	5	—	5	—	ExpressJet: 5	37
Q200	16	—	—	16	CommutAir: 16	37

Total regional	494	46	201	247

Total	1,231	568	416	247

In addition to the aircraft presented in the tables above, United owns or leases the following aircraft listed below as of December 31, 2016:

•	One owned Boeing 767-200, which is being subleased to another airline;
•	Four Boeing 757-200s, which are owned and being held for disposition;
•	Ten leased Embraer ERJ 135s, which are permanently grounded; and
•	Three owned Embraer ERJ 145s, which are temporarily grounded.

Firm Order and Option Aircraft

As of December 31, 2016, United had firm commitments and options to purchase aircraft from Boeing, Embraer and Airbus presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737NG/737MAX	165
Boeing 777-300ER	12
Boeing 787-8/-9/-10	21
Embraer E175	24

(a) United also has options and purchase rights for additional aircraft.

In 2016, United announced a modification to its then-existing narrow body order book by converting its original order for 65 Boeing 737-700 aircraft into four 737-800s to be delivered in 2017 and 61 Boeing 737MAX aircraft with delivery dates to be determined.

The aircraft listed in the table above are scheduled for delivery from 2017 through 2027. In 2017, United expects to take delivery of four Boeing 737NG aircraft, three Boeing 787-9 aircraft, 12 Boeing 777-300ER aircraft, 24 Embraer aircraft and six used Airbus A319s. In addition, up to 14 additional used Airbus A319s may be delivered between 2018 and 2021, subject to certain conditions. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company’s future capital commitments could change. See Notes 11 and 15 to the financial statements included in Part II, Item 8 of this report for additional information.

Facilities

United’s principal facilities relate to leases of airport facilities, gates, hangar sites, terminal buildings and other facilities in the municipalities it serves. United has major terminal facility leases at SFO, Washington Dulles, Chicago O’Hare, LAX, Denver, Newark, Houston Bush, Hopkins International Airport and Guam with expiration dates ranging from 2018 to 2041. Substantially all of these facilities are leased on a net-rental basis, resulting in the Company’s responsibility for maintenance, insurance and other facility-related expenses and services.

United also maintains administrative offices, catering, cargo, training facilities, maintenance facilities and other facilities to support operations in the cities served. United also has multiple leases, which expire from 2017 through 2029 for its principal executive office and operations center in downtown Chicago, and certain administrative offices in downtown Houston.

ITEM 3.	LEGAL PROCEEDINGS.

On June 30, 2015, UAL received a Civil Investigative Demand (“CID”) from the Antitrust Division of the DOJ seeking documents and information from the Company in connection with a DOJ investigation related to statements and decisions about airline capacity. The Company is working with the DOJ and has completed its response to the CID. The Company is not able to predict what action, if any, might be taken in the future by the DOJ or other governmental authorities as a result of the investigation. Beginning on July 1, 2015, subsequent to the announcement of the CID, UAL and United were named as defendants in multiple class action lawsuits that asserted claims under the Sherman Antitrust Act, which have been consolidated in the United States District Court for the District of Columbia. The complaints generally allege collusion among U.S. airlines on capacity impacting airfares and seek treble damages. The Company intends to vigorously defend against the class action lawsuits.

On October 13, 2015, United received a CID from the Civil Division of the DOJ. The CID requested documents and oral testimony from United in connection with an industry-wide DOJ investigation related to delivery scan and other data purportedly required for payment for the carriage of mail under United’s International Commercial Air Contracts with the United States Postal Service. The Company has been responding to the DOJ’s request and cooperating in the investigation since that time. On November 8, 2016, the DOJ Criminal Division met with representatives from the Company and advised they are conducting an industry-wide investigation into the same matter. The Company is also cooperating with the government in this aspect of their investigation and on December 21, 2016 representatives from the Company met with both the Civil and Criminal Divisions to provide additional information. The Company cannot predict what action, if any, might be taken in the future by the DOJ or other governmental authorities as a result of these investigations.

As disclosed in the Company’s prior two Annual Reports on Form 10-K for fiscal years 2014 and 2015, the Company and certain of its current and former executive officers and employees received federal grand jury subpoenas requesting records and testimony related to certain individuals formerly associated with the Port Authority of New York and New Jersey and related operations of the Company. As announced on September 8, 2015, certain of the Company’s executives stepped down in connection with its related internal investigation. The Company cooperated with the investigation by the USAO in respect of the Port Authority matter and, as announced on July 14, 2016, the Company reached a resolution in the form of a Non-Prosecution Agreement with the USAO. As announced on December 2, 2016, the Company also resolved the previously disclosed related investigation by the SEC in respect of the Port Authority matter.

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

UAL’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “UAL.” The following table sets forth the ranges of high and low sales prices per share of UAL common stock during the last two fiscal years, as reported by the NYSE:

	UAL
	2016		2015
	High	Low	High	Low
1st quarter	$61.41	$42.17	$74.52	$62.37
2nd quarter	58.90	37.41	65.85	49.85
3rd quarter	54.53	37.64	62.21	49.20
4th quarter	76.80	51.34	61.87	49.76

Based on reports by the Company’s transfer agent for UAL common stock, as of February 13, 2017, there were 8,049 holders of record of UAL common stock.

UAL did not pay any dividends in 2016 or 2015. Under the restricted payment provisions of the Company’s Credit and Guaranty Agreement, dated as of March 27, 2013 (the “Credit Agreement”), and certain indentures, UAL’s ability to pay dividends on or repurchase UAL’s common stock is subject to limits on the amount of such payments and to certain conditions, including that no default or event of default exists under those instruments and that after giving effect to the making of any such payments, UAL would be in compliance with a minimum fixed charge coverage ratio. Any future determination regarding dividend or distribution payments will be at the discretion of the UAL Board of Directors, subject to the foregoing limits and applicable limitations under Delaware law.

United paid dividends of $2.6 billion and $1.2 billion to UAL in 2016 and 2015, respectively.

The following graph shows the cumulative total stockholder return for UAL’s common stock during the period from December 31, 2011 to December 31, 2016. The graph also shows the cumulative returns of the Standard and Poor’s (“S&P”) 500 Index and the NYSE Arca Airline Index (“AAI”) of 15 investor-owned airlines. The comparison assumes $100 was invested on December 31, 2011 in UAL common stock.

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

The following table presents repurchases of UAL common stock made in the fourth quarter of 2016:

Period	Total number of shares purchased (a)(b)	Average price paid per share (b)(c)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
October 1, 2016 through October 31, 2016	1,282,714	$54.19	1,282,714	$1,930
November 1, 2016 through November 30, 2016	1,368,204	62.96	1,368,204	1,844
December 1, 2016 through December 31, 2016	—	—	—	1,844

Total	2,650,918		2,650,918

(a) In 2016, UAL repurchased approximately 50 million shares of UAL common stock for $2.6 billion. In July 2016, UAL’s Board of Directors authorized a $2 billion share repurchase program to acquire UAL’s common stock. As of December 31, 2016, the Company had approximately $1.8 billion remaining to purchase shares under its share repurchase program. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws.

(b) The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock units. The United Continental Holdings, Inc. 2008 Incentive Compensation Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock units. However, this plan does not specify a maximum number of shares that may be withheld for this purpose. A total of 502 shares were withheld under this plan in the fourth quarter of 2016 at an average share price of $62.50. These shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

(c) Average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 6.	SELECTED FINANCIAL DATA.

UAL’s consolidated financial statements and statistical data are provided in the tables below:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data (in millions, except per share amounts):
Operating revenue	$36,556	$37,864	$38,901	$38,279	$37,152
Operating expense	32,218	32,698	36,528	37,030	37,113
Operating income	4,338	5,166	2,373	1,249	39
Net income (loss)	2,263	7,340	1,132	571	(723)
Basic earnings (loss) per share	6.86	19.52	3.05	1.64	(2.18)
Diluted earnings (loss) per share	6.85	19.47	2.93	1.53	(2.18)
Balance Sheet Data at December 31 (in millions):
Unrestricted cash, cash equivalents and short-term investments	$4,428	$5,196	$4,384	$5,121	$6,543
Total assets	40,140	40,861	36,595	36,021	36,963
Debt and capital lease obligations	11,705	11,759	11,947	12,293	13,043

	Year Ended December 31,

Mainline	2016	2015	2014	2013	2012
Passengers (thousands) (a)	101,007	96,327	91,475	91,329	93,595
Revenue passenger miles (“RPMs”) (millions) (b)	186,181	183,642	179,015	178,578	179,416
Available seat miles (“ASMs”) (millions) (c)	224,692	219,989	214,105	213,007	216,330
Cargo ton miles (millions)	2,805	2,614	2,487	2,213	2,460
Passenger load factor (d)	82.9%	83.5%	83.6%	83.8%	82.9%
Passenger revenue per available seat mile (“PRASM”) (cents)	11.31	11.97	12.51	12.20	11.93
Total revenue per available seat mile (cents)	13.50	14.19	14.81	14.51	13.92
Average yield per revenue passenger mile (“Yield”) (cents) (e)	13.65	14.34	14.96	14.56	14.38
Cost per available seat mile (“CASM”) (cents)	12.22	12.42	14.03	14.31	14.12
Average price per gallon of fuel, including fuel taxes	$1.49	$1.96	$2.98	$3.12	$3.27
Fuel gallons consumed (millions)	3,261	3,216	3,183	3,204	3,275
Average stage length (miles) (f)	1,859	1,922	1,958	1,934	1,895
Average daily utilization of each aircraft (hours) (g)	10:06	10:24	10:26	10:28	10:38
Consolidated
Passengers (thousands) (a)	143,177	140,369	138,029	139,209	140,441
RPMs (millions) (b)	210,309	208,611	205,559	205,167	205,485
ASMs (millions) (c)	253,590	250,003	246,021	245,354	248,860
Passenger load factor (d)	82.9%	83.4%	83.6%	83.6%	82.6%
PRASM (cents)	12.40	13.11	13.72	13.50	13.09
Total revenue per available seat mile (cents)	14.42	15.15	15.81	15.60	14.93
Yield (cents) (e)	14.96	15.72	16.42	16.14	15.86
CASM (cents)	12.70	13.08	14.85	15.09	14.91
Average price per gallon of fuel, including fuel taxes	$1.49	$1.94	$2.99	$3.13	$3.27
Fuel gallons consumed (millions)	3,904	3,886	3,905	3,947	4,016
Average stage length (miles) (f)	1,473	1,487	1,480	1,445	1,429

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

2016 Financial Highlights

•	2016 net income was $2.3 billion, or $6.85 diluted earnings per share.

•	United’s consolidated PRASM decreased 5.4% in 2016 compared to 2015.

•	Aircraft fuel cost decreased 23% year-over-year due mainly to lower fuel prices.

•	2016 CASM decreased 2.9% year-over-year on a consolidated capacity increase of 1.4%.

•

In 2016, UAL repurchased approximately 50 million shares of UAL common stock for $2.6 billion. As of December 31, 2016, the Company had approximately $1.8 billion remaining to purchase shares under its share repurchase program.

•

UAL ended the year with $5.8 billion in unrestricted liquidity, which consisted of unrestricted cash, cash equivalents, short-term investments and available capacity under the revolving credit facility of the Company’s Credit Agreement.

2016 Operational Highlights

•	Consolidated RPMs for 2016 increased 0.8% as compared to 2015, and consolidated ASMs increased 1.4% from the prior year, resulting in a consolidated load factor of 82.9% in 2016 versus 83.4% in 2015.

•	For 2016 and 2015, the Company recorded a DOT on-time arrival rate of 81.3% and 78.1%, respectively, and a system completion factor of 99.0% and 98.7%, respectively.

•

The Company took delivery of five new Boeing 787-9 Dreamliners, eight new Boeing 737-900ERs, seven new Boeing 737-800s, two new Boeing 777-300ERs and six used Airbus A319s. United exited from scheduled service four Boeing 757-200s, 16 Embraer ERJ 145s and two Boeing 747-400s. The Company took delivery of the first Boeing 777-300ER in the Company’s fleet, named the “New Spirit of United,” featuring the all-new United Polaris business class seat.

•	The Company introduced new products to its industry-leading existing portfolio of products such as United Polaris service and announced Basic Economy fares which will expand its customers’ options.

•	During 2016, the Company reached new agreements with every domestic unionized work group.

Outlook

Set forth below is a discussion of the principal matters that we believe could impact our financial and operating performance and cause our results of operations in future periods to differ materially from our historical operating results and/or from our anticipated results of operations described in the forward-looking statements in this report. See Part I, Item 1A., Risk Factors, of this report and the factors described under “Forward-Looking Information” below for additional discussion of these and other factors that could affect us.

The Company is committed to improving the efficiency and quality of all aspects of its business in 2017. In order to continue improving operational performance in 2017, our top focus will be on further improvements in completion factor, departure performance and baggage handling.

As outlined at our 2016 Investor Day presentation, the Company expects to drive significant incremental value by 2020 relative to 2015. United anticipates capturing this value through a variety of initiatives including a re-fleeting and upgauge program, additional customer choice through segmentation, improvements to the revenue management systems, ongoing sensible cost management, realizing our full network potential through improved schedule quality and enhancements to the MileagePlus program. In addition, the Company will continue to focus on improving reliability while increasing the efficiency of the operation.

Economic Conditions. The economic outlook for the aviation industry in 2017 is characterized by moderate U.S. and global economic growth. In such conditions, we expect a moderate increase in the demand for air travel. Continuing economic uncertainty, along with the strengthening U.S. dollar, is providing uncertainty in key Asian, South American and European markets, and continued political and socioeconomic tensions may result in diminished demand for air travel.

Capacity. In 2017, the Company expects consolidated ASMs to grow between 1% and 2% year-over-year.

Fuel. The Company’s average aircraft fuel price per gallon including related taxes was $1.49 in 2016 as compared to $1.94 in 2015. Since 2014, the price of jet fuel has declined and remains volatile. Based on projected fuel consumption in 2017, a one dollar change in the price of a barrel of crude oil would change the Company’s annual fuel expense by approximately $95 million.

Labor. As of December 31, 2016, United had approximately 80% of employees represented by unions. In 2016, United reached contract extensions with its pilots and dispatchers, amended collective bargaining agreements with its IAM represented employees, reached a five-year contract with the AFA covering all of its flight attendants and reached a six-year contract with the IBT covering its technicians and related employees. Additionally, the Company will be increasing pay for its pilots in order to align with a recently implemented contract of another airline. The costs associated with all these agreements is expected to add approximately $900 million of costs for full-year 2017. The Company cannot predict the outcome of future negotiations with its unionized employee groups. Increases in the pay and benefits resulting from new collective bargaining agreements could have a material financial impact on the Company.

Results of Operations

In this section, we compare results of operations for the year ended December 31, 2016 with results of operations for the year ended December 31, 2015, and results of operations for the year ended December 31, 2015 with results of operations for the year ended December 31, 2014.

2016 compared to 2015

Operating Revenue

The table below illustrates the year-over-year percentage change in the Company’s operating revenues for the years ended December 31 (in millions, except percentage changes):

	2016	2015	Increase (Decrease)	% Change
Passenger—Mainline	$25,414	$26,333	$(919)	(3.5)
Passenger—Regional	6,043	6,452	(409)	(6.3)

Total passenger revenue	31,457	32,785	(1,328)	(4.1)
Cargo	876	937	(61)	(6.5)
Other operating revenue	4,223	4,142	81	2.0

	$36,556	$37,864	$(1,308)	(3.5)

The table below presents the Company’s selected passenger revenue and selected operating data based on geographic region (regional flights consist primarily of domestic routes):

	Increase (decrease) in 2016 from 2015 (a):
	Domestic	Atlantic	Pacific	Latin	Total Mainline	Regional	Consolidated
Passenger revenue (in millions)	$(118)	$(512)	$(215)	$(74)	$(919)	$(409)	$(1,328)
Passenger revenue	(0.9)%	(8.6)%	(4.9)%	(2.7)%	(3.5)%	(6.3)%	(4.1)%
Average fare per passenger	(6.6)%	(5.2)%	(5.6)%	(8.0)%	(8.0)%	(2.2)%	(5.9)%
Yield	(3.2)%	(4.6)%	(7.4)%	(7.8)%	(4.8)%	(3.1)%	(4.8)%
PRASM	(3.8)%	(8.4)%	(6.7)%	(5.5)%	(5.5)%	(2.7)%	(5.4)%
Passengers	6.1%	(3.7)%	0.7%	5.8%	4.9%	(4.3)%	2.0%
RPMs (traffic)	2.3%	(4.3)%	2.7%	5.5%	1.4%	(3.4)%	0.8%
ASMs (capacity)	3.1%	(0.2)%	2.0%	2.8%	2.1%	(3.7)%	1.4%
Passenger load factor (points)	(0.6)	(3.3)	0.6	2.2	(0.6)	0.3	(0.5)

(a) See Part II, Item 6 of this report for the definition of these statistics.

Consolidated passenger revenue decreased $1.3 billion, or 4.1%, in 2016 as compared to 2015. Consolidated PRASM decreased 5.4% in 2016 as compared to 2015. The decline in PRASM was driven by factors including a competitive domestic fare environment, lower surcharges, a strong U.S. dollar and reductions from energy-related corporate travel.

Cargo revenue decreased $61 million, or 6.5%, in 2016 as compared to 2015 due to lower freight yields and lower mail volumes year-over-year, partially offset by an increase in freight volumes. Freight yields were negatively impacted as air freighter competitors increased capacity in response to lower fuel prices. Another contributing factor to the year-over-year decrease was a U.S. West Coast port labor dispute that resulted in an increase in air freight results in the first quarter of 2015. The labor dispute was resolved during the first quarter of 2015.

Operating Expense

The table below includes data related to the Company’s operating expense for the year ended December 31 (in millions, except percentage changes):

	2016	2015	Increase (Decrease)	% Change
Salaries and related costs	$10,275	$9,713	$562	5.8
Aircraft fuel	5,813	7,522	(1,709)	(22.7)
Regional capacity purchase	2,197	2,290	(93)	(4.1)
Landing fees and other rent	2,165	2,203	(38)	(1.7)
Depreciation and amortization	1,977	1,819	158	8.7
Aircraft maintenance materials and outside repairs	1,749	1,651	98	5.9
Distribution expenses	1,303	1,342	(39)	(2.9)
Aircraft rent	680	754	(74)	(9.8)
Special charges	638	326	312	NM
Other operating expenses	5,421	5,078	343	6.8

	$32,218	$32,698	$(480)	(1.5)

Salaries and related costs increased $562 million, or 5.8%, in 2016 as compared to 2015 primarily due to higher pay rates and benefit expenses driven by new and extended collective bargaining agreements, an increase in employee incentive expenses due to improvements in operational performance and a 2.2% increase in average full-time equivalent employees, partially offset by a reduction in profit sharing expense in 2016 as compared to 2015, a reduction in medical and dental costs and the results of certain costs savings initiatives in 2016.

The decrease in aircraft fuel expense was primarily attributable to decreased fuel prices and a reduction in fuel hedge losses, partially offset by the impact of a 1.4% increase in capacity. 2016 fuel expense includes the benefit of a $20 million fuel tax refund. The table below presents the significant changes in aircraft fuel cost per gallon for the year ended December 31 (in millions, except percentage changes):

	(In millions)		% Change	Average price per gallon
	2016	2015		2016	2015	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$5,596	$6,918	(19.1)	$1.43	$1.78	(19.7)
Hedge losses reported in fuel expense	(217)	(604)	NM	(0.06)	(0.16)	NM

Fuel expense	5,813	7,522	(22.7)	1.49	1.94	(23.2)
Total fuel consumption (gallons)	3,904	3,886	0.5

Depreciation and amortization increased $158 million, or 8.7%, in 2016 as compared to 2015 primarily due to additions of new aircraft, conversions of operating leases to capital leases, aircraft improvements, accelerated depreciation of certain assets related to several fleet types and increases in information technology assets.

Aircraft maintenance materials and outside repairs increased $98 million, or 5.9%, in 2016 as compared to 2015 primarily due to a year-over-year increase in airframe maintenance visits as a result of the cyclical timing of these visits and volume-driven increases in component costs, partially offset by a reduction in costs due to the timing of maintenance on certain engines.

Aircraft rent decreased $74 million, or 9.8%, in 2016 as compared to 2015 primarily due to lease expirations, the purchase or capital lease conversion of several operating leased aircraft and lower lease renewal rates for certain aircraft.

The table below presents special charges incurred by the Company during the years ended December 31 (in millions):

	2016	2015
Impairment of assets	$412	$79
Cleveland airport lease restructuring	74	—
Labor agreement costs	64	18
Severance and benefit costs	37	107
(Gains) losses on sale of assets and other special charges	51	122

Total special charges	$638	$326

See Note 16 to the financial statements included in Part II, Item 8 of this report for additional information.

Other operating expenses increased $343 million, or 6.8%, in 2016 as compared to 2015 primarily due to increases in ground handling costs, food and technology costs associated with the Company’s enhanced customer experience initiatives, rate-driven increases in hotel expenses for crews, increases in marketing expenses related to the 2016 Summer Olympics and volume-driven increases in cargo costs.

Nonoperating Income (Expense)

The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) (in millions, except percentage changes):

	2016	2015	Increase (Decrease)	% Change
Interest expense	$(614)	$(669)	$(55)	(8.2)
Interest capitalized	72	49	23	46.9
Interest income	42	25	17	68.0
Miscellaneous, net	(19)	(352)	(333)	(94.6)

Total	$(519)	$(947)	$(428)	(45.2)

The decrease in interest expense of $55 million, or 8.2%, in 2016 as compared to 2015 was primarily due to the prepayment of certain debt issuances in 2015 and declining balances of other debt, partially offset by interest expense on debt issued for the acquisition of new aircraft, the conversion of certain operating leases to capital leases and certain constructed airport assets accounted for as capital leases.

In 2015, Miscellaneous, net included losses of $80 million from fuel derivatives not qualifying for hedge accounting. Foreign currency losses were approximately $43 million and $129 million in 2016 and 2015, respectively. Foreign currency results included $8 million and $61 million of foreign exchange losses for 2016 and 2015, respectively, related to the Company’s cash holdings in Venezuela. Miscellaneous, net for 2015 also includes a $134 million special charge related to the write-off of unamortized non-cash debt discounts for the early redemption of the 6% Notes due 2026 (the “2026 Notes”) and the 6% Notes due 2028 (the “2028 Notes”).

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

Operating Expense

The table below includes data related to the Company’s operating expense for the year ended December 31 (in millions, except percentage changes):

	2015	2014	Increase (Decrease)	% Change
Salaries and related costs	$9,713	$8,935	$778	8.7
Aircraft fuel	7,522	11,675	(4,153)	(35.6)
Regional capacity purchase	2,290	2,344	(54)	(2.3)
Landing fees and other rent	2,203	2,274	(71)	(3.1)
Depreciation and amortization	1,819	1,679	140	8.3
Aircraft maintenance materials and outside repairs	1,651	1,779	(128)	(7.2)
Distribution expenses	1,342	1,373	(31)	(2.3)
Aircraft rent	754	883	(129)	(14.6)
Special charges	326	443	(117)	NM
Other operating expenses	5,078	5,143	(65)	(1.3)

	$32,698	$36,528	$(3,830)	(10.5)

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

The table below presents special charges incurred by the Company during the years ended December 31 (in millions):

	2015	2014
Severance and benefit costs	$107	$199
Impairment of assets	79	49
Labor agreement costs	18	—
(Gains) losses on sale of assets and other miscellaneous (gains) losses, net	122	195

Total special charges	$326	$443

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

Miscellaneous, net included losses of $80 million and $462 million from fuel derivatives not qualifying for hedge accounting in 2015 and 2014, respectively. Foreign currency losses were approximately $129 million and $41 million in 2015 and 2014, respectively. Foreign currency results included $61 million and $10 million of foreign exchange losses for 2015 and 2014, respectively, related to the Company’s cash holdings in Venezuela. Miscellaneous, net for 2015 includes a $134 million special charge related to the write-off of unamortized non-cash debt discounts for the early redemption of the 2026 Notes and the 2028 Notes. 2014 Miscellaneous, net includes a $64 million debt extinguishment charge related to the retirement of the $248 million 6% Convertible Junior Subordinated Debentures due 2030.

Liquidity and Capital Resources

As of December 31, 2016, the Company had $4.4 billion in unrestricted cash, cash equivalents and short-term investments, a decrease of $0.8 billion from December 31, 2015. The Company had its entire commitment capacity of $1.35 billion under the Credit Agreement available for letters of credit or borrowings as of December 31, 2016. As of December 31, 2016, the Company had $124 million of restricted cash and cash equivalents, which is primarily collateral for letters of credit and estimated future workers’ compensation claims. We may be required to post significant additional cash collateral to provide security for obligations. Restricted cash and cash equivalents at December 31, 2015 totaled $206 million.

We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations. At December 31, 2016, the Company had approximately $11.7 billion of debt and capital lease obligations, including $1.0 billion that are due within the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. As of December 31, 2016, our current liabilities exceeded our current assets by approximately $5.0 billion. However, approximately $5.9 billion of our current liabilities are related to our advance ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations. The Company made principal payments of debt and capital lease obligations totaling $1.4 billion in 2016.

The Company will continue to evaluate opportunities to prepay its debt, including open market repurchases, to reduce its indebtedness and related interest.

For 2017, the Company expects between $4.2 billion and $4.4 billion of gross capital expenditures. See Notes 11 and 15 to the financial statements included in Part II, Item 8 of this report for additional information on commitments.

As of December 31, 2016, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines. See Note 11 to the financial statements included in Part II, Item 8 of this report for additional information on assets provided as collateral by the Company.

The following is a discussion of the Company’s sources and uses of cash from 2014 through 2016.

Cash Flows from Operating Activities

2016 compared to 2015

Cash flow provided by operations for the year ended December 31, 2016 was $5.5 billion compared to $6.0 billion in the same period in 2015. Working capital changes reduced cash flow from operations by $0.5 billion year-over-year in 2016 as compared to 2015. The following were significant working capital items in 2016:

•	Frequent flyer and advance purchase of miles decreased $0.6 billion due to increased utilization of pre-purchased miles.

•	Other assets, including spare parts, increased by $0.3 billion as part of the Company’s efforts to improve fleet reliability.

•	Accounts payable increased $0.2 billion, driven by the timing of payments.

2015 compared to 2014

Cash flow provided by operations for the year ended December 31, 2015 was $6.0 billion compared to $2.6 billion in the same period in 2014. The $3.4 billion increase is primarily attributable to an increase of $3.1 billion in income before income taxes and a $0.4 billion increase in non-cash items for the year ended December 31, 2015 as compared to the same period in 2014. Working capital changes reduced cash flow from operations by $0.1 billion year-over-year in 2015 as compared to 2014. The following were significant working capital items in 2015:

•	Cash flow increased by $0.2 billion from the return of hedge collateral net of the impact of changes in fuel derivative positions.

•	Other liabilities, including accrued wages, decreased $0.2 billion, which included $0.8 billion in pension contributions offset by $0.7 billion in profit sharing accruals.

•	Frequent flyer deferred revenue and advanced purchase of miles decreased $0.2 billion.

Cash Flows from Investing Activities

2016 compared to 2015

The Company’s capital expenditures were $3.2 billion and $2.7 billion in 2016 and 2015, respectively. The Company’s capital expenditures for both years were primarily attributable to the purchase of aircraft, facility and fleet-related costs and the purchase of information technology assets.

2015 compared to 2014

The Company’s capital expenditures were $2.7 billion and $2.0 billion in 2015 and 2014, respectively. The Company’s capital expenditures for both years were primarily attributable to the purchase of aircraft, facility and fleet-related costs. In 2015, the Company announced a strategic partnership with Azul. Through a wholly-owned subsidiary, the Company invested $100 million for an economic stake of approximately five percent in Azul, Brazil’s largest carrier by cities served, which provides a range of customer benefits including codesharing of flights, joint loyalty program participation and expanded connection opportunities on routes between the U.S. and Brazil, a key market for United, in addition to other points in North and South America.

Cash Flows from Financing Activities

Significant financing events in 2016 were as follows:

Share Repurchases

The Company used $2.6 billion of cash to purchase 50 million shares of its common stock during 2016 under its share repurchase programs. As of December 31, 2016, the Company has $1.8 billion remaining to spend under its share repurchase program.

Debt Issuances

In 2016, United completed two enhanced equipment trust certificate (“EETC”) offerings for a total principal amount of $2.0 billion. Of the $2.0 billion, United received and recorded $708 million of proceeds as debt as of December 31, 2016 to finance the purchase of 17 aircraft. United expects to receive all proceeds from the pass-through trusts by the end of the second quarter of 2017.

In 2016, United borrowed approximately $369 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2016.

Debt and Capital Lease Principal Payments

During the year ended December 31, 2016, the Company made debt and capital lease principal payments of $1.4 billion.

Significant financing events in 2015 were as follows:

Share Repurchases

The Company used $1.2 billion of cash to purchase 21 million shares of its common stock during 2015 under its share repurchase programs.

Debt Issuances

During 2015, United issued $1.4 billion of debt related to EETC offerings to finance aircraft.

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

Debt Issuances

During 2014, United issued $1.8 billion of debt related to EETC offerings to finance aircraft.

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

Financing Activities Not Affecting Cash

UAL amended its revolving credit facility under the Credit Agreement, increasing the capacity from $1.0 billion to $1.35 billion and establishing the maturity date for $1.315 billion in lender commitments as January 2, 2019.

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

Other significant financing event was as follows:

Debt Issuance

In January 2017, United issued $300 million aggregate principal amount of 5% Senior Notes due February 1, 2024. See Note 11 to the financial statements included in Part II, Item 8 of this report for additional information.

Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	BB-	Ba2	BB
United	BB-	*	BB
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

The table below provides a summary of the Company’s material contractual obligations as of December 31, 2016 (in billions):

	2017	2018	2019	2020	2021	After 2021	Total
Long-term debt (a)	$0.8	$1.4	$1.9	$1.0	$1.2	$4.6	$10.9
Capital lease obligations—principal portion	0.1	0.1	0.1	—	—	0.6	0.9

Total debt and capital lease obligations	0.9	1.5	2.0	1.0	1.2	5.2	11.8
Interest on debt and capital lease obligations (b)	0.5	0.5	0.4	0.3	0.3	0.9	2.9
Aircraft operating lease obligations	1.3	1.1	0.9	0.7	0.5	2.0	6.5
Regional CPAs (c)	1.9	1.9	1.3	1.0	1.0	4.3	11.4
Other operating lease obligations	1.2	1.1	1.0	1.1	0.9	6.7	12.0
Postretirement obligations (d)	0.1	0.1	0.1	0.1	0.1	0.7	1.2
Pension obligations (e)	—	—	—	0.4	0.3	1.1	1.8
Capital purchase obligations (f)	4.5	3.2	3.1	2.5	2.2	7.8	23.3

Total contractual obligations	$10.4	$9.4	$8.8	$7.1	$6.5	$28.7	$70.9

(a)	Long-term debt presented in the Company’s financial statements is net of $124 million of debt discount, premiums and debt issuance costs which are being amortized over the debt terms. Contractual payments are not net of the debt discount, premiums and debt issuance costs.
(b)	Includes interest portion of capital lease obligations of $67 million in 2017, $57 million in 2018, $50 million in 2019, $47 million in 2020, $44 million in 2021 and $339 million thereafter. Future interest payments on variable rate debt are estimated using estimated future variable rates based on a yield curve.

(c)	Represents our estimates of future minimum noncancelable commitments under our CPAs and does not include the portion of the underlying obligations for aircraft and facility rent that is disclosed as part of aircraft and nonaircraft operating leases. Amounts also exclude a portion of United’s capital lease obligation recorded for certain of its CPAs. See Note 13 to the financial statements included in Part II, Item 8 of this report for the significant assumptions used to estimate the payments.
(d)	Amounts represent postretirement benefit payments, net of subsidy receipts, through 2026. Benefit payments approximate plan contributions as plans are substantially unfunded.
(e)	Represents estimate of the minimum funding requirements as determined by government regulations for United’s material pension plans. Amounts are subject to change based on numerous assumptions, including the performance of assets in the plan and bond rates. See Critical Accounting Policies, below, for a discussion of our current year assumptions regarding United’s pension plans.
(f)	Represents contractual commitments for firm order aircraft, spare engines and other capital purchase commitments. See Note 15 to the financial statements included in Part II, Item 8 of this report for a discussion of our purchase commitments.

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

As of December 31, 2016, United had cash collateralized $72 million of letters of credit. United also had $383 million of surety bonds securing various obligations at December 31, 2016. Most of the letters of credit have evergreen clauses and are expected to be renewed on an annual basis and the surety bonds have expiration dates through 2021.

As of December 31, 2016, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with a majority of these obligations are accounted for as operating leases. The leasing arrangements associated with a portion of these obligations are accounted for as capital leases. The annual lease payments for those obligations accounted for as operating leases are included in the operating lease payments in the contractual obligations table above.

As of December 31, 2016, United is the guarantor of $168 million of aircraft mortgage debt issued by one of United’s regional carriers. The aircraft mortgage debt is subject to increased cost provisions and the Company would potentially be responsible for those costs under the guarantees. The increased cost provisions in the $168 million of aircraft mortgage debt are similar to those in certain of the Company’s debt agreements. See Note 15 to the financial statements included in Part II, Item 8 of this report for additional information on increased cost provisions related to the Company’s debt.

EETCs. In June 2016 and September 2016, United completed two separate EETC offerings for a total principal amount of $2.0 billion. United has received and recorded $708 million of the proceeds from these offerings as debt as of December 31, 2016. See Notes 11 and 14 to the financial statements included in Part II, Item 8 of this report for additional information on EETC pass-through trusts and variable interest entity consideration.

Increased Cost Provisions. See Note 15 to the financial statements included in Part II, Item 8 of this report for additional information on increased cost provisions related to the Company’s debt.

Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2016, approximately $1.5 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2016, the Company’s contingent exposure was approximately $234 million principal amount of such bonds based on its recent consortia participation. The Company’s contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2017 to 2049. The Company did not record a liability at the time these indirect guarantees were made. See Note 15 to the financial statements included in Part II, Item 8 of this report for additional information related to the Company’s fuel consortia.

Critical Accounting Policies

Critical accounting policies are defined as those that are affected by significant judgments and uncertainties which potentially could result in materially different accounting under different assumptions and conditions. The Company has prepared the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates under different assumptions or conditions. The Company has identified the following critical accounting policies that impact the preparation of the financial statements.

Revenue Recognition. The Company records passenger ticket sales and tickets sold by other airlines for use on United as passenger revenue when the transportation is provided or upon estimated breakage. The value of unused passenger tickets is included in current liabilities as Advance ticket sales. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate. When necessary, the Company records a reserve against its interline billings and payables if historical experience indicates that these amounts are different. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date.

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

The Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Accounting Standards Codification. The Company currently plans to use the full-retrospective approach in adopting this standard on January 1, 2018. Under the new standard, certain airline ancillary fees directly related to passenger revenue tickets, such as ticket change fees and baggage fees, are likely to no longer be considered distinct performance obligations separate from the passenger travel component. In addition, the ticket change fees which were previously recognized when received and booking fees when paid, will likely be recognized when transportation is provided. The Company has previously recorded ancillary fees and change fees in other operating revenue but will record these in passenger revenue under the new standard. The Company is evaluating other possible impacts from the new standard on its consolidated financial statements.

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

When frequent flyers earn miles for flights, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale representing the value of the related miles as a multiple-deliverable revenue arrangement. The Company determines the estimated selling price of air transportation and miles as if each element is sold on a separate basis. The total consideration from each ticket sale is then allocated to each of these elements, individually, on a pro rata basis. The miles are recorded in Frequent flyer deferred revenue on the Company’s consolidated balance sheet and recognized into revenue when the transportation is provided.

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

United has a significant contract to sell MileagePlus miles to its co-branded credit card partner, Chase. United identified the following significant revenue elements in its Second Amended and Restated Co-Branded Card Marketing Services Agreement (the “Co-Brand Agreement”): the air transportation element represented by the value of the mile (generally resulting from its redemption for future air transportation and whose fair value is described above); use of the United brand and access to MileagePlus member lists; advertising; and other travel related benefits.

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

The following table summarizes information related to the Company’s Frequent flyer deferred revenue liability:

Frequent flyer deferred revenue at December 31, 2016 (in millions)	$4,883
% of miles earned expected to expire	16%
Impact of 1% change in outstanding miles or weighted average ticket value on deferred revenue (in millions)	$54

Long-Lived Assets. The net book value of operating property and equipment for the Company was $23 billion and $22 billion at December 31, 2016 and 2015, respectively. The assets’ recorded value is impacted by a number of accounting policy elections, including the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.

The Company records assets acquired, including aircraft, at acquisition cost. Depreciable life is determined through economic analysis, such as reviewing existing fleet plans, obtaining appraisals and comparing estimated lives to other airlines that operate similar fleets. As aircraft technology has improved, useful life has increased and the Company has generally estimated the lives of those aircraft to be 30 years. Residual values are estimated based on historical experience with regard to the sale of both aircraft and spare parts and are established in conjunction with the estimated useful lives of the related fleets. Residual values are based on when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life. Both depreciable lives and residual values are revised periodically as facts and circumstances arise to recognize changes in the Company’s fleet plan and other relevant information. A one-year increase in the average depreciable life of the Company’s flight equipment would reduce annual depreciation expense on flight equipment by approximately $57 million.

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

In 2016, the Company determined that the FAA’s action impaired the entire value of its Newark slots because the slots no longer were the mechanism that governed take-off and landing rights, and the Company recorded a special charge to write off the intangible asset. See Notes 16 to the financial statements included in Part II, Item 8 of this report for additional information.

Defined Benefit Plan Accounting. We sponsor defined benefit pension plans for eligible employees and retirees. The most critical assumptions impacting our defined benefit pension plan obligations and expenses are the weighted average discount rate and the expected long-term rate of return on the plan assets.

United’s pension plans’ under-funded status was $1.9 billion at December 31, 2016. Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. In 2017, we anticipate contributing at least $400 million to our pension plans. The fair value of the plans’ assets was $3.4 billion at December 31, 2016.

When calculating pension expense for 2017, the Company assumed that its plans’ assets would generate a long-term rate of return of approximately 7.0%. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return reflects the active management of our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Plan fiduciaries regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate.

The defined benefit pension plans’ assets consist of return generating investments and risk mitigating investments which are held through direct ownership or through interests in common collective trusts. Return generating investments include primarily equity securities, fixed-income securities and alternative investments (e.g. private equity and hedge funds). Risk mitigating investments include primarily U.S. government and investment grade corporate fixed-income securities. The allocation of assets was as follows at December 31, 2016:

	Percent of Total	Expected Long-Term Rate of Return
Equity securities	35%	9.5%
Fixed-income securities	39	5.0
Alternatives	17	7.3
Other	9	7.0

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points (from 7.0% to 6.5%) would increase estimated 2017 pension expense by approximately $17 million. Future pension obligations for United’s plans were discounted using a weighted average rate of 4.18% at December 31, 2016. The Company selected the discount rate for substantially all of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2016 that would provide the necessary cash flows to match the projected benefit payments. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 50 basis points (from 4.18% to 3.68%) would increase the pension liability at December 31, 2016 by approximately $575 million and increase the estimated 2017 pension expense by approximately $73 million. Future changes in plan asset returns, plan provisions, assumed discount rates, pension funding law and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under the applicable accounting standards for defined benefit pension plans, those gains and losses are not required to be recognized currently as pension benefit expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees. All gains and losses in accumulated other comprehensive income are amortized to expense over the remaining years of service of the covered active employees. At December 31, 2016 and 2015, the Company had unrecognized actuarial losses for pension benefit plans of $1.5 billion and $844 million, respectively, recorded in accumulated other comprehensive income.

Other Postretirement Benefit Plan Accounting. United’s postretirement plan provides certain health care benefits, primarily in the United States, to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees reflected as “Other Benefits.” United also has retiree medical programs that permit retirees who meet certain age and service requirements to continue medical coverage between retirement and Medicare eligibility. Eligible employees are required to pay a portion of the costs of their retiree medical benefits, which in some cases may be offset by accumulated unused sick time at the time of their retirement. Plan benefits are subject to co-payments, deductibles and other limits as described in the plans.

The Company accounts for other postretirement benefits by recognizing the difference between plan assets and obligations, or the plan’s funded status, in its financial statements. Other postretirement benefit expense is recognized on an accrual basis over employees’ approximate service periods and is generally calculated independently of funding decisions or requirements. United has not been required to pre-fund its plan obligations, which has resulted in a significant net obligation, as discussed below. The Company’s benefit obligation was $1.7 billion and $2.0 billion for the other postretirement benefit plans at December 31, 2016 and 2015, respectively.

The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the health care cost trend rate. The Company determines the appropriate discount rate for each of the plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The Company’s weighted average discount rate to determine its benefit obligations as of December 31, 2016 was 4.07%, as compared to 4.49% for December 31, 2015. The health care cost trend rate assumed for 2016 was 6.75%, declining to 5.0% in 2023, as compared to assumed trend rate for 2017 of 6.50%, declining to 5.0% in 2023. A 1% increase in assumed health care trend rates would increase the Company’s total service and interest cost for the year ended December 31, 2016 by $13 million; whereas, a 1% decrease in assumed health care trend rates would decrease the Company’s total service and interest cost for the year ended December 31, 2016 by $11 million. A one percentage point decrease in the weighted average discount rate would increase the Company’s postretirement benefit liability by approximately $181 million and increase the estimated 2016 benefits expense by approximately $11 million.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions and prior service credits result from a retroactive reduction in benefits due under the plans. Under the applicable accounting standards for postretirement welfare benefit plans, actuarial gains and losses and prior service credits are not required to be recognized currently, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees or the average life expectancy of inactive participants. At December 31, 2016 and 2015, the Company had unrecognized actuarial gains for postretirement welfare benefit plans of $384 million and $236 million, respectively, recorded in accumulated other comprehensive income.

Income Taxes. The Company has a net deferred tax asset totaling $655 million as of December 31, 2016, including $1.6 billion of federal and state NOL carryforwards and $108 million of alternative minimum tax credit carryforwards, net of a $8 million valuation allowance, which do not expire. The federal NOL carryforwards will expire beginning in 2026 if unused. In addition, the majority of tax benefits of the state net operating losses of $56 million, net of a $36 million valuation allowance, will expire over a five to 20-year period. At the end of 2016, the Company maintained a valuation allowance of $68 million against certain state and local NOLs and credit carryforwards which will expire unused due to limited carryforward periods.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. The Company establishes valuation allowances if it is not likely it will realize its deferred income tax assets. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, the Company’s historical financial results and tax planning strategies. In evaluating the likelihood of utilizing the Company’s net deferred income tax assets, the significant factors that the Company considers include (1) the Company’s recent history and forecasted profitability; (2) growth in the U.S. and global economies; and (3) future impact of taxable temporary differences. During 2015, after considering all positive and negative evidence and the four sources of taxable income, the Company concluded that its deferred income tax assets were more likely than not to be realized. Therefore, the Company released almost all of its valuation allowance in 2015, resulting in a $3.1 billion benefit in its provision for income taxes.

Forward-Looking Information

Certain statements throughout Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report are forward-looking and thus reflect the Company’s current expectations and beliefs with respect to certain current and future events and anticipated financial and operating performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to the Company’s operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as “expects,” “will,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “goals” and similar expressions are intended to identify forward-looking statements.

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

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our various financing arrangements; the costs and availability of financing; our ability to maintain adequate liquidity; our ability to execute our operational plans and revenue-generating initiatives, including optimizing our revenue; our ability to control our costs, including realizing benefits from our resource optimization efforts, cost reduction initiatives and fleet replacement programs; costs associated with any modification or termination of our aircraft orders; our ability to utilize our net operating losses; our ability to attract and retain customers; demand for transportation in the markets in which we operate; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic and political conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); economic and political instability and other risks of doing business globally; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the effects of any technology failures or cybersecurity breaches; disruptions to our regional network; the costs and availability of aviation and other insurance; industry consolidation or changes in airline alliances; the success of our investments in airlines in other parts of the world; competitive pressures on pricing and on demand; our capacity decisions and the capacity decisions of our competitors; U.S. or foreign governmental legislation, regulation and other actions (including Open Skies agreements and environmental regulations); the impact of regulatory, investigative and legal proceedings and legal compliance risks; the impact of any management changes; labor costs; our ability to maintain satisfactory labor relations and the results of any collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.

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

	2016	2015
Variable rate debt
Carrying value of variable rate debt at December 31	$2,582	$2,345
Impact of 100 basis point increase on projected interest expense for the following year	25	23
Fixed rate debt
Carrying value of fixed rate debt at December 31	8,185	8,552
Fair value of fixed rate debt at December 31	8,469	9,022
Impact of 100 basis point increase in market rates on fair value	(340)	(369)

A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their average

2016 levels, a 100 basis point increase in interest rates would result in a corresponding increase in the Company’s interest income of approximately $47 million during 2017.

Commodity Price Risk (Aircraft Fuel). The price level of aircraft fuel can significantly affect the Company’s operations, results of operations, financial position and liquidity. Since 2014, the price of jet fuel has declined but remains volatile.

Our operational and financial results can be significantly impacted by changes in the price and availability of aircraft fuel. To provide adequate supplies of fuel, the Company routinely enters into purchase contracts that are customarily indexed to market prices for aircraft fuel, and the Company generally has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations. The price of aircraft fuel has fluctuated substantially in the past several years and in order to lower its exposure to unpredictable increases in the market prices of aircraft fuel, the Company has historically hedged a portion of its planned fuel requirements. As of December 31, 2016, the Company did not have any outstanding fuel hedging contracts. The Company’s current strategy is to not enter into transactions to hedge its fuel consumption, although the Company regularly reviews its policy based on market conditions and other factors. The Company’s 2017 forecasted fuel consumption is presently approximately four billion gallons, and based on this forecast, a one dollar change in the price of a barrel of crude oil would change the Company’s annual fuel expense by approximately $95 million.

Foreign Currency. The Company generates revenues and incurs expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company’s more significant foreign currency exposures include the Canadian dollar, Chinese renminbi, European euro, British pound and Japanese yen. The Company’s current strategy is to not enter into transactions to hedge its foreign currency sales, although the Company regularly reviews its policy based on market conditions and other factors. As of December 31, 2016, the Company did not have any foreign currency derivative contracts outstanding. The last of the Company’s foreign currency derivatives expired in December 2016.

The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2016 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in pre-tax income of approximately $239 million for the year ending December 31, 2017. This sensitivity analysis was prepared based upon projected 2017 foreign currency-denominated revenues and expenses as of December 31, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

United Continental Holdings, Inc.

We have audited the accompanying consolidated balance sheets of United Continental Holdings, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

United Airlines, Inc.

We have audited the accompanying consolidated balance sheets of United Airlines, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and stockholder’s equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

February 23, 2017

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Operating revenue:
Passenger—Mainline	$25,414	$26,333	$26,785
Passenger—Regional	6,043	6,452	6,977

Total passenger revenue	31,457	32,785	33,762
Cargo	876	937	938
Other operating revenue	4,223	4,142	4,201

	36,556	37,864	38,901

Operating expense:
Salaries and related costs	10,275	9,713	8,935
Aircraft fuel	5,813	7,522	11,675
Regional capacity purchase	2,197	2,290	2,344
Landing fees and other rent	2,165	2,203	2,274
Depreciation and amortization	1,977	1,819	1,679
Aircraft maintenance materials and outside repairs	1,749	1,651	1,779
Distribution expenses	1,303	1,342	1,373
Aircraft rent	680	754	883
Special charges (Note 16)	638	326	443
Other operating expenses	5,421	5,078	5,143

	32,218	32,698	36,528

Operating income	4,338	5,166	2,373

Nonoperating income (expense):
Interest expense	(614)	(669)	(735)
Interest capitalized	72	49	52
Interest income	42	25	22
Miscellaneous, net (Note 16)	(19)	(352)	(584)

	(519)	(947)	(1,245)

Income before income taxes	3,819	4,219	1,128
Income tax expense (benefit)	1,556	(3,121)	(4)

Net income	$2,263	$7,340	$1,132

Earnings per share, basic	$6.86	$19.52	$3.05

Earnings per share, diluted	$6.85	$19.47	$2.93

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$2,263	$7,340	$1,132

Other comprehensive income (loss), net change related to:
Employee benefit plans, net of taxes	(313)	70	(1,171)
Fuel derivative financial instruments, net of taxes	316	182	(510)
Investments and other, net of taxes	(1)	(4)	(6)

	2	248	(1,687)

Total comprehensive income (loss), net	$2,265	$7,588	$(555)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,

ASSETS	2016	2015
Current assets:
Cash and cash equivalents	$2,179	$3,006
Short-term investments	2,249	2,190
Receivables, less allowance for doubtful accounts (2016—$10; 2015—$18)	1,176	1,128
Fuel hedge collateral deposits	—	26
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2016—$295; 2015—$235)	873	738
Prepaid expenses and other	832	740

	7,309	7,828

Operating property and equipment:
Owned—
Flight equipment	25,873	23,728
Other property and equipment	5,652	4,542

	31,525	28,270
Less—Accumulated depreciation and amortization	(9,975)	(8,339)

	21,550	19,931

Purchase deposits for flight equipment	1,059	788

Capital leases—
Flight equipment	1,319	1,527
Other property and equipment	331	332

	1,650	1,859
Less—Accumulated amortization	(941)	(998)

	709	861

	23,318	21,580

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2016—$1,234; 2015—$1,144)	3,632	4,136
Deferred income taxes	655	2,037
Restricted cash	124	204
Other, net	579	553

	9,513	11,453

	$40,140	$40,861

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2016	2015
Current liabilities:
Advance ticket sales	$3,730	$3,753
Frequent flyer deferred revenue	2,135	2,117
Accounts payable	2,139	1,869
Accrued salaries and benefits	2,307	2,350
Current maturities of long-term debt	849	1,224
Current maturities of capital leases	116	135
Fuel derivative instruments	—	124
Other	1,010	842

	12,286	12,414

Long-term debt	9,918	9,673
Long-term obligations under capital leases	822	727

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,748	2,826
Postretirement benefit liability	1,581	1,882
Pension liability	1,892	1,488
Advanced purchase of miles	430	1,010
Lease fair value adjustment, net	277	359
Other	1,527	1,516

	8,455	9,081

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 314,612,744 and 364,609,108 shares at December 31, 2016 and 2015, respectively	3	4
Additional capital invested	6,569	7,946
Retained earnings	3,427	3,457
Stock held in treasury, at cost	(511)	(1,610)
Accumulated other comprehensive loss	(829)	(831)

	8,659	8,966

	$40,140	$40,861

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$2,263	$7,340	$1,132
Adjustments to reconcile net income to net cash provided by operating activities -
Deferred income taxes	1,648	(3,177)	13
Depreciation and amortization	1,977	1,819	1,679
Special charges, non-cash portion	391	247	78
Other operating activities	109	115	(21)
Changes in operating assets and liabilities -
(Increase) decrease in fuel hedge collateral	26	551	(577)
(Decrease) increase in fuel derivatives	(20)	(305)	436
Decrease in other liabilities	(114)	(198)	(238)
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(641)	(200)	(88)
Increase in other assets	(298)	(160)	(34)
Increase (decrease) in accounts payable	239	(77)	(251)
Increase (decrease) in advance ticket sales	(22)	52	296
(Increase) decrease in receivables	(16)	(15)	209

Net cash provided by operating activities	5,542	5,992	2,634

Cash Flows from Investing Activities:
Capital expenditures	(3,223)	(2,747)	(2,005)
Purchases of short-term and other investments	(2,768)	(2,517)	(3,569)
Proceeds from sale of short-term and other investments	2,712	2,707	3,112
Proceeds from sale of property and equipment	28	86	94
Other, net	13	(136)	37

Net cash used in investing activities	(3,238)	(2,607)	(2,331)

Cash Flows from Financing Activities:
Repurchases of common stock	(2,614)	(1,233)	(312)
Payments of long-term debt	(1,215)	(2,178)	(2,503)
Proceeds from issuance of long-term debt	808	1,073	1,432
Principal payments under capital leases	(136)	(123)	(127)
Capitalized financing costs	(64)	(37)	(104)
Proceeds from the exercise of stock options	6	16	60
Other, net	2	(13)	(42)

Net cash used in financing activities	(3,213)	(2,495)	(1,596)

Net increase (decrease) in cash, cash equivalents and restricted cash	(909)	890	(1,293)
Cash, cash equivalents and restricted cash at beginning of year	3,212	2,322	3,615

Cash, cash equivalents and restricted cash at end of year	$2,303	$3,212	$2,322

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$386	$866	$1,114
Airport construction financing	91	17	14
Operating lease conversions to capital lease	12	285	—
Exchange of convertible notes for common stock	—	202	260
Cash Paid (Refunded) During the Period for:
Interest	$584	$660	$748
Income taxes	14	15	(16)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2013	362	$4	$7,425	$(38)	$(5,015)	$608	$2,984

Net income	—	—	—	—	1,132	—	1,132
Other comprehensive loss	—	—	—	—	—	(1,687)	(1,687)
Convertible debt redemption	17	—	260	—	—	—	260
Repurchase of convertible debt	—	—	(34)	—	—	—	(34)
Share-based compensation	—	—	10	—	—	—	10
Proceeds from exercise of stock options	2	—	60	—	—	—	60
Repurchases of common stock	(6)	—	—	(320)	—	—	(320)
Other	—	—	—	(9)	—	—	(9)

Balance at December 31, 2014	375	4	7,721	(367)	(3,883)	(1,079)	2,396

Net income	—	—	—	—	7,340	—	7,340
Other comprehensive income	—	—	—	—	—	248	248
Convertible debt redemptions	11	—	202	—	—	—	202
Share-based compensation	—	—	7	—	—	—	7
Proceeds from exercise of stock options	—	—	16	—	—	—	16
Repurchases of common stock	(21)	—	—	(1,232)	—	—	(1,232)
Other	—	—	—	(11)	—	—	(11)

Balance at December 31, 2015	365	4	7,946	(1,610)	3,457	(831)	8,966

Net income	—	—	—	—	2,263	—	2,263
Other comprehensive income	—	—	—	—	—	2	2
Share-based compensation	—	—	32	—	—	—	32
Proceeds from exercise of stock options	—	—	6	—	—	—	6
Repurchases of common stock	(50)	—	—	(2,607)	—	—	(2,607)
Treasury stock retired	—	(1)	(1,415)	3,709	(2,293)	—	—
Other	—	—	—	(3)	—	—	(3)

Balance at December 31, 2016	315	$3	$6,569	$(511)	$3,427	$(829)	$8,659

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions)

	Year Ended December 31,
	2016	2015	2014
Operating revenue:
Passenger—Mainline	$25,414	$26,333	$26,785
Passenger—Regional	6,043	6,452	6,977

Total passenger revenue	31,457	32,785	33,762
Cargo	876	937	938
Other operating revenue	4,223	4,142	4,201

	36,556	37,864	38,901

Operating expense:
Salaries and related costs	10,275	9,713	8,935
Aircraft fuel	5,813	7,522	11,675
Regional capacity purchase	2,197	2,290	2,344
Landing fees and other rent	2,165	2,203	2,274
Depreciation and amortization	1,977	1,819	1,679
Aircraft maintenance materials and outside repairs	1,749	1,651	1,779
Distribution expenses	1,303	1,342	1,373
Aircraft rent	680	754	883
Special charges (Note 16)	638	326	443
Other operating expenses	5,418	5,076	5,139

	32,215	32,696	36,524

Operating income	4,341	5,168	2,377

Nonoperating income (expense):
Interest expense	(614)	(670)	(742)
Interest capitalized	72	49	52
Interest income	42	25	22
Miscellaneous, net (Note 16)	(19)	(351)	(599)

	(519)	(947)	(1,267)

Income before income taxes	3,822	4,221	1,110
Income tax expense (benefit)	1,558	(3,080)	(4)

Net income	$2,264	$7,301	$1,114

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$2,264	$7,301	$1,114

Other comprehensive income (loss), net change related to:
Employee benefit plans, net of taxes	(313)	70	(1,171)
Fuel derivative financial instruments, net of taxes	316	182	(510)
Investments and other, net of taxes	(1)	(4)	(6)

	2	248	(1,687)

Total comprehensive income (loss), net	$2,266	$7,549	$(573)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,

ASSETS	2016	2015
Current assets:
Cash and cash equivalents	$2,173	$3,000
Short-term investments	2,249	2,190
Receivables, less allowance for doubtful accounts (2016—$10; 2015—$18)	1,176	1,128
Fuel hedge collateral deposits	—	26
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2016—$295; 2015—$235)	873	738
Prepaid expenses and other	832	787

	7,303	7,869

Operating property and equipment:
Owned—
Flight equipment	25,873	23,728
Other property and equipment	5,652	4,542

	31,525	28,270
Less—Accumulated depreciation and amortization	(9,975)	(8,339)

	21,550	19,931

Purchase deposits for flight equipment	1,059	788

Capital leases—
Flight equipment	1,319	1,527
Other property and equipment	331	332

	1,650	1,859
Less—Accumulated amortization	(941)	(998)

	709	861

	23,318	21,580

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2016—$1,234; 2015—$1,144)	3,632	4,136
Deferred income taxes	612	1,995
Restricted cash	124	204
Other, net	579	554

	9,470	11,412

	$40,091	$40,861

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,

LIABILITIES AND STOCKHOLDER’S EQUITY	2016	2015
Current liabilities:
Advance ticket sales	$3,730	$3,753
Frequent flyer deferred revenue	2,135	2,117
Accounts payable	2,144	1,874
Accrued salaries and benefits	2,307	2,350
Current maturities of long-term debt	849	1,224
Current maturities of capital leases	116	135
Fuel derivative instruments	—	124
Other	1,009	840

	12,290	12,417

Long-term debt	9,918	9,673
Long-term obligations under capital leases	822	727

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,748	2,826
Postretirement benefit liability	1,581	1,882
Pension liability	1,892	1,488
Advanced purchase of miles	430	1,010
Lease fair value adjustment, net	277	359
Other	1,527	1,516

	8,455	9,081

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2016 and 2015	—	—
Additional capital invested	3,573	6,138
Retained earnings	5,937	3,673
Accumulated other comprehensive loss	(829)	(831)
Receivable from related parties	(75)	(17)

	8,606	8,963

	$40,091	$40,861

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$2,264	$7,301	$1,114
Adjustments to reconcile net income to net cash provided by operating activities -
Deferred income taxes	1,650	(3,136)	13
Depreciation and amortization	1,977	1,819	1,679
Special charges, non-cash portion	391	247	78
Other operating activities	108	115	4
Changes in operating assets and liabilities -
(Increase) decrease in fuel hedge collateral	26	551	(577)
(Decrease) increase in fuel derivatives	(20)	(305)	436
Decrease in other liabilities	(112)	(199)	(236)
Decrease in frequent flyer deferred revenue and advanced purchase of miles	(641)	(200)	(88)
Increase in other assets	(251)	(160)	(34)
Increase (decrease) in accounts payable	239	(77)	(251)
Increase (decrease) in advance ticket sales	(22)	52	296
(Increase) decrease in receivables	(16)	(15)	209
Increase in intercompany receivables	(58)	(12)	—
Decrease in intercompany payables	—	—	(118)

Net cash provided by operating activities	5,535	5,981	2,525

Cash Flows from Investing Activities:
Capital expenditures	(3,223)	(2,747)	(2,005)
Purchases of short-term and other investments	(2,768)	(2,517)	(3,569)
Proceeds from sale of short-term and other investments	2,712	2,707	3,112
Proceeds from sale of property and equipment	28	86	94
Other, net	13	(136)	37

Net cash used in investing activities	(3,238)	(2,607)	(2,331)

Cash Flows from Financing Activities:
Dividend to UAL	(2,614)	(1,233)	(212)
Payments of long-term debt	(1,215)	(2,178)	(2,503)
Proceeds from issuance of long-term debt	808	1,073	1,432
Principal payments under capital leases	(136)	(123)	(127)
Capitalized financing costs	(64)	(37)	(104)
UAL contributions related to stock plans	6	16	60
Other, net	9	(2)	(33)

Net cash used in financing activities	(3,206)	(2,484)	(1,487)

Net increase (decrease) in cash, cash equivalents and restricted cash	(909)	890	(1,293)
Cash, cash equivalents and restricted cash at beginning of year	3,206	2,316	3,609

Cash, cash equivalents and restricted cash at end of year	$2,297	$3,206	$2,316

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$386	$866	$1,114
Airport construction financing	91	17	14
Operating lease conversions to capital lease	12	285	—
Transfer of UAL subsidiaries to United	—	—	186
Exchange of convertible notes for common stock	—	—	156
Cash Paid (Refunded) During the Period for:
Interest	$584	$660	$748
Income taxes	14	15	(16)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S EQUITY

(In millions)

	Additional Capital Invested	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Receivable from Related Parties, Net	Total
Balance at December 31, 2013	$7,590	$(4,743)	$608	$(232)	$3,223

Net income	—	1,114	—	—	1,114
Other comprehensive loss	—	—	(1,687)	—	(1,687)
Convertible debt redemption	156	—	—	—	156
Dividend and other capital distributions to UAL	(469)	1	—	232	(236)
Share-based compensation	10	—	—	—	10
UAL contribution related to stock plans	60	—	—	—	60
Other	—	—	—	(5)	(5)

Balance at December 31, 2014	7,347	(3,628)	(1,079)	(5)	2,635

Net income	—	7,301	—	—	7,301
Other comprehensive income	—	—	248	—	248
Dividend to UAL	(1,232)	—	—	—	(1,232)
Share-based compensation	7	—	—	—	7
UAL contribution related to stock plans	16	—	—	—	16
Other	—	—	—	(12)	(12)

Balance at December 31, 2015	6,138	3,673	(831)	(17)	8,963

Net income	—	2,264	—	—	2,264
Other comprehensive income	—	—	2	—	2
Dividend to UAL	(2,603)	—	—	—	(2,603)
Share-based compensation	32	—	—	—	32
UAL contribution related to stock plans	6	—	—	—	6
Other	—	—	—	(58)	(58)

Balance at December 31, 2016	$3,573	$5,937	$(829)	$(75)	$8,606

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

(b)	Revenue Recognition—The Company records passenger ticket sales and tickets sold by other airlines for use on United as passenger revenue when the transportation is provided or upon estimated breakage. The value of unused passenger tickets is included in current liabilities as Advance ticket sales. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate. When necessary, the Company records a reserve against its interline billings and payables if historical experience indicates that these amounts are different. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date.

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

Accounts receivable primarily consist of amounts due from credit card companies and customers of our aircraft maintenance and cargo transportation services. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analyses. Bad debt expense and write-offs were not material for the years ended December 31, 2016, 2015 and 2014.

(c)

Frequent Flyer Accounting—United’s MileagePlus® program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for flights on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing the goods and services of our network of non-airline partners. We sell miles to these partners, which include credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government imposed fees), discounted or upgraded air travel and non-travel awards. The Company records its obligation for future award redemptions using a deferred revenue model.

Miles Earned in Conjunction with Flights

When frequent flyers earn miles for flights, the Company recognizes a portion of the ticket sales as revenue when the air transportation occurs and defers a portion of the ticket sale representing the value of the related miles as a multiple-deliverable revenue arrangement. The Company determines the estimated selling price of air transportation and miles as if each element is sold on a separate basis. The total consideration from each ticket sale is then allocated to each of these elements, individually, on a pro rata basis. The miles are recorded in Frequent flyer deferred revenue on the Company’s consolidated balance sheet and recognized into revenue when the transportation is provided.

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

Co-branded Credit Card Partner Mileage Sales

United has a significant contract, the Second Amended and Restated Co-Branded Card Marketing Services Agreement (the “Co-Brand Agreement”), to sell MileagePlus miles to its co-branded credit card partner, Chase Bank USA, N.A. (“Chase”). United identified the following significant revenue elements in the Co-Brand Agreement: the air transportation element represented by the value of the mile (generally resulting from its redemption for future air transportation and whose fair value is described above); use of the United brand and access to MileagePlus member lists; advertising; and other travel related benefits.

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

Other Information

The following table provides additional information related to the frequent flyer program (in millions):

Year Ended December 31,	Cash Proceeds from Miles Sold and Earned	Other Revenue Recognized Upon Award of Miles to Third-Party Customers (a)	Increase in Frequent Flyer Deferred Revenue for Miles Awarded (b)	Decrease in Advanced Purchase of Miles (c)
2016	$3,022	$1,221	$2,050	$(249)
2015	2,999	1,050	2,173	(224)
2014	2,861	882	2,178	(199)

(a) This amount represents other revenue recognized during the period from the sale of miles to third parties, representing the marketing-related deliverable services component of the sale.
(b) This amount represents the increase to Frequent flyer deferred revenue during the period.
(c) This amount represents the net decrease in the advance purchase of miles obligation due to cash payments for the sale of miles less than miles awarded to customers.

(d)	Cash and Cash Equivalents and Restricted Cash—Highly liquid investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents.

Restricted cash primarily includes cash collateral associated with workers’ compensation obligations and reserves for institutions that process credit card ticket sales. Restricted cash is classified as short-term or long-term in the consolidated balance sheets based on the expected timing of return of the assets to the Company.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of consolidated cash flows:

	UAL			United
	At December 31,			At December 31,
	2016	2015	2014	2016	2015	2014
Current assets:
Cash and cash equivalents	$2,179	$3,006	$2,002	$2,173	$3,000	$1,996
Restricted cash included in Prepaid expenses and other	—	2	44	—	2	44
Other assets:
Restricted cash	124	204	276	124	204	276

Total cash, cash equivalents and restricted cash shown in the statement of consolidated cash flows	$2,303	$3,212	$2,322	$2,297	$3,206	$2,316

(e)	Short-term Investments—Short-term investments are classified as available-for-sale and are stated at fair value. Realized gains and losses on sales of investments are reflected in nonoperating income (expense) in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income (loss).

(f)	Aircraft Fuel, Spare Parts and Supplies—The Company accounts for aircraft fuel, spare parts and supplies at average cost and provides an obsolescence allowance for aircraft spare parts with an assumed residual value of 10% of original cost.

(g)	Property and Equipment—The Company records additions to owned operating property and equipment at cost when acquired. Property under capital leases and the related obligation for future lease payments are recorded at an amount equal to the initial present value of those lease payments. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized as property and equipment. It is the Company’s policy to record compensation from delays in delivery of aircraft as a reduction of the cost of the related aircraft.

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

As of December 31, 2016 and 2015, the Company had a carrying value of computer software of $356 million and $279 million, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company’s depreciation expense related to computer software was $108 million, $93 million and $81 million, respectively. Aircraft and aircraft spare parts were assumed to have residual values of approximately 10% of original cost, and other categories of property and equipment were assumed to have no residual value.

(h)	Maintenance and Repairs—The cost of maintenance and repairs, including the cost of minor replacements, is charged to expense as incurred, except for costs incurred under our power-by-the-hour (“PBTH”) engine maintenance agreements. PBTH contracts transfer certain risk to third-party service providers and fix the amount we pay per flight hour or per cycle to the service provider in exchange for maintenance and repairs under a predefined maintenance program. Under PBTH agreements, the Company recognizes expense at a level rate per engine hour, unless the level of service effort and the related payments during the period are substantially consistent, in which case the Company recognizes expense based on the amounts paid.

(i)	Lease Fair Value Adjustments—Lease fair value adjustments, which arose from recording operating leases at fair value under fresh start or business combination accounting, are amortized on a straight-line basis over the related lease term.

(j)	Regional Capacity Purchase—Payments made to regional carriers under CPAs are reported in Regional capacity purchase in our consolidated statements of operations.

(k)	Advertising—Advertising costs, which are included in Other operating expenses, are expensed as incurred. Advertising expenses were $220 million, $201 million and $179 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(l)	Intangibles—The Company has finite-lived and indefinite-lived intangible assets, including goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs. See Note 2 of this report for additional information related to intangibles.

(m)	Long-Lived Asset Impairments—The Company evaluates the carrying value of long-lived assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. For purposes of this testing, the Company has generally identified the aircraft fleet type as the lowest level of identifiable cash flows. An impairment charge is recognized when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value. See Note 16 of this report for additional information related to asset impairments.

(n)	Share-Based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Obligations for cash-settled restricted stock units (“RSUs”) are remeasured at fair value throughout the requisite service period on the last day of each reporting period based upon UAL’s stock price. In addition to the service requirement, certain RSUs have performance metrics that must be achieved prior to vesting. These awards are accrued based on the expected level of achievement at each reporting period. A cumulative adjustment is recorded on the last day of each reporting period to adjust compensation expense based on both UAL’s stock price and the then current level of expected performance achievement for the performance-based awards. See Note 5 of this report for additional information on UAL’s share-based compensation plans.

(o)	Ticket Taxes—Certain governmental taxes are imposed on the Company’s ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis (excluded from operating revenue).

(p)	Retirement of Leased Aircraft—The Company accrues for estimated lease costs over the remaining term of the lease at the present value of future minimum lease payments, net of estimated sublease rentals (if any), in the period that aircraft are permanently removed from service. When reasonably estimable and probable, the Company estimates maintenance lease return condition obligations for items such as minimum aircraft and engine conditions specified in leases and accrues these amounts over the lease term while the aircraft are operating, and any remaining unrecognized estimated obligations are accrued in the period that an aircraft is removed from service.

(q)

Uncertain Income Tax Positions—The Company has recorded reserves for income taxes and associated interest that may become payable in future years. Although management believes that its positions taken on income tax matters are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. The Company records penalties and interest relating to uncertain tax positions in Other operating expense and Interest expense, respectively, in its consolidated statements of operations. The Company has not recorded any material expense or liabilities related to interest or penalties in its consolidated financial statements.

(r)	Labor Costs—The Company records expenses associated with amendable labor agreements when the amounts are probable and estimable. These include costs associated with lump sum cash payments that would be made in conjunction with the ratification of labor agreements. To the extent these upfront costs are in lieu of future pay increases, they would be capitalized and amortized over the term of the labor agreements. If not, these amounts would be expensed.

(s)	Third-Party Business—The Company has third-party business revenue that includes fuel sales, catering, ground handling, maintenance services and frequent flyer award non-air redemptions, and third-party business revenue is recorded in Other operating revenue. The Company also incurs third-party business expenses, such as maintenance, ground handling and catering services for third parties, fuel sales and non-air mileage redemptions, and those third-party business expenses are recorded in Other operating expenses.

(t)	Recently Issued Accounting Standards—The Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Accounting Standards Codification. The Company currently plans to use the full-retrospective approach in adopting this standard on January 1, 2018. Under the new standard, certain airline ancillary fees directly related to passenger revenue tickets, such as ticket change fees and baggage fees, are likely to no longer be considered distinct performance obligations separate from the passenger travel component. In addition, the ticket change fees which were previously recognized when received and booking fees when paid, will likely be recognized when transportation is provided. The Company has previously recorded ancillary fees and change fees in other operating revenue but will record these in passenger revenue under the new standard. The Company is evaluating other possible impacts from the new standard on its consolidated financial statements.

In 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases (“Topic 842”). The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. Lessees and lessors are required to adopt Topic 842 using a modified retrospective approach for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements and believes this standard will have a significant impact on its consolidated balance sheets.

In 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The update requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through earnings as a component of income tax expense. Under current GAAP, these differences are generally recorded in additional paid-in capital and thus have no impact on net income. The change in treatment of excess tax benefits and tax deficiencies will also impact the computation of diluted earnings per share and the cash flows associated with those items will be classified as operating activities on the statements of consolidated cash flows. Additionally, entities will be permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required under current GAAP, or recognized when they occur. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

In 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The update amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows (“ASC 230”), and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The Company adopted ASU 2016-15 as of December 31, 2016 and the standard did not have a material impact on its consolidated financial statements.

In 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The update amends ASC 230 to add guidance on the classification and presentation of restricted cash in the statement of cash flows. Furthermore, a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. The Company adopted this standard as of December 31, 2016 and included $124 million, $206 million and $320 million of restricted cash in the total of cash, cash equivalents and restricted cash in its statements of consolidated cash flows for the year ended December 31, 2016, 2015 and 2014, respectively. A reconciliation of restricted cash for each period of the Company’s balance sheet to its statement of consolidated cash flows is included in Note 1(d) Cash and Cash Equivalents and Restricted Cash of this report.

The FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under the standard, investments for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) using the practical expedient are no longer categorized in the fair value hierarchy. The Company adopted this standard on January 1, 2016. As of December 31, 2016, the Company had approximately $182 million of such investments as part of Short-term investments on its consolidated balance sheets. In addition, pension plan investments measured at NAV per share are no longer categorized within the fair value hierarchy. As of December 31, 2016, the Company had approximately $1.8 billion of such investments.

NOTE 2 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents information about the Company’s goodwill and other intangible assets at December 31 (in millions):

		2016		2015
Item	Asset life (a)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$4,523		$4,523

Finite-lived intangible assets
Frequent flyer database (b)	22	$1,177	$771	$1,177	$702
Hubs	20	145	82	145	74
Contracts	13	135	95	135	86
Patents and tradenames	3	108	108	108	108
Airport slots and gates	8	97	97	97	97
Other	25	109	81	109	77

Total		$1,771	$1,234	$1,771	$1,144

Indefinite-lived intangible assets
Route authorities		$1,562		$1,570
Airport slots and gates		536		942
Tradenames and logos		593		593
Alliances		404		404

Total		$3,095		$3,509

(a) Weighted average life expressed in years.

(b) The frequent flyer database is amortized based on an accelerated amortization schedule to reflect utilization of the assets. Estimated cash flows correlating to the expected attrition rate of customers in the frequent flyer database is considered in the determination of the amortization schedules.

Amortization expense in 2016, 2015 and 2014 was $90 million, $105 million and $128 million, respectively. Projected amortization expense in 2017, 2018, 2019, 2020 and 2021 is $79 million, $70 million, $64 million, $58 million and $53 million, respectively.

See Note 16 of this report for additional information related to impairment of intangible assets.

NOTE 3 - COMMON STOCKHOLDERS’ EQUITY AND PREFERRED SECURITIES

In 2016, UAL repurchased approximately 50 million shares of UAL common stock for $2.6 billion. As of December 31, 2016, the Company had approximately $1.8 billion remaining to purchase shares under its share program. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL may repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 5, “Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities” of this report for additional information.

In 2016, the Company retired 70 million treasury shares that were originally acquired at an average cost of approximately $53 per share.

At December 31, 2016, approximately 5 million shares of UAL’s common stock were reserved for future issuance related to the issuance of equity-based awards under the Company’s incentive compensation plans.

As of December 31, 2016, UAL had two shares of junior preferred stock (par value $0.01 per share) outstanding. In addition, UAL is authorized to issue 250 million shares of preferred stock (without par value) under UAL’s amended and restated certificate of incorporation.

NOTE 4 - EARNINGS PER SHARE

The computations of UAL’s basic and diluted earnings per share are set forth below for the years ended December 31 (in millions, except per share amounts):

	2016	2015	2014
Basic earnings per share:
Earnings available to common stockholders	$2,263	$7,340	$1,132

Basic weighted-average shares outstanding	329.9	376.1	371.1

Earnings per share, basic	$6.86	$19.52	$3.05

Diluted earnings per share:
Earnings available to common stockholders	$2,263	$7,340	$1,132
Effect of dilutive securities	—	—	11

Earnings available to common stockholders including the effect of dilutive securities	$2,263	$7,340	$1,143

Diluted shares outstanding:
Basic weighted-average shares outstanding	329.9	376.1	371.1
Effect of convertible notes	—	0.3	17.7
Effect of employee stock awards	0.4	0.5	0.9

Diluted weighted-average shares outstanding	330.3	376.9	389.7

Earnings per share, diluted	$6.85	$19.47	$2.93

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

All awards are recorded as either equity or a liability in the Company’s consolidated balance sheets. The share-based compensation expense is directly recorded in salaries and related costs or integration-related expense.

During 2016, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 1.9 million RSUs, 0.4 million shares of restricted stock and 0.4 million stock options. The time-vested RSUs and the restricted stock awards vest in one-third increments over the first three anniversaries of the date of grant. The time-vested RSUs are generally stock-settled for domestic employees and cash-settled for international employees based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The remainder of the RSUs are performance-based and vest based on the Company’s return on invested capital and the Company’s relative improvement in pre-tax margin for the three years ending December 31, 2018. If the applicable performance conditions are achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The stock options vest in one-third increments over either (i) the first three anniversaries of the date of grant (for seven-year term options) or (ii) the fourth, fifth and sixth anniversaries of the date of grant (for ten-year term options).

The following table provides information related to UAL’s share-based compensation plan cost for the years ended December 31 (in millions):

	2016	2015	2014
Compensation cost (a):
RSUs	$58	$52	$104
Restricted stock	11	6	10
Stock options	1	—	—

Total	$70	$58	$114

(a) All compensation cost is recorded to Salaries and related costs, with the exception of $3 million in 2014 that was recorded in integration-related costs as a component of special items.

The table below summarizes UAL’s unearned compensation and weighted-average remaining period to recognize costs for all outstanding share-based awards that are probable of being achieved as of December 31, 2016 (in millions, except as noted):

	Unearned Compensation	Weighted- Average Remaining Period (in years)
RSUs	$49	1.5
Restricted stock	11	1.5
Stock options	5	3.2

Total	$65

RSUs and Restricted Stock. All performance-based RSUs, as well as a portion of the time-vested RSUs, will be settled in cash. As of December 31, 2016, UAL had recorded a liability of $70 million related to its RSUs. UAL paid $69 million, $85 million and $86 million related to its RSUs during 2016, 2015 and 2014, respectively.

The table below summarizes UAL’s RSUs and restricted stock activity for the years ended December 31 (shares in millions):

	RSUs	Restricted Stock	Weighted- Average Grant Price
Non-vested at December 31, 2013	5.4	0.9	$25.02
Granted	0.9	0.3	43.33
Vested	(2.2)	(0.4)	24.66
Forfeited	(0.3)	(0.1)	28.88

Non-vested at December 31, 2014	3.8	0.7	32.55
Granted	1.0	0.2	66.53
Vested	(1.6)	(0.4)	31.14
Forfeited	(0.6)	(0.2)	46.23

Non-vested at December 31, 2015	2.6	0.3	48.68
Granted	1.9	0.4	50.63
Vested	(1.4)	(0.1)	41.47
Forfeited	(0.2)	(0.1)	53.42

Non-vested at December 31, 2016	2.9	0.5	52.00

The fair value of RSUs and restricted stock that vested in 2016, 2015 and 2014 was $80 million, $92 million and $97 million, respectively. The fair value of the restricted stock awards was based upon the UAL common stock price on the date of grant. These awards are accounted for as equity awards. The fair value of the RSUs was based on the UAL common stock price as of the last day preceding the settlement date. These awards were accounted for as either equity or liability awards based on their method of settlement. Restricted stock vesting and the recognition of the expense is similar to the stock option vesting described below.

Stock Options. During 2016, UAL granted 0.1 million stock options with exercise prices equal to the fair market value of UAL’s common stock on the date of grant and an additional 0.3 million stock options with exercise prices at a 25% premium of the grant date fair market value resulting in a weighted-average exercise price of $56.19 and a weighted-average grant date fair value of approximately $2.3 million. Prior to 2016, UAL had not granted any stock options since 2010. Expense related to each portion of an option grant is recognized on a straight-line basis over the specific vesting period for those options.

The Company determined the fair value of stock options at the grant date using a Black Scholes option pricing model, which requires the use of several assumptions. The risk-free interest rate is based on the U.S. treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on UAL’s common stock was assumed to be zero since UAL did not have any plans to pay dividends at the time of the option grants. The volatility assumptions were based upon historical volatilities of UAL using daily stock price returns equivalent to the expected term of the option. The expected lives of the options were determined based upon a simplified assumption that the option will be exercised evenly from vesting to expiration due to the Company’s lack of relevant historical data.

As of December 31, 2016, there were approximately 0.5 million outstanding stock option awards, 0.1 million of which were exercisable, with weighted-average exercise prices of $46.83 and $18.58, respectively, intrinsic values of $14 million and $7 million, respectively, and weighted-average remaining contractual lives (in years) of 6.3 and 1.6, respectively.

NOTE 6 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss) (“AOCI”), net of tax (in millions):

					Deferred Taxes
	Pension and Other Postretirement Liabilities		Fuel Derivatives Contracts	Investments and Other	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts		Total
Balance at December 31, 2013	$699		$11	$13	$(115)	$—	(c)	$608

Other comprehensive loss before reclassifications (a)	(1,106)	(b)	(599)	—	—	—		(1,705)
Amounts reclassified from accumulated other comprehensive income (a)	(65)		89	(6)	—	—		18

Net current-period other comprehensive income (loss)	(1,171)		(510)	(6)	—	—		(1,687)

Balance at December 31, 2014	$(472)		$(499)	$7	$(115)	$—	(c)	$(1,079)

Other comprehensive income (loss) before reclassifications	78	(b)	(320)	(4)	(28)	115		(159)
Amounts reclassified from accumulated other comprehensive income	31		604	—	(11)	(217)		407

Net current-period other comprehensive income (loss)	109		284	(4)	(39)	(102)		248

Balance at December 31, 2015	$(363)		$(215)	$3	$(154)	$(102)		$(831)

Other comprehensive income (loss) before reclassifications	(517)	(b)	(4)	—	186	1		(334)
Amounts reclassified from accumulated other comprehensive income	26		217	(1)	(8)	102		336

Net current-period other comprehensive income (loss)	(491)		213	(1)	178	103		2

Balance at December 31, 2016	$(854)		$(2)	$2	$24	$1		$(829)

Details about AOCI Components	Amount Reclassified from AOCI to Income			Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
	2016	2015	2014
Fuel derivative contracts
Fuel contracts-reclassifications of losses into earnings	$217	$604	$89	Aircraft fuel
Pension and Postretirement liabilities
Amortization of unrecognized (gains) losses and prior service cost and the effect of curtailments and settlements (d)	26	31	(65)	Salaries and related costs
Investments and other
Available-for-sale securities—reclassifications of gains into earnings	(1)	—	(6)	Miscellaneous, net

(a) Income tax expense for these items was offset by the Company’s valuation allowance.

(b) Prior service credits increased by $30 million, $0 million and $3 million and actuarial gains (losses) increased (decreased) by approximately $560 million, $78 million and $(1.1) billion for 2016, 2015 and 2014, respectively.

(c) Deferred tax balance was offset by the Company’s valuation allowance.

(d) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 8 of this report for additional information).

Prior to the release of the deferred income tax valuation allowance in the third quarter of 2015, the Company recorded approximately $465 million of valuation allowance adjustments in AOCI. Subsequent to the release of the deferred income tax valuation allowance in 2015, the $465 million debit remained within AOCI, of which $180 million related to losses on fuel hedges designated for hedge accounting and $285 million related to pension and other postretirement liabilities. Accounting rules required the adjustments to remain in AOCI as long as the Company had fuel derivatives designated for cash flow hedge accounting and the Company continues to provide pension and postretirement benefits. In 2016, we settled all of our fuel hedges and have not entered into any new fuel derivative contracts for hedge accounting. Accordingly, the Company reclassified the $180 million to income tax expense in 2016.

NOTE 7 - INCOME TAXES

The significant components of the income tax expense (benefit) are as follows (in millions):

2016	UAL	United
Current	$(92)	$(92)
Deferred	1,648	1,650

	$1,556	$1,558

2015
Current	$56	$56
Deferred	(3,177)	(3,136)

	$(3,121)	$(3,080)

2014
Current	$(17)	$(17)
Deferred	13	13

	$(4)	$(4)

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows (in millions):

UAL	2016	2015	2014
Income tax provision at statutory rate	$1,337	$1,477	$395
State income taxes, net of federal income tax	38	38	10
Foreign income taxes	3	4	2
Nondeductible employee meals	16	15	15
Income tax adjustment	180	—	—
State rate change	(12)	—	—
Valuation allowance	20	(4,662)	(435)
Other, net	(26)	7	9

	$1,556	$(3,121)	$(4)

United	2016	2015	2014
Income tax provision at statutory rate	$1,338	$1,477	$388
State income taxes, net of federal income tax	38	38	10
Foreign income taxes	3	4	2
Nondeductible employee meals	16	15	15
Derivative market adjustment	—	—	(7)
Income tax adjustment	180	—	—
State rate change	(12)	—	—
Valuation allowance	20	(4,621)	(421)
Other, net	(25)	7	9

	$1,558	$(3,080)	$(4)

The Company’s effective tax rate for the year ended December 31, 2016 differed from the federal statutory rate of 35% primarily because of the non-cash income tax expense of $180 million that was related to losses on fuel derivatives designated for hedge accounting. Subsequent to the release of the valuation allowance in 2015, this deferred income tax expense of $180 million remained in AOCI until all fuel derivatives were settled in December 2016. The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and state income tax expense in the U.S., adjustments to the valuation allowances and discrete items.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows (in millions):

	UAL		United
	December 31,		December 31,
	2016	2015	2016	2015
Deferred income tax asset (liability):
Federal and state net operating loss (“NOL”) carryforwards	$1,613	$2,897	$1,571	$2,855
Deferred revenue	2,096	2,160	2,096	2,160
Employee benefits, including pension, postretirement and medical	1,662	1,662	1,662	1,662
Alternative minimum tax (“AMT”) credit carryforwards	116	232	116	232
Other	523	566	522	566
Less: Valuation allowance	(68)	(48)	(68)	(48)

Total deferred tax assets	$5,942	$7,469	$5,899	$7,427

Depreciation	$(3,961)	$(3,921)	$(3,961)	$(3,921)
Intangibles	(1,326)	(1,511)	(1,326)	(1,511)

Total deferred tax liabilities	$(5,287)	$(5,432)	$(5,287)	$(5,432)

Net deferred tax asset	$655	$2,037	$612	$1,995

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

The Company’s federal and state NOL carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carryforwards of $4.4 billion for UAL. If not utilized these federal pre-tax NOLs will expire as follows (in billions): $0.5 in 2026, $1.4 in 2027 and $2.5 after 2028. In addition, the majority of tax benefits of the state net operating losses of $56 million, net of a valuation allowance of $36 million, for UAL will expire over a five to 20-year period. Additionally, the Company has $108 million of AMT credit carryforwards, net of a valuation allowance of $8 million, which do not expire.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. The Company establishes valuation allowances if it is not likely it will realize its deferred income tax assets. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, the Company’s historical financial results and tax planning strategies. In evaluating the likelihood of utilizing the Company’s net deferred income tax assets, the significant factors that the Company considers include (1) the Company’s recent history and forecasted profitability; (2) growth in the U.S. and global economies; and (3) future impact of taxable temporary differences. In 2015, the Company concluded that its deferred income tax assets were more likely than not to be realized and released almost all of its valuation allowance in 2015, resulting in a $3.1 billion benefit in its provision for income taxes. The valuation allowance recorded in AOCI in prior years was released through the income statement.

The Company has a valuation allowance of $68 million for certain state and local NOLs and credit carryforwards. The Company expects these NOLs and credits will expire unused due to limited carryforward periods. The ability to utilize these state NOLs and credits will be evaluated on a quarterly basis to determine if there are any significant events or any prudent and feasible tax planning strategies that would affect the Company’s ability to realize these deferred tax assets.

The Company’s unrecognized tax benefits related to uncertain tax positions were $74 million, $24 million and $9 million at 2016, 2015 and 2014, respectively. Included in the ending balance at 2016 is $20 million that would affect the Company’s effective tax rate if recognized. The changes in unrecognized tax benefits relating to settlements with taxing authorities, unrecognized tax benefits as a result of tax positions taken during a prior period and unrecognized tax benefits relating from a lapse of the statute of limitations were immaterial during 2016, 2015 and 2014. The Company does not expect significant increases or decreases in their unrecognized tax benefits within the next 12 months.

There are no material amounts included in the balance at December 31, 2016 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

NOTE 8 - PENSION AND OTHER POSTRETIREMENT PLANS

The following summarizes the significant pension and other postretirement plans of United:

Pension Plans

United maintains two primary defined benefit pension plans, one covering certain pilot employees and another covering certain U.S. non-pilot employees. Each of these plans provide benefits based on a combination of years of benefit accruals service and an employee’s final average compensation. Additional benefit accruals are frozen under the plan covering certain pilot employees and management and administrative employees. Benefit accruals for certain non-pilot employees continue. United maintains additional defined benefit pension plans, which cover certain international employees.

Other Postretirement Plans

United maintains postretirement medical programs which provide medical benefits to certain retirees and eligible dependents, as well as life insurance benefits to certain retirees participating in the plan. Benefits provided are subject to applicable contributions, co-payments, deductibles and other limits as described in the specific plan documentation.

Actuarial assumption changes are reflected as a component of the net actuarial gains/(losses) during 2016 and 2015. These amounts will be amortized over the average remaining service life of the covered active employees or the average life expectancy of inactive participants and will impact 2016 and 2015 pension and retiree medical expense as described below.

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in these financial statements for the defined benefit and other postretirement plans (in millions):

	Pension Benefits
	Year Ended December 31, 2016	Year Ended December 31, 2015
Accumulated benefit obligation:	$4,158	$3,795

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,473	$4,803
Service cost	112	124
Interest cost	200	200
Actuarial (gain) loss	738	(298)
Gross benefits paid and settlements	(243)	(343)
Other	(27)	(13)

Projected benefit obligation at end of year	$5,253	$4,473

Change in plan assets:
Fair value of plan assets at beginning of year	$2,975	$2,562
Actual gain (loss) on plan assets	230	(59)
Employer contributions	421	824
Gross benefits paid and settlements	(243)	(343)
Other	(28)	(9)

Fair value of plan assets at end of year	$3,355	$2,975

Funded status—Net amount recognized	$(1,898)	$(1,498)

	Pension Benefits
	December 31, 2016	December 31, 2015
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$2	$2
Current liability	(8)	(12)
Noncurrent liability	(1,892)	(1,488)

Total liability	$(1,898)	$(1,498)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(1,482)	$(844)
Prior service loss	(1)	(1)

Total accumulated other comprehensive loss	$(1,483)	$(845)

	Other Postretirement Benefits
	Year Ended December 31, 2016	Year Ended December 31, 2015
Change in benefit obligation:
Benefit obligation at beginning of year	$2,002	$2,052
Service cost	19	21
Interest cost	86	82
Plan participants’ contributions	69	68
Benefits paid	(191)	(205)
Actuarial gain	(165)	(22)
Plan amendments	(138)	—
Other	5	6

Benefit obligation at end of year	$1,687	$2,002

Change in plan assets:
Fair value of plan assets at beginning of year	$56	$57
Actual return on plan assets	2	1
Employer contributions	119	135
Plan participants’ contributions	69	68
Benefits paid	(191)	(205)

Fair value of plan assets at end of year	55	56

Funded status—Net amount recognized	$(1,632)	$(1,946)

	Other Postretirement Benefits
	December 31, 2016	December 31, 2015
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(51)	$(64)
Noncurrent liability	(1,581)	(1,882)

Total liability	$(1,632)	$(1,946)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$384	$236
Prior service credit	245	246

Total accumulated other comprehensive income	$629	$482

The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets at December 31 (in millions):

	2016	2015
Projected benefit obligation	$5,025	$4,292
Accumulated benefit obligation	3,985	3,655
Fair value of plan assets	3,164	2,794

Net periodic benefit cost for the years ended December 31 included the following components (in millions):

	2016		2015		2014
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$112	$19	$124	$21	$98	$19
Interest cost	200	86	200	82	201	88
Expected return on plan assets	(216)	(2)	(194)	(2)	(180)	(2)
Curtailment gain	—	(107)	—	—	—	—
Amortization of unrecognized actuarial (gain) loss	76	(19)	85	(22)	12	(47)
Amortization of prior service credits	—	(31)	—	(32)	—	(31)
Other	5	—	4	—	1	—

Net periodic benefit cost	$177	$(54)	$219	$47	$132	$27

As part of the ratified contract with the Association of Flight Attendants (“AFA”) in 2016, the Company amended two of its flight attendant postretirement medical plans. The amendments triggered curtailment accounting, resulting in the recognition of a one-time $47 million gain for accelerated recognition of a prior service credit in one of the plans. Also, as part of the ratified contract with the International Brotherhood of Teamsters (the “IBT”) in 2016, the Company amended some of its technicians and related employees’ postretirement medical plans. The amendments triggered curtailment accounting, resulting in the recognition of a one-time $60 million gain for accelerated recognition of a prior service credit in one of the plans.

The estimated amounts that will be amortized in 2017 out of accumulated other comprehensive income (loss) into net periodic benefit cost are as follows (in millions):

	Pension Benefits	Other Postretirement Benefits
Actuarial (gain) loss	$127	$(36)
Prior service credit	—	(37)

The assumptions used for the benefit plans were as follows:

	Pension Benefits
Assumptions used to determine benefit obligations	2016	2015
Discount rate	4.18%	4.58%
Rate of compensation increase	3.54%	3.66%

Assumptions used to determine net expense
Discount rate	4.58%	4.20%
Expected return on plan assets	7.04%	7.40%
Rate of compensation increase	3.53%	3.51%

	Other Postretirement Benefits
Assumptions used to determine benefit obligations	2016	2015
Discount rate	4.07%	4.49%

Assumptions used to determine net expense
Discount rate	4.49%	4.07%
Expected return on plan assets	3.00%	3.00%
Health care cost trend rate assumed for next year	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2023)	5.00%	5.00%

The Company used the Society of Actuaries’ 2014 mortality tables, modified to reflect the Social Security Administration Trustee’s Report on current projections regarding expected longevity improvements.

The Company selected the 2016 discount rate for substantially all of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2016, that would provide the necessary cash flows to match projected benefit payments.

We develop our expected long-term rate of return assumption for our defined benefit plans based on historical experience and by evaluating input from the trustee managing the plans’ assets. Our expected long-term rate of return on plan assets for these plans is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Plan fiduciaries regularly review our actual asset allocation and the pension plans’ investments are periodically rebalanced to our targeted allocation when considered appropriate. United’s plan assets are allocated within the following guidelines:

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement plans. A 1% change in the assumed health care trend rate for the Company would have the following additional effects (in millions):

	1% Increase	1% Decrease
Effect on total service and interest cost for the year ended December 31, 2016	$13	$(11)
Effect on postretirement benefit obligation at December 31, 2016	169	(149)

A one percentage point decrease in the weighted average discount rate would increase the postretirement benefit liability by approximately $181 million and increase the estimated 2016 benefits expense by approximately $11 million.

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

The following tables present information about United’s pension and other postretirement plan assets at December 31 (in millions):

	2016					2015
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)
Equity securities funds	$1,173	$230	$111	$—	$832	$1,135	$254	$135	$—	$746
Fixed-income securities	1,298	—	824	11	463	1,109	—	877	9	223
Alternatives	586	—	—	134	452	527	—	1	125	401
Other investments	298	47	68	87	96	204	37	56	18	93

Total	$3,355	$277	$1,003	$232	$1,843	$2,975	$291	$1,069	$152	$1,463

Other Postretirement Benefit Plan Assets:
Deposit administration fund	$55	$—	$—	$55	$—	$56	$—	$—	$56	$—

(a) In accordance with the relevant accounting standards, certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy. These investments are commingled funds that invest in fixed-income instruments including bonds, debt securities, and other similar instruments issued by various U.S. and non-U.S. public- or private-sector entities. Redemption periods for these investments range from daily to annually.

Equity and Fixed-Income. Equities include investments in both developed market and emerging market equity securities. Fixed-income includes primarily U.S. and non-U.S. government fixed-income securities and U.S. and non-U.S corporate fixed-income securities.

Deposit Administration Fund. This investment is a stable value investment product structured to provide investment income.

Alternatives. Alternative investments consist primarily of investments in hedge funds, real estate and private equity interests.

Other investments. Other investments consist of cash, insurance contracts and other funds.

The reconciliation of United’s defined benefit plan assets measured at fair value using unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015 is as follows (in millions):

	2016	2015
Balance at beginning of year	$208	$188
Actual return on plan assets:
Sold during the year	4	8
Held at year end	3	(1)
Purchases, sales, issuances and settlements (net)	72	13

Balance at end of year	$287	$208

Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. United’s contributions reflected above have satisfied its required contributions through the 2016 calendar year. In 2017, employer anticipated contributions to all of United’s pension and postretirement plans are at least $400 million and approximately $108 million, respectively.

The estimated future benefit payments, net of expected participant contributions, in United’s pension plans and other postretirement benefit plans as of December 31, 2016 are as follows (in millions):

	Pension	Other Postretirement	Other Postretirement— subsidy receipts
2017	$303	$112	$6
2018	300	117	6
2019	310	122	7
2020	319	126	7
2021	337	130	8
Years 2022 – 2026	1,782	682	44

Defined Contribution Plans

Depending upon the employee group, employer contributions consist of matching contributions and/or non-elective employer contributions. United’s employer contribution percentages vary from 1% to 16% of eligible earnings depending on the terms of each plan. United recorded contributions to its defined contribution plans of $592 million, $522 million and $503 million in the years ended December 31, 2016, 2015 and 2014, respectively.

Multi-Employer Plans

United’s participation in the IAM National Pension Plan (“IAM Plan”) for the annual period ended December 31, 2016 is outlined in the table below. There have been no significant changes that affect the comparability 2016 and 2015 contributions. The risks of participating in these multi-employer plans are different from single-employer plans, as United may be subject to additional risks that others do not meet their obligations, which in certain circumstances could revert to United. The IAM Plan reported $395 million in employers’ contributions for the year ended December 31, 2015. For 2015, the Company’s contributions to the IAM Plan represented more than 5% of total contributions to the IAM Plan.

Pension Fund	IAM National Pension Fund
EIN/ Pension Plan Number	51-6031295 - 002
Pension Protection Act Zone Status (2016 and 2015)	Green Zone. Plans in the green zone are at least 80 percent funded.
FIP/RP Status Pending/Implemented	No
United’s Contributions	$41 million, $40 million and $39 million in the years ended December 31, 2016, 2015 and 2014, respectively
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	N/A

At the date the financial statements were issued, Forms 5500 were not available for the plan year ending in 2016.

Profit Sharing

Substantially all employees participate in profit sharing based on a percentage of pre-tax earnings, excluding special items, profit sharing expense and share-based compensation. Profit sharing percentages range from 5% to 20% depending on the work group, and in some cases profit sharing percentages vary above and below certain pre-tax margin thresholds. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. Eligible non-U.S. co-workers receive profit sharing based on the calculation under the U.S. profit sharing plan for management and administrative employees. The Company recorded profit sharing and related payroll tax expense of $628 million, $698 million and $235 million in 2016, 2015 and 2014, respectively. Profit sharing expense is recorded as a component of Salaries and related costs in the Company’s statements of consolidated operations.

NOTE 9 - FAIR VALUE MEASUREMENTS

Fair Value Information. Accounting standards require us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are described in Note 8 of this report. The table below presents disclosures about the fair value of financial assets and liabilities measured at fair value on a recurring basis in the Company’s financial statements as of December 31 (in millions):

	2016				2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	UAL
Cash and cash equivalents	$2,179	$2,179	$—	$—	$3,006	$3,006	$—	$—
Short-term investments:
Corporate debt	835	—	835	—	891	—	891	—
Asset-backed securities	792	—	792	—	710	—	710	—
Certificates of deposit placed through an account registry service (“CDARS”)	246	—	246	—	281	—	281	—
U.S. government and agency notes	140	—	140	—	72	—	72	—
Auction rate securities	—	—	—	—	9	—	—	9
Other fixed-income securities	54	—	54	—	26	—	26	—
Other investments measured at NAV (a)	182	—	—	—	201	—	—	—
Restricted cash	124	124	—	—	206	206	—	—
Enhanced equipment trust certificates (“EETC”)	23	—	—	23	26	—	—	26
Fuel derivatives liability, net	—	—	—	—	124	—	124	—

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

Available-for-sale investment maturities—The short-term investments shown in the table above are classified as available-for-sale. As of December 31, 2016, asset-backed securities have remaining maturities of less than one year to approximately 30 years, corporate debt securities have remaining maturities of less than one year to approximately five years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately three years. The EETC securities mature in 2019.

Derivative instruments and investments presented in the table above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of December 31 (in millions):

	Fair Value of Debt by Fair Value Hierarchy Level
	2016					2015
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$10,767	$11,055	$—	$8,184	$2,871	$10,897	$11,371	$—	$8,646	$2,725

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term investments and Restricted cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, (c) internally-developed models of the expected future cash flows related to the securities, or (d) broker quotes obtained by third-party valuation services.

Fuel derivatives	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

NOTE 10—HEDGING ACTIVITIES

Fuel Derivatives

As of December 31, 2016, the Company did not have any fuel hedging contracts outstanding to hedge its fuel consumption. The last of the Company’s fuel hedge derivatives designated for cash flow hedge accounting expired in December 2016. The Company’s current strategy is to not enter into transactions to hedge its fuel consumption, although the Company regularly reviews its strategy based on market conditions and other factors.

The Company records each derivative instrument as a derivative asset or liability (on a gross basis) in its consolidated balance sheets, and, accordingly, records any related collateral on a gross basis. The table below presents the fair value amounts of fuel derivative assets and liabilities and the location of amounts recognized in the Company’s financial statements.

At December 31, the Company’s derivatives were reported in its consolidated balance sheets as follows (in millions):

Classification	Balance Sheet Location	2016	2015
Derivatives designated as cash flow hedges
Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$—	$119
Derivatives not designated for hedge accounting
Liabilities:
Fuel contracts due within one year	Fuel derivative instruments	$—	$5
Total derivatives

Total liabilities		$—	$124

The following tables present the fuel hedge gains (losses) recognized during the periods presented and their classification in the financial statements (in millions):

Derivatives designated as cash flow hedges

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Income (Fuel Expense) (Effective Portion)		Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net (Ineffective Portion)
	2016	2015	2016	2015	2016	2015
Fuel contracts	$(4)	$(320)	$(217)	$(604)	$—	$—

Derivatives not designated for hedge accounting

	Amount of Loss Recognized in Nonoperating income (expense): Miscellaneous, net
	2016	2015	2014
Fuel contracts	$—	$(80)	$(462)

Foreign Currency Derivatives

As of December 31, 2016, the Company did not have any foreign currency contracts outstanding to hedge its foreign currency sales. The last of the Company’s foreign currency derivatives designated for cash flow hedge accounting expired in December 2016. The Company’s current strategy is to not enter into transactions to hedge its foreign currency sales, although the Company regularly reviews its strategy based on market conditions and other factors.

NOTE 11 - DEBT

(In millions)	At December 31,
	2016	2015
Secured
Notes payable, fixed interest rates of 1.42% to 9.75% (weighted average rate of 4.85% as of December 31, 2016), payable through 2028	$7,586	$7,971
Notes payable, floating interest rates of the London Interbank Offered Rate (“LIBOR”) plus 0.20% to 2.85%, payable through 2028	1,546	1,302
Term loan, LIBOR subject to a 0.75% floor, plus 2.50%, or alternative rate based on certain market rates plus 1.50%, due 2019	866	875
Term loan, LIBOR subject to a 0.75% floor, plus 2.75%, or alternative rate based on certain market rates plus 1.75%, due 2021	192	194
Unsecured
6% Senior Notes due 2020 (a)	300	300
6.375% Senior Notes due 2018 (a)	300	300
Other	101	100

	10,891	11,042

Less: unamortized debt discount, premiums and debt issuance costs	(124)	(145)
Less: current portion of long-term debt	(849)	(1,224)

Long-term debt, net	$9,918	$9,673

(a) UAL is the issuer of this debt. United is a guarantor.

The table below presents the Company’s contractual principal payments at December 31, 2016 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

2017	$849
2018	1,427
2019	1,852
2020	1,007
2021	1,174
After 2021	4,582

$10,891

As of December 31, 2016, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. As of December 31, 2016, UAL and United were in compliance with their respective debt covenants. Continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.

Secured debt

2013 Credit and Guaranty Agreement. United and UAL are parties to a Credit and Guaranty Agreement (the “Credit Agreement”) as the borrower and guarantor, respectively. The Credit Agreement consists of a $900 million term loan due April 2019 (of which $866 million was outstanding as of December 31, 2016) (the “Term Loan due 2019”), a $500 million term loan due September 2021 (of which $192 million was outstanding as of December 31, 2016) (the “Term Loan due 2021”) and a $1.35 billion revolving credit facility, with $1.35 billion being available for drawing until April 2018 and $1.315 billion being available for drawing until January 2019.

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

As of December 31, 2016, United had its entire capacity of $1.35 billion available under the revolving credit facility of the Company’s Credit Agreement.

As of December 31, 2016, United had cash collateralized $72 million of letters of credit. United also had $383 million of surety bonds securing various obligations at December 31, 2016. Most of the letters of credit have evergreen clauses and are expected to be renewed on an annual basis and the surety bonds have expiration dates through 2021.

EETCs. United has $7.5 billion principal amount of equipment notes outstanding issued under EETC financings included in notes payable in the table of outstanding debt above. Generally, the structure of these EETC financings consists of pass-through trusts created by United to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by United and secured by its aircraft. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on United’s consolidated balance sheet because the proceeds held by the depositary are not United’s assets.

In September 2016 and June 2016, United created separate EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. United expects to receive all proceeds from the September 2016 and June 2016 pass-through trusts by the end of the second quarter of 2017. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2016 are as follows (in millions, except stated interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of December 31, 2016	Proceeds received from issuance of debt during 2016	Remaining proceeds from issuance of debt to be received in future periods
September 2016	AA	$637	October 2028	2.875%	$80	$80	$557
September 2016	A	283	October 2028	3.10%	36	36	247
June 2016	AA	729	July 2028	3.10%	410	410	319
June 2016	A	324	July 2028	3.45%	182	182	142

		$1,973			$708	$708	$1,265

In 2016, United borrowed approximately $369 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2016. The notes evidencing these borrowings, which are secured by the related aircraft, have maturity dates ranging from 2026 to 2028 and have interest rates comprised of the LIBOR plus a specified margin.

Unsecured debt

5% Senior Notes due 2024. In January 2017, United issued $300 million aggregate principal amount of 5% Senior Notes due February 1, 2024 (the “5% Senior Notes due 2024”). These notes are fully and unconditionally guaranteed and recorded by United on its balance sheet as debt. The indenture for the 5% Senior Notes due 2024 requires UAL to offer to repurchase the notes for cash if certain changes of control of UAL occur at a purchase price equal to 101% of the principal amount of notes repurchased plus accrued and unpaid interest.

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

6.375% Senior Notes due 2018 6% Senior Notes due 2020 5% Senior Notes due 2024	The indentures for these notes contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness and pay dividends on or repurchase stock, although the Company currently has ample ability under these restrictions to repurchase stock under the Company’s share repurchase program.

NOTE 12 - ADVANCED PURCHASE OF MILES

United previously sold MileagePlus miles to Chase which United recorded as Advanced purchase of miles. The remaining balance of pre-purchased miles is eligible to be allocated by Chase to MileagePlus members’ accounts in 2017. The Company has recorded these amounts as Advanced purchase of miles in the liabilities section of the Company’s consolidated balance sheets. The Co-Brand Agreement contains termination penalties that may require United to make certain payments and repurchase outstanding pre-purchased miles in cases such as United’s insolvency, bankruptcy or other material breaches.

NOTE 13 - LEASES AND CAPACITY PURCHASE AGREEMENTS

United leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles.

At December 31, 2016, United’s scheduled future minimum lease payments under operating leases having initial or remaining noncancelable lease terms of more than one year, aircraft leases, including aircraft rent under CPAs and capital leases (substantially all of which are for aircraft) were as follows (in millions):

	Capital Leases	Facility and Other Operating Leases	Aircraft Operating Leases
2017	$183	$1,256	$1,271
2018	170	1,106	1,074
2019	105	991	894
2020	85	1,104	669
2021	84	888	551
After 2021	915	6,702	2,049

Minimum lease payments	$1,542	$12,047	$6,508

Imputed interest	(604)

Present value of minimum lease payments	938
Current portion	(116)

Long-term obligations under capital leases	$822

As of December 31, 2016, United’s aircraft capital lease minimum payments relate to leases of 38 mainline and 29 regional aircraft as well as to leases of nonaircraft assets. Imputed interest rate ranges are 3.5% to 20.8%.

Aircraft operating leases have initial terms of five to 26 years, with expiration dates ranging from 2017 through 2028. Under the terms of most leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value, and in others, at fair market value or a percentage of cost. United has facility operating leases that extend to 2041.

During 2015, the Company reached an agreement with AerCap Holdings N.V., a major aircraft leasing company, to lease used Airbus S.A.S (“Airbus”) A319s. Five such aircraft are expected to be delivered in 2017. In addition, up to 14 more aircraft may be delivered over the next four years subject to certain conditions.

United is the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $1.4 billion of underlying debt and interest thereon as of December 31, 2016. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning a variable interest entity (“VIE”). To the extent United’s leases and related guarantees are with a separate legal entity other than a governmental entity, United is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option, or similar feature.

In 2016, United signed a seven year lease extension through 2024 with the Metropolitan Washington Airports Authority to continue its use of terminals at Washington Dulles International Airport.

United’s nonaircraft rent expense was approximately $1.2 billion, $1.3 billion and $1.4 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

In addition to nonaircraft rent and aircraft rent, which is separately presented in the consolidated statements of operations, United had aircraft rent related to regional aircraft operating leases, which is included as part of Regional capacity purchase expense in United’s consolidated statement of operations, of $439 million, $461 million and $442 million for the years ended December 31, 2016, 2015 and 2014, respectively.

In connection with UAL Corporation’s and United Air Lines, Inc.’s fresh-start reporting requirements upon their exit from Chapter 11 bankruptcy protection in 2006 and the Company’s acquisition accounting adjustments related to the Company’s merger transaction in 2010, lease valuation adjustments for operating leases were initially recorded in the consolidated balance sheet, representing the net present value of the differences between contractual lease rates and the fair market lease rates for similar leased assets at the time. An asset (liability) results when the contractual lease rates are more (less) favorable than market lease terms at the valuation date. The lease valuation adjustment is amortized on a straight-line basis as an increase (decrease) to rent expense over the individual applicable remaining lease terms, resulting in recognition of rent expense as if United had entered into the leases at market rates. The related remaining lease terms, primarily related to aircraft which make up the majority of the fair value lease adjustment balance, are one to eight years for United. The lease valuation adjustments are classified within other noncurrent liabilities and the net accretion amounts are $82 million, $107 million and $160 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Regional CPAs

United has CPAs with certain regional carriers. We purchase all of the capacity from the flights covered by the CPA at a negotiated price. We pay the regional carrier a predetermined rate, subject to annual inflation adjustments, primarily for block hours flown (the hours from gate departure to gate arrival) and other operating factors and reimburse the regional carrier for various pass-through expenses related to the flights. Under the CPAs, we are responsible for the cost of providing fuel for all flights and for paying aircraft rent for all of the aircraft covered by the CPAs. Generally, the CPAs contain incentive bonus and rebate provisions based upon each regional carrier’s operational performance. United’s CPAs are for 494 regional aircraft, and the CPAs have terms expiring through 2029. Aircraft operated under CPAs include aircraft leased directly from the regional carriers and those owned by United or leased from third-party lessors and operated by the regional carriers. See Part I, Item 2, “Properties” of this report for additional information.

In 2016 and 2015, Republic Airline Inc. (“Republic”), a wholly-owned subsidiary of Republic Airways Holdings (“Republic Airways”), purchased and took delivery of 16 new 76-seat Embraer S.A. (“Embraer”) E175 aircraft, and placed these aircraft into service under the United Express brand. Subsequent to the Chapter 11 bankruptcy filing by Republic Airways and certain of its subsidiaries in the first quarter of 2016, United entered into amendments to its CPA with Republic in 2016 for Republic to operate a total of 28 Embraer E175 aircraft, 16 of which were delivered as previously described and 12 of which remain to be delivered in 2017. In connection with the amended CPA, United will own the 12 remaining Embraer E175 aircraft.

In 2016, United agreed to purchase 12 new Embraer E175 aircraft that were previously expected to be purchased by one of its United Express operators, and in the first quarter of 2017, United entered into a CPA amendment with Mesa Air Group, Inc. (“Mesa Air Group”) and Mesa Airlines, Inc. (“Mesa”), a wholly-owned subsidiary of Mesa Air Group, for Mesa to operate these 12 additional Embraer E175 aircraft under the United Express brand. As of December 31, 2016, all 12 of these aircraft are expected to be delivered in 2017.

In 2015, United entered into amendments to the CPA with SkyWest Airlines, Inc. (“SkyWest”), a wholly-owned subsidiary of SkyWest, Inc., to operate an additional 25 new 76-seat Embraer E175 aircraft under the United Express brand. SkyWest purchased all of these 76-seat aircraft directly from the manufacturer with seven deliveries remaining in 2017.

In 2015, United entered into a new CPA with Champlain Enterprises, LLC d/b/a CommutAir (“CommutAir”), pursuant to which CommutAir will operate 40 used Embraer ERJ145 aircraft under the United Express brand that are currently being operated by a different United Express regional carrier, with transfers that are continuing through 2018. As of December 31, 2016, 28 aircraft are still pending transfer.

Our future commitments under our CPAs are dependent on numerous variables, and are therefore difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. United’s estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier or deemed to be leased from other regional carriers and facility rent that are disclosed as part of aircraft and nonaircraft operating leases. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier’s operational performance will remain at historic levels and (5) an annual projected inflation rate. These amounts exclude variable pass-through costs such as fuel and landing fees, among others. Based on these assumptions as of December 31, 2016, our future payments through the end of the terms of our CPAs are presented in the table below (in billions):

2017	$1.9
2018	1.9
2019	1.3
2020	1.0
2021	1.0
After 2021	4.3

$11.4

The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. For example, a 10% increase or decrease in scheduled block hours for all of United’s regional operators (whether as a result of changes in average daily utilization or otherwise) in 2017 would result in a corresponding change in annual cash obligations under the CPAs of approximately $147 million.

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

The Company’s evaluation of its association with VIEs is described below:

Aircraft Leases. We are the lessee in a number of operating leases covering the majority of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for VIEs. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case for many of our operating leases; however, leases of 37 mainline jet aircraft contain a fixed-price purchase option that allow United to purchase the aircraft at predetermined prices on specified dates during the lease term. Additionally, leases covering 192 leased regional jet aircraft contain an option to purchase the aircraft at the end of the lease term at prices that, depending on market conditions, could be below fair value. United has not consolidated the related trusts because, even taking into consideration these purchase options, United is still not the primary beneficiary. United’s maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments in Note 13 of this report.

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Commitments. As of December 31, 2016, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Embraer and Airbus presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350-1000	35
Boeing 737NG/737MAX	165
Boeing 777-300ER	12
Boeing 787-8/-9/-10	21
Embraer E175	24
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery from 2017 through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company’s future capital commitments could change.

The table below summarizes United’s commitments as of December 31, 2016, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other capital purchase commitments for the years ended December 31 (in billions). Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

2017	$4.5
2018	3.2
2019	3.1
2020	2.5
2021	2.2
After 2021	7.8

$23.3

In the first quarter of 2017, the Company announced that it will retire its fleet of Boeing 747 aircraft from scheduled service by the end of 2017. The Company does not expect there to be a material impact to depreciation and amortization expense.

As of December 31, 2016, United had $1.3 billion in financing available through EETC transactions for the financing of all of its aircraft deliveries scheduled in the first half of 2017. See Note 11 of this report for additional information on aircraft financing. The Company has also secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures.

Legal and Environmental. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. As of December 31, 2016, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of the litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition.

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

As of December 31, 2016, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.4 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. These tax-exempt special facilities revenue bonds are included in our lease commitments disclosed in Note 13 of this report. The leasing arrangements associated with $400 million of these obligations are accounted for as capital leases. All of these bonds are due between 2017 and 2038.

In United’s financing transactions that include loans, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2016, the Company had $2.6 billion of floating rate debt and $90 million of fixed rate debt, with remaining terms of up to 12 years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate balance of $2.6 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

As of December 31, 2016, United is the guarantor of $168 million of aircraft mortgage debt issued by one of United’s regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described above for the Company’s debt and the Company would potentially be responsible for those costs under the guarantees.

Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2016, approximately $1.5 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2016, the Company’s contingent exposure was approximately $234 million principal amount of such bonds based on its recent consortia participation. The Company’s contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2017 to 2049. The Company did not record a liability at the time these indirect guarantees were made.

Regional Capacity Purchase. As of December 31, 2016, United had 223 call options to purchase regional jet aircraft being operated by certain regional carriers. At December 31, 2016, none of the call options were exercisable because none of the required conditions to make an option exercisable by United was met.

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

Labor Negotiations. As of December 31, 2016, United, including its subsidiaries, had approximately 88,000 employees. Approximately 80% of United’s employees were represented by various U.S. labor organizations as of December 31, 2016. In January 2016, United’s pilots, represented by the Air Line Pilots Association, International (“ALPA”), agreed to extend their contract through January 31, 2019. In March 2016, the Company’s dispatchers, represented by the Professional Airline Flight Control Association, agreed to extend their current contract through 2021. In April 2016, the fleet service, passenger service, storekeeper and other employees represented by the International Association of Machinists and Aerospace Workers (“IAM”) ratified seven new contracts with the Company which extended the contracts through 2021. In August 2016, United’s flight attendants, represented by the AFA, ratified a five-year joint collective bargaining agreement through 2021. In December 2016, the technicians and related employees, represented by the IBT, ratified a six-year joint collective bargaining agreement which extended the contract through 2022. The agreements with ALPA and IBT contain provisions that require the Company to align contract terms with other airlines’ workgroups under certain conditions.

NOTE 16 - SPECIAL ITEMS

Special items classified as special charges in the statements of consolidated operations consisted of the following for the years ended December 31 (in millions):

Operating:	2016	2015	2014
Impairment of assets	$412	$79	$49
Cleveland airport lease restructuring	74	—	—
Labor agreement costs	64	18	—
Severance and benefit costs	37	107	199
(Gains) losses on sale of assets and other special charges	51	122	195

Special charges	638	326	443
Nonoperating and income taxes:
Losses (gain) on extinguishment of debt and other	(1)	202	74
Income tax benefit related to special charges	(229)	(11)	(10)
Income tax adjustments (Notes 6 and 7)	180	(3,130)	—

Total operating and nonoperating special items, net of income taxes	$588	$(2,613)	$507

2016

In April 2016, the Federal Aviation Administration (“FAA”) announced that it will designate Newark Liberty International Airport (“Newark”) as a Level 2 schedule-facilitated airport under the International Air Transport Association Worldwide Slot Guidelines effective October 30, 2016. The designation was associated with an updated demand and capacity analysis of Newark by the FAA. In 2016, the Company determined that the FAA’s action impaired the entire value of its Newark slots because the slots are no longer the mechanism that governs take-off and landing rights. Accordingly, the Company recorded a $412 million special charge ($264 million net of taxes) to write off the intangible asset.

In 2016, the City of Cleveland agreed to amend the Company’s lease, which runs through 2029, associated with certain excess airport terminal space (principally Terminal D) and related facilities at Hopkins International Airport (“Cleveland”). The Company recorded an accrual for remaining payments under the lease for facilities that the Company no longer uses and will continue to incur costs under the lease without economic benefit to the Company. This liability was measured and recorded at its fair value when the Company ceased its right to use such facilities leased to it pursuant to the lease. The Company recorded a net charge of $74 million ($47 million net of taxes) related to the amended lease.

The fleet service, passenger service, storekeeper and other employees represented by the IAM ratified seven new contracts with the Company which extended the contracts through 2021. The technicians and related employees represented by the IBT ratified a six-year joint collective bargaining agreement which extended the contract through 2022. During 2016, the Company recorded $171 million ($110 million net of taxes) of special charges primarily for payments in conjunction with the IAM and IBT agreements described above. As part of the ratified contract with the IBT, the Company amended some of its technicians and related employees’ postretirement medical plans. The amendments triggered curtailment accounting, resulting in the recognition of a one-time $60 million gain ($38 million net of taxes) for accelerated recognition of a prior service credit in one of the plans. Also, as part of the ratified contract with the AFA, the Company amended two of its flight attendant postretirement medical plans. The amendments triggered curtailment accounting, resulting in the recognition of a one-time $47 million gain ($30 million net of taxes) for accelerated recognition of a prior service credit.

During 2016, the Company recorded $37 million ($24 million net of taxes) of severance and benefit costs related to a voluntary early-out program for the Company’s flight attendants and other severance agreements. In 2014, more than 2,500 flight attendants elected to voluntarily separate from the Company for a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through the end of 2016.

During 2016, the Company recorded gains and losses on sale of assets and other special charges of $51 million ($33 million net of taxes). In addition, the Company recorded $8 million ($5 million net of taxes) of losses due to exchange rate changes in Venezuela applicable to funds held in local currency and recorded a $9 million ($6 million net of taxes) gain on the sale of an affiliate.

2015

During its annual assessment in the fourth quarter, the Company recorded $33 million ($22 million net of related income tax benefit) related to the impairment of its indefinite-lived intangible assets (certain domestic slots and international Pacific routes), $8 million for the write-off of unexercised aircraft purchase options and $7 million for inventory held for sale. For the full-year 2015, the Company also recorded other impairments, including $10 million for discontinued internal software projects and $10 million for the impairment of several engines held for sale.

The Company recorded $107 million of severance and benefit costs primarily related to a voluntary early-out program for its flight attendants. In 2014, more than 2,500 flight attendants elected to voluntarily separate from the Company for a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through the end of 2016.

During 2015, the Company also recorded $18 million related to collective bargaining agreements, $60 million of integration-related costs primarily related to systems integration and training for employees, $32 million related to charges for settlements in connection with legal matters, $16 million for the cease use of an aircraft under lease and $14 million for losses on the sale of aircraft and other miscellaneous gains and losses.

The Company recorded $202 million of losses as part of Nonoperating income (expense): Miscellaneous, net due primarily to the write-off of $134 million related to the unamortized non-cash debt discount from the extinguishment of the 6% Notes due 2026 and the 6% Notes due 2028. During 2015, the Company also recorded a $61 million foreign exchange loss related to its cash holdings in Venezuela. The Venezuelan government has maintained currency controls and fixed official exchange rates (i.e. Sistema Complementario de Administracion de Divisas (“SICAD”), and Sistema Marginal de Divisas (“SIMADI”)) for many years. Previously, airlines were permitted to use the more favorable SICAD rate (13.5 Venezuelan bolivars to one U.S. dollar) if repatriating profits and for payments of local goods and services in Venezuela. During 2015, many of the payments for local goods and services transitioned to utilizing the SIMADI rate (200 Venezuelan bolivars to one U.S. dollar) or were required to be paid in U.S. dollars. Furthermore, the Venezuelan government has not permitted the exchange and repatriations of local currency since mid-2014. As a result, the Company changed the exchange rate from historical SICAD rates to a combination of SIMADI and SICAD rates based on projections of future cash payments. Including this adjustment, the Company’s resulting cash balance held in Venezuelan bolivars at December 31, 2015 was approximately $13 million.

2014

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

The Company recorded $141 million of severance and benefit costs related primarily to a voluntary early-out program for its flight attendants. More than 2,500 participants elected a one-time opportunity to voluntarily separate from the Company for a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through the end of 2016. In addition, the Company recorded $58 million of severance and benefits primarily related to reductions of management and front-line employees, including from Cleveland, as part of its cost savings initiatives.

The Company recorded $66 million for the permanent grounding of 21 of the Company’s Embraer ERJ 135 regional aircraft under lease through 2018, which included an accrual for remaining lease payments and an amount for maintenance return conditions. The Company decided to permanently ground these 21 Embraer ERJ 135 aircraft as a result of new Embraer E175 regional jet deliveries, the impact of pilot shortages at regional carriers and fuel prices. The Company also recorded $33 million for losses on the sale of assets and other special charges. In addition, $96 million of integration-related costs included compensation costs related to systems integration, training, severance and relocation for employees.

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

Accrual Activity

Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft is as follows (in millions):

	Severance/ Benefit Costs	Permanently Grounded Aircraft
Balance at December 31, 2013	$91	$11
Accrual	199	102
Payments	(181)	(11)

Balance at December 31, 2014	109	102
Accrual	107	30
Payments	(189)	(54)

Balance at December 31, 2015	27	78
Accrual and related adjustments	37	(17)
Payments	(50)	(20)

Balance at December 31, 2016	$14	$41

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

The Company’s operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the years ended December 31 is presented in the table below (in millions):

2016
Domestic (U.S. and Canada)	$22,202
Pacific	4,959
Atlantic	6,157
Latin America	3,238

Total	$36,556

2015
Domestic (U.S. and Canada)	$21,931
Pacific	5,498
Atlantic	7,068
Latin America	3,367

Total	$37,864

2014
Domestic (U.S. and Canada)	$22,320
Pacific	5,767
Atlantic	7,321
Latin America	3,493

Total	$38,901

The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. The Company’s operations involve an insignificant level of dedicated revenue-producing assets in geographic regions as the overwhelming majority of the Company’s revenue producing assets (primarily U.S. registered aircraft) can be deployed in any of its geographic regions.

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

UAL	Quarter Ended
(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2016
Operating revenue	$8,195	$9,396	$9,913	$9,052
Income from operations	649	1,060	1,624	1,005
Net income	313	588	965	397
Basic earnings per share	0.88	1.78	3.02	1.26
Diluted earnings per share	0.88	1.78	3.01	1.26
2015
Operating revenue	$8,608	$9,914	$10,306	$9,036
Income from operations	741	1,445	1,899	1,081
Net income	508	1,193	4,816	823
Basic earnings per share	1.33	3.14	12.83	2.24
Diluted earnings per share	1.32	3.14	12.82	2.24

UAL’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results. UAL’s quarterly results were impacted by the following significant items (in millions):

	Quarter Ended
	March 31	June 30	September 30	December 31
2016
Operating:
Impairment of assets	$—	$412	$—	$—
Cleveland airport lease restructuring	74	—	—	—
Labor agreement costs and related items	100	10	14	(60)
Severance and benefit costs	8	6	13	10
(Gains) losses on sale of assets and other special charges	8	6	18	19

Special charges	190	434	45	(31)
Nonoperating and income taxes:
Losses (gain) on extinguishment of debt and other	8	(9)	—	—
Income tax expense (benefit) related to special charges	(72)	(153)	(16)	12
Income tax adjustments (Note 6)	—	—	—	180

Total operating and nonoperating special items, net of income taxes	$126	$272	$29	$161

2015
Operating:
Impairment of assets	$2	$11	$18	$48
Labor agreement costs and related items	—	—	—	18
Severance and benefit costs	50	25	28	4
(Gains) losses on sale of assets and other special charges	12	19	30	61

Special charges	64	55	76	131
Nonoperating and income taxes:
Losses on extinguishment of debt and other	6	128	61	7
Income tax benefit related to special charges	—	—	—	(11)
Income tax expense (benefit) associated with valuation allowance release	—	—	(3,218)	88

Total operating and nonoperating special items, net of income taxes	$70	$183	$(3,081)	$215

See Note 16 of this report for additional information of these items.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of December 31, 2016, disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2016

During the three months ended December 31, 2016, there was no change in UAL’s or United’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United Continental Holdings, Inc.

We have audited United Continental Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 23, 2017

United Continental Holdings, Inc. Management Report on Internal Control Over Financial Reporting

February 23, 2017

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, Ernst & Young LLP, who audited UAL’s consolidated financial statements included in this Form 10-K, has issued a report on UAL’s internal control over financial reporting, which is included herein.

United Airlines, Inc. Management Report on Internal Control Over Financial Reporting

February 23, 2017

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

Under the supervision and with the participation of management, including United’s Chief Executive Officer and Chief Financial Officer, United conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United’s Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was effective as of December 31, 2016.

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

Certain information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2017 Annual Meeting of Stockholders. Information regarding the executive officers of UAL is presented below.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

EXECUTIVE OFFICERS OF UAL

The executive officers of UAL as of February 23, 2017 are listed below, along with their ages, tenure as officer and business background for at least the last five years.

Michael P. Bonds. Age 54. Mr. Bonds has served as Executive Vice President Human Resources and Labor Relations of UAL and United since October 2010. From June 2005 to September 2010, Mr. Bonds served as Senior Vice President Human Resources and Labor Relations of Continental Airlines, Inc. (“Continental”). Mr. Bonds joined Continental in 1995.

Brett J. Hart. Age 47. Mr. Hart has served as Executive Vice President and General Counsel of UAL and United since February 2012. Mr. Hart served as acting Chief Executive Officer and principal executive officer of the Company, on an interim basis, from October 2015 to March 2016. From December 2010 to February 2012, he served as Senior Vice President, General Counsel and Secretary of UAL, United and Continental. From June 2009 to December 2010, Mr. Hart served as Executive Vice President, General Counsel and Corporate Secretary at Sara Lee Corporation, a consumer food and beverage company. From March 2005 to May 2009, Mr. Hart served as Deputy General Counsel and Chief Global Compliance Officer of Sara Lee Corporation. Mr. Hart joined UAL in 2010.

Gregory L. Hart. Age 51. Mr. Hart has served as Executive Vice President and Chief Operations Officer of UAL and United since February 2014. From December 2013 to February 2014, he served as Senior Vice President Operations of UAL and United. From September 2012 to December 2013, Mr. Hart served as Senior Vice President Technical Operations of United. From October 2010 to September 2012, Mr. Hart served as Senior Vice President Network of United and Continental. From September 2008 to September 2010, Mr. Hart served as Vice President Network Strategy of Continental. Mr. Hart joined Continental in 1997.

Linda P. Jojo. Age 51. Ms. Jojo has served as Executive Vice President and Chief Information Officer of UAL and United since November 2014. From July 2011 to October 2014, Ms. Jojo served as Executive Vice President and Chief Information Officer of Rogers Communications, Inc., a Canadian communications and media company. From October 2008 to June 2011, Ms. Jojo served as Chief Information Officer of Energy Future Holdings, a Dallas-based privately held energy company and electrical utility provider.

Chris Kenny. Age 52. Mr. Kenny has served as Vice President and Controller of UAL and United since October 2010. From September 2003 to September 2010, Mr. Kenny served as Vice President and Controller of Continental. Mr. Kenny joined Continental in 1997.

J. Scott Kirby. Age 49. Mr. Kirby has served as President of UAL and United since August 2016. Prior to joining the Company, from December 2013 to August 2016, Mr. Kirby served as President of American Airlines Group and American Airlines, Inc. Mr. Kirby also previously served as President of US Airways from October 2006 to December 2013. Mr. Kirby held significant other leadership roles at US Airways and at America West prior to the 2005 merger of those carriers, including Executive Vice President—Sales and Marketing (2001 to 2006); Senior Vice President, e-business (2000 to 2001); Vice President, Revenue Management (1998 to 2000);

Vice President, Planning (1997 to 1998); and Senior Director, Scheduling and Planning (1995 to 1998). Prior to joining America West, Mr. Kirby worked for American Airlines Decision Technologies and at the Pentagon.

Andrew C. Levy. Age 47. Mr. Levy has served as Executive Vice President and Chief Financial Officer since August 2016. From November 2014 to August 2016, he was the Chief Executive Officer and Managing Partner of AML Ventures, LLC, an investment and advisory firm specializing in the airline industry. Previously, Mr. Levy held leadership roles at Allegiant Travel Company (“Allegiant”) for thirteen years, including as Chief Operating Officer and a Director from September 2013 to October 2014; President from September 2009 to October 2014; Chief Financial Officer from October 2007 to May 2010; and Managing Director, Planning & Treasurer from April 2001 to October 2010. Prior to joining Allegiant, Mr. Levy worked at Mpower Communications, Inc., Savoy Capital and ValuJet Airlines, Inc.

Oscar Munoz. Age 58. Mr. Munoz has served as Chief Executive Officer since September 2015, and also as President from September 2015 until August 2016. From February 2015 to September 2015, Mr. Munoz served as President and Chief Operating Officer of CSX Corporation (“CSX”), a railroad and intermodal transportation services company, overseeing operations, sales and marketing, human resources, service design and information technology. Prior to his appointment as President and Chief Operating Officer of CSX, Mr. Munoz served as Executive Vice President and Chief Operating Officer of CSX Transportation from January 2012 to February 2015 and as Executive Vice President and Chief Financial Officer of CSX from 2003 to 2012. Mr. Munoz has been a member of the UAL Board of Directors (“Board of Directors”) since 2010.

There are no family relationships among the executive officers or the directors of UAL. The executive officers are elected by the Board of Directors each year and hold office until the next annual meeting of stockholders, until their successors are elected and qualified, or until their earlier death, resignation or removal.

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

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2017 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2017 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2017 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee of the Board of Directors has adopted a policy on pre-approval of services of the Company’s independent registered public accounting firm. As a wholly-owned subsidiary of UAL, United’s audit services are determined by UAL. The policy provides that the Audit Committee shall pre-approve all audit and non-audit services to be provided to UAL and its subsidiaries and affiliates by its independent auditors. The process by which this is carried out is as follows:

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

On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. The Audit Committee has considered whether the 2016 and 2015 non-audit services provided by Ernst & Young LLP, the Company’s independent registered public accounting firm, are compatible with maintaining auditor independence.

All of the services in 2016 and 2015 under the Audit Fees, Audit Related Fees, Tax Fees and All Other Fees categories below have been approved by the Audit Committee pursuant to paragraph (c)(7) of Rule 2-01 of Regulation S-X of the Exchange Act.

The aggregate fees billed for professional services rendered by the Company’s independent auditors in 2016 and 2015 are as follows (in thousands):

Service	2016	2015
Audit Fees	$3,751	$4,193
Audit Related Fees	215	98
Tax Fees	1,252	2,050
All Other Fees	2	5

	$5,220	$6,346

Note: UAL and United amounts are the same.

AUDIT FEES

For 2016 and 2015, audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements and the audit of the effectiveness of internal control over financial reporting of United Continental Holdings, Inc. and its wholly-owned subsidiaries. Audit fees also include the audit of the consolidated financial statements of United, employee benefit plan audits, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.

AUDIT RELATED FEES

For 2016 and 2015, fees for audit related services consisted of professional services related to due diligence and understanding key process changes and identifying and testing changes in the internal control environment prior to implementation of system conversions.

TAX FEES

Tax fees for 2016 and 2015 include professional services provided for foreign and state tax returns, research and consultations regarding tax accounting, and tax compliance matters and assistance in assembling data to prepare for and respond to governmental reviews of past tax filings, exclusive of tax services rendered in connection with the audit.

ALL OTHER FEES

Fees for all other services billed in 2016 and 2015 consist of subscriptions to Ernst & Young LLP’s on-line accounting research tool.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements. The financial statements required by this item are listed in Part II, Item 8, Financial Statements and Supplementary Data herein.

(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits. The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K and is incorporated herein by this reference. Each management contract or compensatory plan or arrangement is denoted with a “†” in the Exhibit Index.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CONTINENTAL HOLDINGS, INC. UNITED AIRLINES, INC. (Registrants)

By:	/s/ Andrew C. Levy
Andrew C. Levy
Executive Vice President and Chief Financial Officer

Date: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Continental Holdings, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ Oscar Munoz Oscar Munoz	Chief Executive Officer, Director (Principal Executive Officer)

/s/ Andrew C. Levy Andrew C. Levy	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Chris Kenny Chris Kenny	Vice President and Controller (Principal Accounting Officer)

/s/ Carolyn Corvi Carolyn Corvi	Director

/s/ Jane C. Garvey Jane C. Garvey	Director

/s/ Barney Harford Barney Harford	Director

/s/ Todd M. Insler Todd M. Insler	Director

/s/ Walter Isaacson Walter Isaacson	Director

/s/ James A.C. Kennedy James A.C. Kennedy	Director

Signature	Capacity

/s/ Robert A. Milton Robert A. Milton	Director

/s/ William R. Nuti William R. Nuti	Director

/s/ Sito Pantoja Sito Pantoja	Director

/s/ Edward M. Philip Edward M. Philip	Director

/s/ Edward L. Shapiro Edward L. Shapiro	Director

/s/ Laurence E. Simmons Laurence E. Simmons	Director

/s/ David J. Vitale David J. Vitale	Director

/s/ James M. Whitehurst James M. Whitehurst	Director

Date:    February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of United Airlines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ Oscar Munoz Oscar Munoz	Chief Executive Officer (Principal Executive Officer)

/s/ Andrew C. Levy Andrew C. Levy	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)

/s/ Chris Kenny Chris Kenny	Vice President and Controller (Principal Accounting Officer)

/s/ Gregory L. Hart Gregory L. Hart	Director

/s/ J. Scott Kirby J. Scott Kirby	Director

Date: February 23, 2017

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2016, 2015 and 2014

(In millions) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other	Balance at End of Period
Allowance for doubtful accounts—UAL and United:
2016	$18	$18	$26	$—	$10
2015	22	25	29	—	18
2014	13	45	36	—	22
Obsolescence allowance—spare parts—UAL and United:
2016	$235	$61	$16	$15	$295
2015	169	38	—	28	235
2014	162	35	28	—	169
Valuation allowance for deferred tax assets—UAL:
2016	$48	$47	$27	$—	$68
2015	4,751	—	4,703	—	48
2014	4,591	156	—	4	4,751
Valuation allowance for deferred tax assets—United:
2016	$48	$47	$27	$—	$68
2015	4,721	—	4,673	—	48
2014	4,561	167	—	(7)	4,721

(a) Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

Plan of Merger

*2.1	UAL United	Agreement and Plan of Merger, dated as of May 2, 2010, by and among UAL Corporation, Continental Airlines, Inc. and JT Merger Sub Inc. (schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to UAL’s Form 8-K filed May 4, 2010, Commission file number 1-6033, and incorporated herein by reference)

*2.2	United	Agreement and Plan of Merger, dated as of March 28, 2013, by and between Continental Airlines, Inc. and United Air Lines, Inc. (filed as Exhibit 2.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

Articles of Incorporation and Bylaws

*3.1	UAL	Amended and Restated Certificate of Incorporation of United Continental Holdings, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*3.2	UAL	Amended and Restated Bylaws of United Continental Holdings, Inc. (filed as Exhibit 3.1 to UAL’s Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*3.3	United	Amended and Restated Certificate of Incorporation of United Airlines, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

*3.4	United	Amended and Restated By-laws of United Airlines, Inc. (filed as Exhibit 3.2 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

Instruments Defining Rights of Security Holders, Including Indentures

*4.1	UAL United	Amended and Restated Indenture, dated as of January 11, 2013, by and among United Continental Holdings, Inc. as Issuer, United Air Lines, Inc. as Guarantor, and the Bank of New York Mellon Trust Company, N.A. as Trustee, providing for issuance of 6% Notes due 2028, 6% Notes due 2026 and 8% Notes due 2024 (filed as Exhibit 4.6 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*4.2	UAL United	First Supplemental Indenture, dated as of April 1, 2013, by and among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Amended and Restated Indenture, dated as of January 11, 2013 (filed as Exhibit 4.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.3	UAL United	Second Supplemental Indenture, dated as of September 13, 2013, by and among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Amended and Restated Indenture, dated as of January 11, 2013 (filed as Exhibit 4.1 to UAL’s Form 8-K filed September 19, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.4	United	Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit to 4.1 to Continental’s Form S-3/A filed July 18, 1997, Commission file number 1-10323, and incorporated herein by reference)

*4.5	UAL United	Fourth Supplemental Indenture, dated as of October 1, 2010, by and among Continental Airlines, Inc., United Continental Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to the Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit 4.3 to UAL’s Form 8-K dated October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.6	UAL United	Fifth Supplemental Indenture, dated as of May 15, 2014, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to UAL’s Form 8-K filed on May 19, 2014, Commission file number 1-6033, and incorporated herein by reference)

*4.7	UAL United	Indenture, dated as of May 7, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.8	UAL United	First Supplemental Indenture, dated as of May 7, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 6.375% Senior Notes due 2018 (filed as Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.9	UAL United	Form of 6.375% Senior Notes due 2018 (filed as Exhibit A to Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.10	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.11	UAL United	Second Supplemental Indenture, dated as of November 8, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 6.000% Senior Notes due 2020 (filed as Exhibit 4.2 to UAL’s Form 8-K filed on November 12, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.12	UAL United	Form of 6.000% Senior Notes due 2020 (filed as Exhibit 4.3 to UAL’s Form 8-K filed on November 12, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.13	UAL United	Form of Notation of Note Guarantee (filed as Exhibit 4.4 to UAL’s Form 8-K filed on November 12, 2013, Commission file number 1-6033, and incorporated herein by reference)

Material Contracts

*†10.1	UAL	Agreement, dated April 19, 2016, by and among PAR Capital Management, Inc., Altimeter Capital Management, LP, United Continental Holdings, Inc. and the other signatories listed on the signature page thereto (filed as Exhibit 10.1 to UAL’s Form 8-K filed April 20, 2016, Commission file number 1-6033, and incorporated herein by reference)

†10.2	UAL	United Continental Holdings, Inc. Profit Sharing Plan (amended and restated effective January 1, 2016)

*†10.3	UAL United	Employment Agreement, dated December 31, 2015, among United Continental Holdings, Inc., United Airlines, Inc. and Oscar Munoz (filed as Exhibit 10.1 to UAL’s Form 8-K/A filed January 7, 2016, Commission file number 1-6033, and incorporated herein by reference)

*†10.4	UAL United	Amendment to Employment Agreement, dated April 19, 2016, by and among United Continental Holdings, Inc., United Airlines, Inc. and Oscar Munoz (filed as Exhibit 10.1 to UAL’s Form 8-K filed April 20, 2016, Commission file number 1-6033, and incorporated herein by reference)

*†10.5	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and James E. Compton (filed as Exhibit 10.12 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.6	UAL United	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Gerald Laderman (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*†10.7	UAL	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Michael P. Bonds (filed as Exhibit 10.10 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.8	UAL United	United Continental Holdings, Inc. Senior Officer Severance Plan (effective October 1, 2014) (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*†10.9	UAL	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc., Continental Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.21 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.10	UAL United	Performance Award Agreement, dated May 5, 2016, by and among United Continental Holdings, Inc., United Airlines, Inc. and Brett J. Hart (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2016, Commission file number 1-6033, and incorporated herein by reference)

*†10.11	UAL	Form of Stock Option Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2016, Commission file number 1-6033, and incorporated herein by reference)

*†10.12	UAL	Form of Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2016, Commission file number 1-6033, and incorporated herein by reference)

*†10.13	UAL	Confidentiality and Non-Competition Agreement, dated April 23, 2009, by and among Continental Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.1 to Continental Airlines, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.14	UAL United	Separation Agreement, dated as of September 8, 2015, by and among United Continental Holdings, Inc., United Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.1 to UAL’s Form 8-K filed September 8, 2015, Commission file number 1-6033, and incorporated herein by reference)

*†10.15	UAL	Description of Benefits for Officers of United Continental Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.11 to UAL’s Form 10-K for the year ended December 31, 2015, Commission file number 1-6033 and incorporated herein by reference)

*†10.16	UAL	United Continental Holdings, Inc. Officer Travel Policy (filed as Exhibit 10.24 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.17	UAL	United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Annex A to UAL Corporation’s 2013 Definitive Proxy Statement filed on April 26, 2013, Commission file number 1-6033, and incorporated herein by reference) (now named the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

*†10.18	UAL	First Amendment to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (changing the name to United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Annex A to UAL’s Definitive Proxy Statement filed on April 26, 2013, Commission file number 1-6033, and incorporated herein by reference)

†10.19	UAL	Second Amendment to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan

*†10.20	UAL	Form of Stock Option Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.25 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

†10.21	UAL	Form of Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (stock settled)

*†10.22	UAL	Form of Restricted Share Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (awards during and after 2014) (filed as Exhibit 10.27 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-6033, and incorporated by reference)

*†10.23	UAL	United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.31 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.24	UAL	First Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (effective with respect to performance periods beginning on or after January 1, 2012) (filed as Exhibit 10.33 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.25	UAL	Second Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.29 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*†10.26	UAL	Third Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*†10.27	UAL	Fourth Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.22 to UAL’s Form 10-K for the year ended December 31, 2015, Commission file number 1-6033 and incorporated herein by reference)

*†10.28	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (ROIC awards) (filed as Exhibit 10.23 to UAL’s Form 10-K for the year ended December 31, 2015, Commission file number 1-6033 and incorporated herein by reference)

*†10.29	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (Relative Pre-tax Margin awards) (for performance periods beginning on or after January 1, 2015) (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*†10.30	UAL	United Continental Holdings, Inc. Incentive Plan 2010, as amended and restated February 17, 2011 (previously named the Continental Airlines, Inc. Incentive Plan 2010) (filed as Annex B to UAL’s Definitive Proxy Statement filed April 26, 2013, Commission file number 1-6033, and incorporated herein by reference)

*†10.31	UAL	First Amendment to the United Continental Holdings, Inc. Incentive Plan 2010, as amended and restated February 17, 2011 (filed as Annex B to UAL’s 2013 Definitive Proxy Statement filed on April 26, 2013, Commission file number 1-6033, incorporated herein by reference)

*†10.32	UAL	United Continental Holdings, Inc. Annual Incentive Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (as amended and restated February 21, 2013) (filed as Exhibit 10.43 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*†10.33	UAL	United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (filed as Exhibit 10.43 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.34	UAL	First Amendment to the United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (effective with respect to performance periods beginning on or after January 1, 2012) (filed as Exhibit 10.49 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.35	UAL	Second Amendment to the United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (effective with respect to performance periods beginning on or after January 1, 2014) (filed as Exhibit 10.40.2 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-6033, and incorporated herein by reference)

*†10.36	UAL	Form of Annual Incentive Program Award Notice pursuant to the United Continental Holdings, Inc. Annual Incentive Program (for fiscal years beginning on or after January 1, 2013) (filed as Exhibit 10.47 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*†10.37	UAL	Form of Long-Term Relative Performance Award Notice pursuant to the United Continental Holdings, Inc. Long-Term Relative Performance Program (for use with respect to performance periods beginning January 1, 2014) (filed as Exhibit 10.45 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-6033, and incorporated herein by reference)

*†10.38	UAL	Description of Compensation and Benefits for United Continental Holdings, Inc. Non-Employee Directors (filed as Exhibit 10.30 to UAL’s Form 10-K for the year ended December 31, 2014, Commission file number 1-6033, and incorporated herein by reference)

*†10.39	UAL	United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated, effective February 20, 2014, filed as Annex A to UAL’s Definitive Proxy Statement filed April 25, 2014, Commission file number 1-6033, and incorporated herein by reference)

*†10.40	UAL	Form of Share Unit Award Notice pursuant to the United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (filed as Exhibit 10.9 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated herein by reference) (for awards granted on or after June 2011)

*†10.41	UAL	Continental Airlines, Inc. 1998 Stock Incentive Plan (filed as Exhibit 4.3 to Continental’s Form S-8 Registration Statement (No. 333-57297), Commission file number 1-10323, and incorporated herein by reference)

*†10.42	UAL	Amendment No. 1 to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan (filed as Exhibit 10.2 to Continental’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, Commission file no. 1-10323, and incorporated herein by reference)

*†10.43	UAL	Amendment to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan (filed as Exhibit 10.5 to Continental’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission file no. 1-10323 and incorporated herein by reference)

*†10.44	UAL	Form of Outside Director Stock Option Grant pursuant to the Continental Airlines, Inc. 1998 Incentive Plan (filed as Exhibit 10.12(c) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.45	UAL	Continental Airlines, Inc. Incentive Plan 2000, as amended and restated (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*†10.46	UAL	Amendment to Incentive Plan 2000, dated as of March 12, 2004 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended March 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*†10.47	UAL	Second Amendment to Incentive Plan 2000, dated as of June 6, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.48	UAL	Third Amendment to Incentive Plan 2000, dated as of September 14, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.49	UAL	Form of Outside Director Stock Option Agreement pursuant to Incentive Plan 2000 (filed as Exhibit 10.14(b) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*†10.50	UAL	Form of Outside Director Stock Option Grant pursuant to Incentive Plan 2000 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.51	UAL	Form of Non-Employee Director Option Grant Document pursuant to Continental Airlines, Inc. Incentive Plan 2010, as amended and restated through February 17, 2010 (filed as Exhibit 10.2(a) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.52	UAL	United Air Lines, Inc. Management Cash Direct & Cash Match Program (amended and restated effective January 1, 2014) (filed as Exhibit 10.64 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-10323, and incorporated herein by reference)

*†10.53	UAL	United Continental Holdings, Inc. Executive Severance Plan (effective October 1, 2014) (filed as Exhibit 10.1 to UAL’s Form 8-K filed June 20, 2014, Commission file number 1-10323, and incorporated herein by reference)

*^10.54	UAL United	Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.27 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.55	UAL United	Letter Agreement No. 1 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.28 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.56	UAL United	Letter Agreement No. 2 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.29 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.57	UAL United	Amended and Restated Letter Agreement No. 2 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.9 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.58	UAL United	Letter Agreement No. 3 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.30 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.59	UAL United	Amended and Restated Letter Agreement No. 3 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.10 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.60	UAL United	Letter Agreement No. 4 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.31 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.61	UAL United	Amended and Restated Letter Agreement No. 4 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.11 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.62	UAL United	Letter Agreement No. 5 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.32 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.63	UAL United	Letter Agreement No. 6 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.33 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.64	UAL United	Letter Agreement No. 7 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.34 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.65	UAL United	Letter Agreement No. 8 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.35 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.66	UAL United	Letter Agreement No. 9 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.36 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.67	UAL United	Letter Agreement No. 10 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.37 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.68	UAL United	Letter Agreement No. 11 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.38 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.69	UAL United	Letter Agreement No. 12 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.39 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.70	UAL United	Letter Agreement No. 13 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.40 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.71	UAL United	Amendment No. 1 to the Airbus A350-900XWB Purchase Agreement, dated June 25, 2010, by and among Airbus S.A.S and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.72	UAL United	Amendment No. 2 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.8 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.73	UAL United	Amended and Restated Letter Agreement No. 5 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.12 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.74	UAL United	Amended and Restated Letter Agreement No. 6 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.13 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.75	UAL United	Amended and Restated Letter Agreement No. 7 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.14 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.76	UAL United	Amended and Restated Letter Agreement No. 10 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.15 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.77	UAL United	Amended and Restated Letter Agreement No. 12 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.16 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.78	UAL United	Letter Agreement No. 14 to the Airbus A350-900XWB Purchase Agreement, dated May 6, 2016, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.79	UAL United	Purchase Agreement No. 1951, including exhibits and side letters thereto, dated July 23, 1996, by and among Continental and Boeing (filed as Exhibit 10.8 to Continental’s Form 10-Q for the quarter ended June 30, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.80	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 1951, dated October 10, 1996 (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.81	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 1951, dated March 5, 1997 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 1997, Commission file number 1-10323 and incorporated herein by reference)

*^10.82	UAL United	Supplemental Agreement No. 3, including exhibit and side letter, to Purchase Agreement No. 1951, dated July 17, 1997 (filed as Exhibit 10.14(c) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.83	UAL United	Supplemental Agreement No. 4, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.14(d) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.84	UAL United	Supplemental Agreement No. 5, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.85	UAL United	Supplemental Agreement No. 6, including exhibits and side letters, to Purchase Agreement No. 1951, dated July 30, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.86	UAL United	Supplemental Agreement No. 7, including side letters, to Purchase Agreement No. 1951, dated November 12, 1998 (filed as Exhibit 10.24(g) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.87	UAL United	Supplemental Agreement No. 8, including side letters, to Purchase Agreement No. 1951, dated December 7, 1998 (filed as Exhibit 10.24(h) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.88	UAL United	Letter Agreement No. 6-1162-GOC-131R1 to Purchase Agreement No. 1951, dated March 26, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.89	UAL United	Supplemental Agreement No. 9, including side letters, to Purchase Agreement No. 1951, dated February 18, 1999 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.90	UAL United	Supplemental Agreement No. 10, including side letters, to Purchase Agreement No. 1951, dated March 19, 1999 (filed as Exhibit 10.4(a) to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.91	UAL United	Supplemental Agreement No. 11, including side letters, to Purchase Agreement No. 1951, dated March 14, 1999 (filed as Exhibit 10.4(a) to Continental’s Form 10-Q for the quarter ended June 30, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.92	UAL United	Supplemental Agreement No. 12, including side letters, to Purchase Agreement No. 1951, dated July 2, 1999 (filed as Exhibit 10.8 to Continental’s Form 10-Q for the quarter ended September 30, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.93	UAL United	Supplemental Agreement No. 13 to Purchase Agreement No. 1951, dated October 13, 1999 (filed as Exhibit 10.25(n) to Continental’s Form 10-K for the year ended December 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.94	UAL United	Supplemental Agreement No. 14 to Purchase Agreement No. 1951, dated December 13, 1999 (filed as Exhibit 10.25(o) to Continental’s Form 10-K for the year ended December 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.95	UAL United	Supplemental Agreement No. 15, including side letters, to Purchase Agreement No. 1951, dated January 13, 2000 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.96	UAL United	Supplemental Agreement No. 16, including side letters, to Purchase Agreement No. 1951, dated March 17, 2000 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.97	UAL United	Supplemental Agreement No. 17, including side letters, to Purchase Agreement No. 1951, dated May 16, 2000 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.98	UAL United	Supplemental Agreement No. 18, including side letters, to Purchase Agreement No. 1951, dated September 11, 2000 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended September 30, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.99	UAL United	Supplemental Agreement No. 19, including side letters, to Purchase Agreement No. 1951, dated October 31, 2000 (filed as Exhibit 10.20(t) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.100	UAL United	Supplemental Agreement No. 20, including side letters, to Purchase Agreement No. 1951, dated December 21, 2000 (filed as Exhibit 10.20(u) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.101	UAL United	Supplemental Agreement No. 21, including side letters, to Purchase Agreement No. 1951, dated March 30, 2001 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.102	UAL United	Supplemental Agreement No. 22, including side letters, to Purchase Agreement No. 1951, dated May 23, 2001 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.103	UAL United	Supplemental Agreement No. 23, including side letters, to Purchase Agreement No. 1951, dated June 29, 2001 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.104	UAL United	Supplemental Agreement No. 24, including side letters, to Purchase Agreement No. 1951, dated August 31, 2001 (filed as Exhibit 10.11 to Continental’s Form 10-Q for the quarter ended September 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.105	UAL United	Supplemental Agreement No. 25, including side letters, to Purchase Agreement No. 1951, dated December 31, 2001 (filed as Exhibit 10.22(z) to Continental’s Form 10-K for the year ended December 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.106	UAL United	Supplemental Agreement No. 26, including side letters, to Purchase Agreement No. 1951, dated March 29, 2002 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.107	UAL United	Supplemental Agreement No. 27, including side letters, to Purchase Agreement No. 1951, dated November 6, 2002 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.108	UAL United	Supplemental Agreement No. 28, including side letters, to Purchase Agreement No. 1951, dated April 1, 2003 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.109	UAL United	Supplemental Agreement No. 29, including side letters, to Purchase Agreement No. 1951, dated August 19, 2003 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.110	UAL United	Supplemental Agreement No. 30 to Purchase Agreement No. 1951, dated November 4, 2003 (filed as Exhibit 10.23(ae) to Continental’s Form 10-K for the year ended December 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.111	UAL United	Supplemental Agreement No. 31 to Purchase Agreement No. 1951, dated August 20, 2004 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.112	UAL United	Supplemental Agreement No. 32, including side letters, to Purchase Agreement No. 1951, dated December 29, 2004 (filed as Exhibit 10.21(ag) to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.113	UAL United	Supplemental Agreement No. 33, including side letters, to Purchase Agreement No. 1951, dated December 29, 2004 (filed as Exhibit 10.21(ah) to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.114	UAL United	Supplemental Agreement No. 34 to Purchase Agreement No. 1951, dated June 22, 2005 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.115	UAL United	Supplemental Agreement No. 35 to Purchase Agreement No. 1951, dated June 30, 2005 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.116	UAL United	Supplemental Agreement No. 36 to Purchase Agreement No. 1951, dated July 28, 2005 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.117	UAL United	Supplemental Agreement No. 37 to Purchase Agreement No. 1951, dated March 30, 2006 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.118	UAL United	Supplemental Agreement No. 38 to Purchase Agreement No. 1951, dated June 6, 2006 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.119	UAL United	Supplemental Agreement No. 39 to Purchase Agreement No. 1951, dated August 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.120	UAL United	Supplemental Agreement No. 40 to Purchase Agreement No. 1951, dated December 5, 2006 (filed as Exhibit 10.23(ao) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.121	UAL United	Supplemental Agreement No. 41 to Purchase Agreement No. 1951, dated June 1, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.122	UAL United	Supplemental Agreement No. 42 to Purchase Agreement No. 1951, dated June 12, 2007 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.123	UAL United	Supplemental Agreement No. 43 to Purchase Agreement No. 1951, dated July 18, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.124	UAL United	Supplemental Agreement No. 44 to Purchase Agreement No. 1951, dated December 7, 2007 (filed as Exhibit 10.21(as) to Continental’s Form 10-K for the year ended December 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.125	UAL United	Supplemental Agreement No. 45 to Purchase Agreement No. 1951, dated February 20, 2008 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.126	UAL United	Supplemental Agreement No. 46 to Purchase Agreement No. 1951, dated June 25, 2008 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.127	UAL United	Supplemental Agreement No. 47 to Purchase Agreement No. 1951, dated October 30, 2008 (filed as Exhibit 10.21(av) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.128	UAL United	Supplemental Agreement No. 48 to Purchase Agreement No. 1951, dated January 29, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.129	UAL United	Supplemental Agreement No. 49 to Purchase Agreement No. 1951, dated May 1, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.130	UAL United	Supplemental Agreement No. 50 to Purchase Agreement No. 1951, dated July 23, 2009 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.131	UAL United	Supplemental Agreement No. 51 to Purchase Agreement No. 1951, dated August 5, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.132	UAL United	Supplemental Agreement No. 52 to Purchase Agreement No. 1951, dated August 31, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.133	UAL United	Supplemental Agreement No. 53 to Purchase Agreement No. 1951, dated December 23, 2009 (filed as Exhibit 10.22(bb) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.134	UAL United	Supplemental Agreement No. 54 to Purchase Agreement No. 1951, dated March 2, 2010 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.135	UAL United	Supplemental Agreement No. 55 to Purchase Agreement No. 1951, dated March 31, 2010 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.136	UAL United	Supplemental Agreement No. 56 to Purchase Agreement No. 1951, dated August 12, 2010 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2010, Commission File Number 1-10323, and incorporated herein by reference)

*^10.137	UAL United	Supplemental Agreement No. 57 to Purchase Agreement No. 1951, dated March 2, 2011 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*^10.138	UAL United	Supplemental Agreement No. 58 to Purchase Agreement No. 1951, dated January 6, 2012 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.139	UAL United	Supplemental Agreement No. 59 to Purchase Agreement No. 1951, dated July 12, 2012 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.140	UAL United	Supplemental Agreement No. 60 to Purchase Agreement No. 1951, dated November 7, 2012 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.141	UAL United	Supplemental Agreement No. 61 to Purchase Agreement No. 1951, dated September 11, 2013 (filed as Exhibit 10.1 for the quarter ended September 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.142	UAL United	Supplemental Agreement No. 62 to Purchase Agreement No. 1951, dated January 14, 2015 (filed as Exhibit 10.3 for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*^10.143	UAL United	Supplemental Agreement No. 63 to Purchase Agreement No. 1951, dated May 26, 2015 (filed as Exhibit 10.1 for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.144	UAL United	Supplemental Agreement No. 64 to Purchase Agreement No. 1951, dated June 12, 2015 (filed as Exhibit 10.2 for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.145	UAL United	Aircraft General Terms Agreement, dated October 10, 1997, by and among Continental and Boeing (filed as Exhibit 10.15 to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.146	UAL United	Letter Agreement 6-1162-CHL-048, dated February 8, 2002, by and among Continental and Boeing (filed as Exhibit 10.44 to Continental’s Form 10-K for the year ended December 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.147	UAL United	Purchase Agreement No. 2484, including exhibits and side letters, dated December 29, 2004, by and among Continental and Boeing (filed as Exhibit 10.27 to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.148	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 2484, dated June 30, 2005 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.149	UAL United	Supplemental Agreement No. 2, including exhibits and side letters, to Purchase Agreement No. 2484, dated January 20, 2006 (filed as Exhibit 10.27(b) to Continental’s Form 10-K for the year ended December 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.150	UAL United	Supplemental Agreement No. 3 to Purchase Agreement No. 2484, dated May 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.151	UAL United	Supplemental Agreement No. 4 to Purchase Agreement No. 2484, dated July 14, 2006 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.152	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 2484, dated March 12, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.153	UAL United	Supplemental Agreement No. 6 to Purchase Agreement No. 2484, dated October 22, 2008 (filed as Exhibit 10.25(f) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.154	UAL United	Supplemental Agreement No. 7 to Purchase Agreement No. 2484, dated November 7, 2012 (filed as Exhibit 10.179 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.155	UAL United	Supplemental Agreement No. 8 to Purchase Agreement No. 2484, dated June 17, 2013 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.156	UAL United	Supplemental Agreement No. 9 to Purchase Agreement No. 2484, dated June 6, 2014 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated herein by reference)

*^10.157	UAL United	Supplemental Agreement No. 10 to Purchase Agreement No. 2484, dated January 14, 2015 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*^10.158	UAL United	Supplemental Agreement No. 11 to Purchase Agreement No. 2484, dated April 30, 2015 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.159	UAL United	Amended and Restated Letter Agreement No. 11, dated August 8, 2005, by and among Continental and General Electric Company (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.160	UAL United	Agreement, dated May 7, 2003, by and among Continental and the United States of America, acting through the Transportation Security Administration (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.161	UAL United	Purchase Agreement No. PA-03784, dated July 12, 2012, between The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.162	UAL United	Supplemental Agreement No. 01 to Purchase Agreement No. PA-03784, dated September 27, 2012 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.163	UAL United	Supplemental Agreement No. 02 to Purchase Agreement Number PA-03784, dated March 1, 2013 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.164	UAL United	Supplemental Agreement No. 03 to Purchase Agreement Number PA-03784, dated June 27, 2013 (filed as Exhibit 10.7 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.165	UAL United	Supplemental Agreement No. 04 to Purchase Agreement Number PA-03784, dated September 11, 2013 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.166	UAL United	Supplemental Agreement No. 05 to Purchase Agreement Number PA-03784, dated March 3, 2014 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033 and incorporated herein by reference)

*^10.167	UAL United	Supplemental Agreement No. 06 to Purchase Agreement Number PA-03784, dated June 6, 2014 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated herein by reference)

*^10.168	UAL United	Supplemental Agreement No. 07 to Purchase Agreement Number PA-03784, dated May 26, 2015 (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323 and incorporated herein by reference)

*^10.169	UAL United	Supplemental Agreement No. 08 to Purchase Agreement Number PA-03784, dated June 12, 2015 (filed as Exhibit 10.7 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323 and incorporated herein by reference)

*^10.170	UAL United	Supplemental Agreement No. 9 to Purchase Agreement No. 03784, dated January 20, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.171	UAL United	Supplemental Agreement No. 10 to Purchase Agreement No. 03784, dated February 8, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.172	UAL United	Supplemental Agreement No. 11 to Purchase Agreement Number No. 03784, dated March 7, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.173	UAL United	Supplemental Agreement No. 12 to Purchase Agreement No. 03784, dated June 24, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.7 to UAL’s Form 10-Q for the quarter ended June 30, 2016, Commission file number 1-6033, and incorporated herein by reference)

^10.174	UAL United	Supplemental Agreement No. 13 to Purchase Agreement No. 03784, dated December 27, 2016, between The Boeing Company and United Airlines, Inc.

*^10.175	UAL United	Purchase Agreement No. PA-03776, dated July 12, 2012, between The Boeing Company and United Continental Holdings, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.176	UAL United	Supplemental Agreement No. 01 to Purchase Agreement No. 03776, dated June 17, 2013 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.177	UAL United	Purchase Agreement Assignment to Purchase Agreement No. 03776, dated October 23, 2013, between United Continental Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.178	UAL United	Supplemental Agreement No. 02 to Purchase Agreement No. 03776, dated January 14, 2015 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*^10.179	UAL United	Supplemental Agreement No. 03 to Purchase Agreement No. 03776, dated May 26, 2015 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.180	UAL United	Supplemental Agreement No. 04 to Purchase Agreement No. 03776, dated June 12, 2015 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.181	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 03776, dated January 20, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.182	UAL United	Supplemental Agreement No. 6 to Purchase Agreement No. 03776, dated February 8, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

^10.183	UAL United	Supplemental Agreement No. 7 to Purchase Agreement No. 03776, dated December 27, 2016, between The Boeing Company and United Airlines, Inc.

*^10.184	UAL United	Letter Agreement No. 6-1162-KKT-080, dated July 12, 2012, among Boeing, United Continental Holdings, Inc., United Air Lines, Inc., and Continental Airlines, Inc. (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.185	UAL United	Purchase Agreement No. 3860, dated September 27, 2012, between Boeing and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.186	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 3860, dated June 17, 2013 (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.187	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 3860, dated December 16, 2013 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated by reference)

*^10.188	UAL United	Supplemental Agreement No. 3 to Purchase Agreement No. 3860, dated as of July 22, 2014 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2014, Commission file number 1-6033, and incorporated by reference)

*^10.189	UAL United	Supplemental Agreement No. 4 to Purchase Agreement No. 3860, dated as of January 14, 2015 (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated by reference)

*^10.190	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 3860, dated as of April 30, 2015 (filed as Exhibit 10.8 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated by reference)

*^10.191	UAL United	Supplemental Agreement No. 6 to Purchase Agreement No. 3860, dated as of December 31, 2015 (filed as Exhibit 10.178 to UAL’s Form 10-K for the year ended December 31, 2015, Commission file number 1-6033, and incorporated by reference)

*^10.192	UAL United	Supplemental Agreement No. 7 to Purchase Agreement No. 3860, dated March 7, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.193	UAL United	Letter Agreement to Purchase Agreement No. 3860, dated May 5, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2016, Commission file number 1-6033, and incorporated herein by reference)

^10.194	UAL United	Letter Agreement No. UAL-LA-1604287 to Purchase Agreement Nos. 3776, 3784 and 3860, dated December 27, 2016, between The Boeing Company and United Airlines, Inc.

*10.195	UAL United	Credit and Guaranty Agreement, dated as of March 27, 2013, among Continental Airlines, Inc. and United Air Lines, Inc., as co-borrowers, United Continental Holdings, Inc., as parent and a guarantor, the subsidiaries of United Continental Holdings, Inc. other than the co-borrowers party thereto from time to time, as guarantors, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to UAL’s Form 8-K filed March 28, 2013, Commission file number 1-6033, and incorporated herein by reference)

*10.196	UAL United	First Amendment to Credit and Guaranty Agreement, dated as of March 27, 2014 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2014, Commission file number 1-6033, and incorporated herein by reference)

*10.197	UAL United	Second Amendment to Credit and Guaranty Agreement, dated as of July 25, 2014 (filed as Exhibit 10.1 to UAL’s Form 8-K filed September 19, 2014, Commission file number 1-6033, and incorporated herein by reference)

*10.198	UAL United	Third Amendment to Credit and Guaranty Agreement, dated as of September 15, 2014 (filed as Exhibit 10.2 to UAL’s Form 8-K filed September 19, 2014, Commission file number 1-6033, and incorporated herein by reference)

*10.199	UAL United	Fourth Amendment to Credit and Guaranty Agreement, dated as of May 24, 2016 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2016, Commission file number 1-6033, and incorporated herein by reference)

Computation of Ratios

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

List of Subsidiaries

21	UAL United	List of United Continental Holdings, Inc. and United Airlines, Inc. Subsidiaries

Consents of Experts and Counsel

23.1	UAL	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Continental Holdings, Inc.

23.2	United	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Airlines, Inc.

Rule 13a-14(a)/15d-14(a) Certifications

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

Section 1350 Certifications

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Interactive Data File

101	UAL United	The following materials from each of United Continental Holdings, Inc.’s and United Airlines, Inc.’s Annual Reports on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Consolidated Operations, (ii) the Statements of Consolidated Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Stockholders’ Equity (Deficit) and (vi) the Combined Notes to Consolidated Financial Statements.

*	Previously filed.
†	Indicates management contract or compensatory plan or arrangement. Pursuant to Item 601(b)(10), United and Continental are permitted to omit certain compensation-related exhibits from this report and therefore only UAL is identified as the registrant for purposes of those items.
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.