Form 10-Q
period 2017-03-31
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2017-04-18
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

United Continental Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
United Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

United Continental Holdings, Inc.	Yes ☐ No ☐
United Airlines, Inc.	Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of April 12, 2017 is shown below:

United Continental Holdings, Inc.	309,656,006 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for United Airlines, Inc. common stock.

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

For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Operating revenue:
Passenger—Mainline	$5,831	$5,577
Passenger—Regional	1,343	1,413

Total passenger revenue	7,174	6,990
Cargo	220	194
Other operating revenue	1,026	1,011

Total operating revenue	8,420	8,195

Operating expense:
Salaries and related costs	2,661	2,490
Aircraft fuel	1,560	1,218
Landing fees and other rent	544	525
Regional capacity purchase	536	522
Depreciation and amortization	518	479
Aircraft maintenance materials and outside repairs	454	402
Distribution expenses	307	303
Aircraft rent	179	178
Special charges (Note 10)	51	190
Other operating expenses	1,332	1,239

Total operating expenses	8,142	7,546

Operating income	278	649

Nonoperating income (expense):
Interest expense	(150)	(159)
Interest capitalized	23	14
Interest income	11	8
Miscellaneous, net (Note 10)	(17)	(18)

Total nonoperating expense, net	(133)	(155)

Income before income taxes	145	494
Income tax expense	49	181

Net income	$96	$313

Earnings per share, basic	$0.31	$0.88

Earnings per share, diluted	$0.31	$0.88

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2017	2016
Net income	$96	$313

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments, net of taxes	1	78
Employee benefit plans, net of taxes	(8)	(24)

Total other comprehensive income (loss), net	(7)	54

Total comprehensive income, net	$89	$367

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,164	$2,179
Short-term investments	2,215	2,249
Receivables, less allowance for doubtful accounts (2017—$10; 2016—$10)	1,429	1,176
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2017—$314; 2016—$295)	900	873
Prepaid expenses and other	1,016	832

Total current assets	7,724	7,309

Operating property and equipment:
Owned—
Flight equipment	27,187	25,873
Other property and equipment	5,887	5,652

Total owned property and equipment	33,074	31,525
Less—Accumulated depreciation and amortization	(10,403)	(9,975)

Total owned property and equipment, net	22,671	21,550

Purchase deposits for flight equipment	922	1,059

Capital leases—
Flight equipment	1,247	1,319
Other property and equipment	342	331

Total capital leases	1,589	1,650
Less—Accumulated amortization	(941)	(941)

Total capital leases, net	648	709

Total operating property and equipment, net	24,241	23,318

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2017—$1,254; 2016—$1,234)	3,612	3,632
Deferred income taxes	598	655
Restricted cash	129	124
Other, net	618	579

Total other assets	9,480	9,513

Total assets	$41,445	$40,140

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) March 31, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$5,001	$3,730
Accounts payable	2,135	2,139
Frequent flyer deferred revenue	2,120	2,135
Accrued salaries and benefits	1,569	2,307
Current maturities of long-term debt	716	849
Current maturities of capital leases	113	116
Other	1,008	1,010

Total current liabilities	12,662	12,286

Long-term debt	11,178	9,918
Long-term obligations under capital leases	836	822

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,806	2,748
Postretirement benefit liability	1,608	1,581
Pension liability	1,851	1,892
Advanced purchase of miles	326	430
Lease fair value adjustment, net	256	277
Other	1,473	1,527

Total other liabilities and deferred credits	8,320	8,455

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 311,130,231 and 314,612,744 shares at March 31, 2017 and December 31, 2016, respectively	3	3
Additional capital invested	6,562	6,569
Retained earnings	3,536	3,427
Stock held in treasury, at cost	(816)	(511)
Accumulated other comprehensive loss	(836)	(829)

Total stockholders’ equity	8,449	8,659

Total liabilities and stockholders’ equity	$41,445	$40,140

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net cash provided by operating activities	$547	$1,199

Cash Flows from Investing Activities:
Capital expenditures	(691)	(816)
Purchases of short-term and other investments	(774)	(638)
Proceeds from sale of short-term and other investments	810	653
Proceeds from sale of property and equipment	4	17
Investment in and loans to affiliates	—	(40)
Other	8	1

Net cash used in investing activities	(643)	(823)

Cash Flows from Financing Activities:
Repurchases of common stock	(258)	(1,392)
Payments of long-term debt	(315)	(227)
Proceeds from issuance of long-term debt	755	42
Principal payments under capital leases	(31)	(34)
Other, net	(65)	(2)

Net cash provided (used) in financing activities	86	(1,613)

Net decrease in cash, cash equivalents and restricted cash	(10)	(1,237)
Cash, cash equivalents and restricted cash at beginning of the period	2,303	3,212

Cash, cash equivalents and restricted cash at end of the period (a)	$2,293	$1,975

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$711	$59
Airport construction financing	21	9
Operating lease conversions to capital lease	—	7

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$2,164	$1,795
Restricted cash included in Prepaid expenses and other	—	18
Other assets:
Restricted cash	129	162

Total cash, cash equivalents and restricted cash	$2,293	$1,975

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months EndedMarch 31,
	2017	2016
Operating revenue:
Passenger—Mainline	$5,831	$5,577
Passenger—Regional	1,343	1,413

Total passenger revenue	7,174	6,990
Cargo	220	194
Other operating revenue	1,026	1,011

Total operating revenue	8,420	8,195

Operating expense:
Salaries and related costs	2,661	2,490
Aircraft fuel	1,560	1,218
Landing fees and other rent	544	525
Regional capacity purchase	536	522
Depreciation and amortization	518	479
Aircraft maintenance materials and outside repairs	454	402
Distribution expenses	307	303
Aircraft rent	179	178
Special charges (Note 10)	51	190
Other operating expenses	1,332	1,238

Total operating expense	8,142	7,545

Operating income	278	650

Nonoperating income (expense):
Interest expense	(150)	(159)
Interest capitalized	23	14
Interest income	11	8
Miscellaneous, net (Note 10)	(16)	(18)

Total nonoperating expense, net	(132)	(155)

Income before income taxes	146	495
Income tax expense	49	181

Net income	$97	$314

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2017	2016
Net income	$97	$314

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments, net of taxes	1	78
Employee benefit plans, net of taxes	(8)	(24)

Total other comprehensive income (loss), net	(7)	54

Total comprehensive income, net	$90	$368

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,158	$2,173
Short-term investments	2,215	2,249
Receivables, less allowance for doubtful accounts (2017—$10; 2016—$10)	1,429	1,176
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2017—$314; 2016—$295)	900	873
Prepaid expenses and other	1,017	832

Total current assets	7,719	7,303

Operating property and equipment:
Owned—
Flight equipment	27,187	25,873
Other property and equipment	5,887	5,652

Total owned property and equipment	33,074	31,525
Less—Accumulated depreciation and amortization	(10,403)	(9,975)

Total owned property and equipment, net	22,671	21,550

Purchase deposits for flight equipment	922	1,059

Capital leases—
Flight equipment	1,247	1,319
Other property and equipment	342	331

Total capital leases	1,589	1,650
Less—Accumulated amortization	(941)	(941)

Total capital leases, net	648	709

Total operating property and equipment, net	24,241	23,318

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2017—$1,254; 2016—$1,234)	3,612	3,632
Deferred income taxes	555	612
Restricted cash	129	124
Other, net	616	579

Total other assets	9,435	9,470

Total assets	$41,395	$40,091

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	March 31, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$5,001	$3,730
Accounts payable	2,141	2,144
Frequent flyer deferred revenue	2,120	2,135
Accrued salaries and benefits	1,569	2,307
Current maturities of long-term debt	716	849
Current maturities of capital leases	113	116
Other	1,007	1,009

Total current liabilities	12,667	12,290

Long-term debt	11,178	9,918
Long-term obligations under capital leases	836	822

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,806	2,748
Postretirement benefit liability	1,608	1,581
Pension liability	1,851	1,892
Advanced purchase of miles	326	430
Lease fair value adjustment, net	256	277
Other	1,473	1,527

Total other liabilities and deferred credits	8,320	8,455

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both March 31, 2017 and December 31, 2016	—	—
Additional capital invested	3,271	3,573
Retained earnings	6,048	5,937
Accumulated other comprehensive loss	(836)	(829)
Receivable from related parties	(89)	(75)

Total stockholder’s equity	8,394	8,606

Total liabilities and stockholder’s equity	$41,395	$40,091

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net cash provided by operating activities	$535	$1,195

Cash Flows from Investing Activities:
Capital expenditures	(691)	(816)
Purchases of short-term investments and other investments	(774)	(638)
Proceeds from sale of short-term and other investments	810	653
Proceeds from sale of property and equipment	4	17
Investment in and loans to affiliates	—	(40)
Other	8	1

Net cash used in investing activities	(643)	(823)

Cash Flows from Financing Activities:
Dividend to UAL	(258)	(1,392)
Payments of long-term debt	(315)	(227)
Proceeds from issuance of long-term debt	755	42
Principal payments under capital leases	(31)	(34)
Other, net	(53)	2

Net cash provided (used) in financing activities	98	(1,609)

Net decrease in cash, cash equivalents and restricted cash	(10)	(1,237)
Cash, cash equivalents and restricted cash at beginning of the period	2,297	3,206

Cash, cash equivalents and restricted cash at end of the period (a)	$2,287	$1,969

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$711	$59
Airport construction financing	21	9
Operating lease conversions to capital lease	—	7

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$2,158	$1,789
Restricted cash included in Prepaid expenses and other	—	18
Other assets:
Restricted cash	129	162

Total cash, cash equivalents and restricted cash	$2,287	$1,969

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

The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that comply with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. The UAL and United financial statements should be read together with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results.

NOTE 1 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Accounting Standards Codification. The Company will use the full-retrospective approach in adopting this standard on January 1, 2018. Under the new standard, certain airline ancillary fees directly related to passenger revenue tickets, such as airline change fees and baggage fees, are likely to no longer be considered distinct performance obligations separate from the passenger travel component. In addition, the airline change fees which were previously recognized when received will likely be recognized when transportation is provided. The Company is evaluating other possible impacts from the new standard on its consolidated financial statements.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) (“ASU 2016-01”). This standard makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. It is effective for interim and annual periods beginning after December 15, 2017. Based on its portfolio of investments as of March 31, 2017, the Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The update requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through earnings as a component of income tax expense. Previously, these differences were generally recorded in additional paid-in capital and thus had no impact on net income. The change in treatment of excess tax benefits and tax deficiencies also impacts the computation of diluted earnings per share, and the cash flows associated with those items are classified as operating activities on the condensed statements of consolidated cash flows. Additionally, ASU 2016-09 permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as allowed under previous standards, or recognized when they occur. The amendments in this update became effective in the first quarter of 2017. The Company adopted this standard on January 1, 2017 and the standard did not have a material impact on its consolidated financial statements.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

The computations of UAL’s basic and diluted earnings per share are set forth below (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Earnings available to common stockholders	$96	$313

Basic weighted-average shares outstanding	313.7	354.3
Effect of employee stock awards	0.9	0.3

Diluted weighted-average shares outstanding	314.6	354.6

Earnings per share, basic	$0.31	$0.88
Earnings per share, diluted	$0.31	$0.88

The number of antidilutive securities excluded from the computation of diluted earnings per share amounts was not material.

In the three months ended March 31, 2017, UAL repurchased approximately 5 million shares of UAL common stock in open market transactions for $0.3 billion. As of March 31, 2017, the Company had approximately $1.5 billion remaining to purchase shares under its existing share repurchase authority. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss), net of tax (“AOCI”) (in millions):

				Deferred Taxes
UAL	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts	Investments and Other	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts	Total
Balance at December 31, 2016	$(854)	$(2)	$2	$24	$1	$(829)
Changes in value	(26)	—	—	10	—	(16)
Amounts reclassified to earnings	13	2	—	(5)	(1)	9

Net change	(13)	2	—	5	(1)	(7)

Balance at March 31, 2017	$(867)	$—	$2	$29	$—	$(836)

Balance at December 31, 2015	$(363)	$(215)	$3	$(154)	$(102)	$(831)
Changes in value	(43)	(16)	—	16	6	(37)
Amounts reclassified to earnings	5	138	—	(2)	(50)	91

Net change	(38)	122	—	14	(44)	54

Balance at March 31, 2016	$(401)	$(93)	$3	$(140)	$(146)	$(777)

Details about AOCI Components	Amount Reclassified from AOCI to Income		Affected Line Item in the Statements of Consolidated Operations
	Three Months Ended March 31,
	2017	2016
Fuel derivative contracts
Reclassifications of losses into earnings	$ 2	$ 138	Aircraft fuel
Pension and other postretirement liabilities
Amortization of unrecognized losses and prior service cost (credit) (a)	13	5	Salaries and related costs

(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional information).

NOTE 4 - INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was 33.8% and 36.6%, respectively, which represented a blend of federal, state and foreign taxes and included the impact of certain nondeductible items. The effective tax rate for the three months ended March 31, 2017 reflects the impact of discrete events including the recognition of excess tax benefits related to employee stock compensation as a result of the adoption of ASU 2016-09, as well as a change in the mix of domestic and foreign earnings.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Service cost	$49	$28	$2	$4
Interest cost	55	51	17	22
Expected return on plan assets	(60)	(54)	—	—
Amortization of unrecognized (gain) loss and prior service cost (credit)	31	18	(18)	(13)
Settlement loss	1	1	—	—

Total	$76	$44	$1	$13

During the three months ended March 31, 2017, the Company contributed $80 million to its U.S. domestic tax-qualified defined benefit pension plans.

Share-Based Compensation. During the three months ended March 31, 2017, UAL granted share-based compensation awards pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan. These share-based compensation awards include approximately 1.4 million restricted stock units (“RSUs”). A majority of the RSUs vest pro-rata, on February 28th of each year, over a three year period from the date of grant. These time-vested RSUs are generally stock-settled for domestic employees and cash-settled for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The remainder of the RSUs are performance-based and vest based on the Company’s relative improvement in pre-tax margin for the three years ending December 31, 2019. If this performance condition is achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the performance-based RSUs as liability awards.

The table below presents information related to share-based compensation (in millions):

	Three Months Ended March 31,
	2017	2016
Share-based compensation expense	$23	$10

	March 31, 2017	December 31, 2016
Unrecognized share-based compensation	$127	$65

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

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	March 31, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,164	$2,164	$—	$—	$2,179	$2,179	$—	$—
Short-term investments:
Corporate debt	804	—	804	—	835	—	835	—
Asset-backed securities	757	—	757	—	792	—	792	—
Certificates of deposit placed through an account registry service (“CDARS”)	224	—	224	—	246	—	246	—
U.S. government and agency notes	101	—	101	—	140	—	140	—
Other fixed-income securities	146	—	146	—	54	—	54	—
Other investments measured at NAV	183	—	—	—	182	—	—	—
Restricted cash	129	129	—	—	124	124	—	—
Enhanced equipment trust certificates (“EETC”)	22	—	—	22	23	—	—	23

Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale. As of March 31, 2017, asset-backed securities have remaining maturities of less than one year to approximately 19 years, corporate debt securities have remaining maturities of less than one year to approximately five years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately three years. The EETC securities mature in 2019.

Restricted Cash - Restricted cash primarily includes cash collateral associated with workers’ compensation obligations and collateral for letters of credit.

Investments presented in the table above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

Fair Value of Debt by Fair Value Hierarchy Level
	March 31, 2017					December 31, 2016
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$11,894	$12,321	$—	$9,040	$3,281	$10,767	$11,055	$—	$8,184	$2,871

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term investments and Restricted cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) broker quotes obtained by third-party valuation services.

Debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

Other investments measured at NAV	In accordance with the relevant accounting standards, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The investments measured using NAV are shares of mutual funds that invest in fixed-income instruments including bonds, debt securities, and other similar instruments issued by various U.S. and non-U.S. public- or private-sector entities. The Company can redeem its shares at any time at NAV subject to a three-day settlement period.

NOTE 7 - HEDGING ACTIVITIES

Fuel Derivatives

As of March 31, 2017, the Company did not have any fuel hedging contracts outstanding to hedge its fuel consumption. The last of the Company’s fuel hedge derivatives designated for cash flow hedge accounting expired in December 2016. The Company’s current strategy is to not enter into transactions to hedge its fuel consumption, although the Company regularly reviews its strategy based on market conditions and other factors.

The following table presents the impact of derivative instruments and their location within the Company’s unaudited statements of consolidated operations (in millions):

Derivatives designated as cash flow hedges

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense (a)
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Fuel contracts	$—	$(16)	$(2)	$(138)

(a) The 2017 loss reclassified from AOCI into fuel expense represents hedge losses on December 2016 settled trades, but for which the associated fuel purchased in December was not consumed until January 2017.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments. As of March 31, 2017, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Airbus S.A.S. (“Airbus”), and Embraer S.A. (“Embraer”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	35
Boeing 737NG/737 MAX	165
Boeing 777-300ER	6
Boeing 787	19
Embraer E175	24
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company’s future capital commitments could change. For the remainder of 2017, United expects to take delivery of four Boeing 737NG aircraft, one Boeing 787-9 aircraft, six Boeing 777-300ER aircraft, and 24 Embraer E175. Additionally, the Company also currently expects to take delivery of five used Airbus A319s in 2017. During the three months ended March 31, 2017, the Company also purchased 12 Boeing 737NG aircraft which were previously leased by United.

The table below summarizes United’s commitments as of March 31, 2017, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other capital purchase commitments. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

(in billions)
Last nine months of 2017	$2.9
2018	2.8
2019	3.5
2020	3.1
2021	2.2
After 2021	8.7

$23.2

As of March 31, 2017, United had $555 million in financing available through EETC transactions for the financing of all of its aircraft deliveries scheduled for the first half of 2017. See Note 9 of this report for additional information on aircraft financing. The Company has also secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures.

Regional CPAs. In February 2017, United entered into a five-year capacity purchase agreement (“CPA”) with Air Wisconsin Airlines for regional service under the United Express brand commencing no later than February 2018. Air Wisconsin will operate no less than 50 and up to 65 CRJ 200s.

The table below summarizes the Company’s future payments through the end of the terms of our CPAs, excluding variable pass-through costs such as fuel and landing fees, among others.

(in billions)
Last nine months of 2017	$1.3
2018	1.9
2019	1.4
2020	1.1
2021	1.0
After 2021	4.0

$10.7

Guarantees. As of March 31, 2017, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.4 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with approximately $421 million of these obligations are accounted for as capital leases. All of these bonds are due between 2017 and 2038.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At March 31, 2017, the Company had $3.0 billion of floating rate debt and $83 million of fixed rate debt, with remaining terms of up to 12 years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate balance of $3.0 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

As of March 31, 2017, United is the guarantor of $166 million of aircraft mortgage debt issued by one of United’s regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described above for the Company’s debt and the Company would potentially be responsible for those costs under the guarantees.

Labor Negotiations. As of March 31, 2017, United had approximately 88,400 active employees, of whom approximately 80% were represented by various U.S. labor organizations.

NOTE 9 - DEBT

As of March 31, 2017, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. As of March 31, 2017, UAL and United were in compliance with their debt covenants.

2017 Credit and Guaranty Agreement. On March 29, 2017, United and UAL, as borrower and guarantor, respectively, entered into an Amended and Restated Credit and Guaranty Agreement (the “2017 Credit Agreement”). The 2017 Credit Agreement consists of a $1.5 billion term loan due April 1, 2024, which (i) was used to retire the entire principal balance of the term loans under the credit and guaranty agreement, dated March 27, 2013 (as amended, the “2013 Credit Agreement”), and (ii) increased the term loan balance by approximately $440 million, and a $2.0 billion revolving credit facility available for drawing until April 1, 2022, which increased the available capacity under the revolving credit facility of the 2013 Credit Agreement. As of March 31, 2017, United had its entire capacity of $2.0 billion available under the revolving credit facility. The obligations of United under the 2017 Credit Agreement are secured by liens on certain international route authorities, certain take-off and landing rights and related assets of United.

Borrowings under the 2017 Credit Agreement bear interest at a variable rate equal to LIBOR, subject to a 0% floor, plus a margin of 2.25% per annum, or another rate based on certain market interest rates, plus a margin of 1.25% per annum. The principal amount of the term loan must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof, commencing on June 30, 2017, with any unpaid balance due on April 1, 2024. United may prepay all or a portion of the loan from time to time, at par plus accrued and unpaid interest. United pays a commitment fee equal to 0.75% per annum on the undrawn amount available under the revolving credit facility.

The 2017 Credit Agreement includes covenants that, among other things, require the Company to maintain at least $2.0 billion of unrestricted liquidity and a minimum ratio of appraised value of collateral to the outstanding obligations under the Credit Agreement of 1.60 to 1.0. The 2017 Credit Agreement contains events of default customary for this type of financing, including a cross default and cross acceleration provision to certain other material indebtedness of the Company. Under the provisions of the 2017 Credit Agreement, UAL’s ability to make investments and to pay dividends on, or repurchase, UAL’s common stock is restricted.

EETCs. In September 2016 and June 2016, United created EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The pass-through certificates represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not United’s assets. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2017 are as follows (in millions, except stated interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of March 31, 2017	Proceeds received from issuance of debt during 2017	Remaining proceeds from issuance of debt to be received in future periods
September 2016	AA	$ 637	October 2028	2.875%	$ 253	$ 173	$ 384
September 2016	A	283	October 2028	3.10%	112	76	171
June 2016	AA	729	July 2028	3.10%	729	319	—
June 2016	A	324	July 2028	3.45%	324	142	—

		$ 1,973			$ 1,418	$ 710	$ 555

5% Senior Notes due 2024. In January 2017, United issued $300 million aggregate principal amount of 5% Senior Notes due February 1, 2024 (the “5% Senior Notes due 2024”). These notes are fully and unconditionally guaranteed and recorded by United on its balance sheet as debt. The indenture for the 5% Senior Notes due 2024 requires UAL to offer to repurchase the notes for cash at a purchase price equal to 101% of the principal amount of notes repurchased plus accrued and unpaid interest if certain changes of control of UAL occur.

The table below presents the Company’s contractual principal payments at March 31, 2017 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

Last nine months of 2017	$537
2018	1,466
2019	1,054
2020	1,058
2021	1,043
After 2021	6,873

$12,031

NOTE 10 - SPECIAL ITEMS

For the three months ended March 31, special items consisted of the following (in millions):

	Three Months Ended March 31,
Operating:	2017	2016
Severance and benefit costs	$37	$8
Labor agreement costs	—	100
Cleveland airport lease restructuring	—	74
(Gains) losses on sale of assets and other special charges	14	8

Special charges	51	190
Nonoperating:
Foreign currency loss	—	8

Special items before income taxes	51	198
Income tax benefit related to special items	(18)	(72)

Total special items, net of tax	$33	$126

During the three months ended March 31, 2017, the Company recorded $21 million ($14 million net of taxes) of severance and benefit costs primarily related to a voluntary early-out program for its technicians and related employees represented by the International Brotherhood of Teamsters. In the first quarter of 2017, approximately 1,000 technicians and related employees elected to voluntarily separate from the Company and will receive a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through early 2019. The Company also recorded $16 million ($10 million net of taxes) of severance related to its management reorganization initiative.

During the three months ended March 31, 2016, the Company recorded $8 million ($5 million net of taxes) of severance and benefit costs primarily related to a voluntary early-out program for its flight attendants.

In April 2016, the fleet service, passenger service, storekeeper and other employees represented by the International Association of Machinists and Aerospace Workers (the “IAM”) ratified seven new contracts with the Company which extended the contracts through 2021. During the three months ended March 31, 2016, the Company recorded $100 million ($64 million net of taxes) of special charges primarily for bonus payments in conjunction with the IAM agreements.

During the three months ended March 31, 2016, the City of Cleveland agreed to amend the Company’s lease, which runs through 2029, associated with certain excess airport terminal space (principally Terminal D) and related facilities at Hopkins International Airport. The Company recorded an accrual for remaining payments under the lease for facilities that the Company no longer uses and will continue to incur costs under the lease without economic benefit to the Company. This liability was measured and recorded at its fair value when the Company ceased its right to use such facilities leased to it pursuant to the lease. The Company recorded a net charge of $74 million ($47 million net of taxes) related to the amended lease.

During the three months ended March 31, 2017 and 2016, the Company recorded gains and losses on sale of assets and other special charges of $14 million ($9 million net of taxes) and $8 million ($5 million net of taxes) respectively.

During the three months ended March 31, 2016, the Company recorded $8 million ($5 million net of taxes) of losses due to exchange rate changes in Venezuela applicable to funds held in local currency.

Accruals

The accrual balance for severance and benefits was $28 million as of March 31, 2017, compared to $29 million as of March 31, 2016. The severance-related accrual as of March 31, 2017 is expected to be mostly paid through 2017. The accrual balance for future lease payments on permanently grounded aircraft was $40 million as of March 31, 2017, compared to $49 million as of March 31, 2016. The grounded aircraft related accrual as of March 31, 2017 is expected to be mostly paid through 2025. The following is a reconciliation of severance and permanently grounded aircraft accrual activity for the period:

	Severance and Benefits	Permanently Grounded Aircraft
Balance at December 31, 2016	$14	$41
Accrual	37	—
Payments	(23)	(1)

Balance at March 31, 2017	$28	$40

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 118 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. UAL, through United and its regional carriers, operates approximately 4,500 flights a day to 337 airports across five continents.

First Quarter Financial Highlights

•	First quarter 2017 net income was $96 million, or $0.31 diluted earnings per share, as compared to net income of $313 million, or diluted earnings per share of $0.88, in the first quarter of 2016.

•	Passenger revenue increased 2.6% to $7.2 billion during the first quarter of 2017 as compared to the first quarter of 2016.

•	First quarter 2017 aircraft fuel cost increased $342 million, 28.1% year-over-year.

•	Unrestricted liquidity at March 31, 2017 was $6.4 billion, including $2.0 billion of undrawn commitments under the Company’s revolving credit facility.

•

In the three months ended March 31, 2017, UAL repurchased approximately 5 million shares of its common stock in open market transactions for $0.3 billion. As of March 31, 2017, the Company had $1.5 billion remaining to purchase shares under its existing share repurchase authority.

First Quarter Operational Highlights

•	United achieved 25 zero-cancellation days for mainline operations.

•

Consolidated traffic increased 2.2% and consolidated capacity increased 2.6% during the first quarter of 2017 as compared to the first quarter of 2016. The Company’s load factor for the first quarter of 2017 was 79.6%.

•	The Company took delivery of two Boeing 787-9 aircraft, six Boeing 777-300ER and one used Airbus A319 aircraft during the first quarter of 2017.

Outlook

The Company expects full-year 2017 consolidated capacity to increase between 2.5% and 3.5% year-over-year. Domestic capacity is expected to increase between 3.5% and 4.5% year-over-year and international capacity is expected to increase between 1.0% and 2.0% year-over-year.

As outlined at our November 2016 Investor Day presentation, the Company expects to drive significant incremental value by 2020 relative to 2015. United anticipates capturing this value through a variety of initiatives including a re-fleeting and upgauge program, additional customer choice through segmentation, improvements to the revenue management systems, ongoing sensible cost management, realizing our full network potential through improved schedule quality and enhancements to the MileagePlus program. In addition, the Company will continue to focus on improving reliability while increasing the efficiency of the operation.

The price of jet fuel remains volatile. Based on projected fuel consumption in 2017, a one dollar change in the price of a barrel of crude oil would change the Company’s annual fuel expense by approximately $95 million.

RESULTS OF OPERATIONS

The following discussion provides an analysis of results of operations and reasons for material changes therein for the three months ended March 31, 2017 as compared to the corresponding period in 2016.

First Quarter 2017 Compared to First Quarter 2016

The Company recorded net income of $96 million in the first quarter of 2017 as compared to net income of $313 million in the first quarter of 2016. The Company considers a key measure of its performance to be operating income, which was $278 million for the first quarter of 2017, as compared to $649 million for the first quarter of 2016, a $371 million decrease year-over-year. Significant components of the Company’s operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2017	2016	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$8,420	$8,195	$225	2.7
Operating expense	8,142	7,546	596	7.9

Operating income	278	649	(371)	(57.2)
Nonoperating expense	(133)	(155)	(22)	(14.2)
Income tax expense	49	181	(132)	(72.9)

Net income	$96	$313	$(217)	(69.3)

Certain consolidated statistical information for the Company’s operations for the three months ended March 31 is as follows:

	2017	2016	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	33,105	32,087	1,018	3.2
Revenue passenger miles (“RPMs”) (millions) (b)	47,611	46,582	1,029	2.2
Available seat miles (“ASMs”) (millions) (c)	59,808	58,273	1,535	2.6
Passenger load factor (d)	79.6%	79.9%	(0.3) pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	12.00	12.00	—	—
Average yield per revenue passenger mile (“Yield”) (cents) (e)	15.07	15.01	0.06	0.4
Cost per available seat mile (“CASM”) (cents)	13.61	12.95	0.66	5.1
Average price per gallon of fuel, including fuel taxes	$1.71	$1.37	$0.34	24.8
Fuel gallons consumed (millions)	910	890	20	2.2
Average full-time equivalent employees	85,200	82,500	2,700	3.3

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended March 31 (in millions, except for percentage changes):

	2017	2016	Increase (Decrease)	% Change
Passenger—Mainline	$5,831	$5,577	$254	4.6
Passenger—Regional	1,343	1,413	(70)	(5.0)

Total passenger revenue	7,174	6,990	184	2.6
Cargo	220	194	26	13.4
Other operating revenue	1,026	1,011	15	1.5

	$8,420	$8,195	$225	2.7

The table below presents selected first quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Domestic	Atlantic	Pacific	Latin	Total Consolidated	Mainline	Regional
Increase (decrease) from 2016:
Passenger revenue (in millions)	$126	$8	$35	$15	$184	$254	$(70)
Passenger revenue	3.0%	0.8%	3.7%	2.0%	2.6%	4.6%	(5.0)%
Average fare per passenger	(1.0)%	4.1%	3.3%	1.3%	(0.5)%	(2.2)%	0.5%
Yield	(0.6)%	3.7%	(0.1)%	2.3%	0.4%	1.2%	0.2%
PRASM	(0.1)%	2.1%	(3.5)%	2.8%	— %	0.8%	— %
Passengers	4.0%	(3.2)%	0.4%	0.6%	3.2%	6.9%	(5.4)%
RPMs (traffic)	3.6%	(2.8)%	3.8%	(0.3)%	2.2%	3.2%	(5.2)%
ASMs (capacity)	3.1%	(1.3)%	7.4%	(0.8)%	2.6%	3.7%	(5.0)%
Passenger load factor (points)	0.4	(1.1)	(2.8)	0.4	(0.3)	(0.4)	(0.1)

Consolidated passenger revenue in the first quarter of 2017 increased $184 million, or 2.6% as compared to the year-ago period. First quarter 2017 consolidated PRASM remained flat compared to the first quarter of 2016, as the higher close-in business travel in March 2017 was partially offset by higher capacity growth in the quarter.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the three months ended March 31 (in millions, except for percentage changes):

	2017	2016	Increase (Decrease)	% Change
Salaries and related costs	$2,661	$2,490	$171	6.9
Aircraft fuel	1,560	1,218	342	28.1
Landing fees and other rent	544	525	19	3.6
Regional capacity purchase	536	522	14	2.7
Depreciation and amortization	518	479	39	8.1
Aircraft maintenance materials and outside repairs	454	402	52	12.9
Distribution expenses	307	303	4	1.3
Aircraft rent	179	178	1	0.6
Special charges	51	190	(139)	NM
Other operating expenses	1,332	1,239	93	7.5

	$8,142	$7,546	$596	7.9

Salaries and related costs increased $171 million, or 6.9%, in the first quarter of 2017 as compared to the year-ago period primarily due to higher pay rates and benefit expenses driven by new and extended collective bargaining agreements, and a 3.3% increase in average full-time equivalent employees, partially offset by a decrease in profit sharing expense and other employee incentive programs expense.

Aircraft fuel expense increased $342 million, or 28.1%, year-over-year primarily due to a 24.8% increase in the average price per gallon of aircraft fuel in the first quarter of 2017 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended March 31, 2017 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2017	2016	% Change	2017	2016	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$1,558	$1,080	44.3	$1.71	$1.21	41.3
Hedge losses reported in fuel expense	2	138	NM	—	0.16	NM

Fuel expense	$1,560	$1,218	28.1	$1.71	$1.37	24.8

Total fuel consumption (gallons)	910	890	2.2

Depreciation and amortization increased $39 million, or 8.1%, in the first quarter of 2017 as compared to the year-ago period, primarily due to additions of new aircraft, aircraft improvements, accelerated depreciation of assets related to certain fleet types and increases in information technology assets.

Aircraft maintenance materials and outside repairs increased $52 million, or 12.9%, in the first quarter of 2017 as compared to the year-ago period, primarily due to an increase in airframe maintenance visits.

Other operating expenses increased $93 million, or 7.5%, in the first quarter of 2017 as compared to the year-ago period primarily due to increases in food and other amenities associated with the Company’s customer experience initiatives and increases in other purchased services and technology initiatives’ contractor costs.

Details of the Company’s special charges include the following for the three months ended March 31 (in millions):

	2017	2016
Severance and benefit costs	$37	$8
Labor agreement costs	—	100
Cleveland airport lease restructuring	—	74
(Gains) losses on sale of assets and other special charges	14	8

Special charges	$51	$190

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended March 31 (in millions, except for percentage changes):

	2017	2016	Increase (Decrease)	% Change
Interest expense	$(150)	$(159)	$(9)	(5.7)
Interest capitalized	23	14	9	64.3
Interest income	11	8	3	37.5
Miscellaneous, net	(17)	(18)	(1)	(5.6)

Total	$(133)	$(155)	$(22)	(14.2)

Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of March 31, 2017 and at December 31, 2016, the Company had $4.4 billion in unrestricted cash, cash equivalents and short-term investments. At March 31, 2017, the Company also had $129 million of restricted cash and cash equivalents, which is primarily collateral for letters of credit and estimated future workers’ compensation claims. As of March 31, 2017, the Company had its entire commitment capacity of $2 billion under the revolving credit facility of the Company’s Amended and Restated Credit and Guaranty Agreement, dated as of March 29, 2017 (the “2017 Credit Agreement”) available for borrowings.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital and a deficit in working capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At March 31, 2017, the Company had approximately $12.8 billion of debt and capital lease obligations, including $829 million that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. As of March 31, 2017, our current liabilities exceeded our current assets by approximately $5 billion. However, approximately $7 billion of our current liabilities are related to our advance ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.

As of March 31, 2017, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Airbus S.A.S. (“Airbus”) and Embraer S.A. (“Embraer”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	35
Boeing 737NG/737 MAX	165
Boeing 777-300ER	6
Boeing 787	19
Embraer E175	24
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company’s future capital commitments could change. For the remainder of 2017, United expects to take delivery of four Boeing 737NG aircraft, one Boeing 787-9 aircraft, six Boeing 777-300ER aircraft, and 24 Embraer E175. Additionally, the Company also currently expects to take delivery of five used A319s in 2017. During the three months ended March 31, 2017, the Company also purchased 12 Boeing 737NG aircraft which were previously leased by United.

As of March 31, 2017, UAL and United have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and include other capital purchase commitments for approximately $23.2 billion, of which approximately $2.9 billion, $2.8 billion, $3.5 billion, $3.1 billion, $2.2 billion and $8.7 billion are due in the last nine months of 2017 and for the full year for 2018, 2019, 2020, 2021 and thereafter, respectively. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

As of March 31, 2017, United has $0.6 billion in financing available through enhanced equipment trust certificates (“EETC”) transactions for the financing of all of its aircraft deliveries scheduled for the first half of 2017. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing. The Company has also secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures.

As of March 31, 2017, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

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

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations was $0.5 billion for the three months ended March 31, 2017 compared to $1.2 billion in the same period in 2016. Operating income for the first three months of 2017 decreased approximately $0.4 billion versus the year-ago period. Changes in working capital items included an approximately $0.2 billion decrease in advanced purchase of miles due to increased utilization of pre-purchased miles.

Investing Activities. Capital expenditures were $0.7 billion and $0.8 billion in the three months ended March 31, 2017 and 2016, respectively. Capital expenditures for the three months ended March 31, 2017 were primarily attributable to the purchase of aircraft, facility and fleet-related costs.

Financing Activities. During the three months ended March 31, 2017, the Company made debt and capital lease payments of $0.3 billion.

On March 29, 2017, United and UAL, as borrower and guarantor, respectively, entered into the 2017 Credit Agreement. The 2017 Credit Agreement consists of a $1.5 billion term loan due April 1, 2024, which (i) was used to retire the entire principal balance of the term loans under the credit and guaranty agreement, dated March 27, 2013 (as amended, the “2013 Credit Agreement”), and (ii) increased the term loan balance by approximately $440 million, and a $2.0 billion revolving credit facility available for drawing until April 1, 2022, which increased the available capacity under the revolving credit facility of the 2013 Credit Agreement. As of March 31, 2017, United had its entire capacity of $2.0 billion available under the revolving credit facility. The obligations of United under the 2017 Credit Agreement are secured by liens on certain international route authorities, certain take-off and landing rights and related assets of United.

Borrowings under the 2017 Credit Agreement bear interest at a variable rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 0% floor, plus a margin of 2.25% per annum, or another rate based on certain market interest rates, plus a margin of 1.25% per annum. The principal amount of the term loan must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof, commencing on June 30, 2017, with any unpaid balance due on April 1, 2024. United may prepay all or a portion of the loan from time to time, at par plus accrued and unpaid interest. United pays a commitment fee equal to 0.75% per annum on the undrawn amount available under the revolving credit facility.

The 2017 Credit Agreement includes covenants that, among other things, require the Company to maintain at least $2.0 billion of unrestricted liquidity and a minimum ratio of appraised value of collateral to the outstanding obligations under the Credit Agreement of 1.60 to 1.0. The 2017 Credit Agreement contains events of default customary for this type of financing, including a cross default and cross acceleration provision to certain other material indebtedness of the Company. Under the provisions of the 2017 Credit Agreement, UAL’s ability to make investments and to pay dividends on, or repurchase, UAL’s common stock is restricted.

In the three months ended March 31, 2017, United received and recorded $710 million of proceeds as debt from the two EETC pass-through trusts established in 2016. United expects to receive all proceeds from the pass-through trusts by the end of the second quarter of 2017. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information.

In the three months ended March 31, 2017, United received and recorded $300 million proceeds of the 5% Senior Notes.

Share Repurchase Programs. In the three months ended March 31, 2017, UAL repurchased approximately 5 million shares of UAL common stock in open market transactions, for $0.3 billion. As of March 31, 2017, the Company had approximately $1.5 billion remaining to purchase shares under its existing share repurchase authority.

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

Commitments, Contingencies and Liquidity Matters. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”), the Company’s liquidity may be adversely impacted by a variety of factors, including, but not limited to, pension funding obligations, reserve requirements associated with credit card processing agreements, guarantees, commitments and contingencies.

See the 2016 Annual Report and Notes 5, 7, 8 and 9 to the financial statements contained in Part I, Item 1 of this report for additional information.

CRITICAL ACCOUNTING POLICIES

See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Annual Report and Note 1 to the financial statements contained in Part I, Item 1 of this report for a discussion of the Company’s critical accounting policies.

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

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our various financing arrangements; the costs and availability of financing; our ability to maintain adequate liquidity; our ability to execute our operational plans and revenue-generating initiatives, including optimizing our revenue; our ability to control our costs, including realizing benefits from our resource optimization efforts, cost reduction initiatives and fleet replacement programs; costs associated with any modification or termination of our aircraft orders; our ability to utilize our net operating losses; our ability to attract and retain customers; potential reputational or other impact from adverse events in our operations; demand for transportation in the markets in which we operate; an outbreak of a disease that affects travel demand or travel behavior; demand for travel and the impact that global economic and political conditions have on customer travel patterns; excessive taxation and the inability to offset future taxable income; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); economic and political instability and other risks of doing business globally; our ability to cost-effectively hedge against increases in the price of aircraft fuel if we decide to do so; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the effects of any technology failures or cybersecurity breaches; disruptions to our regional network; the costs and availability of aviation and other insurance; industry consolidation or changes in airline alliances; the success of our investments in airlines in other parts of the world; competitive pressures on pricing and on demand; our capacity decisions and the capacity decisions of our competitors; U.S. or foreign governmental legislation, regulation and other actions (including Open Skies agreements and environmental regulations); the impact of regulatory, investigative and legal proceedings and legal compliance risks; the impact of any management changes; labor costs; our ability to maintain satisfactory labor relations and the results of any collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” of our 2016 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports we file with the U.S. Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of March 31, 2017, disclosure controls and procedures of each of UAL and United were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2017

During the three months ended March 31, 2017, there were no changes in UAL’s or United’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 3., “Legal Proceedings” of the 2016 Annual Report for a description of legal proceedings.

ITEM 1A.	RISK FACTORS

See Part I, Item 1A., “Risk Factors,” of the 2016 Annual Report for a detailed discussion of the risk factors affecting UAL and United.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None

(b) None

(c) The following table presents repurchases of UAL common stock made in the first quarter of fiscal year 2017:

Period	Total number of shares purchased (a)(b)	Average price paid per share (b)(c)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
January 1, 2017 through January 31, 2017	—	$—	—	$1,844
February 1, 2017 through February 28, 2017	—	—	—	1,844
March 1, 2017 through March 31, 2017	4,578,448	68.41	4,578,448	1,531

Total	4,578,448		4,578,448

(a) In the three months ended March 31, 2017, UAL repurchased approximately 5 million shares of UAL common stock in open market transactions, for $0.3 billion. In July 2016, UAL’s Board of Directors authorized a $2 billion share repurchase program. As of March 31, 2017, the Company had approximately $1.5 billion remaining to purchase shares under its share repurchase program. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws.

(b) The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock awards and restricted stock units. The United Continental Holdings, Inc. 2008 Incentive Compensation Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. However, this plan does not specify a maximum number of shares that may be withheld for this purpose. A total of 169,556 shares were withheld under this plan in the first quarter of 2017 at an average share price of $74.28. These shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

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

United Continental Holdings, Inc.
(Registrant)

Date: April 18, 2017	By:	/s/ Andrew C. Levy

Andrew C. Levy
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: April 18, 2017	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller (principal accounting officer)

United Airlines, Inc.
(Registrant)

Date: April 18, 2017	By:	/s/ Andrew C. Levy

Andrew C. Levy
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: April 18, 2017	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

*4.1	UAL United	Third Supplemental Indenture, dated as of January 26, 2017, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.2 to UAL’s Form 8-K filed January 27, 2017, Commission file number 1-6033, and incorporated herein by reference)

^10.1	UAL United	Amendment No. 3, dated March 14, 2017, to Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S. and United Airlines, Inc.

10.2	UAL	Separation Agreement, dated as of February 9, 2017, by and among United Continental Holdings, Inc., United Airlines, Inc. and Julia Haywood

10.3	UAL	First Amendment to the United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated on February 20, 2014)

*10.4	UAL United	Amended and Restated Credit and Guaranty Agreement, dated as of March 29, 2017, among United Airlines, Inc, as borrower, United Continental Holdings, Inc., as parent and a guarantor, the subsidiaries of UAL from time to time party thereto other than United, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to UAL’s Form 8-K filed April 3, 2017, Commission file number 1-6033, and incorporated herein by reference)

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.1	UAL United	XBRL Instance Document

101.2	UAL United	XBRL Taxonomy Extension Schema Document

101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document

101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document

101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

^ Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

* Previously filed.