Form 10-Q
period 2017-06-30
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2017-07-19
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

United Continental Holdings, Inc.	☐
United Airlines, Inc.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of July 12, 2017 is shown below:

United Continental Holdings, Inc.	304,225,391 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for United Airlines, Inc. common stock.

OMISSION OF CERTAIN INFORMATION

This combined Quarterly Report on Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.

United Airlines, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenue:
Passenger—Mainline	$7,056	$6,525	$12,887	$12,102
Passenger—Regional	1,566	1,578	2,909	2,991

Total passenger revenue	8,622	8,103	15,796	15,093
Cargo	254	208	474	402
Other operating revenue	1,124	1,085	2,150	2,096

Total operating revenue	10,000	9,396	18,420	17,591

Operating expense:
Salaries and related costs	2,868	2,592	5,529	5,082
Aircraft fuel	1,669	1,437	3,229	2,655
Regional capacity purchase	549	551	1,085	1,073
Landing fees and other rent	541	541	1,085	1,066
Depreciation and amortization	536	491	1,054	970
Aircraft maintenance materials and outside repairs	472	448	926	850
Distribution expenses	362	339	669	642
Aircraft rent	152	175	331	353
Special charges (Note 10)	44	434	95	624
Other operating expenses	1,408	1,328	2,740	2,567

Total operating expenses	8,601	8,336	16,743	15,882

Operating income	1,399	1,060	1,677	1,709

Nonoperating income (expense):
Interest expense	(158)	(157)	(308)	(316)
Interest capitalized	21	14	44	28
Interest income	13	9	24	17
Miscellaneous, net (Note 10)	(1)	5	(18)	(13)

Total nonoperating expense, net	(125)	(129)	(258)	(284)

Income before income taxes	1,274	931	1,419	1,425
Income tax expense	456	343	505	524

Net income	$818	$588	$914	$901

Earnings per share, basic	$2.67	$1.78	$2.95	$2.63

Earnings per share, diluted	$2.66	$1.78	$2.94	$2.63

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$818	$588	$914	$901

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments, net of taxes	—	33	1	111
Employee benefit plans, net of taxes	4	10	(4)	(14)
Investments and other, net of taxes	(12)	—	(12)	—

Total other comprehensive income (loss), net	(8)	43	(15)	97

Total comprehensive income, net	$810	$631	$899	$998

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,371	$2,179
Short-term investments	2,278	2,249
Receivables, less allowance for doubtful accounts (2017 — $11; 2016 — $10)	1,499	1,176
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2017 — $329; 2016 — $295)	882	873
Prepaid expenses and other	1,218	832

Total current assets	8,248	7,309

Operating property and equipment:
Owned—
Flight equipment	28,397	25,873
Other property and equipment	6,103	5,652

Total owned property and equipment	34,500	31,525
Less — Accumulated depreciation and amortization	(10,894)	(9,975)

Total owned property and equipment, net	23,606	21,550

Purchase deposits for flight equipment	822	1,059

Capital leases—
Flight equipment	1,124	1,319
Other property and equipment	343	331

Total capital leases	1,467	1,650
Less — Accumulated amortization	(878)	(941)

Total capital leases, net	589	709

Total operating property and equipment, net	25,017	23,318

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2017 — $1,274; 2016 — $1,234)	3,592	3,632
Deferred income taxes	127	655
Restricted cash	115	124
Other, net	685	579

Total other assets	9,042	9,513

Total assets	$42,307	$40,140

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) June 30, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$5,102	$3,730
Accounts payable	2,225	2,139
Frequent flyer deferred revenue	2,069	2,135
Accrued salaries and benefits	1,812	2,307
Current maturities of long-term debt	1,436	849
Current maturities of capital leases	115	116
Other	837	1,010

Total current liabilities	13,596	12,286

Long-term debt	10,668	9,918
Long-term obligations under capital leases	944	822

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,799	2,748
Postretirement benefit liability	1,597	1,581
Pension liability	1,739	1,892
Advanced purchase of miles	214	430
Lease fair value adjustment, net	237	277
Other	1,659	1,527

Total other liabilities and deferred credits	8,245	8,455

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 305,010,180 and 314,612,744 shares at June 30, 2017 and December 31, 2016, respectively	3	3
Additional capital invested	6,577	6,569
Retained earnings	4,354	3,427
Stock held in treasury, at cost	(1,236)	(511)
Accumulated other comprehensive loss	(844)	(829)

Total stockholders’ equity	8,854	8,659

Total liabilities and stockholders’ equity	$42,307	$40,140

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net cash provided by operating activities	$2,108	$3,746

Cash Flows from Investing Activities:
Capital expenditures	(1,780)	(1,654)
Purchases of short-term and other investments	(1,587)	(1,273)
Proceeds from sale of short-term and other investments	1,561	1,264
Proceeds from sale of property and equipment	5	19
Investment in and loans to affiliates	—	(8)
Other	123	(6)

Net cash used in investing activities	(1,678)	(1,658)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,139	75
Repurchases of common stock	(712)	(2,182)
Payments of long-term debt	(525)	(453)
Principal payments under capital leases	(59)	(66)
Other, net	(75)	(24)

Net cash used in financing activities	(232)	(2,650)

Net increase (decrease) in cash, cash equivalents and restricted cash	198	(562)
Cash, cash equivalents and restricted cash at beginning of the period	2,303	3,212

Cash, cash equivalents and restricted cash at end of the period (a)	$2,501	$2,650

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$907	$59
Airport construction financing	32	35
Operating lease conversions to capital lease	—	7

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$2,371	$2,483
Restricted cash included in Prepaid expenses and other	15	43
Other assets:
Restricted cash	115	124

Total cash, cash equivalents and restricted cash	$2,501	$2,650

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenue:
Passenger—Mainline	$7,056	$6,525	$12,887	$12,102
Passenger—Regional	1,566	1,578	2,909	2,991

Total passenger revenue	8,622	8,103	15,796	15,093
Cargo	254	208	474	402
Other operating revenue	1,124	1,085	2,150	2,096

Total operating revenue	10,000	9,396	18,420	17,591

Operating expense:
Salaries and related costs	2,868	2,592	5,529	5,082
Aircraft fuel	1,669	1,437	3,229	2,655
Regional capacity purchase	549	551	1,085	1,073
Landing fees and other rent	541	541	1,085	1,066
Depreciation and amortization	536	491	1,054	970
Aircraft maintenance materials and outside repairs	472	448	926	850
Distribution expenses	362	339	669	642
Aircraft rent	152	175	331	353
Special charges (Note 10)	44	434	95	624
Other operating expenses	1,407	1,328	2,739	2,566

Total operating expense	8,600	8,336	16,742	15,881

Operating income	1,400	1,060	1,678	1,710

Nonoperating income (expense):
Interest expense	(158)	(157)	(308)	(316)
Interest capitalized	21	14	44	28
Interest income	13	9	24	17
Miscellaneous, net (Note 10)	(2)	5	(18)	(13)

Total nonoperating expense, net	(126)	(129)	(258)	(284)

Income before income taxes	1,274	931	1,420	1,426
Income tax expense	456	343	505	524

Net income	$818	$588	$915	$902

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$818	$588	$915	$902

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments, net of taxes	—	33	1	111
Employee benefit plans, net of taxes	4	10	(4)	(14)
Investments and other, net of taxes	(12)	—	(12)	—

Total other comprehensive income (loss), net	(8)	43	(15)	97

Total comprehensive income, net	$810	$631	$900	$999

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,365	$2,173
Short-term investments	2,278	2,249
Receivables, less allowance for doubtful accounts (2017—$11; 2016—$10)	1,499	1,176
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2017—$329; 2016—$295)	882	873
Prepaid expenses and other	1,219	832

Total current assets	8,243	7,303

Operating property and equipment:
Owned—
Flight equipment	28,397	25,873
Other property and equipment	6,103	5,652

Total owned property and equipment	34,500	31,525
Less—Accumulated depreciation and amortization	(10,894)	(9,975)

Total owned property and equipment, net	23,606	21,550

Purchase deposits for flight equipment	822	1,059

Capital leases—
Flight equipment	1,124	1,319
Other property and equipment	343	331

Total capital leases	1,467	1,650
Less—Accumulated amortization	(878)	(941)

Total capital leases, net	589	709

Total operating property and equipment, net	25,017	23,318

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2017—$1,274; 2016—$1,234)	3,592	3,632
Deferred income taxes	83	612
Restricted cash	115	124
Other, net	685	579

Total other assets	8,998	9,470

Total assets	$42,258	$40,091

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	June 30, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$5,102	$3,730
Accounts payable	2,230	2,144
Frequent flyer deferred revenue	2,069	2,135
Accrued salaries and benefits	1,812	2,307
Current maturities of long-term debt	1,436	849
Current maturities of capital leases	115	116
Other	838	1,009

Total current liabilities	13,602	12,290

Long-term debt	10,668	9,918
Long-term obligations under capital leases	944	822

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,799	2,748
Postretirement benefit liability	1,597	1,581
Pension liability	1,739	1,892
Advanced purchase of miles	214	430
Lease fair value adjustment, net	237	277
Other	1,659	1,527

Total other liabilities and deferred credits	8,245	8,455

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both June 30, 2017 and December 31, 2016	—	—
Additional capital invested	2,866	3,573
Retained earnings	6,866	5,937
Accumulated other comprehensive loss	(844)	(829)
Receivable from related parties	(89)	(75)

Total stockholder’s equity	8,799	8,606

Total liabilities and stockholder’s equity	$42,258	$40,091

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net cash provided by operating activities	$2,095	$3,740

Cash Flows from Investing Activities:
Capital expenditures	(1,780)	(1,654)
Purchases of short-term investments and other investments	(1,587)	(1,273)
Proceeds from sale of short-term and other investments	1,561	1,264
Proceeds from sale of property and equipment	5	19
Investment in and loans to affiliates	—	(8)
Other	123	(6)

Net cash used in investing activities	(1,678)	(1,658)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,139	75
Dividend to UAL	(712)	(2,182)
Payments of long-term debt	(525)	(453)
Principal payments under capital leases	(59)	(66)
Other, net	(62)	(18)

Net cash used in financing activities	(219)	(2,644)

Net increase (decrease) in cash, cash equivalents and restricted cash	198	(562)
Cash, cash equivalents and restricted cash at beginning of the period	2,297	3,206

Cash, cash equivalents and restricted cash at end of the period (a)	$2,495	$2,644

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$907	$59
Airport construction financing	32	35
Operating lease conversions to capital lease	—	7

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$2,365	$2,477
Restricted cash included in Prepaid expenses and other	15	43
Other assets:
Restricted cash	115	124

Total cash, cash equivalents and restricted cash	$2,495	$2,644

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

NOTE 1 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Accounting Standards Codification. The Company will use the full-retrospective approach in adopting this standard on January 1, 2018. We have reached conclusions on the applicability of the standard on accounting for contracts with customers. The standard impacts the classification of certain revenue streams and affects the timing of revenue recognition for others. The most significant impact is the classification of certain passenger ancillary fees from other operating revenue into passenger revenue on the statement of consolidated operations. These ancillary fees are directly related to passenger travel, such as airline change fees and baggage fees, and will no longer be considered distinct performance obligations separate from the passenger travel component. In addition, the ticket change fees which were previously recognized when received will be recognized when transportation is provided. While the classification of certain transactions within revenues and between revenues and operating expenses will change, the Company believes that the adoption of the standard will not have a material impact on its earnings.

In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases (“Topic 842”). The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. Lessees and lessors are required to adopt Topic 842 using a modified retrospective approach for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements and believes this standard will have a significant impact on its consolidated balance sheets but is not expected to have a material impact on the Company’s results of operations or cash flows. The primary effect of adopting the new standard will be to record assets and obligations for current operating leases on the Company’s balance sheets.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) (“ASU 2016-01”). This standard makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. It is effective for interim and annual periods beginning after December 15, 2017. Based on its portfolio of investments as of June 30, 2017, the Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

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

NOTE 2 - EARNINGS PER SHARE

The computations of UAL’s basic and diluted earnings per share are set forth below (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings available to common stockholders	$818	$588	$914	$901

Basic weighted-average shares outstanding	306.9	330.5	310.3	342.4
Effect of employee stock awards	0.8	0.3	0.8	0.3

Diluted weighted-average shares outstanding	307.7	330.8	311.1	342.7

Earnings per share, basic	$2.67	$1.78	$2.95	$2.63
Earnings per share, diluted	$2.66	$1.78	$2.94	$2.63

The number of antidilutive securities excluded from the computation of diluted earnings per share amounts was not material.

In the three and six months ended June 30, 2017, UAL repurchased approximately 6 million and 10 million shares of UAL common stock in open market transactions, respectively, for $0.4 billion and $0.7 billion, respectively. As of June 30, 2017, the Company had approximately $1.1 billion remaining to purchase shares under its existing share repurchase authority. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss), net of tax (“AOCI”) (in millions):

				Deferred Taxes
UAL	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts	Investments and Other	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts	Investments and Other	Total
Balance at March 31, 2017	$(867)	$—	$1	$29	$—	$1	$(836)
Changes in value	(7)	—	(17)	2	—	6	(16)
Amounts reclassified to earnings	14	—	—	(5)	—	(1)	8

Net change	7	—	(17)	(3)	—	5	(8)

Balance at June 30, 2017	$(860)	$—	$(16)	$26	$—	$6	$(844)

Balance at December 31, 2016	$(854)	$(2)	$1	$24	$1	$1	$(829)
Changes in value	(33)	—	(17)	12	—	6	(32)
Amounts reclassified to earnings	27	2	—	(10)	(1)	(1)	17

Net change	(6)	2	(17)	2	(1)	5	(15)

Balance at June 30, 2017	$(860)	$—	$(16)	$26	$—	$6	$(844)

				Deferred Taxes
UAL	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts	Investments and Other	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts	Investments and Other	Total
Balance at March 31, 2016	$(401)	$(93)	$3	$(140)	$(146)	$—	$(777)
Changes in value	10	17	—	(4)	(6)	—	17
Amounts reclassified to earnings	6	35	—	(2)	(13)	—	26

Net change	16	52	—	(6)	(19)	—	43

Balance at June 30, 2016	$(385)	$(41)	$3	$(146)	$(165)	$—	$(734)

Balance at December 31, 2015	$(363)	$(215)	$3	$(154)	$(102)	$—	$(831)
Changes in value	(33)	1	—	12	—	—	(20)
Amounts reclassified to earnings	11	173	—	(4)	(63)	—	117

Net change	(22)	174	—	8	(63)	—	97

Balance at June 30, 2016	$(385)	$(41)	$3	$(146)	$(165)	$—	$(734)

Details about AOCI Components	Amount Reclassified from AOCI to Income				Affected Line Item in the Statements of Consolidated Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pension and other postretirement liabilities
Amortization of unrecognized losses and prior service cost (a)	$ 14	$ 6	$ 27	$ 11	Salaries and related costs
Fuel derivative contracts
Reclassifications of losses into earnings	—	35	2	173	Aircraft fuel

(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional information).

NOTE 4 - INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2017 was 35.8% and 35.6%, respectively, and the effective tax rate for the three and six months ended June 30, 2016 was 36.9% and 36.8%, respectively. The effective tax rates represented a blend of federal, state and foreign taxes and included the impact of certain nondeductible items. The effective tax rate for the three and six months ended June 30, 2017 reflects the impact of a change in the mix of domestic and foreign earnings and the impact of discrete events including the recognition of excess tax benefits related to employee stock compensation as a result of the adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through earnings as a component of income tax expense.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Service cost	$49	$27	$4	$6
Interest cost	55	50	17	22
Expected return on plan assets	(61)	(54)	(1)	(1)
Amortization of unrecognized (gain) loss and prior service cost (credit)	32	20	(18)	(14)
Settlement loss	1	1	—	—

Total	$76	$44	$2	$13

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$98	$55	$6	$10
Interest cost	110	101	34	44
Expected return on plan assets	(121)	(108)	(1)	(1)
Amortization of unrecognized (gain) loss and prior service cost (credit)	63	38	(36)	(27)
Settlement loss	2	2	—	—

Total	$152	$88	$3	$26

During the three and six months ended June 30, 2017, the Company contributed $160 million and $240 million, respectively, to its U.S. domestic tax-qualified defined benefit pension plans.

Share-Based Compensation. During the first six months of 2017, UAL’s Board of Directors and stockholders approved the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (the “2017 Plan”). The 2017 Plan is an incentive compensation plan that allows the Company to use different forms of long-term equity incentives to attract, retain, and reward officers and employees (including prospective officers and employees). The 2017 Plan replaced the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (the “2008 Plan”). Any awards granted under the 2008 Plan prior to the approval of the 2017 Plan remain in effect pursuant to their terms. Awards may not be granted under the 2017 Plan after May 24, 2027. Under the 2017 Plan, the Company may grant: non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986), stock appreciation rights, restricted shares, restricted share units (“RSUs”), performance compensation awards, performance units, cash incentive awards, other equity-based and equity-related awards, and dividends and dividend equivalents.

In the six months ended June 30, 2017, UAL granted share-based compensation awards pursuant to both the 2008 Plan and the 2017 Plan. These share-based compensation awards include 1.5 million RSUs, consisting of 0.9 million time-vested RSUs and 0.6 million performance-based RSUs, and approximately 36 thousand stock options. The time-vested RSUs vest pro-rata, on February 28th of each year, over a three year period from the date of grant. These RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The performance-based RSUs vest based on the Company’s relative improvement in pre-tax margin for the three years ending December 31, 2019. If this performance condition is achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the performance-based RSUs as liability awards.

The table below presents information related to share-based compensation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Share-based compensation expense	$33	$3	$56	$13

	June 30, 2017	December 31, 2016
Unrecognized share-based compensation	$123	$65

Profit Sharing Plans. Substantially all employees participate in profit sharing based on a percentage of pre-tax earnings, excluding special charges, profit sharing expense and share-based compensation. Profit sharing percentages range from 5% to 20% depending on the work group, and in some cases profit sharing percentages vary above and below certain pre-tax margin thresholds. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. Eligible non-U.S. co-workers receive profit sharing based on the calculation under the U.S. profit sharing plan for management and administrative employees. Profit sharing expense is recorded as a component of Salaries and related costs in the Company’s statements of consolidated operations.

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL’s financial statements (in millions):

	June 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,371	$2,371	$—	$—	$2,179	$2,179	$—	$—
Short-term investments:
Corporate debt	826	—	826	—	835	—	835	—
Asset-backed securities	898	—	898	—	792	—	792	—
Certificates of deposit placed through an account registry service (“CDARS”)	151	—	151	—	246	—	246	—
U.S. government and agency notes	101	—	101	—	140	—	140	—
Other fixed-income securities	119	—	119	—	54	—	54	—
Other investments measured at NAV	183	—	—	—	182	—	—	—
Restricted cash	130	130	—	—	124	124	—	—
Long-term investments:
Equity securities	88	88	—	—	—	—	—	—
Enhanced equipment trust certificates (“EETC”)	22	—	—	22	23	—	—	23

Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale. As of June 30, 2017, asset-backed securities have remaining maturities of less than one year to approximately 17 years, corporate debt securities have remaining maturities of less than one year to approximately three years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately three years. The EETC securities mature in 2019.

Restricted cash - Restricted cash primarily includes collateral for letters of credit and collateral associated with workers’ compensation obligations.

Equity securities - Equity securities represent United’s investment in Azul Linhas Aereas Brasileiras S.A. (“Azul”), which was previously accounted for as a cost-method investment and is now accounted for as an available-for-sale investment. The fair value of Azul’s shares became readily determinable in the second quarter of 2017 upon its initial public offering.

Investments presented in the table above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

Fair Value of Debt by Fair Value Hierarchy Level
	June 30, 2017					December 31, 2016
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$12,104	$12,606	$—	$9,178	$3,428	$10,767	$11,055	$—	$8,184	$2,871

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term investments, Equity securities, EETC and Restricted cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) broker quotes obtained by third-party valuation services.

Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

Other investments measured at NAV	In accordance with the relevant accounting standards, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The investments measured using NAV are shares of mutual funds that invest in fixed-income instruments including bonds, debt securities, and other similar instruments issued by various U.S. and non-U.S. public- or private-sector entities. The Company can redeem its shares at any time at NAV subject to a three-day settlement period.

NOTE 7 - HEDGING ACTIVITIES

Fuel Derivatives

As of June 30, 2017, the Company did not have any fuel hedging contracts outstanding to hedge its fuel consumption. The last of the Company’s fuel hedge derivatives designated for cash flow hedge accounting expired in December 2016. The Company’s current strategy is to not enter into transactions to hedge its fuel consumption, although the Company regularly reviews its strategy based on market conditions and other factors.

The following table presents the impact of derivative instruments and their location within the Company’s unaudited statements of consolidated operations (in millions):

Derivatives designated as cash flow hedges

	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Fuel contracts	$—	$17	$—	$(35)

	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense (a)
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fuel contracts	$—	$1	$(2)	$(173)

(a) The 2017 loss reclassified from AOCI into fuel expense represents hedge losses on December 2016 settled trades, but for which the associated fuel purchased in December was not consumed until January 2017.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments. As of June 30, 2017, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Airbus S.A.S. (“Airbus”), and Embraer S.A. (“Embraer”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	35
Boeing 737NG/737 MAX	165
Boeing 777-300ER	4
Boeing 787	19
Embraer E175	14
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company’s future capital commitments could change. For the remainder of 2017, United expects to take delivery of four Boeing 737NG aircraft, one Boeing 787-9 aircraft, and 14 Embraer E175 aircraft. Additionally, the Company also currently expects to take delivery of four used Airbus A319s for the remainder of 2017.

In June 2017, the Company announced it will take delivery of four additional Boeing 777-300ER aircraft in 2018. The Company also converted 100 of its current Boeing 737 MAX orders into Boeing 737 MAX 10 aircraft and expects to take delivery of the aircraft starting in late 2020. All these aircraft are reflected in the table above.

The table below summarizes United’s commitments as of June 30, 2017, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other capital purchase commitments. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

(in billions)
Last six months of 2017	$2.1
2018	2.9
2019	3.6
2020	2.9
2021	2.3
After 2021	8.2

$22.0

As of June 30, 2017, United had $278 million in financing available through a previously issued EETC transaction that it intends to use for the financing of certain aircraft delivered in the first half of 2017. Additionally United secured individual bank financing for eight Embraer E175 aircraft to be delivered in the second half of 2017. See Note 9 of this report for additional information on aircraft financing. The Company has also secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures.

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

(in billions)
Last six months of 2017	$0.9
2018	2.0
2019	1.5
2020	1.2
2021	1.1
After 2021	4.2

$10.9

Guarantees. As of June 30, 2017, United is the guarantor of approximately $1.9 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.4 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with approximately $432 million of these obligations are accounted for as capital leases. All of these bonds are due between 2017 and 2038.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At June 30, 2017, the Company had $3.1 billion of floating rate debt and $75 million of fixed rate debt, with remaining terms of up to 11 years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate balance of $3.1 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

As of June 30, 2017, United is the guarantor of $163 million of aircraft mortgage debt issued by one of United’s regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described above for the Company’s debt and the Company would potentially be responsible for those costs under the guarantees.

Labor Negotiations. As of June 30, 2017, United had approximately 90,600 active employees, of whom approximately 80% were represented by various U.S. labor organizations.

NOTE 9 - DEBT

As of June 30, 2017, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. As of June 30, 2017, UAL and United were in compliance with their debt covenants.

2017 Credit and Guaranty Agreement. On March 29, 2017, United and UAL, as borrower and guarantor, respectively, entered into an Amended and Restated Credit and Guaranty Agreement (the “2017 Credit Agreement”). The 2017 Credit Agreement consists of a $1.5 billion term loan due April 1, 2024, which (i) was used to retire the entire principal balance of the term loans under the credit and guaranty agreement, dated March 27, 2013 (as amended, the “2013 Credit Agreement”), and (ii) increased the term loan balance by approximately $440 million, and a $2.0 billion revolving credit facility available for drawing until April 1, 2022, which increased the available capacity under the revolving credit facility of the 2013 Credit Agreement. As of June 30, 2017, United had its entire capacity of $2.0 billion available under the revolving credit facility. The obligations of United under the 2017 Credit Agreement are secured by liens on certain international route authorities, certain take-off and landing rights and related assets of United.

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

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of June 30, 2017	Proceeds received from issuance of debt during 2017	Remaining proceeds from issuance of debt to be received in future periods
September 2016	AA	$637	October 2028	2.875%	$445	$364	$192
September 2016	A	283	October 2028	3.10%	197	162	86
June 2016	AA	729	July 2028	3.10%	729	319	—
June 2016	A	324	July 2028	3.45%	324	142	—

		$1,973			$1,695	$987	$278

Secured Notes Payable. In the first six months of 2017, United borrowed approximately $167 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2017. The notes evidencing these borrowings, which are secured by the related aircraft, mature in 2027 and each has an interest rate comprised of LIBOR plus a specified margin.

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

The table below presents the Company’s contractual principal payments (not including debt discount or debt issuance costs) at June 30, 2017 under then-outstanding long-term debt agreements (in millions):

Last six months of 2017	$333
2018	1,495
2019	1,082
2020	1,086
2021	1,071
After 2021	7,199

$12,266

NOTE 10 - SPECIAL CHARGES

For the three and six months ended June 30, special charges consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating:	2017	2016	2017	2016
Severance and benefit costs	$41	$6	$78	$14
Impairment of assets	—	412	—	412
Labor agreement costs	—	10	—	110
Cleveland airport lease restructuring	—	—	—	74
(Gains) losses on sale of assets and other special charges	3	6	17	14

Special charges	44	434	95	624
Nonoperating:
Other (gain) loss	—	(9)	—	(1)

Special charges before income taxes	44	425	95	623
Income tax benefit related to special charges	(16)	(153)	(34)	(225)

Total special charges, net of tax	$28	$272	$61	$398

During the three and six months ended June 30, 2017, the Company recorded $36 million ($23 million net of taxes) and $57 million ($37 million net of taxes), respectively, of severance and benefit costs related to a voluntary early-out program for its technicians and related employees represented by the International Brotherhood of Teamsters. In the first quarter of 2017, approximately 1,000 technicians and related employees elected to voluntarily separate from the Company and will receive a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through early 2019. Also, during the three and six months ended June 30, 2017, the Company recorded $5 million ($3 million net of taxes) and $21 million ($13 million net of taxes), respectively, of severance primarily related to its management reorganization initiative.

During the three and six months ended June 30, 2016, the Company recorded $6 million ($4 million net of taxes) and $14 million ($9 million net of taxes), respectively, of severance and benefit costs primarily related to a voluntary early-out program for its flight attendants.

In April 2016, the Federal Aviation Administration (“FAA”) announced that, effective October 30, 2016, it would designate Newark Liberty International Airport (“Newark”) as a Level 2 schedule-facilitated airport under the International Air Transport Association Worldwide Slot Guidelines. The designation was associated with an updated demand and capacity analysis of Newark by the FAA. In the second quarter of 2016, the Company determined that the FAA’s action impaired the entire value of its Newark slots because the slots are no longer the mechanism that governs take-off and landing rights. Accordingly, the Company recorded a $412 million special charge ($264 million net of taxes) to write off the intangible asset.

In April 2016, the fleet service, passenger service, storekeeper and other employees represented by the International Association of Machinists and Aerospace Workers (the “IAM”) ratified seven new contracts with the Company which extended the contracts through 2021. During three and six months ended June 30, 2016, the Company recorded $10 million ($6 million net of taxes) and $110 million ($70 million net of taxes), respectively, of special charges primarily for bonus payments in conjunction with the IAM agreements.

During the six months ended June 30, 2016, the City of Cleveland agreed to amend the Company’s lease, which runs through 2029, associated with certain excess airport terminal space (principally Terminal D) and related facilities at Hopkins International Airport. The Company recorded an accrual for remaining payments under the lease for facilities that the Company no longer uses and will continue to incur costs under the lease without economic benefit to the Company. This liability was measured and recorded at its fair value when the Company ceased its right to use such facilities leased to it pursuant to the lease. The Company recorded a special charge of $74 million ($47 million net of taxes) related to the amended lease.

During the three and six months ended June 30, 2017, the Company recorded gains and losses on sale of assets and other special charges of $3 million ($2 million net of taxes) and $17 million ($11 million net of taxes), respectively.

During the three and six months ended June 30, 2016, the Company recorded gains and losses on sale of assets and other special charges of $6 million ($4 million net of taxes) and $14 million ($9 million net of taxes), respectively.

During the three months ended June 30, 2016, the Company recorded a $9 million ($6 million net of taxes) gain on the sale of an affiliate. Also during the six months ended June 30, 2016, the Company recorded $8 million ($5 million net of taxes) of losses due to exchange rate changes in Venezuela applicable to funds held in local currency. Both of these charges were recorded as part of Nonoperating income (expense): Miscellaneous, net.

Accrual

The accrual balance for severance and benefits was $27 million as of June 30, 2017, compared to $30 million as of June 30, 2016. The severance-related accrual as of June 30, 2017 is expected to be mostly paid through early 2019. The accrual balance for future lease payments on permanently grounded aircraft was $29 million as of June 30, 2017, compared to $41 million as of June 30, 2016. The grounded aircraft related accrual as of June 30, 2017 is expected to be mostly paid through 2025. The following is a reconciliation of severance and permanently grounded aircraft accrual activity for the six months ended June 30:

	Severance and Benefits	Permanently Grounded Aircraft
Balance at December 31, 2016	$14	$41
Accrual	78	—
Payments	(65)	(12)

Balance at June 30, 2017	$27	$29

	Severance and Benefits	Permanently Grounded Aircraft
Balance at December 31, 2015	$27	$78
Accrual	14	(17)
Payments	(11)	(20)

Balance at June 30, 2016	$30	$41

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company transports people and cargo through its mainline operations, which utilize jet aircraft with at least 118 seats, and regional operations, which utilize smaller aircraft that are operated under contract by United Express carriers. The Company serves virtually every major market around the world, either directly or through participation in Star Alliance®, the world’s largest airline alliance. UAL, through United and its regional carriers, operates approximately 4,500 flights a day to 338 airports across five continents.

Second Quarter Financial Highlights

•	Second quarter 2017 net income was $818 million, or $2.66 diluted earnings per share, as compared to net income of $588 million, or diluted earnings per share of $1.78, in the second quarter of 2016.

•	Passenger revenue increased 6.4% to $8.6 billion during the second quarter of 2017 as compared to the second quarter of 2016.

•	Second quarter 2017 aircraft fuel cost increased $232 million, 16.1% year-over-year.

•	Unrestricted liquidity at June 30, 2017 was $6.6 billion, including $2.0 billion of undrawn commitments under the Company’s revolving credit facility.

•

In the three months ended June 30, 2017, UAL repurchased approximately 6 million of its common stock in open market transactions for $0.4 billion. As of June 30, 2017, the Company had $1.1 billion remaining to purchase shares under its existing share repurchase authority.

Second Quarter Operational Highlights

•	Delivered the best airline operation among major competitors, including the best completion, on-time arrival and departure performance.

•

Consolidated traffic increased 4.3% and consolidated capacity increased 4.2% during the second quarter of 2017 as compared to the second quarter of 2016. The Company’s load factor for the second quarter of 2017 was 83.5%.

•	The Company took delivery of six Boeing 777-300ER aircraft, ten Embraer E175 aircraft and one used Airbus A319 aircraft during the second quarter of 2017.

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

RESULTS OF OPERATIONS

The following discussion provides an analysis of results of operations and reasons for material changes therein for the three months ended June 30, 2017 as compared to the corresponding period in 2016.

Second Quarter 2017 Compared to Second Quarter 2016

The Company recorded net income of $818 million in the second quarter of 2017 as compared to net income of $588 million in the second quarter of 2016. The Company considers a key measure of its performance to be operating income, which was $1.4 billion for the second quarter of 2017, as compared to $1.1 billion for the second quarter of 2016, a $0.3 billion increase year-over-year. Significant components of the Company’s operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2017	2016	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$10,000	$9,396	$604	6.4
Operating expense	8,601	8,336	265	3.2

Operating income	1,399	1,060	339	32.0
Nonoperating expense	(125)	(129)	(4)	(3.1)
Income tax expense	456	343	113	32.9

Net income	$818	$588	$230	39.1

Certain consolidated statistical information for the Company’s operations for the three months ended June 30 is as follows:

	2017	2016	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	38,247	36,416	1,831	5.0
Revenue passenger miles (“RPMs”) (millions) (b)	56,356	54,017	2,339	4.3
Available seat miles (“ASMs”) (millions) (c)	67,467	64,725	2,742	4.2
Passenger load factor (d)	83.5%	83.5%	0.0 pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	12.78	12.52	0.26	2.1
Average yield per revenue passenger mile (“Yield”) (cents) (e)	15.30	15.00	0.30	2.0
Cost per available seat mile (“CASM”) (cents)	12.75	12.88	(0.13)	(1.0)
Average price per gallon of fuel, including fuel taxes	$1.63	$1.44	$0.19	13.2
Fuel gallons consumed (millions)	1,023	995	28	2.8
Average full-time equivalent employees	86,000	83,200	2,800	3.4

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended June 30 (in millions, except for percentage changes):

	2017	2016	Increase (Decrease)	% Change
Passenger—Mainline	$7,056	$6,525	$531	8.1
Passenger—Regional	1,566	1,578	(12)	(0.8)

Total passenger revenue	8,622	8,103	519	6.4
Cargo	254	208	46	22.1
Other operating revenue	1,124	1,085	39	3.6

Total operating revenue	$10,000	$9,396	$604	6.4

The table below presents selected second quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Domestic	Atlantic	Pacific	Latin	Total Consolidated	Mainline	Regional
Increase (decrease) from 2016:
Passenger revenue (in millions)	$399	$26	$(10)	$104	$519	$531	$(12)
Passenger revenue	8.1%	1.7%	(1.0)%	15.8%	6.4%	8.1%	(0.8)%
Average fare per passenger	2.6%	0.7%	(1.2)%	7.8%	1.3%	(1.3)%	5.2%
Yield	2.0%	0.7%	(2.0)%	8.9%	2.0%	2.3%	5.6%
PRASM	2.4%	3.3%	(5.5)%	7.8%	2.1%	2.7%	3.2%
Passengers	5.4%	1.0%	0.2%	7.4%	5.0%	9.5%	(5.7)%
RPMs (traffic)	6.0%	1.0%	1.1%	6.4%	4.3%	5.7%	(6.0)%
ASMs (capacity)	5.6%	(1.5)%	4.8%	7.5%	4.2%	5.3%	(3.8)%
Passenger load factor (points)	0.3	1.9	(2.9)	(0.9)	—	0.3	(1.9)

Consolidated passenger revenue in the second quarter of 2017 increased $519 million, or 6.4% as compared to the year-ago period primarily due to a 4.3% increase in traffic. Second quarter 2017 consolidated PRASM and consolidated yield increased 2.1% and 2.0%, respectively, compared to the second quarter of 2016. The Pacific region experienced a decline in PRASM in the second quarter of 2017 as compared to the year-ago period due to unfavorable supply and demand dynamics in China.

Cargo revenue increased $46 million, or 22.1%, in the second quarter of 2017 as compared to the year-ago period primarily due to higher international freight volume and higher domestic and international mail volume.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the three months ended June 30 (in millions, except for percentage changes):

	2017	2016	Increase (Decrease)	% Change
Salaries and related costs	$2,868	$2,592	$276	10.6
Aircraft fuel	1,669	1,437	232	16.1
Regional capacity purchase	549	551	(2)	(0.4)
Landing fees and other rent	541	541	—	—
Depreciation and amortization	536	491	45	9.2
Aircraft maintenance materials and outside repairs	472	448	24	5.4
Distribution expenses	362	339	23	6.8
Aircraft rent	152	175	(23)	(13.1)
Special charges	44	434	(390)	NM
Other operating expenses	1,408	1,328	80	6.0

Total operating expenses	$8,601	$8,336	$265	3.2

Salaries and related costs increased $276 million, or 10.6%, in the second quarter of 2017 as compared to the year-ago period primarily due to higher pay rates and benefit expenses driven by collective bargaining agreements finalized in 2016, and a 3.4% increase in average full-time equivalent employees, partially offset by a decrease in profit sharing expense and other employee incentive programs expense.

Aircraft fuel expense increased $232 million, or 16.1%, year-over-year primarily due to a 13.2% increase in the average price per gallon of aircraft fuel in the second quarter of 2017 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended June 30, 2017 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2017	2016	% Change	2017	2016	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$1,669	$1,402	19.0	$1.63	$1.41	15.6
Hedge losses reported in fuel expense	—	35	NM	—	0.03	NM

Fuel expense	$1,669	$1,437	16.1	$1.63	$1.44	13.2

Total fuel consumption (gallons)	1,023	995	2.8

Depreciation and amortization increased $45 million, or 9.2%, in the second quarter of 2017 as compared to the year-ago period, primarily due to additions of new aircraft, aircraft improvements and increases in information technology assets.

Other operating expenses increased $80 million, or 6.0%, in the second quarter of 2017 as compared to the year-ago period primarily due to increases in purchased services and technology initiatives, as well as increases in food and other amenities associated with the Company’s customer experience initiatives.

Details of the Company’s special charges include the following for the three months ended June 30 (in millions):

	2017	2016
Severance and benefit costs	$41	$6
Impairment of assets	—	412
Labor agreement costs	—	10
(Gains) losses on sale of assets and other special charges	3	6

Special charges	$44	$434

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended June 30 (in millions, except for percentage changes):

	2017	2016	Increase (Decrease)	% Change
Interest expense	$(158)	$(157)	$1	0.6
Interest capitalized	21	14	7	50.0
Interest income	13	9	4	44.4
Miscellaneous, net	(1)	5	(6)	NM

Total	$(125)	$(129)	$(4)	(3.1)

Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.

First Six Months 2017 Compared to First Six Months 2016

The Company recorded net income of $914 million in the first six months of 2017 as compared to net income of $901 million in the first six months of 2016. The Company considers a key measure of its performance to be operating income, which remained flat year-over-year and was $1.7 billion for both of the first six months of 2017 and 2016. Significant components of the Company’s operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2017	2016	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$18,420	$17,591	$829	4.7
Operating expense	16,743	15,882	861	5.4

Operating income	1,677	1,709	(32)	(1.9)
Nonoperating expense	(258)	(284)	(26)	(9.2)
Income tax expense	505	524	(19)	(3.6)

Net income	$914	$901	$13	1.4

Certain consolidated statistical information for the Company’s operations for the six months ended June 30 is as follows:
	2017	2016	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	71,352	68,503	2,849	4.2
RPMs (millions) (b)	103,967	100,599	3,368	3.3
ASMs (millions) (c)	127,275	122,998	4,277	3.5
Passenger load factor (d)	81.7%	81.8%	(0.1) pts.	N/A
PRASM (cents)	12.41	12.27	0.14	1.1
Yield (cents) (e)	15.19	15.00	0.19	1.3
CASM (cents)	13.15	12.91	0.24	1.9
Average price per gallon of fuel, including fuel taxes	$1.67	$1.41	$0.26	18.4
Fuel gallons consumed (millions)	1,933	1,885	48	2.5
Average full-time equivalent employees	85,600	82,800	2,800	3.4

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the six months ended June 30 (in millions, except for percentage changes):

	2017	2016	Increase (Decrease)	% Change
Passenger—Mainline	$12,887	$12,102	$785	6.5
Passenger—Regional	2,909	2,991	(82)	(2.7)

Total passenger revenue	15,796	15,093	703	4.7
Cargo	474	402	72	17.9
Other operating revenue	2,150	2,096	54	2.6

Total operating revenue	$18,420	$17,591	$829	4.7

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

	Domestic	Atlantic	Pacific	Latin	Total Consolidated	Mainline	Regional
Increase (decrease) from 2016:
Passenger revenue (in millions)	$525	$34	$25	$119	$703	$785	$(82)
Passenger revenue	5.7%	1.3%	1.3%	8.4%	4.7%	6.5%	(2.7)%
Average fare per passenger	0.9%	2.0%	1.0%	4.3%	0.5%	(1.7)%	3.0%
Yield	0.9%	1.9%	(1.1)%	5.4%	1.3%	1.9%	3.1%
PRASM	1.2%	2.7%	(4.6)%	5.2%	1.1%	1.9%	1.7%
Passengers	4.8%	(0.6)%	0.3%	3.9%	4.2%	8.3%	(5.6)%
RPMs (traffic)	4.9%	(0.5)%	2.4%	2.8%	3.3%	4.6%	(5.6)%
ASMs (capacity)	4.4%	(1.4)%	6.1%	3.1%	3.5%	4.5%	(4.4)%
Passenger load factor (points)	0.4	0.7	(2.9)	(0.2)	(0.1)	—	(1.1)

Consolidated passenger revenue in the first six months of 2017 increased $703 million, or 4.7% as compared to the year-ago period primarily due to a 3.3% increase in traffic. Consolidated PRASM and consolidated yield for the first six months of 2017 increased 1.1% and 1.3%, respectively, as compared to the first six months of 2016. The Pacific region experienced a decline in PRASM in the first six months of 2017 as compared to the year-ago period due to unfavorable supply and demand dynamics in China.

Cargo revenue increased $72 million, or 17.9%, in the first six months of 2017 as compared to the year-ago period primarily due to higher international freight volume and higher domestic and international mail volume.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the six months ended June 30 (in millions, except for percentage changes):

	2017	2016	Increase (Decrease)	% Change
Salaries and related costs	$5,529	$5,082	$447	8.8
Aircraft fuel	3,229	2,655	574	21.6
Regional capacity purchase	1,085	1,073	12	1.1
Landing fees and other rent	1,085	1,066	19	1.8
Depreciation and amortization	1,054	970	84	8.7
Aircraft maintenance materials and outside repairs	926	850	76	8.9
Distribution expenses	669	642	27	4.2
Aircraft rent	331	353	(22)	(6.2)
Special charges	95	624	(529)	NM
Other operating expenses	2,740	2,567	173	6.7

Total operating expenses	$16,743	$15,882	$861	5.4

Salaries and related costs increased $447 million, or 8.8%, in the first six months of 2017 as compared to the year-ago period primarily due to higher pay rates and benefit expenses driven by collective bargaining agreements finalized in 2016, and a 3.4% increase in average full-time equivalent employees, partially offset by a decrease in profit sharing expense and other employee incentive programs expense.

Aircraft fuel expense increased $574 million, or 21.6%, year-over-year primarily due to an 18.4% increase in the average price per gallon of aircraft fuel in the first six months of 2017 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the six months ended June 30, 2017 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2017	2016	% Change	2017	2016	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$3,227	$2,482	30.0	$1.67	$1.32	26.5
Hedge losses reported in fuel expense	2	173	NM	—	0.09	NM

Fuel expense	$3,229	$2,655	21.6	$1.67	$1.41	18.4

Total fuel consumption (gallons)	1,933	1,885	2.5

Depreciation and amortization increased $84 million, or 8.7%, in the first six months of 2017 as compared to the year-ago period, primarily due to additions of new aircraft, aircraft improvements, accelerated depreciation of assets related to certain fleet types and increases in information technology assets.

Aircraft maintenance materials and outside repairs increased $76 million, or 8.9%, in the first six months of 2017 as compared to the year-ago period, primarily due to an increase in airframe and engine maintenance visits due to the cyclical timing of these events.

Other operating expenses increased $173 million, or 6.7%, in the first six months of 2017 as compared to the year-ago period primarily due to increases in purchased services and technology initiatives, as well as increases in food and other amenities associated with the Company’s customer experience initiatives.

Details of the Company’s special charges include the following for the six months ended June 30 (in millions):

	2017	2016
Severance and benefit costs	$78	$14
Impairment of assets	—	412
Labor agreement costs	—	110
Cleveland airport lease restructuring	—	74
(Gains) losses on sale of assets and other special charges	17	14

Special charges	$95	$624

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the six months ended June 30 (in millions, except for percentage changes):

	2017	2016	Increase (Decrease)	% Change
Interest expense	$(308)	$(316)	$(8)	(2.5)
Interest capitalized	44	28	16	57.1
Interest income	24	17	7	41.2
Miscellaneous, net	(18)	(13)	5	38.5

Total	$(258)	$(284)	$(26)	(9.2)

Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of June 30, 2017, the Company had $4.6 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $4.4 billion at December 31, 2016. At June 30, 2017, the Company also had $130 million of restricted cash and cash equivalents, which is primarily collateral for letters of credit and estimated future workers’ compensation claims. As of June 30, 2017, the Company had its entire commitment capacity of $2.0 billion under the revolving credit facility of the Company’s Amended and Restated Credit and Guaranty Agreement, dated as of March 29, 2017 (the “2017 Credit Agreement”) available for borrowings.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital and a deficit in working capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At June 30, 2017, the Company had approximately $13.2 billion of debt and capital lease obligations, including $1.6 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. As of June 30, 2017, our current liabilities exceeded our current assets by approximately $5.3 billion. However, approximately $7.2 billion of our current liabilities are related to our advance ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.

As of June 30, 2017, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Airbus S.A.S. (“Airbus”) and Embraer S.A. (“Embraer”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	35
Boeing 737NG/737 MAX	165
Boeing 777-300ER	4
Boeing 787	19
Embraer E175	14
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company’s future capital commitments could change. For the remainder of 2017, United expects to take delivery of four Boeing 737NG aircraft, one Boeing 787-9 aircraft, and 14 Embraer E175 aircraft. Additionally, the Company also currently expects to take delivery of four used Airbus A319s for the remainder of 2017.

As of June 30, 2017, UAL and United have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and include other capital purchase commitments for approximately $22.0 billion, of which approximately $2.1 billion, $2.9 billion, $3.6 billion, $2.9 billion, $2.3 billion and $8.2 billion are due in the last six months of 2017 and for the full year for 2018, 2019, 2020, 2021 and thereafter, respectively. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

As of June 30, 2017, United had $278 million in financing available through a previously issued EETC transaction that it intends to use for the financing of certain aircraft delivered in the first half of 2017. Additionally United secured individual bank financing for eight Embraer E175 aircraft to be delivered in the second half of 2017. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing. The Company has also secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures.

As of June 30, 2017, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

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

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations was $2.1 billion for the six months ended June 30, 2017 compared to $3.7 billion in the same period in 2016. Operating income for the first six months of 2017 remained flat at $1.7 billion versus the year-ago period. Excluding the non-cash impairment of the Newark slots, operating income for the first six months of 2017 was approximately $0.5 billion lower than the first six months of 2016. Additionally, there were approximately $1.1 billion of changes in working capital items, which consist of $0.3 billion decrease in advanced purchase of miles due to increased utilization of pre-purchased miles, $0.3 billion decrease related to timing of payroll cycles and accounts payable, $0.2 billion reduction in advance ticket sales, $0.2 billion increase in prepayments for maintenance contracts, and $0.1 billion increase in pension contributions.

Investing Activities. Capital expenditures were $1.8 billion and $1.7 billion in the six months ended June 30, 2017 and 2016, respectively. Capital expenditures for the six months ended June 30, 2017 were primarily attributable to the purchase of aircraft, facility and fleet-related costs.

Financing Activities. During the six months ended June 30, 2017, the Company made debt and capital lease payments of $0.6 billion.

On March 29, 2017, United and UAL, as borrower and guarantor, respectively, entered into the 2017 Credit Agreement. The 2017 Credit Agreement consists of a $1.5 billion term loan due April 1, 2024, which (i) was used to retire the entire principal balance of the term loans under the credit and guaranty agreement, dated March 27, 2013 (as amended, the “2013 Credit Agreement”), and (ii) increased the term loan balance by approximately $440 million, and a $2.0 billion revolving credit facility available for drawing until April 1, 2022, which increased the available capacity under the revolving credit facility of the 2013 Credit Agreement. As of June 30, 2017, United had its entire capacity of $2.0 billion available under the revolving credit facility. The obligations of United under the 2017 Credit Agreement are secured by liens on certain international route authorities, certain take-off and landing rights and related assets of United. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information.

In the six months ended June 30, 2017, United received and recorded $987 million of proceeds as debt from the two EETC pass-through trusts established in 2016. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information.

In the six months ended June 30, 2017, United borrowed approximately $167 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2017. The notes evidencing these borrowings, which are secured by the related aircraft, mature in 2027 and each has an interest rate comprised of LIBOR plus a specified margin.

In the six months ended June 30, 2017, United received and recorded $300 million proceeds of the 5% Senior Notes due February 1, 2024.

Share Repurchase Programs. In the six months ended June 30, 2017, UAL repurchased approximately 10 million shares of UAL common stock in open market transactions for $0.7 billion. As of June 30, 2017, the Company had approximately $1.1 billion remaining to purchase shares under its existing share repurchase authority.

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

CRITICAL ACCOUNTING POLICIES

See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Annual Report and Note 1 to the financial statements contained in Part 1, Item 1 of this report for a discussion of the Company’s critical accounting policies.

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

Evaluation of Disclosure Control and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of June 30, 2017, disclosure controls and procedures of each of UAL and United were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2017

During the three months ended June 30, 2017, there were no changes in UAL’s or United’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 3., “Legal Proceedings” of the 2016 Annual Report for a description of legal proceedings.

Item 1A.	RISK FACTORS

See Part I, Item 1A., “Risk Factors,” of the 2016 Annual Report for a detailed discussion of the risk factors affecting UAL and United.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None

(b) None

(c) The following table presents repurchases of UAL common stock made in the second quarter of fiscal year 2017:

Period	Total number of shares purchased (a)(b)	Average price paid per share (b)(c)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
April 2017	2,077,354	$69.90	2,077,354	$1,385
May 2017	1,987,425	76.76	1,987,425	1,233
June 2017	1,598,540	77.28	1,598,540	1,109

Total	5,663,319		5,663,319

(a) In July 2016, UAL’s Board of Directors authorized a $2 billion share repurchase program. As of June 30, 2017, the Company had approximately $1.1 billion remaining to purchase shares under its share repurchase program. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws.

(b) The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock awards and restricted stock units. The United Continental Holdings, Inc. 2017 Incentive Compensation Plan, which replaced the United Continental Holdings, Inc. 2008 Incentive Compensation Plan on May 24, 2017, provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. However, this plan does not specify a maximum number of shares that may be withheld for this purpose. A total of 1,099 shares were withheld under this plan in the second quarter of 2017 at an average share price of $76.27. These shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

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

United Continental Holdings, Inc.
(Registrant)

Date: July 19, 2017	By:	/s/ Andrew C. Levy

Andrew C. Levy
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: July 19, 2017	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller (principal accounting officer)

United Airlines, Inc.
(Registrant)

Date: July 19, 2017	By:	/s/ Andrew C. Levy

Andrew C. Levy
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: July 19, 2017	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit
*10.1	UAL	United Continental Holdings, Inc. 2017 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 30, 2017)
*10.2	UAL United	Second Amendment to Employment Agreement, dated April 21, 2017, by and among United Continental Holdings, Inc., United Airlines, Inc. and Oscar Munoz (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 21, 2017)
^10.3	UAL United	Supplemental Agreement No. 8, including exhibits and side letters, to Purchase Agreement No. 03776, Dated June 7, 2017
^10.4	UAL United	Supplemental Agreement No. 9, including exhibits and side letters, to Purchase Agreement No. 03776, Dated June 15, 2017
^10.5	UAL United	Supplemental Agreement No. 8, including exhibits and side letters, to Purchase Agreement No. 03860, Dated June 15, 2017
10.6	UAL	Form of Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan
10.7	UAL	Form of Stock Option Award Notice pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan
10.8	UAL	United Continental Holdings, Inc. Performance-Based RSU Program (adopted pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan)
10.9	UAL	Form of Performance-Based RSU Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based RSU Program (Relative Pre-tax Margin awards)
12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges
12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges
31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.1	UAL United	XBRL Instance Document
101.2	UAL United	XBRL Taxonomy Extension Schema Document
101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document
101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document
101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed.

^ Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.