Form 10-Q
period 2017-09-30
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2017-10-19
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

United Continental Holdings, Inc.	☐
United Airlines, Inc.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

United Continental Holdings, Inc.	Yes ☐ No ☒
United Airlines, Inc.	Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of October 12, 2017 is shown below:

United Continental Holdings, Inc.	296,252,435 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 (100% owned by United Continental Holdings, Inc.) There is no market for United Airlines, Inc. common stock.

OMISSION OF CERTAIN INFORMATION

This combined Quarterly Report on Form 10-Q is separately filed by United Continental Holdings, Inc. and United Airlines, Inc. United Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

United Continental Holdings, Inc.

United Airlines, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenue:
Passenger—Mainline	$7,083	$7,017	$19,970	$19,119
Passenger—Regional	1,445	1,586	4,354	4,577

Total passenger revenue	8,528	8,603	24,324	23,696
Cargo	257	224	731	626
Other operating revenue	1,093	1,086	3,243	3,182

Total operating revenue	9,878	9,913	28,298	27,504

Operating expense:
Salaries and related costs	2,812	2,625	8,341	7,707
Aircraft fuel	1,809	1,603	5,038	4,258
Landing fees and other rent	585	546	1,670	1,612
Regional capacity purchase	567	572	1,652	1,645
Depreciation and amortization	556	503	1,610	1,473
Aircraft maintenance materials and outside repairs	451	451	1,377	1,301
Distribution expenses	352	345	1,021	987
Aircraft rent	145	168	476	521
Special charges (Note 10)	50	45	145	669
Other operating expenses	1,459	1,431	4,199	3,998

Total operating expenses	8,786	8,289	25,529	24,171

Operating income	1,092	1,624	2,769	3,333

Nonoperating income (expense):
Interest expense	(164)	(150)	(472)	(466)
Interest capitalized	20	20	64	48
Interest income	17	14	41	31
Miscellaneous, net (Note 10)	15	2	(3)	(11)

Total nonoperating expense, net	(112)	(114)	(370)	(398)

Income before income taxes	980	1,510	2,399	2,935
Income tax expense	343	545	848	1,069

Net income	$637	$965	$1,551	$1,866

Earnings per share, basic	$2.12	$3.02	$5.06	$5.57

Earnings per share, diluted	$2.12	$3.01	$5.04	$5.57

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$637	$965	$1,551	$1,866

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments, net of taxes	—	12	1	123
Employee benefit plans, net of taxes	3	(75)	(1)	(89)
Investments and other, net of taxes	17	(1)	5	(1)

Total other comprehensive income (loss), net	20	(64)	5	33

Total comprehensive income, net	$657	$901	$1,556	$1,899

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,870	$2,179
Short-term investments	2,458	2,249
Receivables, less allowance for doubtful accounts (2017 — $11; 2016 — $10)	1,603	1,176
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2017 — $342; 2016 — $295)	937	873
Prepaid expenses and other	1,009	832

Total current assets	7,877	7,309

Operating property and equipment:
Owned—
Flight equipment	29,043	25,873
Other property and equipment	6,186	5,652

Total owned property and equipment	35,229	31,525
Less — Accumulated depreciation and amortization	(11,358)	(9,975)

Total owned property and equipment, net	23,871	21,550

Purchase deposits for flight equipment	1,044	1,059

Capital leases—
Flight equipment	1,136	1,319
Other property and equipment	488	331

Total capital leases	1,624	1,650
Less — Accumulated amortization	(910)	(941)

Total capital leases, net	714	709

Total operating property and equipment, net	25,629	23,318

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2017 — $1,294; 2016 — $1,234)	3,558	3,632
Deferred income taxes	—	655
Restricted cash	96	124
Investments in affiliates and other, net	882	579

Total other assets	9,059	9,513

Total assets	$42,565	$40,140

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited) September 30, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance ticket sales	$4,537	$3,730
Accounts payable	2,231	2,139
Frequent flyer deferred revenue	1,992	2,135
Accrued salaries and benefits	1,983	2,307
Current maturities of long-term debt	1,516	849
Current maturities of capital leases	125	116
Other	703	1,010

Total current liabilities	13,087	12,286

Long-term debt	11,334	9,918
Long-term obligations under capital leases	968	822

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,793	2,748
Postretirement benefit liability	1,588	1,581
Pension liability	1,631	1,892
Deferred income taxes	253	—
Advanced purchase of miles	106	430
Lease fair value adjustment, net	219	277
Other	1,616	1,527

Total other liabilities and deferred credits	8,206	8,455

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 296,252,431 and 314,612,744 shares at September 30, 2017 and December 31, 2016, respectively	3	3
Additional capital invested	6,591	6,569
Retained earnings	4,991	3,427
Stock held in treasury, at cost	(1,791)	(511)
Accumulated other comprehensive loss	(824)	(829)

Total stockholders’ equity	8,970	8,659

Total liabilities and stockholders’ equity	$42,565	$40,140

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net cash provided by operating activities	$2,685	$4,884

Cash Flows from Investing Activities:
Capital expenditures	(2,900)	(2,343)
Purchases of short-term and other investments	(2,584)	(1,989)
Proceeds from sale of short-term and other investments	2,380	1,957
Proceeds from sale of property and equipment	8	24
Investment in and loans to affiliates	—	(8)
Other, net	142	(5)

Net cash used in investing activities	(2,954)	(2,364)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and airport construction financing	2,119	510
Repurchases of common stock	(1,291)	(2,442)
Payments of long-term debt	(722)	(911)
Principal payments under capital leases	(84)	(95)
Other, net	(77)	(40)

Net cash used in financing activities	(55)	(2,978)

Net decrease in cash, cash equivalents and restricted cash	(324)	(458)
Cash, cash equivalents and restricted cash at beginning of the period	2,303	3,212

Cash, cash equivalents and restricted cash at end of the period (a)	$1,979	$2,754

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$918	$115
Airport construction financing	41	68
Operating lease conversions to capital lease	—	12

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$1,870	$2,630
Restricted cash included in Prepaid expenses and other	13	1
Other assets:
Restricted cash	96	123

Total cash, cash equivalents and restricted cash	$1,979	$2,754

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenue:
Passenger—Mainline	$7,083	$7,017	$19,970	$19,119
Passenger—Regional	1,445	1,586	4,354	4,577

Total passenger revenue	8,528	8,603	24,324	23,696
Cargo	257	224	731	626
Other operating revenue	1,093	1,086	3,243	3,182

Total operating revenue	9,878	9,913	28,298	27,504

Operating expense:
Salaries and related costs	2,812	2,625	8,341	7,707
Aircraft fuel	1,809	1,603	5,038	4,258
Landing fees and other rent	585	546	1,670	1,612
Regional capacity purchase	567	572	1,652	1,645
Depreciation and amortization	556	503	1,610	1,473
Aircraft maintenance materials and outside repairs	451	451	1,377	1,301
Distribution expenses	352	345	1,021	987
Aircraft rent	145	168	476	521
Special charges (Note 10)	50	45	145	669
Other operating expenses	1,459	1,431	4,198	3,997

Total operating expense	8,786	8,289	25,528	24,170

Operating income	1,092	1,624	2,770	3,334

Nonoperating income (expense):
Interest expense	(164)	(150)	(472)	(466)
Interest capitalized	20	20	64	48
Interest income	17	14	41	31
Miscellaneous, net (Note 10)	15	2	(3)	(11)

Total nonoperating expense, net	(112)	(114)	(370)	(398)

Income before income taxes	980	1,510	2,400	2,936
Income tax expense	343	545	848	1,069

Net income	$637	$965	$1,552	$1,867

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$637	$965	$1,552	$1,867

Other comprehensive income (loss), net change related to:
Fuel derivative financial instruments, net of taxes	—	12	1	123
Employee benefit plans, net of taxes	3	(75)	(1)	(89)
Investments and other, net of taxes	17	(1)	5	(1)

Total other comprehensive income (loss), net	20	(64)	5	33

Total comprehensive income, net	$657	$901	$1,557	$1,900

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,864	$2,173
Short-term investments	2,458	2,249
Receivables, less allowance for doubtful accounts (2017 — $11; 2016 — $10)	1,603	1,176
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2017 — $342; 2016 — $295)	937	873
Prepaid expenses and other	1,008	832

Total current assets	7,870	7,303

Operating property and equipment:
Owned—
Flight equipment	29,043	25,873
Other property and equipment	6,186	5,652

Total owned property and equipment	35,229	31,525
Less — Accumulated depreciation and amortization	(11,358)	(9,975)

Total owned property and equipment, net	23,871	21,550

Purchase deposits for flight equipment	1,044	1,059

Capital leases—
Flight equipment	1,136	1,319
Other property and equipment	488	331

Total capital leases	1,624	1,650
Less — Accumulated amortization	(910)	(941)

Total capital leases, net	714	709

Total operating property and equipment, net	25,629	23,318

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2017 — $1,294; 2016 — $1,234)	3,558	3,632
Deferred income taxes	—	612
Restricted cash	96	124
Investments in affiliates and other, net	882	579

Total other assets	9,059	9,470

Total assets	$42,558	$40,091

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	(Unaudited)
	September 30, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Advance ticket sales	$4,537	$3,730
Accounts payable	2,231	2,144
Frequent flyer deferred revenue	1,992	2,135
Accrued salaries and benefits	1,983	2,307
Current maturities of long-term debt	1,516	849
Current maturities of capital leases	125	116
Other	707	1,009

Total current liabilities	13,091	12,290

Long-term debt	11,334	9,918
Long-term obligations under capital leases	968	822

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,793	2,748
Postretirement benefit liability	1,588	1,581
Pension liability	1,631	1,892
Deferred income taxes	297	—
Advanced purchase of miles	106	430
Lease fair value adjustment, net	219	277
Other	1,616	1,527

Total other liabilities and deferred credits	8,250	8,455

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at both September 30, 2017 and December 31, 2016	—	—
Additional capital invested	2,325	3,573
Retained earnings	7,504	5,937
Accumulated other comprehensive loss	(824)	(829)
Receivable from related parties	(90)	(75)

Total stockholder’s equity	8,915	8,606

Total liabilities and stockholder’s equity	$42,558	$40,091

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net cash provided by operating activities	$2,671	$4,878

Cash Flows from Investing Activities:
Capital expenditures	(2,900)	(2,343)
Purchases of short-term investments and other investments	(2,584)	(1,989)
Proceeds from sale of short-term and other investments	2,380	1,957
Proceeds from sale of property and equipment	8	24
Investment in and loans to affiliates	—	(8)
Other, net	142	(5)

Net cash used in investing activities	(2,954)	(2,364)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and airport construction financing	2,119	510
Dividend to UAL	(1,291)	(2,442)
Payments of long-term debt	(722)	(911)
Principal payments under capital leases	(84)	(95)
Other, net	(63)	(34)

Net cash used in financing activities	(41)	(2,972)

Net decrease in cash, cash equivalents and restricted cash	(324)	(458)
Cash, cash equivalents and restricted cash at beginning of the period	2,297	3,206

Cash, cash equivalents and restricted cash at end of the period (a)	$1,973	$2,748

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$918	$115
Airport construction financing	41	68
Operating lease conversions to capital lease	—	12

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet:

Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$1,864	$2,624
Restricted cash included in Prepaid expenses and other	13	1
Other assets:
Restricted cash	96	123

Total cash, cash equivalents and restricted cash	$1,973	$2,748

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

NOTE 1 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Accounting Standards Codification. The Company will use the full-retrospective approach in adopting this standard on January 1, 2018. We have reached conclusions on the applicability of the standard on accounting for contracts with customers. The standard impacts the classification of certain revenue streams and affects the timing of revenue and expense recognition for others. The most significant impact is the reclassification of certain ancillary fees from other operating revenue into passenger revenue on the statement of consolidated operations. For 2016, the amount to be reclassified at adoption of the new standard from other operating revenue into passenger revenue under Topic 606 is approximately $2.0 billion. These ancillary fees are directly related to passenger travel, such as ticket change fees and baggage fees and will no longer be considered distinct performance obligations separate from the passenger travel component. In addition, the ticket change fees, which were previously recognized when received, will be recognized when transportation is provided. While the classification of certain transactions within operating revenue and between operating revenue and operating expenses will change, the Company believes that the adoption of the standard will not have a material impact on its earnings.

In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases (“Topic 842”). The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. Lessees and lessors are required to adopt Topic 842 using a modified retrospective approach for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. We have not completed our evaluation of the impact but believe this standard will have a significant impact on our consolidated balance sheets but is not expected to have a material impact on the Company’s results of operations or cash flows. The primary effect of adopting the new standard will be to record assets and obligations for its operating leases.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) (“ASU 2016-01”). This standard makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. It is effective for interim and annual periods beginning after December 15, 2017. Based on its portfolio of investments as of September 30, 2017, the Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

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

NOTE 2 - EARNINGS PER SHARE

The computations of UAL’s basic and diluted earnings per share are set forth below (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings available to common stockholders	$637	$965	$1,551	$1,866

Basic weighted-average shares outstanding	299.8	320.0	306.8	334.9
Effect of employee stock awards	0.8	0.4	0.8	0.3

Diluted weighted-average shares outstanding	300.6	320.4	307.6	335.2

Earnings per share, basic	$2.12	$3.02	$5.06	$5.57
Earnings per share, diluted	$2.12	$3.01	$5.04	$5.57

The number of antidilutive securities excluded from the computation of diluted earnings per share amounts was not material.

In the three and nine months ended September 30, 2017, UAL repurchased approximately 8 million and 18 million shares of UAL common stock in open market transactions, respectively, for $0.6 billion and $1.3 billion, respectively. As of September 30, 2017, the Company had approximately $0.6 billion remaining to purchase shares under its existing share repurchase authority. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL will repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s accumulated other comprehensive income (loss), net of tax (“AOCI”) (in millions):

				Deferred Taxes
UAL	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts	Investments and Other	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts	Investments and Other	Total
Balance at June 30, 2017	$(860)	$—	$(16)	$26	$—	$6	$(844)
Changes in value	(9)	—	26	3	—	(9)	11
Amounts reclassified to earnings	14	—	—	(5)	—	—	9

Net change	5	—	26	(2)	—	(9)	20

Balance at September 30, 2017	$(855)	$—	$10	$24	$—	$(3)	$(824)

Balance at December 31, 2016	$(854)	$(2)	$1	$24	$1	$1	$(829)
Changes in value	(42)	—	9	15	—	(3)	(21)
Amounts reclassified to earnings	41	2	—	(15)	(1)	(1)	26

Net change	(1)	2	9	—	(1)	(4)	5

Balance at September 30, 2017	$(855)	$—	$10	$24	$—	$(3)	$(824)

				Deferred Taxes
UAL	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts	Investments and Other	Pension and Other Postretirement Liabilities	Fuel Derivative Contracts	Investments and Other	Total
Balance at June 30, 2016	$(385)	$(41)	$3	$(146)	$(165)	$—	$(734)
Changes in value	(124)	(6)	1	45	2	(1)	(83)
Amounts reclassified to earnings	6	24	(2)	(2)	(8)	1	19

Net change	(118)	18	(1)	43	(6)	—	(64)

Balance at September 30, 2016	$(503)	$(23)	$2	$(103)	$(171)	$—	$(798)

Balance at December 31, 2015	$(363)	$(215)	$3	$(154)	$(102)	$—	$(831)
Changes in value	(157)	(5)	1	57	2	(1)	(103)
Amounts reclassified to earnings	17	197	(2)	(6)	(71)	1	136

Net change	(140)	192	(1)	51	(69)	—	33

Balance at September 30, 2016	$(503)	$(23)	$2	$(103)	$(171)	$—	$(798)

Details about AOCI Components	Amount Reclassified from AOCI to Income				Affected Line Item in the Statements of Consolidated Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pension and other postretirement liabilities
Amortization of unrecognized losses and prior service cost (a)	$ 14	$ 6	$ 41	$ 17	Salaries and related costs
Fuel derivative contracts
Reclassifications of losses into earnings	—	24	2	197	Aircraft fuel
Investments and other
Reclassifications of gains into earnings	—	(2)	—	(2)	Miscellaneous, net

(a) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 5 of this report for additional information).

NOTE 4 - INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2017 was 35.0% and 35.3%, respectively, and the effective tax rate for the three and nine months ended September 30, 2016 was 36.1% and 36.4%, respectively. The effective tax rates represented a blend of federal, state and foreign taxes and included the impact of certain nondeductible items. The effective tax rate for the three and nine months ended September 30, 2017 also reflects the impact of a change in the mix of domestic and foreign earnings.

NOTE 5 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans. The Company’s net periodic benefit cost includes the following components (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Service cost	$48	$29	$4	$4
Interest cost	55	50	16	22
Expected return on plan assets	(61)	(54)	—	—
Amortization of unrecognized (gain) loss and prior service cost (credit)	32	19	(18)	(13)
Settlement loss	3	2	—	—
Curtailment gain	—	—	—	(47)

Total	$77	$46	$2	$(34)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$146	$84	$10	$14
Interest cost	165	151	50	66
Expected return on plan assets	(182)	(162)	(1)	(1)
Amortization of unrecognized (gain) loss and prior service cost (credit)	95	57	(54)	(40)
Settlement loss	5	4	—	—
Curtailment gain	—	—	—	(47)

Total	$229	$134	$5	$(8)

During the three and nine months ended September 30, 2017, the Company contributed $160 million and $400 million, respectively, to its U.S. domestic tax-qualified defined benefit pension plans.

Share-Based Compensation. During the first nine months of 2017, UAL’s Board of Directors and stockholders approved the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (the “2017 Plan”). The 2017 Plan is an incentive compensation plan that allows the Company to use different forms of long-term equity incentives to attract, retain, and reward officers and employees (including prospective officers and employees). The 2017 Plan replaced the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (the “2008 Plan”). Any awards granted under the 2008 Plan prior to the approval of the 2017 Plan remain in effect pursuant to their terms. Awards may not be granted under the 2017 Plan after May 24, 2027. Under the 2017 Plan, the Company may grant: non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986), stock appreciation rights, restricted shares, restricted share units (“RSUs”), performance compensation awards, performance units, cash incentive awards, other equity-based and equity-related awards, and dividends and dividend equivalents.

In the nine months ended September 30, 2017, UAL granted share-based compensation awards pursuant to both the 2008 Plan and the 2017 Plan. These share-based compensation awards include 1.5 million RSUs, consisting of 0.9 million time-vested RSUs and 0.6 million performance-based RSUs, and 36,000 stock options. The time-vested RSUs vest pro-rata, on February 28th of each year, over a three year period from the date of grant. These RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The performance-based RSUs vest based on the Company’s relative improvement in pre-tax margin for the three years ending December 31, 2019. If this performance condition is achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The Company accounts for the performance-based RSUs as liability awards.

The table below presents information related to share-based compensation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Share-based compensation expense	$10	$23	$66	$36

	September 30, 2017	December 31, 2016
Unrecognized share-based compensation	$90	$65

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The table below presents disclosures about the financial assets and liabilities measured at fair value on a recurring basis in UAL’s financial statements (in millions):

	September 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,870	$1,870	$—	$—	$2,179	$2,179	$—	$—
Short-term investments:
Corporate debt	959	—	959	—	835	—	835	—
Asset-backed securities	891	—	891	—	792	—	792	—
Certificates of deposit placed through an account registry service (“CDARS”)	142	—	142	—	246	—	246	—
U.S. government and agency notes	112	—	112	—	140	—	140	—
Other fixed-income securities	171	—	171	—	54	—	54	—
Other investments measured at NAV	183	—	—	—	182	—	—	—
Restricted cash	109	109	—	—	124	124	—	—
Long-term investments:
Equity securities	114	114	—	—	—	—	—	—
Enhanced equipment trust certificates (“EETC”)	21	—	—	21	23	—	—	23

Available-for-sale investment maturities - The short-term investments shown in the table above are classified as available-for-sale. As of September 30, 2017, asset-backed securities have remaining maturities of less than one year to approximately 17 years, corporate debt securities have remaining maturities of less than one year to approximately three years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately two years. The EETC securities mature in 2019.

Restricted cash - Restricted cash primarily includes collateral for letters of credit and collateral associated with workers’ compensation obligations.

Equity securities - Equity securities represent United’s investment in Azul Linhas Aereas Brasileiras S.A. (“Azul”), which was previously accounted for as a cost-method investment. The fair value of Azul’s shares became readily determinable in the second quarter of 2017 upon its initial public offering and is now accounted for as an available-for-sale investment.

Investments presented in the table above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above (in millions):

Fair Value of Debt by Fair Value Hierarchy Level
	September 30, 2017					December 31, 2016
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$12,850	$13,217	$—	$9,640	$3,577	$10,767	$11,055	$—	$8,184	$2,871

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term investments, Equity securities, EETC and Restricted cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) broker quotes obtained by third-party valuation services.

Other investments measured at NAV	In accordance with the relevant accounting standards, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The investments measured using NAV are shares of mutual funds that invest in fixed-income instruments including bonds, debt securities, and other similar instruments issued by various U.S. and non-U.S. public- or private-sector entities. The Company can redeem its shares at any time at NAV subject to a three-day settlement period.

Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

NOTE 7 - HEDGING ACTIVITIES

Fuel Derivatives

As of September 30, 2017, the Company did not have any fuel hedging contracts outstanding to hedge its fuel consumption. The last of the Company’s fuel hedge derivatives designated for cash flow hedge accounting expired in December 2016. The Company’s current strategy is to not enter into transactions to hedge its fuel consumption, although the Company regularly reviews its strategy based on market conditions and other factors.

The following table presents the impact of derivative instruments and their location within the Company’s unaudited statements of consolidated operations (in millions):

Derivatives designated as cash flow hedges

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Fuel contracts	$—	$(6)	$—	$(24)

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Loss Reclassified from AOCI into Fuel Expense (a)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fuel contracts	$—	$(5)	$(2)	$(197)

(a) The 2017 loss reclassified from AOCI into fuel expense represents hedge losses on December 2016 settled trades, but for which the associated fuel purchased in December was not consumed until January 2017.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments. As of September 30, 2017, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Airbus S.A.S. (“Airbus”), and Embraer S.A. (“Embraer”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	45
Boeing 737 MAX	161
Boeing 777-300ER	4
Boeing 787	18
Embraer E175	5
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company’s future capital commitments could change. For the remainder of 2017, United expects to take delivery of five Embraer E175 aircraft. Additionally, the Company also currently expects to take delivery of four used Airbus A319s and two used Airbus A320s for the remainder of 2017.

The table below summarizes United’s commitments as of September 30, 2017, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other capital purchase commitments. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

(in billions)
Last three months of 2017	$0.9
2018	3.0
2019	3.1
2020	2.2
2021	1.4
After 2021	11.4

$22.0

United secured individual bank financing for five Embraer E175 aircraft to be delivered in the last three months of 2017. See Note 9 of this report for additional information on aircraft financing. The Company has also secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures.

Regional CPAs. In February 2017, United entered into a five-year capacity purchase agreement (“CPA”) with Air Wisconsin Airlines for regional service under the United Express brand to operate up to 65 CRJ 200 aircraft.

In the third quarter of 2017, United reached agreements with certain of its regional air partners to accelerate the retirement of 21 turboprop aircraft from service, modify some aircraft service entry and exit dates, as well as extend the term of up to approximately 125 aircraft under an existing CPA through December 31, 2022. The future commitments have been incorporated into the table below.

The table below summarizes the Company’s future payments through the end of the terms of our CPAs, excluding variable pass-through costs such as fuel and landing fees, among others.

(in billions)
Last three months of 2017	$0.5
2018	2.0
2019	1.8
2020	1.6
2021	1.5
After 2021	4.6

$12.0

Guarantees. As of September 30, 2017, United is the guarantor of approximately $1.8 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.4 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. The leasing arrangements associated with approximately $441 million of these obligations are accounted for as capital leases. All of these bonds are due between 2019 and 2038.

In the Company’s financing transactions that include loans, the Company typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At September 30, 2017, the Company had $3.3 billion of floating rate debt and $68 million of fixed rate debt, with remaining terms of up to 11 years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate balance of $3.2 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

As of September 30, 2017, United is the guarantor of $159 million of aircraft mortgage debt issued by one of United’s regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described above for the Company’s debt and the Company would potentially be responsible for those costs under the guarantees.

Labor Negotiations. As of September 30, 2017, United had approximately 89,700 employees, of whom approximately 80% were represented by various U.S. labor organizations.

NOTE 9 - DEBT

As of September 30, 2017, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. As of September 30, 2017, UAL and United were in compliance with their debt covenants.

2017 Credit and Guaranty Agreement. On March 29, 2017, United and UAL, as borrower and guarantor, respectively, entered into an Amended and Restated Credit and Guaranty Agreement (the “2017 Credit Agreement”). The 2017 Credit Agreement consists of a $1.5 billion term loan due April 1, 2024, which (i) was used to retire the entire principal balance of the term loans under the credit and guaranty agreement, dated March 27, 2013 (as amended, the “2013 Credit Agreement”), and (ii) increased the term loan balance by approximately $440 million, and a $2.0 billion revolving credit facility available for drawing until April 1, 2022, which increased the available capacity under the revolving credit facility of the 2013 Credit Agreement. As of September 30, 2017, United had its entire capacity of $2.0 billion available under the revolving credit facility. The obligations of United under the 2017 Credit Agreement are secured by liens on certain international route authorities, certain take-off and landing rights and related assets of United.

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

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of September 30, 2017	Proceeds received from issuance of debt during 2017
September 2016	AA	$637	October 2028	2.875%	$637	$557
September 2016	A	283	October 2028	3.10%	283	247
June 2016	AA	729	July 2028	3.10%	729	319
June 2016	A	324	July 2028	3.45%	324	142

		$1,973			$1,973	$1,265

Secured Notes Payable. In the first nine months of 2017, United borrowed approximately $392 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2017. The notes evidencing these borrowings, which are secured by the related aircraft, mature in 2027 and each has an interest rate comprised of LIBOR plus a specified margin.

4.25% Senior Notes due 2022. In September 2017, UAL issued $400 million aggregate principal amount of 4.25% Senior Notes due October 1, 2022 (the “4.25% Senior Notes due 2022”). These notes are fully and unconditionally guaranteed and recorded by United on its balance sheet as debt. The indenture for the 4.25% Senior Notes due 2022 requires UAL to offer to repurchase the notes for cash at a purchase price equal to 101% of the principal amount of notes repurchased plus accrued and unpaid interest if certain changes of control of UAL occur.

5% Senior Notes due 2024. In January 2017, UAL issued $300 million aggregate principal amount of 5% Senior Notes due February 1, 2024 (the “5% Senior Notes due 2024”). These notes are fully and unconditionally guaranteed and recorded by United on its balance sheet as debt. The indenture for the 5% Senior Notes due 2024 requires UAL to offer to repurchase the notes for cash at a purchase price equal to 101% of the principal amount of notes repurchased plus accrued and unpaid interest if certain changes of control of UAL occur.

The table below presents the Company’s contractual principal payments (not including debt discount or debt issuance costs) at September 30, 2017 under then-outstanding long-term debt agreements (in millions):

Last three months of 2017	$184
2018	1,527
2019	1,115
2020	1,120
2021	1,107
After 2021	7,963

$13,016

NOTE 10 - SPECIAL CHARGES

For the three and nine months ended September 30, special charges consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating:	2017	2016	2017	2016
Severance and benefit costs	$23	$13	$101	$27
Impairment of assets	15	—	15	412
Labor agreement costs	—	14	—	124
Cleveland airport lease restructuring	—	—	—	74
(Gains) losses on sale of assets and other special charges	12	18	29	32

Special charges	50	45	145	669
Nonoperating:
Other (gain) loss	—	—	—	(1)

Special charges before income taxes	50	45	145	668
Income tax benefit related to special charges	(18)	(16)	(52)	(241)

Total special charges, net of tax	$32	$29	$93	$427

During the three and nine months ended September 30, 2017, the Company recorded $16 million ($10 million net of taxes) and $73 million ($47 million net of taxes), respectively, of severance and benefit costs related to a voluntary early-out program for its technicians and related employees represented by the International Brotherhood of Teamsters (the “IBT”). In the first quarter of 2017, approximately 1,000 technicians and related employees elected to voluntarily separate from the Company and will receive a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through early 2019. Also during the three and nine months ended September 30, 2017, the Company recorded $7 million ($5 million net of taxes) and $28 million ($18 million net of taxes), respectively, of severance primarily related to its management reorganization initiative.

During the three and nine months ended September 30, 2016, the Company recorded $13 million ($8 million net of taxes) and $27 million ($17 million net of taxes), respectively, of severance and benefit costs primarily related to a voluntary early-out program for its flight attendants.

During the three months ended September 30, 2017, the Company recorded a $15 million ($10 million net of taxes) intangible asset impairment charge related to a maintenance service agreement.

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

During the nine months ended September 30, 2016, the fleet service, passenger service, storekeeper and other employees represented by the International Association of Machinists and Aerospace Workers (the “IAM”) ratified seven new contracts with the Company which extended the contracts through 2021. The Company also reached a tentative agreement with the IBT during the same time period. During the three and nine months ended September 30, 2016, the Company recorded $61 million ($39 million net of taxes) and $171 million ($109 million net of taxes), respectively, of special charges primarily for payments in conjunction with the IAM and IBT agreements described above. Also, as part of its contract with the Association of Flight Attendants, the Company amended two of its flight attendant postretirement medical plans. The amendments triggered curtailment accounting, resulting in the recognition of a one-time $47 million gain ($30 million net of taxes) for accelerated recognition of a prior service credit.

During the nine months ended September 30, 2016, the City of Cleveland agreed to amend the Company’s lease, which runs through 2029, associated with certain excess airport terminal space (principally Terminal D) and related facilities at Hopkins International Airport. The Company recorded an accrual for remaining payments under the lease for facilities that the Company no longer uses and will continue to incur costs under the lease without economic benefit to the Company. This liability was measured and recorded at its fair value when the Company ceased its right to use such facilities leased to it pursuant to the lease. The Company recorded a special charge of $74 million ($47 million net of taxes) related to the amended lease.

Accrual

The accrual balance for severance and benefits was $31 million as of September 30, 2017, compared to $34 million as of September 30, 2016. The severance-related accrual as of September 30, 2017 is expected to be mostly paid through early 2019. The accrual balance for future lease payments on permanently grounded aircraft was $28 million as of September 30, 2017, compared to $41 million as of September 30, 2016. The grounded aircraft related accrual as of September 30, 2017 is expected to be mostly paid through 2025. The following is a reconciliation of severance and permanently grounded aircraft accrual activity for the nine months ended September 30:

	Severance and Benefits	Permanently Grounded Aircraft
Balance at December 31, 2016	$14	$41
Accrual	101	—
Payments	(84)	(13)

Balance at September 30, 2017	$31	$28

	Severance and Benefits	Permanently Grounded Aircraft
Balance at December 31, 2015	$27	$78
Accrual	27	(17)
Payments	(20)	(20)

Balance at September 30, 2016	$34	$41

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Third Quarter Financial Highlights

•	Third quarter 2017 net income was $637 million, or $2.12 diluted earnings per share, as compared to net income of $965 million, or diluted earnings per share of $3.01, in the third quarter of 2016.

•

During the quarter, the Company canceled approximately 8,300 flights as a result of severe weather in southeast Texas, Florida and parts of the Caribbean. The operational disruption reduced third quarter income before income taxes by an estimated $185 million.

•

Passenger revenue decreased 0.9% to $8.5 billion during the third quarter of 2017 as compared to the third quarter of 2016. Revenue was impacted by an estimated $210 million due to the operational disruption.

•	Third quarter 2017 aircraft fuel cost increased $206 million, 12.9% year-over-year.

•	Unrestricted liquidity at September 30, 2017 was $6.3 billion, including $2.0 billion of undrawn commitments under the Company’s revolving credit facility.

•

In the three months ended September 30, 2017, UAL repurchased approximately 8 million of its common stock in open market transactions for $0.6 billion. As of September 30, 2017, the Company had $0.6 billion remaining to purchase shares under its existing share repurchase authority.

Third Quarter Operational Highlights

•	United achieved the best-ever third-quarter consolidated on-time departures in its history.

•

Consolidated traffic increased 1.7% and consolidated capacity increased 3% during the third quarter of 2017 as compared to the third quarter of 2016. The Company’s load factor for the third quarter of 2017 was 84.4%.

•	The Company took delivery of one Boeing 787-9 aircraft, four Boeing 737-800 aircraft and nine Embraer E175 aircraft during the third quarter of 2017.

Outlook

The Company expects full-year 2017 consolidated capacity to increase approximately 3.5% year-over-year. Domestic capacity is expected to increase approximately 4.5% year-over-year and international capacity is expected to increase approximately 2.0% year-over-year.

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

RESULTS OF OPERATIONS

The following discussion provides an analysis of results of operations and reasons for material changes therein for the three months ended September 30, 2017 as compared to the corresponding period in 2016.

Third Quarter 2017 Compared to Third Quarter 2016

The Company recorded net income of $637 million in the third quarter of 2017 as compared to net income of $965 million in the third quarter of 2016. The Company considers a key measure of its performance to be operating income, which was $1.1 billion for the third quarter of 2017, as compared to $1.6 billion for the third quarter of 2016, a $532 million decrease year-over-year. Third quarter 2017 income before income taxes was negatively impacted by an estimated $185 million as a result of severe weather in southeast Texas, Florida and parts of the Caribbean. Significant components of the Company’s operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2017	2016	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$9,878	$9,913	$(35)	(0.4)
Operating expense	8,786	8,289	497	6.0

Operating income	1,092	1,624	(532)	(32.8)
Nonoperating expense	(112)	(114)	(2)	(1.8)
Income tax expense	343	545	(202)	(37.1)

Net income	$637	$965	$(328)	(34.0)

Certain consolidated statistical information for the Company’s operations for the three months ended September 30 is as follows:

	2017	2016	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	39,302	38,651	651	1.7
Revenue passenger miles (“RPMs”) (millions) (b)	59,145	58,172	973	1.7
Available seat miles (“ASMs”) (millions) (c)	70,083	68,074	2,009	3.0
Passenger load factor (d)	84.4%	85.5%	(1.1) pts.	N/A
Passenger revenue per available seat mile (“PRASM”) (cents)	12.17	12.64	(0.47)	(3.7)
Average yield per revenue passenger mile (“Yield”) (cents) (e)	14.42	14.79	(0.37)	(2.5)
Cost per available seat mile (“CASM”) (cents)	12.54	12.18	0.36	3.0
Average price per gallon of fuel, including fuel taxes	$1.70	$1.52	$0.18	11.8
Fuel gallons consumed (millions)	1,065	1,057	8	0.8
Average full-time equivalent employees	87,300	85,100	2,200	2.6

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the three months ended September 30 (in millions, except for percentage changes):

	2017	2016	Increase (Decrease)	% Change
Passenger—Mainline	$7,083	$7,017	$66	0.9
Passenger—Regional	1,445	1,586	(141)	(8.9)

Total passenger revenue	8,528	8,603	(75)	(0.9)
Cargo	257	224	33	14.7
Other operating revenue	1,093	1,086	7	0.6

Total operating revenue	$9,878	$9,913	$(35)	(0.4)

The table below presents selected third quarter passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes:

	Domestic	Atlantic	Pacific	Latin	Total Consolidated	Mainline	Regional
Increase (decrease) from 2016:
Passenger revenue (in millions)	$(2)	$3	$(109)	$33	$(75)	$66	$(141)
Passenger revenue	— %	0.2%	(9.3)%	4.7%	(0.9)%	0.9%	(8.9)%
Average fare per passenger	(2.2)%	(0.1)%	(6.0)%	3.8%	(2.5)%	(4.9)%	0.4%
Yield	(3.2)%	(0.9)%	(6.6)%	3.4%	(2.5)%	(2.1)%	1.9%
PRASM	(4.4)%	(0.4)%	(10.4)%	3.5%	(3.7)%	(3.1)%	(1.8)%
Passengers	2.2%	0.3%	(3.5)%	0.9%	1.7%	6.1%	(9.2)%
RPMs (traffic)	3.3%	1.1%	(2.9)%	1.3%	1.7%	3.2%	(10.6)%
ASMs (capacity)	4.6%	0.6%	1.2%	1.3%	3.0%	4.2%	(7.2)%
Passenger load factor (points)	(1.1)	0.4	(3.5)	—	(1.1)	(0.9)	(3.0)

Consolidated passenger revenue in the third quarter of 2017 decreased $75 million, or 0.9%, as compared to the year-ago period primarily due to a 1.1 percentage point decrease in load factor. Third quarter 2017 consolidated PRASM and consolidated yield decreased 3.7% and 2.5%, respectively, compared to the third quarter of 2016. The Pacific region experienced a 10.4% decline in PRASM in the third quarter of 2017 as compared to the year-ago period due to unfavorable supply and demand dynamics in China. The Domestic region experienced a 4.4% and a 3.2% decline in PRASM and yield, respectively, as compared to the year-ago period due to severe weather in southeast Texas, Florida, and parts of the Caribbean, uncompetitive Basic Economy pricing, and competitive pricing environment with ultra-low-cost carriers.

Cargo revenue increased $33 million, or 14.7%, in the third quarter of 2017 as compared to the year-ago period primarily due to higher international freight volume.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the three months ended September 30 (in millions, except for percentage changes):

	2017	2016	Increase (Decrease)	% Change
Salaries and related costs	$2,812	$2,625	$187	7.1
Aircraft fuel	1,809	1,603	206	12.9
Landing fees and other rent	585	546	39	7.1
Regional capacity purchase	567	572	(5)	(0.9)
Depreciation and amortization	556	503	53	10.5
Aircraft maintenance materials and outside repairs	451	451	—	—
Distribution expenses	352	345	7	2.0
Aircraft rent	145	168	(23)	(13.7)
Special charges	50	45	5	NM
Other operating expenses	1,459	1,431	28	2.0

Total operating expenses	$8,786	$8,289	$497	6.0

Salaries and related costs increased $187 million, or 7.1%, in the third quarter of 2017 as compared to the year-ago period primarily due to higher pay rates and benefit expenses driven by collective bargaining agreements finalized in 2016, and a 2.6% increase in average full-time equivalent employees, partially offset by a decrease in profit sharing and other employee incentive programs expense.

Aircraft fuel expense increased $206 million, or 12.9%, year-over-year primarily due to an 11.8% increase in the average price per gallon of aircraft fuel in the third quarter of 2017 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the three month period ended September 30, 2017 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2017	2016	% Change	2017	2016	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$1,809	$1,579	14.6	$1.70	$1.49	14.1
Hedge losses reported in fuel expense	—	24	NM	—	0.03	NM

Fuel expense	$1,809	$1,603	12.9	$1.70	$1.52	11.8

Total fuel consumption (gallons)	1,065	1,057	0.8

Landing fees and other rent increased $39 million, or 7.1%, in the third quarter of 2017 as compared to the year-ago period due to higher rental rates and a 3% increase in consolidated capacity.

Depreciation and amortization increased $53 million, or 10.5%, in the third quarter of 2017 as compared to the year-ago period, primarily due to additions of new aircraft, aircraft improvements and increases in information technology assets.

Aircraft rent decreased $23 million, or 13.7%, in the third quarter of 2017 as compared to the year-ago period, primarily due to the purchase of leased aircraft and lower lease renewal rates.

Details of the Company’s special charges include the following for the three months ended September 30 (in millions):

	2017	2016
Severance and benefit costs	$23	$13
Impairment of assets	15	—
Labor agreement costs	—	14
(Gains) losses on sale of assets and other special charges	12	18

Special charges	$50	$45

See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the three months ended September 30 (in millions, except for percentage changes):

	2017	2016	Increase (Decrease)	% Change
Interest expense	$(164)	$(150)	$14	9.3
Interest capitalized	20	20	—	—
Interest income	17	14	3	21.4
Miscellaneous, net	15	2	13	NM

Total	$(112)	$(114)	$(2)	(1.8)

Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.

First Nine Months 2017 Compared to First Nine Months 2016

The Company recorded net income of $1.6 billion in the first nine months of 2017 as compared to net income of $1.9 billion in the first nine months of 2016. The Company considers a key measure of its performance to be operating income, which was $2.8 billion for the first nine months of 2017 as compared to $3.3 billion for the first nine months of 2016, a $564 million decrease year-over-year. Income before income taxes for the first nine months of 2017 was negatively impacted by an estimated $185 million as a result of severe weather in southeast Texas, Florida and parts of the Caribbean. Significant components of the Company’s operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2017	2016	Increase (Decrease)	% Increase (Decrease)
Operating revenue	$28,298	$27,504	$794	2.9
Operating expense	25,529	24,171	1,358	5.6

Operating income	2,769	3,333	(564)	(16.9)
Nonoperating expense	(370)	(398)	(28)	(7.0)
Income tax expense	848	1,069	(221)	(20.7)

Net income	$1,551	$1,866	$(315)	(16.9)

Certain consolidated statistical information for the Company’s operations for the nine months ended September 30 is as follows:

	2017	2016	Increase (Decrease)	% Increase (Decrease)
Passengers (thousands) (a)	110,654	107,154	3,500	3.3
RPMs (millions) (b)	163,112	158,771	4,341	2.7
ASMs (millions) (c)	197,358	191,072	6,286	3.3
Passenger load factor (d)	82.6%	83.1%	(0.5) pts.	N/A
PRASM (cents)	12.32	12.40	(0.08)	(0.6)
Yield (cents) (e)	14.91	14.92	(0.01)	(0.1)
CASM (cents)	12.94	12.65	0.29	2.3
Average price per gallon of fuel, including fuel taxes	$1.68	$1.45	$0.23	15.9
Fuel gallons consumed (millions)	2,998	2,942	56	1.9
Average full-time equivalent employees	86,200	83,600	2,600	3.1

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

Operating Revenue

The table below shows year-over-year comparisons by type of operating revenue for the nine months ended September 30 (in millions, except for percentage changes):

	2017	2016	Increase (Decrease)	% Change
Passenger—Mainline	$19,970	$19,119	$851	4.5
Passenger—Regional	4,354	4,577	(223)	(4.9)

Total passenger revenue	24,324	23,696	628	2.7
Cargo	731	626	105	16.8
Other operating revenue	3,243	3,182	61	1.9

Total operating revenue	$28,298	$27,504	$794	2.9

The table below presents selected passenger revenue and operating data, broken out by geographic region, expressed as year-over-year changes for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

	Domestic	Atlantic	Pacific	Latin	Total Consolidated	Mainline	Regional
Increase (decrease) from 2016:
Passenger revenue (in millions)	$523	$37	$(84)	$152	$628	$851	$(223)
Passenger revenue	3.7%	0.9%	(2.7)%	7.2%	2.7%	4.5%	(4.9)%
Average fare per passenger	(0.2)%	1.2%	(1.6)%	4.1%	(0.6)%	(2.9)%	2.1%
Yield	(0.6)%	0.7%	(3.2)%	4.7%	(0.1)%	0.4%	2.7%
PRASM	(0.8)%	1.5%	(6.8)%	4.5%	(0.6)%	— %	0.5%
Passengers	3.8%	(0.3)%	(1.1)%	2.9%	3.3%	7.5%	(6.9)%
RPMs (traffic)	4.3%	0.1%	0.5%	2.3%	2.7%	4.0%	(7.4)%
ASMs (capacity)	4.5%	(0.6)%	4.4%	2.5%	3.3%	4.4%	(5.4)%
Passenger load factor (points)	(0.2)	0.6	(3.2)	(0.1)	(0.5)	(0.3)	(1.7)

Consolidated passenger revenue in the first nine months of 2017 increased $628 million, or 2.7%, as compared to the year-ago period primarily due to a 2.7% increase in traffic. Consolidated PRASM and consolidated yield for the first nine months of 2017 decreased 0.6% and 0.1%, respectively, as compared to the first nine months of 2016. The Pacific region experienced a 6.8% decline in PRASM in the first nine months of 2017 as compared to the year-ago period due to unfavorable supply and demand dynamics in China. The Domestic region experienced a 0.8% and a 0.6% decline in PRASM and yield, respectively, as compared to the year-ago period due to severe weather in southeast Texas, Florida and parts of the Caribbean, uncompetitive Basic Economy pricing, and competitive pricing environment with ultra-low-cost carriers.

Cargo revenue increased $105 million, or 16.8%, in the first nine months of 2017 as compared to the year-ago period primarily due to higher international freight volume.

Operating Expenses

The table below includes data related to the Company’s operating expenses for the nine months ended September 30 (in millions, except for percentage changes):

	2017	2016	Increase (Decrease)	% Change
Salaries and related costs	$8,341	$7,707	$634	8.2
Aircraft fuel	5,038	4,258	780	18.3
Landing fees and other rent	1,670	1,612	58	3.6
Regional capacity purchase	1,652	1,645	7	0.4
Depreciation and amortization	1,610	1,473	137	9.3
Aircraft maintenance materials and outside repairs	1,377	1,301	76	5.8
Distribution expenses	1,021	987	34	3.4
Aircraft rent	476	521	(45)	(8.6)
Special charges	145	669	(524)	NM
Other operating expenses	4,199	3,998	201	5.0

Total operating expenses	$25,529	$24,171	$1,358	5.6

Salaries and related costs increased $634 million, or 8.2%, in the first nine months of 2017 as compared to the year-ago period primarily due to higher pay rates and benefit expenses driven by collective bargaining agreements finalized in 2016, and a 3.1% increase in average full-time equivalent employees, partially offset by a decrease in profit sharing and other employee incentive programs expense.

Aircraft fuel expense increased $780 million, or 18.3%, year-over-year primarily due to a 15.9% increase in the average price per gallon of aircraft fuel in the first nine months of 2017 compared to the year-ago period. The table below presents the significant changes in aircraft fuel cost per gallon in the nine months ended September 30, 2017 as compared to the year-ago period:

	(In millions)			Average price per gallon
	2017	2016	% Change	2017	2016	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$5,036	$4,061	24.0	$1.68	$1.38	21.7
Hedge losses reported in fuel expense	2	197	NM	—	0.07	NM

Fuel expense	$5,038	$4,258	18.3	$1.68	$1.45	15.9

Total fuel consumption (gallons)	2,998	2,942	1.9

Depreciation and amortization increased $137 million, or 9.3%, in the first nine months of 2017 as compared to the year-ago period, primarily due to additions of new aircraft, aircraft improvements, accelerated depreciation of assets related to certain fleet types and increases in information technology assets.

Aircraft maintenance materials and outside repairs increased $76 million, or 5.8%, in the first nine months of 2017 as compared to the year-ago period, primarily due to an increase in airframe and engine maintenance visits due to the cyclical timing of these events.

Aircraft rent decreased $45 million, or 8.6%, in the first nine months of 2017 as compared to the year-ago period, primarily due to the purchase of leased aircraft and lower lease renewal rates.

Other operating expenses increased $201 million, or 5.0%, in the first nine months of 2017 as compared to the year-ago period primarily due to increases in purchased services and technology initiatives, as well as increases in food and other amenities associated with the Company’s customer experience initiatives.

Details of the Company’s special charges include the following for the nine months ended September 30 (in millions):

	2017	2016
Severance and benefit costs	$101	$27
Impairment of assets	15	412
Labor agreement costs	—	124
Cleveland airport lease restructuring	—	74
(Gains) losses on sale of assets and other special charges	29	32

Special charges	$145	$669

See Note 10 to the financial statements included in Part I, Item  1 of this report for additional information.

Nonoperating Income (Expense). The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the nine months ended September 30 (in millions, except for percentage changes):

	2017	2016	Increase (Decrease)	% Change
Interest expense	$(472)	$(466)	$6	1.3
Interest capitalized	64	48	16	33.3
Interest income	41	31	10	32.3
Miscellaneous, net	(3)	(11)	(8)	(72.7)

Total	$(370)	$(398)	$(28)	(7.0)

Income Taxes. See Note 4 to the financial statements included in Part I, Item 1 of this report for information related to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of September 30, 2017, the Company had $4.3 billion in unrestricted cash, cash equivalents and short-term investments, as compared to $4.4 billion at December 31, 2016. At September 30, 2017, the Company also had $109 million of restricted cash and cash equivalents, which is primarily collateral for letters of credit and estimated future workers’ compensation claims. As of September 30, 2017, the Company had its entire commitment capacity of $2.0 billion under the revolving credit facility of the Company’s Amended and Restated Credit and Guaranty Agreement, dated as of March 29, 2017 (the “2017 Credit Agreement”) available for borrowings.

As is the case with many of our principal competitors, we have a high proportion of debt compared to capital and a deficit in working capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities, and pension funding obligations. At September 30, 2017, the Company had approximately $13.9 billion of debt and capital lease obligations, including $1.6 billion that will become due in the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of certain new aircraft and related spare engines. As of September 30, 2017, our current liabilities exceeded our current assets by approximately $5.2 billion. However, approximately $6.5 billion of our current liabilities are related to our advance ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.

As of September 30, 2017, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”), Airbus S.A.S. (“Airbus”) and Embraer S.A. (“Embraer”) presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	45
Boeing 737 MAX	161
Boeing 777-300ER	4
Boeing 787	18
Embraer E175	5
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery through 2027. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company’s future capital commitments could change. For the remainder of 2017, United expects to take delivery of five Embraer E175 aircraft. Additionally, the Company also currently expects to take delivery of four used Airbus A319s and two used Airbus A320s for the remainder of 2017.

As of September 30, 2017, UAL and United have total capital commitments primarily related to the acquisition of aircraft and related spare engines, aircraft improvements and include other capital purchase commitments for approximately $22.0 billion, of which approximately $0.9 billion, $3.0 billion, $3.1 billion, $2.2 billion, $1.4 billion and $11.4 billion are due in the last three months of 2017 and for the full year for 2018, 2019, 2020, 2021 and thereafter, respectively. Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

United secured individual bank financing for five Embraer E175 aircraft to be delivered in the last three months of 2017. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on aircraft financing. The Company has also secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures.

As of September 30, 2017, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

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

Sources and Uses of Cash

Operating Activities. Cash flow provided by operations was $2.7 billion for the nine months ended September 30, 2017 compared to $4.9 billion in the same period in 2016. Operating income for the first nine months of 2017 was $2.8 billion compared to $3.3 billion versus the year-ago period. Excluding the non-cash impairment of the Newark slots, operating income for the first nine months of 2017 was approximately $1.0 billion lower than the first nine months of 2016. Additionally, there were approximately $1.2 billion of changes in working capital items primarily related to $0.5 billion decrease in advanced purchase of miles due to increased utilization of pre-purchased miles, $0.4 billion increase in prepayments for maintenance contracts, and $0.2 billion decrease related to timing of accounts payable.

Investing Activities. Capital expenditures were $2.9 billion and $2.3 billion in the nine months ended September 30, 2017 and 2016, respectively. Capital expenditures for the nine months ended September 30, 2017 were primarily attributable to additions of new aircraft, aircraft improvements, and increases in information technology assets.

Financing Activities. During the nine months ended September 30, 2017, the Company made debt and capital lease payments of $0.8 billion.

On March 29, 2017, United and UAL, as borrower and guarantor, respectively, entered into the 2017 Credit Agreement. The 2017 Credit Agreement consists of a $1.5 billion term loan due April 1, 2024, which (i) was used to retire the entire principal balance of the term loans under the credit and guaranty agreement, dated March 27, 2013 (as amended, the “2013 Credit Agreement”), and (ii) increased the term loan balance by approximately $440 million, and a $2.0 billion revolving credit facility available for drawing until April 1, 2022, which increased the available capacity under the revolving credit facility of the 2013 Credit Agreement. As of September 30, 2017, United had its entire capacity of $2.0 billion available under the revolving credit facility. The obligations of United under the 2017 Credit Agreement are secured by liens on certain international route authorities, certain take-off and landing rights and related assets of United. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information.

In the nine months ended September 30, 2017, United received and recorded $1.3 billion of proceeds as debt from the two EETC pass-through trusts established in 2016. See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information.

In the nine months ended September 30, 2017, United borrowed approximately $392 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2017. The notes evidencing these borrowings, which are secured by the related aircraft, mature in 2027 and each has an interest rate comprised of LIBOR plus a specified margin.

In the nine months ended September 30, 2017, UAL received and recorded $400 million proceeds of the 4.25% Senior Notes due October 1, 2022, and $300 million proceeds of the 5% Senior Notes due February 1, 2024.

Share Repurchase Programs. In the nine months ended September 30, 2017, UAL repurchased approximately 18 million shares of UAL common stock in open market transactions for $1.3 billion. As of September 30, 2017, the Company had approximately $0.6 billion remaining to purchase shares under its existing share repurchase authority.

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

Evaluation of Disclosure Control and Procedures

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of September 30, 2017, disclosure controls and procedures of each of UAL and United were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2017

During the three months ended September 30, 2017, there were no changes in UAL’s or United’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 3., “Legal Proceedings” of the 2016 Annual Report for a description of legal proceedings.

Item 1A.	RISK FACTORS

See Part I, Item 1A., “Risk Factors,” of the 2016 Annual Report for a detailed discussion of the risk factors affecting UAL and United.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None

(b) None

(c) The following table presents repurchases of UAL common stock made in the third quarter of fiscal year 2017:

Period	Total number of shares purchased (a)(b)	Average price paid per share (b)(c)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
July 2017	2,537,939	$73.35	2,537,939	$923
August 2017	3,592,802	66.80	3,592,802	683
September 2017	2,159,408	60.20	2,159,408	553

Total	8,290,149		8,290,149

(a) In July 2016, UAL’s Board of Directors authorized a $2 billion share repurchase program. As of September 30, 2017, the Company had approximately $0.6 billion remaining to purchase shares under its share repurchase program. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws.

(b) The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock awards and restricted stock units. The United Continental Holdings, Inc. 2017 Incentive Compensation Plan, which replaced the United Continental Holdings, Inc. 2008 Incentive Compensation Plan on May 24, 2017, provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. However, this plan does not specify a maximum number of shares that may be withheld for this purpose. A total of 8,457 shares were withheld under this plan in the third quarter of 2017 at an average share price of $67.88. These shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

(c) Average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit
*4.1	UAL United	Fourth Supplemental Indenture, dated as of September 29, 2017, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 4, 2017)
^10.1	UAL United	Amended and Restated A350-900 Purchase Agreement, dated September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc.
12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges
12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges
31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.1	UAL United	XBRL Instance Document
101.2	UAL United	XBRL Taxonomy Extension Schema Document
101.3	UAL United	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	UAL United	XBRL Taxonomy Extension Definition Linkbase Document
101.5	UAL United	XBRL Taxonomy Extension Labels Linkbase Document
101.6	UAL United	XBRL Taxonomy Extension Presentation Linkbase Document

^ Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

* Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

United Continental Holdings, Inc.
(Registrant)

Date: October 19, 2017	By:	/s/ Andrew C. Levy

Andrew C. Levy
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 19, 2017	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller (principal accounting officer)

United Airlines, Inc.
(Registrant)

Date: October 19, 2017	By:	/s/ Andrew C. Levy

Andrew C. Levy
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 19, 2017	By:	/s/ Chris Kenny

Chris Kenny
Vice President and Controller (principal accounting officer)