Form 10-K
period 2017-12-31
United Continental Holdings, Inc.; UNITED AIRLINES, INC.
filed 2018-02-22
CIK 100517, 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

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

The aggregate market value of common stock held by non-affiliates of United Continental Holdings, Inc. was $21,673,390,018 as of June 30, 2017, based on the closing price of $75.25 on the New York Stock Exchange reported for that date. There is no market for United Airlines, Inc. common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 14, 2018.

United Continental Holdings, Inc.	284,700,547 shares of common stock ($0.01 par value)
United Airlines, Inc.	1,000 shares of common stock ($0.01 par value) (100% owned by United Continental Holdings, Inc.)

This combined Form 10-K is separately filed by United Continental Holdings, Inc. and United Airlines, Inc.

OMISSION OF CERTAIN INFORMATION

United Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference for United Continental Holdings, Inc. from its definitive proxy statement for its 2018 Annual Meeting of Stockholders.

United Continental Holdings, Inc. and Subsidiary Companies

United Airlines, Inc. and Subsidiary Companies

Annual Report on Form 10-K

For the Year Ended December 31, 2017

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

The Company’s website is www.united.com. The information contained on or connected to the Company’s website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report filed with the U.S. Securities and Exchange Commission (“SEC”). Through this website, the Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as well as our proxy statement for our annual meeting of stockholders, are accessible without charge, as soon as reasonably practicable, after such material is electronically filed with or furnished to the SEC. Such filings are also available on the SEC’s website at www.sec.gov.

Operations

The Company transports people and cargo through its mainline and regional operations. With key global aviation rights in North America, Asia-Pacific, Europe, Middle East and Latin America, UAL has the world’s most comprehensive global route network. UAL, through United and its regional carriers, operates more than 4,500 flights a day to 338 airports across five continents, with hubs at Newark Liberty International Airport (“Newark”), Chicago O’Hare International Airport (“Chicago O’Hare”), Denver International Airport (“Denver”), George Bush Intercontinental Airport (“Houston Bush”), Los Angeles International Airport (“LAX”), A.B. Won Pat International Airport (“Guam”), San Francisco International Airport (“SFO”) and Washington Dulles International Airport (“Washington Dulles”).

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

Financial information on the Company’s operating revenues by geographic region, as reported to the U.S. Department of Transportation (the “DOT”), can be found in Note 15 to the financial statements included in Part II, Item 8 of this report.

Regional. The Company has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. These regional operations are an extension of the Company’s mainline network. This regional service complements our operations by carrying traffic that connects to our mainline service and allows flights to smaller cities that cannot be provided economically with mainline aircraft. Republic Airlines (“Republic”), Champlain Enterprises, LLC d/b/a CommutAir (“CommutAir”), ExpressJet Airlines (“ExpressJet”), GoJet Airlines (“GoJet”), Mesa Airlines (“Mesa”), SkyWest Airlines (“SkyWest”), Air Wisconsin Airlines (“Air Wisconsin”), and Trans States Airlines (“Trans States”) are all regional carriers that operate with capacity contracted to United under capacity purchase agreements (“CPAs”). Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier costs) for operating these flights plus a variable reimbursement (incentive payment for operational performance) based on agreed performance metrics, subject to annual inflation adjustments. The fees for carrier costs are based on specific rates for various operating expenses of the regional carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures), while others are fixed monthly amounts. Under these CPAs, the Company is responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. In return, the regional carriers operate this capacity exclusively for United, on schedules determined by the Company. The Company also determines pricing and revenue management, assumes the inventory and distribution risk for the available seats and permits mileage accrual and redemption for regional flights through its MileagePlus® loyalty program.

Alliances. United is a member of Star Alliance, a global integrated airline network and the largest and most comprehensive airline alliance in the world. As of January 1, 2018, Star Alliance carriers served 1,300 airports in 191 countries with 18,400 daily departures. Star Alliance members, in addition to United, are Adria Airways, Aegean Airlines, Air Canada, Air China, Air India, Air New Zealand, All Nippon Airways (“ANA”), Asiana Airlines, Austrian Airlines, Avianca, Avianca Brasil, Brussels Airlines, Copa Airlines, Croatia Airlines, EGYPTAIR, Ethiopian Airlines, EVA Air, LOT Polish Airlines, Lufthansa, SAS Scandinavian Airlines, Shenzhen Airlines, Singapore Airlines, South African Airways, SWISS, TAP Air Portugal, THAI Airways International and Turkish Airlines. In May 2017, Star Alliance added Shanghai-based Juneyao Airlines as an additional connecting partner.

United has a variety of bilateral commercial alliance agreements and obligations with Star Alliance members, addressing, among other things, reciprocal earning and redemption of frequent flyer miles, access to airport lounges and, with certain Star Alliance members, codesharing of flight operations (whereby one carrier’s selected flights can be marketed under the brand name of another carrier). In addition to the alliance agreements with Star Alliance members, United currently maintains independent marketing alliance agreements with other air carriers, including Aeromar, Aer Lingus, Air Dolomiti, Azul, Cape Air, Eurowings, Great Lakes Airlines, Hawaiian Airlines, and Silver Airways. In addition to the marketing alliance agreements with air partners, United also offers a train-to-plane codeshare and frequent flyer alliance with Amtrak from Newark on select city pairs in the northeastern United States.

United also participates in three passenger joint ventures, one with Air Canada and the Lufthansa Group (which includes Lufthansa and its affiliates Austrian Airlines, Brussels Airlines, Eurowings and SWISS) covering transatlantic routes, one with ANA covering certain transpacific routes and one with Air New Zealand covering certain routes between the United States and New Zealand. These passenger joint ventures enable the participating carriers to integrate the services they provide in the respective regions, capturing revenue synergies and delivering highly competitive flight schedules, fares and services. United has also implemented cargo joint ventures with ANA for transpacific cargo services and continues to implement a cargo joint venture with Lufthansa for transatlantic cargo services. These cargo joint ventures offer expanded and more seamless access to cargo space across the carriers’ respective combined networks.

Loyalty Program. United’s MileagePlus program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for flights on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing the goods and services of our network of non-airline partners, such as domestic and international credit card issuers, retail merchants, hotels and car rental companies. Members can redeem miles for free (other than taxes and government imposed fees), discounted or upgraded travel and non-travel awards.

United has an agreement with Chase Bank USA, N.A. (“Chase”), pursuant to which members of United’s MileagePlus loyalty program who are residents of the United States can earn miles for making purchases using a MileagePlus credit card issued by Chase. The agreement also provides for joint marketing and other support for the MileagePlus credit card and provides Chase with other benefits such as permission to market to the Company’s customer database.

Approximately 5.4 million and 5.2 million MileagePlus flight awards were used on United in 2017 and 2016, respectively. These awards represented 7.5% and 7.7% of United’s total revenue passenger miles in 2017 and 2016, respectively. Total miles redeemed for flights on United in 2017, including class-of-service upgrades, represented approximately 85% of the total miles redeemed. In addition, excluding miles redeemed for flights on United, MileagePlus members redeemed miles for approximately 2.3 million other awards in 2017 as compared to 2.0 million in 2016. These awards include United Club memberships, car and hotel awards, merchandise and flights on other air carriers.

Aircraft Fuel. The table below summarizes UAL’s aircraft fuel consumption and expense during the last three years.

Year	Gallons Consumed (in millions)	Fuel Expense (in millions)	Average Price Per Gallon	Percentage of Total Operating Expense
2017	3,978	$6,913	$1.74	20%
2016	3,904	$5,813	$1.49	18%
2015	3,886	$7,522	$1.94	23%

Our operational and financial results can be significantly impacted by changes in the price and availability of aircraft fuel. To provide adequate supplies of fuel, the Company routinely enters into purchase contracts that are customarily indexed to market prices for aircraft fuel, and the Company generally has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations. The price of aircraft fuel has fluctuated substantially in the past several years. As of December 31, 2017, the Company did not have any outstanding fuel hedging contracts. The Company’s current strategy is to not enter into transactions to hedge its fuel consumption, although the Company regularly reviews its strategy based on market conditions and other factors.

Third-Party Business. United generates third-party business revenue that includes frequent flyer award non-air redemptions, maintenance services, catering and ground handling. Third-party business revenue is recorded in Other operating revenue. Expenses associated with third-party business are recorded in Other operating expenses.

Distribution Channels. The Company’s airline seat inventory and fares are distributed through the Company’s direct channels, traditional travel agencies and on-line travel agencies. The use of the Company’s direct sales website, www.united.com, the Company’s mobile applications and alternative distribution systems provides the Company with an opportunity to de-commoditize its services, better present its content, make more targeted offerings, better retain its customers, enhance its brand and lower its ticket distribution costs. Agency sales are primarily sold using global distribution systems (“GDS”). United has developed capabilities to sell certain ancillary products through the GDS channel to provide an enhanced buying experience for customers who purchase in that channel. To increase the Company’s opportunities to sell its full range of products and services and lower distribution costs, the Company will continue to develop new selling capabilities in third-party channels and expand the capabilities of its website and mobile applications.

Industry Conditions

Domestic Competition. The domestic airline industry is highly competitive and dynamic. The Company’s competitors consist primarily of other airlines and, to a certain extent, other forms of transportation. Currently, any U.S. carrier deemed fit by the DOT is largely free to operate scheduled passenger service between any two points within the United States. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. Air carriers’ cost structures are not uniform and there are numerous factors influencing cost structure. Carriers with lower costs may offer lower fares to passengers, which could have a potential negative impact on the Company’s revenues. Decisions on domestic pricing are based on intense competitive pressure exerted on the Company by other U.S. airlines. In order to remain competitive and maintain passenger traffic levels, we often find it necessary to match competitors’ discounted fares. Since we compete in a dynamic marketplace, attempts to generate additional revenue through increased fares oftentimes fail.

International Competition. Internationally, the Company competes not only with U.S. airlines, but also with foreign carriers. International competition has increased and may continue to increase in the future as a result of airline mergers and acquisitions, joint ventures, alliances, restructurings, liberalization of aviation bilateral agreements and new or increased service by competitors, including government subsidized competitors from certain Middle East countries. Competition on international routes is subject to varying degrees of governmental regulation. The Company’s ability to compete successfully with non-U.S. carriers on international routes depends in part on its ability to generate traffic to and from the entire United States via its integrated domestic route network and its ability to overcome business and operational challenges across its network worldwide. Foreign carriers currently are prohibited by U.S. law from carrying local passengers between two points in the United States and the Company generally experiences comparable restrictions in foreign countries. Separately, “fifth freedom rights” allow the Company to operate between points in two different foreign countries and foreign carriers may also have fifth freedom rights between the U.S. and another foreign country. In the absence of fifth freedom rights, or some other extra-bilateral right to conduct operations between two foreign countries, U.S. carriers are constrained from carrying passengers to points beyond designated international gateway cities. To compensate partially for these structural limitations, U.S. and foreign carriers have entered into alliances, joint ventures and marketing arrangements that enable these carriers to exchange traffic between each other’s flights and route networks. See Alliances, above, for additional information.

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

Airlines are also regulated by the Federal Aviation Administration (the “FAA”), an agency within the DOT, primarily in the areas of flight safety, air carrier operations and aircraft maintenance and airworthiness. The FAA issues air carrier operating certificates and aircraft airworthiness certificates, prescribes maintenance procedures, oversees airport operations, and regulates pilot and other employee training. From time to time, the FAA issues directives that require air carriers to inspect or modify aircraft and other equipment, potentially causing the Company to incur substantial, unplanned expenses. The airline industry is also subject to numerous other federal laws and regulations. The U.S. Department of Homeland Security (“DHS”) has jurisdiction over virtually every aspect of civil aviation security. The Antitrust Division of the U.S. Department of Justice (“DOJ”) has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail by airlines. Labor relations in the airline industry are generally governed by the Railway Labor Act (“RLA”), a federal statute. The Company is also subject to investigation inquiries by the DOT, FAA, DOJ, DHS, the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture (“USDA”) and other U.S. and international regulatory bodies.

Airport Access. Access to landing and take-off rights, or “slots,” at several major U.S. airports served by the Company are, or recently have been, subject to government regulation. Federally-mandated domestic slot restrictions that limit operations and regulate capacity currently apply at three airports: Reagan National Airport in Washington, D.C. (“Reagan National”), John F. Kennedy International Airport and LaGuardia Airport in the New York City metropolitan region (“LaGuardia”). Of these three airports, United currently operates at two: Reagan National and LaGuardia. Additional restrictions on takeoff and landing slots at these and other airports may be implemented in the future and could affect the Company’s rights of ownership and transfer as well as its operations.

Legislation. The airline industry is subject to legislative activity that may have an impact on operations and costs. In 2018, the U.S. Congress will continue to consider legislation to reauthorize the FAA, which encompasses all significant aviation tax and policy-related issues. As with previous reauthorization legislation, the U.S. Congress may consider a range of policy changes that could impact operations and costs. Finally, aviation security continues to be the subject of legislative and regulatory action, requiring changes to the Company’s security processes, potentially increasing the cost of its security procedures and affecting its operations.

Catering Operations. The Company owns and operates catering kitchens at airports in Denver, Cleveland, Newark, Houston, and Honolulu, which prepare ready-to-eat food for United flights, as well as other domestic and international airlines. In addition, the Cleveland flight kitchen produces a small volume of food products for retail sale. These operations are subject to regulation by the FDA and the USDA, as well as other regulatory agencies. The FDA recently began implementing the Federal Food Safety Modernization Act which requires all food manufacturers to implement more stringent preventive controls. As a result, airline catering operations have recently become the focus of enhanced scrutiny by the FDA with inspections and greater enforcement.

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

The Company’s ability to serve some foreign markets and expand into certain others is limited by the absence of aviation agreements between the U.S. government and the relevant foreign governments. Shifts in U.S. or foreign government aviation policies may lead to the alteration or termination of air service agreements. Depending on the nature of any such change, the value of the Company’s international route authorities and slot rights may be materially enhanced or diminished. Similarly, foreign governments control their airspace and can restrict our ability to overfly their territory, enhancing or diminishing the value of the Company’s existing international route authorities and slot rights.

Environmental Regulation

The airline industry is subject to increasingly stringent federal, state, local and international environmental requirements, including those regulating emissions to air, water discharges, safe drinking water and the use and management of hazardous substances and wastes.

Climate Change. There is an increasing global regulatory focus on greenhouse gas (“GHG”) emissions and their potential impacts relating to climate change. Initiatives to regulate GHG emissions from aviation had previously been adopted by the European Union (“EU”) in 2009, but applicability to flights arriving or departing from airports outside the EU have been postponed several times. In December 2017, the European Parliament voted to extend exemptions for extra-EU flights until December 2023 in order to align the extension date with the completion of the pilot phase of the International Civil Aviation Organization’s (“ICAO”) Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”). CORSIA, which was adopted in October 2016, is intended to create a single global market-based measure to achieve carbon-neutral growth for international aviation after 2020, which will be achieved through airline purchases of carbon offset credits. Certain CORSIA program details remain to be developed and could potentially be affected by political developments in participating countries or the results of the pilot phase of the program, and thus the impact of CORSIA cannot be fully predicted. However, CORSIA is expected to increase operating costs for airlines that operate internationally. In 2016, ICAO also adopted a carbon dioxide (“CO2”) emission standard for aircraft. The U.S. Environmental Protection Agency has commenced the procedural steps necessary to adopt its own standard, in consultation with the ICAO. While the precise timing and final form of these various programs and requirements continue to evolve, the Company is taking various actions that are expected to help to reduce its CO2 emissions over time such as fleet renewal, aircraft retrofits and the commercialization of aviation alternative fuels.

Other Regulations. Our operations are subject to a variety of other environmental laws and regulations both in the United States and internationally. These include noise-related restrictions on aircraft types and operating times and state and local air quality initiatives which have, or could in the future, result in curtailments in services, increased operating costs, limits on expansion, or further emission reduction requirements. Certain airports and/or governments, both domestically and internationally, either have or are seeking to establish environmental fees and other requirements applicable to carbon emissions, local air quality pollutants and/or noise. The implementation of state plans to achieve national standards for ozone is expected to result in restrictions on mobile sources such as cars, trucks and airport ground support equipment in some locations.

Certain states may also elect to impose restrictions apart from the revised national standards. Finally, environmental cleanup laws could require the Company to undertake or subject the Company to liability for investigation and remediation costs at certain owned or leased locations or third party disposal locations.

Until applicability of new regulations to our specific operations is better defined and/or until pending regulations are finalized, future costs to comply with such regulations will remain uncertain but are likely to increase our operating costs over time. While we continue to monitor these developments, the precise nature of future requirements and their applicability to the Company are difficult to predict, but the financial impact to the Company and the aviation industry could be significant.

Employees

As of December 31, 2017, UAL, including its subsidiaries, had approximately 89,800 employees. Approximately 80% of the Company’s employees were represented by various U.S. labor organizations.

Collective bargaining agreements between the Company and its represented employee groups are negotiated under the RLA. Such agreements typically do not contain an expiration date and instead specify an amendable date, upon which the agreement is considered “open for amendment.”

The following table reflects the Company’s represented employee groups, the number of employees per represented group, union representation for each of United’s employee groups, and the amendable date for each employee group’s collective bargaining agreement as of December 31, 2017:

Employee Group	Number of Employees	Union	Agreement Open for Amendment
Flight Attendants	22,676	Association of Flight Attendants (the “AFA”)	August 2021
Passenger Service	13,299	International Association of Machinists and Aerospace Workers (the “IAM”)	December 2021
Fleet Service	13,187	IAM	December 2021
Pilots	11,492	Air Line Pilots Association, International	January 2019
Technicians and Related & Flight Simulator Technicians	9,535	International Brotherhood of Teamsters (the “IBT”)	December 2022
Storekeeper Employees	1,000	IAM	December 2021
Dispatchers	402	Professional Airline Flight Control Association	December 2021
Fleet Tech Instructors	111	IAM	December 2021
Load Planners	71	IAM	December 2021
Security Officers	51	IAM	December 2021
Maintenance Instructors	40	IAM	December 2021

UNITE HERE is attempting to organize United’s Catering Operations employees, who are currently unrepresented, and filed an application to do so with the National Mediation Board on January 24, 2018.

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

In June 2016, United Kingdom (“UK”) voters voted for the UK to exit the EU. The UK parliament voted in favor of allowing the government to commence negotiations to determine the future terms of the UK’s relationship with the EU, including the terms of trade between the UK and the EU and other nations. A process of negotiation is now taking place to determine the future terms of the UK’s relationship with the EU. Depending on the outcome of these negotiations, we could face new challenges in our operations, such as instability in global financial and foreign exchange markets, including volatility in the value of the British pound and European euro, additional travel restrictions on passengers traveling between the UK and other EU countries and legal uncertainty and potentially divergent national laws and regulations. These adverse effects in European market conditions could negatively impact the Company’s business, results of operations and financial condition.

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

Additional terrorist attacks, even if not made directly on the airline industry, or the fear of or the precautions taken in anticipation of such attacks (including elevated national threat warnings, travel restrictions or selective cancellation or redirection of flights) could materially and adversely affect the Company and the airline industry. Wars and other international hostilities could also have a material adverse impact on the Company’s financial condition, liquidity and results of operations. The Company’s financial resources may not be sufficient to absorb the adverse effects of any future terrorist attacks or other international hostilities.

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

From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business or investigations or other actions by governmental agencies, including as described in Part I, Item 3, Legal Proceedings, of this report. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits, arbitrations, investigations or other proceedings or actions could have a material adverse effect on our financial condition and results of operations, including as a result of non-monetary remedies, and could also result in adverse publicity. Defending ourselves in these matters may be time-consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment, settlement, fine or penalty may not be covered by insurance. If we fail to comply with the terms contained in any settlement, order or agreement with a governmental authority relating to these matters, we could be subject to criminal or civil penalties, which could have a material adverse impact on the Company. Under our charter and certain indemnification agreements that we have entered into (and may in the future enter into) with our officers, directors and certain third parties, we could be required to indemnify and advance expenses to them in connection with their involvement in certain actions, suits, investigations and other proceedings. There can be no assurance that any of these payments will not be material.

Disruptions to the Company’s regional network and United Express flights provided by third-party regional carriers could adversely affect the Company’s operations and financial condition.

The Company has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. These regional operations are an extension of the Company’s mainline network and complement the Company’s operations by carrying traffic that connects to mainline service and allows flights to smaller cities that cannot be provided economically with mainline aircraft. The Company’s business and operations are dependent on its regional flight network, with regional capacity accounting for approximately 11% of the Company’s total capacity for the year ended December 31, 2017.

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

The Company has engaged third-party service providers to perform a large number of functions that are integral to its business, including regional operations, operation of customer service call centers, distribution and sale of airline seat inventory, provision of information technology infrastructure and services, transmitting or uploading of data, provision of aircraft maintenance and repairs, provision of various utilities and performance of aircraft fueling operations, and catering services, among other vital functions and services. The Company does not directly control these third-party service providers, although it does enter into agreements with most of them that define expected service performance. Any of these third-party service providers, however, may materially fail to meet their service performance commitments to the Company, may suffer disruptions to their systems that could impact their services, or the agreements with such providers may be terminated. For example, flight reservations booked by customers and travel agencies via third-party GDSs may be adversely affected by disruptions in the business relationships between the Company and GDS operators. Such disruptions, including a failure to agree upon acceptable contract terms when contracts expire or otherwise become subject to renegotiation, may cause the Company’s flight information to be limited or unavailable for display, significantly increase fees for both the Company and GDS users and impair the Company’s relationships with its customers and travel agencies. The failure of any of the Company’s third-party service providers to perform their service obligations adequately, or other interruptions of services, may reduce the Company’s revenues and increase its expenses, prevent the Company from operating its flights and providing other services to its customers or result in adverse publicity or harm to its brand. In addition, the Company’s business and financial performance could be materially harmed if its customers believe that its services are unreliable or unsatisfactory.

Orders for new aircraft typically must be placed years in advance of scheduled deliveries, and changes in the Company’s route network over time may make aircraft on order less economic for the Company, but any modification or termination of such orders could result in material liability for the Company.

The Company’s orders for new aircraft are typically made years in advance of actual delivery of such aircraft, and the financial commitment required for purchases of new aircraft is substantial. At December 31, 2017, the Company had firm commitments to purchase 228 new aircraft from The Boeing Company (“Boeing”) and Airbus S.A.S (“Airbus”), as well as related agreements with engine manufacturers, maintenance providers and others. At December 31, 2017, the Company’s commitments relating to the acquisition of aircraft and related spare engines, aircraft improvements and other related obligations aggregated to a total of $22.2 billion.

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

The Company could experience adverse publicity, harm to its brand, reduced travel demand and potential tort liability as a result of an accident, catastrophe, or incident involving its aircraft or its operations, the aircraft or operations of its regional carriers or the aircraft or operations of its codeshare partners, which may result in a material adverse effect on the Company’s results of operations or financial position.

An accident, catastrophe, or incident involving an aircraft that the Company operates, or an aircraft that is operated by a codeshare partner or one of the Company’s regional carriers, or an incident involving the Company’s operations, could have a material adverse effect on the Company if such accident, catastrophe, or incident created a public perception that the Company’s operations, or the operations of its codeshare partners or regional carriers, are not safe or reliable, or are less safe or reliable than other airlines. Such public perception could, in turn, result in adverse publicity for the Company, cause harm to the Company’s brand and reduce travel demand on the Company’s flights, or the flights of its codeshare partners or regional carriers.

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

Aircraft fuel has historically been the Company’s most volatile operating expense due to the highly unpredictable nature of market prices for fuel. Market prices for aircraft fuel have historically fluctuated substantially in short periods of time and continue to be highly volatile due to a dependence on a multitude of unpredictable factors beyond the Company’s control. These factors include changes in global crude oil prices, the balance between aircraft fuel supply and demand, natural disasters, prevailing inventory levels and fuel production and transportation infrastructure. Prices of fuel are also impacted by indirect factors that may potentially impact fuel supply or demand balance, such as geopolitical events, economic growth indicators, fiscal/monetary policies, fuel tax policies, environmental concerns and financial investments in energy markets. Both actual changes in these factors, as well as changes in market expectations of these factors can potentially drive rapid changes in fuel price levels in short periods of time.

Given the highly competitive nature of the airline industry, the Company may not be able to increase its fares and fees sufficiently to offset the full impact of increases in fuel prices, especially if these increases are significant, rapid and sustained. Further, any such fare and fee increases may not be sustainable, may reduce the general demand for air travel and may also eventually impact the Company’s strategic growth and investment plans for the future. In addition, decreases in fuel prices for an extended period of time may result in increased industry capacity, increased competitive actions for market share and lower fares or surcharges in general. If fuel prices were to then subsequently rise quickly, there may be a lag between the rise in fuel prices and any improvement of the revenue environment.

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

United is a highly unionized company. As of December 31, 2017, the Company and its subsidiaries had approximately 89,800 active employees, of whom approximately 80% were represented by various U.S. labor organizations.

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

An outbreak of a disease or similar public health threat that affects travel demand, travel behavior, or travel restrictions could have a material adverse impact on the Company’s business, financial condition and results of operations.

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

United provides air transportation under certificates of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked these certificates, it could have a material adverse effect on the Company’s business. The FAA regulates the safety of United’s operations. United operates pursuant to an air carrier operating certificate issued by the FAA. In 2014, the FAA’s more stringent pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations took effect, which has increased costs for all carriers. Additionally, minimum qualifications took effect for air carrier first officers. These regulations will continue to impact the industry and the Company for years to come, as they have caused mainline airlines to hire regional pilots, while simultaneously significantly reducing the pool of new pilots from which regional carriers themselves can hire. Although this is an industry issue, it directly affects the Company and requires it to reduce regional partner flying, as several regional partners have experienced difficulty flying their schedules due to reduced pilot availability. From time to time, the FAA also issues orders, airworthiness directives and other regulations relating to the maintenance and operation of aircraft that require material expenditures or operational restrictions by the Company. These FAA orders and directives could include the temporary grounding of an entire aircraft type if the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action. These FAA directives or requirements could have a material adverse effect on the Company.

In 2018, the U.S. Congress will continue to consider legislation to reauthorize the FAA, which encompasses all significant aviation tax and policy related issues. As with previous reauthorization legislation, the U.S. Congress may consider a range of policy changes that could impact the Company’s operations and costs.

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

Extensive government regulation on international routes could restrict the Company’s ability to conduct its business and have a material adverse effect on the Company’s financial position and results of operations.

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

Although the Company’s cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet these obligations and commitments to date, the Company’s future liquidity could be negatively affected by the risk factors discussed in this report, including, but not limited to, substantial volatility in the price of fuel, adverse economic conditions, disruptions in the global capital markets and catastrophic external events.

If the Company’s liquidity is materially diminished due to the various risk factors noted in this report, or otherwise, the Company might not be able to timely pay its leases and debts or comply with certain operating and financial covenants under its financing and credit card processing agreements or with other material provisions of its contractual obligations. Certain of these covenants require the Company or United, as applicable, to maintain minimum liquidity and/or minimum collateral coverage ratios. The Company’s or United’s ability to comply with these covenants may be affected by events beyond its control, including the overall industry revenue environment, the level of fuel costs and the appraised value of the collateral.

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

The Company could be exposed to significant liability or loss if its property or operations were to be affected by a natural catastrophe or other event, including aircraft accidents. The Company maintains insurance policies, including, but not limited to, terrorism, aviation hull and liability, workers’ compensation and property and business interruption insurance, but we are not fully insured against all potential hazards and risks incident to our business. If the Company is unable to obtain sufficient insurance with acceptable terms or if the coverage obtained is insufficient relative to actual liability or losses that the Company experiences, whether due to insurance market conditions, policy limitations and exclusions or otherwise, its results of operations and financial condition could be materially and adversely affected.

The Company’s results of operations fluctuate due to seasonality and other factors associated with the airline industry.

Due to greater demand for air travel during the spring and summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year, which are periods of lower travel demand. The Company’s results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal, including, among others, the imposition of excise and similar taxes, extreme or severe weather, ATC congestion, geological events, natural disasters, changes in the competitive environment due to industry consolidation, general economic conditions and other factors. As a result, the Company’s quarterly operating results are not necessarily indicative of operating results for an entire year and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

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

As of December 31, 2017, UAL reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $2.4 billion.

The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

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

Under Section 382, a future ownership change would subject the Company to additional annual limitations that apply to the amount of pre-ownership change NOLs that may be used to offset post-ownership change taxable income. This limitation is generally determined by multiplying the value of a corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may, under certain circumstances, be increased by built-in gains in the assets held by such corporation at the time of the ownership change. This limitation could cause the Company’s U.S. federal income taxes to be greater, or to be paid earlier, than they otherwise would be, and could cause all or a portion of the Company’s NOL carryforwards to expire unused. Similar rules and limitations may apply for state income tax purposes. The Company’s ability to use its NOL carryforwards will also depend on the amount of taxable income it generates in future periods. The Company’s NOL carryforwards may expire before it can generate sufficient taxable income to use them in full.

The final impacts of the Tax Cuts and Jobs Act could be materially different from our current estimates.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law (the “Tax Act”). The Tax Act introduced significant changes to the Code. We continue to examine the impact the Tax Act may have on our business. Notwithstanding the reduction in the federal corporate income tax rate as a result of Tax Act, the estimated impact of the new law is based on management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based upon our further analysis of the new law.

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

In addition, we are dependent on these other carriers for significant aspects of our network in the regions in which they operate. While we work closely with these carriers, we do not have control over their operations or business methods. We may be subject to consequences from any improper behavior of joint venture partners, including for failure to comply with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act. Furthermore, our relationships with these carriers may be subject to the laws and regulations of non-U.S. jurisdictions in which these carriers are located or conduct business. Any political or regulatory change in these jurisdictions that negatively impact or prohibit our arrangements with these carriers could have an adverse effect on our results of operations or financial condition. To the extent that the operations of any of these carriers are disrupted over an extended period of time or their actions subject us to the consequences of failure to comply with laws and regulations, our results of operations may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Fleet

Including aircraft operated by United’s regional carriers, United’s fleet consisted of 1,262 aircraft as of December 31, 2017, the details of which are presented in the tables below:

Aircraft Type	Total	Owned	Leased		Seats in Standard Configuration		Average Age (In Years)
Mainline:
777-300ER	14	14	—		366		0.7
777-200ER	55	40	15		267-269		17.8
777-200	19	19	—		364		20.5
787-9	21	21	—		252		2.1
787-8	12	12	—		219		4.5
767-400ER	16	14	2		242		16.3
767-300ER	35	22	13		183-214		22.5
757-300	21	9	12		213		15.3
757-200	56	50	6		142-169		21.7
737-900ER	136	136	—		179		5.0
737-900	12	8	4		179		16.3
737-800	141	77	64		154-166		13.8
737-700	40	20	20		118-126		18.8
A320-200	99	66	33		150		19.3
A319-100	67	50	17		128		16.7

Total mainline	744	558	186				14.3

Aircraft Type	Capacity Purchase Agreement Total	Owned	Leased	Owned or Leased by Regional Carrier	Regional Carrier Operator and Number of Aircraft		Seats in Standard Configuration
Regional:
Embraer E175	152	54	—	98	SkyWest: Mesa: Republic:	65 59 28	76
Embraer 170	38	—	—	38	Republic:	38	70
CRJ700	65	—	—	65	SkyWest: GoJet: Mesa:	20 25 20	70
CRJ200	85	—	—	85	SkyWest: Air Wisconsin:	55 30	50
Embraer ERJ 145 (XR/LR/ER)	168	29	139	—	ExpressJet: Trans States: CommutAir:	110 36 22	50
Q200 (a)	7	—	—	7	CommutAir:	7	37
Embraer ERJ 135 (a)	3	—	3	—	ExpressJet:	3	37

Total regional	518	83	142	293

Total	1,262	641	328	293

(a) United exited service of both the Q200 and ERJ 135 aircraft types in January 2018.

In addition to the aircraft presented in the tables above, United owns or leases the following aircraft listed below as of December 31, 2017:

•	One owned Boeing 767-200, which is being subleased to another airline;
•	12 owned and three leased Boeing 747s, which are permanently grounded; and
•	11 owned Embraer ERJ 145s, which are temporarily grounded.

Firm Order and Option Aircraft

As of December 31, 2017, United had firm commitments and options to purchase aircraft from Boeing and Airbus presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	45
Boeing 737 MAX	161
Boeing 777-300ER	4
Boeing 787	18

(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery from 2018 through 2027. In 2018, United expects to take delivery of 10 Boeing 737 MAX aircraft, seven Boeing 787 aircraft and four Boeing 777-300ER aircraft. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company’s future capital commitments could change. Additionally, the Company has entered into a contract to purchase three used Boeing 767-300ER aircraft from Hawaiian Airlines, Inc. with expected delivery dates in the second half of 2018. See Notes 10 and 13 to the financial statements included in Part II, Item 8 of this report for additional information.

Facilities

United’s principal facilities relate to leases of airport facilities, gates, hangar sites, terminal buildings and other facilities in the municipalities it serves. United has major terminal facility leases at SFO, Washington Dulles, Chicago O’Hare, LAX, Denver, Newark, Houston Bush, Cleveland Hopkins International Airport and Guam with expiration dates ranging from 2018 through 2054. Substantially all of these facilities are leased on a net-rental basis, resulting in the Company’s responsibility for maintenance, insurance and other facility-related expenses and services.

United also maintains administrative offices, catering, cargo, training facilities, maintenance facilities and other facilities to support operations in the cities served. United also has multiple leases, which expire from 2018 through 2029, for its principal executive office and operations center in downtown Chicago and administrative offices in downtown Houston.

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

On October 13, 2015, United received a CID from the Civil Division of the DOJ. The CID requested documents and oral testimony from United in connection with an industry-wide DOJ investigation related to delivery scan and other data purportedly required for payment for the carriage of mail under United’s International Commercial Air Contracts with the U.S. Postal Service. The Company has been responding to the DOJ’s request and cooperating in the investigation since that time. On November 8, 2016, the DOJ Criminal Division met with representatives from the Company and advised they are conducting an industry-wide investigation into the same matter. The Company is also cooperating with the government in this aspect of their investigation and, on December 21, 2016, representatives from the Company met with both the Civil and Criminal Divisions to provide additional information. The Company cannot predict what action, if any, might be taken in the future by the DOJ or other governmental authorities as a result of these investigations.

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

UAL’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “UAL.” The following table sets forth the ranges of high and low sales prices per share of UAL common stock during the last two fiscal years, as reported by the NYSE:

	UAL
	2017		2016
	High	Low	High	Low
1st quarter	$76.75	$64.16	$61.41	$42.17
2nd quarter	83.04	67.55	58.90	37.41
3rd quarter	81.39	57.34	54.53	37.64
4th quarter	69.62	56.51	76.80	51.34

As of February 14, 2018, there were 7,534 holders of record of UAL common stock.

UAL did not pay any dividends in 2017 or 2016. Under debt agreements and certain indentures, UAL’s ability to pay dividends on or repurchase UAL’s common stock is subject to limits on the amount of such payments and to certain conditions, including that no default or event of default exists under those instruments and that after giving effect to the making of any such payments, UAL would be in compliance with a minimum fixed charge coverage ratio. Any future determination regarding dividend or distribution payments will be at the discretion of the UAL Board of Directors, subject to the foregoing limits and applicable limitations under Delaware law.

United paid dividends of $1.8 billion and $2.6 billion to UAL in 2017 and 2016, respectively.

The following graph shows the cumulative total stockholder return for UAL’s common stock during the period from December 31, 2012 to December 31, 2017. The graph also shows the cumulative returns of the Standard and Poor’s 500 Index (“SPX”) and the NYSE Arca Airline Index (“XAL”) of 15 investor-owned airlines over the same five-year period. The comparison assumes $100 was invested on December 31, 2012 in UAL common stock, the SPX and the XAL.

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

The following table presents repurchases of UAL common stock made in the fourth quarter of 2017:

Period	Total number of shares purchased (a)(b)	Average price paid per share (b)(c)	Total number of shares purchased as part of publicly announced plans or programs (a)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
October 2017	2,852,917	$59.59	2,852,917	$383
November 2017	5,342,435	58.93	5,342,435	68
December 2017	1,084,498	63.06	1,084,498	3,000

Total	9,279,850		9,279,850

(a) In 2017, UAL repurchased approximately 28 million shares of UAL common stock for $1.8 billion, completing its July 2016 repurchase authorization. In December 2017, UAL’s Board of Directors authorized a new $3.0 billion share repurchase program to acquire UAL’s common stock. As of December 31, 2017, the Company had approximately $3.0 billion remaining to purchase shares under its share repurchase program. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws.

(b) The table does not include shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock units. The United Continental Holdings, Inc. 2017 Incentive Compensation Plan and the United Continental Holdings, Inc. 2008 Incentive Compensation Plan, provide for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock units. However, the plans do not specify a maximum number of shares that may be withheld for this purpose. A total of 1,446 shares were withheld under the plans in the fourth quarter of 2017 at an average price of $64.46 per share. These shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

(c) Average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 6.	SELECTED FINANCIAL DATA.

UAL’s consolidated financial statements and statistical data are provided in the tables below:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data (in millions, except per share amounts):
Operating revenue	$37,736	$36,556	$37,864	$38,901	$38,279
Operating expense	34,238	32,218	32,698	36,528	37,030
Operating income	3,498	4,338	5,166	2,373	1,249
Net income	2,131	2,263	7,340	1,132	571
Basic earnings per share	7.04	6.86	19.52	3.05	1.64
Diluted earnings per share	7.02	6.85	19.47	2.93	1.53
Balance Sheet Data at December 31 (in millions):
Unrestricted cash, cash equivalents and short-term investments	$3,798	$4,428	$5,196	$4,384	$5,121
Total assets	42,326	40,140	40,861	36,595	36,021
Debt and capital lease obligations	14,392	11,705	11,759	11,947	12,293

	Year Ended December 31,

Mainline	2017	2016	2015	2014	2013
Passengers (thousands) (a)	108,017	101,007	96,327	91,475	91,329
Revenue passenger miles (“RPMs”) (millions) (b)	193,444	186,181	183,642	179,015	178,578
Available seat miles (“ASMs”) (millions) (c)	234,576	224,692	219,989	214,105	213,007
Cargo ton miles (millions)	3,316	2,805	2,614	2,487	2,213
Passenger load factor (d)	82.5%	82.9%	83.5%	83.6%	83.8%
Passenger revenue per available seat mile (“PRASM”) (cents)	11.32	11.31	11.97	12.51	12.20
Total revenue per available seat mile (cents)	13.51	13.50	14.19	14.81	14.51
Average yield per revenue passenger mile (“Yield”) (cents) (e)	13.73	13.65	14.34	14.96	14.56
Cost per available seat mile (“CASM”) (cents)	12.59	12.22	12.42	14.03	14.31
Average price per gallon of fuel, including fuel taxes	$1.72	$1.49	$1.96	$2.98	$3.12
Fuel gallons consumed (millions)	3,357	3,261	3,216	3,183	3,204
Average stage length (miles) (f)	1,806	1,859	1,922	1,958	1,934
Average daily utilization of each aircraft (hours) (g)	10:27	10:06	10:24	10:26	10:28
Consolidated
Passengers (thousands) (a)	148,067	143,177	140,369	138,029	139,209
RPMs (millions) (b)	216,261	210,309	208,611	205,559	205,167
ASMs (millions) (c)	262,386	253,590	250,003	246,021	245,354
Passenger load factor (d)	82.4%	82.9%	83.4%	83.6%	83.6%
PRASM (cents)	12.35	12.40	13.11	13.72	13.50
Total revenue per available seat mile (cents)	14.38	14.42	15.15	15.81	15.60
Yield (cents) (e)	14.98	14.96	15.72	16.42	16.14
CASM (cents)	13.05	12.70	13.08	14.85	15.09
Average price per gallon of fuel, including fuel taxes	$1.74	$1.49	$1.94	$2.99	$3.13
Fuel gallons consumed (millions)	3,978	3,904	3,886	3,905	3,947
Average stage length (miles) (f)	1,460	1,473	1,487	1,480	1,445

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

2017 Financial Highlights

•	2017 net income was $2.1 billion, or $7.02 diluted earnings per share.

•	United’s consolidated PRASM decreased 0.4% in 2017 compared to 2016.

•	Aircraft fuel cost increased 18.9% year-over-year due mainly to higher fuel prices.

•	In 2017, UAL repurchased approximately 28 million shares of UAL common stock for $1.8 billion, completing the $2.0 billion share repurchase program authorized by UAL’s Board of Directors in July 2016. In December 2017, UAL’s Board of Directors authorized a new $3.0 billion share repurchase program to acquire UAL’s common stock. As of December 31, 2017, the Company had approximately $3.0 billion remaining to purchase shares under its share repurchase program.

•	UAL ended the year with $5.8 billion in unrestricted liquidity, which consisted of unrestricted cash, cash equivalents, short-term investments and available capacity under the revolving credit facility.

2017 Operational Highlights

•	Consolidated RPMs for 2017 increased 2.8% as compared to 2016, and consolidated ASMs increased 3.5% from the prior year, resulting in a consolidated load factor of 82.4% in 2017 versus 82.9% in 2016.

•	For 2017 and 2016, the Company recorded a DOT on-time arrival rate of 81.9% and 81.3%, respectively, and a system completion factor of 99.0% for each year.

•	During 2017, the Company took delivery of three new Boeing 787-9s, four new Boeing 737-800s, 12 new Boeing 777-300ERs, 24 new Embraer E175s, two used Airbus A320s and six used Airbus A319s and retired 20 Boeing 747-400s.

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

In 2017, the Company had its best operational performance in its post-merger history. Operational reliability, service and experience underpin the Company’s long-term strategy. Our priorities for 2018 are continued top-tier operational reliability while strengthening our domestic network through growth, driving efficiency and productivity and continued investment in our employees, product and technology.

Economic Conditions. The aviation industry in 2018 is expected to show continued growth in the demand for air travel. Passenger numbers are expected to increase. Cargo volumes are also expected to grow, with some recovery in yields. Passenger revenue in all regions are expected to demonstrate improved performance in 2018.

Capacity. In 2018, the Company expects its consolidated ASMs to grow between 4% and 6% year-over-year. Most of this growth will be concentrated in our domestic network, especially in our mid-continent hubs. We believe greater scale and connectivity at our hubs reinforces our relevance and value proposition to our customers. Rebanking at our hubs is expected to drive significant additional connection opportunities. We will also expand flights in non-peak times of the year to more efficiently use our aircraft and facilities with the objective of driving an increase in profitability.

Fuel. The Company’s average aircraft fuel price per gallon including related taxes was $1.74 in 2017 as compared to $1.49 in 2016. The price of jet fuel has increased since January 2016 and remains volatile. Based on projected fuel consumption in 2018, a one dollar change in the price of a barrel of crude oil would change the Company’s annual fuel expense by approximately $96 million.

Results of Operations

In this section, we compare results of operations for the year ended December 31, 2017 with results of operations for the year ended December 31, 2016, and results of operations for the year ended December 31, 2016 with results of operations for the year ended December 31, 2015.

2017 compared to 2016

Operating Revenue

The table below illustrates the year-over-year percentage change in the Company’s operating revenues for the years ended December 31 (in millions, except percentage changes):

	2017	2016	Increase (Decrease)	% Change
Passenger—Mainline	$26,552	$25,414	$1,138	4.5
Passenger—Regional	5,852	6,043	(191)	(3.2)

Total passenger revenue	32,404	31,457	947	3.0
Cargo	1,035	876	159	18.2
Other operating revenue	4,297	4,223	74	1.8

Total operating revenue	$37,736	$36,556	$1,180	3.2

The table below presents selected passenger revenue and operating data of the Company, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) from 2016 (a):
	Domestic	Atlantic	Pacific	Latin	Total Consolidated	Mainline	Regional
Passenger revenue (in millions)	$809	$103	$(128)	$163	$947	$1,138	$(191)
Passenger revenue	4.2%	1.9%	(3.1)%	5.8%	3.0%	4.5%	(3.2)%
Average fare per passenger	0.1%	1.4%	— %	4.1%	(0.4)%	(2.3)%	2.0%
Yield	(0.4)%	0.9%	(2.2)%	4.1%	0.1%	0.6%	2.4%
PRASM	(0.6)%	1.5%	(5.8)%	3.3%	(0.4)%	0.1%	0.6%
Passengers	4.2%	0.5%	(3.1)%	1.7%	3.4%	6.9%	(5.0)%
RPMs (traffic)	4.7%	0.9%	(0.9)%	1.6%	2.8%	3.9%	(5.4)%
ASMs (capacity)	4.9%	0.4%	2.9%	2.4%	3.5%	4.4%	(3.8)%
Passenger load factor (points)	(0.2)	0.4	(3.0)	(0.7)	(0.5)	(0.4)	(1.5)

(a) See Part II, Item 6, Selected Financial Data, of this report for the definition of these statistics.

Consolidated passenger revenue increased $0.9 billion, or 3.0%, in 2017 as compared to 2016 primarily due to a 2.8% increase in traffic. Consolidated PRASM decreased 0.4% in 2017 as compared to 2016. The decline in PRASM was driven by factors including more aggressive low-cost carrier pricing in our hub markets, temporary share loss during roll-out of our Basic Economy pricing, and softer demand in China and Guam. Our revenue in 2017 was negatively impacted by severe storms during the third quarter.

Cargo revenue increased $159 million, or 18.2%, in 2017 as compared to 2016 due to higher year-over-year international freight volume and yield.

Operating Expense

The table below includes data related to the Company’s operating expense for the years ended December 31 (in millions, except percentage changes):

	2017	2016	Increase (Decrease)	% Change
Salaries and related costs	$11,045	$10,275	$770	7.5
Aircraft fuel	6,913	5,813	1,100	18.9
Landing fees and other rent	2,240	2,165	75	3.5
Regional capacity purchase	2,232	2,197	35	1.6
Depreciation and amortization	2,149	1,977	172	8.7
Aircraft maintenance materials and outside repairs	1,856	1,749	107	6.1
Distribution expenses	1,349	1,303	46	3.5
Aircraft rent	621	680	(59)	(8.7)
Special charges	176	638	(462)	NM
Other operating expenses	5,657	5,421	236	4.4

Total operating expenses	$34,238	$32,218	$2,020	6.3

Salaries and related costs increased $770 million, or 7.5%, in 2017 as compared to 2016 primarily due to higher pay rates and benefit expenses driven by collective bargaining agreements finalized in 2016, and a 2.5% increase in average full-time equivalent employees, partially offset by a decrease in profit sharing and other employee incentives.

Aircraft fuel expense increased $1.1 billion, or 18.9%, primarily due to increased fuel prices and a 3.5% increase in capacity. The table below presents the significant changes in aircraft fuel cost per gallon for the years ended December 31 (in millions, except percentage changes):

	(In millions)		% Change	Average price per gallon
	2017	2016		2017	2016	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$6,911	$5,596	23.5	$1.74	$1.43	21.7
Hedge losses reported in fuel expense	2	217	NM	—	0.06	NM

Fuel expense	6,913	5,813	18.9	1.74	1.49	16.8
Total fuel consumption (gallons)	3,978	3,904	1.9

Landing fees and other rent increased $75 million, or 3.5%, in 2017 as compared to the year-ago period due to higher rental and landing fee rates.

Regional capacity purchase costs increased $35 million, or 1.6%, in 2017 as compared to the year-ago period despite regional capacity being down 3.8% in 2017 as compared to 2016 due to increases in annual rates, maintenance cycle-related costs and lease return costs.

Depreciation and amortization increased $172 million, or 8.7%, in 2017 as compared to 2016 primarily due to additions of new and used aircraft, aircraft improvements and increases in information technology infrastructure and application development projects.

Aircraft maintenance materials and outside repairs increased $107 million, or 6.1%, in 2017 as compared to 2016 primarily due to an increase in airframe and engine maintenance visits and additional repairs to wireless and inflight entertainment equipment.

Aircraft rent decreased $59 million, or 8.7%, in 2017 as compared to 2016 primarily due to the purchase of leased aircraft and lower lease renewal rates.

The table below presents special charges incurred by the Company during the years ended December 31 (in millions):

	2017	2016
Severance and benefit costs	$116	$37
Impairment of assets	25	412
Cleveland airport lease restructuring	—	74
Labor agreement costs	—	64
(Gains) losses on sale of assets and other special charges	35	51

Total special charges	$176	$638

See Note 14 to the financial statements included in Part II, Item 8 of this report for additional information.

Other operating expenses increased $236 million, or 4.4%, in 2017 as compared to 2016 primarily due to increased costs in food, marketing and technology associated with the Company’s enhanced customer experience initiatives, and due to volume-driven increases in cargo trucking and handling costs.

Nonoperating Income (Expense)

The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the years ended December 31 (in millions, except percentage changes):

	2017	2016	Increase (Decrease)	% Change
Interest expense	$(643)	$(614)	$29	4.7
Interest capitalized	84	72	12	16.7
Interest income	57	42	15	35.7
Miscellaneous, net	3	(19)	(22)	NM

Total nonoperating expense, net	$(499)	$(519)	$(20)	(3.9)

2016 compared to 2015

Operating Revenue

The table below illustrates the year-over-year percentage change in the Company’s operating revenues for the years ended December 31 (in millions, except percentage changes):

	2016	2015	Increase (Decrease)	% Change
Passenger—Mainline	$25,414	$26,333	$(919)	(3.5)
Passenger—Regional	6,043	6,452	(409)	(6.3)

Total passenger revenue	31,457	32,785	(1,328)	(4.1)
Cargo	876	937	(61)	(6.5)
Other operating revenue	4,223	4,142	81	2.0

Total operating revenue	$36,556	$37,864	$(1,308)	(3.5)

The table below presents selected passenger revenue and operating data of the Company, broken out by geographic region, expressed as year-over-year changes:

	Increase (decrease) in 2016 from 2015 (a):
	Domestic	Atlantic	Pacific	Latin	Total Consolidated	Mainline	Regional
Passenger revenue (in millions)	$(523)	$(512)	$(215)	$(78)	$(1,328)	$(919)	$(409)
Passenger revenue	(2.7)%	(8.6)%	(4.9)%	(2.7)%	(4.1)%	(3.5)%	(6.3)%
Average fare per passenger	(4.7)%	(5.2)%	(5.6)%	(7.9)%	(5.9)%	(8.0)%	(2.2)%
Yield	(3.8)%	(4.6)%	(7.4)%	(7.7)%	(4.8)%	(4.8)%	(3.1)%
PRASM	(4.2)%	(8.4)%	(6.7)%	(5.5)%	(5.4)%	(5.5)%	(2.7)%
Passengers	2.1%	(3.7)%	0.7%	5.7%	2.0%	4.9%	(4.3)%
RPMs (traffic)	1.1%	(4.3)%	2.7%	5.4%	0.8%	1.4%	(3.4)%
ASMs (capacity)	1.6%	(0.2)%	2.0%	2.9%	1.4%	2.1%	(3.7)%
Passenger load factor (points)	(0.3)	(3.3)	0.6	2.0	(0.5)	(0.6)	0.3

  (a) See Part II, Item 6, Selected Financial Data, of this report for the definition of these statistics.

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

Operating Expense

The table below includes data related to the Company’s operating expense for the years ended December 31 (in millions, except percentage changes):

	2016	2015	Increase (Decrease)	% Change
Salaries and related costs	$10,275	$9,713	$562	5.8
Aircraft fuel	5,813	7,522	(1,709)	(22.7)
Regional capacity purchase	2,197	2,290	(93)	(4.1)
Landing fees and other rent	2,165	2,203	(38)	(1.7)
Depreciation and amortization	1,977	1,819	158	8.7
Aircraft maintenance materials and outside repairs	1,749	1,651	98	5.9
Distribution expenses	1,303	1,342	(39)	(2.9)
Aircraft rent	680	754	(74)	(9.8)
Special charges	638	326	312	NM
Other operating expenses	5,421	5,078	343	6.8

Total operating expenses	$32,218	$32,698	$(480)	(1.5)

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

The decrease in aircraft fuel expense was primarily attributable to decreased fuel prices and a reduction in fuel hedge losses, partially offset by the impact of a 1.4% increase in capacity. 2016 fuel expense includes the benefit of a $20 million fuel tax refund. The table below presents the significant changes in aircraft fuel cost per gallon for the years ended December 31 (in millions, except percentage changes):

	(In millions)		% Change	Average price per gallon
	2016	2015		2016	2015	% Change
Total aircraft fuel purchase cost excluding fuel hedge impacts	$5,596	$6,918	(19.1)	$1.43	$1.78	(19.7)
Hedge losses reported in fuel expense	217	604	NM	0.06	0.16	NM

Fuel expense	5,813	7,522	(22.7)	1.49	1.94	(23.2)
Total fuel consumption (gallons)	3,904	3,886	0.5

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

See Note 14 to the financial statements included in Part II, Item 8 of this report for additional information.

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

Nonoperating Income (Expense)

The following table illustrates the year-over-year dollar and percentage changes in the Company’s nonoperating income (expense) for the years ended December 31 (in millions, except percentage changes):

	2016	2015	Increase (Decrease)	% Change
Interest expense	$(614)	$(669)	$(55)	(8.2)
Interest capitalized	72	49	23	46.9
Interest income	42	25	17	68.0
Miscellaneous, net	(19)	(352)	(333)	(94.6)

Total nonoperating expense, net	$(519)	$(947)	$(428)	(45.2)

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

Liquidity and Capital Resources

As of December 31, 2017, the Company had $3.8 billion in unrestricted cash, cash equivalents and short-term investments, a decrease of $0.6 billion from December 31, 2016. The Company had its entire commitment capacity of $2.0 billion under the revolving credit facility of the Company’s Amended and Restated Credit and Guaranty Agreement, dated as of March 29, 2017 (as amended by the First Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of November 15, 2017, the “2017 Credit Agreement”) available for borrowings as of December 31, 2017. As of December 31, 2017, the Company had $109 million of restricted cash and cash equivalents, which is primarily collateral for letters of credit and collateral associated with obligations for facility leases and workers’ compensation. We may be required to post significant additional cash collateral to provide security for obligations. Restricted cash and cash equivalents at December 31, 2016 totaled $124 million.

We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations. At December 31, 2017, the Company had approximately $14.4 billion of debt and capital lease obligations, including $1.7 billion that are due within the next 12 months. In addition, we have substantial noncancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. As of December 31, 2017, our current liabilities exceeded our current assets by approximately $5.6 billion. However, approximately $6.1 billion of our current liabilities are related to our advance ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel in the near future and not cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.

The Company will continue to evaluate opportunities to prepay its debt, including open market repurchases, to reduce its indebtedness and related interest.

For 2018, the Company expects between $3.6 billion and $3.8 billion of gross capital expenditures. See Note 13 to the financial statements included in Part II, Item 8 of this report for additional information on commitments.

As of December 31, 2017, a substantial portion of the Company’s assets, principally aircraft, route authorities, airport slots and loyalty program intangible assets, was pledged under various loan and other agreements. We must sustain our profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines. See Note 10 to the financial statements included in Part II, Item 8 of this report for additional information on assets provided as collateral by the Company.

The following is a discussion of the Company’s sources and uses of cash from 2015 through 2017.

Operating Activities

2017 compared to 2016

Cash flow provided by operations for the year ended December 31, 2017 was $3.4 billion compared to $5.5 billion in the same period in 2016, the decrease resulting from lower operating income and reduced cash flows from certain changes in working capital items. Excluding the non-cash impairment of the Newark slots, operating income for 2017 was approximately $1.2 billion lower than 2016. Working capital changes reduced cash flow from operations by an additional $1.2 billion year-over-year in 2017 as compared to 2016. The following were significant working capital items in 2017:

•	$0.9 billion decrease in advanced purchase of miles due to increased utilization of pre-purchased miles.

•	$0.4 billion increase in prepayments for maintenance contracts.

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

Investing Activities

2017 compared to 2016

The Company’s capital expenditures were $4.0 billion and $3.2 billion in 2017 and 2016, respectively. The Company’s capital expenditures for both years were primarily attributable to the purchase of new aircraft, aircraft improvements, facility and fleet-related costs and the purchase of information technology assets.

2016 compared to 2015

The Company’s capital expenditures were $3.2 billion and $2.7 billion in 2016 and 2015, respectively. The Company’s capital expenditures for both years were primarily attributable to the purchase of aircraft, facility and fleet-related costs and the purchase of information technology assets.

Financing Activities

Significant financing events in 2017 were as follows:

Share Repurchases

The Company used $1.8 billion of cash to purchase approximately 28 million shares of its common stock during 2017, completing its July 2016 repurchase authorization. In December 2017, UAL’s Board of Directors authorized a new $3.0 billion share repurchase program to acquire UAL’s common stock. As of December 31, 2017, the Company had approximately $3.0 billion remaining to purchase shares under its share repurchase program.

Debt Issuances

During 2017, United received and recorded $1.8 billion of proceeds as debt related to enhanced equipment trust certificate (“EETC”) offerings created in 2016 and 2017 to finance the purchase of aircraft.

In 2017, UAL issued, and United guaranteed, (i) $400 million aggregate principal amount of unsecured 4.25% Senior Notes due October 1, 2022, and (ii) $300 million aggregate principal amount of unsecured 5% Senior Notes due February 1, 2024.

In 2017, United and UAL, as borrower and guarantor, respectively, increased the term loan under the 2017 Credit Agreement by approximately $440 million.

During 2017, United borrowed approximately $497 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2017.

Debt and Capital Lease Principal Payments

During the year ended December 31, 2017, the Company made debt and capital lease principal payments of $1.0 billion.

Significant financing events in 2016 were as follows:

Share Repurchases

The Company used $2.6 billion of cash to purchase 50 million shares of its common stock during 2016 under its share repurchase programs.

Debt Issuances

In 2016, United completed two EETC offerings for a total principal amount of $2.0 billion. Of the $2.0 billion, United received and recorded $708 million of proceeds as debt as of December 31, 2016 to finance the purchase of 17 aircraft.

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

Debt and Capital Lease Principal Payments

During the year ended December 31, 2015, the Company made debt and capital lease principal payments of $2.3 billion, including the following prepayments:

•	UAL used cash to repurchase all $321 million par value 2026 Notes.

•	UAL used cash to repurchase all $311 million par value 2028 Notes.

•	UAL used cash to prepay, at par, $300 million principal amount of its $500 million term loan due September 2021.

For additional information regarding these Liquidity and Capital Resource matters, see Notes 3, 10, 11 and 12 to the financial statements included in Part II, Item 8 of this report. For information regarding non-cash investing and financing activities, see the Company’s statements of consolidated cash flows.

Credit Ratings. As of the filing date of this report, UAL and United had the following corporate credit ratings:

	S&P	Moody’s	Fitch
UAL	BB-	Ba2	BB
United	BB-	*	BB
*The credit agency does not issue corporate credit ratings for subsidiary entities.

These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability, or increase the cost, of future financing for the Company.

Other Liquidity Matters

Below is a summary of additional liquidity matters. See the indicated notes to our consolidated financial statements included in Part II, Item 8 of this report for additional details related to these and other matters affecting our liquidity and commitments.

Pension and other postretirement plans	Note 8
Long-term debt and debt covenants	Note 10
Leases and capacity purchase agreements	Note 11
Commitments and contingencies	Note 13

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

The table below provides a summary of the Company’s material contractual obligations as of December 31, 2017 (in billions):

	2018	2019	2020	2021	2022	After 2022	Total
Long-term debt (a)	$1.6	$1.2	$1.2	$1.2	$1.5	$6.9	$13.4
Capital lease obligations—principal portion	0.1	0.1	0.1	0.1	0.1	0.8	1.1

Total debt and capital lease obligations	1.7	1.3	1.3	1.3	1.6	7.7	14.5
Interest on debt and capital lease obligations (b)	0.6	0.5	0.5	0.4	0.4	1.0	3.4
Aircraft operating lease obligations	1.0	0.9	0.6	0.5	0.4	1.5	4.9
Regional CPAs (c)	2.0	1.8	1.6	1.5	1.4	3.2	11.5
Other operating lease obligations	1.2	1.1	1.2	0.9	0.8	6.1	11.3
Postretirement obligations (d)	0.1	0.1	0.1	0.1	0.1	0.6	1.1
Pension obligations (e)	—	—	—	—	0.1	0.7	0.8
Capital purchase obligations (f)	3.2	2.9	2.1	2.4	1.8	9.8	22.2

Total contractual obligations	$9.8	$8.6	$7.4	$7.1	$6.6	$30.6	$69.7

(a)	Long-term debt presented in the Company’s financial statements is net of $163 million of debt discount, premiums and debt issuance costs which are being amortized over the debt terms. Contractual payments are not net of the debt discount, premiums and debt issuance costs.
(b)	Includes interest portion of capital lease obligations of $72 million in 2018, $63 million in 2019, $59 million in 2020, $56 million in 2021, $52 million in 2022 and $391 million thereafter. Interest payments on variable interest rate debt were calculated using London interbank offered rates (“LIBOR”) applicable at December 31, 2017.
(c)	Represents our estimates of future minimum noncancelable commitments under our CPAs and does not include the portion of the underlying obligations for aircraft and facility rent that is disclosed as part of aircraft and nonaircraft operating leases. Amounts also exclude a portion of United’s capital lease obligation recorded for certain of its CPAs. See Note 11 to the financial statements included in Part II, Item 8 of this report for the significant assumptions used to estimate the payments.
(d)	Amounts represent postretirement benefit payments, net of subsidy receipts, through 2026. Benefit payments approximate plan contributions as plans are substantially unfunded.
(e)	Represents an estimate of the minimum funding requirements as determined by government regulations for United’s U.S. pension plans. Amounts are subject to change based on numerous assumptions, including the performance of assets in the plans and bond rates. See Critical Accounting Policies, below, for a discussion of our current year assumptions regarding United’s pension plans.
(f)	Represents contractual commitments for firm order aircraft, spare engines and other capital purchase commitments. See Note 13 to the financial statements included in Part II, Item 8 of this report for a discussion of our purchase commitments.

Off-Balance Sheet Arrangements. An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support, or that engages in leasing, hedging or research and development arrangements. The Company’s primary off-balance sheet arrangements include operating leases, which are summarized in the contractual obligations table under Contractual Obligations, above, and certain municipal bond obligations, as discussed below.

As of December 31, 2017, United had cash collateralized $75 million of letters of credit. United also had $362 million of surety bonds securing various obligations at December 31, 2017. Most of the letters of credit have evergreen clauses and are expected to be renewed on an annual basis. The surety bonds have expiration dates through 2021.

As of December 31, 2017, United is the guarantor of approximately $1.8 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with a majority of these obligations are accounted for as operating leases. The leasing arrangements associated with a portion of these obligations are accounted for as capital leases. The annual lease payments for those obligations are included in the contractual obligations table under Contractual Obligations, above.

As of December 31, 2017, United is the guarantor of $157 million of aircraft mortgage debt issued by one of United’s regional carriers. The aircraft mortgage debt is subject to increased cost provisions and the Company would potentially be responsible for those costs under the guarantees. The increased cost provisions in the $157 million of aircraft mortgage debt are similar to those in certain of the Company’s debt agreements. See discussion under Increased Cost Provisions, below, for additional information on increased cost provisions related to the Company’s debt.

EETCs. As of December 31, 2017, United had $8.6 billion principal amount of equipment notes outstanding issued under EETC financings. Generally, the structure of these EETC financings consists of pass-through trusts created by United to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by United and secured by its aircraft. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on United’s consolidated balance sheet because the proceeds held by the depositary are not United’s assets.

Increased Cost Provisions. In United’s financing transactions that include loans, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2017, the Company had $3.4 billion of floating rate debt and $60 million of fixed rate debt, with remaining terms of up to 11 years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate balance of $3.3 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2017, approximately $1.5 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2017, the Company’s contingent exposure was approximately $244 million principal amount of such bonds based on its recent consortia participation. The Company’s contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2022 to 2049. The Company did not record a liability at the time these indirect guarantees were made.

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

Revenue Recognition. The Company records passenger ticket sales and tickets sold by other airlines for use on United as passenger revenue when the transportation is provided or upon estimated breakage. The value of unused passenger tickets is included in current liabilities as Advance ticket sales. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate. When necessary, the Company records a reserve against its interline billings and payables if historical experience indicates that these amounts are different. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Basic Economy tickets cannot be extended and refunds are not allowed except for ticket cancellations that are within 24 hours of purchase and one week or more prior to the original scheduled departure flight.

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

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). Topic 606 prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard impacts the classification of certain revenue streams and affects the timing of revenue and expense recognition for others. For the Company, the most significant impact of the standard is the reclassification of certain ancillary fees from other operating revenue into passenger revenue on the statement of consolidated operations. For 2016 and 2017, the amount to be reclassified at adoption of the new standard from other operating revenue into passenger revenue under Topic 606 is approximately $2.0 billion and $2.1 billion, respectively. These ancillary fees are directly related to passenger travel, such as ticket change fees and baggage fees, and will no longer be considered distinct performance obligations separate from the passenger travel component. In addition, the ticket change fees, which were previously recognized when received, will be recognized when transportation is provided. On January 1, 2018, we adopted Topic 606 using the full-retrospective approach. See Note 1 to the financial statements included in Part II, Item 8 of this report for additional information on recently issued accounting standards.

Frequent Flyer Accounting. United’s MileagePlus program is designed to increase customer loyalty. Program participants earn miles by flying on United and certain other participating airlines. Program participants can also earn miles through purchases from other non-airline partners that participate in United’s loyalty program. We sell miles to these partners, which include domestic and international credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government imposed fees), discounted or upgraded air travel and non-travel awards. The Company records its obligation for future award redemptions using a deferred revenue model.

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

The following table summarizes information related to the Company’s Frequent flyer deferred revenue liability:

Frequent flyer deferred revenue at December 31, 2017 (in millions)	$4,741
Percentage of miles earned expected to expire	18%
Impact of 1% change in outstanding miles or weighted average ticket value on deferred revenue (in millions)	$53

Long-Lived Assets. The net book value of operating property and equipment for the Company was $26 billion and $23 billion at December 31, 2017 and 2016, respectively. The assets’ recorded value is impacted by a number of accounting policy elections, including the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.

The Company records assets acquired, including aircraft, at acquisition cost. Depreciable life is determined through economic analysis, such as reviewing existing fleet plans, obtaining appraisals and comparing estimated lives to other airlines that operate similar fleets. The Company has generally estimated the lives of those aircraft to be between 25 and 30 years. Residual values are estimated based on historical experience with regard to the sale of both aircraft and spare parts and are established in conjunction with the estimated useful lives of the related fleets. Residual values are based on when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life. Both depreciable lives and residual values are revised periodically as facts and circumstances arise to recognize changes in the Company’s fleet plan and other relevant information. A one-year increase in the average depreciable life of the Company’s flight equipment would reduce annual depreciation expense on flight equipment by approximately $76 million.

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

See Note 14 to the financial statements included in Part II, Item 8 of this report for additional information.

Indefinite-lived intangible assets. The Company has indefinite-lived intangible assets, including goodwill. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs. An impairment occurs when the fair value of an intangible asset is less than its carrying value. In 2017, the Hong Kong routes had a fair value cushion that was less than 10% of its carrying value. The value of the routes was negatively impacted by the slowdown of the Hong Kong market coupled with industry oversupply. As a result, this intangible asset is susceptible to impairment risk from adverse changes in this particular market. While management has implemented strategies to address the shifts in supply and demand dynamics, further adverse changes could reduce the underlying cash flows used to estimate fair value and could trigger impairment charges of the Hong Kong routes.

See Note 2 to the financial statements included in Part II, Item 8 of this report for additional information.

Defined Benefit Plan Accounting. We sponsor defined benefit pension plans for eligible employees and retirees. The most critical assumptions impacting our defined benefit pension plan obligations and expenses are the weighted average discount rate and the expected long-term rate of return on the plan assets.

United’s pension plans’ under-funded status was $1.9 billion at December 31, 2017. Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. In 2018, we anticipate contributing at least $420 million to our pension plans. The fair value of the plans’ assets was $3.9 billion at December 31, 2017.

When calculating pension expense for 2018, the Company assumed that its plans’ assets would generate a long-term rate of return of approximately 7.3%. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return reflects the active management of our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Plan fiduciaries regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate.

The defined benefit pension plans’ assets consist of return generating investments and risk mitigating investments which are held through direct ownership or through interests in common collective trusts. Return generating investments include primarily equity securities, fixed-income securities and alternative investments (e.g. private equity and hedge funds). Risk mitigating investments include primarily U.S. government and investment grade corporate fixed-income securities. The allocation of assets was as follows at December 31, 2017:

	Percent of Total	Expected Long-Term Rate of Return
Equity securities	36%	9.5%
Fixed-income securities	37	5.5
Alternatives	16	7.3
Other	11	7.3

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points (from 7.3% to 6.8%) would increase estimated 2018 pension expense by approximately $20 million. Future pension obligations for United’s plans were discounted using a weighted average rate of 3.65% at December 31, 2017. The Company selected the discount rate for substantially all of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2017 that would provide the necessary cash flows to match the projected benefit payments. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 50 basis points (from 3.65% to 3.15%) would increase the pension liability at December 31, 2017 by approximately $651 million and increase the estimated 2018 pension expense by approximately $80 million. Future changes in plan asset returns, plan provisions, assumed discount rates, pension funding law and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under the applicable accounting standards for defined benefit pension plans, those gains and losses are not required to be recognized currently as pension benefit expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees. All gains and losses in accumulated other comprehensive income are amortized to expense over the remaining years of service of the covered active employees. At December 31, 2017 and 2016, the Company had unrecognized actuarial losses for pension benefit plans of $1.6 billion and $1.5 billion, respectively, recorded in accumulated other comprehensive income.

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

The Company accounts for other postretirement benefits by recognizing the difference between plan assets and obligations, or the plan’s funded status, in its financial statements. Other postretirement benefit expense is recognized on an accrual basis over employees’ approximate service periods and is generally calculated independently of funding decisions or requirements. United has not been required to pre-fund its plan obligations, which has resulted in a significant net obligation, as discussed below. The Company’s benefit obligation was $1.7 billion for the other postretirement benefit plans at December 31, 2017 and 2016.

The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the health care cost trend rate. The Company determines the appropriate discount rate for each of the plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The Company’s weighted average discount rate to determine its benefit obligations as of December 31, 2017 was 3.63%, as compared to 4.07% for December 31, 2016. The health care cost trend rate assumed for 2017 was 6.50%, declining to 5.0% in 2023, as compared to assumed trend rate for 2018 of 6.25%, declining to 5.0% in 2023. A 1% increase in assumed health care trend rates would increase the Company’s total service and interest cost for the year ended December 31, 2017 by $11 million; whereas, a 1% decrease in assumed health care trend rates would decrease the Company’s total service and interest cost for the year ended December 31, 2017 by $8 million. A one percentage point decrease in the weighted average discount rate would increase the Company’s postretirement benefit liability by approximately $185 million and increase the estimated 2017 benefits expense by approximately $8 million.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions and prior service credits result from a retroactive reduction in benefits due under the plans. Under the applicable accounting standards for postretirement welfare benefit plans, actuarial gains and losses and prior service credits are not required to be recognized currently, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees or the average life expectancy of inactive participants. At December 31, 2017 and 2016, the Company had unrecognized actuarial gains for postretirement welfare benefit plans of $301 million and $384 million, respectively, recorded in accumulated other comprehensive income.

Income Taxes. The Tax Act, among other changes, reduces the federal corporate income tax rate to 21% beginning in 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, we had not completed our analysis of all aspects of the Tax Act. However, we have made a provisional estimate for its effect on our existing deferred tax balances and the one-time transition tax. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Forward-Looking Information

Certain statements throughout Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report are forward-looking and thus reflect the Company’s current expectations and beliefs with respect to certain current and future events and anticipated financial and operating performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to the Company’s operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as “expects,” “will,” “plans,” “anticipates,” “indicates,” “believes,” “estimates,” “forecast,” “guidance,” “outlook,” “goals” and similar expressions are intended to identify forward-looking statements.

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

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aircraft fuel and energy refining capacity in relevant markets); economic and political instability and other risks of doing business globally; demand for travel and the impact that global economic and political conditions have on customer travel patterns; competitive pressures on pricing and on demand; demand for transportation in the markets in which we operate; our capacity decisions and the capacity decisions of our competitors; the effects of any hostilities, act of war or terrorist attack; the effects of any technology failures or cybersecurity breaches; the impact of regulatory, investigative and legal proceedings and legal compliance risks; disruptions to our regional network; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; costs associated with any modification or termination of our aircraft orders; potential reputational or other impact from adverse events in our operations, the operations of our regional carriers or the operations of our code share partners; our ability to attract and retain customers; our ability to execute our operational plans and revenue-generating initiatives, including optimizing our revenue; our ability to control our costs, including realizing benefits from our resource optimization efforts, cost reduction initiatives and fleet replacement programs; the impact of any management changes; our ability to cost-effectively hedge against increases in the price of aircraft fuel if we decide to do so; any potential realized or unrealized gains or losses related to any fuel or currency hedging programs; labor costs; our ability to maintain satisfactory labor relations and the results of any collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by our labor groups; an outbreak of a disease that affects travel demand or travel behavior; U.S. or foreign governmental legislation, regulation and other actions (including Open Skies agreements and environmental regulations); industry consolidation or changes in airline alliances; our ability to comply with the terms of our various financing arrangements; the costs and availability of financing; our ability to maintain adequate liquidity; the costs and availability of aviation and other insurance; weather conditions; our ability to utilize our net operating losses to offset future taxable income; the impact of changes in tax laws; the success of our investments in airlines in other parts of the world; and other risks and uncertainties set forth under Part I, Item 1A., Risk Factors, of this report, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates. Our net income is affected by fluctuations in interest rates (e.g. interest expense on variable rate debt and interest income earned on short-term investments). The Company’s policy is to manage interest rate risk through a combination of fixed and variable rate debt. The following table summarizes information related to the Company’s interest rate market risk at December 31 (in millions):

	2017	2016
Variable rate debt
Carrying value of variable rate debt at December 31	$3,342	$2,582
Impact of 100 basis point increase on projected interest expense for the following year	33	25
Fixed rate debt
Carrying value of fixed rate debt at December 31	9,926	8,185
Fair value of fixed rate debt at December 31	10,349	8,469
Impact of 100 basis point increase in market rates on fair value	(403)	(340)

A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their average 2017 levels, a 100 basis point increase in interest rates would result in a corresponding increase in the Company’s interest income of approximately $45 million during 2018.

Commodity Price Risk (Aircraft Fuel). The price level of aircraft fuel can significantly affect the Company’s operations, results of operations, financial position and liquidity.

Our operational and financial results can be significantly impacted by changes in the price and availability of aircraft fuel. To provide adequate supplies of fuel, the Company routinely enters into purchase contracts that are customarily indexed to market prices for aircraft fuel, and the Company generally has some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations. The price of aircraft fuel has fluctuated substantially in the past several years and in order to lower its exposure to unpredictable increases in the market prices of aircraft fuel, the Company has historically hedged a portion of its planned fuel requirements. The Company’s current strategy is to not enter into transactions to hedge fuel price volatility, although the Company regularly reviews its policy based on market conditions and other factors. The Company’s 2018 forecasted fuel consumption is presently approximately four billion gallons, and based on this forecast, a one dollar change in the price of a barrel of crude oil would change the Company’s annual fuel expense by approximately $96 million.

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

The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2017 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in pre-tax income of approximately $245 million for the year ending December 31, 2018. This sensitivity analysis was prepared based upon projected 2018 foreign currency-denominated revenues and expenses as of December 31, 2017.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

United Continental Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Continental Holdings, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Chicago, Illinois

February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of

United Airlines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Airlines, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholder’s equity, for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Chicago, Illinois

February 22, 2018

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Operating revenue:
Passenger—Mainline	$26,552	$25,414	$26,333
Passenger—Regional	5,852	6,043	6,452

Total passenger revenue	32,404	31,457	32,785
Cargo	1,035	876	937
Other operating revenue	4,297	4,223	4,142

Total operating revenue	37,736	36,556	37,864

Operating expense:
Salaries and related costs	11,045	10,275	9,713
Aircraft fuel	6,913	5,813	7,522
Landing fees and other rent	2,240	2,165	2,203
Regional capacity purchase	2,232	2,197	2,290
Depreciation and amortization	2,149	1,977	1,819
Aircraft maintenance materials and outside repairs	1,856	1,749	1,651
Distribution expenses	1,349	1,303	1,342
Aircraft rent	621	680	754
Special charges (Note 14)	176	638	326
Other operating expenses	5,657	5,421	5,078

Total operating expenses	34,238	32,218	32,698

Operating income	3,498	4,338	5,166

Nonoperating income (expense):
Interest expense	(643)	(614)	(669)
Interest capitalized	84	72	49
Interest income	57	42	25
Miscellaneous, net (Note 14)	3	(19)	(352)

Total nonoperating expense, net	(499)	(519)	(947)

Income before income taxes	2,999	3,819	4,219
Income tax expense (benefit) (Note 14)	868	1,556	(3,121)

Net income	$2,131	$2,263	$7,340

Earnings per share, basic	$7.04	$6.86	$19.52

Earnings per share, diluted	$7.02	$6.85	$19.47

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$2,131	$2,263	$7,340

Other comprehensive income (loss), net change related to:
Employee benefit plans, net of taxes	(195)	(313)	70
Fuel derivative financial instruments, net of taxes	1	316	182
Investments and other, net of taxes	(6)	(1)	(4)

Total other comprehensive income (loss), net	(200)	2	248

Total comprehensive income, net	$1,931	$2,265	$7,588

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

(continued on next page)

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,

ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$1,482	$2,179
Short-term investments	2,316	2,249
Receivables, less allowance for doubtful accounts (2017—$7; 2016—$10)	1,340	1,176
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2017—$354; 2016—$295)	924	873
Prepaid expenses and other	1,051	832

Total current assets	7,113	7,309

Operating property and equipment:
Owned—
Flight equipment	28,692	25,873
Other property and equipment	6,946	5,652

Total owned property and equipment	35,638	31,525
Less—Accumulated depreciation and amortization	(11,159)	(9,975)

Total owned property and equipment, net	24,479	21,550

Purchase deposits for flight equipment	1,344	1,059

Capital leases—
Flight equipment	1,151	1,319
Other property and equipment	11	331

Total capital leases	1,162	1,650
Less—Accumulated amortization	(777)	(941)

Total capital leases, net	385	709

Total operating property and equipment, net	26,208	23,318

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2017—$1,313; 2016—$1,234)	3,539	3,632
Deferred income taxes	—	655
Restricted cash	91	124
Investments in affiliates and other, net	852	579

Total other assets	9,005	9,513

Total assets	$42,326	$40,140

UNITED CONTINENTAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2017	2016
Current liabilities:
Advance ticket sales	$3,876	$3,730
Frequent flyer deferred revenue	2,176	2,135
Accounts payable	2,196	2,139
Accrued salaries and benefits	2,166	2,307
Current maturities of long-term debt	1,565	849
Current maturities of capital leases	128	116
Other	569	1,010

Total current liabilities	12,676	12,286

Long-term debt	11,703	9,918
Long-term obligations under capital leases	996	822

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,565	2,748
Postretirement benefit liability	1,602	1,581
Pension liability	1,921	1,892
Advanced purchase of miles	—	430
Deferred income taxes	225	—
Lease fair value adjustment, net	198	277
Other	1,634	1,527

Total other liabilities and deferred credits	8,145	8,455

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 286,973,195 and 314,612,744 shares at December 31, 2017 and 2016, respectively	3	3
Additional capital invested	6,098	6,569
Retained earnings	4,621	3,427
Stock held in treasury, at cost	(769)	(511)
Accumulated other comprehensive loss	(1,147)	(829)

Total stockholders’ equity	8,806	8,659

Total liabilities and stockholders’ equity	$42,326	$40,140

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$2,131	$2,263	$7,340
Adjustments to reconcile net income to net cash provided by operating activities -
Deferred income taxes	945	1,648	(3,177)
Depreciation and amortization	2,149	1,977	1,819
Special charges, non-cash portion	35	391	247
Other operating activities	142	109	115
Changes in operating assets and liabilities -
Decrease in fuel hedge collateral	—	26	551
Decrease in fuel derivatives	—	(20)	(305)
Decrease in other liabilities	(478)	(446)	(180)
Decrease in advanced purchase of miles	(865)	(249)	(224)
Increase (decrease) in frequent flyer deferred revenue	(142)	(60)	6
Increase in other assets	(533)	(298)	(160)
Increase (decrease) in accounts payable	66	239	(77)
Increase (decrease) in advance ticket sales	146	(22)	52
Increase in receivables	(183)	(16)	(15)

Net cash provided by operating activities	3,413	5,542	5,992

Investing Activities:
Capital expenditures	(3,998)	(3,223)	(2,747)
Purchases of short-term and other investments	(3,241)	(2,768)	(2,517)
Proceeds from sale of short-term and other investments	3,177	2,712	2,707
Proceeds from sale of property and equipment	12	28	86
Other, net	120	13	(136)

Net cash used in investing activities	(3,930)	(3,238)	(2,607)

Financing Activities:
Proceeds from issuance of long-term debt and airport construction financing	2,765	808	1,073
Repurchases of common stock	(1,844)	(2,614)	(1,233)
Payments of long-term debt	(901)	(1,215)	(2,178)
Principal payments under capital leases	(124)	(136)	(123)
Capitalized financing costs	(80)	(64)	(37)
Proceeds from the exercise of stock options	2	6	16
Other, net	(13)	2	(13)

Net cash used in financing activities	(195)	(3,213)	(2,495)

Net increase (decrease) in cash, cash equivalents and restricted cash	(712)	(909)	890
Cash, cash equivalents and restricted cash at beginning of year	2,303	3,212	2,322

Cash, cash equivalents and restricted cash at end of year	$1,591	$2,303	$3,212

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$935	$386	$866
Equity interest in Republic Airways Holdings, Inc. received in consideration for bankruptcy claims	92	—	—
Airport construction financing	42	91	17
Operating lease conversions to capital lease	—	12	285
Exchange of convertible notes for common stock	—	—	202
Cash Paid During the Period for:
Interest	$571	$584	$660
Income taxes	20	14	15

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED CONTINENTAL HOLDINGS, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Capital Invested	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2014	375	$4	$7,721	$(367)	$(3,883)	$(1,079)	$2,396

Net income	—	—	—	—	7,340	—	7,340
Other comprehensive income	—	—	—	—	—	248	248
Convertible debt redemptions	11	—	202	—	—	—	202
Share-based compensation	—	—	7	—	—	—	7
Proceeds from exercise of stock options	—	—	16	—	—	—	16
Repurchases of common stock	(21)	—	—	(1,232)	—	—	(1,232)
Other	—	—	—	(11)	—	—	(11)

Balance at December 31, 2015	365	4	7,946	(1,610)	3,457	(831)	8,966

Net income	—	—	—	—	2,263	—	2,263
Other comprehensive income	—	—	—	—	—	2	2
Share-based compensation	—	—	32	—	—	—	32
Proceeds from exercise of stock options	—	—	6	—	—	—	6
Repurchases of common stock	(50)	—	—	(2,607)	—	—	(2,607)
Treasury stock retired	—	(1)	(1,415)	3,709	(2,293)	—	—
Other	—	—	—	(3)	—	—	(3)

Balance at December 31, 2016	315	3	6,569	(511)	3,427	(829)	8,659

Net income	—	—	—	—	2,131	—	2,131
Other comprehensive loss	—	—	—	—	—	(200)	(200)
Share-based compensation	—	—	56	—	—	—	56
Proceeds from exercise of stock options	—	—	2	—	—	—	2
Repurchases of common stock	(28)	—	—	(1,844)	—	—	(1,844)
Treasury stock retired	—	—	(508)	1,576	(1,068)	—	—
Net treasury stock issued for share-based awards	—	—	(21)	10	(1)	—	(12)
Excess tax benefits from share-based awards	—	—	—	—	14	—	14
Reclassification of stranded tax effects (Note 1)	—	—	—	—	118	(118)	—

Balance at December 31, 2017	287	$3	$6,098	$(769)	$4,621	$(1,147)	$8,806

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In millions)

	Year Ended December 31,
	2017	2016	2015
Operating revenue:
Passenger—Mainline	$26,552	$25,414	$26,333
Passenger—Regional	5,852	6,043	6,452

Total passenger revenue	32,404	31,457	32,785
Cargo	1,035	876	937
Other operating revenue	4,297	4,223	4,142

Total operating revenue	37,736	36,556	37,864

Operating expense:
Salaries and related costs	11,045	10,275	9,713
Aircraft fuel	6,913	5,813	7,522
Landing fees and other rent	2,240	2,165	2,203
Regional capacity purchase	2,232	2,197	2,290
Depreciation and amortization	2,149	1,977	1,819
Aircraft maintenance materials and outside repairs	1,856	1,749	1,651
Distribution expenses	1,349	1,303	1,342
Aircraft rent	621	680	754
Special charges (Note 14)	176	638	326
Other operating expenses	5,655	5,418	5,076

Total operating expenses	34,236	32,215	32,696

Operating income	3,500	4,341	5,168

Nonoperating income (expense):
Interest expense	(643)	(614)	(670)
Interest capitalized	84	72	49
Interest income	57	42	25
Miscellaneous, net (Note 14)	3	(19)	(351)

Total nonoperating expense, net	(499)	(519)	(947)

Income before income taxes	3,001	3,822	4,221
Income tax expense (benefit) (Note 14)	852	1,558	(3,080)

Net income	$2,149	$2,264	$7,301

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$2,149	$2,264	$7,301

Other comprehensive income (loss), net change related to:
Employee benefit plans, net of taxes	(195)	(313)	70
Fuel derivative financial instruments, net of taxes	1	316	182
Investments and other, net of taxes	(6)	(1)	(4)

Total other comprehensive income (loss), net	(200)	2	248

Total comprehensive income, net	$1,949	$2,266	$7,549

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,

ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$1,476	$2,173
Short-term investments	2,316	2,249
Receivables, less allowance for doubtful accounts (2017—$7; 2016—$10)	1,340	1,176
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2017—$354; 2016—$295)	924	873
Prepaid expenses and other	1,051	832

Total current assets	7,107	7,303

Operating property and equipment:
Owned—
Flight equipment	28,692	25,873
Other property and equipment	6,946	5,652

Total owned property and equipment	35,638	31,525
Less—Accumulated depreciation and amortization	(11,159)	(9,975)

Total owned property and equipment, net	24,479	21,550

Purchase deposits for flight equipment	1,344	1,059

Capital leases—
Flight equipment	1,151	1,319
Other property and equipment	11	331

Total capital leases	1,162	1,650
Less—Accumulated amortization	(777)	(941)

Total capital leases, net	385	709

Total operating property and equipment, net	26,208	23,318

Other assets:
Goodwill	4,523	4,523
Intangibles, less accumulated amortization (2017—$1,313; 2016—$1,234)	3,539	3,632
Deferred income taxes	—	612
Restricted cash	91	124
Investments in affiliates and other, net	852	579

Total other assets	9,005	9,470

Total assets	$42,320	$40,091

(continued on next page)

UNITED AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
LIABILITIES AND STOCKHOLDER’S EQUITY	2017	2016
Current liabilities:
Advance ticket sales	$3,876	$3,730
Frequent flyer deferred revenue	2,176	2,135
Accounts payable	2,196	2,144
Accrued salaries and benefits	2,166	2,307
Current maturities of long-term debt	1,565	849
Current maturities of capital leases	128	116
Other	574	1,009

Total current liabilities	12,681	12,290

Long-term debt	11,703	9,918
Long-term obligations under capital leases	996	822

Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,565	2,748
Postretirement benefit liability	1,602	1,581
Pension liability	1,921	1,892
Advanced purchase of miles	—	430
Deferred income taxes	252	—
Lease fair value adjustment, net	198	277
Other	1,634	1,527

Total other liabilities and deferred credits	8,172	8,455

Commitments and contingencies
Stockholder’s equity:
Common stock at par, $0.01 par value; authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2017 and 2016	—	—
Additional capital invested	1,787	3,573
Retained earnings	8,218	5,937
Accumulated other comprehensive loss	(1,147)	(829)
Receivable from related parties	(90)	(75)

Total stockholder’s equity	8,768	8,606

Total liabilities and stockholder’s equity	$42,320	$40,091

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$2,149	$2,264	$7,301
Adjustments to reconcile net income to net cash provided by operating activities -
Deferred income taxes	929	1,650	(3,136)
Depreciation and amortization	2,149	1,977	1,819
Special charges, non-cash portion	35	391	247
Other operating activities	142	108	115
Changes in operating assets and liabilities -
Decrease in fuel hedge collateral	—	26	551
Decrease in fuel derivatives	—	(20)	(305)
Decrease in other liabilities	(479)	(444)	(181)
Decrease in advanced purchase of miles	(865)	(249)	(224)
Increase (decrease) in frequent flyer deferred revenue	(142)	(60)	6
Increase in other assets	(533)	(251)	(160)
Increase (decrease) in accounts payable	66	239	(77)
Increase (decrease) in advance ticket sales	146	(22)	52
Increase in receivables	(183)	(16)	(15)
Increase in intercompany receivables	(15)	(58)	(12)

Net cash provided by operating activities	3,399	5,535	5,981

Investing Activities:
Capital expenditures	(3,998)	(3,223)	(2,747)
Purchases of short-term and other investments	(3,241)	(2,768)	(2,517)
Proceeds from sale of short-term and other investments	3,177	2,712	2,707
Proceeds from sale of property and equipment	12	28	86
Other, net	120	13	(136)

Net cash used in investing activities	(3,930)	(3,238)	(2,607)

Financing Activities:
Dividend to UAL	(1,844)	(2,614)	(1,233)
Payments of long-term debt	(901)	(1,215)	(2,178)
Proceeds from issuance of long-term debt	2,765	808	1,073
Principal payments under capital leases	(124)	(136)	(123)
Capitalized financing costs	(80)	(64)	(37)
UAL contributions related to stock plans	2	6	16
Other, net	1	9	(2)

Net cash used in financing activities	(181)	(3,206)	(2,484)

Net increase (decrease) in cash, cash equivalents and restricted cash	(712)	(909)	890
Cash, cash equivalents and restricted cash at beginning of year	2,297	3,206	2,316

Cash, cash equivalents and restricted cash at end of year	$1,585	$2,297	$3,206

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt and capital leases	$935	$386	$866
Equity interest in Republic Airways Holdings, Inc. received in consideration for bankruptcy claims	92	—	—
Airport construction financing	42	91	17
Operating lease conversions to capital lease	—	12	285
Cash Paid During the Period for:
Interest	$571	$584	$660
Income taxes	20	14	15

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED AIRLINES, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S EQUITY

(In millions)

	Additional Capital Invested	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Receivable from Related Parties, Net	Total
Balance at December 31, 2014	$7,347	$(3,628)	$(1,079)	$(5)	$2,635

Net income	—	7,301	—	—	7,301
Other comprehensive income	—	—	248	—	248
Dividend to UAL	(1,232)	—	—	—	(1,232)
Share-based compensation	7	—	—	—	7
UAL contribution related to stock plans	16	—	—	—	16
Other	—	—	—	(12)	(12)

Balance at December 31, 2015	6,138	3,673	(831)	(17)	8,963

Net income	—	2,264	—	—	2,264
Other comprehensive income	—	—	2	—	2
Dividend to UAL	(2,603)	—	—	—	(2,603)
Share-based compensation	32	—	—	—	32
UAL contribution related to stock plans	6	—	—	—	6
Other	—	—	—	(58)	(58)

Balance at December 31, 2016	3,573	5,937	(829)	(75)	8,606

Net income	—	2,149	—	—	2,149
Other comprehensive loss	—	—	(200)	—	(200)
Dividend to UAL	(1,844)	—	—	—	(1,844)
Share-based compensation	56	—	—	—	56
UAL contribution related to stock plans	2	—	—	—	2
Excess tax benefits from share-based awards	—	14	—	—	14
Reclassification of stranded tax effects (Note 1)	—	118	(118)	—	—
Other	—	—	—	(15)	(15)

Balance at December 31, 2017	$1,787	$8,218	$(1,147)	$(90)	$8,768

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

(b)	Revenue Recognition—The Company records passenger ticket sales and tickets sold by other airlines for use on United as passenger revenue when the transportation is provided or upon estimated breakage. The value of unused passenger tickets is included in current liabilities as Advance ticket sales. Tickets sold by other airlines are recorded at the estimated values to be billed to the other airlines. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate. When necessary, the Company records a reserve against its interline billings and payables if historical experience indicates that these amounts are different. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Basic Economy tickets cannot be extended and refunds are not allowed except for ticket cancellations that are within 24 hours of purchase and one week or more prior to the original scheduled departure flight.

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

Accounts receivable primarily consist of amounts due from credit card companies and customers of our aircraft maintenance and cargo transportation services. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analyses. Bad debt expense and write-offs were not material for the years ended December 31, 2017, 2016 and 2015.

(c)	Frequent Flyer Accounting—United’s MileagePlus program builds customer loyalty by offering awards, benefits and services to program participants. Members in this program earn miles for flights on United, United Express, Star Alliance members and certain other airlines that participate in the program. Members can also earn miles by purchasing the goods and services of our network of non-airline partners. We sell miles to these partners, which include domestic and international credit card issuers, retail merchants, hotels, car rental companies and our participating airline partners. Miles can be redeemed for free (other than taxes and government imposed fees), discounted or upgraded air travel and non-travel awards. The Company records its obligation for future award redemptions using a deferred revenue model.

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

Other Information

The following table provides additional information related to the frequent flyer program (in millions):

Year Ended December 31,	Cash Proceeds from Miles Sold and Earned	Other Revenue Recognized Upon Award of Miles to Third-Party Customers (a)	Increase in Frequent Flyer Deferred Revenue for Miles Awarded (b)	Decrease in Advanced Purchase of Miles (c)
2017	$2,343	$1,183	$2,025	$(865)
2016	3,022	1,221	2,050	(249)
2015	2,999	1,050	2,173	(224)

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

Restricted cash primarily includes cash collateral for letters of credit and collateral associated with obligations for facility leases and workers’ compensation. Restricted cash is classified as short-term or long-term in the consolidated balance sheets based on the expected timing of return of the assets to the Company.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of consolidated cash flows:

	UAL			United
	At December 31,			At December 31,
	2017	2016	2015	2017	2016	2015
Current assets:
Cash and cash equivalents	$1,482	$2,179	$3,006	$1,476	$2,173	$3,000
Restricted cash included in Prepaid expenses and other	18	—	2	18	—	2
Other assets:
Restricted cash	91	124	204	91	124	204

Total cash, cash equivalents and restricted cash shown in the statement of consolidated cash flows	$1,591	$2,303	$3,212	$1,585	$2,297	$3,206

(e)	Short-term Investments—Short-term investments are classified as available-for-sale and are stated at fair value. Realized gains and losses on sales of investments are reflected in nonoperating income (expense) in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income (loss).

(f)	Aircraft Fuel, Spare Parts and Supplies—The Company accounts for aircraft fuel, spare parts and supplies at average cost and provides an obsolescence allowance for aircraft spare parts with an assumed residual value of 10% of original cost.

(g)	Property and Equipment—The Company records additions to owned operating property and equipment at cost when acquired. Property under capital leases and the related obligation for future lease payments are recorded at an amount equal to the initial present value of those lease payments. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized as property and equipment. It is the Company’s policy to record compensation from delays in delivery of aircraft as a reduction of the cost of the related aircraft.

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

Estimated Useful Life (in years)
Aircraft and related rotable parts	25 to 30
Buildings	25 to 45
Other property and equipment	3 to 15
Computer software	5 to 15
Building improvements	1 to 40

As of December 31, 2017 and 2016, the Company had a carrying value of computer software of $345 million and $356 million, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company’s depreciation expense related to computer software was $117 million, $108 million and

$93 million, respectively. Aircraft and aircraft spare parts were assumed to have residual values of approximately 10% of original cost, and other categories of property and equipment were assumed to have no residual value.

(h)	Maintenance and Repairs—The cost of maintenance and repairs, including the cost of minor replacements, is charged to expense as incurred, except for costs incurred under our power-by-the-hour (“PBTH”) engine maintenance agreements. PBTH contracts transfer certain risk to third-party service providers and fix the amount we pay per flight hour or per cycle to the service provider in exchange for maintenance and repairs under a predefined maintenance program. Under PBTH agreements, the Company recognizes expense at a level rate per engine hour, unless the level of service effort and the related payments during the period are substantially consistent, in which case the Company recognizes expense based on the amounts paid.

(i)	Lease Fair Value Adjustments—Lease fair value adjustments, which arose from recording operating leases at fair value under fresh start or business combination accounting, are amortized on a straight-line basis over the related lease term.

(j)	Regional Capacity Purchase—Payments made to regional carriers under CPAs are reported in Regional capacity purchase in our consolidated statements of operations.

(k)	Advertising—Advertising costs, which are included in Other operating expenses, are expensed as incurred. Advertising expenses were $217 million, $220 million and $201 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(l)	Intangibles—The Company has finite-lived and indefinite-lived intangible assets, including goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs. See Note 2 of this report for additional information related to intangibles.

(m)	Long-Lived Asset Impairments—The Company evaluates the carrying value of long-lived assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. For purposes of this testing, the Company has generally identified the aircraft fleet type as the lowest level of identifiable cash flows. An impairment charge is recognized when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value. See Note 14 of this report for additional information related to asset impairments.

(n)	Share-Based Compensation—The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Obligations for cash-settled restricted stock units (“RSUs”) are remeasured at fair value throughout the requisite service period on the last day of each reporting period based upon UAL’s stock price. In addition to the service requirement, certain RSUs have performance metrics that must be achieved prior to vesting. These awards are accrued based on the expected level of achievement at each reporting period. A cumulative adjustment is recorded on the last day of each reporting period to adjust compensation expense based on both UAL’s stock price and the then current level of expected performance achievement for the performance-based awards. See Note 5 of this report for additional information on UAL’s share-based compensation plans.

(o)	Ticket Taxes—Certain governmental taxes are imposed on the Company’s ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis (excluded from operating revenue).

(p)	Retirement of Leased Aircraft—The Company accrues for estimated lease costs over the remaining term of the lease at the present value of future minimum lease payments, net of estimated sublease rentals (if any), in the period that aircraft are permanently removed from service. When reasonably estimable and probable, the Company estimates maintenance lease return condition obligations for items such as minimum aircraft and engine conditions specified in leases and accrues these amounts over the lease term while the aircraft are operating, and any remaining unrecognized estimated obligations are accrued in the period that an aircraft is removed from service.

(q)	Uncertain Income Tax Positions—The Company has recorded reserves for income taxes and associated interest that may become payable in future years. Although management believes that its positions taken on income tax matters are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. The Company records penalties and interest relating to uncertain tax positions as part of income tax expense in its consolidated statements of operations. The Company has not recorded any material expense or liabilities related to interest or penalties in its consolidated financial statements.

(r)	Labor Costs—The Company records expenses associated with amendable labor agreements when the amounts are probable and estimable. These include costs associated with lump sum cash payments that would be made in conjunction with the ratification of labor agreements. To the extent these upfront costs are in lieu of future pay increases, they would be capitalized and amortized over the term of the labor agreements. If not, these amounts would be expensed.

(s)	Third-Party Business—The Company has third-party business revenue that includes fuel sales, catering, ground handling, maintenance services and frequent flyer award non-air redemptions. Third-party business revenue is recorded in Other operating revenue. The Company also incurs third-party business expenses, such as maintenance, ground handling and catering services for third parties, fuel sales and non-air mileage redemptions. The third-party business expenses are recorded in Other operating expenses.

(t)

Recently Issued Accounting Standards— In 2014, the Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers (“Topic 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Accounting Standards Codification. The Company used the full-retrospective approach in adopting this standard on January 1, 2018. The standard impacts the classification of certain revenue streams and affects the timing of revenue and expense recognition for others. For the Company, the most significant impact of this standard is the reclassification of certain ancillary fees from other operating revenue into passenger revenue on the statement of consolidated operations. These ancillary fees are directly related to passenger travel, such as ticket change fees and baggage fees, and will no longer be considered distinct performance obligations separate from the passenger travel component. In addition, the ticket change fees, which were previously recognized when received, will be recognized when transportation is provided. While the classification of certain transactions within operating revenue and between operating revenue and operating expenses will change, the adoption of the standard will not have a material impact on our earnings. Further, adoption of the standard will have no impact on cash provided by or used in operating, financing, or investing activities in our consolidated cash flows statements. Adoption of Topic 606 is expected to impact our reported results as shown in the table below:

Statements of Consolidated Operations for the Years Ended December 31,

	As Reported		Adjustment		As Adjusted for Adoption of Topic 606
	2017	2016	2017	2016	2017	2016
Operating revenue:
Passenger—Mainline	$26,552	$25,414	$1,707	$1,615	$28,259	$27,029
Passenger—Regional	5,852	6,043	349	357	6,201	6,400

Total passenger revenue	32,404	31,457	2,056	1,972	34,460	33,429
Cargo	1,035	876	79	58	1,114	934
Other operating revenue	4,297	4,223	(2,087)	(2,028)	2,210	2,195

Total operating revenue	37,736	36,556	48	2	37,784	36,558

Operating expenses	34,238	32,218	(21)	(12)	34,217	32,206

Operating income	3,498	4,338	69	14	3,567	4,352

Nonoperating expense, net	(499)	(519)	(28)	(60)	(527)	(579)

Income before income taxes	2,999	3,819	41	(46)	3,040	3,773
Income tax expense (benefit)	868	1,556	28	(17)	896	1,539

Net income	$2,131	$2,263	$13	$(29)	$2,144	$2,234

Earnings per share, basic	$7.04	$6.86	$0.04	$(0.09)	$7.08	$6.77

Earnings per share, diluted	$7.02	$6.85	$0.04	$(0.09)	$7.06	$6.76

Consolidated Balance Sheets as of December 31,

	As Reported		Adjustment		As Adjusted for Adoption of Topic 606
	2017	2016	2017	2016	2017	2016
Current assets:
Prepaid expenses and other	$1,051	$832	$20	$20	$1,071	$852
Other assets:
Deferred income taxes	—	655	—	48	—	703
Current liabilities:
Advance ticket sales	3,876	3,730	64	65	3,940	3,795
Frequent flyer deferred revenue	2,176	2,135	16	14	2,192	2,149
Other	569	1,010	7	79	576	1,089
Other liabilities and deferred credits:
Frequent flyer deferred revenue	2,565	2,748	26	(8)	2,591	2,740
Advanced purchase of miles	—	430	—	3	—	433
Deferred income taxes	225	—	(21)	—	204	—
Stockholders’ equity:
Retained earnings	4,621	3,427	(72)	(85)	4,549	3,342

In 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases (“Topic 842”). The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. Lessees and lessors are required to adopt Topic 842 using a modified retrospective approach for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. We have not completed our evaluation of the impact of the new standard, but believe that it will have a significant impact on our consolidated balance sheets. The new standard is not expected to have a material impact on the Company’s results of operations or cash flows. The primary effect of adopting the new standard will be to record assets and obligations for its operating leases.

In 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) (“ASU 2016-01”). This standard makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. It is effective for interim and annual periods beginning after December 15, 2017. Based on its portfolio of investments as of December 31, 2017, the Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

In 2017, the FASB issued Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements. Early adoption of ASU 2017-07 would have impacted the statement of consolidated operations as shown in the table below:

Statements of Consolidated Operations for the Years Ended December 31,

	As Reported		Adjustment		As Adjusted for Adoption of ASU 2017-07
	2017	2016	2017	2016	2017	2016
Operating expense:
Salaries and related costs	$11,045	$10,275	$(104)	$(99)	$10,941	$10,176
Special charges	176	638	—	107	176	745
Nonoperating income (expense):
Miscellaneous, net	3	(19)	(104)	8	(101)	(11)

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). This standard focuses on a targeted improvement to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 from accumulated other comprehensive income (“AOCI”) to retained earnings (“RE”). The amount of the reclassification would be the difference between the amount initially charged or credited directly to other comprehensive income at the previously enacted U.S. federal corporate income tax rate that remains in AOCI and the amount that would have been charged or credited directly to other comprehensive income using the newly enacted U.S. federal corporate income tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have elected to early adopt this standard for the year ended December 31, 2017. We have reclassified $118 million from AOCI to RE as a result of this adoption. See Note 6 of this report for additional information.

NOTE 2 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents information about the Company’s goodwill and other intangible assets at December 31 (in millions):

		2017		2016
Item	Asset life (a)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$4,523		$4,523

Finite-lived intangible assets
Frequent flyer database (b)	22	$1,177	$832	$1,177	$771
Hubs	20	145	89	145	82
Contracts	13	121	103	135	95
Patents and tradenames	3	108	108	108	108
Airport slots and gates	8	97	97	97	97
Other	25	109	84	109	81

Total		$1,757	$1,313	$1,771	$1,234

Indefinite-lived intangible assets
Route authorities		$1,562		$1,562
Airport slots and gates		536		536
Tradenames and logos		593		593
Alliances		404		404

Total		$3,095		$3,095

(a) Weighted average life expressed in years.

(b) The frequent flyer database is amortized based on an accelerated amortization schedule to reflect utilization of the assets. Estimated cash flows correlating to the expected attrition rate of customers in the frequent flyer database is considered in the determination of the amortization schedules.

Amortization expense in 2017, 2016 and 2015 was $79 million, $90 million and $105 million, respectively. Projected amortization expense in 2018, 2019, 2020, 2021 and 2022 is $67 million, $61 million, $55 million, $50 million and $40 million, respectively.

See Note 14 of this report for additional information related to impairment of intangible assets.

NOTE 3 – COMMON STOCKHOLDERS’ EQUITY AND PREFERRED SECURITIES

In 2017, UAL repurchased approximately 28 million shares of UAL common stock for $1.8 billion, completing its July 2016 repurchase authorization. In December 2017, UAL’s Board of Directors authorized a new $3.0 billion share repurchase program to acquire UAL’s common stock. As of December 31, 2017, the Company had approximately $3.0 billion remaining to purchase shares under its existing share repurchase authority. UAL may repurchase shares through the open market, privately negotiated transactions, block trades or accelerated share repurchase transactions from time to time in accordance with applicable securities laws. UAL may repurchase shares of UAL common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. See Part II, Item 5, Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities, of this report for additional information.

In 2017, the Company retired 25 million treasury shares that were originally acquired at an average cost of approximately $63 per share.

At December 31, 2017, approximately 10 million shares of UAL’s common stock were reserved for future issuance related to the issuance of equity-based awards under the Company’s incentive compensation plans.

As of December 31, 2017, UAL had two shares of junior preferred stock (par value $0.01 per share) outstanding. In addition, UAL is authorized to issue 250 million shares of preferred stock (without par value) under UAL’s amended and restated certificate of incorporation.

NOTE 4 - EARNINGS PER SHARE

The computations of UAL’s basic and diluted earnings per share are set forth below for the years ended December 31 (in millions, except per share amounts):

	2017	2016	2015
Earnings available to common stockholders	$2,131	$2,263	$7,340

Basic weighted-average shares outstanding	302.7	329.9	376.1
Effect of convertible notes	—	—	0.3
Effect of employee stock awards	0.9	0.4	0.5

Diluted weighted-average shares outstanding	303.6	330.3	376.9

Earnings per share, basic	$7.04	$6.86	$19.52

Earnings per share, diluted	$7.02	$6.85	$19.47

The number of antidilutive securities excluded from the computation of diluted earnings per share amounts was not material.

NOTE 5 - SHARE-BASED COMPENSATION PLANS

UAL maintains several share-based compensation plans. In May 2017, UAL’s Board of Directors and stockholders approved the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (the “2017 Plan”). The 2017 Plan is an incentive compensation plan that allows the Company to use different forms of long-term equity incentives to attract, retain, and reward officers and employees (including prospective officers and employees). The 2017 Plan replaced the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (the “2008 Plan”). Any awards granted under the 2008 Plan prior to the approval of the 2017 Plan remain in effect pursuant to their terms. Awards may not be granted under the 2017 Plan after May 24, 2027. Under the 2017 Plan, the Company may grant: non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986), stock appreciation rights, restricted shares, RSUs, performance compensation awards, performance units, cash incentive awards, other equity-based and equity-related awards, and dividends and dividend equivalents.

All awards are recorded as either equity or a liability in the Company’s consolidated balance sheets. The share-based compensation expense is recorded in salaries and related costs.

During 2017, UAL granted share-based compensation awards pursuant to both the 2008 Plan and the 2017 Plan. These share-based compensation awards include approximately 1.6 million RSUs, consisting of 1.0 million time-vested RSUs and 0.6 million performance-based RSUs, and approximately 36,000 stock options. The time-vested RSUs vest pro-rata, a majority of which vest on February 28th of each year over a three year period from the date of grant. These RSUs are generally equity awards settled in stock for domestic employees and liability awards settled in cash for international employees. The cash payments are based on the 20-day average closing price of UAL common stock immediately prior to the vesting date. The performance-based RSUs vest based on the Company’s relative improvement in pre-tax margin compared to a group of airline industry peers for the three years ending December 31, 2019. If the performance condition is achieved, cash payments will be made after the end of the performance period based on the 20-day average closing price of UAL common stock immediately prior to the vesting date and based on the level, if any, of the performance goal achieved. The Company accounts for the performance-based RSUs as liability awards. The stock options have a ten-year term and vest pro-rata over the third, fourth and fifth anniversaries of the date of grant.

The following table provides information related to UAL’s share-based compensation plan cost for the years ended December 31 (in millions):

	2017	2016	2015
Compensation cost:
RSUs	$63	$58	$52
Restricted stock	8	11	6
Stock options	2	1	—

Total	$73	$70	$58

The table below summarizes UAL’s unearned compensation and weighted-average remaining period to recognize costs for all outstanding share-based awards that are probable of being achieved as of December 31, 2017 (in millions, except as noted):

	Unearned Compensation	Weighted- Average Remaining Period (in years)
RSUs	$46	1.9
Stock options	4	3.9
Restricted stock	3	1.2

Total	$53

RSUs and Restricted Stock. All performance-based RSUs, as well as a portion of the outstanding time-vested RSUs, will be settled in cash. As of December 31, 2017, UAL had recorded a liability of $38 million related to its RSUs. UAL paid $50 million, $69 million and $85 million related to its RSUs during 2017, 2016 and 2015, respectively.

The table below summarizes UAL’s RSUs and restricted stock activity for the years ended December 31 (shares in millions):

	RSUs	Restricted Stock	Weighted- Average Grant Price
Outstanding at December 31, 2014	3.8	0.7	$32.55
Granted	1.0	0.2	66.53
Vested	(1.6)	(0.4)	31.14
Forfeited	(0.6)	(0.2)	46.23

Outstanding at December 31, 2015	2.6	0.3	48.68
Granted	1.9	0.4	50.63
Vested	(1.4)	(0.1)	41.47
Forfeited	(0.2)	(0.1)	53.42

Outstanding at December 31, 2016	2.9	0.5	52.00

Granted	1.6	—	—
Vested	(1.0)	(0.2)	51.60
Forfeited	(0.3)	—	51.88

Outstanding at December 31, 2017	3.2	0.3	52.30

The fair value of RSUs and restricted stock that vested in 2017, 2016 and 2015 was $76 million, $80 million and $92 million, respectively. The fair value of the restricted stock and the stock-settled RSUs was based upon the UAL common stock price on the date of grant. These awards are accounted for as equity awards. The fair value of the cash-settled RSUs was based on the UAL common stock price as of the last day preceding the settlement date. These awards are accounted for as liability awards. Restricted stock vesting and the recognition of the expense is similar to the stock option vesting described below.

Stock Options. During 2017, UAL granted approximately 36,000 stock options with exercise prices equal to the fair market value of UAL’s common stock on the date of grant with a weighted-average exercise price of $77.56 and a weighted-average grant date fair value of approximately $0.7 million. In 2016, UAL granted approximately 0.1 million stock options with exercise prices equal to the fair market value of UAL’s common stock on the date of grant and an additional approximately 0.3 million stock options with exercise prices at a 25% premium of the grant date fair market value resulting in a weighted-average exercise price of $56.19 and a weighted-average grant date fair value of approximately $2.3 million. UAL did not grant any stock options in 2015. Expense related to each portion of an option grant is recognized on a straight-line basis over the specific vesting period for those options.

The Company determined the grant date fair value of stock options using a Black Scholes option pricing model, which requires the use of several assumptions. The risk-free interest rate is based on the U.S. treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on UAL’s common stock was assumed to be zero since UAL did not have any plans to pay dividends at the time of the option grants. The volatility assumptions were based upon historical volatilities of UAL using daily stock price returns equivalent to the expected term of the option. The expected term of the options was determined based upon a simplified assumption that the option will be exercised evenly from vesting to expiration due to the Company’s lack of relevant historical data related to stock options.

As of December 31, 2017, there were approximately 0.5 million outstanding stock option awards, 0.1 million of which were exercisable, with weighted-average exercise prices of $51.67 and $34.74, respectively, intrinsic values of $8 million and $5 million, respectively, and weighted-average remaining contractual lives (in years) of 6.3 and 3.7, respectively.

NOTE 6 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below present the components of the Company’s AOCI, net of tax (in millions):

	Pension and Other Postretirement Liabilities		Fuel Derivatives Contracts	Investments and Other	Deferred Taxes		Total
Balance at December 31, 2014	$(472)		$(499)	$8	$(116)		$(1,079)

Other comprehensive income (loss) before reclassifications	78	(a)	(320)	(5)	88		(159)
Amounts reclassified from accumulated other comprehensive income	31		604	—	(228)		407

Net other comprehensive income (loss)	109		284	(5)	(140)		248

Balance at December 31, 2015	$(363)		$(215)	$3	$(256)		$(831)

Other comprehensive income (loss) before reclassifications	(517)	(a)	(4)	—	187		(334)
Amounts reclassified from accumulated other comprehensive income	26		217	(2)	95		336

Net other comprehensive income (loss)	(491)		213	(2)	282		2

Balance at December 31, 2016	$(854)		$(2)	$1	$26		$(829)

Other comprehensive income (loss) before reclassifications	(306)	(a)	—	(7)	74		(239)
Amounts reclassified from accumulated other comprehensive income	58		2	—	(21)		39
Reclassification of stranded tax effects	—		—	—	(118)	(b)	(118)

Net other comprehensive income (loss)	(248)		2	(7)	(65)		(318)

Balance at December 31, 2017	$(1,102)		$—	$(6)	$(39)	(c)	$(1,147)

Details about AOCI Components	Amount Reclassified from AOCI to Income			Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
	2017	2016	2015
Fuel derivative contracts
Fuel contracts-reclassifications of losses into earnings (d)	$2	$217	$604	Aircraft fuel
Pension and Postretirement liabilities
Amortization of unrecognized (gains) losses and prior service cost (e)	58	26	31	Salaries and related costs
Investments and other
Available-for-sale securities—reclassifications of gains into earnings	—	(2)	—	Miscellaneous, net

(a) Prior service credits increased by $0 million, $30 million and $0 million and actuarial losses increased by approximately $306 million, $560 million and $78 million for 2017, 2016 and 2015, respectively.

(b) This amount represents the reclassification from AOCI to RE of the stranded tax effects resulting from the enactment of the Tax Act.

(c) Deferred tax balance relates mainly to Pension and Other Postretirement Liabilities.

(d) The last of the Company’s fuel hedge derivatives designated for cash flow hedge accounting expired in December 2016. The 2017 amount reclassified from AOCI into fuel expense represents hedge losses on December 2016 settled trades, but for which the associated fuel purchased in December 2016 was not consumed until January 2017. The Company’s current strategy is to not enter into transactions to hedge its fuel consumption, although the Company regularly reviews its strategy based on market conditions and other factors.

(e) This AOCI component is included in the computation of net periodic pension and other postretirement costs (see Note 8 of this report for additional information).

Prior to the release of the deferred income tax valuation allowance in the third quarter of 2015, the Company recorded approximately $465 million of valuation allowance adjustments in AOCI. Subsequent to the release of the deferred income tax valuation allowance in 2015, the $465 million debit remained within AOCI, of which $180 million related to losses on fuel hedges designated for hedge accounting and $285 million related to pension and other postretirement liabilities. Accounting rules required the adjustments to remain in AOCI as long as the Company had fuel derivatives designated for cash flow hedge accounting and the Company continues to provide pension and postretirement benefits. In 2016, the Company settled all of its fuel hedges and has not entered into any new fuel derivative contracts for hedge accounting. Accordingly, the Company reclassified the $180 million to income tax expense in 2016.

NOTE 7 - INCOME TAXES

The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate and consisted of the following significant components, as follows (in millions):

UAL	2017	2016	2015
Income tax provision at statutory rate	$1,050	$1,337	$1,477
State income taxes, net of federal income tax benefit	29	38	38
Foreign tax rate differential	(43)	—	—
Foreign income taxes	3	3	4
Nondeductible employee meals	17	16	15
Impact of Tax Act	(192)	—	—
Income tax adjustment from AOCI	—	180	—
State rate change	12	(12)	—
Valuation allowance	(16)	20	(4,662)
Other, net	8	(26)	7

	$868	$1,556	$(3,121)

Current	$(77)	$(92)	$56
Deferred	945	1,648	(3,177)

	$868	$1,556	$(3,121)

United	2017	2016	2015
Income tax provision at statutory rate	$1,051	$1,338	$1,477
State income taxes, net of federal income tax	29	38	38
Foreign tax rate differential	(43)	—	—
Foreign income taxes	3	3	4
Nondeductible employee meals	17	16	15
Impact of Tax Act	(209)	—	—
Income tax adjustment from AOCI	—	180	—
State rate change	12	(12)	—
Valuation allowance	(16)	20	(4,621)
Other, net	8	(25)	7

	$852	$1,558	$(3,080)

Current	$(77)	$(92)	$56
Deferred	929	1,650	(3,136)

	$852	$1,558	$(3,080)

The Company’s effective tax rate for the year ended December 31, 2017 differed from the federal statutory rate of 35% primarily because of the provisional one-time income tax benefit of $192 million as a result of the enactment of the Tax Act. This provisional benefit is the result of the remeasurement of deferred tax assets and liabilities, partially offset by a write-down of the employee benefit deferred tax asset for future non-deductible compensation, and a one-time transition tax on foreign earnings and profits. The Company’s effective tax rate for the year ended December 31, 2016 differed from the federal statutory rate of

35% primarily because of the non-cash income tax expense of $180 million that was related to losses on fuel derivatives designated for hedge accounting. Subsequent to the release of the valuation allowance in 2015, this deferred income tax expense of $180 million remained in AOCI until all fuel derivatives were settled in December 2016.

Total income tax expense in 2017 includes the provisional one-time transition tax of $19 million on previously deferred foreign earnings. The undistributed cumulative earnings of foreign subsidiaries contributing to the one-time transition tax were $122 million. The Company expects to repatriate these earnings in 2018.

As of December 31, 2017, we had not completed our analysis of all aspects of the Tax Act. However, we have made a provisional estimate for its effect on our existing deferred tax balances and the one-time transition tax. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows (in millions):

	UAL		United
	2017	2016	2017	2016
Deferred income tax asset (liability):
Federal and state net operating loss (“NOL”) carryforwards	$601	$1,613	$574	$1,571
Deferred revenue	1,069	2,096	1,069	2,096
Employee benefits, including pension, postretirement and medical	1,051	1,662	1,051	1,662
Alternative minimum tax credit carryforwards	—	116	—	116
Other	351	523	351	522
Less: Valuation allowance	(63)	(68)	(63)	(68)

Total deferred tax assets	$3,009	$5,942	$2,982	$5,899

Depreciation	$(2,431)	$(3,961)	$(2,431)	$(3,961)
Intangibles	(803)	(1,326)	(803)	(1,326)

Total deferred tax liabilities	$(3,234)	$(5,287)	$(3,234)	$(5,287)

Net deferred tax asset (liability)	$(225)	$655	$(252)	$612

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

The Company’s federal and state NOL carryforwards relate to prior years’ NOLs, which may be used to reduce tax liabilities in future years. These tax benefits are mostly attributable to federal pre-tax NOL carryforwards of $2.4 billion for UAL. If not utilized these federal pre-tax NOLs will expire as follows (in billions): $0.2 in 2026, $0.5 in 2028 and $1.7 thereafter. In addition, for UAL the majority of tax benefits of the state NOLs of $49 million, net of a valuation allowance of $52 million, will expire over a five to 20-year period.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. The Company establishes valuation allowances if it is not more likely than not that it will realize its deferred income tax assets. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, the Company’s historical financial results and tax planning strategies. In evaluating the likelihood of utilizing the Company’s net deferred income tax assets, the significant factors that the Company considers include (1) the Company’s recent history and forecasted profitability; (2) growth in the U.S. and global economies; and (3) the future impact of taxable temporary differences. In 2015, the Company concluded that its deferred income tax assets were more likely than not to be realized and released almost all of its valuation allowance in 2015, resulting in a $3.1 billion benefit in its provision for income taxes.

The Company has a valuation allowance of $63 million for certain state and local NOLs and credit carryforwards. The Company expects these NOLs and credits will expire unused due to limited carryforward periods. The ability to utilize these state NOLs and credits will be evaluated on a quarterly basis to determine if there are any significant events or any prudent and feasible tax planning strategies that would affect the Company’s ability to realize these deferred tax assets.

The Company’s unrecognized tax benefits related to uncertain tax positions were $21 million, $74 million and $24 million at December 31, 2017, 2016 and 2015, respectively. Included in the ending balance at December 31, 2017 is $21 million that would affect the Company’s effective tax rate if recognized. The changes in unrecognized tax benefits relating to settlements with taxing authorities, unrecognized tax benefits as a result of tax positions taken during a prior period and unrecognized tax benefits relating from a lapse of the statute of limitations were immaterial during 2017, 2016 and 2015. The Company does not expect significant increases or decreases in their unrecognized tax benefits within the next 12 months.

There are no material amounts included in the balance at December 31, 2017 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company’s federal income tax returns for tax years after 2001 remain subject to examination by the Internal Revenue Service (“IRS”) and state taxing jurisdictions. Currently, there are no ongoing examinations of the Company’s prior year tax returns being conducted by the IRS.

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

Actuarial assumption changes are reflected as a component of the net actuarial gains/(losses) during 2017 and 2016. These amounts will be amortized over the average remaining service life of the covered active employees or the average life expectancy of inactive participants and will impact 2017 and 2016 pension and retiree medical expense as described below.

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in these financial statements for the defined benefit and other postretirement plans (in millions):

	Pension Benefits
	Year Ended December 31, 2017	Year Ended December 31, 2016
Accumulated benefit obligation:	$4,739	$4,158

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$5,253	$4,473
Service cost	195	112
Interest cost	220	200
Actuarial loss	525	738
Gross benefits paid and settlements	(366)	(243)
Other	25	(27)

Projected benefit obligation at end of year	$5,852	$5,253

Change in plan assets:
Fair value of plan assets at beginning of year	$3,355	$2,975
Actual return on plan assets	510	230
Employer contributions	419	421
Gross benefits paid and settlements	(366)	(243)
Other	14	(28)

Fair value of plan assets at end of year	$3,932	$3,355

Funded status—Net amount recognized	$(1,920)	$(1,898)

	Pension Benefits
	December 31, 2017	December 31, 2016
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$9	$2
Current liability	(8)	(8)
Noncurrent liability	(1,921)	(1,892)

Total liability	$(1,920)	$(1,898)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(1,610)	$(1,482)
Prior service cost	(1)	(1)

Total accumulated other comprehensive loss	$(1,611)	$(1,483)

	Other Postretirement Benefits
	Year Ended December 31, 2017	Year Ended December 31, 2016
Change in benefit obligation:
Benefit obligation at beginning of year	$1,687	$2,002
Service cost	13	19
Interest cost	66	86
Plan participants’ contributions	68	69
Benefits paid	(178)	(191)
Actuarial loss (gain)	40	(165)
Plan amendments	—	(138)
Other	14	5

Benefit obligation at end of year	$1,710	$1,687

Change in plan assets:
Fair value of plan assets at beginning of year	$55	$56
Actual return on plan assets	1	2
Employer contributions	108	119
Plan participants’ contributions	68	69
Benefits paid	(178)	(191)

Fair value of plan assets at end of year	54	55

Funded status—Net amount recognized	$(1,656)	$(1,632)

	Other Postretirement Benefits
	December 31, 2017	December 31, 2016
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(54)	$(51)
Noncurrent liability	(1,602)	(1,581)

Total liability	$(1,656)	$(1,632)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$301	$384
Prior service credit	208	245

Total accumulated other comprehensive income	$509	$629

The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets at December 31 (in millions):

	2017	2016
Projected benefit obligation	$5,637	$5,025
Accumulated benefit obligation	4,567	3,985
Fair value of plan assets	3,709	3,164

Net periodic benefit cost for the years ended December 31 included the following components (in millions):

	2017		2016		2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$195	$13	$112	$19	$124	$21
Interest cost	220	66	200	86	200	82
Expected return on plan assets	(243)	(2)	(216)	(2)	(194)	(2)
Curtailment gain	—	—	—	(107)	—	—
Amortization of unrecognized actuarial (gain) loss	128	(33)	76	(19)	85	(22)
Amortization of prior service credits	—	(37)	—	(31)	—	(32)
Other	5	—	5	—	4	—

Net periodic benefit cost (credit)	$305	$7	$177	$(54)	$219	$47

See Note 14 of this report for additional information related to the curtailment gain recorded in 2016.

The estimated amounts that will be amortized in 2018 out of accumulated other comprehensive income (loss) into net periodic benefit cost are as follows (in millions):

	Pension Benefits	Other Postretirement Benefits
Actuarial (gain) loss	$132	$(32)
Prior service (credit) cost	—	(37)

The assumptions used for the benefit plans were as follows:

	Pension Benefits
Assumptions used to determine benefit obligations	2017	2016
Discount rate	3.65%	4.18%
Rate of compensation increase	3.89%	3.54%

Assumptions used to determine net expense
Discount rate	4.19%	4.58%
Expected return on plan assets	7.02%	7.04%
Rate of compensation increase	3.54%	3.53%

	Other Postretirement Benefits
Assumptions used to determine benefit obligations	2017	2016
Discount rate	3.63%	4.07%

Assumptions used to determine net expense
Discount rate	4.07%	4.49%
Expected return on plan assets	3.00%	3.00%
Health care cost trend rate assumed for next year	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2023)	5.00%	5.00%

The Company used the Society of Actuaries’ 2014 mortality tables, modified to reflect the Social Security Administration Trustee’s Report on current projections regarding expected longevity improvements.

The Company selected the 2017 discount rate for substantially all of its plans by using a hypothetical portfolio of high quality bonds at December 31, 2017, that would provide the necessary cash flows to match projected benefit payments.

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

	Percent of Total	Expected Long-Term Rate of Return

Equity securities	27-42%	9.5%
Fixed-income securities	30-40	5.5
Alternatives	10-25	7.3
Other	0-10	7.3

One-hundred percent of other postretirement plan assets are invested in a deposit administration fund.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement plans. A 1% change in the assumed health care trend rate for the Company would have the following additional effects (in millions):

	1% Increase	1% Decrease
Effect on total service and interest cost for the year ended December 31, 2017	$11	$(8)
Effect on postretirement benefit obligation at December 31, 2017	170	(149)

A one percentage point decrease in the weighted average discount rate would increase the Company’s postretirement benefit liability by approximately $185 million and increase the estimated 2017 benefits expense by approximately $8 million.

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

The following tables present information about United’s pension and other postretirement plan assets at December 31 (in millions):

	2017					2016
Pension Plan Assets:	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)
Equity securities funds	$1,406	$269	$133	$—	$1,004	$1,173	$230	$111	$—	$832
Fixed-income securities	1,470	—	834	18	618	1,298	—	824	11	463
Alternatives	637	—	—	139	498	586	—	—	134	452
Other investments	419	32	124	172	91	298	47	68	87	96

Total	$3,932	$301	$1,091	$329	$2,211	$3,355	$277	$1,003	$232	$1,843

Other Postretirement Benefit Plan Assets:
Deposit administration fund	$54	$—	$—	$54	$—	$55	$—	$—	$55	$—

(a) In accordance with the relevant accounting standards, certain investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) have not been classified in the fair value hierarchy. These investments are commingled funds that invest in fixed-income instruments including bonds, debt securities, and other similar instruments issued by various U.S. and non-U.S. public- or private-sector entities. Redemption periods for these investments range from daily to annually.

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

The reconciliation of United’s defined benefit plan assets measured at fair value using unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016 is as follows (in millions):

	2017	2016
Balance at beginning of year	$287	$208
Actual return on plan assets:
Sold during the year	7	4
Held at year end	16	3
Purchases, sales, issuances and settlements (net)	73	72

Balance at end of year	$383	$287

Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations. United’s contributions reflected above have satisfied its required contributions through the 2017 calendar year. In 2018, employer anticipated contributions to all of United’s pension and postretirement plans are at least $420 million and approximately $109 million, respectively.

The estimated future benefit payments, net of expected participant contributions, in United’s pension plans and other postretirement benefit plans as of December 31, 2017 are as follows (in millions):

	Pension	Other Postretirement	Other Postretirement— subsidy receipts
2018	$305	$113	$6
2019	326	118	6
2020	331	121	6
2021	357	124	7
2022	369	126	7
Years 2023 – 2027	1,912	646	43

Defined Contribution Plans

Depending upon the employee group, employer contributions consist of matching contributions and/or non-elective employer contributions. United’s employer contribution percentages vary from 1% to 16% of eligible earnings depending on the terms of each plan. United recorded contributions to its defined contribution plans of $656 million, $592 million and $522 million in the years ended December 31, 2017, 2016 and 2015, respectively.

Multi-Employer Plans

United’s participation in the IAM National Pension Plan (“IAM Plan”) for the annual period ended December 31, 2017 is outlined in the table below. There have been no significant changes that affect the comparability of 2017 and 2016 contributions. The risks of participating in these multi-employer plans are different from single-employer plans, as United may be subject to additional risks that others do not meet their obligations, which in certain circumstances could revert to United. The IAM Plan reported $414 million in employers’ contributions for the year ended December 31, 2016. For 2016, the Company’s contributions to the IAM Plan represented more than 5% of total contributions to the IAM Plan.

Pension Fund	IAM National Pension Fund
EIN/ Pension Plan Number	51-6031295 - 002
Pension Protection Act Zone Status (2017 and 2016)	Green Zone. Plans in the green zone are at least 80 percent funded.
FIP/RP Status Pending/Implemented	No
United’s Contributions	$50 million, $41 million and $40 million in the years ended December 31, 2017, 2016 and 2015, respectively
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	N/A

At the date the Consolidated Financial Statements were issued, Forms 5500 were not available for the plan year ending in 2017.

Profit Sharing

Substantially all employees participate in profit sharing based on a percentage of pre-tax earnings, excluding special charges, profit sharing expense and share-based compensation. Profit sharing percentages range from 5% to 20% depending on the work group, and in some cases profit sharing percentages vary above and below certain pre-tax margin thresholds. Eligible U.S. co-workers in each participating work group receive a profit sharing payout using a formula based on the ratio of each qualified co-worker’s annual eligible earnings to the eligible earnings of all qualified co-workers in all domestic work groups. Eligible non-U.S. co-workers receive profit sharing based on the calculation under the U.S. profit sharing plan for management and administrative employees. The Company recorded profit sharing and related payroll tax expense of $349 million, $628 million and $698 million in 2017, 2016 and 2015, respectively. Profit sharing expense is recorded as a component of Salaries and related costs in the Company’s statements of consolidated operations.

NOTE 9 - FAIR VALUE MEASUREMENTS AND INVESTMENTS

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

	2017				2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,482	$1,482	$—	$—	$2,179	$2,179	$—	$—
Short-term investments:
Corporate debt	958	—	958	—	835	—	835	—
Asset-backed securities	753	—	753	—	792	—	792	—
Certificates of deposit placed through an account registry service (“CDARS”)	120	—	120	—	246	—	246	—
U.S. government and agency notes	113	—	113	—	140	—	140	—
Other fixed-income securities	188	—	188	—	54	—	54	—
Other investments measured at NAV	184	—	—	—	182	—	—	—
Restricted cash	109	109	—	—	124	124	—	—
Long-term investments:
Equity securities	99	99	—	—	—	—	—	—
Enhanced equipment trust certificates (“EETC”)	22	—	—	22	23	—	—	23

Available-for-sale investment maturities—The short-term investments shown in the table above are classified as available-for-sale. As of December 31, 2017, asset-backed securities have remaining maturities of less than one year to approximately 17 years, corporate debt securities have remaining maturities of less than one year to approximately three years and CDARS have maturities of less than one year. U.S. government and other securities have maturities of less than one year to approximately three years. The EETC securities mature in 2019.

Restricted cash—Restricted cash primarily includes cash collateral for letters of credit and collateral associated with obligations for facility leases and workers’ compensation.

Equity securities—Equity securities represent United’s investment in Azul Linhas Aereas Brasileiras S.A. (“Azul”), which was previously accounted for as a cost-method investment. The fair value of Azul’s shares became readily determinable in the second quarter of 2017 upon its initial public offering and the investment is now accounted for as available-for-sale.

Investments presented in the table above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of financial instruments not presented in the tables above as of December 31 (in millions):

	Fair Value of Debt by Fair Value Hierarchy Level
	2017					2016
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Long-term debt	$13,268	$13,787	$—	$10,115	$3,672	$10,767	$11,055	$—	$8,184	$2,871

Fair value of the financial instruments included in the tables above was determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term investments, Equity securities, EETC and Restricted cash	Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available, or (c) broker quotes obtained by third-party valuation services.

Other investments measured at NAV	In accordance with the relevant accounting standards, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The investments measured using NAV are shares of mutual funds that invest in fixed-income instruments including bonds, debt securities, and other similar instruments issued by various U.S. and non-U.S. public- or private-sector entities. The Company can redeem its shares at any time at NAV subject to a three-day settlement period.

Long-term debt	Fair values were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

NOTE 10 - DEBT

(In millions)	At December 31,
	2017	2016
Secured
Notes payable, fixed interest rates of 2.88% to 9.52% (weighted average rate of 4.39% as of December 31, 2017), payable through 2028	$8,661	$7,586
Notes payable, floating interest rates of the London interbank offered rate (“LIBOR”) plus 0.2% to 2.25%, payable through 2028	1,880	1,546
Term loan, LIBOR plus 2.00%, or alternative rate based on certain market rates plus 1.00%, due 2024	1,489	—
Term loan, LIBOR subject to a 0.75% floor, plus 2.50%, or alternative rate based on certain market rates plus 1.50%, due 2019	—	866
Term loan, LIBOR subject to a 0.75% floor, plus 2.75%, or alternative rate based on certain market rates plus 1.75%, due 2021	—	192
Unsecured
6.375% Senior Notes due 2018 (a)	300	300
6% Senior Notes due 2020 (a)	300	300
4.25% Senior Notes due 2022 (a)	400	—
5% Senior Notes due 2024 (a)	300	—
Other	101	101

	13,431	10,891

Less: unamortized debt discount, premiums and debt issuance costs	(163)	(124)
Less: current portion of long-term debt	(1,565)	(849)

Long-term debt, net	$11,703	$9,918

(a) UAL is the issuer of this debt. United is a guarantor.

The table below presents the Company’s contractual principal payments (not including debt discount or debt issuance costs) at December 31, 2017 under then-outstanding long-term debt agreements in each of the next five calendar years (in millions):

2018	$1,565
2019	1,165
2020	1,170
2021	1,157
2022	1,492
After 2022	6,882

$13,431

Secured debt

2017 Credit and Guaranty Agreement. On March 29, 2017, United and UAL, as borrower and guarantor, respectively, entered into an Amended and Restated Credit and Guaranty Agreement (as amended by the First Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of November 15, 2017, the “November 2017 Amendment,” and as so amended, the “2017 Credit Agreement”). The 2017 Credit Agreement consists of a $1.5 billion term loan due April 1, 2024, which was used to retire the entire principal balance of the term loans under the credit and guaranty agreement, dated March 27, 2013 (as amended, the “2013 Credit Agreement”), and increased the term loan balance by approximately $440 million. The 2017 Credit Agreement also includes a $2.0 billion revolving credit facility available for drawing until April 1, 2022, which increased the available capacity under the revolving credit facility by $650 million as compared to that in the 2013 Credit Agreement. The primary purpose of the November 2017 Amendment was to reduce the interest rate on borrowings by 0.25%. The obligations of United under the amended 2017 Credit Agreement are secured by liens on certain international route authorities, certain take-off and landing rights and related assets of United.

Borrowings under the 2017 Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 2.00% per annum, or another rate based on certain market interest rates, plus a margin of 1.00% per annum. The principal amount of the term loan must be repaid in consecutive quarterly installments of 0.25% of the original principal amount thereof, commencing on June 30, 2017, with any unpaid balance due on April 1, 2024. United may prepay all or a portion of the loan from time to time, at par plus accrued and unpaid interest. United pays a commitment fee equal to 0.75% per annum on the undrawn amount available under the revolving credit facility.

As of December 31, 2017, United had its entire capacity of $2.0 billion available under the revolving credit facility of the Company’s 2017 Credit Agreement.

As of December 31, 2017, United had cash collateralized $75 million of letters of credit. United also had $362 million of surety bonds securing various obligations at December 31, 2017. Most of the letters of credit have evergreen clauses and are expected to be renewed on an annual basis. The surety bonds have expiration dates through 2021.

EETCs. As of December 31, 2017, United had $8.6 billion principal amount of equipment notes outstanding issued under EETC financings included in notes payable in the table of outstanding debt above. Generally, the structure of these EETC financings consists of pass-through trusts created by United to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of United. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by United and secured by its aircraft. The payment obligations under the equipment notes are those of United. Proceeds received from the sale of pass-through certificates are initially held by a depositary in escrow for the benefit of the certificate holders until United issues equipment notes to the trust, which purchases such notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by United and are not reported as debt on United’s consolidated balance sheet because the proceeds held by the depositary are not United’s assets.

In February 2018, November 2017, September 2016 and June 2016, United created separate EETC pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes issued by United and secured by its aircraft. The Company records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. Certain details of the pass-through trusts with proceeds received from issuance of debt in 2017 are as follows (in millions, except stated interest rate):

EETC Date	Class	Principal	Final expected distribution date	Stated interest rate	Total debt recorded as of December 31, 2017	Proceeds received from issuance of debt during 2017	Remaining proceeds from issuance of debt to be received in future periods
February 2018	AA	$677	March 2030	3.50%	$—	$—	$677
February 2018	A	258	March 2030	3.70%	—	—	258
November 2017	B	258	January 2026	3.65%	258	258	—
November 2017	B	236	October 2025	3.65%	236	236	—
September 2016	AA	637	October 2028	2.875%	637	557	—
September 2016	A	283	October 2028	3.10%	283	247	—
June 2016	AA	729	July 2028	3.10%	729	319	—
June 2016	A	324	July 2028	3.45%	324	142	—

		$3,402			$2,467	$1,759	$935

In 2017, United borrowed approximately $497 million aggregate principal amount from various financial institutions to finance the purchase of several aircraft delivered in 2017. The notes evidencing these borrowings, which are secured by the related aircraft, mature in 2027 and have interest rates comprised of the LIBOR plus a specified margin.

Unsecured debt

4.25% Senior Notes due 2022. In September 2017, UAL issued $400 million aggregate principal amount of 4.25% Senior Notes due October 1, 2022 (the “4.25% Senior Notes due 2022”). These notes are fully and unconditionally guaranteed and recorded by United on its balance sheet as debt. The indenture for the 4.25% Senior Notes due 2022 requires UAL to offer to repurchase the notes for cash if certain changes of control of UAL occur at a purchase price equal to 101% of the principal amount of notes repurchased plus accrued and unpaid interest.

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

As of December 31, 2017, UAL and United were in compliance with their respective debt covenants. The collateral, covenants and cross default provisions of the Company’s principal debt instruments that contain such provisions are summarized in the table below:

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

The 2017 Credit Agreement requires the Company to maintain at least $2.0 billion of unrestricted liquidity at all times, which includes unrestricted cash, short-term investments and any undrawn amounts under any revolving credit facility, and to maintain a minimum ratio of appraised value of collateral to the outstanding obligations under the 2017 Credit Agreement of 1.6 to 1.0 at all times. The 2017 Credit Agreement contains covenants that, among other things, restrict the ability of UAL and its restricted subsidiaries (as defined in the 2017 Credit Agreement) to incur additional indebtedness and to pay dividends on or repurchase stock, although the Company currently has ample ability under these restrictions to repurchase stock under the Company’s share repurchase program.

The 2017 Credit Agreement contains events of default customary for this type of financing, including a cross default and cross acceleration provision to certain other material indebtedness of the Company.

6.375% Senior Notes due 2018 6% Senior Notes due 2020 4.25% Senior Notes due 2022 5% Senior Notes due 2024	The indentures for these notes contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indentures) to incur additional indebtedness and pay dividends on or repurchase stock, although the Company currently has ample ability under these restrictions to repurchase stock under the Company’s share repurchase program.

NOTE 11 - LEASES AND CAPACITY PURCHASE AGREEMENTS

United leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles.

At December 31, 2017, United’s scheduled future minimum lease payments under operating leases having initial or remaining noncancelable lease terms of more than one year, aircraft leases, including aircraft rent under CPAs and capital leases (substantially all of which are for aircraft) were as follows (in millions):

	Capital Leases (a)	Facility and Other Operating Leases	Aircraft Operating Leases
2018	$200	$1,234	$1,038
2019	133	1,075	855
2020	113	1,169	628
2021	110	935	510
2022	105	797	388
After 2022	1,156	6,109	1,513

Minimum lease payments	$1,817	$11,319	$4,932

Imputed interest	(693)

Present value of minimum lease payments	1,124
Current portion	(128)

Long-term obligations under capital leases	$996

(a) Includes airport construction projects managed by United in which United has construction risk, including project cost overruns. The Company recorded an asset for project costs and a related liability equal to project costs funded by parties other than United. As of December 31, 2017, United had an asset balance of $814 million recorded in operating property and equipment and $777 million recorded in current and long-term obligations under capital leases for these airport construction projects.

As of December 31, 2017, United’s aircraft capital lease minimum payments relate to leases of 31 mainline and 43 regional aircraft as well as to leases of nonaircraft assets. Imputed interest rate ranges are 3.5% to 20.8%.

Aircraft operating leases have initial terms of five to 26 years, with expiration dates ranging from 2018 through 2029. Under the terms of most leases, United has the right to purchase the aircraft at the end of the lease term, in some cases, at fair market value, and in others, at fair market value or a percentage of cost.

During 2015, the Company reached an agreement with AerCap Holdings N.V., a major aircraft leasing company, to lease used Airbus S.A.S (“Airbus”) A319s. Eleven aircraft have been delivered since the inception of this agreement, and seven more aircraft are expected to be delivered between 2019 and 2020. In addition, United has options for seven more A319 aircraft, subject to certain conditions.

United is the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $1.4 billion of underlying debt and interest thereon as of December 31, 2017. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning a variable interest entity (“VIE”). To the extent United’s leases and related guarantees are with a separate legal entity other than a governmental entity, United is not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option, or similar feature. United has facility operating leases that extend to 2054.

United’s nonaircraft rent expense was approximately $1.3 billion, $1.2 billion and $1.3 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

In addition to nonaircraft rent and aircraft rent, which is separately presented in the consolidated statements of operations, United had aircraft rent related to regional aircraft operating leases, which is included as part of Regional capacity purchase expense in United’s consolidated statement of operations, of $458 million, $439 million and $461 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In connection with UAL Corporation’s and United Air Lines, Inc.’s (predecessors to UAL and United) fresh-start reporting requirements upon their exit from Chapter 11 bankruptcy protection in 2006 and the Company’s acquisition accounting adjustments related to the Company’s merger transaction in 2010, lease valuation adjustments for operating leases were initially recorded in the consolidated balance sheet, representing the net present value of the differences between contractual lease rates and the fair market lease rates for similar leased assets at the time. An asset (liability) results when the contractual lease rates are more (less) favorable than market lease terms at the valuation date. The lease valuation adjustment is amortized on a straight-line basis as an increase (decrease) to rent expense over the individual applicable remaining lease terms, resulting in recognition of rent expense as if United had entered into the leases at market rates. The related remaining lease terms, primarily related to aircraft which make up the majority of the fair value lease adjustment balance, are one to seven years for United. The lease valuation adjustments are classified within other noncurrent liabilities and the net accretion amounts are $79 million, $82 million and $107 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Regional CPAs

United has contractual relationships with various regional carriers to provide regional aircraft service branded as United Express. Under these CPAs, the Company pays the regional carriers contractually agreed fees (carrier costs) for operating these flights plus a variable reimbursement (incentive payment for operational performance) based on agreed performance metrics, subject to annual inflation adjustments. The fees for carrier costs are based on specific rates for various operating expenses of the regional carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures), while others are fixed monthly amounts. Under these CPAs, the Company is responsible for all fuel costs incurred, as well as landing fees and other costs, which are either passed through by the regional carrier to the Company without any markup or directly incurred by the Company. United’s CPAs are for 518 regional aircraft as of December 31, 2017, and the CPAs have terms expiring through 2029. Aircraft operated under CPAs include aircraft leased directly from the regional carriers and those owned by United or leased from third-party lessors and operated by the regional carriers. See Part I, Item 2, Properties, of this report for additional information.

In 2017, United entered into a five-year CPA with Air Wisconsin Airlines for regional service under the United Express brand to operate up to 65 CRJ200 aircraft. In addition, United extended the term of its existing CPA with ExpressJet Airlines to operate up to approximately 125 aircraft through December 31, 2022. In January 2018, United removed all Bombardier Q200 turboprop aircraft and Embraer ERJ 135 aircraft from service.

United holds a minority equity interest in two of its regional carriers, Champlain Enterprises, Inc. and Republic Airways Holdings, Inc. The contracts with these related parties are executed in the ordinary course of business. United recorded approximately $538 million, $486 million and $366 million in expenses related to its capacity purchase agreements with these regional carriers for the years ended December 31, 2017, 2016 and 2015, respectively. There were approximately $24 million and $32 million in accounts payable due to these companies as of December 31, 2017 and December 31, 2016, respectively. There were no material accounts receivable due from these companies as of December 31, 2017 and December 31, 2016.

Our future commitments under our CPAs are dependent on numerous variables, and are, therefore, difficult to predict. The most important of these variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under certain of our CPAs, we have set forth below estimates of our future payments under the CPAs based on our assumptions. United’s estimates of its future payments under all of the CPAs do not include the portion of the underlying obligation for any aircraft leased to a regional carrier or deemed to be leased from other regional carriers and facility rent that are disclosed as part of aircraft and nonaircraft operating leases. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, whichever is higher, (2) that we will reduce the fleet as rapidly as contractually allowed under each CPA, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier’s operational performance will remain at historic levels and (5) an annual projected inflation rate. These amounts exclude variable pass-through costs such as fuel and landing fees, among others. Based on these assumptions as of December 31, 2017, our future payments through the end of the terms of our CPAs are presented in the table below (in billions):

2018	$2.0
2019	1.8
2020	1.6
2021	1.5
2022	1.4
After 2022	3.2

$11.5

The actual amounts we pay to our regional operators under CPAs could differ materially from these estimates. For example, a 10% increase or decrease in scheduled block hours for all of United’s regional operators (whether as a result of changes in average daily utilization or otherwise) in 2018 would result in a corresponding change in annual cash obligations under the CPAs of approximately $147 million.

NOTE 12 - VARIABLE INTEREST ENTITIES

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

The Company’s evaluation of its association with VIEs is described below:

Aircraft Leases. We are the lessee in a number of operating leases covering the majority of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for VIEs. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case for many of our operating leases; however, leases of 38 mainline jet aircraft contain a fixed-price purchase option that allow United to purchase the aircraft at predetermined prices on specified dates during the lease term. Additionally, leases covering 158 leased regional jet aircraft contain an option to purchase the aircraft at the end of the lease term at prices that, depending on market conditions, could be below fair value. United has not consolidated the related trusts because, even taking into consideration these purchase options, United is still not the primary beneficiary. United’s maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments in Note 11 of this report.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Commitments. As of December 31, 2017, United had firm commitments and options to purchase aircraft from The Boeing Company (“Boeing”) and Airbus presented in the table below:

Aircraft Type	Number of Firm Commitments (a)
Airbus A350	45
Boeing 737 MAX	161
Boeing 777-300ER	4
Boeing 787	18
(a) United also has options and purchase rights for additional aircraft.

The aircraft listed in the table above are scheduled for delivery from 2018 through 2027. In 2018, United expects to take delivery of 10 Boeing 737 MAX aircraft, seven Boeing 787 aircraft and four Boeing 777-300ER aircraft. To the extent the Company and the aircraft manufacturers with whom the Company has existing orders for new aircraft agree to modify the contracts governing those orders, the amount and timing of the Company’s future capital commitments could change. Additionally, the Company has entered into a contract to purchase three used Boeing 767-300ER aircraft from Hawaiian Airlines, Inc. with expected delivery dates in the second half of 2018.

The table below summarizes United’s commitments as of December 31, 2017, which primarily relate to the acquisition of aircraft and related spare engines, aircraft improvements and include other capital purchase commitments for the years ended December 31 (in billions). Any new firm aircraft orders, including through the exercise of purchase options and purchase rights, will increase the total future capital commitments of the Company.

2018	$3.2
2019	2.9
2020	2.1
2021	2.4
2022	1.8
After 2022	9.8

$22.2

In February 2018, the Company secured $935 million of EETC financing to finance certain aircraft deliveries in 2017 and the first half of 2018. The Company has also secured backstop financing commitments from certain of its aircraft manufacturers for a limited number of its future aircraft deliveries, subject to certain customary conditions. Financing may be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures.

Legal and Environmental. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. As of December 31, 2017, management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of the litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition.

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

As of December 31, 2017, United is the guarantor of approximately $1.8 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with $1.4 billion of these obligations are accounted for as operating leases with the associated expense recorded on a straight-line basis resulting in ratable accrual of the lease obligation over the expected lease term. These tax-exempt special facilities revenue bonds are included in our lease commitments disclosed in Note 11 of this report. The leasing arrangements associated with approximately $441 million of these obligations are accounted for as capital leases. All of these bonds are due between 2019 and 2038.

Increased Cost Provisions. In United’s financing transactions that include loans, United typically agrees to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject, in most cases, to obligations of the lenders to take certain limited steps to mitigate the requirement for, or the amount of, such increased costs. At December 31, 2017, the Company had $3.4 billion of floating rate debt and $60 million of fixed rate debt, with remaining terms of up to 11 years, that are subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate balance of $3.3 billion, the Company bears the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

As of December 31, 2017, United is the guarantor of $157 million of aircraft mortgage debt issued by one of United’s regional carriers. The aircraft mortgage debt is subject to similar increased cost provisions as described above for the Company’s debt, and the Company would potentially be responsible for those costs under the guarantees.

Fuel Consortia. United participates in numerous fuel consortia with other air carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2017, approximately $1.5 billion principal amount of such bonds were secured by significant fuel facility leases in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. As of December 31, 2017, the Company’s contingent exposure was approximately $244 million principal amount of such bonds based on its recent consortia participation. The Company’s contingent exposure could increase if the participation of other air carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2022 to 2049. The Company did not record a liability at the time these indirect guarantees were made.

Regional Capacity Purchase. As of December 31, 2017, United had 257 call options to purchase regional jet aircraft being operated by certain of its regional carriers with contract dates extending until 2029. These call options are exercisable upon wrongful termination or breach of contract, among other conditions. None of the call options were exercisable at December 31, 2017.

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

Labor Negotiations. As of December 31, 2017, United, including its subsidiaries, had approximately 89,800 employees. Approximately 80% of United’s employees were represented by various U.S. labor organizations as of December 31, 2017. The agreement with the International Brotherhood of Teamsters (the “IBT”) contains provisions that require the Company to align contract terms with other airlines’ workgroups under certain conditions.

UNITE HERE is attempting to organize United’s Catering Operations employees, who are currently unrepresented, and filed an application to do so with the National Mediation Board on January 24, 2018.

NOTE 14 - SPECIAL CHARGES

Special charges in the statements of consolidated operations consisted of the following for the years ended December 31 (in millions):

Operating:	2017	2016	2015
Severance and benefit costs	$116	$37	$107
Impairment of assets	25	412	79
Cleveland airport lease restructuring	—	74	—
Labor agreement costs	—	64	18
(Gains) losses on sale of assets and other special charges	35	51	122

Total operating special charges	176	638	326
Nonoperating:
(Gains) losses on extinguishment of debt and other	—	(1)	202

Total operating and nonoperating special charges before income taxes	176	637	528
Income tax benefit related to special charges	(63)	(229)	(11)
Income tax adjustments (Notes 6 and 7)	(192)	180	(3,130)

Total operating and nonoperating special charges, net of income taxes and income tax adjustments	$(79)	$588	$(2,613)

2017

During 2017, the Company recorded $83 million ($53 million net of taxes) of severance and benefit costs related to a voluntary early-out program for its technicians and related employees represented by the IBT. In the first quarter of 2017, approximately 1,000 technicians and related employees elected to voluntarily separate from the Company and will receive a severance payment, with a maximum value of $100,000 per participant, based on years of service, with retirement dates through early 2019. Also during 2017, the Company recorded $33 million ($21 million net of taxes) of severance primarily related to its management reorganization initiative.

During 2017 the Company recorded a $10 million ($6 million net of taxes) impairment charge related to obsolete spare parts inventory and a $15 million ($10 million net of taxes) intangible asset impairment charge related to a maintenance service agreement.

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

The fleet service, passenger service, storekeeper and other employees represented by the International Association of Machinists and Aerospace Workers (the “IAM”) ratified seven new contracts with the Company which extended the contracts through 2021. The technicians and related employees represented by the IBT ratified a six-year joint collective bargaining agreement which extended the contract through 2022. During 2016, the Company recorded $171 million ($110 million net of taxes) of special charges primarily for payments in conjunction with the IAM and IBT agreements described above. As part of the ratified contract with the IBT, the Company amended some of its technicians and related employees’ postretirement medical plans. The amendments triggered curtailment accounting, resulting in the recognition of a one-time $60 million gain ($38 million net of taxes) for accelerated recognition of a prior service credit in one of the plans. Also, as part of the ratified contract with the Association of Flight Attendants, the Company amended two of its flight attendant postretirement medical plans. The amendments triggered curtailment accounting, resulting in the recognition of a one-time $47 million gain ($30 million net of taxes) for accelerated recognition of a prior service credit.

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

Accrual Activity

Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft is as follows (in millions):

	Severance/ Benefit Costs	Permanently Grounded Aircraft
Balance at December 31, 2014	$109	$102
Accrual	107	30
Payments	(189)	(54)

Balance at December 31, 2015	27	78
Accrual and related adjustments	37	(17)
Payments	(50)	(20)

Balance at December 31, 2016	14	41
Accrual	116	(4)
Payments	(93)	(15)

Balance at December 31, 2017	$37	$22

The Company’s accrual and payment activity is primarily related to severance and other compensation expense associated with voluntary employee early retirement programs.

NOTE 15 - SEGMENT INFORMATION

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

The Company’s operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the years ended December 31 is presented in the table below (in millions):

	2017	2016	2015
Domestic (U.S. and Canada)	$23,131	$22,202	$21,931
Pacific	4,898	4,959	5,498
Atlantic	6,285	6,157	7,068
Latin America	3,422	3,238	3,367

Total	$37,736	$36,556	$37,864

The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. The Company’s operations involve an insignificant level of dedicated revenue-producing assets in geographic regions as the overwhelming majority of the Company’s revenue producing assets (primarily U.S. registered aircraft) can be deployed in any of its geographic regions.

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

UAL	Quarter Ended
(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2017
Operating revenue	$8,420	$10,000	$9,878	$9,438
Income from operations	278	1,399	1,092	729
Net income	96	818	637	580
Basic earnings per share	0.31	2.67	2.12	1.99
Diluted earnings per share	0.31	2.66	2.12	1.99
2016
Operating revenue	$8,195	$9,396	$9,913	$9,052
Income from operations	649	1,060	1,624	1,005
Net income	313	588	965	397
Basic earnings per share	0.88	1.78	3.02	1.26
Diluted earnings per share	0.88	1.78	3.01	1.26

UAL’s quarterly financial data is subject to seasonal fluctuations and historically its second and third quarter financial results, which reflect higher travel demand, are better than its first and fourth quarter financial results. UAL’s quarterly results were impacted by the following significant items (in millions):

	Quarter Ended
	March 31	June 30	September 30	December 31
2017
Operating:
Severance and benefit costs	$37	$41	$23	$15
Impairment of assets	—	—	15	10
(Gains) losses on sale of assets and other special charges	14	3	12	6

Total operating special charges	51	44	50	31
Income taxes:
Income tax benefit related to special charges	(18)	(16)	(18)	(11)
Income tax adjustments (Note 7)	—	—	—	(192)

Total operating special charges, net of income taxes and income tax adjustments	$33	$28	$32	$(172)

2016
Operating:
Labor agreement costs and related items	$100	$10	$14	$(60)
Cleveland airport lease restructuring	74	—	—	—
Severance and benefit costs	8	6	13	10
Impairment of assets	—	412	—	—
(Gains) losses on sale of assets and other special charges	8	6	18	19

Total operating special charges	190	434	45	(31)
Nonoperating and income taxes:
Losses (gain) on extinguishment of debt and other	8	(9)	—	—
Income tax expense (benefit) related to special charges	(72)	(153)	(16)	12
Income tax adjustments (Note 6)	—	—	—	180

Total operating and nonoperating special charges, net of income taxes and income tax adjustments	$126	$272	$29	$161

See Note 14 of this report for additional information of these items.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by UAL and United to the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of UAL and United, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that UAL’s and United’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of UAL and United have concluded that as of December 31, 2017, disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2017

During the three months ended December 31, 2017, there was no change in UAL’s or United’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of United Continental Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited United Continental Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Chicago, Illinois

February 22, 2018

United Continental Holdings, Inc. Management Report on Internal Control Over Financial Reporting

February 22, 2018

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm, Ernst & Young LLP, who audited UAL’s consolidated financial statements included in this Form 10-K, has issued a report on UAL’s internal control over financial reporting, which is included herein.

United Airlines, Inc. Management Report on Internal Control Over Financial Reporting

February 22, 2018

To the Stockholder of United Airlines, Inc.

Chicago, Illinois

The management of United Airlines, Inc. (“United”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). United’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, United’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including United’s Chief Executive Officer and Chief Financial Officer, United conducted an evaluation of the design and operating effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United’s Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was effective as of December 31, 2017.

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

Certain information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2018 Annual Meeting of Stockholders. Information regarding the executive officers of UAL is presented below.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

EXECUTIVE OFFICERS OF UAL

The executive officers of UAL as of February 23, 2018 are listed below, along with their ages, tenure as officer and business background for at least the last five years.

Kate Gebo. Age 49. Ms. Gebo has served as Executive Vice President Human Resources and Labor Relations of UAL and United since December 2017. From November 2016 to November 2017, Ms. Gebo served as Senior Vice President Global Customer Service Delivery and Chief Customer Officer of United. From October 2015 to November 2016, Ms. Gebo served as Vice President of the Office of the Chief Executive Officer. From November 2009 to October 2015, Ms. Gebo served as Vice President of Corporate Real Estate of United.

Brett J. Hart. Age 48. Mr. Hart has served as Executive Vice President, Chief Administrative Officer and General Counsel of UAL and United since May 2017. From February 2012 to May 2017, he served as Executive Vice President and General Counsel of UAL and United. Mr. Hart served as acting Chief Executive Officer and principal executive officer of the Company, on an interim basis, from October 2015 to March 2016. From December 2010 to February 2012, he served as Senior Vice President, General Counsel and Secretary of UAL, United and Continental Airlines, Inc. (“Continental”). From June 2009 to December 2010, Mr. Hart served as Executive Vice President, General Counsel and Corporate Secretary at Sara Lee Corporation, a consumer food and beverage company. From March 2005 to May 2009, Mr. Hart served as Deputy General Counsel and Chief Global Compliance Officer of Sara Lee Corporation.

Gregory L. Hart. Age 52. Mr. Hart has served as Executive Vice President and Chief Operations Officer of UAL and United since February 2014. From December 2013 to February 2014, he served as Senior Vice President Operations of UAL and United. From September 2012 to December 2013, Mr. Hart served as Senior Vice President Technical Operations of United. From October 2010 to September 2012, Mr. Hart served as Senior Vice President Network of United and Continental. From September 2008 to September 2010, Mr. Hart served as Vice President Network Strategy of Continental. Mr. Hart joined Continental in 1997.

Linda P. Jojo. Age 52. Ms. Jojo has served as Executive Vice President Technology and Chief Digital Officer of UAL and United since May 2017. From November 2014 to May 2017, Ms. Jojo served as Executive Vice President and Chief Information Officer of UAL and United. From July 2011 to October 2014, Ms. Jojo served as Executive Vice President and Chief Information Officer of Rogers Communications, Inc., a Canadian communications and media company. From October 2008 to June 2011, Ms. Jojo served as Chief Information Officer of Energy Future Holdings, a Dallas-based privately held energy company and electrical utility provider.

Chris Kenny. Age 53. Mr. Kenny has served as Vice President and Controller of UAL and United since October 2010. From September 2003 to September 2010, Mr. Kenny served as Vice President and Controller of Continental. Mr. Kenny joined Continental in 1997.

J. Scott Kirby. Age 50. Mr. Kirby has served as President of UAL and United since August 2016. Prior to joining the Company, from December 2013 to August 2016, Mr. Kirby served as President of American Airlines

Group and American Airlines, Inc. Mr. Kirby also previously served as President of US Airways from October 2006 to December 2013. Mr. Kirby held significant other leadership roles at US Airways and at America West prior to the 2005 merger of those carriers, including Executive Vice President—Sales and Marketing (2001 to 2006); Senior Vice President, e-business (2000 to 2001); Vice President, Revenue Management (1998 to 2000); Vice President, Planning (1997 to 1998); and Senior Director, Scheduling and Planning (1995 to 1998). Prior to joining America West, Mr. Kirby worked for American Airlines Decision Technologies and at the Pentagon.

Andrew C. Levy. Age 48. Mr. Levy has served as Executive Vice President and Chief Financial Officer of UAL and United since August 2016. From November 2014 to August 2016, he was the Chief Executive Officer and Managing Partner of AML Ventures, LLC, an investment and advisory firm specializing in the airline industry. Previously, Mr. Levy held leadership roles at Allegiant Travel Company (“Allegiant”) for thirteen years, including as Chief Operating Officer and a Director from September 2013 to October 2014; President from September 2009 to October 2014; Chief Financial Officer from October 2007 to May 2010; and Managing Director, Planning & Treasurer from April 2001 to October 2010. Prior to joining Allegiant, Mr. Levy worked at Mpower Communications, Inc., Savoy Capital and ValuJet Airlines, Inc.

Oscar Munoz. Age 59. Mr. Munoz has served as Chief Executive Officer of UAL and United since September 2015, and also as President of UAL and United from September 2015 until August 2016. From February 2015 to September 2015, Mr. Munoz served as President and Chief Operating Officer of CSX Corporation (“CSX”), a railroad and intermodal transportation services company, overseeing operations, sales and marketing, human resources, service design and information technology. Prior to his appointment as President and Chief Operating Officer of CSX, Mr. Munoz served as Executive Vice President and Chief Operating Officer of CSX from January 2012 to February 2015 and as Executive Vice President and Chief Financial Officer of CSX from 2003 to 2012. Mr. Munoz has been a member of the UAL Board of Directors since 2010.

Andrew P. Nocella. Age 48. Mr. Nocella has served as Executive Vice President and Chief Commercial Officer of UAL and United since September 2017. From February 2017 to September 2017, he served as Executive Vice President and Chief Revenue Officer of UAL and United. Prior to joining the Company, from August 2016 to February 2017, Mr. Nocella served as Senior Vice President, Alliances and Sales of American Airlines, Inc. From December 2013 to August 2016, he served as Senior Vice President and Chief Marketing Officer of American Airlines, Inc. From August 2007 to December 2013, he served as Senior Vice President, Marketing and Planning of US Airways.

There are no family relationships among the executive officers or the directors of UAL. The executive officers are elected by UAL’s Board of Directors each year and hold office until the next annual meeting of stockholders, until their successors are elected and qualified, or until their earlier death, resignation or removal.

The Company has a code of ethics, the “Code of Ethics and Business Conduct,” for its directors, officers and employees. The code serves as a “Code of Ethics” as defined by SEC regulations, and as a “Code of Business Conduct and Ethics” under the listed Company Manual of the NYSE. The code is available on the Company’s website at http://ir.united.com. Waivers granted to certain officers from compliance with or future amendments to the code will be disclosed on the Company’s website in accordance with Item 5.05 of Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2018 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2018 Annual Meeting of Stockholders.

Information required by this item with respect to United is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item with respect to UAL is incorporated by reference from UAL’s definitive proxy statement for its 2018 Annual Meeting of Stockholders.

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

On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. The Audit Committee has considered whether the 2017 and 2016 non-audit services provided by Ernst & Young LLP, the Company’s independent registered public accounting firm, are compatible with maintaining auditor independence.

All of the services in 2017 and 2016 under the Audit Fees, Audit Related Fees, Tax Fees and All Other Fees categories below have been approved by the Audit Committee pursuant to paragraph (c)(7) of Rule 2-01 of Regulation S-X of the Exchange Act.

The aggregate fees billed for professional services rendered by the Company’s independent auditors in 2017 and 2016 are as follows (in thousands):

Service	2017	2016
Audit Fees	$4,548	$3,751
Audit Related Fees	565	215
Tax Fees	584	1,252
All Other Fees	2	2

	$5,699	$5,220

Note: UAL and United amounts are the same.

AUDIT FEES

For 2017 and 2016, audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements and the audit of the effectiveness of internal control over financial reporting of United Continental Holdings, Inc. and its wholly-owned subsidiaries. Audit fees also include the audit of the consolidated financial statements of United, employee benefit plan audits, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.

AUDIT RELATED FEES

For 2017 and 2016, fees for audit related services consisted of professional services related to due diligence and consultations related to the adoption of new accounting standards.

TAX FEES

Tax fees for 2017 and 2016 relate to professional services provided for research and consultations regarding tax accounting and tax compliance matters, review of U.S. and international tax impacts of certain transactions and assistance in assembling data to prepare for and respond to governmental reviews of past tax filings, exclusive of tax services rendered in connection with the audit.

ALL OTHER FEES

Fees for all other services billed in 2017 and 2016 consist of subscriptions to Ernst & Young LLP’s on-line accounting research tool.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements. The financial statements required by this item are listed in Part II, Item 8, Financial Statements and Supplementary Data herein.

(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits. The exhibits required by this item are provided in the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Registrant	Exhibit

Plan of Merger

*2.1	UAL United	Agreement and Plan of Merger, dated as of May 2, 2010, by and among UAL Corporation, Continental Airlines, Inc. and JT Merger Sub Inc. (schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to UAL’s Form 8-K filed May 4, 2010, Commission file number 1-6033, and incorporated herein by reference)

*2.2	United	Agreement and Plan of Merger, dated as of March 28, 2013, by and between Continental Airlines, Inc. and United Air Lines, Inc. (filed as Exhibit 2.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

Articles of Incorporation and Bylaws

*3.1	UAL	Amended and Restated Certificate of Incorporation of United Continental Holdings, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*3.2	UAL	Amended and Restated Bylaws of United Continental Holdings, Inc. (filed as Exhibit 3.1 to UAL’s Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*3.3	United	Amended and Restated Certificate of Incorporation of United Airlines, Inc. (filed as Exhibit 3.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

*3.4	United	Amended and Restated By-laws of United Airlines, Inc. (filed as Exhibit 3.2 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

Instruments Defining Rights of Security Holders, Including Indentures

*4.1	UAL United	Amended and Restated Indenture, dated as of January 11, 2013, by and among United Continental Holdings, Inc. as Issuer, United Air Lines, Inc. as Guarantor, and the Bank of New York Mellon Trust Company, N.A. as Trustee, providing for issuance of 6% Notes due 2028, 6% Notes due 2026 and 8% Notes due 2024 (filed as Exhibit 4.6 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*4.2	UAL United	First Supplemental Indenture, dated as of April 1, 2013, by and among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Amended and Restated Indenture, dated as of January 11, 2013 (filed as Exhibit 4.1 to UAL’s Form 8-K filed April 3, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.3	UAL United	Second Supplemental Indenture, dated as of September 13, 2013, by and among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Amended and Restated Indenture, dated as of January 11, 2013 (filed as Exhibit 4.1 to UAL’s Form 8-K filed September 19, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.4	United	Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit to 4.1 to Continental’s Form S-3/A filed July 18, 1997, Commission file number 1-10323, and incorporated herein by reference)

*4.5	UAL United	Fourth Supplemental Indenture, dated as of October 1, 2010, by and among Continental Airlines, Inc., United Continental Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to the Indenture, dated as of July 15, 1997, between Continental Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as trustee related to Continental Airlines, Inc.’s 4.5% Convertible Notes due 2015 (filed as Exhibit 4.3 to UAL’s Form 8-K dated October 1, 2010, Commission file number 1-6033, and incorporated herein by reference)

*4.6	UAL United	Fifth Supplemental Indenture, dated as of May 15, 2014, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to UAL’s Form 8-K filed on May 19, 2014, Commission file number 1-6033, and incorporated herein by reference)

*4.7	UAL United	Indenture, dated as of May 7, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.8	UAL United	First Supplemental Indenture, dated as of May 7, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 6.375% Senior Notes due 2018 (filed as Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.9	UAL United	Form of 6.375% Senior Notes due 2018 (filed as Exhibit A to Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.10	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL’s Form 8-K filed on May 10, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.11	UAL United	Second Supplemental Indenture, dated as of November 8, 2013, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 6.000% Senior Notes due 2020 (filed as Exhibit 4.2 to UAL’s Form 8-K filed on November 12, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.12	UAL United	Form of 6.000% Senior Notes due 2020 (filed as Exhibit 4.3 to UAL’s Form 8-K filed on November 12, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.13	UAL United	Form of Notation of Note Guarantee (filed as Exhibit 4.4 to UAL’s Form 8-K filed on November 12, 2013, Commission file number 1-6033, and incorporated herein by reference)

*4.14	UAL United	Third Supplemental Indenture, dated as of January 26, 2017, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 5.000% Senior Notes due 2024 (filed as Exhibit 4.2 to UAL’s Form 8-K filed January 27, 2017, Commission file number 1-6033, and incorporated herein by reference)

*4.15	UAL United	Form of 5.000% Senior Notes due 2024 (filed as Exhibit A to Exhibit 4.2 to UAL’s Form 8-K filed January 27, 2017, Commission file number 1-6033, and incorporated herein by reference)

*4.16	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL’s Form 8-K filed January 27, 2017, Commission file number 1-6033, and incorporated herein by reference)

*4.17	UAL United	Fourth Supplemental Indenture, dated as of September 29, 2017, among United Continental Holdings, Inc., United Airlines, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, providing for the issuance of 4.250% Senior Notes due 2022 (filed as Exhibit 4.2 to UAL’s Form 8-K filed October 4, 2017, Commission file number 1-6033, and incorporated herein by reference)

*4.18	UAL United	Form of 4.250% Senior Notes due 2022 (filed as Exhibit A to Exhibit 4.2 to UAL’s Form 8-K filed October 4, 2017, Commission file number 1-6033, and incorporated herein by reference)

*4.19	UAL United	Form of Notation of Note Guarantee (filed as Exhibit B to Exhibit 4.2 to UAL’s Form 8-K filed October 4, 2017, Commission file number 1-6033, and incorporated herein by reference)

Material Contracts

*†10.1	UAL	Agreement, dated April 19, 2016, by and among PAR Capital Management, Inc., Altimeter Capital Management, LP, United Continental Holdings, Inc. and the other signatories listed on the signature page thereto (filed as Exhibit 10.1 to UAL’s Form 8-K filed April 20, 2016, Commission file number 1-6033, and incorporated herein by reference)

*†10.2	UAL	United Continental Holdings, Inc. Profit Sharing Plan (amended and restated effective January 1, 2016) (Filed as Exhibit 10.2 to UAL’s Form 10-K for the year ended December 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

†10.3	UAL	First Amendment, dated January 29, 2018, to United Continental Holdings, Inc Profit Sharing Plan

*†10.4	UAL United	Employment Agreement, dated December 31, 2015, among United Continental Holdings, Inc., United Airlines, Inc. and Oscar Munoz (filed as Exhibit 10.1 to UAL’s Form 8-K/A filed January 7, 2016, Commission file number 1-6033, and incorporated herein by reference)

*†10.5	UAL United	Amendment to Employment Agreement, dated April 19, 2016, by and among United Continental Holdings, Inc., United Airlines, Inc. and Oscar Munoz (filed as Exhibit 10.1 to UAL’s Form 8-K filed April 20, 2016, Commission file number 1-6033, and incorporated herein by reference)

*†10.6	UAL United	Second Amendment to Employment Agreement, dated April 21, 2017, by and among United Continental Holdings, Inc., United Airlines, Inc. and Oscar Munoz (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2017, Commission file number 1-6033, and incorporated herein by reference)

*†10.7	UAL United	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and James E. Compton (filed as Exhibit 10.12 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.8	UAL United	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Gerald Laderman (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*†10.9	UAL United	SERP Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., Continental Airlines, Inc. and Michael P. Bonds (filed as Exhibit 10.10 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.10	UAL United	United Continental Holdings, Inc. Senior Officer Severance Plan (effective October 1, 2014) (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*†10.11	UAL United	Employment Agreement, dated as of October 1, 2010, by and among United Continental Holdings, Inc., United Air Lines, Inc., Continental Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.21 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.12	UAL United	Performance Award Agreement, dated May 5, 2016, by and among United Continental Holdings, Inc., United Airlines, Inc. and Brett J. Hart (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2016, Commission file number 1-6033, and incorporated herein by reference)

*†10.13	UAL	Form of Stock Option Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2016, Commission file number 1-6033, and incorporated herein by reference)

*†10.14	UAL	Form of Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2016, Commission file number 1-6033, and incorporated herein by reference)

*†10.15	UAL United	Confidentiality and Non-Competition Agreement, dated April 23, 2009, by and among Continental Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.1 to Continental Airlines, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.16	UAL United	Separation Agreement, dated as of September 8, 2015, by and among United Continental Holdings, Inc., United Airlines, Inc. and Jeffery A. Smisek (filed as Exhibit 10.1 to UAL’s Form 8-K filed September 8, 2015, Commission file number 1-6033, and incorporated herein by reference)

*†10.17	UAL United	Description of Benefits for Officers of United Continental Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.11 to UAL’s Form 10-K for the year ended December 31, 2015, Commission file number 1-6033 and incorporated herein by reference)

*†10.18	UAL	United Continental Holdings, Inc. Officer Travel Policy (filed as Exhibit 10.24 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.19	UAL	United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Annex A to UAL Corporation’s 2013 Definitive Proxy Statement filed on April 26, 2013, Commission file number 1-6033, and incorporated herein by reference) (now named the United Continental Holdings, Inc. 2008 Incentive Compensation Plan)

*†10.20	UAL	First Amendment to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (changing the name to United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Annex A to UAL’s Definitive Proxy Statement filed on April 26, 2013, Commission file number 1-6033, and incorporated herein by reference)

*†10.21	UAL	Second Amendment to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.19 to UAL’s Form 10-K for the year ended December 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*†10.22	UAL	Form of Stock Option Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-6033, and incorporated herein by reference)

*†10.23	UAL	Form of Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (stock settled) (filed as Exhibit 10.21 to UAL’s Form 10-K for the year ended December 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*†10.24	UAL	Form of Restricted Share Award Notice pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan (awards during and after 2014) (filed as Exhibit 10.27 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-6033, and incorporated by reference)

*†10.25	UAL	United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.31 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.26	UAL	First Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (effective with respect to performance periods beginning on or after January 1, 2012) (filed as Exhibit 10.33 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.27	UAL	Second Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.29 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*†10.28	UAL	Third Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*†10.29	UAL	Fourth Amendment to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (adopted pursuant to the United Continental Holdings, Inc. 2008 Incentive Compensation Plan) (filed as Exhibit 10.22 to UAL’s Form 10-K for the year ended December 31, 2015, Commission file number 1-6033 and incorporated herein by reference)

*†10.30	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (ROIC awards) (filed as Exhibit 10.23 to UAL’s Form 10-K for the year ended December 31, 2015, Commission file number 1-6033 and incorporated herein by reference)

*†10.31	UAL	Form of Performance-Based Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based Restricted Stock Unit Program (Relative Pre-tax Margin awards) (for performance periods beginning on or after January 1, 2015) (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*†10.32	UAL	United Continental Holdings, Inc. Incentive Plan 2010, as amended and restated February 17, 2011 (previously named the Continental Airlines, Inc. Incentive Plan 2010) (filed as Annex B to UAL’s Definitive Proxy Statement filed April 26, 2013, Commission file number 1-6033, and incorporated herein by reference)

*†10.33	UAL	First Amendment to the United Continental Holdings, Inc. Incentive Plan 2010, as amended and restated February 17, 2011 (filed as Annex B to UAL’s 2013 Definitive Proxy Statement filed on April 26, 2013, Commission file number 1-6033, incorporated herein by reference)

*†10.34	UAL	United Continental Holdings, Inc. Annual Incentive Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (as amended and restated February 21, 2013) (filed as Exhibit 10.43 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*†10.35	UAL	United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (filed as Exhibit 10.43 to UAL’s Form 10-K for the year ended December 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*†10.36	UAL	First Amendment to the United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (effective with respect to performance periods beginning on or after January 1, 2012) (filed as Exhibit 10.49 to UAL’s Form 10-K for the year ended December 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*†10.37	UAL	Second Amendment to the United Continental Holdings, Inc. Long-Term Relative Performance Program (adopted pursuant to the United Continental Holdings, Inc. Incentive Plan 2010) (effective with respect to performance periods beginning on or after January 1, 2014) (filed as Exhibit 10.40.2 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-6033, and incorporated herein by reference)

*†10.38	UAL	Form of Annual Incentive Program Award Notice pursuant to the United Continental Holdings, Inc. Annual Incentive Program (for fiscal years beginning on or after January 1, 2013) (filed as Exhibit 10.47 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*†10.39	UAL	Form of Long-Term Relative Performance Award Notice pursuant to the United Continental Holdings, Inc. Long-Term Relative Performance Program (for use with respect to performance periods beginning January 1, 2014) (filed as Exhibit 10.45 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-6033, and incorporated herein by reference)

*†10.40	UAL	Description of Compensation and Benefits for United Continental Holdings, Inc. Non-Employee Directors (filed as Exhibit 10.30 to UAL’s Form 10-K for the year ended December 31, 2014, Commission file number 1-6033, and incorporated herein by reference)

*†10.41	UAL	United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated, effective February 20, 2014, filed as Annex A to UAL’s Definitive Proxy Statement filed April 25, 2014, Commission file number 1-6033, and incorporated herein by reference)

*†10.42	UAL	Form of Share Unit Award Notice pursuant to the United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (for awards granted on or after June 2011) (filed as Exhibit 10.9 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated herein by reference)

*†10.43	UAL	Continental Airlines, Inc. 1998 Stock Incentive Plan (filed as Exhibit 4.3 to Continental’s Form S-8 Registration Statement (No. 333-57297), Commission file number 1-10323, and incorporated herein by reference)

*†10.44	UAL	Amendment No. 1 to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan (filed as Exhibit 10.2 to Continental’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, Commission file no. 1-10323, and incorporated herein by reference)

*†10.45	UAL	Amendment to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan (filed as Exhibit 10.5 to Continental’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission file no. 1-10323 and incorporated herein by reference)

*†10.46	UAL	Form of Outside Director Stock Option Grant pursuant to the Continental Airlines, Inc. 1998 Incentive Plan (filed as Exhibit 10.12(c) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.47	UAL	Continental Airlines, Inc. Incentive Plan 2000, as amended and restated (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*†10.48	UAL	Amendment to Incentive Plan 2000, dated as of March 12, 2004 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended March 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*†10.49	UAL	Second Amendment to Incentive Plan 2000, dated as of June 6, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.50	UAL	Third Amendment to Incentive Plan 2000, dated as of September 14, 2006 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*†10.51	UAL	Form of Outside Director Stock Option Agreement pursuant to Incentive Plan 2000 (filed as Exhibit 10.14(b) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*†10.52	UAL	Form of Outside Director Stock Option Grant pursuant to Incentive Plan 2000 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*†10.53	UAL	Form of Non-Employee Director Option Grant Document pursuant to Continental Airlines, Inc. Incentive Plan 2010, as amended and restated through February 17, 2010 (filed as Exhibit 10.12(a) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*†10.54	UAL	United Air Lines, Inc. Management Cash Direct & Cash Match Program (amended and restated effective January 1, 2014) (filed as Exhibit 10.64 to UAL’s Form 10-K for the year ended December 31, 2013, Commission file number 1-10323, and incorporated herein by reference)

*†10.55	UAL	United Continental Holdings, Inc. Executive Severance Plan (effective October 1, 2014) (filed as Exhibit 10.1 to UAL’s Form 8-K filed June 20, 2014, Commission file number 1-6033, and incorporated herein by reference)

*†10.56	UAL United	Separation Agreement, dated as of February 9, 2017, by and among United Continental Holdings, Inc., United Airlines, Inc. and Julia Haywood (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended March 31, 2017, Commission file number 1-6033, and incorporated herein by reference)

*†10.57	UAL	First Amendment to the United Continental Holdings, Inc. 2006 Director Equity Incentive Plan (as amended and restated on February 20, 2014) (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended March 31, 2017, Commission file number 1-6033, and incorporated herein by reference)

*†10.58	UAL	United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.1 to UAL’s Form 8-K filed on May 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

*†10.59	UAL	Form of Restricted Stock Unit Award Notice pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

*†10.60	UAL	Form of Stock Option Award Notice pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan (filed as Exhibit 10.7 to UAL’s Form 10-Q for the quarter ended June 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

*†10.61	UAL	United Continental Holdings, Inc. Performance-Based RSU Program (adopted pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan) (filed as Exhibit 10.8 to UAL’s Form 10-Q for the quarter ended June 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

*†10.62	UAL	Form of Performance-Based RSU Award Notice pursuant to the United Continental Holdings, Inc. Performance-Based RSU Program (Relative Pre-tax Margin awards) (filed as Exhibit 10.9 to UAL’s Form 10-Q for the quarter ended June 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

†10.63	UAL	United Continental Holdings, Inc. Annual Incentive Program (adopted pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan)

†10.64	UAL	Form of Annual Incentive Plan Award Notice pursuant to the United Continental Holdings, Inc. Annual Incentive Program (adopted pursuant to the United Continental Holdings, Inc. 2017 Incentive Compensation Plan)

*^10.65	UAL United	Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.27 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.66	UAL United	Letter Agreement No. 1 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.28 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.67	UAL United	Letter Agreement No. 2 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.29 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.68	UAL United	Amended and Restated Letter Agreement No. 2 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.9 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.69	UAL United	Letter Agreement No. 3 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.30 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.70	UAL United	Amended and Restated Letter Agreement No. 3 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.10 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.71	UAL United	Letter Agreement No. 4 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.31 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.72	UAL United	Amended and Restated Letter Agreement No. 4 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.11 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.73	UAL United	Letter Agreement No. 5 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.32 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.74	UAL United	Letter Agreement No. 6 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.33 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.75	UAL United	Letter Agreement No. 7 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.34 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.76	UAL United	Letter Agreement No. 8 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.35 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.77	UAL United	Letter Agreement No. 9 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.36 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.78	UAL United	Letter Agreement No. 10 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.37 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.79	UAL United	Letter Agreement No. 11 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.38 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.80	UAL United	Letter Agreement No. 12 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.39 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.81	UAL United	Letter Agreement No. 13 to the Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, by and among Airbus S.A.S and United Air Lines. Inc. (filed as Exhibit 10.40 to UAL’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.82	UAL United	Amendment No. 1 to the Airbus A350-900XWB Purchase Agreement, dated June 25, 2010, by and among Airbus S.A.S and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2010, Commission file number 1-6033, and incorporated herein by reference)

*^10.83	UAL United	Amendment No. 2 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.8 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.84	UAL United	Amended and Restated Letter Agreement No. 5 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.12 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.85	UAL United	Amended and Restated Letter Agreement No. 6 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.13 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.86	UAL United	Amended and Restated Letter Agreement No. 7 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.14 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.87	UAL United	Amended and Restated Letter Agreement No. 10 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.15 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.88	UAL United	Amended and Restated Letter Agreement No. 12 to the Airbus A350-900XWB Purchase Agreement, dated June 19, 2013 (filed as Exhibit 10.16 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.89	UAL United	Letter Agreement No. 14 to the Airbus A350-900XWB Purchase Agreement, dated May 6, 2016, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.90	UAL United	Amendment No. 3, dated March 14, 2017, to Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2017, Commission file number 1-6033, and incorporated herein by reference)

*^10.91	UAL United	Amended and Restated A350-900 Purchase Agreement, dated September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

*^10.92	UAL United	Purchase Agreement No. 1951, including exhibits and side letters thereto, dated July 23, 1996, by and among Continental and Boeing (filed as Exhibit 10.8 to Continental’s Form 10-Q for the quarter ended June 30, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.93	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 1951, dated October 10, 1996 (filed as Exhibit 10.14(a) to Continental’s Form 10-K for the year ended December 31, 1996, Commission file number 1-10323, and incorporated herein by reference)

*^10.94	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 1951, dated March 5, 1997 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 1997, Commission file number 1-10323 and incorporated herein by reference)

*^10.95	UAL United	Supplemental Agreement No. 3, including exhibit and side letter, to Purchase Agreement No. 1951, dated July 17, 1997 (filed as Exhibit 10.14(c) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.96	UAL United	Supplemental Agreement No. 4, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.14(d) to Continental’s Form 10-K for the year ended December 31, 1997, Commission file number 1-10323, and incorporated herein by reference)

*^10.97	UAL United	Supplemental Agreement No. 5, including exhibits and side letters, to Purchase Agreement No. 1951, dated October 10, 1997 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.98	UAL United	Supplemental Agreement No. 6, including exhibits and side letters, to Purchase Agreement No. 1951, dated July 30, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.99	UAL United	Supplemental Agreement No. 7, including side letters, to Purchase Agreement No. 1951, dated November 12, 1998 (filed as Exhibit 10.24(g) to Continental’s Form 10-K for the year ended December 31, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.100	UAL United	Supplemental Agreement No. 8, including side letters, to Purchase Agreement No. 1951, dated December 7, 1998 (filed as Exhibit 10.24(h) to Continental’s Form 10-K for the year ended December 31, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.101	UAL United	Letter Agreement No. 6-1162-GOC-131R1 to Purchase Agreement No. 1951, dated March 26, 1998 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 1998, Commission file number 1-10323, and incorporated herein by reference)

*^10.102	UAL United	Supplemental Agreement No. 9, including side letters, to Purchase Agreement No. 1951, dated February 18, 1999 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.103	UAL United	Supplemental Agreement No. 10, including side letters, to Purchase Agreement No. 1951, dated March 19, 1999 (filed as Exhibit 10.4(a) to Continental’s Form 10-Q for the quarter ended March 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.104	UAL United	Supplemental Agreement No. 11, including side letters, to Purchase Agreement No. 1951, dated March 14, 1999 (filed as Exhibit 10.7 to Continental’s Form 10-Q for the quarter ended June 30, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.105	UAL United	Supplemental Agreement No. 12, including side letters, to Purchase Agreement No. 1951, dated July 2, 1999 (filed as Exhibit 10.8 to Continental’s Form 10-Q for the quarter ended September 30, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.106	UAL United	Supplemental Agreement No. 13 to Purchase Agreement No. 1951, dated October 13, 1999 (filed as Exhibit 10.25(n) to Continental’s Form 10-K for the year ended December 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.107	UAL United	Supplemental Agreement No. 14 to Purchase Agreement No. 1951, dated December 13, 1999 (filed as Exhibit 10.25(o) to Continental’s Form 10-K for the year ended December 31, 1999, Commission file number 1-10323, and incorporated herein by reference)

*^10.108	UAL United	Supplemental Agreement No. 15, including side letters, to Purchase Agreement No. 1951, dated January 13, 2000 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.109	UAL United	Supplemental Agreement No. 16, including side letters, to Purchase Agreement No. 1951, dated March 17, 2000 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.110	UAL United	Supplemental Agreement No. 17, including side letters, to Purchase Agreement No. 1951, dated May 16, 2000 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.111	UAL United	Supplemental Agreement No. 18, including side letters, to Purchase Agreement No. 1951, dated September 11, 2000 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended September 30, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.112	UAL United	Supplemental Agreement No. 19, including side letters, to Purchase Agreement No. 1951, dated October 31, 2000 (filed as Exhibit 10.20(t) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.113	UAL United	Supplemental Agreement No. 20, including side letters, to Purchase Agreement No. 1951, dated December 21, 2000 (filed as Exhibit 10.20(u) to Continental’s Form 10-K for the year ended December 31, 2000, Commission file number 1-10323, and incorporated herein by reference)

*^10.114	UAL United	Supplemental Agreement No. 21, including side letters, to Purchase Agreement No. 1951, dated March 30, 2001 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.115	UAL United	Supplemental Agreement No. 22, including side letters, to Purchase Agreement No. 1951, dated May 23, 2001 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.116	UAL United	Supplemental Agreement No. 23, including side letters, to Purchase Agreement No. 1951, dated June 29, 2001 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.117	UAL United	Supplemental Agreement No. 24, including side letters, to Purchase Agreement No. 1951, dated August 31, 2001 (filed as Exhibit 10.11 to Continental’s Form 10-Q for the quarter ended September 30, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.118	UAL United	Supplemental Agreement No. 25, including side letters, to Purchase Agreement No. 1951, dated December 31, 2001 (filed as Exhibit 10.22(z) to Continental’s Form 10-K for the year ended December 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.119	UAL United	Supplemental Agreement No. 26, including side letters, to Purchase Agreement No. 1951, dated March 29, 2002 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended March 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.120	UAL United	Supplemental Agreement No. 27, including side letters, to Purchase Agreement No. 1951, dated November 6, 2002 (filed as Exhibit 10.22(ab) to Continental’s Form 10-K for the year ended December 31, 2002, Commission file number 1-10323, and incorporated herein by reference)

*^10.121	UAL United	Supplemental Agreement No. 28, including side letters, to Purchase Agreement No. 1951, dated April 1, 2003 (filed as Exhibit 10.6 to Continental’s Form 10-Q for the quarter ended March 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.122	UAL United	Supplemental Agreement No. 29, including side letters, to Purchase Agreement No. 1951, dated August 19, 2003 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.123	UAL United	Supplemental Agreement No. 30 to Purchase Agreement No. 1951, dated November 4, 2003 (filed as Exhibit 10.23(ae) to Continental’s Form 10-K for the year ended December 31, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.124	UAL United	Supplemental Agreement No. 31 to Purchase Agreement No. 1951, dated August 20, 2004 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.125	UAL United	Supplemental Agreement No. 32, including side letters, to Purchase Agreement No. 1951, dated December 29, 2004 (filed as Exhibit 10.21(ag) to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.126	UAL United	Supplemental Agreement No. 33, including side letters, to Purchase Agreement No. 1951, dated December 29, 2004 (filed as Exhibit 10.21(ah) to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.127	UAL United	Supplemental Agreement No. 34 to Purchase Agreement No. 1951, dated June 22, 2005 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.128	UAL United	Supplemental Agreement No. 35 to Purchase Agreement No. 1951, dated June 30, 2005 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.129	UAL United	Supplemental Agreement No. 36 to Purchase Agreement No. 1951, dated July 28, 2005 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.130	UAL United	Supplemental Agreement No. 37 to Purchase Agreement No. 1951, dated March 30, 2006 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.131	UAL United	Supplemental Agreement No. 38 to Purchase Agreement No. 1951, dated June 6, 2006 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.132	UAL United	Supplemental Agreement No. 39 to Purchase Agreement No. 1951, dated August 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.133	UAL United	Supplemental Agreement No. 40 to Purchase Agreement No. 1951, dated December 5, 2006 (filed as Exhibit 10.23(ao) to Continental’s Form 10-K for the year ended December 31, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.134	UAL United	Supplemental Agreement No. 41 to Purchase Agreement No. 1951, dated June 1, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.135	UAL United	Supplemental Agreement No. 42 to Purchase Agreement No. 1951, dated June 12, 2007 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended June 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.136	UAL United	Supplemental Agreement No. 43 to Purchase Agreement No. 1951, dated July 18, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended September 30, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.137	UAL United	Supplemental Agreement No. 44 to Purchase Agreement No. 1951, dated December 7, 2007 (filed as Exhibit 10.21(as) to Continental’s Form 10-K for the year ended December 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.138	UAL United	Supplemental Agreement No. 45 to Purchase Agreement No. 1951, dated February 20, 2008 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.139	UAL United	Supplemental Agreement No. 46 to Purchase Agreement No. 1951, dated June 25, 2008 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.140	UAL United	Supplemental Agreement No. 47 to Purchase Agreement No. 1951, dated October 30, 2008 (filed as Exhibit 10.21(av) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.141	UAL United	Supplemental Agreement No. 48 to Purchase Agreement No. 1951, dated January 29, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.142	UAL United	Supplemental Agreement No. 49 to Purchase Agreement No. 1951, dated May 1, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.143	UAL United	Supplemental Agreement No. 50 to Purchase Agreement No. 1951, dated July 23, 2009 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.144	UAL United	Supplemental Agreement No. 51 to Purchase Agreement No. 1951, dated August 5, 2009 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.145	UAL United	Supplemental Agreement No. 52 to Purchase Agreement No. 1951, dated August 31, 2009 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.146	UAL United	Supplemental Agreement No. 53 to Purchase Agreement No. 1951, dated December 23, 2009 (filed as Exhibit 10.22(bb) to Continental’s Form 10-K for the year ended December 31, 2009, Commission file number 1-10323, and incorporated herein by reference)

*^10.147	UAL United	Supplemental Agreement No. 54 to Purchase Agreement No. 1951, dated March 2, 2010 (filed as Exhibit 10.2 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.148	UAL United	Supplemental Agreement No. 55 to Purchase Agreement No. 1951, dated March 31, 2010 (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended March 31, 2010, Commission file number 1-10323, and incorporated herein by reference)

*^10.149	UAL United	Supplemental Agreement No. 56 to Purchase Agreement No. 1951, dated August 12, 2010 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended September 30, 2010, Commission File Number 1-10323, and incorporated herein by reference)

*^10.150	UAL United	Supplemental Agreement No. 57 to Purchase Agreement No. 1951, dated March 2, 2011 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2011, Commission file number 1-6033, and incorporated herein by reference)

*^10.151	UAL United	Supplemental Agreement No. 58 to Purchase Agreement No. 1951, dated January 6, 2012 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.152	UAL United	Supplemental Agreement No. 59 to Purchase Agreement No. 1951, dated July 12, 2012 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.153	UAL United	Supplemental Agreement No. 60 to Purchase Agreement No. 1951, dated November 7, 2012 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.154	UAL United	Supplemental Agreement No. 61 to Purchase Agreement No. 1951, dated September 11, 2013 (filed as Exhibit 10.1 for the quarter ended September 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.155	UAL United	Supplemental Agreement No. 62 to Purchase Agreement No. 1951, dated January 14, 2015 (filed as Exhibit 10.3 for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*^10.156	UAL United	Supplemental Agreement No. 63 to Purchase Agreement No. 1951, dated May 26, 2015 (filed as Exhibit 10.1 for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.157	UAL United	Supplemental Agreement No. 64 to Purchase Agreement No. 1951, dated June 12, 2015 (filed as Exhibit 10.2 for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.158	UAL United	Aircraft General Terms Agreement, dated October 10, 1997, by and among Continental and Boeing (filed as Exhibit 10.15 to Continental’s Form 10-K for the year ended December 31, 1997, Commission File Number 1-10323, and incorporated herein by reference)

*^10.159	UAL United	Letter Agreement 6-1162-CHL-048, dated February 8, 2002, by and among Continental and Boeing (filed as Exhibit 10.44 to Continental’s Form 10-K for the year ended December 31, 2001, Commission file number 1-10323, and incorporated herein by reference)

*^10.160	UAL United	Purchase Agreement No. 2484, including exhibits and side letters, dated December 29, 2004, by and among Continental and Boeing (filed as Exhibit 10.27 to Continental’s Form 10-K for the year ended December 31, 2004, Commission file number 1-10323, and incorporated herein by reference)

*^10.161	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 2484, dated June 30, 2005 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended June 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.162	UAL United	Supplemental Agreement No. 2, including exhibits and side letters, to Purchase Agreement No. 2484, dated January 20, 2006 (filed as Exhibit 10.27(b) to Continental’s Form 10-K for the year ended December 31, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.163	UAL United	Supplemental Agreement No. 3 to Purchase Agreement No. 2484, dated May 3, 2006 (filed as Exhibit 10.4 to Continental’s Form 10-Q for the quarter ended June 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.164	UAL United	Supplemental Agreement No. 4 to Purchase Agreement No. 2484, dated July 14, 2006 (filed as Exhibit 10.5 to Continental’s Form 10-Q for the quarter ended September 30, 2006, Commission file number 1-10323, and incorporated herein by reference)

*^10.165	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 2484, dated March 12, 2007 (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended March 31, 2007, Commission file number 1-10323, and incorporated herein by reference)

*^10.166	UAL United	Supplemental Agreement No. 6 to Purchase Agreement No. 2484, dated October 22, 2008 (filed as Exhibit 10.25(f) to Continental’s Form 10-K for the year ended December 31, 2008, Commission file number 1-10323, and incorporated herein by reference)

*^10.167	UAL United	Supplemental Agreement No. 7 to Purchase Agreement No. 2484, dated November 7, 2012 (filed as Exhibit 10.179 to UAL’s Form 10-K for the year ended December 31, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.168	UAL United	Supplemental Agreement No. 8 to Purchase Agreement No. 2484, dated June 17, 2013 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.169	UAL United	Supplemental Agreement No. 9 to Purchase Agreement No. 2484, dated June 6, 2014 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated herein by reference)

*^10.170	UAL United	Supplemental Agreement No. 10 to Purchase Agreement No. 2484, dated January 14, 2015 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*^10.171	UAL United	Supplemental Agreement No. 11 to Purchase Agreement No. 2484, dated April 30, 2015 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.172	UAL United	Amended and Restated Letter Agreement No. 11, dated August 8, 2005, by and among Continental and General Electric Company (filed as Exhibit 10.3 to Continental’s Form 10-Q for the quarter ended September 30, 2005, Commission file number 1-10323, and incorporated herein by reference)

*^10.173	UAL United	Agreement, dated May 7, 2003, by and among Continental and the United States of America, acting through the Transportation Security Administration (filed as Exhibit 10.1 to Continental’s Form 10-Q for the quarter ended June 30, 2003, Commission file number 1-10323, and incorporated herein by reference)

*^10.174	UAL United	Purchase Agreement No. PA-03784, dated July 12, 2012, between The Boeing Company and United Air Lines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.175	UAL United	Supplemental Agreement No. 01 to Purchase Agreement No. PA-03784, dated September 27, 2012 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.176	UAL United	Supplemental Agreement No. 02 to Purchase Agreement Number PA-03784, dated March 1, 2013 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.177	UAL United	Supplemental Agreement No. 03 to Purchase Agreement Number PA-03784, dated June 27, 2013 (filed as Exhibit 10.7 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.178	UAL United	Supplemental Agreement No. 04 to Purchase Agreement Number PA-03784, dated September 11, 2013 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.179	UAL United	Supplemental Agreement No. 05 to Purchase Agreement Number PA-03784, dated March 3, 2014 (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033 and incorporated herein by reference)

*^10.180	UAL United	Supplemental Agreement No. 06 to Purchase Agreement Number PA-03784, dated June 6, 2014 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated herein by reference)

*^10.181	UAL United	Supplemental Agreement No. 07 to Purchase Agreement Number PA-03784, dated May 26, 2015 (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323 and incorporated herein by reference)

*^10.182	UAL United	Supplemental Agreement No. 08 to Purchase Agreement Number PA-03784, dated June 12, 2015 (filed as Exhibit 10.7 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323 and incorporated herein by reference)

*^10.183	UAL United	Supplemental Agreement No. 9 to Purchase Agreement No. 03784, dated January 20, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.184	UAL United	Supplemental Agreement No. 10 to Purchase Agreement No. 03784, dated February 8, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.185	UAL United	Supplemental Agreement No. 11 to Purchase Agreement Number No. 03784, dated March 7, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.186	UAL United	Supplemental Agreement No. 12 to Purchase Agreement No. 03784, dated June 24, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.7 to UAL’s Form 10-Q for the quarter ended June 30, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.187	UAL United	Supplemental Agreement No. 13 to Purchase Agreement No. 03784, dated December 27, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.174 to UAL’s Form 10-K for the year ended December 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.188	UAL United	Purchase Agreement No. PA-03776, dated July 12, 2012, between The Boeing Company and United Continental Holdings, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.189	UAL United	Supplemental Agreement No. 01 to Purchase Agreement No. 03776, dated June 17, 2013 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.190	UAL United	Purchase Agreement Assignment to Purchase Agreement No. 03776, dated October 23, 2013, between United Continental Holdings, Inc. and United Airlines, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.191	UAL United	Supplemental Agreement No. 02 to Purchase Agreement No. 03776, dated January 14, 2015 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*^10.192	UAL United	Supplemental Agreement No. 03 to Purchase Agreement No. 03776, dated May 26, 2015 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.193	UAL United	Supplemental Agreement No. 04 to Purchase Agreement No. 03776, dated June 12, 2015 (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.194	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 03776, dated January 20, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.195	UAL United	Supplemental Agreement No. 6 to Purchase Agreement No. 03776, dated February 8, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.196	UAL United	Supplemental Agreement No. 7 to Purchase Agreement No. 03776, dated December 27, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.183 to UAL’s Form 10-K for the year ended December 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.197	UAL United	Supplemental Agreement No. 8, including exhibits and side letters, to Purchase Agreement No. 03776, dated June 7, 2017, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended June 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

*^10.198	UAL United	Supplemental Agreement No. 9, including exhibits and side letters, to Purchase Agreement No. 03776, dated June 15, 2017, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

*^10.199	UAL United	Letter Agreement No. 6-1162-KKT-080, dated July 12, 2012, among Boeing, United Continental Holdings, Inc., United Air Lines, Inc., and Continental Airlines, Inc. (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.200	UAL United	Purchase Agreement No. 3860, dated September 27, 2012, between Boeing and United Air Lines, Inc. (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended September 30, 2012, Commission file number 1-6033, and incorporated herein by reference)

*^10.201	UAL United	Supplemental Agreement No. 1 to Purchase Agreement No. 3860, dated June 17, 2013 (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended June 30, 2013, Commission file number 1-6033, and incorporated herein by reference)

*^10.202	UAL United	Supplemental Agreement No. 2 to Purchase Agreement No. 3860, dated December 16, 2013 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended June 30, 2014, Commission file number 1-6033, and incorporated herein by reference)

*^10.203	UAL United	Supplemental Agreement No. 3 to Purchase Agreement No. 3860, dated as of July 22, 2014 (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2014, Commission file number 1-6033, and incorporated herein by reference)

*^10.204	UAL United	Supplemental Agreement No. 4 to Purchase Agreement No. 3860, dated as of January 14, 2015 (filed as Exhibit 10.6 to UAL’s Form 10-Q for the quarter ended March 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*^10.205	UAL United	Supplemental Agreement No. 5 to Purchase Agreement No. 3860, dated as of April 30, 2015 (filed as Exhibit 10.8 to UAL’s Form 10-Q for the quarter ended June 30, 2015, Commission file number 1-10323, and incorporated herein by reference)

*^10.206	UAL United	Supplemental Agreement No. 6 to Purchase Agreement No. 3860, dated as of December 31, 2015 (filed as Exhibit 10.178 to UAL’s Form 10-K for the year ended December 31, 2015, Commission file number 1-6033, and incorporated herein by reference)

*^10.207	UAL United	Supplemental Agreement No. 7 to Purchase Agreement No. 3860, dated March 7, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended March 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.208	UAL United	Letter Agreement to Purchase Agreement No. 3860, dated May 5, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.209	UAL United	Supplemental Agreement No. 8, including exhibits and side letters, to Purchase Agreement No. 3860, Dated June 15, 2017, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.5 to UAL’s Form 10-Q for the quarter ended June 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

*^10.210	UAL United	Letter Agreement No. UAL-LA-1604287 to Purchase Agreement Nos. 3776, 3784 and 3860, dated December 27, 2016, between The Boeing Company and United Airlines, Inc. (filed as Exhibit 10.194 to UAL’s Form 10-K for the year ended December 31, 2016, Commission file number 1-6033, and incorporated herein by reference)

*^10.211	UAL United	Amendment No. 3, dated March 14, 2017, to Airbus A350-900XWB Purchase Agreement, dated March 5, 2010, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2017, Commission file number 1-6033, and incorporated herein by reference)

*^10.212	UAL United	Amended and Restated A350-900 Purchase Agreement, dated September 1, 2017, including letter agreements related thereto, between Airbus S.A.S. and United Airlines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2017, Commission file number 1-6033, and incorporated herein by reference)

*10.213	UAL United	Credit and Guaranty Agreement, dated as of March 27, 2013, among Continental Airlines, Inc. and United Air Lines, Inc., as co-borrowers, United Continental Holdings, Inc., as parent and a guarantor, the subsidiaries of United Continental Holdings, Inc. other than the co-borrowers party thereto from time to time, as guarantors, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to UAL’s Form 8-K filed March 28, 2013, Commission file number 1-6033, and incorporated herein by reference)

*10.214	UAL United	First Amendment to Credit and Guaranty Agreement, dated as of March 27, 2014 (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended March 31, 2014, Commission file number 1-6033, and incorporated herein by reference)

*10.215	UAL United	Second Amendment to Credit and Guaranty Agreement, dated as of July 25, 2014 (filed as Exhibit 10.1 to UAL’s Form 8-K filed September 19, 2014, Commission file number 1-6033, and incorporated herein by reference)

*10.216	UAL United	Third Amendment to Credit and Guaranty Agreement, dated as of September 15, 2014 (filed as Exhibit 10.2 to UAL’s Form 8-K filed September 19, 2014, Commission file number 1-6033, and incorporated herein by reference)

*10.217	UAL United	Fourth Amendment to Credit and Guaranty Agreement, dated as of May 24, 2016 (filed as Exhibit 10.4 to UAL’s Form 10-Q for the quarter ended June 30, 2016, Commission file number 1-6033, and incorporated herein by reference)

*10.218	UAL United	Amended and Restated Credit and Guaranty Agreement, dated as of March 29, 2017, among United Airlines, Inc., as borrower, United Continental Holdings, Inc., as parent and a guarantor, the subsidiaries of United Continental Holdings, Inc. from time to time party thereto other than the borrower party thereto from time to time, as guarantors, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to UAL’s Form 8-K filed April 3, 2017, Commission file number 1-6033, and incorporated herein by reference)

10.219	UAL United	First Amendment, dated as of November 15, 2017, to Amended and Restated Credit Guaranty Agreement

Computation of Ratios

12.1	UAL	United Continental Holdings, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

12.2	United	United Airlines, Inc. and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges

List of Subsidiaries

21	UAL United	List of United Continental Holdings, Inc. and United Airlines, Inc. Subsidiaries

Consents of Experts and Counsel

23.1	UAL	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Continental Holdings, Inc.

23.2	United	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) for United Airlines, Inc.

Rule 13a-14(a)/15d-14(a) Certifications

31.1	UAL	Certification of the Principal Executive Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	UAL	Certification of the Principal Financial Officer of United Continental Holdings, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	United	Certification of the Principal Executive Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.4	United	Certification of the Principal Financial Officer of United Airlines, Inc. pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

Section 1350 Certifications

32.1	UAL	Certification of the Chief Executive Officer and Chief Financial Officer of United Continental Holdings, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	United	Certification of the Chief Executive Officer and Chief Financial Officer of United Airlines, Inc. pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Interactive Data File

101	UAL United	The following materials from each of United Continental Holdings, Inc.‘s and United Airlines, Inc.‘s Annual Reports on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Consolidated Operations, (ii) the Statements of Consolidated Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Stockholders’ Equity (Deficit) and (vi) the Combined Notes to Consolidated Financial Statements.

*	Previously filed.
†	Indicates management contract or compensatory plan or arrangement. Pursuant to Item 601(b)(10), United is permitted to omit certain compensation-related exhibits from this report and therefore only UAL is identified as the registrant for purposes of those items.
^	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CONTINENTAL HOLDINGS, INC. UNITED AIRLINES, INC. (Registrants)

By:	/s/ Andrew C. Levy
Andrew C. Levy
Executive Vice President and Chief Financial Officer

Date: February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Continental Holdings, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ Oscar Munoz Oscar Munoz	Chief Executive Officer, Director (Principal Executive Officer)

/s/ Andrew C. Levy Andrew C. Levy	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Chris Kenny Chris Kenny	Vice President and Controller (Principal Accounting Officer)

/s/ Carolyn Corvi Carolyn Corvi	Director

/s/ Jane C. Garvey Jane C. Garvey	Director

/s/ Barney Harford Barney Harford	Director

/s/ Todd M. Insler Todd M. Insler	Director

/s/ Walter Isaacson Walter Isaacson	Director

Signature	Capacity

/s/ James A.C. Kennedy James A.C. Kennedy	Director

/s/ Robert A. Milton Robert A. Milton	Director

/s/ William R. Nuti William R. Nuti	Director

/s/ Sito Pantoja Sito Pantoja	Director

/s/ Edward M. Philip Edward M. Philip	Director

/s/ Edward L. Shapiro Edward L. Shapiro	Director

/s/ Laurence E. Simmons Laurence E. Simmons	Director

/s/ David J. Vitale David J. Vitale	Director

/s/ James M. Whitehurst James M. Whitehurst	Director

Date:    February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Airlines, Inc. and in the capacities and on the date indicated.

Signature	Capacity

/s/ Oscar Munoz Oscar Munoz	Chief Executive Officer, Director (Principal Executive Officer)

/s/ Andrew C. Levy Andrew C. Levy	Executive Vice President and Chief Financial Officer, Director (Principal Financial Officer)

/s/ Chris Kenny Chris Kenny	Vice President and Controller (Principal Accounting Officer)

/s/ Gregory L. Hart Gregory L. Hart	Director

/s/ J. Scott Kirby J. Scott Kirby	Director

Date:    February 22, 2018

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2017, 2016 and 2015

(In millions) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Other	Balance at End of Period
Allowance for doubtful accounts—UAL and United:
2017	$10	$20	$23	$—	$7
2016	18	18	26	—	10
2015	22	25	29	—	18
Obsolescence allowance—spare parts—UAL and United:
2017	$295	$75	$17	$1	$354
2016	235	61	16	15	295
2015	169	38	—	28	235
Valuation allowance for deferred tax assets—UAL:
2017	$68	$11	$27	$11	$63
2016	48	47	27	—	68
2015	4,751	—	4,703	—	48
Valuation allowance for deferred tax assets—United:
2017	$68	$11	$27	$11	$63
2016	48	47	27	—	68
2015	4,721	—	4,673	—	48

(a) Deduction from reserve for purpose for which reserve was created.